Form 10-Q
period 2017-03-31
OPEN TEXT CORP
filed 2017-05-08
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017.
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
______________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At May 4, 2017, there were 263,925,641 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	March 31, 2017	June 30, 2016
ASSETS	(unaudited)
Cash and cash equivalents	$449,000	$1,283,757
Short-term investments	2,698	11,839
Accounts receivable trade, net of allowance for doubtful accounts of $6,270 as of March 31, 2017 and $6,740 as of June 30, 2016 (note 3)	360,272	285,904
Income taxes recoverable (note 14)	20,051	31,752
Prepaid expenses and other current assets	79,318	59,021
Total current assets	911,339	1,672,273
Property and equipment (note 4)	195,124	183,660
Goodwill (note 5)	3,407,526	2,325,586
Acquired intangible assets (note 6)	1,558,424	646,240
Deferred tax assets (note 14)	1,222,386	241,161
Other assets (note 7)	72,041	53,697
Deferred charges (note 8)	56,684	22,776
Long-term income taxes recoverable (note 14)	9,700	8,751
Total assets	$7,433,224	$5,154,144
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$290,465	$257,450
Current portion of long-term debt (note 10)	232,760	8,000
Deferred revenues	573,258	373,549
Income taxes payable (note 14)	34,555	32,030
Total current liabilities	1,131,038	671,029
Long-term liabilities:
Accrued liabilities (note 9)	40,501	29,848
Deferred credits (note 8)	6,052	8,357
Pension liability (note 11)	57,300	61,993
Long-term debt (note 10)	2,388,805	2,137,987
Deferred revenues	59,000	37,461
Long-term income taxes payable (note 14)	149,825	149,041
Deferred tax liabilities (note 14)	97,104	79,231
Total long-term liabilities	2,798,587	2,503,918
Shareholders’ equity:
Share capital (note 12)
263,750,312 and 242,809,354 Common Shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively; authorized Common Shares: unlimited	1,431,801	817,788
Additional paid-in capital	165,635	147,280
Accumulated other comprehensive income	43,281	46,310
Retained earnings	1,886,115	992,546
Treasury stock, at cost (997,157 shares at March 31, 2017 and 1,267,294 at June 30, 2016, respectively)	(23,909)	(25,268)
Total OpenText shareholders' equity	3,502,923	1,978,656
Non-controlling interests	676	541
Total shareholders’ equity	3,503,599	1,979,197
Total liabilities and shareholders’ equity	$7,433,224	$5,154,144
Guarantees and contingencies (note 13)
Related party transactions (note 21)
Subsequent events (note 22)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenues:
License	$87,227	$64,397	$245,647	$197,584
Cloud services and subscriptions	177,109	147,505	521,857	444,394
Customer support	263,436	183,636	693,298	553,440
Professional service and other	65,358	45,005	166,701	145,007
Total revenues	593,130	440,543	1,627,503	1,340,425
Cost of revenues:
License	4,008	2,480	10,244	7,190
Cloud services and subscriptions	77,225	61,298	220,667	179,132
Customer support	34,442	22,427	87,529	64,624
Professional service and other	55,529	37,599	137,167	114,038
Amortization of acquired technology-based intangible assets (note 6)	39,285	17,630	87,268	56,244
Total cost of revenues	210,489	141,434	542,875	421,228
Gross profit	382,641	299,109	1,084,628	919,197
Operating expenses:
Research and development	77,086	48,160	200,379	140,310
Sales and marketing	117,498	84,600	315,297	248,420
General and administrative	44,828	37,731	122,939	107,067
Depreciation	16,557	13,754	47,128	39,998
Amortization of acquired customer-based intangible assets (note 6)	40,825	27,966	108,248	83,564
Special charges (recoveries) (note 17)	20,586	(1,671)	44,157	24,754
Total operating expenses	317,380	210,540	838,148	644,113
Income from operations	65,261	88,569	246,480	275,084
Other income (expense), net	1,424	2,120	4,565	(1,832)
Interest and other related expense, net	(31,734)	(16,228)	(86,752)	(54,461)
Income before income taxes	34,951	74,461	164,293	218,791
Provision for (recovery of) income taxes (note 14)	13,239	5,353	(815,364)	20,629
Net income for the period	$21,712	$69,108	$979,657	$198,162
Net (income) loss attributable to non-controlling interests	(96)	7	(135)	(75)
Net income attributable to OpenText	$21,616	$69,115	$979,522	$198,087
Earnings per share—basic attributable to OpenText (note 20)	$0.08	$0.29	$3.91	$0.82
Earnings per share—diluted attributable to OpenText (note 20)	$0.08	$0.28	$3.88	$0.81
Weighted average number of Common Shares outstanding—basic	263,329	242,318	250,538	243,028
Weighted average number of Common Shares outstanding—diluted	265,440	243,412	252,469	244,088
Dividends declared per Common Share	$0.1150	$0.1000	$0.3450	$0.3000

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
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net income for the period	$21,712	$69,108	$979,657	$198,162
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	2,725	988	(7,582)	(40)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of $125 and $763 for the three months ended March 31, 2017 and 2016, respectively; ($254) and ($974) for the nine months ended March 31, 2017 and 2016, respectively	348	2,115	(705)	(2,704)
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of $14 and $391 for the three months ended March 31, 2017 and 2016, respectively; ($24) and $869 for the nine months ended March 31, 2017 and 2016, respectively	40	1,086	(68)	2,412
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of ($64) and ($842) for the three months ended March 31, 2017 and 2016, respectively; $420 and ($632) for the nine months ended March 31, 2017 and 2016, respectively	686	(1,848)	5,047	(87)
Amortization of actuarial loss into net income - net of tax recovery effect of $59 and $33 for the three months ended March 31, 2017 and 2016, respectively; $178 and $99 for the nine months ended March 31, 2017 and 2016, respectively	139	88	420	261
Unrealized net gain (loss) on short-term investments - net of tax effect of nil for the three and nine months ended March 31, 2017 and 2016, respectively	(541)	(557)	(141)	(422)
Total other comprehensive income (loss) net, for the period	3,397	1,872	(3,029)	(580)
Total comprehensive income	25,109	70,980	976,628	197,582
Comprehensive (income) loss attributable to non-controlling interests	(96)	7	(135)	(75)
Total comprehensive income attributable to OpenText	$25,013	$70,987	$976,493	$197,507
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income for the period	$979,657	$198,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	242,644	179,806
Share-based compensation expense	22,373	19,080
Excess tax (benefits) on share-based compensation expense	(1,586)	(257)
Pension expense	2,953	3,459
Amortization of debt issuance costs	3,781	3,470
Amortization of deferred charges and credits	6,438	7,250
Loss on sale and write down of property and equipment	—	1,108
Deferred taxes	(890,244)	(15,692)
Share in net (income) of equity investees	(6,153)	—
Write off of unamortized debt issuance costs	833	—
Other non-cash charges	1,033	—
Changes in operating assets and liabilities:
Accounts receivable	(37,095)	22,152
Prepaid expenses and other current assets	(6,234)	(2,589)
Income taxes and deferred charges and credits	1,570	3,290
Accounts payable and accrued liabilities	16,521	(27,434)
Deferred revenue	6,917	12,564
Other assets	(6,635)	2,233
Net cash provided by operating activities	336,773	406,602
Cash flows from investing activities:
Additions of property and equipment	(50,071)	(48,897)
Proceeds from maturity of short-term investments	9,212	9,239
Purchase of ECD Business	(1,622,394)	—
Purchase of HP Inc. CCM Business	(315,000)	—
Purchase of Recommind, Inc.	(170,107)	—
Purchase of HP Inc. CEM Business	(7,289)	—
Purchase of ANXe Business Corporation	143	—
Purchase of Daegis Inc., net of cash acquired	—	(22,146)
Purchase consideration for acquisitions completed prior to Fiscal 2016	—	(13,644)
Other investing activities	(3,013)	(6,124)
Net cash used in investing activities	(2,158,519)	(81,572)
Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	1,586	257
Proceeds from issuance of long-term debt (note 10)	256,875	—
Proceeds from revolver (note 10)	225,000	—
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	26,668	11,828
Proceeds from issuance of Common Shares under the public Equity Offering	604,223	—
Repayment of long-term debt and revolver	(5,940)	(6,000)
Debt issuance costs	(6,200)	—
Equity issuance costs	(19,472)	—
Common Shares repurchased	—	(65,509)
Purchase of treasury stock	(4,245)	(10,627)
Payments of dividends to shareholders	(85,953)	(71,627)
Net cash provided by (used in) financing activities	992,542	(141,678)
Foreign exchange (loss) on cash held in foreign currencies	(5,553)	(5,946)
Increase (decrease) in cash and cash equivalents during the period	(834,757)	177,406
Cash and cash equivalents at beginning of the period	1,283,757	699,999
Cash and cash equivalents at end of the period	$449,000	$877,405
Supplemental cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2017
(Tabular amounts in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), GXS, Inc. (GXS Korea) and EC1 Pte. Ltd. (GXS Singapore), which as of March 31, 2017, were 90%, 85% and 81% owned, respectively, by OpenText. All inter-company balances and transactions have been eliminated.
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
These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Recommind, Inc. (Recommind), with effect from July 20, 2016, certain customer communication management software and services assets and liabilities acquired from HP Inc. (CCM Business), with effect from July 31, 2016, and certain assets and liabilities of the enterprise content division of Dell-EMC (ECD Business), with effect from January 23, 2017 (see note 18 "Acquisitions").
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) testing of goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) the realization of investment tax credits, (x) the valuation of stock options granted and obligations related to share-based payments, including the valuation of our long-term incentive plans, (xi) the valuation of pension assets and obligations, and (xii) accounting for income taxes.
Share Split
As a result of the two-for-one share split, effected January 24, 2017 by way of a share sub-division, all current and historical period per share data and number of Common Shares outstanding in these accompanying Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements are presented on a post share split basis. See note 12 "Share Capital, Option Plans and Share-based Payments" for additional information about the share split.
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, “Compensation-Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07). This ASU requires entities to disaggregate the service cost component from the other components of net periodic benefit costs and present the service cost component in the same line item as where other current compensation costs for related employees are recorded in the income statement. ASU 2017-07 also requires that the other components of net periodic benefit costs be presented elsewhere in the income statement and outside of income from operations, if that subtotal is presented. Currently we record our net periodic pension costs, including service cost, as a component of compensation expense all within income from operations. ASU 2017-07 is effective for us in our first quarter of our fiscal year ending June 30, 2019, on a retroactive basis, with early adoption permitted. We are currently evaluating the impact of ASU 2017-07 on our Condensed Consolidated Financial Statements.

Definition of a Business
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the definition of a Business" (ASU 2017-01) which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017-01 is effective for us for acquisitions commencing on or after the first quarter of our fiscal year ending June 30, 2019, with early adoption permitted. Adoption of this guidance will be applied prospectively on or after the effective date. We have not early adopted ASU 2017-01 as yet.
Share-based Compensation
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718)." This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the presentation within the statement of cash flows for certain components of share-based awards. The standard is effective for us during the first quarter of our fiscal year ending June 30, 2018, with early adoption permitted. While we are still evaluating the impact of ASU 2016-09, we currently believe the most significant impact of this ASU on our consolidated financial statements relate to the treatment of excess tax deficiencies or benefits as a component of income tax expense or (recovery). Under current U.S. GAAP, such amounts are recorded either as an offset to accumulated excess tax benefits or recognized in additional paid in capital. Under the ASU these amounts will directly impact our provision for income taxes. Although historically, over the past three fiscal years, our excess tax benefits on share-based compensation has not been material and we don’t anticipate that our provision for income taxes will be materially impacted by the pending adoption of ASU 2016-09, we note that the amount of excess tax benefits or deficiencies recorded are in part based on the movement of our share price over time as well as on the timing of when employees exercise their share-based compensation awards, both of which are out of the Company’s control and vary from period to period.
Investments-Equity Method and Joint Ventures
In March 2016, the FASB issued ASU No. 2016-07, "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to Equity Method of Accounting" (ASU 2016-07). The amendments in this update require that the equity method investor add the cost of acquiring any additional interest in an investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Upon qualifying for equity method accounting, no retroactive adjustment of the investment is required. We adopted ASU 2016-07 in the first quarter of our Fiscal 2017. The adoption did not have a material impact on our reported financial position or results of operations and cash flows.
Leases
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02), which supersedes the guidance in former Accounting Standards Codification (ASC) Topic 840 “Leases”. The most significant change will result in the recognition of lease assets for the right to use the underlying asset and lease liabilities for the obligation to make lease payments by lessees, for those leases classified as operating leases under current guidance. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows related to leases. This standard is effective for us for our fiscal year ending June 30, 2020, with early adoption permitted. Upon adoption of ASU 2016-02, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We have formed a sub-committee consisting of internal members from various departments to assess the effect that the pending adoption of ASU 2016-02 will have on our Condensed Consolidated Balance Sheets. Although the sub-committee has not completed their assessment, we expect that the vast majority of the impact is expected to come from our facility leases, and we are currently analyzing the effects of adopting the standard and whether or not the effects will be material. We are also currently evaluating to what extent we want to make use of the practical expedients included in the standard. The financial statement impact of the new standard will depend on the lease agreements in effect at the time of adoption. It is expected that most of our operating lease commitments will be recognized as right of use assets and operating lease liabilities, which will increase our total assets and total liabilities, as reported on our Consolidated Balance Sheet, relative to such amounts prior to adoption. Based on the limited assessment of the impact of Topic 842 performed to date, we currently do not know and are not able to reasonably estimate the impact on our consolidated financial statements.

Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively, (collectively referred to as Topic 606). These updates supersede the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" and nearly all other existing revenue recognition guidance under U.S. GAAP. The core principal of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 identifies five steps to be followed to achieve this core principal, which include (i) identifying contract(s) with customers, (ii) identifying performance obligations in the contract(s), (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract(s) and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The new guidance will be effective for us in the first quarter of our fiscal year ending June 30, 2019. Topic 606 can be applied either: (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. We are currently evaluating the effect that the pending adoption of Topic 606 will have on our Condensed Consolidated Financial Statements and related disclosures. Further, we have not yet selected a transition method. Currently, we are still assessing the following:

•	the volume of contracts that will be affected by the different policy changes stemming from Topic 606 upon adoption; and

•	the potential changes in business practices that may result from the adoption of the new policies stemming from Topic 606 upon adoption.
To date, we have established a project team with the primary objective of evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures, and recommending the transition method to adopt. We are utilizing a bottoms-up approach to analyzing the impact of the new standard on our contracts by reviewing the current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. In parallel, we are assessing the changes to our business processes, systems and controls in order to support the recognition and disclosure under the new standard. While we are continuing to assess all potential impacts of the new revenue recognition standard, we currently believe the most significant impacts will relate to our accounting for implementation services on cloud arrangements, and accounting for on premise subscription offerings. We expect to start quantifying any impact of the new standard in the near term.
Under current U.S. GAAP, fees charged for professional services to implement hosted software within a cloud arrangement are deferred and amortized over the estimated customer life because the activities are not deemed to be a separate element for which stand-alone value exists. The requirements for the identification of distinct performance obligations within a contract have changed under the new revenue recognition standard. Under this new standard we will be required to recognize certain implementation services that meet the criteria of being distinct as a separate performance obligation from the on-going cloud arrangement with corresponding revenues recognized as the services are provided to the customer. Costs relating to these implementation services will be expensed as they are incurred.
Under current U.S. GAAP, revenue attributable to subscription services related to on premise offerings is recognized ratably over the term of the arrangement because vendor-specific objective evidence (VSOE) does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of the delivered software licenses is eliminated under the new revenue recognition standard. Accordingly, under this new standard we will be required to recognize as revenue a portion of the arrangement fee upon delivery of the initial software at the outset of the arrangement. This difference will result in allocating a transaction price to the software component of a subscription offering and thus an earlier recognition of that transaction price.
There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of our adoption of new accounting pronouncements or changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2016	$6,740
Bad debt expense	4,473
Write-off /adjustments	(4,943)
Balance as of March 31, 2017	$6,270
Included in accounts receivable are unbilled receivables in the amount of $50.3 million as of March 31, 2017 (June 30, 2016—$35.6 million).
NOTE 4—PROPERTY AND EQUIPMENT

	As of March 31, 2017
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$22,656	$(14,495)	$8,161
Office equipment	1,214	(593)	621
Computer hardware	151,648	(100,717)	50,931
Computer software	59,000	(31,554)	27,446
Capitalized software development costs	63,845	(25,372)	38,473
Leasehold improvements	67,682	(36,905)	30,777
Land and buildings	48,425	(9,710)	38,715
Total	$414,470	$(219,346)	$195,124

	As of June 30, 2016
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$20,462	$(12,505)	$7,957
Office equipment	823	(226)	597
Computer hardware	134,688	(89,351)	45,337
Computer software	51,991	(25,134)	26,857
Capitalized software development costs	53,540	(16,830)	36,710
Leasehold improvements	57,061	(30,743)	26,318
Land and buildings	48,529	(8,645)	39,884
Total	$367,094	$(183,434)	$183,660
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2016:

Balance as of June 30, 2016	$2,325,586
Acquisition of Recommind (note 18)	93,985
Acquisition of CCM Business (note 18)	173,198
Acquisition of ECD Business (note 18)	819,366
Adjustments relating to prior acquisitions (note 18)	(3,334)
Adjustments on account of foreign exchange	(1,275)
Balance as of March 31, 2017	$3,407,526

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2017
	Cost	Accumulated Amortization	Net
Technology assets	$935,373	$(234,116)	$701,257
Customer assets	1,230,806	(373,639)	857,167
Total	$2,166,179	$(607,755)	$1,558,424

	As of June 30, 2016
	Cost	Accumulated Amortization	Net
Technology assets	$359,573	$(155,848)	$203,725
Customer assets	790,506	(347,991)	442,515
Total	$1,150,079	$(503,839)	$646,240
The above balances as of March 31, 2017 have been reduced to reflect the impact of intangible assets relating to acquisitions where the gross cost has become fully amortized during the nine months ended March 31, 2017. The impact of this resulted in a reduction of $9.0 million related to Technology assets and $82.6 million related to Customer assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2017 (three months ended June 30)	$85,881
2018	338,332
2019	310,933
2020	239,419
2021	165,212
2022 and beyond	418,647
Total	$1,558,424

NOTE 7—OTHER ASSETS

	As of March 31, 2017	As of June 30, 2016
Deposits and restricted cash	$14,542	$10,715
Deferred implementation costs	24,380	18,116
Investments	25,493	18,062
Long-term prepaid expenses and other long-term assets	7,626	6,804
Total	$72,041	$53,697
Deposits and restricted cash primarily relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of certain contractual-based agreements.
Deferred implementation costs relate to deferred direct and relevant costs on implementation of long-term contracts, to the extent such costs can be recovered through guaranteed contract revenues.
Investments relate to certain non-marketable equity securities in which we are a limited partner. Our interest, individually, in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments is recorded as a component of other income (expense), net in our Condensed Consolidated Statements of Income. During the three and nine months ended March 31, 2017, our share of income from these investments was $0.2 million and $6.2 million, respectively (three and nine months ended March 31, 2016—nil, respectively).

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
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2017	As of June 30, 2016
Accounts payable—trade	$47,497	$35,804
Accrued salaries and commissions	90,814	77,813
Accrued liabilities	114,845	113,272
Accrued interest on Senior Notes	25,246	23,562
Amounts payable in respect of restructuring and other Special charges	10,234	5,109
Asset retirement obligations	1,829	1,890
Total	$290,465	$257,450
Long-term accrued liabilities

	As of March 31, 2017	As of June 30, 2016
Amounts payable in respect of restructuring and other Special charges	$1,829	$3,986
Other accrued liabilities*	27,793	19,138
Asset retirement obligations	10,879	6,724
Total	$40,501	$29,848
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of March 31, 2017, the present value of this obligation was $12.7 million (June 30, 2016—$8.6 million), with an undiscounted value of $14.2 million (June 30, 2016—$9.2 million).

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of March 31, 2017	As of June 30, 2016
Total debt
Senior Notes 2026	$850,000	$600,000
Senior Notes 2023	800,000	800,000
Term Loan B	774,060	780,000
Revolver	225,000	—
Total principal payments due	2,649,060	2,180,000

Premium on Senior Notes 2026	6,736	—
Debt issuance costs	(34,231)	(34,013)
Total amount outstanding	2,621,565	2,145,987

Less:
Current portion of long-term debt
Term Loan B	7,760	8,000
Revolver	225,000	—
Total current portion of long-term debt	232,760	8,000

Non-current portion of long-term debt	$2,388,805	$2,137,987
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
For the three and nine months ended March 31, 2017, we recorded interest expense of $12.5 million and $30.7 million, respectively, relating to Senior Notes 2026 (three and nine months ended March 31, 2016—nil, respectively).
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
For the three and nine months ended March 31, 2017, we recorded interest expense of $11.2 million and $33.7 million, respectively, relating to Senior Notes 2023 (three and nine months ended March 31, 2016—$11.2 million and $33.7 million, respectively).

Term Loan B
We entered into a $800 million term loan facility (Term Loan B) and borrowed the full amount on January 16, 2014. Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver (defined below).
Term Loan B has a seven year term and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Originally, borrowings under Term Loan B were subject to a floating rate of interest at a rate per annum equal to 2.5% plus the higher of LIBOR or 0.75%. However, on February 22, 2017, we entered into an amendment of Term Loan B to, among other things, reduce the interest rate margin applicable to the Term Loan B loans that are LIBOR advances from 2.5% to 2.0% and reduced the LIBOR floor from 0.75% to 0.00%. Thus, interest on the current outstanding balance for Term Loan B is equal to 2.0% plus LIBOR.
For the three and nine months ended March 31, 2017, we recorded interest expense of $6.0 million and $19.0 million, respectively, relating to Term Loan B (three and nine months ended March 31, 2016—$6.4 million and $19.5 million, respectively).
Revolver
On February 1, 2017, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $300 million to $450 million. Borrowings under the Revolver are secured by a first charge over substantially all of our assets on a pari passu basis with Term Loan B. As of March 31, 2017, the Revolver matured on December 22, 2019 with no fixed repayment date prior to the end of the term. Subsequently, we repriced and extended the maturity of the Revolver to May 5, 2022. Please refer to note 22 "Subsequent Events", for more details on the additional amendment to the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio.
On January 13, 2017 we drew down $200 million from the Revolver, to partially finance the acquisition of the ECD Business and on January 26, 2017, we drew an additional $25 million from the Revolver for miscellaneous general corporate purposes. As of March 31, 2017 we have drawn a total of $225 million from the Revolver.
For the three and nine months ended March 31, 2017, we recorded interest expense of $1.3 million, relating to amounts drawn on the Revolver (three and nine months ended March 31, 2016—nil, respectively).
Debt Issuance Costs and Premium on Senior Notes
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our credit facilities and issuing our Senior Notes and are being amortized over the respective terms of the Senior Notes, Term Loan B and the Revolver, using the effective interest method.
In connection with the recent reopening of Senior Notes 2026, we incurred debt issuance costs of approximately $3.7 million, which have been substantially paid as of March 31, 2017.
The premium on Senior Notes 2026 represents the excess of the proceeds received over the face value of Senior Notes 2026. This premium is amortized as a credit to interest expense over the term of Senior Notes 2026 using the effective interest method.
In connection with the recent amendment of Term Loan B, we incurred debt issuance costs of approximately $0.8 million, which have substantially been paid as of March 31, 2017. Furthermore, during the three and nine months ended March 31, 2017, we wrote off $0.8 million, respectively, of unamortized debt issuance costs relating to the portion of Term Loan B that was not recommitted by certain lenders under the new terms and were therefore considered extinguished. This amount has been written off to "Interest and other related expense, net" on the Condensed Consolidated Statements of Income.
In connection with the recent amendment of the Revolver, we incurred debt issuance costs of approximately $0.5 million, which have been substantially paid as of March 31, 2017.

NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER) and GXS Philippines, Inc. (GXS PHP) as of March 31, 2017 and June 30, 2016:

	As of March 31, 2017
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$28,047	$608	$27,439
GXS Germany defined benefit plan	23,461	825	22,636
GXS Philippines defined benefit plan	4,285	74	4,211
Other plans	3,198	184	3,014
Total	$58,991	$1,691	$57,300

	As of June 30, 2016
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$29,450	$589	$28,861
GXS Germany defined benefit plan	24,729	772	23,957
GXS Philippines defined benefit plan	7,341	30	7,311
Other plans	3,330	1,466	1,864
Total	$64,850	$2,857	$61,993
*The current portion of the benefit obligation has been included within "Accrued salaries and commissions", all within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets (see note 9 "Accounts Payable and Accrued Liabilities").
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT pension plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of March 31, 2017, there is approximately $0.2 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2017.
GXS Germany Plan
As part of our acquisition of GXS Group, Inc. (GXS) in Fiscal 2014, we assumed an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of March 31, 2017, there is approximately $41.5 thousand in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2017.
GXS Philippines Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of approximately $33.3 thousand as of March 31, 2017, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of March 31, 2017, there is approximately $11.7 thousand in accumulated other comprehensive income related to the GXS PHP plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2017.
The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of March 31, 2017				As of June 30, 2016
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of period	$29,450	$24,729	$7,341	$61,520	$26,091	$22,420	$7,025	$55,536
Service cost	347	292	838	1,477	422	359	1,628	2,409
Interest cost	339	279	172	790	610	543	314	1,467
Benefits paid	(345)	(591)	(36)	(972)	(534)	(770)	(190)	(1,494)
Actuarial (gain) loss	(1,058)	(690)	(3,696)	(5,444)	3,299	2,564	(1,145)	4,718
Foreign exchange (gain) loss	(686)	(558)	(334)	(1,578)	(438)	(387)	(291)	(1,116)
Benefit obligation—end of period	28,047	23,461	4,285	55,793	29,450	24,729	7,341	61,520
Less: Current portion	(608)	(825)	(74)	(1,507)	(589)	(772)	(30)	(1,391)
Non-current portion of benefit obligation	$27,439	$22,636	$4,211	$54,286	$28,861	$23,957	$7,311	$60,129

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended March 31,
	2017				2016
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$115	$97	$196	$408	$106	$86	$393	$585
Interest cost	113	93	51	257	153	140	78	371
Amortization of actuarial (gains) and losses	155	42	(12)	185	107	6	—	113
Net pension expense	$383	$232	$235	$850	$366	$232	$471	$1,069

	Nine Months Ended March 31,
	2017				2016
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$347	$292	$838	$1,477	$317	$274	$1,244	$1,835
Interest cost	339	279	172	790	458	405	240	1,103
Amortization of actuarial (gains) and losses	465	125	(36)	554	319	17	—	336
Net pension expense	$1,151	$696	$974	$2,821	$1,094	$696	$1,484	$3,274

In determining the fair value of the pension plan benefit obligations as of March 31, 2017 and June 30, 2016, respectively, we used the following weighted-average key assumptions:

	As of March 31, 2017			As of June 30, 2016
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.00%	2.00%	6.20%	2.00%	2.00%	6.20%
Pension increases	1.75%	2.00%	N/A	1.75%	2.00%	N/A
Discount rate	1.83%	1.83%	5.00%	1.56%	1.56%	4.25%
Normal retirement age	65	65-67	60	65	65-67	60
Employee fluctuation rate:
to age 20	—%	N/A	12.19%	—%	N/A	7.90%
to age 25	—%	N/A	16.58%	—%	N/A	5.70%
to age 30	1.00%	N/A	13.97%	1.00%	N/A	4.10%
to age 35	0.50%	N/A	10.77%	0.50%	N/A	2.90%
to age 40	—%	N/A	7.39%	—%	N/A	1.90%
to age 45	0.50%	N/A	3.28%	0.50%	N/A	1.40%
to age 50	0.50%	N/A	—%	0.50%	N/A	—%
from age 51	1.00%	N/A	—%	1.00%	N/A	—%
Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2017 (three months ended June 30)	$144	$190	$18
2018	618	847	82
2019	692	904	122
2020	756	954	159
2021	837	968	203
2022 to 2026	4,944	5,351	1,834
Total	$7,991	$9,214	$2,418
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

Cash Dividends
For the three and nine months ended March 31, 2017, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.1150 and $0.3450, respectively, per Common Share in the aggregate amount of $30.3 million and $86.0 million, respectively, which we paid during the same period.
For the three and nine months ended March 31, 2016, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.1000 and $0.3000, respectively, per Common Share in the aggregate amount of $24.1 million and $71.6 million, respectively.
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
Repurchase
During the three and nine months ended March 31, 2017, we repurchased 123,785 Common Shares, respectively, in the amount of $4.2 million, respectively, for potential reissuance under our Long Term Incentive Plans (LTIP) or other plans.
During the three and nine months ended March 31, 2016, we repurchased nil and 450,000 Common Shares, respectively, in the amount of nil and $10.6 million, respectively, for potential reissuance under our LTIP or other plans.
Reissuance
During the three and nine months ended March 31, 2017, we reissued 44,000 and 393,922 Common Shares, respectively, from treasury stock (three and nine months ended March 31, 2016—20,000 and 434,156 Common Shares, respectively, respectively), in connection with the settlement of our LTIP and other awards.
Share Repurchase Plan
On July 26, 2016, the Board authorized the repurchase of up to $200 million of Common Shares (Share Repurchase Plan), pursuant to a normal course issuer bid. Shares may be repurchased from time to time in the open market, private purchases through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.
During the three and nine months ended March 31, 2017, we did not repurchase any of our Common Shares under the Share Repurchase Plan.
During the three and nine months ended March 31, 2016, we repurchased and cancelled nil and 2,952,496 Common Shares, respectively, for approximately nil and $65.5 million, respectively, under our previous share repurchase plan.
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Stock options	$2,365	$3,025	$9,040	$9,785
Performance Share Units (issued under LTIP)	926	610	2,754	1,957
Restricted Share Units (issued under LTIP)	1,573	1,150	4,940	3,754
Restricted Share Units (other)	534	330	2,029	1,041
Deferred Share Units (directors)	558	533	1,899	2,225
Employee Share Purchase Plan	705	318	1,711	318
Total share-based compensation expense	$6,661	$5,966	$22,373	$19,080
Summary of Outstanding Stock Options
As of March 31, 2017, an aggregate of 8,964,408 options to purchase Common Shares were outstanding and an additional 12,057,100 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the nine months ended March 31, 2017 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2016	8,354,816	$21.94
Granted	1,576,474	31.34
Exercised	(832,968)	19.98
Forfeited or expired	(133,914)	25.00
Outstanding at March 31, 2017	8,964,408	$23.73	4.27	$92,191
Exercisable at March 31, 2017	3,883,554	$19.00	2.80	$58,280
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Weighted–average fair value of options granted	$7.32	$5.41	$6.86	$5.53
Weighted-average assumptions used:
Expected volatility	27.64%	31.53%	28.61%	32.23%
Risk–free interest rate	1.70%	1.08%	1.32%	1.34%
Expected dividend yield	1.37%	1.70%	1.42%	1.66%
Expected life (in years)	4.34	4.33	4.33	4.33
Forfeiture rate (based on historical rates)	5%	5%	5%	5%
Average exercise share price	$33.48	$23.51	$31.34	$23.07
As of March 31, 2017, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $22.3 million, which will be recognized over a weighted-average period of approximately 2.2 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and nine months ended March 31, 2017, cash in the amount of $12.2 million and $16.7 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and nine months ended March 31, 2017 from the exercise of options eligible for a tax deduction was $1.5 million and $1.9 million, respectively.
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

Long-Term Incentive Plans
We incentivize our executive officers, in part, with long term compensation pursuant to our LTIP. The LTIP is a rolling three year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or Restricted Share Units (RSUs). Target PSUs become vested upon the achievement of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. Target RSUs become vested when an eligible employee remains employed throughout the vesting period. LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants are referred to in this Quarterly Report on Form 10-Q based upon the year in which the grants are expected to vest.
Fiscal 2016 LTIP
Grants made in Fiscal 2014 under the LTIP (collectively referred to as Fiscal 2016 LTIP) consisting of PSUs and RSUs, took effect in Fiscal 2014 starting on November 1, 2013. We settled the Fiscal 2016 LTIP by issuing 339,922 Common Shares from our treasury stock during the three months ended December 31, 2016, with a cost of $4.4 million.
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
As of March 31, 2017, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $16.1 million, which is expected to be recognized over a weighted average period of 1.9 years.
Restricted Share Units (RSUs)
During the three and nine months ended March 31, 2017, we granted nil and 7,800 RSUs, respectively, to employees in accordance with employment and other agreements (three and nine months ended March 31, 2016—50,000, respectively). The RSUs vest over a specified contract date, typically three years from the respective date of grants. We expect to settle the awards in stock.
During the three and nine months ended March 31, 2017, we issued 44,000 and 54,000 Common Shares, respectively, from treasury stock, with a cost of $1.0 million and $1.1 million, respectively, in connection with the settlement of vested RSUs (three and nine months ended March 31, 2016—20,000 and 30,000 Common Shares, respectively, with a cost of $0.2 million and $0.3 million, respectively).

Deferred Stock Units (DSUs)
During the three and nine months ended March 31, 2017, we granted 2,302 and 77,998 DSUs, respectively, to certain non-employee directors (three and nine months ended March 31, 2016—2,574 and 109,320, respectively). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
Employee Share Purchase Plan (ESPP)
Beginning January 1, 2016, our ESPP offers employees a purchase price discount of 15%. Any Common Shares that were issued under the ESPP prior to January 1, 2016 were issued at a purchase price discount of 5%.
During the three and nine months ended March 31, 2017, 129,579 and 349,435 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and nine months ended March 31, 2016—81,800, respectively).
During the three and nine months ended March 31, 2017, cash in the amount of approximately $3.8 million and $10.0 million, respectively, was received from employees relating to the ESPP (three and nine months ended March 31, 2016—$1.8 million and $3.5 million, respectively).
NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2017— June 30, 2017	July 1, 2017— June 30, 2019	July 1, 2019— June 30, 2021	July 1, 2021 and beyond
Long term debt obligations (1)	$3,483,024	$33,488	$478,197	$981,651	$1,989,688
Operating lease obligations (2)	293,266	16,967	107,232	71,949	97,118
Purchase obligations	22,575	2,499	15,459	4,609	8
	$3,798,865	$52,954	$600,888	$1,058,209	$2,086,814
(1) Includes interest and principal payments. We currently have borrowings outstanding under the Revolver, which we expect to repay over the next few quarters. Please see note 10 "Long-Term Debt" for more details.
(2) Net of $7.3 million of sublease income to be received from properties which we have subleased to third parties.
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
As part of these examinations, which are ongoing, on July 17, 2015 we received from the IRS a Notice of Proposed Adjustment (NOPA) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received, including because the IRS may assign a higher value to our intellectual property). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of March 31, 2017, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $575 million, inclusive of U.S. federal and state taxes, penalties and interest. The increase from the previously disclosed estimated aggregate liability of approximately $550 million is solely due to an estimate of interest that has accrued.
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
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.9 million as of March 31, 2017. We currently have in place a bank guarantee in the amount of $4.4 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $4.0 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
Our Indian subsidiary, GXS India Technology Centre Private Limited (GXS India), is subject to potential assessments by Indian tax authorities in the city of Bangalore. GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate. Based on advice from our tax advisors, we believe that the facts that the Indian tax authorities are using to support their assessment are incorrect. We have filed appeals and anticipate an eventual settlement with the Indian tax authorities. We have accrued $1.6 million to cover our anticipated financial exposure in this matter.
Please also see "Risk Factors" included in our Annual Report on Form 10-K for Fiscal 2016.

NOTE 14—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
We recognize interest expense and penalties related to income tax matters in income tax expense.
For the three and nine months ended March 31, 2017 and 2016, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Interest expense	$1,673	$949	$4,456	$3,921
Penalties expense (recoveries)	6	7	(318)	(2,719)
Total	$1,679	$956	$4,138	$1,202
As of March 31, 2017 and June 30, 2016, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of March 31, 2017	As of June 30, 2016
Interest expense accrued *	$38,674	$34,476
Penalties accrued *	$1,271	$1,615

*	These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of March 31, 2017, could decrease tax expense in the next 12 months by $1.9 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2009 for Germany, 2010 for the United States, 2011 for Luxembourg, and 2012 for Canada.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, France, Germany, India, the Netherlands, Italy, Malaysia, and the United Kingdom. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States audits are included in note 13 "Guarantees and Contingencies".
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
As at March 31, 2017, we have provided $19.6 million (June 30, 2016—$15.9 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
In July 2016, we implemented a reorganization of our subsidiaries worldwide with the view to continuing to enhance operational and administrative efficiencies through further consolidated ownership, management, and development of our intellectual property (IP) in Canada, continuing to reduce the number of entities in our group and working towards our objective of having a single operating legal entity in each jurisdiction. We believe our reorganization also reduces our exposure to global political and tax uncertainties, particularly in Europe. We believe that further consolidating our IP in Canada will continue to ensure appropriate legal protections for our consolidated IP, simplify legal, accounting and tax compliance, and improve our global cash management. A significant tax benefit of $876.1 million, associated primarily with the recognition of a net deferred tax asset arising from the entry of the IP into Canada, was recognized in the first quarter of Fiscal 2017. We believe it is more likely than not that the deferred tax asset will be realized and therefore no valuation allowance was required. We continue to evaluate our taxable position quarterly and consider factors by taxing jurisdiction, including but not limited to factors such as estimated taxable income, any historical experience of losses for tax purposes and the future growth of OpenText.
The effective tax rate increased to a provision of 37.9% for the three months ended March 31, 2017, compared to a provision of 7.2% for the three months ended March 31, 2016. The increase in tax expense of $7.9 million was primarily due to an increase of $20.0 million resulting from the impact of foreign tax rates as it relates to the change in proportion of income earned in domestic jurisdictions compared to foreign jurisdictions with different statutory rates. Starting in Fiscal 2017, the Company is recognizing a significant portion of its global income in Canada for tax purposes which gives rise to a non-cash deferred tax expense resulting from the use of the tax assets discussed above at the Canadian statutory rate. Also contributing to the increase in tax expense is an increase in changes in unrecognized tax benefits in the amount of $1.6 million relating mainly to reversals of reserves in the three months ended March 31, 2016 that did not reoccur in the three months ended March 31, 2017. These increases were partially offset by a decrease of $10.5 million relating to the tax impact of the Company having lower income before taxes, a decrease in the change in valuation allowance of $1.5 million and a decrease in the amortization of deferred charges of $0.5 million. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate decreased to a recovery of 496.3% for the nine months ended March 31, 2017, compared to a provision of 9.4% for the nine months ended March 31, 2016. The decrease in tax expense of $836.0 million was primarily due to a significant tax benefit of $876.1 million resulting from an internal reorganization as described above. Additionally, we saw an increase of $56.0 million resulting from the impact of foreign tax rates as it relates to the change in proportion of income earned in domestic jurisdictions compared to foreign jurisdictions with different statutory rates. Starting in Fiscal 2017 the Company is recognizing a significant portion of its global income in Canada for tax purposes which gives rise to a non-cash deferred tax expense resulting from the use of the tax assets discussed above at the Canadian statutory rate. Also contributing to the increase in tax expense is an increase in changes in unrecognized tax benefits in the amount of $9.9 million relating mainly to reversals of reserves in the nine months ended March 31, 2016 that did not reoccur in the nine months ended March 31, 2017. These increases were partially offset by a decrease of $14.4 million relating to the tax impact of the Company having lower income before taxes, a decrease in the change in valuation allowance of $4.2 million and a decrease in the amortization of deferred charges of $2.2 million. The remainder of the difference was due to normal course movements and non-material items.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2017 and June 30, 2016:

	March 31, 2017				June 30, 2016
		Fair Market Measurements using:				Fair Market Measurements using:
	March 31, 2017	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2016	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Short-term investments*	$2,698	N/A	$2,698	N/A	$11,839	N/A	$11,839	N/A
Derivative financial instrument asset (note 16)	—	N/A	—	N/A	792	N/A	792	N/A
	$2,698	N/A	$2,698	N/A	$12,631	N/A	$12,631	N/A

Financial Liabilities:
Derivative financial instrument liability (note 16)	$(260)	N/A	$(260)	N/A	$—	N/A	$—	N/A
	$(260)	N/A	$(260)	N/A	$—	N/A	$—	N/A
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended March 31, 2017 and 2016, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended March 31, 2017 and 2016, no indications of impairment were identified and therefore no fair value measurements were required.
Short-term Investments
Short-term investments are classified as available for sale securities and are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated other comprehensive income.

A summary of our short-term investments outstanding as of March 31, 2017 and June 30, 2016 is as follows:

	As of March 31, 2017				As of June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments	$2,406	$294	$(2)	$2,698	$11,406	$436	$(3)	$11,839
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of March 31, 2017, is recorded within "Accounts payable and accrued liabilities”.
As of March 31, 2017, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $39.4 million (June 30, 2016—$33.2 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 15 "Fair Value Measurement")

		As of March 31, 2017	As of June 30, 2016
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$(260)	$792

 Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three and Nine Months Ended March 31, 2017
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31, 2017	Nine Months Ended March 31, 2017		Three Months Ended March 31, 2017	Nine Months Ended March 31, 2017		Three Months Ended March 31, 2017	Nine Months Ended March 31, 2017
Foreign currency forward contracts	$473	$(960)	Operating expenses	$(54)	$92	N/A	$—	$—

Three and Nine Months Ended March 31, 2016
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31, 2016	Nine Months Ended March 31, 2016		Three Months Ended March 31, 2016	Nine Months Ended March 31, 2016		Three Months Ended March 31, 2016	Nine Months Ended March 31, 2016
Foreign currency forward contracts	$2,877	$(3,679)	Operating expenses	$(1,477)	$(3,281)	N/A	$—	$—
NOTE 17—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Fiscal 2017 Restructuring Plan	$18,888	$—	$20,744	$—
Fiscal 2015 Restructuring Plan	(28)	751	(2,667)	21,780
OpenText/GXS Restructuring Plan	(37)	28	814	(2,006)
Restructuring Plans prior to OpenText/GXS Restructuring Plan	(3)	—	(19)	4
Acquisition-related costs	4,639	855	15,305	2,015
Other charges (recoveries)	(2,873)	(3,305)	9,980	2,961
Total	$20,586	$(1,671)	$44,157	$24,754
Fiscal 2017 Restructuring Plan
During Fiscal 2017 and in the context of our acquisition of Recommind, the CCM Business and the ECD Business, we began to implement restructuring activities to streamline our operations (collectively referred to as the Fiscal 2017 Restructuring Plan). The Fiscal 2017 Restructuring Plan charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
As of March 31, 2017, we expect total costs to be incurred in conjunction with the Fiscal 2017 Restructuring Plan to be approximately $45.0 million, of which $20.7 million has already been recorded within "Special charges (recoveries)" to date.
A reconciliation of the beginning and ending liability for the nine months ended March 31, 2017 is shown below.

Fiscal 2017 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2016	$—	$—	$—
Accruals and adjustments	19,744	1,000	20,744
Cash payments	(6,528)	(326)	(6,854)
Foreign exchange and other non-cash adjustments	(5,710)	(103)	(5,813)
Balance payable as at March 31, 2017	$7,506	$571	$8,077
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
Since the inception of the plan, $27.7 million has been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges related to this plan.
A reconciliation of the beginning and ending liability for the nine months ended March 31, 2017 is shown below.

Fiscal 2015 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2016	$3,145	$5,046	$8,191
Accruals and adjustments	(1,143)	(1,524)	(2,667)
Cash payments	(1,674)	(850)	(2,524)
Foreign exchange and other non-cash adjustments	(131)	(73)	(204)
Balance payable as at March 31, 2017	$197	$2,599	$2,796
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

A reconciliation of the beginning and ending liability for the nine months ended March 31, 2017 is shown below.

OpenText/GXS Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2016	$115	$606	$721
Accruals and adjustments	224	590	814
Cash payments	—	(431)	(431)
Foreign exchange and other non-cash adjustments	(101)	30	(71)
Balance payable as at March 31, 2017	$238	$795	$1,033
Acquisition-related costs
Included within "Special charges (recoveries)" for the three and nine months ended March 31, 2017 are costs incurred directly in relation to acquisitions in the amount of $4.6 million and $15.3 million, respectively (three and nine months ended March 31, 2016—$0.9 million and $2.0 million, respectively).
Other charges (recoveries)
ERP Implementation Costs
We are currently involved in a one-time project to implement a broad enterprise resource planning (ERP) system.
For the three and nine months ended March 31, 2017, we incurred costs of $2.6 million and $7.3 million, respectively, relating to the implementation of this project (three and nine months ended March 31, 2016—$1.1 million and $5.9 million, respectively).
Other charges (recoveries)
For the three months ended March 31, 2017, "Other recoveries" primarily include (i) a net recovery of $2.7 million relating to commitment fees, (ii) $1.6 million relating to a recovery on certain interest on pre-acquisition liabilities becoming statute barred, and (iii) $1.3 million relating to a recovery on certain pre-acquisition sales and use tax liabilities being released upon becoming statute barred.
For the nine months ended March 31, 2017, "Other charges" primarily include (i) a net charge of $6.5 million relating to commitment fees and (ii) $1.2 million relating to post-acquisition integration costs necessary to streamline an acquired company into our operations. These charges were partially offset by (i) a recovery of $3.8 million relating to certain pre-acquisition sales and use tax liabilities being released upon becoming statute barred and (ii) $1.4 million relating to a recovery on certain interest on pre-acquisition liabilities becoming statute barred. The remaining amounts relate to miscellaneous other charges.
For the three months ended March 31, 2016, "Other charges" primarily include (i) $0.6 million relating to post-acquisition integration costs necessary to streamline acquired companies into our operations and to reorganize certain legal entities, and (ii) $0.2 million relating to assets disposed in connection with a restructured facility. These charges were offset by (i) a recovery of $4.7 million relating to certain pre-acquisition sales and use tax liabilities being released upon settlement, and (ii) a recovery of $0.6 million relating to interest on certain pre-acquisition liabilities becoming statute barred. The remaining amounts relate to miscellaneous other charges.
For the nine months ended March 31, 2016, "Other charges" primarily include (i) $1.5 million relating to post-acquisition integration costs necessary to streamline acquired companies into our operations and to reorganize certain legal entities, and (ii) $1.1 million relating to assets disposed in connection with a restructured facility. These charges were partially offset by (i) a recovery of $5.2 million relating to certain pre-acquisition sales and use tax liabilities being released upon settlement or becoming statute barred, and (ii) a recovery of $0.7 million relating to interest on certain pre-acquisition liabilities becoming statute barred. The remaining amounts relate to miscellaneous other charges.
NOTE 18—ACQUISITIONS
Fiscal 2017 Acquisitions
Purchase of an Asset Group Constituting a Business - ECD Business
On January 23, 2017, we acquired certain assets and assumed certain liabilities of the enterprise content division of EMC Corporation, a Massachusetts corporation, and certain of its subsidiaries, collectively referred to as Dell-EMC (ECD Business)

for approximately $1.62 billion. In accordance with Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination. The ECD Business offers OpenText a suite of leading Enterprise Content Management solutions with deep industry focus, including the DocumentumTM, InfoArchiveTM, and LEAPTM product families. We believe this acquisition complements and extends our EIM portfolio.
The results of operations of this acquisition have been consolidated with those of OpenText beginning January 23, 2017.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of January 23, 2017, are set forth below:

Current assets	$11,651
Non-current assets	103,557
Intangible customer assets	407,000
Intangible technology assets	459,000
Liabilities assumed	(178,180)
Total identifiable net assets	803,028
Goodwill	819,366
Net assets acquired	$1,622,394
The goodwill of $819.4 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $661.3 million is expected to be deductible for tax purposes.
Included in net tangible assets is acquired deferred revenue which represents advance payments from customers related to various revenue contracts. We estimated our obligation related to the deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to supporting the obligation plus an assumed profit. The sum of the costs and assumed profit approximates, in theory, the amount that we would be required to pay a third party to assume the obligation. The estimated costs to fulfill the obligation were based on the near-term projected cost structure for various revenue contracts. As a result, we recorded an adjustment to reduce the ECD Business' carrying value of deferred revenue by $52.0 million, which represents our estimate of the fair value of the contractual obligations assumed based on a preliminary valuation. The net deferred revenues included in the liabilities assumed above is $163.6 million, after the impact of this adjustment.
Further, included within net tangible assets are also certain contract assets which represent revenue earned by Dell-EMC on long-term projects for which billings had not yet occurred as of January 23, 2017. As these long-term projects have now been inherited by OpenText, we will be responsible for billing and collecting cash on these projects at the appropriate time, yet we will not recognize revenue for these billings. The fair value assigned to these contract assets as of January 23, 2017 was $8.3 million.
The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for assets acquired and liabilities assumed, including tax balances. We expect to finalize this determination on or before December 31, 2017.
Acquisition-related costs for ECD Business included in "Special charges (recoveries)" in the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2017 were $4.1 million and $10.7 million, respectively.
The amount of the ECD Business’ revenues and net loss included in our Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2017 is set forth below:

January 23, 2017 - March 31, 2017
Revenues	$79,846
Net Loss*	$(16,582)
*Net loss includes one-time fees of approximately $12.2 million on account of special charges and $22.8 million of amortization charges relating to acquired intangible assets. These losses were partially offset by a tax recovery of $7.5 million. Net loss includes certain expenses that have been allocated to the ECD Business, as separately identifiable expenses are not available because of our continued efforts at fully integrating the ECD Business within our combined company.

The unaudited pro forma revenues and net income of the combined entity for the three and nine months ended March 31, 2017 and 2016, respectively, had the acquisition been consummated as of July 1, 2015, are set forth below:

Supplemental Unaudited Pro forma Information	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Total revenues	$631,664	$576,503	$1,962,090	$1,772,684
Net income (1)(2)	$24,007	$83,924	$975,851	$245,714
(1) Included in pro forma net income for the periods above are estimated amortization charges relating to the allocated values of acquired intangible assets.
(2) Included in net income for the nine months ended March 31, 2017 is a significant tax benefit of $876.1 million associated with the recognition of a net deferred tax asset ensuing from the Company’s internal reorganization that occurred in July 2016.

The unaudited pro forma financial information in the table above is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented or the results that may be realized in the future.
Purchase of an Asset Group Constituting a Business - CCM Business
On July 31, 2016, we acquired certain customer communications management software and services assets and liabilities from HP Inc. (CCM Business) for approximately $315.0 million. Previously, $2.8 million was held back and unpaid in accordance with the terms of the purchase agreement. This amount has since been released and paid. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements our current software portfolio, and allows us to better serve our customers by offering a wider set of CCM capabilities.
The results of operations of this acquisition have been consolidated with those of OpenText beginning July 31, 2016.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of July 31, 2016, are set forth below:

Current assets	$683
Non-current deferred tax asset	11,861
Non-current tangible assets	2,348
Intangible customer assets	64,000
Intangible technology assets	101,000
Liabilities assumed	(38,090)
Total identifiable net assets	141,802
Goodwill	173,198
Net assets acquired	$315,000
The goodwill of $173.2 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $147.4 million is expected to be deductible for tax purposes.
The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for assets acquired and liabilities assumed, including tax balances. We expect to finalize this determination on or before June 30, 2017.
Acquisition-related costs for CCM Business included in "Special charges (recoveries)" in the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2017 were $0.1 million and $0.9 million, respectively.
The acquisition had no significant impact on revenues and net earnings for the three and nine months ended March 31, 2017, since the date of acquisition.
Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations.

Acquisition of Recommind, Inc.
On July 20, 2016, we acquired all of the equity interest in Recommind, Inc. (Recommind), a leading provider of eDiscovery and information analytics, for approximately $170.1 million. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements our EIM solutions, and through eDiscovery and analytics, provides increased visibility into structured and unstructured data.
The results of operations of Recommind, have been consolidated with those of OpenText beginning July 20, 2016.
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
Acquisition-related costs for Recommind included in "Special charges (recoveries)" in the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2017 were $0.2 million and $1.1 million, respectively.
The acquisition had no significant impact on revenues and net earnings for the three and nine months ended March 31, 2017, since the date of acquisition.
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

Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of May 1, 2016, are set forth below:

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
Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of April 30, 2016, are set forth below:

Current assets	$3,078
Non-current tangible assets	14,302
Intangible customer assets	33,000
Intangible technology assets	47,000
Liabilities assumed	(24,887)
Total identifiable net assets	72,493
Goodwill	87,507
Net assets acquired	$160,000
The goodwill of $87.5 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $77.0 million is expected to be deductible for tax purposes.
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Cash paid during the period for interest	$29,889	$29,176	$83,474	$65,412
Cash received during the period for interest	$1,164	$2,870	$2,634	$3,412
Cash paid during the period for income taxes(1)	$21,146	$5,049	$60,828	$21,515
(1) Included for the three and nine months ended March 31, 2017 is cash paid of approximately $6.0 million and $20.0 million, respectively, relating to a one-time gain recognized arising from our recent IP reorganization.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017		2016
Basic earnings per share
Net income attributable to OpenText	$21,616	$69,115	$979,522	(1)	$198,087
Basic earnings per share attributable to OpenText	$0.08	$0.29	$3.91		$0.82
Diluted earnings per share
Net income attributable to OpenText	$21,616	$69,115	$979,522	(1)	$198,087
Diluted earnings per share attributable to OpenText	$0.08	$0.28	$3.88		$0.81
Weighted-average number of shares outstanding
Basic	263,329	242,318	250,538		243,028
Effect of dilutive securities	2,111	1,094	1,931		1,060
Diluted	265,440	243,412	252,469		244,088
Excluded as anti-dilutive(2)	1,117	5,414	1,577		5,494
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
During the nine months ended March 31, 2017, Mr. Stephen Sadler, a director, earned $0.8 million (nine months ended March 31, 2016—$0.2 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 22—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on May 5, 2017, a dividend of $0.1320 per Common Share. The record date for this dividend is May 26, 2017 and the payment date is June 16, 2017. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.

Revolver
On May 5, 2017, we amended the Revolver to, among other things, (i) extend the maturity from December 22, 2019 to May 5, 2022, and (ii) reduce the interest rate margins by 50 basis points. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term.

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
All dollar and percentage comparisons made herein generally refer to the three and nine months ended March 31, 2017 compared with the three and nine months ended March 31, 2016, unless otherwise noted.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. We are a multinational company and as of March 31, 2017, employed approximately 11,200 people worldwide.
Our ticker symbol on both the NASDAQ and the TSX is OTEX.
IP Reorganization
In July 2016, we implemented a reorganization of our subsidiaries worldwide with the view to continuing to enhance operational and administrative efficiencies through further consolidated ownership, management, and development of our intellectual property (IP) in Canada, continuing to reduce the number of entities in our group and working towards our objective of having a single operating legal entity in each jurisdiction. We believe our reorganization also reduces our exposure to global political and tax uncertainties, particularly in Europe. We believe that further consolidating our IP in Canada will continue to ensure appropriate legal protections for our consolidated IP, simplify legal, accounting and tax compliance, and improve our global cash management. A significant tax benefit of $876.1 million associated with the recognition of a net deferred tax asset ensuing from the reorganization was recognized in the first quarter of Fiscal 2017. This had a significant impact on our GAAP-based net income and earnings per share, as illustrated in our year to date results presented below.

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
Quarterly Summary:
During the quarter we saw the following activity:

•	Total revenue was $593.1 million, up 34.6% compared to the same period in the prior fiscal year; up 36.2% after factoring the impact of $6.8 million of foreign exchange rate changes.

•	Total recurring revenue was $505.9 million, up 34.5% compared to the same period in the prior fiscal year; up 36.1% after factoring the impact of $6.1 million of foreign exchange rate changes.

•
Cloud services and subscriptions revenue was $177.1 million, up 20.1% compared to the same period in the prior fiscal year; up 21.5% after factoring the impact of $2.1 million of foreign exchange rate changes.

•	License revenue was $87.2 million, up 35.5% compared to the same period in the prior fiscal year; up 36.6% after factoring the impact of $0.7 million of foreign exchange rate changes.

•	GAAP-based EPS, diluted, was $0.08 compared to $0.28 in the same period in the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $0.45 compared to $0.40 in the same period in the prior fiscal year.

•	GAAP-based gross margin was 64.5% compared to 67.9% in the same period in the prior fiscal year.

•	GAAP-based operating margin was 11.0% compared to 20.1% in the same period in the prior fiscal year.

•	Non-GAAP-based operating margin was 29.1% compared to 31.4% in the same period in the prior fiscal year.

•	Operating cash flow was $336.8 million for the nine months ended March 31, 2017, down 17.2% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $449.0 million as of March 31, 2017, compared to $1,283.8 million as of June 30, 2016.
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
Acquisition of the Enterprise Content Division of Dell Technologies Inc.
On January 23, 2017, we completed our previously announced acquisition of certain assets and liabilities of the enterprise content division of Dell-EMC (ECD Business) for approximately $1.62 billion. The ECD Business offers OpenText a suite of leading Enterprise Content Management solutions with deep industry focus, including the DocumentumTM, InfoArchiveTM, and

LEAPTM product families. We believe this acquisition complements and extends our EIM portfolio. The results of operations of the ECD Business have been consolidated with those of OpenText beginning January 23, 2017.
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
Outlook for remainder of Fiscal 2017
We expect to continue to pursue strategic acquisitions in the future to strengthen our service offerings in the EIM market, and at any time may be in various stages of discussions with respect to such opportunities. We believe we are a value oriented and disciplined acquirer, having efficiently deployed approximately $5.8 billion on acquisitions over the last 10 years. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our growth strategy. During the first nine months of Fiscal 2017, we further demonstrated the implementation of this strategy by acquiring Recommind, CCM Business, and ECD Business. For additional details, please refer to note 18 "Acquisitions" to our Condensed Consolidated Financial Statements.
While continuing to acquire companies is our leading growth driver, our growth strategy also includes organic growth through internal innovation. This quarter we invested approximately $77 million in research and development (R&D) and we typically target to spend approximately 10% to 12% of revenues for R&D each fiscal year. We believe our ability to leverage our global presence is helpful to our organic growth initiatives.
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

During the third quarter of Fiscal 2017, there were no significant changes to our critical accounting policies and estimates. For a detailed discussion of our critical accounting and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2016.
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
Summary of Results of Operations

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Total Revenues by Product Type:
License	$87,227	$22,830	$64,397	$245,647	$48,063	$197,584
Cloud services and subscriptions	177,109	29,604	147,505	521,857	77,463	444,394
Customer support	263,436	79,800	183,636	693,298	139,858	553,440
Professional service and other	65,358	20,353	45,005	166,701	21,694	145,007
Total revenues	593,130	152,587	440,543	1,627,503	287,078	1,340,425
Total Cost of Revenues	210,489	69,055	141,434	542,875	121,647	421,228
Total GAAP-based Gross Profit	382,641	83,532	299,109	1,084,628	165,431	919,197
Total GAAP-based Gross Margin %	64.5%		67.9%	66.6%		68.6%
Total GAAP-based Operating Expenses	317,380	106,840	210,540	838,148	194,035	644,113
Total GAAP-based Income from Operations	$65,261	$(23,308)	$88,569	$246,480	$(28,604)	$275,084

% Revenues by Product Type:
License	14.7%		14.6%	15.1%		14.7%
Cloud services and subscriptions	29.9%		33.5%	32.1%		33.2%
Customer support	44.4%		41.7%	42.6%		41.3%
Professional service and other	11.0%		10.2%	10.2%		10.8%

Total Cost of Revenues by Product Type:
License	$4,008	$1,528	$2,480	$10,244	$3,054	$7,190
Cloud services and subscriptions	77,225	15,927	61,298	220,667	41,535	179,132
Customer support	34,442	12,015	22,427	87,529	22,905	64,624
Professional service and other	55,529	17,930	37,599	137,167	23,129	114,038
Amortization of acquired technology-based intangible assets	39,285	21,655	17,630	87,268	31,024	56,244
Total cost of revenues	$210,489	$69,055	$141,434	$542,875	$121,647	$421,228

% GAAP-based Gross Margin by Product Type:
License	95.4%		96.1%	95.8%		96.4%
Cloud services and subscriptions	56.4%		58.4%	57.7%		59.7%
Customer support	86.9%		87.8%	87.4%		88.3%
Professional service and other	15.0%		16.5%	17.7%		21.4%

Total Revenues by Geography:
Americas (1)	$343,908	$87,939	$255,969	$957,108	$190,771	$766,337
EMEA (2)	195,581	51,021	144,560	519,486	66,569	452,917
Asia Pacific (3)	53,641	13,627	40,014	150,909	29,738	121,171
Total revenues	$593,130	$152,587	$440,543	$1,627,503	$287,078	$1,340,425

% Revenues by Geography:
Americas (1)	58.0%		58.1%	58.8%		57.2%
EMEA (2)	33.0%		32.8%	31.9%		33.8%
Asia Pacific (3)	9.0%		9.1%	9.3%		9.0%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
GAAP-based gross margin	64.5%	67.9%	66.6%	68.6%
GAAP-based operating margin	11.0%	20.1%	15.1%	20.5%
GAAP-based EPS, diluted	$0.08	$0.28	$3.88	$0.81
Non-GAAP-based gross margin (4)	71.2%	72.0%	72.2%	72.9%
Non-GAAP-based operating margin (4)	29.1%	31.4%	31.2%	34.2%
Non-GAAP-based EPS, diluted (4)	$0.45	$0.40	$1.42	$1.32

(1)	Americas consists of countries in North, Central and South America.
(2)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(3)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(4)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for a reconciliation of GAAP-based measures to Non-GAAP-based measures.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
License Revenues:
Americas	$39,247	$9,792	$29,455	$117,822	$26,056	$91,766
EMEA	38,315	8,883	29,432	100,633	13,457	87,176
Asia Pacific	9,665	4,155	5,510	27,192	8,550	18,642
Total License Revenues	87,227	22,830	64,397	245,647	48,063	197,584
Cost of License Revenues	4,008	1,528	2,480	10,244	3,054	7,190
GAAP-based License Gross Profit	$83,219	$21,302	$61,917	$235,403	$45,009	$190,394
GAAP-based License Gross Margin %	95.4%		96.1%	95.8%		96.4%

% License Revenues by Geography:
Americas	45.0%		45.7%	48.0%		46.4%
EMEA	43.9%		45.7%	41.0%		44.1%
Asia Pacific	11.1%		8.6%	11.0%		9.5%
License revenues increased by $22.8 million during the three months ended March 31, 2017 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $0.7 million. Geographically, the overall increase was attributable to an increase in Americas of $9.8 million, an increase in EMEA of $8.9 million and an increase in Asia Pacific of $4.2 million. The number of license deals greater than $0.5 million that closed during the third quarter of Fiscal 2017 was 18 deals, of which 7 deals were greater than $1.0 million, compared to 15 deals in the third quarter of Fiscal 2016, of which 10 deals were greater than $1.0 million. License revenue, as a proportion of our total revenues, remained stable at approximately 15%.

License revenues increased by $48.1 million during the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $1.5 million. Geographically, the overall increase was attributable to an increase in Americas of $26.1 million, an increase in EMEA of $13.5 million and an increase in Asia Pacific of $8.6 million. The number of license deals greater than $0.5 million that closed during the first nine months of Fiscal 2017 was 82 deals, of which 31 deals were greater than $1.0 million, compared to 56 deals in the same period in Fiscal 2016, of which 24 deals were greater than $1.0 million. License revenue, as a proportion of our total revenues, remained stable at approximately 15%.
Cost of license revenues increased by $1.5 million during the three months ended March 31, 2017 as compared to the same period in the prior fiscal year as a result of an increase in third party technology costs. Approximately $0.6 million of this increase results from a broad range of products that we have inherited from our recent acquisitions. Overall, the gross margin percentage on license revenues remained relatively stable.
Cost of license revenues increased by $3.1 million during the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year as a result of an increase in third party technology costs. Approximately $1.5 million of this increase results from a broad range of products that we have inherited from our recent acquisitions. Overall, the gross margin percentage on license revenues remained relatively stable.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Cloud Services and Subscriptions:
Americas	$120,260	$21,256	$99,004	$354,608	$63,654	$290,954
EMEA	39,381	7,141	32,240	116,243	11,258	104,985
Asia Pacific	17,468	1,207	16,261	51,006	2,551	48,455
Total Cloud Services and Subscriptions Revenues	177,109	29,604	147,505	521,857	77,463	444,394
Cost of Cloud Services and Subscriptions Revenues	77,225	15,927	61,298	220,667	41,535	179,132
GAAP-based Cloud Services and Subscriptions Gross Profit	$99,884	$13,677	$86,207	$301,190	$35,928	$265,262
GAAP-based Cloud Services and Subscriptions Gross Margin %	56.4%		58.4%	57.7%		59.7%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	67.9%		67.1%	68.0%		65.5%
EMEA	22.2%		21.9%	22.3%		23.6%
Asia Pacific	9.9%		11.0%	9.7%		10.9%
Cloud services and subscriptions revenues increased by $29.6 million during the three months ended March 31, 2017 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $2.1 million. Geographically, the overall change was attributable to an increase in Americas of $21.3 million, an increase in EMEA of $7.1 million and an increase in Asia Pacific of $1.2 million. The number of Cloud services deals greater than $1.0 million that closed during the third quarter of Fiscal 2017 was 12 deals, compared to 8 deals in the third quarter of Fiscal 2016.
Cloud services and subscriptions revenues increased by $77.5 million during the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $3.6 million. Geographically, the overall change was attributable to an increase in Americas of $63.7 million, an increase in EMEA of $11.3 million and an increase in Asia Pacific of $2.6 million. The number of Cloud services deals greater than $1.0 million that closed during the first nine months of Fiscal 2017 was 33 deals, compared to 21 deals in the same period in Fiscal 2016.
Cost of Cloud services and subscriptions revenues increased by $15.9 million during the three months ended March 31, 2017 as compared to the same period in the prior fiscal year, primarily due to an increase in labour-related costs of approximately $11.9 million resulting from increased headcount, predominantly on account of recent acquisitions, and an increase in third party network usage fees of approximately $4.4 million related to an expanded portfolio of cloud-based offerings. These increases were partially offset by a reduction in other miscellaneous costs of $0.4 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased to approximately 56% from approximately 58%.
Cost of Cloud services and subscriptions revenues increased by $41.5 million during the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year, primarily due to an increase in labour-related costs of approximately $28.4 million resulting from increased headcount, predominantly on account of recent acquisitions, and an increase in third party network usage fees of approximately $13.2 million related to an expanded portfolio of cloud-based offerings. These increases were partially offset by a reduction in other miscellaneous costs of $0.1 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased to approximately 58% from approximately 60%.
3)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, with customer renewal options. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the three months ended March 31, 2017, our Customer support renewal rate was approximately 90%, consistent with the Customer support renewal rate during the three months ended March 31, 2016.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Customer Support Revenues:
Americas	$153,502	$47,344	$106,158	$407,482	$90,783	$316,699
EMEA	89,005	26,207	62,798	229,289	34,842	194,447
Asia Pacific	20,929	6,249	14,680	56,527	14,233	42,294
Total Customer Support Revenues	263,436	79,800	183,636	693,298	139,858	553,440
Cost of Customer Support Revenues	34,442	12,015	22,427	87,529	22,905	64,624
GAAP-based Customer Support Gross Profit	$228,994	$67,785	$161,209	$605,769	$116,953	$488,816
GAAP-based Customer Support Gross Margin %	86.9%		87.8%	87.4%		88.3%

% Customer Support Revenues by Geography:
Americas	58.3%		57.8%	58.8%		57.2%
EMEA	33.8%		34.2%	33.1%		35.1%
Asia Pacific	7.9%		8.0%	8.1%		7.7%
Customer support revenues increased by $79.8 million during the three months ended March 31, 2017 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $3.2 million. Geographically, the overall increase was attributable to an increase in Americas of $47.3 million, an increase in EMEA of $26.2 million and an increase in Asia Pacific of $6.2 million.
Customer support revenues increased by $139.9 million during the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $7.2 million. Geographically, the overall increase was attributable to an increase in Americas of $90.8 million, an increase in EMEA of $34.8 million and an increase in Asia Pacific of $14.2 million.
Cost of Customer support revenues increased by $12.0 million during the three months ended March 31, 2017 as compared to the same period in the prior fiscal year, due to an increase in labour-related costs of approximately $10.7 million, which was predominantly due to recent acquisitions, and an increase in the installed base of third party products of approximately $1.3 million. The increase in the installed base of third party products was primarily the result of products we have inherited from our recent acquisitions. Overall, the gross margin percentage on Customer support revenues decreased to approximately 87% from approximately 88%.
Cost of Customer support revenues increased by $22.9 million during the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year, due to an increase in labour-related costs of approximately $18.8 million, which was predominantly due to recent acquisitions, an increase in the installed base of third party products of approximately $4.0 million, and an increase in other miscellaneous costs of $0.1 million. The increase in the installed base of third party products was primarily the result of products we have inherited from our recent acquisitions. Overall, the gross margin percentage on Customer support revenues decreased to approximately 87% from approximately 88%.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Professional Service and Other Revenues:
Americas	$30,899	$9,547	$21,352	$77,196	$10,278	$66,918
EMEA	28,880	8,790	20,090	73,321	7,012	66,309
Asia Pacific	5,579	2,016	3,563	16,184	4,404	11,780
Total Professional Service and Other Revenues	65,358	20,353	45,005	166,701	21,694	145,007
Cost of Professional Service and Other Revenues	55,529	17,930	37,599	137,167	23,129	114,038
GAAP-based Professional Service and Other Gross Profit	$9,829	$2,423	$7,406	$29,534	$(1,435)	$30,969
GAAP-based Professional Service and Other Gross Margin %	15.0%		16.5%	17.7%		21.4%

% Professional Service and Other Revenues by Geography:
Americas	47.3%		47.4%	46.3%		46.1%
EMEA	44.2%		44.6%	44.0%		45.7%
Asia Pacific	8.5%		8.0%	9.7%		8.2%
Professional service and other revenues increased by $20.4 million during the three months ended March 31, 2017 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $0.8 million. Geographically, the overall change was attributable to an increase in Americas of $9.5 million, an increase in EMEA of $8.8 million and an increase in Asia Pacific of $2.0 million.
Professional service and other revenues increased by $21.7 million during the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $2.2 million. Geographically, the overall increase was attributable to an increase in Americas of $10.3 million, an increase in EMEA of $7.0 million and an increase in Asia Pacific of $4.4 million.
Cost of Professional service and other revenues increased by $17.9 million during the three months ended March 31, 2017 as compared to the same period in the prior fiscal year, primarily as a result of an increase in labour-related costs of approximately $18.2 million, which was predominantly due to recent acquisitions. The remainder is due to a reduction in other miscellaneous costs of $0.3 million. Overall, the gross margin percentage on Professional service and other revenues decreased to approximately 15% from approximately 16%.
Cost of Professional service and other revenues increased by $23.1 million during the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year, primarily as a result of an increase in labour-related costs of approximately $23.8 million, which was predominantly due to recent acquisitions. Approximately $1.1 million of the increase in labour-related costs was associated with one-time charges incurred earlier this fiscal year from reorganizing our professional services organization. These increases were partially offset by a reduction in other miscellaneous costs of $0.7 million. Overall, the gross margin percentage on Professional service and other revenues decreased to approximately 18% from approximately 21%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Amortization of acquired technology-based intangible assets	$39,285	$21,655	$17,630	$87,268	$31,024	$56,244
Amortization of acquired technology-based intangible assets increased during the three and nine months ended March 31, 2017 by $21.7 million and $31.0 million, respectively, as compared to the same periods in the prior fiscal year. This was due to additions of acquired technology-based intangible assets from our acquisitions of ECD Business, CCM Business, Recommind, CEM Business, and ANX. This was partially offset by the intangible assets pertaining to our previous acquisitions becoming fully amortized.

Operating Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Research and development	$77,086	$28,926	$48,160	$200,379	$60,069	$140,310
Sales and marketing	117,498	32,898	84,600	315,297	66,877	248,420
General and administrative	44,828	7,097	37,731	122,939	15,872	107,067
Depreciation	16,557	2,803	13,754	47,128	7,130	39,998
Amortization of acquired customer-based intangible assets	40,825	12,859	27,966	108,248	24,684	83,564
Special charges	20,586	22,257	(1,671)	44,157	19,403	24,754
Total operating expenses	$317,380	$106,840	$210,540	$838,148	$194,035	$644,113

% of Total Revenues:
Research and development	13.0%		10.9%	12.3%		10.5%
Sales and marketing	19.8%		19.2%	19.4%		18.5%
General and administrative	7.6%		8.6%	7.6%		8.0%
Depreciation	2.8%		3.1%	2.9%		3.0%
Amortization of acquired customer-based intangible assets	6.9%		6.3%	6.7%		6.2%
Special charges	3.5%		(0.4)%	2.7%		1.8%
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

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2017 and 2016	2017 and 2016
Payroll and payroll-related benefits	$18,813	$40,544
Contract labour and consulting	3,283	6,215
Share-based compensation	1,137	3,390
Travel and communication	313	521
Facilities	4,879	7,558
Other miscellaneous	501	1,841
Total year-over-year change in research and development expenses	$28,926	$60,069
Research and development expenses increased by $28.9 million during the three months ended March 31, 2017 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $18.8 million and an increase in the use of facility and related resources of $4.9 million, which were predominantly the result of recent acquisitions. Additionally, contract labour and consulting increased by $3.3 million, and share-based compensation increased by $1.1 million. Overall, our research and development expenses, as a percentage of total revenues, increased to approximately 13% from approximately 11%.
Research and development expenses increased by $60.1 million during the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $40.5 million and an increase in the use of facility and related resources of $7.6 million, which were predominantly the result of recent acquisitions. Additionally, contract labour and consulting increased by $6.2 million and share-based compensation increased by $3.4 million. Overall, our research and development expenses, as a percentage of total revenues, increased slightly to approximately 12% from approximately 10%.
Our research and development labour resources increased by 754 employees, from 2,036 employees at March 31, 2016 to 2,790 employees at March 31, 2017, primarily as a result of our recent acquisitions.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2017 and 2016	2017 and 2016
Payroll and payroll-related benefits	$20,616	$44,628
Commissions	6,147	11,580
Contract labour and consulting	955	1,658
Share-based compensation	(1,097)	(1,726)
Travel and communication	1,731	2,971
Marketing expenses	2,408	3,977
Facilities	2,463	3,601
Other miscellaneous	(325)	188
Total year-over-year change in sales and marketing expenses	$32,898	$66,877
Sales and marketing expenses increased by $32.9 million during the three months ended March 31, 2017 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $20.6 million and an increase in facility and related resources of $2.5 million, both of which were predominantly the result of recent acquisitions. Additionally, commissions expense increased by $6.1 million in conjunction with higher revenues. The remainder of the change was primarily attributable to normal growth in our business operations. Overall, our sales and marketing expenses, as a percentage of total revenues, increased slightly to approximately 20% from approximately 19%.
Sales and marketing expenses increased by $66.9 million during the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $44.6 million and an increase in facility and related resources of $3.6 million, both of which were predominantly the result of recent acquisitions. Additionally, commissions expense increased by $11.6 million in conjunction with higher revenues. The remainder of the change was attributable to normal growth in our business operations. Overall, our sales and marketing expenses, as a percentage of total revenues, remained stable at approximately 19%.
Our sales and marketing labour resources increased by 555 employees, from 1,330 employees at March 31, 2016 to 1,885 employees at March 31, 2017, primarily as a result of our recent acquisitions.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2017 and 2016	2017 and 2016
Payroll and payroll-related benefits	$5,928	$11,066
Contract labour and consulting	1,349	5,807
Share-based compensation	702	1,379
Travel and communication	69	(71)
Facilities	(997)	(1,613)
Other miscellaneous	46	(696)
Total year-over-year change in general and administrative expenses	$7,097	$15,872
General and administrative expenses increased by $7.1 million during the three months ended March 31, 2017 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $5.9 million, which was predominantly the result of recent acquisitions. The remainder of the change was attributable to normal growth in our business operations. Overall, general and administrative expenses, as a percentage of total revenue decreased slightly to approximately 8% from approximately 9%.
General and administrative expenses increased by $15.9 million during the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $11.1 million, which was predominantly the result of recent acquisitions, an increase in contract labour and consulting of $5.8 million, and an increase in share-based compensation expense of $1.4 million. These increases were partially offset by a reduction in facility and related resources of $1.6 million and a reduction in other miscellaneous expenses of $0.7 million, which includes professional fees such as legal, audit and tax related expenses. Overall, general and administrative expenses, as a percentage of total revenue remained stable at approximately 8%.
Our general and administrative labour resources increased by 324 employees, from 1,060 employees at March 31, 2016 to 1,384 employees at March 31, 2017, primarily as a result of our recent acquisitions.
Depreciation expenses:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Depreciation	$16,557	$2,803	$13,754	$47,128	$7,130	$39,998
Depreciation expenses increased by $2.8 million and $7.1 million, respectively, during the three and nine months ended March 31, 2017, as compared to the same periods in the prior fiscal year, but remained relatively stable as a percentage of total revenue, at approximately 3%.
Amortization of acquired customer-based intangible assets:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Amortization of acquired customer-based intangible assets	$40,825	$12,859	$27,966	$108,248	$24,684	$83,564
Acquired customer-based intangible assets amortization expense increased by $12.9 million and $24.7 million, respectively, during the three and nine months ended March 31, 2017 as compared to the same periods in the prior fiscal year. This was primarily due to the impact of newly acquired customer-based intangible assets from our acquisitions of ECD Business, CCM Business, Recommind, CEM Business, and ANX. This was partially offset by the customer-based intangible assets pertaining to previous acquisitions becoming fully amortized.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Special charges (recoveries)	$20,586	$22,257	$(1,671)	$44,157	$19,403	$24,754
Special charges increased by $22.3 million during the three months ended March 31, 2017 as compared to the same period in the prior fiscal year. This was primarily due to (i) a net increase in restructuring charges of $18.0 million, (ii) an increase in acquisition related costs of $3.8 million, (iii) an increase of $2.4 million relating to a lower net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain instances, becoming statute barred, and (iv) an increase of $1.5 million relating to the Enterprise Resource Planning (ERP) implementation project we are currently involved in. These increases were partially offset by (i) a net decrease of $2.7 million relating to commitments fees, (ii) a decrease of $0.6 million relating to post-acquisition integration costs necessary to streamline acquired companies into our operations, and (iii) a decrease of $0.2 million relating to assets that were disposed in connection with a restructured facility last fiscal year. The remainder of the change is due to other miscellaneous items.

Special charges increased by $19.4 million during the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year. This was primarily due to (i) an increase in acquisition related costs of $13.3 million, (ii) a net increase of $6.5 million relating to commitments fees, (iii) an increase of $1.4 million relating to an ERP implementation project we are currently involved in, and (iv) an increase of $0.6 million relating to a lower net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain instances, becoming statute barred. These increases were partially offset by (i) a decrease of $1.1 million relating to assets that were disposed in connection with a restructured facility last fiscal year, (ii) a net decrease in restructuring charges of $0.9 million, and (iii) a decrease of $0.3 million relating to post-acquisition integration costs necessary to streamline acquired companies into our operations.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Other income (expense), net	$1,424	$(696)	$2,120	$4,565	$6,397	$(1,832)
Other income included foreign exchange gains of $1.1 million on our inter-company transactions during the three months ended March 31, 2017 compared to $2.1 million in foreign exchange gains during the same period in the prior fiscal year.
Other income included foreign exchange losses of $1.8 million on our inter-company transactions during the nine months ended March 31, 2017 compared to $2.3 million in foreign exchange losses during the same period in the prior fiscal year.
Additionally, during three and nine months ended March 31, 2017 we recognized income of approximately $0.2 million and $6.2 million, respectively, relating to our share of income in non-marketable equity investments accounted for under the equity method.

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Interest and other related expense, net	$31,734	$15,506	$16,228	$86,752	$32,291	$54,461
Interest and other related expense, net increased during the three and nine months ended March 31, 2017 by $15.5 million and $32.3 million, respectively, as compared to the same periods in the prior fiscal year. This was primarily due to additional interest expense incurred relating to Senior Notes 2026, issued in May 2016 and December 2016 and $0.8 million due to a one-time write-off of unamortized debt issuance costs relating to a portion of Term Loan B that was not recommitted by certain lenders at the time of the amendment.
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
Please also see "Risk Factors" included in our Annual Report on Form 10-K for Fiscal 2016.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Provision for (recovery of) income taxes	$13,239	$7,886	$5,353	$(815,364)	$(835,993)	$20,629
In July 2016, we implemented a reorganization of our subsidiaries worldwide with the view to continuing to enhance operational and administrative efficiencies through further consolidated ownership, management, and development of our IP in Canada, continuing to reduce the number of entities in our group and working towards our objective of having a single operating legal entity in each jurisdiction. We believe our reorganization also reduces our exposure to global political and tax uncertainties, particularly in Europe. We believe that further consolidating our IP in Canada will continue to ensure appropriate legal protections for our consolidated IP, simplify legal, accounting and tax compliance, and improve our global cash management. A significant tax benefit of $876.1 million, associated primarily with the recognition of a net deferred tax asset arising from the entry of the IP into Canada, was recognized in the first quarter of Fiscal 2017. We believe it is more likely than not that the deferred tax asset will be realized and therefore no valuation allowance was required. We continue to evaluate our taxable position quarterly and consider factors by taxing jurisdiction, including but not limited to factors such as estimated taxable income, any historical experience of losses for tax purposes and the future growth of OpenText. This significant tax benefit is specifically tied to the reorganization and applied to the first quarter of Fiscal 2017 only and as a result, has not and will not continue in future periods.
The effective tax rate increased to a provision of 37.9% for the three months ended March 31, 2017, compared to a provision of 7.2% for the three months ended March 31, 2016. The increase in tax expense of $7.9 million was primarily due to an increase of $20.0 million resulting from the impact of foreign tax rates as it relates to the change in proportion of income earned in domestic jurisdictions compared to foreign jurisdictions with different statutory rates. Starting in Fiscal 2017, the Company is recognizing a significant portion of its global income in Canada for tax purposes which gives rise to a non-cash deferred tax expense resulting from the use of the tax assets discussed above at the Canadian statutory rate. Also contributing to the increase in tax expense is an increase in changes in unrecognized tax benefits in the amount of $1.6 million relating mainly to reversals of reserves in the three months ended March 31, 2016 that did not reoccur in the three months ended March 31, 2017. These increases were partially offset by a decrease of $10.5 million relating to the tax impact of the Company having lower income before taxes, a decrease in the change in valuation allowance of $1.5 million and a decrease in the amortization of deferred charges of $0.5 million. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate decreased to a recovery of 496.3% for the nine months ended March 31, 2017, compared to a provision of 9.4% for the nine months ended March 31, 2016. The decrease in tax expense of $836.0 million was primarily due to a significant tax benefit of $876.1 million resulting from an internal reorganization as described above. Additionally, we saw an increase of $56.0 million resulting from the impact of foreign tax rates as it relates to the change in proportion of income earned in domestic jurisdictions compared to foreign jurisdictions with different statutory rates. Starting in Fiscal 2017 the Company is recognizing a significant portion of its global income in Canada for tax purposes which gives rise to a non-cash deferred tax expense resulting from the use of the tax assets discussed above at the Canadian statutory rate. Also contributing to the increase in tax expense is an increase in changes in unrecognized tax benefits in the amount of $9.9 million relating mainly to reversals of reserves in the nine months ended March 31, 2016 that did not reoccur in the nine months ended March 31, 2017. These increases were partially offset by a decrease of $14.4 million relating to the tax impact of the Company having lower income before taxes, a decrease in the change in valuation allowance of $4.2 million and a decrease in the amortization of deferred charges of $2.2 million. The remainder of the difference was due to normal course movements and non-material items.
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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2017
(in thousands except for per share data)

	Three Months Ended March 31, 2017
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$77,225		$(268)	(1)	$76,957
Customer support	34,442		(261)	(1)	34,181
Professional service and other	55,529		(89)	(1)	55,440
Amortization of acquired technology-based intangible assets	39,285		(39,285)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	382,641	64.5%	39,903	(3)	422,544	71.2%
Operating expenses
Research and development	77,086		(1,634)	(1)	75,452
Sales and marketing	117,498		(2,081)	(1)	115,417
General and administrative	44,828		(2,328)	(1)	42,500
Amortization of acquired customer-based intangible assets	40,825		(40,825)	(2)	—
Special charges (recoveries)	20,586		(20,586)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	65,261	11.0%	107,357	(5)	172,618	29.1%
Other income (expense), net	1,424		(1,424)	(6)	—
Provision for (recovery of) income taxes	13,239		7,798	(7)	21,037
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	21,616		98,135	(8)	119,751
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.08		$0.37	(8)	$0.45

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 38% and a Non-GAAP-based tax rate of approximately 15%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization (see note 14 "Income Taxes") assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 15%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended March 31, 2017
		Per share diluted
GAAP-based net income, attributable to OpenText	$21,616	$0.08
Add:
Amortization	80,110	0.30
Share-based compensation	6,661	0.03
Special charges (recoveries)	20,586	0.08
Other (income) expense, net	(1,424)	(0.01)
GAAP-based provision for (recovery of ) income taxes	13,239	0.05
Non-GAAP-based provision for income taxes	(21,037)	(0.08)
Non-GAAP-based net income, attributable to OpenText	$119,751	$0.45

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2016
(in thousands except for per share data)

	Three Months Ended March 31, 2016
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$61,298		$(202)	(1)	$61,096
Customer support	22,427		(215)	(1)	22,212
Professional service and other	37,599		(247)	(1)	37,352
Amortization of acquired technology-based intangible assets	17,630		(17,630)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	299,109	67.9%	18,294	(3)	317,403	72.0%
Operating expenses
Research and development	48,160		(500)	(1)	47,660
Sales and marketing	84,600		(3,213)	(1)	81,387
General and administrative	37,731		(1,589)	(1)	36,142
Amortization of acquired customer-based intangible assets	27,966		(27,966)	(2)	—
Special charges (recoveries)	(1,671)		1,671	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	88,569	20.1%	49,891	(5)	138,460	31.4%
Other income (expense), net	2,120		(2,120)	(6)	—
Provision for (recovery of) income taxes	5,353		19,100	(7)	24,453
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	69,115		28,671	(8)	97,786
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.28		$0.12	(8)	$0.40

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 7% and a Non-GAAP-based tax rate of approximately 20%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. In arriving at our Non-GAAP-based tax rate of approximately 20%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended March 31, 2016
		Per share diluted
GAAP-based net income, attributable to OpenText	$69,115	$0.28
Add:
Amortization	45,596	0.19
Share-based compensation	5,966	0.03
Special charges (recoveries)	(1,671)	(0.01)
Other (income) expense, net	(2,120)	(0.01)
GAAP-based provision for (recovery of ) income taxes	5,353	0.02
Non-GAAP-based provision for income taxes	(24,453)	(0.10)
Non-GAAP-based net income, attributable to OpenText	$97,786	$0.40

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2017
(in thousands except for per share data)

	Nine Months Ended March 31, 2017
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$220,667		$(839)	(1)	$219,828
Customer support	87,529		(766)	(1)	86,763
Professional service and other	137,167		(1,002)	(1)	136,165
Amortization of acquired technology-based intangible assets	87,268		(87,268)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,084,628	66.6%	89,875	(3)	1,174,503	72.2%
Operating expenses
Research and development	200,379		(5,372)	(1)	195,007
Sales and marketing	315,297		(7,230)	(1)	308,067
General and administrative	122,939		(7,164)	(1)	115,775
Amortization of acquired customer-based intangible assets	108,248		(108,248)	(2)	—
Special charges (recoveries)	44,157		(44,157)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	246,480	15.1%	262,046	(5)	508,526	31.2%
Other income (expense), net	4,565		(4,565)	(6)	—
Provision for (recovery of) income taxes	(815,364)		878,495	(7)	63,131
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	979,522		(621,014)	(8)	358,508
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$3.88		$(2.46)	(8)	$1.42

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax recovery rate of approximately 496% and a Non-GAAP-based tax rate of approximately 15%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization (see note 14 "Income Taxes") assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 15%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2017
		Per share diluted
GAAP-based net income, attributable to OpenText	$979,522	$3.88
Add:
Amortization	195,516	0.77
Share-based compensation	22,373	0.09
Special charges (recoveries)	44,157	0.17
Other (income) expense, net	(4,565)	(0.02)
GAAP-based provision for (recovery of ) income taxes	(815,364)	(3.23)
Non-GAAP-based provision for income taxes	(63,131)	(0.24)
Non-GAAP-based net income, attributable to OpenText	$358,508	$1.42

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2016
(in thousands except for per share data)

	Nine Months Ended March 31, 2016
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$179,132		$(641)	(1)	$178,491
Customer support	64,624		(631)	(1)	63,993
Professional service and other	114,038		(1,086)	(1)	112,952
Amortization of acquired technology-based intangible assets	56,244		(56,244)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	919,197	68.6%	58,602	(3)	977,799	72.9%
Operating expenses
Research and development	140,310		(1,988)	(1)	138,322
Sales and marketing	248,420		(9,043)	(1)	239,377
General and administrative	107,067		(5,691)	(1)	101,376
Amortization of acquired customer-based intangible assets	83,564		(83,564)	(2)	—
Special charges (recoveries)	24,754		(24,754)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	275,084	20.5%	183,642	(5)	458,726	34.2%
Other income (expense), net	(1,832)		1,832	(6)	—
Provision for (recovery of) income taxes	20,629		60,149	(7)	80,778
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	198,087		125,325	(8)	323,412
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.81		$0.51	(8)	$1.32

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2016
		Per share diluted
GAAP-based net income, attributable to OpenText	$198,087	$0.81
Add:
Amortization	139,808	0.57
Share-based compensation	19,080	0.08
Special charges (recoveries)	24,754	0.10
Other (income) expense, net	1,832	0.01
GAAP-based provision for (recovery of ) income taxes	20,629	0.08
Non-GAAP-based provision for income taxes	(80,778)	(0.33)
Non-GAAP-based net income, attributable to OpenText	$323,412	$1.32

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of March 31, 2017	Change increase (decrease)	As of June 30, 2016
Cash and cash equivalents	$449,000	$(834,757)	$1,283,757
Short-term investments	$2,698	$(9,141)	$11,839

	Nine Months Ended March 31,
(In thousands)	2017	Change	2016
Cash provided by operating activities	$336,773	$(69,829)	$406,602
Cash used in investing activities	$(2,158,519)	$(2,076,947)	$(81,572)
Cash provided by (used in) financing activities	$992,542	$1,134,220	$(141,678)
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
As at March 31, 2017, we have provided $19.6 million (June 30, 2016—$15.9 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities decreased by $69.8 million due to a decrease in net income before the impact of non-cash items of $34.6 million and a decrease in changes from working capital of $35.2 million. The decrease in operating cash flow from changes in working capital was primarily due to the net impact of the following decreases: (i) $59.3 million relating to a higher accounts receivable balance, which is primarily due to increased billings associated with more revenue recognized during the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year, (ii) $8.9 million relating to other assets, of which approximately $4.0 million is attributable to more security deposits made to landlords in accordance with facility lease agreements and approximately $4.0 million is attributable to more direct and relevant costs recorded on implementation of long-term contacts, (iii) $5.6 million relating to deferred revenues, (iv) $3.6 million relating to prepaid and other current assets, and (v) $1.7 million relating to income taxes payable and deferred charges and credits. These decreases were partially offset by an increase in operating cash flows of $43.9 million relating to a higher accounts payable and accrued liabilities balance which is primarily due to an increase in accrued salaries and commissions of $31.0 million.
During the third quarter of Fiscal 2017 our days sales outstanding (DSO) was 54 days compared to a DSO of 54 days during the third quarter of Fiscal 2016. The per day impact of our DSO in the third quarters of Fiscal 2017 and Fiscal 2016 on our cash flows was $6.7 million and $4.9 million, respectively. During Fiscal 2017, our operating cash flows have been negatively impacted by the DSO of recent acquisitions, such as Recommind, which historically offered longer payment terms than OpenText. As we onboard these acquisitions, we have made progress in aligning their historical payment terms with OpenText policies and procedures, such that our DSO is now more in line with the prior fiscal year. We will continue to onboard all recent acquisitions and bring the respective payment terms in line with OpenText policies and procedures.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $2.1 billion, primarily due to an increase in consideration paid for acquisitions during Fiscal 2017, which includes the acquisition of ECD Business for $1.6 billion.

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
Cash flows provided by financing activities increased by $1.1 billion. This was primarily due to (i) net proceeds from our public offering of Common Shares during the second quarter of Fiscal 2017 which resulted in cash inflow of approximately $584.8 million, (ii) the issuance of an additional $250 million in aggregate principal amount of Senior Notes 2026 at an issue price of 102.75%, which resulted in a gross cash inflow of approximately $256.9 million, (iii) proceeds from drawings on the Revolver of $225.0 million, (iv) the repurchase of approximately 1.5 million Common Shares for approximately $65.5 million during Fiscal 2016, for which no similar purchases have been made during Fiscal 2017, (v) an increase of $14.8 million relating to cash collected from the issuance of Common Shares for the exercise of options and ESPP, and (vi) an increase of $6.4 million relating to savings from fewer Common Shares repurchased for potential reissuance under our Long Term Incentive Plans (LTIP) or other plans during Fiscal 2017 as compared to Fiscal 2016. These cash inflows were partially offset by (i) a $14.3 million increase in dividend payments made to our shareholders, and (ii) a $6.2 million increase in debt issuance costs associated with our Senior Notes 2026. The remainder of the change was due to miscellaneous items.
Cash Dividends
During the three and nine months ended March 31, 2017, we declared and paid cash dividends of $0.1150 and $0.3450 per Common Share, respectively, that totaled $30.3 million and $86.0 million, respectively. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of the Board.
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
Term Loan B
On January 16, 2014, we entered into a credit facility, which provides for a $800 million term loan facility with certain lenders named therein, Barclays Bank PLC (Barclays), as sole administrative agent and collateral agent, and with Barclays and RBC Capital Markets as lead arrangers and joint bookrunners (Term Loan B) and borrowed the full amount on the same day.

Repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity.
Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver. Term Loan B has a seven year term.
Originally, borrowings under Term Loan B were subject to interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate determined by reference to the greatest of (i) the prime rate of Barclays, (ii) the federal funds rate plus 0.50% per annum and (iii) the one month eurodollar rate plus 1.00% per annum. The applicable margin for borrowings under Term Loan B was 2.5% with respect to LIBOR borrowings and 1.5% with respect to ABR rate borrowings. However, on February 22, 2017, we entered into an amendment of Term Loan B, to, among other things, reduce the interest rate margin from 2.50% to 2.00%, with respect to LIBOR advances (with the LIBOR floor reduced from 0.75% to 0.00%), and from 1.50% to 1.00%, with respect to ABR advances. Thus, interest on the current outstanding balance for Term Loan B is equal to 2.0% plus LIBOR. As of March 31, 2017, the interest rate was 2.98%. In connection with the recent amendment of Term Loan B, we incurred new debt issuance costs of approximately $0.8 million. Additionally, we wrote off approximately $0.8 million of unamortized debt issuance costs to interest and other related expense, net in our Condensed Consolidated Statements of Income, relating to a portion of Term Loan B that was not recommitted by certain lenders at the time of the amendment.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2017, our consolidated net leverage ratio was 2.5:1.
For further details relating to our Term Loan B, please see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Revolver
On February 1, 2017, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $300 million to $450 million. Borrowings under the Revolver are secured by a first charge over substantially all of our assets on a pari passu basis with Term Loan B. As of March 31, 2017, the Revolver matured on December 22, 2019 with no fixed repayment date prior to the end of the term. Subsequently, we repriced and extended the maturity of the Revolver to May 5, 2022. Please refer to note 22 "Subsequent Events" to our Condensed Consolidated Financial Statements, for more details on the additional amendment to the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio.
On January 13, 2017, we drew $200 million from the Revolver, to partially finance the acquisition of the ECD Business. and on January 26, 2017, we drew an additional $25 million from the Revolver for miscellaneous general corporate purposes. As of March 31, 2017 we have drawn a total of $225 million from the Revolver.
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
During the three and nine months ended March 31, 2017, we did not repurchase any of our Common Shares under the Share Repurchase Plan.
During the three and nine months ended March 31, 2016, we repurchased and cancelled nil and 2,952,496 Common Shares, respectively, for approximately nil and $65.5 million, respectively, under our previous share repurchase plan.

Shelf Registration Statement
In response to the demand and piggyback registration requests we received pursuant to the registration rights agreement entered into in connection with the acquisition of GXS Group, Inc. (GXS), we filed a universal shelf registration statement on Form S-3 with the SEC, which became effective automatically. On December 12, 2016, we filed a post-effective Amendment No. 2 to the shelf registration statement to make the base prospectus included therein consistent with the updated Canadian base shelf short-form prospectus (as amended, the Shelf Registration Statement). The Shelf Registration Statement allows for primary and secondary offerings from time to time of equity, debt and other securities, including Common Shares, Preference Shares, debt securities, depositary shares, warrants, purchase contracts, units and subscription receipts. A base shelf short-form prospectus qualifying the distribution of such securities has also been filed with Canadian securities regulators. The type of securities and the specific terms thereof will be determined at the time of any offering and will be described in the applicable prospectus supplement to be filed separately with the SEC and Canadian securities regulators.
Pensions
As of March 31, 2017, our total unfunded pension plan obligations were $59.0 million, of which $1.7 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2017 (three months ended June 30)	$144	$190	$18
2018	618	847	82
2019	692	904	122
2020	756	954	159
2021	837	968	203
2022 to 2026	4,944	5,351	1,834
Total	$7,991	$9,214	$2,418
For a detailed discussion on pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of March 31, 2017, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2017— June 30, 2017	July 1, 2017— June 30, 2019	July 1, 2019— June 30, 2021	July 1, 2021 and beyond
Long term debt obligations (1)	$3,483,024	$33,488	$478,197	$981,651	$1,989,688
Operating lease obligations (2)	293,266	16,967	107,232	71,949	97,118
Purchase obligations	22,575	2,499	15,459	4,609	8
	$3,798,865	$52,954	$600,888	$1,058,209	$2,086,814
(1) Includes interest and principal payments. We currently have borrowings outstanding under the Revolver, which we expect to repay over the next few quarters. Please see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements for more details.
(2) Net of $7.3 million of sublease income to be received from properties which we have subleased to third parties.

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
As part of these examinations, which are ongoing, on July 17, 2015 we received from the IRS a Notice of Proposed Adjustment (NOPA) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received, including because the IRS may assign a higher value to our intellectual property). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of March 31, 2017, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $575 million, inclusive of U.S. federal and state taxes, penalties and interest. The increase from the previously disclosed estimated aggregate liability of approximately $550 million is solely due to an estimate of interest that has accrued.
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
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.9 million as of March 31, 2017. We currently have in place a bank guarantee in the amount of $4.4 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $4.0 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
Our Indian subsidiary, GXS India Technology Centre Private Limited (GXS India), is subject to potential assessments by Indian tax authorities in the city of Bangalore. GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate. Based on advice from our tax advisors, we believe that the facts that the Indian tax authorities are using to support their assessment are incorrect. We have filed appeals and anticipate an eventual settlement with the Indian tax authorities. We have accrued $1.6 million to cover our anticipated financial exposure in this matter.
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
As of March 31, 2017, we had an outstanding balance of $774.1 million on Term Loan B. Term Loan B bears a floating interest rate of 2.0% plus LIBOR. As of March 31, 2017, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $7.7 million, assuming that the loan balance as of March 31, 2017 is outstanding for the entire period.
As of March 31, 2017, we had an outstanding balance of $225 million on the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio. As of March 31, 2017, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on the Revolver by approximately $2.3 million, assuming that the balance is outstanding for the entire period.
At June 30, 2016, an adverse change of one percent would have had the effect of increasing our annual interest payments on Term Loan B by approximately $7.8 million, assuming that the loan balance was outstanding for the entire period. We had no borrowings outstanding under the Revolver as of June 30, 2016.
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
Based on the foreign exchange forward contracts outstanding as at March 31, 2017, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.4 million in the mark to market on our existing foreign exchange forward contracts.
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of March 31, 2017 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at March 31, 2017	U.S. Dollar Equivalent at June 30, 2016
Euro	$129,378	$182,524
British Pound	20,868	29,572
Canadian Dollar	39,782	22,103
Swiss Franc	25,546	30,298
Other foreign currencies	74,076	72,107
Total cash and cash equivalents denominated in foreign currencies	289,650	336,604
U.S. dollar	159,350	947,153
Total cash and cash equivalents	$449,000	$1,283,757
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $29.0 million (June 30, 2016—$33.7 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".
Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
As a result of our acquisition of certain assets and liabilities of the ECD Business, on January 23, 2017, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), subsequent to the date of acquisition, includes certain additional internal controls relating to the assets and liabilities which we acquired from the ECD Business. These controls primarily relate to monitoring the completeness and accuracy of transactions that are made pursuant to a Transition Services Agreement between OpenText and Dell-EMC. Aside from the acquisition of the ECD Business, there has been no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other Matters
We are currently in the process of implementing a new Enterprise Resource Planning (ERP) system that will replace our legacy ERP system in the next fiscal year. An ERP system is a fully-integrated set of programs and databases that incorporate order processing, procurement to payment, and financial reporting functions. In connection with this ERP system implementation, we are in the process of updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We believe our new ERP system will facilitate better transactional reporting and oversight and is intended to enhance our internal control over financial reporting.

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
We may fail to realize all of the anticipated benefits of the acquisition of the ECD Business or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the ECD Business.
The ability to successfully integrate the ECD Business is a complex, costly and time-consuming process. The nature of a carve-out acquisition makes it inherently more difficult to assume operations upon closing and to integrate activities. As a result, we are required to devote significant management attention and resources to integrating the business practices and operations of OpenText and the ECD Business. As we continue to integrate, we may experience disruptions to our business and, if implemented ineffectively, we could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the acquisition of the ECD Business could cause an interruption of, or a loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.
In addition, as we continue the integration of the ECD Business, it may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customers and other business relationships, and diversion of management’s attention. Additional integration challenges include:

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
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations. In addition, even if the ECD Business is integrated successfully, the full benefits of the acquisition of the ECD Business may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration process. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the acquisition of the ECD Business and negatively impact the price of our Common Shares.
Our effective tax rate for the nine months ended March 31, 2017 was positively impacted by a non-recurring income tax benefit.
Our effective tax rate for the nine months ended March 31, 2017 was a recovery of 496.3%, compared to a provision of 9.4% for the same period in the prior year. The decrease in tax rate was primarily due to a significant tax benefit of $876.1 million associated with the recognition of a net deferred tax asset resulting from the implementation of a reorganization of our subsidiaries worldwide, as discussed in note 14 “Income Taxes” to our Condensed Consolidated Financial Statements. This tax benefit is specifically tied to the reorganization and applied to the first quarter of Fiscal 2017 only, and as a result, has not and will not continue in the future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASE OF EQUITY SECURITIES OF THE COMPANY
FOR THE THREE MONTHS ENDED MARCH 31, 2017

Period		(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/17 to 01/31/17		—	$—	—	—
02/01/17 to 02/28/17		—	$—	—	—
03/01/17 to 03/31/17	(1)	123,785	$34.29	—	—
Total		123,785	$34.29	—	—

(1) Represents Common Shares repurchased in the open market and held in trust for the purpose of potential reissuance under our LTIP or other plans. For more details, please see "Treasury Stock" under note 12 "Share Capital, Option Plans and Share-based Payments" to our Condensed Consolidated Financial Statements.

Item 5. Other Information
Revolver
We and certain of our subsidiaries entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated May 5, 2017, among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, and Barclays Bank PLC, as sole administrative agent and collateral agent.
Amendment No. 3 amends the Revolver to, among other things, (i) extend the maturity from December 22, 2019 to May 5, 2022, and (ii) reduce the interest rate margins by 50 basis points. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term.
Amendment No. 3 became effective in accordance with its terms on May 5, 2017.
The foregoing description of Amendment No. 3 does not purport to be complete and is qualified in its entirety by reference to the amendment, which is attached as an exhibit to this quarterly report on Form 10-Q.

Item 6.    Exhibits and Financial Statements Schedules
The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
10.1
Repricing Amendment and Amendment No. 2 dated as of February 22, 2017 to Credit Agreement, by and among Open Text Corporation, as guarantor, Open Text GXS ULC, as borrower, the other guarantors party thereto, each of the lenders party thereto and Barclays Bank PLC, as administrative agent. (1)

10.2
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of May 5, 2017, among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, and Barclays Bank PLC, as sole administrative agent and collateral agent.

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

(1) Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, as filed with the SEC on February 22, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: May 8, 2017

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ JOHN M. DOOLITTLE
John M. Doolittle Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ADITYA MAHESHWARI
Aditya Maheshwari Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)