Form 10-K
period 2017-06-30
OPEN TEXT CORP
filed 2017-08-03
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________
FORM 10-K
___________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-27544
______________________________________
OPEN TEXT CORPORATION
(Exact name of Registrant as specified in its charter)
______________________________________

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
None
(Title of Class)
______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company)            Smaller reporting company  ☐    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the Registrant's Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2016, the end of the registrant's most recently completed second fiscal quarter, was approximately $8.0 billion. The number of the Registrant's Common Shares outstanding as of July 31, 2017 was 264,240,802.
DOCUMENTS INCORPORATED BY REFERENCE
None.

OPEN TEXT CORPORATION

PART I
Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the U.S. Securities Act of 1933, as amended (the Securities Act), and is subject to the safe harbors created by those sections. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements, and are based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general political, economic and market conditions, currency exchange rates, and interest rates; (iv) equity and debt markets continuing to provide us with access to capital; (v) our continued ability to identify and source attractive and executable business combination opportunities; and (vi) our continued compliance with third party intellectual property rights. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the Notes to Consolidated Financial Statements for the year ended June 30, 2017, which are set forth in Part II, Item 8 of this Annual Report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management's current expectations and projections about future results only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report as well as other documents we file from time to time with the United States Securities and Exchange Commission (the SEC). Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K because these forward-looking statements are relevant only as of the date they were made.
Item 1.    Business
Open Text Corporation was incorporated on June 26, 1991. References herein to the “Company”, “OpenText”, “we” or “us” refer to Open Text Corporation and, unless context requires otherwise, its subsidiaries. Our principal office is located at 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1, and our telephone number at that location is (519) 888-7111. Our internet address is www.opentext.com. Our website is included in this Annual Report on Form 10-K as an inactive textual reference only. Except for the documents specifically incorporated by reference into this Annual Report, information contained on our website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report. Throughout this Annual Report on Form 10-K: (i) the term "Fiscal 2018" means our fiscal year beginning on July 1, 2017 and ending June 30, 2018; (ii) the term “Fiscal 2017” means our fiscal year beginning on July 1, 2016 and ended June 30, 2017; (iii) the term “Fiscal 2016” means our fiscal year beginning on July 1, 2015 and ended June 30, 2016; (iv) the term “Fiscal 2015” means our fiscal year beginning on July 1, 2014 and ended June 30, 2015; and (v) the term “Fiscal 2014” means our fiscal year beginning on July 1, 2013 and ended June 30, 2014. Our Consolidated Financial Statements are presented in U.S. dollars and, unless otherwise indicated, all amounts included in this Annual Report on Form 10-K are expressed in U.S. dollars.
Business Overview and Strategy
What We Do: About OpenText
We operate in the Enterprise Information Management (EIM) market. We develop enterprise software for digital transformation. OpenText’s comprehensive platform and suite of software products and services provide secure and scalable solutions for global companies. Our software assists organizations with finding, utilizing, and sharing business information from any device in ways that are intuitive, efficient and productive. We also help ensure that information remains secure and private, as demanded in today’s highly regulated climate. In addition, we provide solutions that facilitate the exchange of information and transactions between supply chain participants, such as manufacturers, retailers, distributors and financial institutions. These are central to a company’s ability to collaborate effectively with its partners. Our focus is to help customers automate processes. The algorithms embedded in our software aim to enable customers to unlock massive amounts of data and gain better insight into their business, which ultimately can lead to better decision making.
We offer software through traditional on-premise solutions, cloud solutions or a combination of both on-premise and cloud solutions (hybrid). We are agnostic as to which delivery method a customer prefers. We believe giving customers choice and flexibility will help us to strive to obtain long-term customer value.
What We Offer: Our Products and Services Overview
At its core, EIM is about helping organizations get the most out of information. Our EIM offerings include Content Services, Business Process Management, Customer Experience Management, Discovery, Business Network, and Analytics. Our products and services deliver the following to our customers:

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

*For illustrative purposes only
Our portfolio is comprised of capabilities in the following areas:
Content Services
We facilitate Content Services with an integrated set of technologies that manage information throughout its lifecycle and improve business productivity, all while mitigating the risk and controlling the costs of growing volumes of content. Our Content Services solutions, which are available on-premise and increasingly in the cloud, include:

•
Content Management provides a repository for business documents (such as those created with Microsoft Office, AutoCAD and Adobe Acrobat/PDF) and facilitates the organizing, displaying, classifying, access control, version control, event auditing, rendition, and search of documents and other content types.

•
Records Management enables control of the complete lifecycle of content management by assigning retention and disposition rules to control if and when content can or must be deleted or archived on storage media.

•
Archiving helps reduce storage expenses through optimization of storage use. It manages content storage policies according to business context, optimizes storage use, and provides high-end storage services to reduce future storage demands.

•
Email Management Solutions enables customers to archive, control and monitor email, regardless of platform, reduce the size of the email database, improve email server performance, control the lifecycle of email content, and monitor email content to improve compliance.

•
Capture solutions help bridge the gap between structured and unstructured data by providing the ability to capture and image paper content while applying metadata and applicable policies and schedules. Transforming the information contained in these documents, helps automate or streamline business processes and govern digital content.

•	Core is a software as a service (SaaS)-based, multi-tenant cloud solution that provides efficient ways to share documents and collaborate for teams of any size, from small groups to large enterprises.

•
LEAP offers a next-generation SaaS platform for Content Services. It is comprised of a set of consumer-grade, end-user productivity applications that enable users to access, share, create and collaborate on content in entirely new ways across any device.

Business Process Management (BPM)
BPM provides the software capabilities for analyzing, automating, monitoring and optimizing structured business processes that typically fall outside the scope of existing enterprise systems. BPM solutions help empower employees, customers and partners. Our BPM solutions include:

•
Process Suite Platform puts the business in direct control of its processes and fosters alignment between business and Information Technology (IT), resulting in tangible benefits for both. OpenText Process Suite Platform offers one platform that can be accessed simply through a web browser and is built from the ground up to be truly multi-tenant and to support all of the deployment models required for on-premise, private or public clouds.

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

Customer Experience Management (CEM)
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

•
InfoFusionTM makes it possible for organizations to deal with the issue of so-called “information silos” resulting from, for instance, numerous disconnected information sources across the enterprise. Using a framework of adapters, an information access platform allows organizations to consolidate, decommission, archive and migrate content from virtually any system or information repository.

Business Network (BN)
BN is a set of offerings that facilitate efficient, secure, and compliant exchange of information inside and outside the enterprise. BN solutions include:

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

•
Big Data Analysis is the analysis of large sets of information from databases, files, Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) systems and a variety of other sources. Modeling and predictive algorithms may be applied to this data using OpenText solutions to extract meaningful insight or predictive models to solve customer problems or help with operational insight.

Our Strategy
Growth
We have historically grown our business and strengthened our service offerings in the EIM market through strategic acquisitions and integration, as well as organic growth. We are a value oriented and disciplined acquirer, having efficiently deployed $5.8 billion on acquisitions over the last 10 years. Mergers and acquisitions is one of our leading growth drivers and similar to high-performing conglomerates, we create value by focusing on acquiring and integrating businesses. We have developed a philosophy, which we refer to as “The OpenText Business System”, that is designed to create value by leveraging a clear set of operational mandates for integrating newly acquired companies and assets. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our growth strategy. In Fiscal 2017, we further demonstrated the implementation of our strategy by acquiring certain assets and liabilities of the enterprise content division of EMC Corporation, a Massachusetts corporation, and certain of its subsidiaries, collectively referred to as Dell-EMC (ECD Business), certain customer communication management software assets from HP Inc. (CCM Business), and Recommind Inc. (Recommind). For additional details on our acquisitions, please see "Acquisitions During the Last Five Fiscal Years", elsewhere in Item 1 of this Annual Report on Form 10-K.
While acquiring companies is one of our leading growth drivers, our growth strategy also includes organic growth through continuous innovation. We create sustained value through new innovation by expanding distribution and continually adding value to our installed base of customers. Over the last three fiscal years, we have invested a total of approximately $672.2 million in research and development (R&D) and we typically target to spend approximately 10% to 12% of revenues for R&D each fiscal year. We believe our ability to leverage our global presence is helpful to our ability to grow organically.
Products
In July 2017, we introduced our new Artificial Intelligence (AI) platform, which was showcased at our annual user conference, “Enterprise World”. We call our AI platform “OpenText Magellan” (Magellan). Our approach to AI is via an open source code and we believe in making long-term, strategic investments to developing AI. As our enterprise software has historically been focused on managing data and content archives, we believe we are well positioned to turn these archives of data into active “data lakes” and we can develop AI to transform this digital information into useful knowledge and insight for our customers.
In April 2016 we introduced "OpenText Release 16" (Release 16), which is an integrated digital information platform that manages and analyzes the entire flow of information, addressing key areas of the user experience, machine-to-machine integration, automation and other aspects of managing unstructured data in a digital first organization.

Release 16 helps organizations with their digital transformation by digitizing information, experiences, processes and supply chains, to create a better way to work within their enterprise. Release 16 also has a major focus on analysis and reporting across all product lines and use cases. It offers customers a coordinated platform for digital transformation that is intended to yield the benefits of scale and single-vendor interaction. We have made significant investments to our cloud infrastructure over the past couple of years, and now with Release 16, virtually all of our products are available in the "OpenText Cloud".
We see an opportunity to help our customers become “digital businesses” and, with Magellan and Release 16 as well as our recent acquisitions, we believe we have a strong platform to integrate personalized analytics and insights onto our OpenText EIM suites of products, which will further our vision to enable “the digital world” and strengthen our position among leaders in EIM.

Looking Towards the Future
In Fiscal 2018 we will continue to implement strategies that are designed to:
Broaden Our Reach into EIM, B2B Integration, Analytics, Discovery, and the Cloud. As technologies and customers become more sophisticated, we intend to be a leader in expanding the definition of traditional market sectors. We have been a leader in investing in adjacent markets through acquisitions that have provided us with the technology to accelerate our time to market and increase our scale. We have also invested in technologies to address the growing influence of analytics and social, mobile, and cloud platforms on corporate information.
Deepen Customer Penetration. We believe one of our greatest opportunities is to sell newly acquired technologies to our existing customer base, and cross-sell historical OpenText products to newly acquired customers. We have significant expertise in a number of industry sectors and aim to increase our customer penetration based on our strong credentials. We are particularly focused on circumstances where the customer is looking to consolidate multiple vendors with solutions from a single source while addressing a broader spectrum of business problems or equally new or existing customers looking to take a more holistic approach to digital transformation.
Invest in Technology Leadership. We believe we are well-positioned to develop additional innovative solutions to address the evolving market. We plan to continue investing in technology “innovation” by funding internal development as well as collaborating with third-parties.
Deepen Strategic Partnerships. OpenText is committed culturally, programmatically and strategically to being a partner-embracing company. Our partnerships with companies such as SAP SE, Microsoft Corporation, Oracle Corporation, Accenture plc, Deloitte Consulting LLP and others serve as an example of how we are working together with our partners to create next-generation EIM solutions and deliver them to market. We will continue to look for ways to create more customer value from our strategic partnerships.
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
OpenText Revenues
Our business consists of four revenue streams: license, cloud services and subscriptions, customer support, and professional service and other. For information regarding our revenues and assets by geography for Fiscal 2017, Fiscal 2016 and Fiscal 2015, see note 19 “Segment Information” in the Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.
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
Marketing and Sales
Customers
Our customer base consists of a number of Global 10,000 organizations as well as mid-market companies and government agencies. Historically, including in Fiscal 2017, no single customer has accounted for 10% or more of our total revenues.
Global Distribution Channels
We operate on a global basis and in Fiscal 2017 we generated approximately 59% of our revenues from our “Americas” region, which consists of countries in North, Central, and South America, approximately 32% from our "EMEA" region, which primarily consists of countries in Europe, the Middle East, and Africa, and approximately 9% from our "Asia Pacific" region, which primarily consists of Japan, Australia, China, Korea, Philippines, Singapore and New Zealand. We make direct sales of products and services through our global network of subsidiaries.

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
Our strategic partners are:
SAP SE (SAP)
OpenText and SAP have shared many years of partnership and close collaboration. Our solutions help customers improve the way they manage content from SAP systems in order to assist them to improve efficiency in key processes, manage compliance and reduce costs. Our targeted solutions let customers create, access, manage and securely archive content for SAP systems, including data, multimedia content, and documents. In addition, our solutions for SAP allow customers to address stringent requirements for risk reduction, operational efficiency and information technology consolidation. OpenText products are typically used by SAP customers as part of their key business processes. We are also a strategic SAP partner in the SAP cloud. In Fiscal 2017, we signed an overarching cloud reseller agreement with SAP, extending our relationship many years into the future.
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
Deloitte Consulting LLP (Deloitte)
Deloitte is also one of our systems integrator partners. Together, we help organizations build value through improved Enterprise Content Management (ECM) performance. Deloitte's services provide value across human capital, strategy and operations, and technology within multiple industries.
Other System Integrators
Other OpenText systems integrator partners include Cap Gemini Inc., CGI Group Inc. (through its acquisition of Logica plc), ATOS SE, Ernst & Young LLP and others.
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
Competition
The market for our products and services is highly competitive, subject to rapid technological change and shifting customer needs and economic pressures. We compete with multiple companies, some that have single or narrow solutions and some that have a range of information management solutions, like ourselves. Our primary competitor is International Business Machines Corporation (IBM), with numerous other software vendors with niche offerings competing with us in the EIM sector, such as Veeva Systems Inc., j2 Global Inc., Pegasystems Inc., Hyland Software Inc., and Adobe Systems Inc. In certain markets, OpenText competes with Oracle and Microsoft, who are also our partners. In addition, we also face competition from systems integrators that configure hardware and software into customized systems. Additionally, new competitors or alliances among existing competitors may emerge and could rapidly acquire additional market share. We also expect that competition will increase as a result of ongoing software industry consolidation.
We believe that certain competitive factors affect the market for our software products and services, which may include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, customer support services and training; and (ix) the ability to address specific customer business problems. We believe the relative importance of each of these factors depends upon the concerns and needs of each specific customer.
Research and Development
The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, our success, in part, depends on our ability to continue to enhance our existing products in a timely and efficient manner and to develop and introduce new products that meet customer needs while reducing total cost of ownership. To achieve these objectives, we have made and expect to continue to make investments in research and development, through internal and third-party development activities, third-party licensing agreements and potentially through technology acquisitions. Our R&D expenses were $281.7 million for Fiscal 2017, $194.1 million for Fiscal 2016, and $196.5 million for Fiscal 2015. We believe our spending on research and development is an appropriate balance between managing our organic growth and results of operation. We expect to continue to invest in R&D to maintain and improve our products and services offerings.
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
Pursuing strategic acquisitions is an important aspect to our current and future growth strategy, which we expect to continue, in order to strengthen our service offerings in the EIM market. In Fiscal 2017 we acquired ECD Business, CCM Business, and Recommind. ECD Business brings a suite of leading ECM solutions with deep industry focus, including the DocumentumTM, InfoArchiveTM, and LEAPTM product families. CCM Business brings a wider set of Customer Communications Management (CCM) capabilities allowing us to better serve our customers. Recommind was a leading provider of eDiscovery and information analytics, and provides increased visibility into structured and unstructured data.
On July 26, 2017, we announced that we completed our previously announced acquisition of Covisint Corporation (Covisint), a leading cloud platform for building Identity, Automotive, and Internet of Things (IoT) applications, for approximately $103.0 million. On the same day, we announced that we entered into a definitive agreement to acquire Guidance Software Inc. (Guidance), a leading provider of forensic security solutions, for approximately $240.0 million. For more information, please see note 23 "Subsequent Events" in the Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.
Below is a summary of the more material acquisitions we have made over the last five fiscal years.
In Fiscal 2017, we completed the following acquisitions:

•	On January 23, 2017, we acquired ECD Business for approximately $1.62 billion.

•	On July 31, 2016, we acquired CCM Business for approximately $315.0 million.

•	On July 20, 2016, we acquired Recommind, a leading provider of eDiscovery and information analytics, based in San Francisco, California, United States, for approximately $170.1 million.

Prior to Fiscal 2017, we completed the following acquisitions:

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

•
On January 16, 2014, we acquired GXS Group Inc. (GXS), a Delaware corporation based in Gaithersburg, Maryland, United States, and leader in cloud-based B2B integration services for $1.2 billion, inclusive of the issuance of 5,190,084 OpenText Common Shares.

•
On August 15, 2013, we acquired Cordys Holding B.V. (Cordys), a leading provider of BPM and case management solutions, offered on one platform with cloud, mobile, and social capabilities, based in Putten, the Netherlands for $33.2 million.

•	On May 23, 2013, we acquired ICCM Professional Services Limited (ICCM), based in Malmesbury, United Kingdom, for $18.9 million. ICCM is a provider of IT service management software solutions.

•
On March 5, 2013, we acquired Resonate KT Limited (RKT), based in Cardiff, United Kingdom, for $20.0 million. RKT was a leading provider of software that enables organizations to visualize unstructured data, create new user experiences for ECM and Extended ECM (xECM) for SAP, as well as build industry-based applications that maximize unstructured data residing within Content Server, a key component of the OpenText ECM suite.

•
On July 2, 2012, we acquired EasyLink Services International Corporation (EasyLink), based in Georgia, United States and a global provider of cloud-based electronic messaging and business integration services for $342.3 million.

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
Employees
As of June 30, 2017, we employed a total of approximately 10,900 individuals. The approximate composition of our employee base is as follows: (i) 1,800 employees in sales and marketing, (ii) 2,700 employees in product development, (iii)

2,500 employees in cloud services, (iv) 1,400 employees in professional services, (v) 1,100 employees in customer support, and (vi) 1,400 employees in general and administrative roles. We believe that relations with our employees are strong. None of our employees are represented by a labour union, nor do we have collective bargaining arrangements with any of our employees. However, in certain international jurisdictions in which we operate, a “Workers' Council” represents our employees.
Available Information
Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed with or furnished to the SEC may be obtained free of charge through the Investors section of our website at investors.opentext.com as soon as is reasonably practical after we electronically file or furnish these reports. Our website is included in this Annual Report on Form 10-K as an inactive textual reference only. Except for the documents specifically incorporated by reference into this Annual Report, information contained on our website is not incorporated by reference in this Annual Report and should not be considered to be a part of this Annual Report. In addition, our filings with the SEC may be accessed through the SEC's website at www.sec.gov and our filings with the Canadian Securities Administrators (CSA) may be accessed through the CSA's System for Electronic Document Analysis and Retrieval (SEDAR) at www.sedar.com. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by applicable law.

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
The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in revenues being recognized from quarter to quarter
The decision by a customer to license our software products or purchase our services often involves a comprehensive implementation process across the customer's network or networks. As a result, the licensing and implementation of our software products and any related services may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant technology implementation projects. Given the significant investment and commitment of resources required by an organization to implement our software products, our sales cycle may be longer compared to other companies within our own industry, as well as companies in other industries. Also because of changes in customer spending habits, it may be difficult for us to budget, forecast and allocate our resources properly. In weak economic environments, it is not uncommon to see reduced information technology spending. It may take several months, or even several quarters, for marketing opportunities to materialize. If a customer's decision to license our software or purchase our services is delayed or if the implementation of these software products takes longer than originally anticipated, the date on which we may recognize revenues from these licenses or sales would be delayed. Such delays and fluctuations could cause our revenues to be lower than expected in a particular period and we may not be able to adjust our costs quickly enough to offset such lower revenues, potentially negatively impacting our business, operating results and financial condition.
Our success depends on our relationships with strategic partners, distributors and third party service providers and any reduction in the sales efforts by distributors, cooperative efforts from our partners or service from third party providers could materially impact our revenues
We rely on close cooperation with strategic partners for sales and software product development as well as for the optimization of opportunities that arise in our competitive environment. A portion of our license revenues is derived from the licensing of our software products through third parties. Also, a portion of our service revenues may be impacted by the level of service provided by third party service providers relating to Internet, telecommunications and power services. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing distributors or develop a sufficient number of future distributors. Distributors may also give higher priority to the licensing or sale of software products and services other than ours (which could include competitors' products and services) or may not devote sufficient resources to marketing our software products and services. The performance of third party distributors and third party service providers is largely outside of our control, and we are unable to predict the extent to which these distributors and service providers will be successful in either marketing and licensing or selling our software products and services or providing adequate Internet, telecommunication and power services so that disruptions and outages are not experienced by our customers. A reduction in strategic partner cooperation or sales efforts, a decline in the number of distributors, a decision by our distributors to discontinue the licensing of our software products or a decline or disruption in third party services could cause users and the general public to perceive our software products and services as inferior and could materially reduce revenues.
If we do not continue to develop technologically advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected
Our success depends upon our ability to design, develop, test, market, license, sell and support new software products and services and enhancements of current products and services on a timely basis in response to both competitive threats and marketplace demands. The software industry is increasingly focused on cloud computing, mobility, social media and software as a service (SaaS) among other continually evolving shifts. In addition, our software products, services, and enhancements must remain compatible with standard platforms and file formats. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create or improve our products. If we are unable to achieve a successful integration with third party software, we may not be successful in developing and marketing our new software products, services, and enhancements. If we are unable to successfully integrate third party software to develop new software products, services, and enhancements to existing software products and services, or to complete the development of new software products and services which we license or acquire from third parties, our operating results will materially suffer. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results will materially suffer. Moreover, if new industry standards emerge that we do not anticipate or adapt to, or with rapid technological change occurring, if alternatives to our services and solutions are developed by our competitors, our software products and services could be rendered less competitive or obsolete, causing us to lose market share and, as a result, harm our business and operating results, and our ability to compete in the marketplace.
If our software products and services do not gain market acceptance, our operating results may be negatively affected
We intend to pursue our strategy of being a market leading consolidator for cloud-based EIM solutions, and growing the capabilities of our EIM software offerings through our proprietary research and the development of new software product and service offerings, as well as through acquisitions. In response to customer demand, it is important to our success that we continue to enhance our software products and services and to seek to set the standard for EIM capabilities. The primary market for our software products and services is rapidly evolving which means that the level of acceptance of products and services that have been released recently, including Release 16 and Magellan, or that are planned for future release to the marketplace is not certain. If the markets for our software products and services fail to develop, develop more slowly than expected or become subject to increased competition, our business may suffer. As a result, we may be unable to: (i) successfully market our current products and services, (ii) develop new software products and services and enhancements to current software products and services, (iii) complete customer implementations on a timely basis, or (iv) complete software products and services currently under development. In addition, increased competition could put significant pricing pressures on our products which could negatively impact our margins and profitability. If our software products and services are not accepted by our customers or by other businesses in the marketplace, our business, operating results and financial condition will be materially adversely affected.
Our existing customers might cancel contracts with us, fail to renew contracts on their renewal dates, and/or fail to purchase additional services and products, and we may be unable to attract new customers
We depend on our installed customer base for a significant portion of our revenues. We have significant contracts with our license customers for ongoing support and maintenance, as well as significant service contracts that provide recurring services revenues to us. In addition, our installed customer base has historically generated additional new license and services revenues for us. Service contracts are generally renewable at a customer’s option and/or subject to cancellation rights, and there are generally no mandatory payment obligations or obligations to license additional software or subscribe for additional services.
If our customers fail to renew or cancel their service contracts or fail to purchase additional services or products, then our revenues could decrease and our operating results could be materially adversely affected. Factors influencing such contract terminations and failure to purchase additional services or products could include changes in the financial circumstances of our customers, dissatisfaction with our products or services, our retirement or lack of support for our legacy products and services, our customers selecting or building alternate technologies to replace us, the cost of our products and services as compared to the cost of products and services offered by our competitors, our ability to attract, hire and maintain qualified personnel to meet customer needs, consolidating activities in the market, changes in our customers’ business or in regulation impacting our customers’ business that may no longer necessitate the use of our products or services, general economic or market conditions, or other reasons. Further, our customers could delay or terminate implementations or use of our services and products or be reluctant to migrate to new products. Such customers will not generate the revenues we may have anticipated within the timelines anticipated, if at all, and may be less likely to invest in additional services or products from us in the future. We may not be able to adjust our expense levels quickly enough to account for any such revenue losses.
Our investment in our current research and development efforts may not provide a sufficient, timely return
The development of EIM software products is a costly, complex and time-consuming process, and the investment in EIM software product development often involves a long wait until a return is achieved on such an investment. We are making, and will continue to make, significant investments in software research and development and related product and service opportunities. Investments in new technology and processes are inherently speculative. Commercial success depends on many factors, including the degree of innovation of the software products and services developed through our research and development efforts, sufficient support from our strategic partners, and effective distribution and marketing. Accelerated software product introductions and short product life cycles require high levels of expenditures for research and development. These expenditures may adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, significant revenues from new software product and service investments may not be achieved for a number of years, if at all. Moreover, new software products and services may not be profitable, and even if they are profitable, operating margins for new software products and services may not be as high as the margins we have experienced for our current or historical software products and services.
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

Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenues and profits
Claims of infringement are common in the software industry and increasing as related legal protections, including copyrights and patents, are applied to software products. Although most of our technology is proprietary in nature, we do include certain third party and open source software in our software products. In the case of third party software, we believe this software is licensed from the entity holding the intellectual property rights. While we believe that we have secured proper licenses for all third-party intellectual property that is integrated into our products, third parties have and may continue to assert infringement claims against us in the future, including the sometimes aggressive and opportunistic actions of non-practicing entities whose business model is to obtain patent-licensing revenues from operating companies such as us. Any such assertion, regardless of merit, may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. Such licenses may not be available or they may not be available on commercially reasonable terms. In addition, as we continue to develop software products and expand our portfolio using new technology and innovation, our exposure to threats of infringement may increase. Any infringement claims and related litigation could be time-consuming, disruptive to our ability to generate revenues or enter into new market opportunities and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the intellectual property rights or rework our products to avoid infringement of third party rights. Typically our agreements with our partners and customers contain provisions which require us to indemnify them for damages sustained by them as a result of any infringement claims involving our products. Any of the foregoing infringement claims and related litigation could have a significant adverse impact on our business and operating results as well as our ability to generate future revenues and profits.
The loss of licenses to use third-party software or the lack of support or enhancement of such software could adversely affect our business
We currently depend upon a limited number of third-party software products. If such software products were not available, we might experience delays or increased costs in the development of our own software products. For a limited number of our product modules, we rely on software products that we license from third parties, including software that is integrated with internally developed software and which is used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms and the related software may not continue to be appropriately supported, maintained, or enhanced by the licensors. The loss by us of the license to use, or the inability by licensors to support, maintain, or enhance any of such software, could result in increased costs, lost revenues or delays until equivalent software is internally developed or licensed from another third party and integrated with our software. Such increased costs, lost revenues or delays could adversely affect our business.
Current and future competitors could have a significant impact on our ability to generate future revenues and profits
The markets for our software products and services are intensely competitive and are subject to rapid technological change and other pressures created by changes in our industry. The convergence of many technologies has resulted in unforeseen competitors arising from companies that were traditionally not viewed as threats to our marketplace. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens and as additional companies enter our markets, including those competitors who offer solutions similar to ours, but offer it through a different form of delivery. Numerous releases of competitive products have occurred in recent history and are expected to continue in the future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors: (i) develop technologies that are perceived to be substantially equivalent or superior to our technologies, (ii) introduce new competitive products or services, (iii) add new functionality to existing products and services, (iv) acquire competitive products and services, (v) reduce prices, or (vi) form strategic alliances or cooperative relationships with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increasing bargaining power by the consumers of our software products and services, we would need to lower the prices we charge for the products and services we offer. This could result in lower revenues or reduced margins, either of which may materially adversely affect our business and operating results. Additionally, if prospective consumers choose other methods of EIM delivery different from that which we offer, our business and operating results could also be materially adversely affected.
Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results
The growth of our Company through the successful acquisition and integration of complementary businesses is a critical component of our corporate strategy. In light of the continually evolving marketplace in which we operate, we regularly evaluate acquisition opportunities on an ongoing basis and at any time may be in various stages of discussions with respect to such opportunities. We plan to continue to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy and disciplined financial management. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of solutions, as well as add new solutions to our portfolio. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; and (iv) diversion of management's attention from other business concerns. Moreover, these transactions could involve: (i) substantial investment of funds or financings by issuance of debt or equity or equity-related securities; (ii) substantial investment with respect to technology transfers and operational integration; and (iii) the acquisition or disposition of product lines or businesses. Also, such activities could result in charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance or assumption of debt, which could have a negative impact on the credit ratings of our outstanding debt securities. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our Company. Any such activity may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. In addition, while we conduct due diligence prior to consummating an acquisition, joint venture or business collaboration, such diligence may not identify all material issues associated with such activities. We may also experience unanticipated challenges or difficulties identifying suitable new acquisition candidates that are available for purchase at reasonable prices. Even if we are able to identify such candidates, we may be unable to consummate an acquisition on suitable terms. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability (i) to take advantage of growth opportunities for our business or for our products and services, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results and financial condition. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges associated with any acquisition or investment activity, may materially impact our results of operations and financial condition which, in turn, may have a material adverse effect on the market price of our Common Shares or credit ratings of our outstanding debt securities.
Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting that are weaker than or otherwise not in conformity with ours
We have a history of acquiring complementary businesses of varying size and organizational complexity. Upon consummating an acquisition, we seek to implement our disclosure controls and procedures as well as our internal controls over financial reporting at the acquired company as promptly as possible. Depending upon the nature and scale of the business acquired, the implementation of our disclosure controls and procedures as well as the implementation of our internal controls over financial reporting at an acquired company may be a lengthy process and may divert our attention from other business operations. Our integration efforts may periodically expose deficiencies in the disclosure controls and procedures as well as in internal controls over financial reporting of an acquired company that were not identified in our due diligence undertaken prior to consummating the acquisition. If such deficiencies exist, we may not be in a position to comply with our periodic reporting requirements and, as a result, our business and financial condition may be materially harmed.
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

•
integrating (i) personnel with diverse business backgrounds, corporate cultures and management philosophies, and (ii) the standards, policies and compensation structures, as well as the complex systems, technology, networks and other assets, of the businesses;

•	preserving important strategic and customer relationships;

•	retention of key employees;

•
the possibility that we may have failed to discover obligations of acquired businesses or risks associated with those businesses during our due diligence investigations as part of the acquisition for which we, as a successor owner, may be responsible or subject to; and

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
Consolidation in the industry, particularly by large, well-capitalized companies, could place pressure on our operating margins which could, in turn, have a material adverse effect on our business
Acquisitions by large, well-capitalized technology companies have changed the marketplace for our software products and services by replacing competitors which are comparable in size to our Company with companies that have more resources at their disposal to compete with us in the marketplace. In addition, other large corporations with considerable financial resources either have products and/or services that compete with our software products and services or have the ability to encroach on our competitive position within our marketplace. These companies have considerable financial resources, channel influence, and broad geographic reach; thus, they can engage in competition with our software products and services on the basis of price, marketing, services or support. They also have the ability to introduce items that compete with our maturing software products and services. The threat posed by larger competitors and their ability to use their better economies of scale to sell competing products and services at a lower cost may materially reduce the profit margins we earn on the software products and services we provide to the marketplace. Any material reduction in our profit margin may have a material adverse effect on the operations or finances of our business, which could hinder our ability to raise capital in the public markets at opportune times for strategic acquisitions or general operational purposes, which may then prevent effective strategic growth, improved economies of scale or put us at a disadvantage to our better capitalized competitors.
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
If we lose the services of our executive officers or other key employees or if we are not able to attract or retain top employees, our business could be significantly harmed
Our performance is substantially dependent on the performance of our executive officers and key employees. We do not maintain “key person” life insurance policies on any of our employees. Our success is also highly dependent on our continuing ability to identify, hire, train, retain and motivate highly qualified management, technical, sales and marketing personnel. In particular, the recruitment and retention of top research developers and experienced salespeople, particularly those with specialized knowledge, remains critical to our success, including providing consistent and uninterrupted service to our customers. Competition for such people is intense, substantial and continuous, and we may not be able to attract, integrate or retain highly qualified technical, sales or managerial personnel in the future. In our effort to attract and retain critical personnel, we may experience increased compensation costs that are not offset by either improved productivity or higher prices for our software products or services.

In addition, the loss of the services of any of our executive officers or other key employees could significantly harm our business, operating results and financial condition.
Loss of key personnel could impair the integration of acquired businesses, lead to loss of customers and a decline in revenues, or otherwise could have an adverse effect on our operations
Our success as a combined business with any prior or future acquired businesses will depend, in part, upon our ability to retain key employees, especially during the integration phase of the businesses. It is possible that the integration process could result in current and prospective employees of ours and the acquired business to experience uncertainty about their future roles with us, which could have an adverse effect on our ability to retain or recruit key managers and other employees. If, despite our retention and recruiting efforts, key employees depart or fail to continue employment with us, the loss of their services and their experience and knowledge regarding our business or an acquired business could have an adverse effect on our future operating results and the successful ongoing operation of our businesses.
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
Unexpected events may materially harm our ability to align when we incur expenses with when we recognize revenues
We incur operating expenses based upon anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in recognizing revenues from transactions related to these expenses (such a delay may be due to the factors described elsewhere in this risk factor section or it may be due to other factors) could cause significant variations in operating results from quarter to quarter and could materially reduce operating income. If these expenses are not subsequently matched by revenues, our business, financial condition, or results of operations could be materially and adversely affected.
We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors
Our revenues and particularly our new software license revenues are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. By reviewing the status of outstanding sales proposals to our customers and potential customers, we make an estimate as to when a customer will make a purchasing decision involving our software products. These estimates are aggregated periodically to make an estimate of our sales pipeline, which we use as a guide to plan our activities and make internal financial forecasts. Our sales pipeline is only an estimate and may be an unreliable predictor of actual sales activity, both in a particular quarter and over a longer period of time. Many factors may affect actual sales activity, such as weakened economic conditions, which may cause our customers and potential customers to delay, reduce or cancel IT related purchasing decisions and the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms from us. If actual sales activity differs from our pipeline estimate, then we may have planned our activities and budgeted incorrectly and this may adversely affect our business, operating results and financial condition. In addition, for newly acquired companies, we have limited ability to immediately predict how their pipelines will convert into sales or revenues following the acquisition and their conversion rate post-acquisition may be quite different from their historical conversion rate.

Our revenue and operating cash flows could be adversely affected in the short term as we continue to see more customers transition to our cloud offerings

Should we continue to see more of our customers selecting our subscription pricing and managed service offerings, with payments made over time rather than a perpetual license with upfront fees, this could, in some cases, result in instances where reported revenue and cash flow could be lower in the short term when compared to our historical perpetual license model, as well as varying between periods depending on our customers' preference to license our products or subscribe to our subscription-based or managed service offerings. While we expect that, over time, the transition to a cloud and subscription model will help our business to generate revenue growth by attracting new users and keeping our user base current as subscriptions allow users to receive the latest product updates and thereby increase recurring revenue per user, there is no guarantee that our short term revenue and operating cash will not be adversely affected during any ongoing transition period.
The restructuring of our operations may adversely affect our business or our finances and we may incur restructuring charges in connection with such actions
We often undertake initiatives to restructure or streamline our operations, particularly during the period post acquisition. We may incur costs associated with implementing a restructuring initiative beyond the amount contemplated when we first developed the initiative and these increased costs may be substantial. Additionally, such costs would adversely impact our results of operations for the periods in which those adjustments are made. We will continue to evaluate our operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or the decision to terminate products or services which are not valued by our customers. Any failure to successfully execute these initiatives on a timely basis may have a material adverse effect on our business, operating results and financial condition.
Fluctuations in foreign currency exchange rates could materially affect our financial results
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the month of the transaction. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. In addition, unexpected and dramatic devaluations of currencies in developing, as well as developed, markets could negatively affect our revenues from, and the value of the assets located in, those markets.  Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item “Other income (expense) net” for Fiscal 2017, Fiscal 2016 and Fiscal 2015 were $3.1 million, $(1.9) million, and $(31.0) million, respectively. While we use derivative financial instruments to attempt to reduce our net exposure to currency exchange rate fluctuations, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could continue to materially affect our financial results. These risks and their potential impacts may be exacerbated by Brexit and any policy changes resulting from the new U.S. administration. See “-The vote by the United Kingdom to leave the European Union (EU) could adversely affect us.”
Our international operations expose us to business risks that could cause our operating results to suffer
We intend to continue to make efforts to increase our international operations and anticipate that international sales will continue to account for a significant portion of our revenues. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, differences in business practices, compliance with domestic and foreign laws (including without limitation domestic and international import and export laws and regulations), costs related to localizing products for foreign markets, costs related to translating and distributing software products in a timely manner, and economic or political instability and uncertainties. International operations also tend to be subject to a longer sales and collection cycle. In addition, regulatory limitations regarding the repatriation of earnings may adversely affect the transfer of cash earned from foreign operations. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. Additionally, international earnings may be subject to taxation by more than one jurisdiction, which may materially adversely affect our effective tax rate. Also, international expansion may be difficult, time consuming, and costly. These risks and their potential impacts may be exacerbated by Brexit and any policy changes resulting from the new U.S. administration. See “-The vote by the United Kingdom to leave the EU could adversely affect us.” As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, our business, operating results and financial condition will suffer.

The vote by the United Kingdom to leave the EU could adversely affect us
The June 2016 United Kingdom referendum on its membership in the EU resulted in a majority of United Kingdom voters voting to exit the EU (Brexit). We have operations in the United Kingdom and the EU, and as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit, including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the United Kingdom. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. For example, depending on the terms of Brexit, the United Kingdom could also lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members. Disruptions and uncertainty caused by Brexit may also cause our customers to closely monitor their costs and reduce their spending budget on our products and services. Any of these effects of Brexit, and others we cannot anticipate or that may evolve over time, could adversely affect our business, operating results and financial condition.
Our software products and services may contain defects that could harm our reputation, be costly to correct, delay revenues, and expose us to litigation
Our software products and services are highly complex and sophisticated and, from time to time, may contain design defects, software errors, hardware failures or other computer system failures that are difficult to detect and correct. Errors may be found in new software products or services or improvements to existing products or services after delivery to our customers. If these defects are discovered, we may not be able to successfully correct such errors in a timely manner. In addition, despite the extensive tests we conduct on all our software products or services, we may not be able to fully simulate the environment in which our products or services will operate and, as a result, we may be unable to adequately detect the design defects or software or hardware errors which may become apparent only after the products are installed in an end-user's network, and after users have transitioned to our services. The occurrence of errors and failures in our software products or services could result in the delay or the denial of market acceptance of our products and alleviating such errors and failures may require us to make significant expenditure of our resources. Customers often use our services and solutions for critical business processes and as a result, any defect or disruption in our solutions, any data breaches or misappropriation of proprietary information, or any error in execution, including human error or intentional third-party activity such as denial of service attacks or hacking, may cause customers to reconsider renewing their contract with us. The errors in or failure of our software products and services could also result in us losing customer transaction documents and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages. The harm to our reputation resulting from product and service errors and failures may be material. Since we regularly provide a warranty with our software products, the financial impact of fulfilling warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims. These agreements regularly contain terms such as the exclusion of all implied warranties and the limitation of the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and the attendant liabilities and costs associated with such claims. Any claims for actual or alleged losses to our customers’ businesses may require us to spend significant time and money in litigation or arbitration or to pay significant settlements or damages. Defending a lawsuit, regardless of merit, can be costly and would divert management’s attention and resources. Although we maintain errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate to cover all such claims. Accordingly, any such claim could negatively affect our business, operating results or financial condition.
Our software products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business
Our development of Internet and intranet applications depends on the stability, functionality and scalability of the infrastructure software of the underlying intranet, such as the infrastructure software produced by Hewlett-Packard, Oracle, Microsoft and others. If weaknesses in such infrastructure software exist, we may not be able to correct or compensate for such weaknesses. If we are unable to address weaknesses resulting from problems in the infrastructure software such that our software products do not meet customer needs or expectations, our reputation, and consequently, our business may be significantly harmed.
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
Business disruptions, including those related to data security breaches, may adversely affect our operations
Our business and operations are highly automated and a disruption or failure of our systems may delay our ability to complete sales and to provide services. Business disruptions can be caused by several factors, including natural disasters, terrorist attacks, power loss, telecommunication and system failures, computer viruses, physical attacks and cyber-attacks. A major disaster or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, including our cloud services, could severely affect our ability to conduct normal business operations. We operate data centers in various locations around the world and although we have redundancy capability built into our disaster recovery plan, we cannot ensure that our systems and data centers will remain fully operational during and immediately after a disaster or disruption. We also rely on third parties that provide critical services in our operations and despite our diligence around their disaster recovery processes, we cannot provide assurances as to whether these third party service providers can maintain operations during a disaster or disruption. Any business disruption could negatively affect our business, operating results or financial condition.
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
Unauthorized disclosures and breaches of security data may adversely affect our operations
Most of the jurisdictions in which we operate have laws and regulations relating to data privacy, security and protection of information. We have certain measures to protect our information systems against unauthorized access and disclosure of personal information and of our confidential information and confidential information belonging to our customers. We have policies and procedures in place dealing with data security and records retention. However, there is no assurance that the security measures we have put in place will be effective in every case. Breaches in security could result in a negative impact for us and for our customers, adversely affecting our and our customers' businesses, assets, revenues, brands and reputations and resulting in penalties, fines, litigation, regulatory proceedings and other potential liabilities, in each case depending on the nature of the information disclosed. Security breaches could also affect our relations with our customers, injure our reputation and harm our ability to keep existing customers and to attract new customers. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, and in some cases our agreements with certain customers require us to notify them in the event of a data security incident. Such mandatory disclosures could lead to negative publicity and may cause our current and prospective customers to lose confidence in the effectiveness of our data security measures. These risks to our business may increase as we expand the number of web-based and cloud-based products and services we offer and as we increase the number of countries in which we operate.
Our revenues and operating results are likely to fluctuate, which could materially impact the market price of our Common Shares
We experience significant fluctuations in revenues and operating results caused by many factors, including:

•	Changes in the demand for our software products and services and for the products and services of our competitors;

•	The introduction or enhancement of software products and services by us and by our competitors;

•	Market acceptance of our software products, enhancements and/or services;

•	Delays in the introduction of software products, enhancements and/or services by us or by our competitors;

•	Customer order deferrals in anticipation of upgrades and new software products;

•	Changes in the lengths of sales cycles;

•	Changes in our pricing policies or those of our competitors;

•	Delays in software product implementation with customers;

•	Change in the mix of distribution channels through which our software products are licensed;

•	Change in the mix of software products and services sold;

•	Change in the mix of international and North American revenues;

•	Changes in foreign currency exchange rates, LIBOR and other applicable interest rates;

•	Acquisitions and the integration of acquired businesses;

•	Restructuring charges taken in connection with any completed acquisition or otherwise;

•	Outcome and impact of tax audits and other contingencies;

•	Investor perception of our Company;

•	Changes in earnings estimates by securities analysts and our ability to meet those estimates;

•	Changes in laws and regulations affecting our business;

•	Changes in general economic and business conditions; and

•
Changes in general political developments, such as the impact of Brexit, any policy changes resulting from the new U.S. administration, international trade policies and policies taken to stimulate or to preserve national economies.

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
Our sales to government clients expose us to business volatility and risks, including government budgeting cycles and appropriations, early termination, audits, investigations, sanctions and penalties
We derive revenues from contracts with U.S. and Canadian federal, state, provincial and local governments, and other foreign governments and their respective agencies, which may terminate most of these contracts at any time, without cause. There is increased pressure on governments and their agencies, both domestically and internationally, to reduce spending. Further, our U.S. federal government contracts are subject to the approval of appropriations made by the U.S. Congress to fund the expenditures under these contracts. Similarly, our contracts with U.S. state and local governments, Canadian federal, provincial and local governments and other foreign governments and their agencies are generally subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.
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
Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years' items, the impact of transactions we complete, future levels of research and development spending, changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. Changes in the tax laws of various jurisdictions in which we do business could result from the base erosion and profit shifting (BEPS) project being undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, a coalition of member countries, has been developing recommendations for international tax rules to address different types of BEPS, including situations in which profits are shifted (or payments are made) from higher tax jurisdictions to lower tax jurisdictions. Adoption of these recommendations (or other changes in law or policy) by the countries in which we do business could adversely affect our provision for income taxes and our effective tax rate. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those that may be described in note 2 “Accounting Policies and Recent Accounting Pronouncements” in our notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K), and/or any internal restructuring initiatives we may implement from time to time to streamline our operations, can have a material impact on our effective income tax rate. In July 2016, we implemented a reorganization of our subsidiaries worldwide with the view to continuing to enhance operational and administrative efficiencies through further consolidated ownership, management, and development of our intellectual property (IP) in Canada, continuing to reduce the number of entities in our group and working towards our objective of having a single operational legal entity in each jurisdiction.
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
For more details of tax audits to which we are subject, see notes 13 "Guarantees and Contingencies" and 14 "Income Taxes" to the Consolidated Financial Statements included in this Annual Report on Form 10-K and the immediately following risk factor in this section.
As part of a tax examination by the United States Internal Revenue Service (IRS), we have received a Notice of Proposed Adjustment (NOPA) in draft form proposing a material increase to our taxes arising from the reorganization in Fiscal 2010. Based on discussions with the IRS, we expect to receive an additional NOPA that will propose a material increase to our taxes arising in connection with our integration of Global 360 into the structure that resulted from our reorganization. An adverse outcome of these tax examinations could have a material adverse effect on our financial position and results of operations.
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
As part of these examinations, which are ongoing, on July 17, 2015 we received from the IRS a NOPA in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received, including because the IRS may assign a higher value to our intellectual property). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of June 30, 2017, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $585 million, inclusive of U.S. federal and state taxes, penalties and interest. The increase from the previously disclosed estimated aggregate liability is solely due to an estimate of interest that has accrued.
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
For details of this and other tax audits to which we are subject, see notes 13 "Guarantees and Contingencies" and 14 "Income Taxes" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Our operating results could be adversely affected by any weakening of economic conditions
Our overall performance depends in part on worldwide economic conditions. Certain economies have experienced periods of downturn as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment and volatility in commodity prices and worldwide stock markets, and excessive government debt. Recently, Brexit and its impact on the United Kingdom and the EU, as well as any policy changes resulting from the new U.S. administration, have raised additional concerns regarding economic uncertainties. The severity and length of time that a downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery, are unknown and are beyond our control. Moreover, any instability in the global economy affects countries in different ways, at different times and with varying severity, which makes the impact to our business complex and unpredictable. During such downturns, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted or conditions could result in reductions in the licensing of our software products and the sale of cloud and other services, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivables, slower adoption of new technologies and increased price competition. In addition, deterioration of the global credit markets could adversely impact our ability to complete licensing transactions and services transactions, including maintenance and support renewals. Any of these events, as well as a general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending could delay or decrease our revenues and therefore have a material adverse effect on our business, operating results and financial condition.
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
As of June 30, 2017, our credit facilities consisted of a $800 million term loan facility (Term Loan B) and a $450 million committed revolving credit facility (the Revolver). Borrowings under Term Loan B and the Revolver, if any, are or will be secured by a first charge over substantially all of our assets.
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
As of June 30, 2017, we also have $800 million in aggregate principal amount of our 5.625% senior unsecured notes due 2023 (Senior Notes 2023) and $850 million in aggregate principal amount of our 5.875% senior unsecured notes due 2026 (Senior Notes 2026, and with the Senior Notes 2023, the Senior Notes) outstanding, both respectively issued in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Our failure to comply with any of the covenants that are included in the indentures governing the Senior Notes could result in a default under the terms thereof, which could result in all or a portion of the Senior Notes to be immediately due and payable.
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
For more details see note 10 "Long-Term Debt" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
We may fail to realize all of the anticipated benefits of the acquisition of ECD Business or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating ECD Business.
Our integration of ECD Business is a complex, costly and time-consuming process. The nature of a carve-out acquisition makes it inherently more difficult to assume operations upon closing and to integrate activities. As a result, we are required to devote significant management attention and resources to integrating the business practices and operations of OpenText and ECD Business. As we continue to integrate, we may experience disruptions to our business and, if implemented ineffectively, we could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the acquisition of ECD Business could cause an interruption of, or a loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.
In addition, as we continue the integration of ECD Business, it may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customers and other business relationships, and diversion of management’s attention. Additional integration challenges include:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition;
•difficulties in the integration of operations and systems;

•	conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;
•difficulties in the assimilation and retention of employees; and
•coordinating a geographically dispersed organization.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations. In addition, even if ECD Business is integrated successfully, the full benefits of the acquisition of ECD Business may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration process. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the acquisition of ECD Business and negatively impact the price of our Common Shares.
Our effective tax rate for the year ended June 30, 2017 was positively impacted by a non-recurring income tax benefit.
Our effective tax rate for the year ended June 30, 2017 was a recovery of 311.1%, compared to a provision of 2.2% for the same period in the prior fiscal year. The decrease in tax rate was primarily due to a significant tax benefit of $876.1 million associated with the recognition of a net deferred tax asset resulting from the implementation of a reorganization of our subsidiaries worldwide, as discussed in note 14 “Income Taxes” to our Consolidated Financial Statements included in this Annual Report on Form 10-K. This tax benefit is specifically tied to the reorganization and applied to the first quarter of Fiscal 2017 only, and as a result, has not and will not continue in future periods.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel, totaling approximately 336,000 square feet of owned facilities and approximately 2,219,000 square feet of leased facilities.
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
Brook Park, Ohio, United States
We also own a building, along with its land, located in Brook Park, Ohio, that consists of approximately 104,000 square feet. This building is used primarily as a data center.
Leased Facilities
We lease approximately 2,219,000 square feet both domestically and internationally. Our significant leased facilities include the following facilities:

•	Hyderabad facility, located in India, totaling approximately 184,000 square feet;

•	Makati City facility, located in Manila, Philippines, totaling approximately 135,000 square feet;

•	Bangalore facility, located in India, totaling approximately 133,000 square feet;

•	Grasbrunn facility, located in Germany, totaling approximately 123,000 square feet of office and storage;

•	San Mateo facility, located in California, United States, totaling approximately 108,000 square feet;

•	Richmond Hill facility, located in Ontario, Canada, totaling approximately 101,000 square feet;

•	Pleasanton facility, located in California, United States, totaling approximately 92,000 square feet;

•	Gaithersburg facility, located in Maryland, United States, totaling approximately 84,000 square feet;

•	Alpharetta facility, located in Georgia, United States, totaling approximately 54,000 square feet;

•	Reading facility, located in Reading, UK, totaling approximately 53,000 square feet; and

•	Tinton Falls facility, located in New Jersey, United States, totaling approximately 45,000 square feet;
Due to restructuring and merger integration initiatives, we have vacated approximately 190,000 square feet of our leased properties. The vacated space has either been sublet or is being actively marketed for sublease or disposition.
In addition, we also maintain a customer briefing centre and management office in Toronto, Ontario, Canada.
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
Our Common Shares have traded on the NASDAQ stock market since 1996 under the symbol “OTEX” and our Common Shares have traded on the Toronto Stock Exchange (TSX) since 1998, first under the symbol "OTC", and since 2017, trades under the symbol “OTEX”.
On December 21, 2016, we announced that our Board of Directors approved a two-for-one share-split of our outstanding Common Shares. The two-for-one share-split, which became effective on January 24, 2017, was implemented by way of a share sub-division whereby shareholders of record on the record date received one additional Common Share for each Common Share held. As a result of the two-for-one share split, all current and historical period per share data, number of Common Shares outstanding and share-based compensation awards are presented on a post share split basis.
The following table sets forth the high and low sales prices for our Common Shares, as reported by the TSX and NASDAQ, respectively, for the periods indicated below.

	NASDAQ (in USD)		TSX (in CAD)
	High	Low	High	Low
Fiscal Year Ending June 30, 2017:
Fourth Quarter	$35.21	$30.88	$48.28	$40.19
Third Quarter	$35.07	$30.58	$46.45	$41.05
Second Quarter	$32.79	$29.30	$43.56	$38.92
First Quarter	$33.42	$28.85	$43.75	$37.55

Fiscal Year Ending June 30, 2016:
Fourth Quarter	$30.99	$25.48	$39.58	$32.70
Third Quarter	$26.29	$20.97	$34.85	$28.97
Second Quarter	$24.83	$21.50	$34.54	$28.22
First Quarter	$23.58	$18.33	$31.10	$23.84
On June 30, 2017, the closing price of our Common Shares on the NASDAQ was $31.54 per share, and on the TSX was Canadian $40.93 per share.
As at June 30, 2017, we had 348 shareholders of record holding our Common Shares of which 299 were U.S. shareholders.
Unregistered Sales of Equity Securities
None.
Dividend Policy
We currently expect to continue paying cash dividends on a quarterly basis. However, future declarations of dividends are subject to the final determination of our Board of Directors, in its discretion, based on a number of factors that it deems relevant, including our financial position, results of operations, available cash resources, cash requirements and alternative uses of cash that our Board of Directors may conclude would be in the best interest of our shareholders. Our dividend payments are subject to relevant contractual limitations, including those in our existing credit agreements and to solvency conditions established under the CBCA, the statute under which we are incorporated. We have historically declared dividends in U.S. dollars, but registered shareholders can elect to receive dividends in U.S. dollars or Canadian dollars by contacting the Company's transfer agent.

In Fiscal 2017, our Board of Directors declared the following dividends:

Declaration Date	Dividend per Share	Record Date	Total amount (in thousands of U.S. dollars)	Payment Date
5/5/2017	$0.1320	5/26/2017	$34,628	6/17/2017
2/1/2017	$0.1150	3/3/2017	$30,303	3/27/2017
11/3/2016	$0.1150	12/2/2016	$27,859	12/22/2016
7/26/2016	$0.1150	8/26/2016	$27,791	9/16/2016
In Fiscal 2016, our Board of Directors declared the following dividends:

Declaration Date	Dividend per Share	Record Date	Total amount (in thousands of U.S. dollars)	Payment Date
4/26/2016	$0.1150	5/27/2016	$27,635	6/17/2016
2/8/2016	$0.1000	3/10/2016	$24,099	3/31/2016
10/28/2015	$0.1000	11/27/2015	$24,216	12/18/2015
7/28/2015	$0.1000	8/28/2015	$23,312	9/18/2015
Stock Purchases
The following table provides details of Common Shares purchased by the Company during the three months ended June 30, 2017:
ISSUER PURCHASE OF EQUITY SECURITIES OF THE COMPANY
FOR THE THREE MONTHS ENDED JUNE 30, 2017

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
04/01/17 to 04/30/17	—	$—	—	—
05/01/17 to 05/31/17	—	$—	—	—
06/01/17 to 06/30/17	120,455	$32.81	—	332,349
Total	120,455	$32.81	—	332,349
The above represents Common Shares issuable, in the future, in connection with equity awards granted under our long-term incentive plan. For more details, please see “Treasury Stock” under note 12 “Share Capital, Option Plans and Share-based Payments” under Item 8 of this Annual Report on Form 10-K. The price paid for the Common Shares was at the prevailing market price at the time of repurchase.
Normal Course Issuer Bid
On July 26, 2016, our board of directors authorized the repurchase of up to $200 million of our Common Shares, pursuant to a normal course issuer bid (Share Repurchase Plan). Common Shares may be repurchased from time to time in the open market, private purchases through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases may from time to time be effected through repurchase plans. The timing of any repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors. During Fiscal 2017 we did not repurchase any of our Common Shares under the Share Repurchase Plan. During Fiscal 2016 we repurchased and cancelled 2,952,496 Common Shares for approximately $65.5 million under our previous share repurchase plan.

Stock Performance Graph and Cumulative Total Return
The following graph compares for each of the five fiscal years ended June 30, 2017, the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:

•	an index of companies in the software application industry (S&P North American Technology-Software Index);

•	the NASDAQ Composite Index; and

•	the S&P/TSX Composite Index.
The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2012, as compared with the cumulative return on a $100 investment in the S&P North American Technology-Software Index, the NASDAQ Composite Index and the S&P/TSX Composite Index (the Indices) made on the same day. Dividends declared on securities comprising the respective Indices and declared on our Common Shares are assumed to be reinvested. The performance of our Common Shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.
The chart below provides information with respect to the value of $100 invested on June 30, 2012 in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

	June 30, 2012	June 30, 2013	June 30, 2014	June 30, 2015	June 30, 2016	June 30, 2017
Open Text Corporation	$100.00	$137.82	$195.79	$167.80	$249.06	$269.53
S&P North American Technology-Software Index	$100.00	$110.12	$140.42	$163.34	$175.37	$229.27
NASDAQ Composite	$100.00	$117.60	$154.26	$176.53	$173.56	$222.67
S&P/TSX Composite	$100.00	$104.39	$132.55	$111.94	$107.44	$119.19

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
Passive Foreign Investment Company Rules
Special U.S. federal income tax rules apply to U.S. persons owning shares of a PFIC. The Company will be classified as a PFIC in a particular taxable year if either: (i) 75 percent or more of the Company’s gross income for the taxable year is passive income, or (ii) the average percentage of the value of the Company’s assets that produce or are held for the production of passive income is at least 50 percent. If the Company is treated as a PFIC for any year, U.S. holders may be subject to adverse tax consequences upon a sale, exchange, or other disposition of the Common Shares, or upon the receipt of certain “excess distributions” in respect of the Common Shares. Dividends paid by a PFIC are not qualified dividends eligible for taxation at preferential rates. Based on audited consolidated financial statements, we believe that the Company was not treated as a PFIC for U.S. federal income tax purposes with respect to its 2016 or 2017 taxable years. In addition, based on a review of the Company’s audited consolidated financial statements and its current expectations regarding the value and nature of its assets and the sources and nature of its income, the Company does not anticipate becoming a PFIC for the 2018 taxable year.
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
The following table summarizes our selected consolidated financial data for the periods indicated. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income and balance sheet data for each of the five fiscal years indicated below has been derived from our audited Consolidated Financial Statements. Over the last five fiscal years we have acquired a number of companies including, but not limited to ECD Business, CCM Business, Recommind, ANX, CEM Business, Daegis, Actuate, GXS, and EasyLink. The results of these companies and all of our previously acquired companies have been included herein and have contributed to the growth in our revenues, net income and net income per share and such acquisitions affect period-to-period comparability.

	Fiscal Year Ended June 30,
	2017	2016	2015	2014	2013
(In thousands, except per share data)
Statement of Income Data:
Revenues	$2,291,057	$1,824,228	$1,851,917	$1,624,699	$1,363,336
Net income, attributable to OpenText	$1,025,659	$284,477	$234,327	$218,125	$148,520
Net income per share, basic, attributable to OpenText	$4.04	$1.17	$0.96	$0.91	$0.63
Net income per share, diluted, attributable to OpenText	$4.01	$1.17	$0.95	$0.90	$0.63
Weighted average number of Common Shares outstanding, basic	253,879	242,926	244,184	239,348	234,416
Weighted average number of Common Shares outstanding, diluted	255,805	244,076	245,914	241,152	236,248

	As of June 30,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets	$7,480,562	$5,154,144	$4,353,330	$3,847,205	$2,615,385
Total Long-term liabilities	$2,820,200	$2,503,918	$1,899,086	$1,564,890	$751,421
Cash dividends per Common Share	$0.4770	$0.4150	$0.3588	$0.3113	$0.0750

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the U.S. Securities Act of 1933, as amended (the Securities Act), and is subject to the safe harbors created by those sections. All statements other than statements of historical facts are statements that could be deemed forward-looking statements.
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, "might", "will" and other similar language, as they relate to Open Text Corporation (“OpenText” or the “Company”), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to: (i) statements about our focus in the fiscal year beginning July 1, 2017 and ending June 30, 2018 (Fiscal 2018) on growth in earnings and cash flows; (ii) creating value through investments in broader Enterprise Information Management (EIM) capabilities; (iii) our future business plans and business planning process; (iv) statements relating to business trends; (v) statements relating to distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases and the timing thereof; (viii) the Company’s financial conditions, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment and its impact on our business; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; and (xxii) statements about the impact of OpenText Magellan and OpenText Release 16 and (xxiii) other matters.
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (ii) the potential for the incurrence of or assumption of debt in connection with acquisitions and the impact on the ratings or outlooks of rating agencies on our outstanding debt securities; (iii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (iv) the risks associated with bringing new products and services to market; (v) fluctuations in currency exchange rates (including as a result of the impact of Brexit and any policy changes resulting from the new U.S. administration); (vi) delays in the purchasing decisions of the Company’s customers; (vii) the competition the Company faces in its industry and/or marketplace; (viii) the final determination of litigation, tax audits (including tax examinations in the United States, Canada or elsewhere) and other legal proceedings; (ix) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, U.S. or international tax regimes; (x) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xi) the continuous commitment of the Company’s customers; (xii) demand for the Company’s products and services; (xiii) increase in exposure to international business risks (including as a result of the impact of Brexit and any policy changes resulting from the new U.S. administration) as we continue to increase our international operations; (xiv) inability to raise capital at all or on not unfavorable terms in the future; and (xv) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xvi) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and profitability prospects; (viii) the estimated size and growth prospects of the EIM market; (ix) the Company’s competitive position in the EIM market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the EIM marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security breaches in connection with the Company's offerings; and (xiv) failure to attract and retain key personnel to develop and effectively manage the Company's business.
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
All dollar and percentage comparisons made herein under the sections titled "Fiscal 2017 compared to Fiscal 2016" refer to the twelve months ended June 30, 2017 (Fiscal 2017) compared with the twelve months ended June 30, 2016 (Fiscal 2016). All dollar and percentage comparisons made herein under the sections titled "Fiscal 2016 compared to Fiscal 2015" refer to Fiscal 2016 compared with the twelve months ended June 30, 2015 (Fiscal 2015).
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.
EXECUTIVE OVERVIEW
We operate in the Enterprise Information Management (EIM) market. We develop enterprise software for digital transformation. OpenText’s comprehensive platform and suite of software products and services provide secure and scalable solutions for global companies. Our software assists organizations with finding, utilizing, and sharing business information from any device in ways that are intuitive, efficient and productive. We also help ensure that information remains secure and private, as demanded in today’s highly regulated climate. In addition, we provide solutions that facilitate the exchange of information and transactions between supply chain participants, such as manufacturers, retailers, distributors and financial institutions. These are central to a company’s ability to collaborate effectively with its partners. Our focus is to help customers automate processes. The algorithms embedded in our software aim to enable customers to unlock massive amounts of data and gain better insight into their business, which ultimately can lead to better decision making.
We offer software through traditional on-premise solutions, cloud solutions or a combination of both on-premise and cloud solutions (hybrid). We are agnostic as to which delivery method a customer prefers. We believe giving customers choice and flexibility will help us to strive to obtain long-term customer value.
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. We are a multinational company and as of June 30, 2017, employed approximately 10,900 people worldwide.
Our ticker symbol on both the NASDAQ and the TSX is "OTEX".
IP Reorganization
In July 2016, we implemented a reorganization of our subsidiaries worldwide with the view to continuing to enhance operational and administrative efficiencies through further consolidated ownership, management, and development of our intellectual property (IP) in Canada, continuing to reduce the number of entities in our group and working towards our objective of having a single operating legal entity in each jurisdiction. We believe our reorganization also reduces our exposure to global political and tax uncertainties, particularly in Europe. We believe that further consolidating our IP in Canada will continue to ensure appropriate legal protections for our consolidated IP, simplify legal, accounting and tax compliance, and improve our global cash management. A significant tax benefit of $876.1 million associated with the recognition of a net deferred tax asset ensuing from the reorganization was recognized in the first quarter of Fiscal 2017. This had a significant impact on our GAAP-based net income and earnings per share, as illustrated in our fiscal year end results presented below.

Share Split
On December 21, 2016, we announced that our board of directors (the Board) approved a two-for-one share split of our outstanding Common Shares. The two-for-one share split, which became effective on January 24, 2017, was implemented by way of a share sub-division whereby shareholders of record on the record date received one additional Common Share for each Common Share held.
As a result of the two-for-one share split, all current and historical period per share data, number of Common Shares outstanding and share-based compensation awards are presented on a post share split basis.
Fiscal 2017 Summary:
During Fiscal 2017 we saw the following activity:

•	Total revenue was $2,291.1 million, up 25.6% compared to the prior fiscal year; up 27.0% after factoring the impact of $26.4 million of foreign exchange rate changes.

•
Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $1,686.6 million, up 25.2% compared to the prior fiscal year; up 26.6% after factoring the impact of $18.7 million of foreign exchange rate changes.

•	Cloud services and subscriptions revenue was $705.5 million, up 17.4% compared to the prior fiscal year; up 18.4% after factoring the impact of $6.3 million of foreign exchange rate changes.

•	License revenue was $369.1 million, up 30.1% compared to the prior fiscal year; up 31.4% after factoring the impact of $3.6 million of foreign exchange rate changes.

•	GAAP-based EPS, diluted, was $4.01 compared to $1.17 in the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $2.02 compared to $1.77 in the prior fiscal year.

•	GAAP-based gross margin was 66.7% compared to 68.5% in the prior fiscal year.

•	GAAP-based operating margin was 15.4% compared to 20.2% in the prior fiscal year.

•	Non-GAAP-based operating margin was 31.8% compared to 33.8% in the prior fiscal year.

•	Adjusted EBITDA was $792.5 million compared to $671.7 million in the prior fiscal year.

•	Operating cash flow was $439.3 million down 16.4% from the prior fiscal year.

•	Cash and cash equivalents was $443.4 million as of June 30, 2017, compared to $1,283.8 million as of June 30, 2016.
See "Use of Non-GAAP Financial Measures" below for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
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
Acquisition of the Enterprise Content Division of Dell-EMC
On January 23, 2017, we completed our previously announced acquisition of certain assets and liabilities of the enterprise content division of EMC Corporation, a Massachusetts corporation, and certain of its subsidiaries, collectively referred to as Dell-EMC (ECD Business) for approximately $1.62 billion. ECD Business offers OpenText a suite of leading Enterprise Content Management solutions with deep industry focus, including the DocumentumTM, InfoArchiveTM, and LEAPTM product families. We believe this acquisition complements and extends our EIM portfolio. The results of operations of ECD Business have been consolidated with those of OpenText beginning January 23, 2017.
Acquisition of Certain Customer Communication Management Software Assets from HP Inc.
On July 31, 2016, we acquired certain customer communication management software and services assets and liabilities from HP Inc. (CCM Business) for approximately $315.0 million. We believe this acquisition complements our current software portfolio, and allows us to better serve our customers by offering a wider set of Customer Communications Management capabilities. The results of operations of this acquisition have been consolidated with those of OpenText beginning July 31, 2016.

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
Outlook for Fiscal 2018
We expect to continue to pursue strategic acquisitions in the future to strengthen our service offerings in the EIM market, and at any time may be in various stages of discussions with respect to such opportunities. We believe we are a value oriented and disciplined acquirer, having efficiently deployed approximately $5.8 billion on acquisitions over the last 10 years. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our growth strategy. During Fiscal 2017, we further demonstrated the implementation of this strategy by acquiring Recommind, CCM Business, and ECD Business. For additional details, please refer to note 18 "Acquisitions" to our Consolidated Financial Statements. On July 26, 2017, we completed our previously announced acquisition of Covisint Corporation, a leading cloud platform for building Identity, Automotive, and Internet of Things (IoT) applications, for approximately $103 million. On the same day, we announced that we entered into a definitive agreement to acquire Guidance Software Inc. (Guidance), a leading provider of forensic security solutions, for approximately $240.0 million. For more information, please see note 23 "Subsequent Events" to our Consolidated Financial Statements.
While continuing to acquire companies is our leading growth driver, our growth strategy also includes organic growth through internal innovation. This year we invested approximately $282 million in research and development (R&D) and we target to spend approximately 11% to 13% of revenues for R&D next fiscal year. We believe our ability to leverage our global presence is helpful to our organic growth initiatives.
We recently showcased our new Artificial Intelligence (AI) platform in July 2017 at our annual user conference, “Enterprise World”. We call our AI platform “OpenText Magellan” (Magellan) and it is scheduled to be available for release in Fiscal 2018. Our approach to AI is via an open source code and we believe in making long-term, strategic investments to developing AI. As our enterprise software has historically been focused on managing data and content archives, we believe we are well positioned to turn these archives of data into active “data lakes” and we can develop AI to transform this digital information into useful knowledge and insight for our customers.
In April 2016 we introduced "OpenText Release 16" (Release 16), which is an integrated digital information platform that manages and analyzes the entire flow of information, addressing key areas of the user experience, machine-to-machine integration, automation and other aspects of managing unstructured data in a digital first organization.
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
We see an opportunity to help our customers become “digital businesses” and, with Magellan and Release 16 as well as our recent acquisitions, we believe we have a strong platform to integrate personalized analytics and insights onto our OpenText EIM suites of products, which will further our vision to enable “the digital world” and strengthen our position among leaders in EIM.

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
If VSOE of fair value does not exist for all undelivered elements, all revenues are deferred until sufficient evidence exists or revenue is recognized over the term of the last undelivered element.
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
In certain managed services arrangements, we sell transaction processing along with implementation and start-up services. Start-up services performed as part of the core implementation may include: infrastructure assessment and capacity planning, provisioning of infrastructure, customer connectivity and other initial setup activities. These sets of services do not have stand-alone value and, therefore, they do not qualify as separate units of accounting and are not separated. We believe these services do not have stand-alone value as the customer only receives value from these services in conjunction with the use of the related transaction processing service, we do not sell such services separately, and the output of such services cannot be re-sold by the customer. Revenues related to start-up services are recognized over the longer of the contract term or the estimated customer life. In some arrangements, we also sell distinct implementation and professional services that do have stand-alone value and can be separated from other elements in the arrangement. To the extent that they can be separately identified, the revenue related to these services is recognized as the service is performed, otherwise they are recognized in the same pattern as discussed above. In some arrangements, we also sell professional services as a separate single element arrangement. The revenue related to these services is recognized as the service is performed. We defer all direct and relevant start-up costs associated with non-distinct start-up and core implementation activities of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues. All other costs related to distinct implementation and professional services arrangements are recognized as the services is performed and expensed as incurred.
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
Revenues for contracts that are primarily fixed fee arrangements, wherein the services are not essential to the functionality of a software element, are recognized using the proportional performance method.
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
Deferred revenues primarily relate to cloud and customer support agreements which have been paid for by customers prior to the performance of those services. Generally, the services related to customer support agreements will be provided in the twelve months after the signing of the agreement. For cloud-related service agreements, deferred revenues are primarily recognized ratably over the performance or service period, which can vary from contract to contract. Deferred implementation revenue, specifically, is recognized over the longer of the estimated customer life or initial contract term.
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
We execute certain sales contracts through resellers and distributors (collectively, resellers) and also large, well-capitalized partners such as SAP SE and Accenture plc. (collectively, channel partners).
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

Capitalized software
We capitalize software development costs in accordance with ASC Topic 350-40 "Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use". We capitalize costs for software to be used internally when we enter the application development stage. This occurs when we complete the preliminary project stage, management authorizes and commits to funding the project, and it is feasible that the project will be completed and the software will perform the intended function. We cease to capitalize costs related to a software project when it enters the post implementation and operation stage. If different determinations are made with respect to the state of development of a software project, then the amount capitalized and the amount charged to expense for that project could differ materially.
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
We amortize capitalized costs with respect to development projects for internal-use software when the software is ready for use. The capitalized software development costs are generally amortized using the straight-line method over a 5 to 7 year period. In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, we consider the effects of obsolescence, technology, competition and other economic factors. If different determinations are made with respect to the estimated useful life of the software, the amount of amortization charged in a particular period could differ materially.
Business combinations
We apply the provisions of ASC Topic 805, “Business Combinations” (Topic 805), in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities, including contingent consideration where applicable, assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement, particularly since these assumptions and estimates are based in part on historical experience and information obtained from the management of the acquired companies. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill in the period identified. Furthermore, when valuing certain intangible assets that we have acquired, critical estimates may be made relating to, but not limited to: (i) future expected cash flows from software license sales, cloud SaaS, DaaS and PaaS contracts, support agreements, consulting agreements and other customer contracts (ii) the acquired company's technology and competitive position, as well as assumptions about the period of time that the acquired technology will continue to be used in the combined company's product portfolio, and (iii) discount rates. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded to our Consolidated Statements of Income.
Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as one-time termination and exit costs pursuant to ASC Topic 420 "Exit or Disposal Cost Obligations" (Topic 420) and accounted for separately from the business combination.
For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the purchase price allocation and, if so, to determine the estimated amounts.
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

Uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We review these items during the measurement period as we continue to actively seek and collect information relating to facts and circumstances that existed at the acquisition date. Changes to these uncertain tax positions and tax related valuation allowances made subsequent to the measurement period, or if they relate to facts and circumstances that did not exist at the acquisition date, are recorded in the "Provision for (recovery of) income taxes" line of our Consolidated Statements of Income.
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
We perform a qualitative assessment to test our reporting unit's goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the second step of the impairment test is performed. In the second step of the impairment test, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets of our reporting unit exceeds its fair value, then an impairment loss equal to the difference, but not exceeding the total carrying value of goodwill allocated to the reporting unit, would be recorded.
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
Restructuring charges
We record restructuring charges relating to contractual lease obligations and other exit costs in accordance with Topic 420, which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. In order to incur a liability pursuant to Topic 420, our management must have established and approved a plan of restructuring in sufficient detail. A liability for a cost associated with involuntary termination benefits is recorded when benefits have been communicated and a liability for a cost to terminate an operating lease or other contract is incurred, when the contract has been terminated in accordance with the contract terms or we have ceased using the right conveyed by the contract, such as vacating a leased facility.
The recognition of restructuring charges requires us to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sub-lease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances.
Foreign currency
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the previous month of the transaction. The effect of foreign currency translation adjustments not affecting net income are included in Shareholders' equity under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income”. Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item “Other income (expense), net” for Fiscal 2017, Fiscal 2016 and Fiscal 2015 were $3.1 million, $(1.9) million and $(31.0) million, respectively.
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
We account for our uncertain tax provisions by using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not that the position will be sustained on audit. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company's best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We recognize both accrued interest and penalties related to liabilities for income taxes within the "Provision for (recovery of) income taxes" line of our Consolidated Statements of Income.
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

Summary of Results of Operations

	Year Ended June 30,
(In thousands)	2017	Change increase (decrease)	2016	Change increase (decrease)	2015
Total Revenues by Product Type:
License	$369,144	$85,434	$283,710	$(10,556)	$294,266
Cloud services and subscriptions	705,495	104,477	601,018	(4,291)	605,309
Customer support	981,102	234,693	746,409	14,612	731,797
Professional service and other	235,316	42,225	193,091	(27,454)	220,545
Total revenues	2,291,057	466,829	1,824,228	(27,689)	1,851,917
Total Cost of Revenues	762,391	188,391	574,000	(24,409)	598,409
Total GAAP-based Gross Profit	1,528,666	278,438	1,250,228	(3,280)	1,253,508
Total GAAP-based Gross Margin %	66.7%		68.5%		67.7%
Total GAAP-based Operating Expenses	1,175,734	294,069	881,665	(23,132)	904,797
Total GAAP-based Income from Operations	$352,932	$(15,631)	$368,563	$19,852	$348,711

% Revenues by Product Type:
License	16.1%		15.6%		15.9%
Cloud services and subscriptions	30.8%		32.9%		32.7%
Customer support	42.8%		40.9%		39.5%
Professional service and other	10.3%		10.6%		11.9%

Total Cost of Revenues by Product Type:
License	$13,632	$3,336	$10,296	$(2,603)	$12,899
Cloud services and subscriptions	300,255	56,234	244,021	6,711	237,310
Customer support	122,753	32,892	89,861	(4,595)	94,456
Professional service and other	195,195	39,611	155,584	(17,158)	172,742
Amortization of acquired technology-based intangible assets	130,556	56,318	74,238	(6,764)	81,002
Total cost of revenues	$762,391	$188,391	$574,000	$(24,409)	$598,409

% GAAP-based Gross Margin by Product Type:
License	96.3%		96.4%		95.6%
Cloud services and subscriptions	57.4%		59.4%		60.8%
Customer support	87.5%		88.0%		87.1%
Professional service and other	17.0%		19.4%		21.7%

Total Revenues by Geography:
Americas (1)	$1,357,419	$308,320	$1,049,099	$13,794	$1,035,305
EMEA (2)	720,560	109,613	610,947	(27,351)	638,298
Asia Pacific (3)	213,078	48,896	164,182	(14,132)	178,314
Total revenues	$2,291,057	$466,829	$1,824,228	$(27,689)	$1,851,917

% Revenues by Geography:
Americas (1)	59.2%		57.5%		55.9%
EMEA (2)	31.5%		33.5%		34.5%
Asia Pacific (3)	9.3%		9.0%		9.6%

	Year Ended June 30,
	2017	2016	2015
GAAP-based gross margin	66.7%	68.5%	67.7%
GAAP-based operating margin	15.4%	20.2%	18.8%
GAAP-based EPS, diluted	$4.01	$1.17	$0.95
Net income, attributable to OpenText	$1,025,659	$284,477	$234,327
Non-GAAP-based gross margin (4)	72.6%	72.8%	72.2%
Non-GAAP-based operating margin (4)	31.8%	33.8%	30.9%
Non-GAAP-based EPS, diluted (4)	$2.02	$1.77	$1.73
Adjusted EBITDA (4)	$792,517	$671,737	$623,649

(1)	Americas consists of countries in North, Central and South America.
(2)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(3)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(4)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
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

	Year Ended June 30,
(In thousands)	2017	Change increase (decrease)	2016	Change increase (decrease)	2015
License Revenues:
Americas	$178,398	$46,760	$131,638	$(3,624)	$135,262
EMEA	146,843	20,919	125,924	(726)	126,650
Asia Pacific	43,903	17,755	26,148	(6,206)	32,354
Total License Revenues	369,144	85,434	283,710	(10,556)	294,266
Cost of License Revenues	13,632	3,336	10,296	(2,603)	12,899
GAAP-based License Gross Profit	$355,512	$82,098	$273,414	$(7,953)	$281,367
GAAP-based License Gross Margin %	96.3%		96.4%		95.6%

% License Revenues by Geography:
Americas	48.3%		46.4%		46.0%
EMEA	39.8%		44.4%		43.0%
Asia Pacific	11.9%		9.2%		11.0%
Fiscal 2017 Compared to Fiscal 2016
License revenues increased by $85.4 million during Fiscal 2017 as compared to the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $3.6 million. Geographically, the overall increase was attributable to an increase in Americas of $46.8 million, an increase in EMEA of $20.9 million and an increase in Asia Pacific of $17.8 million. The number of license deals greater than $0.5 million that closed during Fiscal 2017 was 125 deals, of which 50 deals were greater than $1.0 million, compared to 78 deals in Fiscal 2016, of which 34 deals were greater than $1.0 million. License revenue, as a proportion of our total revenues, remained stable at approximately 16%.
Cost of license revenues increased by $3.3 million during Fiscal 2017 as compared to the prior fiscal year as a result of an increase in third party technology costs relating to a broad range of products that we have inherited from our recent acquisitions. Overall, the gross margin percentage on license revenues remained relatively stable.

Fiscal 2016 Compared to Fiscal 2015
License revenues decreased by $10.6 million during Fiscal 2016 as compared to the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $15.1 million. Geographically, the overall decrease was attributable to a decrease in Asia Pacific of $6.2 million, a decrease in Americas of $3.6 million, and a decrease in EMEA of $0.7 million. The number of license deals greater than $0.5 million that closed during Fiscal 2016 was 78 deals, of which 34 deals were greater than $1.0 million and is inclusive of a patent infringement settlement, compared to 78 deals in Fiscal 2015, of which 30 deals were greater than $1.0 million. License revenue, as a proportion of our total revenues, remained stable at approximately 16%.
Cost of license revenues decreased by $2.6 million Fiscal 2016 as compared to the prior fiscal year, primarily as a result of lower third party technology costs. Overall, the gross margin percentage on license revenues remained stable at approximately 96%.
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

	Year Ended June 30,
(In thousands)	2017	Change increase (decrease)	2016	Change increase (decrease)	2015
Cloud Services and Subscriptions:
Americas	$485,007	$86,294	$398,713	$4,242	$394,471
EMEA	150,847	13,059	137,788	(3,685)	141,473
Asia Pacific	69,641	5,124	64,517	(4,848)	69,365
Total Cloud Services and Subscriptions Revenues	705,495	104,477	601,018	(4,291)	605,309
Cost of Cloud Services and Subscriptions Revenues	300,255	56,234	244,021	6,711	237,310
GAAP-based Cloud Services and Subscriptions Gross Profit	$405,240	$48,243	$356,997	$(11,002)	$367,999
GAAP-based Cloud Services and Subscriptions Gross Margin %	57.4%		59.4%		60.8%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	68.7%		66.3%		65.2%
EMEA	21.4%		22.9%		23.4%
Asia Pacific	9.9%		10.8%		11.4%
Fiscal 2017 Compared to Fiscal 2016
Cloud services and subscriptions revenues increased by $104.5 million during Fiscal 2017 as compared to the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $6.3 million. Geographically, the overall change was attributable to an increase in Americas of $86.3 million, an increase in EMEA of $13.1 million and an increase in Asia Pacific of $5.1 million. The number of Cloud services deals greater than $1.0 million that closed during Fiscal 2017 was 51 deals, compared to 31 deals in Fiscal 2016.
Cost of Cloud services and subscriptions revenues increased by $56.2 million during Fiscal 2017 as compared to the prior fiscal year, primarily due to an increase in labour-related costs of approximately $40.0 million resulting from increased headcount, predominantly on account of recent acquisitions, and an increase in third party network usage fees of approximately $16.7 million related to an expanded portfolio of cloud-based offerings. These increases were partially offset by a reduction in other miscellaneous costs of $0.5 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased to approximately 57% from approximately 59%.
Fiscal 2016 Compared to Fiscal 2015
Cloud services and subscriptions revenues decreased by $4.3 million during Fiscal 2016 as compared to the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $19.4 million. Geographically, the overall change was attributable to a decrease in Asia Pacific of $4.8 million and a decrease in EMEA of $3.7 million, partially offset by an increase in Americas of $4.2 million. There were 31 Cloud services deals greater than $1.0 million that closed during Fiscal 2016 and Fiscal 2015, respectively.
Cost of Cloud services and subscriptions revenues increased by $6.7 million during Fiscal 2016 as compared to the prior fiscal year, due to an increase in labour-related costs of approximately $12.5 million, and an increase in sales tax liabilities of approximately $0.7 million resulting from the impact of certain adjustments that occurred primarily in Fiscal 2015. These increases were partially offset by a reduction in third party network usage fees of approximately $6.5 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased slightly to approximately 59% from approximately 61%.
3)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, with customer renewal options. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the quarter ended June 30, 2017, our Customer support renewal rate was approximately 90%, consistent with the Customer support renewal rate during the quarter ended June 30, 2016.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Year Ended June 30,
(In thousands)	2017	Change increase (decrease)	2016	Change increase (decrease)	2015
Customer Support Revenues:
Americas	$582,415	$153,508	$428,907	$25,718	$403,189
EMEA	320,628	60,502	260,126	(10,696)	270,822
Asia Pacific	78,059	20,683	57,376	(410)	57,786
Total Customer Support Revenues	981,102	234,693	746,409	14,612	731,797
Cost of Customer Support Revenues	122,753	32,892	89,861	(4,595)	94,456
GAAP-based Customer Support Gross Profit	$858,349	$201,801	$656,548	$19,207	$637,341
GAAP-based Customer Support Gross Margin %	87.5%		88.0%		87.1%

% Customer Support Revenues by Geography:
Americas	59.4%		57.5%		55.1%
EMEA	32.7%		34.9%		37.0%
Asia Pacific	7.9%		7.6%		7.9%
Fiscal 2017 Compared to Fiscal 2016
Customer support revenues increased by $234.7 million during Fiscal 2017 as compared to the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $12.4 million. Geographically, the overall increase was attributable to an increase in Americas of $153.5 million, an increase in EMEA of $60.5 million and an increase in Asia Pacific of $20.7 million.
Cost of Customer support revenues increased by $32.9 million during Fiscal 2017 as compared to the prior fiscal year, due to (i) an increase in labour-related costs of approximately $27.1 million, which was predominantly due to recent acquisitions, (ii) an increase in the installed base of third party products of approximately $5.7 million, and (iii) an increase in other miscellaneous costs of $0.1 million. The increase in the installed base of third party products was primarily the result of products we have inherited from our recent acquisitions. Overall, the gross margin percentage on Customer support revenues remained stable at approximately 88%.
Fiscal 2016 Compared to Fiscal 2015
Customer support revenues increased by $14.6 million Fiscal 2016 as compared to the prior fiscal year, which is inclusive of the negative impact of foreign exchange of approximately $32.7 million. Geographically, the overall increase was attributable to an increase in Americas of $25.7 million, partially offset by a decrease in EMEA of $10.7 million and a decrease in Asia Pacific of $0.4 million.
Cost of Customer support revenues decreased by $4.6 million Fiscal 2016 as compared to the prior fiscal year, primarily due to a reduction in labour-related costs of approximately $3.5 million and a reduction in the installed base of third party products of approximately $1.2 million. As a result, the gross margin percentage on Customer support revenues increased slightly to approximately 88% from approximately 87%.
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

	Year Ended June 30,
(In thousands)	2017	Change increase (decrease)	2016	Change increase (decrease)	2015
Professional Service and Other Revenues:
Americas	$111,599	$21,758	$89,841	$(12,543)	$102,384
EMEA	102,242	15,133	87,109	(12,244)	99,353
Asia Pacific	21,475	5,334	16,141	(2,667)	18,808
Total Professional Service and Other Revenues	235,316	42,225	193,091	(27,454)	220,545
Cost of Professional Service and Other Revenues	195,195	39,611	155,584	(17,158)	172,742
GAAP-based Professional Service and Other Gross Profit	$40,121	$2,614	$37,507	$(10,296)	$47,803
GAAP-based Professional Service and Other Gross Margin %	17.0%		19.4%		21.7%

% Professional Service and Other Revenues by Geography:
Americas	47.4%		46.5%		46.4%
EMEA	43.4%		45.1%		45.0%
Asia Pacific	9.2%		8.4%		8.6%
Fiscal 2017 Compared to Fiscal 2016
Professional service and other revenues increased by $42.2 million during Fiscal 2017 as compared to the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $4.1 million. Geographically, the overall increase was attributable to an increase in Americas of $21.8 million, an increase in EMEA of $15.1 million and an increase in Asia Pacific of $5.3 million.
Cost of Professional service and other revenues increased by $39.6 million during Fiscal 2017 as compared to the prior fiscal year, primarily as a result of an increase in labour-related costs of approximately $40.8 million, which was predominantly due to recent acquisitions. Approximately $1.1 million of the increase in labour-related costs was associated with one-time charges incurred earlier this fiscal year from reorganizing our professional services organization. These increases were partially offset by a reduction in other miscellaneous costs of $1.2 million. Overall, the gross margin percentage on Professional service and other revenues decreased to approximately 17% from approximately 19%.
Fiscal 2016 Compared to Fiscal 2015
Professional service and other revenues decreased by $27.5 million Fiscal 2016 as compared to the prior fiscal year, of which approximately $12.5 million was due to the negative impact of foreign exchange. Geographically, the overall decrease was attributable to a decrease in Americas of $12.5 million, a decrease in EMEA of $12.2 million and a decrease in Asia Pacific of $2.7 million.
Cost of Professional service and other revenues decreased by $17.2 million Fiscal 2016 as compared to the prior fiscal year, primarily as a result of a reduction in labour-related costs of approximately $16.2 million and lower revenue attainment. Overall, the gross margin percentage on Professional service and other revenues decreased to approximately 19% from approximately 22%.
Amortization of Acquired Technology-based Intangible Assets

	Year Ended June 30,
(In thousands)	2017	Change increase (decrease)	2016	Change increase (decrease)	2015
Amortization of acquired technology-based intangible assets	$130,556	$56,318	$74,238	$(6,764)	$81,002
Fiscal 2017 Compared to Fiscal 2016
Amortization of acquired technology-based intangible assets increased during the year ended June 30, 2017 by $56.3 million as compared to the prior fiscal year. This was due to an increase in amortization of $66.8 million relating to newly acquired technology-based intangible assets from our acquisitions of ECD Business, CCM Business, Recommind, certain customer experience software and services assets and liabilities from HP Inc. (CEM Business), ANXe Business Corporation

(ANX) and Daegis Inc. (Daegis). The increase in amortization was partially offset by a reduction of $10.5 million relating to certain intangible assets pertaining to previous acquisitions becoming fully amortized.
Fiscal 2016 Compared to Fiscal 2015
Amortization of acquired technology-based intangible assets decreased by $6.8 million. This was due to a reduction in amortization of $20.0 million relating to the technology-based intangible assets pertaining to certain previous acquisitions becoming fully amortized. This was partially offset by an increase in amortization of $13.2 million relating to newly acquired technology-based intangible assets from our acquisitions of CEM Business, ANX, Daegis, Actuate Corporation (Actuate) and Informative Graphics Corporation (IGC).
Operating Expenses

	Year Ended June 30,
(In thousands)	2017	Change increase (decrease)	2016	Change increase (decrease)	2015
Research and development	$281,680	$87,623	$194,057	$(2,434)	$196,491
Sales and marketing	444,838	100,603	344,235	(29,375)	373,610
General and administrative	170,438	30,041	140,397	(22,331)	162,728
Depreciation	64,318	9,389	54,929	4,023	50,906
Amortization of acquired customer-based intangible assets	150,842	37,641	113,201	4,962	108,239
Special charges	63,618	28,772	34,846	22,023	12,823
Total operating expenses	$1,175,734	$294,069	$881,665	$(23,132)	$904,797

% of Total Revenues:
Research and development	12.3%		10.6%		10.6%
Sales and marketing	19.4%		18.9%		20.2%
General and administrative	7.4%		7.7%		8.8%
Depreciation	2.8%		3.0%		2.7%
Amortization of acquired customer-based intangible assets	6.6%		6.2%		5.8%
Special charges	2.8%		1.9%		0.7%
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

	Change between Fiscal
(In thousands)	2017 and 2016	2016 and 2015
Payroll and payroll-related benefits	$58,437	$(696)
Contract labour and consulting	9,535	(1,721)
Share-based compensation	4,333	260
Travel and communication	549	(266)
Facilities	12,203	151
Other miscellaneous	2,566	(162)
Total year-over-year change in research and development expenses	$87,623	$(2,434)
Fiscal 2017 Compared to Fiscal 2016
Research and development expenses increased by $87.6 million during Fiscal 2017 as compared to the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $58.4 million and an increase in the use of facility and related resources of $12.2 million, which were predominantly the result of recent acquisitions. Additionally, contract labour and consulting increased by $9.5 million, and share-based compensation increased by $4.3 million. Overall, our research and development expenses, as a percentage of total revenues, increased to approximately 12% from approximately 11%.
Our research and development labour resources increased by 536 employees, from 2,168 employees at June 30, 2016 to 2,704 employees at June 30, 2017, primarily as a result of our recent acquisitions.
Fiscal 2016 Compared to Fiscal 2015
Research and development expenses decreased by $2.4 million during Fiscal 2016 as compared to the prior fiscal year, primarily due to a decrease in contract labour and consulting expenses of $1.7 million resulting from continued efforts to reduce the usage of external services. Additionally, payroll and payroll-related benefits decreased by $0.7 million and travel and communication expense decreased by $0.3 million. These were partially offset by a $0.2 million increase in the use of facility and related resources. Overall, our research and development expenses, as a percentage of total revenues, have remained stable at approximately 11%.
Our research and development labour resources increased by 93 employees, from 2,075 employees at June 30, 2015 to 2,168 employees at June 30, 2016. Included in this increase are 86 employees from acquisitions that occurred in the fourth quarter of Fiscal 2016, which did not have a material impact on our research and development expenses in Fiscal 2016.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Change between Fiscal
(In thousands)	2017 and 2016	2016 and 2015
Payroll and payroll-related benefits	$63,973	$(15,657)
Commissions	22,762	(6,635)
Contract labour and consulting	1,623	(303)
Share-based compensation	(2,273)	2,072
Travel and communication	4,628	(4,964)
Marketing expenses	4,717	(3,307)
Facilities	5,988	(786)
Other miscellaneous	(815)	205
Total year-over-year change in sales and marketing expenses	$100,603	$(29,375)
Fiscal 2017 Compared to Fiscal 2016
Sales and marketing expenses increased by $100.6 million during Fiscal 2017 as compared to the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $64.0 million and an increase in facility and related resources of $6.0 million, both of which were predominantly the result of recent acquisitions. Additionally, commissions expense increased by $22.8 million in conjunction with higher revenues. The remainder of the change was primarily attributable to normal growth in our business operations. Overall, our sales and marketing expenses, as a percentage of total revenues, remained stable at approximately 19%.
Our sales and marketing labour resources increased by 364 employees, from 1,442 employees at June 30, 2016 to 1,806 employees at June 30, 2017, primarily as a result of our recent acquisitions.
Fiscal 2016 Compared to Fiscal 2015
Sales and marketing expenses decreased by $29.4 million during Fiscal 2016 as compared to the prior fiscal year. This was primarily due to a $15.7 million decrease in payroll and payroll-related benefits, a $6.6 million decrease in commissions expense that is primarily in connection with lower revenues, a $5.0 million decrease in travel and communication expenses, and a $3.3 million decrease in marketing expenses. These decreases were partially offset by a $2.1 million increase in share-based compensation expense. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased slightly to approximately 19% from approximately 20%.
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

	Change between Fiscal
(In thousands)	2017 and 2016	2016 and 2015
Payroll and payroll-related benefits	$17,923	$(9,688)
Contract labour and consulting	4,879	1,036
Share-based compensation	2,188	1,239
Travel and communication	454	2,674
Facilities	1,333	(907)
Other miscellaneous	3,264	(16,685)
Total year-over-year change in general and administrative expenses	$30,041	$(22,331)
Fiscal 2017 Compared to Fiscal 2016
General and administrative expenses increased by $30.0 million during Fiscal 2017 as compared to the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $17.9 million, which was predominantly the result of recent acquisitions. The remainder of the change was attributable to normal growth in our business operations. Overall, general and administrative expenses, as a percentage of total revenue decreased slightly to approximately 7% from approximately 8%.
Our general and administrative labour resources increased by 283 employees, from 1,102 employees at June 30, 2016 to 1,385 employees at June 30, 2017, primarily as a result of our recent acquisitions.
Fiscal 2016 Compared to Fiscal 2015
General and administrative expenses decreased by $22.3 million during Fiscal 2016 as compared to the prior fiscal year. Other miscellaneous expenses, which includes professional fees such as legal, audit and tax related expenses, decreased by $16.7 million primarily on account of lower litigation expenses. Additionally, payroll and payroll-related benefits decreased by $9.7 million. These decreases were partially offset by a $2.7 million increase in travel and communications and a $1.2 million increase in share-based compensation. Overall, general and administrative expenses, as a percentage of total revenue decreased slightly to approximately 8% from approximately 9%.
Our general and administrative labour resources increased by 38 employees, from 1,064 employees at June 30, 2015 to 1,102 employees at June 30, 2016. Included in this increase are 10 employees from acquisitions that occurred in the fourth quarter of Fiscal 2016, which did not have a material impact on our general and administrative expenses in Fiscal 2016.
Depreciation expenses:

	Year Ended June 30,
(In thousands)	2017	Change increase (decrease)	2016	Change increase (decrease)	2015
Depreciation	$64,318	$9,389	$54,929	$4,023	$50,906
Fiscal 2017 Compared to Fiscal 2016
Depreciation expenses increased by $9.4 million during Fiscal 2017 as compared to the prior fiscal year, but remained relatively stable as a percentage of total revenue, at approximately 3%.
Fiscal 2016 Compared to Fiscal 2015
Depreciation expenses increased by $4.0 million during Fiscal 2016 as compared to the prior fiscal year, but remained relatively stable as a percentage of total revenue, at approximately 3%.

Amortization of acquired customer-based intangible assets:

	Year Ended June 30,
(In thousands)	2017	Change increase (decrease)	2016	Change increase (decrease)	2015
Amortization of acquired customer-based intangible assets	$150,842	$37,641	$113,201	$4,962	$108,239
Fiscal 2017 Compared to Fiscal 2016
Acquired customer-based intangible assets amortization expense increased by $37.6 million during Fiscal 2017 as compared to the prior fiscal year. This was primarily due to an increase in amortization of $44.3 million relating to newly acquired customer-based intangible assets from our acquisitions of ECD Business, CCM Business, Recommind, CEM Business, ANX and Daegis. This increase in amortization was partially offset by a reduction of $6.6 million relating to certain customer-based intangible assets pertaining to previous acquisitions becoming fully amortized.
Fiscal 2016 Compared to Fiscal 2015
Acquired customer-based intangible assets amortization expense increased by $5.0 million during Fiscal 2016 as compared to the prior fiscal year. This was primarily due an increase in amortization of $10.0 million relating to newly acquired customer-based intangible assets from our acquisitions of CEM Business, ANX, Daegis, Actuate and IGC. This was partially offset by a reduction in amortization of $5.0 million relating to certain customer-based intangible assets pertaining to previous acquisitions becoming fully amortized.
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

	Year Ended June 30,
(In thousands)	2017	Change increase (decrease)	2016	Change increase (decrease)	2015
Special charges (recoveries)	$63,618	$28,772	$34,846	$22,023	$12,823
Fiscal 2017 Compared to Fiscal 2016
Special charges increased by $28.8 million during Fiscal 2017 as compared to the prior fiscal year. This was primarily due to (i) an increase in restructuring charges of $14.8 million, (ii) an increase in acquisition related costs of $8.2 million, (iii) a net increase of $6.5 million relating to commitments fees, (iv) an increase of $2.5 million relating to an Enterprise Resource Planning (ERP) implementation project we are currently involved in, and (v) an increase of $0.4 million relating to a lower net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain instances, becoming statute barred. These increases were partially offset by a decrease of $3.5 million relating to a reduction in post-acquisition integration costs necessary to streamline acquired companies into our operations. The remainder of the change is due to miscellaneous items.
Fiscal 2016 Compared to Fiscal 2015
Special charges increased by $22.0 million during Fiscal 2016 as compared to the prior fiscal year. This was primarily due to (i) an increase of $8.5 million relating to costs incurred for a one-time ERP implementation project we are involved in, (ii) an increase of $6.7 million relating to a lower net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain instances, becoming statute barred, in the current fiscal year compared to the prior year, (iii) a net increase in restructuring charges of $4.1 million, (iv) an increase in acquisition related costs of $3.2 million, and (v) an increase of $4.8 million relating to post-acquisition integration costs necessary to streamline an acquired company into our operations and costs incurred to reorganize certain legal entities including consolidation of intellectual property. These increases were partially offset by (i) a decrease of $2.9 million relating to the write-off of unamortized debt issuance costs associated with the repayment of a $600 million credit facility (Term Loan A) in the third quarter of Fiscal 2015, and (ii) a $2.1 million decrease related to post-business combination compensation obligations associated with the acquisition of Actuate in the third quarter of Fiscal 2015. The remainder of the change is due to miscellaneous items.
For more details on Special charges (recoveries), see note 17 "Special Charges (Recoveries)" to our Consolidated Financial Statements.
Other Income (Expense), Net
Other income (expense), net relates to certain non-operational charges consisting primarily of transactional foreign exchange gains (losses). This income (expense) is dependent upon the change in foreign currency exchange rates vis-à-vis the functional currency of the legal entity. Other income (expense), net also includes our share of income or losses in non-marketable equity securities accounted for under the equity method.

	Year Ended June 30,
(In thousands)	2017	Change increase (decrease)	2016	Change increase (decrease)	2015
Other income (expense), net	$15,743	$17,166	$(1,423)	$26,624	$(28,047)
Fiscal 2017 Compared to Fiscal 2016
Other income included foreign exchange gains of $3.1 million on our inter-company transactions during Fiscal 2017 compared to $1.9 million in foreign exchange losses during the prior fiscal year.
Additionally, during Fiscal 2017 we recognized income of approximately $6.0 million relating to our share of income in non-marketable equity investments accounted for under the equity method and $6.4 million of income associated with the recognition of a long-term other receivable.
Fiscal 2016 Compared to Fiscal 2015
Other expense included foreign exchange losses of $1.9 million on our inter-company transactions during Fiscal 2016 compared to $31.0 million in foreign exchange losses during the prior fiscal year. The remainder of the change is primarily due to a $3.1 million gain recorded in Fiscal 2015 as a result of remeasuring to fair value our investment in Actuate shares held before the date of acquisition.

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Year Ended June 30,
(In thousands)	2017	Change increase (decrease)	2016	Change increase (decrease)	2015
Interest and other related expense, net	$119,124	$42,761	$76,363	$21,743	$54,620
Fiscal 2017 Compared to Fiscal 2016
Interest and other related expense, net increased during Fiscal 2017 by $42.8 million, as compared to the prior fiscal year. This was primarily due to additional interest expense incurred relating to Senior Notes 2026 (as defined herein), issued in May 2016 and December 2016 of approximately $40.2 million and additional interest incurred relating to outstanding balances on the Revolver (as defined herein) during Fiscal 2017 of $2.6 million.
Fiscal 2016 Compared to Fiscal 2015
Interest and other related expense, net increased by $21.7 million during Fiscal 2016 as compared to the same period in the prior fiscal year. This was primarily due to additional interest expense incurred relating to Senior Notes 2023 (as defined herein) and to a lesser extent Senior Notes 2026, which were issued on May 31, 2016, offset by a reduction in interest expense resulting from the repayment of our Term Loan A.
For more details see note 10 "Long-Term Debt" to our Consolidated Financial Statements.

Provision for (Recovery of) Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates. We also note that we are subject to tax rate discrepancies between our domestic tax rate and foreign tax rates that are significant and these discrepancies are primarily related to earnings in the United States.
Please also see Part I, Item 1A "Risk Factors" in this Annual Report on Form 10-K.

	Year Ended June 30,
(In thousands)	2017	Change increase (decrease)	2016	Change increase (decrease)	2015
Provision for (recovery of) income taxes	$(776,364)	$(782,646)	$6,282	$(25,356)	$31,638
Fiscal 2017 Compared to Fiscal 2016
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
The effective tax rate decreased to a recovery of 311.1% for Fiscal 2017, compared to a provision of 2.2% for Fiscal 2016. The decrease in tax expense of $782.6 million was primarily due to (i) a significant tax benefit of $876.1 million resulting from an internal reorganization as described above, (ii) a decrease of $16.8 million relating to differences in tax filings from provisions, (iii) a decrease of $10.9 million on account of the Company having lower income before taxes, (iv) a decrease of $7.0 million resulting from the effects of permanent differences and (v) a decrease of $5.0 million relating to a decrease in amortization of deferred charges. These decreases were partially offset by (i) an increase of $80.1 million resulting from the impact of foreign tax rates as it relates to changes in the proportion of income earned in domestic jurisdictions compared to foreign jurisdictions with different statutory rates, (ii) an increase of $35.5 million relating to the release of a valuation allowance that occurred in Fiscal 2016 but did not reoccur in Fiscal 2017, and (iii) an increase of $14.7 million primarily related to the reversal of reserves in Fiscal 2016 that did not reoccur in Fiscal 2017. The remainder of the difference was due to normal course movements and non-material items.
Fiscal 2016 Compared to Fiscal 2015
The effective tax rate (which is the provision for taxes expressed as a percentage of income before taxes) decreased to 2.2% for Fiscal 2016, compared to 11.9% for Fiscal 2015. The decrease in tax expense of $25.4 million was primarily the result of a decrease in valuation allowance relating to our deferred tax assets in the amount of $41.6 million, offset by an increase in the effect of permanent differences in the amount of $9.4 million and tax filings in excess of amounts previously recorded of $8.0 million. The remainder of the differences are due to normal course movements and non-material items.
The decrease in the valuation allowance of $41.6 million is primarily attributable to the Company's reorganization of IP in the first quarter of Fiscal 2017, as well as the integration of recently completed acquisitions, supporting the assessment that the Company will more likely than not realize the value of certain deferred tax assets within a reasonable timeframe.
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
Non-GAAP-based net income and Non-GAAP-based EPS, attributable to OpenText, are calculated as net income or earnings per share, attributable to OpenText, on a diluted basis, after giving effect to the amortization of acquired intangible assets, other income (expense), share-based compensation, and Special charges (recoveries), all net of tax and any tax benefits/expense items unrelated to current period income, as further described in the tables below. Non-GAAP-based gross profit is the arithmetical sum of GAAP-based gross profit and the amortization of acquired technology-based intangible assets and share-based compensation within cost of sales. Non-GAAP-based gross margin is calculated as Non-GAAP-based gross profit expressed as a percentage of total revenue. Non-GAAP-based income from operations is calculated as income from operations, excluding the amortization of acquired intangible assets, Special charges (recoveries), and share-based compensation expense. Non-GAAP-based operating margin is calculated as Non-GAAP-based income from operations expressed as a percentage of total revenue.
Adjusted earnings (loss) before interest, taxes, depreciation and amortization (Adjusted EBITDA) is calculated as net income, attributable to OpenText excluding interest income (expense), provision for income taxes, depreciation and amortization of acquired intangible assets, other income (expense), share-based compensation and Special charges (recoveries).
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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2017
(in thousands except for per share data)

	Year Ended June 30, 2017
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$300,255		$(1,229)	(1)	$299,026
Customer support	122,753		(1,079)	(1)	121,674
Professional service and other	195,195		(1,451)	(1)	193,744
Amortization of acquired technology-based intangible assets	130,556		(130,556)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,528,666	66.7%	134,315	(3)	1,662,981	72.6%
Operating expenses
Research and development	281,680		(7,149)	(1)	274,531
Sales and marketing	444,838		(9,680)	(1)	435,158
General and administrative	170,438		(9,919)	(1)	160,519
Amortization of acquired customer-based intangible assets	150,842		(150,842)	(2)	—
Special charges (recoveries)	63,618		(63,618)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	352,932	15.4%	375,523	(5)	728,455	31.8%
Other income (expense), net	15,743		(15,743)	(6)	—
Provision for (recovery of) income taxes	(776,364)		867,764	(7)	91,400
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	1,025,659		(507,984)	(8)	517,675
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$4.01		$(1.99)	(8)	$2.02

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax recovery rate of approximately 311% and a Non-GAAP-based tax rate of approximately 15%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization (see note 14 "Income Taxes") assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 15%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2017
		Per share diluted
GAAP-based net income, attributable to OpenText	$1,025,659	$4.01
Add:
Amortization	281,398	1.10
Share-based compensation	30,507	0.12
Special charges (recoveries)	63,618	0.25
Other (income) expense, net	(15,743)	(0.06)
GAAP-based provision for (recovery of ) income taxes	(776,364)	(3.03)
Non-GAAP-based provision for income taxes	(91,400)	(0.37)
Non-GAAP-based net income, attributable to OpenText	$517,675	$2.02

Reconciliation of Adjusted EBITDA

Year Ended June 30, 2017
GAAP-based net income, attributable to OpenText	$1,025,659
Add:
Provision for (recovery of) income taxes	(776,364)
Interest and other related expense, net	119,124
Amortization of acquired technology-based intangible assets	130,556
Amortization of acquired customer-based intangible assets	150,842
Depreciation	64,318
Share-based compensation	30,507
Special charges (recoveries)	63,618
Other (income) expense, net	(15,743)
Adjusted EBITDA	$792,517

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2016
(in thousands except for per share data)

	Year Ended June 30, 2016
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$244,021		$(953)	(1)	$243,068
Customer support	89,861		(900)	(1)	88,961
Professional service and other	155,584		(1,626)	(1)	153,958
Amortization of acquired technology-based intangible assets	74,238		(74,238)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,250,228	68.5%	77,717	(3)	1,327,945	72.8%
Operating expenses
Research and development	194,057		(2,824)	(1)	191,233
Sales and marketing	344,235		(12,069)	(1)	332,166
General and administrative	140,397		(7,606)	(1)	132,791
Amortization of acquired customer-based intangible assets	113,201		(113,201)	(2)	—
Special charges (recoveries)	34,846		(34,846)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	368,563	20.2%	248,263	(5)	616,826	33.8%
Other income (expense), net	(1,423)		1,423	(6)	—
Provision for (recovery of) income taxes	6,282		101,793	(7)	108,075
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	284,477		147,893	(8)	432,370
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$1.17		$0.60	(8)	$1.77

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2016
		Per share diluted
GAAP-based net income, attributable to OpenText	$284,477	$1.17
Add:
Amortization	187,439	0.77
Share-based compensation	25,978	0.10
Special charges (recoveries)	34,846	0.14
Other (income) expense, net	1,423	0.01
GAAP-based provision for (recovery of ) income taxes	6,282	0.03
Non-GAAP-based provision for income taxes	(108,075)	(0.45)
Non-GAAP-based net income, attributable to OpenText	$432,370	$1.77

Reconciliation of Adjusted EBITDA

Year Ended June 30, 2016
GAAP-based net income, attributable to OpenText	$284,477
Add:
Provision for (recovery of) income taxes	6,282
Interest and other related expense, net	76,363
Amortization of acquired technology-based intangible assets	74,238
Amortization of acquired customer-based intangible assets	113,201
Depreciation	54,929
Share-based compensation	25,978
Special charges (recoveries)	34,846
Other (income) expense, net	1,423
Adjusted EBITDA	$671,737

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2015
(in thousands except for per share data)

	Year Ended June 30, 2015
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$237,310		$(833)	(1)	$236,477
Customer support	94,456		(832)	(1)	93,624
Professional service and other	172,742		(1,335)	(1)	171,407
Amortization of acquired technology-based intangible assets	81,002		(81,002)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,253,508	67.7%	84,002	(3)	1,337,510	72.2%
Operating expenses
Research and development	196,491		(2,496)	(1)	193,995
Sales and marketing	373,610		(9,095)	(1)	364,515
General and administrative	162,728		(7,456)	(1)	155,272
Amortization of acquired customer-based intangible assets	108,239		(108,239)	(2)	—
Special charges (recoveries)	12,823		(12,823)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	348,711	18.8%	224,111	(5)	572,822	30.9%
Other income (expense), net	(28,047)		28,047	(6)	—
Provision for (recovery of) income taxes	31,638		61,559	(7)	93,197
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	234,327		190,599	(8)	424,926
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.95		$0.78	(8)	$1.73

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2015
		Per share diluted
GAAP-based net income, attributable to OpenText	$234,327	$0.95
Add:
Amortization	189,241	0.77
Share-based compensation	22,047	0.09
Special charges (recoveries)	12,823	0.05
Other (income) expense, net	28,047	0.11
GAAP-based provision for (recovery of ) income taxes	31,638	0.13
Non-GAAP-based provision for income taxes	(93,197)	(0.37)
Non-GAAP-based net income, attributable to OpenText	$424,926	$1.73

Reconciliation of Adjusted EBITDA

Year Ended June 30, 2015
GAAP-based net income, attributable to OpenText	$234,327
Add:
Provision for (recovery of) income taxes	31,638
Interest and other related expense, net	54,620
Amortization of acquired technology-based intangible assets	81,002
Amortization of acquired customer-based intangible assets	108,239
Depreciation	50,906
Share-based compensation	22,047
Special charges (recoveries)	12,823
Other (income) expense, net	28,047
Adjusted EBITDA	$623,649

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of June 30, 2017	Change increase (decrease)	As of June 30, 2016	Change increase (decrease)	As of June 30, 2015
Cash and cash equivalents	$443,357	$(840,400)	$1,283,757	$583,758	$699,999
Short-term investments	$—	$(11,839)	$11,839	$(8,435)	$20,274

	Year Ended June 30,
(In thousands)	2017	Change	2016	Change	2015
Cash provided by operating activities	$439,253	$(86,469)	$525,722	$2,691	$523,031
Cash used in investing activities	$(2,190,964)	$(1,829,788)	$(361,176)	$37,219	$(398,395)
Cash provided by financing activities	$909,544	$479,380	$430,164	$259,559	$170,605
Cash and cash equivalents
Cash and cash equivalents primarily consist of balances with banks as well as deposits with original maturities of 90 days or less.
We continue to anticipate that our cash and cash equivalents, as well as available credit facilities, will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, capital expenditures, dividends, potential repurchases under our normal course issuer bid, and operating needs for the next twelve months. Any further material or acquisition-related activities may require additional sources of financing and would be subject to the financial covenants established under our credit facilities. For more details, see "Long-term Debt and Credit Facilities" below.
As of June 30, 2017, we have provided $22.1 million (June 30, 2016—$15.9 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Fiscal 2017 Compared to Fiscal 2016
Cash flows from operating activities decreased by $86.5 million due to a decrease in changes from working capital of $109.4 million, partially offset by an increase in net income before the impact of non-cash items of $22.9 million. The decrease in operating cash flow from changes in working capital was primarily due to the net impact of the following decreases: (i) $135.8 million relating to a higher accounts receivable balance, which is primarily due to increased billings associated with more revenue recognized during Fiscal 2017 as compared to the prior fiscal year, (ii) $25.0 million relating to other assets, of which approximately $6.5 million is attributable to more security deposits made to landlords in accordance with facility lease agreements, approximately $6.3 million is attributable to more direct and relevant costs recorded on implementation of long-term contacts, $6.4 million is on account of the recognition of a long-term other receivable, and the remainder is due to an increase in investment and other miscellaneous activities, (iii) $8.1 million relating to prepaid and other current assets, and (iv) $8.0 million relating to income taxes payable and deferred charges and credits. These decreases were partially offset by an increase in operating cash flows of (i) $59.2 million relating to a higher accounts payable and accrued liabilities balance which is primarily due to an increase in accrued salaries and commissions of $50.2 million, and (ii) $8.3 million relating to deferred revenues.
During the fourth quarter of Fiscal 2017 our days sales outstanding (DSO) was 60 days compared to a DSO of 53 days during the fourth quarter of Fiscal 2016. The per day impact of our DSO in the fourth quarters of Fiscal 2017 and Fiscal 2016 on our cash flows was $7.4 million and $5.4 million, respectively. During Fiscal 2017, our operating cash flows have been negatively impacted by the DSO of recent acquisitions, such as Recommind, which historically offered longer payment terms than OpenText. As we onboard these acquisitions, we have made progress in aligning their historical payment terms with OpenText policies and procedures. We will continue to onboard all recent acquisitions and bring the respective payment terms in line with OpenText policies and procedures.

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
During the fourth quarter of Fiscal 2016 our DSO was 53 days, the same as during the fourth quarter of Fiscal 2015 and the per day impact of our DSO in the fourth quarters of Fiscal 2016 and Fiscal 2015 on our cash flows was the same at $5.4 million for each period.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Fiscal 2017 Compared to Fiscal 2016
Cash flows used in investing activities increased by $1.8 billion, primarily due to an increase in consideration paid for acquisitions during Fiscal 2017, which includes the acquisition of ECD Business for approximately $1.62 billion.
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
Cash flows provided by financing activities
Our cash flows from financing activities generally consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or the repurchases of our Common Shares.
Fiscal 2017 Compared to Fiscal 2016
Cash flows provided by financing activities increased by $479.4 million. This was primarily due to (i) net proceeds from our public offering of Common Shares during the second quarter of Fiscal 2017 which resulted in cash inflow of approximately $584.6 million, (ii) the issuance of an additional $250 million in aggregate principal amount of Senior Notes 2026 at an issue price of 102.75%, which resulted in a gross cash inflow of approximately $256.9 million, (iii) proceeds from drawings on the Revolver of $225.0 million, (iv) savings of $65.5 million relating to Common Shares repurchased under our Share Repurchase Plan (as defined herein) during Fiscal 2016, for which no similar purchases were made during Fiscal 2017, (v) an increase of $15.5 million relating to cash collected from the issuance of Common Shares for the exercise of options and the OpenText Employee Share Purchase Plan (ESPP), and (vi) an increase of $2.4 million relating to savings from fewer Common Shares repurchased for potential reissuance under our Long Term Incentive Plans (LTIP) or other plans during Fiscal 2017 as compared to Fiscal 2016. These cash inflows were partially offset by (i) repayments on the Revolver of $50.0 million and (ii) an increase in dividend payments made to our shareholders of $21.3 million. The remainder of the change was due to miscellaneous items.
Fiscal 2016 Compared to Fiscal 2015
Cash flows provided by financing activities increased by $259.6 million. This was primarily due to the repayment of Term Loan A which occurred in Fiscal 2015 (with no equivalent event in Fiscal 2016). The reduction in principal payments resulted in a net positive inflow of $522.3 million. Additionally, debt issuance costs were lower which resulted in a positive inflow of $11.5 million and proceeds from the issuance of Common shares were higher by $4.9 million. These increases were partially offset by (i) lower proceeds received from long term debt of $200 million, representing the difference between the $800 million of Senior Notes 2023 issued in Fiscal 2015 and the $600 million of Senior Notes 2026 issued in Fiscal 2016, (ii) the repurchase in Fiscal 2016 of approximately 1.5 million Common Shares for approximately $65.5 million under our Share Repurchase Plan, and (iii) a $11.6 million increase in dividend payments made to our shareholders in Fiscal 2016. The remainder of the change was due to miscellaneous items.

Cash Dividends
During Fiscal 2017, we declared and paid cash dividends of $0.4770 per Common Share, that totaled $120.6 million. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of the Board. See item 5 "Dividend Policy" in this Annual Report on Form 10-K for more information.
In Fiscal 2016, we declared and paid cash dividends of $0.4150 per Common Share that totaled $99.3 million.
In Fiscal 2015, we declared and paid cash dividends of $0.3588 per Common Share that totaled $87.6 million.
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
On December 20, 2016, we issued an additional $250 million in aggregate principal amount by reopening our Senior Notes 2026 at an issue price of 102.75%. The additional notes have identical terms, are fungible with and are a part of a single series with the previously issued $600 million aggregate principal amount of Senior Notes 2026. The outstanding aggregate principal amount of Senior Notes 2026, after taking into consideration the additional issuance, is $850 million.
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
Term Loan B
On January 16, 2014, we entered into a credit facility, which provides for a $800 million term loan facility with certain lenders named therein, Barclays Bank PLC (Barclays), as sole administrative agent and collateral agent, and with Barclays and RBC Capital Markets as lead arrangers and joint bookrunners (Term Loan B) and borrowed the full amount on January 16, 2014. Repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity.
Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver. Term Loan B has a seven year term.
Originally, borrowings under Term Loan B were subject to interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate determined by reference to the greatest of (i) the prime rate of Barclays, (ii) the federal funds rate plus 0.50% per annum and (iii) the one month eurodollar rate plus 1.00% per annum. The applicable margin for borrowings under Term Loan B was 2.5% with respect to LIBOR borrowings and 1.5% with respect to ABR rate borrowings. However, on February 22, 2017, we entered into an amendment of Term Loan B, to, among other things, reduce the interest rate margin from 2.50% to 2.00%, with respect to LIBOR advances (with the LIBOR floor reduced from 0.75% to 0.00%), and from 1.50% to 1.00%, with respect to ABR advances. Thus, interest on the current outstanding balance for Term Loan B is equal to 2.0% plus LIBOR. As of June 30, 2017, the interest rate was 3.05%. In connection with the recent amendment of Term Loan B, we incurred new debt issuance costs of approximately $0.8 million. Additionally, we wrote off approximately $0.8 million of unamortized debt issuance costs to interest and other related expense, net in our Consolidated Statements of Income, relating to a portion of Term Loan B that was not recommitted by certain lenders at the time of the amendment.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2017, our consolidated net leverage ratio was 2.4:1.
For further details relating to our Term Loan B, please see note 10 "Long-Term Debt" to our Consolidated Financial Statements.
Revolver
On February 1, 2017, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $300 million to $450 million. Additionally, on May 5, 2017, we amended the Revolver to, among other things, (i) extend the maturity from December 22, 2019 to May 5, 2022, and (ii) reduce the interest rate margins by 50 basis points. Borrowings under the Revolver are secured by a first charge over substantially all of our assets on a pari passu basis with Term Loan B. The Revolver matures on May 5, 2022 with no fixed repayment date prior to the end of the term and has financial covenants consistent with Term Loan B. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio. As of June 30, 2017, the outstanding balance on the revolver bears an interest rate of approximately 2.74%.
During Fiscal 2017, we drew down $225 million from the Revolver, partially to finance the acquisition of ECD Business and for miscellaneous general corporate purposes. During Fiscal 2017, we repaid $50 million. As of June 30, 2017 we have an outstanding balance on the Revolver of $175 million (June 30, 2016—nil). We expect to repay the remaining balance by the end of Fiscal 2018.
Share Repurchase Plan
On July 26, 2016, the Board authorized the repurchase of up to $200 million of Common Shares pursuant to a normal course issuer bid (Share Repurchase Plan). Shares may be repurchased from time to time in the open market, private purchases through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. The timing of any repurchase will depend on market conditions, our financial condition, results of operations, liquidity and other factors.
During Fiscal 2017, we did not repurchase any of our Common Shares under the Share Repurchase Plan.
During Fiscal 2016, we repurchased and cancelled 2,952,496 Common Shares for approximately $65.5 million under our previous share repurchase plan.
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

Pensions
As of June 30, 2017, our total unfunded pension plan obligations were $60.4 million, of which $1.7 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2018	$583	$926	$81
2019	645	953	150
2020	695	960	116
2021	785	1,001	157
2022	864	1,011	354
2023 to 2027	5,405	5,390	1,645
Total	$8,977	$10,241	$2,503
For a detailed discussion on pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Consolidated Financial Statements.
Commitments and Contractual Obligations
As of June 30, 2017, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2017— June 30, 2018	July 1, 2018— June 30, 2020	July 1, 2020— June 30, 2022	July 1, 2022 and beyond
Long term debt obligations (1)	$3,406,707	$304,928	$254,990	$952,039	$1,894,750
Operating lease obligations (2)	294,576	66,950	92,947	61,022	73,657
Purchase obligations	21,194	9,079	11,689	426	—
	$3,722,477	$380,957	$359,626	$1,013,487	$1,968,407
(1) Includes interest and principal payments. We currently have borrowings outstanding under the Revolver, which we expect to repay by the end of Fiscal 2018. Please see note 10 "Long-Term Debt" to our Consolidated Financial Statements for more details.
(2) Net of $6.7 million of sublease income to be received from properties which we have subleased to third parties.
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
IRS Matter
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
As part of these examinations, which are ongoing, on July 17, 2015 we received from the IRS a Notice of Proposed Adjustment (NOPA) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received, including because the IRS may assign a higher value to our intellectual property). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of June 30, 2017, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $585 million, inclusive of U.S. federal and state taxes, penalties and interest. The increase from the initially disclosed estimated aggregate liability is solely due to an estimate of interest that has accrued.
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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries. On June 28, 2017, the CRA issued a notice of reassessment for Fiscal 2012 that increases our taxable income for that year by approximately $90 million (offset by the tax attributes referred to below). We strongly disagree with the CRA position, believe the reassessment of Fiscal 2012 is without merit, and intend to vigorously contest the proposed adjustments to our taxable income. We will be filing a notice of objection and will also seek competent authority consideration under applicable international treaties in respect of this reassessment. As of the date of this Annual Report on Form 10-K, we have not recorded any accruals in respect of this reassessment in our Consolidated Financial Statements.
Even if we are unsuccessful in challenging the CRA’s reassessment to increase our taxable income for Fiscal 2012, we have elective deductions available in Fiscal 2012 that would offset such increased amount so that no additional cash tax would be payable for Fiscal 2012. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability in respect of our international transactions, including the transfer pricing methodology applied to them.
GXS Brazil Matter
As part of our acquisition of GXS Group, Inc. (GXS), we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with

GXS Brazil’s judicial appeal of a tax claim in the amount of $2.7 million as of June 30, 2017. We currently have in place a bank guarantee in the amount of $4.2 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $3.8 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
GXS India Matter
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
Please also see Part I, Item 1A "Risk Factors" in this Annual Report on Form 10-K.
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
As of June 30, 2017, we had an outstanding balance of $772.1 million on Term Loan B. Term Loan B bears a floating interest rate of 2.0% plus LIBOR. As of June 30, 2017, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $7.7 million, assuming that the loan balance as of June 30, 2017 is outstanding for the entire period.
As of June 30, 2017, we had an outstanding balance of $175 million on the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio. As of June 30, 2017, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on the Revolver by approximately $1.8 million, assuming that the loan balance is outstanding for the entire period.
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
Based on the foreign exchange forward contracts outstanding as of June 30, 2017, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.4 million in the mark to market on our existing foreign exchange forward contracts.
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of June 30, 2017 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at June 30, 2017	U.S. Dollar Equivalent at June 30, 2016
Euro	$121,621	$182,524
British Pound	30,425	29,572
Canadian Dollar	29,131	22,103
Swiss Franc	41,925	30,298
Other foreign currencies	87,144	72,107
Total cash and cash equivalents denominated in foreign currencies	310,246	336,604
U.S. dollar	133,111	947,153
Total cash and cash equivalents	$443,357	$1,283,757
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $31.0 million (June 30, 2016—$33.7 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".
Item 8.    Financial Statements and Supplementary Data
The response to this Item 8 is submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed our ICFR as of June 30, 2017, the end of our most recent fiscal year. In making our assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our management has excluded from our evaluation the ICFR of ECD Business, which we acquired on January 23, 2017, as discussed in note 18 "Acquisitions" to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Total revenues subject to ECD Business' ICFR represented approximately 8.4% of our consolidated total revenues for the fiscal year ended June 30, 2017. Total assets subject to ECD Business' ICFR represented approximately 23% of our consolidated total assets as of June 30, 2017 (of which approximately $1.6 billion represents goodwill and net intangible assets subject to our internal control over financial reporting as of June 30, 2017).
Based on the results of our evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our ICFR was effective as of June 30, 2017.
The results of our management’s assessment was reviewed with our Audit Committee and the conclusion that our ICFR was effective as of June 30, 2017 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.
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
(D) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Other Matters
As of June 30, 2017, we are currently in the process of implementing a new ERP system that will replace our legacy ERP system in the first quarter of Fiscal 2018. An ERP system is a fully-integrated set of programs and databases that incorporate order processing, procurement to payment, and financial reporting functions. In connection with this ERP system implementation, we are in the process of updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures for when the new ERP system gets implemented. We believe our new ERP system will facilitate better transactional reporting and oversight and is intended to enhance our internal control over financial reporting.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The following table sets forth certain information as to our directors and executive officers as of July 25, 2017.

Name	Age	Office and Position Currently Held With Company
Mark J. Barrenechea	52	Chief Executive Officer and Chief Technology Officer, Director
John M. Doolittle	53	Executive Vice President and Chief Financial Officer
Gordon A. Davies	55	Executive Vice President, Chief Legal Officer and Corporate Development
Prentiss Donohue	47	Senior Vice President, Professional Services
Simon Harrison	47	Senior Vice President, Enterprise Sales
Adam Howatson	35	Chief Marketing Officer
David Jamieson	52	Chief Information Officer
Aditya Maheshwari	43	Senior Vice President and Chief Accounting Officer
Muhi Majzoub	57	Executive Vice President, Engineering
James McGourlay	48	Senior Vice President, Global Technical Services
Douglas M. Parker	46	Senior Vice President, Corporate Development
Leslie Sarauer	55	Senior Vice President, Human Resources
George Schulze	61	Senior Vice President, Business Network Sales
Gary Weiss	50	Senior Vice President, GM Discovery and Analytics
P. Thomas Jenkins	57	Chairman of the Board
Randy Fowlie (2)(3)	57	Director
Gail E. Hamilton (2)	67	Director
Brian J. Jackman (1)	76	Director
Stephen J. Sadler	66	Director
Michael Slaunwhite (1)(3)	56	Director
Katharine B. Stevenson (2)	55	Director
Carl Jürgen Tinggren (2)	59	Director
Deborah Weinstein (1)(3)	57	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Corporate Governance and Nominating Committee.
Mark J. Barrenechea
Mr. Barrenechea joined OpenText in January 2012 as the President and Chief Executive Officer. In January 2016, Mr. Barrenechea stepped down as President and assumed the role of Chief Technology Officer, in addition to remaining the Company’s Chief Executive Officer. Before joining OpenText, Mr. Barrenechea was President and Chief Executive Officer of Silicon Graphics International Corporation (SGI), where he also served as a member of the Board. During Mr. Barrenechea's tenure at SGI, he led strategy and execution, which included transformative acquisition of assets, as well as penetrating diverse new markets and geographic regions. Mr. Barrenechea also served as a director of SGI from 2006 to 2012. Prior to SGI, Mr. Barrenechea served as Executive Vice President and CTO for CA, Inc. (CA) (formerly Computer Associates International, Inc.) from 2003 to 2006 and was a member of the executive management team. Before going to CA, Mr. Barrenechea was the Senior Vice President of Applications Development at Oracle Corporation from 1997 to 2003, managing a multi-thousand person global team while serving as a member of the executive management team. From 1994 to 1997, Mr. Barrenechea served as

Vice President of Development at Scopus, a software applications company. Prior to Scopus, Mr. Barrenechea was the Vice President of Development at Tesseract, where he was responsible for reshaping the company's line of human capital management software. Mr. Barrenechea serves as a member of the Board and Audit Committee of Dick's Sporting Goods and also serves as a board member of Hamilton Insurance Group. Mr. Barrenechea holds a Bachelor of Science degree in computer science from Saint Michael's College. Mr. Barrenechea has authored several books including The Golden Age of Innovation, On Digital, Digital: Disrupt or Die, eGovernment or Out of Government, Enterprise Information Management: The Next Generation of Enterprise Software, Software Rules and e-Business or out of Business.
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
Adam Howatson
Mr. Howatson has served as the Company's Chief Marketing Officer (CMO) since October 2014. Prior to becoming CMO, Mr. Howatson held a number of positions at OpenText, which include serving in Engineering from March 2013 to September 2014, Office of The President/PMO during 2012, and Product Management from 2006 to 2012. Prior to that, he also held roles in Technical Marketing, Mergers & Acquisitions, and Information Technology. Mr. Howatson currently serves as a director of LogiSense Corporation and ScribbleLive Inc. Mr. Howatson also served on the national board of directors for the Information Technology Association of Canada (ITAC) from June 2013 to September 2014. Mr. Howatson holds certifications from the University of Waterloo and the Canadian Forces College.

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
Douglas M. Parker
Mr. Parker has served as the Senior Vice President, Corporate Development since June 2015. Prior to this role, Mr. Parker held the position of Vice President, General Counsel & Assistant Secretary from November 2009 to June 2015, where he was responsible for a variety of corporate legal, litigation management, and governance activities. Mr. Parker also served as Executive Sponsor to OpenText Brazil operations in 2014 and is a graduate of the OpenText Leader’s Circle program. Prior to joining OpenText, Mr. Parker worked for Nortel Networks Corporation in a variety of senior legal roles, including Managing Attorney, where he was responsible for the company’s global M&A legal function from June 2007 to September 2009. Mr. Parker holds an Executive Masters of Business Administration from the Richard Ivey School of Business, the University of Western Ontario, a Bachelor of Laws degree from Queen’s University, and a Bachelor of Arts (Honors) degree from Trinity College, the University of Toronto.
Leslie Sarauer
Ms. Sarauer joined OpenText as Senior Vice President of Human Resources in April 2016. She brings with her over 25 years of diverse experience as a Human Resource leader in both the corporate and professional services settings. Prior to joining OpenText, Ms. Sarauer held various senior leadership roles at Agrium Inc., including Senior Director, Corporate HR & Organizational Development from July 2012 to August 2014; Senior Director, Wholesales Human Resources from September 2006 to June 2012; and Senior Director, Total Compensation from January 2003 to August 2006. Ms. Sarauer also held various roles at Mercer Human Resources Consulting, including Principle Consultant, Executive Compensation from April 1997 to

August 2002. Ms. Sarauer holds a Bachelor of Arts in Economics and a Bachelor of Laws from Queen’s University. She also attended the Advanced HR Executive Program at the Ross School of Business of the University of Michigan.
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
Gary Weiss
Mr. Weiss has served as Senior Vice President and General Manager, Discovery, Analytics and OEM Business since May 2016. Prior to this role, Mr.Weiss held the position of Senior Vice President, Cloud Services from September 2014 to May 2016 and SVP of Information Exchange from July 2012 to September 2014. Prior to joining OpenText, Mr. Weiss worked at CA, Inc. (formerly Computer Associates International, Inc.) from 2003 to 2011. During his tenure at CA, Mr. Weiss held various executive level positions, including SVP of Sales for the Security business, SVP, Business Development and Alliances, and was a member of the Senior Leadership team at CA from 2009 to 2011. Mr. Weiss has also worked as an independent consultant to small- to mid-size security organizations for many years. He began his career in Information Technology in 1993 as one of the first sales executives at Security Dynamics (later renamed RSA Security) before joining e-Security in 2001 to lead the North American Sales, Channel, and Technology Services. Mr. Weiss holds a B.A. from Tulane University.
P. Thomas Jenkins
Mr. Jenkins is Chairman of the Board of OpenText. From 1994 to 2005, Mr. Jenkins was President, then Chief Executive Officer and then from 2005 to 2013, Chief Strategy Officer of OpenText. Mr. Jenkins has served as a Director of OpenText since 1994 and as its Chairman since 1998. In addition to his OpenText responsibilities, Mr. Jenkins is the tenth Chancellor of the University of Waterloo. Currently, Mr. Jenkins is a board member of Manulife Financial Corporation, and TransAlta Corporation. In the past five years, Mr. Jenkins also served as a board member of Thomson Reuters Inc. He is the Chair of the National Research Council of Canada (NRC) and Canadian Chair of the Atlantik Bruecke. Mr. Jenkins received an M.B.A. from Schulich School of Business at York University, an M.A.Sc. from the University of Toronto and a B.Eng. & Mgt. from McMaster University. Mr. Jenkins received honorary doctorates from six universities. He is a Companion of the Canadian Business Hall of Fame and recipient of the Ontario Entrepreneur of the Year award, the McMaster Engineering L.W. Shemilt Distinguished Alumni Award and the Schulich School of Business Outstanding Executive Leadership award. He is a Fellow of the Canadian Academy of Engineering (FCAE). Mr. Jenkins was awarded the Canadian Forces Decoration (CD) and the Queen's Diamond Jubilee Medal (QJDM). Mr. Jenkins is an Officer of the Order of Canada (OC).
Randy Fowlie
Mr. Fowlie has served as a director of OpenText since March 1998. From March 2011 to April 2017, Mr. Fowlie was the President and CEO of RDM Corporation, a leading provider of specialized hardware and software solutions in the electronic payment industry. Mr. Fowlie operated a consulting practice from July 2006 to December 2010. From January 2005 until July 2006, Mr. Fowlie held the position of Vice President and General Manager, Digital Media, of Harris Corporation, formerly Leitch Technology Corporation (Leitch), a company that was engaged in the design, development, and distribution of audio and video infrastructure to the professional video industry. Leitch was acquired in August 2005 by Harris Corporation. From June 1999 to January 2005, Mr. Fowlie held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation (Inscriber), a computer software company and from February 1998 to June 1999 Mr. Fowlie was the Chief Financial Officer of Inscriber. Inscriber was acquired by Leitch in January 2005. Prior to working at Inscriber Mr. Fowlie was a partner with KPMG LLP, Chartered Accountants, where he worked from 1984 to February 1998. Mr. Fowlie received a B.B.A. (Honours) from Wilfrid Laurier University and is a Chartered Professional Accountant. In the last five years, Mr. Fowlie also served as a director of Semcan Inc. and RDM Corporation.

Gail E. Hamilton
Ms. Hamilton has served as a director of OpenText since December 2006. For the five years prior thereto, Ms. Hamilton led a team of over 2,000 employees worldwide as Executive Vice President at Symantec Corp (Symantec), an infrastructure software company, and most recently had “P&L” responsibility for their global services and support business. During her five years at Symantec, Ms. Hamilton helped steer the company through an aggressive acquisition strategy. In 2003, Information Security magazine recognized Ms. Hamilton as one of the “20 Women Luminaries” shaping the security industry. Ms. Hamilton has over 20 years of experience growing leading technology and services businesses in the enterprise market. She has extensive management experience at Compaq and Hewlett Packard, as well as Microtec Research. Ms. Hamilton received both a BSEE from the University of Colorado and an MSEE from Stanford University. Currently, Ms. Hamilton is also a director of the following public companies: Westmoreland Coal Company and Arrow Electronics, Inc. In the past five years Ms. Hamilton also served as a director of Ixia.
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
Michael Slaunwhite
Mr. Slaunwhite has served as a director of OpenText since March 1998. Mr. Slaunwhite is presently Director and Chairman of Saba Software Inc. (effective May 1, 2017 at the time of its acquisition of Halogen Software Inc.), and also serves as Manager and Chairman of Vector Talent Holdings, L.P., the parent holding company to both Saba Software Inc. and Halogen Software Inc. Prior to his appointment at Saba Software in May 2017, Mr. Slaunwhite served as CEO and Chairman of Halogen Software Inc. from 2000 to August 2006, and as President and Chairman from 1995 to 2000. From 1994 to 1995, Mr. Slaunwhite was an independent consultant to a number of companies, assisting them with strategic and financing plans. Mr. Slaunwhite was the Chief Financial Officer of Corel Corporation from 1988 to 1993. Mr. Slaunwhite holds a B.A. Commerce (Honours) from Carleton University.
Katharine B. Stevenson
Ms. Stevenson has served as a director of OpenText since December of 2008. She is a corporate director who has served on a variety of public and private company boards in Canada and the United States. Ms. Stevenson is director of the Canadian Imperial Bank of Commerce (CIBC) where she chairs its Corporate Governance Committee. Ms. Stevenson is also a director of CAE Inc., Capital Power Corporation, and Lucky Iron Fish Enterprise. CIBC, CAE Inc., and Capital Power Corporation are all publicly listed companies. She was formerly a senior finance executive of Nortel Networks Corporation from 1995 to 2007, serving as global treasurer. Previously, she held a variety of positions in investment and corporate banking at JP Morgan Chase & Co. Ms. Stevenson holds a B.A. (Magna Cum Laude) from Harvard University. She is certified with the professional designation ICD.D. granted by the Institute of Corporate Directors (ICD). Previously, Ms. Stevenson also served as a director of Valeant Pharmaceuticals International Inc. and OSI Pharmaceuticals Inc.

Carl Jürgen Tinggren
Mr. Tinggren has served as a director of OpenText since February 2017. Mr. Tinggren is the former Chief Executive Officer of Schindler Group, a European based global industrial corporation, and has over 30 years of international business experience. Previous to Schindler Group, Mr. Tinggren gained extensive management experience at Sika AG, a public specialty manufacturing company, based out of Switzerland, Sweden and North America, as well as at Booz Allen & Hamilton. Mr. Tinggren is currently a non-executive member of the board of directors of Johnson Controls International, where he also serves as chair of the audit committee. He is also a director at Sika AG and the Conference Board. Previously, Mr. Tinggren also served as a director of Schindler Group. Mr. Tinggren received an M.B.A. from Stockholm School of Economics and New York University Business School.
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
Involvement in Certain Legal Proceedings
Ms. Stevenson served as the Treasurer of Nortel Networks Corporation (Nortel) from 2000 to August 2007. Mr. Doolittle served as the Chief Financial Officer of Nortel from 2009 to 2012. Mr. Davies served as the Chief Legal Officer and Corporate Secretary of Nortel during 2007 and from January to September 2009. Mr. Parker served as the Associate General Counsel and Managing Attorney of Nortel from June 2007 to September 2009. In January 2009, Nortel filed petitions under applicable bankruptcy and insolvency laws of the United States, Canada and the United Kingdom.
Ms. Stevenson served as a director of Valeant Pharmaceuticals International, Inc. (Valeant) from 2010 to March 2016. During her tenure, Valeant was, and continues to be, the subject of certain putative securities class action claims in Canada and the United States. These claims allege, among other things, misrepresentations by Valeant in certain of its public disclosure documents.
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
Audit Committee
The Audit Committee currently consists of four directors, Mr. Fowlie (Chair), Mr. Tinggren, and Mses. Hamilton and Stevenson, all of whom have been determined by the Board of Directors to be independent as that term is defined in NASDAQ Rule 5605(a)(2) and in Rule 10A-3 promulgated by the SEC under the Exchange Act, and within the meaning of our director independence standards and those of any exchange, quotation system or market upon which our securities are traded.
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
Board Diversity and Term Limits
The Company, including the Corporate Governance and Nominating Committee, views diversity in a broad context and considers a variety of factors when assessing nominees for the Board. The Company has established a Board Diversity Policy recognizing that a Board made up of highly qualified directors from diverse backgrounds, including diversity of gender, age, race, sexual orientation, religion, ethnicity and geographic representation, is important. The Company has not established a specific target number or date by which to achieve a specific number of women on the Board, as we consider a multitude of factors, including skills, experience, expertise and character, in determining the best nominee at the time and consider the Company’s objectives and challenges at such time. There are currently three women on the Board which represents approximately 30% of the current Board and of the director nominees, and 38% of the current independent Board members.
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
Diversity in Executive Officer Positions
The Company is committed to a diverse and inclusive workplace, including advancing women to executive officer positions. The Company has not adopted specific objectives or targets regarding women at the executive officer level; however, the Company has adopted a formal written Global Diversity and Inclusion Policy which expresses its commitment to fostering a diverse and inclusive workplace for all employees. The Company currently only has one woman (8%) on the executive leadership team (ELT), our Senior Vice President, Human Resources, while approximately 20% of existing positions on the senior leadership team (SLT), exclusive of our ELT, are held by women. A principal objective of our Global Diversity and Inclusion Policy is to support and monitor the identification, development and retention of diverse employees, including gender diversity at executive and leadership positions. We will continue to develop a sustainable culture of diversity and inclusion that provides all employees an opportunity to excel.
Item 11.    Executive Compensation
COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed with our management the following Compensation Discussion and Analysis (CD&A). Based on this review and discussion, our Compensation Committee has recommended to the Board that the following CD&A be included in our Annual Report on Form 10-K for Fiscal 2017.
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
COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis of compensation arrangements of the following individuals for the year which ended on June 30, 2017 (Fiscal 2017), should be read together with the compensation tables and related disclosures set forth below: (i) our principal executive officer, (ii) our principal financial officer, (iii) our three most highly compensated executive officers, other than our principal executive officer and principal financial officer, and (iv) one additional individual for whom disclosure would have been provided but for the fact that such individual was not serving as an executive officer on June 30, 2017 (collectively, the Named Executive Officers). This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and projections regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the various planned programs summarized in this discussion.
Payments in Canadian dollars included herein, unless otherwise specified, are converted to U.S. dollars using an average annual exchange rate of 0.754836.
Overview of Compensation Program
The compensation of our Named Executive Officers is the responsibility of the Compensation Committee of OpenText's board of directors (the Compensation Committee or the Committee), either alone or in certain circumstances, in consultation with the Board. The Compensation Committee ensures compensation decisions are in line with our goal to provide total compensation to our Named Executive Officers that (i) is fair, reasonable and consistent with our compensation philosophy to achieve our short-term and long-term business goals, and (ii) provides market competitive compensation. The Named Executive Officers who are the subject of this CD&A are:

•	Mark J. Barrenechea - Chief Executive Officer and Chief Technology Officer (CEO)

•	John M. Doolittle - Executive Vice President and Chief Financial Officer (CFO)

•	Gordon A. Davies - Executive Vice President, Chief Legal Officer and Corporate Development

•	Muhi Majzoub - Executive Vice President, Engineering

•	George Schulze - Senior Vice President, Business Network Sales

•	Steve Murphy - former President

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
During Fiscal 2017, the Committee’s work included the following:

•
Executive Compensation Review - The Compensation Committee continually reviews compensation practices and policies with respect to our senior management team against similar-sized global technology companies, in order to allow us to place our compensation practices for these positions in a market context. This benchmarking may include a review of base salary, total cash compensation and total direct compensation. During Fiscal 2017, the Compensation Committee reviewed and approved an updated peer group.

•	CEO Compensation - The Committee initiated a review of CEO compensation in consultation with its independent compensation consultant and recommended to the Board changes to such compensation.

•
Long-Term Incentive Plan - The Compensation Committee reviewed semi-annual analysis provided by Mercer Canada Limited (Mercer) related to performance under all outstanding Performance Share Unit Programs (for details on the programs, refer to the section titled “Long Term Incentives”).

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

Compensation Consultant
NASDAQ standards require compensation committees to have certain responsibilities and authority regarding the retention, oversight and funding of committees' advisors and perform an evaluation of each advisor's independence, taking into consideration all factors relevant to that person's independence from management. NASDAQ standards also require that such rights and responsibilities be enumerated in the compensation committee's charter. While, as a foreign private issuer, we are exempt from these rules, nonetheless, our Compensation Committee has the sole authority to retain and terminate outside consultants. From time to time, the Compensation Committee seeks the advice of an outside compensation consultant to provide assistance and guidance on compensation issues. The consultant may provide the Compensation Committee with relevant information pertaining to market compensation levels, alternative compensation plan designs, market trends and best practices and may assist the Compensation Committee with respect to determining the appropriate benchmarks for each Named Executive Officer's compensation.
In Fiscal 2017, the Compensation Committee retained Hugessen Consulting Inc. (Huggessen), an independent consulting firm specializing in executive compensation consulting. Hugessen did not attend any Compensation Committee meetings; however, during their respective times engaged as compensation consultants, representatives of Hugessen did work in consultation with members of the Compensation Committee. Hugessen did not provide any other services to the Company during Fiscal 2017, outside of its capacity as compensation consultants.
The Compensation Committee met four times during Fiscal 2017. Management assisted in the coordination and preparation of the meeting agenda and materials for each meeting. The agenda is reviewed and approved by the Chairman of the Compensation Committee. The meeting materials are generally posted and made available to the other Committee members and invitees, if any, for review approximately one week in advance of each meeting.
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
The Compensation Committee regularly reviews data related to compensation levels and programs of a peer group of comparable organizations. The Company has grown substantially in size in terms of total revenues, adjusted operating income and overall scale from when it had last conducted a benchmarking process and established a peer group. In November 2016, a peer group analysis was prepared using the criteria described in the table below by Radford, an AON Hewitt Company (Radford) for management, which was presented to and approved by the Compensation Committee. Our peer group consists of 17 companies that include 16 US-based companies and one Israel-based company. Our new peer group consists of 11 companies from our previous peer group and six new companies.

General Description	Criteria Considered	Peer Group List
Global software and service providers that are similar in size, business complexity, and scope of operations to us.
Key metrics considered include revenue, market capitalization, number of employees, and net income.

Generally, organizations within our peer group are in a similar software/technology industry with similar revenues, market size and number of employees.

Akamai Technologies, Inc.
Autodesk, Inc.
Broadridge Financial Solutions, Inc.
Brocade Communications Systems, Inc.
CA Technologies
Cadence Design Systems, Inc.
Check Point Software Technologies Ltd.
Citrix Systems, Inc.
Global Payments Inc.
Nuance Communications, Inc.
Pitney Bowes Inc.
Red Hat, Inc.
Sabre Corporation
Symantec Corporation
Synopsys, Inc.
Teradata Corporation
The Dun & Bradstreet Corporation

The purpose of the benchmarking process was to:

•	Update our peer group in light of the substantial growth in scale that the Company has undergone since its previous peer group was established.

•	Understand the competitiveness of our current pay levels for each executive position relative to companies with similar revenues and business characteristics in our peer group;

•	Identify and understand gaps that may exist between our actual compensation levels and market compensation levels; and

•	Serve as a basis for developing salary adjustments and short-term and long-term incentive award programs for the Compensation Committee's approval.
Taking into account the benchmarking review performed in November 2016, compensation adjustments were made for our Named Executive Officers to align their compensation packages more closely with our stated compensation objectives. Messrs. Barrenechea, Doolittle, Davies, and Majzoub received an adjustment to their respective short-term incentive compensation during Fiscal 2017. Mr. Doolittle also received an adjustment to his total cash compensation during Fiscal 2017.
CEO Compensation
Mr. Barrenechea’s leadership of the company as CEO, including several transformative acquisitions, have both strengthened the market position of Open Text and delivered superior shareholder value. The Compensation Committee and the Board of Directors are committed to providing the CEO with a competitive compensation package which rewards outstanding performance, provides incentives for continued long term sustainable growth, and accomplishes the Board’s retention objectives.
To achieve these goals, Mr. Barrenechea’s annual compensation has been supplemented with a grant of performance-based equity. The structure of this grant is described in detail below in the section “Long Term Incentives - Long Term Equity Grants to CEO”.

The philosophy behind this grant is to align the CEO’s compensation with superior shareholder return, while accomplishing the long-term retention of the executive through its deferred vesting schedules. Its focus is on the long term strategic goals of the company and is targeted to pay above average compensation only for above average performance.
Aligning Officers' Interests with Shareholders' Interests
We believe that transparent, objective and easily verified corporate goals play an important role in creating and maintaining an effective compensation strategy for our Named Executive Officers. Our objective is to facilitate an increase in shareholder value, over the longer term, through the achievement of these corporate goals under the leadership of our Named Executive Officers working in conjunction with all of our valued employees.
We use a combination of fixed and variable compensation to motivate our executive officers to achieve our corporate goals. For Fiscal 2017, the basic components of our executive officer compensation program were:

•	Fixed pay;

•	Short-term incentives; and

•	Long-term incentives.
To ensure alignment of the interests of our executive officers with the interests of our shareholders, our executive officers have a significant proportion of compensation “at risk”. Compensation that is “at risk” means compensation that may or may not be paid to an executive officer depending on whether the Company and such executive officer is able to meet or exceed applicable performance targets. Short-term incentives and long-term incentives meet this definition of compensation which is at risk, and long-term incentives are an additional incentive used to promote the creation of longer-term shareholder value. In general, the greater the executive officer’s influence upon our financial or operational results, the higher is the risk/reward portion of his compensation.
The Compensation Committee annually considers the percentage of each Named Executive Officer's total compensation that is “at risk” depending on the Named Executive Officer's responsibilities and objectives.
The chart below provides the approximate percentage of target total compensation provided to each Named Executive Officer that was either fixed pay or “at risk” for Fiscal 2017:

Named Executive Officer	Fixed Pay Percentage (“Not At Risk”)	Short-Term Incentive Percentage (at 100% target) (“At Risk”)	Long-Term Incentive Percentage (at 100% target) (“At Risk”)
Mark J. Barrenechea	13%	16%	71%
John M. Doolittle	26%	27%	47%
Gordon A. Davies	20%	18%	62%
Muhi Majzoub	23%	21%	56%
George Schulze	39%	43%	18%
Steve Murphy	29%	29%	42%
Fixed Pay
Fixed pay includes:

•	Base salary;

•	Perquisites; and

•	Other benefits.
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
Short-Term Incentives
In Fiscal 2017, all of our Named Executive Officers participated in our short-term incentive plan, which is designed to motivate achievement of our short-term corporate goals. These short-term corporate goals are typically derived from our annual business plan which is prepared by management and approved by the Board and they usually focus on worldwide revenue targets and worldwide adjusted operating income targets. Awards made under the short-term incentive plan are made by way of cash payments only.
The amount of the short-term incentive payable to each Named Executive Officer, in general, is based on the ability of each Named Executive Officer to meet pre-established, qualitative and quantitative corporate objectives related to improving shareholder and company value, as applicable, which are reviewed and approved by the Compensation Committee and the Board. For all Named Executive Officers these objectives consist of worldwide revenues and worldwide adjusted operating income with the exception of Mr. Schulze. Due to his specific responsibilities relating to sales, which is primarily focused on cloud-based products, it was determined that it would be more appropriate for Mr. Schulze to participate in an incentivized sales commission plan with terms that correspond to the results achieved by his sales team. The objectives set for Mr. Schulze's sales commission plan consist of direct sales revenue and direct sales minimum contract value (direct sales MCV).
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
For Mr. Schulze's short-term incentive plan, direct sales revenue is the total commissionable revenue earned through Mr. Schulze's sales team, which has been recognized in the "Total Revenues" line of our audited income statement.
Direct sales MCV is the total projected commissionable incremental revenue earned through Mr. Schulze's sales team, as defined in a signed and written agreement between the Company and its customer. It represents the minimum amount of revenue that we expect to receive from a contract. For the purposes of calculating the achievement of this performance objective, we only consider MCV that is derived from new or incremental business earned through his direct sales team.

For Fiscal 2017, the following table illustrates the total short-term target awards for each Named Executive Officer, along with the associated weighting of the related performance measures.

Named Executive Officer	Total Target Award	Worldwide Revenues	Worldwide Adjusted Operating Income	Direct Sales Revenue	MCV
Mark J. Barrenechea	$1,185,000	50%	50%	N/A	N/A
John M. Doolittle	$446,612	50%	50%	N/A	N/A
Gordon A. Davies	$285,958	50%	50%	N/A	N/A
Muhi Majzoub	$324,500	50%	50%	N/A	N/A
George Schulze	$475,000	N/A	N/A	50%	50%
Steve Murphy	$600,000	50%	50%	N/A	N/A
For the short-term incentive award amounts that would be earned at each of threshold, target and maximum levels of performance, for applicable objectives, see “Grants of Plan-Based Awards for Fiscal 2017” below.
For each performance measure noted above, the Compensation Committee approves the total target award, and the Board applies a threshold and target level of performance. Where applicable, the Board also applies an objective formula for determining the percentage payout under awards for levels of performance above and below threshold and target. To the extent target performance is exceeded, the award will be proportionately greater. The threshold and target levels and payout formula are set forth below as well as actual performance and payout percentages achieved in Fiscal 2017. The Board has discretion to make positive or negative adjustments if it considers them to be reasonably appropriate; the Board rarely exercises this discretion.

Objectives (in millions)	Threshold Target	Target	Fiscal 2017 Actual (1)	% Target Actually Achieved	% of Payment per Fiscal 2017 Payout Table
Worldwide Revenues	$2,081	$2,312	$2,307	99.8%	100%
Worldwide Adjusted Operating Income	$638	$709	$741	104.5%	225%
Direct Sales Revenue	$564	$594	$594	100.0%	100%
Direct Sales MCV (2)	N/A	$220	$209	95.0%	N/A

(1)	Adjusted to remove the impact of foreign exchange and, in some cases, reflect certain adjustments relating to the aging of accounts receivable.

(2)
Direct sales MCV in this table is representative of achievement earned by Mr. Schulze and his direct sales team and is not representative of the total MCV achieved by the Company as a whole. Additionally, there is no threshold target for this performance measure. Payments under this performance measure are determined based on a graduated scale where every dollar MCV achieved results in a certain correlated performance payment. Additionally, because payments are based on a graduated scale, it is not meaningful to show a single percentage of payment per the Fiscal 2017 "MCV" payout table, as more than one percentage level could be applicable.

The tables below illustrate the percentage of the target awards that are paid to our Named Executives Officers, in accordance with our actual results achieved during Fiscal 2017.

Worldwide Revenues and Worldwide Adjusted Operating Income - Attainment and Corresponding Payment
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	—%	102%	150%
90 - 91%	15%	103%	175%
92 - 93%	40%	104%	200%
94 - 95%	55%	105%	225%
96 - 97%	70%	106%	250%
98 - 99%	85%	107%	275%
100%	100%	108% and above	300% cap
101%	125%
Formula:
Actual / Budget = % of Attainment		Example: an attainment of 102% results in a payment of 150%
In Fiscal 2017, rounded up, we achieved 100% of our worldwide revenue target and 105% of our worldwide adjusted operating income target. The “Worldwide Revenues and Worldwide Adjusted Operating Income Calculations” table above illustrates under the “% Attainment” column that an achievement of 100% of target for the worldwide revenue performance criteria results in an award payment of 100% of the target award amount and an achievement of 105% of target for the worldwide adjusted operating income performance criterion results in an award payment of 225% of the target award amount.

Direct Sales Revenue - Attainment and Corresponding Payment
% Attainment	% Payment	% Attainment	% Payment
0 - 94%	—%	99%	95%
95%	75%	100%	100%
96%	80%	101%	125%
97%	85%	102%	150%
98%	90%	103% and above	200% cap
In Fiscal 2017, Mr. Schulze achieved 100% of his direct sales revenue target. The “Direct Sales Revenue Calculation” table above illustrates under the “% Attainment” column that an achievement of 100% of target for the direct sales revenue performance criteria results in an award payment of 100% of the target award amount.

Direct Sales MCV - Attainment and Corresponding Payment
% Attainment	% Payment
0 - 100.01%	0.10794641%
100.01% - 120.01%	0.21589281%
120.01% - 150.01%	0.29685262%
150.01% and above	0.32383922%
In Fiscal 2017, Mr. Schulze achieved 95% of his direct sales MCV target. For direct sales MCV achieved up to, and including, the target amount of his direct sales MCV target, short-term incentive payments were paid at a rate of 0.10794641%, resulting in a payment of approximately $0.2 million.
 The actual short-term incentive award earned by each Named Executive Officer for Fiscal 2017 was determined in accordance with the formulas described above. We have set forth below for each Named Executive Officer the award amount actually paid for Fiscal 2017, and the percentage of target award amount represented by the actual award paid broken out by performance measure as follows:
Mark J. Barrenechea

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$592,500	$88,875	$592,500	100%
Worldwide Adjusted Operating Income	$592,500	$88,875	$1,333,125	225%
Total	$1,185,000	$177,750	$1,925,625	163%
John M. Doolittle

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$223,306	$33,496	$223,306	100%
Worldwide Adjusted Operating Income	$223,306	$33,496	$502,438	225%
Total	$446,612	$66,992	$725,744	163%

Gordon A. Davies

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$142,979	$21,447	$142,979	100%
Worldwide Adjusted Operating Income	$142,979	$21,447	$321,702	225%
Total	$285,958	$42,894	$464,681	163%
Muhi Majzoub

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$162,250	$24,338	$162,250	100%
Worldwide Adjusted Operating Income	$162,250	$24,338	$365,063	225%
Total	$324,500	$48,676	$527,313	163%
George Schulze

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Direct Sales Revenue	$237,500	$178,125	$237,500	100%
Direct Sales MCV	$237,500	N/A	$225,367	95%
Total	$475,000	N/A	$462,867	97%
Steve Murphy

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$300,000	$45,000	$238,846	80%
Worldwide Adjusted Operating Income	$300,000	$45,000	$268,846	90%
Total	$600,000	$90,000	$507,692	85%
Mr. Murphy received four payments based on his performance measures during Fiscal 2017. Due to his more direct influence on revenue generation, Mr. Murphy had calculations performed each quarter on quarterly revenue and margin achievements (versus annual target). As a result, his payouts were different from the payout of the other Named Executive Officers and the percentages illustrated under the payout tables above. Also as a result of his departure from the Company in May 2017, Mr. Murphy’s payout for the fourth quarter of Fiscal 2017 was calculated at a pro-rata portion of his quarterly target.
Long-Term Incentives
As with many North American technology companies, we have a general practice of granting variable long-term incentives to executive officers. Our long-term incentives represent a significant proportion of our executive officers’ total compensation, and its purpose is two-fold: (i) as a component of a competitive compensation package; and (ii) to align the interests of our executive officers with the interests of our shareholders. Grants are consistent with competitive market practice, and vesting occurs over time, to ensure alignment with our performance over the longer term. Usually a very high percentage of the long-term incentive is "at risk" and will not provide any compensation to the executive unless shareholders have received a positive return.
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
			Cliff vesting, generally three years after grant date.	Once vested, units will be settled in either Common Shares or cash, at the discretion of the Board. We expect to settle these awards in Common Shares.
Stock Options	25% of LTIP target award value
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
Fiscal 2019 LTIP
For each Named Executive Officer, other than Mr. Schulze, the compensation target under the Fiscal 2019 LTIP, was determined based on the Named Executive Officer's overall compensation and by their ability to influence our financial or operational performance.
The target compensation set for each Named Executive Officer under the Fiscal 2019 LTIP is comprised of three elements: PSUs, RSUs and stock options and represent 50%, 25% and 25%, respectively, of the Named Executive Officer’s total LTIP target award. The table below illustrates the target value of each element under the Fiscal 2019 LTIP for each Named Executive Officer.

Named Executive Officer	Performance Share Units	Restricted Share Units	Stock Options	Total
Mark J. Barrenechea	$2,565,000	$1,282,500	$1,282,500	$5,130,000
John M. Doolittle	$377,418	$188,709	$188,709	$754,836
Gordon A. Davies	$500,000	$250,000	$250,000	$1,000,000
Muhi Majzoub	$425,000	$212,500	$212,500	$850,000
George Schulze(1)	$—	$200,000	$—	$200,000
Steve Murphy (2)	$425,000	$212,500	$212,500	$850,000

(1)
Given Mr. Schulze’s position within the organization at the time that the Fiscal 2019 LTIP grants were made, Mr. Schulze was not eligible for PSU or option awards granted under this plan and was only awarded RSUs.

(2)	As a result of his departure from the Company, the grants made to Mr. Murphy under Fiscal 2019 LTIP are not eligible for vesting.
Awards granted in Fiscal 2017, under the Fiscal 2019 LTIP were in addition to the awards granted in Fiscal 2015 and Fiscal 2016, and prior years. For details of our previous LTIPs, see Item 11 of our Annual Report on Form 10-K for the appropriate year.
Fiscal 2019 LTIP - PSUs
With respect to our PSUs, we use relative TSR to benchmark the Company’s performance against the performance of the corporations comprising the constituents of the S&P Mid Cap 400 Software & Services Index (the Index). The Index is comprised of 400 U.S. public companies with unadjusted market capitalization of $1.2 billion to $5.1 billion and is a useful measure of the performance of mid-sized companies. Relative TSR is the sole measure for each Named Executive Officer's performance over the relevant three year period for the Fiscal 2019 LTIP with respect to PSUs. If over the three year period, the relative cumulative TSR of the Company compared to the cumulative TSR of the Index is greater than the 66th percentile, the relative TSR target will be achieved in full. If it is negative at the end of the three year period, no payout will be made. Otherwise, any target percentile achieved between 1% and 100% will be interpolated to determine a payout that can range from 1.5% to 150% of the target award based on the number of PSUs that were granted in connection with the Fiscal 2019 LTIP.

The amounts that may be realized for PSU awards under the Fiscal 2019 LTIP are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2017, and applied to the number of PSUs to be issued to the Named Executive Officers based on target level achievement.

Fiscal 2019 LTIP PSUs
Named Executive Officer	1.5% Achievement at June 30, 2019	100% Achievement at June 30, 2019	150% Achievement at June 30, 2019
Mark J. Barrenechea	$39,362	$2,624,128	$3,936,192
John M. Doolittle	$5,857	$390,465	$585,698
Gordon A. Davies	$7,674	$511,579	$767,369
Muhi Majzoub	$6,519	$434,621	$651,932
George Schulze(1)	$—	$—	$—
Steve Murphy (2)	N/A	N/A	N/A

(1)
Given Mr. Schulze’s position within the organization at the time that the Fiscal 2019 LTIP grants were made, Mr. Schulze was not eligible for PSU or option awards granted under this plan and was only awarded RSUs.

(2)	As a result of his departure from the Company, the grants made to Mr. Murphy under Fiscal 2019 LTIP are not eligible for vesting.
Fiscal 2019 LTIP - RSUs
RSUs vest over three years and do not have any specific performance-based vesting criteria. Provided the eligible employee remains employed throughout the vesting period, all RSUs granted shall become vested RSUs at the end of the Fiscal 2019 LTIP period.
The amounts that may be realized for RSU awards under the Fiscal 2019 LTIP are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2017, and applied to the number of equivalent RSUs to be issued to the Named Executive Officers.

Fiscal 2019 LTIP RSUs
Named Executive Officer	Value at June 30, 2017
Mark J. Barrenechea	$1,312,064
John M. Doolittle	$194,917
Gordon A. Davies	$255,474
Muhi Majzoub	$217,626
George Schulze	$204,379
Steve Murphy (1)	N/A

(1)	As a result of his departure from the Company, the grants made to Mr. Murphy under Fiscal 2019 LTIP are not eligible for vesting.
Fiscal 2019 LTIP - Stock Options
The stock options granted in connection with the Fiscal 2019 LTIP vest over four years, do not have any specific performance-based vesting criteria and, if not exercised, expire after seven years.
Other Long-Term Equity Grants
In addition to grants made in connection with the LTIP, from time to time, we may grant stock options and/or RSUs to new strategic hires and to our employees in recognition of their service, such as for promotions. Aside from the options granted to our CEO, as discussed below, we did not grant any other such awards to our NEO's during Fiscal 2017. Our RSUs and stock options vest over a specified contract date, typically over three and four years, respectively, and do not have any specific performance criteria. With respect to stock option grants, the Board will determine the following, based upon the recommendation of the Compensation Committee: the executive officers entitled to participate in our stock option plan, the number of options to be granted, and any other material terms and conditions of the stock option grant.
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
Long-Term Equity Grants to CEO
In connection with the Compensation Committee's review of competitive compensation and the review of Mr. Barrenechea's performance, as discussed earlier under "Competitive Compensation - CEO Compensation", on June 1, 2017, Mr. Barrenechea received a grant of stock options under the 2004 Stock Option Plan to purchase 600,000 Common Shares at an exercise price of $32.63 expiring seven years after the date of grant, and vesting subject to certain conditions provided that Mr. Barrenechea remains an employee.

Time Vested Options - Of these options granted to Mr. Barrenechea, options to purchase 200,000 Common Shares vest in accordance with the following schedule:

Date	Number of Options to Vest
June 1, 2020	66,667
June 1, 2021	66,667
June 1, 2022	66,666

Performance Vested Options - The balance of the options granted to Mr. Barrenechea to purchase 400,000 Common Shares are performance options that vest subject to exceeding a threshold target for the trading price of OpenText Common Shares of $44.05 and up to a target of $57.10 (representing absolute share growth between 35% and 75%) within five years commencing July 1, 2017. The targets required to be met for these performance options to vest are as follows:

50% Vesting - Performance options to purchase 200,000 Common Shares will vest if the average closing price (ACP) of OpenText Common Shares on NASDAQ for the trading days in any fiscal quarter commencing July 1, 2017 and ending June 30, 2022 exceeds $44.05.
50% - 100% Vesting - Performance options to purchase up to an additional 200,000 Common Shares will vest from time to time on a linear basis to the extent that the ACP for the trading days in any fiscal quarter commencing July 1, 2017 and ending June 30, 2022 exceeds a threshold target of $44.05 up to a maximum ACP of $57.10. The following vesting schedule illustrates the aggregate number of these additional performance options that would vest based on the ACP in the quarter:

Illustrative ACP	Aggregate Number of Options to Vest
$46.66	40,000
$49.27	80,000
$51.88	120,000
$54.49	160,000
$57.10	200,000

The number of Common Shares subject to additional performance options to vest would be equal to 200,000 multiplied by a fraction, the numerator of which is the excess (if any) of ACP in the quarter over $44.05 and the denominator of which is the excess of $57.10 over $44.05. To the extent that the ACP increased from time to time in any subsequent quarter in the five year vesting period, additional performance options would vest in accordance with this formula using the ACP for the prior quarter in which performance options vested in the numerator rather than $44.05. The aggregate number of Common Shares subject to vested performance options is limited to 200,000 in total. The calculation of ACP will be subject to general anti-dilution adjustments substantially similar to those provided for in the Stock Option Plan applicable to option exercise prices.
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
As of the date of this Annual Report on Form 10-K, Messrs. Barrenechea, Davies, Majzoub comply with the Share Ownership Guidelines for Fiscal 2017. Messrs. Doolittle and Schulze have only become subject to these guidelines within the past five years, and have five years from becoming subject to these guidelines to achieve the equity ownership guidelines required by his position.
Directors
With respect to non-management directors, both Common Shares and deferred stock units (DSUs) are counted towards the achievement of the Share Ownership Guidelines. Effective February 2, 2010, the Board adopted the Directors’ Deferred Share Unit Plan (DSU Plan), whereby any non-management director of the Company may elect to defer all or part of his or her retainer and/or fees in the form of common stock equivalents. As of the date of this Annual Report on Form 10-K, all non-management directors have exceeded the Share Ownership Guidelines applicable to them, which is three times their annual retainer, with the exception of Mr. Tinggren, who only recently joined as a member of our Board on February 25, 2017. For further details, see the table below titled “Director Compensation for Fiscal 2017”.
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

Summary Compensation Table
The following table sets forth summary information concerning the annual compensation of our Named Executive Officers. All numbers are rounded to the nearest dollar or whole share. Changes in exchange rates will impact payments illustrated below that are made in currencies other than the U.S. dollar. Any Canadian dollar payments included herein have been converted to U.S. dollars at an annual average rate of 0.754836, 0.755310, and 0.862713, for Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)		Total ($)
Mark J. Barrenechea	2017	$945,000	—	$3,233,360	$5,821,023	$1,925,625	N/A	$13,926	(5)	$11,938,934
Chief Executive Officer and Chief Technology Officer	2016	$945,000	—	$3,658,934	$1,283,437	$923,738	N/A	$22,082	(6)	$6,833,191
	2015	$847,000	—	$4,578,866	$8,923,671	$1,115,100	N/A	$38,352	(6)	$15,502,989

John M. Doolittle	2017	$415,160	—	$480,818	$190,968	$725,744	N/A	$10,133	(7)	$1,822,823
EVP, Chief Financial Officer	2016	$377,655	—	$560,347	$196,449	$295,326	N/A	$14,424	(6)	$1,444,201
	2015	$351,294	—	$1,233,432	$2,379,500	$339,334	N/A	$—	(8)	$4,303,560

Gordon A. Davies	2017	$314,012	—	$630,050	$250,270	$464,681	N/A	$—	(8)	$1,659,013
EVP, Chief Legal Officer and Corporate Development	2016	$314,209	—	$713,431	$250,169	$214,850	N/A	$15,276	(6)	$1,507,935
	2015	$358,889	—	$636,878	$202,466	$296,238	N/A	$17,774	(6)	$1,512,245

Muhi Majzoub	2017	$356,000	—	$535,825	$212,651	$527,313	N/A	$—	(8)	$1,631,789
EVP, Engineering	2016	$356,000	—	$606,276	$212,632	$243,398	N/A	$—	(8)	$1,418,306
	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(9)	N/A

George Schulze	2017	$425,000	—	$194,238	N/A	$462,867	N/A	$—	(8)	$1,082,105
Senior Vice President, Business Network Sales	2016	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(9)	N/A
	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(9)	N/A

Steve Murphy (10)	2017	$513,636	—	$535,825	$212,651	$507,692	N/A	$205,283	(11)	$1,975,087
Former President	2016	$297,727	—	$1,579,641	$1,834,275	$300,000	N/A	$—	(8)	$4,011,643
	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(9)	N/A

(1)
Performance Share Units (PSUs) and Restricted Share Units (RSUs) were granted pursuant to the Fiscal 2019 LTIP and other non- LTIP related grants. The amounts set forth in this column represent the aggregate grant date fair value, as computed in accordance with ASC Topic 718 “Compensation-Stock Compensation” (Topic 718). Grant date fair value may vary from the target value indicated in the table set forth above in the section “Fiscal 2019 LTIP”. For a discussion of the assumptions used in these valuations, see note 12 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. For the maximum value that may be received under the PSU awards by each Named Executive Officer, see the “Maximum” column under “Estimated Future Payouts under Equity Incentive Plan Awards” under the “Grants of Plan-Based Awards in Fiscal 2017” table below.

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

(3)	The amounts set forth in this column for Fiscal 2017 represent payments under the short-term incentive plan.

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

(6)
For details of the amounts of fees or expenses we paid or reimbursed please refer to Summary Compensation Table in Item 11 of our Annual Report on Form 10-K for the corresponding fiscal years ended June 30, 2016 and June 30, 2015.

(7)	Represents amounts we paid or reimbursed for:
a.    Taxable benefit on annual sales event ($6,029);
b.     Life Insurance ($3,599); and
b.    Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Doolittle.

(8)	The total value of all perquisites and personal benefits for this Named Executive Officer was less than $10,000, and, therefore, excluded.

(9)	The executive officer was not a Named Executive Officer during the fiscal year, and, therefore compensation details have been excluded.

(10)	The amounts set forth for Mr. Murphy represent a prorated amount based on Mr. Murphy's employment with the Company until his departure in May 2017.

(11)	Represents amounts we paid or reimbursed for:
a.    Vacation and severance payable as a result of Mr. Murphy's departure from the Company in May 2017 ($204,824); and
b.    Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Murphy.

Grants of Plan-Based Awards in Fiscal 2017
The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during Fiscal 2017.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Options (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)	($/share)	Awards ($)
Mark J. Barrenechea	July 29, 2016	$177,750	$1,185,000	$3,555,000	196,560	$29.75	$1,283,743
	June 1, 2017				600,000	$32.63	$4,537,280
John M. Doolittle	July 29, 2016	$66,992	$446,612	$1,339,836	29,240	$29.75	$190,968
Gordon A. Davies	July 29, 2016	$42,894	$285,958	$857,874	38,320	$29.75	$250,270
Muhi Majzoub	July 29, 2016	$48,676	$324,500	$973,500	32,560	$29.75	$212,651
George Schulze(6)	N/A	N/A	$475,000	N/A	—	N/A	N/A
Steve Murphy	July 29, 2016	$90,000	$600,000	$1,800,000	32,560	$29.75	$212,651

		Estimated Future Payouts Under Equity Incentive Plan Awards (4)			All Other Stock Awards: Number of Securities Underlying (5)	Grant Date Fair Value of Stock (3)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Stock (#)	Awards ($)
Mark J. Barrenechea	August 14, 2016	1,248	83,200	124,800	41,600	$3,233,360
John M. Doolittle	August 14, 2016	186	12,380	18,570	6,180	$480,818
Gordon A. Davies	August 14, 2016	243	16,220	24,330	8,100	$630,050
Muhi Majzoub	August 14, 2016	207	13,780	20,670	6,900	$535,825
George Schulze(6)	August 14, 2016	—	—	—	6,480	$194,238
Steve Murphy(7)	August 14, 2016	N/A	N/A	N/A	N/A	N/A

(1)
Represents the threshold, target and maximum estimated payouts under our short-term incentive plan for Fiscal 2017. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Short-Term Incentives” above.

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

(4)
Represents the threshold, target and maximum estimated payouts under our Fiscal 2019 LTIP PSUs. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - Fiscal 2019 LTIP” above.

(5)
Represents the estimated payouts under our Fiscal 2019 LTIP RSUs and other non-LTIP related RSUs granted in Fiscal 2017. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - Fiscal 2019 LTIP” above.

(6)
Mr. Schulze is evaluated on (i) direct sales revenue and (ii) direct sales MCV. With respect to direct sales MCV, there is no threshold or maximum level of payment. Mr. Schulze was awarded RSUs only, as he was previously a direct report of Mr. Murphy, who is now no longer with the Company. Given Mr. Schulze’s position within the organization at the time that the Fiscal 2019 LTIP grants were made, Mr. Schulze was not eligible for PSU or option awards granted under this plan.

(7)	As a result of his departure from the Company, the grants made to Mr. Murphy under Fiscal 2019 LTIP are not eligible for vesting.

Outstanding Equity Awards at End of Fiscal 2017
The following table sets forth certain information regarding outstanding equity awards held by each Named Executive Officer as of June 30, 2017, other than Mr. Murphy who held no equity awards as of such date.

		Option Awards (1)						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Non- exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#) (3)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (3)
Mark J. Barrenechea	February 3, 2012	1,330,246	—	$15.09	February 3, 2019
	May 3, 2012	200,000	—	$13.11	May 3, 2019
	November 2, 2012	90,738	—	$13.19	November 2, 2019
	August 2, 2013	101,406	33,802	$16.58	August 2, 2020
	August 1, 2014	63,872	63,868	$27.83	August 1, 2021
	January 29, 2015	—	400,000	$27.09	January 29, 2022
	January 29, 2015	—	800,000	$27.09	January 29, 2022
	July 31, 2015	57,100	171,300	$22.87	July 31, 2022
	July 29, 2016	—	196,560	$29.75	July 29, 2023
	June 1, 2017	—	600,000	$32.63	June 1, 2024
	September 4, 2014					36,640	$1,155,626
	September 4, 2014							73,300	$2,311,882
	January 29, 2015					20,000	$630,800
	August 23, 2015					65,820	$2,075,963
	August 23, 2015							131,640	$4,151,926
	August 14, 2016					41,600	$1,312,064
	August 14, 2016							83,200	$2,624,128

John M. Doolittle	September 8, 2014	150,000	150,000	$28.65	September 8, 2021
	September 8, 2014	13,832	13,828	$28.65	September 8, 2021
	July 31, 2015	8,740	26,220	$22.87	July 31, 2022
	July 29, 2016	—	29,240	$29.75	July 29, 2023
	September 8, 2014					8,332	$262,791
	September 8, 2014					7,060	$222,672
	September 8, 2014							14,100	$444,714

	August 23, 2015					10,080	$317,923
	August 23, 2015							20,160	$635,846
	August 14, 2016					6,180	$194,917
	August 14, 2016							12,380	$390,465

Gordon A. Davies	August 2, 2013	—	8,072	$16.58	August 2, 2020
	August 1, 2014	—	14,308	$27.83	August 1, 2021
	July 31, 2015	—	33,390	$22.87	July 31, 2022
	July 29, 2016	—	38,320	$29.75	July 29, 2023
	September 4, 2014					8,220	$259,259
	September 4, 2014							16,420	$517,887
	August 23, 2015					12,840	$404,974
	August 23, 2015							25,660	$809,316
	August 14, 2016					8,100	$255,474
	August 14, 2016							16,220	$511,579

Muhi Majzoub	June 11, 2012	100,000	—	$11.68	June 11, 2019
	November 2, 2012	18,788	—	$13.19	November 2, 2019
	August 2, 2013	15,748	5,248	$16.58	August 2, 2020
	August 1, 2014	11,572	11,568	$27.83	August 1, 2021
	July 31, 2015	9,460	28,380	$22.87	July 31, 2022
	July 29, 2016	—	32,560	$29.75	July 29, 2023
	September 4, 2014					6,640	$209,426
	September 4, 2014							13,280	$418,851
	August 23, 2015					10,900	$343,786
	August 23, 2015							21,820	$688,203
	August 14, 2016					6,900	$217,626
	August 14, 2016							13,780	$434,621

George Schulze	January 27, 2014	90,000	30,000	$25.04	January 27, 2021
	September 4, 2014					8,210	$256,105
	August 23, 2015					10,260	$323,600
	August 14, 2016					6,480	$204,379

Steve Murphy	February 11, 2016							11,076	$349,337

(1)
Options in the table above vest annually over a period of 4 years starting from the date of grant, with the exception of 1,200,000 options granted to the CEO in Fiscal 2015 and 600,000 options granted to the CEO in Fiscal 2017. For additional detail, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - Long-Term Equity Grants to CEO” above and under Item 11 of our Annual Report on Form 10-K for Fiscal 2015.

(2)
Represents each Named Executive Officer's target number of RSUs granted pursuant to the Fiscal 2017, Fiscal 2018, and Fiscal 2019 LTIPs and other RSU grants, which vest upon the schedules described above in "Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long Term Incentives". These amounts illustrate the market value as of June 30, 2017 based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $31.54.

(3)
Represents each Named Executive Officer's target number of PSUs granted pursuant to the Fiscal 2017, Fiscal 2018, and Fiscal 2019 LTIPs, which vest upon the schedules described above in "Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long Term Incentives", and the market value as of June 30, 2017 based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $31.54.

As of June 30, 2017, options to purchase an aggregate of 8,977,830 Common Shares had been previously granted and are outstanding under our stock option plans, of which 3,736,180 Common Shares were vested. Options to purchase an additional 11,864,002 Common Shares remain available for issuance pursuant to our stock option plans. Our outstanding options pool represents 3.4% of the Common Shares issued and outstanding as of June 30, 2017.
During Fiscal 2017, the Company granted options to purchase 2,278,974 Common Shares or 0.9% of the Common Shares issued and outstanding as of June 30, 2017.

Option Exercises and Stock Vested in Fiscal 2017
The following table sets forth certain details with respect to each of the Named Executive Officers concerning the exercise of stock options and vesting of stock in Fiscal 2017:

		Option Awards	Stock Awards (3)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Mark J. Barrenechea	—	$—	129,020	$4,257,483
John M. Doolittle	—	$—	8,334	$264,354
Gordon A. Davies	63,270	$871,641	26,044	$850,857
Muhi Majzoub	40,000	$891,400	16,928	$553,038
George Schulze	—	$—	—	$—
Steve Murphy	84,840	$836,098	40,000	$1,328,400

(1)	“Value realized on exercise” is the excess of the market price, at date of exercise, of the shares underlying the options over the exercise price of the options.

(2)	“Value realized on vesting” is the market price of the underlying Common Shares on the vesting date.

(3)
Relates to (i) the vesting of PSUs and RSUs under our Fiscal 2016 LTIP, and (ii) the vesting of RSUs for Messrs. Barrenechea, Doolittle and Murphy in accordance with the terms of their respective contractual agreements.

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
No Change in Control

No change in control
		Base	Short term incentives (1)	LTIP (2)	Non-LTIP RSUs	Options (3)	Employee and Medical Benefits (4)
Mark J. Barrenechea	Termination without cause or Change in relationship	24 months	24 months	Prorated	100% Vested	Vested	24 months(5)
John M. Doolittle	Termination without cause or Change in relationship	12 months	12 months	Prorated	100% Vested	Vested	12 months
Gordon A. Davies	Termination without cause or Change in relationship	12 months	12 months	Prorated	N/A	Vested	12 months
Muhi Majzoub	Termination without cause or Change in relationship	12 months	12 months	Prorated	N/A	Vested	12 months
George Schulze	Termination without cause or Change in relationship	12 months	12 months	Prorated	N/A	Vested	12 months
Steve Murphy	Termination without cause or Change in relationship	12 months	12 months	Prorated	100% Vested	Vested	12 months

(1)	Assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred.

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

(5)
In accordance with the terms of his employment agreement, as amended, Mr. Barrenechea is entitled to participate until the age of 65 in healthcare benefits substantially similar to  what he currently receives as Chief Executive Officer of the Company. These benefits will be provided at the cost of the Company, provided that Mr. Barrenechea continues to be responsible for funding an amount that is equal to his employee contribution as Chief Executive Officer, unless he becomes employed elsewhere, at which point this benefit will terminate. In the event that the employee or company contribution funding increases, Mr. Barrenechea would be responsible for that increase.

Within 12 Months of a Change in Control

Within 12 Months of a Change in Control
		Base	Short term incentives (1)	LTIP	Non-LTIP RSUs	Options (2)	Employee and Medical Benefits (3)
Mark J. Barrenechea	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	100% Vested	24 months(4)
John M. Doolittle	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	100% Vested	24 months
Gordon A. Davies	Termination without cause or Change in relationship	24 months	24 months	100% Vested	N/A	100% Vested	24 months
Muhi Majzoub	Termination without cause or Change in relationship	24 months	24 months	100% Vested	N/A	100% Vested	24 months
George Schulze	Termination without cause or Change in relationship	12 months	12 months	100% Vested	N/A	24 months continued vesting	12 months

(1)	Assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred.

(2)	For a period of 90 days following the termination date, the Named Executive Officer has the right to exercise all options which are deemed to have vested as of the date of termination.

(3)	Employee and medical benefits provided to each Named Executive Officer immediately prior to the occurrence of the trigger event.

(4)
In accordance with the terms of his employment agreement, as amended, Mr. Barrenechea is entitled to participate until the age of 65 in healthcare benefits substantially similar to  what he currently receives as Chief Executive Officer of the Company. These benefits will be provided at the cost of the Company, provided that Mr. Barrenechea continues to be responsible for funding an amount that is equal to his employee contribution as Chief Executive Officer, unless he becomes employed elsewhere, at which point this benefit will terminate. In the event that the employee or company contribution funding increases, Mr. Barrenechea would be responsible for that increase.

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
Quantitative Estimates of Payments upon Termination or Change in Control
Further information regarding payments to our Named Executive Officers in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each Named Executive Officer would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on June 30, 2017. Amounts (i) potentially payable under plans which are generally available to all salaried employees, such as life and disability insurance, and (ii) earned but unpaid, in both cases, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our Common Shares of $31.54 per share as reported on the NASDAQ on June 30, 2017, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:

•	Payments in Canadian dollars included herein are converted to U.S. dollars using an exchange rate, as of June 30, 2017, of 0.754836; and

•	The salary and incentive payments are calculated based on the amounts of salary and incentive payments which were payable to each Named Executive Officer as of June 30, 2017; and

•
Payments under the LTIPs are calculated as though 100% of Fiscal 2019 LTIP (granted in Fiscal 2017), Fiscal 2018 LTIP (granted in Fiscal 2016), and Fiscal 2017 LTIP (granted in Fiscal 2015) have vested with respect to a termination without cause or change in relationship following a change in control event, and as though a pro-rated amount have vested with respect to no change in control event.

Actual payments made at any future date may vary, including the amount the Named Executive Officer would have accrued under the applicable benefit or compensation plan as well as the price of our Common Shares.

Named Executive Officer		Salary ($)	Short-term Incentive Payment ($)	Gain on Vesting of LTIP and Non-LTIP RSUs ($)	Gain on Vesting of Stock Options ($)	Employee Benefits ($)		Total ($)
Mark J. Barrenechea	Termination Without Cause / Change in Relationship with no Change in Control	$1,890,000	$2,370,000	$7,849,210	$—	$27,852	(2)	$12,137,062
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,890,000	$2,370,000	$14,262,388	$7,919,642	$27,852		$26,469,882
John M. Doolittle	Termination Without Cause / Change in Relationship with no Change in Control	$415,160	$446,611	$1,497,433	$—	$17,131		$2,376,335
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$830,320	$893,223	$2,469,330	$753,130	$34,262		$4,980,265
Gordon A. Davies	Termination Without Cause / Change in Relationship with no Change in Control	$314,012	$285,957	$1,503,163	$—	$16,745		$2,119,877
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$628,024	$571,914	$2,758,488	$532,334	$33,490		$4,524,250
Muhi Majzoub	Termination Without Cause / Change in Relationship with no Change in Control	$356,000	$324,500	$1,246,992	$—	$11,402		$1,938,894
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$712,000	$649,000	$2,312,513	$426,114	$22,804		$4,122,431
George Schulze	Termination Without Cause / Change in Relationship with no Change in Control	$425,000	$475,000	$447,005	$—	$3,564		$1,350,569
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$425,000	$475,000	$784,084	$195,000	$3,564		$1,882,648
Steve Murphy(1)	Termination Without Cause / Change in Relationship with no Change in Control	$600,000	$657,692	$743,834	$—	$2,136		$2,003,662

(1)	The amounts set forth for Mr. Murphy represent the actual amounts to be paid as a result of his departure from the Company on May 8, 2017, in accordance with his termination agreement.

(2)
In accordance with the terms of his employment agreement, as amended, Mr. Barrenechea is entitled to participate until the age of 65 in healthcare benefits substantially similar to  what he currently receives as Chief Executive Officer of the Company. These benefits will be provided at the cost of the Company, provided that Mr. Barrenechea continues to be responsible for funding an amount that is equal to his employee contribution as Chief Executive Officer, unless he becomes employed elsewhere, at which point this benefit will terminate. In the event that the employee or company contribution funding increases, Mr. Barrenechea would be responsible for that increase.

Director Compensation for Fiscal 2017
The following table sets forth summary information concerning the annual compensation received by each of the non-management directors of OpenText for the fiscal year ended June 30, 2017.

	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
P. Thomas Jenkins (3)	$—	$564,838	$—	$—	N/A	$—		$564,838
Randy Fowlie (4)	$63,750	$320,000	$—	$—	N/A	$—		$383,750
Gail E. Hamilton (5)	$87,000	$249,746	$—	$—	N/A	$—		$336,746
Brian J. Jackman (6)	$77,000	$244,820	$—	$—	N/A	$—		$321,820
Stephen J. Sadler (7)	$2,000	$311,385	$—	$—	N/A	$785,470	(12)	$1,098,855
Michael Slaunwhite (8)	$8,750	$346,404	$—	$—	N/A	$—		$355,154
Katharine B. Stevenson (9)	$—	$339,038	$—	$—	N/A	$—		$339,038
Carl Jurgen Tinggren (10)	$47,500	$131,766	$—	$—	N/A	$—		$179,266
Deborah Weinstein (11)	$—	$349,486	$—	$—	N/A	$—		$349,486

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

(2)
The amounts set forth in this column represents the amount recognized as the aggregate grant date fair value of equity-based compensation awards, inclusive of DSU dividend equivalents, as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards. For a discussion of the assumptions used in this valuation, see note 12 “Share Capital, Option Plan and Share-based Payments” to our consolidated financial statements. In Fiscal 2017, Messrs. Jenkins, Fowlie, Jackman, Sadler, and Slaunwhite and Mses. Hamilton, Stevenson and Weinstein received 18,323, 10,309, 7,894, 10,031, 11,122, 8,047, 10,894, and 11,219 DSUs, respectively.

(3)	As of June 30, 2017, Mr. Jenkins holds no options and 75,153 DSUs. Mr. Jenkins serves as Chairman of the Board.

(4)	As of June 30, 2017, Mr. Fowlie holds no options and 68,869 DSUs.

(5)	As of June 30, 2017, Ms. Hamilton holds no options and 54,441 DSUs.

(6)	As of June 30, 2017, Mr. Jackman holds 22,000 options and 44,048 DSUs.

(7)	As of June 30, 2017, Mr. Sadler holds no options and 63,753 DSUs.

(8)	As of June 30, 2017, Mr. Slaunwhite holds no options and 79,522 DSUs.

(9)	As of June 30, 2017, Ms. Stevenson holds no options and 61,272 DSUs.

(10)	As of June 30, 2017, Mr. Tinggren holds no options and 3,841 DSUs.

(11)	As of June 30, 2017, Ms. Weinstein holds no options and 74,965 DSUs.

(12)
During Fiscal 2017, Mr. Sadler received $785,470 in consulting fees, paid or payable in cash, for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Directors who are salaried officers or employees receive no compensation for serving as directors. Mr. Barrenechea was the only employee director in Fiscal 2017. The material terms of our director compensation arrangements are as follows:

Description	Amount and Frequency of Payment
Annual Chairman retainer fee payable to the Chairman of the Board	$200,000 per year payable following our Annual General Meeting

Annual retainer fee payable to each non-management director	$60,000 per director payable following our Annual General Meeting

Annual Independent Lead Director fee payable to the Independent Lead Director	$25,000 payable following our Annual General Meeting

Annual Audit Committee retainer fee payable to each member of the Audit Committee	$25,000 per year payable at $6,250 at the beginning of each quarterly period.

Annual Audit Committee Chair retainer fee payable to the Chair of the Audit Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Compensation Committee retainer fee payable to each member of the Compensation Committee	$15,000 per year payable at $3,750 at the beginning of each quarterly period.

Annual Compensation Committee Chair retainer fee payable to the Chair of the Compensation Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Corporate Governance Committee retainer fee payable to each member of the Corporate Governance Committee	$8,000 per year payable at $2,000 at the beginning of each quarterly period.

Annual Corporate Governance Committee Chair retainer fee payable to the Chair of the Corporate Governance Committee	$6,000 per year payable at $1,500 at the beginning of each quarterly period.

The Board has adopted a DSU Plan which is available to any non-management director of the Company. In Fiscal 2017, certain directors elected to receive DSUs instead of a cash payment for his or her directors’ fees. In addition to the scheduled fee arrangements set forth in the table above, whether paid in cash or DSUs, non-management directors also receive an annual DSU grant representing the long term component of their compensation. The amount of the annual DSU grant is discretionary; however, historically, the amount of this grant has been determined and updated on a periodic basis with the assistance of the Compensation Committee and the compensation consultant and benchmarked against director compensation for comparable companies. DSUs granted as compensation for directors fees vest immediately whereas the annual DSU grant vests at the Company’s next annual general meeting. No DSUs are payable by the Company until the director ceases to be a member of the Board.
As with its employees, the Company believes that granting compensation to directors in the form of equity, such as DSUs, promotes a greater alignment of long-term interests between directors of the Company and the shareholders of the Company. During Fiscal 2017, no stock options were granted to non-management directors and the Company has taken the position that non-management directors will receive DSUs instead of stock options where granting of equity awards is appropriate. All non-management directors have exceeded the Share Ownership Guidelines applicable to them, which is three times their annual retainer, with the exception of Mr. Tinggren, who only recently joined as a member of our Board on February 25, 2017. For further details of our Share Ownership Guidelines as they relate to directors, see “Share Ownership Guidelines” above.
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
All of our directors are kept informed of our business through open discussions with our management team, including our CEO, who serves on our Board. The Board also receives documents, such as quarterly and periodic management reports and financial statements, as well our directors have access to all books, records and reports upon request, and members of management are available at all times to answer any questions which Board members may have.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information as of June 30, 2017 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of approximately 5% or more of our outstanding Common Shares, (ii) each director of our Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.
The number and percentage of shares beneficially owned as exhibited in Item 12 is based on filings made in accordance with the rules of the SEC, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting or investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of June 30, 2017. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo, Ontario, Canada, N2L 0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
Caisse de Depot et Placement du Quebec (1) 1000 Place Jean-Paul Riopelle, Montreal H2Z 2B3	17,556,800	6.65%
Jarislowsky, Fraser Ltd. (1) 1010 Sherbrooke St. West, Montreal QC H3A 2R7	17,149,056	6.49%
FMR LLC (1) 245 Summer Street, Boston, Massachusetts 02210	13,630,775	5.16%
P. Thomas Jenkins (2)	4,263,595	1.59%
Mark J. Barrenechea (3)	2,261,700	*
Michael Slaunwhite (4)	506,172	*
Randy Fowlie (5)	289,519	*
Muhi Majzoub (6)	232,584	*
Stephen J. Sadler (7)	207,203	*
John M. Doolittle (8)	196,744	*
Brian J. Jackman (9)	131,898	*
Katharine B. Stevenson (10)	110,912	*
George Schulze (11)	90,000	*
Deborah Weinstein (12)	88,415	*
Gordon A. Davies (13)	81,106	*
Gail E. Hamilton (14)	61,891	*
Carl Jürgen Tinggren (15)	3,841	*
All executive officers and directors as a group (16)	8,922,030	3.34%

*	Less than 1%

(1)
Information regarding the shares outstanding is based on information filed in Schedule 13G, 13F, or Schedule 13G/A with the SEC. The percentage of Common Shares outstanding is calculated using the total shares outstanding as of June 30, 2017.

(2)	Includes 4,198,104 Common Shares owned, and 65,491 deferred stock units (DSUs) which are exercisable.

(3)	Includes 246,362 Common Shares owned, 1,843,362 options which are exercisable, and 171,976 options which will become exercisable within 60 days of June 30, 2017.

(4)	Includes 433,200 Common Shares owned, and 72,972 DSUs which are exercisable.

(5)	Includes 227,200 Common Shares owned, and 62,319 DSUs which are exercisable.

(6)	Includes 48,384 Common Shares owned, 155,568 options which are exercisable, and 28,632 options which will become exercisable within 60 days of June 30, 2017.

(7)	Includes 150,000 Common Shares owned and 57,203 DSUs which are exercisable.

(8)	Includes 8,122 Common Shares owned, 172,572 options which are exercisable, and 16,050 options which will become exercisable within 60 days of June 30, 2017.

(9)	Includes 72,400 Common Shares owned, 22,000 options which are exercisable, and 37,498 DSUs which are exercisable.

(10)	Includes 56,190 Common Shares owned, and 54,722 DSUs which are exercisable.

(11)	Includes 90,000 options which are exercisable.

(12)	Includes 20,000 Common Shares owned, and 68,415 DSUs which are exercisable.

(13)	Includes 45,170 Common Shares owned, and 35,936 options which will become exercisable within 60 days of June 30, 2017.

(14)	Includes 14,000 Common Shares owned, and 47,891 DSUs which are exercisable.

(15)	Includes 3,841 DSUs which are exercisable.

(16)
Includes 5,566,256 Common Shares owned, 2,574,856 options which are exercisable, and 310,566 options which will become exercisable within 60 days of June 30, 2017, and 470,352 DSUs which are exercisable.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth summary information relating to our various stock compensation plans as of June 30, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	8,977,830	$24.57	11,864,002
Equity compensation plans not approved by security holders :
Under deferred stock unit awards	525,864	N/A	—
Under performance stock unit awards	512,856	N/A	—
Under restricted stock unit awards	923,869	N/A	—
Total	10,940,419	N/A	11,864,002
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
The Board has determined that all directors, except Messrs. Barrenechea and Sadler, meet the independence requirements under the NASDAQ Listing Rules and qualify as “independent directors” under those Listing Rules. Mr. Barrenechea is not considered independent by virtue of being our Chief Executive Officer and Chief Technology Officer. See “Transactions with Related Persons” below with respect to payments made to Mr. Sadler. Each of the members of our Compensation Committee, Audit Committee and Corporate Governance and Nominating Committee is an independent director.
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

During Fiscal 2017, Mr. Sadler received approximately CAD $1.0 million in consulting fees from OpenText (equivalent to $0.8 million USD), inclusive of CAD $980 thousand bonus fees for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Item 14.	Principal Accountant Fees and Services
The aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for Fiscal 2017 and Fiscal 2016 were:

	Year ended June 30,
(In thousands)	2017	2016
Audit fees (1)	$4,269	$3,935
Audit-related fees (2)	166	—
Tax fees (3)	98	35
All other fees (4)	9	—
Total	$4,542	$3,970

(1)
Audit fees were primarily for professional services rendered for (a) the annual audits of our consolidated financial statements and the accompanying attestation report regarding our ICFR contained in our Annual Report on Form 10-K, (b) the review of quarterly financial information included in our Quarterly Reports on Form 10-Q, (c) audit services related to mergers and acquisitions and offering documents, and (d) annual statutory audits where applicable.

(2)	Audit-related fees were primarily for assurance and related services, such as the review of non-periodic filings with the SEC.

(3)	Tax fees were for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.

(4)	All other fees consist of fees for services other than the services reported in audit fees, audit-related fees, and tax fees.

OpenText's Audit Committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from our independent registered public accounting firm be approved in advance by the Audit Committee or a delegate of the Audit Committee. The Audit Committee has delegated the pre-approval responsibility to the Chair of the Audit Committee. All services that KPMG LLP provided to us in Fiscal 2017 and Fiscal 2016 have been pre-approved by the Audit Committee.
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

2.5	Agreement and Plan of Merger, dated as of December 5, 2014, by and among Open Text Corporation, Asteroid Acquisition Corporation and Actuate. (24)
2.6	Agreement and Plan of Merger, dated September 12, 2016, by and among Open Text Corporation, EMC Corporation, EMC International Company, and EMC (Benelux) B.V. (26)
3.1	Articles of Amalgamation of the Company. (1)
3.2	Articles of Amendment of the Company. (1)
3.3	Articles of Amendment of the Company. (1)
3.4	Articles of Amalgamation of the Company. (1)
3.5	Articles of Amalgamation of the Company, dated July 1, 2001. (2)
3.6	Articles of Amalgamation of the Company, dated July 1, 2002. (3)
3.7	Articles of Amalgamation of the Company, dated July 1, 2003. (4)
3.8	Articles of Amalgamation of the Company, dated July 1, 2004. (5)
3.9	Articles of Amalgamation of the Company, dated July 1, 2005. (6)
3.10	Articles of Continuance of the Company, dated December 29, 2005. (7)
3.11	By-Law 1 of Open Text Corporation. (19)
4.1	Form of Common Share Certificate. (1)

4.2	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 23, 2016. (19)
4.3
Registration Rights Agreement, dated as of November 4, 2013, by and among Open Text Corporation and the principal stockholders named therein, and for the benefit of the holders (as defined therein). (20)

4.4
Indenture, dated as of January 15, 2015, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon (as successor to Citibank, N.A.), as U.S. trustee, and BNY Trust Company of Canada (as successor to Citi Trust Company Canada), as Canadian trustee (including form of 5.625% Senior Notes due 2023). (27)

4.5
Indenture, dated as of May 31, 2016, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (including form of 5.875% Senior Notes due 2026). (31)

4.6
Supplemental Indenture, dated as of December 9, 2016, to the Indenture governing 5.625% Senior Notes due 2023, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee. (32)

4.7
Supplemental Indenture, dated as of December 9, 2016, to the Indenture governing 5.875% Senior Notes due 2026, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee. (32)

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

10.6*	OpenText Corporation 2004 Stock Option Plan, as amended and restated September 26, 2016. (15)
10.7*	OpenText Corporation Long-Term Incentive Plan 2015 for eligible employees, effective October 3, 2012. (16)
10.8*	Employment Agreement, dated October 30, 2012 between Mark Barrenechea and the Company. (16)
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

10.20*	Employment Agreement, dated October 13, 2014, between David Jamieson and the Company. (28)
10.21*	Employment Agreement, dated December 21, 2015, among the Company, Open Text Inc. and Stephen F. Murphy. (29)

10.22*	Amended and Restated Employee Stock Purchase Plan (30)
10.23
Repricing Amendment and Amendment No. 2 dated as of February 22, 2017 to Credit Agreement, by and among Open Text Corporation, as guarantor, Open Text GXS ULC, as borrower, the other guarantors party thereto, each of the lenders party thereto and Barclays Bank PLC, as administrative agent. (33)

10.24
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of May 5, 2017, among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, and Barclays Bank PLC, as sole administrative agent and collateral agent. (34)

10.25*
Amendment No. 3 to the Employment Agreement between Mark J. Barrenechea and the Company dated June 1, 2017 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012). (35)

10.26*	Employment Agreement, dated January 2, 2014, between George Schulze and the Company
12.1	Statement of Computation of Ratios of Earnings to Combined Fixed Charges and Preferences
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

(2)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 27, 2005 and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on February 3, 2006 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 12, 2006 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 26, 2008 and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on April 30, 2010 and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on November 9, 2011 and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on February 2, 2012 and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 3, 2012 and incorporated herein by reference.

(15)	Filed as an exhibit to the Company's Registration Statement on Form S-8, as filed with the SEC on November 3, 2016, and incorporated herein by reference.

(16)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 1, 2012 and incorporated herein by reference.

(17)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on January 25, 2013 and incorporated herein by reference.

(18)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 1, 2013 and incorporated herein by reference.

(19)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on September 23, 2016 and incorporated herein by reference.

(20)	Filed as an Exhibit to the Company's Current Report on Form 8-K/A, as filed with the SEC on November 6, 2013 and incorporated herein by reference.

(21)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on December 20, 2013 and incorporated herein by reference.

(22)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on January 16, 2014 and incorporated herein by reference.
(23)Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on July 31, 2014 and incorporated herein by reference.

(24)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on December 5, 2014 and incorporated herein by reference.
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
(28) Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on July 29, 2015 and incorporated herein by reference.
(29) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on December 24, 2015 and incorporated herein by reference.
(30) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on October 2, 2015 and incorporated herein by reference.
(31) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 31, 2016 and incorporated herein by reference.
(32) Filed as an Exhibit to the Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-3, as filed with the SEC on December 12, 2016 and incorporated herein by reference.
(33) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on February 22, 2017 and incorporated herein by reference.
(34) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on May 8, 2017 and incorporated herein by reference.
(35) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on June 6, 2017 and incorporated herein by reference.

Item 16.    Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Open Text Corporation

We have audited the accompanying consolidated balance sheets of Open Text Corporation as of June 30, 2017 and June 30, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Open Text Corporation as of June 30, 2017 and June 30, 2016, and its consolidated results of operations and its consolidated cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Open Text Corporation’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 2, 2017 expressed an unqualified opinion on the effectiveness of Open Text Corporation’s internal control over financial reporting.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada
August 2, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Open Text Corporation

We have audited Open Text Corporation’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Open Text Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Open Text Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Open Text Corporation acquired certain assets and liabilities of the Enterprise Content Division of Dell-EMC (ECD Business) during Fiscal 2017, and management excluded from its assessment of the effectiveness of Open Text Corporation’s internal control over financial reporting as of June 30, 2017, ECD Business’ internal control over financial reporting associated with total assets of $1.7 billion (of which $1.6 billion represents goodwill and net intangible assets included within the scope of the assessment) and total revenues of $193 million included in the consolidated financial statements of Open Text Corporation as of and for the year ended June 30, 2017. Our audit of internal control over financial reporting of Open Text Corporation also excluded an evaluation of the internal control over financial reporting of ECD Business.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Open Text Corporation as of June 30, 2017 and June 30, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2017, and our report dated August 2, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada
August 2, 2017

OPEN TEXT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	June 30, 2017	June 30, 2016
ASSETS
Cash and cash equivalents	$443,357	$1,283,757
Short-term investments	—	11,839
Accounts receivable trade, net of allowance for doubtful accounts of $6,319 as of June 30, 2017 and $6,740 as of June 30, 2016 (note 3)	445,812	285,904
Income taxes recoverable (note 14)	32,683	31,752
Prepaid expenses and other current assets	81,625	59,021
Total current assets	1,003,477	1,672,273
Property and equipment (note 4)	227,418	183,660
Goodwill (note 5)	3,416,749	2,325,586
Acquired intangible assets (note 6)	1,472,542	646,240
Deferred tax assets (note 14)	1,215,712	241,161
Other assets (note 7)	93,763	53,697
Deferred charges (note 8)	42,344	22,776
Long-term income taxes recoverable (note 14)	8,557	8,751
Total assets	$7,480,562	$5,154,144
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$342,120	$257,450
Current portion of long-term debt (note 10)	182,760	8,000
Deferred revenues	570,328	373,549
Income taxes payable (note 14)	31,835	32,030
Total current liabilities	1,127,043	671,029
Long-term liabilities:
Accrued liabilities (note 9)	50,338	29,848
Deferred credits (note 8)	5,283	8,357
Pension liability (note 11)	58,627	61,993
Long-term debt (note 10)	2,387,057	2,137,987
Deferred revenues	61,678	37,461
Long-term income taxes payable (note 14)	162,493	149,041
Deferred tax liabilities (note 14)	94,724	79,231
Total long-term liabilities	2,820,200	2,503,918
Shareholders’ equity:
Share capital (note 12)
264,059,567 and 242,809,354 Common Shares issued and outstanding at June 30, 2017 and June 30, 2016, respectively; authorized Common Shares: unlimited	1,439,850	817,788
Additional paid-in capital	173,604	147,280
Accumulated other comprehensive income	48,800	46,310
Retained earnings	1,897,624	992,546
Treasury stock, at cost (1,101,612 shares at June 30, 2017 and 1,267,294 at June 30, 2016, respectively)	(27,520)	(25,268)
Total OpenText shareholders' equity	3,532,358	1,978,656
Non-controlling interests	961	541
Total shareholders’ equity	3,533,319	1,979,197
Total liabilities and shareholders’ equity	$7,480,562	$5,154,144
Guarantees and contingencies (note 13)
Related party transactions (note 22)
Subsequent events (note 23)

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

	Year Ended June 30,
	2017	2016	2015
Revenues:
License	$369,144	$283,710	$294,266
Cloud services and subscriptions	705,495	601,018	605,309
Customer support	981,102	746,409	731,797
Professional service and other	235,316	193,091	220,545
Total revenues	2,291,057	1,824,228	1,851,917
Cost of revenues:
License	13,632	10,296	12,899
Cloud services and subscriptions	300,255	244,021	237,310
Customer support	122,753	89,861	94,456
Professional service and other	195,195	155,584	172,742
Amortization of acquired technology-based intangible assets (note 6)	130,556	74,238	81,002
Total cost of revenues	762,391	574,000	598,409
Gross profit	1,528,666	1,250,228	1,253,508
Operating expenses:
Research and development	281,680	194,057	196,491
Sales and marketing	444,838	344,235	373,610
General and administrative	170,438	140,397	162,728
Depreciation	64,318	54,929	50,906
Amortization of acquired customer-based intangible assets (note 6)	150,842	113,201	108,239
Special charges (recoveries) (note 17)	63,618	34,846	12,823
Total operating expenses	1,175,734	881,665	904,797
Income from operations	352,932	368,563	348,711
Other income (expense), net	15,743	(1,423)	(28,047)
Interest and other related expense, net	(119,124)	(76,363)	(54,620)
Income before income taxes	249,551	290,777	266,044
Provision for (recovery of) income taxes (note 14)	(776,364)	6,282	31,638
Net income for the period	$1,025,915	$284,495	$234,406
Net (income) loss attributable to non-controlling interests	(256)	(18)	(79)
Net income attributable to OpenText	$1,025,659	$284,477	$234,327
Earnings per share—basic attributable to OpenText (note 21)	$4.04	$1.17	$0.96
Earnings per share—diluted attributable to OpenText (note 21)	$4.01	$1.17	$0.95
Weighted average number of Common Shares outstanding—basic	253,879	242,926	244,184
Weighted average number of Common Shares outstanding—diluted	255,805	244,076	245,914
Dividends declared per Common Share	$0.4770	$0.4150	$0.3588

As a result of the two-for-one share split, effected January 24, 2017 by way of a share sub-division, all current and historical period per share data and number of Common Shares outstanding in these Consolidated Financial Statements and Notes to the Consolidated Financial Statements are presented on a post share split basis.
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

	Year Ended June 30,
	2017	2016	2015
Net income for the period	$1,025,915	$284,495	$234,406
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	(4,756)	(3,318)	15,690
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of $34, ($928) and ($2,188) for the year ended June 30, 2017, 2016 and 2015, respectively	95	(2,574)	(6,064)
(Gain) loss reclassified into net income - net of tax recovery effect of $67, $1,065 and $2,059 for the year ended June 30, 2017, 2016 and 2015, respectively	186	2,956	5,710
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of $840, ($1,612) and ($1,422) for the year ended June 30, 2017, 2016 and 2015, respectively	6,216	(3,374)	(3,302)
Amortization of actuarial loss into net income - net of tax recovery effect of $241, $132 and $89 for the year ended June 30, 2017, 2016 and 2015, respectively	565	347	357
Unrealized net gain (loss) on marketable securities - net of tax effect of nil for the year ended June 30, 2017, 2016 and 2015, respectively	184	445	(12)
Unrealized gain on marketable securities - net of tax effect of nil for the year ended June 30, 2017, 2016 and 2015, respectively	—	—	1,906
Release of unrealized gain on marketable securities - net of tax effect of nil for the year ended June 30, 2017, 2016 and 2015, respectively	—	—	(1,906)
Total other comprehensive income (loss) net, for the period	2,490	(5,518)	12,379
Total comprehensive income	1,028,405	278,977	246,785
Comprehensive (income) attributable to non-controlling interests	(256)	(18)	(79)
Total comprehensive income attributable to OpenText	$1,028,149	$278,959	$246,706
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)

	Common Shares		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2014	243,516	$792,834	(1,526)	$(19,132)	$112,398	$716,317	$39,449	$301	$1,642,167
Issuance of Common Shares
Under employee stock option plans	952	12,159	—	—	—	—	—	—	12,159
Under employee stock purchase plans	118	3,017	—	—	—	—	—	—	3,017
Share-based compensation	—	—	—	—	22,047	—	—	—	22,047
Income tax effect related to share-based compensation	—	—	—	—	1,675	—	—	—	1,675
Purchase of treasury stock	—	—	(480)	(10,557)	—	—	—	—	(10,557)
Issuance of treasury stock	—	—	754	9,703	(9,703)	—	—	—	—
Dividends	—	—	—	—	—	(87,629)	—	—	(87,629)
Other comprehensive income (loss) - net	—	—	—	—	—	—	12,379	—	12,379
Non-controlling interest	—	—	—	—	—	—	—	143	143
Net income for the year	—	—	—	—	—	234,327	—	79	234,406
Balance as of June 30, 2015	244,586	$808,010	(1,252)	$(19,986)	$126,417	$863,015	$51,828	$523	$1,829,807
Issuance of Common Shares
Under employee stock option plans	936	14,576	—	—	—	—	—	—	14,576
Under employee stock purchase plans	240	5,027	—	—	—	—	—	—	5,027
Share-based compensation	—	—	—	—	25,978	—	—	—	25,978
Income tax effect related to share-based compensation	—	—	—	—	230	—	—	—	230
Purchase of treasury stock	—	—	(450)	(10,627)	—	—	—	—	(10,627)
Issuance of treasury stock	—	—	434	5,345	(5,345)	—	—	—	—
Common Shares repurchased	(2,952)	(9,825)	—	—	—	(55,684)	—	—	(65,509)
Dividends	—	—	—	—	—	(99,262)	—	—	(99,262)
Other comprehensive income(loss) - net	—	—	—	—	—	—	(5,518)	—	(5,518)
Non-controlling interest	—	—	—	—	—	—	—	—	—
Net income for the year	—	—	—	—	—	284,477	—	18	284,495
Balance as of June 30, 2016	242,810	$817,788	(1,268)	$(25,268)	$147,280	$992,546	$46,310	$541	$1,979,197
Issuance of Common Shares
Under employee stock option plans	1,012	20,732	—	—	—	—	—	—	20,732
Under employee stock purchase plans	427	11,604	—	—	—	—	—	—	11,604
Under the public Equity Offering	19,811	604,223	—	—	—	—	—	—	604,223
Income tax effect related to public Equity Offering	—	5,077	—	—	—	—	—	—	5,077
Equity issuance costs	—	(19,574)	—	—	—	—	—	—	(19,574)
Share-based compensation	—	—	—	—	30,507	—	—	—	30,507
Income tax effect related to share-based compensation	—	—	—	—	1,534	—	—	—	1,534
Purchase of treasury stock	—	—	(244)	(8,198)	—	—	—	—	(8,198)
Issuance of treasury stock	—	—	410	5,946	(5,946)	—	—	—	—
Dividends	—	—	—	—	—	(120,581)	—	—	(120,581)
Other comprehensive income (loss) - net	—	—	—	—	—	—	2,490	—	2,490
Non-controlling interest	—	—	—	—	229	—	—	164	393
Net income for the year	—	—	—	—	—	1,025,659	—	256	1,025,915
Balance as of June 30, 2017	264,060	$1,439,850	(1,102)	$(27,520)	$173,604	$1,897,624	$48,800	$961	$3,533,319

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended June 30,
	2017	2016	2015
Cash flows from operating activities:
Net income for the period	$1,025,915	$284,495	$234,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	345,715	242,368	240,147
Share-based compensation expense	30,507	25,978	22,047
Excess tax (benefits) on share-based compensation expense	(1,534)	(230)	(1,675)
Pension expense	3,893	4,577	4,796
Amortization of debt issuance costs	5,014	4,678	4,556
Amortization of deferred charges and credits	6,298	9,903	10,525
Loss on sale and write down of property and equipment	784	1,108	1,368
Release of unrealized gain on marketable securities to income	—	—	(3,098)
Deferred taxes	(871,195)	(54,461)	(14,578)
Share in net (income) of equity investees	(5,952)	—	—
Write off of unamortized debt issuance costs	833	—	2,919
Other non-cash charges	1,033	—	—
Changes in operating assets and liabilities:
Accounts receivable	(126,784)	8,985	43,189
Prepaid expenses and other current assets	(7,766)	316	(3,534)
Income taxes and deferred charges and credits	(1,683)	6,294	2,933
Accounts payable and accrued liabilities	53,490	(5,671)	(22,714)
Deferred revenue	3,484	(4,781)	6,775
Other assets	(22,799)	2,163	(5,031)
Net cash provided by operating activities	439,253	525,722	523,031
Cash flows from investing activities:
Additions of property and equipment	(79,592)	(70,009)	(77,046)
Proceeds from maturity of short-term investments	9,212	11,297	17,017
Purchase of ECD Business	(1,622,394)	—	—
Purchase of HP Inc. CCM Business	(315,000)	—	—
Purchase of Recommind, Inc.	(170,107)	—	—
Purchase of HP Inc. CEM Business	(7,289)	(152,711)	—
Purchase of ANXe Business Corporation	143	(104,570)	—
Purchase of Daegis Inc., net of cash acquired	—	(22,146)	—
Purchase consideration for acquisitions completed prior to Fiscal 2016	—	(13,644)	(327,792)
Other investing activities	(5,937)	(9,393)	(10,574)
Net cash used in investing activities	(2,190,964)	(361,176)	(398,395)
Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	1,534	230	1,675
Proceeds from issuance of long-term debt (note 10)	256,875	600,000	800,000
Proceeds from revolver (note 10)	225,000	—	—
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	35,593	20,097	15,240
Proceeds from issuance of Common Shares under the public Equity Offering	604,223	—	—
Repayment of long-term debt and revolver	(57,880)	(8,000)	(530,284)
Debt issuance costs	(7,240)	(6,765)	(18,271)
Equity issuance costs	(19,574)	—	—
Common Shares repurchased	—	(65,509)	—
Purchase of treasury stock	(8,198)	(10,627)	(10,126)
Repurchase of non-controlling interest	(208)	—	—
Payments of dividends to shareholders	(120,581)	(99,262)	(87,629)
Net cash provided by financing activities	909,544	430,164	170,605
Foreign exchange gain (loss) on cash held in foreign currencies	1,767	(10,952)	(23,132)
Increase (decrease) in cash and cash equivalents during the period	(840,400)	583,758	272,109
Cash and cash equivalents at beginning of the period	1,283,757	699,999	427,890
Cash and cash equivalents at end of the period	$443,357	$1,283,757	$699,999
Supplemental cash flow disclosures (note 20)
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended June 30, 2017
(Tabular amounts in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), GXS, Inc. (GXS Korea) and EC1 Pte. Ltd. (GXS Singapore), which as of June 30, 2017, were 70%, 85% and 81% owned, respectively, by OpenText. All inter-company balances and transactions have been eliminated.
Previously, our ownership in OT South Africa was 90%. During the fourth quarter of Fiscal 2017, we acquired all of the outstanding non-controlling interests in OT South Africa for $0.2 million in cash. Subsequently, we sold 30% of our ownership in OT South Africa for $0.6 million to an unrelated party. The purchase consideration consisted of a non-interest bearing loan to be repaid to us over 10 years.
These Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Recommind, Inc. (Recommind), with effect from July 20, 2016, certain customer communication management software and services assets and liabilities acquired from HP Inc. (CCM Business), with effect from July 31, 2016, and certain assets and liabilities of the enterprise content division of EMC Corporation, a Massachusetts corporation, and certain of its subsidiaries, collectively referred to as Dell-EMC (ECD Business), with effect from January 23, 2017 (see note 18 "Acquisitions").
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
Share Split
As a result of the two-for-one share split, effected January 24, 2017 by way of a share sub-division, all current and historical period per share data and number of Common Shares outstanding in these accompanying Consolidated Financial Statements and the Notes to the Consolidated Financial Statements are presented on a post share split basis. See note 12 "Share Capital, Option Plans and Share-based Payments" for additional information about the share split.
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
Allowance for doubtful accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. We evaluate the creditworthiness of our customers prior to order fulfillment and based on these evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers' payment history and current creditworthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, our historical collection experience and current economic expectations. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2017 and 2016.
Property and equipment
Property and equipment are stated at the lower of cost or net realizable value, and shown net of depreciation which is computed on a straight-line basis over the estimated useful lives of the related assets. Gains and losses on asset disposals are taken into income in the year of disposition. Fully depreciated property and equipment are retired from the consolidated balance sheet when they are no longer in use. We did not recognize any significant property and equipment impairment charges in Fiscal 2017, Fiscal 2016, or Fiscal 2015. The following represents the estimated useful lives of property and equipment:

Furniture and fixtures	5 years
Office equipment	5 years
Computer hardware	3 years
Computer software	3 years
Capitalized software	5 to 7 years
Leasehold improvements	Lesser of the lease term or 5 years
Building	40 years
Capitalized Software
We capitalize software development costs in accordance with ASC Topic 350-40 "Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use". We capitalize costs for software to be used internally when we enter the application development stage. This occurs when we complete the preliminary project stage, management authorizes and commits to funding the project, and it is feasible that the project will be completed and the software will perform the intended function. We cease to capitalize costs related to a software project when it enters the post implementation and operation stage. If different determinations are made with respect to the state of development of a software project, then the amount capitalized and the amount charged to expense for that project could differ materially.
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
We amortize capitalized costs with respect to development projects for internal-use software when the software is ready for use. The capitalized software development costs are generally amortized using the straight-line method over a 5 to 7 year period. In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, we consider the effects of obsolescence, technology, competition and other economic factors. If different determinations are made with respect to the estimated useful life of the software, the amount of amortization charged in a particular period could differ materially.
As of June 30, 2017 and 2016 our capitalized software development costs were $67.1 million and $53.5 million, respectively. Our additions, relating to capitalized software development costs, incurred during Fiscal 2017 and Fiscal 2016 were $12.8 million and $14.9 million, respectively.
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
We have not recorded any significant impairment charges for long-lived assets during Fiscal 2017, Fiscal 2016 and Fiscal 2015.
Business combinations
We apply the provisions of ASC Topic 805, “Business Combinations” (Topic 805), in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities, including contingent consideration where applicable, assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement, particularly since these assumptions and estimates are based in part on historical experience and information obtained from the management of the acquired companies. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill in the period identified. Furthermore, when valuing certain intangible assets that we have acquired, critical estimates may be made relating to, but not limited to: (i) future expected cash flows from software license sales, cloud SaaS, DaaS and PaaS contracts, support agreements, consulting agreements and other customer contracts (ii) the acquired company's technology and competitive position, as well as assumptions about the period of time that the acquired technology will continue to be used in the combined company's product portfolio, and (iii) discount rates. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded to our Consolidated Statements of Income.
For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the purchase price allocation and, if so, to determine the estimated amounts.
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
Uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We review these items during the measurement period as we continue to actively seek and collect information relating to facts and circumstances that existed at the acquisition date. Changes to these uncertain tax positions and tax related valuation allowances made subsequent to the measurement period, or if they relate to facts and circumstances that did not exist at the acquisition date, are recorded in the "Provision for (recovery of) income taxes" line of our Consolidated Statements of Income.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The carrying amount of goodwill is periodically reviewed for impairment (at a minimum annually) and whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable.
Our operations are analyzed by management and our chief operating decision maker (CODM) as being part of a single industry segment: the design, development, marketing and sales of Enterprise Information Management (EIM) software and solutions. Therefore, our goodwill impairment assessment is based on the allocation of goodwill to a single reporting unit.
We perform a qualitative assessment to test our reporting unit's goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the second step of the impairment test is performed. In the second step of the impairment test, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets of our reporting unit exceeds its fair value, then an impairment loss equal to the difference, but not exceeding the total carrying value of goodwill allocated to the reporting unit, would be recorded.
Our annual impairment analysis of goodwill was performed as of April 1, 2017. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2017 (no impairments were recorded for Fiscal 2016 and Fiscal 2015).
Derivative financial instruments
We use derivative financial instruments to manage foreign currency rate risk. We account for these instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (Topic 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Topic 815 also requires that changes in our derivative financial instruments' fair values be recognized in earnings; unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). We recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in "Accumulated other comprehensive income", net of tax, in our accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, was recognized in our Consolidated Statements of Income.
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
If VSOE of fair value does not exist for all undelivered elements, all revenues are deferred until sufficient evidence exists or revenue is recognized over the term of the last undelivered element.
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
In certain managed services arrangements, we sell transaction processing along with implementation and start-up services. Start-up services performed as part of the core implementation may include: infrastructure assessment and capacity planning, provisioning of infrastructure, customer connectivity and other initial setup activities. These sets of services do not have stand-alone value and, therefore, they do not qualify as separate units of accounting and are not separated. We believe these services do not have stand-alone value as the customer only receives value from these services in conjunction with the use of the related transaction processing service, we do not sell such services separately, and the output of such services cannot be re-sold by the customer. Revenues related to start-up services are recognized over the longer of the contract term or the estimated customer life. In some arrangements, we also sell distinct implementation and professional services that do have stand-alone value and can be separated from other elements in the arrangement. To the extent that they can be separately identified, the revenue related to these services is recognized as the service is performed, otherwise they are recognized in the same pattern as discussed above. In some arrangements, we also sell professional services as a separate single element arrangement. The revenue related to these services is recognized as the service is performed.
We defer all direct and relevant costs associated with non-distinct start-up and core implementation activities of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues. All other costs related to distinct implementation and professional services arrangements are recognized as the services is performed and expensed as incurred.

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
Deferred revenues
Deferred revenues primarily relate to cloud and customer support agreements which have been paid for by customers prior to the performance of those services. Generally, the services related to customer support agreements will be provided in the twelve months after the signing of the agreement. For cloud-related service agreements, deferred revenues are primarily recognized ratably over the performance or service period, which can vary from contract to contract. Deferred implementation revenue, specifically, is recognized over the longer of the estimated customer life or initial contract term, whichever is longer.
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
Sales to resellers and channel partners
We execute certain sales contracts through resellers and distributors (collectively, resellers) and also large, well-capitalized partners such as SAP SE and Accenture Inc. (collectively, channel partners).
We recognize revenues relating to sales through resellers and channel partners when all the recognition criteria have been met, in other words, persuasive evidence of an arrangement exists, delivery has occurred in the reporting period, the fee is fixed and determinable, and collectability is probable. In addition, we assess the creditworthiness of each reseller and if the reseller is newly formed, undercapitalized or in financial difficulty any revenues expected to emanate from such resellers are deferred and recognized only when cash is received and all other revenue recognition criteria are met.

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
We account for our uncertain tax provisions by using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not that the position will be sustained on audit. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company's best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We recognize both accrued interest and penalties related to liabilities for income taxes within the "Provision for (recovery of) income taxes" line of our Consolidated Statements of Income (see note 14 "Income Taxes" for more details).
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
We apply the provisions of ASC 820, “Fair Value Measurements and Disclosures”, to our derivative financial instruments that we are required to carry at fair value pursuant to other accounting standards (see note 15 "Fair Value Measurement" for more details).
Foreign currency
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the previous month of the transaction. The effect of foreign currency translation adjustments not affecting net income are included in Shareholders' equity under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income”. Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item “Other income (expense), net” for Fiscal 2017, Fiscal 2016 and Fiscal 2015 were $3.1 million, $(1.9) million and $(31.0) million, respectively.

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
The recognition of restructuring charges requires us to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sub-lease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances (see note 17 "Special Charges (Recoveries)" for more details).
Loss Contingencies
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

If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this filing on Form 10-K for the year ended June 30, 2017, we do not believe that the outcomes of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized (see note 13 "Guarantees and Contingencies" for more details).
Net income per share
Basic net income per share is computed using the weighted average number of Common Shares outstanding including contingently issuable shares where the contingency has been resolved. Diluted net income per share is computed using the weighted average number of Common Shares and stock equivalents outstanding using the treasury stock method during the year (see note 21 "Earnings Per Share" for more details).
Share-based payment
We measure share-based compensation costs, in accordance with ASC Topic 718, “Compensation - Stock Compensation” (Topic 718) on the grant date, based on the calculated fair value of the award. We have elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which in our circumstances is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro rata value of the award that has vested. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered. This estimate is adjusted in the period once actual forfeitures are known (see note 12 "Share Capital, Option Plans and Share-based Payments" for more details).
Accounting for Pensions, post-retirement and post-employment benefits
Pension expense is accounted for in accordance with ASC Topic 715, “Compensation-Retirement Benefits” (Topic 715). Pension expense consists of: actuarially computed costs of pension benefits in respect of the current year of service, imputed returns on plan assets (for funded plans) and imputed interest on pension obligations. The expected costs of post retirement benefits, other than pensions, are accrued in the Consolidated Financial Statements based upon actuarial methods and assumptions. The over-funded or under-funded status of defined benefit pension and other post retirement plans are recognized as an asset or a liability (with the offset to “Accumulated other comprehensive income”, net of tax, within “Shareholders' equity”), respectively, on the Consolidated Balance Sheets (see note 11 "Pension Plans and Other Post Retirement Benefits" for more details).

Recent Accounting Pronouncements
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-07, “Compensation-Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07). This ASU requires entities to disaggregate the service cost component from the other components of net periodic benefit costs and present the service cost component in the same line item as where other current compensation costs for related employees are recorded in the income statement. ASU 2017-07 also requires that the other components of net periodic benefit costs be presented elsewhere in the income statement and outside of income from operations, if that subtotal is presented. Currently we record our net periodic pension costs, including service cost, as a component of compensation expense all within income from operations. ASU 2017-07 is effective for us in our first quarter of our fiscal year ending June 30, 2019, on a retroactive basis, with early adoption permitted. We are currently evaluating the impact of ASU 2017-07 on our Consolidated Financial Statements. We have not early adopted ASU 2017-01 as yet.
Definition of a Business
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the definition of a Business" (ASU 2017-01), which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017-01 is effective for us for acquisitions commencing on or after the first quarter of our fiscal year ending June 30, 2019, with early adoption permitted. Adoption of this guidance will be applied prospectively on or after the effective date. We have not early adopted ASU 2017-01 as yet.
Share-based Compensation
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718)" (ASU 2016-09). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the presentation within the statement of cash flows for certain components of share-based awards. The standard is effective for us during the first quarter of our fiscal year ending June 30, 2018, with early adoption permitted. We currently believe the most significant impact of this ASU on our consolidated financial statements relates to the treatment of excess tax deficiencies or benefits as a component of income tax expense or (recovery). Under current U.S. GAAP, such amounts are recorded either as an offset to accumulated excess tax benefits or recognized in additional paid in capital. Under the ASU these amounts will directly impact our provision for income taxes. Although historically, over the past three fiscal years, our excess tax benefits on share-based compensation has not been material and we don’t anticipate that our provision for income taxes will be materially impacted by the pending adoption of ASU 2016-09, we note that the amount of excess tax benefits or deficiencies recorded are in part based on the movement of our share price over time as well as on the timing of when employees exercise their share-based compensation awards, both of which are out of the Company’s control and vary from period to period. We have not early adopted ASU 2016-09 as yet.
Leases
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02), which supersedes the guidance in former ASC Topic 840 “Leases”. The most significant change will result in the recognition of lease assets for the right to use the underlying asset and lease liabilities for the obligation to make lease payments by lessees, for those leases classified as operating leases under current guidance. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows related to leases. This standard is effective for us for our fiscal year ending June 30, 2020, with early adoption permitted. Upon adoption of ASU 2016-02, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We have formed a sub-committee consisting of internal members from various departments to assess the effect that the pending adoption of ASU 2016-02 will have on our Consolidated Balance Sheets. Although the sub-committee has not completed their assessment, we expect the majority of the impact to come from our facility leases, and that most of our operating lease commitments will be recognized as right of use assets and operating lease liabilities, which will increase our total assets and total liabilities, as reported on our Consolidated

Balance Sheets, relative to such amounts prior to adoption. The sub-committee continues to evaluate the impact of the new standard on our consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, (collectively referred to as Topic 606). These updates supersede the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" and nearly all other existing revenue recognition guidance under U.S. GAAP. The core principal of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services and permits the use of the retrospective or cumulative effect transition method. Topic 606 identifies five steps to be followed to achieve its core principal, which include (i) identifying contract(s) with customers, (ii) identifying performance obligations in the contract(s), (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract(s) and (v) recognizing revenue when (or as) the entity satisfies a performance obligation.
We anticipate that we will adopt Topic 606 using the cumulative effect approach when this guidance becomes effective for us, starting in the first quarter of our fiscal year ending June 30, 2019. We are currently evaluating the effect that the pending adoption of Topic 606 will have on our Consolidated Financial Statements and related disclosures.
We have established a project team with the primary objective of evaluating the effect that Topic 606 will have on our business processes, systems and controls in order to support the requirements of the new standard and have developed a training approach for relevant stakeholders.
We have utilized a bottoms-up approach to determine the impact of the new standard on our contracts and have completed our review of current accounting policies and practices as compared to the new standard. This has resulted in the identification of differences that will result from applying the requirements of Topic 606 to our revenue contracts that will be open at the time of the transition. While we are continuing to assess all potential impacts of Topic 606, we currently believe the most significant impacts will relate to our accounting for implementation services on cloud arrangements and accounting for on premise subscription offerings.
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
Under current U.S. GAAP, revenue attributable to subscription services related to on premise offerings is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of the delivered software licenses is eliminated under the new revenue recognition standard. Accordingly, under this new standard we will be required to recognize as revenue a portion of the arrangement fee upon delivery of the initial software at the outset of the arrangement. This difference will result in allocating a transaction price to the software component of a subscription offering and thus an earlier recognition of that transaction price.
We are still in the process of quantifying the impacts of Topic 606; however, we have determined a methodology that we will use in an effort to achieve this objective and to better estimate Standalone Selling Price (SSP) for each of the performance obligations that have been identified. It is important to note however, that certain contracts are complex, and actual determination of revenue recognition under both existing and new guidance is dependent on contract-specific terms, which can cause variability in the timing and quantum of revenue recognized. We will continue to assess all of the impacts that the application of Topic 606 will have on our Consolidated Financial Statements and, if material, will provide updated disclosures with regard to the expected impact.
ASUs adopted in Fiscal 2017:
During Fiscal 2017 we early adopted the following ASUs, none of which had a material impact to our reported financial position, results of operations or cash flows:

•	ASU 2016-07 "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to Equity Method of Accounting"

•	ASU 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment"

•	ASU 2017-09 "Stock Compensation (Topic 718): Scope of Modification Accounting"

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2014	$4,727
Bad debt expense	5,346
Write-off /adjustments	(4,086)
Balance as of June 30, 2015	5,987
Bad debt expense	5,908
Write-off /adjustments	(5,155)
Balance as of June 30, 2016	6,740
Bad debt expense	5,929
Write-off /adjustments	(6,350)
Balance as of June 30, 2017	$6,319
Included in accounts receivable are unbilled receivables in the amount of $46.2 million as of June 30, 2017 (June 30, 2016—$35.6 million).
NOTE 4—PROPERTY AND EQUIPMENT

	As of June 30, 2017
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$23,026	$(14,879)	$8,147
Office equipment	1,245	(597)	648
Computer hardware	164,268	(104,572)	59,696
Computer software	72,835	(33,862)	38,973
Capitalized software development costs	67,092	(28,430)	38,662
Leasehold improvements	81,564	(38,642)	42,922
Land and buildings	48,431	(10,061)	38,370
Total	$458,461	$(231,043)	$227,418

	As of June 30, 2016
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$20,462	$(12,505)	$7,957
Office equipment	823	(226)	597
Computer hardware	134,688	(89,351)	45,337
Computer software	51,991	(25,134)	26,857
Capitalized software development costs	53,540	(16,830)	36,710
Leasehold improvements	57,061	(30,743)	26,318
Land and buildings	48,529	(8,645)	39,884
Total	$367,094	$(183,434)	$183,660

NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2015:

Balance as of June 30, 2015	$2,161,592
Acquisition of Daegis (note 18)	8,045
Acquisition of CEM Business (note 18)	90,712
Acquisition of ANX (note 18)	65,237
Balance as of June 30, 2016	2,325,586
Acquisition of Recommind (note 18)	91,405
Acquisition of CCM Business (note 18)	173,198
Acquisition of ECD Business (note 18)	825,142
Adjustments relating to acquisitions prior to Fiscal 2017 (note 18)	(3,334)
Adjustments on account of foreign exchange	4,752
Balance as of June 30, 2017	$3,416,749

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2017
	Cost	Accumulated Amortization	Net
Technology assets	$930,841	$(272,872)	$657,969
Customer assets	1,230,806	(416,233)	814,573
Total	$2,161,647	$(689,105)	$1,472,542

	As of June 30, 2016
	Cost	Accumulated Amortization	Net
Technology assets	$359,573	$(155,848)	$203,725
Customer assets	790,506	(347,991)	442,515
Total	$1,150,079	$(503,839)	$646,240
The above balances as of June 30, 2017 have been reduced to reflect the impact of intangible assets relating to acquisitions where the gross cost has become fully amortized during the year ended June 30, 2017. The impact of this resulted in a reduction of $13.5 million related to Technology assets and $82.6 million related to Customer assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2018	$338,332
2019	310,933
2020	239,419
2021	165,212
2022	158,722
2023 and beyond	259,924
Total	$1,472,542

NOTE 7—OTHER ASSETS

	As of June 30, 2017	As of June 30, 2016
Deposits and restricted cash	$15,821	$10,715
Deferred implementation costs	28,833	18,116
Investments	27,886	18,062
Marketable securities	3,023	—
Long-term prepaid expenses and other long-term assets	18,200	6,804
Total	$93,763	$53,697
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
Investments relate to certain non-marketable equity securities in which we are a limited partner. Our interest, individually, in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments is recorded as a component of other income (expense), net in our Consolidated Statements of Income. During the year ended June 30, 2017, our share of income from these investments was $6.0 million (year ended June 30, 2016 and 2015—nil, respectively).
Marketable securities are classified as available for sale securities and are recorded on our Consolidated Balance Sheets at fair value with unrealized gains and losses reported as a separate component of Accumulated Other Comprehensive Income.
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
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2017	As of June 30, 2016
Accounts payable—trade	$43,699	$35,804
Accrued salaries and commissions	121,958	77,813
Accrued liabilities	135,512	113,272
Accrued interest on Senior Notes	24,787	23,562
Amounts payable in respect of restructuring and other Special charges	13,728	5,109
Asset retirement obligations	2,436	1,890
Total	$342,120	$257,450
Long-term accrued liabilities

	As of June 30, 2017	As of June 30, 2016
Amounts payable in respect of restructuring and other Special charges	$2,686	$3,986
Other accrued liabilities*	36,702	19,138
Asset retirement obligations	10,950	6,724
Total	$50,338	$29,848
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.

Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of June 30, 2017, the present value of this obligation was $13.4 million (June 30, 2016—$8.6 million), with an undiscounted value of $15.0 million (June 30, 2016—$9.2 million).
NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of June 30, 2017	As of June 30, 2016
Total debt
Senior Notes 2026	$850,000	$600,000
Senior Notes 2023	800,000	800,000
Term Loan B	772,120	780,000
Revolver	175,000	—
Total principal payments due	2,597,120	2,180,000

Premium on Senior Notes 2026	6,597	—
Debt issuance costs	(33,900)	(34,013)
Total amount outstanding	2,569,817	2,145,987

Less:
Current portion of long-term debt
Term Loan B	7,760	8,000
Revolver	175,000	—
Total current portion of long-term debt	182,760	8,000

Non-current portion of long-term debt	$2,387,057	$2,137,987
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
On December 20, 2016, we issued an additional $250 million in aggregate principal amount by reopening Senior Notes 2026 at an issue price of 102.75%. The additional notes have identical terms, are fungible with and are a part of a single series with the previously issued $600 million aggregate principal amount of Senior Notes 2026. The outstanding aggregate principal amount of Senior Notes 2026, after taking into consideration the additional issuance, is $850 million.
For the year ended June 30, 2017, we recorded interest expense of $43.1 million, relating to Senior Notes 2026 (year ended June 30, 2016 and June 30, 2015—$2.9 million, and nil, respectively).
Senior Notes 2023
On January 15, 2015, we issued $800 million in aggregate principal amount of 5.625% Senior Notes due 2023 (Senior Notes 2023 and together with Senior Notes 2026, Senior Notes) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2023 bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on January

15 and July 15, commencing on July 15, 2015. Senior Notes 2023 will mature on January 15, 2023, unless earlier redeemed, in accordance with their terms, or repurchased.
For the year ended June 30, 2017, we recorded interest expense of $45.0 million, relating to Senior Notes 2023 (year ended June 30, 2016 and June 30, 2015—$45.0 million and $20.6 million, respectively).
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
For the year ended June 30, 2017, we recorded interest expense of $24.8 million, relating to Term Loan B (year ended June 30, 2016 and June 30, 2015—$25.9 million and $26.1 million, respectively).
Revolver
On February 1, 2017, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $300 million to $450 million. Additionally, on May 5, 2017, we amended the Revolver to, among other things, (i) extend the maturity from December 22, 2019 to May 5, 2022, and (ii) reduce the interest rate margins by 50 basis points. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of June 30, 2017, the outstanding balance on the Revolver bears an interest rate of approximately 2.74%.
During the year ended June 30, 2017, we drew down $225 million from the Revolver, partially to finance the acquisition of ECD Business and for miscellaneous general corporate purposes. During the year ended June 30, 2017, we repaid $50 million. As of June 30, 2017 we have an outstanding balance on the Revolver of $175 million (June 30, 2016—nil).
For the year ended June 30, 2017, we recorded interest expense of $2.6 million, relating to amounts drawn on the Revolver (year ended June 30, 2016 and June 30, 2015—nil, respectively).
Debt Issuance Costs and Premium on Senior Notes
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our credit facilities and issuing our Senior Notes and are being amortized over the respective terms of the Senior Notes, Term Loan B and the Revolver, using the effective interest method.
For the year ended June 30, 2017, in connection with the recent reopening of Senior Notes 2026, we incurred debt issuance costs of approximately $3.7 million, which have been substantially paid as of June 30, 2017.
The premium on Senior Notes 2026 represents the excess of the proceeds received over the face value of Senior Notes 2026. This premium is amortized as a credit to interest expense over the term of Senior Notes 2026 using the effective interest method.
For the year ended June 30, 2017, in connection with the recent amendment of Term Loan B, we incurred debt issuance costs of approximately $0.8 million, which have substantially been paid as of June 30, 2017. Furthermore, during the year ended June 30, 2017, we wrote off $0.8 million, of unamortized debt issuance costs relating to the portion of Term Loan B that was not recommitted by certain lenders under the new terms and was therefore considered extinguished. This amount has been written off to "Interest and other related expense, net" on the Consolidated Statements of Income.
For the year ended June 30, 2017, in connection with recent amendments made to the Revolver in February and May of 2017, we incurred total debt issuance costs of approximately $1.5 million, which have been substantially paid as of June 30, 2017.

NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER) and GXS Philippines, Inc. (GXS PHP) as of June 30, 2017 and June 30, 2016:

	As of June 30, 2017
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$28,881	$583	$28,298
GXS Germany defined benefit plan	23,730	926	22,804
GXS Philippines defined benefit plan	4,495	81	4,414
Other plans	3,256	145	3,111
Total	$60,362	$1,735	$58,627

	As of June 30, 2016
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$29,450	$589	$28,861
GXS Germany defined benefit plan	24,729	772	23,957
GXS Philippines defined benefit plan	7,341	30	7,311
Other plans	3,330	1,466	1,864
Total	$64,850	$2,857	$61,993
*The current portion of the benefit obligation has been included within "Accrued salaries and commissions", all within "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets (see note 9 "Accounts Payable and Accrued Liabilities").
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT pension plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of June 30, 2017, there is approximately $0.5 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
GXS Germany Plan
As part of our acquisition of GXS Group, Inc. (GXS) in Fiscal 2014, we assumed an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of June 30, 2017, there is approximately $0.1 million in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
GXS Philippines Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of approximately $33.3 thousand as of June 30, 2017, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of June 30, 2017, there is approximately $0.2 million in accumulated other comprehensive income related to the GXS PHP plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of June 30, 2017				As of June 30, 2016
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of period	$29,450	$24,729	$7,341	$61,520	$26,091	$22,420	$7,025	$55,536
Service cost	467	395	1,051	1,913	422	359	1,628	2,409
Interest cost	456	377	226	1,059	610	543	314	1,467
Benefits paid	(469)	(807)	(53)	(1,329)	(534)	(770)	(190)	(1,494)
Actuarial (gain) loss	(1,708)	(1,548)	(3,728)	(6,984)	3,299	2,564	(1,145)	4,718
Foreign exchange (gain) loss	685	584	(342)	927	(438)	(387)	(291)	(1,116)
Benefit obligation—end of period	28,881	23,730	4,495	57,106	29,450	24,729	7,341	61,520
Less: Current portion	(583)	(926)	(81)	(1,590)	(589)	(772)	(30)	(1,391)
Non-current portion of benefit obligation	$28,298	$22,804	$4,414	$55,516	$28,861	$23,957	$7,311	$60,129
The following are details of net pension expense relating to the following pension plans:

	Year Ended June 30,
	2017				2016				2015
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$467	$395	$1,051	$1,913	$422	$359	$1,628	$2,409	$452	$360	$1,518	$2,330
Interest cost	456	377	226	1,059	610	543	314	1,467	735	625	289	$1,649
Amortization of actuarial (gains) and losses	627	168	(48)	747	425	23	—	448	403	—	—	$403
Net pension expense	$1,550	$940	$1,229	$3,719	$1,457	$925	$1,942	$4,324	$1,590	$985	$1,807	$4,382

In determining the fair value of the pension plan benefit obligations as of June 30, 2017 and June 30, 2016, respectively, we used the following weighted-average key assumptions:

	As of June 30, 2017			As of June 30, 2016
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.00%	2.00%	6.20%	2.00%	2.00%	6.20%
Pension increases	1.75%	2.00%	N/A	1.75%	2.00%	N/A
Discount rate	2.00%	2.00%	5.00%	1.56%	1.56%	4.25%
Normal retirement age	65	65-67	60	65	65-67	60
Employee fluctuation rate:
to age 20	—%	-	12.19%	—%	-	7.90%
to age 25	—%	-	16.58%	—%	-	5.70%
to age 30	1.00%	-	13.97%	1.00%	-	4.10%
to age 35	0.50%	-	10.77%	0.50%	-	2.90%
to age 40	—%	-	7.39%	—%	-	1.90%
to age 45	0.50%	-	3.28%	0.50%	-	1.40%
to age 50	0.50%	-	—%	0.50%	-	—%
from age 51	1.00%	-	—%	1.00%	-	—%
Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2018	$583	$926	$81
2019	645	953	150
2020	695	960	116
2021	785	1,001	157
2022	864	1,011	354
2023 to 2027	5,405	5,390	1,645
Total	$8,977	$10,241	$2,503
Other Plans
Other plans include defined benefit pension plans that are offered by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. These other plans are primarily unfunded, with the aggregate projected benefit obligation included in our pension liability. The net periodic costs of these plans are determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs.
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

Cash Dividends
For the year ended June 30, 2017, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.4770, per Common Share in the aggregate amount of $120.6 million, which we paid during the same period.
For the year ended June 30, 2016, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.4150, per Common Share in the aggregate amount of $99.3 million.
For the year ended June 30, 2015, pursuant to the Company's dividend policy, we paid total non-cumulative dividends of $0.3588, per Common Share in the aggregate amount of $87.6 million.
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
Repurchase
During the year ended June 30, 2017, we repurchased 244,240 Common Shares, in the amount of $8.2 million, for potential reissuance under our Long Term Incentive Plans (LTIP) or other plans. (June 30, 2016—repurchased 450,000 Common Shares for $10.6 million; June 30, 2015—repurchased 480,444 Common Shares for $10.6 million). See below for more details on our various plans.
Reissuance
During the year ended June 30, 2017, we reissued 409,922 Common Shares, from treasury stock (June 30, 2016— 434,156 Common Shares; June 30, 2015—755,550 Common Shares), in connection with the settlement of our LTIP and other awards.
Share Repurchase Plan
On July 26, 2016, the Board authorized the repurchase of up to $200 million of Common Shares pursuant to a normal course issuer bid (Share Repurchase Plan). Shares may be repurchased from time to time in the open market, private purchases through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.
During the year ended June 30, 2017, we did not repurchase any of our Common Shares under the Share Repurchase Plan. (June 30, 2016—2,952,496 Common Shares; June 30, 2015—nil under our previous share repurchase plan).
Option Plans
A summary of stock options outstanding under our various stock option plans is set forth below. All numbers shown in the chart below have been adjusted, where applicable, to account for the two-for-one stock splits that occurred on October 22, 2003, February 18, 2014 and January 24, 2017.

2004 Stock Option Plan
Date of inception	Oct-04
Eligibility	Eligible employees and directors, as determined by the Board of Directors
Options granted to date	29,205,738
Options exercised to date	(13,321,448)
Options cancelled to date	(6,906,460)
Options outstanding	8,977,830
Termination grace periods	Immediately “for cause”; 90 days for any other reason; 180 days due to death
Vesting schedule	25% per year, unless otherwise specified
Exercise price range	$11.68 - $33.49
Expiration dates	8/12/2018 to 6/1/2024

The following table summarizes information regarding stock options outstanding at June 30, 2017:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of options Outstanding as of June 30, 2017	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of options Exercisable as of June 30, 2017	Weighted Average Exercise Price
$11.68	-	$14.82	650,198	1.97	$13.08	650,198	$13.08
15.09	-	15.10	1,330,246	1.60	15.09	1,330,246	15.09
15.88	-	22.87	916,774	4.48	20.96	309,776	18.72
23.51	-	24.52	128,000	4.43	24.18	58,750	24.48
25.04	-	25.05	1,239,500	3.54	25.04	829,500	25.04
25.58	-	27.56	1,641,640	4.57	26.92	191,100	26.57
27.83	-	28.65	915,908	4.70	28.17	366,610	28.23
29.75	-	30.37	813,564	6.12	29.83	—	—
32.63	-	32.86	702,500	6.91	32.66	—	—
33.48	-	33.49	639,500	6.66	33.48	—	—
$11.68	-	$33.49	8,977,830	4.27	$24.57	3,736,180	$19.27
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Year Ended June 30,
	2017	2016	2015
Stock options	$12,196	$13,202	$12,193
Performance Share Units (issued under LTIP)	3,624	2,688	2,287
Restricted Share Units (issued under LTIP)	6,452	5,086	4,574
Restricted Share Units (other)	2,804	1,573	955
Deferred Share Units (directors)	2,849	2,764	2,038
Employee Share Purchase Plan	2,582	665	—
Total share-based compensation expense	$30,507	$25,978	$22,047
Summary of Outstanding Stock Options
As of June 30, 2017, an aggregate of 8,977,830 options to purchase Common Shares were outstanding and an additional 11,864,002 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the years ended June 30, 2017 and 2016 are as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2016	8,354,816	$21.94
Granted	2,278,974	31.75
Exercised	(1,012,644)	20.47
Forfeited or expired	(643,316)	22.30
Outstanding at June 30, 2017	8,977,830	$24.57	4.27	$64,707
Exercisable at June 30, 2017	3,736,180	$19.27	2.74	$45,830

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2015	8,750,730	$21.13
Granted	1,475,280	24.09
Exercised	(936,590)	15.57
Forfeited or expired	(934,604)	24.17
Outstanding at June 30, 2016	8,354,816	$21.94	4.56	$63,862
Exercisable at June 30, 2016	3,214,376	$18.02	3.41	$37,167
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Year Ended June 30,
	2017	2016	2015
Weighted–average fair value of options granted	$7.06	$5.69	$6.73
Weighted-average assumptions used:
Expected volatility	28.32%	31.76%	31.74%
Risk–free interest rate	1.46%	1.31%	1.41%
Expected dividend yield	1.43%	1.62%	1.23%
Expected life (in years)	4.51	4.33	4.33
Forfeiture rate (based on historical rates)	5%	5%	5%
Average exercise share price	$31.75	$24.09	$27.17
Derived service period (in years)*	1.79	N/A	2.07
*Options valued using Monte Carlo Valuation Method
As of June 30, 2017, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $23.8 million, which will be recognized over a weighted-average period of approximately 2.4 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the year ended June 30, 2017, cash in the amount of $20.8 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the year ended June 30, 2017 from the exercise of options eligible for a tax deduction was $2.2 million.
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

Long-Term Incentive Plans
We incentivize our executive officers, in part, with long term compensation pursuant to our LTIP. The LTIP is a rolling three year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or Restricted Share Units (RSUs). Target PSUs become vested upon the achievement of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. Target RSUs become vested when an eligible employee remains employed throughout the vesting period. LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants are referred to in this Annual Report on Form 10-K based upon the year in which the grants are expected to vest.
Fiscal 2016 LTIP
Grants made in Fiscal 2014 under the LTIP (collectively referred to as Fiscal 2016 LTIP) consisting of PSUs and RSUs, took effect in Fiscal 2014 starting on November 1, 2013. We settled the Fiscal 2016 LTIP by issuing 339,922 Common Shares from our treasury stock during the quarter ended December 31, 2016, with a cost of $4.4 million.
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
As of June 30, 2017, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $12.6 million, which is expected to be recognized over a weighted average period of 1.8 years.
Restricted Share Units (RSUs)
During the year ended June 30, 2017, we granted 19,300 RSUs to employees in accordance with employment and other agreements (June 30, 2016—122,072, June 30, 2015—90,000). The RSUs vest over a specified contract date, typically three years from the respective date of grants. We expect to settle the awards in stock.
During the year ended June 30, 2017, we issued 70,000 Common Shares from treasury stock, with a cost of $1.5 million, in connection with the settlement of these vested RSUs (June 30, 2016—30,000 with a cost of $0.3 million; June 30, 2015—44,444 with a cost of $1.3 million).
Deferred Stock Units (DSUs)
During the year ended June 30, 2017, we granted 91,680 DSUs to certain non-employee directors (June 30, 2016—111,716; June 30, 2015—76,104). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.

Employee Share Purchase Plan (ESPP)
Beginning January 1, 2016, our ESPP offers employees a purchase price discount of 15%. Any Common Shares that were issued under the ESPP prior to January 1, 2016 were issued at a purchase price discount of 5%.
During the year ended June 30, 2017, 530,170 Common Shares were eligible for issuance to employees enrolled in the ESPP (June 30, 2016—160,546; June 30, 2015—148,138).
During the year ended June 30, 2017, cash in the amount of approximately $14.8 million was received from employees relating to the ESPP (June 30, 2016—$5.5 million; June 30, 2015—$3.1 million).
NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2017— June 30, 2018	July 1, 2018— June 30, 2020	July 1, 2020— June 30, 2022	July 1, 2022 and beyond
Long term debt obligations (1)	$3,406,707	$304,928	$254,990	$952,039	$1,894,750
Operating lease obligations (2)	294,576	66,950	92,947	61,022	73,657
Purchase obligations	21,194	9,079	11,689	426	—
	$3,722,477	$380,957	$359,626	$1,013,487	$1,968,407
(1) Includes interest and principal payments. We currently have borrowings outstanding under the Revolver, which we expect to repay by the end of Fiscal 2018. Please see note 10 "Long-Term Debt" for more details.
(2) Net of $6.7 million of sublease income to be received from properties which we have subleased to third parties.
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
IRS Matter
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
As part of these examinations, which are ongoing, on July 17, 2015 we received from the IRS a Notice of Proposed Adjustment (NOPA) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received, including because the IRS may assign a higher value to our intellectual property). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of June 30, 2017, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $585 million, inclusive of U.S. federal and state taxes, penalties and interest. The increase from the initially disclosed estimated aggregate liability is solely due to an estimate of interest that has accrued.
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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries. On June 28, 2017, the CRA issued a notice of reassessment for Fiscal 2012 that would, as currently proposed, increase our taxable income for that year by approximately $90 million (offset by the tax attributes referred to below). We strongly disagree with the CRA position, believe the reassessment of Fiscal 2012 is without merit, and intend to vigorously contest the proposed adjustments to our taxable income. We will be filing a notice of objection and will also seek competent authority consideration under applicable international treaties in respect of this reassessment. As of the date of this Annual Report on Form 10-K, we have not recorded any accruals in respect of this reassessment in our Consolidated Financial Statements.
Even if we are unsuccessful in challenging the CRA’s reassessment to increase our taxable income for Fiscal 2012, we have elective deductions available in Fiscal 2012 that would offset such increased amount so that no additional cash tax would be payable for Fiscal 2012. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability in respect of our international transactions, including the transfer pricing methodology applied to them.
GXS Brazil Matter
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.7 million as of June 30, 2017. We currently have in place a bank guarantee in the amount of $4.2 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $3.8 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
GXS India Matter
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
The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended June 30,
	2017	2016	2015
Domestic income (loss)	$110,562	$(80,066)	$(26,927)
Foreign income	138,989	370,843	292,971
Income before income taxes	$249,551	$290,777	$266,044
The provision for (recovery of) income taxes consisted of the following:

	Year Ended June 30,
	2017	2016	2015
Current income taxes (recoveries):
Domestic	$12,238	$(3,119)	$(839)
Foreign	82,593	63,862	47,055
	94,831	60,743	46,216
Deferred income taxes (recoveries):
Domestic	(851,683)	(44,569)	3,390
Foreign	(19,512)	(9,892)	(17,968)
	(871,195)	(54,461)	(14,578)
Provision for (recovery of) income taxes	$(776,364)	$6,282	$31,638
A reconciliation of the combined Canadian federal and provincial income tax rate with our effective income tax rate is as follows:

	Year Ended June 30,
	2017	2016	2015
Expected statutory rate	26.5%	26.5%	26.5%
Expected provision for income taxes	$66,131	$77,056	$70,501
Effect of foreign tax rate differences	8,647	(71,478)	(57,017)
Change in valuation allowance	520	(34,999)	6,617
Amortization of deferred charges	6,298	11,316	10,525
Effect of permanent differences	3,673	10,711	1,321
Effect of changes in unrecognized tax benefits	14,427	(264)	(1,800)
Effect of withholding taxes	3,845	3,457	3,045
Difference in tax filings from provision	(7,836)	8,959	1,657
Other Items	4,045	1,524	(3,211)
Impact of internal reorganization of subsidiaries	(876,114)	—	—
	$(776,364)	$6,282	$31,638
In Fiscal 2017, substantially all the tax rate differential for international jurisdictions was driven by earnings in the United States. In Fiscal 2016 and Fiscal 2015, respectively, this differential was driven by earnings in Luxembourg.
The effective tax rate decreased to a recovery of 311.1% for Fiscal 2017, compared to a provision of 2.2% for Fiscal 2016. The decrease in tax expense of $782.6 million was primarily due to (i) a significant tax benefit of $876.1 million resulting from an internal reorganization as described below, (ii) a decrease of $16.8 million relating to differences in tax filings from provisions, (iii) a decrease of $10.9 million on account of the Company having lower income before taxes, (iv) a decrease of $7.0 million resulting from the effects of permanent differences and (v) a decrease of $5.0 million relating to a decrease in amortization of deferred charges. These decreases were partially offset by (i) an increase of $80.1 million resulting from the impact of foreign tax rates as it relates to changes in the proportion of income earned in domestic jurisdictions compared to foreign jurisdictions with different statutory rates, (ii) an increase of $35.5 million relating to the release of a valuation allowance that occurred in Fiscal 2016 but did not reoccur in Fiscal 2017, and (iii) an increase of $14.7 million primarily related to the reversal of reserves in Fiscal 2016 that did not reoccur in Fiscal 2017. The remainder of the difference was due to normal course movements and non-material items.
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
As of June 30, 2017, we have approximately $83.4 million of domestic non-capital loss carryforwards. In addition, we have $294.0 million of foreign non-capital loss carryforwards of which $68.6 million have no expiry date. The remainder of the domestic and foreign losses expires between 2018 and 2037. In addition, investment tax credits of $49.1 million will expire between 2027 and 2037.
The primary components of the deferred tax assets and liabilities are as follows, for the periods indicated below:

	June 30,
	2017	2016
Deferred tax assets
Non-capital loss carryforwards	$109,060	$230,936
Capital loss carryforwards	246	473
Undeducted scientific research and development expenses	101,998	92,595
Depreciation and amortization	887,735	20,977
Restructuring costs and other reserves	22,956	16,008
Deferred revenue	75,248	72,537
Other	74,668	41,985
Total deferred tax asset	$1,271,911	$475,511
Valuation Allowance	$(58,925)	$(88,208)
Deferred tax liabilities
Scientific research and development tax credits	$(12,070)	$(11,478)
Acquired intangibles	—	(145,891)
Other	(79,928)	(68,004)
Deferred tax liabilities	$(91,998)	$(225,373)
Net deferred tax asset	$1,120,988	$161,930
Comprised of:
Long-term assets	1,215,712	241,161
Long-term liabilities	(94,724)	(79,231)
	$1,120,988	$161,930
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
The aggregate changes in the balance of our gross unrecognized tax benefits (including interest and penalties) were as follows:

Unrecognized tax benefits as of July 1, 2015	$180,249
Increases on account of current year positions	4,669
Increases on account of prior year positions	8,366
Decreases due to settlements with tax authorities	(1,147)
Decreases due to lapses of statutes of limitations	(17,652)
Unrecognized tax benefits as of July 1, 2016	$174,485
Increases on account of current year positions	5,675
Increases on account of prior year positions	18,938
Decreases due to settlements with tax authorities	(16,332)
Decreases due to lapses of statutes of limitations	(8,236)
Unrecognized tax benefits as of June 30, 2017	$174,530
Included in the above tabular reconciliation are unrecognized tax benefits of $11.6 million relating to deferred tax assets in jurisdictions in which these deferred tax assets are offset with valuation allowances. The net unrecognized tax benefit excluding these deferred tax assets is approximately $163.0 million as of June 30, 2017 (June 30, 2016—$150.9 million). Increases on account of prior year positions includes $9.4 million that is subject to recovery as an indemnified asset (June 30, 2016—nil).

We recognize interest expense and penalties related to income tax matters in income tax expense.
For the years ended June 30, 2017, 2016 and 2015, we recognized the following amounts as income tax-related interest expense and penalties:

	Year Ended June 30,
	2017	2016	2015
Interest expense	$13,028	$6,534	$4,451
Penalties expense (recoveries)	438	(2,761)	(2,032)
Total	$13,466	$3,773	$2,419
As of June 30, 2017 and 2016, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of June 30, 2017	As of June 30, 2016
Interest expense accrued *	$47,402	$34,476
Penalties accrued *	$2,160	$1,615

*	These balances have been included within "Long-term income taxes payable" within the Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of June 30, 2017, could decrease tax expense in the next 12 months by $1.9 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2009 for Germany, 2010 for the United States, 2011 for Luxembourg, and 2012 for Canada.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, France, Germany, India, Italy, Malaysia, and the United Kingdom. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States and Canada audits are included in note 13 "Guarantees and Contingencies".
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
As at June 30, 2017, we have provided $22.1 million (June 30, 2016—$15.9 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2017 and June 30, 2016:

	June 30, 2017				June 30, 2016
		Fair Market Measurements using:				Fair Market Measurements using:
	June 30, 2017	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2016	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Marketable securities*	$3,023	N/A	$3,023	N/A	$11,839	N/A	$11,839	N/A
Derivative financial instrument asset (note 16)	1,174	N/A	1,174	N/A	792	N/A	792	N/A
	$4,197	N/A	$4,197	N/A	$12,631	N/A	$12,631	N/A
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

If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the years ended June 30, 2017 and 2016, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the years ended June 30, 2017 and 2016, no indications of impairment were identified and therefore no fair value measurements were required.
Marketable Securities
Marketable securities are classified as available for sale securities and are recorded either within "Short-term investments" or within "Other assets" on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated other comprehensive income.
A summary of our marketable securities outstanding as of June 30, 2017 and 2016 is as follows:

	As of June 30, 2017				As of June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Marketable securities	$2,406	$617	$—	$3,023	$11,406	$436	$(3)	$11,839
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of June 30, 2017, is recorded within "Prepaid expenses and other current assets”.
As of June 30, 2017, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $39.0 million (June 30, 2016—$33.2 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (see note 15 "Fair Value Measurement")

		As of June 30, 2017	As of June 30, 2016
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$1,174	$792

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Year Ended June 30, 2017
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$129	Operating expenses	$(253)	N/A	$—

Year Ended June 30, 2016
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(3,502)	Operating expenses	$(4,021)	N/A	$—
NOTE 17—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Year Ended June 30,
	2017	2016	2015
Fiscal 2017 Restructuring Plan	$33,827	$—	$—
Fiscal 2015 Restructuring Plan	(1,517)	22,179	8,218
OpenText/GXS Restructuring Plan	1,191	(3,427)	8,163
Restructuring Plans prior to OpenText/GXS Restructuring Plan	(14)	(108)	(1,809)
Acquisition-related costs	15,938	7,710	4,462
Other charges (recoveries)	14,193	8,492	(6,211)
Total	$63,618	$34,846	$12,823
Fiscal 2017 Restructuring Plan
During Fiscal 2017 and in the context of our acquisition of Recommind, CCM Business and ECD Business, we began to implement restructuring activities to streamline our operations (collectively referred to as the Fiscal 2017 Restructuring Plan). The Fiscal 2017 Restructuring Plan charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
As of June 30, 2017, we expect total costs to be incurred in conjunction with the Fiscal 2017 Restructuring Plan to be approximately $45.0 million, of which $33.8 million has already been recorded within "Special charges (recoveries)" to date.

A reconciliation of the beginning and ending liability for the year ended June 30, 2017 is shown below.

Fiscal 2017 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2016	$—	$—	$—
Accruals and adjustments	31,595	2,232	33,827
Cash payments	(16,156)	(456)	(16,612)
Foreign exchange and other non-cash adjustments	(5,394)	(407)	(5,801)
Balance payable as at June 30, 2017	$10,045	$1,369	$11,414
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
Since the inception of the plan, $28.9 million has been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges related to this plan.
A reconciliation of the beginning and ending liability for the years ended June 30, 2017 and 2016 are shown below.

Fiscal 2015 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2016	$3,145	$5,046	$8,191
Accruals and adjustments	(1,161)	(357)	(1,518)
Cash payments	(1,694)	(1,358)	(3,052)
Foreign exchange and other non-cash adjustments	(83)	(40)	(123)
Balance payable as at June 30, 2017	$207	$3,291	$3,498

Fiscal 2015 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2015	$3,842	$2,126	$5,968
Accruals and adjustments	17,249	4,930	22,179
Cash payments	(17,290)	(2,361)	(19,651)
Foreign exchange	(656)	351	(305)
Balance payable as of June 30, 2016	$3,145	$5,046	$8,191

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

A reconciliation of the beginning and ending liability for the years ended June 30, 2017 and 2016 are shown below.

OpenText/GXS Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2016	$115	$606	$721
Accruals and adjustments	74	1,117	1,191
Cash payments	—	(530)	(530)
Foreign exchange and other non-cash adjustments	(92)	63	(29)
Balance payable as at June 30, 2017	$97	$1,256	$1,353

OpenText/GXS Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2015	$2,846	$4,436	$7,282
Accruals and adjustments	(1,878)	(1,549)	(3,427)
Cash payments	(648)	(1,715)	(2,363)
Foreign exchange	(205)	(566)	(771)
Balance payable as at June 30, 2016	$115	$606	$721
Acquisition-related costs
Included within "Special charges (recoveries)" for the year ended June 30, 2017 are costs incurred directly in relation to acquisitions in the amount of $15.9 million (June 30, 2016—$7.7 million; June 30, 2015—$4.5 million).
Other charges (recoveries)
ERP Implementation Costs
We are currently involved in a one-time project to implement a broad enterprise resource planning (ERP) system.
For the year ended June 30, 2017, we incurred costs of $11.0 million relating to the implementation of this project (June 30, 2016—$8.5 million; June 30, 2015—nil).
Other charges (recoveries)
For the year ended June 30, 2017, "Other charges" primarily include (i) a net charge of $6.5 million relating to commitment fees, (ii) $1.4 million relating to post-acquisition integration costs necessary to streamline an acquired company into our operations and (iii) $0.8 million relating to assets disposed in connection with a restructured facility. These charges were partially offset by (i) a recovery of $4.5 million relating to certain pre-acquisition sales and use tax liabilities being released upon becoming statute barred and (ii) $1.3 million relating to a recovery on certain interest on pre-acquisition liabilities becoming statute barred. The remaining amounts relate to miscellaneous other charges.
For the year ended June 30, 2016, "Other charges" primarily include (i) a charge of $4.8 million relating to post-acquisition integration costs necessary to streamline an acquired company into our operations and costs incurred to reorganize certain legal entities including consolidation of intellectual property, (ii) $1.1 million relating to assets disposed in connection with a restructured facility and (iii) $0.3 million of other miscellaneous charges. These charges were offset by (i) a recovery of $5.7 million relating to certain pre-acquisition sales and use tax liabilities being released upon settlement or becoming statute barred, and (ii) a recovery of $0.5 million relating to interest and pre-acquisition liabilities being released on becoming statute barred.
Included within "Other recoveries" for the year ended June 30, 2015 is (i) a recovery of $11.5 million relating to certain pre-acquisition sales and use tax liabilities being released upon settlement or becoming statute barred and (ii) a recovery of $1.4 million relating to interest released on certain pre-acquisition liabilities. These recoveries were offset by (i) $2.9 million relating to the write-off of unamortized debt issuance costs associated with the repayment of a $600 million term loan facility, (ii) $2.1 million relating to post-business combination compensation obligations associated with the acquisition of Actuate Corporation and (iii) $1.2 million relating to a reduction in leasehold improvements associated with a restructured facility. The remaining amounts relate to miscellaneous other charges.

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
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of January 23, 2017, are set forth below:

Current assets	$9,681
Non-current tangible assets	103,822
Intangible customer assets	407,000
Intangible technology assets	459,000
Liabilities assumed	(182,251)
Total identifiable net assets	797,252
Goodwill	825,142
Net assets acquired	$1,622,394
The goodwill of $825.1 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $377.1 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue which represents advance payments from customers related to various revenue contracts. We estimated our obligation related to the deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to supporting the obligation plus an assumed profit. The sum of the costs and assumed profit approximates, in theory, the amount that we would be required to pay a third party to assume the obligation. The estimated costs to fulfill the obligation were based on the near-term projected cost structure for various revenue contracts. As a result, we recorded an adjustment to reduce ECD Business' carrying value of deferred revenue by $52.0 million, which represents our estimate of the fair value of the contractual obligations assumed based on a preliminary valuation. The net deferred revenues included in the liabilities assumed above is $163.6 million, after the impact of this adjustment.
Further, included within total identifiable net assets are also certain contract assets which represent revenue earned by Dell-EMC on long-term projects for which billings had not yet occurred as of January 23, 2017. As these long-term projects have now been inherited by OpenText, we will be responsible for billing and collecting cash on these projects at the appropriate time, yet we will not recognize revenue for these billings. The fair value assigned to these contract assets as of January 23, 2017 was $6.4 million.
The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for assets acquired and liabilities assumed, including tax balances. We expect to finalize this determination on or before December 31, 2017.
Acquisition-related costs for ECD Business included in "Special charges" in the Consolidated Statements of Income for the year ended June 30, 2017 were $10.5 million.
The amount of ECD Business’ revenues and net loss included in our Consolidated Statements of Income for the year ended June 30, 2017 is set forth below:

January 23, 2017 - June 30, 2017
Revenues	$193,179
Net loss*	$(23,616)

*Net loss includes one-time fees of approximately $13.9 million on account of special charges and $52.6 million of amortization charges relating to acquired intangible assets. These losses were partially offset by a tax recovery of $10.7 million. Net loss includes certain expenses that have been allocated to ECD Business, as separately identifiable expenses are not available because of our continued efforts at fully integrating ECD Business within our combined company.

The unaudited pro forma revenues and net income of the combined entity for the years ended June 30, 2017 and 2016, had the acquisition been consummated as of July 1, 2015, are set forth below:

	Year Ended June 30,
Supplemental Unaudited Pro forma Information	2017	2016
Total revenues	$2,625,644	$2,404,279
Net income (1)(2)	$1,022,109	$348,728
(1) Included in pro forma net income for the periods above are estimated amortization charges relating to the allocated values of acquired intangible assets of $119.3 million each, respectively, for the year ended June 30, 2017 and 2016.
(2) Included in net income for the year ended June 30, 2017 is a significant tax benefit of $876.1 million associated with the recognition of a net deferred tax asset ensuing from the Company’s internal reorganization that occurred in July 2016. See note 14 "Income Taxes" for more details.

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
Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of July 31, 2016, are set forth below:

Current assets	$683
Non-current deferred tax asset	11,861
Non-current tangible assets	2,348
Intangible customer assets	64,000
Intangible technology assets	101,000
Liabilities assumed	(38,090)
Total identifiable net assets	141,802
Goodwill	173,198
Net assets acquired	$315,000
The goodwill of $173.2 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $105.1 million is expected to be deductible for tax purposes.
Acquisition-related costs for CCM Business included in "Special charges" in the Consolidated Statements of Income for the year ended June 30, 2017 were $0.9 million.
The acquisition had no significant impact on revenues and net earnings for the year ended June 30, 2017, since the date of acquisition.
Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations reported.

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
The results of operations of Recommind, have been consolidated with those of OpenText beginning July 20, 2016.
Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of July 20, 2016, are set forth below:

Current assets	$30,034
Non-current tangible assets	1,245
Intangible customer assets	51,900
Intangible technology assets	24,800
Long-term deferred tax liabilities	(1,780)
Other liabilities assumed	(27,497)
Total identifiable net assets	78,702
Goodwill	91,405
Net assets acquired	$170,107
The goodwill of $91.4 million is primarily attributable to the synergies expected to arise after the acquisition. No portion of this goodwill is expected to be deductible for tax purposes.
The fair value of current assets acquired includes accounts receivable with a fair value of $28.7 million. The gross amount receivable was $29.6 million of which $0.9 million of this receivable was expected to be uncollectible.
Acquisition-related costs for Recommind included in "Special charges (recoveries)" in the Consolidated Statements of Income for the year ended June 30, 2017 were $1.1 million.
The acquisition had no significant impact on revenues and net earnings for the year ended June 30, 2017, since the date of acquisition.
Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations reported.
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
The results of operations of ANX were consolidated with those of OpenText beginning May 1, 2016.

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
Purchase of an Asset Group Constituting a Business - CEM Business
On April 30, 2016, we acquired certain customer experience software and services assets and liabilities from HP Inc. (CEM Business) for approximately $160.0 million. Previously, $7.3 million was held back and unpaid in accordance with the terms of the purchase agreement. This amount was released and paid during the quarter ended September 30, 2016. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements our current software portfolio, particularly our Customer Experience Management and Cloud offerings.
The results of operations of this acquisition were consolidated with those of OpenText beginning April 30, 2016.
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
The goodwill of $87.5 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $31.8 million is expected to be deductible for tax purposes.
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
Acquisition-related costs for Daegis included in "Special charges (recoveries)" in the Consolidated Statements of Income for the year ended June 30, 2016 was $1.1 million.
The results of operations of Daegis were consolidated with those of OpenText beginning November 23, 2015.

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

The following table sets forth the distribution of revenues, by significant geographic area, for the periods indicated:

	Year Ended June 30,
	2017	2016	2015
Revenues:
Canada	$227,115	$107,217	$113,780
United States	1,090,049	915,615	887,895
United Kingdom	159,817	185,631	201,059
Germany	166,611	155,201	169,538
Rest of Europe	394,132	270,114	267,702
All other countries	253,333	190,450	211,943
Total revenues	$2,291,057	$1,824,228	$1,851,917
The following table sets forth the distribution of long-lived assets, representing property and equipment and intangible assets, by significant geographic area, as of the periods indicated below.

	As of June 30, 2017	As of June 30, 2016
Long-lived assets:
Canada*	$1,283,589	$145,927
United States	339,246	546,788
United Kingdom	11,583	20,042
Germany	6,694	4,878
Rest of Europe	21,360	76,560
All other countries	37,488	35,705
Total	$1,699,960	$829,900
*In July 2016, we implemented a reorganization of our subsidiaries worldwide with the view to continue to enhance operational and administrative efficiencies through further consolidated ownership, management, and development of our intellectual property (IP) in Canada. For additional details, please see note 14 "Income Taxes".
NOTE 20—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2017	2016	2015
Cash paid during the period for interest(1)	$115,117	$72,058	$34,658
Cash received during the period for interest	$3,115	$3,659	$3,905
Cash paid during the period for income taxes(2)	$83,086	$40,431	$25,870
(1) Includes interest owing on Senior Notes 2026, which was first issued in May 2016 with additional notes issued in December 2016. See note 10 "Long Term Debt" for additional details. Cash paid during the year ended June 30, 2017 relating to Senior Notes 2026 was $41.9 million (year ended June 30, 2016 and June 30, 2015—nil, respectively).
(2) Included for the year ended June 30, 2017 is cash paid of approximately $26.8 million, primarily relating to a one-time gain recognized arising from our recent IP reorganization.

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

	Year Ended June 30,
	2017		2016	2015
Basic earnings per share
Net income attributable to OpenText	$1,025,659	(1)	$284,477	$234,327
Basic earnings per share attributable to OpenText	$4.04		$1.17	$0.96
Diluted earnings per share
Net income attributable to OpenText	$1,025,659	(1)	$284,477	$234,327
Diluted earnings per share attributable to OpenText	$4.01		$1.17	$0.95
Weighted-average number of shares outstanding
Basic	253,879		242,926	244,184
Effect of dilutive securities	1,926		1,150	1,730
Diluted	255,805		244,076	245,914
Excluded as anti-dilutive(2)	1,371		5,458	3,718
(1) Please also see note 14 "Income Taxes" for details relating to a one-time tax benefit of $876.1 million recorded during the quarter ended September 30, 2016 in connection with an internal reorganization of our subsidiaries.
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
During the year ended June 30, 2017, Mr. Stephen Sadler, a director, earned $0.8 million (June 30, 2016—$0.8 million, June 30, 2015—$0.5 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees. All fees are entirely paid as of the end of each fiscal year.
NOTE 23—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on August 2, 2017, a dividend of $0.1320 per Common Share. The record date for this dividend is September 1, 2017 and the payment date is September 22, 2017. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.

Acquisition of Covisint Corporation
On July 26, 2017, we closed our previously announced acquisition of Covisint Corporation, a leading cloud platform for building Identity, Automotive, and Internet of Things (IoT) applications, for approximately $103.0 million. Given that this acquisition has only recently closed, as of the date of our filing of this Annual Report on Form 10-K, we are still evaluating the impact of this acquisition on our Consolidated Financial Statements. The results of this evaluation along with this acquisition's financial results will be consolidated from the closing date in our financial statements for the first quarter of Fiscal 2018.
Definitive Agreement to acquire Guidance Software Inc.
On July 26, 2017, we announced that we entered into a definitive agreement to acquire Guidance Software Inc. (Guidance), a leading provider of forensic security solutions, for approximately $240.0 million. The acquisition of Guidance is expected to complement our Discovery portfolio of software and services. The acquisition is expected to close during the first quarter of Fiscal 2018, subject to customary closing conditions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: August 3, 2017

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ JOHN M. DOOLITTLE
John M. Doolittle Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ADITYA MAHESHWARI
Aditya Maheshwari Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/s/ MARK J. BARRENECHEA	Director, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)	August 3, 2017
Mark J. Barrenechea
/S/ P. THOMAS JENKINS	Chairman of the Board	August 3, 2017
P. Thomas Jenkins
/S/ RANDY FOWLIE	Director	August 3, 2017
Randy Fowlie
/S/ GAIL E. HAMILTON	Director	August 3, 2017
Gail E. Hamilton
/S/ BRIAN J. JACKMAN	Director	August 3, 2017
Brian J. Jackman
/S/ DEBORAH WEINSTEIN	Director	August 3, 2017
Deborah Weinstein
/S/ STEPHEN J. SADLER	Director	August 3, 2017
Stephen J. Sadler
/S/ MICHAEL SLAUNWHITE	Director	August 3, 2017
Michael Slaunwhite
/S/ KATHARINE B. STEVENSON	Director	August 3, 2017
Katharine B. Stevenson

/S/ CARL JÜRGEN TINGGREN	Director	August 3, 2017
Carl Jürgen Tinggren