Form 10-Q
period 2017-09-30
OPEN TEXT CORP
filed 2017-11-02
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 31, 2017, there were 265,481,923 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	September 30, 2017	June 30, 2017
ASSETS	(unaudited)
Cash and cash equivalents	$376,390	$443,357
Accounts receivable trade, net of allowance for doubtful accounts of $6,861 as of September 30, 2017 and $6,319 as of June 30, 2017 (note 3)	457,758	445,812
Income taxes recoverable (note 14)	25,972	32,683
Prepaid expenses and other current assets	98,526	81,625
Total current assets	958,646	1,003,477
Property and equipment (note 4)	245,378	227,418
Goodwill (note 5)	3,576,224	3,416,749
Acquired intangible assets (note 6)	1,560,370	1,472,542
Deferred tax assets (note 14)	1,214,631	1,215,712
Other assets (note 7)	94,718	93,763
Deferred charges (note 8)	40,588	42,344
Long-term income taxes recoverable (note 14)	5,865	8,557
Total assets	$7,696,420	$7,480,562
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$323,261	$342,120
Current portion of long-term debt (note 10)	382,760	182,760
Deferred revenues	567,475	570,328
Income taxes payable (note 14)	30,524	31,835
Total current liabilities	1,304,020	1,127,043
Long-term liabilities:
Accrued liabilities (note 9)	46,689	50,338
Deferred credits (note 8)	4,644	5,283
Pension liability (note 11)	61,235	58,627
Long-term debt (note 10)	2,386,415	2,387,057
Deferred revenues	68,963	61,678
Long-term income taxes payable (note 14)	167,484	162,493
Deferred tax liabilities (note 14)	92,034	94,724
Total long-term liabilities	2,827,464	2,820,200
Shareholders’ equity:
Share capital and additional paid-in capital (note 12)
265,288,304 and 264,059,567 Common Shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively; authorized Common Shares: unlimited	1,642,502	1,613,454
Accumulated other comprehensive income	49,518	48,800
Retained earnings	1,899,203	1,897,624
Treasury stock, at cost (1,093,280 shares at September 30, 2017 and 1,101,612 at June 30, 2017, respectively)	(27,342)	(27,520)
Total OpenText shareholders' equity	3,563,881	3,532,358
Non-controlling interests	1,055	961
Total shareholders’ equity	3,564,936	3,533,319
Total liabilities and shareholders’ equity	$7,696,420	$7,480,562
Guarantees and contingencies (note 13)
Related party transactions (note 21)
Subsequent event (note 22)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended September 30,
	2017	2016
Revenues:
License	$78,231	$60,656
Cloud services and subscriptions	193,853	169,687
Customer support	295,404	210,206
Professional service and other	73,199	51,115
Total revenues	640,687	491,664
Cost of revenues:
License	2,960	3,845
Cloud services and subscriptions	84,330	70,292
Customer support	32,791	25,738
Professional service and other	59,459	41,343
Amortization of acquired technology-based intangible assets (note 6)	43,960	23,135
Total cost of revenues	223,500	164,353
Gross profit	417,187	327,311
Operating expenses:
Research and development	77,629	58,572
Sales and marketing	122,822	95,148
General and administrative	48,915	38,197
Depreciation	18,878	15,270
Amortization of acquired customer-based intangible assets (note 6)	43,789	33,608
Special charges (recoveries) (note 17)	18,031	12,454
Total operating expenses	330,064	253,249
Income from operations	87,123	74,062
Other income (expense), net	10,224	6,699
Interest and other related expense, net	(33,288)	(27,275)
Income before income taxes	64,059	53,486
Provision for (recovery of) income taxes (note 14)	27,369	(859,425)
Net income for the period	$36,690	$912,911
Net (income) loss attributable to non-controlling interests	(94)	(27)
Net income attributable to OpenText	$36,596	$912,884
Earnings per share—basic attributable to OpenText (note 20)	$0.14	$3.76
Earnings per share—diluted attributable to OpenText (note 20)	$0.14	$3.73
Weighted average number of Common Shares outstanding—basic (in '000's)	264,802	242,910
Weighted average number of Common Shares outstanding—diluted (in '000's)	266,235	244,742
Dividends declared per Common Share	$0.1320	$0.1150

As a result of the two-for-one share split, effected January 24, 2017 by way of a share sub-division, all comparative period per share data and number of Common Shares outstanding in these Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements are presented on a post share split basis.
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2017	2016
Net income for the period	$36,690	$912,911
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	906	1,219
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of $463 and ($128) for the three months ended September 30, 2017 and 2016, respectively	1,285	(355)
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of ($287) and ($5) for the three months ended September 30, 2017 and 2016, respectively	(797)	(17)
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of ($83) and ($593) for the three months ended September 30, 2017 and 2016, respectively	(115)	1,538
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $42 and $62 for the three months ended September 30, 2017 and 2016, respectively	56	147
Unrealized net gain (loss) on marketable securities - net of tax effect of nil for the three months ended September 30, 2017 and 2016, respectively	—	(112)
Release of unrealized gain on marketable securities - net of tax effect of nil for the three months ended September 30, 2017 and 2016, respectively	(617)	—
Total other comprehensive income net, for the period	718	2,420
Total comprehensive income	37,408	915,331
Comprehensive (income) loss attributable to non-controlling interests	(94)	(27)
Total comprehensive income attributable to OpenText	$37,314	$915,304
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income for the period	$36,690	$912,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	106,627	72,013
Share-based compensation expense	8,235	8,140
Excess tax (benefits) expense on share-based compensation expense	—	(5)
Pension expense	1,035	1,190
Amortization of debt issuance costs	1,298	1,323
Amortization of deferred charges and credits	1,117	2,146
Loss on sale and write down of property and equipment	163	—
Release of unrealized gain on marketable securities to income	(841)	—
Deferred taxes	5,947	(875,824)
Share in net (income) loss of equity investees	512	(5,529)
Other non-cash charges	—	1,033
Changes in operating assets and liabilities:
Accounts receivable	5,162	16,169
Prepaid expenses and other current assets	(2,808)	(1,189)
Income taxes and deferred charges and credits	9,148	3,221
Accounts payable and accrued liabilities	(64,476)	(30,599)
Deferred revenue	(38,480)	(26,109)
Other assets	(2,227)	(5,440)
Net cash provided by operating activities	67,102	73,451
Cash flows from investing activities:
Additions of property and equipment	(30,449)	(20,665)
Proceeds from maturity of short-term investments	—	9,212
Purchase of Guidance Software Inc., net of cash acquired	(220,765)	—
Purchase of Covisint Corporation, net of cash acquired	(71,279)	—
Purchase of HP Inc. CCM Business	—	(312,198)
Purchase of Recommind, Inc.	—	(170,107)
Purchase of HP Inc. CEM Business	—	(7,289)
Other investing activities	(4,206)	(123)
Net cash used in investing activities	(326,699)	(501,170)
Cash flows from financing activities:
Excess tax benefits (expense) on share-based compensation expense	—	5
Proceeds from Revolver	200,000	—
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	21,825	5,310
Repayment of long-term debt and Revolver	(1,940)	(2,000)
Debt issuance costs	—	(1,330)
Payments of dividends to shareholders	(35,017)	(27,791)
Net cash provided by (used in) financing activities	184,868	(25,806)
Foreign exchange gain (loss) on cash held in foreign currencies	7,762	4,712
Increase (decrease) in cash and cash equivalents during the period	(66,967)	(448,813)
Cash and cash equivalents at beginning of the period	443,357	1,283,757
Cash and cash equivalents at end of the period	$376,390	$834,944
Supplemental cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2017
(Tabular amounts in thousands, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), GXS, Inc. (GXS Korea) and EC1 Pte. Ltd. (GXS Singapore), which as of September 30, 2017, were 70%, 85% and 81% owned, respectively, by OpenText. All inter-company balances and transactions have been eliminated.
Throughout this Quarterly Report on Form 10-Q: (i) the term “Fiscal 2018” means our fiscal year beginning on July 1, 2017 and ending June 30, 2018; (ii) the term “Fiscal 2017” means our fiscal year beginning on July 1, 2016 and ended June 30, 2017; (iii) the term “Fiscal 2016” means our fiscal year beginning on July 1, 2015 and ended June 30, 2016; (iv) the term "Fiscal 2015" means our fiscal year beginning on July 1, 2014 and ended June 30, 2015; and (v) the term "Fiscal 2014" means our fiscal year beginning on July 1, 2013 and ended June 30, 2014.
These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Covisint Corporation (Covisint), with effect from July 26, 2017 and Guidance Software Inc. (Guidance), with effect from September 14, 2017 (see note 18 "Acquisitions").
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) testing of goodwill for impairment, (iii) the valuation of acquired intangible assets, (iv) the valuation of long-lived assets, (v) the recognition of contingencies, (vi) restructuring accruals, (vii) acquisition accruals and pre-acquisition contingencies, (viii) the realization of investment tax credits, (ix) the valuation of stock options granted and obligations related to share-based payments, including the valuation of our long-term incentive plans, (x) the valuation of pension assets and obligations, and (xi) accounting for income taxes.
Share Split
As a result of the two-for-one share split, effected January 24, 2017 by way of a share sub-division, all comparative period per share data and number of Common Shares outstanding in these accompanying Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements are presented on a post share split basis. See note 12 "Share Capital, Option Plans and Share-based Payments" for additional information about the share split.
NOTE 2— RECENT ACCOUNTING PRONOUNCEMENTS
Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02 “Leases (Topic 842)” (ASU 2016-02), which supersedes the guidance in former Accounting Standards Codification (ASC) Topic 840 “Leases”. The most significant change will result in the recognition of lease assets for the right to use the underlying asset and lease liabilities for the obligation to make lease payments by lessees, for those leases classified as operating leases under current guidance. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows related to leases. This standard is effective for us for our fiscal year ending June 30, 2020, with early adoption permitted. Upon adoption of ASU 2016-02, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We have formed a sub-committee consisting of internal members from various departments to assess the effect that the pending adoption of ASU 2016-02 will have on our

Condensed Consolidated Balance Sheets. Although the sub-committee has not completed their assessment, we expect the majority of the impact to come from our facility leases, and that most of our operating lease commitments will be recognized as right of use assets and operating lease liabilities, which will increase our total assets and total liabilities, as reported on our Condensed Consolidated Balance Sheets, relative to such amounts prior to adoption. The sub-committee continues to evaluate the impact of the new standard on our consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, December 2016 and September 2017 within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, and ASU 2017-13 respectively, (collectively referred to as Topic 606). These updates supersede the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" and nearly all other existing revenue recognition guidance under U.S. GAAP. The core principal of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services and permits the use of the retrospective or cumulative effect transition method. Topic 606 identifies five steps to be followed to achieve its core principal, which include (i) identifying contract(s) with customers, (ii) identifying performance obligations in the contract(s), (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract(s) and (v) recognizing revenue when (or as) the entity satisfies a performance obligation.
We anticipate that we will adopt Topic 606 using the cumulative effect approach when this guidance becomes effective for us, starting in the first quarter of our fiscal year ending June 30, 2019.
We have established a project team with the primary objective of evaluating the effect that Topic 606 will have on our business processes, systems and controls in order to support the requirements of the new standard. We have utilized a bottoms-up approach to determine the impact of the new standard on our contracts and have completed our review of current accounting policies and practices as compared to the new standard. This has resulted in the identification of differences that will result from applying the requirements of Topic 606 to our revenue contracts that will be open at the time of the transition. While we are continuing to assess all potential impacts of Topic 606, we currently believe the most significant impacts will relate to our accounting for implementation services on cloud arrangements and accounting for on premise subscription offerings.
Under current U.S. GAAP, fees charged for professional services to implement hosted software within a cloud arrangement are deferred and amortized over the longer of the non-cancellable contract term or the estimated customer life because the activities are not deemed to be a separate element for which stand-alone value exists. The requirements for the identification of distinct performance obligations within a contract have changed under the new revenue recognition standard. Under this new standard we will be required to recognize certain implementation services that meet the criteria of being distinct as a separate performance obligation from the on-going cloud arrangement with corresponding revenues recognized as the services are provided to the customer. Costs relating to these implementation services will be expensed as they are incurred.
Under current U.S. GAAP, revenue attributable to subscription services related to on premise offerings is recognized ratably over the term of the arrangement because Vendor Specific Objective Evidence (VSOE) does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of the delivered software licenses is eliminated under the new revenue recognition standard. Accordingly, under this new standard we will be required to recognize as revenue a portion of the arrangement fee upon delivery of the initial software at the outset of the arrangement. This difference will result in allocating a transaction price to the delivered software component of a subscription offering and thus an earlier recognition of that transaction price.
The accounting for the recognition of costs related to obtaining customer contracts under Topic 606 is not significantly different from our current policy to defer commissions. There will be certain modifications to reflect the changes in the pattern and timing of recognition of certain arrangements as discussed above.

We are still in the process of quantifying the impacts of Topic 606 and the methodology of estimating Standalone Selling Price for certain of the separately identified performance obligations under the new revenue recognition standard. It is important to note, however, that certain contracts are complex, and actual determination of revenue recognition under both existing and new guidance is dependent on contract-specific terms, which can cause variability in the timing and quantum of revenue recognized. We will continue to assess all of the impacts that the application of Topic 606 will have on our Condensed Consolidated Financial Statements and, if material, will provide updated disclosures with regard to the expected impact.

ASUs adopted in Fiscal 2018
During Fiscal 2018 we adopted the following ASUs, none of which had a material impact to our reported financial position, results of operations or cash flows:

•	ASU 2016-09 "Compensation-Stock Compensation (Topic 718)"
NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2017	$6,319
Bad debt expense	1,359
Write-off /adjustments	(817)
Balance as of September 30, 2017	$6,861
Included in accounts receivable are unbilled receivables in the amount of $58.2 million as of September 30, 2017 (June 30, 2017—$46.2 million).
NOTE 4—PROPERTY AND EQUIPMENT

	As of September 30, 2017
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$24,414	$(15,286)	$9,128
Office equipment	1,468	(621)	847
Computer hardware	177,520	(112,368)	65,152
Computer software	74,796	(37,057)	37,739
Capitalized software development costs	70,175	(31,650)	38,525
Leasehold improvements	96,474	(40,806)	55,668
Land and buildings	48,704	(10,385)	38,319
Total	$493,551	$(248,173)	$245,378

	As of June 30, 2017
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$23,026	$(14,879)	$8,147
Office equipment	1,245	(597)	648
Computer hardware	164,268	(104,572)	59,696
Computer software	72,835	(33,862)	38,973
Capitalized software development costs	67,092	(28,430)	38,662
Leasehold improvements	81,564	(38,642)	42,922
Land and buildings	48,431	(10,061)	38,370
Total	$458,461	$(231,043)	$227,418
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2017:

Balance as of June 30, 2017	$3,416,749
Acquisition of Guidance (note 18)	127,122
Acquisition of Covisint (note 18)	26,905
Adjustments relating to acquisitions prior to Fiscal 2018 (note 18)	(75)
Adjustments on account of foreign exchange	5,523
Balance as at September 30, 2017	$3,576,224

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2017
	Cost	Accumulated Amortization	Net
Technology assets	$981,026	$(297,866)	$683,160
Customer assets	1,335,392	(458,182)	877,210
Total	$2,316,418	$(756,048)	$1,560,370

	As of June 30, 2017
	Cost	Accumulated Amortization	Net
Technology assets	$930,841	$(272,872)	$657,969
Customer assets	1,230,806	(416,233)	814,573
Total	$2,161,647	$(689,105)	$1,472,542
The above balances as of September 30, 2017 have been reduced to reflect the impact of intangible assets relating to acquisitions where the gross cost has become fully amortized during the three months ended September 30, 2017. The impact of this resulted in a reduction of $19.0 million related to Technology assets and $1.8 million related to Customer assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2018 (nine months ended June 30)	$279,609
2019	346,088
2020	274,574
2021	186,588
2022	176,594
2023 and beyond	296,917
Total	$1,560,370

NOTE 7—OTHER ASSETS

	As of September 30, 2017	As of June 30, 2017
Deposits and restricted cash	$13,604	$15,821
Deferred implementation costs	28,744	28,833
Investments	31,386	27,886
Marketable securities	—	3,023
Long-term prepaid expenses and other long-term assets	20,984	18,200
Total	$94,718	$93,763
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
Investments relate to certain non-marketable equity securities in which we are a limited partner. Our interest, individually, in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments is recorded as a component of other income (expense), net in our Condensed Consolidated Statements of Income. During the three months ended September 30, 2017, our share of income (loss) from these investments was $(0.5) million (three months ended September 30, 2016—$5.5 million).

Marketable securities are classified as available for sale securities and are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains and losses reported as a separate component of Accumulated other comprehensive income. As of September 30, 2017, we no longer hold any marketable securities.
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
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2017	As of June 30, 2017
Accounts payable—trade	$20,562	$43,699
Accrued salaries and commissions	97,237	121,958
Accrued liabilities	161,736	135,512
Accrued interest on Senior Notes	26,021	24,787
Amounts payable in respect of restructuring and other Special charges	14,321	13,728
Asset retirement obligations	3,384	2,436
Total	$323,261	$342,120
Long-term accrued liabilities

	As of September 30, 2017	As of June 30, 2017
Amounts payable in respect of restructuring and other Special charges	$2,493	$2,686
Other accrued liabilities*	33,009	36,702
Asset retirement obligations	11,187	10,950
Total	$46,689	$50,338
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of September 30, 2017, the present value of this obligation was $14.6 million (June 30, 2017—$13.4 million), with an undiscounted value of $16.4 million (June 30, 2017—$15.0 million).

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of September 30, 2017	As of June 30, 2017
Total debt
Senior Notes 2026	$850,000	$850,000
Senior Notes 2023	800,000	800,000
Term Loan B	770,180	772,120
Revolver	375,000	175,000
Total principal payments due	2,795,180	2,597,120

Premium on Senior Notes 2026	6,454	6,597
Debt issuance costs	(32,459)	(33,900)
Total amount outstanding	2,769,175	2,569,817

Less:
Current portion of long-term debt
Term Loan B	7,760	7,760
Revolver	375,000	175,000
Total current portion of long-term debt	382,760	182,760

Non-current portion of long-term debt	$2,386,415	$2,387,057
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
For the three months ended September 30, 2017, we recorded interest expense of $12.5 million relating to Senior Notes 2026 (three months ended September 30, 2016—$8.8 million).
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
For the three months ended September 30, 2017, we recorded interest expense of $11.3 million relating to Senior Notes 2023 (three months ended September 30, 2016—$11.3 million).

Term Loan B
We entered into a $800 million term loan facility (Term Loan B) and borrowed the full amount on January 16, 2014. Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver (defined below).
Term Loan B has a seven year term and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 2.0% plus LIBOR.
For the three months ended September 30, 2017, we recorded interest expense of $6.4 million relating to Term Loan B (three months ended September 30, 2016—$6.5 million).
Revolver
We currently have a $450 million committed revolving credit facility (the Revolver) which matures on May 5, 2022. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of September 30, 2017, the outstanding balance on the Revolver bears an interest rate of approximately 2.98%.
During the three months ended September 30, 2017, we drew down $200 million from the Revolver to finance the acquisition of Guidance (three months ended September 30, 2016—nil).
For the three months ended September 30, 2017, we recorded interest expense of $1.8 million, relating to amounts drawn on the Revolver (three months ended September 30, 2016—nil).
Debt Issuance Costs and Premium on Senior Notes
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our credit facilities and issuing our Senior Notes and are being amortized over the respective terms of the Senior Notes, Term Loan B and the Revolver using the effective interest method.
The premium on Senior Notes 2026 represents the excess of the proceeds received over the face value of Senior Notes 2026. This premium is amortized as a credit to interest expense over the term of Senior Notes 2026 using the effective interest method.
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER) and GXS Philippines, Inc. (GXS PHP) as of September 30, 2017 and June 30, 2017:

	As of September 30, 2017
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$30,160	$622	$29,538
GXS Germany defined benefit plan	24,951	970	23,981
GXS Philippines defined benefit plan	4,614	89	4,525
Other plans	3,364	173	3,191
Total	$63,089	$1,854	$61,235

	As of June 30, 2017
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$28,881	$583	$28,298
GXS Germany defined benefit plan	23,730	926	22,804
GXS Philippines defined benefit plan	4,495	81	4,414
Other plans	3,256	145	3,111
Total	$60,362	$1,735	$58,627

*The current portion of the benefit obligation has been included within "Accrued salaries and commissions", all within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets (see note 9 "Accounts Payable and Accrued Liabilities").
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT pension plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of September 30, 2017, there is approximately $0.4 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2018.
GXS Germany Plan
As part of our acquisition of GXS Group, Inc. (GXS) in Fiscal 2014, we assumed an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of September 30, 2017, there is approximately $53.7 thousand in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2018.
GXS Philippines Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of approximately $32.8 thousand as of September 30, 2017, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of September 30, 2017, there is approximately $0.2 million in accumulated other comprehensive income related to the GXS PHP plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2018.

The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of September 30, 2017				As of June 30, 2017
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of period	$28,881	$23,730	$4,495	$57,106	$29,450	$24,729	$7,341	$61,520
Service cost	124	117	219	460	467	395	1,051	1,913
Interest cost	150	121	55	326	456	377	226	1,059
Benefits paid	(132)	(247)	(38)	(417)	(469)	(807)	(53)	(1,329)
Actuarial (gain) loss	(19)	280	(62)	199	(1,708)	(1,548)	(3,728)	(6,984)
Foreign exchange (gain) loss	1,156	950	(55)	2,051	685	584	(342)	927
Benefit obligation—end of period	30,160	24,951	4,614	59,725	28,881	23,730	4,495	57,106
Less: Current portion	(622)	(970)	(89)	(1,681)	(583)	(926)	(81)	(1,590)
Non-current portion of benefit obligation	$29,538	$23,981	$4,525	$58,044	$28,298	$22,804	$4,414	$55,516

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended September 30,
	2017				2016
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$124	$117	$219	$460	$120	$101	$439	$660
Interest cost	150	121	55	326	117	96	76	289
Amortization of actuarial (gains) and losses	134	18	(61)	91	160	43	(12)	191
Net pension expense	$408	$256	$213	$877	$397	$240	$503	$1,140

In determining the fair value of the pension plan benefit obligations as of September 30, 2017 and June 30, 2017, respectively, we used the following weighted-average key assumptions:

	As of September 30, 2017			As of June 30, 2017
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.00%	2.00%	6.20%	2.00%	2.00%	6.20%
Pension increases	1.75%	2.00%	N/A	1.75%	2.00%	N/A
Discount rate	2.00%	2.00%	5.00%	2.00%	2.00%	5.00%
Normal retirement age	65	65-67	60	65	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	12.19%	—%	—%	12.19%
to age 25	—%	—%	16.58%	—%	—%	16.58%
to age 30	1.00%	—%	13.97%	1.00%	—%	13.97%
to age 35	0.50%	—%	10.77%	0.50%	—%	10.77%
to age 40	—%	—%	7.39%	—%	—%	7.39%
to age 45	0.50%	—%	3.28%	0.50%	—%	3.28%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%

Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2018 (nine months ended June 30)	$454	$722	$67
2019	671	991	134
2020	723	998	125
2021	816	1,042	157
2022	899	1,051	311
2023 to 2027	5,621	5,606	1,756
Total	$9,184	$10,410	$2,550
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
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Share Split
As a result of the two-for-one share split effected last fiscal year on January 24, 2017, whereby shareholders of record on the record date received one additional Common Share for each Common Share held, all comparative period per share data, number of Common Shares outstanding and share-based compensation awards are presented on a post share split basis.
Cash Dividends
For the three months ended September 30, 2017, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.1320, per Common Share in the aggregate amount of $35.0 million, which we paid during the same period.
For the three months ended September 30, 2016, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.1150, per Common Share in the aggregate amount of $27.8 million.
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
Repurchase
During the three months ended September 30, 2017, we did not repurchase any of our Common Shares for potential reissuance under our Long Term Incentive Plans (LTIP) or other plans (three months ended September 30, 2016—nil). See below for more details on our various plans.
Reissuance
During the three months ended September 30, 2017, we reissued 8,332 Common Shares, from treasury stock (three months ended September 30, 2016—8,334 Common Shares), in connection with the settlement of awards.

Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended September 30,
	2017	2016
Stock options	$3,302	$3,888
Performance Share Units (issued under LTIP)	1,035	881
Restricted Share Units (issued under LTIP)	1,886	1,602
Restricted Share Units (other)	479	752
Deferred Share Units (directors)	547	511
Employee Share Purchase Plan	986	506
Total share-based compensation expense	$8,235	$8,140
Summary of Outstanding Stock Options
As of September 30, 2017, an aggregate of 8,461,042 options to purchase Common Shares were outstanding and an additional 11,332,788 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the three months ended September 30, 2017 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2017	8,977,830	$24.57
Granted	543,130	34.49
Exercised	(1,048,002)	15.42
Forfeited or expired	(11,916)	29.80
Outstanding at September 30, 2017	8,461,042	$26.33	4.53	$52,658
Exercisable at September 30, 2017	3,255,710	$21.65	3.21	$34,657
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

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended September 30,
	2017	2016
Weighted–average fair value of options granted	$7.44	$6.53
Weighted-average assumptions used:
Expected volatility	27.35%	29.42%
Risk–free interest rate	1.74%	1.03%
Expected dividend yield	1.43%	1.45%
Expected life (in years)	4.34	4.33
Forfeiture rate (based on historical rates)	6%	5%
Average exercise share price	$34.49	$29.75
As of September 30, 2017, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $23.1 million, which will be recognized over a weighted-average period of approximately 2.4 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three months ended September 30, 2017, cash in the amount of $16.2 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2017 from the exercise of options eligible for a tax deduction was $0.1 million.
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
Fiscal 2017 LTIP
Grants made in Fiscal 2015 under the LTIP (collectively referred to as Fiscal 2017 LTIP), consisting of PSUs and RSUs, took effect in Fiscal 2015 starting on September 4, 2014. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the Fiscal 2017 LTIP. We expect to settle the Fiscal 2017 LTIP awards in stock during the second quarter of Fiscal 2018.
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

Fiscal 2020 LTIP
Grants made in Fiscal 2018 under the LTIP (collectively referred to as Fiscal 2020 LTIP), consisting of PSUs and RSUs, took effect in Fiscal 2018 starting on August 7, 2017. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the Fiscal 2020 LTIP. We expect to settle the Fiscal 2020 LTIP awards in stock.
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
As of September 30, 2017, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $22.4 million, which is expected to be recognized over a weighted average period of 2.3 years.
Restricted Share Units (RSUs)
During the three months ended September 30, 2017, we granted 2,968 RSUs to employees in accordance with employment and other agreements (three months ended September 30, 2016—7,800). The RSUs vest over a specified contract date, typically three years from the respective date of grants. We expect to settle the awards in stock.
During the three months ended September 30, 2017, we issued 8,332 Common Shares from treasury stock, with a cost of $0.2 million, in connection with the settlement of these vested RSUs (three months ended September 30, 2016—8,334 with a cost of $0.1 million).
Deferred Stock Units (DSUs)
During the three months ended September 30, 2017, we granted 3,203 DSUs to certain non-employee directors (three months ended September 30, 2016—2,442). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
Employee Share Purchase Plan (ESPP)
Our ESPP offers employees a purchase price discount of 15%.
During the three months ended September 30, 2017, 192,369 Common Shares were eligible for issuance to employees enrolled in the ESPP (three months ended September 30, 2016—103,632).
During the three months ended September 30, 2017, cash in the amount of approximately $5.7 million was received from employees relating to the ESPP (three months ended September 30, 2016—$2.9 million).
NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2017— June 30, 2018	July 1, 2018— June 30, 2020	July 1, 2020— June 30, 2022	July 1, 2022 and beyond
Long term debt obligations (1)	$3,581,923	$479,853	$255,219	$952,101	$1,894,750
Operating lease obligations (2)	382,347	56,758	125,449	93,400	106,740
Purchase obligations	27,193	14,607	12,096	490	—
	$3,991,463	$551,218	$392,764	$1,045,991	$2,001,490
(1) Includes interest up to maturity and principal payments. We currently have borrowings outstanding under the Revolver, which we expect to repay within the next 12 months. Please see note 10 "Long-Term Debt" for more details.
(2) Net of $7.9 million of sublease income to be received from properties which we have subleased to third parties.
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
As part of these examinations, which remain ongoing, on July 17, 2015 we received from the IRS an initial Notice of Proposed Adjustment (NOPA) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received, including because the IRS may assign a higher value to our intellectual property). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of September 30, 2017, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $590 million, inclusive of U.S. federal and state taxes, penalties and interest. The increase from the initially disclosed estimated aggregate liability is solely due to an estimate of interest that has accrued.
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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries. The CRA has issued a notice of reassessment for Fiscal 2012 that would, as currently proposed, increase our taxable income for that year by approximately $90 million (offset by the tax attributes referred to below). We strongly disagree with the CRA position, believe the reassessment of Fiscal 2012 is without merit, and intend to vigorously contest the proposed adjustments to our taxable income. We will be filing a notice of objection and will also seek competent authority consideration under applicable international treaties in respect of this reassessment. As of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of this reassessment in our Condensed Consolidated Financial Statements.
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
GXS Brazil Matter
As part of our acquisition of GXS, we inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim. During the three months ended September 30, 2017 the courts ruled in favour of the municipality of São Paulo. The Company has decided not to pursue further appeal. Accordingly, as of September 30, 2017 we accrued approximately $1.4 million towards the settlement of this matter. Subsequently on October 1, 2017, the Company reached a settlement with the municipality and paid $1.4 million.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $4.1 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
Please also see "Risk Factors" included in our Annual Report on Form 10-K for Fiscal 2017.
NOTE 14—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
We recognize interest expense and penalties related to income tax matters in income tax expense.
For the three months ended September 30, 2017 and 2016, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended September 30,
	2017	2016
Interest expense	$2,086	$1,282
Penalties expense (recoveries)	81	(106)
Total	$2,167	$1,176

As of September 30, 2017 and June 30, 2017, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of September 30, 2017	As of June 30, 2017
Interest expense accrued *	$50,039	$47,402
Penalties accrued *	$3,018	$2,160

*	These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of September 30, 2017, could decrease tax expense in the next 12 months by $1.6 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
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
As at September 30, 2017, we have provided $24.6 million (June 30, 2017—$22.1 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
The effective tax rate increased to an expense of 42.7% for the three months ended September 30, 2017, compared to a recovery of 1,606.8% for the three months ended September 30, 2016. The increase in tax expense of $886.8 million was primarily due to (i) a significant tax benefit of $876.1 million resulting from the Fiscal 2017 internal reorganization as described below which did not reoccur in Fiscal 2018, (ii) an increase of $2.2 million relating to differences in tax filings from provisions, (iii) an increase of $3.8 million on account of the Company having higher income before taxes, including the impact of foreign tax rates, and (iv) an increase of $3.6 million resulting from the reversals of reserves in Fiscal 2017 that did not reoccur in Fiscal 2018, offset by a decrease of $1.0 million relating to a decrease in amortization of deferred charges. The remainder of the difference was due to normal course movements and non-material items.
In July 2016, we implemented a reorganization of our subsidiaries worldwide with the view to continuing to enhance operational and administrative efficiencies through further consolidated ownership, management, and development of our intellectual property (IP) in Canada, continuing to reduce the number of entities in our group and working towards our objective of having a single operating legal entity in each jurisdiction. A significant tax benefit of $876.1 million, associated primarily with the recognition of a net deferred tax asset arising from the entry of the IP into Canada, was recognized in the first quarter of Fiscal 2017. For more information relating to this, please refer to our Annual Report on Form 10-K for the year ended June 30, 2017.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2017 and June 30, 2017:

	September 30, 2017				June 30, 2017
		Fair Market Measurements using:				Fair Market Measurements using:
	September 30, 2017	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2017	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Marketable securities	N/A	N/A	N/A	N/A	$3,023	N/A	$3,023	N/A
Derivative financial instrument asset (note 16)	1,838	N/A	1,838	N/A	1,174	N/A	1,174	N/A
	$1,838	N/A	$1,838	N/A	$4,197	N/A	$4,197	N/A
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended September 30, 2017 and 2016, we did not have any transfers between Level 1, Level 2 or Level 3.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2017 and 2016, no indications of impairment were identified and therefore no fair value measurements were required.
Marketable Securities
Marketable securities are classified as available for sale securities and are recorded within "Other assets" on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated other comprehensive income. As of September 30, 2017, we no longer hold any marketable securities.
A summary of our marketable securities outstanding as of September 30, 2017 and June 30, 2017 is as follows:

	As of September 30, 2017				As of June 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Marketable securities	N/A	N/A	N/A	N/A	$2,406	$617	$—	$3,023
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of September 30, 2017, is recorded within "Prepaid expenses and other current assets”.
As of September 30, 2017, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $46.3 million (June 30, 2017—$39.0 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 15 "Fair Value Measurement")

		As of September 30, 2017	As of June 30, 2017
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$1,838	$1,174

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three Months Ended September 30, 2017
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$1,748	Operating expenses	$1,084	N/A	$—

Three Months Ended September 30, 2016
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(483)	Operating expenses	$22	N/A	$—
NOTE 17—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended September 30,
	2017	2016
Fiscal 2018 Restructuring Plan	$6,389	$—
Fiscal 2017 Restructuring Plan	4,364	1,095
Restructuring Plans prior to Fiscal 2017 Restructuring Plan	(83)	823
Acquisition-related costs	2,256	6,774
Other charges (recoveries)	5,105	3,762
Total	$18,031	$12,454
Fiscal 2018 Restructuring Plan
During the first quarter of Fiscal 2018 and in the context of our acquisition of Covisint and Guidance, we began to implement restructuring activities to streamline our operations (collectively referred to as the Fiscal 2018 Restructuring Plan). The Fiscal 2018 Restructuring Plan charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
As of September 30, 2017, we expect total costs to be incurred in conjunction with the Fiscal 2018 Restructuring Plan to be approximately $12.0 million, of which $6.4 million has already been recorded within "Special charges (recoveries)" to date.

A reconciliation of the beginning and ending liability for the three months ended September 30, 2017 is shown below.

Fiscal 2018 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2017	$—	$—	$—
Accruals and adjustments	6,389	—	6,389
Cash payments	(3,125)	—	(3,125)
Foreign exchange and other non-cash adjustments	845	—	845
Balance payable as at September 30, 2017	$4,109	$—	$4,109
Fiscal 2017 Restructuring Plan
During Fiscal 2017 and in the context of our acquisitions of Recommind, CCM Business and ECD Business (each as defined below), we began to implement restructuring activities to streamline our operations (collectively referred to as the Fiscal 2017 Restructuring Plan). The Fiscal 2017 Restructuring Plan charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
As of September 30, 2017, we expect total costs to be incurred in conjunction with the Fiscal 2017 Restructuring Plan to be approximately $45.0 million, of which $38.0 million has already been recorded within "Special charges (recoveries)" to date.
A reconciliation of the beginning and ending liability for the three months ended September 30, 2017 is shown below.

Fiscal 2017 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2017	$10,045	$1,369	$11,414
Accruals and adjustments	3,777	587	4,364
Cash payments	(7,297)	(416)	(7,713)
Foreign exchange and other non-cash adjustments	331	(33)	298
Balance payable as at September 30, 2017	$6,856	$1,507	$8,363
Acquisition-related costs
Included within "Special charges (recoveries)" for the three months ended September 30, 2017 are costs incurred directly in relation to acquisitions in the amount of $2.3 million (three months ended September 30, 2016—$6.8 million).
Other charges (recoveries)
ERP Implementation Costs
We have implemented a broad enterprise resource planning (ERP) system.
For the three months ended September 30, 2017, we incurred costs of $3.7 million relating to the implementation of this project (three months ended September 30, 2016—$2.4 million).
Other charges (recoveries)
For the three months ended September 30, 2017, "Other charges" primarily include $1.4 million relating to miscellaneous other charges.
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

NOTE 18—ACQUISITIONS
Fiscal 2018 Acquisitions
Acquisition of Guidance Software Inc.
On September 14, 2017, we acquired all of the equity interest in Guidance, a leading provider of forensic security solutions, for approximately $240.5 million. In accordance with ASC Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination. We believe this acquisition complements and extends our Enterprise Information Management (EIM) portfolio.
The results of operations of this acquisition have been consolidated with those of OpenText beginning September 14, 2017.
The following tables summarize the preliminary consideration paid for Guidance and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration*	$237,291
Guidance shares already owned by OpenText through open market purchases (at fair value)	3,247
Preliminary purchase consideration	$240,538
*Inclusive of $10.8 million accrued for but unpaid as of September 30, 2017. See "Appraisal Proceedings" below for more information.

Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of September 14, 2017, are set forth below:

Current assets (inclusive of cash acquired of $5.7 million)	$25,395
Non-current tangible assets	13,287
Intangible customer assets	69,826
Intangible technology assets	51,851
Liabilities assumed	(46,943)
Total identifiable net assets	113,416
Goodwill	127,122
Net assets acquired	$240,538
The goodwill of $127.1 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $1.9 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of $26.7 million, which represents our estimate of the fair value of the contractual obligations assumed based on a preliminary valuation. In arriving at this fair value, we reduced the acquired company’s original carrying value by $8.1 million.
The fair value of current assets acquired includes accounts receivable with a fair value of $10.9 million. The gross amount receivable was $11.8 million of which $0.9 million of this receivable is expected to be uncollectible.
An amount of $0.8 million, representing the mark to market gain on the shares we held in Guidance prior to the acquisition, was recorded to "Other income" in our Condensed Consolidated Statements of Income.
Acquisition-related costs for Guidance included in "Special charges (recoveries)" in the Condensed Consolidated Financial Statements for the three months ended September 30, 2017 were $1.2 million.
The acquisition had no significant impact on revenues and net earnings for the three months ended September 30, 2017 since the date of acquisition.
Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations.
The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for assets acquired and liabilities assumed, including tax balances. We expect to finalize this determination on or before September 30, 2018.

Appraisal Proceedings
Under Section 262 of the Delaware General Corporation Law, shareholders who did not tender their shares in connection with our tender offer were entitled to have their shares appraised by the Delaware Court of Chancery and receive payment of the “fair value” of such shares. On August 31, 2017 we received notice from the record holder of approximately 1,519,569 shares or 5% of the issued and outstanding Guidance shares as of the date of acquisition, on behalf of certain beneficial owners of shares of Guidance, demanding an appraisal of the fair value of Guidance shares as they believed the price we paid for Guidance shares was less than its fair value. As of September 30, 2017, we have accrued $10.8 million in connection with these claims, which is equivalent to paying $7.10 per Guidance share, the amount these Guidance shareholders otherwise would have received had they tendered their shares in our offer. The amount accrued has been included within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets, with no impact to our Condensed Consolidated Statements of Income provided the courts rule within the open measurement period of 12 months from acquisition date.

Acquisition of Covisint Corporation
On July 26, 2017, we acquired all of the equity interest in Covisint, a leading cloud platform for building Identity, Automotive, and Internet of Things applications, for approximately $102.8 million. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements and extends our EIM portfolio.
The results of operations of this acquisition have been consolidated with those of OpenText beginning July 26, 2017.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of July 26, 2017, are set forth below:

Current assets (inclusive of cash acquired of $31.5 million)	$41,586
Non-current tangible assets	3,426
Intangible customer assets	36,600
Intangible technology assets	17,300
Liabilities assumed	(23,033)
Total identifiable net assets	75,879
Goodwill	26,905
Net assets acquired	$102,784
The goodwill of $26.9 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $26.8 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of $12.2 million, which represents our estimate of the fair value of the contractual obligations assumed based on a preliminary valuation. In arriving at this fair value, we reduced the acquired company’s original carrying value by $4.6 million.
The fair value of current assets acquired includes accounts receivable with a fair value of $7.8 million. The gross amount receivable was $7.9 million of which $0.1 million of this receivable was expected to be uncollectible.
Acquisition-related costs for Covisint included in "Special charges (recoveries)" in the Condensed Consolidated Financial Statements for the three months ended September 30, 2017 were $0.8 million.
The acquisition had no significant impact on revenues and net earnings for the three months ended September 30, 2017 since the date of acquisition.
Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations.
The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for assets acquired and liabilities assumed, including tax balances. We expect to finalize this determination on or before June 30, 2018.

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
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of January 23, 2017, are set forth below:

Current assets	$10,931
Non-current tangible assets	103,822
Intangible customer assets	407,000
Intangible technology assets	459,000
Liabilities assumed	(183,426)
Total identifiable net assets	797,327
Goodwill	825,067
Net assets acquired	$1,622,394
The goodwill of $825.1 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $378.5 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of $163.6 million, which represents our estimate of the fair value of the contractual obligations assumed based on a preliminary valuation. In arriving at this fair value, we reduced the  acquired company’s original carrying value by $52.0 million.
Further, included within total identifiable net assets are also certain contract assets which represent revenue earned by the ECD Business on long-term projects for which billings had not yet occurred as of January 23, 2017. As these long-term projects have now been inherited by OpenText, we will be responsible for billing and collecting cash on these projects at the appropriate time, yet we will not recognize revenue for these billings. The fair value assigned to these contract assets as of January 23, 2017 was $7.6 million.
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
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
	2017	2016
Cash paid during the period for interest	$30,466	$29,191
Cash received during the period for interest	$294	$770
Cash paid during the period for income taxes	$9,582	$6,820

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

	Three Months Ended September 30,
	2017	2016
Basic earnings per share
Net income attributable to OpenText	$36,596	$912,884	(1)
Basic earnings per share attributable to OpenText	$0.14	$3.76
Diluted earnings per share
Net income attributable to OpenText	$36,596	$912,884	(1)
Diluted earnings per share attributable to OpenText	$0.14	$3.73
Weighted-average number of shares outstanding
Basic	264,802	242,910
Effect of dilutive securities	1,433	1,832
Diluted	266,235	244,742
Excluded as anti-dilutive(2)	2,474	1,828
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
During the three months ended September 30, 2017, Mr. Stephen Sadler, a director, earned $0.7 million (three months ended September 30, 2016—$0.7 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 22—SUBSEQUENT EVENT
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on November 1, 2017, a dividend of $0.1320 per Common Share. The record date for this dividend is December 1, 2017 and the payment date is December 20, 2017. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, "might", "will" and other similar language, as they relate to Open Text Corporation (“OpenText” or the “Company”), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to: (i) statements about our focus in the fiscal year beginning July 1, 2017 and ending June 30, 2018 (Fiscal 2018) on growth in earnings and cash flows; (ii) creating value through investments in broader Enterprise Information Management (EIM) capabilities; (iii) our future business plans and business planning process; (iv) statements relating to business trends; (v) statements relating to distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases and the timing thereof; (viii) the Company’s financial conditions, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment and its impact on our business; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) statements about the impact of OpenText Magellan and OpenText Release 16; and (xxiii) other matters.
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
For additional information with respect to risks and other factors which could occur, see Part II, Item 1A "Risk Factors" herein and the Company's Annual Report on Form 10-K, including Part I, Item 1A "Risk Factors" therein; Quarterly Reports on Form 10-Q, including Item 1A herein and other documents we file from time to time with the Securities and Exchange Commission (SEC) and other securities regulators. Readers are cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.
All dollar and percentage comparisons made herein generally refer to the three months ended September 30, 2017 compared with the three months ended September 30, 2016, unless otherwise noted.
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.
EXECUTIVE OVERVIEW
We operate in the Enterprise Information Management (EIM) market. We develop enterprise software for digital transformation. OpenText’s comprehensive platform and suite of software products and services provide secure and scalable solutions for global companies. Our software assists organizations with finding, utilizing and sharing business information from any device in ways that are intuitive, efficient and productive. We also help ensure that information remains secure and private, as demanded in today’s highly regulated climate. In addition, we provide solutions that facilitate the exchange of information and transactions between supply chain participants, such as manufacturers, retailers, distributors and financial institutions. These are central to a company’s ability to collaborate effectively with its partners. Our focus is to help customers automate processes. The algorithms embedded in our software aim to enable customers to unlock massive amounts of data and gain better insight into their business, which ultimately can lead to better decision making.
We offer software through traditional on-premise solutions, cloud solutions or a combination of both on-premise and cloud solutions (hybrid). We are agnostic as to which delivery method a customer prefers. We believe giving customers choice and flexibility will help us to strive to obtain long-term customer value.
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. We are a multinational company and as of September 30, 2017, employed approximately 11,600 people worldwide.
Our ticker symbol on both the NASDAQ and the TSX is "OTEX".
Quarterly Summary:
During the quarter we saw the following activity:

•	Total revenue was $640.7 million, up 30.3% compared to the same period in the prior fiscal year; up 29.3% after factoring the impact of $4.8 million of foreign exchange rate changes.

•
Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $489.3 million, up 28.8% compared to the same period in the prior fiscal year; up 28.2% after factoring the impact of $2.2 million of foreign exchange rate changes.

•
Cloud services and subscriptions revenue was $193.9 million, up 14.2% compared to the same period in the prior fiscal year; up 14.8% after factoring the impact of $0.9 million of foreign exchange rate changes.

•	License revenue was $78.2 million, up 29.0% compared to the same period in the prior fiscal year; up 27.3% after factoring the impact of $1.0 million of foreign exchange rate changes.

•
GAAP-based EPS, diluted, was $0.14 compared to $3.73 in the same period in the prior fiscal year, affected in part by a significant tax benefit of $876.1 million recorded in the first quarter of Fiscal 2017.

•	Non-GAAP-based EPS, diluted, was $0.54 compared to $0.43 in the same period in the prior fiscal year.

•	GAAP-based gross margin was 65.1% compared to 66.6% in the same period in the prior fiscal year.

•	GAAP-based operating margin was 13.6% compared to 15.1% in the same period in the prior fiscal year.

•	Non-GAAP-based operating margin was 31.4% compared to 30.8% in the same period in the prior fiscal year.

•
GAAP-based net income attributable to OpenText was $36.6 million compared to $912.9 million in the same period in the prior fiscal year, affected in part by a significant tax benefit of $876.1 million recorded in the first quarter of Fiscal 2017.

•	Adjusted EBITDA was $219.9 million compared to $166.6 million in the same period in the prior fiscal year.

•	Operating cash flow was $67.1 million, down 8.6% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $376.4 million as of September 30, 2017, compared to $443.4 million as of June 30, 2017.
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
Acquisition of Guidance Software Inc.
On September 14, 2017, we acquired all of the equity interest in Guidance Software Inc. (Guidance), a leading provider of forensic security solutions, for approximately $240.5 million. We believe this acquisition complements and extends our EIM portfolio. The results of operations of this acquisition have been consolidated with those of OpenText beginning September 14, 2017.
Acquisition of Covisint Corporation
On July 26, 2017, we acquired all of the equity interest in Covisint Corporation (Covisint), a leading cloud platform for building Identity, Automotive, and Internet of Things applications, for approximately $102.8 million. We believe this acquisition complements and extends our EIM portfolio. The results of operations of this acquisition have been consolidated with those of OpenText beginning July 26, 2017.
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
Outlook for remainder of Fiscal 2018
We expect to continue to pursue strategic acquisitions in the future to strengthen our service offerings in the EIM market, and at any time may be in various stages of discussions with respect to such opportunities. We believe we are a value oriented and disciplined acquirer, having efficiently deployed approximately $5.8 billion on acquisitions over the last 10 years. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our growth strategy. During the first quarter of Fiscal 2018, we further demonstrated the implementation of this strategy by acquiring Covisint and Guidance.
While continuing to acquire companies is our leading growth driver, our growth strategy also includes organic growth through internal innovation. This quarter we invested approximately $78 million in research and development (R&D) and we target to spend approximately 11% to 13% of revenues for R&D this fiscal year. We believe our ability to leverage our global presence is helpful to our organic growth initiatives.

We recently released our new Artificial Intelligence (AI) platform, “OpenText Magellan” (Magellan). Our approach to AI is via an open source code and we believe in making long-term, strategic investments to developing AI. As our enterprise software has historically been focused on managing data and content archives, we believe we are well positioned to turn these archives of data into active “data lakes” and we can develop AI to transform this digital information into useful knowledge and insight for our customers.
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
During the first quarter of Fiscal 2018, there were no significant changes to our critical accounting policies and estimates. For a detailed discussion of our critical accounting and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2017.
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

Summary of Results of Operations

	Three Months Ended September 30,
(In thousands)	2017	Change increase (decrease)	2016
Total Revenues by Product Type:
License	$78,231	$17,575	$60,656
Cloud services and subscriptions	193,853	24,166	169,687
Customer support	295,404	85,198	210,206
Professional service and other	73,199	22,084	51,115
Total revenues	640,687	149,023	491,664
Total Cost of Revenues	223,500	59,147	164,353
Total GAAP-based Gross Profit	417,187	89,876	327,311
Total GAAP-based Gross Margin %	65.1%		66.6%
Total GAAP-based Operating Expenses	330,064	76,815	253,249
Total GAAP-based Income from Operations	$87,123	$13,061	$74,062

% Revenues by Product Type:
License	12.2%		12.3%
Cloud services and subscriptions	30.3%		34.5%
Customer support	46.1%		42.8%
Professional service and other	11.4%		10.4%

Total Cost of Revenues by Product Type:
License	$2,960	$(885)	$3,845
Cloud services and subscriptions	84,330	14,038	70,292
Customer support	32,791	7,053	25,738
Professional service and other	59,459	18,116	41,343
Amortization of acquired technology-based intangible assets	43,960	20,825	23,135
Total cost of revenues	$223,500	$59,147	$164,353

% GAAP-based Gross Margin by Product Type:
License	96.2%		93.7%
Cloud services and subscriptions	56.5%		58.6%
Customer support	88.9%		87.8%
Professional service and other	18.8%		19.1%

Total Revenues by Geography:
Americas (1)	$377,403	$81,267	$296,136
EMEA (2)	196,813	49,182	147,631
Asia Pacific (3)	66,471	18,574	47,897
Total revenues	$640,687	$149,023	$491,664

% Revenues by Geography:
Americas (1)	58.9%		60.2%
EMEA (2)	30.7%		30.0%
Asia Pacific (3)	10.4%		9.8%

	Three Months Ended September 30,
	2017	2016
GAAP-based gross margin	65.1%	66.6%
GAAP-based operating margin	13.6%	15.1%
GAAP-based EPS, diluted	$0.14	$3.73	(5)
Net income, attributable to OpenText	$36,596	$912,884	(5)
Non-GAAP-based gross margin (4)	72.2%	71.5%
Non-GAAP-based operating margin (4)	31.4%	30.8%
Non-GAAP-based EPS, diluted (4)	$0.54	$0.43
Adjusted EBITDA (4)	$219,922	$166,642

(1)	Americas consists of countries in North, Central and South America.
(2)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(3)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(4)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
(5)
We recorded a significant tax benefit in the first quarter of Fiscal 2017 of $876.1 million. This significant tax benefit is specifically tied to the Company's internal reorganization and applied to the first quarter of Fiscal 2017 only and as a result, has not and will not continue in future periods.

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

	Three Months Ended September 30,
(In thousands)	2017	Change increase (decrease)	2016
License Revenues:
Americas	$41,311	$10,322	$30,989
EMEA	25,372	4,170	21,202
Asia Pacific	11,548	3,083	8,465
Total License Revenues	78,231	17,575	60,656
Cost of License Revenues	2,960	(885)	3,845
GAAP-based License Gross Profit	$75,271	$18,460	$56,811
GAAP-based License Gross Margin %	96.2%		93.7%

% License Revenues by Geography:
Americas	52.8%		51.1%
EMEA	32.4%		35.0%
Asia Pacific	14.8%		13.9%
License revenues increased by $17.6 million during the three months ended September 30, 2017 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $1.0 million. Geographically, the overall increase was attributable to an increase in Americas of $10.3 million, an increase in EMEA of $4.2 million, and an increase in Asia Pacific of $3.1 million. The number of license deals greater than $0.5 million that closed during the first quarter of Fiscal 2018 was 25 deals, of which 7 deals were greater than $1.0 million, compared to 23 deals in the first quarter of Fiscal 2017, of which 7 deals were greater than $1.0 million. License revenue, as a proportion of our total revenues, remained stable at approximately 12%.

Cost of license revenues decreased by $0.9 million during the three months ended September 30, 2017 as compared to the same period in the prior fiscal year as a result of a decrease in third party technology costs. Overall, the gross margin percentage on license revenues increased to approximately 96% from approximately 94%.
2)    Cloud Services and Subscriptions:
Cloud services and subscription revenues consist of (i) software as a service offerings, (ii) managed service arrangements and (iii) subscription revenues relating to on premise offerings. These offerings allow our customers to make use of OpenText software, services and content over Internet enabled networks supported by OpenText data centers. These web applications allow customers to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in related hardware infrastructure. Revenues are generated on several transactional usage-based models, are typically billed monthly in arrears, and can therefore fluctuate from period to period. Certain service fees are occasionally charged to customize hosted software for some customers and are either amortized over the estimated customer life, in the case of setup fees, or recognized in the period they are provided.
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

	Three Months Ended September 30,
(In thousands)	2017	Change increase (decrease)	2016
Cloud Services and Subscriptions:
Americas	$128,813	$12,699	$116,114
EMEA	43,432	6,596	36,836
Asia Pacific	21,608	4,871	16,737
Total Cloud Services and Subscriptions Revenues	193,853	24,166	169,687
Cost of Cloud Services and Subscriptions Revenues	84,330	14,038	70,292
GAAP-based Cloud Services and Subscriptions Gross Profit	$109,523	$10,128	$99,395
GAAP-based Cloud Services and Subscriptions Gross Margin %	56.5%		58.6%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	66.4%		68.4%
EMEA	22.4%		21.7%
Asia Pacific	11.2%		9.9%
Cloud services and subscriptions revenues increased by $24.2 million during the three months ended September 30, 2017 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $0.9 million. Geographically, the overall change was attributable to an increase in Americas of $12.7 million, an increase in EMEA of $6.6 million and an increase in Asia Pacific of $4.9 million. The number of Cloud services deals greater than $1.0 million that closed during the first quarter of Fiscal 2018 was 7 deals, compared to 13 deals in the first quarter of Fiscal 2017.
Cost of Cloud services and subscriptions revenues increased by $14.0 million during the three months ended September 30, 2017 as compared to the same period in the prior fiscal year, primarily due to an increase in labour-related costs of approximately $14.3 million, predominantly on account of recent acquisitions, partially offset by a decrease in other miscellaneous costs of $0.3 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased to approximately 56% from approximately 59%.

3)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, with customer renewal options. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the quarter ended September 30, 2017, our Customer support renewal rate was approximately 90%, consistent with the Customer support renewal rate during the quarter ended September 30, 2016.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended September 30,
(In thousands)	2017	Change increase (decrease)	2016
Customer Support Revenues:
Americas	$170,454	$46,263	$124,191
EMEA	99,759	30,857	68,902
Asia Pacific	25,191	8,078	17,113
Total Customer Support Revenues	295,404	85,198	210,206
Cost of Customer Support Revenues	32,791	7,053	25,738
GAAP-based Customer Support Gross Profit	$262,613	$78,145	$184,468
GAAP-based Customer Support Gross Margin %	88.9%		87.8%

% Customer Support Revenues by Geography:
Americas	57.7%		59.1%
EMEA	33.8%		32.8%
Asia Pacific	8.5%		8.1%
Customer support revenues increased by $85.2 million during the three months ended September 30, 2017 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $3.2 million. Geographically, the overall increase was attributable to an increase in Americas of $46.3 million, an increase in EMEA of $30.9 million and an increase in Asia Pacific of $8.1 million.
Cost of Customer support revenues increased by $7.1 million during the three months ended September 30, 2017 as compared to the same period in the prior fiscal year, due to (i) an increase in labour-related costs of approximately $5.8 million, which was predominantly due to recent acquisitions, (ii) an increase in the installed base of third party products of approximately $1.2 million, and (iii) an increase in other miscellaneous costs of $0.1 million. Overall, the gross margin percentage on Customer support revenues increased slightly to approximately 89% from approximately 88%.
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

	Three Months Ended September 30,
(In thousands)	2017	Change increase (decrease)	2016
Professional Service and Other Revenues:
Americas	$36,825	$11,983	$24,842
EMEA	28,250	7,559	20,691
Asia Pacific	8,124	2,542	5,582
Total Professional Service and Other Revenues	73,199	22,084	51,115
Cost of Professional Service and Other Revenues	59,459	18,116	41,343
GAAP-based Professional Service and Other Gross Profit	$13,740	$3,968	$9,772
GAAP-based Professional Service and Other Gross Margin %	18.8%		19.1%

% Professional Service and Other Revenues by Geography:
Americas	50.3%		48.6%
EMEA	38.6%		40.5%
Asia Pacific	11.1%		10.9%
Professional service and other revenues increased by $22.1 million during the three months ended September 30, 2017 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $1.6 million. Geographically, the overall increase was attributable to an increase in Americas of $12.0 million, an increase in EMEA of $7.6 million and an increase in Asia Pacific of $2.5 million.
Cost of Professional service and other revenues increased by $18.1 million during the three months ended September 30, 2017 as compared to the same period in the prior fiscal year, primarily as a result of an increase in labour-related costs of approximately $17.3 million, which was predominantly due to recent acquisitions, and an increase in other miscellaneous costs of $0.8 million. Overall, the gross margin percentage on Professional service and other revenues remained stable at approximately 19%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended September 30,
(In thousands)	2017	Change increase (decrease)	2016
Amortization of acquired technology-based intangible assets	$43,960	$20,825	$23,135
Amortization of acquired technology-based intangible assets increased during the three months ended September 30, 2017 by $20.8 million as compared to the same period in the prior fiscal year. This was due to an increase in amortization of $22.3 million relating to newly acquired technology-based intangible assets from our acquisitions of Guidance, Covisint, certain assets and liabilities of the enterprise content division of EMC Corporation (ECD Business), certain customer communication management software assets and liabilities from HP Inc. (CCM Business), and Recommind Inc. The increase in amortization was partially offset by a reduction of $1.5 million relating to intangible assets pertaining to certain previous acquisitions becoming fully amortized.

Operating Expenses

	Three Months Ended September 30,
(In thousands)	2017	Change increase (decrease)	2016
Research and development	$77,629	$19,057	$58,572
Sales and marketing	122,822	27,674	95,148
General and administrative	48,915	10,718	38,197
Depreciation	18,878	3,608	15,270
Amortization of acquired customer-based intangible assets	43,789	10,181	33,608
Special charges (recoveries)	18,031	5,577	12,454
Total operating expenses	$330,064	$76,815	$253,249

% of Total Revenues:
Research and development	12.1%		11.9%
Sales and marketing	19.2%		19.4%
General and administrative	7.6%		7.8%
Depreciation	2.9%		3.1%
Amortization of acquired customer-based intangible assets	6.8%		6.8%
Special charges (recoveries)	2.8%		2.5%
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

Quarter-over-Quarter Change between Fiscal
(In thousands)	2018 and 2017
Payroll and payroll-related benefits	$11,468
Contract labour and consulting	3,576
Share-based compensation	(117)
Travel and communication	47
Facilities	4,110
Other miscellaneous	(27)
Total year-over-year change in research and development expenses	$19,057
Research and development expenses increased by $19.1 million during the three months ended September 30, 2017 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $11.5 million, an increase in the use of facility and related resources of $4.1 million, which were predominantly the result of recent acquisitions, and an increase in contract labour and consulting of $3.6 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable at approximately 12%.
Our research and development labour resources increased by 548 employees, from 2,384 employees at September 30, 2016 to 2,932 employees at September 30, 2017, primarily as a result of our recent acquisitions.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

Quarter-over-Quarter Change between Fiscal
(In thousands)	2018 and 2017
Payroll and payroll-related benefits	$15,661
Commissions	6,291
Contract labour and consulting	848
Share-based compensation	268
Travel and communication	1,047
Marketing expenses	1,114
Facilities	2,447
Other miscellaneous	(2)
Total year-over-year change in sales and marketing expenses	$27,674
Sales and marketing expenses increased by $27.7 million during the three months ended September 30, 2017 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $15.7 million and an increase in facility and related resources of $2.4 million, both of which were predominantly the result of recent acquisitions. Additionally, commissions expense increased by $6.3 million in conjunction with higher revenues. The remainder of the change was primarily attributable to normal growth in our business operations. Overall, our sales and marketing expenses, as a percentage of total revenues, remained stable at approximately 19%.
Our sales and marketing labour resources increased by 405 employees, from 1,602 employees at September 30, 2016 to 2,007 employees at September 30, 2017, primarily as a result of our recent acquisitions.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

Quarter-over-Quarter Change between Fiscal
(In thousands)	2018 and 2017
Payroll and payroll-related benefits	$4,937
Contract labour and consulting	1,105
Share-based compensation	(464)
Travel and communication	444
Facilities	1,374
Other miscellaneous	3,322
Total year-over-year change in general and administrative expenses	$10,718
General and administrative expenses increased by $10.7 million during the three months ended September 30, 2017 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $4.9 million and an increase in facilities expense of $1.4 million, which was predominantly the result of recent acquisitions, and an increase in other miscellaneous expenses of $3.3 million, which includes professional fees such as legal, audit and tax related expenses. The remainder of the change was attributable to normal growth in our business operations. Overall, general and administrative expenses, as a percentage of total revenue remained stable at 8%.
Our general and administrative labour resources increased by 298 employees, from 1,206 employees at September 30, 2016 to 1,504 employees at September 30, 2017, primarily as a result of our recent acquisitions.
Depreciation expenses:

	Three Months Ended September 30,
(In thousands)	2017	Change increase (decrease)	2016
Depreciation	$18,878	$3,608	$15,270
Depreciation expenses increased by $3.6 million during the three months ended September 30, 2017 as compared to the same period in the prior fiscal year, but remained relatively stable as a percentage of total revenue, at approximately 3%.

Amortization of acquired customer-based intangible assets:

	Three Months Ended September 30,
(In thousands)	2017	Change increase (decrease)	2016
Amortization of acquired customer-based intangible assets	$43,789	$10,181	$33,608
Acquired customer-based intangible assets amortization expense increased by $10.2 million during the three months ended September 30, 2017 as compared to the same period in the prior fiscal year. This was primarily due to an increase in amortization of $13.2 million relating to newly acquired customer-based intangible assets from our acquisitions of Guidance, Covisint, ECD Business, CCM Business, and Recommind. This increase in amortization was partially offset by a reduction of $3.0 million relating to certain customer-based intangible assets pertaining to previous acquisitions becoming fully amortized.
Special charges (recoveries):
Special charges typically relate to amounts that we expect to pay in connection with restructuring plans relating to employee workforce reduction and abandonment of excess facilities, acquisition-related costs and other similar one-time charges and recoveries. Generally, we implement such plans in the context of integrating existing OpenText operations with that of acquired entities. Actions related to such restructuring plans are typically completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to Special charges.

	Three Months Ended September 30,
(In thousands)	2017	Change increase (decrease)	2016
Special charges (recoveries)	$18,031	$5,577	$12,454
Special charges increased by $5.6 million during the three months ended September 30, 2017 as compared to the same period in the prior fiscal year. This was primarily due to (i) an increase in restructuring charges of $8.8 million, (ii) an increase of $1.3 million relating to an Enterprise Resource Planning (ERP) implementation project we are currently involved in, and (iii) an increase of $1.1 million relating to a lower net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain instances, becoming statute barred. These increases were partially offset by (i) a decrease in acquisition related costs of $4.5 million, and (ii) a decrease of $1.4 million relating to a reduction in post-acquisition integration costs necessary to streamline acquired companies into our operations. The remainder of the change is due to miscellaneous items.
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

	Three Months Ended September 30,
(In thousands)	2017	Change increase (decrease)	2016
Other income (expense), net	$10,224	$3,525	$6,699
Other income, net included foreign exchange gains of $8.8 million on our inter-company transactions during the first quarter of Fiscal 2018 compared to $1.2 million in foreign exchange gains during the same period in the prior fiscal year.
During the first quarter of Fiscal 2018, we recognized a net loss of approximately $0.5 million relating to our share of net income (loss) in non-marketable equity investments accounted for under the equity method compared to income of $5.5 million during the same period in the prior fiscal year. Additionally, we recorded $0.8 million, representing the mark to market gain on the shares we held in Guidance prior to the acquisition.

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended September 30,
(In thousands)	2017	Change increase (decrease)	2016
Interest and other related expense, net	$33,288	$6,013	$27,275
Interest and other related expense, net increased by $6.0 million during the three months ended September 30, 2017 as compared to the same period in the prior fiscal year. This was primarily due to additional interest expense of $3.7 million incurred relating to the reopening of Senior Notes 2026 (as defined herein), issued in December 2016, and additional interest incurred relating to outstanding balances on the Revolver (as defined herein) of $1.8 million.
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
Please also see Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2017.

	Three Months Ended September 30,
(In thousands)	2017	Change increase (decrease)	2016
Provision for (recovery of) income taxes	$27,369	$886,794	$(859,425)
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
The effective tax rate increased to an expense of 42.7% for the three months ended September 30, 2017, compared to a recovery of 1,606.8% for the three months ended September 30, 2016. The increase in tax expense of $886.8 million was primarily due to (i) a significant tax benefit of $876.1 million resulting from the Fiscal 2017 internal reorganization as described above which did not reoccur in Fiscal 2018, (ii) an increase of $2.2 million relating to differences in tax filings from provisions, (iii) an increase of $3.8 million on account of the Company having higher income before taxes, including the impact of foreign tax rates, and (iv) an increase of $3.6 million resulting from the reversals of reserves in Fiscal 2017 that did not reoccur in Fiscal 2018, offset by a decrease of $1.0 million relating to a decrease in amortization of deferred charges. The remainder of the difference was due to normal course movements and non-material items.
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
Non-GAAP-based net income and Non-GAAP-based EPS, attributable to OpenText, are calculated as GAAP-based net income or earnings per share, attributable to OpenText, on a diluted basis, after giving effect to the amortization of acquired intangible assets, other income (expense), share-based compensation, and Special charges (recoveries), all net of tax and any tax benefits/expense items unrelated to current period income, as further described in the tables below. Non-GAAP-based gross profit is the arithmetical sum of GAAP-based gross profit and the amortization of acquired technology-based intangible assets and share-based compensation within cost of sales. Non-GAAP-based gross margin is calculated as Non-GAAP-based gross profit expressed as a percentage of total revenue. Non-GAAP-based income from operations is calculated as GAAP-based income from operations, excluding the amortization of acquired intangible assets, Special charges (recoveries), and share-based compensation expense. Non-GAAP-based operating margin is calculated as Non-GAAP-based income from operations expressed as a percentage of total revenue.
Adjusted earnings (loss) before interest, taxes, depreciation and amortization (Adjusted EBITDA) is calculated as GAAP-based net income, attributable to OpenText excluding interest income (expense), provision for income taxes, depreciation and amortization of acquired intangible assets, other income (expense), share-based compensation and Special charges (recoveries).
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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2017
(in thousands except for per share data)

	Three Months Ended September 30, 2017
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$84,330		$(522)	(1)	$83,808
Customer support	32,791		(329)	(1)	32,462
Professional service and other	59,459		(597)	(1)	58,862
Amortization of acquired technology-based intangible assets	43,960		(43,960)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	417,187	65.1%	45,408	(3)	462,595	72.2%
Operating expenses
Research and development	77,629		(1,626)	(1)	76,003
Sales and marketing	122,822		(3,088)	(1)	119,734
General and administrative	48,915		(2,073)	(1)	46,842
Amortization of acquired customer-based intangible assets	43,789		(43,789)	(2)	—
Special charges (recoveries)	18,031		(18,031)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	87,123	13.6%	114,015	(5)	201,138	31.4%
Other income (expense), net	10,224		(10,224)	(6)	—
Provision for (recovery of) income taxes	27,369		(2,191)	(7)	25,178
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	36,596		105,982	(8)	142,578
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.14		$0.40	(8)	$0.54

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include one-time, non-recurring charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 17 "Special Charges (Recoveries)" to our Condensed Consolidated Financial Statements for more details.

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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 43% and a Non-GAAP-based tax rate of approximately 15%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization (see note 14 "Income Taxes") assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 15%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2017
		Per share diluted
GAAP-based net income, attributable to OpenText	$36,596	$0.14
Add:
Amortization	87,749	0.33
Share-based compensation	8,235	0.03
Special charges (recoveries)	18,031	0.07
Other (income) expense, net	(10,224)	(0.04)
GAAP-based provision for (recovery of ) income taxes	27,369	0.10
Non-GAAP-based provision for income taxes	(25,178)	(0.09)
Non-GAAP-based net income, attributable to OpenText	$142,578	$0.54

Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2017
GAAP-based net income, attributable to OpenText	$36,596
Add:
Provision for (recovery of) income taxes	27,369
Interest and other related expense, net	33,288
Amortization of acquired technology-based intangible assets	43,960
Amortization of acquired customer-based intangible assets	43,789
Depreciation	18,878
Share-based compensation	8,235
Special charges (recoveries)	18,031
Other (income) expense, net	(10,224)
Adjusted EBITDA	$219,922

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2016
(in thousands except for per share data)

	Three Months Ended September 30, 2016
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$70,292		$(360)	(1)	$69,932
Customer support	25,738		(235)	(1)	25,503
Professional service and other	41,343		(445)	(1)	40,898
Amortization of acquired technology-based intangible assets	23,135		(23,135)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	327,311	66.6%	24,175	(3)	351,486	71.5%
Operating expenses
Research and development	58,572		(1,743)	(1)	56,829
Sales and marketing	95,148		(2,820)	(1)	92,328
General and administrative	38,197		(2,537)	(1)	35,660
Amortization of acquired customer-based intangible assets	33,608		(33,608)	(2)	—
Special charges (recoveries)	12,454		(12,454)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	74,062	15.1%	77,337	(5)	151,399	30.8%
Other income (expense), net	6,699		(6,699)	(6)	—
Provision for (recovery of) income taxes	(859,425)		878,017	(7)	18,592
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	912,884		(807,379)	(8)	105,505
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$3.73		$(3.30)	(8)	$0.43

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include one-time, non-recurring charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 17 "Special Charges (Recoveries)" to our Condensed Consolidated Financial Statements for more details.

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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2016
		Per share diluted
GAAP-based net income, attributable to OpenText	$912,884	$3.73
Add:
Amortization	56,743	0.23
Share-based compensation	8,140	0.03
Special charges (recoveries)	12,454	0.05
Other (income) expense, net	(6,699)	(0.02)
GAAP-based provision for (recovery of ) income taxes	(859,425)	(3.51)
Non-GAAP-based provision for income taxes	(18,592)	(0.08)
Non-GAAP-based net income, attributable to OpenText	$105,505	$0.43

Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2016
GAAP-based net income, attributable to OpenText	$912,884
Add:
Provision for (recovery of) income taxes	(859,425)
Interest and other related expense, net	27,275
Amortization of acquired technology-based intangible assets	23,135
Amortization of acquired customer-based intangible assets	33,608
Depreciation	15,270
Share-based compensation	8,140
Special charges (recoveries)	12,454
Other (income) expense, net	(6,699)
Adjusted EBITDA	$166,642

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of September 30, 2017	Change increase (decrease)	As of June 30, 2017
Cash and cash equivalents	$376,390	$(66,967)	$443,357

	Three Months Ended September 30,
(In thousands)	2017	Change	2016
Cash provided by operating activities	$67,102	$(6,349)	$73,451
Cash used in investing activities	$(326,699)	$174,471	$(501,170)
Cash provided by (used in) financing activities	$184,868	$210,674	$(25,806)
Cash and cash equivalents
Cash and cash equivalents primarily consist of balances with banks as well as deposits with original maturities of 90 days or less.
We continue to anticipate that our cash and cash equivalents, as well as available credit facilities, will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, capital expenditures, dividends and operating needs for the next twelve months. Any further material or acquisition-related activities may require additional sources of financing and would be subject to the financial covenants established under our credit facilities. For more details, see "Long-term Debt and Credit Facilities" below.
As of September 30, 2017, we have provided $24.6 million (June 30, 2017—$22.1 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities decreased by $6.3 million due to a decrease in changes from working capital of $49.7 million, partially offset by an increase in net income before the impact of non-cash items of $43.4 million. The decrease in operating cash flow from changes in working capital was primarily due to the net impact of the following decreases: (i) $33.8 million relating to a lower accounts payable and accrued liabilities balance, (ii) $12.4 million relating to deferred revenues, (iii) $11.0 million relating to a higher accounts receivable balance, which is primarily due to increased billings associated with more revenue recognized during the first quarter of Fiscal 2018 as compared to the same period in the prior fiscal year, and (iv) $1.6 million relating to prepaid and other current assets. These decreases were partially offset by (i) $5.9 million relating to income taxes payable and deferred charges and credit, and (ii) $3.2 million relating to other assets.
During the first quarter of Fiscal 2018 our days sales outstanding (DSO) was 54 days, after factoring in the timing of recent acquisitions, compared to a DSO of 52 days during the first quarter of Fiscal 2017. The per day impact of our DSO in the first quarters of Fiscal 2018 and Fiscal 2017 on our cash flows was $8.5 million and $5.7 million, respectively.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by $174.5 million, primarily due to a decrease of $197.6 million in consideration paid for acquisitions during the first quarter of Fiscal 2018 as compared to the first quarter of Fiscal 2017. This was offset by (i) an increase of $9.8 million in additions of property and equipment, (ii) an increase of $9.2 million relating to the maturity of short term investments during the first quarter of Fiscal 2017 that did not reoccur in the first quarter of Fiscal 2018, and (iii) an increase in other investing activities of $4.1 million.

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
Cash flows provided by financing activities increased by $210.7 million. This was primarily due to (i) proceeds from drawings on the Revolver of $200.0 million, and (ii) an increase of $16.5 million relating to cash collected from the issuance of Common Shares for the exercise of options and the OpenText Employee Share Purchase Plan (ESPP). These cash inflows were partially offset by an increase in dividend payments made to our shareholders of $7.2 million. The remainder of the change was due to miscellaneous items.
Cash Dividends
During the three months ended September 30, 2017, we declared and paid cash dividends of $0.1320 per Common Share, that totaled $35.0 million. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of the Board. See item 5 "Dividend Policy" in our Annual Report on Form 10-K for Fiscal 2017 for more information.
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
If we experience one of the kinds of changes of control triggering events specified in the 2026 Indenture, we will be required to make an offer to repurchase Senior Notes 2026 at a price equal to 101% of the principal amount of Senior Notes 2026, plus accrued and unpaid interest, if any, to the date of purchase.
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
Senior Notes 2023 are initially guaranteed on a senior unsecured basis by our existing and future wholly-owned subsidiaries that borrow or guarantee the obligations under our existing senior credit facilities. Senior Notes 2023 and the guarantees rank equally in right of payment with all of our and our subsidiary guarantors’ existing and future senior unsubordinated debt and will rank senior in right of payment to all of our and our subsidiary guarantors’ future subordinated debt. Senior Notes 2023 and the guarantees will be effectively subordinated to all of ours and our guarantors’ existing and future secured debt, including the obligations under the Revolver and Term Loan B (as defined herein), to the extent of the value of the assets securing such secured debt.
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

Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 2.00%, with respect to LIBOR advances and 1.00%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 2.0% plus LIBOR. As of September 30, 2017, the interest rate was 3.24%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2017, our consolidated net leverage ratio was 2.6:1.
For further details relating to our Term Loan B, please see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Revolver
We currently have a $450 million committed revolving credit facility (the Revolver) which matures on May 5, 2022. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of September 30, 2017, the outstanding balance on the Revolver bears an interest rate of approximately 2.98%.
During the three months ended September 30, 2017, we drew down $200 million from the Revolver to finance the acquisition of Guidance (three months ended September 30, 2016—nil).
As of September 30, 2017 we have an outstanding balance on the Revolver of $375 million (June 30, 2017—$175 million). We expect to repay the remaining balance within the next 12 months.
For the three months ended September 30, 2017, we recorded interest expense of $1.8 million, relating to amounts drawn on the Revolver (three months ended September 30, 2016—nil).
Shelf Registration Statement
On August 30, 2017, we filed a universal shelf registration statement on Form S-3 with the SEC, which became effective automatically (the Shelf Registration Statement). The Shelf Registration Statement allows for primary and secondary offerings from time to time of equity, debt and other securities, including Common Shares, Preference Shares, debt securities, depositary shares, warrants, purchase contracts, units and subscription receipts. A base shelf short-form prospectus qualifying the distribution of such securities was concurrently filed with Canadian securities regulators on August 30, 2017. The type of securities and the specific terms thereof will be determined at the time of any offering and will be described in the applicable prospectus supplement to be filed separately with the SEC and Canadian securities regulators.
Pensions
As of September 30, 2017, our total unfunded pension plan obligations were $63.1 million, of which $1.9 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.

Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2018 (nine months ended June 30)	$454	$722	$67
2019	671	991	134
2020	723	998	125
2021	816	1,042	157
2022	899	1,051	311
2023 to 2027	5,621	5,606	1,756
Total	$9,184	$10,410	$2,550
For a detailed discussion on pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of September 30, 2017, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2017— June 30, 2018	July 1, 2018— June 30, 2020	July 1, 2020— June 30, 2022	July 1, 2022 and beyond
Long term debt obligations (1)	$3,581,923	$479,853	$255,219	$952,101	$1,894,750
Operating lease obligations (2)	382,347	56,758	125,449	93,400	106,740
Purchase obligations	27,193	14,607	12,096	490	—
	$3,991,463	$551,218	$392,764	$1,045,991	$2,001,490
(1) Includes interest and principal payments. We currently have borrowings outstanding under the Revolver, which we expect to repay within the next 12 months. Please see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements for more details.
(2) Net of $7.9 million of sublease income to be received from properties which we have subleased to third parties.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this Quarterly Report on Form 10-Q, the aggregate of such estimated losses was not material to our consolidated financial position or results of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations.
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
As part of these examinations, which remain ongoing, on July 17, 2015 we received from the IRS an initial Notice of Proposed Adjustment (NOPA) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received, including because the IRS may assign a higher value to our intellectual property). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due.We currently estimate that, as of September 30, 2017, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $590 million, inclusive of U.S. federal and state taxes, penalties and interest. The increase from the initially disclosed estimated aggregate liability is solely due to an estimate of interest that has accrued.
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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries. The CRA has issued a notice of reassessment for Fiscal 2012 that would, as currently proposed, increase our taxable income for that year by approximately $90 million (offset by the tax attributes referred to below). We strongly disagree with the CRA position, believe the reassessment of Fiscal 2012 is without merit, and intend to vigorously contest the proposed adjustments to our taxable income. We will be filing a notice of objection and will also seek competent authority consideration under applicable international treaties in respect of this reassessment. As of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of this reassessment in our Condensed Consolidated Financial Statements.
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
GXS Brazil Matter
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim. During the three months ended September 30, 2017 the courts ruled in favour of the municipality of São Paulo. The Company has decided not to pursue further appeal. Accordingly, as of September 30, 2017 we accrued approximately $1.4 million towards the settlement of this matter. Subsequently on October 1, 2017, the Company reached a settlement with the municipality and paid $1.4 million.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $4.1 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
Please also see Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2017.
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
As of September 30, 2017, we had an outstanding balance of $770.2 million on Term Loan B. Term Loan B bears a floating interest rate of 2.0% plus LIBOR. As of September 30, 2017, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $7.7 million, assuming that the loan balance as of September 30, 2017 is outstanding for the entire period (June 30, 2017—$7.7 million).
As of September 30, 2017, we had an outstanding balance of $375 million on the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio. As of September 30, 2017, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on the Revolver by approximately $3.8 million, assuming that the loan balance is outstanding for the entire year (June 30, 2017—$1.8 million).
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
Based on the foreign exchange forward contracts outstanding as of September 30, 2017, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.5 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2017—$0.4 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of September 30, 2017 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at September 30, 2017	U.S. Dollar Equivalent at June 30, 2017
Euro	$103,550	$121,621
British Pound	29,306	30,425
Canadian Dollar	7,850	29,131
Swiss Franc	22,077	41,925
Other foreign currencies	102,059	87,144
Total cash and cash equivalents denominated in foreign currencies	264,842	310,246
U.S. dollar	111,548	133,111
Total cash and cash equivalents	$376,390	$443,357
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $26.5 million (June 30,

2017—$31.0 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".
Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
During the three months ended September 30, 2017, we completed the implementation of a new enterprise resource planning (ERP) system and accordingly, modified certain existing control processes as well as implemented new control processes to adopt changes for the new ERP system. An ERP system is a fully-integrated set of programs and databases that incorporate order processing, procurement to payment, and financial reporting functions. The new ERP system was implemented to facilitate better transactional reporting and oversight and is intended to enhance our internal control over financial reporting. Other than these new control procedures, there was no other material change in our internal control over financial reporting, (as defined in  Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1A. Risk Factors
The following risk factors update, and are in addition to, the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended June 30, 2017, and should be read in conjunction therewith. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies.

Certain of our products may be perceived as, or determined by the courts to be, a violation of privacy rights and related laws. Any such perception or determination could adversely affect our revenues and results of operations.
Because of the nature of certain of our products, including those relating to digital investigations, potential customers and purchasers of our products or the public in general may perceive that use of these products may result in violations of their individual privacy rights. In addition, certain courts or regulatory authorities could determine that the use of our software solutions or other products is a violation of privacy laws, particularly in jurisdictions outside of the United States. Any such determination or perception by potential customers, the general public, government entities or the judicial system could harm our reputation and adversely affect our business, financial condition and results of operations.

Item 6.    Exhibits and Financial Statements Schedules

The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
10.1
Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of September 6, 2017, among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, and Barclays Bank PLC, as sole administrative agent and collateral agent.

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
Date: November 2, 2017

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ JOHN M. DOOLITTLE
John M. Doolittle Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ADITYA MAHESHWARI
Aditya Maheshwari Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)