Form 10-Q
period 2017-12-31
OPEN TEXT CORP
filed 2018-01-31
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At January 29, 2018, there were 265,809,263 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2017	June 30, 2017
ASSETS	(unaudited)
Cash and cash equivalents	$476,014	$443,357
Accounts receivable trade, net of allowance for doubtful accounts of $8,503 as of December 31, 2017 and $6,319 as of June 30, 2017 (note 3)	511,969	445,812
Income taxes recoverable (note 14)	23,861	32,683
Prepaid expenses and other current assets	101,063	81,625
Total current assets	1,112,907	1,003,477
Property and equipment (note 4)	260,896	227,418
Goodwill (note 5)	3,578,976	3,416,749
Acquired intangible assets (note 6)	1,468,378	1,472,542
Deferred tax assets (note 14)	1,158,836	1,215,712
Other assets (note 7)	96,612	93,763
Deferred charges (note 8)	39,204	42,344
Long-term income taxes recoverable (note 14)	23,412	8,557
Total assets	$7,739,221	$7,480,562
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$318,008	$342,120
Current portion of long-term debt (note 10)	382,760	182,760
Deferred revenues	557,873	570,328
Income taxes payable (note 14)	30,084	31,835
Total current liabilities	1,288,725	1,127,043
Long-term liabilities:
Accrued liabilities (note 9)	47,379	50,338
Deferred credits (note 8)	4,005	5,283
Pension liability (note 11)	62,213	58,627
Long-term debt (note 10)	2,385,709	2,387,057
Deferred revenues	68,934	61,678
Long-term income taxes payable (note 14)	176,222	162,493
Deferred tax liabilities (note 14)	77,182	94,724
Total long-term liabilities	2,821,644	2,820,200
Shareholders’ equity:
Share capital and additional paid-in capital (note 12)
265,625,515 and 264,059,567 Common Shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively; authorized Common Shares: unlimited	1,650,217	1,613,454
Accumulated other comprehensive income	47,521	48,800
Retained earnings	1,949,503	1,897,624
Treasury stock, at cost (714,169 shares at December 31, 2017 and 1,101,612 at June 30, 2017, respectively)	(19,250)	(27,520)
Total OpenText shareholders' equity	3,627,991	3,532,358
Non-controlling interests	861	961
Total shareholders’ equity	3,628,852	3,533,319
Total liabilities and shareholders’ equity	$7,739,221	$7,480,562
Guarantees and contingencies (note 13)
Related party transactions (note 21)
Subsequent event (note 22)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenues:
License	$135,244	$97,764	$213,475	$158,420
Cloud services and subscriptions	208,121	175,061	401,974	344,748
Customer support	308,070	219,656	603,474	429,862
Professional service and other	82,970	50,228	156,169	101,343
Total revenues	734,405	542,709	1,375,092	1,034,373
Cost of revenues:
License	4,587	2,391	7,547	6,236
Cloud services and subscriptions	90,418	73,150	174,748	143,442
Customer support	33,194	27,349	65,985	53,087
Professional service and other	64,985	40,295	124,444	81,638
Amortization of acquired technology-based intangible assets (note 6)	47,128	24,848	91,088	47,983
Total cost of revenues	240,312	168,033	463,812	332,386
Gross profit	494,093	374,676	911,280	701,987
Operating expenses:
Research and development	80,304	64,721	157,933	123,293
Sales and marketing	129,142	102,651	251,964	197,799
General and administrative	48,985	39,914	97,900	78,111
Depreciation	22,071	15,301	40,949	30,571
Amortization of acquired customer-based intangible assets (note 6)	46,268	33,815	90,057	67,423
Special charges (recoveries) (note 17)	715	11,117	18,746	23,571
Total operating expenses	327,485	267,519	657,549	520,768
Income from operations	166,608	107,157	253,731	181,219
Other income (expense), net	5,547	(3,558)	15,771	3,141
Interest and other related expense, net	(34,092)	(27,743)	(67,380)	(55,018)
Income before income taxes	138,063	75,856	202,122	129,342
Provision for (recovery of) income taxes (note 14)	53,146	30,822	80,515	(828,603)
Net income for the period	$84,917	$45,034	$121,607	$957,945
Net (income) loss attributable to non-controlling interests	194	(12)	100	(39)
Net income attributable to OpenText	$85,111	$45,022	$121,707	$957,906
Earnings per share—basic attributable to OpenText (note 20)	$0.32	$0.18	$0.46	$3.92
Earnings per share—diluted attributable to OpenText (note 20)	$0.32	$0.18	$0.46	$3.89
Weighted average number of Common Shares outstanding—basic (in '000's)	265,504	245,653	265,153	244,282
Weighted average number of Common Shares outstanding—diluted (in '000's)	266,857	247,501	266,549	246,123
Dividends declared per Common Share	$0.1320	$0.1150	$0.2640	$0.2300
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net income for the period	$84,917	$45,034	$121,607	$957,945
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(1,446)	(11,526)	(540)	(10,307)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of ($60) and ($252) for the three months ended December 31, 2017 and 2016, respectively; $403 and ($380) for the six months ended December 31, 2017 and 2016, respectively	(168)	(698)	1,117	(1,053)
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of ($141) and ($33) for the three months ended December 31, 2017 and 2016, respectively; ($428) and ($38) for the six months ended December 31, 2017 and 2016, respectively	(391)	(91)	(1,188)	(108)
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of ($153) and $1,077 for the three months ended December 31, 2017 and 2016, respectively; ($236) and $484 for the six months ended December 31, 2017 and 2016, respectively	(48)	2,823	(163)	4,361
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $43 and $57 for the three months ended December 31, 2017 and 2016, respectively; $85 and $119 for the six months ended December 31, 2017 and 2016, respectively	56	134	112	281
Unrealized net gain (loss) on marketable securities - net of tax effect of nil for the three and six months ended December 31, 2017 and 2016, respectively	—	512	—	400
Release of unrealized gain on marketable securities - net of tax effect of nil for the three and six months ended December 31, 2017 and 2016, respectively	—	—	(617)	—
Total other comprehensive income (loss) net, for the period	(1,997)	(8,846)	(1,279)	(6,426)
Total comprehensive income	82,920	36,188	120,328	951,519
Comprehensive (income) loss attributable to non-controlling interests	194	(12)	100	(39)
Total comprehensive income attributable to OpenText	$83,114	$36,176	$120,428	$951,480
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Six Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income for the period	$121,607	$957,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	222,094	145,977
Share-based compensation expense	15,393	15,712
Excess tax (benefits) expense on share-based compensation expense	—	(542)
Pension expense	1,869	2,061
Amortization of debt issuance costs	2,532	2,654
Amortization of deferred charges and credits	2,234	4,292
Loss on sale and write down of property and equipment	163	—
Release of unrealized gain on marketable securities to income	(841)	—
Deferred taxes	44,374	(868,233)
Share in net (income) loss of equity investees	196	(5,993)
Other non-cash charges	—	1,033
Changes in operating assets and liabilities:
Accounts receivable	(49,458)	456
Prepaid expenses and other current assets	(5,383)	11,885
Income taxes and deferred charges and credits	1,583	(9,620)
Accounts payable and accrued liabilities	(72,499)	(23,995)
Deferred revenue	(48,846)	(47,742)
Other assets	(1,269)	(5,420)
Net cash provided by operating activities	233,749	180,470
Cash flows from investing activities:
Additions of property and equipment	(55,937)	(32,274)
Proceeds from maturity of short-term investments	—	9,212
Purchase of Guidance Software, Inc., net of cash acquired	(229,275)	—
Purchase of Covisint Corporation, net of cash acquired	(71,279)	—
Purchase of HP Inc. CCM Business	—	(315,000)
Purchase of Recommind, Inc.	—	(170,107)
Purchase consideration for acquisitions completed prior to Fiscal 2017	—	(7,146)
Other investing activities	(8,061)	(563)
Net cash used in investing activities	(364,552)	(515,878)
Cash flows from financing activities:
Excess tax benefits (expense) on share-based compensation expense	—	542
Proceeds from long-term debt and Revolver	200,000	256,875
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	29,622	10,701
Proceeds from issuance of Common Shares under the public Equity Offering	—	604,223
Repayment of long-term debt and Revolver	(3,880)	(4,000)
Debt issuance costs	—	(4,155)
Equity issuance costs	—	(18,127)
Payments of dividends to shareholders	(69,828)	(55,650)
Net cash provided by (used in) financing activities	155,914	790,409
Foreign exchange gain (loss) on cash held in foreign currencies	7,546	(16,267)
Increase (decrease) in cash and cash equivalents during the period	32,657	438,734
Cash and cash equivalents at beginning of the period	443,357	1,283,757
Cash and cash equivalents at end of the period	$476,014	$1,722,491
Supplemental cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2017
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), GXS, Inc. (GXS Korea) and EC1 Pte. Ltd. (GXS Singapore), which as of December 31, 2017, were 70%, 85% and 81% owned, respectively, by OpenText. All inter-company balances and transactions have been eliminated.
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
These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Covisint Corporation (Covisint), with effect from July 26, 2017 and Guidance Software, Inc. (Guidance), with effect from September 14, 2017 (see note 18 "Acquisitions").
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) testing of goodwill for impairment, (iii) the valuation of acquired intangible assets, (iv) the valuation of long-lived assets, (v) the recognition of contingencies, (vi) restructuring accruals, (vii) acquisition accruals and pre-acquisition contingencies, (viii) the realization of investment tax credits, (ix) the valuation of stock options granted and obligations related to share-based payments, including the valuation of our long-term incentive plans, (x) the valuation of pension assets and obligations, and (xi) accounting for income taxes. During the second quarter of Fiscal 2018, our income tax estimates were impacted by an Act to provide for the reconciliation pursuant to titles II and IV of the concurrent resolution on the budget for fiscal year 2018, informally titled the Tax Cuts and Jobs Act, which was enacted in the United States on December 22, 2017. The Company recorded a provisional charge in the second quarter of Fiscal 2018 and continues to assess the effect of the new law on its consolidated financial statements in accordance with Staff Accounting Bulletin 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). For more details related to this matter, please refer to note 14 "Income Taxes".
NOTE 2— RECENT ACCOUNTING PRONOUNCEMENTS
Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02 “Leases (Topic 842)” (ASU 2016-02), which supersedes the guidance in former Accounting Standards Codification (ASC) Topic 840 “Leases”. The most significant change will result in the recognition of lease assets for the right to use the underlying asset and lease liabilities for the obligation to make lease payments by lessees, for those leases classified as operating leases under current guidance. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows related to leases. This standard is effective for us for our fiscal year ending June 30, 2020, with early adoption permitted. Upon adoption of ASU 2016-02, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We have formed a sub-committee consisting of internal members from various departments to assess the effect that the pending adoption of ASU 2016-02 will have on our Condensed Consolidated Balance Sheets. Although the sub-committee has not completed their assessment, we expect the majority of the impact to come from our facility leases, and that most of our operating lease commitments will be recognized as right of use assets and operating lease liabilities, which will increase our total assets and total liabilities, as reported on our Condensed Consolidated Balance Sheets, relative to such amounts prior to adoption. The sub-committee continues to evaluate the impact of the new standard on our Condensed Consolidated Financial Statements.
Revenue Recognition
In May 2014, the FASB issued ASC 606 "Revenue from Contracts with Customers" (Topic 606). Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" and nearly all other existing revenue recognition guidance under U.S. GAAP. The core principal of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services and permits the use of the retrospective or cumulative effect transition method. Topic 606 identifies five steps to be followed to achieve its core principal, which include (i) identifying contract(s) with customers, (ii) identifying performance obligations in the contract(s), (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract(s) and (v) recognizing revenue when (or as) the entity satisfies a performance obligation.
We anticipate that we will adopt Topic 606 using the cumulative effect approach when this guidance becomes effective for us, starting in the first quarter of our fiscal year ending June 30, 2019.
We have established a project team with the primary objective of evaluating the effect that Topic 606 will have on our business processes, systems and controls in order to support the requirements of the new standard. We have utilized a bottoms-up approach to determine the impact of the new standard on our contracts and have completed our review of current accounting policies and practices as compared to the new standard. This has resulted in the identification of differences that will result from applying the requirements of Topic 606 to our revenue contracts that will be open at the time of the transition. While we are continuing to assess all potential impacts of Topic 606, we currently believe the key differences relate to our accounting for implementation services on cloud arrangements and accounting for on premise subscription offerings.
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
Under current U.S. GAAP, revenue attributable to subscription services related to on premise offerings is recognized ratably over the term of the arrangement because Vendor Specific Objective Evidence (VSOE) does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of the delivered software licenses is eliminated under the new revenue recognition standard. Accordingly, under this new standard we will be required to recognize as revenue a portion of the arrangement fee upon delivery of the initial software at the outset of the arrangement. This difference will result in allocating a transaction price to the delivered software component of a subscription offering and thus an earlier recognition of revenue related to that transaction price.
The accounting for the recognition of costs related to obtaining customer contracts under Topic 606 is not significantly different from our current policy to defer commissions, although there will be certain modifications to reflect the changes in the pattern and timing of recognition of certain arrangements as discussed above. In addition, as a result of adopting the new revenue standard certain additional disclosure requirements will exist.

We are still in the process of quantifying the impacts of Topic 606 and the methodology of estimating Standalone Selling Price for certain of the separately identified performance obligations under the new revenue recognition standard. It is important to note, however, that certain contracts are complex, and actual determination of revenue recognition under both existing and new guidance is dependent on contract-specific terms, which may cause variability in the timing and quantum of revenue recognized. We will continue to assess all of the impacts that the application of Topic 606 will have on our Condensed Consolidated Financial Statements, including on our disclosure requirements, and, if material, will provide updated disclosures with regard to the expected impact.
ASUs adopted in Fiscal 2018
During Fiscal 2018 we adopted the following ASU, which did not have a material impact to our reported financial position, results of operations or cash flows:

•	ASU 2016-09 "Compensation-Stock Compensation (Topic 718)"

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2017	$6,319
Bad debt expense	3,591
Write-off /adjustments	(1,407)
Balance as of December 31, 2017	$8,503
Included in accounts receivable are unbilled receivables in the amount of $73.2 million as of December 31, 2017 (June 30, 2017—$46.2 million).
NOTE 4—PROPERTY AND EQUIPMENT

	As of December 31, 2017
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$30,734	$(16,494)	$14,240
Office equipment	1,412	(685)	727
Computer hardware	189,567	(119,097)	70,470
Computer software	77,223	(41,024)	36,199
Capitalized software development costs	73,903	(34,906)	38,997
Leasehold improvements	107,024	(44,502)	62,522
Land and buildings	48,506	(10,765)	37,741
Total	$528,369	$(267,473)	$260,896

	As of June 30, 2017
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$23,026	$(14,879)	$8,147
Office equipment	1,245	(597)	648
Computer hardware	164,268	(104,572)	59,696
Computer software	72,835	(33,862)	38,973
Capitalized software development costs	67,092	(28,430)	38,662
Leasehold improvements	81,564	(38,642)	42,922
Land and buildings	48,431	(10,061)	38,370
Total	$458,461	$(231,043)	$227,418
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2017:

Balance as of June 30, 2017	$3,416,749
Acquisition of Guidance (note 18)	130,939
Acquisition of Covisint (note 18)	26,905
Adjustments relating to acquisitions prior to Fiscal 2018 with open measurement periods (note 18)	(1,458)
Adjustments on account of foreign exchange	5,841
Balance as of December 31, 2017	$3,578,976

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of December 31, 2017
	Cost	Accumulated Amortization	Net
Technology assets	$981,026	$(344,994)	$636,032
Customer assets	1,335,610	(503,264)	832,346
Total	$2,316,636	$(848,258)	$1,468,378

	As of June 30, 2017
	Cost	Accumulated Amortization	Net
Technology assets	$930,841	$(272,872)	$657,969
Customer assets	1,230,806	(416,233)	814,573
Total	$2,161,647	$(689,105)	$1,472,542
The above balances as of December 31, 2017 have been reduced to reflect the impact of intangible assets relating to acquisitions where the gross cost has become fully amortized during the six months ended December 31, 2017. The impact of this resulted in a reduction of $19.0 million related to Technology assets and $3.0 million related to Customer assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2018 (six months ended June 30)	$186,702
2019	346,701
2020	275,188
2021	187,202
2022	177,208
2023 and beyond	295,377
Total	$1,468,378

NOTE 7—OTHER ASSETS

	As of December 31, 2017	As of June 30, 2017
Deposits and restricted cash	$11,962	$15,821
Deferred implementation costs	29,233	28,833
Investments	34,630	27,886
Marketable securities	—	3,023
Long-term prepaid expenses and other long-term assets	20,787	18,200
Total	$96,612	$93,763
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
Investments relate to certain non-marketable equity securities in which we are a limited partner. Our interest, individually, in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments is recorded as a component of other income (expense), net in our Condensed Consolidated Statements of Income. During the three and six months ended December 31, 2017, our share of income (loss) from these investments was $0.3 million and $(0.2) million, respectively (three and six months ended December 31, 2016—$0.5 million and $6.0 million, respectively).

Marketable securities are classified as available for sale securities and are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains and losses reported as a separate component of Accumulated other comprehensive income. We did not hold any marketable securities as of December 31, 2017.
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
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of December 31, 2017	As of June 30, 2017
Accounts payable—trade	$48,857	$43,699
Accrued salaries and commissions	94,880	121,958
Accrued liabilities	138,496	135,512
Accrued interest on Senior Notes	24,786	24,787
Amounts payable in respect of restructuring and other Special charges	7,114	13,728
Asset retirement obligations	3,875	2,436
Total	$318,008	$342,120
Long-term accrued liabilities

	As of December 31, 2017	As of June 30, 2017
Amounts payable in respect of restructuring and other Special charges	$2,425	$2,686
Other accrued liabilities*	33,804	36,702
Asset retirement obligations	11,150	10,950
Total	$47,379	$50,338
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of December 31, 2017, the present value of this obligation was $15.0 million (June 30, 2017—$13.4 million), with an undiscounted value of $16.8 million (June 30, 2017—$15.0 million).

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of December 31, 2017	As of June 30, 2017
Total debt
Senior Notes 2026	$850,000	$850,000
Senior Notes 2023	800,000	800,000
Term Loan B	768,240	772,120
Revolver	375,000	175,000
Total principal payments due	2,793,240	2,597,120

Premium on Senior Notes 2026	6,311	6,597
Debt issuance costs	(31,082)	(33,900)
Total amount outstanding	2,768,469	2,569,817

Less:
Current portion of long-term debt
Term Loan B	7,760	7,760
Revolver	375,000	175,000
Total current portion of long-term debt	382,760	182,760

Non-current portion of long-term debt	$2,385,709	$2,387,057
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
For the three and six months ended December 31, 2017, we recorded interest expense of $12.5 million and $25.0 million, respectively, relating to Senior Notes 2026 (three and six months ended December 31, 2016—$9.4 million and $18.2 million, respectively).
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
For the three and six months ended December 31, 2017, we recorded interest expense of $11.2 million and $22.5 million, respectively, relating to Senior Notes 2023 (three and six months ended December 31, 2016—$11.2 million and $22.5 million, respectively).

Term Loan B
We entered into a $800 million term loan facility (Term Loan B) and borrowed the full amount on January 16, 2014. Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver (defined below).
Term Loan B has a seven year term and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 2.0% plus LIBOR. As of December 31, 2017, the outstanding balance on the Term Loan B bears an interest rate of approximately 3.35%.
For the three and six months ended December 31, 2017, we recorded interest expense of $6.4 million and $12.8 million, respectively, relating to Term Loan B (three and six months ended December 31, 2016—$6.5 million and $13.0 million, respectively).
Revolver
We currently have a $450 million committed revolving credit facility (the Revolver) which matures on May 5, 2022. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of December 31, 2017, the outstanding balance on the Revolver bears a weighted average interest rate of approximately 3.20%.
During the three and six months ended December 31, 2017, we drew down nil and $200 million, respectively, from the Revolver to finance the acquisition of Guidance (three and six months ended December 31, 2016—nil, respectively).
For the three and six months ended December 31, 2017, we recorded interest expense of $2.8 million and $4.6 million, respectively, relating to amounts drawn on the Revolver (three and six months ended December 31, 2016—nil, respectively).
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
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER) and GXS Philippines, Inc. (GXS PHP) as of December 31, 2017 and June 30, 2017:

	As of December 31, 2017
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$30,825	$642	$30,183
GXS Germany defined benefit plan	25,304	983	24,321
GXS Philippines defined benefit plan	4,566	102	4,464
Other plans	3,404	159	3,245
Total	$64,099	$1,886	$62,213

	As of June 30, 2017
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$28,881	$583	$28,298
GXS Germany defined benefit plan	23,730	926	22,804
GXS Philippines defined benefit plan	4,495	81	4,414
Other plans	3,256	145	3,111
Total	$60,362	$1,735	$58,627
*The current portion of the benefit obligation has been included within "Accrued salaries and commissions", all within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets (see note 9 "Accounts Payable and Accrued Liabilities").
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT pension plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of December 31, 2017, there is approximately $0.3 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2018.
GXS Germany Plan
As part of our acquisition of GXS Group, Inc. (GXS) in Fiscal 2014, we assumed an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of December 31, 2017, there is approximately $36.1 thousand in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2018.
GXS Philippines Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of approximately $33.3 thousand as of December 31, 2017, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of December 31, 2017, there is approximately $0.1 million in accumulated other comprehensive income related to the GXS PHP plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2018.

The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of December 31, 2017				As of June 30, 2017
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of period	$28,881	$23,730	$4,495	$57,106	$29,450	$24,729	$7,341	$61,520
Service cost	249	234	447	930	467	395	1,051	1,913
Interest cost	301	243	114	658	456	377	226	1,059
Benefits paid	(280)	(482)	(60)	(822)	(469)	(807)	(53)	(1,329)
Actuarial (gain) loss	352	492	(444)	400	(1,708)	(1,548)	(3,728)	(6,984)
Foreign exchange (gain) loss	1,322	1,087	14	2,423	685	584	(342)	927
Benefit obligation—end of period	30,825	25,304	4,566	60,695	28,881	23,730	4,495	57,106
Less: Current portion	(642)	(983)	(102)	(1,727)	(583)	(926)	(81)	(1,590)
Non-current portion of benefit obligation	$30,183	$24,321	$4,464	$58,968	$28,298	$22,804	$4,414	$55,516

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended December 31,
	2017				2016
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$125	$117	$228	$470	$112	$94	$203	$409
Interest cost	151	122	59	332	109	90	45	244
Amortization of actuarial (gains) and losses	134	18	(62)	90	150	40	(12)	178
Net pension expense	$410	$257	$225	$892	$371	$224	$236	$831

	Six Months Ended December 31,
	2017				2016
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$249	$234	$447	$930	$232	$195	$642	$1,069
Interest cost	301	243	114	658	226	186	121	533
Amortization of actuarial (gains) and losses	268	36	(123)	181	310	83	(24)	369
Net pension expense	$818	$513	$438	$1,769	$768	$464	$739	$1,971

In determining the fair value of the pension plan benefit obligations as of December 31, 2017 and June 30, 2017, respectively, we used the following weighted-average key assumptions:

	As of December 31, 2017			As of June 30, 2017
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.00%	2.00%	6.20%	2.00%	2.00%	6.20%
Pension increases	1.75%	2.00%	N/A	1.75%	2.00%	N/A
Discount rate	1.93%	1.93%	5.75%	2.00%	2.00%	5.00%
Normal retirement age	65	65-67	60	65	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	12.19%	—%	—%	12.19%
to age 25	—%	—%	16.58%	—%	—%	16.58%
to age 30	1.00%	—%	13.97%	1.00%	—%	13.97%
to age 35	0.50%	—%	10.77%	0.50%	—%	10.77%
to age 40	—%	—%	7.39%	—%	—%	7.39%
to age 45	0.50%	—%	3.28%	0.50%	—%	3.28%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%
Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2018 (six months ended June 30)	$304	$484	$51
2019	674	997	131
2020	727	1,004	149
2021	821	1,047	240
2022	904	1,057	270
2023 to 2027	5,652	5,637	1,990
Total	$9,082	$10,226	$2,831
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
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three and six months ended December 31, 2017, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.1320 and $0.2640, respectively, per Common Share in the aggregate amount of $34.8 million and $69.8 million, respectively, which we paid during the same period.
For the three and six months ended December 31, 2016, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.1150 and $0.2300, respectively, per Common Share in the aggregate amount of $27.9 million and $55.7 million, respectively.

Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
Repurchase
During the three and six months ended December 31, 2017, we did not repurchase any of our Common Shares for potential reissuance under our Long-Term Incentive Plans (LTIP) or other plans (three and six months ended December 31, 2016—nil, respectively). See below for more details on our various plans.
Reissuance
During the three and six months ended December 31, 2017, we reissued 379,111 and 387,443 Common Shares, respectively, from treasury stock (three and six months ended December 31, 2016—341,588 and 349,922 Common Shares, respectively), in connection with the settlement of awards.
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Stock options	$2,729	$2,787	$6,031	$6,675
Performance Share Units (issued under LTIP)	937	947	1,972	1,828
Restricted Share Units (issued under LTIP)	1,513	1,765	3,399	3,367
Restricted Share Units (other)	198	743	677	1,495
Deferred Share Units (directors)	945	830	1,492	1,341
Employee Share Purchase Plan	836	500	1,822	1,006
Total share-based compensation expense	$7,158	$7,572	$15,393	$15,712
Summary of Outstanding Stock Options
As of December 31, 2017, an aggregate of 8,452,430 options to purchase Common Shares were outstanding and an additional 11,196,176 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the six months ended December 31, 2017 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2017	8,977,830	$24.57
Granted	823,830	34.49
Exercised	(1,193,226)	16.37
Forfeited or expired	(156,004)	31.23
Outstanding at December 31, 2017	8,452,430	$26.57	4.34	$76,949
Exercisable at December 31, 2017	3,224,756	$21.74	2.96	$44,909

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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Weighted–average fair value of options granted	$7.49	$6.58	$7.46	$6.54
Weighted-average assumptions used:
Expected volatility	26.64%	28.53%	27.11%	29.29%
Risk–free interest rate	1.95%	1.22%	1.81%	1.06%
Expected dividend yield	1.48%	1.43%	1.45%	1.45%
Expected life (in years)	4.58	4.34	4.42	4.33
Forfeiture rate (based on historical rates)	6%	5%	6%	5%
Average exercise share price	$34.48	$30.37	$34.49	$29.83
As of December 31, 2017, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $21.2 million, which will be recognized over a weighted-average period of approximately 2.4 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and six months ended December 31, 2017, cash in the amount of $3.4 million and $19.6 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and six months ended December 31, 2017 from the exercise of options eligible for a tax deduction was $0.2 million and $0.3 million, respectively.
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
Long-Term Incentive Plans
We incentivize our executive officers, in part, with long-term compensation pursuant to our LTIP. The LTIP is a rolling three year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or Restricted Share Units (RSUs). Target PSUs become vested upon the achievement of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. Target RSUs become vested when an eligible employee remains employed throughout the vesting period. LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants are referred to in this Quarterly Report on Form 10-Q based upon the year in which the grants are expected to vest.
Fiscal 2017 LTIP
Grants made in Fiscal 2015 under the LTIP (collectively referred to as Fiscal 2017 LTIP), consisting of PSUs and RSUs, took effect in Fiscal 2015 starting on September 4, 2014. We settled the Fiscal 2017 LTIP by issuing 312,651 Common Shares from treasury stock during the three months ended December 31, 2017, with a cost of $6.7 million.

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
As of December 31, 2017, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $19.0 million, which is expected to be recognized over a weighted average period of 2.1 years.
Restricted Share Units (RSUs)
During the three and six months ended December 31, 2017, we granted 1,496 and 4,464 RSUs, respectively, to employees in accordance with employment and other agreements (three and six months ended December 31, 2016—nil and 7,800, respectively). The RSUs vest over a specified contract date, typically three years from the respective date of grants. We expect to settle the awards in stock.
During the three and six months ended December 31, 2017, we issued 66,460 and 74,792 Common Shares, respectively, from treasury stock, with a cost of $1.4 million and $1.6 million, respectively, in connection with the settlement of these vested RSUs (three and six months ended December 31, 2016—1,666 and 10,000, respectively, with a cost of $20.5 thousand and $0.1 million, respectively).
Deferred Stock Units (DSUs)
During the three and six months ended December 31, 2017, we granted 77,606 and 80,809 DSUs, respectively, to certain non-employee directors (three and six months ended December 31, 2016—73,254 and 75,696, respectively). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
Employee Share Purchase Plan (ESPP)
Our ESPP offers employees a purchase price discount of 15%.
During the three and six months ended December 31, 2017, 146,248 and 338,617 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and six months ended December 31, 2016—116,224 and 219,856, respectively).
During the three and six months ended December 31, 2017, cash in the amount of approximately $4.4 million and $10.1 million, respectively, was received from employees relating to the ESPP (three and six months ended December 31, 2016—$3.3 million and $6.2 million, respectively).

NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2018— June 30, 2018	July 1, 2018— June 30, 2020	July 1, 2020— June 30, 2022	July 1, 2022 and beyond
Long-term debt obligations (1)	$3,548,840	$444,606	$256,925	$952,559	$1,894,750
Operating lease obligations (2)	376,430	38,543	128,976	96,213	112,698
Purchase obligations	20,515	5,158	14,776	581	—
	$3,945,785	$488,307	$400,677	$1,049,353	$2,007,448
(1) Includes interest up to maturity and principal payments. We currently have borrowings outstanding under the Revolver ($375 million as of December 31, 2017), which we expect to repay within the next 12 months. Please see note 10 "Long-Term Debt" for more details.
(2) Net of $7.2 million of sublease income to be received from properties which we have subleased to third parties.
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
As part of these examinations, which remain ongoing, on July 17, 2015 we received from the IRS an initial Notice of Proposed Adjustment (NOPA) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received, including because the IRS may assign a higher value to our intellectual property). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of December 31, 2017, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $600 million, inclusive of U.S. federal and state taxes, penalties and interest. The increase from the initially disclosed estimated aggregate liability is solely due to an estimate of interest that has accrued.
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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries. The CRA has issued a notice of reassessment for Fiscal 2012 that would, as drafted, increase our taxable income for that year by approximately $90 million (offset by the tax attributes referred to below) and is expected to propose related penalties of approximately 10%. We strongly disagree with the CRA position and believe the reassessment of Fiscal 2012 and any related proposed penalties are without merit. We will continue to vigorously contest both the proposed adjustments to our taxable income and the penalty assessment. We have filed a notice of objection and will also seek competent authority consideration under applicable international treaties in respect of this reassessment. As of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of this reassessment in our Condensed Consolidated Financial Statements.
Even if we are unsuccessful in challenging the CRA’s reassessment to increase our taxable income for Fiscal 2012, we have elective deductions available in Fiscal 2012 that would offset such increased amount so that no additional cash tax would be payable for Fiscal 2012, exclusive of any proposed penalties. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability in respect of our international transactions, including the transfer pricing methodology applied to them. The CRA is currently auditing Fiscal 2013, 2014 and 2015, and has proposed to reassess Fiscal 2013 in a manner consistent with the reassessment of Fiscal 2012. We are in ongoing discussions with the CRA and continue to vigorously contest the CRA's audit position.
GXS Brazil Matter
As part of our acquisition of GXS, we inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim. During the first quarter of Fiscal 2018 the courts ruled in favour of the municipality of São Paulo. The Company has decided not to pursue further appeal. On October 1, 2017, the Company reached a settlement with the municipality and paid $1.4 million.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $3.9 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
GXS India Matter
Our Indian subsidiary, GXS India Technology Centre Private Limited (GXS India), is subject to potential assessments by Indian tax authorities in the city of Bangalore. GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate. Based on advice from our tax advisors, we believe that the facts that the Indian tax authorities are using to support their assessment are incorrect. We have filed appeals and anticipate an eventual settlement with the Indian tax authorities. We have accrued $1.3 million to cover our anticipated financial exposure in this matter.
Please also see Part II, Item 1A "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q.
NOTE 14—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
We recognize interest expense and penalties related to income tax matters in income tax expense.
For the three and six months ended December 31, 2017 and 2016, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Interest expense	$1,811	$1,501	$3,897	$2,783
Penalties expense (recoveries)	(624)	(218)	(543)	(324)
Total	$1,187	$1,283	$3,354	$2,459
As of December 31, 2017 and June 30, 2017, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of December 31, 2017	As of June 30, 2017
Interest expense accrued *	$52,105	$47,402
Penalties accrued *	$2,230	$2,160

*	These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of December 31, 2017, could decrease tax expense in the next 12 months by $2.0 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
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
As at December 31, 2017, we have provided $28.0 million (June 30, 2017—$22.1 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.

The effective tax rate decreased to a provision of 38.5% for the three months ended December 31, 2017, compared to a provision of 40.6% for the three months ended December 31, 2016. The increase in tax expense of $22.3 million was primarily due to (i) the impact of changes in US tax legislation in Fiscal 2018 resulting in a provisional charge of $15.3 million (see below), (ii) an increase of $13.3 million on account of the Company having higher income before taxes, including the impact of foreign tax rates, and (iii) an increase of $1.6 million resulting from the reversals of reserves in Fiscal 2017 that did not reoccur in Fiscal 2018, offset by (i) a decrease of $4.8 million relating to differences in tax filings from provisions, and (ii) a decrease of $1.1 million relating to a decrease in amortization of deferred charges. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate increased to a provision of 39.8% for the six months ended December 31, 2017, compared to a recovery of 640.6% for the six months ended December 31, 2016. The increase in tax expense of $909.1 million was primarily due to (i) a significant tax benefit of $876.1 million resulting from the Fiscal 2017 internal reorganization as described below which did not reoccur in Fiscal 2018, (ii) the impact of changes in US tax legislation in Fiscal 2018 resulting in a provisional charge of $15.3 million (see below), (iii) an increase of $17.1 million on account of the Company having higher income before taxes, including the impact of foreign tax rates, and (iv) an increase of $5.2 million resulting from the reversals of reserves in Fiscal 2017 that did not reoccur in Fiscal 2018, offset by (i) a decrease of $2.6 million relating to differences in tax filings from provisions, and (ii) a decrease of $2.1 million relating to a decrease in amortization of deferred charges. The remainder of the difference was due to normal course movements and non-material items.
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
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing US tax laws, including a reduction in the federal corporate tax rate from 35% to 21%, and the transition of US international taxation from a worldwide tax system to a territorial tax system. As a result of the enactment of the legislation, the Company incurred a provisional one-time tax expense of $15.3 million in the second quarter of Fiscal 2018, primarily related to the transition tax on accumulated foreign earnings and the re-measurement of certain deferred tax assets and liabilities. The portion of this anticipated increase to tax expense attributable to the transition tax is payable over a period of up to eight years. The impact of the $15.3 million adjustment resulting from the US legislation on the effective tax rate is an increase of 11.1% for the three months ended December 31, 2017 and 7.6% for the six months ended December 31, 2017.
The $15.3 million is a provisional amount in respect of rate change, Alternative Minimum Tax (AMT), and foreign earnings in accordance with Staff Accounting Bulletin 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). The finalization of the provisional one-time amount is pending finalization of the re-assessment of the timing of reversals of certain deferred tax assets and liabilities and additional considerations related to undistributed foreign earnings and evaluating whether any portion of our existing AMT credit carryforwards are not expected to be refundable as a result of the repeal of corporate AMT. Additional information such as final Fiscal 2018 income and detailed earnings and profits calculations for foreign subsidiaries may result in changes to the provisional amount during the SAB 118 measurement period.
The Company continues to assess the impact of the new law on its consolidated financial statements and anticipates finalizing the determination on or before December 22, 2018 in accordance with SAB 118.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2017 and June 30, 2017:

	December 31, 2017				June 30, 2017
		Fair Market Measurements using:				Fair Market Measurements using:
	December 31, 2017	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2017	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Marketable securities	N/A	N/A	N/A	N/A	$3,023	N/A	$3,023	N/A
Derivative financial instrument asset (note 16)	1,078	N/A	1,078	N/A	1,174	N/A	1,174	N/A
	$1,078	N/A	$1,078	N/A	$4,197	N/A	$4,197	N/A
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended December 31, 2017 and 2016, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended December 31, 2017 and 2016, no indications of impairment were identified and therefore no fair value measurements were required.
Marketable Securities
Marketable securities are classified as available for sale securities and are recorded within "Other assets" on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated other comprehensive income. We did not hold any marketable securities as of December 31, 2017.

A summary of our marketable securities outstanding as of December 31, 2017 and June 30, 2017 is as follows:

	As of December 31, 2017				As of June 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Marketable securities	N/A	N/A	N/A	N/A	$2,406	$617	$—	$3,023
NOTE 16—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Foreign Currency Forward Contracts
We are engaged in hedging programs with various banks to limit the potential foreign exchange fluctuations incurred on future cash flows relating to a portion of our Canadian dollar payroll expenses. We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Canadian dollar on account of large costs that are incurred from our centralized Canadian operations, which are denominated in Canadian dollars. As part of our risk management strategy, we use foreign currency forward contracts to hedge portions of our payroll exposure with typical maturities of between one and twelve months. We do not use derivatives for speculative purposes.
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of December 31, 2017, is recorded within "Prepaid expenses and other current assets”.
As of December 31, 2017, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $46.8 million (June 30, 2017—$39.0 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 15 "Fair Value Measurement")

		As of December 31, 2017	As of June 30, 2017
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$1,078	$1,174

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three and Six Months Ended December 31, 2017
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017		Three Months Ended December 31, 2017	Six Months Ended December 31, 2017		Three Months Ended December 31, 2017	Six Months Ended December 31, 2017
Foreign currency forward contracts	$(228)	$1,520	Operating expenses	$532	$1,616	N/A	$—	$—

Three and Six Months Ended December 31, 2016
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended December 31, 2016	Six Months Ended December 31, 2016		Three Months Ended December 31, 2016	Six Months Ended December 31, 2016		Three Months Ended December 31, 2016	Six Months Ended December 31, 2016
Foreign currency forward contracts	$(950)	$(1,433)	Operating expenses	$124	$146	N/A	$—	$—
NOTE 17—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Fiscal 2018 Restructuring Plan	$1,965	$—	$8,354	$—
Fiscal 2017 Restructuring Plan	(942)	761	3,422	1,856
Restructuring Plans prior to Fiscal 2017 Restructuring Plan	339	(2,627)	256	(1,804)
Acquisition-related costs	1,197	3,892	3,453	10,666
Other charges (recoveries)	(1,844)	9,091	3,261	12,853
Total	$715	$11,117	$18,746	$23,571
Fiscal 2018 Restructuring Plan
During the first quarter of Fiscal 2018 and in the context of our acquisitions of Covisint and Guidance (each defined below), we began to implement restructuring activities to streamline our operations (collectively referred to as the Fiscal 2018 Restructuring Plan). The Fiscal 2018 Restructuring Plan charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.

As of December 31, 2017, we expect total costs to be incurred in conjunction with the Fiscal 2018 Restructuring Plan to be approximately $12.0 million, of which $8.4 million has already been recorded within "Special charges (recoveries)" to date.
A reconciliation of the beginning and ending liability for the six months ended December 31, 2017 is shown below.

Fiscal 2018 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2017	$—	$—	$—
Accruals and adjustments	7,535	819	8,354
Cash payments	(7,859)	(73)	(7,932)
Foreign exchange and other non-cash adjustments	930	6	936
Balance payable as at December 31, 2017	$606	$752	$1,358
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
As of December 31, 2017, we expect total costs to be incurred in conjunction with the Fiscal 2017 Restructuring Plan to be approximately $45.0 million, of which $37.0 million has already been recorded within "Special charges (recoveries)" to date.
A reconciliation of the beginning and ending liability for the six months ended December 31, 2017 is shown below.

Fiscal 2017 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2017	$10,045	$1,369	$11,414
Accruals and adjustments	2,880	542	3,422
Cash payments	(10,539)	(914)	(11,453)
Foreign exchange and other non-cash adjustments	600	4	604
Balance payable as at December 31, 2017	$2,986	$1,001	$3,987
Acquisition-related costs
Included within "Special charges (recoveries)" for the three and six months ended December 31, 2017 are costs incurred directly in relation to acquisitions in the amount of $1.2 million and $3.5 million, respectively (three and six months ended December 31, 2016—$3.9 million and $10.7 million, respectively).
Other charges (recoveries)
ERP Implementation Costs
During Fiscal 2018, we implemented a broad enterprise resource planning (ERP) system.
For the three and six months ended December 31, 2017, we recorded a recovery of $0.2 million and a charge of $3.5 million, respectively, relating to the implementation of this project (three and six months ended December 31, 2016—$2.3 million and $4.7 million, respectively).
Other charges (recoveries)
For the three months ended December 31, 2017, "Other recoveries" is primarily due to a recovery of $2.3 million relating to certain pre-acquisition sales and use tax liabilities that were recovered outside of the acquisition's one year measurement period. This recovery was partially offset by $0.7 million of miscellaneous other charges.
For the six months ended December 31, 2017, "Other charges" includes a recovery of $2.3 million relating to certain pre-acquisition sales and use tax liabilities that were recovered outside of the acquisition's one year measurement period, partially offset by $2.1 million relating to miscellaneous other charges.

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
Fiscal 2018 Acquisitions
Acquisition of Guidance Software, Inc.
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
*Inclusive of $2.3 million accrued for but unpaid as of December 31, 2017. See "Appraisal Proceedings" below for more information.

Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of September 14, 2017, are set forth below:

Current assets (inclusive of cash acquired of $5.7 million)	$24,754
Non-current tangible assets	10,540
Intangible customer assets	71,230
Intangible technology assets	51,851
Liabilities assumed	(48,776)
Total identifiable net assets	109,599
Goodwill	130,939
Net assets acquired	$240,538
The goodwill of $130.9 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $1.9 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of $26.6 million, which represents our estimate of the fair value of the contractual obligations assumed based on a preliminary valuation. In arriving at this fair value, we reduced the acquired company’s original carrying value by $7.6 million.
The fair value of current assets acquired includes accounts receivable with a fair value of $10.3 million. The gross amount receivable was $11.8 million of which $1.5 million of this receivable is expected to be uncollectible.

An amount of $0.8 million, representing the mark to market gain on the shares we held in Guidance prior to the acquisition, was recorded to "Other income" in our Condensed Consolidated Statements of Income for the six months ended December 31, 2017.
Acquisition-related costs for Guidance included in "Special charges (recoveries)" in the Condensed Consolidated Financial Statements for the three and six months ended December 31, 2017 were $1.1 million and $2.3 million, respectively.
The acquisition had no significant impact on revenues and net earnings for the three and six months ended December 31, 2017 since the date of acquisition.
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
Appraisal Proceedings
Under Section 262 of the Delaware General Corporation Law, shareholders who did not tender their shares in connection with our tender offer were entitled to have their shares appraised by the Delaware Court of Chancery and receive payment of the “fair value” of such shares. On August 31, 2017 we received notice from the record holder of approximately 1,519,569 shares or 5% of the issued and outstanding Guidance shares as of the date of acquisition, demanding an appraisal of the fair value of Guidance shares as they believed the price we paid for Guidance shares was less than its fair value. We accrued $10.8 million in connection with these claims, which is equivalent to paying $7.10 per Guidance share, the amount these Guidance shareholders otherwise would have received had they tendered their shares in our offer. During the second quarter of Fiscal 2018, we paid $8.5 million to the trust account of dissenting shareholders’ attorney, leaving $2.3 million accrued and unpaid for this matter. The amount accrued has been included within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets, with no impact to our Condensed Consolidated Statements of Income provided the courts rule within the open measurement period of 12 months from acquisition date.
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
The fair value of current assets acquired includes accounts receivable with a fair value of $7.8 million. The gross amount receivable was $7.9 million of which $0.1 million of this receivable is expected to be uncollectible.

Acquisition-related costs for Covisint included in "Special charges (recoveries)" in the Condensed Consolidated Financial Statements for the three and six months ended December 31, 2017 were $0.1 million and $0.9 million, respectively.
The acquisition had no significant impact on revenues and net earnings for the three and six months ended December 31, 2017 since the date of acquisition.
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
The results of operations of this acquisition were consolidated with those of OpenText beginning January 23, 2017.
Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of January 23, 2017, are set forth below:

Current assets	$11,339
Non-current tangible assets	103,672
Intangible customer assets	407,000
Intangible technology assets	459,000
Liabilities assumed	(182,301)
Total identifiable net assets	798,710
Goodwill	823,684
Net assets acquired	$1,622,394
The goodwill of $823.7 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $378.5 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of $163.8 million, which represents our estimate of the fair value of the contractual obligations assumed based on a preliminary valuation. In arriving at this fair value, we reduced the acquired company’s original carrying value by $52.0 million.
Further, included within total identifiable net assets are also certain contract assets which represent revenue earned by the ECD Business on long-term projects for which billings had not yet occurred as of January 23, 2017. As these long-term projects have now been inherited by OpenText, we will be responsible for billing and collecting cash on these projects at the appropriate time, yet we will not recognize revenue for these billings. The fair value assigned to these contract assets as of January 23, 2017 was $8.4 million.
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
The results of operations of this acquisition were consolidated with those of OpenText beginning July 31, 2016.

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
The results of operations of Recommind, were consolidated with those of OpenText beginning July 20, 2016.
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
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Cash paid during the period for interest	$34,398	$24,394	$64,864	$53,585
Cash received during the period for interest	$247	$700	$541	$1,470
Cash paid during the period for income taxes	$19,252	$32,862	$28,834	$39,682

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Basic earnings per share
Net income attributable to OpenText	$85,111	$45,022	$121,707	$957,906	(1)
Basic earnings per share attributable to OpenText	$0.32	$0.18	$0.46	$3.92
Diluted earnings per share
Net income attributable to OpenText	$85,111	$45,022	$121,707	$957,906	(1)
Diluted earnings per share attributable to OpenText	$0.32	$0.18	$0.46	$3.89
Weighted-average number of shares outstanding
Basic	265,504	245,653	265,153	244,282
Effect of dilutive securities	1,353	1,848	1,396	1,841
Diluted	266,857	247,501	266,549	246,123
Excluded as anti-dilutive(2)	2,795	1,618	2,635	1,445
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
During the six months ended December 31, 2017, Mr. Stephen Sadler, a director, earned $0.7 million (six months ended December 31, 2016—$0.7 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 22—SUBSEQUENT EVENT
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on January 30, 2018, a dividend of $0.1320 per Common Share. The record date for this dividend is March 2, 2018 and the payment date is March 23, 2018. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, "might", "will" and other similar language, as they relate to Open Text Corporation (“OpenText” or the “Company”), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to: (i) statements about our focus in the fiscal year beginning July 1, 2017 and ending June 30, 2018 (Fiscal 2018) on growth in earnings and cash flows; (ii) creating value through investments in broader Enterprise Information Management (EIM) capabilities; (iii) our future business plans and business planning process; (iv) statements relating to business trends; (v) statements relating to distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases and the timing thereof; (viii) the Company’s financial conditions, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment including the new tax reform legislation enacted through the Tax Cuts and Jobs Act in the United States and its impact on our business; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) statements about the impact of OpenText Magellan and OpenText Release 16; and (xxiii) other matters.
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
All dollar and percentage comparisons made herein generally refer to the three and six months ended December 31, 2017 compared with the three and six months ended December 31, 2016, unless otherwise noted.
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.
EXECUTIVE OVERVIEW
We operate in the EIM market. We develop enterprise software for digital transformation. OpenText’s comprehensive platform and suite of software products and services provide secure and scalable solutions for global companies. Our software assists organizations with finding, utilizing and sharing business information from any device in ways that are intuitive, efficient and productive. We also help ensure that information remains secure and private, as demanded in today’s highly regulated climate. In addition, we provide solutions that facilitate the exchange of information and transactions between supply chain participants, such as manufacturers, retailers, distributors and financial institutions. These are central to a company’s ability to collaborate effectively with its partners. Our focus is to help customers automate processes. The algorithms embedded in our software aim to enable customers to unlock massive amounts of data and gain better insight into their business, which ultimately can lead to better decision making.
We offer software through traditional on-premise solutions, cloud solutions or a combination of both on-premise and cloud solutions (hybrid). We are agnostic as to which delivery method a customer prefers. We believe giving customers choice and flexibility will help us to strive to obtain long-term customer value.
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. We are a multinational company and as of December 31, 2017, employed approximately 12,100 people worldwide.
Our ticker symbol on both the NASDAQ and the TSX is "OTEX".
Quarterly Summary:
During the quarter we saw the following activity:

•	Total revenue was $734.4 million, up 35.3% compared to the same period in the prior fiscal year; up 32.6% after factoring the impact of $14.6 million of foreign exchange rate changes.

•
Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $516.2 million, up 30.8% compared to the same period in the prior fiscal year; up 28.8% after factoring the impact of $7.8 million of foreign exchange rate changes.

•
Cloud services and subscriptions revenue was $208.1 million, up 18.9% compared to the same period in the prior fiscal year; up 18.3% after factoring the impact of $0.9 million of foreign exchange rate changes.

•	License revenue was $135.2 million, up 38.3% compared to the same period in the prior fiscal year; up 33.6% after factoring the impact of $4.7 million of foreign exchange rate changes.

•	GAAP-based EPS, diluted, was $0.32 compared to $0.18 in the same period in the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $0.76 compared to $0.54 in the same period in the prior fiscal year.

•	GAAP-based gross margin was 67.3% compared to 69.0% in the same period in the prior fiscal year.

•	GAAP-based operating margin was 22.7% compared to 19.7% in the same period in the prior fiscal year.

•	Non-GAAP-based operating margin was 36.5% compared to 34.0% in the same period in the prior fiscal year.

•	GAAP-based net income attributable to OpenText was $85.1 million compared to $45.0 million in the same period in the prior fiscal year.

•	Adjusted EBITDA was $290.1 million compared to $199.8 million in the same period in the prior fiscal year.

•	Operating cash flow was $233.7 million for the six months ended December 31, 2017, up 29.5% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $476.0 million as of December 31, 2017, compared to $443.4 million as of June 30, 2017.
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
Acquisition of Guidance Software, Inc.
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
Outlook for remainder of Fiscal 2018
We expect to continue to pursue strategic acquisitions in the future to strengthen our service offerings in the EIM market, and at any time may be in various stages of discussions with respect to such opportunities. We believe we are a value oriented and disciplined acquirer, having efficiently deployed approximately $5.8 billion on acquisitions over the last 10 years. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our growth strategy. During Fiscal 2018, we further demonstrated the implementation of this strategy by acquiring Covisint and Guidance.
While continuing to acquire companies is our leading growth driver, our growth strategy also includes organic growth through internal innovation. This quarter we invested approximately $80 million in research and development (R&D) or approximately 11% of revenue and we target to spend approximately 11% to 13% of revenues for R&D this fiscal year. We believe our ability to leverage our global presence is helpful to our organic growth initiatives.
We have released an Artificial Intelligence (AI) platform called “OpenText Magellan” (Magellan). Our approach to AI is via an open source code and we believe in making long-term, strategic investments to developing AI. As our enterprise software has historically been focused on managing data and content archives, we believe we are well positioned to turn these archives of data into active “data lakes” and we believe we can develop AI to transform this digital information into useful knowledge and insight for our customers.
We see an opportunity to help our customers become “digital businesses” and, with Magellan and OpenText Release 16 as well as our recent acquisitions, we believe we have a strong platform to integrate personalized analytics and insights onto our OpenText EIM suites of products, which will further our vision to enable “the digital world” and strengthen our position among leaders in EIM.

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
During the second quarter of Fiscal 2018, there were no significant changes to our critical accounting policies and estimates. However, income tax estimates were impacted by the Tax Cuts and Jobs Act which was enacted in the United States on December 22, 2017. The Company recorded a provisional charge in the second quarter of Fiscal 2018 and continues to assess the effect of the new law on its consolidated financial statements in accordance with Staff Accounting Bulletin 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). For more details related to this matter, please refer to note 14 "Income Taxes" to our Condensed Consolidated Financial Statements. Furthermore, for a detailed discussion of our critical accounting and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2017.
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

Summary of Results of Operations

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Total Revenues by Product Type:
License	$135,244	$37,480	$97,764	$213,475	$55,055	$158,420
Cloud services and subscriptions	208,121	33,060	175,061	401,974	57,226	344,748
Customer support	308,070	88,414	219,656	603,474	173,612	429,862
Professional service and other	82,970	32,742	50,228	156,169	54,826	101,343
Total revenues	734,405	191,696	542,709	1,375,092	340,719	1,034,373
Total Cost of Revenues	240,312	72,279	168,033	463,812	131,426	332,386
Total GAAP-based Gross Profit	494,093	119,417	374,676	911,280	209,293	701,987
Total GAAP-based Gross Margin %	67.3%		69.0%	66.3%		67.9%
Total GAAP-based Operating Expenses	327,485	59,966	267,519	657,549	136,781	520,768
Total GAAP-based Income from Operations	$166,608	$59,451	$107,157	$253,731	$72,512	$181,219

% Revenues by Product Type:
License	18.4%		18.0%	15.5%		15.3%
Cloud services and subscriptions	28.3%		32.2%	29.2%		33.3%
Customer support	42.0%		40.5%	43.9%		41.6%
Professional service and other	11.3%		9.3%	11.4%		9.8%

Total Cost of Revenues by Product Type:
License	$4,587	$2,196	$2,391	$7,547	$1,311	$6,236
Cloud services and subscriptions	90,418	17,268	73,150	174,748	31,306	143,442
Customer support	33,194	5,845	27,349	65,985	12,898	53,087
Professional service and other	64,985	24,690	40,295	124,444	42,806	81,638
Amortization of acquired technology-based intangible assets	47,128	22,280	24,848	91,088	43,105	47,983
Total cost of revenues	$240,312	$72,279	$168,033	$463,812	$131,426	$332,386

% GAAP-based Gross Margin by Product Type:
License	96.6%		97.6%	96.5%		96.1%
Cloud services and subscriptions	56.6%		58.2%	56.5%		58.4%
Customer support	89.2%		87.5%	89.1%		87.7%
Professional service and other	21.7%		19.8%	20.3%		19.4%

Total Revenues by Geography:(1)
Americas (2)	$418,723	$101,659	$317,064	$796,126	$182,926	$613,200
EMEA (3)	243,025	66,751	176,274	439,838	115,933	323,905
Asia Pacific (4)	72,657	23,286	49,371	139,128	41,860	97,268
Total revenues	$734,405	$191,696	$542,709	$1,375,092	$340,719	$1,034,373

% Revenues by Geography:
Americas (2)	57.0%		58.4%	57.9%		59.3%
EMEA (3)	33.1%		32.5%	32.0%		31.3%
Asia Pacific (4)	9.9%		9.1%	10.1%		9.4%

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
GAAP-based gross margin	67.3%	69.0%	66.3%	67.9%
GAAP-based operating margin	22.7%	19.7%	18.5%	17.5%
GAAP-based EPS, diluted	$0.32	$0.18	$0.46	$3.89	(6)
Net income, attributable to OpenText	$85,111	$45,022	$121,707	$957,906	(6)
Non-GAAP-based gross margin (5)	73.9%	73.8%	73.1%	72.7%
Non-GAAP-based operating margin (5)	36.5%	34.0%	34.1%	32.5%
Non-GAAP-based EPS, diluted (5)	$0.76	$0.54	$1.30	$0.97
Adjusted EBITDA (5)	$290,142	$199,798	$510,064	$366,440

(1)	Total revenues by geography are determined based on the location of our end customer.
(2)	Americas consists of countries in North, Central and South America.
(3)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(4)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(5)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
(6)
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
License Revenues:
Americas	$60,244	$12,658	$47,586	$101,555	$22,980	$78,575
EMEA	54,807	13,691	41,116	80,179	17,861	62,318
Asia Pacific	20,193	11,131	9,062	31,741	14,214	17,527
Total License Revenues	135,244	37,480	97,764	213,475	55,055	158,420
Cost of License Revenues	4,587	2,196	2,391	7,547	1,311	6,236
GAAP-based License Gross Profit	$130,657	$35,284	$95,373	$205,928	$53,744	$152,184
GAAP-based License Gross Margin %	96.6%		97.6%	96.5%		96.1%

% License Revenues by Geography:
Americas	44.5%		48.7%	47.6%		49.6%
EMEA	40.5%		42.1%	37.6%		39.3%
Asia Pacific	15.0%		9.2%	14.8%		11.1%

License revenues increased by $37.5 million during the three months ended December 31, 2017 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $4.7 million. Geographically, the overall increase was attributable to an increase in EMEA of $13.7 million, an increase in Americas of $12.7 million, and an increase in Asia Pacific of $11.1 million. The number of license deals greater than $0.5 million that closed during the second quarter of Fiscal 2018 was 38 deals, of which 16 deals were greater than $1.0 million, compared to 41 deals in the second quarter of Fiscal 2017, of which 17 deals were greater than $1.0 million. The average size of the deals greater than $1.0 million that closed during the second quarter of Fiscal 2018, however, was slightly higher than what it was in the same period in the prior fiscal year. License revenue, as a proportion of our total revenues, remained stable at approximately 18%.
License revenues increased by $55.1 million during the six months ended December 31, 2017 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $5.7 million. Geographically, the overall increase was attributable to an increase in Americas of $23.0 million, an increase in EMEA of $17.9 million, and an increase in Asia Pacific of $14.2 million. The number of license deals remained relatively stable compared to the same period in the prior fiscal year, with 63 deals greater than $0.5 million, of which 23 deals were greater than $1.0 million, that closed during the first six months of Fiscal 2018, compared to 64 deals in the same period in Fiscal 2017, of which 24 deals were greater than $1.0 million. The average size of the deals greater than $1.0 million that closed during the first six months of Fiscal 2018, however, was slightly higher than what it was in the same period in the prior fiscal year. License revenue, as a proportion of our total revenues, remained stable at approximately 15%.
Cost of license revenues increased by $2.2 million during the three months ended December 31, 2017 as compared to the same period in the prior fiscal year as a result of an increase in royalties payable to third parties. Overall, the gross margin percentage on license revenues decreased slightly to approximately 97% from approximately 98%.
Cost of license revenues increased by $1.3 million during the six months ended December 31, 2017 as compared to the same period in the prior fiscal year as a result of an increase in royalties payable to third parties. Overall, the gross margin percentage on license revenues remained stable at approximately 96%.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Cloud Services and Subscriptions:
Americas	$139,901	$21,667	$118,234	$268,714	$34,366	$234,348
EMEA	48,823	8,797	40,026	92,255	15,393	76,862
Asia Pacific	19,397	2,596	16,801	41,005	7,467	33,538
Total Cloud Services and Subscriptions Revenues	208,121	33,060	175,061	401,974	57,226	344,748
Cost of Cloud Services and Subscriptions Revenues	90,418	17,268	73,150	174,748	31,306	143,442
GAAP-based Cloud Services and Subscriptions Gross Profit	$117,703	$15,792	$101,911	$227,226	$25,920	$201,306
GAAP-based Cloud Services and Subscriptions Gross Margin %	56.6%		58.2%	56.5%		58.4%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	67.2%		67.5%	66.8%		68.0%
EMEA	23.5%		22.9%	23.0%		22.3%
Asia Pacific	9.3%		9.6%	10.2%		9.7%
Cloud services and subscriptions revenues increased by $33.1 million during the three months ended December 31, 2017 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $0.9 million. Geographically, the overall change was attributable to an increase in Americas of $21.7 million, an increase in EMEA of $8.8 million and an increase in Asia Pacific of $2.6 million. The number of Cloud services deals greater than $1.0 million that closed during the second quarter of Fiscal 2018 was 14 deals, compared to 8 deals in the second quarter of Fiscal 2017.
Cloud services and subscriptions revenues increased by $57.2 million during the six months ended December 31, 2017 as compared to the same period in the prior fiscal year. The net impact of foreign exchange for the six months ended December 31, 2017 was immaterial. Geographically, the overall change was attributable to an increase in Americas of $34.4 million, an increase in EMEA of $15.4 million and an increase in Asia Pacific of $7.5 million. The number of Cloud services deals greater than $1.0 million that closed during the first six months of Fiscal 2018, compared to the same period in Fiscal 2017, remained stable at 21 deals.
Cost of Cloud services and subscriptions revenues increased by $17.3 million during the three months ended December 31, 2017 as compared to the same period in the prior fiscal year, primarily due to an increase in labour-related costs of approximately $17.2 million, predominantly on account of recent acquisitions, and an increase in other miscellaneous costs of $0.1 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased slightly to approximately 57% from approximately 58%.
Cost of Cloud services and subscriptions revenues increased by $31.3 million during the six months ended December 31, 2017 as compared to the same period in the prior fiscal year, primarily due to an increase in labour-related costs of approximately $31.5 million, predominantly on account of recent acquisitions, partially offset by a decrease in other miscellaneous costs of $0.2 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased to approximately 57% from approximately 58%.
3)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, with customer renewal options. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the quarter ended December 31, 2017, our Customer support renewal rate was approximately 90%, consistent with the Customer support renewal rate during the quarter ended December 31, 2016.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Customer Support Revenues:
Americas	$179,152	$49,363	$129,789	$349,606	$95,626	$253,980
EMEA	103,606	32,224	71,382	203,365	63,081	140,284
Asia Pacific	25,312	6,827	18,485	50,503	14,905	35,598
Total Customer Support Revenues	308,070	88,414	219,656	603,474	173,612	429,862
Cost of Customer Support Revenues	33,194	5,845	27,349	65,985	12,898	53,087
GAAP-based Customer Support Gross Profit	$274,876	$82,569	$192,307	$537,489	$160,714	$376,775
GAAP-based Customer Support Gross Margin %	89.2%		87.5%	89.1%		87.7%

% Customer Support Revenues by Geography:
Americas	58.2%		59.1%	57.9%		59.1%
EMEA	33.6%		32.5%	33.7%		32.6%
Asia Pacific	8.2%		8.4%	8.4%		8.3%
Customer support revenues increased by $88.4 million during the three months ended December 31, 2017 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $6.9 million. Geographically, the overall increase was attributable to an increase in Americas of $49.4 million, an increase in EMEA of $32.2 million and an increase in Asia Pacific of $6.8 million.
Customer support revenues increased by $173.6 million during the six months ended December 31, 2017 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $10.0 million. Geographically, the overall increase was attributable to an increase in Americas of $95.6 million, an increase in EMEA of $63.1 million and an increase in Asia Pacific of $14.9 million.
Cost of Customer support revenues increased by $5.8 million during the three months ended December 31, 2017 as compared to the same period in the prior fiscal year, due to (i) an increase in labour-related costs of approximately $5.4 million, which was predominantly due to recent acquisitions and (ii) an increase in the installed base of third party products of approximately $0.4 million. Overall, the gross margin percentage on Customer support revenues increased slightly to approximately 89% from approximately 88%.
Cost of Customer support revenues increased by $12.9 million during the six months ended December 31, 2017 as compared to the same period in the prior fiscal year, due to (i) an increase in labour-related costs of approximately $11.2 million, which was predominantly due to recent acquisitions, (ii) an increase in the installed base of third party products of approximately $1.6 million, and (iii) an increase in other miscellaneous costs of $0.1 million. Overall, the gross margin percentage on Customer support revenues increased slightly to approximately 89% from approximately 88%.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Professional Service and Other Revenues:
Americas	$39,426	$17,971	$21,455	$76,251	$29,954	$46,297
EMEA	35,789	12,039	23,750	64,039	19,598	44,441
Asia Pacific	7,755	2,732	5,023	15,879	5,274	10,605
Total Professional Service and Other Revenues	82,970	32,742	50,228	156,169	54,826	101,343
Cost of Professional Service and Other Revenues	64,985	24,690	40,295	124,444	42,806	81,638
GAAP-based Professional Service and Other Gross Profit	$17,985	$8,052	$9,933	$31,725	$12,020	$19,705
GAAP-based Professional Service and Other Gross Margin %	21.7%		19.8%	20.3%		19.4%

% Professional Service and Other Revenues by Geography:
Americas	47.5%		42.7%	48.8%		45.7%
EMEA	43.1%		47.3%	41.0%		43.9%
Asia Pacific	9.4%		10.0%	10.2%		10.4%
Professional service and other revenues increased by $32.7 million during the three months ended December 31, 2017 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $2.1 million. Geographically, the overall increase was attributable to an increase in Americas of $18.0 million, an increase in EMEA of $12.0 million and an increase in Asia Pacific of $2.7 million.
Professional service and other revenues increased by $54.8 million during the six months ended December 31, 2017 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $3.7 million. Geographically, the overall increase was attributable to an increase in Americas of $30.0 million, an increase in EMEA of $19.6 million and an increase in Asia Pacific of $5.3 million.
Cost of Professional service and other revenues increased by $24.7 million during the three months ended December 31, 2017 as compared to the same period in the prior fiscal year, primarily as a result of an increase in labour-related costs of approximately $22.9 million, which was predominantly due to recent acquisitions, and an increase in other miscellaneous costs of $1.8 million. Overall, the gross margin percentage on Professional service and other revenues increased to approximately 22% from approximately 20%.
Cost of Professional service and other revenues increased by $42.8 million during the six months ended December 31, 2017 as compared to the same period in the prior fiscal year, primarily as a result of an increase in labour-related costs of approximately $40.2 million, which was predominantly due to recent acquisitions, and an increase in other miscellaneous costs of $2.6 million. Overall, the gross margin percentage on Professional service and other revenues increased to approximately 20% from approximately 19%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Amortization of acquired technology-based intangible assets	$47,128	$22,280	$24,848	$91,088	$43,105	$47,983
Amortization of acquired technology-based intangible assets increased during the three and six months ended December 31, 2017 by $22.3 million and $43.1 million, respectively, as compared to the same periods in the prior fiscal year. This was due to an increase in amortization of $24.3 million and $46.6 million, respectively, relating to newly acquired technology-based intangible assets from our acquisitions of Guidance, Covisint, certain assets and liabilities of the enterprise content division of EMC Corporation (ECD Business), certain customer communication management software assets and liabilities from HP Inc. (CCM Business), and Recommind Inc. The increase in amortization was partially offset by a reduction of $2.0 million and $3.5 million, respectively, relating to intangible assets pertaining to certain previous acquisitions becoming fully amortized.

Operating Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Research and development	$80,304	$15,583	$64,721	$157,933	$34,640	$123,293
Sales and marketing	129,142	26,491	102,651	251,964	54,165	197,799
General and administrative	48,985	9,071	39,914	97,900	19,789	78,111
Depreciation	22,071	6,770	15,301	40,949	10,378	30,571
Amortization of acquired customer-based intangible assets	46,268	12,453	33,815	90,057	22,634	67,423
Special charges (recoveries)	715	(10,402)	11,117	18,746	(4,825)	23,571
Total operating expenses	$327,485	$59,966	$267,519	$657,549	$136,781	$520,768

% of Total Revenues:
Research and development	10.9%		11.9%	11.5%		11.9%
Sales and marketing	17.6%		18.9%	18.3%		19.1%
General and administrative	6.7%		7.4%	7.1%		7.6%
Depreciation	3.0%		2.8%	3.0%		3.0%
Amortization of acquired customer-based intangible assets	6.3%		6.2%	6.5%		6.5%
Special charges (recoveries)	0.1%		2.0%	1.4%		2.3%
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

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2018 and 2017	2018 and 2017
Payroll and payroll-related benefits	$13,368	$24,836
Contract labour and consulting	(1,143)	2,433
Share-based compensation	(408)	(525)
Travel and communication	93	140
Facilities	3,480	7,590
Other miscellaneous	193	166
Total year-over-year change in research and development expenses	$15,583	$34,640
Research and development expenses increased by $15.6 million during the three months ended December 31, 2017 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $13.4 million, an increase in the use of facility and related resources of $3.5 million, which were predominantly the result of recent acquisitions. These were partially offset by a decrease in contract labour and consulting of $1.1 million. Overall, our research and development expenses, as a percentage of total revenues, decreased to approximately 11% from approximately 12%.
Research and development expenses increased by $34.6 million during the six months ended December 31, 2017 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $24.8 million, an increase in the use of facility and related resources of $7.6 million, which were predominantly the result of recent acquisitions, and an increase in contract labour and consulting of $2.4 million. Overall, our research and development expenses, as a percentage of total revenues, decreased slightly to approximately 11% from approximately 12%.
Our research and development labour resources increased by 725 employees, from 2,447 employees at December 31, 2016 to 3,172 employees at December 31, 2017, primarily as a result of our recent acquisitions.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2018 and 2017	2018 and 2017
Payroll and payroll-related benefits	$13,773	$29,434
Commissions	6,540	12,831
Contract labour and consulting	(109)	739
Share-based compensation	(234)	34
Travel and communication	1,900	2,947
Marketing expenses	1,267	2,381
Facilities	2,207	4,654
Other miscellaneous	1,147	1,145
Total year-over-year change in sales and marketing expenses	$26,491	$54,165
Sales and marketing expenses increased by $26.5 million during the three months ended December 31, 2017 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $13.8 million and an increase in facility and related resources of $2.2 million, both of which were predominantly the result of recent acquisitions. Additionally, commissions expense increased by $6.5 million in conjunction with higher revenues. The remainder of the change was primarily attributable to normal growth in our business operations. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to approximately 18% from approximately 19%.
Sales and marketing expenses increased by $54.2 million during the six months ended December 31, 2017 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $29.4 million and an increase in facility and related resources of $4.7 million, both of which were predominantly the result of recent acquisitions. Additionally, commissions expense increased by $12.8 million in conjunction with higher revenues. The remainder of the change was primarily attributable to normal growth in our business operations. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to approximately 18% from approximately 19%.
Our sales and marketing labour resources increased by 373 employees, from 1,638 employees at December 31, 2016 to 2,011 employees at December 31, 2017, primarily as a result of our recent acquisitions.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2018 and 2017	2018 and 2017
Payroll and payroll-related benefits	$7,123	$12,060
Contract labour and consulting	(2,838)	(1,733)
Share-based compensation	(214)	(678)
Travel and communication	626	1,070
Facilities	475	1,849
Other miscellaneous	3,899	7,221
Total year-over-year change in general and administrative expenses	$9,071	$19,789
General and administrative expenses increased by $9.1 million during the three months ended December 31, 2017 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $7.1 million and an increase in facilities expense of $0.5 million, which were predominantly the result of recent acquisitions, and an increase in other miscellaneous expenses of $3.9 million, which includes professional fees such as legal, audit and tax related expenses. These increases were partially offset by a $2.8 million reduction in contract labour and consulting. The remainder of the change was attributable to normal growth in our business operations. Overall, general and administrative expenses, as a percentage of total revenue remained stable at approximately 7%.
General and administrative expenses increased by $19.8 million during the six months ended December 31, 2017 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $12.1 million and an increase in facilities expense of $1.8 million, which was predominantly the result of recent acquisitions, and an increase in other miscellaneous expenses of $7.2 million, which includes professional fees such as legal, audit and tax related expenses. These were partially offset by a $1.7 million reduction in contract labour and consulting. The remainder of the change was attributable to normal growth in our business operations. Overall, general and administrative expenses, as a percentage of total revenue decreased slightly to 7% from approximately 8%.
Our general and administrative labour resources increased by 276 employees, from 1,246 employees at December 31, 2016 to 1,522 employees at December 31, 2017, primarily as a result of our recent acquisitions.
Depreciation expenses:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Depreciation	$22,071	$6,770	$15,301	40,949	10,378	30,571
Depreciation expenses increased by $6.8 million and $10.4 million, respectively, during the three and six months ended December 31, 2017 as compared to the same periods in the prior fiscal year, in accordance with increased capital asset expenditures. Depreciation expense remained relatively stable as a percentage of total revenue, at approximately 3%.
Amortization of acquired customer-based intangible assets:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Amortization of acquired customer-based intangible assets	$46,268	$12,453	$33,815	$90,057	$22,634	$67,423
Acquired customer-based intangible assets amortization expense increased by $12.5 million and $22.6 million, respectively, during the three and six months ended December 31, 2017 as compared to the same periods in the prior fiscal year. This was primarily due to an increase in amortization of $14.4 million and $27.6 million, respectively, relating to newly acquired customer-based intangible assets from our acquisitions of Guidance, Covisint, ECD Business, CCM Business, and Recommind. This increase in amortization was partially offset by a reduction of $2.0 million and $5.0 million, respectively, relating to certain customer-based intangible assets pertaining to previous acquisitions becoming fully amortized.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Special charges (recoveries)	$715	$(10,402)	$11,117	$18,746	$(4,825)	$23,571
Special charges decreased by $10.4 million during the three months ended December 31, 2017 as compared to the same period in the prior fiscal year. The decrease was primarily due to (i) a reduction in expense of $8.2 million relating to one-time commitments fees incurred during Fiscal 2017 that did not reoccur in Fiscal 2018, (ii) a reduction in acquisition related costs of $2.7 million, (iii) a reduction in expense of $2.5 million relating to an Enterprise Resource Planning (ERP) implementation project that was implemented in early July 2017, and (iv) a decrease of $1.0 million relating to a higher net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain instances, becoming statute barred, as compared to the prior fiscal year. These decreases were partially offset by (i) a $3.2 million increase in restructuring activities and (ii) an increase of $0.2 million relating to post-acquisition integration costs necessary to streamline acquired companies into our operations. The remainder of the change is due to miscellaneous items.
Special charges decreased by $4.8 million during the six months ended December 31, 2017 as compared to the same period in the prior fiscal year. The decrease was primarily due to (i) a reduction in expense of $9.2 million relating to commitments fees incurred during Fiscal 2017 that did not reoccur in Fiscal 2018, (ii) a reduction in acquisition related costs of

$7.2 million, (iii) a reduction in expenses of $1.2 million relating to post-acquisition integration costs necessary to streamline acquired companies into our operations and (iv) a reduction in expense of $1.2 million relating to an ERP implementation project that was implemented in early July 2017. These decreases were partially offset by (i) a $12.0 million increase in restructuring activities and (ii) $0.1 million relating to a lower net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain instances, becoming statute barred, as compared to the prior fiscal year. The remainder of the change is due to miscellaneous items.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Other income (expense), net	$5,547	$9,105	$(3,558)	$15,771	$12,630	$3,141
For the three months ended December 31, 2017, Other income, net included (i) a gain of $5.0 million in connection with the settlement of a certain breach of contractual arrangement, (ii) foreign exchange gains of $0.3 million on our inter-company transactions compared to $4.0 million in foreign exchange losses during the same period in the prior fiscal year, and (iii) a net gain of approximately $0.3 million relating to our share of net income (loss) in non-marketable equity investments accounted for under the equity method, compared to a gain of $0.5 million during the same period in the prior fiscal year.
For the six months ended December 31, 2017, Other income, net included (i) a gain of $5.0 million in connection with the settlement of a certain breach of contractual arrangement, (ii) foreign exchange gains of $9.1 million on our inter-company transactions compared to $2.9 million in foreign exchange losses during the same period in the prior fiscal year; (iii) a net loss of approximately $0.2 million relating to our share of net income (loss) in non-marketable equity investments accounted for under the equity method compared to income of $6.0 million during the same period in the prior fiscal year, and (iv) a gain of $0.8 million, representing the mark to market on the shares we held in Guidance prior to the acquisition.

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Interest and other related expense, net	$34,092	$6,349	$27,743	$67,380	$12,362	$55,018
Interest and other related expense, net increased by $6.3 million and $12.4 million, respectively, during the three and six months ended December 31, 2017 as compared to the same periods in the prior fiscal year. This was primarily due to additional interest expense incurred relating to the reopening of Senior Notes 2026 (as defined herein), issued in December 2016, of $3.1 million and $6.8 million, respectively, and additional interest incurred relating to outstanding balances on the Revolver (as defined herein) of $2.8 million and $4.6 million, respectively.
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
Please also see Part II, Item 1A "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2017	Change increase (decrease)	2016	2017	Change increase (decrease)	2016
Provision for (recovery of) income taxes	$53,146	$22,324	$30,822	$80,515	$909,118	$(828,603)
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
The effective tax rate decreased to a provision of 38.5% for the three months ended December 31, 2017, compared to a provision of 40.6% for the three months ended December 31, 2016. The increase in tax expense of $22.3 million was primarily due to (i) the impact of changes in US tax legislation in Fiscal 2018 resulting in a provisional charge of $15.3 million, (ii) an increase of $13.3 million on account of the Company having higher income before taxes, including the impact of foreign tax rates, and (iii) an increase of $1.6 million resulting from the reversals of reserves in Fiscal 2017 that did not reoccur in Fiscal 2018, offset by (i) a decrease of $4.8 million relating to differences in tax filings from provisions, and (ii) a decrease of $1.1 million relating to a decrease in amortization of deferred charges. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate increased to a provision of 39.8% for the six months ended December 31, 2017, compared to a recovery of 640.6% for the six months ended December 31, 2016. The increase in tax expense of $909.1 million was primarily due to (i) a significant tax benefit of $876.1 million resulting from the Fiscal 2017 internal reorganization as described above which did not reoccur in Fiscal 2018, (ii) the impact of changes in US tax legislation in Fiscal 2018 resulting in a provisional charge of $15.3 million, (iii) an increase of $17.1 million on account of the Company having higher income before taxes, including the impact of foreign tax rates, and (iv) an increase of $5.2 million resulting from the reversals of reserves in Fiscal 2017 that did not reoccur in Fiscal 2018, offset by (i) a decrease of $2.6 million relating to differences in tax filings from provisions, and (ii) a decrease of $2.1 million relating to a decrease in amortization of deferred charges. The remainder of the difference was due to normal course movements and non-material items.
For information with regards to certain potential tax contingencies, see note 13 "Guarantees and Contingencies" to our Condensed Consolidated Financial Statements.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing US tax laws, including a reduction in the federal corporate tax rate from 35% to 21%, and the transition of US international taxation from a worldwide tax system to a territorial tax system. As a result of the enactment of the legislation, the Company incurred a provisional one-time tax expense of $15.3 million in the second quarter of Fiscal 2018, primarily related to the transition tax on accumulated foreign earnings and the re-measurement of certain deferred tax assets and liabilities. The portion of this anticipated increase to tax expense attributable to the transition tax is payable over a period of up to eight years. The impact of the $15.3 million adjustment resulting from the US legislation on the effective tax rate is an increase of 11.1% for the three months ended December 31, 2017 and 7.6% for the six months ended December 31, 2017.
The $15.3 million is a provisional amount in respect of rate change, Alternative Minimum Tax (AMT), and foreign earnings in accordance with SAB 118. The finalization of the provisional one-time amount is pending finalization of the re-assessment of the timing of reversals of certain deferred tax assets and liabilities and additional considerations related to undistributed foreign earnings and evaluating whether any portion of our existing AMT credit carryforwards are not expected to be refundable as a result of the repeal of corporate AMT. Additional information such as final Fiscal 2018 income and detailed earnings and profits calculations for foreign subsidiaries may result in changes to the provisional amount during the SAB 118 measurement period.
The Company continues to assess the impact of the new law on its consolidated financial statements and anticipates finalizing the determination on or before December 22, 2018 in accordance with SAB 118.

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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2017
(in thousands except for per share data)

	Three Months Ended December 31, 2017
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$90,418		$(462)	(1)	$89,956
Customer support	33,194		(327)	(1)	32,867
Professional service and other	64,985		(603)	(1)	64,382
Amortization of acquired technology-based intangible assets	47,128		(47,128)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	494,093	67.3%	48,520	(3)	542,613	73.9%
Operating expenses
Research and development	80,304		(1,587)	(1)	78,717
Sales and marketing	129,142		(2,095)	(1)	127,047
General and administrative	48,985		(2,084)	(1)	46,901
Amortization of acquired customer-based intangible assets	46,268		(46,268)	(2)	—
Special charges (recoveries)	715		(715)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	166,608	22.7%	101,269	(5)	267,877	36.5%
Other income (expense), net	5,547		(5,547)	(6)	—
Provision for (recovery of) income taxes	53,146		(22,095)	(7)	31,051
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	85,111		117,817	(8)	202,928
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.32		$0.44	(8)	$0.76

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 38% and a Non-GAAP-based tax rate of approximately 13%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization (see note 14 "Income Taxes") assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 13%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense. In addition, as a result of the changes in US tax reform legislation that was enacted on December 22, 2017 through the Tax Cuts and Jobs Act, the Company has reassessed its Non-GAAP-based tax rate to be approximately 14% for the six months ended December 31, 2017, down from 15%. Pursuant to this, the Non-GAAP-based tax rate of approximately 13% for the three months ended December 31, 2017 includes a one-time cumulative catch up of recoveries and charges, as though the Company's Non-GAAP-based tax rate was 14% as of July 1, 2017.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended December 31, 2017
		Per share diluted
GAAP-based net income, attributable to OpenText	$85,111	$0.32
Add:
Amortization	93,396	0.35
Share-based compensation	7,158	0.03
Special charges (recoveries)	715	—
Other (income) expense, net	(5,547)	(0.02)
GAAP-based provision for (recovery of ) income taxes	53,146	0.20
Non-GAAP-based provision for income taxes	(31,051)	(0.12)
Non-GAAP-based net income, attributable to OpenText	$202,928	$0.76

Reconciliation of Adjusted EBITDA

Three Months Ended December 31, 2017
GAAP-based net income, attributable to OpenText	$85,111
Add:
Provision for (recovery of) income taxes	53,146
Interest and other related expense, net	34,092
Amortization of acquired technology-based intangible assets	47,128
Amortization of acquired customer-based intangible assets	46,268
Depreciation	22,071
Share-based compensation	7,158
Special charges (recoveries)	715
Other (income) expense, net	(5,547)
Adjusted EBITDA	$290,142

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2016
(in thousands except for per share data)

	Three Months Ended December 31, 2016
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$73,150		$(211)	(1)	$72,939
Customer support	27,349		(270)	(1)	27,079
Professional service and other	40,295		(468)	(1)	39,827
Amortization of acquired technology-based intangible assets	24,848		(24,848)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	374,676	69.0%	25,797	(3)	400,473	73.8%
Operating expenses
Research and development	64,721		(1,995)	(1)	62,726
Sales and marketing	102,651		(2,329)	(1)	100,322
General and administrative	39,914		(2,299)	(1)	37,615
Amortization of acquired customer-based intangible assets	33,815		(33,815)	(2)	—
Special charges (recoveries)	11,117		(11,117)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	107,157	19.7%	77,352	(5)	184,509	34.0%
Other income (expense), net	(3,558)		3,558	(6)	—
Provision for (recovery of) income taxes	30,822		(7,319)	(7)	23,503
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	45,022		88,229	(8)	133,251
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.18		$0.36	(8)	$0.54

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended December 31, 2016
		Per share diluted
GAAP-based net income, attributable to OpenText	$45,022	$0.18
Add:
Amortization	58,663	0.24
Share-based compensation	7,572	0.03
Special charges (recoveries)	11,117	0.04
Other (income) expense, net	3,558	0.01
GAAP-based provision for (recovery of ) income taxes	30,822	0.12
Non-GAAP-based provision for income taxes	(23,503)	(0.08)
Non-GAAP-based net income, attributable to OpenText	$133,251	$0.54

Reconciliation of Adjusted EBITDA

Three Months Ended December 31, 2016
GAAP-based net income, attributable to OpenText	$45,022
Add:
Provision for (recovery of) income taxes	30,822
Interest and other related expense, net	27,743
Amortization of acquired technology-based intangible assets	24,848
Amortization of acquired customer-based intangible assets	33,815
Depreciation	15,301
Share-based compensation	7,572
Special charges (recoveries)	11,117
Other (income) expense, net	3,558
Adjusted EBITDA	$199,798

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2017
(in thousands except for per share data)

	Six Months Ended December 31, 2017
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$174,748		$(984)	(1)	$173,764
Customer support	65,985		(656)	(1)	65,329
Professional service and other	124,444		(1,200)	(1)	123,244
Amortization of acquired technology-based intangible assets	91,088		(91,088)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	911,280	66.3%	93,928	(3)	1,005,208	73.1%
Operating expenses
Research and development	157,933		(3,213)	(1)	154,720
Sales and marketing	251,964		(5,183)	(1)	246,781
General and administrative	97,900		(4,157)	(1)	93,743
Amortization of acquired customer-based intangible assets	90,057		(90,057)	(2)	—
Special charges (recoveries)	18,746		(18,746)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	253,731	18.5%	215,284	(5)	469,015	34.1%
Other income (expense), net	15,771		(15,771)	(6)	—
Provision for (recovery of) income taxes	80,515		(24,286)	(7)	56,229
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	121,707		223,799	(8)	345,506
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.46		$0.84	(8)	$1.30

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 40% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization (see note 14 "Income Taxes") assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense. We also took into consideration changes in US tax reform legislation that was enacted on December 22, 2017 through the Tax Cuts and Jobs Act.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2017
		Per share diluted
GAAP-based net income, attributable to OpenText	$121,707	$0.46
Add:
Amortization	181,145	0.68
Share-based compensation	15,393	0.06
Special charges (recoveries)	18,746	0.07
Other (income) expense, net	(15,771)	(0.06)
GAAP-based provision for (recovery of ) income taxes	80,515	0.30
Non-GAAP-based provision for income taxes	(56,229)	(0.21)
Non-GAAP-based net income, attributable to OpenText	$345,506	$1.30

Reconciliation of Adjusted EBITDA

Six Months Ended December 31, 2017
GAAP-based net income, attributable to OpenText	$121,707
Add:
Provision for (recovery of) income taxes	80,515
Interest and other related expense, net	67,380
Amortization of acquired technology-based intangible assets	91,088
Amortization of acquired customer-based intangible assets	90,057
Depreciation	40,949
Share-based compensation	15,393
Special charges (recoveries)	18,746
Other (income) expense, net	(15,771)
Adjusted EBITDA	$510,064

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2016
(in thousands except for per share data)

	Six Months Ended December 31, 2016
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$143,442		$(571)	(1)	$142,871
Customer support	53,087		(505)	(1)	52,582
Professional service and other	81,638		(913)	(1)	80,725
Amortization of acquired technology-based intangible assets	47,983		(47,983)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	701,987	67.9%	49,972	(3)	751,959	72.7%
Operating expenses
Research and development	123,293		(3,738)	(1)	119,555
Sales and marketing	197,799		(5,149)	(1)	192,650
General and administrative	78,111		(4,836)	(1)	73,275
Amortization of acquired customer-based intangible assets	67,423		(67,423)	(2)	—
Special charges (recoveries)	23,571		(23,571)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	181,219	17.5%	154,689	(5)	335,908	32.5%
Other income (expense), net	3,141		(3,141)	(6)	—
Provision for (recovery of) income taxes	(828,603)		870,698	(7)	42,095
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	957,906		(719,150)	(8)	238,756
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$3.89		$(2.92)	(8)	$0.97

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2016
		Per share diluted
GAAP-based net income, attributable to OpenText	$957,906	$3.89
Add:
Amortization	115,406	0.47
Share-based compensation	15,712	0.06
Special charges (recoveries)	23,571	0.10
Other (income) expense, net	(3,141)	(0.01)
GAAP-based provision for (recovery of ) income taxes	(828,603)	(3.37)
Non-GAAP-based provision for income taxes	(42,095)	(0.17)
Non-GAAP-based net income, attributable to OpenText	$238,756	$0.97

Reconciliation of Adjusted EBITDA

Six Months Ended December 31, 2016
GAAP-based net income, attributable to OpenText	$957,906
Add:
Provision for (recovery of) income taxes	(828,603)
Interest and other related expense, net	55,018
Amortization of acquired technology-based intangible assets	47,983
Amortization of acquired customer-based intangible assets	67,423
Depreciation	30,571
Share-based compensation	15,712
Special charges (recoveries)	23,571
Other (income) expense, net	(3,141)
Adjusted EBITDA	$366,440

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of December 31, 2017	Change increase (decrease)	As of June 30, 2017
Cash and cash equivalents	$476,014	$32,657	$443,357

	Six Months Ended December 31,
(In thousands)	2017	Change	2016
Cash provided by operating activities	$233,749	$53,279	$180,470
Cash used in investing activities	$(364,552)	$151,326	$(515,878)
Cash provided by (used in) financing activities	$155,914	$(634,495)	$790,409
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
As of December 31, 2017, we have provided $28.0 million (June 30, 2017—$22.1 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities increased by $53.3 million due to an increase in net income before the impact of non-cash items of $154.7 million, partially offset by a decrease in changes from working capital of $101.4 million. The decrease in operating cash flow from changes in working capital was primarily due to the net impact of the following decreases: (i) $49.9 million relating to a higher accounts receivable balance, which is primarily due to increased billings associated with more revenue recognized during the six months of Fiscal 2018 as compared to the same period in the prior fiscal year, (ii) $48.5 million relating to a lower accounts payable and accrued liabilities balance, (iii) $17.3 million relating to prepaid and other current assets and (iv) $1.1 million relating to deferred revenues. These decreases were partially offset by the following increases: (i) $11.2 million relating to income taxes payable and deferred charges and credits, and (ii) $4.2 million relating to other assets.
During the second quarter of Fiscal 2018 our days sales outstanding (DSO) was 63 days, compared to a DSO of 52 days during the second quarter of Fiscal 2017. The increase in DSO is primarily attributable to an increase in unbilled receivables included in the Company's net accounts receivable balance. Please see note 3 "Allowance for Doubtful Accounts" to our Condensed Consolidated Financial Statements for more details. The per day impact of our DSO in the second quarters of Fiscal 2018 and Fiscal 2017 on our cash flows was $8.2 million and $6.1 million, respectively.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by $151.3 million, primarily due to a decrease of $191.7 million in consideration paid for acquisitions during the six months ended December 31, 2017 as compared to the same period in the prior fiscal year. This was offset by (i) an increase of $23.7 million in additions of property and equipment, (ii) an increase of $9.2 million relating to the maturity of short term investments during the first quarter of Fiscal 2017 that did not reoccur in Fiscal 2018, and (iii) an increase in other investing activities of $7.5 million.

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
Cash flows provided by financing activities decreased by $634.5 million. This was primarily due to (i) net proceeds from our public offering of Common Shares during the second quarter of Fiscal 2017 which resulted in a cash inflow of approximately $586.1 million and did not reoccur during Fiscal 2018, (ii) the issuance of an additional $250 million in aggregate principal amount of Senior Notes 2026 at an issue price of 102.75% during the second quarter of Fiscal 2017, which resulted in cash inflow of approximately $256.9 million and did not reoccur during Fiscal 2018, and (iii) an increase in dividend payments made to our shareholders of $14.2 million. These decreases were partially offset by (i) proceeds from drawings on the Revolver of $200.0 million, (ii) an increase of $18.9 million relating to cash collected from the issuance of Common Shares for the exercise of options and the OpenText Employee Share Purchase Plan (ESPP), and (iii) $4.2 million in debt issuance costs paid during the second quarter of Fiscal 2017, relating to our Senior Notes 2026, which did not reoccur during Fiscal 2018. The remainder of the change was due to miscellaneous items.
Cash Dividends
During the three and six months ended December 31, 2017, we declared and paid cash dividends of $0.1320 and $0.2640 per Common Share, respectively, that totaled $34.8 million and $69.8 million, respectively. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of the Board. See Item 5 "Dividend Policy" in our Annual Report on Form 10-K for Fiscal 2017 for more information.
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
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 2.00%, with respect to LIBOR advances and 1.00%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 2.0% plus LIBOR. As of December 31, 2017, the outstanding balance on the Term Loan B bears an interest rate of approximately 3.35%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of December 31, 2017, our consolidated net leverage ratio was 2.3:1.
For further details relating to our Term Loan B, please see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Revolver
We currently have a $450 million committed revolving credit facility (the Revolver) which matures on May 5, 2022. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of December 31, 2017, the outstanding balance on the Revolver bears a weighted average interest rate of approximately 3.20%.
During the three and six months ended December 31, 2017, we drew down nil and $200 million, respectively, from the Revolver to finance the acquisition of Guidance (three and six months ended December 31, 2016—nil).
As of December 31, 2017 we have an outstanding balance on the Revolver of $375 million (June 30, 2017—$175 million). We expect to repay the remaining balance within the next 12 months.
For the three and six months ended December 31, 2017, we recorded interest expense of $2.8 million and $4.6 million, respectively, relating to amounts drawn on the Revolver (three and six months ended December 31, 2016—nil, respectively).
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
Pensions
As of December 31, 2017, our total unfunded pension plan obligations were $64.1 million, of which $1.9 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.

Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2018 (six months ended June 30)	$304	$484	$51
2019	674	997	131
2020	727	1,004	149
2021	821	1,047	240
2022	904	1,057	270
2023 to 2027	5,652	5,637	1,990
Total	$9,082	$10,226	$2,831
For a detailed discussion on pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of December 31, 2017, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2018— June 30, 2018	July 1, 2018— June 30, 2020	July 1, 2020— June 30, 2022	July 1, 2022 and beyond
Long-term debt obligations (1)	$3,548,840	$444,606	$256,925	$952,559	$1,894,750
Operating lease obligations (2)	376,430	38,543	128,976	96,213	112,698
Purchase obligations	20,515	5,158	14,776	581	—
	$3,945,785	$488,307	$400,677	$1,049,353	$2,007,448
(1) Includes interest up to maturity and principal payments. We currently have borrowings outstanding under the Revolver ($375 million as of December 31, 2017), which we expect to repay within the next 12 months. Please see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements for more details.
(2) Net of $7.2 million of sublease income to be received from properties which we have subleased to third parties.
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
As part of these examinations, which remain ongoing, on July 17, 2015 we received from the IRS an initial Notice of Proposed Adjustment (NOPA) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received, including because the IRS may assign a higher value to our intellectual property). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of December 31, 2017, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $600 million, inclusive of U.S. federal and state taxes, penalties and interest. The increase from the initially disclosed estimated aggregate liability is solely due to an estimate of interest that has accrued.
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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries. The CRA has issued a notice of reassessment for Fiscal 2012 that would, as drafted, increase our taxable income for that year by approximately $90 million (offset by the tax attributes referred to below) and is expected to propose related penalties of approximately 10%. We strongly disagree with the CRA position and believe the reassessment of Fiscal 2012 and any related proposed penalties are without merit. We will continue to vigorously contest both the proposed adjustments to our taxable income and the penalty assessment. We have filed a notice of objection and will also seek competent authority consideration under applicable international treaties in respect of this reassessment. As of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of this reassessment in our Condensed Consolidated Financial Statements.
Even if we are unsuccessful in challenging the CRA’s reassessment to increase our taxable income for Fiscal 2012, we have elective deductions available in Fiscal 2012 that would offset such increased amount so that no additional cash tax would be payable for Fiscal 2012, exclusive of any proposed penalties. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability in respect of our international transactions, including the transfer pricing methodology applied to them. The CRA is currently auditing Fiscal 2013, 2014 and 2015, and has proposed to reassess Fiscal 2013 in a manner consistent with the reassessment of Fiscal 2012. We are in ongoing discussions with the CRA and continue to vigorously contest the CRA's audit position.
GXS Brazil Matter
As part of our acquisition of GXS, we inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim. During the first quarter of Fiscal 2018 the courts ruled in favour of the municipality of São Paulo. The Company has decided not to pursue further appeal. On October 1, 2017, the Company reached a settlement with the municipality and paid $1.4 million.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $3.9 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
GXS India Matter
Our Indian subsidiary, GXS India Technology Centre Private Limited (GXS India), is subject to potential assessments by Indian tax authorities in the city of Bangalore. GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate. Based on advice from our tax advisors, we believe that the facts that the Indian tax authorities are using to support their assessment are incorrect. We have filed appeals and anticipate an eventual settlement with the Indian tax authorities. We have accrued $1.3 million to cover our anticipated financial exposure in this matter.
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
As of December 31, 2017, we had an outstanding balance of $768.2 million on Term Loan B. Term Loan B bears a floating interest rate of 2.0% plus LIBOR. As of December 31, 2017, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $7.7 million, assuming that the loan balance as of December 31, 2017 is outstanding for the entire period (June 30, 2017—$7.7 million).
As of December 31, 2017, we had an outstanding balance of $375 million on the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of December 31, 2017, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on the Revolver by approximately $3.8 million, assuming that the loan balance is outstanding for the entire year (June 30, 2017—$1.8 million).
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
Based on the foreign exchange forward contracts outstanding as of December 31, 2017, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.5 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2017—$0.4 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of December 31, 2017 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at December 31, 2017	U.S. Dollar Equivalent at June 30, 2017
Euro	$89,592	$121,621
British Pound	34,146	30,425
Canadian Dollar	16,761	29,131
Swiss Franc	18,330	41,925
Other foreign currencies	93,447	87,144
Total cash and cash equivalents denominated in foreign currencies	252,276	310,246
U.S. dollar	223,738	133,111
Total cash and cash equivalents	$476,014	$443,357
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $25.2 million (June 30,

2017—$31.0 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".
Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, including the Tax Cuts and Jobs Act which was enacted in the United States on December 22, 2017, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years' items, the impact of transactions we complete, future levels of research and development spending, changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. Changes in the tax laws of various jurisdictions in which we do business could result from the base erosion and profit shifting (BEPS) project being undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, a coalition of member countries, has been developing recommendations for international tax rules to address different types of BEPS, including situations in which profits are shifted (or payments are made) from higher tax jurisdictions to lower tax jurisdictions. Adoption of these recommendations (or other changes in law or policy) by the countries in which we do business could adversely affect our provision for income taxes and our effective tax rate. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those that may be described in note 2 “Recent Accounting Pronouncements” in our notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), and/or any internal restructuring initiatives we may implement from time to time to streamline our operations, can have a material impact on our effective income tax rate. In July 2016, we implemented a reorganization of our subsidiaries worldwide with the view to continuing to enhance operational and administrative efficiencies through further consolidated ownership, management, and development of our intellectual property (IP) in Canada, continuing to reduce the number of entities in our group and working towards our objective of having a single operational legal entity in each jurisdiction.
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
For more details of tax audits to which we are subject and the impact of the recently enacted Tax Cuts and Jobs Act in the United States, see notes 13 "Guarantees and Contingencies" and 14 "Income Taxes", respectively, to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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
OPEN TEXT CORPORATION
Date: January 31, 2018

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chairman, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ JOHN M. DOOLITTLE
John M. Doolittle Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ADITYA MAHESHWARI
Aditya Maheshwari Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)