Form 10-Q
period 2018-03-31
OPEN TEXT CORP
filed 2018-05-09
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At May 4, 2018, there were 267,469,077 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	March 31, 2018	June 30, 2017
ASSETS	(unaudited)
Cash and cash equivalents	$605,497	$443,357
Accounts receivable trade, net of allowance for doubtful accounts of $9,007 as of March 31, 2018 and $6,319 as of June 30, 2017 (note 3)	515,012	445,812
Income taxes recoverable (note 14)	42,880	32,683
Prepaid expenses and other current assets	105,657	81,625
Total current assets	1,269,046	1,003,477
Property and equipment (note 4)	264,859	227,418
Goodwill (note 5)	3,592,598	3,416,749
Acquired intangible assets (note 6)	1,391,413	1,472,542
Deferred tax assets (note 14)	1,142,385	1,215,712
Other assets (note 7)	99,732	93,763
Deferred charges (note 8)	39,148	42,344
Long-term income taxes recoverable (note 14)	21,696	8,557
Total assets	$7,820,877	$7,480,562
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$295,165	$342,120
Current portion of long-term debt (note 10)	282,760	182,760
Deferred revenues	689,189	570,328
Income taxes payable (note 14)	33,685	31,835
Total current liabilities	1,300,799	1,127,043
Long-term liabilities:
Accrued liabilities (note 9)	52,688	50,338
Deferred credits (note 8)	3,366	5,283
Pension liability (note 11)	62,996	58,627
Long-term debt (note 10)	2,385,322	2,387,057
Deferred revenues	72,176	61,678
Long-term income taxes payable (note 14)	171,174	162,493
Deferred tax liabilities (note 14)	75,376	94,724
Total long-term liabilities	2,823,098	2,820,200
Shareholders’ equity:
Share capital and additional paid-in capital (note 12)
267,266,442 and 264,059,567 Common Shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively; authorized Common Shares: unlimited	1,689,997	1,613,454
Accumulated other comprehensive income	51,810	48,800
Retained earnings	1,973,129	1,897,624
Treasury stock, at cost (694,169 shares at March 31, 2018 and 1,101,612 at June 30, 2017, respectively)	(18,823)	(27,520)
Total OpenText shareholders' equity	3,696,113	3,532,358
Non-controlling interests	867	961
Total shareholders’ equity	3,696,980	3,533,319
Total liabilities and shareholders’ equity	$7,820,877	$7,480,562
Guarantees and contingencies (note 13)
Related party transactions (note 21)
Subsequent event (note 22)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenues:
License	$84,113	$87,227	$297,588	$245,647
Cloud services and subscriptions	209,102	177,109	611,076	521,857
Customer support	312,279	263,436	915,753	693,298
Professional service and other	80,385	65,358	236,554	166,701
Total revenues	685,879	593,130	2,060,971	1,627,503
Cost of revenues:
License	3,098	4,008	10,645	10,244
Cloud services and subscriptions	94,264	77,225	269,012	220,667
Customer support	33,820	34,442	99,805	87,529
Professional service and other	64,246	55,529	188,690	137,167
Amortization of acquired technology-based intangible assets (note 6)	47,303	39,285	138,391	87,268
Total cost of revenues	242,731	210,489	706,543	542,875
Gross profit	443,148	382,641	1,354,428	1,084,628
Operating expenses:
Research and development	83,522	77,086	241,455	200,379
Sales and marketing	129,987	117,498	381,951	315,297
General and administrative	54,817	44,828	152,717	122,939
Depreciation	23,093	16,557	64,042	47,128
Amortization of acquired customer-based intangible assets (note 6)	46,762	40,825	136,819	108,248
Special charges (recoveries) (note 17)	2,644	20,586	21,390	44,157
Total operating expenses	340,825	317,380	998,374	838,148
Income from operations	102,323	65,261	356,054	246,480
Other income (expense), net	11,140	1,424	26,911	4,565
Interest and other related expense, net	(34,534)	(31,734)	(101,914)	(86,752)
Income before income taxes	78,929	34,951	281,051	164,293
Provision for (recovery of) income taxes (note 14)	20,129	13,239	100,644	(815,364)
Net income for the period	$58,800	$21,712	$180,407	$979,657
Net (income) loss attributable to non-controlling interests	(6)	(96)	94	(135)
Net income attributable to OpenText	$58,794	$21,616	$180,501	$979,522
Earnings per share—basic attributable to OpenText (note 20)	$0.22	$0.08	$0.68	$3.91
Earnings per share—diluted attributable to OpenText (note 20)	$0.22	$0.08	$0.68	$3.88
Weighted average number of Common Shares outstanding—basic (in '000's)	266,572	263,329	265,619	250,538
Weighted average number of Common Shares outstanding—diluted (in '000's)	267,764	265,440	266,954	252,469
Dividends declared per Common Share	$0.1320	$0.1150	$0.3960	$0.3450
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net income for the period	$58,800	$21,712	$180,407	$979,657
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	3,823	2,725	3,283	(7,582)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of ($338) and $125 for the three months ended March 31, 2018 and 2017, respectively; $65 and ($254) for the nine months ended March 31, 2018 and 2017, respectively	(935)	348	182	(705)
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of ($112) and $14 for the three months ended March 31, 2018 and 2017, respectively; ($540) and ($24) for the nine months ended March 31, 2018 and 2017, respectively	(311)	40	(1,499)	(68)
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of $413 and ($64) for the three months ended March 31, 2018 and 2017, respectively; $177 and $420 for the nine months ended March 31, 2018 and 2017, respectively	1,648	686	1,485	5,047
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $45 and $59 for the three months ended March 31, 2018 and 2017, respectively; $130 and $178 for the nine months ended March 31, 2018 and 2017, respectively	64	139	176	420
Unrealized net gain (loss) on marketable securities - net of tax effect of nil for the three and nine months ended March 31, 2018 and 2017, respectively	—	(541)	—	(141)
Release of unrealized gain on marketable securities - net of tax effect of nil for the three and nine months ended March 31, 2018 and 2017, respectively	—	—	(617)	—
Total other comprehensive income (loss) net, for the period	4,289	3,397	3,010	(3,029)
Total comprehensive income	63,089	25,109	183,417	976,628
Comprehensive (income) loss attributable to non-controlling interests	(6)	(96)	94	(135)
Total comprehensive income attributable to OpenText	$63,083	$25,013	$183,511	$976,493
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income for the period	$180,407	$979,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	339,252	242,644
Share-based compensation expense	20,473	22,373
Excess tax (benefits) expense on share-based compensation expense	—	(1,586)
Pension expense	2,834	2,953
Amortization of debt issuance costs	3,835	3,781
Amortization of deferred charges and credits	3,175	6,438
Loss on sale and write down of property and equipment	489	—
Release of unrealized gain on marketable securities to income	(841)	—
Write off of unamortized debt issuance costs	—	833
Deferred taxes	62,640	(890,244)
Share in net (income) loss of equity investees	503	(6,153)
Other non-cash charges	—	1,033
Changes in operating assets and liabilities:
Accounts receivable	(55,698)	(37,095)
Prepaid expenses and other current assets	(10,535)	(6,234)
Income taxes and deferred charges and credits	(22,068)	1,570
Accounts payable and accrued liabilities	(92,278)	16,521
Deferred revenue	74,704	6,917
Other assets	(2,466)	(6,635)
Net cash provided by operating activities	504,426	336,773
Cash flows from investing activities:
Additions of property and equipment	(83,038)	(50,071)
Proceeds from maturity of short-term investments	—	9,212
Purchase of Hightail, Inc.	(20,466)	—
Purchase of Guidance Software, Inc., net of cash acquired	(229,275)	—
Purchase of Covisint Corporation, net of cash acquired	(71,279)	—
Purchase of ECD Business	—	(1,622,394)
Purchase of HP Inc. CCM Business	—	(315,000)
Purchase of Recommind, Inc.	—	(170,107)
Purchase consideration for acquisitions completed prior to Fiscal 2017	—	(7,146)
Other investing activities	(11,179)	(3,013)
Net cash used in investing activities	(415,237)	(2,158,519)
Cash flows from financing activities:
Excess tax benefits (expense) on share-based compensation expense	—	1,586
Proceeds from long-term debt and Revolver	200,000	481,875
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	66,064	26,668
Proceeds from issuance of Common Shares under the public Equity Offering	—	604,223
Repayment of long-term debt and Revolver	(105,820)	(5,940)
Debt issuance costs	—	(6,200)
Equity issuance costs	—	(19,472)
Purchase of Treasury Stock	—	(4,245)
Payments of dividends to shareholders	(104,996)	(85,953)
Net cash provided by (used in) financing activities	55,248	992,542
Foreign exchange gain (loss) on cash held in foreign currencies	17,703	(5,553)
Increase (decrease) in cash and cash equivalents during the period	162,140	(834,757)
Cash and cash equivalents at beginning of the period	443,357	1,283,757
Cash and cash equivalents at end of the period	$605,497	$449,000
Supplemental cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2018
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), GXS, Inc. (GXS Korea) and EC1 Pte. Ltd. (GXS Singapore), which as of March 31, 2018, were 70%, 85% and 81% owned, respectively, by OpenText. All inter-company balances and transactions have been eliminated.
Throughout this Quarterly Report on Form 10-Q: (i) the term “Fiscal 2018” means our fiscal year beginning on July 1, 2017 and ending June 30, 2018; (ii) the term “Fiscal 2017” means our fiscal year beginning on July 1, 2016 and ended June 30, 2017; (iii) the term “Fiscal 2016” means our fiscal year beginning on July 1, 2015 and ended June 30, 2016; (iv) the term "Fiscal 2015" means our fiscal year beginning on July 1, 2014 and ended June 30, 2015; (v) the term "Fiscal 2014" means our fiscal year beginning on July 1, 2013 and ended June 30, 2014; (vi) the term "Fiscal 2013" means our fiscal year beginning July 1, 2012 and ended June 30, 2013; and (vii) the term "Fiscal 2012" means our fiscal year beginning July 1, 2011 and ended June 30, 2012.
These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Covisint Corporation (Covisint), with effect from July 26, 2017, Guidance Software, Inc. (Guidance), with effect from September 14, 2017, and Hightail, Inc. (Hightail), with effect from February 14, 2018 (see note 18 "Acquisitions").
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) testing of goodwill for impairment, (iii) the valuation of acquired intangible assets, (iv) the valuation of long-lived assets, (v) the recognition of contingencies, (vi) restructuring accruals, (vii) acquisition accruals and pre-acquisition contingencies, (viii) the realization of investment tax credits, (ix) the valuation of stock options granted and obligations related to share-based payments, including the valuation of our long-term incentive plans, (x) the valuation of pension assets and obligations, and (xi) accounting for income taxes. Beginning in the second quarter of Fiscal 2018, our income tax estimates were impacted by an Act to provide for the reconciliation pursuant to titles II and IV of the concurrent resolution on the budget for fiscal year 2018, informally titled the Tax Cuts and Jobs Act, which was enacted in the United States on December 22, 2017. The Company has recorded a provisional charge and continues to assess the effect of the new law on its consolidated financial statements in accordance with Staff Accounting Bulletin 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). For more details related to this matter, please refer to note 14 "Income Taxes".
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
Revenue Recognition
In May 2014, the FASB issued ASC 606 "Revenue from Contracts with Customers" (Topic 606). Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" (Topic 605) and nearly all other existing revenue recognition guidance under U.S. GAAP. The core principal of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services and permits the use of the retrospective or cumulative effect transition method. Topic 606 identifies five steps to be followed to achieve its core principal, which include (i) identifying contract(s) with customers, (ii) identifying performance obligations in the contract(s), (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract(s) and (v) recognizing revenue when (or as) the entity satisfies a performance obligation.
We will be adopting Topic 606 using the cumulative effect approach when this guidance becomes effective for us, starting in the first quarter of our fiscal year ending June 30, 2019.
While we are continuing to assess all potential impacts of Topic 606, we currently believe the key differences relate to our accounting for implementation services on cloud arrangements, accounting for on premise subscription offerings and costs to obtain a contract.
Implementation Services on Cloud Arrangements
Under Topic 605, fees charged for professional services to implement hosted software within a cloud arrangement are deferred and recognized ratably over the longer of the non-cancellable contract term or the estimated customer life because the activities are not deemed to be a separate element for which stand-alone value exists. Under Topic 606, we expect such professional services revenues to be more variable from period to period, as we will be required to accelerate the recognition of revenues allocated to the implementation services, based on the stand alone selling price that meet the criteria of being distinct and recognize them as the services are provided to the customer. Any implementation services that do not meet the criteria of being distinct will be deferred and amortized over the contract term. Costs relating to distinct implementation services will be expensed as they are incurred.
On Premise Subscription Arrangements
Under Topic 605, revenue attributable to on premise subscription arrangements is recognized under “Cloud Services and Subscriptions revenue” and is recognized ratably over the term of the arrangement because Vendor Specific Objective Evidence (VSOE) does not exist for the undelivered maintenance and support element of the arrangement, as it is not sold separately. Under Topic 606, the requirement to have VSOE for undelivered elements to enable the separation of the delivered software licenses from the on-going customer support and maintenance services is eliminated. Accordingly, we expect the adoption of Topic 606 will result in a change in our recording of on premise subscription revenues from “Cloud Services and Subscriptions revenues” to “License” and “Customer Support” revenues in our Consolidated Statements of Income. Further, we expect to accelerate the recognition of a portion of the transaction price at the outset of the arrangement (upon delivery) as “License revenue”, using the residual approach for estimating stand-alone selling price. Over the course of the service period, “Customer Support revenues” will be recognized based on the stand-alone selling price for those services.
Costs to obtain a contract
The accounting for the recognition of costs related to obtaining customer contracts under Topic 606 is not significantly different from our current policy to defer commissions, although there will be certain modifications to reflect the changes in the pattern and timing of recognition of certain arrangements as discussed above.
We will be evaluating revenue contracts that were in effect on the adoption date as if they had been accounted for under Topic 606 from contract inception. As a result, certain revenue that would have been recognized in future periods under Topic 605 will now be accounted for and disclosed under Topic 606 as though the revenue had already been recognized in prior periods, resulting in us having to make a cumulative effect adjustment to our retained earnings in the first period of adoption.
We are still in the process of reviewing these adjustments, finalizing our assessment and quantifying the impacts of Topic 606 and the methodology of estimating standalone selling price for certain of the separately identified performance obligations under the new revenue recognition standard. Certain contracts are complex, and actual determination of revenue recognition under both existing and new guidance is dependent on contract-specific terms, which may cause variability in the timing and quantum of revenue recognized.
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
ASUs adopted in Fiscal 2018
During Fiscal 2018 we adopted the following ASU, which did not have a material impact to our reported financial position, results of operations or cash flows:

•	ASU 2016-09 "Compensation-Stock Compensation (Topic 718)"
NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2017	$6,319
Bad debt expense	6,561
Write-off /adjustments	(3,873)
Balance as of March 31, 2018	$9,007
Included in accounts receivable are unbilled receivables in the amount of $58.2 million as of March 31, 2018 (June 30, 2017—$46.2 million).
NOTE 4—PROPERTY AND EQUIPMENT

	As of March 31, 2018
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$30,433	$(16,501)	$13,932
Office equipment	1,445	(716)	729
Computer hardware	198,432	(126,397)	72,035
Computer software	82,791	(44,767)	38,024
Capitalized software development costs	77,592	(38,163)	39,429
Leasehold improvements	113,171	(49,824)	63,347
Land and buildings	48,484	(11,121)	37,363
Total	$552,348	$(287,489)	$264,859

	As of June 30, 2017
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$23,026	$(14,879)	$8,147
Office equipment	1,245	(597)	648
Computer hardware	164,268	(104,572)	59,696
Computer software	72,835	(33,862)	38,973
Capitalized software development costs	67,092	(28,430)	38,662
Leasehold improvements	81,564	(38,642)	42,922
Land and buildings	48,431	(10,061)	38,370
Total	$458,461	$(231,043)	$227,418

NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2017:

Balance as of June 30, 2017	$3,416,749
Acquisition of Hightail (note 18)	7,127
Acquisition of Guidance (note 18)	130,334
Acquisition of Covisint (note 18)	26,905
Adjustments relating to acquisitions prior to Fiscal 2018 that had open measurement periods (note 18)	(1,458)
Adjustments on account of foreign exchange	12,941
Balance as of March 31, 2018	$3,592,598
NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2018
	Cost	Accumulated Amortization	Net
Technology assets	$985,226	$(392,297)	$592,929
Customer assets	1,348,510	(550,026)	798,484
Total	$2,333,736	$(942,323)	$1,391,413

	As of June 30, 2017
	Cost	Accumulated Amortization	Net
Technology assets	$930,841	$(272,872)	$657,969
Customer assets	1,230,806	(416,233)	814,573
Total	$2,161,647	$(689,105)	$1,472,542
The above balances as of March 31, 2018 have been reduced to reflect the impact of intangible assets relating to acquisitions where the gross cost has become fully amortized during the nine months ended March 31, 2018. The impact of this resulted in a reduction of $19.0 million related to Technology assets and $3.0 million related to Customer assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2018 (three months ended June 30)	$94,776
2019	352,401
2020	280,888
2021	190,763
2022	177,208
2023 and beyond	295,377
Total	$1,391,413

NOTE 7—OTHER ASSETS

	As of March 31, 2018	As of June 30, 2017
Deposits and restricted cash	$11,479	$15,821
Deferred implementation costs	28,916	28,833
Investments	36,776	27,886
Marketable securities	—	3,023
Long-term prepaid expenses and other long-term assets	22,561	18,200
Total	$99,732	$93,763
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
Investments relate to certain non-marketable equity securities in which we are a limited partner. Our interest, individually, in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments is recorded as a component of other income (expense), net in our Condensed Consolidated Statements of Income. During the three and nine months ended March 31, 2018, our share of income (loss) from these investments was $(0.3) million and $(0.5) million, respectively (three and nine months ended March 31, 2017—$0.2 million and $6.2 million, respectively).
Marketable securities are classified as available for sale securities and are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains and losses reported as a separate component of Accumulated other comprehensive income. We did not hold any marketable securities as of March 31, 2018.
Long-term prepaid expenses and other long-term assets includes advance payments on long-term licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.
NOTE 8—DEFERRED CHARGES AND CREDITS
Deferred charges and credits relate to cash taxes payable and the elimination of deferred tax balances relating to legal entity consolidations completed as part of internal reorganizations of our international subsidiaries. Deferred charges and credits are amortized to income tax expense over periods of 6 to 15 years.
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2018	As of June 30, 2017
Accounts payable—trade	$39,283	$43,699
Accrued salaries and commissions	103,245	121,958
Accrued liabilities	118,628	135,512
Accrued interest on Senior Notes	26,021	24,787
Amounts payable in respect of restructuring and other Special charges	5,000	13,728
Asset retirement obligations	2,988	2,436
Total	$295,165	$342,120

Long-term accrued liabilities

	As of March 31, 2018	As of June 30, 2017
Amounts payable in respect of restructuring and other Special charges	$2,124	$2,686
Other accrued liabilities*	37,164	36,702
Asset retirement obligations	13,400	10,950
Total	$52,688	$50,338
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of March 31, 2018, the present value of this obligation was $16.4 million (June 30, 2017—$13.4 million), with an undiscounted value of $18.5 million (June 30, 2017—$15.0 million).
NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of March 31, 2018	As of June 30, 2017
Total debt
Senior Notes 2026	$850,000	$850,000
Senior Notes 2023	800,000	800,000
Term Loan B	766,300	772,120
Revolver	275,000	175,000
Total principal payments due	2,691,300	2,597,120

Premium on Senior Notes 2026	6,164	6,597
Debt issuance costs	(29,382)	(33,900)
Total amount outstanding	2,668,082	2,569,817

Less:
Current portion of long-term debt
Term Loan B	7,760	7,760
Revolver	275,000	175,000
Total current portion of long-term debt	282,760	182,760

Non-current portion of long-term debt	$2,385,322	$2,387,057
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
For the three and nine months ended March 31, 2018, we recorded interest expense of $12.5 million and $37.5 million, respectively, relating to Senior Notes 2026 (three and nine months ended March 31, 2017—$12.5 million and $30.7 million, respectively).
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
For the three and nine months ended March 31, 2018, we recorded interest expense of $11.2 million and $33.7 million, respectively, relating to Senior Notes 2023 (three and nine months ended March 31, 2017—$11.2 million and $33.7 million, respectively).
Term Loan B
We entered into a $800 million term loan facility (Term Loan B) and borrowed the full amount on January 16, 2014. Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver (defined below).
Term Loan B has a seven year term and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 2.0% plus LIBOR. As of March 31, 2018, the outstanding balance on the Term Loan B bears an interest rate of approximately 3.65%.
For the three and nine months ended March 31, 2018, we recorded interest expense of $6.9 million and $19.7 million, respectively, relating to Term Loan B (three and nine months ended March 31, 2017—$6.0 million and $19.0 million, respectively).
Revolver
We currently have a $450 million committed revolving credit facility (the Revolver) which matures on May 5, 2022. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of March 31, 2018, the outstanding balance on the Revolver bears a weighted average interest rate of approximately 3.55%.
During the three and nine months ended March 31, 2018, we drew down nil and $200 million, respectively, from the Revolver partially to finance acquisitions (three and nine months ended March 31, 2017—$225 million, respectively).
During the three and nine months ended March 31, 2018, we repaid $100 million, respectively (three and nine months ended March 31, 2017—nil, respectively). As of March 31, 2018 we have an outstanding balance on the Revolver of $275 million.
For the three and nine months ended March 31, 2018, we recorded interest expense of $2.7 million and $7.3 million, respectively, relating to amounts drawn on the Revolver (three and nine months ended March 31, 2017—$1.3 million, respectively).
Debt Issuance Costs and Premium on Senior Notes
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our credit facilities and issuing our Senior Notes and are being amortized over the respective terms of the Senior Notes and Term Loan B using the effective interest method and the Revolver using the straight-line method.
The premium on Senior Notes 2026 represents the excess of the proceeds received over the face value of Senior Notes 2026. This premium is amortized as a reduction to interest expense over the term of Senior Notes 2026 using the effective interest method.

NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP) and other plans as of March 31, 2018 and June 30, 2017:

	As of March 31, 2018
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$31,700	$688	$31,012
GXS Germany defined benefit plan	25,873	1,035	24,838
GXS Philippines defined benefit plan	3,801	102	3,699
Other plans	3,624	177	3,447
Total	$64,998	$2,002	$62,996

	As of June 30, 2017
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$28,881	$583	$28,298
GXS Germany defined benefit plan	23,730	926	22,804
GXS Philippines defined benefit plan	4,495	81	4,414
Other plans	3,256	145	3,111
Total	$60,362	$1,735	$58,627
* The current portion of the benefit obligation has been included within "Accrued salaries and commissions", all within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets (see note 9 "Accounts Payable and Accrued Liabilities").
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT pension plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of March 31, 2018, there is approximately $0.1 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2018.
GXS Germany Plan
As part of our acquisition of GXS Group, Inc. (GXS) in Fiscal 2014, we assumed an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of March 31, 2018, there is approximately $19 thousand in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2018.
GXS Philippines Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of approximately $32 thousand as of March 31, 2018, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of March 31, 2018, there is approximately $59 thousand in accumulated other comprehensive income related to the GXS PHP plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2018.
The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of March 31, 2018				As of June 30, 2017
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of period	$28,881	$23,730	$4,495	$57,106	$29,450	$24,729	$7,341	$61,520
Service cost	379	357	657	1,393	467	395	1,051	1,913
Interest cost	459	370	176	1,005	456	377	226	1,059
Benefits paid	(428)	(736)	(82)	(1,246)	(469)	(807)	(53)	(1,329)
Actuarial (gain) loss	(327)	(96)	(1,269)	(1,692)	(1,708)	(1,548)	(3,728)	(6,984)
Foreign exchange (gain) loss	2,736	2,248	(176)	4,808	685	584	(342)	927
Benefit obligation—end of period	31,700	25,873	3,801	61,374	28,881	23,730	4,495	57,106
Less: Current portion	(688)	(1,035)	(102)	(1,825)	(583)	(926)	(81)	(1,590)
Non-current portion of benefit obligation	$31,012	$24,838	$3,699	$59,549	$28,298	$22,804	$4,414	$55,516

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended March 31,
	2018				2017
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$130	$123	$210	$463	$115	$97	$196	$408
Interest cost	158	127	62	347	113	93	51	257
Amortization of actuarial (gains) and losses	141	19	(59)	101	155	42	(12)	185
Net pension expense	$429	$269	$213	$911	$383	$232	$235	$850

	Nine Months Ended March 31,
	2018				2017
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$379	$357	$657	$1,393	$347	$292	$838	$1,477
Interest cost	459	370	176	1,005	339	279	172	790
Amortization of actuarial (gains) and losses	409	55	(182)	282	465	125	(36)	554
Net pension expense	$1,247	$782	$651	$2,680	$1,151	$696	$974	$2,821

In determining the fair value of the pension plan benefit obligations as of March 31, 2018 and June 30, 2017, respectively, we used the following weighted-average key assumptions:

	As of March 31, 2018			As of June 30, 2017
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.00%	2.00%	6.20%	2.00%	2.00%	6.20%
Pension increases	1.75%	2.00%	N/A	1.75%	2.00%	N/A
Discount rate	2.05%	2.05%	7.00%	2.00%	2.00%	5.00%
Normal retirement age	65	65-67	60	65	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	12.19%	—%	—%	12.19%
to age 25	—%	—%	16.58%	—%	—%	16.58%
to age 30	1.00%	—%	13.97%	1.00%	—%	13.97%
to age 35	0.50%	—%	10.77%	0.50%	—%	10.77%
to age 40	—%	—%	7.39%	—%	—%	7.39%
to age 45	0.50%	—%	3.28%	0.50%	—%	3.28%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%
Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2018 (three months ended June 30)	$159	$253	$25
2019	706	1,042	115
2020	760	1,050	154
2021	858	1,095	194
2022	945	1,106	297
2023 to 2027	5,912	5,895	2,056
Total	$9,340	$10,441	$2,841
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
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three and nine months ended March 31, 2018, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.1320 and $0.3960, respectively, per Common Share in the aggregate amount of $35.2 million and $105.0 million, respectively, which we paid during the same period.
For the three and nine months ended March 31, 2017, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.1150 and $0.3450, respectively, per Common Share in the aggregate amount of $30.3 million and $86.0 million, respectively.

Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
Repurchase
During the three and nine months ended March 31, 2018, we did not repurchase any of our Common Shares for potential reissuance under our Long-Term Incentive Plans (LTIP) or other plans (three and nine months ended March 31, 2017—123,785 Common Shares, respectively, in the amount of $4.2 million, respectively). See below for more details on our various plans.
From time to time we may provide funds to an independent agent to facilitate repurchases of our Common Shares in connection with the settlement of awards under the LTIP or other plans.
Reissuance
During the three and nine months ended March 31, 2018, we reissued 20,000 and 407,443 Common Shares, respectively, from treasury stock (three and nine months ended March 31, 2017—44,000 and 393,922 Common Shares, respectively), in connection with the settlement of awards.
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Stock options	$983	$2,365	$7,014	$9,040
Performance Share Units (issued under LTIP)	751	926	2,723	2,754
Restricted Share Units (issued under LTIP)	1,588	1,573	4,987	4,940
Restricted Share Units (other)	146	534	823	2,029
Deferred Share Units (directors)	701	558	2,193	1,899
Employee Share Purchase Plan	911	705	2,733	1,711
Total share-based compensation expense	$5,080	$6,661	$20,473	$22,373
Summary of Outstanding Stock Options
As of March 31, 2018, an aggregate of 6,846,680 options to purchase Common Shares were outstanding and an additional 11,311,338 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the nine months ended March 31, 2018 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2017	8,977,830	$24.57
Granted	848,830	34.55
Exercised	(2,683,814)	18.68
Forfeited or expired	(296,166)	30.48
Outstanding at March 31, 2018	6,846,680	$27.86	4.48	$47,591
Exercisable at March 31, 2018	2,303,668	$23.91	3.22	$25,095

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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Weighted–average fair value of options granted	$8.14	$7.32	$7.48	$6.86
Weighted-average assumptions used:
Expected volatility	26.95%	27.64%	27.10%	28.61%
Risk–free interest rate	2.44%	1.70%	1.83%	1.32%
Expected dividend yield	1.45%	1.37%	1.45%	1.42%
Expected life (in years)	4.33	4.34	4.42	4.33
Forfeiture rate (based on historical rates)	6%	5%	6%	5%
Average exercise share price	$36.50	$33.48	$34.55	$31.34
As of March 31, 2018, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $18.5 million, which will be recognized over a weighted-average period of approximately 2.4 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and nine months ended March 31, 2018, cash in the amount of $30.5 million and $50.1 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and nine months ended March 31, 2018 from the exercise of options eligible for a tax deduction was $0.6 million and $0.9 million, respectively.
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
As of March 31, 2018, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $15.2 million, which is expected to be recognized over a weighted average period of 1.9 years.
Restricted Share Units (RSUs)
During the three and nine months ended March 31, 2018, we granted nil and 4,464 RSUs, respectively, to employees in accordance with employment and other agreements (three and nine months ended March 31, 2017—nil and 7,800 RSUs, respectively). The RSUs vest over a specified contract date, typically three years from the respective date of grants. We expect to settle the awards in stock.
During the three and nine months ended March 31, 2018, we issued 20,000 and 94,792 Common Shares, respectively, from treasury stock, with a cost of $0.4 million and $2.0 million, respectively, in connection with the settlement of these vested RSUs (three and nine months ended March 31, 2017—44,000 and 54,000 Common Shares, respectively, with a cost of $1.0 million and $1.1 million, respectively).
Deferred Stock Units (DSUs)
During the three and nine months ended March 31, 2018, we granted 3,037 and 83,846 DSUs, respectively, to certain non-employee directors (three and nine months ended March 31, 2017—2,302 and 77,998 DSUs, respectively). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
Employee Share Purchase Plan (ESPP)
Our ESPP offers employees a purchase price discount of 15%.
During the three and nine months ended March 31, 2018, 201,726 and 540,343 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and nine months ended March 31, 2017—129,579 and 349,435 Common Shares, respectively).
During the three and nine months ended March 31, 2018, cash in the amount of approximately $5.8 million and $15.9 million, respectively, was received from employees relating to the ESPP (three and nine months ended March 31, 2017—$3.8 million and $10.0 million, respectively).

NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2018— June 30, 2018	July 1, 2018— June 30, 2020	July 1, 2020— June 30, 2022	July 1, 2022 and beyond
Long-term debt obligations (1)	$3,424,525	$186,654	$389,329	$953,792	$1,894,750
Operating lease obligations (2)	397,539	20,530	140,044	105,496	131,469
Purchase obligations	17,867	2,622	14,439	806	—
	$3,839,931	$209,806	$543,812	$1,060,094	$2,026,219
(1) Includes interest up to maturity and principal payments. We currently have borrowings outstanding under the Revolver ($275 million as of March 31, 2018), which we expect to repay within the next 12 months. Please see note 10 "Long-Term Debt" for more details.
(2) Net of $8.6 million of sublease income to be received from properties which we have subleased to third parties.
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
As part of these examinations, which remain ongoing, on July 17, 2015 we received from the IRS an initial Notice of Proposed Adjustment (NOPA) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received, including because the IRS may assign a higher value to our intellectual property). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of March 31, 2018, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $605 million, inclusive of U.S. federal and state taxes, penalties and interest. The increase from the initially disclosed estimated aggregate liability is solely due to an estimate of interest that has accrued.
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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries. The CRA has issued a notice of reassessment for Fiscal 2012 that would, as drafted, increase our taxable income for that year by approximately $90 million (offset by the tax attributes referred to below) and apply a penalty of approximately 10%. We strongly disagree with the CRA position and believe the reassessment of Fiscal 2012 (including penalties) is without merit. We will continue to vigorously contest both the proposed adjustments to our taxable income and the penalty assessment. We have filed a notice of objection and will also seek competent authority consideration under applicable international treaties in respect of this reassessment. As of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of this reassessment in our Condensed Consolidated Financial Statements.
Even if we are unsuccessful in challenging the CRA’s reassessment to increase our taxable income for Fiscal 2012, we have elective deductions available in Fiscal 2012 that would offset such increased amount so that no additional cash tax would be payable for Fiscal 2012, exclusive of any proposed penalties. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability in respect of our international transactions, including the transfer pricing methodology applied to them. The CRA is currently auditing Fiscal 2013, Fiscal 2014 and Fiscal 2015, and has proposed to reassess Fiscal 2013 in a manner consistent with the reassessment of Fiscal 2012. We are in ongoing discussions with the CRA and continue to vigorously contest the CRA's audit position.
GXS Brazil Matter
As part of our acquisition of GXS, we inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim. During the first quarter of Fiscal 2018 the courts ruled in favour of the municipality of São Paulo. The Company decided not to pursue further appeal. On October 1, 2017, the Company reached a settlement with the municipality and paid $1.4 million.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $1.8 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
We recognize interest expense and penalties related to income tax matters in income tax expense.
For the three and nine months ended March 31, 2018 and 2017, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Interest expense	$18	$1,673	$3,915	$4,456
Penalties expense (recoveries)	453	6	(90)	(318)
Total	$471	$1,679	$3,825	$4,138
The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of March 31, 2018	As of June 30, 2017
Interest expense accrued *	$52,094	$47,402
Penalties accrued *	$2,325	$2,160
* These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of March 31, 2018, could decrease tax expense in the next 12 months by $7.5 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2009 for Germany, 2010 for the United States, 2011 for Luxembourg, and 2012 for Canada.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, France, Germany, India, Malaysia, and the United Kingdom. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States and Canada audits are included in note 13 "Guarantees and Contingencies".
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
As at March 31, 2018, we have provided $28.3 million (June 30, 2017—$22.1 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
The effective tax rate decreased to a provision of 25.5% for the three months ended March 31, 2018, from a provision of 37.9% for the three months ended March 31, 2017. Tax expense increased by $6.9 million, primarily due to (i) the impact of changes in US tax legislation in Fiscal 2018 resulting in a provisional expense of $4.7 million (see below), (ii) an increase of $8.2 million on account of the Company having higher income before taxes, including the impact of foreign tax rates, and (iii) an increase of $1.4 million relating to differences in tax filings from provisions, offset by (i) a decrease of $5.7 million resulting from the net impact of reversals and accruals of reserves, and (ii) a decrease of $1.2 million relating to a decrease in amortization of deferred charges. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate increased to a provision of 35.8% for the nine months ended March 31, 2018, compared to a recovery of 496.3% for the nine months ended March 31, 2017. The increase in tax expense of $916.0 million was primarily due to (i) a significant tax benefit of $876.1 million resulting from the Fiscal 2017 internal reorganization as described below which did not reoccur in Fiscal 2018, (ii) the impact of changes in US tax legislation in Fiscal 2018 resulting in a provisional charge of $20.0 million (see below), and (iii) an increase of $25.3 million on account of the Company having higher income before taxes, including the impact of foreign tax rates, offset by (i) a decrease of $0.5 million resulting from the net impact of reversals and accruals of reserves, (ii) a decrease of $1.2 million relating to differences in tax filings from provisions, and (iii) a decrease of $3.3 million relating to a decrease in amortization of deferred charges. The remainder of the difference was due to normal course movements and non-material items.
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
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed the existing US tax laws, including a reduction in the federal corporate tax rate from 35% to 21%, and the transition of US international taxation from a worldwide tax system to a territorial tax system. As a result of the enactment of the legislation, the Company incurred a provisional one-time tax expense of $4.7 million for the three months ended March 31, 2018 and $20.0 million for the nine months ended March 31, 2018, respectively, primarily related to the transition tax on accumulated foreign earnings and the re-measurement of certain deferred tax assets and liabilities. The portion of this anticipated increase to tax expense attributable to the transition tax is payable over a period of up to eight years. The impact of the $20.0 million adjustment resulting from the US legislation on the effective tax rate is an increase of 6.0% for the three months ended March 31, 2018 and an increase of 7.1% for the nine months ended March 31, 2018.
The $20.0 million is a provisional amount in respect of rate change, Alternative Minimum Tax (AMT), and foreign earnings in accordance with Staff Accounting Bulletin 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). The finalization of the provisional one-time amount is pending finalization of the re-assessment of the timing of reversals of certain deferred tax assets and liabilities and additional considerations related to undistributed foreign earnings and evaluating whether any portion of our existing AMT credit carryforwards are not expected to be refundable as a result of the repeal of corporate AMT. Additional information such as final Fiscal 2018 income and detailed earnings and profits calculations for foreign subsidiaries may result in changes to the provisional amount during the SAB 118 measurement period.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2018 and June 30, 2017:

	March 31, 2018				June 30, 2017
		Fair Market Measurements using:				Fair Market Measurements using:
	March 31, 2018	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2017	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Marketable securities	N/A	N/A	N/A	N/A	$3,023	N/A	$3,023	N/A
Derivative financial instrument asset (note 16)	—	N/A	—	N/A	1,174	N/A	1,174	N/A
	$—	N/A	$—	N/A	$4,197	N/A	$4,197	N/A

Financial Liabilities:
Derivative financial instrument liability (note 16)	$(618)	N/A	$(618)	N/A	$—	N/A	$—	N/A
	$(618)	N/A	$(618)	N/A	$—	N/A	$—	N/A
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended March 31, 2018 and 2017, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended March 31, 2018 and 2017, no indications of impairment were identified and therefore no fair value measurements were required.
Marketable Securities
Marketable securities are classified as available for sale securities and are recorded within "Other assets" on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated other comprehensive income. We did not hold any marketable securities as of March 31, 2018.

A summary of our marketable securities outstanding as of March 31, 2018 and June 30, 2017 is as follows:

	As of March 31, 2018				As of June 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Marketable securities	N/A	N/A	N/A	N/A	$2,406	$617	$—	$3,023
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of March 31, 2018, is recorded within "Accounts payable and accrued liabilities”.
As of March 31, 2018, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $47.3 million (June 30, 2017—$39.0 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 15 "Fair Value Measurement")

		As of March 31, 2018	As of June 30, 2017
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$(618)	$1,174

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three and Nine Months Ended March 31, 2018
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018		Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018		Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
Foreign currency forward contracts	$(1,273)	$247	Operating expenses	$423	$2,039	N/A	$—	$—

Three and Nine Months Ended March 31, 2017
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31, 2017	Nine Months Ended March 31, 2017		Three Months Ended March 31, 2017	Nine Months Ended March 31, 2017		Three Months Ended March 31, 2017	Nine Months Ended March 31, 2017
Foreign currency forward contracts	$473	$(960)	Operating expenses	$(54)	$92	N/A	$—	$—
NOTE 17—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Fiscal 2018 Restructuring Plan	$553	$—	$8,907	$—
Fiscal 2017 Restructuring Plan	525	18,888	3,947	20,744
Restructuring Plans prior to Fiscal 2017 Restructuring Plan	4	(68)	260	(1,872)
Acquisition-related costs	1,172	4,639	4,625	15,305
Other charges (recoveries)	390	(2,873)	3,651	9,980
Total	$2,644	$20,586	$21,390	$44,157
Fiscal 2018 Restructuring Plan
During Fiscal 2018 and in the context of our acquisitions of Covisint, Guidance and subsequently Hightail (each defined below), we began to implement restructuring activities to streamline our operations (collectively referred to as the Fiscal 2018 Restructuring Plan). The Fiscal 2018 Restructuring Plan charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.

As of March 31, 2018, we expect total costs to be incurred in conjunction with the Fiscal 2018 Restructuring Plan to be approximately $12.0 million, of which $8.9 million has already been recorded within "Special charges (recoveries)" to date.
A reconciliation of the beginning and ending liability for the nine months ended March 31, 2018 is shown below.

Fiscal 2018 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2017	$—	$—	$—
Accruals and adjustments	7,977	930	8,907
Cash payments	(8,637)	(187)	(8,824)
Foreign exchange and other non-cash adjustments	912	(85)	827
Balance payable as at March 31, 2018	$252	$658	$910
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
As of March 31, 2018, we expect total costs to be incurred in conjunction with the Fiscal 2017 Restructuring Plan to be approximately $45.0 million, of which $37.5 million has already been recorded within "Special charges (recoveries)" to date.
A reconciliation of the beginning and ending liability for the nine months ended March 31, 2018 is shown below.

Fiscal 2017 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2017	$10,045	$1,369	$11,414
Accruals and adjustments	3,371	576	3,947
Cash payments	(12,068)	(1,312)	(13,380)
Foreign exchange and other non-cash adjustments	590	(19)	571
Balance payable as at March 31, 2018	$1,938	$614	$2,552
Acquisition-related costs
Included within "Special charges (recoveries)" for the three and nine months ended March 31, 2018 are costs incurred directly in relation to acquisitions in the amount of $1.2 million and $4.6 million, respectively (three and nine months ended March 31, 2017—$4.6 million and $15.3 million, respectively).
Other charges (recoveries)
ERP Implementation Costs
During Fiscal 2018, we implemented a broad enterprise resource planning (ERP) system.
For the three and nine months ended March 31, 2018, we recorded charges of nil and $3.5 million, respectively, relating to the implementation of this project (three and nine months ended March 31, 2017—$2.6 million and $7.3 million, respectively).
Other charges (recoveries)
For the three months ended March 31, 2018, "Other charges" include $1.7 million relating to system implementation costs and $0.9 million relating to other miscellaneous charges. These charges were partially offset by a recovery of $2.2 million relating to certain pre-acquisition sales and use tax liabilities becoming statute barred.
For the nine months ended March 31, 2018, "Other charges" include $1.7 million relating to system implementation costs and $3.0 million relating to miscellaneous other charges. These charges were partially offset by (i) $2.3 million relating to certain pre-acquisition sales and use tax liabilities that were recovered outside of the acquisition's one year measurement period and (ii) $2.2 million relating to certain pre-acquisition sales and use tax liabilities becoming statute barred.

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
NOTE 18—ACQUISITIONS
Fiscal 2018 Acquisitions
Acquisition of Hightail, Inc.
On February 14, 2018, we acquired all of the equity interest in Hightail, a leading cloud service provider for file sharing and creative collaboration, for approximately $20.5 million. In accordance with ASC Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination. We believe this acquisition complements and extends our Enterprise Information Management (EIM) portfolio.
The results of operations of this acquisition have been consolidated with those of OpenText beginning February 14, 2018.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of February 14, 2018, are set forth below:

Current assets	$1,327
Non-current tangible assets	1,265
Intangible customer assets	12,900
Intangible technology assets	4,200
Liabilities assumed	(6,353)
Total identifiable net assets	13,339
Goodwill	7,127
Net assets acquired	$20,466
The goodwill of $7.1 million is primarily attributable to the synergies expected to arise after the acquisition. No portion of this goodwill is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of $5.2 million, which represents our estimate of the fair value of the contractual obligations assumed based on a preliminary valuation. In arriving at this fair value, we reduced the acquired company’s original carrying value by $2.0 million.
The fair value of current assets acquired includes accounts receivable with a fair value of $0.7 million. The gross amount receivable was $0.8 million of which $0.1 million of this receivable is expected to be uncollectible.
Acquisition-related costs for Hightail included in "Special charges (recoveries)" in the Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2018 was $0.5 million, respectively.
The acquisition had no significant impact on revenues and net earnings for the three and nine months ended March 31, 2018 since the date of acquisition.
Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations.
The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for assets acquired and liabilities assumed, including tax balances. We expect to finalize this determination on or before December 31, 2018.

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
* Inclusive of $2.3 million accrued for but unpaid as of March 31, 2018. See "Appraisal Proceedings" below for more information.

Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of September 14, 2017, are set forth below:

Current assets (inclusive of cash acquired of $5.7 million)	$25,253
Non-current tangible assets	10,540
Intangible customer assets	71,230
Intangible technology assets	51,851
Liabilities assumed	(48,670)
Total identifiable net assets	110,204
Goodwill	130,334
Net assets acquired	$240,538
The goodwill of $130.3 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $1.9 million is expected to be deductible for tax purposes.
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
An amount of $0.8 million, representing the mark to market gain on the shares we held in Guidance prior to the acquisition, was recorded to "Other income" in our Condensed Consolidated Statements of Income for the nine months ended March 31, 2018.
Acquisition-related costs for Guidance included in "Special charges (recoveries)" in the Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2018 were $0.4 million and $2.7 million, respectively.
The acquisition had no significant impact on revenues and net earnings for the three and nine months ended March 31, 2018 since the date of acquisition.
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
Acquisition-related costs for Covisint included in "Special charges (recoveries)" in the Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2018 were nil and $0.9 million, respectively.
The acquisition had no significant impact on revenues and net earnings for the three and nine months ended March 31, 2018 since the date of acquisition.
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
Included in total identifiable net assets is acquired deferred revenue with a fair value of $163.8 million, which represents our estimate of the fair value of the contractual obligations assumed. In arriving at this fair value, we reduced the acquired company’s original carrying value by $52.0 million.
Further, included within total identifiable net assets are also certain contract assets which represent revenue earned by the ECD Business on long-term projects for which billings had not yet occurred as of January 23, 2017. As these long-term projects have now been inherited by OpenText, we are responsible for billing and collecting cash on these projects at the appropriate time, yet we do not and will not recognize revenue for these billings. The fair value assigned to these contract assets as of January 23, 2017 was $8.4 million.
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
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Cash paid during the period for interest	$32,489	$29,889	$97,353	$83,474
Cash received during the period for interest	$332	$1,164	$873	$2,634
Cash paid during the period for income taxes	$23,654	$21,146	$52,488	$60,828

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Basic earnings per share
Net income attributable to OpenText	$58,794	$21,616	$180,501	$979,522	(1)
Basic earnings per share attributable to OpenText	$0.22	$0.08	$0.68	$3.91
Diluted earnings per share
Net income attributable to OpenText	$58,794	$21,616	$180,501	$979,522	(1)
Diluted earnings per share attributable to OpenText	$0.22	$0.08	$0.68	$3.88
Weighted-average number of shares outstanding
Basic	266,572	263,329	265,619	250,538
Effect of dilutive securities	1,192	2,111	1,335	1,931
Diluted	267,764	265,440	266,954	252,469
Excluded as anti-dilutive(2)	2,102	1,117	2,690	1,577
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
During the nine months ended March 31, 2018, Mr. Stephen Sadler, a director, earned $0.8 million (nine months ended March 31, 2017—$0.8 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 22—SUBSEQUENT EVENT
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on May 8, 2018, a dividend of $0.1518 per Common Share. The record date for this dividend is June 8, 2018 and the payment date is June 29, 2018. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.

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
In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. The forward-looking statements contained in this report are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general economic and market conditions, currency exchange rates, and interest rates; (iv) equity and debt markets continuing to provide us with access to capital; (v) our continued ability to identify, source and finance attractive and executable business combination opportunities; and (vi) our continued compliance with third party intellectual property rights. Management’s estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (ii) the potential for the incurrence of or assumption of debt in connection with acquisitions and the impact on the ratings or outlooks of rating agencies on our outstanding debt securities; (iii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (iv) the risks associated with bringing new products and services to market; (v) fluctuations in currency exchange rates (including as a result of the impact of Brexit and any policy changes resulting from the new U.S. administration); (vi) delays in the purchasing decisions of the Company’s customers; (vii) the competition the Company faces in its industry and/or marketplace; (viii) the final determination of litigation, tax audits (including tax examinations in the United States, Canada or elsewhere) and other legal proceedings; (ix) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, U.S. or international tax regimes; (x) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xi) the continuous commitment of the Company’s customers; (xii) demand for the Company’s products and services; (xiii) increase in exposure to international business risks (including as a result of the impact of Brexit and any policy changes resulting from the new U.S. administration) as we continue to increase our international operations; (xiv) inability to raise capital at all or on not unfavorable terms in the future; (xv) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xvi) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement including General Data Protection Regulation (GDPR); (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the EIM market; (ix) the Company’s competitive position in the EIM market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the EIM marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security breaches in connection with the Company's offerings and information technology systems generally; and (xiv) failure to attract and retain key personnel to develop and effectively manage the Company's business.
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
All dollar and percentage comparisons made herein generally refer to the three and nine months ended March 31, 2018 compared with the three and nine months ended March 31, 2017, unless otherwise noted.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. We are a multinational company and as of March 31, 2018, employed approximately 12,200 people worldwide.
Our ticker symbol on both the NASDAQ and the TSX is "OTEX".
Quarterly Summary:
During the quarter we saw the following activity:

•	Total revenue was $685.9 million, up 15.6% compared to the same period in the prior fiscal year; up 10.8% after factoring the impact of $28.7 million of foreign exchange rate changes.

•
Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $521.4 million, up 18.3% compared to the same period in the prior fiscal year; up 13.9% after factoring the impact of $19.5 million of foreign exchange rate changes.

•
Cloud services and subscriptions revenue was $209.1 million, up 18.1% compared to the same period in the prior fiscal year; up 15.2% after factoring the impact of $5.1 million of foreign exchange rate changes.

•	License revenue was $84.1 million, down 3.6% compared to the same period in the prior fiscal year; down 8.3% after factoring the impact of $4.2 million of foreign exchange rate changes.

•	GAAP-based EPS, diluted, was $0.22 compared to $0.08 in the same period in the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $0.54 compared to $0.45 in the same period in the prior fiscal year.

•	GAAP-based gross margin was 64.6% compared to 64.5% in the same period in the prior fiscal year.

•	Non-GAAP-based gross margin was 71.6% compared to 71.2% in the same period in the prior fiscal year.

•	GAAP-based operating margin was 14.9% compared to 11.0% in the same period in the prior fiscal year.

•	Non-GAAP-based operating margin was 29.8% compared to 29.1% in the same period in the prior fiscal year.

•	GAAP-based net income attributable to OpenText was $58.8 million compared to $21.6 million in the same period in the prior fiscal year.

•	Non-GAAP-based net income attributable to OpenText was $145.8 million compared to $119.8 million in the same period in the prior fiscal year.

•	Adjusted EBITDA was $227.2 million compared to $189.1 million in the same period in the prior fiscal year.

•	Operating cash flow was $504.4 million for the nine months ended March 31, 2018, up 49.8% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $605.5 million as of March 31, 2018, compared to $443.4 million as of June 30, 2017.
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
Acquisition of Hightail, Inc.
On February 14, 2018, we acquired all of the equity interest in Hightail, Inc. (Hightail), a leading cloud service provider for file sharing and creative collaboration, for approximately $20.5 million. This acquisition complements and extends our EIM portfolio. The results of operations of this acquisition have been consolidated with those of OpenText beginning February 14, 2018.
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
Outlook for remainder of Fiscal 2018
We expect to continue to pursue strategic acquisitions in the future to strengthen our service offerings in the EIM market, and at any time may be in various stages of discussions with respect to such opportunities. We believe we are a value oriented and disciplined acquirer, having efficiently deployed approximately $5.8 billion on acquisitions over the last 10 years. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our growth strategy. During Fiscal 2018, we further demonstrated the implementation of this strategy by acquiring Covisint, Guidance and Hightail, deploying an aggregate of $363.8 million.
While continuing to acquire companies is our leading growth driver, our growth strategy also includes organic growth through internal innovation. This quarter we invested approximately $84 million in research and development (R&D) or approximately 12% of revenue, in line with our target to spend approximately 11% to 13% of revenues for R&D this fiscal year. We believe our ability to leverage our global presence is helpful to our organic growth initiatives.
We have developed an Artificial Intelligence (AI) platform called “OpenText Magellan” (Magellan). Our approach to AI is via an open source code and we believe in making long-term, strategic investments to developing AI. As our enterprise software has historically been focused on managing data and content archives, we believe we are well positioned to turn these archives of data into active “data lakes” and we believe we can develop AI to transform this digital information into useful knowledge and insight for our customers.
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
During the third quarter of Fiscal 2018, there were no significant changes to our critical accounting policies and estimates. However, income tax estimates were impacted by the Tax Cuts and Jobs Act which was enacted in the United States on December 22, 2017. The Company has recorded a provisional charge and continues to assess the effect of the new law on its Condensed Consolidated Financial Statements in accordance with Staff Accounting Bulletin 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). For more details related to this matter, please refer to note 14 "Income Taxes" to our Condensed Consolidated Financial Statements. Furthermore, for a detailed discussion of our critical accounting and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2017.
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

Summary of Results of Operations

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Total Revenues by Product Type:
License	$84,113	$(3,114)	$87,227	$297,588	$51,941	$245,647
Cloud services and subscriptions	209,102	31,993	177,109	611,076	89,219	521,857
Customer support	312,279	48,843	263,436	915,753	222,455	693,298
Professional service and other	80,385	15,027	65,358	236,554	69,853	166,701
Total revenues	685,879	92,749	593,130	2,060,971	433,468	1,627,503
Total Cost of Revenues	242,731	32,242	210,489	706,543	163,668	542,875
Total GAAP-based Gross Profit	443,148	60,507	382,641	1,354,428	269,800	1,084,628
Total GAAP-based Gross Margin %	64.6%		64.5%	65.7%		66.6%
Total GAAP-based Operating Expenses	340,825	23,445	317,380	998,374	160,226	838,148
Total GAAP-based Income from Operations	$102,323	$37,062	$65,261	$356,054	$109,574	$246,480

% Revenues by Product Type:
License	12.3%		14.7%	14.5%		15.1%
Cloud services and subscriptions	30.5%		29.9%	29.6%		32.1%
Customer support	45.5%		44.4%	44.4%		42.6%
Professional service and other	11.7%		11.0%	11.5%		10.2%

Total Cost of Revenues by Product Type:
License	$3,098	$(910)	$4,008	$10,645	$401	$10,244
Cloud services and subscriptions	94,264	17,039	77,225	269,012	48,345	220,667
Customer support	33,820	(622)	34,442	99,805	12,276	87,529
Professional service and other	64,246	8,717	55,529	188,690	51,523	137,167
Amortization of acquired technology-based intangible assets	47,303	8,018	39,285	138,391	51,123	87,268
Total cost of revenues	$242,731	$32,242	$210,489	$706,543	$163,668	$542,875

% GAAP-based Gross Margin by Product Type:
License	96.3%		95.4%	96.4%		95.8%
Cloud services and subscriptions	54.9%		56.4%	56.0%		57.7%
Customer support	89.2%		86.9%	89.1%		87.4%
Professional service and other	20.1%		15.0%	20.2%		17.7%

Total Revenues by Geography:(1)
Americas (2)	$395,453	$51,545	$343,908	$1,191,579	$234,471	$957,108
EMEA (3)	222,565	26,984	195,581	662,403	142,917	519,486
Asia Pacific (4)	67,861	14,220	53,641	206,989	56,080	150,909
Total revenues	$685,879	$92,749	$593,130	$2,060,971	$433,468	$1,627,503

% Revenues by Geography:
Americas (2)	57.7%		58.0%	57.8%		58.8%
EMEA (3)	32.4%		33.0%	32.1%		31.9%
Asia Pacific (4)	9.9%		9.0%	10.1%		9.3%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
GAAP-based gross margin	64.6%	64.5%	65.7%	66.6%
GAAP-based operating margin	14.9%	11.0%	17.3%	15.1%
GAAP-based EPS, diluted	$0.22	$0.08	$0.68	$3.88	(6)
Net income, attributable to OpenText	$58,794	$21,616	$180,501	$979,522	(6)
Non-GAAP-based gross margin (5)	71.6%	71.2%	72.6%	72.2%
Non-GAAP-based operating margin (5)	29.8%	29.1%	32.7%	31.2%
Non-GAAP-based EPS, diluted (5)	$0.54	$0.45	$1.84	$1.42
Adjusted EBITDA (5)	$227,199	$189,079	$737,263	$555,519

(1)	Total revenues by geography are determined based on the location of our end customer.
(2)	Americas consists of countries in North, Central and South America.
(3)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(4)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(5)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
License Revenues:
Americas	$37,984	$(1,263)	$39,247	$139,539	$21,717	$117,822
EMEA	29,971	(8,344)	38,315	110,150	9,517	100,633
Asia Pacific	16,158	6,493	9,665	47,899	20,707	27,192
Total License Revenues	84,113	(3,114)	87,227	297,588	51,941	245,647
Cost of License Revenues	3,098	(910)	4,008	10,645	401	10,244
GAAP-based License Gross Profit	$81,015	$(2,204)	$83,219	$286,943	$51,540	$235,403
GAAP-based License Gross Margin %	96.3%		95.4%	96.4%		95.8%

% License Revenues by Geography:
Americas	45.2%		45.0%	46.9%		48.0%
EMEA	35.6%		43.9%	37.0%		41.0%
Asia Pacific	19.2%		11.1%	16.1%		11.0%
License revenues decreased by $3.1 million during the three months ended March 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $4.2 million. Geographically, the overall decrease was attributable to a decrease in EMEA of $8.3 million and a decrease in Americas of $1.3 million, partially offset by an increase in Asia Pacific of $6.5 million. The number of license deals greater than $0.5 million that closed during the third quarter of Fiscal 2018 was 25 deals, of which 12 deals were greater than $1.0 million, compared to 18 deals in the third quarter of Fiscal 2017, of which 7 deals were greater than $1.0 million. Although we closed more deals during the current period, the average size of such deals was lower than those closed during the same period in the prior fiscal year.

License revenues increased by $51.9 million during the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $9.8 million. Geographically, the overall increase was attributable to an increase in Americas of $21.7 million, an increase in Asia Pacific of $20.7 million and an increase in EMEA of $9.5 million. During the current fiscal year, we have closed 88 license deals greater than $0.5 million, of which 35 deals were greater than $1.0 million. This is compared to 82 deals in the same period in Fiscal 2017, of which 31 deals were greater than $1.0 million. The increase in license deals have contributed to higher license revenues in the current fiscal year.
Cost of license revenues decreased by $0.9 million during the three months ended March 31, 2018, as compared to the same period in the prior fiscal year due to a decrease in royalties payable to third parties. Overall, the gross margin percentage on license revenues remained stable at approximately 96%.
Cost of license revenues increased by $0.4 million during the nine months ended March 31, 2018, as compared to the same period in the prior fiscal year due to an increase in royalties payable to third parties. Overall, the gross margin percentage on license revenues remained stable at approximately 96%.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Cloud Services and Subscriptions:
Americas	$142,246	$21,986	$120,260	$410,960	$56,352	$354,608
EMEA	47,652	8,271	39,381	139,907	23,664	116,243
Asia Pacific	19,204	1,736	17,468	60,209	9,203	51,006
Total Cloud Services and Subscriptions Revenues	209,102	31,993	177,109	611,076	89,219	521,857
Cost of Cloud Services and Subscriptions Revenues	94,264	17,039	77,225	269,012	48,345	220,667
GAAP-based Cloud Services and Subscriptions Gross Profit	$114,838	$14,954	$99,884	$342,064	$40,874	$301,190
GAAP-based Cloud Services and Subscriptions Gross Margin %	54.9%		56.4%	56.0%		57.7%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	68.0%		67.9%	67.3%		68.0%
EMEA	22.8%		22.2%	22.9%		22.3%
Asia Pacific	9.2%		9.9%	9.8%		9.7%
Cloud services and subscriptions revenues increased by $32.0 million during the three months ended March 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $5.1 million. Geographically, the overall change was attributable to an increase in Americas of $22.0 million, an increase in EMEA of $8.3 million and an increase in Asia Pacific of $1.7 million. The number of Cloud services deals greater than $1.0 million that closed during the third quarter of Fiscal 2018 was 10 deals, compared to 12 deals in the third quarter of Fiscal 2017.
Cloud services and subscriptions revenues increased by $89.2 million during the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $5.0 million. Geographically, the overall change was attributable to an increase in Americas of $56.4 million, an increase in EMEA of $23.7 million and an increase in Asia Pacific of $9.2 million. The number of Cloud services deals greater than $1.0 million that closed during the first nine months of Fiscal 2018 was 31 deals, compared to 33 in the same period in Fiscal 2017.
Cost of Cloud services and subscriptions revenues increased by $17.0 million during the three months ended March 31, 2018 as compared to the same period in the prior fiscal year, primarily due to (i) an increase in labour-related costs of approximately $15.0 million, driven partly on account of recent acquisitions, (ii) an increase in third party network usage fees of $1.6 million and (iii) an increase in other miscellaneous costs of $0.4 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased slightly to approximately 55% from approximately 56%.
Cost of Cloud services and subscriptions revenues increased by $48.3 million during the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year, primarily due to (i) an increase in labour-related costs of approximately $46.5 million, predominantly on account of recent acquisitions, (ii) an increase in third party network usage fees of $1.6 million and (iii) an increase in other miscellaneous costs of $0.2 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased to approximately 56% from approximately 58%.
3)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, with customer renewal options. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the quarter ended March 31, 2018, our Customer support renewal rate was approximately 91%, stable compared with the Customer support renewal rate during the quarter ended March 31, 2017.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Customer Support Revenues:
Americas	$178,355	$24,853	$153,502	$527,961	$120,479	$407,482
EMEA	109,584	20,579	89,005	312,949	83,660	229,289
Asia Pacific	24,340	3,411	20,929	74,843	18,316	56,527
Total Customer Support Revenues	312,279	48,843	263,436	915,753	222,455	693,298
Cost of Customer Support Revenues	33,820	(622)	34,442	99,805	12,276	87,529
GAAP-based Customer Support Gross Profit	$278,459	$49,465	$228,994	$815,948	$210,179	$605,769
GAAP-based Customer Support Gross Margin %	89.2%		86.9%	89.1%		87.4%

% Customer Support Revenues by Geography:
Americas	57.1%		58.3%	57.7%		58.8%
EMEA	35.1%		33.8%	34.2%		33.1%
Asia Pacific	7.8%		7.9%	8.1%		8.1%
Customer support revenues increased by $48.8 million during the three months ended March 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $14.4 million. Geographically, the overall increase was attributable to an increase in Americas of $24.9 million, an increase in EMEA of $20.6 million and an increase in Asia Pacific of $3.4 million.
Customer support revenues increased by $222.5 million during the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $24.4 million. Geographically, the overall increase was attributable to an increase in Americas of $120.5 million, an increase in EMEA of $83.7 million and an increase in Asia Pacific of $18.3 million.
Cost of Customer support revenues decreased by $0.6 million during the three months ended March 31, 2018 as compared to the same period in the prior fiscal year, due to a decrease in labour-related costs of approximately $0.5 million and a decrease in the installed base of third party products of approximately $0.2 million. These decreases were partially offset by an increase in other miscellaneous costs of $0.1 million. Overall, the gross margin percentage on Customer support revenues increased to approximately 89% from approximately 87%.
Cost of Customer support revenues increased by $12.3 million during the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year, due to (i) an increase in labour-related costs of approximately $10.7 million, which was predominantly due to recent acquisitions, (ii) an increase in the installed base of third party products of approximately $1.4 million, and (iii) an increase in other miscellaneous costs of $0.2 million. Overall, the gross margin percentage on Customer support revenues increased to approximately 89% from approximately 87%.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Professional Service and Other Revenues:
Americas	$36,868	$5,969	$30,899	$113,119	$35,923	$77,196
EMEA	35,358	6,478	28,880	99,397	26,076	73,321
Asia Pacific	8,159	2,580	5,579	24,038	7,854	16,184
Total Professional Service and Other Revenues	80,385	15,027	65,358	236,554	69,853	166,701
Cost of Professional Service and Other Revenues	64,246	8,717	55,529	188,690	51,523	137,167
GAAP-based Professional Service and Other Gross Profit	$16,139	$6,310	$9,829	$47,864	$18,330	$29,534
GAAP-based Professional Service and Other Gross Margin %	20.1%		15.0%	20.2%		17.7%

% Professional Service and Other Revenues by Geography:
Americas	45.9%		47.3%	47.8%		46.3%
EMEA	44.0%		44.2%	42.0%		44.0%
Asia Pacific	10.1%		8.5%	10.2%		9.7%
Professional service and other revenues increased by $15.0 million during the three months ended March 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $5.0 million. Geographically, the overall increase was attributable to an increase in EMEA of $6.5 million, an increase in Americas of $6.0 million and an increase in Asia Pacific of $2.6 million.
Professional service and other revenues increased by $69.9 million during the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $8.9 million. Geographically, the overall increase was attributable to an increase in Americas of $35.9 million, an increase in EMEA of $26.1 million and an increase in Asia Pacific of $7.9 million.
Cost of Professional service and other revenues increased by $8.7 million during the three months ended March 31, 2018 as compared to the same period in the prior fiscal year, primarily as a result of an increase in labour-related costs of approximately $8.1 million, which was partly due to recent acquisitions, and an increase in other miscellaneous costs of $0.6 million. Overall, the gross margin percentage on Professional service and other revenues increased to approximately 20% from approximately 15%. We are seeing improved margins in Professional service and other revenues as a result of our recent acquisitions, as they on-board to our operating model.
Cost of Professional service and other revenues increased by $51.5 million during the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year, primarily as a result of an increase in labour-related costs of approximately $48.3 million, which was predominantly due to recent acquisitions, and an increase in other miscellaneous costs of $3.2 million. Overall, the gross margin percentage on Professional service and other revenues increased to approximately 20% from approximately 18%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Amortization of acquired technology-based intangible assets	$47,303	$8,018	$39,285	$138,391	$51,123	$87,268
Amortization of acquired technology-based intangible assets increased during the three and nine months ended March 31, 2018 by $8.0 million and $51.1 million, respectively, as compared to the same periods in the prior fiscal year. This was due to an increase in amortization of $9.9 million and $56.5 million, respectively, relating to newly acquired technology-based intangible assets from our acquisitions of Hightail, Guidance, Covisint, certain assets and liabilities of the enterprise content division of EMC Corporation (ECD Business), certain customer communication management software assets and liabilities from HP Inc. (CCM Business), and Recommind Inc. The increase in amortization was partially offset by a reduction of $1.9 million and $5.4 million, respectively, relating to intangible assets pertaining to certain previous acquisitions becoming fully amortized.

Operating Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Research and development	$83,522	$6,436	$77,086	$241,455	$41,076	$200,379
Sales and marketing	129,987	12,489	117,498	381,951	66,654	315,297
General and administrative	54,817	9,989	44,828	152,717	29,778	122,939
Depreciation	23,093	6,536	16,557	64,042	16,914	47,128
Amortization of acquired customer-based intangible assets	46,762	5,937	40,825	136,819	28,571	108,248
Special charges (recoveries)	2,644	(17,942)	20,586	21,390	(22,767)	44,157
Total operating expenses	$340,825	$23,445	$317,380	$998,374	$160,226	$838,148

% of Total Revenues:
Research and development	12.2%		13.0%	11.7%		12.3%
Sales and marketing	19.0%		19.8%	18.5%		19.4%
General and administrative	8.0%		7.6%	7.4%		7.6%
Depreciation	3.4%		2.8%	3.1%		2.9%
Amortization of acquired customer-based intangible assets	6.8%		6.9%	6.6%		6.7%
Special charges (recoveries)	0.4%		3.5%	1.0%		2.7%
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

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2018 and 2017	2018 and 2017
Payroll and payroll-related benefits	$8,413	$33,249
Contract labour and consulting	(2,070)	363
Share-based compensation	(641)	(1,166)
Travel and communication	(407)	(267)
Facilities	688	8,278
Other miscellaneous	453	619
Total year-over-year change in research and development expenses	$6,436	$41,076
Research and development expenses increased by $6.4 million during the three months ended March 31, 2018 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $8.4 million, an increase in the use of facility and related resources of $0.7 million, which were partly the result of recent acquisitions. These were partially offset by a decrease in contract labour and consulting of $2.1 million and a decrease in share-based compensation expense of $0.6 million. Overall, our research and development expenses, as a percentage of total revenues, decreased to approximately 12% from approximately 13%.
Research and development expenses increased by $41.1 million during the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $33.2 million, an increase in the use of facility and related resources of $8.3 million, which were predominantly the result of recent acquisitions, and an increase in contract labour and consulting of $0.4 million. These were partially offset by a decrease in share-based compensation expense of $1.2 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable at approximately 12%.
Our research and development labour resources increased by 475 employees, from 2,790 employees at March 31, 2017 to 3,265 employees at March 31, 2018, primarily as a result of our recent acquisitions.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2018 and 2017	2018 and 2017
Payroll and payroll-related benefits	$11,688	$41,122
Commissions	(140)	12,691
Contract labour and consulting	(94)	645
Share-based compensation	(590)	(556)
Travel and communication	(1,434)	1,513
Marketing expenses	(2,277)	104
Facilities	2,087	6,741
Other miscellaneous	3,249	4,394
Total year-over-year change in sales and marketing expenses	$12,489	$66,654
Sales and marketing expenses increased by $12.5 million during the three months ended March 31, 2018 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $11.7 million and an increase in facility and related resources of $2.1 million, both of which were partly the result of recent acquisitions. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to approximately 19% from approximately 20%.
Sales and marketing expenses increased by $66.7 million during the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $41.1 million and an increase in facility and related resources of $6.7 million, both of which were predominantly the result of recent acquisitions. Additionally, commissions expense increased by $12.7 million in conjunction with higher revenues. The remainder of the change was primarily attributable to normal growth in our business operations. Overall, our sales and marketing expenses, as a percentage of total revenues, remained stable at approximately 19%.
Our sales and marketing labour resources increased by 84 employees, from 1,885 employees at March 31, 2017 to 1,969 employees at March 31, 2018, primarily as a result of our recent acquisitions.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2018 and 2017	2018 and 2017
Payroll and payroll-related benefits	$6,035	$18,095
Contract labour and consulting	(556)	(2,289)
Share-based compensation	(266)	(944)
Travel and communication	(101)	969
Facilities	85	1,934
Other miscellaneous	4,792	12,013
Total year-over-year change in general and administrative expenses	$9,989	$29,778
General and administrative expenses increased by $10.0 million during the three months ended March 31, 2018 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $6.0 million, which was partly the result of recent acquisitions, and an increase in other miscellaneous expenses of $4.8 million, which includes professional fees such as legal, audit and tax related expenses. These increases were partially offset by a $0.6 million reduction in contract labour and consulting. The remainder of the change was attributable to normal growth in our business operations. Overall, general and administrative expenses, as a percentage of total revenue remained stable at approximately 8%.
General and administrative expenses increased by $29.8 million during the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $18.1 million and an increase in facilities expense of $1.9 million, which was predominantly the result of recent acquisitions, and an increase in other miscellaneous expenses of $12.0 million, which includes professional fees such as legal, audit and tax related expenses. These were partially offset by a $2.3 million reduction in contract labour and consulting and a

$0.9 million reduction in share-based compensation expense. The remainder of the change was attributable to normal growth in our business operations. Overall, general and administrative expenses, as a percentage of total revenue decreased slightly to 7% from approximately 8%.
Our general and administrative labour resources increased by 128 employees, from 1,384 employees at March 31, 2017 to 1,512 employees at March 31, 2018, primarily as a result of our recent acquisitions.
Depreciation expenses:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Depreciation	$23,093	$6,536	$16,557	64,042	16,914	47,128
Depreciation expenses increased by $6.5 million and $16.9 million, respectively, during the three and nine months ended March 31, 2018 as compared to the same periods in the prior fiscal year, in accordance with increased capital asset expenditures. Depreciation expense remained relatively stable as a percentage of total revenue, at approximately 3%.
Amortization of acquired customer-based intangible assets:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Amortization of acquired customer-based intangible assets	$46,762	$5,937	$40,825	$136,819	$28,571	$108,248
Acquired customer-based intangible assets amortization expense increased by $5.9 million and $28.6 million, respectively, during the three and nine months ended March 31, 2018 as compared to the same periods in the prior fiscal year. This was primarily due to an increase in amortization of $6.8 million and $34.5 million, respectively, relating to newly acquired customer-based intangible assets from our acquisitions of Hightail, Guidance, Covisint, ECD Business, CCM Business, and Recommind. This increase in amortization was partially offset by a reduction of $0.9 million and $5.9 million, respectively, relating to certain customer-based intangible assets pertaining to previous acquisitions becoming fully amortized.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Special charges (recoveries)	$2,644	$(17,942)	$20,586	$21,390	$(22,767)	$44,157
Special charges decreased by $17.9 million during the three months ended March 31, 2018 as compared to the same period in the prior fiscal year. The decrease was primarily due to (i) a $17.7 million reduction in restructuring activities, (ii) a reduction in acquisition related costs of $3.5 million, and (iii) a reduction in expense of $2.6 million relating to an Enterprise Resource Planning (ERP) implementation project that was implemented in early July 2017. These decreases were partially offset by (i) an increase of $2.7 million relating to a recovery of commitment fees in Fiscal 2017 that did not reoccur in Fiscal 2018, (ii) an increase of $1.7 million relating to system implementation costs, (iii) an increase of $0.6 million relating to a lower net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain instances, becoming statute barred, as compared to the prior fiscal year, and (iv) an increase of $0.5 million relating to post-acquisition integration costs necessary to streamline acquired companies into our operations. The remainder of the change is due to miscellaneous items.
Special charges decreased by $22.8 million during the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year. The decrease was primarily due to (i) a reduction in acquisition related costs of $10.7 million, (ii) a reduction in expense of $6.5 million relating to commitments fees incurred during Fiscal 2017 that did not reoccur in Fiscal 2018, (iii) a $5.8 million reduction in restructuring activities, (iv) a reduction in expense of $3.8 million relating to an ERP implementation project that was implemented in early July 2017, and (v) a reduction in expenses of $0.6 million relating to post-acquisition integration costs necessary to streamline acquired companies into our operations.These decreases were partially offset by (i) an increase of $1.7 million relating to system implementation costs, (ii) $0.7 million relating to a lower net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain instances, becoming statute barred, as compared to the prior fiscal year. The remainder of the change is due to miscellaneous items.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Foreign exchange gains (losses)	$9,980	$8,874	$1,106	$19,090	$20,856	$(1,766)
OpenText share in net income (loss) of equity investees	(304)	(467)	163	(502)	(6,663)	6,161
Income from long-term other receivable	1,327	1,327	—	1,327	1,327	—
Gain on shares held in Guidance (1)	—	—	—	841	841	—
Gain from contractual settlement (2)	—	—	—	5,000	5,000	—
Other miscellaneous income (expense)	137	(18)	155	1,155	985	170
Total other income (expense), net	$11,140	$9,716	$1,424	$26,911	$22,346	$4,565
(1) Represents the release to income from other comprehensive income relating to the mark to market on shares we held in Guidance prior to our acquisition in the first quarter of Fiscal 2018.
(2) Represents a gain recognized in connection with the settlement of a certain breach of contractual arrangement in the second quarter of Fiscal 2018.

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Interest and other related expense, net	$34,534	$2,800	$31,734	$101,914	$15,162	$86,752
Interest and other related expense, net increased by $2.8 million and $15.2 million, respectively, during the three and nine months ended March 31, 2018 as compared to the same periods in the prior fiscal year. This was primarily due to additional interest incurred relating to outstanding balances on the Revolver (as defined herein) of $1.4 million and $6.0 million, respectively. Also, for the nine months ended March 31, 2018, we incurred additional interest expense of $6.8 million relating to the reopening of Senior Notes 2026 (as defined herein), issued in December 2016.
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
Please also see Part II, Item 1A "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Provision for (recovery of) income taxes	$20,129	$6,890	$13,239	$100,644	$916,008	$(815,364)
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
The effective tax rate decreased to a provision of 25.5% for the three months ended March 31, 2018, from a provision of 37.9% for the three months ended March 31, 2017. Tax expense increased by $6.9 million, primarily due to (i) the impact of changes in US tax legislation in Fiscal 2018 resulting in a provisional expense of $4.7 million (see below), (ii) an increase of $8.2 million on account of the Company having higher income before taxes, including the impact of foreign tax rates, and (iii) an increase of $1.4 million relating to differences in tax filings from provisions, offset by (i) a decrease of $5.7 million resulting from the net impact of reversals and accruals of reserves, and (ii) a decrease of $1.2 million relating to a decrease in amortization of deferred charges. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate increased to a provision of 35.8% for the nine months ended March 31, 2018, compared to a recovery of 496.3% for the nine months ended March 31, 2017. The increase in tax expense of $916.0 million was primarily due to (i) a significant tax benefit of $876.1 million resulting from the Fiscal 2017 internal reorganization as described above which did not reoccur in Fiscal 2018, (ii) the impact of changes in US tax legislation in Fiscal 2018 resulting in a provisional charge of $20.0 million (see below), and (iii) an increase of $25.3 million on account of the Company having higher income before taxes, including the impact of foreign tax rates, offset by (i) a decrease of $0.5 million resulting from the net impact of reversals and accruals of reserves, (ii) a decrease of $1.2 million relating to differences in tax filings from provisions, and (iii) a decrease of $3.3 million relating to a decrease in amortization of deferred charges. The remainder of the difference was due to normal course movements and non-material items.
For information with regards to certain potential tax contingencies, see note 13 "Guarantees and Contingencies" to our Condensed Consolidated Financial Statements.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed the existing US tax laws, including a reduction in the federal corporate tax rate from 35% to 21%, and the transition of US international taxation from a worldwide tax system to a territorial tax system. As a result of the enactment of the legislation, the Company incurred a provisional one-time tax expense of $4.7 million for the three months ended March 31, 2018 and $20.0 million for the nine months ended March 31, 2018, respectively, primarily related to the transition tax on accumulated foreign earnings and the re-measurement of certain deferred tax assets and liabilities. The portion of this anticipated increase to tax expense attributable to the transition tax is payable over a period of up to eight years. The impact of the $20.0 million adjustment resulting from the US legislation on the effective tax rate is an increase of 6.0% for the three months ended March 31, 2018 and an increase of 7.1% for the nine months ended March 31, 2018.
The $20.0 million is a provisional amount in respect of rate change, Alternative Minimum Tax (AMT), and foreign earnings in accordance with Staff Accounting Bulletin 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). The finalization of the provisional one-time amount is pending finalization of the re-assessment of the timing of reversals of certain deferred tax assets and liabilities and additional considerations related to undistributed foreign earnings and evaluating whether any portion of our existing AMT credit carryforwards are not expected to be refundable as a result of the repeal of corporate AMT. Additional information such as final Fiscal 2018 income and detailed earnings and profits calculations for foreign subsidiaries may result in changes to the provisional amount during the SAB 118 measurement period.
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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2018
(in thousands except for per share data)

	Three Months Ended March 31, 2018
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$94,264		$(135)	(1)	$94,129
Customer support	33,820		(277)	(1)	33,543
Professional service and other	64,246		(122)	(1)	64,124
Amortization of acquired technology-based intangible assets	47,303		(47,303)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	443,148	64.6%	47,837	(3)	490,985	71.6%
Operating expenses
Research and development	83,522		(993)	(1)	82,529
Sales and marketing	129,987		(1,496)	(1)	128,491
General and administrative	54,817		(2,057)	(1)	52,760
Amortization of acquired customer-based intangible assets	46,762		(46,762)	(2)	—
Special charges (recoveries)	2,644		(2,644)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	102,323	14.9%	101,789	(5)	204,112	29.8%
Other income (expense), net	11,140		(11,140)	(6)	—
Provision for (recovery of) income taxes	20,129		3,612	(7)	23,741
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	58,794		87,037	(8)	145,831
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.22		$0.32	(8)	$0.54

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 26% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization (see note 14 "Income Taxes") assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense. We also took into consideration changes in US tax reform legislation that was enacted on December 22, 2017 through the Tax Cuts and Jobs Act.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended March 31, 2018
		Per share diluted
GAAP-based net income, attributable to OpenText	$58,794	$0.22
Add:
Amortization	94,065	0.35
Share-based compensation	5,080	0.02
Special charges (recoveries)	2,644	0.01
Other (income) expense, net	(11,140)	(0.04)
GAAP-based provision for (recovery of) income taxes	20,129	0.07
Non-GAAP-based provision for income taxes	(23,741)	(0.09)
Non-GAAP-based net income, attributable to OpenText	$145,831	$0.54

Reconciliation of Adjusted EBITDA

Three Months Ended March 31, 2018
GAAP-based net income, attributable to OpenText	$58,794
Add:
Provision for (recovery of) income taxes	20,129
Interest and other related expense, net	34,534
Amortization of acquired technology-based intangible assets	47,303
Amortization of acquired customer-based intangible assets	46,762
Depreciation	23,093
Share-based compensation	5,080
Special charges (recoveries)	2,644
Other (income) expense, net	(11,140)
Adjusted EBITDA	$227,199

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2017
(in thousands except for per share data)

	Three Months Ended March 31, 2017
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$77,225		$(268)	(1)	$76,957
Customer support	34,442		(261)	(1)	34,181
Professional service and other	55,529		(89)	(1)	55,440
Amortization of acquired technology-based intangible assets	39,285		(39,285)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	382,641	64.5%	39,903	(3)	422,544	71.2%
Operating expenses
Research and development	77,086		(1,634)	(1)	75,452
Sales and marketing	117,498		(2,081)	(1)	115,417
General and administrative	44,828		(2,328)	(1)	42,500
Amortization of acquired customer-based intangible assets	40,825		(40,825)	(2)	—
Special charges (recoveries)	20,586		(20,586)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	65,261	11.0%	107,357	(5)	172,618	29.1%
Other income (expense), net	1,424		(1,424)	(6)	—
Provision for (recovery of) income taxes	13,239		7,798	(7)	21,037
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	21,616		98,135	(8)	119,751
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.08		$0.37	(8)	$0.45

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended March 31, 2017
		Per share diluted
GAAP-based net income, attributable to OpenText	$21,616	$0.08
Add:
Amortization	80,110	0.30
Share-based compensation	6,661	0.03
Special charges (recoveries)	20,586	0.08
Other (income) expense, net	(1,424)	(0.01)
GAAP-based provision for (recovery of) income taxes	13,239	0.05
Non-GAAP-based provision for income taxes	(21,037)	(0.08)
Non-GAAP-based net income, attributable to OpenText	$119,751	$0.45

Reconciliation of Adjusted EBITDA

Three Months Ended March 31, 2017
GAAP-based net income, attributable to OpenText	$21,616
Add:
Provision for (recovery of) income taxes	13,239
Interest and other related expense, net	31,734
Amortization of acquired technology-based intangible assets	39,285
Amortization of acquired customer-based intangible assets	40,825
Depreciation	16,557
Share-based compensation	6,661
Special charges (recoveries)	20,586
Other (income) expense, net	(1,424)
Adjusted EBITDA	$189,079

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2018
(in thousands except for per share data)

	Nine Months Ended March 31, 2018
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$269,012		$(1,119)	(1)	$267,893
Customer support	99,805		(933)	(1)	98,872
Professional service and other	188,690		(1,322)	(1)	187,368
Amortization of acquired technology-based intangible assets	138,391		(138,391)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,354,428	65.7%	141,765	(3)	1,496,193	72.6%
Operating expenses
Research and development	241,455		(4,206)	(1)	237,249
Sales and marketing	381,951		(6,679)	(1)	375,272
General and administrative	152,717		(6,214)	(1)	146,503
Amortization of acquired customer-based intangible assets	136,819		(136,819)	(2)	—
Special charges (recoveries)	21,390		(21,390)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	356,054	17.3%	317,073	(5)	673,127	32.7%
Other income (expense), net	26,911		(26,911)	(6)	—
Provision for (recovery of) income taxes	100,644		(20,674)	(7)	79,970
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	180,501		310,836	(8)	491,337
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.68		$1.16	(8)	$1.84

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 36% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization (see note 14 "Income Taxes") assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense. We also took into consideration changes in US tax reform legislation that was enacted on December 22, 2017 through the Tax Cuts and Jobs Act.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2018
		Per share diluted
GAAP-based net income, attributable to OpenText	$180,501	$0.68
Add:
Amortization	275,210	1.03
Share-based compensation	20,473	0.08
Special charges (recoveries)	21,390	0.08
Other (income) expense, net	(26,911)	(0.10)
GAAP-based provision for (recovery of) income taxes	100,644	0.37
Non-GAAP-based provision for income taxes	(79,970)	(0.30)
Non-GAAP-based net income, attributable to OpenText	$491,337	$1.84

Reconciliation of Adjusted EBITDA

Nine Months Ended March 31, 2018
GAAP-based net income, attributable to OpenText	$180,501
Add:
Provision for (recovery of) income taxes	100,644
Interest and other related expense, net	101,914
Amortization of acquired technology-based intangible assets	138,391
Amortization of acquired customer-based intangible assets	136,819
Depreciation	64,042
Share-based compensation	20,473
Special charges (recoveries)	21,390
Other (income) expense, net	(26,911)
Adjusted EBITDA	$737,263

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2017
(in thousands except for per share data)

	Nine Months Ended March 31, 2017
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$220,667		$(839)	(1)	$219,828
Customer support	87,529		(766)	(1)	86,763
Professional service and other	137,167		(1,002)	(1)	136,165
Amortization of acquired technology-based intangible assets	87,268		(87,268)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,084,628	66.6%	89,875	(3)	1,174,503	72.2%
Operating expenses
Research and development	200,379		(5,372)	(1)	195,007
Sales and marketing	315,297		(7,230)	(1)	308,067
General and administrative	122,939		(7,164)	(1)	115,775
Amortization of acquired customer-based intangible assets	108,248		(108,248)	(2)	—
Special charges (recoveries)	44,157		(44,157)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	246,480	15.1%	262,046	(5)	508,526	31.2%
Other income (expense), net	4,565		(4,565)	(6)	—
Provision for (recovery of) income taxes	(815,364)		878,495	(7)	63,131
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	979,522		(621,014)	(8)	358,508
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$3.88		$(2.46)	(8)	$1.42

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2017
		Per share diluted
GAAP-based net income, attributable to OpenText	$979,522	$3.88
Add:
Amortization	195,516	0.77
Share-based compensation	22,373	0.09
Special charges (recoveries)	44,157	0.17
Other (income) expense, net	(4,565)	(0.02)
GAAP-based provision for (recovery of) income taxes	(815,364)	(3.23)
Non-GAAP-based provision for income taxes	(63,131)	(0.24)
Non-GAAP-based net income, attributable to OpenText	$358,508	$1.42

Reconciliation of Adjusted EBITDA

Nine Months Ended March 31, 2017
GAAP-based net income, attributable to OpenText	$979,522
Add:
Provision for (recovery of) income taxes	(815,364)
Interest and other related expense, net	86,752
Amortization of acquired technology-based intangible assets	87,268
Amortization of acquired customer-based intangible assets	108,248
Depreciation	47,128
Share-based compensation	22,373
Special charges (recoveries)	44,157
Other (income) expense, net	(4,565)
Adjusted EBITDA	$555,519

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of March 31, 2018	Change increase (decrease)	As of June 30, 2017
Cash and cash equivalents	$605,497	$162,140	$443,357

	Nine Months Ended March 31,
(In thousands)	2018	Change	2017
Cash provided by operating activities	$504,426	$167,653	$336,773
Cash used in investing activities	$(415,237)	$1,743,282	$(2,158,519)
Cash provided by (used in) financing activities	$55,248	$(937,294)	$992,542
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
As of March 31, 2018, we have provided $28.3 million (June 30, 2017—$22.1 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities increased by $167.7 million due to an increase in net income before the impact of non-cash items of $251.1 million, partially offset by a decrease in changes from working capital of $83.4 million. The decrease in operating cash flow from changes in working capital was primarily due to the net impact of the following decreases: (i) $108.8 million relating to a lower accounts payable and accrued liabilities balance, (ii) $18.6 million relating to a higher accounts receivable balance, which is primarily due to increased billings associated with more revenue recognized during the nine months of Fiscal 2018 as compared to the same period in the prior fiscal year, (iii) $23.7 million relating to income taxes payable and deferred charges and credits, and (iv) $4.3 million relating to prepaid and other current assets. These decreases were partially offset by increases of (i) $67.8 million relating to deferred revenues and (ii) $4.2 million relating to other assets.
During the third quarter of Fiscal 2018 our days sales outstanding (DSO) was 67 days, compared to a DSO of 54 days during the third quarter of Fiscal 2017. We continue to work towards bringing all acquisitions on-board and aligning their historical payment terms with those of our OpenText policies and procedures.
The per day impact of our DSO in the third quarters of Fiscal 2018 and Fiscal 2017 on our cash flows was $7.6 million and $6.7 million, respectively.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by $1.7 billion, primarily due to a decrease of $1.8 billion in consideration paid for acquisitions during the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year.

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
Cash flows provided by financing activities decreased by $937.3 million. This was primarily due to (i) net proceeds from our public offering of Common Shares during the second quarter of Fiscal 2017 which resulted in a cash inflow of approximately $584.8 million and did not reoccur during Fiscal 2018, (ii) the issuance of an additional $250 million in aggregate principal amount of Senior Notes 2026 at an issue price of 102.75% during the second quarter of Fiscal 2017, which resulted in cash inflow of approximately $256.9 million and did not reoccur during Fiscal 2018, (iii) repayments on the revolver of $100.0 million, (iv) a lower net impact of proceeds from drawings on the Revolver of $25.0 million, and (v) an increase in dividend payments made to our shareholders of $19.0 million. These decreases were partially offset by (i) an increase of $39.4 million relating to cash collected from the issuance of Common Shares for the exercise of options and the OpenText Employee Share Purchase Plan (ESPP), and (ii) $6.2 million in debt issuance costs paid during Fiscal 2017, relating to our Senior Notes 2026, which did not reoccur during Fiscal 2018. The remainder of the change was due to miscellaneous items.
Cash Dividends
During the three and nine months ended March 31, 2018, we declared and paid cash dividends of $0.1320 and $0.3960 per Common Share, respectively, that totaled $35.2 million and $105.0 million, respectively. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of the Board. See Item 5 "Dividend Policy" in our Annual Report on Form 10-K for Fiscal 2017 for more information.
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
We may redeem all or a portion of the Senior Notes 2026 at any time prior to June 1, 2021 at a redemption price equal to 100% of the principal amount of Senior Notes 2026 plus an applicable premium, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may also redeem up to 40% of the aggregate principal amount of Senior Notes 2026, on one or more occasions, prior to June 1, 2019, using the net proceeds from certain qualified equity offerings at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions. We may, on one or more occasions, redeem Senior Notes 2026, in whole or in part, at any time on and after June 1, 2021 at the applicable redemption prices set forth in the indenture governing the Senior Notes 2026, dated as of May 31, 2016, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (the 2026 Indenture), plus accrued and unpaid interest, if any, to the redemption date.
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

Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 2.00%, with respect to LIBOR advances and 1.00%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 2.0% plus LIBOR. As of March 31, 2018, the outstanding balance on the Term Loan B bears an interest rate of approximately 3.65%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2018, our consolidated net leverage ratio was 2.0:1.
Revolver
We currently have a $450 million committed revolving credit facility (the Revolver) which matures on May 5, 2022. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of March 31, 2018, the outstanding balance on the Revolver bears a weighted average interest rate of approximately 3.55%.
During the three and nine months ended March 31, 2018, we drew down nil and $200 million, respectively, from the Revolver to finance acquisitions (three and nine months ended March 31, 2017—$225 million, respectively).
During the three and nine months ended March 31, 2018, we repaid $100 million, respectively. (three and nine months ended March 31, 2017—nil, respectively).
As of March 31, 2018 we have an outstanding balance on the Revolver of $275 million (June 30, 2017—$175 million). We expect to repay the remaining balance within the next 12 months.
For the three and nine months ended March 31, 2018, we recorded interest expense of $2.7 million and $7.3 million, respectively, relating to amounts drawn on the Revolver (three and nine months ended March 31, 2017—$1.3 million, respectively).
From time to time we consider opportunities to re-balance and optimize our borrowings and capacity under our Term Loan B and Revolver, as market conditions permit.
For further details relating to our debt, please see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
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
Pensions
As of March 31, 2018, our total unfunded pension plan obligations were $65.0 million, of which $2.0 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.

Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2018 (three months ended June 30)	$159	$253	$25
2019	706	1,042	115
2020	760	1,050	154
2021	858	1,095	194
2022	945	1,106	297
2023 to 2027	5,912	5,895	2,056
Total	$9,340	$10,441	$2,841
For a detailed discussion on pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of March 31, 2018, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2018— June 30, 2018	July 1, 2018— June 30, 2020	July 1, 2020— June 30, 2022	July 1, 2022 and beyond
Long-term debt obligations (1)	$3,424,525	$186,654	$389,329	$953,792	$1,894,750
Operating lease obligations (2)	397,539	20,530	140,044	105,496	131,469
Purchase obligations	17,867	2,622	14,439	806	—
	$3,839,931	$209,806	$543,812	$1,060,094	$2,026,219
(1) Includes interest up to maturity and principal payments. We currently have borrowings outstanding under the Revolver ($275 million as of March 31, 2018), which we expect to repay within the next 12 months. Please see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements for more details.
(2) Net of $8.6 million of sublease income to be received from properties which we have subleased to third parties.
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
As part of these examinations, which remain ongoing, on July 17, 2015 we received from the IRS an initial Notice of Proposed Adjustment (NOPA) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received, including because the IRS may assign a higher value to our intellectual property). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of March 31, 2018, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $605 million, inclusive of U.S. federal and state taxes, penalties and interest. The increase from the initially disclosed estimated aggregate liability is solely due to an estimate of interest that has accrued.
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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries. The CRA has issued a notice of reassessment for Fiscal 2012 that would, as drafted, increase our taxable income for that year by approximately $90 million (offset by the tax attributes referred to below) and apply a penalty of approximately 10%. We strongly disagree with the CRA position and believe the reassessment of Fiscal 2012 (including penalties) is without merit. We will continue to vigorously contest both the proposed adjustments to our taxable income and the penalty assessment. We have filed a notice of objection and will also seek competent authority consideration under applicable international treaties in respect of this reassessment. As of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of this reassessment in our Condensed Consolidated Financial Statements.
Even if we are unsuccessful in challenging the CRA’s reassessment to increase our taxable income for Fiscal 2012, we have elective deductions available in Fiscal 2012 that would offset such increased amount so that no additional cash tax would be payable for Fiscal 2012, exclusive of any proposed penalties. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability in respect of our international transactions, including the transfer pricing methodology applied to them. The CRA is currently auditing Fiscal 2013, Fiscal 2014 and Fiscal 2015, and has proposed to reassess Fiscal 2013 in a manner consistent with the reassessment of Fiscal 2012. We are in ongoing discussions with the CRA and continue to vigorously contest the CRA's audit position.
GXS Brazil Matter
As part of our acquisition of GXS, we inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim. During the first quarter of Fiscal 2018 the courts ruled in favour of the municipality of São Paulo. The Company decided not to pursue further appeal. On October 1, 2017, the Company reached a settlement with the municipality and paid $1.4 million.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $1.8 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
As of March 31, 2018, we had an outstanding balance of $766.3 million on Term Loan B. Term Loan B bears a floating interest rate of 2.0% plus LIBOR. As of March 31, 2018, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $7.7 million, assuming that the loan balance as of March 31, 2018 is outstanding for the entire period (June 30, 2017—$7.7 million).
As of March 31, 2018, we had an outstanding balance of $275 million on the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of March 31, 2018, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on the Revolver by approximately $2.8 million, assuming that the loan balance is outstanding for the entire year (June 30, 2017—$1.8 million).
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
Based on the foreign exchange forward contracts outstanding as of March 31, 2018, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.5 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2017—$0.4 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of March 31, 2018 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at March 31, 2018	U.S. Dollar Equivalent at June 30, 2017
Euro	$132,898	$121,621
British Pound	41,055	30,425
Canadian Dollar	15,671	29,131
Swiss Franc	23,540	41,925
Other foreign currencies	110,394	87,144
Total cash and cash equivalents denominated in foreign currencies	323,558	310,246
U.S. dollar	281,939	133,111
Total cash and cash equivalents	$605,497	$443,357
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $32.4 million (June 30,

2017—$31.0 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".
Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 9, 2018

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chairman, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ADITYA MAHESHWARI
Aditya Maheshwari Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)