Form 10-K
period 2018-06-30
OPEN TEXT CORP
filed 2018-08-02
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________
FORM 10-K
___________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018.
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
Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company)            Smaller reporting company  ☐    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the Registrant's Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2017, the end of the registrant's most recently completed second fiscal quarter, was approximately $9.3 billion. The number of the Registrant's Common Shares outstanding as of July 31, 2018 was 267,846,320.
DOCUMENTS INCORPORATED BY REFERENCE
None.

OPEN TEXT CORPORATION

Part I
Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the U.S. Securities Act of 1933, as amended (the Securities Act), and is subject to the safe harbors created by those sections. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements, and are based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general political, economic and market conditions, currency exchange rates, and interest rates; (iv) equity and debt markets continuing to provide us with access to capital; (v) our continued ability to identify and source attractive and executable business combination opportunities, as well as our ability to continue to successfully integrate any such opportunities, including in accordance with the expected timeframe and/or cost budget for such integration; and (vi) our continued compliance with third party intellectual property rights. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the Notes to Consolidated Financial Statements for the year ended June 30, 2018, which are set forth in Part II, Item 8 of this Annual Report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management's current expectations and projections about future results only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report as well as other documents we file from time to time with the United States Securities and Exchange Commission (the SEC). Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K because these forward-looking statements are relevant only as of the date they were made.
Item 1.    Business
Open Text Corporation was incorporated on June 26, 1991. References herein to the “Company”, “OpenText”, “we” or “us” refer to Open Text Corporation and, unless context requires otherwise, its subsidiaries. Our principal office is located at 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1, and our telephone number at that location is (519) 888-7111. Our internet address is www.opentext.com. Our website is included in this Annual Report on Form 10-K as an inactive textual reference only. Except for the documents specifically incorporated by reference into this Annual Report, information contained on our website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report. Throughout this Annual Report on Form 10-K: (i) the term "Fiscal 2019" means our fiscal year beginning on July 1, 2018 and ending June 30, 2019; (ii) the term “Fiscal 2018” means our fiscal year beginning on July 1, 2017 and ended June 30, 2018; (iii) the term “Fiscal 2017” means our fiscal year beginning on July 1, 2016 and ended June 30, 2017; (iv) the term “Fiscal 2016” means our fiscal year beginning on July 1, 2015 and ended June 30, 2016; and (v) the term “Fiscal 2015” means our fiscal year beginning on July 1, 2014 and ended June 30, 2015. Our Consolidated Financial Statements are presented in U.S. dollars and, unless otherwise indicated, all amounts included in this Annual Report on Form 10-K are expressed in U.S. dollars.
Business Overview and Strategy
What We Do: About OpenText
We operate in the Enterprise Information Management (EIM) market where we enable the intelligent and connected enterprise. We develop enterprise software to support businesses in becoming digital businesses and governments in becoming digital governments. The OpenText comprehensive EIM platform and suite of software products and services provide secure and scalable solutions for global companies and governments around the world. With our software, organizations manage a valuable asset - information. Information that is made more valuable by connecting it to digital business processes, information that is protected and secure throughout its entire lifecycle, information that captivates customers, and information that connects and fuels some of the world's largest digital supply chains in manufacturing, retail, and financial services. With Artificial Intelligence (AI) from OpenText, our customers leverage their information for automation, insights, predictions, and ultimately better decision making.
We offer software through traditional on-premises solutions, cloud solutions or a combination of both. We believe our customers will operate in hybrid on-premises and cloud environments, and we are ready to support the delivery method the customer prefers. In providing choice and flexibility, we strive to maximize the lifetime value of the relationship with our customers.
What We Offer: Our Products and Services Overview
At its core, the OpenText EIM suite is about enabling the Intelligent and Connected Enterprise with automation, AI, application programming interfaces (APIs), and data management designed into its intelligent information core. These capabilities bring together information from both humans and machines, where it can be securely managed, stored and accessed and mined with analytics for actionable and relevant insights.
Our comprehensive EIM product portfolio combines digital applications with an information platform, bringing together Content Services, Security, the Business Network, the Internet of Things ( IoT), and the Developer for optimized customer experience, employee engagement, asset utilization, and supply chain efficiency.
Content Services such as Extended Enterprise Content Management (ECM) and records management integrate with platforms, such as SAP and manage the entire lifecycle of information, in its many formats, from creation through to disposition.
The OpenText EIM platform offers multi-level, multi-role, multi context security to make it one of the most secure information platforms in the world. Information is secured at the database level, by user enrolled security, context rights, and time-based security. EIM supports single sign-on for system protection and encryption at rest for document-level security.
The OpenText Business Network supports intelligent connections at a global scale providing a proven foundation for digital business and secure e-commerce.
With our cloud-based IoT platform, the enterprise can dynamically integrate multi-tiered supply chain communities and build IoT solutions for greater efficiency, agility, and new value-added services. Information from machines is supported, whether it's a smart machine, industrial machinery, or an automotive or medical device.
The developer is critical to the development of secure-from-day-1 applications. The OpenText EIM platform expands its low-code development capabilities with additional out-of-the-box integrations designed to support the developer with a unified application development environment.
At OpenText, we follow the unstructured content from customer information and case files, to employee information, transactions and interactions along the supply chain, to information used to manage assets such as planes, trains, automobiles, nuclear power plants, and oil rigs, to industry accelerators like IT and innovation platforms.

To simplify consumption and offer our customers greater flexibility, our EIM suite is available on-premises, in the OpenText Cloud, or as a software as a service (SaaS) offering.
Designed to fulfill on our vision of the “Intelligent and Connected Enterprise”, OpenText EIM enables organizations to secure their most valuable asset - information so that they can collaborate with confidence, validate endpoints with all machines and the IoT, stay ahead of the regulatory technology curve, identify threats that cross their networks, leverage discovery with information forensics, and gain insight and action through AI and automation.
Our portfolio is comprised of capabilities in the following areas:
Content Services
Part of the OpenText EIM platform, OpenText™ Content Services help organizations connect content to their Digital Business to improve process productivity, personal productivity, and control. Additionally, OpenText Content Services adhere to the Content Management Interoperability Services (CMIS) standard and support a broad range of operating systems, databases, application servers, and enterprise applications. Our Content Services are available on-premises, as a subscription in our cloud or as a managed service.
Digital Process Automation (DPA)
Our DPA enables organizations to transform into digital, data-driven businesses through automation. Our DPA solutions simplify and streamline processes from front office to back office with intelligent automation, artificial intelligence and ready access to valuable enterprise information.
Customer Experience Management (CEM)
CEM is a set of processes used to track customer interactions throughout the customer journey. The purpose of CEM is to gain insight into these customer interactions and optimize them to drive loyalty and improve customer lifetime value. Our CEM platform suite offers a set of CEM solutions and extensions that focus on delivering highly personalized content and customer engagement along a continuous customer journey. Our CEM suite also helps provide a solid foundation for implementing a successful customer experience strategy.
Discovery
Our Discovery suite provides leading forensics and unstructured data analytics for searching, collecting, and investigating enterprise data to manage legal obligations and risk. Our Discovery suite has powerful machine learning capabilities to help legal and compliance teams quickly find critical information for litigation discovery, investigations, compliance, data breach response, business projects, and financial contract analysis. Users can conduct discreet, forensically-sound data collections from networks, endpoints, and mobile devices without disrupting day-to-day business.
Business Network (BN)
Our BN is a set of solutions within EIM that facilitate efficient, secure and compliant exchange of information inside and outside of organizations. Our BN delivers a comprehensive product set that accelerates time to transaction. It integrates messaging and business-to-business (B2B) integration services such as secure mail, large file transfer, fax and electronic data interchange (EDI) within a single platform, enabling "any-to-any" transactions. Our BN also enables businesses to accelerate and control how information is delivered which we believe increases the security and reliability of sensitive or complex communications.
Analytics
Our Analytics suite helps organizations improve decision-making, gain operational efficiency and increase visibility by enabling Information Technology (IT) to place interactive dashboards, reports and data visualizations quickly into the hands of business users. Our Analytics suite aims to help organizations leverage all their data, whether it be structured data or unstructured data, to help organizations increase their opportunities for growth.
Security
EnCase is a leading forensic security and automated cyber risk management software service that offers deep, 360-degree visibility across all endpoints, devices and networks, allowing proactive identification and remediation of threats.

Our Strategy
Growth
As an organization, our management believes in delivering “Total Growth”, which is to say we strive towards delivering value through acquisitions, innovations and organic initiatives, as well as financial performance. This growth is further enhanced through our direct and indirect sales distribution channels. With an emphasis on increasing recurring revenues and expanding our margins, we believe our “Total Growth” strategy will ultimately drive overall cash flow generation, thus helping to fuel our disciplined capital allocation approach and further drive our ability to continue identifying and executing strategic acquisitions (and subsequently successfully integrating such acquisitions into our business). We believe this “Total Growth” strategy will create shareholder value over both the near and long-term.
We remain a value oriented and disciplined acquirer and consolidator, having efficiently deployed $5.8 billion on acquisitions over the last 10 years. Mergers and acquisitions is one of our leading growth drivers and similar to high-performing conglomerates, we create value by focusing on acquiring and integrating businesses. We have developed a philosophy, which we refer to as “The OpenText Business System”, that is designed to create value by leveraging a clear set of operational mandates for integrating newly acquired companies and assets. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our Total Growth strategy. In Fiscal 2018, we further demonstrated the implementation of our strategy by acquiring Covisint Corporation (Covisint), Guidance Software, Inc. (Guidance) and Hightail, Inc. (Hightail). We regularly evaluate acquisition opportunities on an ongoing basis and at any time may be at various stages of discussion with respect to such opportunities. For additional details on our acquisitions, please see "Acquisitions During the Last Five Fiscal Years", elsewhere in Item 1 of this Annual Report on Form 10-K.
While acquiring companies is one of our leading growth drivers, our growth strategy also includes organic growth through continuous innovation. We believe we create sustained value through new innovation by expanding distribution and continually adding value to our installed base of customers. Over the last three fiscal years, we have invested a cumulative total of approximately $799.2 million in research and development (R&D) or approximately 11.5% of cumulative revenue for such three year period and we typically target to spend approximately 11% to 13% of revenues for R&D each fiscal year. We believe our ability to leverage our global presence is helpful to our ability to grow organically.
As we have continued to invest in R&D and acquisitions, we have internally developed an AI platform called “OpenText Magellan” (Magellan). Magellan incorporates Apache Spark, the powerful, open source computing foundation that lets customers take advantage of the flexibility, extensibility, and diversity of an open product stack while maintaining full ownership of their data and algorithms. As our enterprise software has historically been focused on managing data and content archives, we believe we are well positioned to turn these archives of data into active “data lakes” and we believe we can develop AI to transform this digital information into useful knowledge and insight for our customers.
We have also developed a platform called OpenText Release 16 (Release 16), which was released in April 2016. Release 16 helps organizations with their digital transformation by digitizing information, experiences, processes and supply chains, to create a better way to work within their enterprise. Release 16 also has a major focus on analysis and reporting across all product lines and use cases. It offers customers a coordinated platform for digital transformation that is intended to yield the benefits of scale and single-vendor interaction. We have made significant investments to our cloud infrastructure over the past couple of years, and now with Release 16, virtually all of our products are available in the "OpenText Cloud". Over the past year, OpenText has released Enhancement Packs (EP3 and EP4) to further address customer and market requirements.
We see a continued opportunity to help our customers become “digital businesses” and, with Magellan and Release 16 as well as our recent acquisitions and continued efforts in R&D, we believe we have a strong platform to integrate personalized analytics and insights into our OpenText EIM suites of products, which will further our vision to “Empower the Intelligent and Connected Enterprise” and strengthen our position as a leader in EIM.

Looking Towards the Future
In Fiscal 2019 we intend to continue to implement strategies that are designed to:
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
Deepen Existing Customer Footprint. We believe one of our greatest opportunities is to sell newly acquired technologies to our existing customer base, and cross-sell historical OpenText products to newly acquired customers. We have significant expertise in a number of industry sectors and aim to increase our customer penetration based on our strong credentials. We are particularly focused on circumstances where the customer is looking to consolidate multiple vendors with solutions from a single source while addressing a broader spectrum of business problems or equally new or existing customers looking to take a more holistic approach to digital transformation.
Invest in Technology Leadership. We believe we are well-positioned to develop additional innovative solutions to address the evolving market. We plan to continue investing in technology “innovation” by funding internal development as well as collaborating with third-parties.
Deepen Strategic Partnerships. OpenText is committed culturally, programmatically and strategically to being a partner-embracing company. Our partnerships with companies such as SAP SE, Microsoft Corporation, Oracle Corporation, Salesforce.com Corporation, Accenture plc, Deloitte Consulting LLP and others serve as an example of how we are working together with our partners to create next-generation EIM solutions and deliver them to market. We will continue to look for ways to create more customer value from our strategic partnerships.
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
OpenText Revenues
Our business consists of four revenue streams: license, cloud services and subscriptions, customer support, and professional service and other. For information regarding our revenues and assets by geography for Fiscal 2018, Fiscal 2017 and Fiscal 2016, see note 19 “Segment Information” in the Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.
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
Cloud Services and Subscriptions
Cloud services and subscription revenues consist of (i) SaaS offerings (ii) managed service arrangements and (iii) subscription revenues relating to on premise offerings. These offerings allow customers to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in related hardware infrastructure.
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
Marketing and Sales
Customers
Our customer base consists of a number of Global 10,000 organizations as well as mid-market companies and government agencies. Historically, including in Fiscal 2018, no single customer has accounted for 10% or more of our total revenues.
Global Distribution Channels
We operate on a global basis and in Fiscal 2018 we generated approximately 57% of our revenues from our “Americas” region, which consists of countries in North, Central, and South America, approximately 33% from our "EMEA" region, which primarily consists of countries in Europe, the Middle East, and Africa, and approximately 10% from our "Asia Pacific" region, which primarily consists of Japan, Australia, China, Korea, Philippines, Singapore and New Zealand. We make direct sales of products and services through our global network of subsidiaries.
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
Our strategic partners include:

•
SAP SE (SAP): Our solutions help SAP customers improve the way they manage content in SAP systems in order to assist them to improve efficiency in key processes, manage compliance, or gain new insights.

•
Microsoft Corporation (Microsoft): Our partnership enables organizations to connect all aspects of their content infrastructure and take advantage of their most valuable asset - information. This helps organizations to better scale operations with confidence and improve IT and developer efficiency - all with the aim of obtaining a lower total cost of ownership over competitive solutions.

•	Oracle Corporation (Oracle): We develop innovative solutions for Oracle applications that enhance the experience and productivity of users working with these tools.

•
Salesforce.com Corporation (Salesforce): The company-to-company partnership between OpenText and Salesforce is focused on continuing to grow a full portfolio of EIM solutions to complement the Salesforce ecosystem by uniting the structured and unstructured information experience.

Our main global systems integrators include, but are not limited to Accenture plc, Deloitte Consulting LLP, Tata Consultancy Services, ATOS and Ernst & Young.

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
Competition
The market for our products and services is highly competitive, subject to rapid technological change and shifting customer needs and economic pressures. We compete with multiple companies, some that have single or narrow solutions and some that have a range of information management solutions, like ourselves. Our primary competitor is International Business Machines Corporation (IBM), with numerous other software vendors with niche offerings competing with us in the EIM sector, such as Veeva Systems Inc., j2 Global Inc., Pegasystems Inc., Hyland Software Inc., SPS Commerce Inc., and Adobe Systems Inc. In certain markets, OpenText competes with Oracle and Microsoft, who are also our partners. In addition, we also face competition from systems integrators that configure hardware and software into customized systems. Additionally, new competitors or alliances among existing competitors may emerge and could rapidly acquire additional market share. We also expect that competition will increase as a result of ongoing software industry consolidation.
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
Research and Development
The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, our success, in part, depends on our ability to continue to enhance our existing products in a timely and efficient manner and to develop and introduce new products that meet customer needs while reducing total cost of ownership. To achieve these objectives, we have made and expect to continue to make investments in research and development, through internal and third-party development activities, third-party licensing agreements and potentially through technology acquisitions. Our R&D expenses were $323.5 million for Fiscal 2018, $281.7 million for Fiscal 2017, and $194.1 million for Fiscal 2016. We believe our spending on research and development is an appropriate balance between managing our organic growth and results of operations. We expect to continue to invest in R&D to maintain and improve our products and services offerings.
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
Pursuing strategic acquisitions is an important aspect to our current and future growth strategy, which we expect to continue, in order to strengthen our service offerings in the EIM market. In Fiscal 2018 we acquired Covisint, Guidance and Hightail. Covisint was a leading cloud platform for building Identity, Automotive, and IoT applications. Guidance was a leading provider of forensic security solutions. Hightail was a leading cloud service provider for file sharing and creative collaboration.
Below is a summary of the more material acquisitions we have made over the last five fiscal years.
In Fiscal 2018, we completed the following acquisitions:

•	On February 14, 2018, we acquired Hightail for approximately $20.5 million.

•	On September 14, 2017, we acquired Guidance for approximately $240.5 million.

•	On July 26, 2017, we acquired Covisint for approximately $102.8 million.

Prior to Fiscal 2018, we completed the following acquisitions:

•
On January 23, 2017, we acquired certain assets and assumed certain liabilities of the enterprise content division of EMC Corporation, a Massachusetts corporation, and certain of its subsidiaries (ECD Business) for approximately $1.62 billion.

•	On July 31, 2016, we acquired certain customer communications management software services assets and liabilities from HP Inc. (CCM Business) for approximately $315.0 million.

•	On July 20, 2016, we acquired Recommind, a leading provider of eDiscovery and information analytics, based in San Francisco, California, United States, for approximately $170.1 million.

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
Intellectual Property Rights
Our success and ability to compete depends on our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. Our software products are generally licensed to our customers on a non-exclusive basis for internal use in a customer's organization. We also grant rights to our intellectual property to third parties that allow them to market certain of our products on a non-exclusive or limited-scope exclusive basis for a particular application of the product(s) or to a particular geographic area.
We rely on a combination of copyright, patent, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We have obtained or applied for trademark registration for most strategic product names in most major markets. We have a number of U.S. and foreign patents and pending applications, including patents and rights to patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and is typically 20 years from the date of filing of the patent application resulting in the patent. While we believe our intellectual property is valuable and our ability to maintain and protect our intellectual property rights is important to our success, we also believe that our business as a whole is not materially dependent on any particular patent, trademark, license, or other intellectual property right.
For more information on the risks related to our intellectual property rights, see "Risk Factors" included in Item 1A of this Annual Report on Form 10-K.
Employees
As of June 30, 2018, we employed a total of approximately 12,200 individuals. The approximate composition of our employee base is as follows: (i) 2,000 employees in sales and marketing, (ii) 3,300 employees in product development, (iii) 2,800 employees in cloud services, (iv) 1,500 employees in professional services, (v) 1,100 employees in customer support, and

(vi) 1,500 employees in general and administrative roles. We believe that relations with our employees are strong. None of our employees are represented by a labour union, nor do we have collective bargaining arrangements with any of our employees. However, in certain international jurisdictions in which we operate, a “Workers' Council” represents our employees.
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
The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in revenues being recognized from quarter to quarter
The decision by a customer to license our software products or purchase our services often involves a comprehensive implementation process across the customer's network or networks. As a result, the licensing and implementation of our software products and any related services may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant technology implementation projects. Given the significant investment and commitment of resources required by an organization to implement our software products, our sales cycle may be longer compared to other companies within our own industry, as well as companies in other industries. Also, because of changes in customer spending habits, it may be difficult for us to budget, forecast and allocate our resources properly. In weak economic environments, it is not uncommon to see reduced information technology spending. It may take several months, or even several quarters, for marketing opportunities to materialize. If a customer's decision to license our software or purchase our services is delayed or if the implementation of these software products takes longer than originally anticipated, the date on which we may recognize revenues from these licenses or sales would be delayed. Such delays and fluctuations could cause our revenues to be lower than expected in a particular period and we may not be able to adjust our costs quickly enough to offset such lower revenues, potentially negatively impacting our business, operating results and financial condition.
Our success depends on our relationships with strategic partners, distributors and third party service providers and any reduction in the sales efforts by distributors, cooperative efforts from our partners or service from third party providers could materially impact our revenues
We rely on close cooperation with strategic partners for sales and software product development as well as for the optimization of opportunities that arise in our competitive environment. A portion of our license revenues is derived from the licensing of our software products through third parties. Also, a portion of our service revenues may be impacted by the level of service provided by third party service providers relating to Internet, telecommunications and power services. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing distributors or develop a sufficient number of future distributors. Distributors may also give higher priority to the licensing or sale of software products and services other than ours (which could include competitors' products and services) or may not devote sufficient resources to marketing our software products and services. In addition, potential changes or renegotiations of the North American Free

Trade Agreement (NAFTA) as well as tariff changes between the U.S. and Canada could impact our relationships with distributors. The performance of third party distributors and third party service providers is largely outside of our control, and we are unable to predict the extent to which these distributors and service providers will be successful in either marketing and licensing or selling our software products and services or providing adequate Internet, telecommunication and power services so that disruptions and outages are not experienced by our customers. A reduction in strategic partner cooperation or sales efforts, a decline in the number of distributors, a decision by our distributors to discontinue the licensing of our software products or a decline or disruption in third party services could cause users and the general public to perceive our software products and services as inferior and could materially reduce revenues.
If we do not continue to develop technologically advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected
Our success depends upon our ability to design, develop, test, market, license, sell and support new software products and services and enhancements of current products and services on a timely basis in response to both competitive threats and marketplace demands. The software industry is increasingly focused on cloud computing, mobility, social media and SaaS among other continually evolving shifts. In addition, our software products, services, and enhancements must remain compatible with standard platforms and file formats. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create or improve our products. If we are unable to achieve a successful integration with third party software, we may not be successful in developing and marketing our new software products, services, and enhancements. If we are unable to successfully integrate third party software to develop new software products, services, and enhancements to existing software products and services, or to complete the development of new software products and services which we license or acquire from third parties, our operating results will materially suffer. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results will materially suffer. Moreover, if new industry standards emerge that we do not anticipate or adapt to, or with rapid technological change occurring, if alternatives to our services and solutions are developed by our competitors, our software products and services could be rendered less competitive or obsolete, causing us to lose market share and, as a result, harm our business and operating results, and our ability to compete in the marketplace.
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
Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting, cybersecurity and compliance with data privacy laws that are weaker than or otherwise not in conformity with ours
We have a history of acquiring complementary businesses of varying size and organizational complexity. Upon consummating an acquisition, we seek to implement our disclosure controls and procedures, our internal controls over financial reporting as well as procedures relating to cybersecurity and compliance with data privacy laws and regulations at the acquired company as promptly as possible. Depending upon the nature and scale of the business acquired, the implementation of our disclosure controls and procedures as well as the implementation of our internal controls over financial reporting at an acquired company may be a lengthy process and may divert our attention from other business operations. Our integration efforts may periodically expose deficiencies in the disclosure controls and procedures and internal controls over financial reporting as well as procedures relating to cybersecurity and compliance with data privacy laws and regulations of an acquired company that were not identified in our due diligence undertaken prior to consummating the acquisition. If such deficiencies exist, we may not be in a position to comply with our periodic reporting requirements and, as a result, our business and financial condition may be materially harmed.
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
Fluctuations in foreign currency exchange rates could materially affect our financial results
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the month of the transaction. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. In addition, unexpected and dramatic devaluations of currencies in developing, as well as developed, markets could negatively affect our revenues from, and the value of the assets located in, those markets.  Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item “Other income (expense) net” for Fiscal 2018, Fiscal 2017 and Fiscal 2016 were $4.8 million, $3.1 million, and $(1.9) million, respectively. While we use derivative financial instruments to attempt to reduce our net exposure to currency exchange rate fluctuations, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could continue to materially affect our financial results. These risks and their potential impacts may be exacerbated by Brexit and any policy changes resulting from the new U.S. administration. See “-The vote by the United Kingdom to leave the European Union (EU) could adversely affect us.”
Our international operations expose us to business, political and economic risks that could cause our operating results to suffer
We intend to continue to make efforts to increase our international operations and anticipate that international sales will continue to account for a significant portion of our revenues. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, differences in business practices, compliance with domestic and foreign laws (including without limitation domestic and international import and export laws and regulations), costs related to localizing products for foreign markets, costs related to translating and distributing software products in a timely manner, and economic or political instability and uncertainties. International operations also tend to be subject to a longer sales and collection cycle. In addition, regulatory limitations regarding the repatriation of earnings may adversely affect the transfer of cash earned from foreign operations. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers including potential renegotiations of NAFTA. As of the date of filing of this Annual Report on Form 10-K, the results of the renegotiations, including the possibility of U.S. withdrawal from NAFTA, remain unclear. Our business, operating results and financial condition may be adversely impacted by any changes resulting from the NAFTA renegotiations. Additionally, international earnings may be subject to taxation by more than one jurisdiction, which may materially adversely affect our effective tax rate. Also, international expansion may be difficult, time consuming, and costly. These risks and their potential impacts may be exacerbated by Brexit and any policy changes resulting from the new U.S. administration. See “-The vote by the United Kingdom to leave the EU could adversely affect us.” As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, our business, operating results and financial condition will suffer.
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
Unauthorized disclosures and breaches of data security may adversely affect our operations
Most of the jurisdictions in which we operate have laws and regulations relating to data privacy, security and protection of information. We have certain measures to protect our information systems against unauthorized access and disclosure of personal information and of our confidential information and confidential information belonging to our customers. We have policies and procedures in place dealing with data security and records retention. However, there is no assurance that the security measures we have put in place will be effective in every case. Breaches in security could result in a negative impact for us and for our customers, adversely affecting our and our customers' businesses, assets, revenues, brands and reputations and resulting in penalties, fines, litigation, regulatory proceedings and other potential liabilities, in each case depending on the nature of the information disclosed. Security breaches could also affect our relations with our customers, injure our reputation and harm our ability to keep existing customers and to attract new customers. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, and in some cases our agreements with certain customers require us to notify them in the event of a data security incident. Such mandatory disclosures could lead to negative publicity and may cause our current and prospective customers to lose confidence in the effectiveness of our data security measures. These risks to our business may increase as we expand the number of web-based and cloud-based products and services we offer and as we increase the number of countries in which we operate.
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

•
Changes in general political developments, such as the impact of Brexit, any further policy changes resulting from the new U.S. administration, international trade policies and policies taken to stimulate or to preserve national economies including potential changes to NAFTA.

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
Changes in the market price of our Common Shares and credit ratings of our outstanding debt securities could lead to losses for shareholders and debt holders
The market price of our Common Shares and credit ratings of our outstanding debt securities are subject to fluctuations. Such fluctuations in market price or credit ratings may continue in response to: (i) quarterly and annual variations in operating results; (ii) announcements of technological innovations or new products or services that are relevant to our industry; (iii) changes in financial estimates by securities analysts; (iv) changes to the ratings or outlook of our outstanding debt securities by rating agencies; or (v) other events or factors. In addition, financial markets experience significant price and volume fluctuations that particularly affect the market prices of equity securities of many technology companies. These fluctuations have often resulted from the failure of such companies to meet market expectations in a particular quarter, and thus such fluctuations may or may not be related to the underlying operating performance of such companies. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our Common Shares or the credit ratings of our outstanding debt securities. Occasionally, periods of volatility in the market price of a company's securities may lead to the institution of securities class action litigation against a company. If we are subject to such volatility in our stock price, we may be the target of such securities litigation in the future. Such legal action could result in substantial costs to defend our interests and a diversion of management's attention and resources, each of which would have a material adverse effect on our business and operating results.

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
Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, including the Tax Cuts and Jobs Act which was enacted in the United States on December 22, 2017, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years' items, the impact of transactions we complete, future levels of research and development spending, changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. Changes in the tax laws of various jurisdictions in which we do business could result from the base erosion and profit shifting (BEPS) project being undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, a coalition of member countries, has been developing recommendations for international tax rules to address different types of BEPS, including situations in which profits are shifted (or payments are made) from higher tax jurisdictions to lower tax jurisdictions. Adoption of these recommendations (or other changes in law or policy) by the countries in which we do business could adversely affect our provision for income taxes and our effective tax rate. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those that may be described in note 2 “Recent Accounting Pronouncements” in our notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K), and/or any internal restructuring initiatives we may implement from time to time to streamline our operations, can have a material impact on our effective income tax rate. In July 2016, we implemented a reorganization of our subsidiaries worldwide with the view to continuing to enhance operational and administrative efficiencies through further consolidated ownership, management, and development of our intellectual property (IP) in Canada, continuing to reduce the number of entities in our group and working towards our objective of having a single operational legal entity in each jurisdiction.
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
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed the existing US tax laws, including a reduction in the federal corporate tax rate from 35% to 21%, and the transition of US international taxation from a worldwide tax system to a partially territorial tax system. As a result of the enactment of the legislation, the Company incurred a provisional one-time tax expense of $19.0 million for the year ended June 30, 2018, primarily related to the transition tax on accumulated foreign earnings and the re-measurement of certain deferred tax assets and liabilities. The portion of this anticipated increase to tax expense attributable to the transition tax is payable over a period of up to eight years. The impact of the $19.0 million adjustment resulting from the US legislation on the effective tax rate is an increase of 4.9% for the year ended June 30, 2018. The $19.0 million is a provisional amount in respect of Alternative Minimum Tax (AMT), and transition tax on accumulated foreign earnings in accordance with Staff Accounting Bulletin 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). The finalization of the provisional one-time amount is pending finalization of considerations related to undistributed foreign earnings and evaluating whether any portion of our existing AMT credit carryforwards are not expected to be refundable as a result of the repeal of corporate AMT, which may result in changes to the provisional amount during the SAB 118 measurement period. The Company continues to assess the impact of the new law on its consolidated financial statements and anticipates finalizing the determination on or before December 22, 2018 in accordance with SAB 118.
For more details of tax audits to which we are subject and the impact of the recently enacted Tax Cuts and Jobs Act in the United States, see notes 13 "Guarantees and Contingencies" and 14 "Income Taxes", respectively, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

As part of a tax examination by the United States Internal Revenue Service (IRS), we have received a Notice of Proposed Adjustment (NOPA) proposing a material increase to our taxes arising from the reorganization in Fiscal 2010 and an additional NOPA proposing a material increase to our taxes arising in connection with our integration of Global 360 in Fiscal 2012 into the structure that resulted from our reorganization. An adverse outcome of these tax examinations could have a material adverse effect on our financial position and results of operations.
As we have previously disclosed, the United States IRS is examining certain of our tax returns for our fiscal year ended June 30, 2010 (Fiscal 2010) through our fiscal year ended June 30, 2012 (Fiscal 2012), and in connection with those examinations is reviewing our internal reorganization in Fiscal 2010 to consolidate certain intellectual property ownership in Luxembourg and Canada and our integration of certain acquisitions into the resulting structure. We also previously disclosed that the examinations may lead to proposed adjustments to our taxes that may be material, individually or in the aggregate, and that we have not recorded any material accruals for any such potential adjustments in our Consolidated Financial Statements.
We previously disclosed that, as part of these examinations, on July 17, 2015 we received from the IRS an initial Notice of Proposed Adjustment (NOPA) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010, plus penalties and interest, and that we expected to receive an additional NOPA proposing an increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest. We also previously disclosed that the draft NOPA could be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment by assigning a higher value to our intellectual property.
On July 11, 2018, we received from the IRS a revised draft NOPA proposing an increase to our U.S. federal taxes for Fiscal 2010 (the 2010 NOPA) and a draft NOPA proposing an increase to our U.S. federal taxes for Fiscal 2012 (the 2012 NOPA), respectively. A NOPA is an IRS position and does not impose an obligation to pay tax. After evaluation of these NOPAs, we continue to strongly disagree with the IRS’ positions and intend to vigorously contest the proposed adjustments to our taxable income.
We currently estimate our potential aggregate liability, as of June 30, 2018, in connection with these ongoing matters with the IRS, including additional state income taxes plus penalties and interest that may be due, to be approximately $725 million, comprised of approximately $455 million in U.S. federal and state taxes, approximately $105 million of penalties, and approximately $165 million of interest, as further described in Note 13 "Guarantees and Contingencies" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Based on our discussions with the IRS and the fact that the adjustments proposed in these NOPAs reflect the IRS’ own asserted valuations of our intangible property, we do not expect the IRS to further revise the NOPAs to increase any of their proposed adjustments to our U.S. federal income taxes (subject to the continued accrual of interest, as noted above).
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
Our operating results could be adversely affected by any weakening of economic conditions
Our overall performance depends in part on worldwide economic conditions. Certain economies have experienced periods of downturn as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment, volatility in commodity prices and worldwide stock markets, excessive government debt and disruptions to global trade. The severity and length of time that a downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery, are unknown and are beyond our control. Recently, Brexit and its impact on the United Kingdom and the EU, as well as any policy changes resulting from the new U.S. administration, have raised additional concerns regarding economic uncertainties. Moreover, any instability in the global economy affects countries in different ways, at different times and with varying severity, which makes the impact to our business complex and unpredictable. During such downturns, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted or conditions could result in reductions in the licensing of our software products and the sale of cloud and other services, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivables, slower adoption of new technologies and increased price competition. In addition, deterioration of the global credit markets could adversely impact our ability to complete licensing transactions and services transactions, including maintenance and support renewals. Any of these events, as well as a general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending could delay or decrease our revenues and therefore have a material adverse effect on our business, operating results and financial condition.
Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, may adversely impact our business
Our business depends on the processing of personal data, including data transfer between our affiliated entities, to and from our business partners and customers, and with third-party service providers. The laws and regulations relating to personal data constantly evolve, as federal, state and foreign governments continue to adopt new measures addressing data privacy and processing (including collection, storage, transfer, disposal and use) of personal data. Moreover, the interpretation and application of many existing or recently enacted privacy and data protection laws and regulations in the European Union, the U.S. and elsewhere are uncertain and fluid, and it is possible that such laws and regulations may be interpreted or applied in a manner that is inconsistent with our existing data management practices or the features of our products and services. Any such new laws or regulations, any changes to existing laws and regulations and any such interpretation or application may affect demand for our products and services, impact our ability to effectively transfer data across borders in support of our business operations, or increase the cost of providing our products and services. Additionally, any actual or perceived breach of such laws or regulations may subject us to claims and may lead to administrative, civil, or criminal liability, as well as reputational harm to our Company and its employees. We could also be required to fundamentally change our business activities and practices, or modify our products and services, which could have an adverse effect on our business.
In the U.S., various laws and regulations apply to the collection, processing, transfer, disposal, unauthorized disclosure and security of personal data. For example, data protection laws passed by most states within the U.S. require notification to users when there is a security breach for personal data. Additionally, the Federal Trade Commission (FTC) and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, transfer and security of data. The U.S. Congress and state legislatures, along with federal regulatory authorities have recently increased their attention to matters concerning personal data, and this may result in new legislation which could increase the cost of compliance. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us or our clients.
In the European Union, some of our operations are subject to the European Union’s General Data Protection Regulation (GDPR), which took effect from May 25, 2018. The GDPR introduces a number of new obligations for subject companies and we will need to continue dedicating financial resources and management time to GDPR compliance in the coming months. The GDPR enhances the obligations placed on companies that control or process personal data including, for example, expanded disclosures about how personal data is to be used, new mechanisms for obtaining consent from data subjects, new controls for data subjects with respect to their personal data (including by enabling them to exercise rights to erasure and data portability), limitations on retention of personal data and mandatory data breach notifications. Additionally, the GDPR places companies under new obligations relating to data transfers and the security of the personal data they process. The GDPR provides that supervisory authorities in the European Union may impose administrative fines for certain infringements of the GDPR of up to EUR 20,000,000 or 4% of an undertaking’s total, worldwide, annual turnover of the preceding financial year, whichever is higher. Individuals who have suffered damage as a result of a subject company’s non-compliance with the GDPR also have the right to seek compensation from such company. Given the breadth of the GDPR, compliance with its requirements is likely to continue to require significant expenditure of resources on an ongoing basis, and there can be no assurance that the measures we have taken for the purposes of compliance will be successful in preventing breach of the GDPR. Given the potential fines, liabilities and damage to our reputation in the event of an actual or perceived breach of the GDPR, such a breach may have an adverse effect on our business and operations.

Outside of the U.S. and the European Union, many jurisdictions have adopted or are adopting new data privacy laws that may impose further onerous compliance requirements, such as data localization, which prohibits companies from storing outside the jurisdiction data relating to resident individuals. The proliferation of such laws within the jurisdictions in which we operate may result in conflicting and contradictory requirements, particularly in relation to evolving technologies such as cloud computing. Any failure to successfully navigate the changing regulatory landscape could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, results of operations and financial condition.
Privacy-related claims or lawsuits initiated by governmental bodies, customers or other third parties, whether meritorious or not, could be time consuming, result in costly regulatory proceedings, litigation, penalties and fines, or require us to change our business practices, sometimes in expensive ways, or other potential liabilities. Unfavorable publicity regarding our privacy practices could injure our reputation, harm our ability to keep existing customers or attract new customers or otherwise adversely affect our business, assets, revenue, brands and reputation.
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
As of June 30, 2018, our credit facilities consisted of a $1 billion term loan facility (Term Loan B) and a $450 million committed revolving credit facility (the Revolver). Borrowings under Term Loan B and the Revolver, if any, are or will be secured by a first charge over substantially all of our assets.
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
As of June 30, 2018, we also have $800 million in aggregate principal amount of our 5.625% senior unsecured notes due 2023 (Senior Notes 2023) and $850 million in aggregate principal amount of our 5.875% senior unsecured notes due 2026 (Senior Notes 2026, and with the Senior Notes 2023, the Senior Notes) outstanding, both respectively issued in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Our failure to comply with any of the covenants that are included in the indentures governing the Senior Notes could result in a default under the terms thereof, which could result in all or a portion of the Senior Notes to be immediately due and payable.

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
For more details see note 10 "Long-Term Debt" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Changes in generally accepted accounting principles may materially adversely affect our reported results of operations or financial position.
From time to time, the Financial Accounting Standards Board (FASB) issues new accounting principles. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, with amendments in 2015, 2016 and 2017, which creates new Accounting Standards Codification Topic 606 (Topic 606) that will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (GAAP) when it becomes effective for us in the first quarter of Fiscal 2019. Under Topic 606, more judgment and estimates will be required within the revenue recognition process than are required under existing GAAP. In connection with our adoption of Topic 606, we are developing new policies and processes based on the changes in revenue recognition guidance and implementing a new revenue recognition accounting system. Such changes and any difficulties implementing such changes could materially adversely affect our reported financial results and the effectiveness of our internal controls over financial reporting.
For more details see note 2 "Accounting Policies and Recent Accounting Pronouncements" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Certain of our products may be perceived as, or determined by the courts to be, a violation of privacy rights and related laws. Any such perception or determination could adversely affect our revenues and results of operations.
Because of the nature of certain of our products, including those relating to digital investigations, potential customers and purchasers of our products or the public in general may perceive that use of these products may result in violations of their individual privacy rights. In addition, certain courts or regulatory authorities could determine that the use of our software solutions or other products is a violation of privacy laws, particularly in jurisdictions outside of the United States. Any such determination or perception by potential customers, the general public, government entities or the judicial system could harm our reputation and adversely affect our revenues and results of operations.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel, totaling approximately 336,000 square feet of owned facilities and approximately 2,501,000 square feet of leased facilities.
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
Leased Facilities
We lease approximately 2,501,000 square feet both domestically and internationally. Our significant facilities include the following:

•	Hyderabad facility, located in India, totaling approximately 230,000 square feet;

•	Makati City facility, located in Manila, Philippines, totaling approximately 135,000 square feet;

•	Bangalore facility, located in India, totaling approximately 133,000 square feet;

•	Grasbrunn facility, located in Germany, totaling approximately 123,000 square feet of office and storage;

•	San Mateo facility, located in California, United States, totaling approximately 108,000 square feet;

•	Richmond Hill facility, located in Ontario, Canada, totaling approximately 101,000 square feet;

•	Pasadena facility, located in California, United States, totaling approximately 90,000 square feet;

•	Gaithersburg facility, located in Maryland, United States, totaling approximately 84,000 square feet;

•	Reading facility, located in Reading, UK, totaling approximately 53,000 square feet; and

•	Tinton Falls facility, located in New Jersey, United States, totaling approximately 45,000 square feet;
Due to restructuring and merger integration initiatives, we have vacated approximately 354,000 square feet of our leased properties. The vacated space has either been sublet or is being actively marketed for sublease or disposition.
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
For more information regarding litigation and the status of certain regulatory and tax proceedings, please refer to Part I, Item 1A "Risk Factors" and to note 13 “Guarantees and Contingencies” to our Consolidated Financial Statements, which are set forth in Part IV, under Item 15 of this Annual Report on Form 10-K.
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

	NASDAQ (in USD)		TSX (in CAD)
	High	Low	High	Low
Fiscal Year Ended June 30, 2018:
Fourth Quarter	$36.77	$33.26	$48.12	$42.55
Third Quarter	$40.31	$33.19	$49.49	$41.34
Second Quarter	$35.80	$32.05	$45.39	$40.22
First Quarter	$34.98	$30.92	$44.09	$38.65

Fiscal Year Ended June 30, 2017:
Fourth Quarter	$35.21	$30.88	$48.28	$40.19
Third Quarter	$35.07	$30.58	$46.45	$41.05
Second Quarter	$32.79	$29.30	$43.56	$38.92
First Quarter	$33.42	$28.85	$43.75	$37.55
On June 30, 2018, the closing price of our Common Shares on the NASDAQ was $35.19 per share, and on the TSX was Canadian $46.27 per share.
As at June 30, 2018, we had 343 shareholders of record holding our Common Shares of which 294 were U.S. shareholders.
Unregistered Sales of Equity Securities
None.
Dividend Policy
We currently expect to continue paying cash dividends on a quarterly basis. However, future declarations of dividends are subject to the final determination of our Board of Directors, in its discretion, based on a number of factors that it deems relevant, including our financial position, results of operations, available cash resources, cash requirements and alternative uses of cash that our Board of Directors may conclude would be in the best interest of our shareholders. Our dividend payments are subject to relevant contractual limitations, including those in our existing credit agreements and to solvency conditions established under the Canada Business Corporations Act (CBCA), the statute under which we are incorporated. We have historically declared dividends in U.S. dollars, but registered shareholders can elect to receive dividends in U.S. dollars or Canadian dollars by contacting the Company's transfer agent.
In Fiscal 2018, our Board of Directors declared the following dividends:

Declaration Date	Dividend per Share	Record Date	Total amount (in thousands of U.S. dollars)	Payment Date
5/8/2018	$0.1518	6/8/2018	$40,617	6/29/2018
1/30/2018	$0.1320	3/2/2018	$35,168	3/23/2018
11/1/2017	$0.1320	12/1/2017	$34,811	12/20/2017
8/2/2017	$0.1320	9/1/2017	$35,017	9/22/2017

In Fiscal 2017, our Board of Directors declared the following dividends:

Declaration Date	Dividend per Share	Record Date	Total amount (in thousands of U.S. dollars)	Payment Date
5/5/2017	$0.1320	5/26/2017	$34,628	6/17/2017
2/1/2017	$0.1150	3/3/2017	$30,303	3/27/2017
11/3/2016	$0.1150	12/2/2016	$27,859	12/22/2016
7/26/2016	$0.1150	8/26/2016	$27,791	9/16/2016
Stock Purchases
No shares were repurchased during the three months ended June 30, 2018.
Stock Performance Graph and Cumulative Total Return
The following graph compares for each of the five fiscal years ended June 30, 2018, the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:

•	an index of companies in the software application industry (S&P North American Technology-Software Index);

•	the NASDAQ Composite Index; and

•	the S&P/TSX Composite Index.
The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2013, as compared with the cumulative return on a $100 investment in the S&P North American Technology-Software Index, the NASDAQ Composite Index and the S&P/TSX Composite Index (the Indices) made on the same day. Dividends declared on securities comprising the respective Indices and declared on our Common Shares are assumed to be reinvested. The performance of our Common Shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

The chart below provides information with respect to the value of $100 invested on June 30, 2013 in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

	June 30, 2013	June 30, 2014	June 30, 2015	June 30, 2016	June 30, 2017	June 30, 2018
Open Text Corporation	$100.00	$142.06	$121.76	$180.72	$195.57	$221.79
S&P North American Technology-Software Index	$100.00	$127.52	$148.34	$159.26	$208.21	$279.19
NASDAQ Composite	$100.00	$131.17	$150.10	$147.58	$189.34	$234.02
S&P/TSX Composite	$100.00	$126.97	$107.23	$102.92	$114.18	$124.57

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
United States Tax Matters
U.S. residents
The following discussion summarizes certain U.S. federal income tax considerations relevant to an investment in the Common Shares by a U.S. holder. For purposes of this summary, a “U.S. holder” is a beneficial owner of Common Shares that holds such shares as capital assets under the U.S. Internal Revenue Code of 1986, as amended (the Code), and is a citizen or resident of the United States and not of Canada, a corporation organized under the laws of the United States or any political subdivision thereof, or a person that is otherwise subject to U.S. federal income tax on a net income basis in respect of Common Shares. It does not address any aspect of U.S. federal gift or estate tax, or of state, local or non-U.S. tax laws and does not address aspects of U.S. federal income taxation applicable to U.S. holders holding options, warrants or other rights to acquire Common Shares. Further, this discussion does not address the U.S. federal income tax consequences to U.S. holders that are subject to special treatment under U.S. federal income tax laws, including, but not limited to U.S. holders owning directly, indirectly or by attribution 10% or more of the voting power or value of the Company's stock; broker-dealers; banks or insurance companies; financial institutions; regulated investment companies; taxpayers who have elected mark-to-market accounting; tax-exempt organizations; taxpayers who hold Common Shares as part of a “straddle,” “hedge,” or “conversion transaction” with other investments; individual retirement or other tax-deferred accounts; taxpayers whose functional currency is not the U.S. dollar; partnerships or the partners therein; S corporations; or U.S. expatriates.
The discussion is based upon the provisions of the Code, the Treasury regulations promulgated thereunder, the Convention Between the United States and Canada with Respect to Taxes on Income and Capital, together with related Protocols and Competent Authority Agreements (the Convention), the administrative practices published by the IRS and U.S. judicial decisions, all of which are subject to change. This discussion does not consider the potential effects, both adverse and beneficial, of any recently proposed legislation which, if enacted, could be applied, possibly on a retroactive basis, at any time.

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
Passive Foreign Investment Company Rules
Special U.S. federal income tax rules apply to U.S. persons owning shares of a PFIC. The Company will be classified as a PFIC in a particular taxable year if either: (i) 75 percent or more of the Company’s gross income for the taxable year is passive income, or (ii) the average percentage of the value of the Company’s assets that produce or are held for the production of passive income is at least 50 percent. If the Company is treated as a PFIC for any year, U.S. holders may be subject to adverse tax consequences upon a sale, exchange, or other disposition of the Common Shares, or upon the receipt of certain “excess distributions” in respect of the Common Shares. Dividends paid by a PFIC are not qualified dividends eligible for taxation at preferential rates. Based on audited consolidated financial statements, we believe that the Company was not treated as a PFIC for U.S. federal income tax purposes with respect to its 2017 or 2018 taxable years. In addition, based on a review of the Company’s audited consolidated financial statements and its current expectations regarding the value and nature of its assets and the sources and nature of its income, the Company does not anticipate being treated as a PFIC for the 2019 taxable year.

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
The following table summarizes our selected consolidated financial data for the periods indicated. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income and balance sheet data for each of the five fiscal years indicated below has been derived from our audited Consolidated Financial Statements. Over the last five fiscal years we have acquired a number of companies including, but not limited to Hightail, Guidance, Covisint, ECD Business, CCM Business, Recommind, ANX, CEM Business, Daegis, Actuate, and GXS. The results of these companies and all of our previously acquired companies have been included herein and have contributed to the growth in our revenues, net income and net income per share and such acquisitions affect period-to-period comparability.

	Fiscal Year Ended June 30,
	2018	2017	2016	2015	2014
(In thousands, except per share data)
Statement of Income Data:
Revenues	$2,815,241	$2,291,057	$1,824,228	$1,851,917	$1,624,699
Net income, attributable to OpenText(1)	$242,224	$1,025,659	$284,477	$234,327	$218,125
Net income per share, basic, attributable to OpenText(1)	$0.91	$4.04	$1.17	$0.96	$0.91
Net income per share, diluted, attributable to OpenText(1)	$0.91	$4.01	$1.17	$0.95	$0.90
Weighted average number of Common Shares outstanding, basic	266,085	253,879	242,926	244,184	239,348
Weighted average number of Common Shares outstanding, diluted	267,492	255,805	244,076	245,914	241,152
(1) Fiscal 2017 included a significant one-time tax benefit of $876.1 million recorded in the first quarter of Fiscal 2017.

	As of June 30,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total assets	$7,765,029	$7,480,562	$5,154,144	$4,353,330	$3,847,205
Total Long-term liabilities	$3,053,172	$2,820,200	$2,503,918	$1,899,086	$1,564,890
Cash dividends per Common Share	$0.5478	$0.4770	$0.4150	$0.3588	$0.3113

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, "might", "will" and other similar language, as they relate to Open Text Corporation (“OpenText” or the “Company”), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to: (i) statements about our focus in the fiscal year beginning July 1, 2018 and ending June 30, 2019 (Fiscal 2019) on growth in earnings and cash flows; (ii) creating value through investments in broader Enterprise Information Management (EIM) capabilities; (iii) our future business plans and business planning process; (iv) statements relating to business trends; (v) statements relating to distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases and the timing thereof; (viii) the Company’s financial conditions, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment including the new tax reform legislation enacted through the Tax Cuts and Jobs Act in the United States and its impact on our business; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) statements about the impact of Magellan and Release 16; and (xxiii) other matters.
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (ii) the potential for the incurrence of or assumption of debt in connection with acquisitions and the impact on the ratings or outlooks of rating agencies on our outstanding debt securities; (iii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (iv) the risks associated with bringing new products and services to market; (v) fluctuations in currency exchange rates (including as a result of the impact of Brexit and any policy changes resulting from the new U.S. administration); (vi) delays in the purchasing decisions of the Company’s customers; (vii) the competition the Company faces in its industry and/or marketplace; (viii) the final determination of litigation, tax audits (including tax examinations in the United States, Canada or elsewhere) and other legal proceedings; (ix) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, U.S. or international tax regimes; (x) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xi) the continuous commitment of the Company’s customers; (xii) demand for the Company’s products and services; (xiii) increase in exposure to international business risks (including as a result of the impact of Brexit and any policy changes resulting from the new U.S. administration, including potential renegotiation of NAFTA) as we continue to increase our international operations; (xiv) inability to raise capital at all or on not unfavorable terms in the future; (xv) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xvi) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement including General Data Protection Regulation (GDPR) and Country by Country Reporting; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the EIM market; (ix) the Company’s competitive position in the EIM market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the EIM marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security breaches in connection with the Company's offerings and information technology systems generally; and (xiv) failure to attract and retain key personnel to develop and effectively manage the Company's business.
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
All dollar and percentage comparisons made herein under the sections titled "Fiscal 2018 compared to Fiscal 2017" refer to the twelve months ended June 30, 2018 (Fiscal 2018) compared with the twelve months ended June 30, 2017 (Fiscal 2017). All dollar and percentage comparisons made herein under the sections titled "Fiscal 2017 compared to Fiscal 2016" refer to Fiscal 2017 compared with the twelve months ended June 30, 2016 (Fiscal 2016).
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.
EXECUTIVE OVERVIEW
We operate in the Enterprise Information Management (EIM) market where we enable the intelligent and connected enterprise. We develop enterprise software to support businesses in becoming digital businesses and governments in becoming digital governments. The OpenText comprehensive EIM platform and suite of software products and services provide secure and scalable solutions for global companies and governments around the world. With our software, organizations manage a valuable asset - information. Information that is made more valuable by connecting it to digital business processes, information that is protected and secure throughout its entire lifecycle, information that captivates customers, and information that connects and fuels some of the world's largest digital supply chains in manufacturing, retail, and financial services. With Artificial Intelligence (AI) from OpenText, our customers leverage their information for automation, insights, predictions, and ultimately better decision making.
We offer software through traditional on-premises solutions, cloud solutions or a combination of both. We believe our customers will operate in hybrid on-premises and cloud environments, and we are ready to support the delivery method the customer prefers. In providing choice and flexibility, we strive to maximize the lifetime value of the relationship with our customers.
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. We are a multinational company and as of June 30, 2018, employed approximately 12,200 people worldwide.
Our ticker symbol on both the NASDAQ and the TSX is "OTEX".
Fiscal 2018 Summary:
During Fiscal 2018 we saw the following activity:

•	Total revenue was $2,815.2 million, up 22.9% compared to the prior fiscal year; up 19.7% after factoring the impact of $72.6 million of foreign exchange rate changes.

•
Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $2,061.5 million, up 22.2% compared to the prior fiscal year; up 19.4% after factoring the impact of $47.5 million of foreign exchange rate changes.

•	Cloud services and subscriptions revenue was $829.0 million, up 17.5% compared to the prior fiscal year; up 16.0% after factoring the impact of $10.4 million of foreign exchange rate changes.

•	License revenue was $437.5 million, up 18.5% compared to the prior fiscal year; up 14.8% after factoring the impact of $13.9 million of foreign exchange rate changes.

•	GAAP-based EPS, diluted, was $0.91 compared to $4.01 in the prior fiscal year. Fiscal 2017 included a significant one-time tax benefit of $876.1 million recorded in the first quarter of Fiscal 2017.

•	Non-GAAP-based EPS, diluted, was $2.56 compared to $2.02 in the prior fiscal year.

•	GAAP-based gross margin was 66.2% compared to 66.7% in the prior fiscal year.

•	Non-GAAP-based gross margin was 73.0% compared to 72.6% in the prior fiscal year.

•	GAAP-based operating margin was 18.0% compared to 15.4% in the prior fiscal year.

•	Non-GAAP-based operating margin was 33.1% compared to 31.8% in the prior fiscal year.

•
GAAP-based net income attributable to OpenText was $242.2 million compared to $1,025.7 million in the prior fiscal year. Fiscal 2017 included a significant one-time tax benefit of $876.1 million recorded in the first quarter of Fiscal 2017.

•	Non-GAAP-based net income attributable to OpenText was $683.6 million compared to $517.7 million in the prior fiscal year.

•	Adjusted EBITDA was $1,019.1 million compared to $792.5 million in the prior fiscal year.

•	Operating cash flow was $709.9 million, up 61.6% from the prior fiscal year.

•	Cash and cash equivalents was $682.9 million as of June 30, 2018, compared to $443.4 million as of June 30, 2017.
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

Outlook for Fiscal 2019
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
While acquiring companies is one of our leading growth drivers, our growth strategy also includes organic growth through ongoing innovation. We believe we create sustained value through new innovation by expanding distribution and continually adding value to our installed base of customers. This fiscal year we invested approximately $323 million in research and development (R&D) or approximately 11% of revenue, in line with our target to spend approximately 11% to 13% of revenues for R&D this fiscal year. We believe our ability to leverage our global presence is helpful to our organic growth initiatives.
We have developed an AI platform called “OpenText Magellan” (Magellan). Magellan incorporates Apache Spark, the powerful, open source computing foundation that lets customers take advantage of the flexibility, extensibility, and diversity of an open product stack while maintaining full ownership of their data and algorithms. As our enterprise software has historically been focused on managing data and content archives, we believe we are well positioned to turn these archives of data into active “data lakes” and we believe we can develop AI to transform this digital information into useful knowledge and insight for our customers.
We have also developed a platform called OpenText Release 16 (Release 16), which was released in April 2016. Release 16 helps organizations with their digital transformation by digitizing information, experiences, processes and supply chains, to create a better way to work within their enterprise. Release 16 also has a major focus on analysis and reporting across all product lines and use cases. It offers customers a coordinated platform for digital transformation that is intended to yield the benefits of scale and single-vendor interaction. We have made significant investments to our cloud infrastructure over the past couple of years, and now with Release 16, virtually all of our products are available in the "OpenText Cloud". Over the past year, OpenText has released Enhancement Packs (EP3 and EP4) to further address customer and market requirements.
We see a continued opportunity to help our customers become “digital businesses” and, with Magellan and Release 16 as well as our recent acquisitions and continued efforts in R&D, we believe we have a strong platform to integrate personalized analytics and insights into our OpenText EIM suites of products, which will further our vision to “Empower the Intelligent and Connected Enterprise” and strengthen our position as a leader in EIM.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates. Significant Accounting Policies in the Notes to the Consolidated Financial Statements contains a summary of the significant accounting policies that we use. Many of these accounting policies involve complex situations and require a high degree of judgment, either in the application and interpretation of existing accounting literature or in the development of estimates that affect our financial statements. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

(i)	Revenue recognition,

(ii)	Goodwill,

(iii)	Acquired intangibles, and

(iv)	Income taxes.
For a full discussion of all our accounting policies, please see Note 2 "Accounting Policies and Recent Accounting Pronouncements" to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Our multiple-element sales arrangements include arrangements where software licenses and the associated post contract customer support (PCS) are sold together. We have established VSOE of the fair value of the undelivered PCS element based on the contracted price for renewal PCS included in the original multiple element sales arrangement, as substantiated by contractual terms and our significant PCS renewal experience, from our existing worldwide base. Our multiple element sales arrangements generally include irrevocable rights for the customer to renew PCS after the bundled term ends. The customer is not subject to any economic or other penalty for failure to renew. Further, the renewal PCS options are for services comparable to the bundled PCS and cover similar terms. It is our experience that customers generally exercise their renewal PCS option. In the renewal transaction, PCS is sold on a stand-alone basis to the licensees one year or more after the original multiple element sales arrangement. The exercised renewal PCS price is consistent with the renewal price in the original multiple element sales arrangement, although an adjustment to reflect consumer price index changes is common.
If VSOE of fair value does not exist for all undelivered elements, all revenues are deferred until sufficient evidence exists or revenue is recognized over the term of the last undelivered element.
Cloud services and subscription revenues consist of (i) software as a service (SaaS) offerings (ii) managed service arrangements and (iii) subscription revenues relating to on premise offerings.  The customer contracts for each of these three offerings are long term contracts (greater than twelve months) and are based on the customer’s usage over the contract period. The revenue associated with such contracts is recognized once usage has been measured, the fee is fixed and determinable and collection is probable.
In certain managed services arrangements, we sell transaction processing along with implementation and start-up services. Start-up services performed as part of the core implementation may include: infrastructure assessment and capacity planning, provisioning of infrastructure, customer connectivity and other initial setup activities. These sets of services do not have stand-alone value and, therefore, they do not qualify as separate units of accounting and are not separated. We believe these services do not have stand-alone value as the customer only receives value from these services in conjunction with the use of the related transaction processing service, we do not sell such services separately, and the output of such services cannot be re-sold by the customer. Revenues related to start-up services are recognized over the longer of the contract term or the estimated customer life. In some arrangements, we also sell distinct implementation and professional services that do have stand-alone value and can be separated from other elements in the arrangement. To the extent that they can be separately identified, the revenue related to these services is recognized as the service is performed; otherwise they are recognized in the same pattern as discussed above. In some arrangements, we also sell professional services as a separate single element arrangement. The revenue related to these services is recognized as the service is performed. We defer all direct and relevant start-up costs associated with non-distinct start-up and core implementation activities of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues. All other costs related to distinct implementation and professional services arrangements are recognized as the services is performed and expensed as incurred.
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
We may enter into certain long-term sales contracts involving the sale of integrated solutions that include the modification and customization of software and the provision of services that are essential to the functionality of the other elements in this arrangement. As prescribed by ASC Topic 985-605, we recognize revenues from such arrangements in accordance with the contract accounting guidelines in ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (Topic 605-35), after evaluating for separation of any non-Topic 605-35 elements in accordance with the provisions of ASC Topic 605-25, “Multiple-Element Arrangements” (Topic 605-25). When circumstances exist that allow us to make reasonably dependable estimates of contract revenues, contract costs and the progress of the contract to completion, we account for sales under such long-term contracts using the percentage-of-completion (POC) method of accounting. Under the POC method, we measure progress towards completion based upon an input measure and calculate this as the proportion of the actual hours incurred compared to the total estimated hours. For training and integration services rendered under such contracts, revenues are recognized as the services are rendered. We will review, on a quarterly basis, the total estimated remaining costs to completion for each of these contracts and apply the impact of any changes on the POC prospectively. If at any time we anticipate that the estimated remaining costs to completion will exceed the value of the contract, the resulting loss will be recognized immediately.
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
Please also refer to "Recent Accounting Pronouncements" within Note 2 "Accounting Policies and Recent Accounting Pronouncements" to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion of our upcoming adoption of Topic 606 "Revenue from Contracts with Customers".
As noted further in Note 2 "Accounting Policies and Recent Accounting Pronouncements" to our Consolidated Financial Statements included in this Annual Report on Form 10-K, Topic 606 supersedes the revenue recognition requirements in Topic 605 and nearly all other existing revenue recognition guidance under U.S. GAAP. We will be adopting Topic 606 using the cumulative effect approach when this guidance becomes effective for us, starting in the first quarter of Fiscal 2019.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The carrying amount of goodwill is periodically reviewed for impairment (at a minimum annually) and whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable.
Our operations are analyzed by management and our chief operating decision maker (CODM) as being part of a single industry segment: the design, development, marketing and sales of EIM software and solutions. Therefore, our goodwill impairment assessment is based on the allocation of goodwill to a single reporting unit.
We initially perform a qualitative assessment to test our reporting unit's goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the second step of the impairment test is performed. In the second step of the impairment test, we estimate the fair value of our reporting unit and compare it to its carrying value. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired. If the carrying value of the net assets of our reporting unit exceeds its fair value, then an impairment loss equal to the difference, but not exceeding the total carrying value of goodwill allocated to the reporting unit, would be recorded.
Our annual impairment analysis of goodwill was performed as of April 1, 2018. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2018.

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

Summary of Results of Operations

	Year Ended June 30,
(In thousands)	2018	Change increase (decrease)	2017	Change increase (decrease)	2016
Total Revenues by Product Type:
License	$437,512	$68,368	$369,144	$85,434	$283,710
Cloud services and subscriptions	828,968	123,473	705,495	104,477	601,018
Customer support	1,232,504	251,402	981,102	234,693	746,409
Professional service and other	316,257	80,941	235,316	42,225	193,091
Total revenues	2,815,241	524,184	2,291,057	466,829	1,824,228
Total Cost of Revenues	951,411	189,020	762,391	188,391	574,000
Total GAAP-based Gross Profit	1,863,830	335,164	1,528,666	278,438	1,250,228
Total GAAP-based Gross Margin %	66.2%		66.7%		68.5%
Total GAAP-based Operating Expenses	1,358,427	182,693	1,175,734	294,069	881,665
Total GAAP-based Income from Operations	$505,403	$152,471	$352,932	$(15,631)	$368,563

% Revenues by Product Type:
License	15.6%		16.1%		15.6%
Cloud services and subscriptions	29.4%		30.8%		32.9%
Customer support	43.8%		42.8%		40.9%
Professional service and other	11.2%		10.3%		10.6%

Total Cost of Revenues by Product Type:
License	$13,693	$61	$13,632	$3,336	$10,296
Cloud services and subscriptions	364,091	63,836	300,255	56,234	244,021
Customer support	134,089	11,336	122,753	32,892	89,861
Professional service and other	253,670	58,475	195,195	39,611	155,584
Amortization of acquired technology-based intangible assets	185,868	55,312	130,556	56,318	74,238
Total cost of revenues	$951,411	$189,020	$762,391	$188,391	$574,000

% GAAP-based Gross Margin by Product Type:
License	96.9%		96.3%		96.4%
Cloud services and subscriptions	56.1%		57.4%		59.4%
Customer support	89.1%		87.5%		88.0%
Professional service and other	19.8%		17.0%		19.4%

Total Revenues by Geography:(1)
Americas (2)	$1,619,634	$262,215	$1,357,419	$308,320	$1,049,099
EMEA (3)	917,767	197,207	720,560	109,613	610,947
Asia Pacific (4)	277,840	64,762	213,078	48,896	164,182
Total revenues	$2,815,241	$524,184	$2,291,057	$466,829	$1,824,228

% Revenues by Geography:
Americas (2)	57.5%		59.2%		57.5%
EMEA (3)	32.6%		31.5%		33.5%
Asia Pacific (4)	9.9%		9.3%		9.0%

	Year Ended June 30,
	2018	2017		2016
GAAP-based gross margin	66.2%	66.7%		68.5%
GAAP-based operating margin	18.0%	15.4%		20.2%
GAAP-based EPS, diluted	$0.91	$4.01	(6)	$1.17
Net income, attributable to OpenText	$242,224	$1,025,659	(6)	$284,477
Non-GAAP-based gross margin (5)	73.0%	72.6%		72.8%
Non-GAAP-based operating margin (5)	33.1%	31.8%		33.8%
Non-GAAP-based EPS, diluted (5)	$2.56	$2.02		$1.77
Adjusted EBITDA (5)	$1,019,061	$792,517		$671,737

(1)	Total revenues by geography are determined based on the location of our end customer.
(2)	Americas consists of countries in North, Central and South America.
(3)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(4)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(5)	See "Use of Non-GAAP Financial Measures" (discussed later in this MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
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

	Year Ended June 30,
(In thousands)	2018	Change increase (decrease)	2017	Change increase (decrease)	2016
License Revenues:
Americas	$207,655	$29,257	$178,398	$46,760	$131,638
EMEA	170,631	23,788	146,843	20,919	125,924
Asia Pacific	59,226	15,323	43,903	17,755	26,148
Total License Revenues	437,512	68,368	369,144	85,434	283,710
Cost of License Revenues	13,693	61	13,632	3,336	10,296
GAAP-based License Gross Profit	$423,819	$68,307	$355,512	$82,098	$273,414
GAAP-based License Gross Margin %	96.9%		96.3%		96.4%

% License Revenues by Geography:
Americas	47.5%		48.3%		46.4%
EMEA	39.0%		39.8%		44.4%
Asia Pacific	13.5%		11.9%		9.2%

Fiscal 2018 Compared to Fiscal 2017
License revenues increased by $68.4 million during Fiscal 2018 as compared to the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $13.9 million. Geographically, the overall increase was attributable to an increase in Americas of $29.3 million, an increase in EMEA of $23.8 million and an increase in Asia Pacific of $15.3 million. During Fiscal 2018, we closed 140 license deals greater than $0.5 million, of which 58 deals were greater than $1.0 million. This is compared to 125 deals in Fiscal 2017, of which 50 deals were greater than $1.0 million. The increase in license deals has contributed to higher license revenues in the current fiscal year.
Cost of license revenues remained relatively stable during Fiscal 2018, as compared to the prior fiscal year. Overall, the gross margin percentage on license revenues increased slightly to approximately 97% from approximately 96%.
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
Cost of license revenues increased by $3.3 million during Fiscal 2017 as compared to the prior fiscal year as a result of an increase in third party technology costs relating to a broad range of products that we have inherited from our recent acquisitions. Overall, the gross margin percentage on license revenues remained relatively stable at 96%.
2)    Cloud Services and Subscriptions:
Cloud services and subscription revenues consist of (i) SaaS offerings, (ii) managed service arrangements and (iii) subscription revenues relating to on premise offerings. These offerings allow our customers to make use of OpenText software, services and content over Internet enabled networks supported by OpenText data centers. These web applications allow customers to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in related hardware infrastructure. Revenues are generated on several transactional usage-based models, are typically billed monthly in arrears, and can therefore fluctuate from period to period. Certain service fees are occasionally charged to customize hosted software for some customers and are either amortized over the estimated customer life, in the case of setup fees, or recognized in the period they are provided.
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

	Year Ended June 30,
(In thousands)	2018	Change increase (decrease)	2017	Change increase (decrease)	2016
Cloud Services and Subscriptions:
Americas	$555,223	$70,216	$485,007	$86,294	$398,713
EMEA	191,520	40,673	150,847	13,059	137,788
Asia Pacific	82,225	12,584	69,641	5,124	64,517
Total Cloud Services and Subscriptions Revenues	828,968	123,473	705,495	104,477	601,018
Cost of Cloud Services and Subscriptions Revenues	364,091	63,836	300,255	56,234	244,021
GAAP-based Cloud Services and Subscriptions Gross Profit	$464,877	$59,637	$405,240	$48,243	$356,997
GAAP-based Cloud Services and Subscriptions Gross Margin %	56.1%		57.4%		59.4%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	67.0%		68.7%		66.3%
EMEA	23.1%		21.4%		22.9%
Asia Pacific	9.9%		9.9%		10.8%
Fiscal 2018 Compared to Fiscal 2017
Cloud services and subscriptions revenues increased by $123.5 million during Fiscal 2018 as compared to the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $10.4 million. Geographically, the overall change was attributable to an increase in Americas of $70.2 million, an increase in EMEA of $40.7 million and an increase in Asia Pacific of $12.6 million. The number of Cloud services deals greater than $1.0 million that closed during Fiscal 2018 was 46 deals, compared to 51 in Fiscal 2017.
Cost of Cloud services and subscriptions revenues increased by $63.8 million during Fiscal 2018 as compared to the prior fiscal year, primarily due to (i) an increase in labour-related costs of approximately $59.7 million, predominantly on account of recent acquisitions, (ii) an increase in third party network usage fees of $3.0 million and (iii) an increase in other miscellaneous costs of $1.1 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased slightly to approximately 56% from approximately 57%.
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
3)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, with customer renewal options. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the quarter ended June 30, 2018, our Customer support renewal rate was approximately 91%, stable compared with the Customer support renewal rate during the quarter ended June 30, 2017.

Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Year Ended June 30,
(In thousands)	2018	Change increase (decrease)	2017	Change increase (decrease)	2016
Customer Support Revenues:
Americas	$705,285	$122,870	$582,415	$153,508	$428,907
EMEA	423,773	103,145	320,628	60,502	260,126
Asia Pacific	103,446	25,387	78,059	20,683	57,376
Total Customer Support Revenues	1,232,504	251,402	981,102	234,693	746,409
Cost of Customer Support Revenues	134,089	11,336	122,753	32,892	89,861
GAAP-based Customer Support Gross Profit	$1,098,415	$240,066	$858,349	$201,801	$656,548
GAAP-based Customer Support Gross Margin %	89.1%		87.5%		88.0%

% Customer Support Revenues by Geography:
Americas	57.2%		59.4%		57.5%
EMEA	34.4%		32.7%		34.9%
Asia Pacific	8.4%		7.9%		7.6%
Fiscal 2018 Compared to Fiscal 2017
Customer support revenues increased by $251.4 million during Fiscal 2018 as compared to the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $37.1 million. Geographically, the overall increase was attributable to an increase in Americas of $122.9 million, an increase in EMEA of $103.1 million and an increase in Asia Pacific of $25.4 million.
Cost of Customer support revenues increased by $11.3 million during Fiscal 2018 as compared to the prior fiscal year, due to (i) an increase in labour-related costs of approximately $10.4 million, which was partially due to recent acquisitions, (ii) an increase in the installed base of third party products of approximately $0.6 million, and (iii) an increase in other miscellaneous costs of $0.3 million. Overall, the gross margin percentage on Customer support revenues increased to approximately 89% from approximately 88%.
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

	Year Ended June 30,
(In thousands)	2018	Change increase (decrease)	2017	Change increase (decrease)	2016
Professional Service and Other Revenues:
Americas	$151,471	$39,872	$111,599	$21,758	$89,841
EMEA	131,843	29,601	102,242	15,133	87,109
Asia Pacific	32,943	11,468	21,475	5,334	16,141
Total Professional Service and Other Revenues	316,257	80,941	235,316	42,225	193,091
Cost of Professional Service and Other Revenues	253,670	58,475	195,195	39,611	155,584
GAAP-based Professional Service and Other Gross Profit	$62,587	$22,466	$40,121	$2,614	$37,507
GAAP-based Professional Service and Other Gross Margin %	19.8%		17.0%		19.4%

% Professional Service and Other Revenues by Geography:
Americas	47.9%		47.4%		46.5%
EMEA	41.7%		43.4%		45.1%
Asia Pacific	10.4%		9.2%		8.4%
Fiscal 2018 Compared to Fiscal 2017
Professional service and other revenues increased by $80.9 million during Fiscal 2018 as compared to the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $11.2 million. Geographically, the overall increase was attributable to an increase in Americas of $39.9 million, an increase in EMEA of $29.6 million and an increase in Asia Pacific of $11.5 million.
Cost of Professional service and other revenues increased by $58.5 million during Fiscal 2018 as compared to the prior fiscal year, primarily as a result of an increase in labour-related costs of approximately $53.8 million, which was partially due to recent acquisitions, and an increase in other miscellaneous costs of $4.7 million. However, the gross margin percentage on Professional service and other revenues increased to approximately 20% from approximately 17%.
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
Amortization of Acquired Technology-based Intangible Assets

	Year Ended June 30,
(In thousands)	2018	Change increase (decrease)	2017	Change increase (decrease)	2016
Amortization of acquired technology-based intangible assets	$185,868	$55,312	$130,556	$56,318	$74,238
Fiscal 2018 Compared to Fiscal 2017
Amortization of acquired technology-based intangible assets increased during Fiscal 2018 by $55.3 million as compared to the prior fiscal year. This was due to an increase in amortization of $62.0 million, relating to newly acquired technology-based intangible assets from our acquisitions of Hightail, Guidance and Covisint, as well as the full year impact of amortization from our acquisitions of certain assets and liabilities of the enterprise content division of EMC Corporation (ECD Business), certain customer communication management software assets and liabilities from HP Inc. (CCM Business), and Recommind

Inc. (Recommind) which were acquired in the prior fiscal year. The increase in amortization was partially offset by a reduction of $6.7 million, relating to intangible assets pertaining to certain previous acquisitions becoming fully amortized.
Fiscal 2017 Compared to Fiscal 2016
Amortization of acquired technology-based intangible assets increased during Fiscal 2017 by $56.3 million as compared to the prior fiscal year. This was due to an increase in amortization of $66.8 million relating to newly acquired technology-based intangible assets from our acquisitions of ECD Business, CCM Business, Recommind, certain customer experience software and services assets and liabilities from HP Inc. (CEM Business), ANXe Business Corporation (ANX) and Daegis Inc. (Daegis). The increase in amortization was partially offset by a reduction of $10.5 million relating to certain intangible assets pertaining to previous acquisitions becoming fully amortized.
Operating Expenses

	Year Ended June 30,
(In thousands)	2018	Change increase (decrease)	2017	Change increase (decrease)	2016
Research and development	$323,461	$41,781	$281,680	$87,623	$194,057
Sales and marketing	529,381	84,543	444,838	100,603	344,235
General and administrative	205,313	34,875	170,438	30,041	140,397
Depreciation	86,943	22,625	64,318	9,389	54,929
Amortization of acquired customer-based intangible assets	184,118	33,276	150,842	37,641	113,201
Special charges (recoveries)	29,211	(34,407)	63,618	28,772	34,846
Total operating expenses	$1,358,427	$182,693	$1,175,734	$294,069	$881,665

% of Total Revenues:
Research and development	11.5%		12.3%		10.6%
Sales and marketing	18.8%		19.4%		18.9%
General and administrative	7.3%		7.4%		7.7%
Depreciation	3.1%		2.8%		3.0%
Amortization of acquired customer-based intangible assets	6.5%		6.6%		6.2%
Special charges (recoveries)	1.0%		2.8%		1.9%
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

	Change between Fiscal
(In thousands)	2018 and 2017	2017 and 2016
Payroll and payroll-related benefits	$39,206	$58,437
Contract labour and consulting	(3,899)	9,535
Share-based compensation	(1,490)	4,333
Travel and communication	(343)	549
Facilities	7,834	12,203
Other miscellaneous	473	2,566
Total year-over-year change in research and development expenses	$41,781	$87,623
Fiscal 2018 Compared to Fiscal 2017
Research and development expenses increased by $41.8 million during Fiscal 2018 as compared to the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $39.2 million and an increase in the use of facility and related resources of $7.8 million, which were partly the result of recent acquisitions. These were partially offset by a decrease in contract labour and consulting of $3.9 million and a decrease in share-based compensation expense of $1.5 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable at approximately 12%.

Our research and development labour resources increased by 627 employees, from 2,704 employees at June 30, 2017 to 3,331 employees at June 30, 2018, primarily as a result of our recent acquisitions.
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
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Change between Fiscal
(In thousands)	2018 and 2017	2017 and 2016
Payroll and payroll-related benefits	$48,573	$63,973
Commissions	16,993	22,762
Contract labour and consulting	609	1,623
Share-based compensation	(454)	(2,273)
Travel and communication	271	4,628
Marketing expenses	3,880	4,717
Facilities	8,373	5,988
Bad Debt expense	4,013	21
Other miscellaneous	2,285	(836)
Total year-over-year change in sales and marketing expenses	$84,543	$100,603
Fiscal 2018 Compared to Fiscal 2017
Sales and marketing expenses increased by $84.5 million during Fiscal 2018 as compared to the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $48.6 million and an increase in facility and related resources of $8.4 million, both of which were partly the result of recent acquisitions. Additionally, commissions expense increased by $17.0 million in conjunction with higher revenues. Overall, our sales and marketing expenses, as a percentage of total revenues, remained stable at approximately 19%.
Our sales and marketing labour resources increased by 142 employees, from 1,806 employees at June 30, 2017 to 1,948 employees at June 30, 2018, primarily as a result of our recent acquisitions.
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
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Fiscal
(In thousands)	2018 and 2017	2017 and 2016
Payroll and payroll-related benefits	$22,909	$17,923
Contract labour and consulting	(1,054)	4,879
Share-based compensation	(1,709)	2,188
Travel and communication	80	454
Facilities	5,777	1,333
Other miscellaneous	8,872	3,264
Total year-over-year change in general and administrative expenses	$34,875	$30,041
Fiscal 2018 Compared to Fiscal 2017
General and administrative expenses increased by $34.9 million during Fiscal 2018 as compared to the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $22.9 million and an increase in facility and related resources of $5.8 million, which were partly the result of recent acquisitions, and an increase in other miscellaneous expenses of $8.9 million, which includes professional fees such as legal, audit and tax related expenses. These increases were partially offset by a $1.7 million reduction in share-based compensation and a $1.1 million reduction in contract labour and consulting. Overall, general and administrative expenses, as a percentage of total revenue, remained stable at approximately 7%.
Our general and administrative labour resources increased by 116 employees, from 1,385 employees at June 30, 2017 to 1,501 employees at June 30, 2018, primarily as a result of our recent acquisitions.
Fiscal 2017 Compared to Fiscal 2016
General and administrative expenses increased by $30.0 million during Fiscal 2017 as compared to the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $17.9 million, which was predominantly the result of recent acquisitions. The remainder of the change was attributable to normal growth in our business operations. Overall, general and administrative expenses as a percentage of total revenue decreased slightly to approximately 7% from approximately 8%.
Our general and administrative labour resources increased by 283 employees, from 1,102 employees at June 30, 2016 to 1,385 employees at June 30, 2017, primarily as a result of our recent acquisitions.
Depreciation expenses:

	Year Ended June 30,
(In thousands)	2018	Change increase (decrease)	2017	Change increase (decrease)	2016
Depreciation	86,943	22,625	64,318	9,389	54,929
Fiscal 2018 Compared to Fiscal 2017
Depreciation expenses increased by $22.6 million during Fiscal 2018 as compared to the prior fiscal year, primarily in accordance with increased capital asset expenditures. Depreciation expense remained relatively stable as a percentage of total revenue, at approximately 3%.
Fiscal 2017 Compared to Fiscal 2016
Depreciation expenses increased by $9.4 million during Fiscal 2017 as compared to the prior fiscal year, but remained relatively stable as a percentage of total revenue, at approximately 3%.
Amortization of acquired customer-based intangible assets:

	Year Ended June 30,
(In thousands)	2018	Change increase (decrease)	2017	Change increase (decrease)	2016
Amortization of acquired customer-based intangible assets	$184,118	$33,276	$150,842	$37,641	$113,201

Fiscal 2018 Compared to Fiscal 2017
Acquired customer-based intangible assets amortization expense increased by $33.3 million during Fiscal 2018 as compared to the prior fiscal year. This was primarily due to an increase in amortization of $39.2 million relating to newly acquired customer-based intangible assets from our acquisitions of Hightail, Guidance and Covisint, as well as the full year impact of amortization from our acquisitions of ECD Business, CCM Business, and Recommind, which were acquired in the prior fiscal year. This increase in amortization was partially offset by a reduction of $5.9 million, relating to certain customer-based intangible assets pertaining to previous acquisitions becoming fully amortized.
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
Special charges (recoveries):
Special charges typically relate to amounts that we expect to pay in connection with restructuring plans relating to employee workforce reduction and abandonment of excess facilities, acquisition-related costs and other similar charges and recoveries. Generally, we implement such plans in the context of integrating acquired entities with existing OpenText operations. Actions related to such restructuring plans are typically completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to Special charges.

	Year Ended June 30,
(In thousands)	2018	Change increase (decrease)	2017	Change increase (decrease)	2016
Special charges (recoveries)	$29,211	$(34,407)	$63,618	$28,772	$34,846
Fiscal 2018 Compared to Fiscal 2017
Special charges decreased by $34.4 million during Fiscal 2018 as compared to the prior fiscal year. The decrease was primarily due to (i) a $15.8 million reduction in restructuring activities, (ii) a reduction in acquisition related costs of $11.1 million, (iii) a reduction in expense of $7.5 million relating to an ERP implementation project that was completed in early July 2017, and (iv) a reduction in expense of $6.5 million relating to commitment fees incurred during Fiscal 2017 that did not reoccur in Fiscal 2018. These decreases were partially offset by (i) an increase of $2.9 million relating to system implementation costs, (ii) $1.2 million relating to a lower net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain instances, becoming statute barred, as compared to the prior fiscal year. The remainder of the change is due to miscellaneous items.
Fiscal 2017 Compared to Fiscal 2016
Special charges increased by $28.8 million during Fiscal 2017 as compared to the prior fiscal year. This was primarily due to (i) an increase in restructuring charges of $14.8 million, (ii) an increase in acquisition related costs of $8.2 million, (iii) a net increase of $6.5 million relating to commitments fees, (iv) an increase of $2.5 million relating to an ERP implementation project we were involved in, and (v) an increase of $0.4 million relating to a lower net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain instances, becoming statute barred. These increases were partially offset by a decrease of $3.5 million relating to a reduction in post-acquisition integration costs necessary to streamline acquired companies into our operations. The remainder of the change is due to miscellaneous items.
For more details on Special charges (recoveries), see note 17 "Special Charges (Recoveries)" to our Consolidated Financial Statements.
Other Income (Expense), Net
Other income (expense), net relates to certain non-operational charges primarily consisting of income or losses in our share of marketable equity securities accounted for under the equity method and of transactional foreign exchange gains (losses). The income (expense) from foreign exchange is dependent upon the change in foreign currency exchange rates vis-à-vis the functional currency of the legal entity.

	Year Ended June 30,
(In thousands)	2018	Change increase (decrease)	2017	Change increase (decrease)	2016
Foreign exchange gains (losses)	$4,805	$1,736	$3,069	$4,968	$(1,899)
OpenText share in net income (loss) of equity investees	6,005	45	5,960	5,960	—
Income from long-term other receivable	1,327	(5,099)	6,426	6,426	—
Gain on shares held in Guidance (1)	841	841	—	—	—
Gain from contractual settlement (2)	5,000	5,000	—	—	—
Other miscellaneous income (expense)	(5)	(293)	288	(188)	476
Total other income (expense), net	$17,973	$2,230	$15,743	$17,166	$(1,423)
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

	Year Ended June 30,
(In thousands)	2018	Change increase (decrease)	2017	Change increase (decrease)	2016
Interest and other related expense, net	$137,250	$18,126	$119,124	$42,761	$76,363
Fiscal 2018 Compared to Fiscal 2017
Interest and other related expense, net increased by $18.1 million during Fiscal 2018 as compared to the prior fiscal year. This was primarily due to additional interest of $6.4 million incurred relating to a higher outstanding balance on the Revolver (as defined herein) and additional interest incurred of $3.1 million relating to Term Loan B (as defined herein). Also, during Fiscal 2018, we incurred additional interest expense of $6.8 million relating to the full year impact of interest owing on the reopening of Senior Notes 2026 (as defined herein), which were issued in December 2016.
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
Please also see Part I, Item 1A "Risk Factors" elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
(In thousands)	2018	Change increase (decrease)	2017	Change increase (decrease)	2016
Provision for (recovery of) income taxes	$143,826	$920,190	$(776,364)	$(782,646)	$6,282

Fiscal 2018 Compared to Fiscal 2017
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
The effective tax rate increased to a provision of 37.2% for the year ended June 30, 2018, compared to a recovery of 311.1% for the year ended June 30, 2017. The increase in tax expense of $920.2 million was primarily due to (i) a significant tax benefit of $876.1 million resulting from the Fiscal 2017 internal reorganization as described above which did not reoccur in Fiscal 2018, (ii) the impact of changes in US tax legislation in Fiscal 2018 resulting in a provisional charge of $19.0 million (see below), and (iii) an increase of $29.9 million on account of the Company having higher income before taxes, including the impact of foreign tax rates and (iv) an increase of $9.2 million relating to differences in tax filings from provisions, offset by (i) a decrease of $8.9 million resulting from the net impact of reversals and accruals of reserves, and (ii) a decrease of $2.1 million relating to a decrease in amortization of deferred charges. The remainder of the difference was due to normal course movements and non-material items.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed the existing US tax laws, including a reduction in the federal corporate tax rate from 35% to 21%, and the transition of US international taxation from a worldwide tax system to a partially territorial tax system. As a result of the enactment of the legislation, the Company incurred a provisional one-time tax expense of $19.0 million for the year ended June 30, 2018, primarily related to the transition tax on accumulated foreign earnings and the re-measurement of certain deferred tax assets and liabilities. The portion of this anticipated increase to tax expense attributable to the transition tax is payable over a period of up to eight years. The impact of the $19.0 million adjustment resulting from the US legislation on the effective tax rate is an increase of 4.9% for the year ended June 30, 2018.
The $19.0 million is a provisional amount in respect of Alternative Minimum Tax (AMT), and transition tax on accumulated foreign earnings in accordance with Staff Accounting Bulletin 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). The finalization of the provisional one-time amount is pending finalization of considerations related to undistributed foreign earnings and evaluating whether any portion of our existing AMT credit carryforwards are not expected to be refundable as a result of the repeal of corporate AMT, which may result in changes to the provisional amount during the SAB 118 measurement period.
The Company continues to assess the impact of the new law on its consolidated financial statements and anticipates finalizing the determination on or before December 22, 2018 in accordance with SAB 118.

Fiscal 2017 Compared to Fiscal 2016
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
The Company's management believes that the presentation of the above defined Non-GAAP financial measures provides useful information to investors because they portray the financial results of the Company before the impact of certain non-operational charges. The use of the term “non-operational charge” is defined for this purpose as an expense that does not impact the ongoing operating decisions taken by the Company's management. These items are excluded based upon the way the Company's management evaluates the performance of the Company's business for use in the Company's internal reports and are not excluded in the sense that they may be used under U.S. GAAP.
The Company does not acquire businesses on a predictable cycle, and therefore believes that the presentation of non-GAAP measures, which in certain cases adjust for the impact of amortization of intangible assets and the related tax effects that are primarily related to acquisitions, will provide readers of financial statements with a more consistent basis for comparison across accounting periods and be more useful in helping readers understand the Company’s operating results and underlying operational trends. Additionally, the Company has engaged in various restructuring activities over the past several years that have resulted in costs associated with reductions in headcount, consolidation of leased facilities and related costs, all which are recorded under the Company’s “Special Charges (recoveries)” caption on the Consolidated Statements of Income. Each restructuring activity is a discrete event based on a unique set of business objectives or circumstances, and each differs in terms of its operational implementation, business impact and scope, and the size of each restructuring plan can vary significantly from period to period. Therefore, the Company believes that the exclusion of these special charges (recoveries) will also better aid readers of financial statements in the understanding and comparability of the Company's operating results and underlying operational trends.
In summary, the Company believes the provision of supplemental Non-GAAP measures allow investors to evaluate the operational and financial performance of the Company's core business using the same evaluation measures that management uses, and is therefore a useful indication of OpenText's performance or expected performance of future operations and facilitates period-to-period comparison of operating performance (although prior performance is not necessarily indicative of future performance). As a result, the Company considers it appropriate and reasonable to provide, in addition to U.S. GAAP measures, supplementary Non-GAAP financial measures that exclude certain items from the presentation of its financial results.
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2018
(in thousands except for per share data)

	Year Ended June 30, 2018
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$364,091		$(1,429)	(1)	$362,662
Customer support	134,089		(1,233)	(1)	132,856
Professional service and other	253,670		(1,838)	(1)	251,832
Amortization of acquired technology-based intangible assets	185,868		(185,868)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,863,830	66.2%	190,368	(3)	2,054,198	73.0%
Operating expenses
Research and development	323,461		(5,659)	(1)	317,802
Sales and marketing	529,381		(9,231)	(1)	520,150
General and administrative	205,313		(8,204)	(1)	197,109
Amortization of acquired customer-based intangible assets	184,118		(184,118)	(2)	—
Special charges (recoveries)	29,211		(29,211)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	505,403	18.0%	426,791	(5)	932,194	33.1%
Other income (expense), net	17,973		(17,973)	(6)	—
Provision for (recovery of) income taxes	143,826		(32,534)	(7)	111,292
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	242,224		441,352	(8)	683,576
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.91		$1.65	(8)	$2.56

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include certain charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 17 "Special Charges (Recoveries)" to our Consolidated Financial Statements for more details.

(5)	GAAP-based and Non-GAAP-based income from operations stated in dollars and operating margin stated as a percentage of total revenue.
(6)
Adjustment relates to the exclusion of Other income (expense) from our Non-GAAP-based operating expenses as Other income (expense) generally relates to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results. Other income (expense) also includes our share of income (losses) from our holdings in non-marketable securities investments as a limited partner. We do not actively trade equity securities in these privately held companies nor do we plan our ongoing operations based around any anticipated fundings or distributions from these investments. We exclude gains and losses on these investments as we do not believe they are reflective of our ongoing business and operating results.

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 37% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization (see note 14 "Income Taxes") assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense. We also took into consideration changes in US tax reform legislation that was enacted on December 22, 2017 through the Tax Cuts and Jobs Act.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2018
		Per share diluted
GAAP-based net income, attributable to OpenText	$242,224	$0.91
Add:
Amortization	369,986	1.38
Share-based compensation	27,594	0.10
Special charges (recoveries)	29,211	0.11
Other (income) expense, net	(17,973)	(0.07)
GAAP-based provision for (recovery of) income taxes	143,826	0.54
Non-GAAP-based provision for income taxes	(111,292)	(0.41)
Non-GAAP-based net income, attributable to OpenText	$683,576	$2.56
Reconciliation of Adjusted EBITDA

Year Ended June 30, 2018
GAAP-based net income, attributable to OpenText	$242,224
Add:
Provision for (recovery of) income taxes	143,826
Interest and other related expense, net	137,250
Amortization of acquired technology-based intangible assets	185,868
Amortization of acquired customer-based intangible assets	184,118
Depreciation	86,943
Share-based compensation	27,594
Special charges (recoveries)	29,211
Other (income) expense, net	(17,973)
Adjusted EBITDA	$1,019,061

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2017
(in thousands except for per share data)

	Year Ended June 30, 2017
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$300,255		$(1,229)	(1)	$299,026
Customer support	122,753		(1,079)	(1)	121,674
Professional service and other	195,195		(1,451)	(1)	193,744
Amortization of acquired technology-based intangible assets	130,556		(130,556)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,528,666	66.7%	134,315	(3)	1,662,981	72.6%
Operating expenses
Research and development	281,680		(7,149)	(1)	274,531
Sales and marketing	444,838		(9,680)	(1)	435,158
General and administrative	170,438		(9,919)	(1)	160,519
Amortization of acquired customer-based intangible assets	150,842		(150,842)	(2)	—
Special charges (recoveries)	63,618		(63,618)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	352,932	15.4%	375,523	(5)	728,455	31.8%
Other income (expense), net	15,743		(15,743)	(6)	—
Provision for (recovery of) income taxes	(776,364)		867,764	(7)	91,400
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	1,025,659		(507,984)	(8)	517,675
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$4.01		$(1.99)	(8)	$2.02

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include certain charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 17 "Special Charges (Recoveries)" to our Consolidated Financial Statements for more details.

(5)	GAAP-based and Non-GAAP-based income from operations stated in dollars and operating margin stated as a percentage of total revenue.
(6)
Adjustment relates to the exclusion of Other income (expense) from our Non-GAAP-based operating expenses as Other income (expense) generally relates to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results. Other income (expense) also includes our share of income (losses) from our holdings in non-marketable securities investments as a limited partner. We do not actively trade equity securities in these privately held companies nor do we plan our ongoing operations based around any anticipated fundings or distributions from these investments. We exclude gains and losses on these investments as we do not believe they are reflective of our ongoing business and operating results.

(7)
Adjustment relates to differences between the GAAP-based tax recovery rate of approximately 311% and a Non-GAAP-based tax rate of approximately 15%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization (see note 14 "Income Taxes") assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 15%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2017
		Per share diluted
GAAP-based net income, attributable to OpenText	$1,025,659	$4.01
Add:
Amortization	281,398	1.10
Share-based compensation	30,507	0.12
Special charges (recoveries)	63,618	0.25
Other (income) expense, net	(15,743)	(0.06)
GAAP-based provision for (recovery of) income taxes	(776,364)	(3.03)
Non-GAAP-based provision for income taxes	(91,400)	(0.37)
Non-GAAP-based net income, attributable to OpenText	$517,675	$2.02

Reconciliation of Adjusted EBITDA

Year Ended June 30, 2017
GAAP-based net income, attributable to OpenText	$1,025,659
Add:
Provision for (recovery of) income taxes	(776,364)
Interest and other related expense, net	119,124
Amortization of acquired technology-based intangible assets	130,556
Amortization of acquired customer-based intangible assets	150,842
Depreciation	64,318
Share-based compensation	30,507
Special charges (recoveries)	63,618
Other (income) expense, net	(15,743)
Adjusted EBITDA	$792,517

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2016
(in thousands except for per share data)

	Year Ended June 30, 2016
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$244,021		$(953)	(1)	$243,068
Customer support	89,861		(900)	(1)	88,961
Professional service and other	155,584		(1,626)	(1)	153,958
Amortization of acquired technology-based intangible assets	74,238		(74,238)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,250,228	68.5%	77,717	(3)	1,327,945	72.8%
Operating expenses
Research and development	194,057		(2,824)	(1)	191,233
Sales and marketing	344,235		(12,069)	(1)	332,166
General and administrative	140,397		(7,606)	(1)	132,791
Amortization of acquired customer-based intangible assets	113,201		(113,201)	(2)	—
Special charges (recoveries)	34,846		(34,846)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	368,563	20.2%	248,263	(5)	616,826	33.8%
Other income (expense), net	(1,423)		1,423	(6)	—
Provision for (recovery of) income taxes	6,282		101,793	(7)	108,075
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	284,477		147,893	(8)	432,370
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$1.17		$0.60	(8)	$1.77

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include certain charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 17 "Special Charges (Recoveries)" to our Consolidated Financial Statements for more details.

(5)	GAAP-based and Non-GAAP-based income from operations stated in dollars and operating margin stated as a percentage of total revenue.
(6)
Adjustment relates to the exclusion of Other income (expense) from our Non-GAAP-based operating expenses as Other income (expense) generally relates to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results.

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 2% and a Non-GAAP-based tax rate of 20%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. In arriving at our Non-GAAP-based tax rate of 20%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2016
		Per share diluted
GAAP-based net income, attributable to OpenText	$284,477	$1.17
Add:
Amortization	187,439	0.77
Share-based compensation	25,978	0.10
Special charges (recoveries)	34,846	0.14
Other (income) expense, net	1,423	0.01
GAAP-based provision for (recovery of ) income taxes	6,282	0.03
Non-GAAP-based provision for income taxes	(108,075)	(0.45)
Non-GAAP-based net income, attributable to OpenText	$432,370	$1.77

Reconciliation of Adjusted EBITDA

Year Ended June 30, 2016
GAAP-based net income, attributable to OpenText	$284,477
Add:
Provision for (recovery of) income taxes	6,282
Interest and other related expense, net	76,363
Amortization of acquired technology-based intangible assets	74,238
Amortization of acquired customer-based intangible assets	113,201
Depreciation	54,929
Share-based compensation	25,978
Special charges (recoveries)	34,846
Other (income) expense, net	1,423
Adjusted EBITDA	$671,737

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of June 30, 2018	Change increase (decrease)	As of June 30, 2017	Change increase (decrease)	As of June 30, 2016
Cash and cash equivalents	$682,942	$239,585	$443,357	$(840,400)	$1,283,757
Short-term investments	$—	$—	$—	$(11,839)	$11,839

	Year Ended June 30,
(In thousands)	2018	Change	2017	Change	2016
Cash provided by operating activities	$709,885	$270,632	$439,253	$(86,469)	$525,722
Cash used in investing activities	$(444,441)	$1,746,523	$(2,190,964)	$(1,829,788)	$(361,176)
Cash provided by (used in) financing activities	$(23,673)	$(933,217)	$909,544	$479,380	$430,164
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
As of June 30, 2018, we have provided $28.5 million (June 30, 2017—$22.1 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Fiscal 2018 Compared to Fiscal 2017
Cash flows from operating activities increased by $270.6 million due to an increase in net income before the impact of non-cash items of $283.4 million, partially offset by a decrease in changes from working capital of $12.8 million. The decrease in operating cash flow from changes in working capital was primarily due to the net impact of the following decreases: (i) $145.1 million relating to a lower accounts payable and accrued liabilities balance and (ii) $29.6 million relating to income taxes payable and deferred charges and credits. These decreases were partially offset by increases of (i) $104.2 million relating to accounts receivable, (ii) $32.1 million relating to deferred revenues, (iv) $25.1 million relating to other assets and (v) $0.5 million relating to prepaid and other current assets.
During the fourth quarter of Fiscal 2018 our days sales outstanding (DSO) was 58 days, compared to a DSO of 60 days during the fourth quarter of Fiscal 2017 and the per day impact of our DSO in the fourth quarters of Fiscal 2018 and Fiscal 2017 on our cash flows was $8.4 million and $7.4 million, respectively.
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
During the fourth quarter of Fiscal 2017 our DSO was 60 days compared to a DSO of 53 days during the fourth quarter of Fiscal 2016. The per day impact of our DSO in the fourth quarters of Fiscal 2017 and Fiscal 2016 on our cash flows was $7.4 million and $5.4 million, respectively. During Fiscal 2017, our operating cash flows were negatively impacted by the DSO of recent acquisitions, such as Recommind, which historically offered longer payment terms than OpenText.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Fiscal 2018 Compared to Fiscal 2017
Cash flows used in investing activities decreased by $1.7 billion, primarily due to a decrease in consideration paid for acquisitions during Fiscal 2018 as compared to Fiscal 2017. During Fiscal 2017 we closed one material acquisition, namely ECD, for $1.6 billion.
Fiscal 2017 Compared to Fiscal 2016
Cash flows used in investing activities increased by $1.8 billion, primarily due to an increase in consideration paid for acquisitions during Fiscal 2017, which includes the acquisition of ECD Business for approximately $1.6 billion.
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
Fiscal 2018 Compared to Fiscal 2017
Cash flows used in financing activities increased by $933.2 million. During Fiscal 2017 we received net proceeds from our public offering of Common Shares of approximately $584.6 million. During Fiscal 2018 we focused on repaying our long-term debt obligations and made additional payments of approximately $373.6 million, net of proceeds, as compared to Fiscal 2017. This increase in cash outflow used in financing activities was offset by an inflow of approximately $40.3 million relating to cash collected from the issuance of Common Shares for the exercise of options and the OpenText Employee Share Purchase Plan (ESPP). The remainder of the change was due to miscellaneous items.
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
Cash Dividends
During the year ended June 30, 2018, we declared and paid cash dividends of $0.5478 per Common Share, respectively, that totaled $145.6 million. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of the Board. See Item 5 "Dividend Policy" in this Annual Report on Form 10-K for more information.
In Fiscal 2017, we declared and paid cash dividends of $0.4770 per Common Share that totaled $120.6 million.
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
Senior Notes 2026 are guaranteed on a senior unsecured basis by our existing and future wholly-owned subsidiaries that borrow or guarantee the obligations under our existing senior credit facilities. Senior Notes 2026 and the guarantees rank equally in right of payment with all of our and our guarantors’ existing and future senior unsubordinated debt and will rank senior in right of payment to all of the our and our guarantors’ future subordinated debt. Senior Notes 2026 and the guarantees will be effectively subordinated to all of our and our guarantors’ existing and future secured debt, including the obligations under the senior credit facilities, to the extent of the value of the assets securing such secured debt.
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
Senior Notes 2023 are guaranteed on a senior unsecured basis by our existing and future wholly-owned subsidiaries that borrow or guarantee the obligations under our existing senior credit facilities. Senior Notes 2023 and the guarantees rank equally in right of payment with all of our and our subsidiary guarantors’ existing and future senior unsubordinated debt and will rank senior in right of payment to all of our and our subsidiary guarantors’ future subordinated debt. Senior Notes 2023 and the guarantees will be effectively subordinated to all of ours and our guarantors’ existing and future secured debt, including the obligations under the Revolver and Term Loan B (as defined herein), to the extent of the value of the assets securing such secured debt.
The foregoing description of the 2023 Indenture does not purport to be complete and is qualified in its entirety by reference to the full text of the 2023 Indenture, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2015.
Term Loan B
On May 30, 2018, we entered into a credit facility, which provides for a $1 billion term loan facility with certain lenders named therein, Barclays Bank PLC (Barclays), as sole administrative agent and collateral agent, and with Barclays and RBC Capital Markets as lead arrangers and joint bookrunners (Term Loan B) and borrowed the full amount on May 30, 2018 to, among other things, repay in full the loans under our prior $800 million term loan credit facility originally entered into on January 16, 2014. Repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity.
Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver. Term Loan B has a seven year term.
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of June 30, 2018, the outstanding balance on the Term Loan B bears an interest rate of approximately 3.73%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2018, our consolidated net leverage ratio was 1.9:1.

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
During the year ended June 30, 2018, we drew down $200 million, from the Revolver partially to finance acquisitions (year ended June 30, 2017 and 2016—$225 million and nil, respectively).
During the year ended June 30, 2018, we repaid $375 million (year ended June 30, 2017 and 2016—$50 million and nil, respectively). As of June 30, 2018 we have no outstanding balance on the Revolver.
For the year ended June 30, 2018, we recorded interest expense of $9.0 million, relating to amounts drawn on the Revolver (year ended June 30, 2017 and 2016—$2.6 million and nil, respectively).
For further details relating to our debt, please see note 10 "Long-Term Debt" to our Consolidated Financial Statements.
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
Pensions
As of June 30, 2018, our total unfunded pension plan obligations were $68.0 million, of which $2.3 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2019	$655	$1,027	$138
2020	700	1,032	104
2021	800	1,061	144
2022	890	1,068	330
2023	999	1,071	198
2024 to 2028	6,008	5,506	1,913
Total	$10,052	$10,765	$2,827
For a detailed discussion on pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Consolidated Financial Statements.

Commitments and Contractual Obligations
As of June 30, 2018, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2018— June 30, 2019	July 1, 2019— June 30, 2021	July 1, 2021— June 30, 2023	July 1, 2023 and beyond
Long-term debt obligations (1)	$3,524,567	$142,626	$284,013	$282,398	$2,815,530
Operating lease obligations (2)	394,907	72,224	127,878	85,943	108,862
Purchase obligations	16,108	9,577	6,354	177	—
	$3,935,582	$224,427	$418,245	$368,518	$2,924,392
(1) Includes interest up to maturity and principal payments. Please see note 10 "Long-Term Debt" for more details.
(2) Net of $7.6 million of sublease income to be received from properties which we have subleased to third parties.
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
We previously disclosed that, as part of these examinations, on July 17, 2015 we received from the IRS an initial Notice of Proposed Adjustment (NOPA) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010, plus penalties and interest, and that we expected to receive an additional NOPA proposing an increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest. We also previously disclosed that the draft NOPA could be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment by assigning a higher value to our intellectual property.
On July 11, 2018, we received from the IRS a revised draft NOPA proposing an increase to our U.S. federal taxes for Fiscal 2010 (the 2010 NOPA) and a draft NOPA proposing an increase to our U.S. federal taxes for Fiscal 2012 (the 2012 NOPA), respectively. A NOPA is an IRS position and does not impose an obligation to pay tax. After evaluation of these NOPAs, we continue to strongly disagree with the IRS’ positions and intend to vigorously contest the proposed adjustments to our taxable income.
We currently estimate our potential aggregate liability, as of June 30, 2018, in connection with these ongoing matters with the IRS, including additional state income taxes plus penalties and interest that may be due, to be approximately $725 million, comprised of approximately $455 million in U.S. federal and state taxes, approximately $105 million of penalties, and approximately $165 million of interest, further described below. Our previously disclosed estimated potential aggregate liability, as of March 31, 2018, was approximately $605 million.
The 2010 NOPA received from the IRS on July 11, 2018 increases the one-time proposed adjustment to our U.S. federal income taxes for Fiscal 2010 by approximately $55 million, from, as previously disclosed, approximately $280 million to approximately $335 million. Such increase is based on the IRS’ assertion that certain of our intangible property involved in our internal reorganization had a greater value than was assigned to it in the original draft NOPA. As contemplated by the original draft NOPA, the 2010 NOPA asserts penalties equal to 20% of the additional proposed taxes for Fiscal 2010, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial).
On July 11, 2018, we also received, consistent with previously disclosed expectations, the 2012 NOPA proposing an approximately $80 million adjustment to our U.S. federal taxes for Fiscal 2012, which was previously included in our estimated potential aggregate liability of approximately $605 million. The 2012 NOPA also asserts, however, that the penalty rate should be 40% of the additional proposed taxes for Fiscal 2012.
The $120 million increase from the previously estimated potential aggregate liability of approximately $605 million, as of March 31, 2018, is attributable to (i) approximately $95 million of increased proposed U.S. federal and state taxes and associated penalties and interest related to the IRS asserting a higher valuation of our intangible property in the 2010 NOPA, (ii) approximately $20 million related to the additional 20% penalties and associated interest asserted by the IRS in the 2012 NOPA, and (iii) approximately $5 million related to an estimate of additional interest that has continued to accrue since March 31, 2018.
Based on our discussions with the IRS and the fact that the adjustments proposed in these NOPAs reflect the IRS’ own asserted valuations of our intangible property, we do not expect the IRS to further revise the NOPAs to increase any of their proposed adjustments to our U.S. federal income taxes (subject to the continued accrual of interest, as noted above).
As previously disclosed and noted above, we strongly disagree with the IRS’ position and intend to vigorously contest the proposed adjustments to our taxable income. We are examining various alternatives available to taxpayers to contest the proposed adjustments. Any such alternatives could involve a lengthy process and result in the incurrence of significant expenses. As of the date of this Annual Report on Form 10-K, we have not recorded any material accruals in respect of these examinations in our Consolidated Financial Statements. An adverse outcome of these tax examinations could have a material adverse effect on our financial position and results of operations.
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012 and Fiscal 2013. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2018, in connection with the CRA's reassessments for Fiscal 2012 and Fiscal 2013 to be limited to penalties and interest that may be due of approximately $23 million.
The notices of reassessment for Fiscal 2012 and Fiscal 2013 would, as drafted, increase our taxable income by approximately $90 million for each of those years, as well as, in the case of Fiscal 2012, impose a 10% penalty on the proposed adjustment to income, with a similar penalty expected to be imposed for Fiscal 2013.
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012 and Fiscal 2013 (including any penalties) are without merit. We have filed a notice of objection for Fiscal 2012, will be filing an objection for Fiscal 2013, and we are currently seeking competent authority consideration under applicable international treaties in respect of these reassessments.
Even if we are unsuccessful in challenging the CRA's reassessments to increase our taxable income for Fiscal 2012 and Fiscal 2013, or potential reassessments that may be proposed for subsequent years currently under audit, we have elective deductions available for those years (including carry-backs from later years) that would offset such increased amounts so that no additional cash tax would be payable, exclusive of any assessed penalties and interest, as described above.
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments. As of the date of this Annual Report on Form 10-K, we have not recorded any accruals in respect of these reassessments in our Consolidated Financial Statements. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability in respect of our international transactions, including the transfer pricing methodology applied to them. The CRA is currently auditing Fiscal 2014 and Fiscal 2015. We are engaged in ongoing discussions with the CRA and continue to vigorously contest the CRA's audit positions.
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
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $1.6 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
As of June 30, 2018, we had an outstanding balance of $997.5 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of June 30, 2018, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $10.0 million, assuming that the loan balance as of June 30, 2018 is outstanding for the entire period (June 30, 2017—$7.7 million).
As of June 30, 2018, we had no outstanding balance on the Revolver. Borrowings under the Revolver would bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio ranging from

1.25% to 1.75%. As of June 30, 2018, an adverse change of one percent on the interest rate would have no effect on our annual interest payment on the Revolver, as there was no balance outstanding, and assuming that the loan balance of nil remained for the entire year (June 30, 2017—$1.8 million).
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
Based on the foreign exchange forward contracts outstanding as of June 30, 2018, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.5 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2017—$0.4 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of June 30, 2018 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at June 30, 2018	U.S. Dollar Equivalent at June 30, 2017
Euro	$120,346	$121,621
British Pound	31,211	30,425
Canadian Dollar	24,590	29,131
Swiss Franc	52,652	41,925
Other foreign currencies	117,459	87,144
Total cash and cash equivalents denominated in foreign currencies	346,258	310,246
U.S. dollar	336,684	133,111
Total cash and cash equivalents	$682,942	$443,357
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $34.6 million (June 30, 2017—$31.0 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".
Item 8.    Financial Statements and Supplementary Data
The response to this Item 8 is submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed our ICFR as of June 30, 2018, the end of our most recent fiscal year. In making our assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of our evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our ICFR was effective as of June 30, 2018.
The results of our management’s assessment was reviewed with our Audit Committee and the conclusion that our ICFR was effective as of June 30, 2018 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.
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
(C) Attestation Report of the Independent Registered Public Accounting Firm
KPMG LLP, our independent registered public accounting firm, has issued a report under Public Company Accounting Oversight Board Auditing Standard No. 5 on the effectiveness of our ICFR. See Part IV, Item 15 of this Annual Report on Form 10-K.

(D) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Other Matters
As of June 30, 2018, in anticipation of our adoption of Topic 606, Revenue from Contracts with Customers, we were in the process of finalizing certain changes to our policies, procedures, information systems and the related control activities, to monitor and maintain appropriate internal controls over financial reporting. These changes in policies and procedures, information systems and the related control activities were effective in July 2018.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The following table sets forth certain information as to our directors and executive officers as of July 25, 2018.

Name	Age	Office and Position Currently Held With Company
Mark J. Barrenechea	53	Vice Chairman, Chief Executive Officer and Chief Technology Officer, Director
Madhu Ranganathan	54	Executive Vice President and Chief Financial Officer
Gordon A. Davies	56	Executive Vice President, Chief Legal Officer and Corporate Development
Prentiss Donohue	48	Senior Vice President, Professional Services
Paul Duggan	43	Senior Vice President, Worldwide Operations
Simon Harrison	48	Senior Vice President, Worldwide Sales
Kasey Holman	51	Senior Vice President, Communications & Brand
David Jamieson	53	Chief Information Officer
Aditya Maheshwari	44	Senior Vice President and Chief Accounting Officer
Muhi Majzoub	58	Executive Vice President, Engineering and Cloud Services
James McGourlay	49	Senior Vice President, Worldwide Support
Patricia Nagle	53	Senior Vice President, Chief Marketing Officer
Leslie Sarauer	56	Senior Vice President, Human Resources
P. Thomas Jenkins	58	Chairman of the Board
Randy Fowlie (2)(3)	58	Director
Gail E. Hamilton (2)	68	Director
Brian J. Jackman (1)	77	Director
Stephen J. Sadler	67	Director
Michael Slaunwhite (1)(3)	57	Director
Katharine B. Stevenson (2)	56	Director
Carl Jürgen Tinggren (2)	60	Director
Deborah Weinstein (1)(3)	58	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Corporate Governance and Nominating Committee.
Mark J. Barrenechea
Mr. Barrenechea joined OpenText in January 2012 as the President and Chief Executive Officer. In January 2016, Mr. Barrenechea stepped down as President and assumed the role of Chief Technology Officer, while remaining the Company’s Chief Executive Officer. In September 2017, Mr. Barrenechea was appointed Vice Chair, in addition to remaining the Chief Executive Officer and Chief Technology Officer. Before joining OpenText, Mr. Barrenechea was President and Chief Executive Officer of Silicon Graphics International Corporation (SGI), where he also served as a member of the Board. During Mr. Barrenechea's tenure at SGI, he led strategy and execution, which included transformative acquisition of assets, as well as penetrating diverse new markets and geographic regions. Mr. Barrenechea also served as a director of SGI from 2006 to 2012. Prior to SGI, Mr. Barrenechea served as Executive Vice President and CTO for CA, Inc. (CA) (formerly Computer Associates International, Inc.) from 2003 to 2006 and was a member of the executive management team. Before going to CA, Mr. Barrenechea was the Senior Vice President of Applications Development at Oracle Corporation from 1997 to 2003, managing a multi-thousand person global team while serving as a member of the executive management team. From 1994 to 1997, Mr.

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
Madhu Ranganathan
Ms. Ranganathan joined OpenText as Executive Vice President, Chief Financial Officer in April 2018. With more than 25 years of financial leadership experience, Ms. Ranganathan most recently served as the Chief Financial Officer for [24]7.ai from June 2008 to March 2018. Ms. Ranganathan also held senior financial roles at Rackable Systems from December 2005 to May 2008, Redback Networks from August 2002 to November 2005, and Backweb Technologies from December 1996 to January 2000. She also has public accounting experience with PriceWaterhouseCoopers LLC. Ms. Ranganathan currently serves as Board Member and Audit Committee Chair for ServiceSource and previously served as a Board Member of Watermark, a Bay Area organization focused on professional development for women. Ms. Ranganathan holds an MBA in Finance from the University of Massachusetts, is a Certified Public Accountant in California and a Chartered Accountant (India).
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
Paul Duggan
Mr. Duggan joined OpenText as Senior Vice President of Worldwide Operations in January 2017. He is responsible for operations across sales, professional services, business networks, and customer support. Prior to joining OpenText, Mr. Duggan held various roles at Oracle Corporation, including Group Vice President of Support Renewal Sales, North America from December 1999 to January 2017. Previously, Mr. Duggan served on the advisory board for the Technology Services Industry Association from 2016 to 2017. He has completed executive leadership programs at the University of Michigan Ross School of Business and IESE Business School in Barcelona, Spain.
Simon Harrision
Mr. Harrison has served as the Company’s Executive Vice President of Worldwide Sales since October 2017. Prior to this, Mr. Harrison, who joined the Company through its acquisition of IXOS AG, has held a number of senior leadership roles, including serving as its Senior Vice President of Enterprise Sales from 2015 to 2017, Senior Vice President of Fast Growth Markets from 2014 to 2015 and as the Company’s Senior Vice President of Sales for the EMEA region from 2012 to 2014. Mr. Harrison holds an honors degree in Computer Science from Leeds University.

Kasey Holman
Ms. Holman has served as the Company's Senior Vice President, Communications & Brand since February 2018 and is responsible for global communications (corporate and employee), public relations, brand and creative, industry analyst relations, social media, corporate social responsibility, web and digital customer experience as well as customer marketing. Previously, Ms. Holman was the Company's Vice President of Corporate & Brand Marketing from 2013 to 2018. Prior to joining OpenText, Ms Holman served as the Vice President of Global Communications for BMC Software. Ms. Holman has also held senior corporate marketing and communications roles at Silicon Image and Sun Microsystems. Ms. Holman holds a BA in Mass Communications/Journalism from the California State University.
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
James McGourlay
Mr. McGourlay has served as Executive Vice President, Worldwide Support since October 2017. Prior to this, Mr. McGourlay was the Company's Senior Vice President of Global Technical Services from May 2015 to October 2017 and Senior Vice President of Worldwide Customer Service from February 2012 to May 2015. Mr. McGourlay joined OpenText in 1997 and held progressive positions in information technology, technical support, product support and special projects, including, Director, Customer Service and Vice President, Customer Service.
Patricia Nagle
Ms. Nagle has served as Senior Vice President, Chief Marketing Officer since February 2018 and is responsible for all marketing and demand generation initiatives, including field marketing, programs, events, product marketing, industry marketing, demonstrations, partners and alliances as well as inside sales. Prior to this role, Ms. Nagle held various positions within the Company since joining OpenText in 2007, including Vice President of Global Partners and Strategic Alliances, from January 2007 to February 2018. Prior to joining OpenText, Ms. Nagle was SVP of World Wide Sales, Services and Marketing at Percussion Software, where she was responsible for direct and indirect sales and all customer facing, external media communications, client satisfaction and demand generation activities globally. Ms. Nagle holds a BA in Business

Administration, a BA in Economics and a concentration in Marketing from the University of New Hampshire as well as an MBA in Business Administration & Management from Harvard University.
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
P. Thomas Jenkins
Mr. Jenkins is Chair of the Board of OpenText. From 1994 to 2005, Mr. Jenkins was President, then Chief Executive Officer and then from 2005 to 2013, Chief Strategy Officer of OpenText. Mr. Jenkins has served as a Director of OpenText since 1994 and as its Chairman since 1998. In addition to his OpenText responsibilities, Mr. Jenkins was the tenth Chancellor of the University of Waterloo and Chair of the Ontario Global 100 (OG100). Currently, Mr. Jenkins is a board member of Manulife Financial Corporation. In the past five years, Mr. Jenkins also served as a board member of Thomson Reuters Inc. and TransAlta Corporation. He is the Chair of the National Research Council of Canada (NRC) and Canadian Chair of the Atlantik Bruecke. Mr. Jenkins received an M.B.A. from Schulich School of Business at York University, an M.A.Sc. from the University of Toronto and a B.Eng. & Mgt. from McMaster University. Mr. Jenkins received honorary doctorates from six universities. He is a Companion of the Canadian Business Hall of Fame and recipient of the Ontario Entrepreneur of the Year award, the McMaster Engineering L.W. Shemilt Distinguished Alumni Award and the Schulich School of Business Outstanding Executive Leadership award. He is a Fellow of the Canadian Academy of Engineering (FCAE). Mr. Jenkins was awarded the Canadian Forces Decoration (CD) and the Queen's Diamond Jubilee Medal (QJDM). Mr. Jenkins is an Officer of the Order of Canada (OC).
Randy Fowlie
Mr. Fowlie has served as a director of OpenText since March 1998. From March 2011 to April 2017, Mr. Fowlie was the President and CEO of RDM Corporation, a leading provider of specialized hardware and software solutions in the electronic payment industry. Mr. Fowlie operated a consulting practice from July 2006 to December 2010. From January 2005 until July 2006, Mr. Fowlie held the position of Vice President and General Manager, Digital Media, of Harris Corporation, formerly Leitch Technology Corporation (Leitch), a company that was engaged in the design, development, and distribution of audio and video infrastructure to the professional video industry. Leitch was acquired in August 2005 by Harris Corporation. From June 1999 to January 2005, Mr. Fowlie held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation (Inscriber), a computer software company and from February 1998 to June 1999 Mr. Fowlie was the Chief Financial Officer of Inscriber. Inscriber was acquired by Leitch in January 2005. Prior to working at Inscriber Mr. Fowlie was a partner with KPMG LLP, Chartered Accountants, where he worked from 1984 to February 1998. Mr. Fowlie received a B.B.A. (Honours) from Wilfrid Laurier University and is a Chartered Professional Accountant. Currently, Mr. Fowlie is also a director of InvestorCom Inc. In the last five years, Mr. Fowlie also served as a director of RDM Corporation.
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
Michael Slaunwhite
Mr. Slaunwhite has served as a director of OpenText since March 1998. Mr. Slaunwhite has also been Director and Chairman of Vector Talent Holdings, L.P., the parent holding company of Saba Software, since 2017. Prior to his appointment at Vector Talent Holdings, Mr. Slaunwhite served as CEO and Chairman of Halogen Software Inc. from 2000 to August 2006, as President and Chairman from 1995 to 2000, and as a Director and Chairman from 1995 up to its acquisition by Vector Talent Holdings in 2017. From 1994 to 1995, Mr. Slaunwhite was an independent consultant to a number of companies, assisting them with strategic and financing plans. Mr. Slaunwhite was the Chief Financial Officer of Corel Corporation from 1988 to 1993. Mr. Slaunwhite holds a B.A. Commerce (Honours) from Carleton University.
Katharine B. Stevenson
Ms. Stevenson has served as a director of OpenText since December of 2008. She is a corporate director who has served on a variety of public and Not-for-Profit boards in Canada and the United States. Ms. Stevenson is director of the Canadian Imperial Bank of Commerce (CIBC) where she chairs its Corporate Governance Committee. Ms. Stevenson is also a director of CAE Inc. and Capital Power Corporation. CIBC, CAE Inc., and Capital Power Corporation are all publicly listed companies. She also serves on the St. Michael's Hospital Foundation Board. She was formerly a senior finance executive of Nortel Networks Corporation from 1995 to 2007, serving as global treasurer. Previously, she held a variety of positions in investment and corporate banking at JP Morgan Chase & Co. Ms. Stevenson holds a B.A. (Magna Cum Laude) from Harvard University. She is certified with the professional designation ICD.D. granted by the Institute of Corporate Directors (ICD). Previously, Ms. Stevenson also served as a director of Valeant Pharmaceuticals International Inc. and OSI Pharmaceuticals Inc.

Carl Jürgen Tinggren
Mr. Tinggren has served as a director of OpenText since February 2017. Mr. Tinggren is the former Chief Executive Officer of Schindler Group, a European based global industrial corporation, and has over 30 years of international business experience. Previous to Schindler Group, Mr. Tinggren gained extensive management experience at Sika AG, a public specialty chemicals company, based out of Switzerland, Sweden and North America, as well as at Booz Allen & Hamilton. Mr. Tinggren is currently a non-executive member of the board of directors of Johnson Controls International, where he also serves as lead director and as chair of the audit committee. He is also a director at the Conference Board. Previously, Mr. Tinggren also served as a director of Schindler Group and Sika AG. Mr. Tinggren received an M.B.A. from Stockholm School of Economics and New York University Business School.
Deborah Weinstein
Ms. Weinstein has served as a director of OpenText since December 2009. Ms. Weinstein is a co-founder and partner of LaBarge Weinstein LLP, a business law firm based in Ottawa, Ontario, since 1997. Ms. Weinstein's legal practice specializes in corporate finance, securities law, mergers and acquisitions and business law representation of public and private companies, primarily in knowledge-based growth industries. Prior to founding LaBarge Weinstein LLP, Ms. Weinstein was a partner of the law firm Blake, Cassels & Graydon LLP, where she practiced from 1990 to 1997 in Ottawa, and in Toronto from 1985 to 1987. Ms. Weinstein also serves as a director of Dynex Power Inc., a manufacturer of power semiconductors, and on a number of not-

for-profit boards. Ms. Weinstein holds an LL.B. from Osgoode Hall Law School of York University. In the last five years, Ms. Weinstein also served as a director of LW Capital Pool Inc. and Standard Innovation Corporation, a private company.
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
Diversity in Executive Officer Positions
The Company is committed to a diverse and inclusive workplace, including advancing women to executive officer positions. The Company has not adopted specific objectives or targets regarding women at the executive officer level; however, the Company has adopted a formal written Global Diversity and Inclusion Policy which expresses its commitment to fostering a diverse and inclusive workplace for all employees. The Company currently has four women (33%) on the executive leadership team (ELT), while approximately 23% of existing positions on the senior leadership team (SLT), exclusive of our ELT, are held by women. A principal objective of our Global Diversity and Inclusion Policy is to support and monitor the identification, development and retention of diverse employees, including gender diversity at executive and leadership positions. We will continue to develop a sustainable culture of diversity and inclusion that provides all employees an opportunity to excel.
Item 11.    Executive Compensation
COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed with our management the following Compensation Discussion and Analysis (CD&A). Based on this review and discussion, our Compensation Committee has recommended to the Board that the following CD&A be included in our Annual Report on Form 10-K for Fiscal 2018.
This report is provided by the following independent directors, who comprise our Compensation Committee:
Michael Slaunwhite (Chair), Brian J. Jackman, Deborah Weinstein.
To the extent that this Annual Report on Form 10-K has been or will be specifically incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (Exchange Act), this “Compensation Committee Report” shall not be deemed “soliciting materials”, unless specifically otherwise provided in any such filing.
COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis of compensation arrangements of the following individuals for the fiscal year which ended on June 30, 2018 (Fiscal 2018), should be read together with the compensation tables and related disclosures set forth below: (i) our principal executive officer, (ii) our principal financial officer, (iii) our three most highly compensated executive officers, other than our principal executive officer and principal financial officer, and (iv) one additional individual who previously served as our principal financial officer during part of Fiscal 2018 (collectively, the Named Executive Officers). This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and projections regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the various planned programs summarized in this discussion.
Payments in Canadian dollars and British pounds sterling included herein, unless otherwise specified, are converted to U.S. dollars using an average annual exchange rate of 0.786589 and 1.342283, respectively.
Overview of Compensation Program
The compensation of our Named Executive Officers is the responsibility of the Compensation Committee of OpenText's board of directors (the Compensation Committee or the Committee), either alone or in certain circumstances, in consultation with the Board. The Compensation Committee ensures compensation decisions are in line with our goal to provide total compensation to our Named Executive Officers that (i) is fair, reasonable and consistent with our compensation philosophy to achieve our short-term and long-term business goals, and (ii) provides market competitive compensation. The Named Executive Officers who are the subject of this CD&A are:

•	Mark J. Barrenechea - Vice Chair, Chief Executive Officer and Chief Technology Officer (CEO)

•	Madhu Ranganathan - Executive Vice President and Chief Financial Officer (CFO)

•	John M. Doolittle - Former Executive Vice President and Chief Financial Officer (Former CFO)

•	Simon Harrison - Executive Vice President, Worldwide Sales

•	Muhi Majzoub - Executive Vice President, Engineering

•	Gordon A. Davies - Executive Vice President, Chief Legal Officer and Corporate Development

During Fiscal 2018, Mr. Doolittle served as our Executive Vice President and Chief Financial Officer until his departure from such office, effective April 2, 2018. Mr. Doolittle will remain with the Company until September 2018 for transition purposes.
Compensation Oversight Process
Role of Compensation Committee
The Compensation Committee has responsibility for the oversight of executive compensation within the terms and conditions of our various compensation plans. The Compensation Committee approves the compensation of our executive officers, with the exception of our CEO. In making compensation decisions relating to, among other things, performance targets, base salary, bonuses, short-term incentives and long-term incentives, the Compensation Committee considers the input of the CEO. With respect to the compensation of our CEO, the Compensation Committee makes recommendations to the Board (excluding the CEO) for approval. The Compensation Committee reviews and approves all equity awards related to executive compensation prior to final approval and granting by the Board.
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
During Fiscal 2018, the Committee’s work included the following:

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
Compensation Consultant
NASDAQ standards require compensation committees to have certain responsibilities and authority regarding the retention, oversight and funding of committees' advisors and perform an evaluation of each advisor's independence, taking into consideration all factors relevant to that person's independence from management. NASDAQ standards also require that such rights and responsibilities be enumerated in the compensation committee's charter. While, as a foreign private issuer under the U.S. federal securities laws, we are exempt from these rules, nonetheless, our Compensation Committee has the sole authority to retain and terminate outside consultants. From time to time, the Compensation Committee seeks the advice of an outside compensation consultant to provide assistance and guidance on compensation issues. The consultant may provide the Compensation Committee with relevant information pertaining to market compensation levels, alternative compensation plan designs, market trends and best practices and may assist the Compensation Committee with respect to determining the appropriate benchmarks for each Named Executive Officer's compensation.
In Fiscal 2018, the Compensation Committee retained Hugessen Consulting Inc. (Hugessen), an independent consulting firm specializing in executive compensation consulting. Hugessen did not attend any Compensation Committee meetings; however, representatives of Hugessen were made available from time to time to consult with members of the Compensation

Committee. Hugessen did not provide any other services to the Company during Fiscal 2018, outside of its capacity as compensation consultants.
The Compensation Committee met four times during Fiscal 2018. Management assisted in the coordination and preparation of the meeting agenda and materials for each meeting. The agenda is reviewed and approved by the Chairman of the Compensation Committee. The meeting materials are generally posted and made available to the other Committee members and invitees, if any, for review approximately one week in advance of each meeting.
Compensation Philosophy
We believe that compensation plays an important role in achieving short and long-term business objectives that ultimately drives business success in alignment with long-term shareholder value creation.
Our compensation philosophy is based on three fundamental principles:

•	Strong link to business strategy - Our short and long-term goals are reflected in our overall compensation program.

•
Pay for performance - We aim to reward sustained company performance and individual achievements by aligning a significant portion of total compensation to our financial results and strategic objectives. We believe compensation should fluctuate with financial performance and accordingly, we structure total compensation to be at or above our peer group median when our financial performance exceeds our target performance and likewise, we structure total compensation to be below our peer group median if our financial performance falls below our targets.

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

Our reward package is based primarily on results achieved by the Company as a whole. The Compensation Committee has the flexibility to exercise discretion to ensure total compensation appropriately reflects performance. The Compensation Committee rarely exercises said discretion.
Compensation Objectives
The objectives of our compensation program are to:

•	Attract and retain highly qualified executive officers who have a history of proven success;

•	Align the interests of executive officers with our shareholders' interests and with the execution of our business strategy;

•	Motivate and reward our high caliber executive team through competitive pay practices and an appropriate mix of short and long-term incentives;

•	Evaluate executive performance on the basis of key financial metrics which we believe closely correlate to long-term shareholder value; and

•	Tie compensation awards directly to key financial metrics with evaluations based on achieving and overachieving predetermined objectives.
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
The Compensation Committee periodically reviews data related to compensation levels and programs of a peer group of comparable organizations. Our last peer group analysis was prepared for management by Radford, an AON Hewitt Company (Radford), in November 2016 using the criteria described in the table below, and was presented to and approved by the Compensation Committee at that time. Our peer group consists of 17 companies that include 16 US-based companies and one Israel-based company. No additional comparable companies were added to our peer group in Fiscal 2018.

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

Akamai Technologies, Inc.
Autodesk, Inc.
Broadridge Financial Solutions, Inc.
Brocade Communications Systems, Inc.
CA Technologies
Cadence Design Systems, Inc.
Check Point Software Technologies Ltd.
Citrix Systems, Inc.
Global Payments Inc.
Nuance Communications, Inc.
Pitney Bowes Inc.
Red Hat, Inc.
Sabre Corporation
Symantec Corporation
Synopsys, Inc.
Teradata Corporation
The Dun & Bradstreet Corporation

Taking into account the benchmarking review performed in Fiscal 2017, further efforts were made to align our Named Executive Officers' compensation packages more closely with our stated compensation objectives. Accordingly, Messrs. Doolittle, Davies, Majzoub and Harrison received an adjustment to their respective total cash compensation effective at the commencement of Fiscal 2018. The results of the benchmarking review, in consultation with the Compensation Committee, were also taken into consideration when offering employment to Ms. Ranganathan, who joined the Company in April 2018 as Executive Vice President and CFO. Also see " Long-Term Incentives - Other Long-Term Equity Grants" below.
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
We use a combination of fixed and variable compensation to motivate our executive officers to achieve our corporate goals. For Fiscal 2018, the basic components of our executive officer compensation program were:

•	Fixed pay;

•	Short-term incentives; and

•	Long-term incentives.
To ensure alignment of the interests of our executive officers with the interests of our shareholders, our executive officers have a significant proportion of compensation “at risk”. Compensation that is “at risk” means compensation that may or may not be paid to an executive officer depending on whether the Company and such executive officer is able to meet or exceed applicable performance targets. Short-term incentives and long-term incentives meet this definition of compensation which is at risk, and long-term incentives are an additional incentive used to promote the creation of longer-term shareholder value. In general, the greater the executive officer’s influence upon our financial or operational results, the higher is the "at risk" portion of the executive officer's compensation.
The Compensation Committee annually considers the percentage of each Named Executive Officer's total compensation that is “at risk” depending on the Named Executive Officer's responsibilities and objectives.

The chart below provides the approximate percentage of target total compensation provided to each Named Executive Officer that was either fixed pay or “at risk” for Fiscal 2018:

Named Executive Officer	Fixed Pay Percentage (“Not At Risk”)	Short-Term Incentive Percentage (at 100% target) (“At Risk”)	Long-Term Incentive Percentage (at 100% target) (“At Risk”)
Mark J. Barrenechea	12%	18%	70%
Madhu Ranganathan(1)	32%	32%	36%
John M. Doolittle	23%	23%	54%
Simon Harrison	34%	34%	32%
Muhi Majzoub	21%	21%	58%
Gordon A. Davies	21%	21%	58%
(1) The "at risk" portion of Ms. Ranganathan's total compensation set forth in this table is lower than what the Compensation Committee would normally target for her respective position. This is the mathematical result of her long-term incentive grants being awarded at a prorated value based on the number of months Ms. Ranganathan was employed with the Company during Fiscal 2018.
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
The performance of each of our Named Executive Officers, other than our CEO, is assessed by our CEO in his capacity as the direct supervisor of the other Named Executive Officers. The performance of our CEO is assessed by the Board (excluding the CEO). The Board conducts the initial discussions and makes the initial decisions with respect to the performance of our CEO in a special session from which management is absent.
For details on our benchmarking process, see "Competitive Compensation" above.
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

Short-Term Incentives
In Fiscal 2018, all of our Named Executive Officers participated in our short-term incentive plan, which is designed to motivate achievement of our short-term corporate goals. These short-term corporate goals are typically derived from our annual business plan which is prepared by management and approved by the Board. Awards made under the short-term incentive plan are made by way of cash payments only.
The amount of the short-term incentive payable to each Named Executive Officer, in general, is based on the ability of each Named Executive Officer to meet pre-established, qualitative and quantitative corporate objectives related to improving shareholder and company value, as applicable, which are reviewed and approved by the Compensation Committee and the Board. For all Named Executive Officers these objectives consist of worldwide revenues and worldwide adjusted operating income with the exception of Mr. Harrison. Due to his specific responsibilities relating to sales, Mr. Harrison's objectives consist of worldwide license and cloud revenues and worldwide adjusted operating income.
Worldwide revenues are derived from the “Total Revenues” line of our audited income statement with certain adjustments relating to the aging of accounts receivable. Worldwide revenues are an important variable that helps us to assess our Named Executive Officers’ performance in helping us to grow and manage our business.
Worldwide license and cloud revenues are derived from sum of the "License" and "Cloud services and subscriptions" lines of our audited income statement.
Worldwide adjusted operating income, which is intended to reflect the operational effectiveness of our leadership, is calculated as total revenues less the total cost of revenues and operating expenses excluding amortization of intangible assets, special charges and stock-based compensation expense. Worldwide adjusted operating income is also adjusted to remove the impact of foreign exchange.
For Fiscal 2018, the following table illustrates the total short-term target awards for each Named Executive Officer, along with the associated weighting of the related performance measures.

Named Executive Officer	Total Target Award	Worldwide Revenues	Worldwide Adjusted Operating Income	Worldwide License and Cloud Revenues
Mark J. Barrenechea	$1,425,000	50%	50%	N/A
Madhu Ranganathan(1)	$125,000	50%	50%	N/A
John M. Doolittle	$498,172	50%	50%	N/A
Simon Harrison(2)	$300,000	N/A	50%	50%
Muhi Majzoub	$400,000	50%	50%	N/A
Gordon A. Davies	$367,076	50%	50%	N/A

(1)	The target amount was prorated based on the number of months Ms. Ranganathan was employed with us during Fiscal 2018.

(2)
The target amount was prorated based on the number of months Mr. Harrison held the position of Executive Vice President, Worldwide Sales during Fiscal 2018 and does not include short-term target awards prior to his promotion.

For the short-term incentive award amounts that would be earned at each of threshold, target and maximum levels of performance, for applicable objectives, see “Grants of Plan-Based Awards for Fiscal 2018” below.
For each performance measure noted above, the Compensation Committee approves the total target award, and the Board applies a threshold and target level of performance. Where applicable, the Board also applies an objective formula for determining the percentage payout under awards for levels of performance above and below threshold and target. To the extent target performance is exceeded, the award will be proportionately greater. The threshold and target levels and payout formula are set forth below as well as actual performance and payout percentages achieved in Fiscal 2018. The Board has discretion to make positive or negative adjustments if it considers them to be reasonably appropriate. The Board did not make any discretionary adjustments for Fiscal 2018 awards.

Objectives (in millions)	Threshold Target	Target	Fiscal 2018 Actual (1)	% Target Actually Achieved	% of Payment per Fiscal 2018 Payout Table
Worldwide Revenues	$2,472	$2,747	$2,713	98.8%	85%
Worldwide Adjusted Operating Income	$813	$903	$889	98.4%	85%
Worldwide License and Cloud Revenues	$1,140	$1,267	$1,230	97.1%	70%

(1)	Adjusted to remove the impact of foreign exchange and, in some cases, reflect certain adjustments relating to the aging of accounts receivable.

The table below illustrates the percentage of the target awards that are paid to our Named Executives Officers, with the exception of Mr. Harrison, in accordance with our actual results achieved during Fiscal 2018.

Worldwide Revenues and Worldwide Adjusted Operating Income - Attainment and Corresponding Payment
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	—%	100.0%	100%
90 - 91%	15%	100.5%	125%
92 - 93%	40%	101.0%	150%
94 - 95%	55%	101.5%	175%
96 - 97%	70%	102% and above	200%
98 - 99%	85%
Formula:
Actual / Budget = % of Attainment Linear x25 for every 0.5% over100%		Example: an attainment of 101% results in a payment of 150%

In Fiscal 2018, rounded up, we achieved 99% of our worldwide revenue target and 98% of our worldwide adjusted operating income target. The “Worldwide Revenues and Worldwide Adjusted Operating Income Calculations” table above illustrates under the “% Attainment” column that an achievement of 99% of target for the worldwide revenue performance criteria results in an award payment of 85% of the target award amount and an achievement of 98% of target for the worldwide adjusted operating income performance criterion results in an award payment of 85% of the target award amount.
The table below illustrates the percentage of the target awards that are paid to Mr. Harrison, as a result of more direct responsibilities relating to sales, in accordance with our actual results achieved during Fiscal 2018.

Worldwide License and Cloud Revenues and Worldwide Adjusted Operating Income - Attainment and Corresponding Payment
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	—%	102%	150%
90 - 91%	15%	103%	175%
92 - 93%	40%	104%	200%
94 - 95%	55%	105%	225%
96 - 97%	70%	106%	250%
98 - 99%	85%	107%	275%
100%	100%	108% and above	300% cap
101%	125%
Formula:
Actual / Budget = % of Attainment Linear x25 for every 0.5% over100%		Example: an attainment of 101% results in a payment of 150%
In Fiscal 2018, Mr. Harrison achieved 97% of his worldwide license and cloud revenue target and 98% of his worldwide adjusted operating income target. The “Worldwide License and Cloud Revenue and Worldwide Adjusted Operating Income Calculation” table above illustrates under the “% Attainment” column that an achievement of 97% of target for the worldwide license and cloud revenue performance criteria results in an award payment of 70% of the target award amount and an achievement of 98% of target for the worldwide adjusted operating income performance criterion results in an award payment of 85% of the target award amount.
 The actual short-term incentive award earned by each Named Executive Officer for Fiscal 2018 was determined in accordance with the formulas described above. We have set forth below for each Named Executive Officer the award amount actually paid for Fiscal 2018, and the percentage of target award amount represented by the actual award paid broken out by performance measure as follows:

Mark J. Barrenechea

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$712,500	$106,875	$605,625	85%
Worldwide Adjusted Operating Income	$712,500	$106,875	$605,625	85%
Total	$1,425,000	$213,750	$1,211,250	85%
Madhu Ranganathan

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$62,500	$9,375	$53,125	85%
Worldwide Adjusted Operating Income	$62,500	$9,375	$53,125	85%
Total	$125,000	$18,750	$106,250	85%
The target amount and resulting amount payable was prorated based on the number of months Ms. Ranganathan was employed with the Company during Fiscal 2018.
John M. Doolittle

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$249,086	$37,363	$211,725	85%
Worldwide Adjusted Operating Income	$249,086	$37,363	$211,725	85%
Total	$498,172	$74,726	$423,450	85%
Simon Harrison

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide License and Cloud Revenues	$150,000	$22,500	$105,000	70%
Worldwide Adjusted Operating Income	$150,000	$22,500	$127,500	85%
Total	$300,000	$45,000	$232,500	78%
The target amount and resulting amount payable was prorated based on the number of months Mr. Harrison held the position of Executive Vice President, Worldwide Sales during Fiscal 2018 and does not include payments made to Mr. Harrison earned prior to his promotion.
Muhi Majzoub

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$200,000	$30,000	$170,000	85%
Worldwide Adjusted Operating Income	$200,000	$30,000	$170,000	85%
Total	$400,000	$60,000	$340,000	85%

Gordon A. Davies

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$183,538	$27,531	$156,007	85%
Worldwide Adjusted Operating Income	$183,538	$27,531	$156,008	85%
Total	$367,076	$55,062	$312,015	85%

Long-Term Incentives
As with many North American technology companies, we have a general practice of granting variable long-term incentives to executive officers. Our long-term incentives represent a significant proportion of our executive officers’ total compensation, and its purpose is two-fold: (i) as a component of a competitive compensation package; and (ii) to align the interests of our executive officers with the interests of our shareholders. Grants are consistent with competitive market practice, and vesting occurs over time, to ensure alignment with our performance over the longer term. Usually a very high percentage of the long-term incentive is "at risk" indicating we will not provide any compensation to the executive unless shareholders have received a positive return.
Long-Term Incentive Plans (LTIP) - General
We incentivize our executive officers, in part, with long-term compensation pursuant to our LTIP. For each LTIP grant, a target value is established by the Compensation Committee for each Named Executive Officer, except for the CEO, whose target value is established by the Board, based on competitive market practice and by the respective Named Executive Officer’s ability to influence financial or operational performance. Grants are generally made annually and are comprised of the components outlined in the table below.
The target value of the LTIP is split into three components, with 50% represented by Performance Share Units (PSUs), 25% represented by Restricted Share Units (RSUs) and 25% represented by stock options. PSUs and RSUs are based on a rolling three-year program, which means that assessment of a Named Executive Officer's performance under each grant is made continuously over the period, but payments on that grant may only be made at the end of the applicable three year term in either cash or Common Shares, at the discretion of the Board. Options granted under the LTIP generally vest over four years. The LTIP payments may also be subject to certain payment limitations in the event of early termination of employment or change in control of the Company. As well, LTIP payments are subject to mandatory repayment or “claw-back” in the event of fraud, willful misconduct or gross negligence by any executive officer, including a Named Executive Officer, affecting the financial performance or financial statements of the Company or the price of our Common Shares. The performance targets and the weightings of performance targets under each LTIP are first recommended by the Compensation Committee and then approved by the Board. No dividends are paid or accrued on PSUs or RSUs.

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
Fiscal 2020 LTIP
Grants made in Fiscal 2018 under the Fiscal 2020 LTIP took effect starting on August 7, 2017 with the goal of measuring performance over the three year period starting July 1, 2017. For each Named Executive Officer, the compensation target under the Fiscal 2020 LTIP, was determined based on the Named Executive Officer's overall compensation and by their ability to influence our financial or operational performance.
The target compensation set for each Named Executive Officer under the Fiscal 2020 LTIP is comprised of three elements: PSUs, RSUs and stock options, which represent 50%, 25% and 25%, respectively, of each Named Executive Officer’s total LTIP target award. The table below illustrates the target value of each element under the Fiscal 2020 LTIP for each Named Executive Officer.

Named Executive Officer	Performance Share Units	Restricted Share Units	Stock Options	Total
Mark J. Barrenechea	$2,815,000	$1,407,500	$1,407,500	$5,630,000
Madhu Ranganathan(1)	$287,337	$143,669	$143,669	$574,675
John M. Doolittle(2)	N/A	N/A	N/A	N/A
Simon Harrison(3)	$184,564	$92,282	$92,282	$369,128
Muhi Majzoub	$550,000	$275,000	$275,000	$1,100,000
Gordon A. Davies	$518,579	$259,289	$259,289	$1,037,157

(1)	Grants made to Ms. Ranganathan under the LTIP 2020 plan were prorated based on the number of months Ms. Ranganathan was employed with the Company during Fiscal 2018.

(2)	As a result of his upcoming departure from the Company, the grants made to Mr. Doolittle under Fiscal 2020 LTIP are not eligible for vesting.

(3)	Grants made to Mr. Harrison under the LTIP 2020 plan were made prior to his promotion to Executive Vice President, Worldwide Sales.
Awards granted in Fiscal 2018 under the Fiscal 2020 LTIP were in addition to the awards granted in Fiscal 2017, Fiscal 2016, and prior years. For details of our previous LTIPs, see Item 11 of our Annual Report on Form 10-K for the appropriate year.

Fiscal 2020 LTIP - PSUs
With respect to our PSUs, we use relative TSR to benchmark the Company’s performance against the performance of the corporations comprising the constituents of the S&P Mid Cap 400 Software & Services Index (the Index). The Index is comprised of 400 U.S. public companies with unadjusted market capitalization of $1.8 billion to $13.6 billion and is a useful measure of the performance of mid-sized companies. Relative TSR is the sole measure for each Named Executive Officer's performance over the relevant three year period for the Fiscal 2020 LTIP with respect to PSUs. If over the three year period, the relative cumulative TSR of the Company compared to the cumulative TSR of the Index is greater than the 66th percentile, the relative TSR target will be achieved in full. If it is negative at the end of the three year period, no payout will be made. Otherwise, any target percentile achieved between 1% and 100% will be interpolated to determine a payout that can range from 1.5% to 150% of the target award based on the number of PSUs that were granted in connection with the Fiscal 2020 LTIP.
The amounts that may be realized for PSU awards under the Fiscal 2020 LTIP are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2018, and applied to the number of PSUs to be issued to the Named Executive Officers based on target level achievement.

Fiscal 2020 LTIP PSUs
Named Executive Officer	1.5% Achievement at June 30, 2020	100% Achievement at June 30, 2020	150% Achievement at June 30, 2020
Mark J. Barrenechea	$44,060	$2,937,309	$4,405,964
Madhu Ranganathan(1)	$4,202	$280,112	$420,168
John M. Doolittle(2)	N/A	N/A	N/A
Simon Harrison(3)	$2,755	$183,692	$275,538
Muhi Majzoub	$8,609	$573,949	$860,924
Gordon A. Davies	$7,828	$521,868	$782,802

(1)	Grants made to Ms. Ranganathan under the LTIP 2020 plan were prorated based on the number of months Ms. Ranganathan was employed with the Company during Fiscal 2018.

(2)	As a result of his upcoming departure from the Company, the grants made to Mr. Doolittle under Fiscal 2020 LTIP are not eligible for vesting.

(3)	Grants made to Mr. Harrison under the LTIP 2020 plan were made prior to his promotion to Executive Vice President, Worldwide Sales.

Fiscal 2020 LTIP - RSUs
RSUs vest over three years and do not have any specific performance-based vesting criteria. Provided the eligible employee remains employed throughout the vesting period, all RSUs granted shall become vested RSUs at the end of the Fiscal 2020 LTIP period.
The amounts that may be realized for RSU awards under the Fiscal 2020 LTIP are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2018, and applied to the number of equivalent RSUs to be issued to the Named Executive Officers.

Fiscal 2020 LTIP RSUs
Named Executive Officer	Value at June 30, 2018
Mark J. Barrenechea	$1,468,479
Madhu Ranganathan(1)	$140,056
John M. Doolittle(2)	N/A
Simon Harrison(3)	$91,846
Muhi Majzoub	$286,799
Gordon A. Davies	$260,758

(1)	Grants made to Ms. Ranganathan under the LTIP 2020 plan were prorated based on the number of months Ms. Ranganathan was employed with the Company during Fiscal 2018.

(2)	As a result of his upcoming departure from the Company, the grants made to Mr. Doolittle under Fiscal 2020 LTIP are not eligible for vesting.

(3)	Grants made to Mr. Harrison under the LTIP 2020 plan were made prior to his promotion to Executive Vice President, Worldwide Sales.

Fiscal 2020 LTIP - Stock Options
The stock options granted in connection with the Fiscal 2020 LTIP vest over four years, do not have any specific performance-based vesting criteria and, if not exercised, expire after seven years.
Other Long-Term Equity Grants
In addition to grants made in connection with our LTIP program, from time to time, we may grant stock options and/or RSUs to new strategic hires and to our employees in recognition of their service, such as for promotions, retention, or other reasons. In Fiscal 2018, we granted stock options to two of our Named Executive Officers, namely, Ms. Ranganathan, in connection with the commencement of her employment with us, and Mr. Harrison, in connection with his promotion to Executive Vice President, Worldwide Sales. Details of these grants are contained in the table below under "Grants of Plan Based Awards" Our RSUs and stock options vest over a specified contract date, typically over three and four years, respectively, and do not have any specific performance criteria. With respect to stock option grants, the Board will determine the following, based upon the recommendation of the Compensation Committee: the executive officers entitled to participate in our stock option plan, the number of options to be granted, and any other material terms and conditions of the stock option grant.
All stock option grants, whether part of the LTIP or granted separately for new hires, promotions, retention or other reasons, are governed by our stock option plans. In addition, grants and exercises of stock options are subject to our Insider Trading Policy. For details of our Insider Trading Policy, see “Other Information With Respect to Our Compensation Program - Insider Trading Policy” below.
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

For purposes of the Share Ownership Guidelines, individuals are deemed to hold all securities over which he or she is the registered or beneficial owner thereof under the rules of Section 13(d) of the Exchange Act through any contract, arrangement, understanding, relationship or otherwise in which such person has or shares:

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
As of the date of this Annual Report on Form 10-K, all Named Executive Officers comply with the Share Ownership Guidelines for Fiscal 2018, as they have either met the share ownership guidelines or, in the case of Ms. Ranganathan and Mr. Harrison, have five years from becoming subject to these guidelines to achieve the equity ownership guidelines required by their position.
Directors
With respect to non-management directors, both Common Shares and deferred stock units (DSUs) are counted towards the achievement of the Share Ownership Guidelines. The Company currently has a Directors’ Deferred Share Unit Plan (DSU Plan), whereby any non-management director of the Company may elect to defer all or part of his or her retainer and/or fees in the form of common stock equivalents. As of the date of this Annual Report on Form 10-K, all non-management directors have exceeded the Share Ownership Guidelines applicable to them, which is three times their annual retainer, with the exception of Mr. Tinggren, who joined as a member of our Board in February 2017. For further details, see the table below titled “Director Compensation for Fiscal 2018”.
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

Tax Deductibility of Compensation
Under Section 162(m) of the United States Internal Revenue Code (or Section 162(m)) publicly-held corporations cannot deduct compensation paid in excess of $1,000,000 to certain executive officers in any taxable year. Certain compensation paid under plans that are “performance-based” (which means compensation paid only if the individual's performance meets pre-established objective goals based upon performance criteria approved by shareowners) are not subject to the $1,000,000 annual limit. Although our compensation policy is designed to link compensation to performance, payments in excess of $1,000,000 made pursuant to any of our compensation plans to United States-based executives may not be deductible under Section 162(m). The Tax Cuts and Jobs Act amended Section 162(m) to delete the exception for performance-based compensation and to expand the corporations and executives to which it applies. Beginning with Fiscal 2019, we will be unable to deduct under Section 162(m) compensation paid in excess of $1,000,000 to any person who served as CEO or CFO during the taxable year and any other Named Executive Officer serving as an executive at the end of the taxable year (each, a “covered employee”) as well any person who was a covered employee in a preceding taxable year, subject to limited transition relief.

Summary Compensation Table
The following table sets forth summary information concerning the annual compensation of our Named Executive Officers. All numbers are rounded to the nearest dollar or whole share. Changes in exchange rates will impact payments illustrated below that are made in currencies other than the U.S. dollar. Any Canadian dollar payments included herein have been converted to U.S. dollars at an annual average rate of 0.786589, 0.754836, and 0.755310, for Fiscal 2018, Fiscal 2017, and Fiscal 2016, respectively. Any British pounds sterling payments included herein have been converted to U.S. dollars at an annual average rate of 1.342283 for Fiscal 2018.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)		Total ($)
Mark J. Barrenechea	2018	$950,000	—	$3,538,963	$1,407,556	$1,211,250	N/A	$37,161	(5)	$7,144,930
Vice Chair, Chief Executive Officer and Chief Technology Officer	2017	$945,000	—	$3,233,360	$5,821,023	$1,925,625	N/A	$13,926	(6)	$11,938,934
	2016	$945,000	—	$3,658,934	$1,283,437	$923,738	N/A	$22,082	(6)	$6,833,191

Madhu Ranganathan(12)	2018	$125,000	—	$315,057	$2,275,143	$106,250	N/A	$—	(7)	$2,821,450
EVP, Chief Financial Officer	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(8)	N/A
	2016	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(8)	N/A

John M. Doolittle	2018	$498,175	—	$699,341	$278,118	$423,450	N/A	$14,896	(9)	$1,913,980
Former EVP, Chief Financial Officer	2017	$415,160	—	$480,818	$190,968	$725,744	N/A	$10,133	(6)	$1,822,823
	2016	$377,655	—	$560,347	$196,449	$295,326	N/A	$14,424	(6)	$1,444,201

Simon Harrison (13)	2018	$388,916	—	$221,328	$868,563	$288,972	N/A	$11,470	(10)	$1,779,249
EVP, Worldwide Sales	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(8)	N/A
	2016	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(8)	N/A

Muhi Majzoub	2018	$400,000	—	$691,379	$274,993	$340,000	N/A	$—	(7)	$1,706,372
EVP, Engineering	2017	$356,000	—	$535,825	$212,651	$527,313	N/A	$—	(7)	$1,631,789
	2016	$356,000	—	$606,276	$212,632	$243,398	N/A	$—	(7)	$1,418,306

Gordon A. Davies	2018	$367,077	—	$628,627	$249,994	$312,015	N/A	$15,969	(11)	$1,573,682
EVP, Chief Legal Officer and Corporate Development	2017	$314,012	—	$630,050	$250,270	$464,681	N/A	$—	(7)	$1,659,013
	2016	$314,209	—	$713,431	$250,169	$214,850	N/A	$15,276	(6)	$1,507,935

(1)
PSUs and RSUs were granted pursuant to the Fiscal 2020 LTIP and other non- LTIP related grants. The amounts set forth in this column represent the aggregate grant date fair value, as computed in accordance with ASC Topic 718 “Compensation-Stock Compensation” (Topic 718). Grant date fair value may vary from the target value indicated in the table set forth above in the section “Fiscal 2020 LTIP”. For a discussion of the assumptions used in these valuations, see note 12 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. For the maximum value that may be received under the PSU awards by each Named Executive Officer, see the “Maximum” column under “Estimated Future Payouts under Equity Incentive Plan Awards” under the “Grants of Plan-Based Awards in Fiscal 2018” table below.

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

(3)	The amounts set forth in this column for Fiscal 2018 represent payments under the short-term incentive plan.

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

(6)
For details of the amounts of fees or expenses we paid or reimbursed please refer to Summary Compensation Table in Item 11 of our Annual Report on Form 10-K for the corresponding fiscal years ended June 30, 2017 and June 30, 2016.

(7)	The total value of all perquisites and personal benefits for this Named Executive Officer was less than $10,000, and, therefore, excluded.

(8)	The executive officer was not a Named Executive Officer during the fiscal year, and, therefore compensation details have been excluded.

(9)	Represents amounts we paid or reimbursed for:

a.	Taxable benefit on annual sales event ($12,547)

b.	Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Doolittle.

(10)	Represents amounts we paid or reimbursed for:

a.	Taxable benefit on annual sales event ($5,327)

b.	Car allowances ($4,698)

(11)	Represents amounts we paid or reimbursed for:

a.	Taxable benefit on annual sales event ($12,547)

b.	Club membership fees ($3,422)

(12)
The amounts set forth for Ms. Ranganathan's salary and non-equity incentive awards represents a prorated amount based on the number of months Ms. Ranganathan was employed with the Company during Fiscal 2018.

(13)	The amounts set forth for Mr. Harrison's total compensation includes all amounts earned during Fiscal 2018 as Executive Vice President, Worldwide Sales and those earned prior to his promotion.
Grants of Plan-Based Awards in Fiscal 2018
The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during Fiscal 2018.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Options (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)	($/share)	Awards ($)
Mark J. Barrenechea	August 7, 2017	$213,750	$1,425,000	$2,850,000	189,180	$34.49	$1,407,556
Madhu Ranganathan(4)	May 11, 2018	$18,750	$125,000	$250,000	293,510	$34.71	$2,275,143
John M. Doolittle	August 7, 2017	$74,726	$498,172	$996,344	37,380	$34.49	$278,118
Simon Harrison(5)	August 7, 2017	$45,000	$300,000	$900,000	11,840	$34.49	$88,093
	November 6, 2017				100,000	$34.48	$780,470
Muhi Majzoub	August 7, 2017	$60,000	$400,000	$800,000	36,960	$34.49	$274,993
Gordon A. Davies	August 7, 2017	$55,062	$367,076	$734,152	33,600	$34.49	$249,994

		Estimated Future Payouts Under Equity Incentive Plan Awards (6)			All Other Stock Awards: Number of Securities Underlying (7)	Grant Date Fair Value of Stock (3)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Stock (#)	Awards ($)
Mark J. Barrenechea	August 7, 2017	1,252	83,470	125,205	41,730	$3,538,963
Madhu Ranganathan	May 11, 2018	119	7,960	11,940	3,980	$315,057
John M. Doolittle(8)	August 7, 2017	N/A	N/A	N/A	N/A	N/A
Simon Harrison	August 7, 2017	78	5,220	7,830	2,610	$221,328
Muhi Majzoub	August 7, 2017	245	16,310	24,465	8,150	$691,379
Gordon A. Davies	August 7, 2017	222	14,830	22,245	7,410	$628,627

(1)
Represents the threshold, target and maximum estimated payouts under our short-term incentive plan for Fiscal 2018. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Short-Term Incentives” above.

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

(4)	The amounts set forth for Ms. Ranganathan's equity incentive plan awards represents a prorated amount based on the number of months Ms. Ranganathan was employed with the Company during Fiscal 2018.

(5)
The amounts set forth for Mr. Harrison's equity incentive plan awards represents a prorated amount based on the time Mr. Harrison held the position of Executive Vice President, Worldwide Sales during Fiscal 2018.

(6)
Represents the threshold, target and maximum estimated payouts under our Fiscal 2020 LTIP PSUs. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - Fiscal 2020 LTIP” above.

(7)
Represents the estimated payouts under our Fiscal 2020 LTIP RSUs granted in Fiscal 2018. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - Fiscal 2020 LTIP” above.

(8)	As a result of his upcoming departure from the Company, the grants made to Mr. Doolittle under Fiscal 2020 LTIP are not eligible for vesting.
Outstanding Equity Awards at End of Fiscal 2018
The following table sets forth certain information regarding outstanding equity awards held by each Named Executive Officer as of June 30, 2018.

		Option Awards (1)						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Non- exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#) (3)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (3)
Mark J. Barrenechea	August 2, 2013	135,208	—	$16.58	August 2, 2020
	August 1, 2014	95,806	31,934	$27.83	August 1, 2021
	January 29, 2015	200,000	200,000	$27.09	January 29, 2022
	January 29, 2015	—	800,000	$27.09	January 29, 2022
	July 31, 2015	114,200	114,200	$22.87	July 31, 2022
	July 29, 2016	49,140	147,420	$29.75	July 29, 2023
	June 1, 2017	—	600,000	$32.63	June 1, 2024
	August 7, 2017	—	189,180	$34.49	August 7, 2024
	August 23, 2015					65,820	$2,316,206
	August 23, 2015							131,640	$4,632,412
	August 14, 2016					41,600	$1,463,904
	August 14, 2016							83,200	$2,927,808
	August 7, 2017					41,730	$1,468,479
	August 7, 2017							83,470	$2,937,309

Madhu Ranganathan	May 11, 2018	—	275,000	$34.71	May 11, 2025
	May 11, 2018	—	18,510	$34.71	May 11, 2025
	May 11, 2018					3,980	$140,056
	May 11, 2018							7,960	$280,112

John M. Doolittle	September 8, 2014	3,226	75,000	$28.65	September 8, 2021
	September 8, 2014	—	6,914	$28.65	September 8, 2021
	July 31, 2015	—	17,480	$22.87	July 31, 2022

	July 29, 2016	7,310	21,930	$29.75	July 29, 2023
	August 7, 2017	—	37,380	$34.49	August 7, 2024
	August 23, 2015					10,080	$354,715
	August 23, 2015							20,160	$709,430
	August 14, 2016					4,228	$148,783
	August 14, 2016							8,471	$298,094

Simon Harrison	August 13, 2012	20,000	—	$13.63	August 13, 2019
	November 2, 2012	6,504	—	$13.19	November 2, 2019
	August 2, 2013	7,266	—	$16.58	August 2, 2020
	August 7, 2017	—	11,840	$34.49	August 7, 2024
	November 6, 2017	—	100,000	$34.48	November 6, 2024
	August 23, 2015					8,980	$316,006
	August 14, 2016					5,680	$199,879
	August 7, 2017					2,610	$91,846
	August 7, 2017							5,220	$183,692

Muhi Majzoub	June 11, 2012	100,000	—	$11.68	June 11, 2019
	November 2, 2012	18,788	—	$13.19	November 2, 2019
	August 2, 2013	20,996	—	$16.58	August 2, 2020
	August 1, 2014	17,356	5,784	$27.83	August 1, 2021
	July 31, 2015	18,920	18,920	$22.87	July 31, 2022
	July 29, 2016	8,140	24,420	$29.75	July 29, 2023
	August 7, 2017	—	36,960	$34.49	August 7, 2024
	August 23, 2015					10,900	$385,571
	August 23, 2015							21,820	$767,846
	August 14, 2016					6,900	$242,811
	August 14, 2016							13,780	$484,918
	August 7, 2017					8,150	$286,799
	August 7, 2017							16,310	$573,949

Gordon A. Davies	August 1, 2014	—	7,154	$27.83	August 1, 2021
	July 31, 2015	—	22,260	$22.87	July 31, 2022
	July 29, 2016	—	28,740	$29.75	July 29, 2023
	August 7, 2017	—	33,600	$34.49	August 7, 2024
	August 23, 2015					12,840	$451,840
	August 23, 2015							25,660	$902,975
	August 14, 2016					8,100	$285,039
	August 14, 2016							16,220	$570,782
	August 7, 2017					7,410	$260,758
	August 7, 2017							14,830	$521,868

(1)
Options in the table above vest annually over a period of 4 years starting from the date of grant, with the exception of 1,200,000 options granted to the CEO in Fiscal 2015 and 600,000 options granted to the CEO in Fiscal 2017. For additional detail, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - Long-Term Equity Grants to CEO” above and under Item 11 of our Annual Report on Form 10-K for Fiscal 2015 and Fiscal 2017.

(2)
Represents each Named Executive Officer's target number of RSUs granted pursuant to the Fiscal 2018, Fiscal 2019, and Fiscal 2020 LTIPs and other RSU grants, which vest upon the schedules described above in "Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long Term Incentives". These amounts illustrate the market value as of June 30, 2018 based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $35.19.

(3)
Represents each Named Executive Officer's target number of PSUs granted pursuant to the Fiscal 2018, Fiscal 2019, and Fiscal 2020 LTIPs, which vest upon the schedules described above in "Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long Term Incentives", and the market value as of June 30, 2018 based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $35.19.

As of June 30, 2018, options to purchase an aggregate of 7,078,435 Common Shares had been previously granted and are outstanding under our stock option plans, of which 2,482,288 Common Shares were vested. Options to purchase an additional 10,893,828 Common Shares remain available for issuance pursuant to our stock option plans. Our outstanding options pool represents 2.6% of the Common Shares issued and outstanding as of June 30, 2018.

During Fiscal 2018, the Company granted options to purchase 1,322,340 Common Shares or 0.5% of the Common Shares issued and outstanding as of June 30, 2018.
Option Exercises and Stock Vested in Fiscal 2018
The following table sets forth certain details with respect to each of the Named Executive Officers concerning the exercise of stock options and vesting of stock in Fiscal 2018:

	Option Awards		Stock Awards (3)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Mark J. Barrenechea	1,620,984	$32,092,449	107,950	$3,518,908
Madhu Ranganathan	—	$—	—	$—
John M. Doolittle	260,000	$1,939,443	25,262	$813,030
Simon Harrison	10,000	$227,702	4,060	$130,894
Muhi Majzoub	—	$—	15,936	$513,777
Gordon A. Davies	35,936	$428,032	19,714	$635,579

(1)	“Value realized on exercise” is the excess of the market price, at date of exercise, of the shares underlying the options over the exercise price of the options.

(2)	“Value realized on vesting” is the market price of the underlying Common Shares on the vesting date.

(3)
Relates to (i) the vesting of PSUs and RSUs under our Fiscal 2017 LTIP, and (ii) the vesting of RSUs for Messrs. Barrenechea and Doolittle in accordance with the terms of their respective contractual agreements.

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
No Change in Control

No change in control
		Base	Short term incentives (1)	LTIP (2)	Options (3)	Employee and Medical Benefits (4)
Mark J. Barrenechea	Termination without cause or Change in relationship	24 months	24 months	Prorated	Vested	24 months(5)
Madhu Ranganathan	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
John M. Doolittle	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Simon Harrison	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Muhi Majzoub	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Gordon A. Davies	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months

(1)	Assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred.

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

(5)
In accordance with the terms of his employment agreement, as amended, Mr. Barrenechea is entitled to participate until the age of 65 in healthcare benefits substantially similar to what he currently receives as Vice Chair, Chief Executive Officer and Chief Technology Officer of the Company. These benefits will be provided at the cost of the Company, provided that Mr. Barrenechea continues to be responsible for funding an amount that is equal to his employee contribution as Vice Chair, Chief Executive Officer and Chief Technology Officer, unless he becomes employed elsewhere, at which point this benefit will terminate. In the event that the employee or company contribution funding increases, Mr. Barrenechea would be responsible for that increase.

Within 12 Months of a Change in Control

Within 12 Months of a Change in Control
		Base	Short term incentives (1)	LTIP	Options (2)	Employee and Medical Benefits (3)
Mark J. Barrenechea	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months(4)
Madhu Ranganathan	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months
John M. Doolittle	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months
Simon Harrison	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months
Muhi Majzoub	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months
Gordon A. Davies	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months

(1)	Assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred.

(2)	For a period of 90 days following the termination date, the Named Executive Officer has the right to exercise all options which are deemed to have vested as of the date of termination.

(3)	Employee and medical benefits provided to each Named Executive Officer immediately prior to the occurrence of the trigger event.

(4)
In accordance with the terms of his employment agreement, as amended, Mr. Barrenechea is entitled to participate until the age of 65 in healthcare benefits substantially similar to what he currently receives as Vice Chair, Chief Executive Officer and Chief Technology Officer of the Company. These benefits will be provided at the cost of the Company, provided that Mr. Barrenechea continues to be responsible for funding an amount that is equal to his employee contribution as Vice Chair, Chief Executive Officer and Chief Technology Officer, unless he becomes employed elsewhere, at which point this benefit will terminate. In the event that the employee or company contribution funding increases, Mr. Barrenechea would be responsible for that increase.

In addition to the information identified above, each Named Executive Officer is entitled to all accrued payments up to the date of termination, including all earned but unpaid short-term incentive amounts and earned but unsettled LTIP. Except as otherwise required by law, we are required to make all these payments and provide these benefits over a period of 12 months or 24 months, depending on the Named Executive Officer’s entitlement and the circumstances which triggered our obligation to make such payments and provide such benefits, from the date of the event which triggered our obligation. With respect to payments to Mr. Barrenechea, the Company intends to make all required payments to Mr. Barrenechea no later than two and a half months after the end of the later of the fiscal year or calendar year in which the payments are no longer subject to a substantial risk of forfeiture.
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
Quantitative Estimates of Payments upon Termination or Change in Control
Further information regarding payments to our Named Executive Officers in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each Named Executive Officer would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on June 30, 2018. Amounts (i) potentially payable under plans which are generally available to all salaried employees, such as life and disability insurance, and (ii) earned but unpaid, in both cases, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our Common Shares of $35.19 per share as reported on the

NASDAQ on June 30, 2018, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:

•	Payments in Canadian dollars included herein are converted to U.S. dollars using an exchange rate, as of June 30, 2018, of 0.786589;

•	The salary and incentive payments are calculated based on the amounts of salary, incentive and benefit payments which were payable to each Named Executive Officer as of June 30, 2018; and

•
Payments under the LTIPs are calculated as though 100% of Fiscal 2020 LTIP (granted in Fiscal 2018), Fiscal 2019 LTIP (granted in Fiscal 2017), and Fiscal 2018 LTIP (granted in Fiscal 2016) have vested with respect to a termination without cause or change in relationship following a change in control event, and as though a pro-rated amount have vested with respect to no change in control event.

Actual payments made at any future date may vary, including the amount the Named Executive Officer would have accrued under the applicable benefit or compensation plan as well as the price of our Common Shares.

Named Executive Officer		Salary ($)	Short-term Incentive Payment ($)	Gain on Vesting of LTIP and Non-LTIP RSUs ($)	Gain on Vesting of Stock Options ($)	Employee Benefits ($)		Total ($)
Mark J. Barrenechea	Termination Without Cause / Change in Relationship with no Change in Control	$1,900,000	$2,850,000	$9,356,614	$—	$74,322	(1)	$14,180,936
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,900,000	$2,850,000	$15,746,117	$12,218,837	$74,322		$32,789,276
Madhu Ranganathan	Termination Without Cause / Change in Relationship with no Change in Control	$500,000	$500,000	$—	$—	$—		$1,000,000
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,000,000	$1,000,000	$420,169	$140,885	$—		$2,561,054
John M. Doolittle	Termination Without Cause / Change in Relationship with no Change in Control	$498,173	$498,173	$1,290,377	$—	$21,610		$2,308,333
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$996,346	$996,346	$1,511,023	$897,143	$43,219		$4,444,077
Simon Harrison	Termination Without Cause / Change in Relationship with no Change in Control	$400,000	$400,000	$425,614	$—	$8,730		$1,234,344
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$800,000	$800,000	$791,423	$79,288	$17,460		$2,488,171
Muhi Majzoub	Termination Without Cause / Change in Relationship with no Change in Control	$400,000	$400,000	$1,550,434	$—	$12,201		$2,362,635
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$800,000	$800,000	$2,739,893	$434,627	$24,401		$4,798,921
Gordon A. Davies	Termination Without Cause / Change in Relationship with no Change in Control	$367,075	$367,075	$1,824,027	$—	$24,739		$2,582,916
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$734,150	$734,150	$2,993,261	$507,053	$49,478		$5,018,092

(1)
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

Director Compensation for Fiscal 2018
The following table sets forth summary information concerning the annual compensation received by each of the non-management directors of OpenText for the fiscal year ended June 30, 2018.

	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
P. Thomas Jenkins (3)	$—	$546,926	$—	$—	N/A	$—		$546,926
Randy Fowlie (4)	$48,450	$325,407	$—	$—	N/A	$—		$373,857
Gail E. Hamilton (5)	$84,750	$257,756	$—	$—	N/A	$—		$342,506
Brian J. Jackman (6)	$79,500	$252,010	$—	$—	N/A	$—		$331,510
Stephen J. Sadler (7)	$2,000	$326,163	$—	$—	N/A	$789,886	(12)	$1,118,049
Michael Slaunwhite (8)	$4,738	$365,436	$—	$—	N/A	$—		$370,174
Katharine B. Stevenson (9)	$—	$352,017	$—	$—	N/A	$—		$352,017
Carl Jurgen Tinggren (10)	$126,250	$229,866	$—	$—	N/A	$—		$356,116
Deborah Weinstein (11)	$—	$363,697	$—	$—	N/A	$—		$363,697

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

(2)
The amounts set forth in this column represents the amount recognized as the aggregate grant date fair value of equity-based compensation awards, inclusive of DSU dividend equivalents, as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards. For a discussion of the assumptions used in this valuation, see note 12 “Share Capital, Option Plan and Share-based Payments” to our consolidated financial statements. In Fiscal 2018, Messrs. Jenkins, Fowlie, Jackman, Sadler, Tinggren and Slaunwhite and Mses. Hamilton, Stevenson and Weinstein received 15,848, 9,428, 7,306, 9,460, 6,651, 10,592, 7,476, 10,199, and 10,541 DSUs, respectively.

(3)	As of June 30, 2018, Mr. Jenkins holds no options and 91,001 DSUs. Mr. Jenkins serves as Chairman of the Board.

(4)	As of June 30, 2018, Mr. Fowlie holds no options and 78,297 DSUs.

(5)	As of June 30, 2018, Ms. Hamilton holds no options and 61,917 DSUs.

(6)	As of June 30, 2018, Mr. Jackman holds no options and 51,354 DSUs.

(7)	As of June 30, 2018, Mr. Sadler holds no options and 73,213 DSUs.

(8)	As of June 30, 2018, Mr. Slaunwhite holds no options and 90,114 DSUs.

(9)	As of June 30, 2018, Ms. Stevenson holds no options and 71,471 DSUs.

(10)	As of June 30, 2018, Mr. Tinggren holds no options and 10,492 DSUs.

(11)	As of June 30, 2018, Ms. Weinstein holds no options and 85,506 DSUs.

(12)
During Fiscal 2018, Mr. Sadler received $789,886 in consulting fees, paid or payable in cash, for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Directors who are salaried officers or employees receive no compensation for serving as directors. Mr. Barrenechea was the only employee director in Fiscal 2018. The material terms of our director compensation arrangements are as follows:

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

The Board has adopted a DSU Plan which is available to any non-management director of the Company. In Fiscal 2018, certain directors elected to receive DSUs instead of a cash payment for their directors’ fees. In addition to the scheduled fee arrangements set forth in the table above, whether paid in cash or DSUs, non-management directors also receive an annual DSU grant representing the long term component of their compensation. The amount of the annual DSU grant is discretionary; however, historically, the amount of this grant has been determined and updated on a periodic basis with the assistance of the Compensation Committee and the compensation consultant and benchmarked against director compensation for comparable companies. For Fiscal 2018, the annual DSU grant was approximately $225,000 for each non-management director and approximately $295,000 for the Chairman of the Board. DSUs granted as compensation for directors fees vest immediately whereas the annual DSU grant vests at the Company’s next annual general meeting. No DSUs are payable by the Company until the director ceases to be a member of the Board.
As with its employees, the Company believes that granting compensation to directors in the form of equity, such as DSUs, promotes a greater alignment of long-term interests between directors of the Company and the shareholders of the Company. During Fiscal 2018, no stock options were granted to non-management directors and the Company has taken the position that non-management directors will receive DSUs instead of stock options where granting of equity awards is appropriate. All non-management directors have exceeded the Share Ownership Guidelines applicable to them, which is three times their annual retainer, with the exception of Mr. Tinggren, who joined as a member of our Board in February 2017. For further details of our Share Ownership Guidelines as they relate to directors, see “Share Ownership Guidelines” above.
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

Board's Role in Risk Oversight
The Board has overall responsibility for risk oversight. The Board is responsible for overseeing management’s implementation and operation of enterprise risk management, either directly or through its committees, which shall report to the Board with respect to risk oversight undertaken in accordance with their respective charters.  At least annually, the Board shall review reports provided by management on the risks inherent in the business of the Company (including appropriate crisis preparedness, business continuity, information system controls, cybersecurity and disaster recovery plans), the appropriate degree of risk mitigation and risk control, overall compliance with and the effectiveness of the Company’s risk management policies, and residual risks remaining after implementation of risk controls. In addition, each committee reviews and reports to the Board on risk oversight matters, as described below.
The Audit Committee oversees risks related to our accounting, financial statements and financial reporting process. On a quarterly basis, the Audit Committee also reviews reports provided by management on the risks inherent in the business of the Company, including those related to cybersecurity and disaster recovery plans, and reports to the Board with respect to risk oversight undertaken.
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
The following table sets forth certain information as of June 30, 2018 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of approximately 5% or more of our outstanding Common Shares, (ii) each director of our Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.
The number and percentage of shares beneficially owned as exhibited in Item 12 is based on filings made in accordance with the rules of the SEC, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting or investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of June 30, 2018. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo, Ontario, Canada, N2L 0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
Caisse de Depot et Placement du Quebec (1) 1000 Place Jean-Paul Riopelle, Montreal H2Z 2B3	18,056,800	6.75%
Jarislowsky, Fraser Ltd. (1) 1010 Sherbrooke St. West, Montreal QC H3A 2R7	16,972,231	6.34%
P. Thomas Jenkins (2)	4,280,572	1.59%
Mark J. Barrenechea (3)	1,410,789	*
Michael Slaunwhite (4)	516,805	*
Randy Fowlie (5)	297,788	*
Muhi Majzoub (6)	269,476	*
Stephen J. Sadler (7)	216,704	*
Katharine B. Stevenson (8)	119,402	*
Brian Jackman (9)	117,245	*
Deborah Weinstein (10)	98,997	*
Gail E. Hamilton (11)	69,408	*
Gordon A. Davies (12)	65,596	*
John M. Doolittle (13)	55,792	*
Simon Harrison (14)	49,444	*
Carl Jürgen Tinggren (15)	3,983	*
Madhu Ranganathan	—	*
All executive officers and directors as a group (16)	8,007,452	2.97%

*	Less than 1%

(1)
Information regarding the shares outstanding is based on information filed in Schedule 13G, 13F, or Schedule 13G/A with the SEC. The percentage of Common Shares outstanding is calculated using the total shares outstanding as of June 30, 2018.

(2)	Includes 4,198,104 Common Shares owned and 82,468 deferred stock units (DSUs) which are exercisable.

(3)	Includes 630,966 Common Shares owned, 594,354 options which are exercisable and 185,469 options which will become exercisable within 60 days of June 30, 2018.

(4)	Includes 433,200 Common Shares owned and 83,605 DSUs which are exercisable.

(5)	Includes 226,000 Common Shares owned and 71,788 DSUs which are exercisable.

(6)	Includes 52,652 Common Shares owned, 184,200 options which are exercisable and 32,624 options which will become exercisable within 60 days of June 30, 2018.

(7)	Includes 150,000 Common Shares owned and 66,704 DSUs which are exercisable.

(8)	Includes 54,440 Common Shares owned and 64,962 DSUs which are exercisable.

(9)	Includes 72,400 Common Shares owned and 44,845 DSUs which are exercisable.

(10)	Includes 20,000 Common Shares owned and 78,997 DSUs which are exercisable.

(11)	Includes 14,000 Common Shares owned and 55,408 DSUs which are exercisable.

(12)	Includes 29,332 Common Shares owned and 36,264 options which will become exercisable within 60 days of June 30, 2018.

(13)	Includes 19,861 Common Shares owned, 10,536 options which are exercisable and 25,395 options which will become exercisable within 60 days of June 30, 2018.

(14)	Includes 12,714 Common Shares owned, 33,770 options which are exercisable and 2,960 options which will become exercisable within 60 days of June 30, 2018.

(15)	Includes 3,983 DSUs which are exercisable.

(16)	Includes 5,957,993 Common Shares owned, 1,155,403 options which are exercisable, 341,296 options which will become exercisable within 60 days of June 30, 2018, and 552,760 DSUs which are exercisable.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth summary information relating to our various stock compensation plans as of June 30, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	7,078,435	$28.41	10,893,828
Equity compensation plans not approved by security holders :
Under deferred stock unit awards	613,365	N/A	—
Under performance stock unit awards	515,437	N/A	—
Under restricted stock unit awards	814,220	N/A	—
Total	9,021,457	N/A	10,893,828
For more information regarding stock compensation plans, please refer to note 12 "Share Capital, Option Plans and Share-Based Payments" to our Consolidated Financial Statements, under Part IV, Item 15 of this Annual Report on Form 10-K.

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
The Board has determined that all directors, except Messrs. Barrenechea and Sadler, meet the independence requirements under the NASDAQ Listing Rules and qualify as “independent directors” under those Listing Rules. Mr. Barrenechea is not considered independent by virtue of being our Vice Chairman, Chief Executive Officer and Chief Technology Officer. See “Transactions with Related Persons” below with respect to payments made to Mr. Sadler. Each of the members of our Compensation Committee, Audit Committee and Corporate Governance and Nominating Committee is an independent director.
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

During Fiscal 2018, Mr. Sadler received approximately CAD $1.0 million in consulting fees from OpenText (equivalent to $0.8 million USD), inclusive of CAD $980 thousand bonus fees for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Item 14.	Principal Accountant Fees and Services
The aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for Fiscal 2018 and Fiscal 2017 were:

	Year ended June 30,
(In thousands)	2018	2017
Audit fees (1)	$4,701	$4,269
Audit-related fees (2)	—	166
Tax fees (3)	116	98
All other fees (4)	101	9
Total	$4,918	$4,542

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

OpenText's Audit Committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from our independent registered public accounting firm be approved in advance by the Audit Committee or a delegate of the Audit Committee. The Audit Committee has delegated the pre-approval responsibility to the Chair of the Audit Committee. All services that KPMG LLP provided to us in Fiscal 2018 and Fiscal 2017 have been pre-approved by the Audit Committee.
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

2.5	Agreement and Plan of Merger, dated as of December 5, 2014, by and among Open Text Corporation, Asteroid Acquisition Corporation and Actuate. (24)
2.6	Agreement and Plan of Merger, dated September 12, 2016, by and among Open Text Corporation, EMC Corporation, EMC International Company, and EMC (Benelux) B.V. (26)
3.1	Articles of Amalgamation of the Company. (1)
3.2	Articles of Amendment of the Company. (1)
3.3	Articles of Amendment of the Company. (1)
3.4	Articles of Amalgamation of the Company. (1)
3.5	Articles of Amalgamation of the Company, dated July 1, 2001. (2)
3.6	Articles of Amalgamation of the Company, dated July 1, 2002. (3)
3.7	Articles of Amalgamation of the Company, dated July 1, 2003. (4)
3.8	Articles of Amalgamation of the Company, dated July 1, 2004. (5)
3.9	Articles of Amalgamation of the Company, dated July 1, 2005. (6)
3.10	Articles of Continuance of the Company, dated December 29, 2005. (7)
3.11	By-Law 1 of Open Text Corporation. (39)
4.1	Form of Common Share Certificate. (1)

4.2	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 23, 2016. (19)
4.3
Registration Rights Agreement, dated as of November 4, 2013, by and among Open Text Corporation and the principal stockholders named therein, and for the benefit of the holders (as defined therein). (20)

4.4
Indenture, dated as of January 15, 2015, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon (as successor to Citibank, N.A.), as U.S. trustee, and BNY Trust Company of Canada (as successor to Citi Trust Company Canada), as Canadian trustee (including form of 5.625% Senior Notes due 2023). (27)

4.5
Indenture, dated as of May 31, 2016, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (including form of 5.875% Senior Notes due 2026). (30)

4.6
Supplemental Indenture, dated as of December 9, 2016, to the Indenture governing 5.625% Senior Notes due 2023, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee. (31)

4.7
Supplemental Indenture, dated as of December 9, 2016, to the Indenture governing 5.875% Senior Notes due 2026, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee. (31)

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
10.18*
Amendment No. 2 to the Employment Agreement between Mark J. Barrenechea and the Company dated July 30, 2014 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012). (23)

10.20*	Employment Agreement, dated October 13, 2014, between David Jamieson and the Company. (28)
10.22*	Amended and Restated Employee Stock Purchase Plan (29)

10.23
Repricing Amendment and Amendment No. 2 dated as of February 22, 2017 to Credit Agreement, by and among Open Text Corporation, as guarantor, Open Text GXS ULC, as borrower, the other guarantors party thereto, each of the lenders party thereto and Barclays Bank PLC, as administrative agent. (32)

10.24
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of May 5, 2017, among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, and Barclays Bank PLC, as sole administrative agent and collateral agent. (33)

10.25*
Amendment No. 3 to the Employment Agreement between Mark J. Barrenechea and the Company dated June 1, 2017 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012). (34)

10.26*	Employment Agreement, dated January 2, 2014, between George Schulze and the Company (35)
10.27
Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of September 6, 2017, among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, and Barclays Bank PLC, as sole administrative agent and collateral agent. (36)

10.28*	Employment Agreement, dated January 30, 2018, among the Company, Open Text Inc. and Madhu Ranganathan (37)
10.29
Amended and Restated Credit Agreement dated as of May 30, 2018, by and among Open Text Corporation, as borrower, the guarantors party thereto, each of the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (38)

10.30
Third Amended and Restated Credit Agreement dated as of May 30, 2018, by and among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, Barclays Bank PLC, as administrative agent, collateral agent and swing line lender and Royal Bank of Canada as documentary credit lender. (38)

10.31*	Employment Agreement, dated October 1, 2017, between Simon (Ted) Harrison and the Company
12.1	Statement of Computation of Ratios of Earnings to Combined Fixed Charges and Preferences
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

(2)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 27, 2005 and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on February 3, 2006 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 12, 2006 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 26, 2008 and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on April 30, 2010 and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on November 9, 2011 and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on February 2, 2012 and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 3, 2012 and incorporated herein by reference.

(15)	Filed as an exhibit to the Company's Registration Statement on Form S-8, as filed with the SEC on November 4, 2016, and incorporated herein by reference.

(16)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 1, 2012 and incorporated herein by reference.

(17)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on January 25, 2013 and incorporated herein by reference.

(18)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 1, 2013 and incorporated herein by reference.

(19)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on September 23, 2016 and incorporated herein by reference.

(20)	Filed as an Exhibit to the Company's Current Report on Form 8-K/A, as filed with the SEC on November 6, 2013 and incorporated herein by reference.

(21)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on December 20, 2013 and incorporated herein by reference.

(22)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on January 16, 2014 and incorporated herein by reference.
(23)Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on July 31, 2014 and incorporated herein by reference.

(24)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on December 5, 2014 and incorporated herein by reference.
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
(31) Filed as an Exhibit to the Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-3, as filed with the SEC on December 12, 2016 and incorporated herein by reference.
(32) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on February 22, 2017 and incorporated herein by reference.
(33) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on May 8, 2017 and incorporated herein by reference.

(34) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on June 6, 2017 and incorporated herein by reference.
(35) Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 3, 2017 and incorporated herein by reference.
(36) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on November 2, 2017 and incorporated herein by reference.
(37) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on February 1, 2018 and incorporated herein by reference.
(38) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 30, 2018 and incorporated herein by reference.
(39) Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on September 26, 2013 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Open Text Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Open Text Corporation (the Company) as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended June 30, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
We have served as the Company's auditor since 2001.
Toronto, Canada
August 1, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Open Text Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Open Text Corporation’s (the Company) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated August 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
August 1, 2018

OPEN TEXT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	June 30, 2018	June 30, 2017
ASSETS
Cash and cash equivalents	$682,942	$443,357
Accounts receivable trade, net of allowance for doubtful accounts of $9,741 as of June 30, 2018 and $6,319 as of June 30, 2017 (note 3)	487,956	445,812
Income taxes recoverable (note 14)	55,623	32,683
Prepaid expenses and other current assets	101,059	81,625
Total current assets	1,327,580	1,003,477
Property and equipment (note 4)	264,205	227,418
Goodwill (note 5)	3,580,129	3,416,749
Acquired intangible assets (note 6)	1,296,637	1,472,542
Deferred tax assets (note 14)	1,122,729	1,215,712
Other assets (note 7)	111,267	93,763
Deferred charges (note 8)	38,000	42,344
Long-term income taxes recoverable (note 14)	24,482	8,557
Total assets	$7,765,029	$7,480,562
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$302,154	$342,120
Current portion of long-term debt (note 10)	10,000	182,760
Deferred revenues	644,211	570,328
Income taxes payable (note 14)	38,234	31,835
Total current liabilities	994,599	1,127,043
Long-term liabilities:
Accrued liabilities (note 9)	52,827	50,338
Deferred credits (note 8)	2,727	5,283
Pension liability (note 11)	65,719	58,627
Long-term debt (note 10)	2,610,523	2,387,057
Deferred revenues	69,197	61,678
Long-term income taxes payable (note 14)	172,241	162,493
Deferred tax liabilities (note 14)	79,938	94,724
Total long-term liabilities	3,053,172	2,820,200
Shareholders’ equity:
Share capital and additional paid-in capital (note 12)
267,651,084 and 264,059,567 Common Shares issued and outstanding at June 30, 2018 and June 30, 2017, respectively; authorized Common Shares: unlimited	1,707,073	1,613,454
Accumulated other comprehensive income	33,645	48,800
Retained earnings	1,994,235	1,897,624
Treasury stock, at cost (690,336 shares at June 30, 2018 and 1,101,612 at June 30, 2017, respectively)	(18,732)	(27,520)
Total OpenText shareholders' equity	3,716,221	3,532,358
Non-controlling interests	1,037	961
Total shareholders’ equity	3,717,258	3,533,319
Total liabilities and shareholders’ equity	$7,765,029	$7,480,562
Guarantees and contingencies (note 13)
Related party transactions (note 22)
Subsequent events (note 23)

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

	Year Ended June 30,
	2018	2017	2016
Revenues:
License	$437,512	$369,144	$283,710
Cloud services and subscriptions	828,968	705,495	601,018
Customer support	1,232,504	981,102	746,409
Professional service and other	316,257	235,316	193,091
Total revenues	2,815,241	2,291,057	1,824,228
Cost of revenues:
License	13,693	13,632	10,296
Cloud services and subscriptions	364,091	300,255	244,021
Customer support	134,089	122,753	89,861
Professional service and other	253,670	195,195	155,584
Amortization of acquired technology-based intangible assets (note 6)	185,868	130,556	74,238
Total cost of revenues	951,411	762,391	574,000
Gross profit	1,863,830	1,528,666	1,250,228
Operating expenses:
Research and development	323,461	281,680	194,057
Sales and marketing	529,381	444,838	344,235
General and administrative	205,313	170,438	140,397
Depreciation	86,943	64,318	54,929
Amortization of acquired customer-based intangible assets (note 6)	184,118	150,842	113,201
Special charges (recoveries) (note 17)	29,211	63,618	34,846
Total operating expenses	1,358,427	1,175,734	881,665
Income from operations	505,403	352,932	368,563
Other income (expense), net	17,973	15,743	(1,423)
Interest and other related expense, net	(137,250)	(119,124)	(76,363)
Income before income taxes	386,126	249,551	290,777
Provision for (recovery of) income taxes (note 14)	143,826	(776,364)	6,282
Net income for the period	$242,300	$1,025,915	$284,495
Net (income) loss attributable to non-controlling interests	(76)	(256)	(18)
Net income attributable to OpenText	$242,224	$1,025,659	$284,477
Earnings per share—basic attributable to OpenText (note 21)	$0.91	$4.04	$1.17
Earnings per share—diluted attributable to OpenText (note 21)	$0.91	$4.01	$1.17
Weighted average number of Common Shares outstanding—basic (in '000's)	266,085	253,879	242,926
Weighted average number of Common Shares outstanding—diluted (in '000's)	267,492	255,805	244,076
Dividends declared per Common Share	$0.5478	$0.4770	$0.4150
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

	Year Ended June 30,
	2018	2017	2016
Net income for the period	$242,300	$1,025,915	$284,495
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(9,582)	(4,756)	(3,318)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of ($171), $34 and ($928) for the year ended June 30, 2018, 2017 and 2016, respectively	(476)	95	(2,574)
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of ($489), $67 and $1,065 for the year ended June 30, 2018, 2017 and 2016, respectively	(1,357)	186	2,956
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of ($1,846), $840 and ($1,612) for the year ended June 30, 2018, 2017 and 2016, respectively	(3,383)	6,216	(3,374)
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $183, $241 and $132 for the year ended June 30, 2018, 2017 and 2016, respectively	260	565	347
Unrealized net gain (loss) on marketable securities - net of tax effect of nil for the year ended June 30, 2018, 2017 and 2016, respectively	—	184	445
Release of unrealized gain on marketable securities - net of tax effect of nil for the year ended June 30, 2018, 2017 and 2016, respectively	(617)	—	—
Total other comprehensive income (loss) net, for the period	(15,155)	2,490	(5,518)
Total comprehensive income	227,145	1,028,405	278,977
Comprehensive (income) loss attributable to non-controlling interests	(76)	(256)	(18)
Total comprehensive income attributable to OpenText	$227,069	$1,028,149	$278,959
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)

	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2015	244,586	$934,427	(1,252)	$(19,986)	$863,015	$51,828	$523	$1,829,807
Issuance of Common Shares
Under employee stock option plans	936	14,576	—	—	—	—	—	14,576
Under employee stock purchase plans	240	5,027	—	—	—	—	—	5,027
Share-based compensation	—	25,978	—	—	—	—	—	25,978
Income tax effect related to share-based compensation	—	230	—	—	—	—	—	230
Purchase of treasury stock	—	—	(450)	(10,627)	—	—	—	(10,627)
Issuance of treasury stock	—	(5,345)	434	5,345	—	—	—	—
Common Shares repurchased	(2,952)	(9,825)	—	—	(55,684)	—	—	(65,509)
Dividends	—	—	—	—	(99,262)	—	—	(99,262)
Other comprehensive income (loss) - net	—	—	—	—	—	(5,518)	—	(5,518)
Non-controlling interest	—	—	—	—	—	—	—	—
Net income for the year	—	—	—	—	284,477	—	18	284,495
Balance as of June 30, 2016	242,810	$965,068	(1,268)	$(25,268)	$992,546	$46,310	$541	$1,979,197
Issuance of Common Shares
Under employee stock option plans	1,012	20,732	—	—	—	—	—	20,732
Under employee stock purchase plans	427	11,604	—	—	—	—	—	11,604
Under the public Equity Offering	19,811	604,223	—	—	—	—	—	604,223
Income tax effect related to public Equity Offering	—	5,077	—	—	—	—	—	5,077
Equity issuance costs	—	(19,574)	—	—	—	—	—	(19,574)
Share-based compensation	—	30,507	—	—	—	—	—	30,507
Income tax effect related to share-based compensation	—	1,534	—	—	—	—	—	1,534
Purchase of treasury stock	—	—	(244)	(8,198)	—	—	—	(8,198)
Issuance of treasury stock	—	(5,946)	410	5,946	—	—	—	—
Dividends	—	—	—	—	(120,581)	—	—	(120,581)
Other comprehensive income (loss) - net	—	—	—	—	—	2,490	—	2,490
Non-controlling interest	—	229	—	—	—	—	164	393
Net income for the year	—	—	—	—	1,025,659	—	256	1,025,915
Balance as of June 30, 2017	264,060	$1,613,454	(1,102)	$(27,520)	$1,897,624	$48,800	$961	$3,533,319
Issuance of Common Shares
Under employee stock option plans	2,870	54,355	—	—	—	—	—	54,355
Under employee stock purchase plans	721	20,458	—	—	—	—	—	20,458
Share-based compensation	—	27,594	—	—	—	—	—	27,594
Issuance of treasury stock	—	(8,788)	411	8,788	—	—	—	—
Dividends	—	—	—	—	(145,613)	—	—	(145,613)
Other comprehensive income (loss) - net	—	—	—	—	—	(15,155)	—	(15,155)
Net income for the year	—	—	—	—	242,224	—	76	242,300
Balance as of June 30, 2018	267,651	$1,707,073	(691)	$(18,732)	$1,994,235	$33,645	$1,037	$3,717,258

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended June 30,
	2018	2017	2016
Cash flows from operating activities:
Net income for the period	$242,300	$1,025,915	$284,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	456,929	345,715	242,368
Share-based compensation expense	27,594	30,507	25,978
Excess tax (benefits) expense on share-based compensation expense	—	(1,534)	(230)
Pension expense	3,738	3,893	4,577
Amortization of debt issuance costs	4,646	5,014	4,678
Amortization of deferred charges and credits	4,242	6,298	9,903
Loss on sale and write down of property and equipment	2,234	784	1,108
Release of unrealized gain on marketable securities to income	(841)	—	—
Write off of unamortized debt issuance costs	155	833	—
Deferred taxes	89,736	(871,195)	(54,461)
Share in net (income) loss of equity investees	(5,965)	(5,952)	—
Other non-cash charges	—	1,033	—
Changes in operating assets and liabilities:
Accounts receivable	(22,566)	(126,784)	8,985
Prepaid expenses and other current assets	(7,274)	(7,766)	316
Income taxes and deferred charges and credits	(31,323)	(1,683)	6,294
Accounts payable and accrued liabilities	(91,650)	53,490	(5,671)
Deferred revenue	35,629	3,484	(4,781)
Other assets	2,301	(22,799)	2,163
Net cash provided by operating activities	709,885	439,253	525,722
Cash flows from investing activities:
Additions of property and equipment	(105,318)	(79,592)	(70,009)
Proceeds from maturity of short-term investments	—	9,212	11,297
Purchase of Hightail, Inc.	(20,535)	—	—
Purchase of Guidance Software, Inc., net of cash acquired	(229,275)	—	—
Purchase of Covisint Corporation, net of cash acquired	(71,279)	—	—
Purchase of ECD Business	—	(1,622,394)	—
Purchase of HP Inc. CCM Business	—	(315,000)	—
Purchase of Recommind, Inc.	—	(170,107)	—
Purchase consideration for acquisitions completed prior to Fiscal 2017	—	(7,146)	(293,071)
Other investing activities	(18,034)	(5,937)	(9,393)
Net cash used in investing activities	(444,441)	(2,190,964)	(361,176)
Cash flows from financing activities:
Excess tax benefits (expense) on share-based compensation expense	—	1,534	230
Proceeds from long-term debt and Revolver	1,200,000	481,875	600,000
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	75,935	35,593	20,097
Proceeds from issuance of Common Shares under the public Equity Offering	—	604,223	—
Repayment of long-term debt and Revolver	(1,149,620)	(57,880)	(8,000)
Debt issuance costs	(4,375)	(7,240)	(6,765)
Equity issuance costs	—	(19,574)	—
Common Shares repurchased	—	—	(65,509)
Purchase of Treasury Stock	—	(8,198)	(10,627)
Purchase of non-controlling interest	—	(208)	—
Payments of dividends to shareholders	(145,613)	(120,581)	(99,262)
Net cash provided by (used in) financing activities	(23,673)	909,544	430,164
Foreign exchange gain (loss) on cash held in foreign currencies	(2,186)	1,767	(10,952)
Increase (decrease) in cash and cash equivalents during the period	239,585	(840,400)	583,758
Cash and cash equivalents at beginning of the period	443,357	1,283,757	699,999
Cash and cash equivalents at end of the period	$682,942	$443,357	$1,283,757
Supplemental cash flow disclosures (note 20)
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended June 30, 2018
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), GXS, Inc. (GXS Korea) and EC1 Pte. Ltd. (GXS Singapore), which as of June 30, 2018, were 70%, 85% and 81% owned, respectively, by OpenText. All inter-company balances and transactions have been eliminated.
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
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) testing of goodwill for impairment, (iii) the valuation of acquired intangible assets, (iv) the valuation of long-lived assets, (v) the recognition of contingencies, (vi) restructuring accruals, (vii) acquisition accruals and pre-acquisition contingencies, (viii) the realization of investment tax credits, (ix) the valuation of stock options granted and obligations related to share-based payments, including the valuation of our long-term incentive plans, (x) the valuation of pension assets and obligations, and (xi) accounting for income taxes. Beginning in the second quarter of Fiscal 2018, our income tax estimates were impacted by legislation informally known as the Tax Cuts and Jobs Act, which was enacted in the United States on December 22, 2017. The Company has recorded a provisional charge and continues to assess the effect of the new law on its consolidated financial statements in accordance with Staff Accounting Bulletin 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). For more details related to this matter, please refer to note 14 "Income Taxes".
NOTE 2— ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
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
Allowance for doubtful accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. We evaluate the creditworthiness of our customers prior to order fulfillment and based on these evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers' payment history and current creditworthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, our historical collection experience and current economic expectations. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2018 and 2017.
Property and equipment
Property and equipment are stated at the lower of cost or net realizable value, and shown net of depreciation which is computed on a straight-line basis over the estimated useful lives of the related assets. Gains and losses on asset disposals are taken into income in the year of disposition. Fully depreciated property and equipment are retired from the consolidated balance sheet when they are no longer in use. We did not recognize any significant property and equipment impairment charges in Fiscal 2018, Fiscal 2017, or Fiscal 2016. The following represents the estimated useful lives of property and equipment:

Furniture and fixtures	5 years
Office equipment	5 years
Computer hardware	3 years
Computer software	3 to 7 years
Capitalized software	3 to 5 years
Leasehold improvements	Lesser of the lease term or 5 years
Building	40 years
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
We amortize capitalized costs with respect to development projects for internal-use software when the software is ready for use. The capitalized software development costs are generally amortized using the straight-line method over a 3 to 5 year period. In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, we consider the effects of obsolescence, technology, competition and other economic factors. If different determinations are made with respect to the estimated useful life of the software, the amount of amortization charged in a particular period could differ materially.
As of June 30, 2018 and 2017 our capitalized software development costs were $81.1 million and $67.1 million, respectively. Our additions, relating to capitalized software development costs, incurred during Fiscal 2018 and Fiscal 2017 were $14.6 million and $12.8 million, respectively.
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
We have not recorded any significant impairment charges for long-lived assets during Fiscal 2018, Fiscal 2017 and Fiscal 2016.
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
We perform a qualitative assessment to test our reporting unit's goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is more likely than not (i.e. a likelihood of more than 50 percent) to be less than its carrying amount, the second step of the impairment test is performed. In the second step of the impairment test, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets of our reporting unit exceeds its fair value, then an impairment loss equal to the difference, but not exceeding the total carrying value of goodwill allocated to the reporting unit, would be recorded.
Our annual impairment analysis of goodwill was performed as of April 1, 2018. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2018 (no impairments were recorded for Fiscal 2017 and Fiscal 2016).
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
Cloud services and subscriptions revenues
Cloud services and subscription revenues consist of (i) SaaS offerings (ii) managed service arrangements and (iii) subscription revenues relating to on premise offerings.  The customer contracts for each of these three offerings are long term contracts (greater than twelve months) and are based on the customer’s usage over the contract period. The revenue associated with such contracts is recognized once usage has been measured, the fee is fixed and determinable and collection is probable.
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
Foreign currency
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the previous month of the transaction. The effect of foreign currency translation adjustments not affecting net income are included in Shareholders' equity under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income”. Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item “Other income (expense), net” for Fiscal 2018, Fiscal 2017 and Fiscal 2016 were $4.8 million, $3.1 million and $(1.9) million, respectively.
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

If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this filing on Form 10-K for the year ended June 30, 2018, we do not believe that the outcomes of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized (see note 13 "Guarantees and Contingencies" for more details).
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
Share-based payment
We measure share-based compensation costs, in accordance with ASC Topic 718, “Compensation - Stock Compensation” (Topic 718) on the grant date, based on the calculated fair value of the award. We have elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which in our circumstances is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro-rata value of the award that has vested. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered. This estimate is adjusted in the period once actual forfeitures are known (see note 12 "Share Capital, Option Plans and Share-based Payments" for more details).
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
Recent Accounting Pronouncements
Income Taxes
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" (ASU 2016-16). ASU 2016-16 primarily changes the timing of when certain intercompany transactions are recognized within the provision for income taxes among other things. ASU 2016-16 is effective for us during the first quarter of our fiscal year ending June 30, 2019, on a modified retrospective basis. We currently anticipate that the adoption of ASU 2016-16 will result in a decrease to total assets on our Consolidated Balance Sheets of approximately $30 million and a decrease in total liabilities of approximately $3 million with a corresponding total net decrease to opening retained earnings of approximately $27 million.

Leases
In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02 “Leases (Topic 842)” (ASU 2016-02), which supersedes the guidance in former ASC Topic 840 “Leases”. The most significant change will result in the recognition of lease assets for the right to use the underlying asset and lease liabilities for the obligation to make lease payments by lessees, for those leases classified as operating leases under current guidance. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows related to leases. This standard is effective for us for our fiscal year ending June 30, 2020, with early adoption permitted. Upon adoption of ASU 2016-02, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We have formed a sub-committee consisting of internal members from various departments to assess the effect that the pending adoption of ASU 2016-02 will have on our Consolidated Balance Sheets. Although the sub-committee has not completed their assessment, we expect the majority of the impact to come from our facility leases, and that most of our operating lease commitments will be recognized as right of use assets and operating lease liabilities, which will increase our total assets and total liabilities, as reported on our Consolidated Balance Sheets, relative to such amounts prior to adoption. The sub-committee continues to evaluate the impact of the new standard on our Consolidated Financial Statements.
Revenue Recognition
In May 2014, the FASB issued ASC Topic 606 "Revenue from Contracts with Customers" (Topic 606). Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" (Topic 605) and nearly all other existing revenue recognition guidance under U.S. GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services and permits the use of the retrospective or cumulative effect transition method. Topic 606 identifies five steps to be followed to achieve its core principle, which include (i) identifying contract(s) with customers, (ii) identifying performance obligations in the contract(s), (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract(s) and (v) recognizing revenue when (or as) the entity satisfies a performance obligation.
We will be adopting Topic 606 using the cumulative effect approach when this guidance becomes effective for us, starting in the first quarter of our fiscal year ending June 30, 2019.
We believe the key differences between Topic 606 and Topic 605 relate to our accounting for implementation services on cloud arrangements, accounting for on premise subscription offerings and costs to obtain a contract.
Implementation Services on Cloud Arrangements
Under Topic 605, fees charged for professional services to implement hosted software within a cloud arrangement are deferred and recognized ratably over the longer of the non-cancellable contract term or the estimated customer life because the activities are not deemed to be a separate element for which stand-alone value exists. Under Topic 606, we expect such implementation services revenues to be more variable from period to period, as we will recognize revenues allocated to the distinct implementation services on the basis of relative stand alone selling price, as services are provided to the customer. Costs relating to distinct implementation services will be expensed as they are incurred. Any implementation service revenue and costs that do not meet the criteria of being distinct will be deferred and amortized over the contract term.
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
Costs to obtain a contract
Topic 606 will require the Company to capitalize certain sales commissions which are currently expensed as incurred. The Company currently anticipates it will amortize these capitalized contract costs over an expected period of benefit that includes anticipated renewals.

Transition
We evaluated revenue contracts that will be in effect on the adoption date as if they had been accounted for under Topic 606 from contract inception. As a result, certain revenue that would have been recognized in future periods under Topic 605 will now be accounted for and disclosed under Topic 606 as though the revenue had already been recognized in prior periods, resulting in us having to make a cumulative effect adjustment to our retained earnings in the period of adoption.
As a result, upon adoption of Topic 606 we expect retained earnings, net of tax, to increase by approximately $35 million and we expect to see the following corresponding impacts to the Consolidated Balance Sheet on July 1, 2018:

•	A decrease to deferred revenues of approximately $34 million;

•	A decrease to other assets of approximately $23 million in connection with lower deferred implementation costs;

•	An increase to other assets of approximately $14 million in connection with an increase of capitalized sales commission costs;

•	An increase in accounts receivables of approximately $21 million in connection with increased contract assets representing future billings in excess of revenues; and

•	An increase in net deferred tax liabilities of approximately $11 million
These expected impacts discussed above are the result of adopting the new standard and pertain solely to the adjustment to retained earnings as of July 1, 2018 on our Consolidated Balance Sheet, and are not indicative of the impact that the new ASU is expected to have on our Consolidated Statement of Operations in future periods.
As part of the disclosure requirements in the year of adoption, under the modified retrospective method, we will disclose in detail the impact of the adoption of the new revenue standard on each of our financial statements.
The application of this new guidance has no effect on the cash we expect to receive nor on the economics of the business, but rather affects the timing of revenue and expense recognition.
ASUs adopted in Fiscal 2018
During Fiscal 2018 we adopted the following ASU, which did not have a material impact to our reported financial position, results of operations or cash flows:

•	ASU 2016-09 "Compensation-Stock Compensation (Topic 718)"
NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2015	$5,987
Bad debt expense	5,908
Write-off /adjustments	(5,155)
Balance as of June 30, 2016	6,740
Bad debt expense	5,929
Write-off /adjustments	(6,350)
Balance as of June 30, 2017	6,319
Bad debt expense	9,942
Write-off /adjustments	(6,520)
Balance as of June 30, 2018	$9,741
Included in accounts receivable are unbilled receivables in the amount of $55.5 million as of June 30, 2018 (June 30, 2017—$46.2 million).

NOTE 4—PROPERTY AND EQUIPMENT

	As of June 30, 2018
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$34,647	$(21,488)	$13,159
Office equipment	1,467	(687)	780
Computer hardware	207,381	(134,906)	72,475
Computer software	97,653	(59,485)	38,168
Capitalized software development costs	81,073	(41,556)	39,517
Leasehold improvements	118,200	(55,172)	63,028
Land and buildings	47,880	(10,802)	37,078
Total	$588,301	$(324,096)	$264,205

	As of June 30, 2017
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$23,026	$(14,879)	$8,147
Office equipment	1,245	(597)	648
Computer hardware	164,268	(104,572)	59,696
Computer software	72,835	(33,862)	38,973
Capitalized software development costs	67,092	(28,430)	38,662
Leasehold improvements	81,564	(38,642)	42,922
Land and buildings	48,431	(10,061)	38,370
Total	$458,461	$(231,043)	$227,418
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2016:

Balance as of June 30, 2016	$2,325,586
Acquisition of Recommind, Inc. (note 18)	91,405
Acquisition of CCM Business (note 18)	173,198
Acquisition of ECD Business (note 18)	825,142
Adjustments relating to acquisitions prior to Fiscal 2017 that had open measurement periods (note 18)	(3,334)
Adjustments on account of foreign exchange	4,752
Balance as of June 30, 2017	3,416,749
Acquisition of Hightail (note 18)	7,293
Acquisition of Guidance (note 18)	129,800
Acquisition of Covisint (note 18)	26,905
Adjustments relating to acquisitions prior to Fiscal 2018 that had open measurement periods (note 18)	(1,458)
Adjustments on account of foreign exchange	840
Balance as of June 30, 2018	3,580,129

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2018
	Cost	Accumulated Amortization	Net
Technology assets	$985,226	$(439,774)	$545,452
Customer assets	1,348,510	(597,325)	751,185
Total	$2,333,736	$(1,037,099)	$1,296,637

	As of June 30, 2017
	Cost	Accumulated Amortization	Net
Technology assets	$930,841	$(272,872)	$657,969
Customer assets	1,230,806	(416,233)	814,573
Total	$2,161,647	$(689,105)	$1,472,542
The above balances as of June 30, 2018 have been reduced to reflect the impact of intangible assets relating to acquisitions where the gross cost has become fully amortized during the year ended June 30, 2018. The impact of this resulted in a reduction of $19.0 million related to Technology assets and $3.0 million related to Customer assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2019	$352,401
2020	280,888
2021	190,763
2022	177,208
2023	115,015
2024 and beyond	180,362
Total	$1,296,637

NOTE 7—OTHER ASSETS

	As of June 30, 2018	As of June 30, 2017
Deposits and restricted cash	$9,479	$15,821
Deferred implementation costs	26,767	28,833
Investments	49,635	27,886
Marketable securities	—	3,023
Long-term prepaid expenses and other long-term assets	25,386	18,200
Total	$111,267	$93,763
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
Investments relate to certain non-marketable equity securities in which we are a limited partner. Our interest, individually, in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments is recorded as a component of other income (expense), net in our Consolidated Statements of Income. During the year ended June 30, 2018, our share of income (loss) from these investments was $6.0 million (year ended June 30, 2017 and 2016—$6.0 million and nil, respectively).

Marketable securities are classified as available for sale securities and are recorded on our Consolidated Balance Sheets at fair value with unrealized gains and losses reported as a separate component of Accumulated other comprehensive income. We did not hold any marketable securities as of June 30, 2018.
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
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2018	As of June 30, 2017
Accounts payable—trade	$41,722	$43,699
Accrued salaries and commissions	118,024	121,958
Accrued liabilities	108,903	135,512
Accrued interest on Senior Notes	24,786	24,787
Amounts payable in respect of restructuring and other Special charges	5,622	13,728
Asset retirement obligations	3,097	2,436
Total	$302,154	$342,120
Long-term accrued liabilities

	As of June 30, 2018	As of June 30, 2017
Amounts payable in respect of restructuring and other Special charges	$4,362	$2,686
Other accrued liabilities*	35,874	36,702
Asset retirement obligations	12,591	10,950
Total	$52,827	$50,338
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of June 30, 2018, the present value of this obligation was $15.7 million (June 30, 2017—$13.4 million), with an undiscounted value of $17.7 million (June 30, 2017—$15.0 million).

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of June 30, 2018	As of June 30, 2017
Total debt
Senior Notes 2026	$850,000	$850,000
Senior Notes 2023	800,000	800,000
Term Loan B	997,500	772,120
Revolver	—	175,000
Total principal payments due	2,647,500	2,597,120

Premium on Senior Notes 2026	6,018	6,597
Debt issuance costs	(32,995)	(33,900)
Total amount outstanding	2,620,523	2,569,817

Less:
Current portion of long-term debt
Term Loan B	10,000	7,760
Revolver	—	175,000
Total current portion of long-term debt	10,000	182,760

Non-current portion of long-term debt	$2,610,523	$2,387,057
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
For the year ended June 30, 2018, we recorded interest expense of $49.9 million, relating to Senior Notes 2026 (year ended June 30, 2017 and 2016—$43.1 million and $2.9 million, respectively).
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
For the year ended June 30, 2018, we recorded interest expense of $45.0 million, relating to Senior Notes 2023 (year ended June 30, 2017 and 2016—$45.0 million, respectively).

Term Loan B
On May 30, 2018, we refinanced our existing term loan facility (Term Loan B), by entering into a new $1 billion term loan facility, whereby we borrowed $1 billion on that day and repaid in full the loans under our prior $800 million term loan credit facility originally entered into on January 16, 2014. Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver (defined below).
Term Loan B has a seven year term and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of June 30, 2018, the outstanding balance on the Term Loan B bears an interest rate of approximately 3.73%.
For the year ended June 30, 2018, we recorded interest expense of $27.9 million, relating to Term Loan B (year ended June 30, 2017 and 2016—$24.8 million and $25.9 million, respectively).
Revolver
We currently have a $450 million committed revolving credit facility (the Revolver) with a maturity date of May 5, 2022. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%.
During the year ended June 30, 2018, we drew down $200 million, from the Revolver partially to finance acquisitions (year ended June 30, 2017 and 2016—$225 million and nil, respectively).
During the year ended June 30, 2018, we repaid $375 million (year ended June 30, 2017 and 2016—$50 million and nil, respectively). As of June 30, 2018 we have no outstanding balance on the Revolver.
For the year ended June 30, 2018, we recorded interest expense of $9.0 million, relating to amounts drawn on the Revolver (year ended June 30, 2017 and 2016—$2.6 million and nil, respectively).
Debt Issuance Costs and Premium on Senior Notes
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our credit facilities and issuing our Senior Notes and are being amortized over the respective terms of the Senior Notes and Term Loan B using the effective interest method and the Revolver using the straight-line method.
In connection with the recent refinancing and amendment of Term Loan B, we incurred new debt issuance costs of approximately $4.7 million, of which approximately $4.4 million has been paid as of June 30, 2018. Furthermore, during the year ended June 30, 2018, we wrote off $0.2 million of unamortized debt issuance costs relating to the portion of Term Loan B that was not recommitted by certain lenders under the new terms and were therefore considered extinguished. This amount has been written off to "Interest and other related expense, net" on the Consolidated Statements of Income.
The premium on Senior Notes 2026 represents the excess of the proceeds received over the face value of Senior Notes 2026. This premium is amortized as a reduction to interest expense over the term of Senior Notes 2026 using the effective interest method.
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP) and other plans as of June 30, 2018 and June 30, 2017:

	As of June 30, 2018
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$32,651	$655	$31,996
GXS GER defined benefit plan	25,382	1,027	24,355
GXS PHP defined benefit plan	3,853	138	3,715
Other plans	6,095	442	5,653
Total	$67,981	$2,262	$65,719

	As of June 30, 2017
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$28,881	$583	$28,298
GXS GER defined benefit plan	23,730	926	22,804
GXS PHP defined benefit plan	4,495	81	4,414
Other plans	3,256	145	3,111
Total	$60,362	$1,735	$58,627
* The current portion of the benefit obligation has been included within "Accrued salaries and commissions", all within "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets (see note 9 "Accounts Payable and Accrued Liabilities").
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT pension plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of June 30, 2018, there is approximately $0.7 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
GXS GER Plan
As part of our acquisition of GXS Group, Inc. (GXS) in Fiscal 2014, we assumed an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of June 30, 2018, there is approximately $0.1 million in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of approximately $32 thousand as of June 30, 2018, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of June 30, 2018, there is approximately $0.6 million in accumulated other comprehensive income related to the GXS PHP plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.

The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of June 30, 2018				As of June 30, 2017
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of period	$28,881	$23,730	$4,495	$57,106	$29,450	$24,729	$7,341	$61,520
Service cost	501	472	832	1,805	467	395	1,051	1,913
Interest cost	607	489	241	1,337	456	377	226	1,059
Benefits paid	(580)	(974)	(141)	(1,695)	(469)	(807)	(53)	(1,329)
Actuarial (gain) loss	2,442	997	(1,313)	2,126	(1,708)	(1,548)	(3,728)	(6,984)
Foreign exchange (gain) loss	800	668	(261)	1,207	685	584	(342)	927
Benefit obligation—end of period	32,651	25,382	3,853	61,886	28,881	23,730	4,495	57,106
Less: Current portion	(655)	(1,027)	(138)	(1,820)	(583)	(926)	(81)	(1,590)
Non-current portion of benefit obligation	$31,996	$24,355	$3,715	$60,066	$28,298	$22,804	$4,414	$55,516

The following are details of net pension expense relating to the following pension plans:

	Year Ended June 30,
	2018				2017				2016
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$501	$472	$832	$1,805	$467	$395	$1,051	$1,913	$422	$359	$1,628	$2,409
Interest cost	607	489	241	1,337	456	377	226	1,059	610	543	314	1,467
Amortization of actuarial (gains) and losses	541	72	(241)	372	627	168	(48)	747	425	23	—	448
Net pension expense	$1,649	$1,033	$832	$3,514	$1,550	$940	$1,229	$3,719	$1,457	$925	$1,942	$4,324

In determining the fair value of the pension plan benefit obligations as of June 30, 2018 and June 30, 2017, respectively, we used the following weighted-average key assumptions:

	As of June 30, 2018			As of June 30, 2017
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	3.50%	3.50%	6.50%	2.00%	2.00%	6.20%
Pension increases	2.00%	2.00%	N/A	1.75%	2.00%	N/A
Discount rate	2.00%	2.00%	7.25%	2.00%	2.00%	5.00%
Normal retirement age	65	65-67	60	65	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	12.19%	—%	—%	12.19%
to age 25	—%	—%	16.58%	—%	—%	16.58%
to age 30	1.00%	—%	13.97%	1.00%	—%	13.97%
to age 35	0.50%	—%	10.77%	0.50%	—%	10.77%
to age 40	—%	—%	7.39%	—%	—%	7.39%
to age 45	0.50%	—%	3.28%	0.50%	—%	3.28%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%
Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2019	$655	$1,027	$138
2020	700	1,032	104
2021	800	1,061	144
2022	890	1,068	330
2023	999	1,071	198
2024 to 2028	6,008	5,506	1,913
Total	$10,052	$10,765	$2,827
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
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the year ended June 30, 2018, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.5478, per Common Share in the aggregate amount of $145.6 million, which we paid during the same period.
For the year ended June 30, 2017, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.4770, per Common Share in the aggregate amount of $120.6 million.
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
During the year ended June 30, 2018, we did not repurchase any of our Common Shares for potential reissuance under our Long-Term Incentive Plans (LTIP) or other plans (year ended June 30, 2017 and 2016—244,240 and 450,000 Common Shares, respectively, in the amount of $8.2 million and $10.6 million, respectively). See below for more details on our various plans.
Reissuance
During the year ended June 30, 2018, we reissued 411,276 Common Shares from treasury stock (year ended June 30, 2017 and 2016—409,922 and 434,156 Common Shares, respectively), in connection with the settlement of awards.
Option Plans
A summary of stock options outstanding under our 2004 stock option plan is set forth below. All numbers shown in the chart below have been adjusted, where applicable, to account for the two-for-one stock splits that occurred on October 22, 2003, February 18, 2014 and January 24, 2017.

2004 Stock Option Plan
Date of inception	Oct-04
Eligibility	Eligible employees and directors, as determined by the Board of Directors
Options granted to date	30,528,078
Options exercised to date	(16,191,017)
Options cancelled to date	(7,258,626)
Options outstanding	7,078,435
Termination grace periods	Immediately “for cause”; 90 days for any other reason; 180 days due to death
Vesting schedule	25% per year, unless otherwise specified
Exercise price range	$11.68 - $36.50
Expiration dates	8/12/2018 to 5/11/2025

The following table summarizes information regarding stock options outstanding at June 30, 2018:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of options Outstanding as of June 30, 2018	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of options Exercisable as of June 30, 2018	Weighted Average Exercise Price
$11.68	-	$22.87	952,382	2.86	$19.10	607,706	$16.97
23.51	-	24.52	72,000	3.25	24.28	55,000	24.52
25.04	-	25.05	885,500	2.58	25.04	885,500	25.04
25.58	-	27.56	1,392,520	3.60	26.99	297,500	26.80
27.83	-	28.65	606,484	3.47	28.01	310,710	27.90
29.75	-	30.37	686,414	4.92	29.84	153,622	29.84
32.63	-	33.48	1,279,625	5.78	33.03	172,250	33.39
34.48	-	34.49	705,000	5.88	34.49	—	—
34.71	-	34.72	473,510	6.86	34.71	—	—
36.49	-	36.50	25,000	6.60	36.50	—	—
$11.68	-	$36.50	7,078,435	4.43	$28.41	2,482,288	$24.50
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Year Ended June 30,
	2018	2017	2016
Stock options	$9,828	$12,196	$13,202
Performance Share Units (issued under LTIP)	3,553	3,624	2,688
Restricted Share Units (issued under LTIP)	6,602	6,452	5,086
Restricted Share Units (other)	936	2,804	1,573
Deferred Share Units (directors)	2,921	2,849	2,764
Employee Share Purchase Plan	3,754	2,582	665
Total share-based compensation expense	$27,594	$30,507	$25,978
Summary of Outstanding Stock Options
As of June 30, 2018, an aggregate of 7,078,435 options to purchase Common Shares were outstanding and an additional 10,893,828 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the years ended June 30, 2018 and 2017 are as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2017	8,977,830	$24.57
Granted	1,322,340	34.60
Exercised	(2,869,569)	18.94
Forfeited or expired	(352,166)	30.81
Outstanding at June 30, 2018	7,078,435	$28.41	4.43	$48,405
Exercisable at June 30, 2018	2,482,288	$24.50	3.13	$26,539

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2016	8,354,816	$21.94
Granted	2,278,974	31.75
Exercised	(1,012,644)	20.47
Forfeited or expired	(643,316)	22.30
Outstanding at June 30, 2017	8,977,830	$24.57	4.27	$64,707
Exercisable at June 30, 2017	3,736,180	$19.27	2.74	$45,830
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Year Ended June 30,
	2018	2017	2016
Weighted–average fair value of options granted	$7.58	$7.06	$5.69
Weighted-average assumptions used:
Expected volatility	26.95%	28.32%	31.76%
Risk–free interest rate	2.18%	1.46%	1.31%
Expected dividend yield	1.50%	1.43%	1.62%
Expected life (in years)	4.38	4.51	4.33
Forfeiture rate (based on historical rates)	6%	5%	5%
Average exercise share price	$34.60	$31.75	$24.09
Derived service period (in years)*	N/A	1.79	N/A
*Options valued using Monte Carlo Valuation Method
As of June 30, 2018, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $19.0 million, which will be recognized over a weighted-average period of approximately 2.5 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the year ended June 30, 2018, cash in the amount of $54.4 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the year ended June 30, 2018 from the exercise of options eligible for a tax deduction was $1.5 million.
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
As of June 30, 2018, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $12.9 million, which is expected to be recognized over a weighted average period of 1.8 years.
Restricted Share Units (RSUs)
During the year ended June 30, 2018, we granted 4,464 RSUs to employees in accordance with employment and other agreements (year ended June 30, 2017 and 2016—19,300 and 122,072 RSUs, respectively). The RSUs vest over a specified contract date, typically three years from the respective date of grants. We expect to settle the awards in stock.
During the year ended June 30, 2018, we issued 98,625 Common Shares from treasury stock, with a cost of $2.1 million, in connection with the settlement of these vested RSUs (year ended June 30, 2017 and 2016—70,000 and 30,000 Common Shares, respectively, with a cost of $1.5 million and $0.3 million, respectively).
Deferred Stock Units (DSUs)
During the year ended June 30, 2018, we granted 87,501 DSUs to certain non-employee directors (year ended June 30, 2017 and 2016—91,680 and 111,716 DSUs, respectively). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.

Employee Share Purchase Plan (ESPP)
Our ESPP offers employees a purchase price discount of 15%.
During the year ended June 30, 2018, 729,521 Common Shares were eligible for issuance to employees enrolled in the ESPP (year ended June 30, 2017 and 2016—530,170 and 160,546 Common Shares, respectively).
During the year ended June 30, 2018, cash in the amount of approximately $21.5 million was received from employees relating to the ESPP (year ended June 30, 2017 and 2016—$14.8 million and $5.5 million, respectively).
NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2018— June 30, 2019	July 1, 2019— June 30, 2021	July 1, 2021— June 30, 2023	July 1, 2023 and beyond
Long-term debt obligations (1)	$3,524,567	$142,626	$284,013	$282,398	$2,815,530
Operating lease obligations (2)	394,907	72,224	127,878	85,943	108,862
Purchase obligations	16,108	9,577	6,354	177	—
	$3,935,582	$224,427	$418,245	$368,518	$2,924,392
(1) Includes interest up to maturity and principal payments. Please see note 10 "Long-Term Debt" for more details.
(2) Net of $7.6 million of sublease income to be received from properties which we have subleased to third parties.
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
We previously disclosed that, as part of these examinations, on July 17, 2015 we received from the IRS an initial Notice of Proposed Adjustment (NOPA) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010, plus penalties and interest, and that we expected to receive an additional NOPA proposing an increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest. We also previously disclosed that the draft NOPA could be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment by assigning a higher value to our intellectual property.
On July 11, 2018, we received from the IRS a revised draft NOPA proposing an increase to our U.S. federal taxes for Fiscal 2010 (the 2010 NOPA) and a draft NOPA proposing an increase to our U.S. federal taxes for Fiscal 2012 (the 2012 NOPA), respectively. A NOPA is an IRS position and does not impose an obligation to pay tax. After evaluation of these NOPAs, we continue to strongly disagree with the IRS’ positions and intend to vigorously contest the proposed adjustments to our taxable income.
We currently estimate our potential aggregate liability, as of June 30, 2018, in connection with these ongoing matters with the IRS, including additional state income taxes plus penalties and interest that may be due, to be approximately $725 million, comprised of approximately $455 million in U.S. federal and state taxes, approximately $105 million of penalties, and approximately $165 million of interest, further described below. Our previously disclosed estimated potential aggregate liability, as of March 31, 2018, was approximately $605 million.
The 2010 NOPA received from the IRS on July 11, 2018 increases the one-time proposed adjustment to our U.S. federal income taxes for Fiscal 2010 by approximately $55 million, from, as previously disclosed, approximately $280 million to approximately $335 million. Such increase is based on the IRS’ assertion that certain of our intangible property involved in our internal reorganization had a greater value than was assigned to it in the original draft NOPA. As contemplated by the original draft NOPA, the 2010 NOPA asserts penalties equal to 20% of the additional proposed taxes for Fiscal 2010, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial).
On July 11, 2018, we also received, consistent with previously disclosed expectations, the 2012 NOPA proposing an approximately $80 million adjustment to our U.S. federal taxes for Fiscal 2012, which was previously included in our estimated potential aggregate liability of approximately $605 million. The 2012 NOPA also asserts, however, that the penalty rate should be 40% of the additional proposed taxes for Fiscal 2012.
The $120 million increase from the previously estimated potential aggregate liability of approximately $605 million, as of March 31, 2018, is attributable to (i) approximately $95 million of increased proposed U.S. federal and state taxes and associated penalties and interest related to the IRS asserting a higher valuation of our intangible property in the 2010 NOPA, (ii) approximately $20 million related to the additional 20% penalties and associated interest asserted by the IRS in the 2012 NOPA, and (iii) approximately $5 million related to an estimate of additional interest that has continued to accrue since March 31, 2018.
Based on our discussions with the IRS and the fact that the adjustments proposed in these NOPAs reflect the IRS’ own asserted valuations of our intangible property, we do not expect the IRS to further revise the NOPAs to increase any of their proposed adjustments to our U.S. federal income taxes (subject to the continued accrual of interest, as noted above).
As previously disclosed and noted above, we strongly disagree with the IRS’ position and intend to vigorously contest the proposed adjustments to our taxable income. We are examining various alternatives available to taxpayers to contest the proposed adjustments. Any such alternatives could involve a lengthy process and result in the incurrence of significant expenses. As of the date of this Annual Report on Form 10-K, we have not recorded any material accruals in respect of these examinations in our Consolidated Financial Statements. An adverse outcome of these tax examinations could have a material adverse effect on our financial position and results of operations.
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012 and Fiscal 2013. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2018, in connection with the CRA's reassessments for Fiscal 2012 and Fiscal 2013 to be limited to penalties and interest that may be due of approximately $23 million.

The notices of reassessment for Fiscal 2012 and Fiscal 2013 would, as drafted, increase our taxable income by approximately $90 million for each of those years, as well as, in the case of Fiscal 2012, impose a 10% penalty on the proposed adjustment to income, with a similar penalty expected to be imposed for Fiscal 2013.
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012 and Fiscal 2013 (including any penalties) are without merit. We have filed a notice of objection for Fiscal 2012, will be filing an objection for Fiscal 2013, and we are currently seeking competent authority consideration under applicable international treaties in respect of these reassessments.
Even if we are unsuccessful in challenging the CRA's reassessments to increase our taxable income for Fiscal 2012 and Fiscal 2013, or potential reassessments that may be proposed for subsequent years currently under audit, we have elective deductions available for those years (including carry-backs from later years) that would offset such increased amounts so that no additional cash tax would be payable, exclusive of any assessed penalties and interest, as described above.
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments. As of the date of this Annual Report on Form 10-K, we have not recorded any accruals in respect of these reassessments in our Consolidated Financial Statements. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability in respect of our international transactions, including the transfer pricing methodology applied to them. The CRA is currently auditing Fiscal 2014 and Fiscal 2015. We are engaged in ongoing discussions with the CRA and continue to vigorously contest the CRA's audit positions.
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
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $1.6 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
Please also see Item 1A "Risk Factors" elsewhere in this Annual Report on Form 10-K.
NOTE 14—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended June 30,
	2018	2017	2016
Domestic income (loss)	$238,405	$110,562	$(80,066)
Foreign income	147,721	138,989	370,843
Income before income taxes	$386,126	$249,551	$290,777

The provision for (recovery of) income taxes consisted of the following:

	Year Ended June 30,
	2018	2017	2016
Current income taxes (recoveries):
Domestic	$5,313	$12,238	$(3,119)
Foreign	48,777	82,593	63,862
	54,090	94,831	60,743
Deferred income taxes (recoveries):
Domestic	61,678	(851,683)	(44,569)
Foreign	28,058	(19,512)	(9,892)
	89,736	(871,195)	(54,461)
Provision for (recovery of) income taxes	$143,826	$(776,364)	$6,282
A reconciliation of the combined Canadian federal and provincial income tax rate with our effective income tax rate is as follows:

	Year Ended June 30,
	2018	2017	2016
Expected statutory rate	26.5%	26.5%	26.5%
Expected provision for income taxes	$102,323	$66,131	$77,056
Effect of foreign tax rate differences	2,352	8,647	(71,478)
Change in valuation allowance	1,779	520	(34,999)
Amortization of deferred charges	4,242	6,298	11,316
Effect of permanent differences	4,332	3,673	10,711
Effect of changes in unrecognized tax benefits	5,543	14,427	(264)
Effect of withholding taxes	7,927	3,845	3,457
Difference in tax filings from provision	1,321	(7,836)	8,959
Effect of U.S. tax reform	19,037	—	—
Other Items	(5,030)	4,045	1,524
Impact of internal reorganization of subsidiaries	—	(876,114)	—
	$143,826	$(776,364)	$6,282
In Fiscal 2018 and 2017, respectively, substantially all the tax rate differential for international jurisdictions was driven by earnings in the United States. In Fiscal 2016, this differential was driven by earnings in Luxembourg.
The effective tax rate increased to a provision of 37.2% for the year ended June 30, 2018, compared to a recovery of 311.1% for the year ended June 30, 2017. The increase in tax expense of $920.2 million was primarily due to (i) a significant tax benefit of $876.1 million resulting from the Fiscal 2017 internal reorganization as described below which did not reoccur in Fiscal 2018, (ii) the impact of changes in US tax legislation in Fiscal 2018 resulting in a provisional charge of $19.0 million (see below), (iii) an increase of $29.9 million on account of the Company having higher income before taxes, including the impact of foreign tax rates and (iv) an increase of $9.2 million relating to differences in tax filings from provisions, offset by (i) a decrease of $8.9 million resulting from the net impact of reversals and accruals of reserves, and (ii) a decrease of $2.1 million relating to a decrease in amortization of deferred charges. The remainder of the difference was due to normal course movements and non-material items.
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
As of June 30, 2018, we have approximately $60.8 million of domestic non-capital loss carryforwards. In addition, we have $471.5 million of foreign non-capital loss carryforwards of which $65.3 million have no expiry date. The remainder of the domestic and foreign losses expires between 2019 and 2037. In addition, investment tax credits of $55.2 million will expire between 2019 and 2038.
The primary components of the deferred tax assets and liabilities are as follows, for the periods indicated below:

	June 30,
	2018	2017
Deferred tax assets
Non-capital loss carryforwards	$129,436	$109,060
Capital loss carryforwards	417	246
Undeducted scientific research and development expenses	123,114	101,998
Depreciation and amortization	829,369	887,735
Restructuring costs and other reserves	17,202	22,956
Deferred revenue	62,726	75,248
Other	57,461	74,668
Total deferred tax asset	$1,219,725	$1,271,911
Valuation Allowance	$(80,924)	$(58,925)
Deferred tax liabilities
Scientific research and development tax credits	$(13,342)	$(12,070)
Acquired intangibles	—	—
Other	(82,668)	(79,928)
Deferred tax liabilities	$(96,010)	$(91,998)
Net deferred tax asset	$1,042,791	$1,120,988
Comprised of:
Long-term assets	1,122,729	1,215,712
Long-term liabilities	(79,938)	(94,724)
	$1,042,791	$1,120,988
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
The aggregate changes in the balance of our gross unrecognized tax benefits (including interest and penalties) were as follows:

Unrecognized tax benefits as of July 1, 2016	$174,485
Increases on account of current year positions	5,675
Increases on account of prior year positions	18,938
Decreases due to settlements with tax authorities	(16,332)
Decreases due to lapses of statutes of limitations	(8,236)
Unrecognized tax benefits as of June 30, 2017	$174,530
Increases on account of current year positions	6,483
Increases on account of prior year positions	17,794
Decreases due to settlements with tax authorities	—
Decreases due to lapses of statutes of limitations	(20,995)
Unrecognized tax benefits as of June 30, 2018	$177,812
Included in the above tabular reconciliation are unrecognized tax benefits of $10.5 million relating to deferred tax assets in jurisdictions in which these deferred tax assets are offset with valuation allowances. The net unrecognized tax benefit excluding these deferred tax assets is approximately $167.2 million as of June 30, 2018 (June 30, 2017—$163.0 million). Increases on account of prior year positions includes nothing that is subject to recovery as an indemnified asset (June 30, 2017—$9.4 million).
We recognize interest expense and penalties related to income tax matters in income tax expense.
For the year ended June 30, 2018, 2017 and 2016, we recognized the following amounts as income tax-related interest expense and penalties:

	Year Ended June 30,
	2018	2017	2016
Interest expense	$6,233	$13,028	$6,534
Penalties expense (recoveries)	(191)	438	(2,761)
Total	$6,042	$13,466	$3,773
The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of June 30, 2018	As of June 30, 2017
Interest expense accrued *	$54,058	$47,402
Penalties accrued *	$2,438	$2,160
* These balances have been included within "Long-term income taxes payable" within the Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of June 30, 2018, could decrease tax expense in the next 12 months by $9.1 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2012 for Germany, 2010 for the United States, 2012 for Luxembourg, and 2012 for Canada.
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
As at June 30, 2018, we have provided $28.5 million (June 30, 2017—$22.1 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed the existing US tax laws, including a reduction in the federal corporate tax rate from 35% to 21%, and the transition of US international taxation from a worldwide tax system to a partially territorial tax system. As a result of the enactment of the legislation, the Company incurred a provisional one-time tax expense of $19.0 million for the year ended June 30, 2018, primarily related to the transition tax on accumulated foreign earnings and the re-measurement of certain deferred tax assets and liabilities. The portion of this anticipated increase to tax expense attributable to the transition tax is payable over a period of up to eight years. The impact of the $19.0 million adjustment resulting from the US legislation on the effective tax rate is an increase of 4.9% for the year ended June 30, 2018.

The $19.0 million is a provisional amount in respect of Alternative Minimum Tax (AMT), and transition tax on accumulated foreign earnings in accordance with Staff Accounting Bulletin 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118). The finalization of the provisional one-time amount is pending finalization of considerations related to undistributed foreign earnings and evaluating whether any portion of our existing AMT credit carryforwards are not expected to be refundable as a result of the repeal of corporate AMT, which may result in changes to the provisional amount during the SAB 118 measurement period.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2018 and June 30, 2017:

	June 30, 2018				June 30, 2017
		Fair Market Measurements using:				Fair Market Measurements using:
	June 30, 2018	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2017	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Marketable securities	N/A	N/A	N/A	N/A	$3,023	N/A	$3,023	N/A
Derivative financial instrument asset (note 16)	—	N/A	—	N/A	1,174	N/A	1,174	N/A
	$—	N/A	$—	N/A	$4,197	N/A	$4,197	N/A

Financial Liabilities:
Derivative financial instrument liability (note 16)	$(1,319)	N/A	$(1,319)	N/A	$—	N/A	$—	N/A
	$(1,319)	N/A	$(1,319)	N/A	$—	N/A	$—	N/A
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the year ended June 30, 2018 and 2017, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended June 30, 2018 and 2017, no indications of impairment were identified and therefore no fair value measurements were required.
Marketable Securities
Marketable securities are classified as available for sale securities and are recorded within "Other assets" on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated other comprehensive income. We did not hold any marketable securities as of June 30, 2018.
A summary of our marketable securities outstanding as of June 30, 2018 and June 30, 2017 is as follows:

	As of June 30, 2018				As of June 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Marketable securities	N/A	N/A	N/A	N/A	$2,406	$617	$—	$3,023

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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of June 30, 2018, is recorded within "Accounts payable and accrued liabilities”.
As of June 30, 2018, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $47.1 million (June 30, 2017—$39.0 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (see note 15 "Fair Value Measurement")

		As of June 30, 2018	As of June 30, 2017
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$(1,319)	$1,174

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Year Ended June 30, 2018
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(647)	Operating expenses	$1,846	N/A	$—

Year Ended June 30, 2017
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$129	Operating expenses	$(253)	N/A	$—

NOTE 17—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Year Ended June 30,
	2018	2017	2016
Fiscal 2018 Restructuring Plan	$10,154	$—	$—
Fiscal 2017 Restructuring Plan	7,207	33,827	—
Restructuring Plans prior to Fiscal 2017 Restructuring Plan	279	(340)	18,644
Acquisition-related costs	4,805	15,938	7,710
Other charges (recoveries)	6,766	14,193	8,492
Total	$29,211	$63,618	$34,846
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
As of June 30, 2018, we expect total costs to be incurred in conjunction with the Fiscal 2018 Restructuring Plan to be approximately $12.0 million, of which $10.2 million has already been recorded within "Special charges (recoveries)" to date.
A reconciliation of the beginning and ending liability for the year ended June 30, 2018 is shown below.

Fiscal 2018 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2017	$—	$—	$—
Accruals and adjustments	8,511	1,643	10,154
Cash payments	(8,845)	(489)	(9,334)
Foreign exchange and other non-cash adjustments	892	11	903
Balance payable as at June 30, 2018	$558	$1,165	$1,723
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
As of June 30, 2018, we expect total costs to be incurred in conjunction with the Fiscal 2017 Restructuring Plan to be approximately $45.0 million, of which $41.0 million has already been recorded within "Special charges (recoveries)" to date.

A reconciliation of the beginning and ending liability for the year ended June 30, 2018 is shown below.

Fiscal 2017 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2016	$—	$—	$—
Accruals and adjustments	31,595	2,232	33,827
Cash payments	(16,156)	(456)	(16,612)
Foreign exchange	(5,394)	(407)	(5,801)
Balance payable as at June 30, 2017	$10,045	$1,369	$11,414
Accruals and adjustments	3,432	3,775	7,207
Cash payments	(12,342)	(1,627)	(13,969)
Foreign exchange and other non-cash adjustments	455	(86)	369
Balance payable as at June 30, 2018	$1,590	$3,431	$5,021
Acquisition-related costs
Included within "Special charges (recoveries)" for the year ended June 30, 2018 are costs incurred directly in relation to acquisitions in the amount of $4.8 million (year ended June 30, 2017 and 2016—$15.9 million and $7.7 million, respectively).
Other charges (recoveries)
ERP Implementation Costs
During Fiscal 2018, we implemented a broad enterprise resource planning (ERP) system.
For the year ended June 30, 2018, we recorded charges of $3.5 million relating to the implementation of this project (year ended June 30, 2017 and 2016—$11.0 million and $8.5 million, respectively).
Other charges (recoveries)
For the year ended June 30, 2018, "Other charges" include $2.9 million relating to system implementation costs and $4.9 million relating to other miscellaneous charges. These charges were partially offset by (i) $2.3 million relating to certain pre-acquisition sales and use tax liabilities that were recovered outside of the acquisition's one year measurement period and (ii) $2.2 million relating to certain pre-acquisition sales and use tax liabilities becoming statute barred.
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
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of February 14, 2018, are set forth below:

Current assets	$1,290
Non-current tangible assets	1,270
Intangible customer assets	12,900
Intangible technology assets	4,200
Liabilities assumed	(6,418)
Total identifiable net assets	13,242
Goodwill	7,293
Net assets acquired	$20,535
The goodwill of $7.3 million is primarily attributable to the synergies expected to arise after the acquisition. No portion of this goodwill is expected to be deductible for tax purposes.
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
Acquisition-related costs for Hightail included in "Special charges (recoveries)" in the Consolidated Financial Statements for the year ended June 30, 2018 was $0.5 million.
The acquisition had no significant impact on revenues and net earnings for the year ended June 30, 2018 since the date of acquisition.
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
* Inclusive of $2.3 million accrued for but unpaid as of June 30, 2018. See "Appraisal Proceedings" below for more information.

Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of September 14, 2017, are set forth below:

Current assets (inclusive of cash acquired of $5.7 million)	$24,744
Non-current tangible assets	11,583
Intangible customer assets	71,230
Intangible technology assets	51,851
Liabilities assumed	(48,670)
Total identifiable net assets	110,738
Goodwill	129,800
Net assets acquired	$240,538
The goodwill of $129.8 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $1.9 million is expected to be deductible for tax purposes.
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
An amount of $0.8 million, representing the mark to market gain on the shares we held in Guidance prior to the acquisition, was recorded to "Other income" in our Consolidated Statements of Income for the year ended June 30, 2018.
Acquisition-related costs for Guidance included in "Special charges (recoveries)" in the Consolidated Financial Statements for the year ended June 30, 2018 were $2.6 million.
The acquisition had no significant impact on revenues and net earnings for the year ended June 30, 2018 since the date of acquisition.
Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations.
The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for assets acquired and liabilities assumed, including tax balances. We expect to finalize this determination before September 30, 2018.
Appraisal Proceedings
Under Section 262 of the Delaware General Corporation Law, shareholders who did not tender their shares in connection with our tender offer were entitled to have their shares appraised by the Delaware Court of Chancery and receive payment of the “fair value” of such shares. On August 31, 2017 we received notice from the record holder of approximately 1,519,569 shares or 5% of the issued and outstanding Guidance shares as of the date of acquisition, demanding an appraisal of the fair value of Guidance shares as they believed the price we paid for Guidance shares was less than its fair value. We accrued $10.8 million in connection with these claims, which is equivalent to paying $7.10 per Guidance share, the amount these Guidance shareholders otherwise would have received had they tendered their shares in our offer. During the second quarter of Fiscal 2018, we paid $8.5 million to the trust account of dissenting shareholders’ attorney, leaving $2.3 million accrued and unpaid for this matter. The amount accrued has been included within "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets, with no impact to our Consolidated Statements of Income provided the courts rule within the open measurement period of 12 months from acquisition date.

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

Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of July 26, 2017, are set forth below:

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
Acquisition-related costs for Covisint included in "Special charges (recoveries)" in the Consolidated Financial Statements for the year ended June 30, 2018 were $0.9 million.
The acquisition had no significant impact on revenues and net earnings for the year ended June 30, 2018 since the date of acquisition.
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
The following table sets forth the distribution of revenues, by significant geographic area, for the periods indicated:

	Year Ended June 30,
	2018	2017	2016
Revenues:
Canada	$149,812	$227,115	$107,217
United States	1,425,244	1,090,049	915,615
United Kingdom	201,821	159,817	185,631
Germany	198,253	166,611	155,201
Rest of Europe	517,693	394,132	270,114
All other countries	322,418	253,333	190,450
Total revenues	$2,815,241	$2,291,057	$1,824,228
The following table sets forth the distribution of long-lived assets, representing property and equipment and intangible assets, by significant geographic area, as of the periods indicated below.

	As of June 30, 2018	As of June 30, 2017
Long-lived assets:
Canada	$1,027,858	$1,283,589
United States	441,940	339,246
United Kingdom	13,253	11,583
Germany	8,282	6,694
Rest of Europe	17,104	21,360
All other countries	52,405	37,488
Total	$1,560,842	$1,699,960

NOTE 20—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2018	2017	2016
Cash paid during the period for interest	$132,799	$115,117	$72,058
Cash received during the period for interest	$1,672	$3,115	$3,659
Cash paid during the period for income taxes	$73,437	$83,086	$40,431
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

	Year Ended June 30,
	2018	2017		2016
Basic earnings per share
Net income attributable to OpenText	$242,224	$1,025,659	(1)	$284,477
Basic earnings per share attributable to OpenText	$0.91	$4.04		$1.17
Diluted earnings per share
Net income attributable to OpenText	$242,224	$1,025,659	(1)	$284,477
Diluted earnings per share attributable to OpenText	$0.91	$4.01		$1.17
Weighted-average number of shares outstanding
Basic	266,085	253,879		242,926
Effect of dilutive securities	1,407	1,926		1,150
Diluted	267,492	255,805		244,076
Excluded as anti-dilutive(2)	2,770	1,371		5,458
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
During the year ended June 30, 2018, Mr. Stephen Sadler, a director, earned $0.8 million (June 30, 2017 and June 30, 2016—$0.8 million, respectively) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

NOTE 23—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on August 1, 2018, a dividend of $0.1518 per Common Share. The record date for this dividend is August 31, 2018 and the payment date is September 21, 2018. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Restructuring Plan

On August 1, 2018, we committed to, and our Board approved, a restructuring plan that will impact our global workforce and consolidate certain real estate facilities in an effort to further streamline our operations. The total size of the plan is expected to be approximately $29 million and is proposed to be undertaken primarily during the remainder of the year ending June 30, 2019. We expect to incur charges related to this plan in the following amounts:
•Workforce reductions: approximately $15 million; and
•Facility consolidations: approximately $14 million.

Item 16.    Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: August 2, 2018

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chairman, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ADITYA MAHESHWARI
Aditya Maheshwari Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/s/ MARK J. BARRENECHEA	Vice Chairman, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)	August 2, 2018
Mark J. Barrenechea
/S/ P. THOMAS JENKINS	Chairman of the Board	August 2, 2018
P. Thomas Jenkins
/S/ RANDY FOWLIE	Director	August 2, 2018
Randy Fowlie
/S/ GAIL E. HAMILTON	Director	August 2, 2018
Gail E. Hamilton
/S/ BRIAN J. JACKMAN	Director	August 2, 2018
Brian J. Jackman
/S/ DEBORAH WEINSTEIN	Director	August 2, 2018
Deborah Weinstein
/S/ STEPHEN J. SADLER	Director	August 2, 2018
Stephen J. Sadler
/S/ MICHAEL SLAUNWHITE	Director	August 2, 2018
Michael Slaunwhite
/S/ KATHARINE B. STEVENSON	Director	August 2, 2018
Katharine B. Stevenson

/S/ CARL JÜRGEN TINGGREN	Director	August 2, 2018
Carl Jürgen Tinggren