Form 10-Q
period 2018-09-30
OPEN TEXT CORP
filed 2018-10-31
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 29, 2018, there were 268,514,817 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	September 30, 2018	June 30, 2018
ASSETS	(unaudited)
Cash and cash equivalents	$787,919	$682,942
Accounts receivable trade, net of allowance for doubtful accounts of $12,970 as of September 30, 2018 and $9,741 as of June 30, 2018 (note 4)	416,346	487,956
Contract assets (note 3)	8,767	—
Income taxes recoverable (note 14)	31,450	55,623
Prepaid expenses and other current assets	80,624	101,059
Total current assets	1,325,106	1,327,580
Property and equipment (note 5)	246,500	264,205
Long-term contract assets (note 3)	12,041	—
Goodwill (note 6)	3,578,641	3,580,129
Acquired intangible assets (note 7)	1,203,284	1,296,637
Deferred tax assets (note 14)	1,106,377	1,122,729
Other assets (note 8)	116,536	111,267
Deferred charges	—	38,000
Long-term income taxes recoverable (note 14)	30,563	24,482
Total assets	$7,619,048	$7,765,029
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$252,079	$302,154
Current portion of long-term debt (note 10)	10,000	10,000
Deferred revenues	582,139	644,211
Income taxes payable (note 14)	31,055	38,234
Total current liabilities	875,273	994,599
Long-term liabilities:
Accrued liabilities (note 9)	51,168	52,827
Deferred credits	—	2,727
Pension liability (note 11)	64,730	65,719
Long-term debt (note 10)	2,609,127	2,610,523
Deferred revenues	43,585	69,197
Long-term income taxes payable (note 14)	173,807	172,241
Deferred tax liabilities (note 14)	74,328	79,938
Total long-term liabilities	3,016,745	3,053,172
Shareholders’ equity:
Share capital and additional paid-in capital (note 12)
268,331,579 and 267,651,084 Common Shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively; authorized Common Shares: unlimited	1,730,933	1,707,073
Accumulated other comprehensive income	32,256	33,645
Retained earnings	1,993,099	1,994,235
Treasury stock, at cost (991,368 shares at September 30, 2018 and 690,336 shares at June 30, 2018, respectively)	(30,381)	(18,732)
Total OpenText shareholders' equity	3,725,907	3,716,221
Non-controlling interests	1,123	1,037
Total shareholders’ equity	3,727,030	3,717,258
Total liabilities and shareholders’ equity	$7,619,048	$7,765,029
Guarantees and contingencies (note 13)
Related party transactions (note 21)
Subsequent events (note 22)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended September 30,
	2018	2017
Revenues:
License	$76,887	$78,231
Cloud services and subscriptions	208,083	193,853
Customer support	311,551	295,404
Professional service and other	70,636	73,199
Total revenues	667,157	640,687
Cost of revenues:
License	3,872	2,960
Cloud services and subscriptions	87,703	84,134
Customer support	30,465	32,770
Professional service and other	56,796	59,428
Amortization of acquired technology-based intangible assets (note 7)	47,477	43,960
Total cost of revenues	226,313	223,252
Gross profit	440,844	417,435
Operating expenses:
Research and development	77,470	77,574
Sales and marketing	120,182	122,615
General and administrative	50,924	48,902
Depreciation	23,854	18,878
Amortization of acquired customer-based intangible assets (note 7)	45,876	43,789
Special charges (recoveries) (note 17)	23,311	18,031
Total operating expenses	341,617	329,789
Income from operations	99,227	87,646
Other income (expense), net	1,522	10,224
Interest and other related expense, net	(34,531)	(33,811)
Income before income taxes	66,218	64,059
Provision for (recovery of) income taxes (note 14)	29,850	27,369
Net income for the period	$36,368	$36,690
Net (income) loss attributable to non-controlling interests	(44)	(94)
Net income attributable to OpenText	$36,324	$36,596
Earnings per share—basic attributable to OpenText (note 20)	$0.14	$0.14
Earnings per share—diluted attributable to OpenText (note 20)	$0.13	$0.14
Weighted average number of Common Shares outstanding—basic (in '000's)	268,028	264,802
Weighted average number of Common Shares outstanding—diluted (in '000's)	269,387	266,235
Dividends declared per Common Share	$0.1518	$0.1320
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2018	2017
Net income for the period	$36,368	$36,690
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(3,520)	906
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of $181 and $463 for the three months ended September 30, 2018 and 2017, respectively	502	1,285
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of $132 and ($287) for the three months ended September 30, 2018 and 2017, respectively	366	(797)
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of $306 and ($83) for the three months ended September 30, 2018 and 2017, respectively	1,197	(115)
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $73 and $42 for the three months ended September 30, 2018 and 2017, respectively	66	56
Release of unrealized gain on marketable securities - net of tax effect of nil	—	(617)
Total other comprehensive income (loss) net, for the period	(1,389)	718
Total comprehensive income	34,979	37,408
Comprehensive (income) loss attributable to non-controlling interests	(44)	(94)
Total comprehensive income attributable to OpenText	$34,935	$37,314
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income for the period	$36,368	$36,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	117,207	106,627
Share-based compensation expense	6,555	8,235
Pension expense	1,145	1,035
Amortization of debt issuance costs	1,078	1,298
Amortization of deferred charges and credits	—	1,117
Loss on sale and write down of property and equipment	7,789	163
Release of unrealized gain on marketable securities to income	—	(841)
Deferred taxes	7,769	5,947
Share in net (income) loss of equity investees	(2,372)	512
Changes in operating assets and liabilities:
Accounts receivable	73,875	5,162
Contract assets	(5,346)	—
Prepaid expenses and other current assets	9,732	(2,808)
Income taxes and deferred charges and credits	12,561	9,148
Accounts payable and accrued liabilities	(40,001)	(64,476)
Deferred revenue	(57,403)	(38,480)
Other assets	2,444	(2,083)
Net cash provided by operating activities	171,401	67,246
Cash flows from investing activities:
Additions of property and equipment	(24,495)	(30,449)
Purchase of Guidance Software, Inc., net of cash acquired	(2,279)	(220,765)
Purchase of Covisint Corporation, net of cash acquired	—	(71,279)
Other investing activities	(1,004)	(4,206)
Net cash used in investing activities	(27,778)	(326,699)
Cash flows from financing activities:
Proceeds from long-term debt and Revolver	—	200,000
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	18,127	21,825
Repayment of long-term debt and Revolver	(2,500)	(1,940)
Debt issuance costs	(322)	—
Purchase of Treasury Stock	(11,719)	—
Repurchase of non-controlling interests	(583)	—
Payments of dividends to shareholders	(40,466)	(35,017)
Net cash provided by (used in) financing activities	(37,463)	184,868
Foreign exchange gain (loss) on cash held in foreign currencies	428	7,762
Increase (decrease) in cash, cash equivalents and restricted cash during the period	106,588	(66,823)
Cash, cash equivalents and restricted cash at beginning of the period	683,991	446,210
Cash, cash equivalents and restricted cash at end of the period	$790,579	$379,387

Reconciliation of cash, cash equivalents and restricted cash:	September 30, 2018	September 30, 2017
Cash and cash equivalents	$787,919	$376,390
Restricted cash included in Other assets	2,660	2,997
Total Cash, cash equivalents and restricted cash	$790,579	$379,387

Supplemental cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2018
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa) and EC1 Pte. Ltd. (GXS Singapore), which as of September 30, 2018, were 70% and 81% owned, respectively, by OpenText. All inter-company balances and transactions have been eliminated.
Previously, our ownership in GXS Inc. (GXS Korea) was 85%. During the first quarter of Fiscal 2019, we acquired all of the outstanding non-controlling interests in GXS Korea for $0.6 million in cash.
Throughout this Quarterly Report on Form 10-Q: (i) the term “Fiscal 2019” means our fiscal year beginning on July 1, 2018 and ending June 30, 2019; (ii) the term “Fiscal 2018” means our fiscal year beginning on July 1, 2017 and ended June 30, 2018; (iii) the term “Fiscal 2017” means our fiscal year beginning on July 1, 2016 and ended June 30, 2017; (iv) the term “Fiscal 2016” means our fiscal year beginning on July 1, 2015 and ended June 30, 2016; and (v) the term “Fiscal 2015” means our fiscal year beginning on July 1, 2014 and ended June 30, 2015.
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
Impact of Recently Adopted Accounting Pronouncements
Revenue Recognition
Effective July 1, 2018, we adopted Accounting Standards Codification (ASC) Topic 606 "Revenue from Contracts with Customers" (Topic 606) using the cumulative effect approach. We applied the standard to contracts that were not completed as of the date of the initial adoption. Results for reporting periods commencing on July 1, 2018 are presented under the new revenue standard, while prior period results continue to be reported under the previous standard. As a result of this adoption, we recorded a net increase of approximately $30 million to retained earnings as of July 1, 2018 on the Condensed Consolidated Balance Sheets, with the following corresponding impacts:

•	A decrease to deferred revenues of approximately $31 million;

•	A decrease to other assets of approximately $22 million in connection with lower deferred implementation costs;

•	An increase to other assets of approximately $14 million in connection with higher capitalized sales commission costs;

•	An increase in contract assets of approximately $18 million representing future billings in excess of revenues; and

•	An increase in net deferred tax liabilities of approximately $11 million.

Please refer to Note 3 "Revenues" for additional information relating to Topic 606, including our updated revenue recognition policies.
Additionally, certain prior period balances have been reclassified within other assets on the Condensed Consolidated Balance Sheets, to conform to the current period presentation as a result of this adoption. Please refer to Note 8 "Other Assets" for details.
Income Taxes
Effective July 1, 2018, we adopted Accounting Standards Update (ASU) No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" (ASU 2016-16) which requires entities to recognize the income tax consequence of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. We adopted ASU 2016-16 on a modified retrospective basis through a cumulative-effect adjustment to opening retained earnings. Results for reporting periods as of July 1, 2018 are presented under the new standard, while prior period results continue to be reported under the previous standard. As a result of this adoption, we recorded a net decrease of approximately $27 million to retained earnings as of July 1, 2018 on the Condensed Consolidated Balance Sheets, with the following corresponding impacts:

•	A decrease to deferred charges of approximately $38 million;

•	An increase to deferred tax assets of approximately $8 million; and

•	A decrease to deferred credits of approximately $3 million.
There was no impact to the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income or Condensed Consolidated Statements of Cash Flows as a result of this adoption.
Restricted Cash
Effective July 1, 2018, we adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (ASU 2016-18), which requires amounts described as restricted cash and cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts in the statement of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, certain prior period comparative figures in the Condensed Consolidated Statements of Cash Flows have been adjusted to conform to current period presentation as follows:

	Three Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted

Net cash provided by operating activities	$67,102	$144	$67,246

Cash, cash equivalents and restricted cash at beginning of period	443,357	2,853	446,210
Increase (decrease) in cash, cash equivalents and restricted cash during the period	(66,967)	144	(66,823)
Cash, cash equivalents and restricted cash at end of period	$376,390	$2,997	$379,387

There was no impact to the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, or Condensed Consolidated Statements of Comprehensive Income as a result of this adoption.

Pension Expense
Effective July 1, 2018, we adopted ASU No. 2017-07, “Retirement Benefits - Presentation of Net Period Pension Costs (Topic 715)” (ASU 2017-07), which provides guidance on the capitalization, presentation and disclosure of net benefit costs related to postretirement benefit plans. Upon adoption, only service-related net periodic pension costs will be recorded within operating expense. All other non-service related net periodic pension costs will be classified under "Interest and other related expense" on our Condensed Consolidated Statements of Income. We adopted ASU 2017-07 on a retrospective basis. As a result, certain prior period comparative figures in the Condensed Consolidated Statements of Income for the three months ended September 30, 2017 have been adjusted to conform to current period presentation as follows:

	Three Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Cost of revenues - Cloud services	$84,330	$(196)	$84,134
Cost of revenues - Customer Support	32,791	(21)	32,770
Cost of revenues - Professional service and other	59,459	(31)	59,428
Total cost of revenues	223,500	(248)	223,252
Gross profit	417,187	248	417,435
Research and Development	77,629	(55)	77,574
Sales and Marketing	122,822	(207)	122,615
General and administrative	48,915	(13)	48,902
Total operating expense	330,064	(275)	329,789
Income from operations	87,123	523	87,646
Interest and other related expense, net	(33,288)	(523)	(33,811)

There was no change to net income or net earnings per share in any of the periods presented as a result of this adoption. Additionally, there was no impact to the Condensed Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, or Condensed Consolidated Statements of Cash Flows as a result of this adoption.
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Retirement Benefits
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-14 “Compensation-Retirement Benefits-Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (ASU 2018-14), which modifies the disclosure requirements for defined benefit pension plans and other post retirement plans. ASU 2018-14 is effective for us in the first quarter of our fiscal year ending June 30, 2022. We are currently evaluating the impact of our pending adoption of ASU 2018-14 on our consolidated financial statements.
Leases
In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” and issued subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842). Topic 842 supersedes the guidance in former ASC Topic 840 “Leases”. Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. For OpenText, the most significant change will result in the recognition of lease assets for the right to use the underlying asset and lease liabilities for the obligation to make lease payments by lessees, for those leases classified as operating leases under current guidance. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows related to leases. Topic 842 is effective for us in the first quarter of our fiscal year ending June 30, 2020, with early adoption permitted. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We have formed a sub-committee consisting of internal members from various departments to assess the effect and although we are still in the process of reviewing, we expect the majority of the impact of adopting Topic 842 to come from our facility leases, and that most of our operating lease commitments will be recognized as right-of-use assets and operating lease liabilities, which will increase our total assets and total liabilities, as reported on our Condensed Consolidated Balance Sheets, relative to such amounts prior to adoption.

NOTE 3—REVENUES
In accordance with Topic 606, we account for a customer contract when we obtain written approval, the contract is committed, the rights of the parties, including the payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Revenue is recognized when, or as, control of a promised product or service is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for our products and services (at its transaction price). Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based on readily available information, which may include historical, current and forecasted information, taking into consideration the type of customer, the type of transaction and specific facts and circumstances of each arrangement. We report revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue producing transactions.
We have four revenue streams: license, cloud services and subscriptions, customer support, and professional service and other.
License revenue
Our license revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses, all of which are deployed on the customer’s premises (on-premise).
Perpetual licenses: We sell perpetual licenses which provide customers the right to use software for an indefinite period of time in exchange for a one-time license fee, which is generally paid at contract inception. Our perpetual licenses provide a right to use intellectual property (IP) that is functional in nature and have significant stand-alone functionality. Accordingly, for perpetual licenses of functional IP, revenue is recognized at the point-in-time when control has been transferred to the customer, which normally occurs once software activation keys have been made available for download.
Term licenses and Subscription licenses: We sell both term and subscription licenses which provide customers the right to use software for a specified period in exchange for a fee, which may be paid at contract inception or paid in installments over the period of the contract. Like perpetual licenses, both our term licenses and subscription licenses are functional IP that have significant stand-alone functionality. Accordingly, for both term and subscription licenses, revenue is recognized at the point-in-time when the customer is able to use and benefit from the software, which is normally once software activation keys have been made available for download at the commencement of the term.
Cloud services and subscriptions revenue
Cloud services and subscriptions revenue are from hosting arrangements where in connection with the licensing of software, the end user doesn’t take possession of the software, as well as from end-to-end fully outsourced business-to-business (B2B) integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as "platform as a service" (PaaS), "software as a service" (SaaS), cloud subscriptions and managed services.
PaaS/ SaaS/ Cloud Subscriptions (collectively referred to here as cloud-based solutions): We offer cloud-based solutions that provide customers the right to access our software through the internet. Our cloud-based solutions represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. These services are made available to the customer continuously throughout the contractual period, however, the extent to which the customer uses the services may vary at the customer’s discretion. The payment for cloud-based solutions may be received either at inception of the arrangement, or over the term of the arrangement.
These cloud-based solutions are considered to have a single performance obligation where the customer simultaneously receives and consumes the benefit, and as such we recognize revenue for these cloud-based solutions ratably over the term of the contractual agreement. For example, revenue related to cloud-based solutions that are provided on a usage basis, such as the number of users, is recognized based on a customer’s utilization of the services in a given period.
Additionally, a software license is present in a cloud-based solutions arrangement if all of the following criteria are met:
(i) The customer has the contractual right to take possession of the software at any time without significant penalty; and
(ii) It is feasible for the customer to host the software independent of us.
In these cases where a software license is present in a cloud-based solutions arrangement it is assessed to determine if it is distinct from the cloud-based solutions arrangement. The revenue allocated to the distinct software license would be recognized at the point in time the software license is transferred to the customer, whereas the revenue allocated to the hosting performance obligation would be recognized ratably on a monthly basis over the contractual term unless evidence suggests that revenue is earned, or obligations are fulfilled in a different pattern over the contractual term of the arrangement.
Managed services: We provide comprehensive B2B process outsourcing services for all day-to-day operations of a customers’ B2B integration program. Customers using these managed services are not permitted to take possession of our software and the contract is for a defined period, where customers pay a monthly or quarterly fee. Our performance obligation is satisfied as we provide services of operating and managing a customer's electronic data interchange (EDI) environment. Revenue relating to these services is recognized using an output method based on the expected level of service we will provide over the term of the contract.
In connection with cloud subscription and managed service contracts, we often agree to perform a variety of services before the customer goes live, such as for example, converting and migrating customer data, building interfaces and providing training. These services are considered an outsourced suite of professional services which can involve certain project-based activities. These services can be provided at the initiation of a contract, during the implementation or on an ongoing basis as part of the customer life cycle. These services can be charged separately on a fixed fee or time and materials basis, or the costs associated may be recovered as part of the ongoing cloud subscription or managed services fee. These outsourced professional services are considered to be distinct from the ongoing hosting services and represent a separate performance obligation within our cloud subscription or managed services arrangements. The obligation to provide outsourced professional services is satisfied over time, with the customer simultaneously receiving and consuming the benefits as we satisfy our performance obligations. For outsourced professional services, we recognize revenue by measuring progress toward the satisfaction of our performance obligation. Progress for services that are contracted for a fixed price is generally measured based on hours incurred as a portion of total estimated hours. As a practical expedient, when we invoice a customer at an amount that corresponds directly with the value to the customer of our performance to date, we recognize revenue at that amount.
Customer support revenue
Customer support revenue is associated with perpetual, term license and on-premise subscription arrangements. As customer support is not critical to the customer's ability to derive benefit from its right to use our software, customer support is considered as a distinct performance obligation when sold together in a bundled arrangement along with the software.
Customer support consists primarily of technical support and the provision of unspecified updates and upgrades on a when-and-if-available basis. Customer support for perpetual licenses is renewable, generally on an annual basis, at the option of the customer. Customer support for term and subscription licenses is renewable concurrently with such licenses for the same duration of time. Payments for customer support are generally made at the inception of the contract term or in installments over the term of the maintenance period. Our customer support team is ready to provide these maintenance services, as needed, to the customer during the contract term. As the elements of customer support are delivered concurrently and have the same pattern of transfer, customer support is accounted for as a single performance obligation. The customer benefits evenly throughout the contract period from the guarantee that the customer support resources and personnel will be available to them, and that any unspecified upgrades or unspecified future products developed by us will be made available. Revenue for customer support is recognized ratably over the contract period based on the start and end dates of the maintenance term, in line with how we believe services are provided.
Professional service and other revenue
Our professional services, when offered along with software licenses, consists primarily of technical services and training services. Technical services may include installation, customization, implementation or consulting services. Training services may include access to online modules or delivering a training package customized to the customer’s needs. At the customer’s discretion, we may offer one, all, or a mix of these services. Payment for professional services is generally a fixed fee or is a fee based on time and materials.
Professional services can be arranged in the same contract as the software license or in a separate contract.
As our professional services do not significantly change the functionality of the license and our customers can benefit from our professional services on their own or together with other readily available resources, we consider professional services as distinct within the context of the contract.
Professional service revenue is recognized over time so long as: (i) the customer simultaneously receives and consumes the benefits as we perform them, (ii) our performance creates or enhances an asset the customer controls as we perform, and (iii) our performance does not create an asset with alternative use and we have enforceable right to payment.
If all of the above criteria are met, we use an input-based measure of progress for recognizing professional service revenue. For example we may consider total labor hours incurred compared to total expected labor hours. As a practical expedient, when we invoice a customer at an amount that corresponds directly with the value to the customer of our performance to date, we will recognize revenue at that amount.
Material rights
To the extent that we grant our customer an option to acquire additional products or services in one of our arrangements, we will account for the option as a distinct performance obligation in the contract only if the option provides a material right to the customer that the customer would not receive without entering into the contract. For example if we give the customer an option to acquire additional goods or services in the future at a price that is significantly lower than the current price, this would be a material right as it allows the customer to, in effect, pay in advance for the option to purchase future products or services. If a material right exists in one of our contracts then revenue allocated to the option is deferred and we would recognize revenue only when those future products or services are transferred or when the option expires.
Based on history, our contracts do not typically contain material rights and when they do, the material right is not significant to our consolidated financial statements.
Arrangements with multiple performance obligations
Our contracts generally contain more than one of the products and services listed above. Determining whether goods and services are considered distinct performance obligations that should be accounted for separately or as a single performance obligation may require significant judgment, specifically when assessing whether both of the following two criteria are met:

•	the customer can benefit from the product or service either on its own or together with other resources that are readily available to the customer; and

•	our promise to transfer the product or service to the customer is separately identifiable from other promises in the contract.
If these criteria are not met, we determine an appropriate measure of progress based on the nature of our overall promise for the single performance obligation.
If these criteria are met, each product or service is separately accounted for as a distinct performance obligation and the total transaction price is allocated to each performance obligation on a relative standalone selling price (SSP) basis.
Standalone selling price
The SSP reflects the price we would charge for a specific product or service if it was sold separately in similar circumstances and to similar customers. In most cases we are able to establish the SSP based on observable data. We typically establish a narrow SSP range for our products and services and assess this range on a periodic basis or when material changes in facts and circumstances warrant a review.
If the SSP is not directly observable, then we estimate the amount using either the expected cost plus a margin or residual approach. Estimating SSP is a formal process whereby management considers multiple factors including, but not limited to, geographic or regional specific factors, competitive positioning, internal costs, profit objectives, and pricing practices.
Transaction Price Allocation
In bundled arrangements, where we have more than one distinct performance obligation, we must allocate the transaction price to each performance obligation based on its relative SSP. However, in certain bundled arrangements, the SSP may not always be directly observable. For instance, in bundled arrangements with license and customer support, we allocate the transaction price between the license and customer support performance obligations using the residual approach because we have determined that the SSP for certain goods and services in these arrangements are highly variable. We use the residual approach only for our license arrangements. When the SSP is observable but contractual pricing does not fall within our established SSP range, then an adjustment is required and we will allocate the transaction price between license and customer support at a constant ratio reflecting the mid-point of the established SSP range.
When two or more contracts are entered into at or near the same time with the same customer, we evaluate the facts and circumstances associated with the negotiation of those contracts. Where the contracts are negotiated as a package, we will account for them as a single arrangement and allocate the consideration for the combined contracts among the performance obligations accordingly.

Sales to resellers
We execute certain sales contracts through resellers, distributors and channel partners (collectively referred to as resellers). For these type of agreements, we assess whether we are considered the principal or the agent in the arrangement. We consider factors such as, but not limited to, whether or not the reseller has the ability to set the price for which they sell our software products to end users and whether or not resellers distribution rights are limited such that any potential sales are subject to OpenText’s review and approval before delivery of the software product can be made. If we determine that we are the principal in the arrangement, then revenue is recognized based on the transaction price for the sale of the software product to the end user at the gross amount. If that is not known, then the net amount received from the reseller is the transaction price. If we determine that we are the agent in the agreement, then revenue is recognized based on the transaction price for the sale of the software product to the reseller, less any applicable commissions paid or discounts or rebates, if offered. Costs or commissions paid to the reseller would be recognized as a reduction of revenue unless we received a distinct good or service in return. Similarly, any discounts or rebates offered by the reseller would be recognized as a reduction of revenue.
Typically, we conclude that we are the principal in our reseller agreements, as we have control over the service and products prior to being transferred to the end customer.
We also assess the creditworthiness of each reseller and if they are newly formed, undercapitalized or in financial difficulty, we defer any revenues expected to emanate from such reseller and recognize revenue only when cash is received, and all other revenue recognition criteria under Topic 606 are met.
Rights of return and other incentives
We do not generally offer rights of return or any other incentives such as concessions, product rotation, or price protection and, therefore, do not provide for or make estimates of rights of return and similar incentives. In some contracts, however, discounts may be offered to the customer for future software purchases and other additional products or services. Such arrangements grant the customer an option to acquire additional goods or services in the future at a discount and therefore are evaluated under guidance related to “material rights” as discussed above.
Other policies
Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days of the invoice. In certain arrangements, we will receive payment from a customer either before or after the performance obligation to which the invoice relates has been satisfied. As a practical expedient, we do not account for significant financing components if the period between when we transfer the promised good or service to the customer and when the customer pays for the product or service will be one year or less. On that basis, our contracts for license and maintenance typically do not contain a significant financing component. Our managed services contracts may not include an upfront charge for outsourced professional services performed as part of an implementation and are recovered through an ongoing fee. Therefore, these contracts may be expected to have a financing component associated with revenue being recognized in advance of billings.
We may modify contracts to offer customers additional products or services. The additional products and services will be considered distinct from those products or services transferred to the customer before the modification and will be accounted for as a separate contract. We evaluate whether the price for the additional products and services reflects the SSP adjusted as appropriate for facts and circumstances applicable to that contract. In determining whether an adjustment is appropriate, we evaluate whether the incremental consideration is consistent with the prices previously paid by the customer or similar customers.

Performance Obligations
A summary of our typical performance obligations and when the obligations are satisfied are as follows:

Performance Obligation	When Performance Obligation is Typically Satisfied
License revenue:
Software licenses (Perpetual,Term, Subscription)	When software activation keys have been made available for download (point in time)
Cloud services and subscriptions revenue:
Outsourced Professional Services	As the services are provided (over time)
Managed Services / Ongoing Hosting	Over the contract term, beginning on the date that service is made available (i.e. "Go live") to the customer (over time)
Customer support revenue:
When and if available updates and upgrades and technical support	Ratable over the course of the service term (over time)
Professional service and other revenue:
Professional services	As the services are provided (over time)

Disaggregation of Revenue
The following table disaggregates our revenue by significant geographic area, based on the location of our end customer, and by type of performance obligation and timing of revenue recognition for the periods indicated:

Three Months Ended September 30, 2018
Total Revenues by Geography:
Americas (1)	$389,340
EMEA (2)	214,475
Asia Pacific (3)	63,342
Total Revenues	$667,157

Total Revenues by Type of Performance Obligation:
Recurring revenue
Cloud services and subscriptions revenue	$208,083
Customer support revenue	311,551
Total recurring revenues	$519,634
License revenue (perpetual, term and subscriptions)	76,887
Professional service and other revenue	70,636
Total revenues	$667,157

Total Revenues by Timing of Revenue Recognition
Point in time	76,887
Over time (including professional service and other revenue)	590,270
Total revenues	$667,157
(1) Americas consists of countries in North, Central and South America.
(2) EMEA primarily consists of countries in Europe, the Middle East and Africa.
(3) Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.

Contract Balances
A contract asset will be recorded if we have recognized revenue but do not have an unconditional right to the related consideration from the customer. This will be the case if implementation services offered in a cloud arrangement for example, are identified as a separate performance obligation and are provided to a customer prior to us being able to bill the customer. In addition, a contract asset may arise in relation to subscription licenses if the license revenue that is recognized upfront exceeds the amount that we are able to invoice the customer at that time. When we perform services, such as during the design and build phase of a service contract, the right to consideration is typically subject to milestone completion or customer acceptance and the unbilled accounts receivable are classified as a contract asset. Contract assets are reclassified to accounts receivable when the rights become unconditional.
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of September 30, 2018	As of July 1, 2018
Short-term contract assets	$8,767	$5,474
Long-term contract assets	$12,041	$12,382
Short-term deferred revenue	$582,139	$618,197
Long-term deferred revenue	$43,585	$64,743

The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the three months ended September 30, 2018, we reclassified $2.4 million of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. We had no asset impairment loss related to contract assets for the three months ended September 30, 2018.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the three months ended September 30, 2018 that was included in the deferred revenue balances at July 1, 2018 was approximately $270 million.
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. We have determined that certain of our commission programs meet the requirements to be capitalized. Some commission programs are not subject to capitalization as the commission expense is paid and recognized as the related revenue is recognized. In assessing costs to obtain a contract, we apply a practical expedient that allows us to assess our incremental costs on a portfolio of contracts with similar characteristics instead of assessing the incremental costs on each individual contract. We do not expect the financial statement effects of applying this practical expedient to the portfolio of contracts to be materially different than if we were to apply the new standard to each individual contract.
We pay commissions on the sale of new customer contracts as well as for renewals of existing contracts to the extent the renewals generate incremental revenue. Commissions paid on renewal contracts are limited to the incremental new revenue and therefore these payments are not commensurate with the commission paid on the original sale. We allocate commission costs to the performance obligations in an arrangement consistent with the allocation of the transaction price. Commissions allocated to the license performance obligation are expensed at the time the license revenue is recognized. Commissions allocated to professional service performance obligations are expensed as incurred, as these contracts are generally for one year or less and we apply a practical expedient to expense costs as incurred if the amortization period would have been one year or less. Commission allocated to maintenance, managed services, on-going hosting arrangements or other recurring services, are capitalized and amortized consistent with the pattern of transfer to the customer of the services over the period expected to benefit from the commission payment. As commissions paid on renewals are not commensurate with the original sale, the period of benefit considers anticipated renewals. The benefit period is estimated to be approximately six years which is based on our customer contracts and the estimated life of our technology.
Expenses for incremental costs associated with obtaining a contract are recorded within sales and marketing expense in the Condensed Consolidated Statements of Income.
Our short term capitalized costs to obtain a contract are included in "Prepaid expenses and other assets", while our long-term capitalized costs to obtain a contract are included in "Other assets" on our Condensed Consolidated Balance Sheets.
The following table summarizes the changes since July 1, 2018:

Capitalized costs to obtain a contract as of July 1, 2018	$35,151
New capitalized costs incurred	3,179
Amortization of capitalized costs	(2,271)
Capitalized costs to obtain a contract as of September 30, 2018	$36,059

During the three months ended September 30, 2018, there was no impairment loss in relation to costs capitalized.

Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2018, approximately $926 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize approximately 40% over the next 12 months and the remaining balance thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.
Impact on financial statements
The following tables summarize the impacts of adopting Topic 606 on our condensed consolidated balance sheets, statements of income and cash flows, all as compared to proforma balances illustrating if ASC Topic 605 "Revenue Recognition" (Topic 605) had still been in effect. Financial statement line items that were not impacted by the adoption of Topic 606 have been excluded from the tables below.

Condensed Consolidated Balance Sheet

	As of September 30, 2018
	As reported under Topic 606	Adjustments	Proforma as if Topic 605 was in effect
ASSETS
Contract assets	$8,767	$(8,767)	$—
Prepaid expenses and other current assets	80,624	6,481	87,105
Total current assets	1,325,106	(2,286)	1,322,820
Long-term contract assets	12,041	(12,041)	—
Deferred tax assets	1,106,377	8,004	1,114,381
Other assets	116,536	(179)	116,357
Total assets	$7,619,048	$(6,502)	$7,612,546
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$252,079	$(2)	$252,077
Deferred revenues	582,139	11,011	593,150
Total current liabilities	875,273	11,009	886,282
Long-term liabilities:
Deferred revenues	43,585	20,000	63,585
Deferred tax liabilities	74,328	(3,934)	70,394
Total long-term liabilities	3,016,745	16,066	3,032,811
Shareholders’ equity:
Accumulated other comprehensive income	32,256	462	32,718
Retained earnings	1,993,099	(34,039)	1,959,060
Total OpenText shareholders' equity	3,725,907	(33,577)	3,692,330
Non-controlling interests	1,123	—	1,123
Total shareholders’ equity	3,727,030	(33,577)	3,693,453
Total liabilities and shareholders’ equity	$7,619,048	$(6,502)	$7,612,546

Condensed Consolidated Statements of Income

	Three Months Ended September 30, 2018
	As reported under Topic 606	Adjustments	Proforma as if Topic 605 was in effect
Revenues:
License	$76,887	$(2,601)	$74,286
Cloud services and subscriptions	208,083	(535)	207,548
Customer support	311,551	(583)	310,968
Professional service and other	70,636	(54)	70,582
Total revenues	667,157	(3,773)	663,384
Cost of revenues:
Cloud services and subscriptions	87,703	467	88,170
Total cost of revenues	226,313	467	226,780
Gross profit	440,844	(4,240)	436,604
Operating expenses:
Sales and marketing	120,182	1,107	121,289
Total operating expenses	341,617	1,107	342,724
Income from operations	99,227	(5,347)	93,880
Interest and other related expense, net	(34,531)	(159)	(34,690)
Income before income taxes	66,218	(5,506)	60,712
Provision for (recovery of) income taxes	29,850	(1,253)	28,597
Net income for the period	$36,368	$(4,253)	$32,115

Condensed Consolidated Statement of Cash Flows

	Three Months Ended September 30, 2018
	As reported under Topic 606	Adjustments	Proforma as if Topic 605 was in effect
Cash flows from operating activities:
Net income for the period	$36,368	$(4,253)	$32,115
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	7,769	(1,293)	6,476
Changes in operating assets and liabilities:
Accounts receivable	73,875	(2,281)	71,594
Contract assets	(5,346)	5,346	—
Prepaid expenses and other current assets	9,732	1,213	10,945
Income taxes and deferred charges and credits	12,561	36	12,597
Accounts payable and accrued liabilities	(40,001)	75	(39,926)
Deferred revenue	(57,403)	703	(56,700)
Other assets	2,444	454	2,898
Net cash provided by operating activities	$171,401	$—	$171,401

NOTE 4—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2018	$9,741
Bad debt expense	2,999
Write-off /adjustments	230
Balance as of September 30, 2018	$12,970

Included in accounts receivable are unbilled receivables in the amount of $56.1 million as of September 30, 2018 (June 30, 2018—$55.5 million).
NOTE 5—PROPERTY AND EQUIPMENT

	As of September 30, 2018
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$36,481	$(22,085)	$14,396
Office equipment	1,809	(722)	1,087
Computer hardware	207,047	(142,033)	65,014
Computer software	98,492	(63,220)	35,272
Capitalized software development costs	84,402	(45,074)	39,328
Leasehold improvements	109,145	(54,385)	54,760
Land and buildings	47,797	(11,154)	36,643
Total	$585,173	$(338,673)	$246,500

	As of June 30, 2018
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$34,647	$(21,488)	$13,159
Office equipment	1,467	(687)	780
Computer hardware	207,381	(134,906)	72,475
Computer software	97,653	(59,485)	38,168
Capitalized software development costs	81,073	(41,556)	39,517
Leasehold improvements	118,200	(55,172)	63,028
Land and buildings	47,880	(10,802)	37,078
Total	$588,301	$(324,096)	$264,205

NOTE 6—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2018:

Balance as of June 30, 2018	$3,580,129
Adjustments on account of foreign exchange	(1,488)
Balance as of September 30, 2018	$3,578,641

NOTE 7—ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2018
	Cost	Accumulated Amortization	Net
Technology assets	$985,226	$(487,251)	$497,975
Customer assets	1,301,734	(596,425)	705,309
Total	$2,286,960	$(1,083,676)	$1,203,284

	As of June 30, 2018
	Cost	Accumulated Amortization	Net
Technology assets	$985,226	$(439,774)	$545,452
Customer assets	1,348,510	(597,325)	751,185
Total	$2,333,736	$(1,037,099)	$1,296,637

The above balances as of September 30, 2018 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the three months ended September 30, 2018. The impact of this resulted in a reduction of $46.8 million related to Customer assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2019 (nine months ended June 30)	$259,048
2020	280,888
2021	190,763
2022	177,208
2023	115,015
2024 and beyond	180,362
Total	$1,203,284

NOTE 8—OTHER ASSETS

	As of September 30, 2018	As of June 30, 2018
Deposits and restricted cash	$13,775	$9,479
Deferred implementation costs	—	13,740
Capitalized costs to obtain a contract	26,987	13,027
Investments	47,109	49,635
Long-term prepaid expenses and other long-term assets	28,665	25,386
Total	$116,536	$111,267

Deposits and restricted cash primarily relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of certain contractual-based agreements.
Deferred implementation costs relate to direct and relevant costs on implementation of long-term contracts, to the extent such costs can be recovered through guaranteed contract revenues. As a result of the adoption of Topic 606, deferred implementation costs are no longer capitalized, but rather expensed as incurred as these costs do not relate to future performance obligations.
Capitalized costs to obtain a contract relate to incremental costs of obtaining a contract, such as sales commissions, which are eligible for capitalization on contracts to the extent that such costs are expected to be recovered.
Investments relate to certain non-marketable equity securities in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments is recorded as a component of other income (expense), net in our Condensed Consolidated Statements of Income. During the three months ended September 30, 2018, our share of income (loss) from these investments was $2.4 million (three months ended September 30, 2017 —$(0.5) million).
Long-term prepaid expenses and other long-term assets includes advance payments on long-term licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2018	As of June 30, 2018
Accounts payable—trade	$21,176	$41,722
Accrued salaries and commissions	84,918	118,024
Accrued liabilities	100,457	108,903
Accrued interest on Senior Notes	26,021	24,786
Amounts payable in respect of restructuring and other Special charges	17,712	5,622
Asset retirement obligations	1,795	3,097
Total	$252,079	$302,154

Long-term accrued liabilities

	As of September 30, 2018	As of June 30, 2018
Amounts payable in respect of restructuring and other Special charges	$5,740	$4,362
Other accrued liabilities*	31,965	35,874
Asset retirement obligations	13,463	12,591
Total	$51,168	$52,827

* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of September 30, 2018, the present value of this obligation was $15.3 million (June 30, 2018—$15.7 million), with an undiscounted value of $17.1 million (June 30, 2018—$17.7 million).

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of September 30, 2018	As of June 30, 2018
Total debt
Senior Notes 2026	$850,000	$850,000
Senior Notes 2023	800,000	800,000
Term Loan B	995,000	997,500
Total principal payments due	2,645,000	2,647,500

Premium on Senior Notes 2026	5,866	6,018
Debt issuance costs	(31,739)	(32,995)
Total amount outstanding	2,619,127	2,620,523

Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Total current portion of long-term debt	10,000	10,000

Non-current portion of long-term debt	$2,609,127	$2,610,523

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
For the three months ended September 30, 2018, we recorded interest expense of $12.5 million, relating to Senior Notes 2026 (three months ended September 30, 2017—$12.5 million).
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
For the three months ended September 30, 2018, we recorded interest expense of $11.3 million, relating to Senior Notes 2023 (three months ended September 30, 2017—$11.3 million).

Term Loan B
On May 30, 2018, we refinanced our existing term loan facility, by entering into a new $1 billion term loan facility (Term Loan B), whereby we borrowed $1 billion on that day and repaid in full the loans under our prior $800 million term loan credit facility originally entered into on January 16, 2014. Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver (defined below).
Term Loan B has a seven year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of September 30, 2018, the outstanding balance on the Term Loan B bears an interest rate of approximately 3.83%.
For the three months ended September 30, 2018, we recorded interest expense of $9.8 million, relating to Term Loan B (three months ended September 30, 2017—$6.4 million).
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
As of September 30, 2018, we have no outstanding balance on the Revolver. There was no activity during the three months ended September 30, 2018 and we recorded no interest expense.
During the three months ended September 30, 2017, we drew down $200 million from the Revolver, partially to finance acquisitions, and recorded interest expense of $1.8 million relating to amounts drawn on the Revolver.
Debt Issuance Costs and Premium on Senior Notes
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our credit facilities and issuing our Senior Notes 2023 and Senior Notes 2026 (collectively referred to as the Senior Notes) and are being amortized over the respective terms of the Senior Notes and Term Loan B using the effective interest method and the Revolver using the straight-line method.
The premium on Senior Notes 2026 represents the excess of the proceeds received over the face value of Senior Notes 2026. This premium is amortized as a reduction to interest expense over the term of Senior Notes 2026 using the effective interest method.
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP) and other plans as of September 30, 2018 and June 30, 2018:

	As of September 30, 2018
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$32,668	$673	$31,995
GXS GER defined benefit plan	25,206	1,039	24,167
GXS PHP defined benefit plan	3,431	138	3,293
Other plans	5,698	423	5,275
Total	$67,003	$2,273	$64,730

	As of June 30, 2018
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$32,651	$655	$31,996
GXS GER defined benefit plan	25,382	1,027	24,355
GXS PHP defined benefit plan	3,853	138	3,715
Other plans	6,095	442	5,653
Total	$67,981	$2,262	$65,719

* The current portion of the benefit obligation has been included within "Accrued salaries and commissions", all within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets (see note 9 "Accounts Payable and Accrued Liabilities").
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of September 30, 2018, there is approximately $0.5 million in accumulated other comprehensive income related to the CDT plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2019.
GXS GER Plan
As part of our acquisition of GXS Group, Inc. (GXS) in Fiscal 2014, we assumed an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of September 30, 2018, there is approximately $0.1 million in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2019.
GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of approximately $31 thousand as of September 30, 2018, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of September 30, 2018, there is approximately $0.4 million in accumulated other comprehensive income related to the GXS PHP plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2019.

The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of September 30, 2018				As of June 30, 2018
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of period	$32,651	$25,382	$3,853	$61,886	$28,881	$23,730	$4,495	$57,106
Service cost	141	145	176	462	501	472	832	1,805
Interest cost	165	126	68	359	607	489	241	1,337
Benefits paid	(154)	(253)	(34)	(441)	(580)	(974)	(141)	(1,695)
Actuarial (gain) loss	(477)	(460)	(575)	(1,512)	2,442	997	(1,313)	2,126
Foreign exchange (gain) loss	342	266	(57)	551	800	668	(261)	1,207
Benefit obligation—end of period	32,668	25,206	3,431	61,305	32,651	25,382	3,853	61,886
Less: Current portion	(673)	(1,039)	(138)	(1,850)	(655)	(1,027)	(138)	(1,820)
Non-current portion of benefit obligation	$31,995	$24,167	$3,293	$59,455	$31,996	$24,355	$3,715	$60,066

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended September 30,
	2018				2017
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$141	$145	$176	$462	$124	$117	$219	$460
Interest cost	165	126	68	359	150	121	55	326
Amortization of actuarial (gains) and losses	176	33	(140)	69	134	18	(61)	91
Net pension expense	$482	$304	$104	$890	$408	$256	$213	$877

In determining the fair value of the pension plan benefit obligations as of September 30, 2018 and June 30, 2018, respectively, we used the following weighted-average key assumptions:

	As of September 30, 2018			As of June 30, 2018
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	3.50%	3.50%	6.50%	3.50%	3.50%	6.50%
Pension increases	2.00%	2.00%	N/A	2.00%	2.00%	N/A
Discount rate	2.08%	2.08%	8.25%	2.00%	2.00%	7.25%
Normal retirement age	65	65-67	60	65	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	12.19%	—%	—%	12.19%
to age 25	—%	—%	16.58%	—%	—%	16.58%
to age 30	1.00%	—%	13.97%	1.00%	—%	13.97%
to age 35	0.50%	—%	10.77%	0.50%	—%	10.77%
to age 40	—%	—%	7.39%	—%	—%	7.39%
to age 45	0.50%	—%	3.28%	0.50%	—%	3.28%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%

Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2019 (nine months ended June 30)	$497	$778	$103
2020	707	1,043	115
2021	808	1,072	147
2022	899	1,080	292
2023	1,010	1,082	243
2024 to 2028	6,071	5,563	1,529
Total	$9,992	$10,618	$2,429

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
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three months ended September 30, 2018, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.1518, per Common Share in the aggregate amount of $40.5 million, which we paid during the same period.
For the three months ended September 30, 2017, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.1320, per Common Share in the aggregate amount of $35.0 million.
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
Repurchase
From time to time we may provide funds to an independent agent to facilitate repurchases of our Common Shares in connection with the settlement of awards under the Long-Term Incentive Plans (LTIP) or other plans.
During the three months ended September 30, 2018, we repurchased 304,000 of our Common Shares, at a cost of approximately $11.7 million, for potential reissuance under our LTIP or other plans (three months ended September 30, 2017—nil). See below for more details on our various plans.
Reissuance
During the three months ended September 30, 2018, we reissued 2,968 Common Shares from treasury stock (three months ended September 30, 2017—8,332 Common Shares), in connection with the settlement of awards.

Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended September 30,
	2018	2017
Stock options	$2,602	$3,302
Performance Share Units (issued under LTIP)	843	1,035
Restricted Share Units (issued under LTIP)	1,385	1,886
Restricted Share Units (other)	81	479
Deferred Share Units (directors)	661	547
Employee Share Purchase Plan	983	986
Total share-based compensation expense	$6,555	$8,235

Summary of Outstanding Stock Options
As of September 30, 2018, an aggregate of 7,179,373 options to purchase Common Shares were outstanding and an additional 10,298,756 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the three months ended September 30, 2018 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2018	7,078,435	$28.41
Granted	750,220	39.27
Exercised	(494,134)	25.16
Forfeited or expired	(155,148)	32.05
Outstanding at September 30, 2018	7,179,373	$29.69	4.49	$57,829
Exercisable at September 30, 2018	2,570,581	$25.26	3.14	$32,850
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

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended September 30,
	2018	2017
Weighted–average fair value of options granted	$8.73	$7.44
Weighted-average assumptions used:
Expected volatility	26.07%	27.35%
Risk–free interest rate	2.80%	1.74%
Expected dividend yield	1.45%	1.43%
Expected life (in years)	4.32	4.34
Forfeiture rate (based on historical rates)	6%	6%
Average exercise share price	$39.27	$34.49

As of September 30, 2018, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $21.8 million, which will be recognized over a weighted-average period of approximately 2.8 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three months ended September 30, 2018, cash in the amount of $12.4 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2018 from the exercise of options eligible for a tax deduction was $0.9 million.
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
As of September 30, 2018, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $21.9 million, which is expected to be recognized over a weighted average period of 2.3 years.
LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants are referred to in this Quarterly Report on Form 10-Q based upon the year in which the grants are expected to vest.
Fiscal 2018 LTIP
Grants made in Fiscal 2016 under the LTIP (collectively referred to as Fiscal 2018 LTIP), consisting of PSUs and RSUs, took effect in Fiscal 2016 starting on August 23, 2015. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the Fiscal 2018 LTIP. We expect to settle the Fiscal 2018 LTIP awards in stock during the second quarter of Fiscal 2019.
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
Fiscal 2021 LTIP
Grants made in Fiscal 2019 under the LTIP (collectively referred to as Fiscal 2021 LTIP), consisting of PSUs and RSUs, took effect in Fiscal 2019 starting on August 6, 2018. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the Fiscal 2021 LTIP. We expect to settle the Fiscal 2021 LTIP awards in stock.
Restricted Share Units (RSUs)
During the three months ended September 30, 2018, we did not grant any RSUs to employees in accordance with employment and other agreements (three months ended September 30, 2017—2,968 RSUs). The RSUs vest over a specified contract date, typically three years from the respective date of grants. We expect to settle the awards in stock.
During the three months ended September 30, 2018, we issued 2,968 Common Shares from treasury stock, with a cost of $0.1 million, in connection with the settlement of these vested RSUs (three months ended September 30, 2017—8,332 Common Shares, with a cost of $0.2 million).
Deferred Stock Units (DSUs)
During the three months ended September 30, 2018, we granted 3,158 DSUs to certain non-employee directors (three months ended September 30, 2017—3,203 DSUs). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
Employee Share Purchase Plan (ESPP)
Our ESPP offers employees a purchase price discount of 15%.
During the three months ended September 30, 2018, 176,074 Common Shares were eligible for issuance to employees enrolled in the ESPP (three months ended September 30, 2017—192,369 Common Shares).
During the three months ended September 30, 2018, cash in the amount of approximately $5.7 million was received from employees relating to the ESPP (three months ended September 30, 2017—$5.7 million).
NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2018— June 30, 2019	July 1, 2019— June 30, 2021	July 1, 2021— June 30, 2023	July 1, 2023 and beyond
Long-term debt obligations (1)	$3,496,391	$108,945	$285,913	$1,084,256	$2,017,277
Operating lease obligations (2)	348,669	53,222	118,353	73,118	103,976
Purchase obligations	19,013	9,914	8,860	239	—
	$3,864,073	$172,081	$413,126	$1,157,613	$2,121,253

(1) Includes interest up to maturity and principal payments. Please see note 10 "Long-Term Debt" for more details.
(2) Net of $33.8 million of sublease income to be received from properties which we have subleased to third parties.
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
We previously disclosed that, as part of these examinations, on July 17, 2015 we received from the IRS an initial Notice of Proposed Adjustment (NOPA) in draft form, that, as revised by the IRS on July 11, 2018 proposes a one-time approximately $335 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 (the 2010 NOPA), plus penalties equal to 20% of the additional proposed taxes for Fiscal 2010, and interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial).
On July 11, 2018, we also received, consistent with previously disclosed expectations, a draft NOPA proposing a one time approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 (the 2012 NOPA) arising from the integration of Global 360 Holding Corp. into the structure that resulted from the internal reorganization in Fiscal 2010, plus penalties equal to 40% of the additional proposed taxes for Fiscal 2012, and interest.
A NOPA is an IRS position and does not impose an obligation to pay tax. We continue to strongly disagree with the IRS’ positions within the NOPAs and intend to vigorously contest the proposed adjustments to our taxable income.
We currently estimate our potential aggregate liability, as of September 30, 2018, in connection with these ongoing matters with the IRS, including additional state income taxes plus penalties and interest that may be due, to be approximately $735 million, comprised of approximately $455 million in U.S. federal and state taxes, approximately $105 million of penalties, and approximately $175 million of interest.
Based on our discussions with the IRS, we do not expect the IRS to further revise the NOPAs to increase any of their proposed adjustments to our U.S. federal income taxes (subject to the continued accrual of interest, as noted above).
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

For additional information regarding the history of this IRS matter, including further details regarding the changes to the 2010 NOPA that the IRS made in July 2018, please see Note 13 "Guarantees and Contingencies" in our Annual Report on Form 10-K for Fiscal 2018.
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012 and Fiscal 2013. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of September 30, 2018, in connection with the CRA's reassessments for Fiscal 2012 and Fiscal 2013 to be limited to penalties and interest that may be due of approximately $23 million.
The notices of reassessment for Fiscal 2012 and Fiscal 2013 would, as drafted, increase our taxable income by approximately $90 million for each of those years, as well as impose a 10% penalty on the proposed adjustment to income.
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012 and Fiscal 2013 (including any penalties) are without merit. We have filed notices of objection for Fiscal 2012 and Fiscal 2013, and we are currently seeking competent authority consideration under applicable international treaties in respect of these reassessments.
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
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments. As of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of these reassessments in our Condensed Consolidated Financial Statements. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability in respect of our international transactions, including the transfer pricing methodology applied to them. The CRA is currently auditing Fiscal 2014 and Fiscal 2015. We are engaged in ongoing discussions with the CRA and continue to vigorously contest the CRA's audit positions.
GXS Brazil Matter
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS
Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $1.4 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
GXS India Matter
Our Indian subsidiary, GXS India Technology Centre Private Limited (GXS India), is subject to potential assessments by Indian tax authorities in the city of Bangalore. GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate. Based on advice from our tax advisors, we believe that the facts that the Indian tax authorities are using to support their assessment are incorrect. We have filed appeals and anticipate an eventual settlement with the Indian tax authorities. We have accrued $1.2 million to cover our anticipated financial exposure in this matter.
Please also see "Risk Factors" included in our Annual Report on Form 10-K for Fiscal 2018.
NOTE 14—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
We recognize interest expense and penalties related to income tax matters in income tax expense.

For the three months ended September 30, 2018 and 2017, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended September 30,
	2018	2017
Interest expense	$3,037	$2,086
Penalties expense (recoveries)	492	81
Total	$3,529	$2,167
The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of September 30, 2018	As of June 30, 2018
Interest expense accrued *	$56,886	$54,058
Penalties accrued *	$2,373	$2,438
* These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of September 30, 2018, could decrease tax expense in the next 12 months by $8.4 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2012 for Germany, 2010 for the United States, 2012 for Luxembourg, and 2012 for Canada.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, France, Germany, India, and the United Kingdom. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States and Canada audits are included in note 13 "Guarantees and Contingencies".
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
As at September 30, 2018, we have provided $31.3 million (June 30, 2018—$28.5 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
The effective tax rate increased to a provision of 45.1% for the three months ended September 30, 2018, compared to 42.7% for the three months ended September 30, 2017. The increase in tax expense of $2.5 million was primarily due to an increase of $3.7 million relating to the tax impact of internal reorganizations of subsidiaries, offset by a decrease of $1.1 million resulting from the elimination of deferred charge amortization upon the adoption of ASU 2016-16. The remainder of the difference was due to normal course movements and non-material items.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed the existing US tax laws, including a reduction in the federal corporate tax rate from 35% to 21%, and the transition of US international taxation from a worldwide tax system to a partially territorial tax system. As a result of the enactment of the legislation, the Company incurred a provisional one-time tax expense of $19.0 million in the year ended June 30, 2018, primarily related to the transition tax on accumulated foreign earnings and the re-measurement of certain deferred tax assets and liabilities. There has been no change to this provisional amount for the three months ended September 30, 2018. The portion of this anticipated increase to tax expense attributable to the transition tax is payable over a period of up to eight years.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2018 and June 30, 2018:

	September 30, 2018				June 30, 2018
		Fair Market Measurements using:				Fair Market Measurements using:
	September 30, 2018	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2018	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Liabilities:
Derivative financial instrument liability (note 16)	$(138)	N/A	$(138)	N/A	$(1,319)	N/A	$(1,319)	N/A
	$(138)	N/A	$(138)	N/A	$(1,319)	N/A	$(1,319)	N/A

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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended September 30, 2018 and 2017, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2018 and 2017, no indications of impairment were identified and therefore no fair value measurements were required.
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of September 30, 2018, is recorded within "Accounts payable and accrued liabilities”.
As of September 30, 2018, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $46.7 million (June 30, 2018—$47.1 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 15 "Fair Value Measurement")

		As of September 30, 2018	As of June 30, 2018
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$(138)	$(1,319)

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three Months Ended September 30, 2018
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$683	Operating expenses	$(498)	N/A	$—

Three Months Ended September 30, 2017
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$1,748	Operating expenses	$1,084	N/A	$—

NOTE 17—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended September 30,
	2018	2017
Fiscal 2019 Restructuring Plan	$20,246	$—
Fiscal 2018 Restructuring Plan	535	6,389
Fiscal 2017 Restructuring Plan	1,057	4,364
Restructuring Plans prior to Fiscal 2017 Restructuring Plan	(503)	(83)
Acquisition-related costs	507	2,256
Other charges (recoveries)	1,469	5,105
Total	$23,311	$18,031

Fiscal 2019 Restructuring Plan
During Fiscal 2019, we began to implement restructuring activities to streamline our operations (Fiscal 2019 Restructuring Plan) to take further steps to improve our operational efficiency. The Fiscal 2019 Restructuring Plan charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
As of September 30, 2018, we expect total costs to be incurred in conjunction with the Fiscal 2019 Restructuring Plan to be approximately $29.0 million, of which $20.3 million has already been recorded within "Special charges (recoveries)" to date.

A reconciliation of the beginning and ending liability for the three months ended September 30, 2018 is shown below.

Fiscal 2019 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2018	$—	$—	$—
Accruals and adjustments	10,110	10,136	20,246
Cash payments	(2,594)	(621)	(3,215)
Foreign exchange and other non-cash adjustments	(15)	(2,770)	(2,785)
Balance payable as at September 30, 2018	$7,501	$6,745	$14,246

Fiscal 2018 Restructuring Plan
During Fiscal 2018 and in the context of our acquisitions of Covisint, Guidance and Hightail (each defined below), we began to implement restructuring activities to streamline our operations (collectively referred to as the Fiscal 2018 Restructuring Plan). The Fiscal 2018 Restructuring Plan charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
Since the inception of the plan, approximately $10.7 million has been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges relating to this plan.
A reconciliation of the beginning and ending liability for the three months ended September 30, 2018 is shown below.

Fiscal 2018 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2018	$558	$1,165	$1,723
Accruals and adjustments	—	535	535
Cash payments	(240)	(375)	(615)
Foreign exchange and other non-cash adjustments	11	(355)	(344)
Balance payable as at September 30, 2018	$329	$970	$1,299

Fiscal 2017 Restructuring Plan
During Fiscal 2017 and in the context of acquisitions made in Fiscal 2017, we began to implement restructuring activities to streamline our operations (collectively referred to as the Fiscal 2017 Restructuring Plan). The Fiscal 2017 Restructuring Plan charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
Since the inception of the plan, $42.1 million has been recorded within "Special charges (recoveries)". We do not expect to incur any further significant charges relating to this plan.
A reconciliation of the beginning and ending liability for the three months ended September 30, 2018 is shown below.

Fiscal 2017 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2018	$1,590	$3,431	$5,021
Accruals and adjustments	—	1,057	1,057
Cash payments	(108)	(196)	(304)
Foreign exchange and other non-cash adjustments	(3)	(226)	(229)
Balance payable as at September 30, 2018	$1,479	$4,066	$5,545

Acquisition-related costs
Included within "Special charges (recoveries)" for the three months ended September 30, 2018 are costs incurred directly in relation to acquisitions in the amount of $0.5 million (three months ended September 30, 2017—$2.3 million).

Other charges (recoveries)
For the three months ended September 30, 2018, "Other charges" include (i) $1.1 million relating to one-time system implementation costs and (ii) $0.3 million relating to other miscellaneous charges.
For the three months ended September 30, 2017, "Other charges" primarily include (i) $3.7 million relating to the implementation of a broad ERP system and (ii) $1.4 million relating to miscellaneous other charges.
NOTE 18—ACQUISITIONS
Fiscal 2018 Acquisitions
Acquisition of Hightail, Inc. (Hightail)
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
Acquisition of Guidance Software, Inc. (Guidance)
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
The following tables summarize the consideration paid for Guidance and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration*	$237,291
Guidance shares already owned by OpenText through open market purchases (at fair value)	3,247
Purchase consideration	$240,538
* Inclusive of $2.3 million previously accrued, but since paid as of September 30, 2018. See "Appraisal Proceedings" below for more information.

Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of September 14, 2017, are set forth below:

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
An amount of $0.8 million, representing the mark to market gain on the shares we held in Guidance prior to the acquisition, was recorded to "Other income" in our Condensed Consolidated Statements of Income for the year ended June 30, 2018.
Appraisal Proceedings
Under Section 262 of the Delaware General Corporation Law, shareholders who did not tender their shares in connection with our tender offer were entitled to have their shares appraised by the Delaware Court of Chancery and receive payment of the “fair value” of such shares. On August 31, 2017 we received notice from the record holder of approximately 1,519,569 shares or 5% of the issued and outstanding Guidance shares as of the date of acquisition, demanding an appraisal of the fair value of Guidance shares as they believed the price we paid for Guidance shares was less than its fair value. We accrued $10.8 million in connection with these claims, which is equivalent to paying $7.10 per Guidance share, the amount these Guidance shareholders otherwise would have received had they tendered their shares in our offer. During the second quarter of Fiscal 2018, we paid $8.5 million to the trust account of dissenting shareholders’ attorney, leaving $2.3 million previously accrued. During the three months ended September 30, 2018, these amounts were settled and released. On August 27, 2018, the appraisal petition was dismissed with prejudice.
Acquisition of Covisint Corporation (Covisint)
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
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
	2018	2017
Cash paid during the period for interest	$32,627	$30,466
Cash received during the period for interest	$735	$294
Cash paid during the period for income taxes	$8,367	$9,582

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

	Three Months Ended September 30,
	2018	2017
Basic earnings per share
Net income attributable to OpenText	$36,324	$36,596
Basic earnings per share attributable to OpenText	$0.14	$0.14
Diluted earnings per share
Net income attributable to OpenText	$36,324	$36,596
Diluted earnings per share attributable to OpenText	$0.13	$0.14
Weighted-average number of shares outstanding
Basic	268,028	264,802
Effect of dilutive securities	1,359	1,433
Diluted	269,387	266,235
Excluded as anti-dilutive(1)	1,868	2,474

(1) Represents options to purchase Common Shares excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

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
During the three months ended September 30, 2018, Mr. Stephen Sadler, a director, earned approximately $6 thousand (three months ended September 30, 2017 —$0.7 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 22—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on October 30, 2018, a dividend of $0.1518 per Common Share. The record date for this dividend is November 30, 2018 and the payment date is December 20, 2018. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Acquisition of Liaison Technologies Inc.
On October 31, 2018, we signed a definitive agreement to acquire Liaison Technologies Inc. for approximately $310 million. We expect that the acquisition will complement and extend our EIM portfolio. The transaction is expected to close within 90 days of signing the definitive agreement and is subject to customary regulatory approvals and closing conditions.

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (ii) the potential for the incurrence of or assumption of debt in connection with acquisitions and the impact on the ratings or outlooks of rating agencies on our outstanding debt securities; (iii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (iv) the risks associated with bringing new products and services to market; (v) fluctuations in currency exchange rates (including as a result of the impact of Brexit and any policy changes resulting from the new U.S. administration); (vi) delays in the purchasing decisions of the Company’s customers; (vii) the competition the Company faces in its industry and/or marketplace; (viii) the final determination of litigation, tax audits (including tax examinations in the United States, Canada or elsewhere) and other legal proceedings; (ix) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, U.S. or international tax regimes; (x) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xi) the continuous commitment of the Company’s customers; (xii) demand for the Company’s products and services; (xiii) increase in exposure to international business risks (including as a result of the impact of Brexit and any policy changes resulting from the new U.S. administration, including any transition from the North American Free Trade Agreement to the United States-Mexico-Canada Agreement) as we continue to increase our international operations; (xiv) inability to raise capital at all or on not unfavorable terms in the future; (xv) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xvi) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement including General Data Protection Regulation (GDPR) and Country by Country Reporting; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the EIM market; (ix) the Company’s competitive position in the EIM market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the EIM marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security breaches in connection with the Company's offerings and information technology systems generally; and (xiv) failure to attract and retain key personnel to develop and effectively manage the Company's business.
For additional information with respect to risks and other factors which could occur, see Part II, Item 1A "Risk Factors" herein and the Company's Annual Report on Form 10-K, including Part I, Item 1A "Risk Factors" therein; Quarterly Reports on Form 10-Q, including Item 1A herein and other documents we file from time to time with the Securities and Exchange Commission (SEC) and other securities regulators. Readers are cautioned not to place undue reliance upon any such forwardlooking statements, which speak only as of the date made. Unless otherwise required by applicable securities laws, the
Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on
Form 10-Q.
All dollar and percentage comparisons made herein generally refer to the three months ended September 30, 2018 compared with the three months ended September 30, 2017, unless otherwise noted.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. We are a multinational company and as of September 30, 2018, employed approximately 12,300 people worldwide.
Our ticker symbol on both the NASDAQ and the TSX is "OTEX".
Quarterly Summary:
During the first quarter of Fiscal 2019, we adopted Accounting Standards Codification (ASC) Topic 606 "Revenue from Contracts with Customers" (Topic 606) using the cumulative effect approach and recorded a net increase of approximately $30 million to retained earnings as of July 1, 2018. Under Topic 606, our total revenues were higher by approximately $4 million for the three months ended September 30, 2018 as compared to proforma revenues if we still reported under ASC Topic 605 "Revenue Recognition" (Topic 605). Please refer to Note 1 "Basis of Presentation" and Note 3 "Revenues" to our Condensed Consolidated Financial Statements for additional details.

During the first quarter of Fiscal 2019 we saw the following activity:

•	Total revenue was $667.2 million, up 4.1% compared to the same period in the prior fiscal year; up 4.4% after factoring the impact of $1.6 million of foreign exchange rate changes.

•
Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $519.6 million, up 6.2% compared to the same period in the prior fiscal year; up 6.2% after factoring the impact of $0.1 million of foreign exchange rate changes.

•
Cloud services and subscriptions revenue was $208.1 million, up 7.3% compared to the same period in the prior fiscal year; up 7.4% after factoring the impact of $0.1 million of foreign exchange rate changes.

•	License revenue was $76.9 million, down 1.7% compared to the same period in the prior fiscal year; down 0.8% after factoring the impact of $0.7 million of foreign exchange rate changes.

•	GAAP-based EPS, diluted, was $0.13 compared to $0.14 in the same period in the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $0.60 compared to $0.54 in the same period in the prior fiscal year.

•	GAAP-based gross margin was 66.1% compared to 65.2% in the same period in the prior fiscal year.

•	Non-GAAP-based gross margin was 73.4% compared to 72.2% in the same period in the prior fiscal year.

•	GAAP-based net income attributable to OpenText was $36.3 million compared to $36.6 million in the same period in the prior fiscal year.

•	Non-GAAP-based net income attributable to OpenText was $161.6 million compared to $142.6 million in the same period in the prior fiscal year.

•	Adjusted EBITDA was $246.3 million compared to $220.4 million in the same period in the prior fiscal year.

•	Operating cash flow was $171.4 million, up 154.9% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $787.9 million as of September 30, 2018, compared to $682.9 million as of June 30, 2018.
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
Outlook for remainder of Fiscal 2019
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
While acquiring companies is one of our leading growth drivers, our growth strategy also includes organic growth through ongoing innovation. We believe we create sustained value through new innovation by expanding distribution and continually adding value to our installed base of customers. This quarter we invested approximately $77 million in research and development (R&D) or approximately 12% of revenue, in line with our target to spend approximately 11% to 13% of revenues for R&D this fiscal year. We believe our ability to leverage our global presence is helpful to our organic growth initiatives.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates. Significant Accounting Policies in the Notes to the Annual Consolidated Financial Statements contains a summary of the significant accounting policies that we use. Many of these accounting policies involve complex situations and require a high degree of judgment, either in the application and interpretation of existing accounting literature or in the development of estimates that affect our financial statements. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

(i)	Revenue recognition,

(ii)	Goodwill,

(iii)	Acquired intangibles, and

(iv)	Income taxes.
During the first quarter of Fiscal 2019, we adopted Topic 606 using the cumulative effect approach and ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" (ASU 2016-16) on a modified retrospective basis through a cumulative-effect adjustment to opening retained earnings. Please refer to Note 1 "Basis of Presentation" and Note 3 "Revenues" to our Condensed Consolidated Financial Statements.
For a detailed discussion of all our accounting policies, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2018.
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

Summary of Results of Operations

	Three Months Ended September 30,
(In thousands)	2018	Change increase (decrease)	2017
Total Revenues by Product Type:
License	$76,887	$(1,344)	$78,231
Cloud services and subscriptions	208,083	14,230	193,853
Customer support	311,551	16,147	295,404
Professional service and other	70,636	(2,563)	73,199
Total revenues	667,157	26,470	640,687
Total Cost of Revenues	226,313	3,061	223,252
Total GAAP-based Gross Profit	440,844	23,409	417,435
Total GAAP-based Gross Margin %	66.1%		65.2%
Total GAAP-based Operating Expenses	341,617	11,828	329,789
Total GAAP-based Income from Operations	$99,227	$11,581	$87,646

% Revenues by Product Type:
License	11.5%		12.2%
Cloud services and subscriptions	31.2%		30.3%
Customer support	46.7%		46.1%
Professional service and other	10.6%		11.4%

Total Cost of Revenues by Product Type:
License	$3,872	$912	$2,960
Cloud services and subscriptions	87,703	3,569	84,134
Customer support	30,465	(2,305)	32,770
Professional service and other	56,796	(2,632)	59,428
Amortization of acquired technology-based intangible assets	47,477	3,517	43,960
Total cost of revenues	$226,313	$3,061	$223,252

% GAAP-based Gross Margin by Product Type:
License	95.0%		96.2%
Cloud services and subscriptions	57.9%		56.6%
Customer support	90.2%		88.9%
Professional service and other	19.6%		18.8%

Total Revenues by Geography:(1)
Americas (2)	$389,340	$11,937	$377,403
EMEA (3)	214,475	17,662	196,813
Asia Pacific (4)	63,342	(3,129)	66,471
Total revenues	$667,157	$26,470	$640,687

% Revenues by Geography:
Americas (2)	58.4%		58.9%
EMEA (3)	32.1%		30.7%
Asia Pacific (4)	9.5%		10.4%

	Three Months Ended September 30,
	2018	2017
GAAP-based gross margin	66.1%	65.2%
GAAP-based EPS, diluted	$0.13	$0.14
Net income, attributable to OpenText	$36,324	$36,596
Non-GAAP-based gross margin (5)	73.4%	72.2%
Non-GAAP-based EPS, diluted (5)	$0.60	$0.54
Adjusted EBITDA (5)	$246,256	$220,445

(1)	Total revenues by geography are determined based on the location of our end customer.
(2)	Americas consists of countries in North, Central and South America.
(3)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(4)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(5)	See "Use of Non-GAAP Financial Measures" (discussed later in this MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
Revenues, Cost of Revenues and Gross Margin by Product Type
1)    License:
License revenues consist of fees earned from perpetual licenses, term licenses and subscription licenses, all of which are deployed on the customer’s premises. Our license revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of license revenues consists primarily of royalties payable to third parties.

	Three Months Ended September 30,
(In thousands)	2018	Change increase (decrease)	2017
License Revenues:
Americas	$39,273	$(2,038)	$41,311
EMEA	28,344	2,972	25,372
Asia Pacific	9,270	(2,278)	11,548
Total License Revenues	76,887	(1,344)	78,231
Cost of License Revenues	3,872	912	2,960
GAAP-based License Gross Profit	$73,015	$(2,256)	$75,271
GAAP-based License Gross Margin %	95.0%		96.2%

% License Revenues by Geography:
Americas	51.1%		52.8%
EMEA	36.9%		32.4%
Asia Pacific	12.0%		14.8%

License revenues decreased by $1.3 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $0.7 million. Geographically, the overall decrease was attributable to a decrease in Asia Pacific of $2.3 million, and a decrease in Americas of $2.0 million, partially offset by an increase in EMEA of $3.0 million.
During the first quarter of Fiscal 2019, we closed 26 license deals greater than $0.5 million, of which 5 deals were greater than $1.0 million. This is compared to 25 deals in the first quarter of Fiscal 2018, of which 7 deals were greater than $1.0 million.
Under Topic 606, we recognized an additional $2.6 million of license revenue during the first quarter of Fiscal 2019 as compared to proforma license revenues if we still reported under Topic 605 for the same period (proforma Topic 605). Under proforma Topic 605, license revenues decreased by approximately $3.9 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $0.7 million. Geographically, the overall decrease was attributable to a decrease in Americas of $4.2 million, and a decrease in Asia Pacific of $2.5 million, partially offset by an increase in EMEA of $2.8 million.
Cost of license revenues increased by $0.9 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, primarily as a result of higher third party technology costs. Overall, the gross margin percentage on license revenues decreased to approximately 95% from approximately 96%.

2)    Cloud Services and Subscriptions:
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user doesn’t take possession of the software, as well as from end-to-end fully outsourced business-to-business (B2B) integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as "platform as a service" (PaaS), "software as a service" (SaaS), cloud subscriptions and managed services.
Cost of Cloud services and subscriptions revenues is comprised primarily of third party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs, and some third party royalty costs.

	Three Months Ended September 30,
(In thousands)	2018	Change increase (decrease)	2017
Cloud Services and Subscriptions:
Americas	$138,616	$9,803	$128,813
EMEA	48,719	5,287	43,432
Asia Pacific	20,748	(860)	21,608
Total Cloud Services and Subscriptions Revenues	208,083	14,230	193,853
Cost of Cloud Services and Subscriptions Revenues	87,703	3,569	84,134
GAAP-based Cloud Services and Subscriptions Gross Profit	$120,380	$10,661	$109,719
GAAP-based Cloud Services and Subscriptions Gross Margin %	57.9%		56.6%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	66.6%		66.4%
EMEA	23.4%		22.4%
Asia Pacific	10.0%		11.2%
Cloud services and subscriptions revenues increased by $14.2 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $0.1 million. Geographically, the overall change was attributable to an increase in Americas of $9.8 million, and an increase in EMEA of $5.3 million, partially offset by a decrease in Asia Pacific of $0.9 million.
The number of Cloud services deals greater than $1.0 million that closed during the first quarter of Fiscal 2019 was 9 deals, compared to 7 deals in the first quarter of Fiscal 2018.
Under Topic 606, we recognized an additional $0.5 million of cloud services and subscriptions revenues during the first quarter of Fiscal 2019 as compared to proforma Topic 605 for the same period. Under proforma Topic 605, cloud services and subscriptions revenues increased by approximately $13.7 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $0.1 million. Geographically, the overall increase was attributable to an increase in Americas of $10.4 million, and an increase in EMEA of $4.0 million, partially offset by a decrease in Asia Pacific of $0.7 million.
Cost of Cloud services and subscriptions revenues increased by $3.6 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, primarily due to (i) an increase in labour-related costs of approximately $3.4 million and (ii) an increase in other miscellaneous costs of $0.6 million. These were partially offset by a decrease in third party network usage fees of $0.4 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to approximately 58% from approximately 57%.
3)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, with customer renewal options. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the quarter ended September 30, 2018, our Customer support renewal rate was approximately 91%, stable compared with the Customer support renewal rate during the quarter ended September 30, 2017.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended September 30,
(In thousands)	2018	Change increase (decrease)	2017
Customer Support Revenues:
Americas	$178,387	$7,933	$170,454
EMEA	107,808	8,049	99,759
Asia Pacific	25,356	165	25,191
Total Customer Support Revenues	311,551	16,147	295,404
Cost of Customer Support Revenues	30,465	(2,305)	32,770
GAAP-based Customer Support Gross Profit	$281,086	$18,452	$262,634
GAAP-based Customer Support Gross Margin %	90.2%		88.9%

% Customer Support Revenues by Geography:
Americas	57.3%		57.7%
EMEA	34.6%		33.8%
Asia Pacific	8.1%		8.5%
Customer support revenues increased by $16.1 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $0.2 million. Geographically, the overall increase was attributable to an increase in EMEA of $8.0 million, an increase in Americas of $7.9 million, and an increase in Asia Pacific of $0.2 million.
Under Topic 606, we recognized an additional $0.6 million of customer support revenues during the first quarter of Fiscal 2019 as compared to proforma Topic 605 for the same period. Under proforma Topic 605, customer support revenues increased by approximately $15.5 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, inclusive of the positive impact of foreign exchange of approximately $0.2 million. Geographically, the overall increase was attributable to an increase in Americas of $7.8 million, an increase in EMEA of $7.6 million and an increase in Asia Pacific of $0.1 million.
Cost of Customer support revenues decreased by $2.3 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, due to (i) a decrease in labour-related costs of approximately $1.6 million, (ii) a decrease in the installed base of third party products of approximately $0.6 million, and (iii) a decrease in other miscellaneous costs of $0.1 million. Overall, the gross margin percentage on Customer support revenues increased slightly to approximately 90% from approximately 89%.
4)    Professional Service and Other:
Professional service and other revenues consist of revenues from consulting contracts and contracts to provide implementation, training and integration services (professional services). Other revenues consist of hardware revenues, which are grouped within the “Professional service and other” category because they are relatively immaterial to our service revenues. Professional services are typically performed after the purchase of new software licenses. Cost of professional service and other revenues consists primarily of the costs of providing integration, configuration and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third party subcontracting.

	Three Months Ended September 30,
(In thousands)	2018	Change increase (decrease)	2017
Professional Service and Other Revenues:
Americas	$33,064	$(3,761)	$36,825
EMEA	29,604	1,354	28,250
Asia Pacific	7,968	(156)	8,124
Total Professional Service and Other Revenues	70,636	(2,563)	73,199
Cost of Professional Service and Other Revenues	56,796	(2,632)	59,428
GAAP-based Professional Service and Other Gross Profit	$13,840	$69	$13,771
GAAP-based Professional Service and Other Gross Margin %	19.6%		18.8%

% Professional Service and Other Revenues by Geography:
Americas	46.8%		50.3%
EMEA	41.9%		38.6%
Asia Pacific	11.3%		11.1%
Professional service and other revenues decreased by $2.6 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $1.0 million. Geographically, the overall decrease was attributable to an decrease in Americas of $3.8 million and a decrease in Asia Pacific of $0.2 million, partially offset by an increase in EMEA of $1.4 million.
Professional service and other revenues under proforma Topic 605 were not materially different from that under Topic 606 as discussed above.
Cost of Professional service and other revenues decreased by $2.6 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, primarily as a result of a decrease in labour-related costs of approximately $2.2 million and a decrease in other miscellaneous costs of $0.4 million. Overall, the gross margin percentage on Professional service and other revenues increased slightly to approximately 20% from approximately 19%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended September 30,
(In thousands)	2018	Change increase (decrease)	2017
Amortization of acquired technology-based intangible assets	$47,477	$3,517	$43,960
Amortization of acquired technology-based intangible assets increased by $3.5 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year. This was due to an increase in amortization of $4.1 million, relating to newly acquired technology-based intangible assets from our acquisition of Hightail Inc. (Hightail), as well as the full year impact of amortization from our acquisitions of Guidance Software, Inc. (Guidance) and Covisint Corporation (Covisint), which were acquired during the first quarter of the prior fiscal year. The increase in amortization was partially offset by a reduction of $0.6 million, relating to intangible assets pertaining to certain previous acquisitions becoming fully amortized.

Operating Expenses

	Three Months Ended September 30,
(In thousands)	2018	Change increase (decrease)	2017
Research and development	$77,470	$(104)	$77,574
Sales and marketing	120,182	(2,433)	122,615
General and administrative	50,924	2,022	48,902
Depreciation	23,854	4,976	18,878
Amortization of acquired customer-based intangible assets	45,876	2,087	43,789
Special charges (recoveries)	23,311	5,280	18,031
Total operating expenses	$341,617	$11,828	$329,789

% of Total Revenues:
Research and development	11.6%		12.1%
Sales and marketing	18.0%		19.1%
General and administrative	7.6%		7.6%
Depreciation	3.6%		2.9%
Amortization of acquired customer-based intangible assets	6.9%		6.8%
Special charges (recoveries)	3.5%		2.8%
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

Quarter-over-Quarter Change between Fiscal
2019 and 2018
(In thousands)	Increase (decrease)
Payroll and payroll-related benefits	$5,406
Contract labour and consulting	(5,178)
Share-based compensation	(267)
Travel and communication	(162)
Facilities	(46)
Other miscellaneous	143
Total change in research and development expenses	$(104)
Research and development expenses remained relatively stable during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits increased by $5.4 million. This was offset by a decrease in contract labour and consulting of $5.2 million and a decrease in share-based compensation expense of $0.3 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable at approximately 12%.
Our research and development labour resources increased by 591 employees, from 2,932 employees at September 30, 2017 to 3,523 employees at September 30, 2018.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

Quarter-over-Quarter Change between Fiscal
2019 and 2018
(In thousands)	Increase (decrease)
Payroll and payroll-related benefits	$2,147
Commissions	(2,655)
Contract labour and consulting	(1,005)
Share-based compensation	(1,287)
Travel and communication	(1,074)
Marketing expenses	(1,418)
Facilities	537
Bad Debt expense	1,640
Other miscellaneous	682
Total change in sales and marketing expenses	$(2,433)
Sales and marketing expenses decreased by $2.4 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year. This was primarily due to (i) a decrease in commissions expense of $2.7 million, of which approximately $1.1 million is the net result of the Company capitalizing more commission expense under Topic 606, whereas previously, under Topic 605, such costs would have been expensed as incurred, (ii) a decrease in marketing expenses of $1.4 million, (iii) a decrease in share-based compensation expense of $1.3 million, and (iv) a decrease in contract labour and consulting of $1.0 million. These were partially offset by an increase in payroll and payroll-related benefits of $2.1 million and an increase in bad debt expense of $1.6 million. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to approximately 18% from approximately 19%.
Our sales and marketing labour resources decreased by 48 employees, from 2,007 employees at September 30, 2017 to 1,959 employees at September 30, 2018.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

Quarter-over-Quarter Change between Fiscal
2019 and 2018
(In thousands)	Increase (decrease)
Payroll and payroll-related benefits	$2,497
Contract labour and consulting	(1,097)
Share-based compensation	181
Travel and communication	578
Facilities	(516)
Other miscellaneous	379
Total change in general and administrative expenses	$2,022
General and administrative expenses increased by $2.0 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $2.5 million, partially offset by a $1.1 million reduction in contract labour and consulting. The remainder of the change was attributable to normal growth in our business operations. Overall, general and administrative expenses, as a percentage of total revenue, remained stable at approximately 8%.
Our general and administrative labour resources decreased by 20 employees, from 1,504 employees at September 30, 2017 to 1,484 employees at September 30, 2018.

Depreciation expenses:

	Three Months Ended September 30,
(In thousands)	2018	Change increase (decrease)	2017
Depreciation	23,854	4,976	18,878
Depreciation expenses increased by $5.0 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year. Depreciation expense remained relatively stable as a percentage of total revenue, at approximately 3%.
Amortization of acquired customer-based intangible assets:

	Three Months Ended September 30,
(In thousands)	2018	Change increase (decrease)	2017
Amortization of acquired customer-based intangible assets	$45,876	$2,087	$43,789
Acquired customer-based intangible assets amortization expense increased by $2.1 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year. This was due to an increase in amortization of $3.6 million, relating to newly acquired technology-based intangible assets from our acquisitions of Hightail, as well as the full year impact of amortization from our acquisitions of Guidance and Covisint which were acquired during the first quarter of the prior fiscal year. The increase in amortization was partially offset by a reduction of $1.5 million, relating to intangible assets pertaining to certain previous acquisitions becoming fully amortized.
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

	Three Months Ended September 30,
(In thousands)	2018	Change increase (decrease)	2017
Special charges (recoveries)	$23,311	$5,280	$18,031
Special charges increased by $5.3 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year. This was primarily due to a $10.7 million increase in restructuring activities, partially offset by a reduction in expense of $2.5 million relating to one-time system implementation costs. The remainder of the change is due to miscellaneous items.
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

	Three Months Ended September 30,
(In thousands)	2018	Change increase (decrease)	2017
Foreign exchange gains (losses)	$(941)	$(9,735)	$8,794
OpenText share in net income (loss) of equity investees	2,372	2,884	(512)
Gain on shares held in Guidance (1)	—	(841)	841
Other miscellaneous income (expense)	91	(1,010)	1,101
Total other income (expense), net	$1,522	$(8,702)	$10,224
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

	Three Months Ended September 30,
(In thousands)	2018	Change increase (decrease)	2017
Interest and other related expense, net	$34,531	$720	$33,811
Interest and other related expense, net increased by $0.7 million during the three months ended September 30, 2018 as compared to the same period in the prior fiscal year. This was primarily due to additional interest incurred of $3.4 million relating to Term Loan B (as defined herein), partially offset by a reduction of $1.8 million in interest relating to the Revolver (as defined herein). As of September 30, 2018, we have no outstanding balance on the Revolver nor was there activity during the three months ended September 30, 2018. The remainder of the change was due to other miscellaneous items.
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
Please also see Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2018.

	Three Months Ended September 30,
(In thousands)	2018	Change increase (decrease)	2017
Provision for (recovery of) income taxes	$29,850	$2,481	$27,369
The effective tax rate increased to a provision of 45.1% for the three months ended September 30, 2018, compared to 42.7% for the three months ended September 30, 2017. The increase in tax expense of $2.5 million was primarily due to an increase of $3.7 million relating to the tax impact of internal reorganizations of subsidiaries, offset by a decrease of $1.1 million resulting from the elimination of deferred charge amortization upon the adoption of ASU 2016-16. The remainder of the difference was due to normal course movements and non-material items.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed the existing US tax laws, including a reduction in the federal corporate tax rate from 35% to 21%, and the transition of US international taxation from a worldwide tax system to a partially territorial tax system. As a result of the enactment of the legislation, the Company incurred a provisional one-time tax expense of $19.0 million in the year ended June 30, 2018, primarily related to the transition tax on accumulated foreign earnings and the re-measurement of certain deferred tax assets and liabilities. There has been no change to this provisional amount for the three months ended September 30, 2018. The portion of this anticipated increase to tax expense attributable to the transition tax is payable over a period of up to eight years.
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
The Company does not acquire businesses on a predictable cycle, and therefore believes that the presentation of non-GAAP measures, which in certain cases adjust for the impact of amortization of intangible assets and the related tax effects that are primarily related to acquisitions, will provide readers of financial statements with a more consistent basis for comparison across accounting periods and be more useful in helping readers understand the Company’s operating results and underlying operational trends. Additionally, the Company has engaged in various restructuring activities over the past several years that have resulted in costs associated with reductions in headcount, consolidation of leased facilities and related costs, all which are recorded under the Company’s “Special Charges (recoveries)” caption on the Condensed Consolidated Statements of Income. Each restructuring activity is a discrete event based on a unique set of business objectives or circumstances, and each differs in terms of its operational implementation, business impact and scope, and the size of each restructuring plan can vary significantly from period to period. Therefore, the Company believes that the exclusion of these special charges (recoveries) will also better aid readers of financial statements in the understanding and comparability of the Company's operating results and underlying operational trends.
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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2018
(in thousands except for per share data)

	Three Months Ended September 30, 2018
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$87,703		$(317)	(1)	$87,386
Customer support	30,465		(300)	(1)	30,165
Professional service and other	56,796		(524)	(1)	56,272
Amortization of acquired technology-based intangible assets	47,477		(47,477)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	440,844	66.1%	48,618	(3)	489,462	73.4%
Operating expenses
Research and development	77,470		(1,359)	(1)	76,111
Sales and marketing	120,182		(1,801)	(1)	118,381
General and administrative	50,924		(2,254)	(1)	48,670
Amortization of acquired customer-based intangible assets	45,876		(45,876)	(2)	—
Special charges (recoveries)	23,311		(23,311)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	99,227		123,219	(5)	222,446
Other income (expense), net	1,522		(1,522)	(6)	—
Provision for (recovery of) income taxes	29,850		(3,542)	(7)	26,308
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	36,324		125,239	(8)	161,563
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.13		$0.47	(8)	$0.60

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(5)	GAAP-based and Non-GAAP-based income from operations stated in dollars.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 45% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2018
		Per share diluted
GAAP-based net income, attributable to OpenText	$36,324	$0.13
Add:
Amortization	93,353	0.35
Share-based compensation	6,555	0.02
Special charges (recoveries)	23,311	0.09
Other (income) expense, net	(1,522)	(0.01)
GAAP-based provision for (recovery of) income taxes	29,850	0.11
Non-GAAP-based provision for income taxes	(26,308)	(0.09)
Non-GAAP-based net income, attributable to OpenText	$161,563	$0.60
Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2018
GAAP-based net income, attributable to OpenText	$36,324
Add:
Provision for (recovery of) income taxes	29,850
Interest and other related expense, net	34,531
Amortization of acquired technology-based intangible assets	47,477
Amortization of acquired customer-based intangible assets	45,876
Depreciation	23,854
Share-based compensation	6,555
Special charges (recoveries)	23,311
Other (income) expense, net	(1,522)
Adjusted EBITDA	$246,256

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2017
(in thousands except for per share data)

	Three Months Ended September 30, 2017
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$84,134		$(522)	(1)	$83,612
Customer support	32,770		(329)	(1)	32,441
Professional service and other	59,428		(597)	(1)	58,831
Amortization of acquired technology-based intangible assets	43,960		(43,960)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	417,435	65.2%	45,408	(3)	462,843	72.2%
Operating expenses
Research and development	77,574		(1,626)	(1)	75,948
Sales and marketing	122,615		(3,088)	(1)	119,527
General and administrative	48,902		(2,073)	(1)	46,829
Amortization of acquired customer-based intangible assets	43,789		(43,789)	(2)	—
Special charges (recoveries)	18,031		(18,031)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	87,646		114,015	(5)	201,661
Other income (expense), net	10,224		(10,224)	(6)	—
Provision for (recovery of) income taxes	27,369		(2,191)	(7)	25,178
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	36,596		105,982	(8)	142,578
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.14		$0.40	(8)	$0.54

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(5)	GAAP-based and Non-GAAP-based income from operations stated in dollars.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 43% and a Non-GAAP-based tax rate of approximately 15%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 15%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2017
		Per share diluted
GAAP-based net income, attributable to OpenText	$36,596	$0.14
Add:
Amortization	87,749	0.33
Share-based compensation	8,235	0.03
Special charges (recoveries)	18,031	0.07
Other (income) expense, net	(10,224)	(0.04)
GAAP-based provision for (recovery of) income taxes	27,369	0.10
Non-GAAP-based provision for income taxes	(25,178)	(0.09)
Non-GAAP-based net income, attributable to OpenText	$142,578	$0.54

Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2017
GAAP-based net income, attributable to OpenText	$36,596
Add:
Provision for (recovery of) income taxes	27,369
Interest and other related expense, net	33,811
Amortization of acquired technology-based intangible assets	43,960
Amortization of acquired customer-based intangible assets	43,789
Depreciation	18,878
Share-based compensation	8,235
Special charges (recoveries)	18,031
Other (income) expense, net	(10,224)
Adjusted EBITDA	$220,445

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of September 30, 2018	Change increase (decrease)	As of June 30, 2018
Cash and cash equivalents	$787,919	$104,977	$682,942

	Three Months Ended September 30,
(In thousands)	2018	Change	2017
Cash provided by operating activities	$171,401	$104,155	$67,246
Cash used in investing activities	$(27,778)	$298,921	$(326,699)
Cash provided by (used in) financing activities	$(37,463)	$(222,331)	$184,868
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
As of September 30, 2018, we have provided $31.3 million (June 30, 2018—$28.5 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities increased by $104.2 million due to an increase in net income before the impact of non-cash items of $14.8 million and an increase in changes from working capital of $89.4 million. The increase in operating cash flow from changes in working capital was primarily due to the net impact of the following increases: (i) $68.7 million relating to accounts receivable, (ii) $24.5 million relating to changes in accounts payable and accrued liabilities, (iii) $12.5 million relating to prepaid and other current assets, (iv) $4.5 million relating to other assets, and (v) $3.4 million relating to income taxes payable and deferred charges and credits. These increases were partially offset by decreases of (i) $18.9 million relating to deferred revenues and (ii) $5.3 million relating to contract assets.
During the first quarter of Fiscal 2019 our days sales outstanding (DSO) was 56 days, compared to a DSO of 61 days during the first quarter of Fiscal 2018, which factored in the timing of acquisitions during the quarter. The per day impact of our DSO in the first quarters of Fiscal 2019 and Fiscal 2018 on our cash flows was $7.4 million and $7.5 million, respectively. In arriving at DSO, we exclude contract assets as these are assets that we do not have an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by $298.9 million, primarily due to a decrease in consideration paid for acquisitions during the first quarter of Fiscal 2019 as compared to the same period in Fiscal 2018, when we closed the acquisitions of Guidance and Covisint.
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

Cash flows used in financing activities increased by $222.3 million, primarily due to (i) proceeds from drawings on the Revolver of $200.0 million during the first quarter of Fiscal 2018 that did not reoccur during Fiscal 2019, (ii) $11.7 million paid to repurchase shares for potential reissuance under our long-term incentive plans, (iii) an additional $5.4 million in dividend payments to our shareholders, and (iv) a reduction of $3.7 million relating to less cash collected from the issuance of Common Shares for the exercise of options and the OpenText Employee Share Purchase Plan (ESPP). The remainder of the change was due to miscellaneous items.
Cash Dividends
During the three months ended September 30, 2018, we declared and paid cash dividends of $0.1518 per Common Share, respectively, that totaled $40.5 million. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of the Board. See Item 5 "Dividend Policy" in our Annual Report on Form 10-K for Fiscal 2018 for more information.
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
We may, on one or more occasion, redeem Senior Notes 2023, in whole or in part, at any time at the applicable redemption prices set forth in the indenture governing the Senior Notes 2023, dated as of January 15, 2015, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon (as successor to Citibank N.A.), as U.S. trustee, and BNY Trust Company of Canada (as successor to Citi Trust Company Canada), as Canadian trustee (the 2023 Indenture), plus accrued and unpaid interest, if any, to the redemption date.
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
Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver. Term Loan B has a seven year term, maturing in May 2025.
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of September 30, 2018, the outstanding balance on the Term Loan B bears an interest rate of approximately 3.83%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2018, our consolidated net leverage ratio was 1.7:1.
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
As of September 30, 2018, we have no outstanding balance on the Revolver. There was no activity during the three months ended September 30, 2018 and we recorded no interest expense.
During the three months ended September 30, 2017, we drew down $200 million from the Revolver, partially to finance acquisitions, and recorded interest expense of $1.8 million relating to amounts drawn on the Revolver.
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
Pensions
As of September 30, 2018, our total unfunded pension plan obligations were $67.0 million, of which $2.3 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2019 (nine months ended June 30)	$497	$778	$103
2020	707	1,043	115
2021	808	1,072	147
2022	899	1,080	292
2023	1,010	1,082	243
2024 to 2028	6,071	5,563	1,529
Total	$9,992	$10,618	$2,429
For a detailed discussion on pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.

Commitments and Contractual Obligations
As of September 30, 2018, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2018— June 30, 2019	July 1, 2019— June 30, 2021	July 1, 2021— June 30, 2023	July 1, 2023 and beyond
Long-term debt obligations (1)	$3,496,391	$108,945	$285,913	$1,084,256	$2,017,277
Operating lease obligations (2)	348,669	53,222	118,353	73,118	103,976
Purchase obligations	19,013	9,914	8,860	239	—
	$3,864,073	$172,081	$413,126	$1,157,613	$2,121,253
(1) Includes interest up to maturity and principal payments. Please see note 10 "Long-Term Debt" for more details.
(2) Net of $33.8 million of sublease income to be received from properties which we have subleased to third parties.
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
We previously disclosed that, as part of these examinations, on July 17, 2015 we received from the IRS an initial Notice of Proposed Adjustment (NOPA) in draft form, that, as revised by the IRS on July 11, 2018 proposes a one-time approximately $335 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 (the 2010 NOPA), plus penalties equal to 20% of the additional proposed taxes for Fiscal 2010, and interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial).

On July 11, 2018, we also received, consistent with previously disclosed expectations, a draft NOPA proposing a one time approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 (the 2012 NOPA) arising from the integration of Global 360 Holding Corp. into the structure that resulted from the internal reorganization in Fiscal 2010, plus penalties equal to 40% of the additional proposed taxes for Fiscal 2012, and interest.
A NOPA is an IRS position and does not impose an obligation to pay tax. We continue to strongly disagree with the IRS’ positions within the NOPAs and intend to vigorously contest the proposed adjustments to our taxable income.
We currently estimate our potential aggregate liability, as of September 30, 2018, in connection with these ongoing matters with the IRS, including additional state income taxes plus penalties and interest that may be due, to be approximately $735 million, comprised of approximately $455 million in U.S. federal and state taxes, approximately $105 million of penalties, and approximately $175 million of interest.
Based on our discussions with the IRS, we do not expect the IRS to further revise the NOPAs to increase any of their proposed adjustments to our U.S. federal income taxes (subject to the continued accrual of interest, as noted above).
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
For additional information regarding the history of this IRS matter, including further details regarding the changes to the 2010 NOPA that the IRS made in July 2018, please see Note 13 "Guarantees and Contingencies" in our Annual Report on Form 10-K for Fiscal 2018.
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012 and Fiscal 2013. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of September 30, 2018, in connection with the CRA's reassessments for Fiscal 2012 and Fiscal 2013 to be limited to penalties and interest that may be due of approximately $23 million.
The notices of reassessment for Fiscal 2012 and Fiscal 2013 would, as drafted, increase our taxable income by approximately $90 million for each of those years, as well as impose a 10% penalty on the proposed adjustment to income.
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012 and Fiscal 2013 (including any penalties) are without merit. We have filed notices of objection for Fiscal 2012 and Fiscal 2013, and we are currently seeking competent authority consideration under applicable international treaties in respect of these reassessments.
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
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments. As of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of these reassessments in our Condensed Consolidated Financial Statements. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability in respect of our international transactions, including the transfer pricing methodology applied to them. The CRA is currently auditing Fiscal 2014 and Fiscal 2015. We are engaged in ongoing discussions with the CRA and continue to vigorously contest the CRA's audit positions.
GXS Brazil Matter
Historically, prior to our acquisition of GXS Group, Inc. (GXS), GXS would charge certain costs to its subsidiaries, including GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $1.4 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.

GXS India Matter
Our Indian subsidiary, GXS India Technology Centre Private Limited (GXS India), is subject to potential assessments by Indian tax authorities in the city of Bangalore. GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate. Based on advice from our tax advisors, we believe that the facts that the Indian tax authorities are using to support their assessment are incorrect. We have filed appeals and anticipate an eventual settlement with the Indian tax authorities. We have accrued $1.2 million to cover our anticipated financial exposure in this matter.

Please also see Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2018.
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
As of September 30, 2018, we had an outstanding balance of $995.0 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of September 30, 2018, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $10.0 million, assuming that the loan balance as of September 30, 2018 is outstanding for the entire period (June 30, 2018—$10.0 million).
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
Based on the foreign exchange forward contracts outstanding as of September 30, 2018, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.5 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2018—$0.5 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of September 30, 2018 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at September 30, 2018	U.S. Dollar Equivalent at June 30, 2018
Euro	$84,872	$120,346
British Pound	40,001	31,211
Canadian Dollar	27,913	24,590
Swiss Franc	61,350	52,652
Other foreign currencies	107,514	117,459
Total cash and cash equivalents denominated in foreign currencies	321,650	346,258
U.S. dollar	466,269	336,684
Total cash and cash equivalents	$787,919	$682,942
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $32.2 million (June 30, 2017—$34.6 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".

Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1A. Risk Factors
You should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended June 30, 2018. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASE OF EQUITY SECURITIES OF THE COMPANY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Period		(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
07/01/18 to 07/31/18		—	$—	—	—
08/01/18 to 08/31/18	(1)	304,000	$38.55	—	—
09/01/18 to 09/30/18		—	$—	—	—
Total		304,000	$38.55	—	—

(1) Represents Common Shares repurchased in the open market and held in trust for the purpose of potential reissuance under our LTIP or other plans. For more details, please see "Treasury Stock" under note 12 "Share Capital, Option Plans and Share-based Payments" to our Condensed Consolidated Financial Statements.

Item 6.    Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL taxonomy extension schema.
101.CAL	XBRL taxonomy extension calculation linkbase.
101.DEF	XBRL taxonomy extension definition linkbase.
101.LAB	XBRL taxonomy extension label linkbase.
101.PRE	XBRL taxonomy extension presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: October 31, 2018

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ADITYA MAHESHWARI
Aditya Maheshwari Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)