Form 10-Q
period 2018-12-31
OPEN TEXT CORP
filed 2019-01-31
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018.
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
______________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐
Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At January 29, 2019, there were 268,768,010 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2018	June 30, 2018
ASSETS	(unaudited)
Cash and cash equivalents	$595,069	$682,942
Accounts receivable trade, net of allowance for doubtful accounts of $16,256 as of December 31, 2018 and $9,741 as of June 30, 2018 (note 4)	482,289	487,956
Contract assets (note 3)	13,607	—
Income taxes recoverable (note 14)	39,388	55,623
Prepaid expenses and other current assets	82,188	101,059
Total current assets	1,212,541	1,327,580
Property and equipment (note 5)	246,726	264,205
Long-term contract assets (note 3)	11,804	—
Goodwill (note 6)	3,732,669	3,580,129
Acquired intangible assets (note 7)	1,284,299	1,296,637
Deferred tax assets (note 14)	1,085,272	1,122,729
Other assets (note 8)	124,414	111,267
Deferred charges	—	38,000
Long-term income taxes recoverable (note 14)	31,678	24,482
Total assets	$7,729,403	$7,765,029
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$282,870	$302,154
Current portion of long-term debt (note 10)	10,000	10,000
Deferred revenues	572,915	644,211
Income taxes payable (note 14)	45,680	38,234
Total current liabilities	911,465	994,599
Long-term liabilities:
Accrued liabilities (note 9)	53,023	52,827
Deferred credits	—	2,727
Pension liability (note 11)	65,265	65,719
Long-term debt (note 10)	2,607,706	2,610,523
Deferred revenues	45,538	69,197
Long-term income taxes payable (note 14)	172,641	172,241
Deferred tax liabilities (note 14)	87,753	79,938
Total long-term liabilities	3,031,926	3,053,172
Shareholders’ equity:
Share capital and additional paid-in capital (note 12)
268,569,471 and 267,651,084 Common Shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively; authorized Common Shares: unlimited	1,731,299	1,707,073
Accumulated other comprehensive income	25,971	33,645
Retained earnings	2,056,831	1,994,235
Treasury stock, at cost (816,704 shares at December 31, 2018 and 690,336 shares at June 30, 2018, respectively)	(29,241)	(18,732)
Total OpenText shareholders' equity	3,784,860	3,716,221
Non-controlling interests	1,152	1,037
Total shareholders’ equity	3,786,012	3,717,258
Total liabilities and shareholders’ equity	$7,729,403	$7,765,029
Guarantees and contingencies (note 13)
Related party transactions (note 21)
Subsequent events (note 22)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenues:
License	$132,756	$135,244	$209,643	$213,475
Cloud services and subscriptions	219,233	208,121	427,316	401,974
Customer support	310,354	308,070	621,905	603,474
Professional service and other	72,888	82,970	143,524	156,169
Total revenues	735,231	734,405	1,402,388	1,375,092
Cost of revenues:
License	3,655	4,587	7,527	7,547
Cloud services and subscriptions	88,698	90,485	176,401	174,619
Customer support	31,273	33,117	61,738	65,887
Professional service and other	56,030	64,886	112,826	124,314
Amortization of acquired technology-based intangible assets (note 7)	48,366	47,128	95,843	91,088
Total cost of revenues	228,022	240,203	454,335	463,455
Gross profit	507,209	494,202	948,053	911,637
Operating expenses:
Research and development	75,753	80,123	153,223	157,697
Sales and marketing	126,193	129,151	246,375	251,766
General and administrative	52,198	48,954	103,122	97,856
Depreciation	23,834	22,071	47,688	40,949
Amortization of acquired customer-based intangible assets (note 7)	45,919	46,268	91,795	90,057
Special charges (recoveries) (note 17)	9,380	715	32,691	18,746
Total operating expenses	333,277	327,282	674,894	657,071
Income from operations	173,932	166,920	273,159	254,566
Other income (expense), net	378	5,547	1,900	15,771
Interest and other related expense, net	(33,613)	(34,404)	(68,144)	(68,215)
Income before income taxes	140,697	138,063	206,915	202,122
Provision for (recovery of) income taxes (note 14)	36,236	53,146	66,086	80,515
Net income for the period	$104,461	$84,917	$140,829	$121,607
Net (income) loss attributable to non-controlling interests	(29)	194	(73)	100
Net income attributable to OpenText	$104,432	$85,111	$140,756	$121,707
Earnings per share—basic attributable to OpenText (note 20)	$0.39	$0.32	$0.52	$0.46
Earnings per share—diluted attributable to OpenText (note 20)	$0.39	$0.32	$0.52	$0.46
Weighted average number of Common Shares outstanding—basic (in '000's)	268,524	265,504	268,276	265,153
Weighted average number of Common Shares outstanding—diluted (in '000's)	269,400	266,857	269,396	266,549
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net income for the period	$104,461	$84,917	$140,829	$121,607
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(3,418)	(1,446)	(6,938)	(540)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of ($677) and ($60) for the three months ended December 31, 2018 and 2017, respectively; ($496) and $403 for the six months ended December 31, 2018 and 2017, respectively	(1,877)	(168)	(1,375)	1,117
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of $169 and ($141) for the three months ended December 31, 2018 and 2017, respectively; $301 and ($428) for the six months ended December 31, 2018 and 2017, respectively	467	(391)	833	(1,188)
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of ($519) and ($153) for the three months ended December 31, 2018 and 2017, respectively; ($213) and ($236) for the six months ended December 31, 2018 and 2017, respectively	(1,521)	(48)	(324)	(163)
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $72 and $43 for the three months ended December 31, 2018 and 2017, respectively; $145 and $85 for the six months ended December 31, 2018 and 2017, respectively	64	56	130	112
Release of unrealized gain on marketable securities - net of tax effect of nil	—	—	—	(617)
Total other comprehensive income (loss) net, for the period	(6,285)	(1,997)	(7,674)	(1,279)
Total comprehensive income	98,176	82,920	133,155	120,328
Comprehensive (income) loss attributable to non-controlling interests	(29)	194	(73)	100
Total comprehensive income attributable to OpenText	$98,147	$83,114	$133,082	$120,428
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Six Months Ended December 31, 2018
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2018	267,651	$1,707,073	(691)	$(18,732)	$1,994,235	$33,645	$1,037	$3,717,258
Adoption of ASU 2016-16 - cumulative effect	—	—	—	—	(26,780)	—	—	(26,780)
Adoption of Topic 606 - cumulative effect	—	—	—	—	29,786	—	—	29,786
Issuance of Common Shares
Under employee stock option plans	494	12,431	—	—	—	—	—	12,431
Under employee stock purchase plans	187	5,569	—	—	—	—	—	5,569
Share-based compensation	—	6,555	—	—	—	—	—	6,555
Purchase of treasury stock	—	—	(304)	(11,719)	—	—	—	(11,719)
Issuance of treasury stock	—	(70)	3	70	—	—	—	—
Dividends declared ($0.1518 per Common Share)	—	—	—	—	(40,466)	—	—	(40,466)
Other comprehensive income - net	—	—	—	—	—	(1,389)	—	(1,389)
Non-controlling interest	—	(625)	—	—	—	—	42	(583)
Net income for the quarter	—	—	—	—	36,324	—	44	36,368
Balance as of September 30, 2018	268,332	$1,730,933	(992)	$(30,381)	$1,993,099	$32,256	$1,123	$3,727,030
Issuance of Common Shares
Under employee stock option plans	62	1,740	—	—	—	—	—	1,740
Under employee stock purchase plans	175	5,696	—	—	—	—	—	5,696
Share-based compensation	—	6,885	—	—	—	—	—	6,885
Purchase of treasury stock	—	—	(370)	(12,815)	—	—	—	(12,815)
Issuance of treasury stock	—	(13,955)	545	13,955	—	—	—	—
Dividends declared ($0.1518 per Common Share)	—	—	—	—	(40,700)	—	—	(40,700)
Other comprehensive income - net	—	—	—	—	—	(6,285)	—	(6,285)
Net income for the quarter	—	—	—	—	104,432	—	29	104,461
Balance as of December 31, 2018	268,569	$1,731,299	(817)	$(29,241)	$2,056,831	$25,971	$1,152	$3,786,012

	Six Months Ended December 31, 2017
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2017	264,060	$1,613,454	(1,102)	$(27,520)	$1,897,624	$48,800	$961	$3,533,319
Issuance of Common Shares
Under employee stock option plans	1,048	16,154	—	—	—	—	—	16,154
Under employee stock purchase plans	180	4,837	—	—	—	—	—	4,837
Share-based compensation	—	8,235	—	—	—	—	—	8,235
Issuance of treasury stock	—	(178)	9	178	—	—	—	—
Dividends declared ($0.1320 per Common Share)	—	—	—	—	(35,017)	—	—	(35,017)
Other comprehensive income - net	—	—	—	—	—	718	—	718
Net income for the quarter	—	—	—	—	36,596	—	94	36,690
Balance as of September 30, 2017	265,288	$1,642,502	(1,093)	$(27,342)	$1,899,203	$49,518	$1,055	$3,564,936
Issuance of Common Shares
Under employee stock option plans	145	$3,374	—	$—	$—	$—	$—	$3,374
Under employee stock purchase plans	193	5,275	—	—	—	—	—	5,275
Share-based compensation	—	7,158	—	—	—	—	—	7,158
Issuance of treasury stock	—	(8,092)	379	8,092	—	—	—	—
Dividends declared ($0.1320 per Common Share)	—	—	—	—	(34,811)	—	—	(34,811)
Other comprehensive income - net	—	—	—	—	—	(1,997)	—	(1,997)
Net income for the year	—	—	—	—	85,111	—	(194)	84,917
Balance as of December 31, 2017	265,626	$1,650,217	(714)	$(19,250)	$1,949,503	$47,521	$861	$3,628,852
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Six Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income for the period	$140,829	$121,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	235,326	222,094
Share-based compensation expense	13,440	15,393
Pension expense	2,254	1,869
Amortization of debt issuance costs	2,157	2,532
Amortization of deferred charges and credits	—	2,234
Loss on sale and write down of property and equipment	9,428	163
Release of unrealized gain on marketable securities to income	—	(841)
Deferred taxes	8,909	44,374
Share in net (income) loss of equity investees	(7,863)	196
Changes in operating assets and liabilities:
Accounts receivable	33,548	(49,458)
Contract assets	(13,400)	—
Prepaid expenses and other current assets	12,532	(5,383)
Income taxes and deferred charges and credits	17,324	1,583
Accounts payable and accrued liabilities	(29,748)	(72,499)
Deferred revenue	(69,151)	(48,846)
Other assets	4,919	(1,586)
Net cash provided by operating activities	360,504	233,432
Cash flows from investing activities:
Additions of property and equipment	(33,464)	(55,937)
Purchase of Liaison Technologies, Inc.	(311,285)	—
Purchase of Guidance Software, Inc., net of cash acquired	(2,279)	(229,275)
Purchase of Covisint Corporation, net of cash acquired	—	(71,279)
Other investing activities	(6,373)	(8,061)
Net cash used in investing activities	(353,401)	(364,552)
Cash flows from financing activities:
Proceeds from long-term debt and Revolver	—	200,000
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	24,286	29,622
Repayment of long-term debt and Revolver	(5,000)	(3,880)
Debt issuance costs	(322)	—
Purchase of Treasury Stock	(24,534)	—
Repurchase of non-controlling interests	(583)	—
Payments of dividends to shareholders	(81,166)	(69,828)
Net cash provided by (used in) financing activities	(87,319)	155,914
Foreign exchange gain (loss) on cash held in foreign currencies	(5,901)	7,546
Increase (decrease) in cash, cash equivalents and restricted cash during the period	(86,117)	32,340
Cash, cash equivalents and restricted cash at beginning of the period	683,991	446,210
Cash, cash equivalents and restricted cash at end of the period	$597,874	$478,550

Reconciliation of cash, cash equivalents and restricted cash:	December 31, 2018	December 31, 2017
Cash and cash equivalents	$595,069	$476,014
Restricted cash included in Other assets	2,805	2,536
Total Cash, cash equivalents and restricted cash	$597,874	$478,550
Supplemental cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2018
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa) and EC1 Pte. Ltd. (GXS Singapore), which as of December 31, 2018, were 70% and 81% owned, respectively, by OpenText. All inter-company balances and transactions have been eliminated.
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
These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Liaison Technologies, Inc. (Liaison), with effect from December 17, 2018 (see note 18 "Acquisitions").
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, more material estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) testing of goodwill for impairment, (iii) the valuation of acquired intangible assets, (iv) the valuation of long-lived assets, (v) the recognition of contingencies, (vi) restructuring accruals, (vii) acquisition accruals and pre-acquisition contingencies, (viii) the realization of investment tax credits, (ix) the valuation of stock options granted and obligations related to share-based payments, including the valuation of our long-term incentive plans, (x) the valuation of pension assets and obligations, and (xi) accounting for income taxes.
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
There was no impact to the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Shareholders' Equity or Condensed Consolidated Statements of Cash Flows as a result of this adoption.
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

	Six Months Ended December 31, 2017
	As Previously Reported	Adjustments	As Adjusted

Net cash provided by operating activities	$233,749	$(317)	$233,432

Cash, cash equivalents and restricted cash at beginning of period	443,357	2,853	446,210
Increase (decrease) in cash, cash equivalents and restricted cash during the period	32,657	(317)	32,340
Cash, cash equivalents and restricted cash at end of period	$476,014	$2,536	$478,550

There was no impact to the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Shareholders' Equity or Condensed Consolidated Statements of Comprehensive Income as a result of this adoption.
Pension Expense
Effective July 1, 2018, we adopted ASU No. 2017-07, “Retirement Benefits - Presentation of Net Period Pension Costs (Topic 715)” (ASU 2017-07), which provides guidance on the capitalization, presentation and disclosure of net benefit costs related to postretirement benefit plans. Upon adoption, only service-related net periodic pension costs will be recorded within operating expense. All other non-service related net periodic pension costs will be classified under "Interest and other related expense" on our Condensed Consolidated Statements of Income. We adopted ASU 2017-07 on a retrospective basis. As a result, certain prior period comparative figures in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2017 have been adjusted to conform to current period presentation as follows:

	Three Months Ended December 31, 2017			Six Months Ended December 31, 2017
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Cost of revenues - Cloud services	$90,418	$67	$90,485	$174,748	$(129)	$174,619
Cost of revenues - Customer Support	33,194	(77)	33,117	65,985	(98)	65,887
Cost of revenues - Professional service and other	64,985	(99)	64,886	124,444	(130)	124,314
Total cost of revenues	240,312	(109)	240,203	463,812	(357)	463,455
Gross profit	494,093	109	494,202	911,280	357	911,637
Research and Development	80,304	(181)	80,123	157,933	(236)	157,697
Sales and Marketing	129,142	9	129,151	251,964	(198)	251,766
General and administrative	48,985	(31)	48,954	97,900	(44)	97,856
Total operating expense	327,485	(203)	327,282	657,549	(478)	657,071
Income from operations	166,608	312	166,920	253,731	835	254,566
Interest and other related expense, net	(34,092)	(312)	(34,404)	(67,380)	(835)	(68,215)

There was no change to net income or net earnings per share in any of the periods presented as a result of this adoption. Additionally, there was no impact to the Condensed Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Shareholders' Equity or Condensed Consolidated Statements of Cash Flows as a result of this adoption.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” and issued subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 supersedes the guidance in former ASC Topic 840 “Leases”. Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. For OpenText, the most significant change will result in the recognition of lease assets for the right to use the underlying asset and lease liabilities for the obligation to make lease payments by lessees, for those leases classified as operating leases under current guidance. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows related to leases. Topic 842 is effective for us in the first quarter of our fiscal year ending June 30, 2020, with early adoption permitted. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We have formed a sub-committee consisting of internal members from various departments to assess the effect and although we are still in the process of reviewing, we expect the majority of the impact of adopting Topic 842 to come from our facility leases, and that most of our operating lease commitments will be recognized as right-of-use assets and operating lease liabilities, which will increase our total assets and total liabilities, as reported on our Condensed Consolidated Balance Sheets, relative to such amounts prior to adoption.
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

Disaggregation of Revenue
The following table disaggregates our revenue by significant geographic area, based on the location of our end customer, and by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018
Total Revenues by Geography:
Americas (1)	$420,696	$810,036
EMEA (2)	243,937	458,412
Asia Pacific (3)	70,598	133,940
Total Revenues	$735,231	$1,402,388

Total Revenues by Type of Performance Obligation:
Recurring revenue (4)
Cloud services and subscriptions revenue	$219,233	$427,316
Customer support revenue	310,354	621,905
Total recurring revenues	$529,587	$1,049,221
License revenue (perpetual, term and subscriptions)	132,756	209,643
Professional service and other revenue	72,888	143,524
Total revenues	$735,231	$1,402,388

Total Revenues by Timing of Revenue Recognition
Point in time	132,756	209,643
Over time (including professional service and other revenue)	602,475	1,192,745
Total revenues	$735,231	$1,402,388
(1) Americas consists of countries in North, Central and South America.
(2) EMEA primarily consists of countries in Europe, the Middle East and Africa.
(3) Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(4) Recurring revenue is defined as the sum of cloud services and subscriptions revenue and customer support revenue.

Contract Balances
A contract asset will be recorded if we have recognized revenue but do not have an unconditional right to the related consideration from the customer. For example, this will be the case if implementation services offered in a cloud arrangement are identified as a separate performance obligation and are provided to a customer prior to us being able to bill the customer. In addition, a contract asset may arise in relation to subscription licenses if the license revenue that is recognized upfront exceeds the amount that we are able to invoice the customer at that time. When we perform services, such as during the design and build phase of a service contract, the right to consideration is typically subject to milestone completion or customer acceptance and the unbilled accounts receivable are classified as a contract asset. Contract assets are reclassified to accounts receivable when the rights become unconditional.
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of December 31, 2018	As of July 1, 2018
Short-term contract assets	$13,607	$5,474
Long-term contract assets	$11,804	$12,382
Short-term deferred revenue	$572,915	$618,197
Long-term deferred revenue	$45,538	$64,743

The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the six months ended December 31, 2018, we reclassified $5.9 million of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. We had no asset impairment loss related to contract assets during the three and six months ended December 31, 2018.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the six months ended December 31, 2018 that was included in the deferred revenue balances at July 1, 2018 was approximately $506 million.
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
The following table summarizes the changes since July 1, 2018:

Capitalized costs to obtain a contract as of July 1, 2018	$35,151
New capitalized costs incurred	9,532
Amortization of capitalized costs	(4,390)
Adjustments on account of foreign exchange	(311)
Capitalized costs to obtain a contract as of December 31, 2018	$39,982

During the three and six months ended December 31, 2018, respectively, there was no impairment loss in relation to costs capitalized.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2018, approximately $1.1 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 40% over the next 12 months and the remaining balance thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.
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

Condensed Consolidated Balance Sheet

	As of December 31, 2018
	As reported under Topic 606	Adjustments	Proforma as if Topic 605 was in effect
ASSETS
Contract assets	$13,607	$(13,607)	$—
Prepaid expenses and other current assets	82,188	7,378	89,566
Total current assets	1,212,541	(6,229)	1,206,312
Long-term contract assets	11,804	(11,804)	—
Deferred tax assets	1,085,272	11,683	1,096,955
Other assets	124,414	(4,788)	119,626
Total assets	$7,729,403	$(11,138)	$7,718,265
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$282,870	$(21)	$282,849
Deferred revenues	572,915	16,619	589,534
Total current liabilities	911,465	16,598	928,063
Long-term liabilities:
Deferred revenues	45,538	26,868	72,406
Deferred tax liabilities	87,753	(5,746)	82,007
Total long-term liabilities	3,031,926	21,122	3,053,048
Shareholders’ equity:
Accumulated other comprehensive income	25,971	827	26,798
Retained earnings	2,056,831	(49,685)	2,007,146
Total OpenText shareholders' equity	3,784,860	(48,858)	3,736,002
Non-controlling interests	1,152	—	1,152
Total shareholders’ equity	3,786,012	(48,858)	3,737,154
Total liabilities and shareholders’ equity	$7,729,403	$(11,138)	$7,718,265

Condensed Consolidated Statements of Income

	Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
	As reported under Topic 606	Adjustments	Proforma as if Topic 605 was in effect	As reported under Topic 606	Adjustments	Proforma as if Topic 605 was in effect
Revenues:
License	$132,756	$(15,610)	$117,146	$209,643	$(18,211)	$191,432
Cloud services and subscriptions	219,233	(1,603)	217,630	427,316	(2,138)	425,178
Customer support	310,354	(157)	310,197	621,905	(740)	621,165
Professional service and other	72,888	9	72,897	143,524	(45)	143,479
Total revenues	735,231	(17,361)	717,870	1,402,388	(21,134)	1,381,254
Cost of revenues:
Cloud services and subscriptions	88,698	(57)	88,641	176,401	410	176,811
Total cost of revenues	228,022	(57)	227,965	454,335	410	454,745
Gross profit	507,209	(17,304)	489,905	948,053	(21,544)	926,509
Operating expenses:
Sales and marketing	126,193	3,618	129,811	246,375	4,725	251,100
Total operating expenses	333,277	3,618	336,895	674,894	4,725	679,619
Income from operations	173,932	(20,922)	153,010	273,159	(26,269)	246,890
Interest and other related expense, net	(33,613)	(211)	(33,824)	(68,144)	(370)	(68,514)
Income before income taxes	140,697	(21,133)	119,564	206,915	(26,639)	180,276
Provision for (recovery of) income taxes	36,236	(5,487)	30,749	66,086	(6,740)	59,346
Net income for the period	$104,461	$(15,646)	$88,815	$140,829	$(19,899)	$120,930

Condensed Consolidated Statement of Cash Flows

	Six Months Ended December 31, 2018
	As reported under Topic 606	Adjustments	Proforma as if Topic 605 was in effect
Cash flows from operating activities:
Net income for the period	$140,829	$(19,899)	$120,930
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	8,909	(6,784)	2,125
Changes in operating assets and liabilities:
Accounts receivable	33,548	(5,742)	27,806
Contract assets	(13,400)	13,400	—
Prepaid expenses and other current assets	12,532	355	12,887
Income taxes and deferred charges and credits	17,324	62	17,386
Accounts payable and accrued liabilities	(29,748)	110	(29,638)
Deferred revenue	(69,151)	13,433	(55,718)
Other assets	4,919	5,065	9,984
Net cash provided by operating activities	$360,504	$—	$360,504

NOTE 4—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2018	$9,741
Bad debt expense	8,036
Write-off /adjustments	(1,521)
Balance as of December 31, 2018	$16,256

Included in accounts receivable are unbilled receivables in the amount of $70.2 million as of December 31, 2018 (June 30, 2018—$55.5 million).
NOTE 5—PROPERTY AND EQUIPMENT

	As of December 31, 2018
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$39,765	$(23,812)	$15,953
Office equipment	2,487	(1,103)	1,384
Computer hardware	227,857	(159,325)	68,532
Computer software	114,939	(80,058)	34,881
Capitalized software development costs	87,412	(48,711)	38,701
Leasehold improvements	109,966	(59,627)	50,339
Land and buildings	50,218	(13,282)	36,936
Total	$632,644	$(385,918)	$246,726

	As of June 30, 2018
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$34,647	$(21,488)	$13,159
Office equipment	1,467	(687)	780
Computer hardware	207,381	(134,906)	72,475
Computer software	97,653	(59,485)	38,168
Capitalized software development costs	81,073	(41,556)	39,517
Leasehold improvements	118,200	(55,172)	63,028
Land and buildings	47,880	(10,802)	37,078
Total	$588,301	$(324,096)	$264,205

NOTE 6—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2018:

Balance as of June 30, 2018	$3,580,129
Acquisition of Liaison Technologies, Inc. (note 18)	158,411
Adjustments on account of foreign exchange	(5,871)
Balance as of December 31, 2018	$3,732,669

NOTE 7—ACQUIRED INTANGIBLE ASSETS

	As of December 31, 2018
	Cost	Accumulated Amortization	Net
Technology assets	$1,092,226	$(535,617)	$556,609
Customer assets	1,370,034	(642,344)	727,690
Total	$2,462,260	$(1,177,961)	$1,284,299

	As of June 30, 2018
	Cost	Accumulated Amortization	Net
Technology assets	$985,226	$(439,774)	$545,452
Customer assets	1,348,510	(597,325)	751,185
Total	$2,333,736	$(1,037,099)	$1,296,637

Where applicable, the above balances as of December 31, 2018 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the six months ended December 31, 2018. The impact of this resulted in a reduction of $46.8 million related to Customer assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2019 (six months ended June 30)	$182,456
2020	313,755
2021	222,403
2022	202,849
2023	135,884
2024 and beyond	226,952
Total	$1,284,299

NOTE 8—OTHER ASSETS

	As of December 31, 2018	As of June 30, 2018
Deposits and restricted cash	$14,530	$9,479
Deferred implementation costs	—	13,740
Capitalized costs to obtain a contract	30,640	13,027
Investments	50,900	49,635
Long-term prepaid expenses and other long-term assets	28,344	25,386
Total	$124,414	$111,267

Deposits and restricted cash primarily relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of certain contractual-based agreements.
Deferred implementation costs relate to direct and relevant costs on implementation of long-term contracts, to the extent such costs can be recovered through guaranteed contract revenues. As a result of the adoption of Topic 606, deferred implementation costs are no longer capitalized, but rather expensed as incurred as these costs do not relate to future performance obligations. Accordingly, these costs were adjusted through opening retained earnings as of July 1, 2018.
Capitalized costs to obtain a contract relate to incremental costs of obtaining a contract, such as sales commissions, which are eligible for capitalization on contracts to the extent that such costs are expected to be recovered.
Investments relate to certain non-marketable equity securities in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments is recorded as a component of other income (expense), net in our Condensed Consolidated Statements of Income. During the three and six months ended December 31, 2018, our share of income (loss) from these investments was $5.5 million and $7.9 million, respectively (three and six months ended December 31, 2017 —$0.3 million and $(0.2) million, respectively).
Long-term prepaid expenses and other long-term assets includes advance payments on long-term licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of December 31, 2018	As of June 30, 2018
Accounts payable—trade	$25,929	$41,722
Accrued salaries and commissions	90,722	118,024
Accrued liabilities	126,244	108,903
Accrued interest on Senior Notes	24,786	24,786
Amounts payable in respect of restructuring and other Special charges	14,038	5,622
Asset retirement obligations	1,151	3,097
Total	$282,870	$302,154

Long-term accrued liabilities

	As of December 31, 2018	As of June 30, 2018
Amounts payable in respect of restructuring and other Special charges	$6,949	$4,362
Other accrued liabilities*	31,790	35,874
Asset retirement obligations	14,284	12,591
Total	$53,023	$52,827

* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of December 31, 2018, the present value of this obligation was $15.4 million (June 30, 2018—$15.7 million), with an undiscounted value of $16.7 million (June 30, 2018—$17.7 million).

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of December 31, 2018	As of June 30, 2018
Total debt
Senior Notes 2026	$850,000	$850,000
Senior Notes 2023	800,000	800,000
Term Loan B	992,500	997,500
Total principal payments due	2,642,500	2,647,500

Premium on Senior Notes 2026	5,715	6,018
Debt issuance costs	(30,509)	(32,995)
Total amount outstanding	2,617,706	2,620,523

Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Total current portion of long-term debt	10,000	10,000

Non-current portion of long-term debt	$2,607,706	$2,610,523

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
For the three and six months ended December 31, 2018, we recorded interest expense of $12.5 million and $25.0 million, respectively, relating to Senior Notes 2026 (three and six months ended December 31, 2017—$12.5 million and $25.0 million, respectively).
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
For the three and six months ended December 31, 2018, we recorded interest expense of $11.2 million and $22.5 million, respectively, relating to Senior Notes 2023 (three and six months ended December 31, 2017—$11.2 million and $22.5 million, respectively).

Term Loan B
On May 30, 2018, we refinanced our existing term loan facility, by entering into a new $1 billion term loan facility (Term Loan B), whereby we borrowed $1 billion on that day and repaid in full the loans under our prior $800 million term loan facility originally entered into on January 16, 2014. Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver (defined below).
Term Loan B has a seven year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of December 31, 2018, the outstanding balance on the Term Loan B bears an interest rate of approximately 4.09%.
For the three and six months ended December 31, 2018, we recorded interest expense of $10.3 million and $20.1 million, respectively, relating to Term Loan B (three and six months ended December 31, 2017—$6.4 million and $12.8 million, respectively).
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
As of December 31, 2018, we have no outstanding balance on the Revolver. There was no activity during the three and six months ended December 31, 2018 and we recorded no interest expense.
During the three and six months ended December 31, 2017, we drew down nil and $200 million, respectively, from the Revolver, partially to finance acquisitions, and recorded interest expense of $2.8 million and $4.6 million, respectively, relating to amounts drawn on the Revolver.
Debt Issuance Costs and Premium on Senior Notes
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our credit facilities and issuing our Senior Notes 2023 and Senior Notes 2026 (collectively referred to as the Senior Notes) and are being amortized over the respective terms of the Senior Notes and Term Loan B and the Revolver using the effective interest method.
The premium on Senior Notes 2026 represents the excess of the proceeds received over the face value of Senior Notes 2026. This premium is amortized as a reduction to interest expense over the term of Senior Notes 2026 using the effective interest method.
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP) and other plans as of December 31, 2018 and June 30, 2018:

	As of December 31, 2018
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$32,326	$661	$31,665
GXS GER defined benefit plan	25,285	1,003	24,282
GXS PHP defined benefit plan	4,067	117	3,950
Other plans	5,795	427	5,368
Total	$67,473	$2,208	$65,265

	As of June 30, 2018
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$32,651	$655	$31,996
GXS GER defined benefit plan	25,382	1,027	24,355
GXS PHP defined benefit plan	3,853	138	3,715
Other plans	6,095	442	5,653
Total	$67,981	$2,262	$65,719

* The current portion of the benefit obligation has been included within "Accrued salaries and commissions", all within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets (see note 9 "Accounts Payable and Accrued Liabilities").
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of December 31, 2018, there is approximately $0.3 million in accumulated other comprehensive income related to the CDT plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2019.
GXS GER Plan
As part of our acquisition of GXS Group, Inc. (GXS) in Fiscal 2014, we assumed an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of December 31, 2018, there is approximately $0.06 million in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2019.
GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of approximately $0.03 million as of December 31, 2018, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of December 31, 2018, there is approximately $0.3 million in accumulated other comprehensive income related to the GXS PHP plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2019.

The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of December 31, 2018				As of June 30, 2018
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of period	$32,651	$25,382	$3,853	$61,886	$28,881	$23,730	$4,495	$57,106
Service cost	277	285	335	897	501	472	832	1,805
Interest cost	324	247	140	711	607	489	241	1,337
Benefits paid	(322)	(498)	(118)	(938)	(580)	(974)	(141)	(1,695)
Actuarial (gain) loss	208	494	(174)	528	2,442	997	(1,313)	2,126
Foreign exchange (gain) loss	(812)	(625)	31	(1,406)	800	668	(261)	1,207
Benefit obligation—end of period	32,326	25,285	4,067	61,678	32,651	25,382	3,853	61,886
Less: Current portion	(661)	(1,003)	(117)	(1,781)	(655)	(1,027)	(138)	(1,820)
Non-current portion of benefit obligation	$31,665	$24,282	$3,950	$59,897	$31,996	$24,355	$3,715	$60,066

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended December 31,
	2018				2017
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$136	$140	$159	$435	$125	$117	$228	$470
Interest cost	159	121	72	352	151	122	59	332
Amortization of actuarial (gains) and losses	175	33	(139)	69	134	18	(62)	90
Net pension expense	$470	$294	$92	$856	$410	$257	$225	$892

	Six Months Ended December 31,
	2018				2017
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$277	$285	$335	$897	$249	$234	$447	$930
Interest cost	324	247	140	711	301	243	114	658
Amortization of actuarial (gains) and losses	351	66	(279)	138	268	36	(123)	181
Net pension expense	$952	$598	$196	$1,746	$818	$513	$438	$1,769

In determining the fair value of the pension plan benefit obligations as of December 31, 2018 and June 30, 2018, respectively, we used the following weighted-average key assumptions:

	As of December 31, 2018			As of June 30, 2018
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	3.50%	3.50%	6.50%	3.50%	3.50%	6.50%
Pension increases	2.00%	2.00%	N/A	2.00%	2.00%	N/A
Discount rate	2.02%	2.02%	7.50%	2.00%	2.00%	7.25%
Normal retirement age	65-67	65-67	60	65-67	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	12.19%	—%	—%	12.19%
to age 25	—%	—%	16.58%	—%	—%	16.58%
to age 30	1.00%	—%	13.97%	1.00%	—%	13.97%
to age 35	0.50%	—%	10.77%	0.50%	—%	10.77%
to age 40	—%	—%	7.39%	—%	—%	7.39%
to age 45	0.50%	—%	3.28%	0.50%	—%	3.28%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%

Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2019 (six months ended June 30)	$319	$500	$59
2020	682	1,006	118
2021	780	1,034	216
2022	868	1,041	246
2023	974	1,044	205
2024 to 2028	5,856	5,367	1,158
Total	$9,479	$9,992	$2,002

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
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three and six months ended December 31, 2018, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.1518 and $0.3036, respectively, per Common Share in the aggregate amount of $40.7 million and $81.2 million, respectively, which we paid during the same period.
For the three and six months ended December 31, 2017, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.1320 and $0.2640, respectively, per Common Share in the aggregate amount of $34.8 million and $69.8 million.

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
During the three and six months ended December 31, 2018, we repurchased 370,265 and 674,265, respectively, of our Common Shares, at a cost of approximately $12.8 million and $24.5 million, respectively, for potential reissuance under our LTIP or other plans (three and six months ended December 31, 2017—nil, respectively). See below for more details on our various plans.
Reissuance
During the three and six months ended December 31, 2018, we reissued 544,929 and 547,897 Common Shares from treasury stock (three and six months ended December 31, 2017—379,111 and 387,443 Common Shares, respectively), in connection with the settlement of awards.

Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Stock options	$2,319	$2,729	$4,921	$6,031
Performance Share Units (issued under LTIP)	851	937	1,694	1,972
Restricted Share Units (issued under LTIP)	1,626	1,513	3,011	3,399
Restricted Share Units (other)	52	198	133	677
Deferred Share Units (directors)	1,032	945	1,693	1,492
Employee Share Purchase Plan	1,005	836	1,988	1,822
Total share-based compensation expense	$6,885	$7,158	$13,440	$15,393

Summary of Outstanding Stock Options
As of December 31, 2018, an aggregate of 7,118,527 options to purchase Common Shares were outstanding and an additional 10,297,784 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the six months ended December 31, 2018 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2018	7,078,435	$28.41
Granted	865,340	38.56
Exercised	(555,952)	25.48
Forfeited or expired	(269,296)	31.60
Outstanding at December 31, 2018	7,118,527	$29.75	4.28	$28,080
Exercisable at December 31, 2018	2,626,538	$25.41	2.92	$19,291

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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Weighted–average fair value of options granted	$7.37	$7.49	$8.55	$7.46
Weighted-average assumptions used:
Expected volatility	25.95%	26.64%	26.05%	27.11%
Risk–free interest rate	2.97%	1.95%	2.82%	1.81%
Expected dividend yield	1.73%	1.48%	1.49%	1.45%
Expected life (in years)	4.32	4.58	4.32	4.42
Forfeiture rate (based on historical rates)	6%	6%	6%	6%
Average exercise share price	$33.97	$34.48	$38.56	$34.49

As of December 31, 2018, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $19.9 million, which will be recognized over a weighted-average period of approximately 2.6 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and six months ended December 31, 2018, cash in the amount of $1.8 million and $14.2 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and six months ended December 31, 2018 from the exercise of options eligible for a tax deduction was $15.0 thousand and $0.9 million, respectively.
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
As of December 31, 2018, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $19.0 million, which is expected to be recognized over a weighted average period of 2.1 years.
LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants are referred to in this Quarterly Report on Form 10-Q based upon the year in which the grants are expected to vest.

Fiscal 2018 LTIP
Grants made in Fiscal 2016 under the LTIP (collectively referred to as Fiscal 2018 LTIP), consisting of PSUs and RSUs, took effect in Fiscal 2016 starting on August 23, 2015. We settled the Fiscal 2018 LTIP by issuing 539,103 Common Shares from treasury stock during the three months ended December 31, 2018, with a cost of $13.8 million.
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
Restricted Share Units (RSUs)
During the three and six months ended December 31, 2018, we did not grant any RSUs to employees in accordance with employment and other agreements (three and six months ended December 31, 2017—1,496 and 4,464 RSUs, respectively). The RSUs vest over a specified contract date, typically three years from the respective date of grants. We expect to settle the awards in stock.
During the three and six months ended December 31, 2018, we issued 5,826 and 8,794 Common Shares, respectively, from treasury stock, with a cost of $0.2 million and $0.3 million, respectively, in connection with the settlement of these vested RSUs (three and six months ended December 31, 2017—66,460 and 74,792 Common Shares, respectively, with a cost of $1.4 million and $1.6 million, respectively).
Deferred Stock Units (DSUs)
During the three and six months ended December 31, 2018, we granted 90,184 and 93,342 DSUs, respectively, to certain non-employee directors (three and six months ended December 31, 2017—77,606 and 80,809 DSUs, respectively). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
Employee Share Purchase Plan (ESPP)
Our ESPP offers employees a purchase price discount of 15%.
During the three and six months ended December 31, 2018, 160,088 and 336,162 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and six months ended December 31, 2017—146,248 and 338,617 Common Shares, respectively).
During the three and six months ended December 31, 2018, cash in the amount of approximately $4.4 million and $10.1 million, respectively, was received from employees relating to the ESPP (three and six months ended December 31, 2017—$4.4 million and $10.1 million, respectively).

NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2019— June 30, 2019	July 1, 2019— June 30, 2021	July 1, 2021— June 30, 2023	July 1, 2023 and beyond
Long-term debt obligations (1)	$3,475,803	$72,876	$291,254	$1,089,481	$2,022,192
Operating lease obligations (2)	335,657	36,345	121,737	74,342	103,233
Purchase obligations	15,730	6,300	9,064	366	—
	$3,827,190	$115,521	$422,055	$1,164,189	$2,125,425

(1) Includes interest up to maturity and principal payments. Please see note 10 "Long-Term Debt" for more details.
(2) Net of $33.1 million of sublease income to be received from properties which we have subleased to third parties.
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
We previously disclosed that, as part of these examinations, on July 17, 2015 we received from the IRS an initial Notice of Proposed Adjustment (NOPA) in draft form, that, as revised by the IRS on July 11, 2018 proposes a one-time approximately $335 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 (the 2010 NOPA), plus penalties equal to 20% of the additional proposed taxes for Fiscal 2010, and interest at the applicable statutory rate published by the IRS.

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
On January 7, 2019, we received from the IRS official notification of proposed adjustments to our taxable income for Fiscal 2010 and Fiscal 2012, together with the 2010 NOPA and 2012 NOPA in final form. In each case, such documentation was as expected and on substantially the same terms as provided for in the previously disclosed respective draft NOPAs, with the exception of an additional proposed penalty as part of the 2012 NOPA.
A NOPA is an IRS position and does not impose an obligation to pay tax. We continue to strongly disagree with the IRS’ positions within the NOPAs and we are vigorously contesting the proposed adjustments to our taxable income, along with any proposed penalties and interest.
As of our receipt of the final 2010 NOPA and 2012 NOPA, our estimated potential aggregate liability, as proposed by the IRS, including additional state income taxes plus penalties and interest that may be due, was approximately $770 million, comprised of approximately $455 million in U.S. federal and state taxes, approximately $130 million of penalties, and approximately $185 million of interest. Interest will continue to accrue at the applicable statutory rates until the matter is resolved and may be substantial.
As previously disclosed and noted above, we strongly disagree with the IRS’ positions and we are vigorously contesting the proposed adjustments to our taxable income, along with the proposed penalties and interest. We are examining various alternatives available to taxpayers to contest the proposed adjustments, including through IRS Appeals and U.S. Federal court. Any such alternatives could involve a lengthy process and result in the incurrence of significant expenses. As of the date of this Quarterly Report on Form 10-Q, we have not recorded any material accruals in respect of these examinations in our Condensed Consolidated Financial Statements. An adverse outcome of these tax examinations could have a material adverse effect on our financial position and results of operations.
For additional information regarding the history of this IRS matter, please see Note 13 "Guarantees and Contingencies" in our Annual Report on Form 10-K for Fiscal 2018.
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012 and Fiscal 2013. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of December 31, 2018, in connection with the CRA's reassessments for Fiscal 2012 and Fiscal 2013 to be limited to penalties and interest that may be due of approximately $23 million.
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
GXS Brazil Matter
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS
Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $1.5 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
For the three and six months ended December 31, 2018 and 2017, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Interest expense	$1,570	$1,811	$4,607	$3,897
Penalties expense (recoveries)	67	(624)	559	(543)
Total	$1,637	$1,187	$5,166	$3,354
The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of December 31, 2018	As of June 30, 2018
Interest expense accrued *	$58,603	$54,058
Penalties accrued *	$2,707	$2,438
* These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of December 31, 2018, could decrease tax expense in the next 12 months by $3.3 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2012 for Germany, 2010 for the United States, 2012 for Luxembourg, and 2012 for Canada.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, France, Germany, India, the United Kingdom and Belgium. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States and Canada audits are included in note 13 "Guarantees and Contingencies".
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

As at December 31, 2018, we have provided $16.6 million (June 30, 2018—$28.5 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. In the quarter ended December 31, 2018, we reversed previous accruals related to the undistributed earnings of our United States subsidiaries in the amount of $14.8 million. These earnings are now considered to be permanently reinvested in the United States, as there is no expectation of future distributions of earnings in the foreseeable future. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
The effective tax rate decreased to a provision of 25.8% for the three months ended December 31, 2018, compared to 38.5% for the three months ended December 31, 2017. The decrease in tax expense of $16.9 million was primarily due to the reversal of accruals for undistributed United States earnings of $14.8 million, and the Fiscal 2018 impact of United States tax reform of $15.3 million which did not recur in Fiscal 2019, partially offset by an increase of $10.2 million arising on the introduction of the United States Base Erosion Avoidance Tax (“BEAT”) in Fiscal 2019, and an increase of $4.6 million relating to the tax impact of internal reorganizations of subsidiaries. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate decreased to a provision of 31.9% for the six months ended December 31, 2018, compared to 39.8% for the six months ended December 31, 2017. The decrease in tax expense of $14.4 million was primarily due the reversal of accruals for undistributed United States earnings of $14.8 million, and the Fiscal 2018 impact of United States tax reform of $15.3 million which did not recur in Fiscal 2019, offset by an increase of $11.7 million arising on the introduction of BEAT in Fiscal 2019, and an increase of $8.3 million relating to the tax impact of internal reorganizations of subsidiaries. The remainder of the difference was due to normal course movements and non-material items.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed the existing US tax laws, including a reduction in the federal corporate tax rate from 35% to 21%, and the transition of US international taxation from a worldwide tax system to a partially territorial tax system. As a result of the enactment of the legislation, the Company incurred a one-time tax expense of $19.0 million in the year ended June 30, 2018, primarily related to the transition tax on accumulated foreign earnings and the re-measurement of certain deferred tax assets and liabilities. There was a reduction of $0.9 million to this amount for the six months ended December 31, 2018, mainly attributable to evaluating the portion of our existing Alternative Minimum Tax (AMT) credit carryforwards expected to be refundable as a result of the repeal of corporate AMT. The portion of the tax expense attributable to the transition tax is payable over a period of up to eight years.
In accordance with Staff Accounting Bulletin 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118), the Company's final determination of the total one-time tax expense as a result of the enactment of the Tax Cuts and Jobs Act is $18.1 million.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2018 and June 30, 2018:

	December 31, 2018				June 30, 2018
		Fair Market Measurements using:				Fair Market Measurements using:
	December 31, 2018	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2018	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Liabilities:
Derivative financial instrument liability (note 16)	$(2,056)	N/A	$(2,056)	N/A	$(1,319)	N/A	$(1,319)	N/A
	$(2,056)	N/A	$(2,056)	N/A	$(1,319)	N/A	$(1,319)	N/A

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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended December 31, 2018 and 2017, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended December 31, 2018 and 2017, no indications of impairment were identified and therefore no fair value measurements were required.
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of December 31, 2018, is recorded within "Accounts payable and accrued liabilities”.

As of December 31, 2018, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $53.4 million (June 30, 2018—$47.1 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 15 "Fair Value Measurement")

		As of December 31, 2018	As of June 30, 2018
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets / (Accounts payable and accrued liabilities)	$(2,056)	$(1,319)

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three and Six Months Ended December 31, 2018
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018		Three Months Ended December 31, 2018	Six Months Ended December 31, 2018		Three Months Ended December 31, 2018	Six Months Ended December 31, 2018
Foreign currency forward contracts	$(2,554)	$(1,871)	Operating expenses	$(636)	$(1,134)	N/A	$—	$—

Three and Six Months Ended December 31, 2017
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017		Three Months Ended December 31, 2017	Six Months Ended December 31, 2017		Three Months Ended December 31, 2017	Six Months Ended December 31, 2017
Foreign currency forward contracts	$(228)	$1,520	Operating expenses	$532	$1,616	N/A	$—	$—

NOTE 17—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Fiscal 2019 Restructuring Plan	$5,993	$—	$26,239	$—
Fiscal 2018 Restructuring Plan	(25)	1,965	510	8,354
Fiscal 2017 Restructuring Plan	41	(942)	1,098	3,422
Restructuring Plans prior to Fiscal 2017 Restructuring Plan	(120)	339	(623)	256
Acquisition-related costs	3,197	1,197	3,704	3,453
Other charges (recoveries)	294	(1,844)	1,763	3,261
Total	$9,380	$715	$32,691	$18,746

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
As of December 31, 2018, we expect total costs to be incurred in conjunction with the Fiscal 2019 Restructuring Plan to be approximately $29.0 million, of which $26.2 million has already been recorded within "Special charges (recoveries)" to date.
A reconciliation of the beginning and ending liability for the six months ended December 31, 2018 is shown below.

Fiscal 2019 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2018	$—	$—	$—
Accruals and adjustments	11,582	14,657	26,239
Cash payments	(6,016)	(2,387)	(8,403)
Non-cash adjustments	—	(3,446)	(3,446)
Foreign exchange	(264)	(1,330)	(1,594)
Balance payable as at December 31, 2018	$5,302	$7,494	$12,796
*non-cash adjustments primarily relate to the write-off of fixed assets associated with a restructured facility.
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

A reconciliation of the beginning and ending liability for the six months ended December 31, 2018 is shown below.

Fiscal 2018 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2018	$558	$1,165	$1,723
Accruals and adjustments	—	510	510
Cash payments	(249)	(547)	(796)
Foreign exchange and other non-cash adjustments	6	(277)	(271)
Balance payable as at December 31, 2018	$315	$851	$1,166

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
A reconciliation of the beginning and ending liability for the six months ended December 31, 2018 is shown below.

Fiscal 2017 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2018	$1,590	$3,431	$5,021
Accruals and adjustments	—	1,098	1,098
Cash payments	(146)	(519)	(665)
Foreign exchange and other non-cash adjustments	(55)	(244)	(299)
Balance payable as at December 31, 2018	$1,389	$3,766	$5,155

Acquisition-related costs
Included within "Special charges (recoveries)" for the three and six months ended December 31, 2018 are costs incurred directly in relation to acquisitions in the amount of $3.2 million and $3.7 million, respectively (three and six months ended December 31, 2017—$1.2 million and $3.5 million, respectively).
Other charges (recoveries)
For the three months ended December 31, 2018, "Other charges" include $0.3 million relating to other miscellaneous charges.
For the six months ended December 31, 2018, "Other charges" include (i) $1.1 million relating to one-time system implementation costs and (ii) $0.7 million relating to other miscellaneous charges.
For the three months ended December 31, 2017, "Other recoveries" primarily include (i) $2.3 million relating to certain pre-acquisition sales and use tax liabilities that were recovered outside of the relevant acquisition's one year measurement period and (ii) $0.2 million relating to the implementation of a broad Enterprise Resource Planning (ERP) system. These recoveries were partially offset by $0.7 million of miscellaneous other charges.
For the six months ended December 31, 2017, "Other charges" primarily include (i) $3.5 million relating to the implementation of a broad ERP system and (ii) $2.1 million relating to miscellaneous other charges. These charges were partially offset by a recovery of $2.3 million relating to certain pre-acquisition sales and use tax liabilities that were recovered outside of the acquisition's one year measurement period.

NOTE 18—ACQUISITIONS
Fiscal 2019 Acquisitions
Liaison Technologies, Inc.
On December 17, 2018, we acquired all of the equity interest in Liaison, a leading provider of cloud-based business to business integration, for approximately $311.3 million. In accordance with ASC Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination. We believe this acquisition complements and extends our Enterprise Information Management (EIM) portfolio.
The results of operations of this acquisition have been consolidated with those of OpenText beginning December 17, 2018.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of December 17, 2018, are set forth below:

Current assets	$24,383
Non-current tangible assets	5,780
Intangible customer assets	68,300
Intangible technology assets	107,000
Liabilities assumed	(52,589)
Total identifiable net assets	152,874
Goodwill	158,411
Net assets acquired	$311,285

The goodwill of $158.4 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $2.2 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of $6.6 million, which represents our estimate of the fair value of the contractual obligations assumed based on a preliminary valuation. In arriving at this fair value, we reduced the acquired company’s original carrying value by an insignificant amount.
The fair value of current assets acquired includes accounts receivable with a fair value of $20.4 million. The gross amount receivable was $22.2 million, of which $1.8 million is expected to be uncollectible.
Acquisition-related costs for Liaison included in "Special charges (recoveries)" in the Condensed Consolidated Financial Statements for the three and six months ended December 31, 2018 were $3.2 million, respectively.
The acquisition had no significant impact on revenues and net earnings for the three and six months ended December 31, 2018 since the date of acquisition.
Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations.
The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including tax balances. We expect to finalize this determination on or before December 31, 2019.
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

Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of February 14, 2018, are set forth below:

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
The finalization of the purchase price allocation during the six months ended December 31, 2018 did not result in any significant changes to the preliminary amounts previously disclosed.
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
The finalization of the purchase price allocation during the six months ended December 31, 2018 did not result in any significant changes to the preliminary amounts previously disclosed.

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

The finalization of the purchase price allocation was completed during Fiscal 2018 and did not result in any significant changes to the preliminary amounts previously disclosed.
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Cash paid during the period for interest	$36,136	$34,398	$68,763	$64,864
Cash received during the period for interest	$2,624	$247	$3,359	$541
Cash paid during the period for income taxes	$31,445	$19,252	$39,812	$28,834

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Basic earnings per share
Net income attributable to OpenText	$104,432	$85,111	$140,756	$121,707
Basic earnings per share attributable to OpenText	$0.39	$0.32	$0.52	$0.46
Diluted earnings per share
Net income attributable to OpenText	$104,432	$85,111	$140,756	$121,707
Diluted earnings per share attributable to OpenText	$0.39	$0.32	$0.52	$0.46
Weighted-average number of shares outstanding
Basic	268,524	265,504	268,276	265,153
Effect of dilutive securities	876	1,353	1,120	1,396
Diluted	269,400	266,857	269,396	266,549
Excluded as anti-dilutive(1)	3,171	2,795	2,597	2,635

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
During the six months ended December 31, 2018, Mr. Stephen Sadler, a director, earned approximately $0.4 million (six months ended December 31, 2017 —$0.7 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

NOTE 22—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on January 30, 2019, a dividend of $0.1518 per Common Share. The record date for this dividend is March 1, 2019 and the payment date is March 22, 2019. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Acquisition of Catalyst Repository Systems Inc.
On January 31, 2019, we signed and closed the acquisition of Catalyst Repository Systems Inc. (Catalyst) for approximately $75 million in an all cash transaction. Catalyst, headquartered in Denver, Colorado, is a leading provider of eDiscovery, that designs, develops and supports market-leading cloud eDiscovery software. We expect that the acquisition will complement and extend our EIM portfolio. The results of operations of Catalyst will be consolidated with those of OpenText during the third quarter of Fiscal 2019, beginning on the date of closing.

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
All dollar and percentage comparisons made herein generally refer to the three and six months ended December 31, 2018 compared with the three and six months ended December 31, 2017, unless otherwise noted.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. We are a multinational company and as of December 31, 2018, employed approximately 12,800 people worldwide.
Our ticker symbol on both the NASDAQ and the TSX is "OTEX".
Quarterly Summary:
During the first quarter of Fiscal 2019, we adopted Accounting Standards Codification (ASC) Topic 606 "Revenue from Contracts with Customers" (Topic 606) using the cumulative effect approach and recorded a net increase of approximately $30 million to retained earnings as of July 1, 2018. Results for reporting periods commencing on July 1, 2018 are presented under the new revenue standard, while prior periods, unless specifically referred to in this MD&A, continue to be reported under the previous standard. Under Topic 606, our total revenues for the three and six months ended December 31, 2018 were higher by approximately $17 million and $21 million, respectively, as compared to proforma revenues if we still reported under ASC

Topic 605 "Revenue Recognition" (Topic 605). Please refer to Note 1 "Basis of Presentation" and Note 3 "Revenues" to our Condensed Consolidated Financial Statements for additional details.
During the second quarter of Fiscal 2019 we saw the following activity:

•	Total revenue was $735.2 million, up 0.1% compared to the same period in the prior fiscal year; up 1.5% after factoring the impact of $10.3 million of foreign exchange rate changes.

•
Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $529.6 million, up 2.6% compared to the same period in the prior fiscal year; up 3.9% after factoring the impact of $6.6 million of foreign exchange rate changes.

•
Cloud services and subscriptions revenue was $219.2 million, up 5.3% compared to the same period in the prior fiscal year; up 6.3% after factoring the impact of $2.1 million of foreign exchange rate changes.

•	License revenue was $132.8 million, down 1.8% compared to the same period in the prior fiscal year; down 0.4% after factoring the impact of $2.0 million of foreign exchange rate changes.

•	GAAP-based EPS, diluted, was $0.39 compared to $0.32 in the same period in the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $0.80 compared to $0.76 in the same period in the prior fiscal year.

•	GAAP-based gross margin was 69.0% compared to 67.3% in the same period in the prior fiscal year.

•	Non-GAAP-based gross margin was 75.7% compared to 73.9% in the same period in the prior fiscal year.

•	GAAP-based net income attributable to OpenText was $104.4 million compared to $85.1 million in the same period in the prior fiscal year.

•	Non-GAAP-based net income attributable to OpenText was $215.7 million compared to $202.9 million in the same period in the prior fiscal year.

•	Adjusted EBITDA was $308.3 million compared to $290.5 million in the same period in the prior fiscal year.

•	Operating cash flow was $360.5 million for the six months ended December 31, 2018, up 54.4% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $595.1 million as of December 31, 2018, compared to $682.9 million as of June 30, 2018.
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
Liaison Technologies, Inc. (Liaison)
On December 17, 2018, we acquired all of the equity interest in Liaison, a leading provider of cloud-based business to business integration, for approximately $311.3 million. This acquisition complements and extends our Enterprise Information Management (EIM) portfolio. The results of operations of this acquisition have been consolidated with those of OpenText beginning December 17, 2018.
Outlook for remainder of Fiscal 2019
We expect to continue to pursue strategic acquisitions in the future to strengthen our service offerings in the EIM market, and at any time may be in various stages of discussions with respect to such opportunities. We believe we are a value oriented and disciplined acquirer, having efficiently deployed approximately $6.1 billion on acquisitions over the last 10 years. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our growth strategy.

While acquiring companies is one of our leading growth drivers, our growth strategy also includes organic growth through ongoing innovation. We believe we create sustained value through new innovation by expanding distribution and continually adding value to our installed base of customers. This quarter we invested approximately $76 million in research and development (R&D) or approximately 10.3% of revenue. On a year to date basis, we have invested $153 million in R&D and are on target to spend 11% to 13% of revenues for R&D this fiscal year. We believe our ability to leverage our global presence is helpful to our organic growth initiatives.

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

Summary of Results of Operations

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Total Revenues by Product Type:
License	$132,756	$(2,488)	$135,244	$209,643	$(3,832)	$213,475
Cloud services and subscriptions	219,233	11,112	208,121	427,316	25,342	401,974
Customer support	310,354	2,284	308,070	621,905	18,431	603,474
Professional service and other	72,888	(10,082)	82,970	143,524	(12,645)	156,169
Total revenues	735,231	826	734,405	1,402,388	27,296	1,375,092
Total Cost of Revenues	228,022	(12,181)	240,203	454,335	(9,120)	463,455
Total GAAP-based Gross Profit	507,209	13,007	494,202	948,053	36,416	911,637
Total GAAP-based Gross Margin %	69.0%		67.3%	67.6%		66.3%
Total GAAP-based Operating Expenses	333,277	5,995	327,282	674,894	17,823	657,071
Total GAAP-based Income from Operations	$173,932	$7,012	$166,920	$273,159	$18,593	$254,566

% Revenues by Product Type:
License	18.1%		18.4%	15.0%		15.5%
Cloud services and subscriptions	29.8%		28.3%	30.5%		29.2%
Customer support	42.2%		42.0%	44.3%		43.9%
Professional service and other	9.9%		11.3%	10.2%		11.4%

Total Cost of Revenues by Product Type:
License	$3,655	$(932)	$4,587	$7,527	$(20)	$7,547
Cloud services and subscriptions	88,698	(1,787)	90,485	176,401	1,782	174,619
Customer support	31,273	(1,844)	33,117	61,738	(4,149)	65,887
Professional service and other	56,030	(8,856)	64,886	112,826	(11,488)	124,314
Amortization of acquired technology-based intangible assets	48,366	1,238	47,128	95,843	4,755	91,088
Total cost of revenues	$228,022	$(12,181)	$240,203	$454,335	$(9,120)	$463,455

% GAAP-based Gross Margin by Product Type:
License	97.2%		96.6%	96.4%		96.5%
Cloud services and subscriptions	59.5%		56.5%	58.7%		56.6%
Customer support	89.9%		89.3%	90.1%		89.1%
Professional service and other	23.1%		21.8%	21.4%		20.4%

Total Revenues by Geography:(1)
Americas (2)	$420,696	$1,973	$418,723	$810,036	$13,910	$796,126
EMEA (3)	243,937	912	243,025	458,412	18,574	439,838
Asia Pacific (4)	70,598	(2,059)	72,657	133,940	(5,188)	139,128
Total revenues	$735,231	$826	$734,405	$1,402,388	$27,296	$1,375,092

% Revenues by Geography:
Americas (2)	57.2%		57.0%	57.8%		57.9%
EMEA (3)	33.2%		33.1%	32.7%		32.0%
Asia Pacific (4)	9.6%		9.9%	9.5%		10.1%

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
GAAP-based gross margin	69.0%	67.3%	67.6%	66.3%
GAAP-based EPS, diluted	$0.39	$0.32	$0.52	$0.46
Net income, attributable to OpenText	$104,432	$85,111	$140,756	$121,707
Non-GAAP-based gross margin (5)	75.7%	73.9%	74.6%	73.1%
Non-GAAP-based EPS, diluted (5)	$0.80	$0.76	$1.40	$1.30
Adjusted EBITDA (5)	$308,287	$290,454	$554,543	$510,899

(1)	Total revenues by geography are determined based on the location of our end customer.
(2)	Americas consists of countries in North, Central and South America.
(3)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(4)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(5)	See "Use of Non-GAAP Financial Measures" (discussed later in this MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
License Revenues:
Americas	$66,124	$5,880	$60,244	$105,397	$3,842	$101,555
EMEA	48,865	(5,942)	54,807	77,209	(2,970)	80,179
Asia Pacific	17,767	(2,426)	20,193	27,037	(4,704)	31,741
Total License Revenues	132,756	(2,488)	135,244	209,643	(3,832)	213,475
Cost of License Revenues	3,655	(932)	4,587	7,527	(20)	7,547
GAAP-based License Gross Profit	$129,101	$(1,556)	$130,657	$202,116	$(3,812)	$205,928
GAAP-based License Gross Margin %	97.2%		96.6%	96.4%		96.5%

% License Revenues by Geography:
Americas	49.8%		44.5%	50.3%		47.6%
EMEA	36.8%		40.5%	36.8%		37.6%
Asia Pacific	13.4%		15.0%	12.9%		14.8%
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
License revenues decreased by $2.5 million during the three months ended December 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $2.0 million. Geographically, the overall change was attributable to a decrease in EMEA of $5.9 million and a decrease in Asia Pacific of $2.4 million, partially offset by an increase in Americas of $5.9 million.

During the second quarter of Fiscal 2019, we closed 45 license deals greater than $0.5 million, of which 19 deals were greater than $1.0 million. This is compared to 38 deals in the second quarter of Fiscal 2018, of which 16 deals were greater than $1.0 million.
Under Topic 606, we recognized an additional $15.6 million of license revenue during the second quarter of Fiscal 2019 as compared to proforma license revenues if we still reported under Topic 605 for the same period (proforma Topic 605). Under proforma Topic 605, license revenues decreased by approximately $18.1 million during the three months ended December 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $1.9 million. Geographically, the overall change was attributable to a decrease in EMEA of $10.1 million, a decrease in Americas of $4.4 million and a decrease in Asia Pacific of $3.6 million.
Cost of license revenues decreased by $0.9 million during the three months ended December 31, 2018 as compared to the same period in the prior fiscal year, primarily as a result of lower third party technology costs. Overall, the gross margin percentage on license revenues remained stable at approximately 97%.
Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017
License revenues decreased by $3.8 million during the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $2.8 million. Geographically, the overall change was attributable to a decrease in Asia Pacific of $4.7 million and a decrease in EMEA of $3.0 million, partially offset by an increase in Americas of $3.8 million.
During the first six months of Fiscal 2019, we closed 71 license deals greater than $0.5 million, of which 24 deals were greater than $1.0 million. This is compared to 63 deals during the same period in Fiscal 2018, of which 23 deals were greater than $1.0 million.
Under Topic 606, we recognized an additional $18.2 million of license revenue during the first six months of Fiscal 2019 as compared to proforma license revenues if we still reported under Topic 605 for the same period (proforma Topic 605). Under proforma Topic 605, license revenues decreased by approximately $22.0 million during the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $2.6 million. Geographically, the overall change was attributable to a decrease in Americas of $8.6 million, a decrease in EMEA of $7.2 million and a decrease in Asia Pacific of $6.2 million.
Cost of license revenues remained stable during the six months ended December 31, 2018 as compared to the same period in the prior fiscal year. The gross margin percentage on license revenues also remained stable at approximately 96%.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Cloud Services and Subscriptions:
Americas	$145,217	$5,316	$139,901	$283,833	$15,119	$268,714
EMEA	53,962	5,139	48,823	102,681	10,426	92,255
Asia Pacific	20,054	657	19,397	40,802	(203)	41,005
Total Cloud Services and Subscriptions Revenues	219,233	11,112	208,121	427,316	25,342	401,974
Cost of Cloud Services and Subscriptions Revenues	88,698	(1,787)	90,485	176,401	1,782	174,619
GAAP-based Cloud Services and Subscriptions Gross Profit	$130,535	$12,899	$117,636	$250,915	$23,560	$227,355
GAAP-based Cloud Services and Subscriptions Gross Margin %	59.5%		56.5%	58.7%		56.6%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	66.2%		67.2%	66.4%		66.8%
EMEA	24.6%		23.5%	24.0%		23.0%
Asia Pacific	9.2%		9.3%	9.6%		10.2%
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
Cloud services and subscriptions revenues increased by $11.1 million during the three months ended December 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $2.1 million. Geographically, the overall change was attributable to an increase in Americas of $5.3 million, an increase in EMEA of $5.1 million and an increase in Asia Pacific of $0.7 million.
The number of Cloud services deals greater than $1.0 million that closed during the second quarter of Fiscal 2019 was 16 deals, compared to 14 deals in the second quarter of Fiscal 2018.
Under Topic 606, we recognized an additional $1.6 million of cloud services and subscriptions revenues during the second quarter of Fiscal 2019 as compared to proforma Topic 605 for the same period. Under proforma Topic 605, cloud services and subscriptions revenues increased by approximately $9.5 million during the three months ended December 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $2.1 million. Geographically, the overall change was attributable to an increase in Americas of $4.5 million, an increase in EMEA of $3.9 million and an increase in Asia Pacific of $1.1 million.
Cost of Cloud services and subscriptions revenues decreased by $1.8 million during the three months ended December 31, 2018 as compared to the same period in the prior fiscal year, primarily due to (i) a decrease in labour-related costs of approximately $2.4 million and (ii) a decrease in other miscellaneous costs of $0.1 million. These were partially offset by an increase in third party network usage fees of $0.7 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to approximately 59% from approximately 57%.
Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017
Cloud services and subscriptions revenues increased by $25.3 million during the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $2.2 million. Geographically, the overall change was attributable to an increase in Americas of $15.1 million, and an increase in EMEA of $10.4 million, partially offset by a decrease in Asia Pacific of $0.2 million.
The number of Cloud services deals greater than $1.0 million that closed during the first six months of Fiscal 2019 was 25 deals, compared to 21 deals in the first six months of Fiscal 2018.
Under Topic 606, we recognized an additional $2.1 million of cloud services and subscriptions revenues during the first six months of Fiscal 2019 as compared to proforma Topic 605 for the same period. Under proforma Topic 605, cloud services and subscriptions revenues increased by approximately $23.2 million during the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $2.2 million. Geographically, the overall change was attributable to an increase in Americas of $14.8 million, and an increase in EMEA of $8.0 million and an increase in Asia Pacific of $0.4 million.
Cost of Cloud services and subscriptions revenues increased by $1.8 million during the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, primarily due to (i) an increase in labour-related costs of approximately $1.0 million, (ii) an increase in third party network usage fees of $0.4 million and (iii) an increase in other miscellaneous costs of $0.4 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to approximately 59% from approximately 57%.
3)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, with customer renewal options. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the quarter ended December 31, 2018, our Customer support renewal rate was approximately 91%, stable compared with the Customer support renewal rate during the quarter ended December 31, 2017.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Customer Support Revenues:
Americas	$178,004	$(1,148)	$179,152	$356,391	$6,785	$349,606
EMEA	107,053	3,447	103,606	214,861	11,496	203,365
Asia Pacific	25,297	(15)	25,312	50,653	150	50,503
Total Customer Support Revenues	310,354	2,284	308,070	621,905	18,431	603,474
Cost of Customer Support Revenues	31,273	(1,844)	33,117	61,738	(4,149)	65,887
GAAP-based Customer Support Gross Profit	$279,081	$4,128	$274,953	$560,167	$22,580	$537,587
GAAP-based Customer Support Gross Margin %	89.9%		89.3%	90.1%		89.1%

% Customer Support Revenues by Geography:
Americas	57.4%		58.2%	57.3%		57.9%
EMEA	34.5%		33.6%	34.5%		33.7%
Asia Pacific	8.1%		8.2%	8.2%		8.4%
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
Customer support revenues increased by $2.3 million during the three months ended December 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $4.5 million. Geographically, the overall change was attributable to an increase in EMEA of $3.4 million, partially offset by a decrease in Americas of $1.1 million.
Under Topic 606, we recognized an additional $0.2 million of customer support revenues during the second quarter of Fiscal 2019 as compared to proforma Topic 605 for the same period. Under proforma Topic 605, customer support revenues increased by approximately $2.1 million during the three months ended December 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $4.5 million. Geographically, the overall change was attributable to an increase in EMEA of $3.3 million, partially offset by a decrease in Americas of $1.1 million and a decrease in Asia Pacific of $0.1 million.
Cost of Customer support revenues decreased by $1.8 million during the three months ended December 31, 2018 as compared to the same period in the prior fiscal year, due to a decrease in labour-related costs of approximately $2.1 million, partially offset by (i) an increase in other miscellaneous costs of $0.2 million and (ii) an increase in the installed base of third party products of approximately $0.1 million. Overall, the gross margin percentage on Customer support revenues increased to approximately 90% from approximately 89%.

Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017
Customer support revenues increased by $18.4 million during the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $4.4 million. Geographically, the overall change was attributable to an increase in EMEA of $11.5 million, an increase in Americas of $6.8 million and an increase in Asia Pacific of $0.2 million.
Under Topic 606, we recognized an additional $0.7 million of customer support revenues during the first six months of Fiscal 2019 as compared to proforma Topic 605 for the same period. Under proforma Topic 605, customer support revenues increased by approximately $17.7 million during the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $4.3 million. Geographically, the overall change was attributable to an increase in EMEA of $11.0 million and an increase in Americas of $6.7 million.
Cost of Customer support revenues decreased by $4.1 million during the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, due to (i) a decrease in labour-related costs of approximately $3.8 million, and (ii) a decrease in the installed base of third party products of approximately $0.5 million, partially offset by an increase in other miscellaneous costs of $0.1 million. Overall, the gross margin percentage on Customer support revenues increased to approximately 90% from approximately 89%.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Professional Service and Other Revenues:
Americas	$31,351	$(8,075)	$39,426	$64,415	$(11,836)	$76,251
EMEA	34,057	(1,732)	35,789	63,661	(378)	64,039
Asia Pacific	7,480	(275)	7,755	15,448	(431)	15,879
Total Professional Service and Other Revenues	72,888	(10,082)	82,970	143,524	(12,645)	156,169
Cost of Professional Service and Other Revenues	56,030	(8,856)	64,886	112,826	(11,488)	124,314
GAAP-based Professional Service and Other Gross Profit	$16,858	$(1,226)	$18,084	$30,698	$(1,157)	$31,855
GAAP-based Professional Service and Other Gross Margin %	23.1%		21.8%	21.4%		20.4%

% Professional Service and Other Revenues by Geography:
Americas	43.0%		47.5%	44.9%		48.8%
EMEA	46.7%		43.1%	44.4%		41.0%
Asia Pacific	10.3%		9.3%	10.7%		10.2%
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
Professional service and other revenues decreased by $10.1 million during the three months ended December 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $1.7 million. Geographically, the overall change was attributable to an decrease in Americas of $8.1 million, a decrease in EMEA of $1.7 million and a decrease in Asia Pacific of $0.3 million.
Professional service and other revenues under proforma Topic 605 were not materially different from that under Topic 606 as discussed above.
Cost of Professional service and other revenues decreased by $8.9 million during the three months ended December 31, 2018 as compared to the same period in the prior fiscal year, primarily as a result of a decrease in labour-related costs of approximately $8.4 million and a decrease in other miscellaneous costs of $0.5 million. Overall, the gross margin percentage on Professional service and other revenues increased to approximately 23% from approximately 22%.

Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017
Professional service and other revenues decreased by $12.6 million during the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $2.6 million. Geographically, the overall change was attributable to a decrease in Americas of $11.8 million, a decrease in Asia Pacific of $0.4 million and a decrease in EMEA of $0.4 million.
Professional service and other revenues under proforma Topic 605 were not materially different from those under Topic 606 as discussed above.
Cost of Professional service and other revenues decreased by $11.5 million during the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, primarily as a result of a decrease in labour-related costs of approximately $10.6 million and a decrease in other miscellaneous costs of $0.9 million. Overall, the gross margin percentage on Professional service and other revenues increased to approximately 21% from approximately 20%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Amortization of acquired technology-based intangible assets	$48,366	$1,238	$47,128	$95,843	$4,755	$91,088
Amortization of acquired technology-based intangible assets increased during the three months ended December 31, 2018 by $1.2 million, as compared to the same period in the prior fiscal year. This was due to an increase in amortization of $1.2 million, relating to newly acquired technology-based intangible assets from our recent acquisitions of Liaison and Hightail Inc. (Hightail).
Amortization of acquired technology-based intangible assets increased during the six months ended December 31, 2018 by $4.8 million, as compared to the same period in the prior fiscal year. This was due to an increase in amortization of $5.4 million, relating to newly acquired technology-based intangible assets from our recent acquisition of Liaison, as well as Hightail, Guidance Software Inc. (Guidance), and Covisint Corporation (Covisint), which were acquired during Fiscal 2018. The increase in amortization was partially offset by a reduction of $0.6 million, relating to intangible assets from certain previous acquisitions becoming fully amortized.
Operating Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Research and development	$75,753	$(4,370)	$80,123	$153,223	$(4,474)	$157,697
Sales and marketing	126,193	(2,958)	129,151	246,375	(5,391)	251,766
General and administrative	52,198	3,244	48,954	103,122	5,266	97,856
Depreciation	23,834	1,763	22,071	47,688	6,739	40,949
Amortization of acquired customer-based intangible assets	45,919	(349)	46,268	91,795	1,738	90,057
Special charges (recoveries)	9,380	8,665	715	32,691	13,945	18,746
Total operating expenses	$333,277	$5,995	$327,282	$674,894	$17,823	$657,071

% of Total Revenues:
Research and development	10.3%		10.9%	10.9%		11.5%
Sales and marketing	17.2%		17.6%	17.6%		18.3%
General and administrative	7.1%		6.7%	7.4%		7.1%
Depreciation	3.2%		3.0%	3.4%		3.0%
Amortization of acquired customer-based intangible assets	6.2%		6.3%	6.5%		6.5%
Special charges (recoveries)	1.3%		0.1%	2.3%		1.4%
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

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
	2019 and 2018	2019 and 2018
(In thousands)	Increase (decrease)	Increase (decrease)
Payroll and payroll-related benefits	$(34)	$5,372
Contract labour and consulting	(912)	(6,090)
Share-based compensation	(311)	(578)
Travel and communication	(344)	(506)
Facilities	(2,297)	(2,343)
Other miscellaneous	(472)	(329)
Total change in research and development expenses	$(4,370)	$(4,474)
Research and development expenses decreased by $4.4 million during the three months ended December 31, 2018 as compared to the same period in the prior fiscal year. This was primarily due to (i) a reduction in the use of facility and related resources of $2.3 million, (ii) a decrease in contract labour and consulting of $0.9 million and (iii) a decrease in share-based compensation expense of $0.3 million. Overall, our research and development expenses, as a percentage of total revenues, decreased slightly to approximately 10% from approximately 11%.
Research and development expenses decreased by $4.5 million during the six months ended December 31, 2018 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in contract labour and consulting of $6.1 million and a reduction in the use of facility and related resources of $2.3 million. These decreases were partially offset by an increase in payroll and payroll-related benefits of $5.4 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable at approximately 11%.
Our research and development labour resources increased by 370 employees, from 3,172 employees at December 31, 2017 to 3,542 employees at December 31, 2018.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
	2019 and 2018	2019 and 2018
(In thousands)	Increase (decrease)	Increase (decrease)
Payroll and payroll-related benefits	$(838)	$1,309
Commissions	(4,002)	(6,657)
Contract labour and consulting	980	(25)
Share-based compensation	119	(1,168)
Travel and communication	(1,892)	(2,966)
Marketing expenses	(602)	(2,020)
Facilities	711	1,248
Bad debt expense	2,805	4,445
Other miscellaneous	(239)	443
Total change in sales and marketing expenses	$(2,958)	$(5,391)
Sales and marketing expenses decreased by $3.0 million during the three months ended December 31, 2018 as compared to the same period in the prior fiscal year. This was primarily due to (i) a decrease in commissions expense of $4.0 million, of which approximately $3.6 million is the net result of the Company capitalizing more commission costs under Topic 606, whereas previously, under Topic 605, such costs would have been expensed as incurred, (ii) a decrease in travel and communication expenses of $1.9 million and (iii) a decrease in payroll and payroll-related benefits of $0.8 million. These decreases were partially offset by an increase in bad debt expense of $2.8 million. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to approximately 17% from approximately 18%.
Sales and marketing expenses decreased by $5.4 million during the six months ended December 31, 2018 as compared to the same period in the prior fiscal year. This was primarily due to (i) a decrease in commissions expense of $6.7 million, of which approximately $4.7 million is the net result of the Company capitalizing more commission expense under Topic 606, whereas previously, under Topic 605, such costs would have been expensed as incurred, (ii) a decrease in travel and communication expenses of $3.0 million, (iii) a decrease in marketing expenses of $2.0 million and (iv) a decrease in share-based compensation expense of $1.2 million. These were partially offset by (i) an increase in bad debt expense of $4.4 million,

(ii) an increase in payroll and payroll-related benefits of $1.3 million and (iii) an increase in the use of facility and related resources of $1.2 million. Overall, our sales and marketing expenses, as a percentage of total revenues, remained stable at approximately 18%.
Our sales and marketing labour resources increased by 16 employees, from 2,011 employees at December 31, 2017 to 2,027 employees at December 31, 2018.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
	2019 and 2018	2019 and 2018
(In thousands)	Increase (decrease)	Increase (decrease)
Payroll and payroll-related benefits	$166	$2,663
Contract labour and consulting	1,105	8
Share-based compensation	325	506
Travel and communication	(138)	440
Facilities	492	(24)
Other miscellaneous	1,294	1,673
Total change in general and administrative expenses	$3,244	$5,266
General and administrative expenses increased by $3.2 million during the three months ended December 31, 2018 as compared to the same period in the prior fiscal year. This was primarily due to a $1.1 million increase in contract labour and consulting. The remainder of the change was attributable to miscellaneous activities associated with the normal growth in our business operations. Overall, general and administrative expenses, as a percentage of total revenue, remained stable at approximately 7%.
General and administrative expenses increased by $5.3 million during the six months ended December 31, 2018 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $2.7 million. The remainder of the change was attributable to miscellaneous activities associated with normal growth in our business operations. Overall, general and administrative expenses, as a percentage of total revenue, remained stable at approximately 7%.
Our general and administrative labour resources increased by 52 employees, from 1,522 employees at December 31, 2017 to 1,574 employees at December 31, 2018.

Depreciation expenses:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Depreciation	$23,834	$1,763	$22,071	$47,688	$6,739	$40,949
Depreciation expenses increased during the three and six months ended December 31, 2018 by $1.8 million and $6.7 million, respectively, as compared to the same periods in the prior fiscal year. Depreciation expense remained relatively stable as a percentage of total revenue, at approximately 3%.
Amortization of acquired customer-based intangible assets:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Amortization of acquired customer-based intangible assets	$45,919	$(349)	$46,268	$91,795	$1,738	$90,057
Amortization of acquired customer-based intangible assets decreased during the three months ended December 31, 2018 by $0.3 million, as compared to the same period in the prior fiscal year. This was due to a reduction of $1.8 million relating to intangible assets from certain previous acquisitions becoming fully amortized, partially offset by an increase in amortization of $1.5 million, relating to newly acquired customer-based intangible assets from our recent acquisitions of Liaison and Hightail.

Amortization of acquired customer-based intangible assets increased during the six months ended December 31, 2018 by $1.7 million, as compared to the same period in the prior fiscal year. This was due to an increase in amortization of $5.0 million, relating to newly acquired customer-based intangible assets from our recent acquisition of Liaison, as well as of Hightail, Guidance and Covisint, which were acquired during Fiscal 2018. The increase in amortization was partially offset by a reduction of $3.3 million, relating to intangible assets from certain previous acquisitions becoming fully amortized.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Special charges (recoveries)	$9,380	$8,665	$715	$32,691	$13,945	$18,746
Special charges increased by $8.7 million during the three months ended December 31, 2018 as compared to the same period in the prior fiscal year. This was primarily due to (i) an increase in restructuring activities of $4.5 million, (ii) an increase in acquisition related costs of $2.0 million and (iii) an increase of $2.2 million relating to a lower net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain cases, becoming statute barred. The remainder of the change is due to miscellaneous items.
Special charges increased by $13.9 million during the six months ended December 31, 2018 as compared to the same period in the prior fiscal year. This was primarily due to (i) an increase in restructuring activities of $15.2 million and (ii) an increase of $2.2 million relating to a lower net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain cases, becoming statute barred. These increases were partially offset by a reduction in expense of $2.5 million relating to one-time system implementation costs. The remainder of the change is due to miscellaneous items.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Foreign exchange gains (losses)	$(5,216)	$(5,530)	$314	$(6,157)	$(15,265)	$9,108
OpenText share in net income (loss) of equity investees (note 8)	5,491	5,175	316	7,863	8,059	(196)
Gain on shares held in Guidance (1)	—	—	—	—	(841)	841
Gain from contractual settlement (2)	—	(5,000)	5,000	—	(5,000)	5,000
Other miscellaneous income (expense)	103	186	(83)	194	(824)	1,018
Total other income (expense), net	$378	$(5,169)	$5,547	$1,900	$(13,871)	$15,771
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Interest and other related expense, net	$33,613	$(791)	$34,404	$68,144	$(71)	$68,215
Interest and other related expense, net decreased by $0.8 million and $0.1 million during the three and six months ended December 31, 2018, respectively, as compared to the same periods in the prior fiscal year. This was primarily due an increase in interest income earned on cash balances held in anticipation of the acquisition of Liaison. Additionally, interest relating to the Revolver (as defined herein) decreased $2.8 million and $4.6 million, respectively. As of December 31, 2018, we have no outstanding balance on the Revolver nor was there activity during the six months ended December 31, 2018. These decreases were partially offset by additional interest incurred relating to Term Loan B (as defined herein) of $4.0 million and $7.4 million respectively.
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
Please also see Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2018.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2018	Change increase (decrease)	2017	2018	Change increase (decrease)	2017
Provision for (recovery of) income taxes	$36,236	$(16,910)	$53,146	$66,086	$(14,429)	$80,515
The effective tax rate decreased to a provision of 25.8% for the three months ended December 31, 2018, compared to 38.5% for the three months ended December 31, 2017. The decrease in tax expense of $16.9 million was primarily due to the reversal of accruals for undistributed United States earnings of $14.8 million, and the Fiscal 2018 impact of United States tax reform of $15.3 million which did not recur in Fiscal 2019, partially offset by an increase of $10.2 million arising on the introduction of the United States Base Erosion Avoidance Tax (“BEAT”) in Fiscal 2019, and an increase of $4.6 million relating to the tax impact of internal reorganizations of subsidiaries. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate decreased to a provision of 31.9% for the six months ended December 31, 2018, compared to 39.8% for the six months ended December 31, 2017. The decrease in tax expense of $14.4 million was primarily due the reversal of accruals for undistributed United States earnings of $14.8 million, and the Fiscal 2018 impact of United States tax reform of $15.3 million which did not recur in Fiscal 2019, offset by an increase of $11.7 million arising on the introduction of BEAT in Fiscal 2019, and an increase of $8.3 million relating to the tax impact of internal reorganizations of subsidiaries. The remainder of the difference was due to normal course movements and non-material items.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed the existing US tax laws, including a reduction in the federal corporate tax rate from 35% to 21%, and the transition of US international taxation from a worldwide tax system to a partially territorial tax system. As a result of the enactment of the legislation, the Company incurred a one-time tax expense of $19.0 million in the year ended June 30, 2018, primarily related to the transition tax on accumulated foreign earnings and the re-measurement of certain deferred tax assets and liabilities. There was a reduction of $0.9 million to this amount for the six months ended December 31, 2018, mainly attributable to evaluating the portion of our existing Alternative Minimum Tax (AMT) credit carryforwards expected to be refundable as a result of the repeal of corporate AMT. The portion of the tax expense attributable to the transition tax is payable over a period of up to eight years.
In accordance with Staff Accounting Bulletin 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118), the Company's final determination of the total one-time tax expense as a result of the enactment of the Tax Cuts and Jobs Act is $18.1 million.

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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented. Results for reporting periods commencing July 1, 2018 are presented under the new Topic 606 revenue standard, while prior period results continue to be reported under the previous standard. For more details relating to our adoption of Topic 606 please see Note 1 "Basis of Presentation" and Note 3 "Revenues" to our Condensed Consolidated Financial Statements.
Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2018
(in thousands except for per share data)

	Three Months Ended December 31, 2018
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$88,698		$(265)	(1)	$88,433
Customer support	31,273		(271)	(1)	31,002
Professional service and other	56,030		(358)	(1)	55,672
Amortization of acquired technology-based intangible assets	48,366		(48,366)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	507,209	69.0%	49,260	(3)	556,469	75.7%
Operating expenses
Research and development	75,753		(994)	(1)	74,759
Sales and marketing	126,193		(1,615)	(1)	124,578
General and administrative	52,198		(3,382)	(1)	48,816
Amortization of acquired customer-based intangible assets	45,919		(45,919)	(2)	—
Special charges (recoveries)	9,380		(9,380)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	173,932		110,550	(5)	284,482
Other income (expense), net	378		(378)	(6)	—
Provision for (recovery of) income taxes	36,236		(1,114)	(7)	35,122
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	104,432		111,286	(8)	215,718
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.39		$0.41	(8)	$0.80

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended December 31, 2018
		Per share diluted
GAAP-based net income, attributable to OpenText	$104,432	$0.39
Add:
Amortization	94,285	0.35
Share-based compensation	6,885	0.03
Special charges (recoveries)	9,380	0.03
Other (income) expense, net	(378)	—
GAAP-based provision for (recovery of) income taxes	36,236	0.13
Non-GAAP-based provision for income taxes	(35,122)	(0.13)
Non-GAAP-based net income, attributable to OpenText	$215,718	$0.80
Reconciliation of Adjusted EBITDA

Three Months Ended December 31, 2018
GAAP-based net income, attributable to OpenText	$104,432
Add:
Provision for (recovery of) income taxes	36,236
Interest and other related expense, net	33,613
Amortization of acquired technology-based intangible assets	48,366
Amortization of acquired customer-based intangible assets	45,919
Depreciation	23,834
Share-based compensation	6,885
Special charges (recoveries)	9,380
Other (income) expense, net	(378)
Adjusted EBITDA	$308,287

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2017
(in thousands except for per share data)

	Three Months Ended December 31, 2017
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$90,485		$(462)	(1)	$90,023
Customer support	33,117		(327)	(1)	32,790
Professional service and other	64,886		(603)	(1)	64,283
Amortization of acquired technology-based intangible assets	47,128		(47,128)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	494,202	67.3%	48,520	(3)	542,722	73.9%
Operating expenses
Research and development	80,123		(1,587)	(1)	78,536
Sales and marketing	129,151		(2,095)	(1)	127,056
General and administrative	48,954		(2,084)	(1)	46,870
Amortization of acquired customer-based intangible assets	46,268		(46,268)	(2)	—
Special charges (recoveries)	715		(715)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	166,920		101,269	(5)	268,189
Other income (expense), net	5,547		(5,547)	(6)	—
Provision for (recovery of) income taxes	53,146		(22,095)	(7)	31,051
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	85,111		117,817	(8)	202,928
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.32		$0.44	(8)	$0.76

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 38% and a Non-GAAP-based tax rate of approximately 13%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 13%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense. In addition, as a result of the changes in US tax reform legislation that was enacted on December 22, 2017 through the Tax Cuts and Jobs Act, the Company reassessed its Non-GAAP-based tax rate to be approximately 14% for the six months ended December 31, 2017, down from 15%. Pursuant to this, the Non-GAAP-based tax rate of approximately 13% for the three months ended December 31, 2017 includes a one-time cumulative catch up of recoveries and charges, as though the Company's Non-GAAP-based tax rate was 14% as of July 1, 2017.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended December 31, 2017
		Per share diluted
GAAP-based net income, attributable to OpenText	$85,111	$0.32
Add:
Amortization	93,396	0.35
Share-based compensation	7,158	0.03
Special charges (recoveries)	715	—
Other (income) expense, net	(5,547)	(0.02)
GAAP-based provision for (recovery of) income taxes	53,146	0.20
Non-GAAP-based provision for income taxes	(31,051)	(0.12)
Non-GAAP-based net income, attributable to OpenText	$202,928	$0.76
Reconciliation of Adjusted EBITDA

Three Months Ended December 31, 2017
GAAP-based net income, attributable to OpenText	$85,111
Add:
Provision for (recovery of) income taxes	53,146
Interest and other related expense, net	34,404
Amortization of acquired technology-based intangible assets	47,128
Amortization of acquired customer-based intangible assets	46,268
Depreciation	22,071
Share-based compensation	7,158
Special charges (recoveries)	715
Other (income) expense, net	(5,547)
Adjusted EBITDA	$290,454

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2018
(in thousands except for per share data)

	Six Months Ended December 31, 2018
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$176,401		$(582)	(1)	$175,819
Customer support	61,738		(571)	(1)	61,167
Professional service and other	112,826		(882)	(1)	111,944
Amortization of acquired technology-based intangible assets	95,843		(95,843)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	948,053	67.6%	97,878	(3)	1,045,931	74.6%
Operating expenses
Research and development	153,223		(2,353)	(1)	150,870
Sales and marketing	246,375		(3,416)	(1)	242,959
General and administrative	103,122		(5,636)	(1)	97,486
Amortization of acquired customer-based intangible assets	91,795		(91,795)	(2)	—
Special charges (recoveries)	32,691		(32,691)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	273,159		233,769	(5)	506,928
Other income (expense), net	1,900		(1,900)	(6)	—
Provision for (recovery of) income taxes	66,086		(4,656)	(7)	61,430
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	140,756		236,525	(8)	377,281
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.52		$0.88	(8)	$1.40

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 32% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2018
		Per share diluted
GAAP-based net income, attributable to OpenText	$140,756	$0.52
Add:
Amortization	187,638	0.70
Share-based compensation	13,440	0.05
Special charges (recoveries)	32,691	0.12
Other (income) expense, net	(1,900)	(0.01)
GAAP-based provision for (recovery of) income taxes	66,086	0.25
Non-GAAP-based provision for income taxes	(61,430)	(0.23)
Non-GAAP-based net income, attributable to OpenText	$377,281	$1.40
Reconciliation of Adjusted EBITDA

Six Months Ended December 31, 2018
GAAP-based net income, attributable to OpenText	$140,756
Add:
Provision for (recovery of) income taxes	66,086
Interest and other related expense, net	68,144
Amortization of acquired technology-based intangible assets	95,843
Amortization of acquired customer-based intangible assets	91,795
Depreciation	47,688
Share-based compensation	13,440
Special charges (recoveries)	32,691
Other (income) expense, net	(1,900)
Adjusted EBITDA	$554,543

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2017
(in thousands except for per share data)

	Six Months Ended December 31, 2017
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$174,619		$(984)	(1)	$173,635
Customer support	65,887		(656)	(1)	65,231
Professional service and other	124,314		(1,200)	(1)	123,114
Amortization of acquired technology-based intangible assets	91,088		(91,088)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	911,637	66.3%	93,928	(3)	1,005,565	73.1%
Operating expenses
Research and development	157,697		(3,213)	(1)	154,484
Sales and marketing	251,766		(5,183)	(1)	246,583
General and administrative	97,856		(4,157)	(1)	93,699
Amortization of acquired customer-based intangible assets	90,057		(90,057)	(2)	—
Special charges (recoveries)	18,746		(18,746)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	254,566		215,284	(5)	469,850
Other income (expense), net	15,771		(15,771)	(6)	—
Provision for (recovery of) income taxes	80,515		(24,286)	(7)	56,229
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	121,707		223,799	(8)	345,506
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.46		$0.84	(8)	$1.30

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2017
		Per share diluted
GAAP-based net income, attributable to OpenText	$121,707	$0.46
Add:
Amortization	181,145	0.68
Share-based compensation	15,393	0.06
Special charges (recoveries)	18,746	0.07
Other (income) expense, net	(15,771)	(0.06)
GAAP-based provision for (recovery of) income taxes	80,515	0.30
Non-GAAP-based provision for income taxes	(56,229)	(0.21)
Non-GAAP-based net income, attributable to OpenText	$345,506	$1.30

Reconciliation of Adjusted EBITDA

Six Months Ended December 31, 2017
GAAP-based net income, attributable to OpenText	$121,707
Add:
Provision for (recovery of) income taxes	80,515
Interest and other related expense, net	68,215
Amortization of acquired technology-based intangible assets	91,088
Amortization of acquired customer-based intangible assets	90,057
Depreciation	40,949
Share-based compensation	15,393
Special charges (recoveries)	18,746
Other (income) expense, net	(15,771)
Adjusted EBITDA	$510,899

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of December 31, 2018	Change increase (decrease)	As of June 30, 2018
Cash and cash equivalents	$595,069	$(87,873)	$682,942

	Six Months Ended December 31,
(In thousands)	2018	Change	2017
Cash provided by operating activities	$360,504	$127,072	$233,432
Cash used in investing activities	$(353,401)	$11,151	$(364,552)
Cash provided by (used in) financing activities	$(87,319)	$(243,233)	$155,914
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
As of December 31, 2018, we have provided $16.6 million (June 30, 2018—$28.5 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities increased by $127.1 million due to an increase in changes from working capital of $132.2 million, partially offset by a decrease in net income before the impact of non-cash items of $5.1 million. The increase in operating cash flow from changes in working capital was primarily due to the net impact of the following increases: (i) $83.0 million relating to a decrease in accounts receivable, (ii) $42.8 million relating to an increase in accounts payable and accrued liabilities, (iii) $17.9 million relating to a decrease in prepaid and other current assets, (iv) $15.7 million relating to an increase in income taxes payable and (v) $6.5 million relating to lower balances of other assets. These increases in operating cash flows were partially offset by decreases of (i) $20.3 million relating to lower deferred revenues and (ii) $13.4 million relating to higher contract assets.
During the second quarter of Fiscal 2019 our days sales outstanding (DSO) was 59 days, compared to a DSO of 63 days during the second quarter of Fiscal 2018. The per day impact of our DSO in the second quarters of Fiscal 2019 and Fiscal 2018 on our cash flows was $8.2 million, respectively. In arriving at DSO, we exclude contract assets as these are assets that we do not have an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by $11.2 million, primarily due to a decrease of $22.5 million in additions of property and equipment, partially offset by an increase in consideration paid for acquisitions during the first half of Fiscal 2019, when we closed the acquisition of Liaison, as compared to the same period in Fiscal 2018, when we closed the acquisitions of Guidance and Covisint.

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
Cash flows used in financing activities increased by $243.2 million, primarily due to (i) proceeds from drawings on the Revolver of $200.0 million during the first quarter of Fiscal 2018 that did not reoccur during Fiscal 2019, (ii) $25.4 million paid to repurchase shares for potential reissuance under our long-term incentive plans, (iii) an additional $11.3 million in dividend payments to our shareholders, and (iv) a reduction of $5.3 million relating to less cash collected from the issuance of Common Shares for the exercise of options and the OpenText Employee Share Purchase Plan (ESPP). The remainder of the change was due to miscellaneous items.
Cash Dividends
During the three and six months ended December 31, 2018, we declared and paid cash dividends of $0.1518 and $0.3036 per Common Share, respectively, that totaled $40.7 million and $81.2 million, respectively. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of the Board. See Item 5 "Dividend Policy" in our Annual Report on Form 10-K for Fiscal 2018 for more information.
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
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of December 31, 2018, the outstanding balance on the Term Loan B bears an interest rate of approximately 4.09%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of December 31, 2018, our consolidated net leverage ratio was 1.9:1.
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
As of December 31, 2018, we have no outstanding balance on the Revolver. There was no activity during the three and six months ended December 31, 2018 and we recorded no interest expense.
During the three and six months ended December 31, 2017, we drew down nil and $200 million, respectively, from the Revolver, partially to finance acquisitions, and recorded interest expense of $2.8 million and $4.6 million, respectively, relating to amounts drawn on the Revolver.
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
Pensions
As of December 31, 2018, our total unfunded pension plan obligations were $67.5 million, of which $2.2 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.

Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2019 (six months ended June 30)	$319	$500	$59
2020	682	1,006	118
2021	780	1,034	216
2022	868	1,041	246
2023	974	1,044	205
2024 to 2028	5,856	5,367	1,158
Total	$9,479	$9,992	$2,002
For a detailed discussion on pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of December 31, 2018, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2019— June 30, 2019	July 1, 2019— June 30, 2021	July 1, 2021— June 30, 2023	July 1, 2023 and beyond
Long-term debt obligations (1)	$3,475,803	$72,876	$291,254	$1,089,481	$2,022,192
Operating lease obligations (2)	335,657	36,345	121,737	74,342	103,233
Purchase obligations	15,730	6,300	9,064	366	—
	$3,827,190	$115,521	$422,055	$1,164,189	$2,125,425
(1) Includes interest up to maturity and principal payments. Please see note 10 "Long-Term Debt" for more details.
(2) Net of $33.1 million of sublease income to be received from properties which we have subleased to third parties.
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
We previously disclosed that, as part of these examinations, on July 17, 2015 we received from the IRS an initial Notice of Proposed Adjustment (NOPA) in draft form, that, as revised by the IRS on July 11, 2018 proposes a one-time approximately $335 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 (the 2010 NOPA), plus penalties equal to 20% of the additional proposed taxes for Fiscal 2010, and interest at the applicable statutory rate published by the IRS.
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
On January 7, 2019, we received from the IRS official notification of proposed adjustments to our taxable income for Fiscal 2010 and Fiscal 2012, together with the 2010 NOPA and 2012 NOPA in final form. In each case, such documentation was as expected and on substantially the same terms as provided for in the previously disclosed respective draft NOPAs, with the exception of an additional proposed penalty as part of the 2012 NOPA.
A NOPA is an IRS position and does not impose an obligation to pay tax. We continue to strongly disagree with the IRS’ positions within the NOPAs and we are vigorously contesting the proposed adjustments to our taxable income, along with any proposed penalties and interest.
As of our receipt of the final 2010 NOPA and 2012 NOPA, our estimated potential aggregate liability, as proposed by the IRS, including additional state income taxes plus penalties and interest that may be due, was approximately $770 million, comprised of approximately $455 million in U.S. federal and state taxes, approximately $130 million of penalties, and approximately $185 million of interest. Interest will continue to accrue at the applicable statutory rates until the matter is resolved and may be substantial.
As previously disclosed and noted above, we strongly disagree with the IRS’ positions and we are vigorously contesting the proposed adjustments to our taxable income, along with the proposed penalties and interest. We are examining various alternatives available to taxpayers to contest the proposed adjustments, including through IRS Appeals and U.S. Federal court. Any such alternatives could involve a lengthy process and result in the incurrence of significant expenses. As of the date of this Quarterly Report on Form 10-Q, we have not recorded any material accruals in respect of these examinations in our Condensed Consolidated Financial Statements. An adverse outcome of these tax examinations could have a material adverse effect on our financial position and results of operations.
For additional information regarding the history of this IRS matter, please see Note 13 "Guarantees and Contingencies" in our Annual Report on Form 10-K for Fiscal 2018.

CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012 and Fiscal 2013. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of December 31, 2018, in connection with the CRA's reassessments for Fiscal 2012 and Fiscal 2013 to be limited to penalties and interest that may be due of approximately $23 million.
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
GXS Brazil Matter
Historically, prior to our acquisition of GXS Group, Inc. (GXS), GXS would charge certain costs to its subsidiaries, including GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $1.5 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
As of December 31, 2018, we had an outstanding balance of $992.5 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of December 31, 2018, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.9 million, assuming that the loan balance as of December 31, 2018 is outstanding for the entire period (June 30, 2018—$10.0 million).

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
Based on the foreign exchange forward contracts outstanding as of December 31, 2018, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.5 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2018—$0.5 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of December 31, 2018 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at December 31, 2018	U.S. Dollar Equivalent at June 30, 2018
Euro	$79,643	$120,346
British Pound	28,606	31,211
Canadian Dollar	17,194	24,590
Swiss Franc	73,923	52,652
Other foreign currencies	102,054	117,459
Total cash and cash equivalents denominated in foreign currencies	301,420	346,258
U.S. dollar	293,649	336,684
Total cash and cash equivalents	$595,069	$682,942
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $30.1 million (June 30, 2017—$34.6 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".

Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2018

Period		(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/18 to 10/31/18		—	$—	—	—
11/01/18 to 11/30/18	(1)	370,265	$34.61	—	—
12/01/18 to 12/31/18		—	$—	—	—
Total		370,265	$34.61	—	—

(1) Represents Common Shares repurchased in the open market and held in trust for the purpose of potential reissuance under our LTIP or other plans. For more details, please see "Treasury Stock" under note 12 "Share Capital, Option Plans and Share-based Payments" to our Condensed Consolidated Financial Statements.

Item 6.    Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
10.1	OpenText Corporation Directors' Deferred Share Unit Plan, as amended and restated October 30, 2018
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL taxonomy extension schema.
101.CAL	XBRL taxonomy extension calculation linkbase.
101.DEF	XBRL taxonomy extension definition linkbase.
101.LAB	XBRL taxonomy extension label linkbase.
101.PRE	XBRL taxonomy extension presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: January 31, 2019

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ADITYA MAHESHWARI
Aditya Maheshwari Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)