Form 10-Q
period 2019-03-31
OPEN TEXT CORP
filed 2019-05-01
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐
Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 29, 2019, there were 269,485,670 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	March 31, 2019	June 30, 2018
ASSETS	(unaudited)
Cash and cash equivalents	$765,224	$682,942
Accounts receivable trade, net of allowance for doubtful accounts of $16,946 as of March 31, 2019 and $9,741 as of June 30, 2018 (note 4)	478,264	487,956
Contract assets (note 3)	19,737	—
Income taxes recoverable (note 14)	39,041	55,623
Prepaid expenses and other current assets	96,048	101,059
Total current assets	1,398,314	1,327,580
Property and equipment (note 5)	241,974	264,205
Long-term contract assets (note 3)	15,794	—
Goodwill (note 6)	3,772,112	3,580,129
Acquired intangible assets (note 7)	1,233,136	1,296,637
Deferred tax assets (note 14)	1,035,481	1,122,729
Other assets (note 8)	135,159	111,267
Deferred charges	—	38,000
Long-term income taxes recoverable (note 14)	32,667	24,482
Total assets	$7,864,637	$7,765,029
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$295,749	$302,154
Current portion of long-term debt (note 10)	10,000	10,000
Deferred revenues	664,208	644,211
Income taxes payable (note 14)	45,124	38,234
Total current liabilities	1,015,081	994,599
Long-term liabilities:
Accrued liabilities (note 9)	50,714	52,827
Deferred credits	—	2,727
Pension liability (note 11)	71,563	65,719
Long-term debt (note 10)	2,606,283	2,610,523
Deferred revenues	50,905	69,197
Long-term income taxes payable (note 14)	178,775	172,241
Deferred tax liabilities (note 14)	52,944	79,938
Total long-term liabilities	3,011,184	3,053,172
Shareholders’ equity:
Share capital and additional paid-in capital (note 12)
269,274,185 and 267,651,084 Common Shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively; authorized Common Shares: unlimited	1,751,811	1,707,073
Accumulated other comprehensive income	25,418	33,645
Retained earnings	2,088,858	1,994,235
Treasury stock, at cost (806,704 shares at March 31, 2019 and 690,336 shares at June 30, 2018, respectively)	(28,898)	(18,732)
Total OpenText shareholders' equity	3,837,189	3,716,221
Non-controlling interests	1,183	1,037
Total shareholders’ equity	3,838,372	3,717,258
Total liabilities and shareholders’ equity	$7,864,637	$7,765,029
Guarantees and contingencies (note 13)
Related party transactions (note 21)
Subsequent event (note 22)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenues:
License	$98,721	$84,113	$308,364	$297,588
Cloud services and subscriptions	238,607	209,102	665,923	611,076
Customer support	310,762	312,279	932,667	915,753
Professional service and other	71,056	80,385	214,580	236,554
Total revenues	719,146	685,879	2,121,534	2,060,971
Cost of revenues:
License	2,692	3,098	10,219	10,645
Cloud services and subscriptions	103,873	94,195	280,274	268,814
Customer support	31,844	33,770	93,582	99,657
Professional service and other	56,626	64,179	169,452	188,493
Amortization of acquired technology-based intangible assets (note 7)	44,596	47,303	140,439	138,391
Total cost of revenues	239,631	242,545	693,966	706,000
Gross profit	479,515	443,334	1,427,568	1,354,971
Operating expenses:
Research and development	84,905	83,396	238,128	241,093
Sales and marketing	132,244	129,876	378,619	381,642
General and administrative	51,833	54,794	154,955	152,650
Depreciation	25,028	23,093	72,716	64,042
Amortization of acquired customer-based intangible assets (note 7)	48,832	46,762	140,627	136,819
Special charges (recoveries) (note 17)	796	2,644	33,487	21,390
Total operating expenses	343,638	340,565	1,018,532	997,636
Income from operations	135,877	102,769	409,036	357,335
Other income (expense), net	5,065	11,140	6,965	26,911
Interest and other related expense, net	(35,607)	(34,980)	(103,751)	(103,195)
Income before income taxes	105,335	78,929	312,250	281,051
Provision for (recovery of) income taxes (note 14)	32,542	20,129	98,628	100,644
Net income for the period	$72,793	$58,800	$213,622	$180,407
Net (income) loss attributable to non-controlling interests	(31)	(6)	(104)	94
Net income attributable to OpenText	$72,762	$58,794	$213,518	$180,501
Earnings per share—basic attributable to OpenText (note 20)	$0.27	$0.22	$0.80	$0.68
Earnings per share—diluted attributable to OpenText (note 20)	$0.27	$0.22	$0.79	$0.68
Weighted average number of Common Shares outstanding—basic (in '000's)	268,991	266,572	268,511	265,619
Weighted average number of Common Shares outstanding—diluted (in '000's)	270,030	267,764	269,606	266,954
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net income for the period	$72,793	$58,800	$213,622	$180,407
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	3,189	3,823	(3,749)	3,283
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of $222 and ($338) for the three months ended March 31, 2019 and 2018, respectively; ($274) and $65 for the nine months ended March 31, 2019 and 2018, respectively	615	(935)	(760)	182
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of $124 and ($112) for the three months ended March 31, 2019 and 2018, respectively; $425 and ($540) for the nine months ended March 31, 2019 and 2018, respectively	346	(311)	1,179	(1,499)
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of ($1,177) and $413 for the three months ended March 31, 2019 and 2018, respectively; ($1,390) and $177 for the nine months ended March 31, 2019 and 2018, respectively	(4,785)	1,648	(5,109)	1,485
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $78 and $45 for the three months ended March 31, 2019 and 2018, respectively; $223 and $130 for the nine months ended March 31, 2019 and 2018, respectively	82	64	212	176
Release of unrealized gain on marketable securities - net of tax effect of nil	—	—	—	(617)
Total other comprehensive income (loss) net, for the period	(553)	4,289	(8,227)	3,010
Total comprehensive income	72,240	63,089	205,395	183,417
Comprehensive (income) loss attributable to non-controlling interests	(31)	(6)	(104)	94
Total comprehensive income attributable to OpenText	$72,209	$63,083	$205,291	$183,511
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Nine Months Ended March 31, 2019
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2018	267,651	$1,707,073	(691)	$(18,732)	$1,994,235	$33,645	$1,037	$3,717,258
Adoption of ASU 2016-16 - cumulative effect	—	—	—	—	(26,780)	—	—	(26,780)
Adoption of Topic 606 - cumulative effect	—	—	—	—	29,786	—	—	29,786
Issuance of Common Shares
Under employee stock option plans	494	12,431	—	—	—	—	—	12,431
Under employee stock purchase plans	187	5,569	—	—	—	—	—	5,569
Share-based compensation	—	6,555	—	—	—	—	—	6,555
Purchase of treasury stock	—	—	(304)	(11,719)	—	—	—	(11,719)
Issuance of treasury stock	—	(70)	3	70	—	—	—	—
Dividends declared ($0.1518 per Common Share)	—	—	—	—	(40,466)	—	—	(40,466)
Other comprehensive income - net	—	—	—	—	—	(1,389)	—	(1,389)
Non-controlling interest	—	(625)	—	—	—	—	42	(583)
Net income for the quarter	—	—	—	—	36,324	—	44	36,368
Balance as of September 30, 2018	268,332	$1,730,933	(992)	$(30,381)	$1,993,099	$32,256	$1,123	$3,727,030
Issuance of Common Shares
Under employee stock option plans	62	1,740	—	—	—	—	—	1,740
Under employee stock purchase plans	175	5,696	—	—	—	—	—	5,696
Share-based compensation	—	6,885	—	—	—	—	—	6,885
Purchase of treasury stock	—	—	(370)	(12,815)	—	—	—	(12,815)
Issuance of treasury stock	—	(13,955)	545	13,955	—	—	—	—
Dividends declared ($0.1518 per Common Share)	—	—	—	—	(40,700)	—	—	(40,700)
Other comprehensive income - net	—	—	—	—	—	(6,285)	—	(6,285)
Net income for the quarter	—	—	—	—	104,432	—	29	104,461
Balance as of December 31, 2018	268,569	$1,731,299	(817)	$(29,241)	$2,056,831	$25,971	$1,152	$3,786,012
Issuance of Common Shares
Under employee stock option plans	544	11,661	—	—	—	—	—	11,661
Under employee stock purchase plans	161	4,447	—	—	—	—	—	4,447
Share-based compensation	—	6,712	—	—	—	—	—	6,712
Purchase of treasury stock	—	—	(52)	(1,965)	—	—	—	(1,965)
Issuance of treasury stock	—	(2,308)	62	2,308	—	—	—	—
Dividends declared ($0.1518 per Common Share)	—	—	—	—	(40,735)	—	—	(40,735)
Other comprehensive income - net	—	—	—	—	—	(553)	—	(553)
Net income for the quarter	—	—	—	—	72,762	—	31	72,793
Balance as of March 31, 2019	269,274	$1,751,811	(807)	$(28,898)	$2,088,858	$25,418	$1,183	$3,838,372

	Nine Months Ended March 31, 2018
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2017	264,060	$1,613,454	(1,102)	$(27,520)	$1,897,624	$48,800	$961	$3,533,319
Issuance of Common Shares
Under employee stock option plans	1,048	16,154	—	—	—	—	—	16,154
Under employee stock purchase plans	180	4,837	—	—	—	—	—	4,837
Share-based compensation	—	8,235	—	—	—	—	—	8,235
Issuance of treasury stock	—	(178)	9	178	—	—	—	—
Dividends declared ($0.1320 per Common Share)	—	—	—	—	(35,017)	—	—	(35,017)
Other comprehensive income - net	—	—	—	—	—	718	—	718
Net income for the quarter	—	—	—	—	36,596	—	94	36,690
Balance as of September 30, 2017	265,288	$1,642,502	(1,093)	$(27,342)	$1,899,203	$49,518	$1,055	$3,564,936
Issuance of Common Shares
Under employee stock option plans	145	$3,374	—	$—	$—	$—	$—	$3,374
Under employee stock purchase plans	193	5,275	—	—	—	—	—	5,275
Share-based compensation	—	7,158	—	—	—	—	—	7,158
Issuance of treasury stock	—	(8,092)	379	8,092	—	—	—	—
Dividends declared ($0.1320 per Common Share)	—	—	—	—	(34,811)	—	—	(34,811)
Other comprehensive income - net	—	—	—	—	—	(1,997)	—	(1,997)
Net income for the quarter	—	—	—	—	85,111	—	(194)	84,917
Balance as of December 31, 2017	265,626	$1,650,217	(714)	$(19,250)	$1,949,503	$47,521	$861	$3,628,852
Issuance of Common Shares
Under employee stock option plans	1,490	30,595	—	—	—	—	—	30,595
Under employee stock purchase plans	150	4,532	—	—	—	—	—	4,532
Share-based compensation	—	5,080	—	—	—	—	—	5,080
Issuance of treasury stock	—	(427)	20	427	—	—	—	—
Dividends declared ($0.1320 per Common Share)	—	—	—	—	(35,168)	—	—	(35,168)
Other comprehensive income - net	—	—	—	—	—	4,289	—	4,289
Net income for the quarter	—	—	—	—	58,794	—	6	58,800
Balance as of March 31, 2018	267,266	$1,689,997	(694)	$(18,823)	$1,973,129	$51,810	$867	$3,696,980
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income for the period	$213,622	$180,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	353,782	339,252
Share-based compensation expense	20,152	20,473
Pension expense	3,412	2,834
Amortization of debt issuance costs	3,234	3,835
Amortization of deferred charges and credits	—	3,175
Loss on sale and write down of property and equipment	9,438	489
Release of unrealized gain on marketable securities to income	—	(841)
Deferred taxes	11,307	62,640
Share in net (income) loss of equity investees	(10,652)	503
Changes in operating assets and liabilities:
Accounts receivable	52,777	(55,698)
Contract assets	(28,872)	—
Prepaid expenses and other current assets	(495)	(10,535)
Income taxes and deferred charges and credits	21,006	(22,068)
Accounts payable and accrued liabilities	(30,644)	(92,278)
Deferred revenue	24,134	74,704
Other assets	4,300	(2,871)
Net cash provided by operating activities	646,501	504,021
Cash flows from investing activities:
Additions of property and equipment	(50,432)	(83,038)
Purchase of Catalyst Repository Systems Inc.	(70,800)	—
Purchase of Liaison Technologies, Inc.	(310,644)	—
Purchase of Hightail, Inc., net of cash acquired	—	(20,466)
Purchase of Guidance Software, Inc., net of cash acquired	(2,279)	(229,275)
Purchase of Covisint Corporation, net of cash acquired	—	(71,279)
Other investing activities	(8,204)	(11,179)
Net cash used in investing activities	(442,359)	(415,237)
Cash flows from financing activities:
Proceeds from long-term debt and Revolver	—	200,000
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	42,097	66,064
Repayment of long-term debt and Revolver	(7,500)	(105,820)
Debt issuance costs	(322)	—
Purchase of Treasury Stock	(26,499)	—
Purchase of non-controlling interests	(583)	—
Payments of dividends to shareholders	(121,901)	(104,996)
Net cash provided by (used in) financing activities	(114,708)	55,248
Foreign exchange gain (loss) on cash held in foreign currencies	(3,909)	17,703
Increase (decrease) in cash, cash equivalents and restricted cash during the period	85,525	161,735
Cash, cash equivalents and restricted cash at beginning of the period	683,991	446,210
Cash, cash equivalents and restricted cash at end of the period	$769,516	$607,945

Reconciliation of cash, cash equivalents and restricted cash:	March 31, 2019	March 31, 2018
Cash and cash equivalents	$765,224	$605,497
Restricted cash included in Other assets	4,292	2,448
Total Cash, cash equivalents and restricted cash	$769,516	$607,945
Supplemental cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2019
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa) and EC1 Pte. Ltd. (GXS Singapore), which as of March 31, 2019, were 70% and 81% owned, respectively, by OpenText. All inter-company balances and transactions have been eliminated.
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
These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Liaison Technologies, Inc. (Liaison), with effect from December 17, 2018, and Catalyst Repository Systems Inc. (Catalyst), with effect from January 31, 2019 (see note 18 "Acquisitions").
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
Income Taxes
Effective July 1, 2018, we adopted Accounting Standards Update (ASU) No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" (ASU 2016-16) which requires entities to recognize the income tax consequence of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. We adopted ASU 2016-16 on a modified retrospective basis through a cumulative-effect adjustment to opening retained earnings. Results for reporting periods effective as of July 1, 2018 are presented under the new standard, while prior period results continue to be reported under the previous standard. As a result of this adoption, we recorded a net decrease of approximately $27 million to retained earnings as of July 1, 2018 on the Condensed Consolidated Balance Sheets, with the following corresponding impacts:

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

	Nine Months Ended March 31, 2018
	As Previously Reported	Adjustments	As Adjusted

Net cash provided by operating activities	$504,426	$(405)	$504,021

Cash, cash equivalents and restricted cash at beginning of period	443,357	2,853	446,210
Increase (decrease) in cash, cash equivalents and restricted cash during the period	162,140	(405)	161,735
Cash, cash equivalents and restricted cash at end of period	$605,497	$2,448	$607,945

There was no impact to the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Shareholders' Equity or Condensed Consolidated Statements of Comprehensive Income as a result of this adoption.
Pension Expense
Effective July 1, 2018, we adopted ASU No. 2017-07, “Retirement Benefits - Presentation of Net Period Pension Costs (Topic 715)” (ASU 2017-07), which provides guidance on the capitalization, presentation and disclosure of net benefit costs related to postretirement benefit plans. Upon adoption, only service-related net periodic pension costs will be recorded within operating expense. All other non-service related net periodic pension costs will be classified under "Interest and other related expense" on our Condensed Consolidated Statements of Income. We adopted ASU 2017-07 on a retrospective basis. As a result, certain prior period comparative figures in the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2018 have been adjusted to conform to current period presentation as follows:

	Three Months Ended March 31, 2018			Nine Months Ended March 31, 2018
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Cost of revenues - Cloud services	$94,264	$(69)	$94,195	$269,012	$(198)	$268,814
Cost of revenues - Customer Support	$33,820	$(50)	$33,770	$99,805	$(148)	$99,657
Cost of revenues - Professional service and other	$64,246	$(67)	$64,179	$188,690	$(197)	$188,493
Total cost of revenues	$242,731	$(186)	$242,545	$706,543	$(543)	$706,000
Gross profit	$443,148	$186	$443,334	$1,354,428	$543	$1,354,971
Research and Development	$83,522	$(126)	$83,396	$241,455	$(362)	$241,093
Sales and Marketing	$129,987	$(111)	$129,876	$381,951	$(309)	$381,642
General and administrative	$54,817	$(23)	$54,794	$152,717	$(67)	$152,650
Total operating expense	$340,825	$(260)	$340,565	$998,374	$(738)	$997,636
Income from operations	$102,323	$446	$102,769	$356,054	$1,281	$357,335
Interest and other related expense, net	$(34,534)	$(446)	$(34,980)	$(101,914)	$(1,281)	$(103,195)

There was no change to net income or net earnings per share in any of the periods presented as a result of this adoption. Additionally, there was no impact to the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Shareholders' Equity or Condensed Consolidated Statements of Cash Flows as a result of this adoption.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” and issued subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 supersedes the guidance in former ASC Topic 840 “Leases”. Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. For OpenText, the most significant change will result in the recognition of lease assets for the right to use the underlying asset and lease liabilities for the obligation to make lease payments by lessees, for those leases classified as operating leases under current guidance. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows related to leases. Topic 842 is effective for us in the first quarter of our fiscal year ending June 30, 2020, with early adoption permitted. Topic 842 is required to be adopted using a modified retrospective method with an option to adopt using a transition method that allows entities to initially apply the new lease standard at the adoption date and if there is a need, recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We expect to adopt Topic 842 using this optional transition method. Upon adoption, we also expect to elect the transition package of permitted practical expedients, which among other things, allows the carryforward of the historical lease classification. Furthermore, upon adoption, we expect to make an accounting policy election that will keep leases with an initial term of 12 months or less off our Consolidated Balance Sheets and we will recognize these short-term lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.
While we are still currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements, we expect the majority of the impact of adopting Topic 842 to come from our facility leases, and that most of our operating lease commitments will be recognized as right-of-use assets and operating lease liabilities, which will increase our total assets and total liabilities, as reported on our Condensed Consolidated Balance Sheets, relative to such amounts prior to adoption.

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
Other policies
Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days of the invoice date. In certain arrangements, we will receive payment from a customer either before or after the performance obligation to which the invoice relates has been satisfied. As a practical expedient, we do not account for significant financing components if the period between when we transfer the promised good or service to the customer and when the customer pays for the product or service will be one year or less. On that basis, our contracts for license and maintenance typically do not contain a significant financing component, however in determining the transaction price we consider whether we need to adjust the promised consideration for the effects of the time value of money if the timing of payments provides either the customer or OpenText with a significant benefit of financing. Our managed services contracts may not include an upfront charge for outsourced professional services performed as part of an implementation and are recovered through an ongoing fee. Therefore, these contracts may be expected to have a financing component associated with revenue being recognized in advance of billings.
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

Disaggregation of Revenue
The following table disaggregates our revenue by significant geographic area, based on the location of our end customer, and by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
Total Revenues by Geography:
Americas (1)	$436,873	$1,246,909
EMEA (2)	216,287	674,699
Asia Pacific (3)	65,986	199,926
Total Revenues	$719,146	$2,121,534

Total Revenues by Type of Performance Obligation:
Recurring revenue (4)
Cloud services and subscriptions revenue	$238,607	$665,923
Customer support revenue	310,762	932,667
Total recurring revenues	$549,369	$1,598,590
License revenue (perpetual, term and subscriptions)	98,721	308,364
Professional service and other revenue	71,056	214,580
Total revenues	$719,146	$2,121,534

Total Revenues by Timing of Revenue Recognition
Point in time	98,721	308,364
Over time (including professional service and other revenue)	620,425	1,813,170
Total revenues	$719,146	$2,121,534
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of March 31, 2019	As of July 1, 2018
Short-term contract assets	$19,737	$5,474
Long-term contract assets	$15,794	$12,382
Short-term deferred revenue	$664,208	$618,197
Long-term deferred revenue	$50,905	$64,743

The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the nine months ended March 31, 2019, we reclassified $11.2 million of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three and nine months ended March 31, 2019, there was no material impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the nine months ended March 31, 2019 that was included in the deferred revenue balances at July 1, 2018 was approximately $576 million.
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
The following table summarizes the changes since July 1, 2018:

Capitalized costs to obtain a contract as of July 1, 2018	$35,151
New capitalized costs incurred	16,157
Amortization of capitalized costs	(6,843)
Adjustments on account of foreign exchange	(169)
Capitalized costs to obtain a contract as of March 31, 2019	$44,296

During the three and nine months ended March 31, 2019, respectively, there was no material impairment loss recognized in relation to costs capitalized.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2019, approximately $1.1 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 40% over the next 12 months and the remaining balance thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.
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

Condensed Consolidated Balance Sheet

	As of March 31, 2019
	As reported under Topic 606	Adjustments	Proforma as if Topic 605 was in effect
ASSETS
Contract assets	$19,737	$(19,737)	$—
Prepaid expenses and other current assets	96,048	6,350	102,398
Total current assets	1,398,314	(13,387)	1,384,927
Long-term contract assets	15,794	(15,794)	—
Deferred tax assets	1,035,481	15,663	1,051,144
Other assets	135,159	(5,665)	129,494
Total assets	$7,864,637	$(19,183)	$7,845,454
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$295,749	$(34)	$295,715
Deferred revenues	664,208	26,355	690,563
Total current liabilities	1,015,081	26,321	1,041,402
Long-term liabilities:
Deferred revenues	50,905	28,624	79,529
Deferred tax liabilities	52,944	(7,702)	45,242
Total long-term liabilities	3,011,184	20,922	3,032,106
Shareholders’ equity:
Accumulated other comprehensive income	25,418	186	25,604
Retained earnings	2,088,858	(66,612)	2,022,246
Total OpenText shareholders' equity	3,837,189	(66,426)	3,770,763
Non-controlling interests	1,183	—	1,183
Total shareholders’ equity	3,838,372	(66,426)	3,771,946
Total liabilities and shareholders’ equity	$7,864,637	$(19,183)	$7,845,454

Condensed Consolidated Statements of Income

	Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
	As reported under Topic 606	Adjustments	Proforma as if Topic 605 was in effect	As reported under Topic 606	Adjustments	Proforma as if Topic 605 was in effect
Revenues:
License	$98,721	$(17,285)	$81,436	$308,364	$(35,496)	$272,868
Cloud services and subscriptions	238,607	(3,087)	235,520	665,923	(5,225)	660,698
Customer support	310,762	(415)	310,347	932,667	(1,155)	931,512
Professional service and other	71,056	16	71,072	214,580	(29)	214,551
Total revenues	719,146	(20,771)	698,375	2,121,534	(41,905)	2,079,629
Cost of revenues:
Cloud services and subscriptions	103,873	(381)	103,492	280,274	29	280,303
Professional service and other	56,626	4	56,630	169,452	4	169,456
Total cost of revenues	239,631	(377)	239,254	693,966	33	693,999
Gross profit	479,515	(20,394)	459,121	1,427,568	(41,938)	1,385,630
Operating expenses:
Sales and marketing	132,244	2,256	134,500	378,619	6,981	385,600
Total operating expenses	343,638	2,256	345,894	1,018,532	6,981	1,025,513
Income from operations	135,877	(22,650)	113,227	409,036	(48,919)	360,117
Interest and other related expense, net	(35,607)	(214)	(35,821)	(103,751)	(584)	(104,335)
Income before income taxes	105,335	(22,864)	82,471	312,250	(49,503)	262,747
Provision for (recovery of) income taxes	32,542	(5,937)	26,605	98,628	(12,677)	85,951
Net income for the period	$72,793	$(16,927)	$55,866	$213,622	$(36,826)	$176,796
The adjustment on license revenue for the three and nine months ended March 31, 2019 of $17.3 million and $35.5 million, respectively, is primarily due to new contracts entered into during Fiscal 2019 for which a timing difference of revenue recognition exists between Topic 606 and Topic 605. See above for an explanation of how license revenues are recognized under Topic 606. The Fiscal 2019 contracts pertaining to the respective adjustments are recognized up front under Topic 606, whereas such revenues would have been recognized over time under Topic 605.
Condensed Consolidated Statement of Cash Flows

	Nine Months Ended March 31, 2019
	As reported under Topic 606	Adjustments	Proforma as if Topic 605 was in effect
Cash flows from operating activities:
Net income for the period	$213,622	$(36,826)	$176,796
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	11,307	(12,720)	(1,413)
Changes in operating assets and liabilities:
Accounts receivable	52,777	(11,171)	41,606
Contract assets	(28,872)	28,872	—
Prepaid expenses and other current assets	(495)	1,340	845
Income taxes and deferred charges and credits	21,006	16	21,022
Accounts payable and accrued liabilities	(30,644)	(8)	(30,652)
Deferred revenue	24,134	24,583	48,717
Other assets	4,300	5,914	10,214
Net cash provided by operating activities	$646,501	$—	$646,501

NOTE 4—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2018	$9,741
Bad debt expense	11,096
Write-off /adjustments	(3,891)
Balance as of March 31, 2019	$16,946

Included in accounts receivable are unbilled receivables in the amount of $59.7 million as of March 31, 2019 (June 30, 2018—$55.5 million).
NOTE 5—PROPERTY AND EQUIPMENT

	As of March 31, 2019
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$40,208	$(25,162)	$15,046
Office equipment	2,543	(1,660)	883
Computer hardware	238,238	(168,272)	69,966
Computer software	115,847	(83,145)	32,702
Capitalized software development costs	90,628	(52,305)	38,323
Leasehold improvements	111,636	(62,875)	48,761
Land and buildings	49,926	(13,633)	36,293
Total	$649,026	$(407,052)	$241,974

	As of June 30, 2018
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$34,647	$(21,488)	$13,159
Office equipment	1,467	(687)	780
Computer hardware	207,381	(134,906)	72,475
Computer software	97,653	(59,485)	38,168
Capitalized software development costs	81,073	(41,556)	39,517
Leasehold improvements	118,200	(55,172)	63,028
Land and buildings	47,880	(10,802)	37,078
Total	$588,301	$(324,096)	$264,205

NOTE 6—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2018:

Balance as of June 30, 2018	$3,580,129
Acquisition of Catalyst Repository Systems Inc. (note 18)	30,973
Acquisition of Liaison Technologies, Inc. (note 18)	164,724
Adjustments on account of foreign exchange	(3,714)
Balance as of March 31, 2019	$3,772,112

NOTE 7—ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2019
	Cost	Accumulated Amortization	Net
Technology assets	$907,984	$(384,313)	$523,671
Customer assets	1,400,641	(691,176)	709,465
Total	$2,308,625	$(1,075,489)	$1,233,136

	As of June 30, 2018
	Cost	Accumulated Amortization	Net
Technology assets	$985,226	$(439,774)	$545,452
Customer assets	1,348,510	(597,325)	751,185
Total	$2,333,736	$(1,037,099)	$1,296,637

Where applicable, the above balances as of March 31, 2019 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the nine months ended March 31, 2019. The impact of this resulted in a reduction of $46.8 million related to Customer assets and $195.9 million related to Technology assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2019 (three months ended June 30)	$92,081
2020	321,079
2021	229,729
2022	210,174
2023	143,209
2024 and beyond	236,864
Total	$1,233,136

NOTE 8—OTHER ASSETS

	As of March 31, 2019	As of June 30, 2018
Deposits and restricted cash	$15,690	$9,479
Deferred implementation costs	—	13,740
Capitalized costs to obtain a contract	34,449	13,027
Investments	56,109	49,635
Long-term prepaid expenses and other long-term assets	28,911	25,386
Total	$135,159	$111,267

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
Investments relate to certain non-marketable equity securities in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments is recorded as a component of other income (expense), net in our Condensed Consolidated Statements of Income. During the three and nine months ended March 31, 2019, our share of income (loss) from these investments was $2.8 million and $10.7 million, respectively (three and nine months ended March 31, 2018 —$(0.3) million and $(0.5) million, respectively).
Long-term prepaid expenses and other long-term assets includes advance payments on long-term licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2019	As of June 30, 2018
Accounts payable—trade	$34,080	$41,722
Accrued salaries and commissions	112,593	118,024
Accrued liabilities	111,473	108,903
Accrued interest on Senior Notes	26,021	24,786
Amounts payable in respect of restructuring and other Special charges	9,810	5,622
Asset retirement obligations	1,772	3,097
Total	$295,749	$302,154

Long-term accrued liabilities

	As of March 31, 2019	As of June 30, 2018
Amounts payable in respect of restructuring and other Special charges	$5,435	$4,362
Other accrued liabilities*	31,346	35,874
Asset retirement obligations	13,933	12,591
Total	$50,714	$52,827

* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of March 31, 2019, the present value of this obligation was $15.7 million (June 30, 2018—$15.7 million), with an undiscounted value of $17.3 million (June 30, 2018—$17.7 million).

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of March 31, 2019	As of June 30, 2018
Total debt
Senior Notes 2026	$850,000	$850,000
Senior Notes 2023	800,000	800,000
Term Loan B	990,000	997,500
Total principal payments due	2,640,000	2,647,500

Premium on Senior Notes 2026	5,560	6,018
Debt issuance costs	(29,277)	(32,995)
Total amount outstanding	2,616,283	2,620,523

Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Total current portion of long-term debt	10,000	10,000

Non-current portion of long-term debt	$2,606,283	$2,610,523

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
For the three and nine months ended March 31, 2019, we recorded interest expense of $12.5 million and $37.5 million, respectively, relating to Senior Notes 2026 (three and nine months ended March 31, 2018—$12.5 million and $37.5 million, respectively).
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
For the three and nine months ended March 31, 2019, we recorded interest expense of $11.2 million and $33.7 million, respectively, relating to Senior Notes 2023 (three and nine months ended March 31, 2018—$11.2 million and $33.7 million, respectively).

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
Term Loan B has a seven year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of March 31, 2019, the outstanding balance on the Term Loan B bears an interest rate of approximately 4.24%.
For the three and nine months ended March 31, 2019, we recorded interest expense of $10.5 million and $30.6 million, respectively, relating to Term Loan B (three and nine months ended March 31, 2018—$6.9 million and $19.7 million, respectively).
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
As of March 31, 2019, we have no outstanding balance on the Revolver. There was no activity during the three and nine months ended March 31, 2019 and we recorded no interest expense.
During the three and nine months ended March 31, 2018, we drew down nil and $200 million, respectively, from the Revolver, partially to finance acquisitions. During the three and nine months ended March 31, 2018, we also repaid $100 million, respectively, and recorded interest expense of $2.7 million and $7.3 million, respectively, relating to amounts drawn on the Revolver.
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
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP) and other plans as of March 31, 2019 and June 30, 2018:

	As of March 31, 2019
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$35,145	$669	$34,476
GXS GER defined benefit plan	27,224	1,002	26,222
GXS PHP defined benefit plan	5,556	155	5,401
Other plans	5,889	425	5,464
Total	$73,814	$2,251	$71,563

	As of June 30, 2018
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$32,651	$655	$31,996
GXS GER defined benefit plan	25,382	1,027	24,355
GXS PHP defined benefit plan	3,853	138	3,715
Other plans	6,095	442	5,653
Total	$67,981	$2,262	$65,719

* The current portion of the benefit obligation has been included within "Accrued salaries and commissions", all within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets (see note 9 "Accounts Payable and Accrued Liabilities").
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of March 31, 2019, there is approximately $0.2 million in accumulated other comprehensive income related to the CDT plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2019.
GXS GER Plan
As part of our acquisition of GXS Group, Inc. (GXS) in Fiscal 2014, we assumed an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of March 31, 2019, there is approximately $0.03 million in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2019.
GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of approximately $0.03 million as of March 31, 2019, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of March 31, 2019, there is approximately $0.1 million in accumulated other comprehensive income related to the GXS PHP plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2019.

The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of March 31, 2019				As of June 30, 2018
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of period	$32,651	$25,382	$3,853	$61,886	$28,881	$23,730	$4,495	$57,106
Service cost	413	426	520	1,359	501	472	832	1,805
Interest cost	483	368	217	1,068	607	489	241	1,337
Benefits paid	(475)	(746)	(133)	(1,354)	(580)	(974)	(141)	(1,695)
Actuarial (gain) loss	2,975	2,490	1,021	6,486	2,442	997	(1,313)	2,126
Foreign exchange (gain) loss	(902)	(696)	78	(1,520)	800	668	(261)	1,207
Benefit obligation—end of period	35,145	27,224	5,556	67,925	32,651	25,382	3,853	61,886
Less: Current portion	(669)	(1,002)	(155)	(1,826)	(655)	(1,027)	(138)	(1,820)
Non-current portion of benefit obligation	$34,476	$26,222	$5,401	$66,099	$31,996	$24,355	$3,715	$60,066

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended March 31,
	2019				2018
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$136	$141	$185	$462	$130	$123	$210	$463
Interest cost	159	121	77	357	158	127	62	347
Amortization of actuarial (gains) and losses	173	32	(142)	63	141	19	(59)	101
Net pension expense	$468	$294	$120	$882	$429	$269	$213	$911

	Nine Months Ended March 31,
	2019				2018
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$413	$426	$520	$1,359	$379	$357	$657	$1,393
Interest cost	483	368	217	1,068	459	370	176	1,005
Amortization of actuarial (gains) and losses	524	98	(421)	201	409	55	(182)	282
Net pension expense	$1,420	$892	$316	$2,628	$1,247	$782	$651	$2,680

In determining the fair value of the pension plan benefit obligations as of March 31, 2019 and June 30, 2018, respectively, we used the following weighted-average key assumptions:

	As of March 31, 2019			As of June 30, 2018
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	3.50%	3.50%	6.50%	3.50%	3.50%	6.50%
Pension increases	2.00%	2.00%	N/A	2.00%	2.00%	N/A
Discount rate	1.56%	1.56%	6.00%	2.00%	2.00%	7.25%
Normal retirement age	65-67	65-67	60	65-67	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	12.19%	—%	—%	12.19%
to age 25	—%	—%	16.58%	—%	—%	16.58%
to age 30	1.00%	—%	13.97%	1.00%	—%	13.97%
to age 35	0.50%	—%	10.77%	0.50%	—%	10.77%
to age 40	—%	—%	7.39%	—%	—%	7.39%
to age 45	0.50%	—%	3.28%	0.50%	—%	3.28%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%

Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2019 (three months ended June 30)	$159	$250	$39
2020	680	1,003	153
2021	778	1,031	194
2022	866	1,039	301
2023	971	1,041	209
2024 to 2028	5,840	5,352	747
Total	$9,294	$9,716	$1,643

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
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three and nine months ended March 31, 2019, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.1518 and $0.4554, respectively, per Common Share in the aggregate amount of $40.7 million and $121.9 million, respectively, which we paid during the same period.
For the three and nine months ended March 31, 2018, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.1320 and $0.3960, respectively, per Common Share in the aggregate amount of $35.2 million and $105.0 million.
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
During the three and nine months ended March 31, 2019, we repurchased 51,794 and 726,059, respectively, of our Common Shares in the open market, at a cost of approximately $2.0 million and $26.5 million, respectively, for potential reissuance under our LTIP or other plans (three and nine months ended March 31, 2018—nil, respectively). See below for more details on our various plans.
Reissuance
During the three and nine months ended March 31, 2019, we reissued 61,794 and 609,691 Common Shares, respectively, from treasury stock (three and nine months ended March 31, 2018—20,000 and 407,443 Common Shares, respectively), in connection with the settlement of awards.

Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Stock options	$2,616	$983	$7,537	$7,014
Performance Share Units (issued under LTIP)	879	751	2,573	2,723
Restricted Share Units (issued under LTIP)	1,687	1,588	4,698	4,987
Restricted Share Units (other)	36	146	169	823
Deferred Share Units (directors)	709	701	2,402	2,193
Employee Share Purchase Plan	785	911	2,773	2,733
Total share-based compensation expense	$6,712	$5,080	$20,152	$20,473

Summary of Outstanding Stock Options
As of March 31, 2019, an aggregate of 6,931,593 options to purchase Common Shares were outstanding and an additional 9,940,918 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the nine months ended March 31, 2019 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2018	7,078,435	$28.41
Granted	1,245,340	38.16
Exercised	(1,099,752)	23.49
Forfeited or expired	(292,430)	31.82
Outstanding at March 31, 2019	6,931,593	$30.80	4.04	$53,505
Exercisable at March 31, 2019	2,225,528	$26.84	3.04	$25,783
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Weighted–average fair value of options granted	$7.64	$8.14	$8.28	$7.48
Weighted-average assumptions used:
Expected volatility	25.60%	26.95%	25.92%	27.10%
Risk–free interest rate	2.51%	2.44%	2.73%	1.83%
Expected dividend yield	1.63%	1.45%	1.53%	1.45%
Expected life (in years)	4.11	4.33	4.26	4.42
Forfeiture rate (based on historical rates)	6%	6%	6%	6%
Average exercise share price	$37.24	$36.50	$38.16	$34.55

As of March 31, 2019, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $21.5 million, which will be recognized over a weighted-average period of approximately 2.7 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and nine months ended March 31, 2019, cash in the amount of $11.6 million and $25.8 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and nine months ended March 31, 2019 from the exercise of options eligible for a tax deduction was $1.1 million and $2.0 million, respectively.
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
As of March 31, 2019, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $16.4 million, which is expected to be recognized over a weighted average period of 1.9 years.
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
Restricted Share Units (RSUs)
During the three and nine months ended March 31, 2019, we did not grant any RSUs to employees in accordance with employment and other agreements (three and nine months ended March 31, 2018—nil and 4,464 RSUs, respectively). The RSUs vest over a specified contract date, typically three years from the respective date of grants. We expect to settle the awards in stock.
During the three and nine months ended March 31, 2019, we issued 10,000 and 18,794 Common Shares, respectively, from treasury stock, with a cost of $0.3 million and $0.6 million, respectively, in connection with the settlement of these vested RSUs (three and nine months ended March 31, 2018—20,000 and 94,792 Common Shares, respectively, with a cost of $0.4 million and $2.0 million, respectively).
Deferred Stock Units (DSUs)
During the three and nine months ended March 31, 2019, we granted 3,406 and 96,748 DSUs, respectively, to certain non-employee directors (three and nine months ended March 31, 2018—3,037 and 83,846 DSUs, respectively). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
During the three and nine months ended March 31, 2019, we issued 51,794 Common Shares from treasury stock, respectively, with a cost of $2.0 million, respectively, in connection with the settlement of vested DSUs (three and nine months ended March 31, 2018—nil DSUs, respectively).
Employee Share Purchase Plan (ESPP)
Our ESPP offers employees a purchase price discount of 15%.
During the three and nine months ended March 31, 2019, 187,705 and 523,867 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and nine months ended March 31, 2018—201,726 and 540,343 Common Shares, respectively).
During the three and nine months ended March 31, 2019, cash in the amount of approximately $6.1 million and $16.2 million, respectively, was received from employees relating to the ESPP (three and nine months ended March 31, 2018—$5.8 million and $15.9 million, respectively).

NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2019— June 30, 2019	July 1, 2019— June 30, 2021	July 1, 2021— June 30, 2023	July 1, 2023 and beyond
Long-term debt obligations (1)	$3,449,794	$38,320	$294,203	$1,092,366	$2,024,905
Operating lease obligations (2)	331,964	18,387	128,807	79,623	105,147
Purchase obligations	14,405	3,486	10,278	641	—
	$3,796,163	$60,193	$433,288	$1,172,630	$2,130,052

(1) Includes interest up to maturity and principal payments. Please see note 10 "Long-Term Debt" for more details.
(2) Net of $34.8 million of sublease income to be received from properties which we have subleased to third parties.
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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012 and Fiscal 2013. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of March 31, 2019, in connection with the CRA's reassessments for Fiscal 2012 and Fiscal 2013 to be limited to penalties and interest that may be due of approximately $23 million.
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
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments. As of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of these reassessments in our Condensed Consolidated Financial Statements. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability in respect of our international transactions, including the transfer pricing methodology applied to them. The CRA is currently auditing Fiscal 2014 and Fiscal 2015 and has proposed to reassess such years in a manner consistent with Fiscal 2012 and Fiscal 2013. We are engaged in ongoing discussions with the CRA and continue to vigorously contest the CRA's audit positions.
GXS Brazil Matter
As previously disclosed and in connection with the intercompany charges between GXS Group, Inc. and its subsidiary, GXS Tecnologia da Informação (Brasil) Ltda., based on the historical transfer pricing studies, approximately $1.5 million accrued in relation to this matter became statute barred during the three months ended March 31, 2019 and accordingly was released as a recovery under "Special charges".

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
We recognize interest expense and penalties related to income tax matters in income tax expense.
For the three and nine months ended March 31, 2019 and 2018, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Interest expense	$2,823	$18	$7,430	$3,915
Penalties expense (recoveries)	9	453	568	(90)
Total	$2,832	$471	$7,998	$3,825
The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of March 31, 2019	As of June 30, 2018
Interest expense accrued *	$61,397	$54,058
Penalties accrued *	$2,579	$2,438
* These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of March 31, 2019, could decrease tax expense in the next 12 months by $13.7 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
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
As at March 31, 2019, we have provided $15.1 million (June 30, 2018—$28.5 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. During the three and nine months ended March 31, 2019, we reversed previous accruals related to the undistributed earnings of our United States subsidiaries in the amount of nil and $14.8 million, respectively. These earnings are now considered to be permanently reinvested in the United States, as there is no expectation of future distributions of earnings in the foreseeable future. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
The effective tax rate increased to a provision of 30.9% for the three months ended March 31, 2019, compared to 25.5% for the three months ended March 31, 2018. The increase in tax expense of $12.4 million was primarily due to an increase of $7.6 million arising from increased net income taxed at foreign tax rates, an increase of $3.1 million arising on the introduction of the United States Base Erosion Avoidance Tax (“BEAT”) in Fiscal 2019, and an increase of $8.0 million relating to the tax impact of internal reorganizations of subsidiaries in Fiscal 2018, partially offset by the Fiscal 2018 impact of United States tax reform of $5.1 million which did not recur in Fiscal 2019. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate decreased to a provision of 31.6% for the nine months ended March 31, 2019, compared to 35.8% for the nine months ended March 31, 2018. The decrease in tax expense of $2.0 million was primarily due to the reversal of accruals for undistributed United States earnings of $14.8 million, and the Fiscal 2018 impact of United States tax reform of $15.9 million which did not recur in Fiscal 2019, partially offset by an increase of $16.1 million arising on the introduction of BEAT in Fiscal 2019, and an increase of $16.3 million relating to the tax impact of internal reorganizations of subsidiaries. The remainder of the difference was due to normal course movements and non-material items.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed the existing US tax laws, including a reduction in the federal corporate tax rate from 35% to 21%, and the transition of US international taxation from a worldwide tax system to a partially territorial tax system. As a result of the enactment of the legislation, the Company incurred a one-time tax expense of $19.0 million in the year ended June 30, 2018, primarily related to the transition tax on accumulated foreign earnings and the re-measurement of certain deferred tax assets and liabilities. During the three and nine months ended March 31, 2019, there was a reduction of nil and $0.9 million, respectively, to this amount, mainly attributable to evaluating the portion of our existing Alternative Minimum Tax (AMT) credit carryforwards expected to be refundable as a result of the repeal of corporate AMT. The portion of the tax expense attributable to the transition tax is payable over a period of up to eight years.
In accordance with Staff Accounting Bulletin 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118), the Company completed its analysis of the impact of the Tax Cuts and Jobs Act by December 22, 2018. The Company's final determination of the total one-time tax expense as a result of the enactment of the Tax Cuts and Jobs Act is $18.1 million.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2019 and June 30, 2018:

	March 31, 2019				June 30, 2018
		Fair Market Measurements using:				Fair Market Measurements using:
	March 31, 2019	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2018	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Liabilities:
Foreign currency forward contracts designated as cash flow hedges (note 16)	$(749)	N/A	$(749)	N/A	$(1,319)	N/A	$(1,319)	N/A
	$(749)	N/A	$(749)	N/A	$(1,319)	N/A	$(1,319)	N/A

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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended March 31, 2019 and 2018, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended March 31, 2019 and 2018, no indications of impairment were identified and therefore no fair value measurements were required.
NOTE 16—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Foreign Currency Forward Contracts
We are engaged in hedging programs with various banks to limit the potential foreign exchange fluctuations incurred on future cash flows relating to a portion of our Canadian dollar payroll expenses. We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Canadian dollar on account of large costs that are incurred from our centralized Canadian operations, which are denominated in Canadian dollars. As part of our risk management strategy, we use foreign currency forward contracts to hedge portions of our payroll exposure with typical maturities of between one and twelve months. We do not use foreign currency forward contracts for speculative purposes.
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of March 31, 2019, is recorded within "Accounts payable and accrued liabilities”.
As of March 31, 2019, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $58.6 million (June 30, 2018—$47.1 million).

Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 15 "Fair Value Measurement")

		As of March 31, 2019	As of June 30, 2018
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets / (Accounts payable and accrued liabilities)	$(749)	$(1,319)

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three and Nine Months Ended March 31, 2019
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019		Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019		Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
Foreign currency forward contracts	$837	$(1,034)	Operating expenses	$(470)	$(1,604)	N/A	$—	$—

Three and Nine Months Ended March 31, 2018
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018		Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018		Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
Foreign currency forward contracts	$(1,273)	$247	Operating expenses	$423	$2,039	N/A	$—	$—

NOTE 17—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Fiscal 2019 Restructuring Plan	$667	$—	$26,906	$—
Fiscal 2018 Restructuring Plan	7	553	517	8,907
Fiscal 2017 Restructuring Plan	(70)	525	1,028	3,947
Restructuring Plans prior to Fiscal 2017 Restructuring Plan	5	4	(618)	260
Acquisition-related costs	1,430	1,172	5,134	4,625
Other charges (recoveries)	(1,243)	390	520	3,651
Total	$796	$2,644	$33,487	$21,390

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
As of March 31, 2019, we expect total costs to be incurred in conjunction with the Fiscal 2019 Restructuring Plan to be approximately $30.0 million, of which $26.9 million has already been recorded within "Special charges (recoveries)" to date.
A reconciliation of the beginning and ending liability for the nine months ended March 31, 2019 is shown below.

Fiscal 2019 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2018	$—	$—	$—
Accruals and adjustments	11,348	15,558	26,906
Cash payments	(8,737)	(4,148)	(12,885)
Non-cash adjustments	—	(3,393)	(3,393)
Foreign exchange	(211)	(2,202)	(2,413)
Balance payable as at March 31, 2019	$2,400	$5,815	$8,215
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

A reconciliation of the beginning and ending liability for the nine months ended March 31, 2019 is shown below.

Fiscal 2018 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2018	$558	$1,165	$1,723
Accruals and adjustments	(16)	533	517
Cash payments	(301)	(737)	(1,038)
Foreign exchange and other non-cash adjustments	(42)	(285)	(327)
Balance payable as at March 31, 2019	$199	$676	$875

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
A reconciliation of the beginning and ending liability for the nine months ended March 31, 2019 is shown below.

Fiscal 2017 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2018	$1,590	$3,431	$5,021
Accruals and adjustments	(99)	1,127	1,028
Cash payments	(213)	(912)	(1,125)
Foreign exchange and other non-cash adjustments	(82)	(204)	(286)
Balance payable as at March 31, 2019	$1,196	$3,442	$4,638

Acquisition-related costs
Included within "Special charges (recoveries)" for the three and nine months ended March 31, 2019 are costs incurred directly in relation to acquisitions in the amount of $1.4 million and $5.1 million, respectively (three and nine months ended March 31, 2018—$1.2 million and $4.6 million, respectively).
Other charges (recoveries)
For the three months ended March 31, 2019, "Other recoveries" include $1.5 million relating to certain pre-acquisition sales and use tax liabilities becoming statute barred, partially offset by $0.2 million relating to other miscellaneous charges.
For the nine months ended March 31, 2019, "Other charges" include (i) $1.1 million relating to one-time system implementation costs and (ii) $0.9 million relating to other miscellaneous charges. These charges were partially offset by a recovery of $1.5 million relating to certain pre-acquisition sales and use tax liabilities becoming statute barred.
For the three months ended March 31, 2018, "Other charges" primarily include (i) $1.7 million relating to system implementation costs and (ii) $0.9 million relating to other miscellaneous charges. These charges were partially offset by a recovery of $2.2 million relating to certain pre-acquisition sales and use tax liabilities becoming statute barred.
For the nine months ended March 31, 2018, "Other charges" primarily include (i) $5.2 million relating to the set up of a broad ERP system and other system implementation costs and (ii) $3.0 million relating to miscellaneous other charges. These charges were partially offset by (i) $2.3 million relating to certain pre-acquisition sales and use tax liabilities that were recovered outside of the acquisition's one year measurement period and (ii) $2.2 million relating to certain pre-acquisition sales and use tax liabilities becoming statute barred.

NOTE 18—ACQUISITIONS
Fiscal 2019 Acquisitions
Catalyst Repository Systems Inc.
On January 31, 2019, we acquired all of the equity interest in Catalyst for approximately $70.8 million in an all cash transaction. Catalyst is a leading provider of eDiscovery that designs, develops and supports market-leading cloud eDiscovery software. In accordance with ASC Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination. We believe this acquisition complements and extends our Enterprise Information Management (EIM) portfolio.
The results of operations of this acquisition have been consolidated with those of OpenText beginning January 31, 2019.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of January 31, 2019, are set forth below:

Current assets	$9,699
Non-current tangible assets	5,754
Intangible customer assets	30,607
Intangible technology assets	11,658
Liabilities assumed	(17,891)
Total identifiable net assets	39,827
Goodwill	30,973
Net assets acquired	$70,800

The goodwill of approximately $31.0 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $3.1 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of $0.8 million, which represents our estimate of the fair value of the contractual obligations assumed based on a preliminary valuation. In arriving at this fair value, we reduced the acquired company’s original carrying value by an insignificant amount.
The fair value of current assets acquired includes accounts receivable with a fair value of $10.8 million. The gross amount receivable was $11.8 million, of which $1.0 million is expected to be uncollectible.
Acquisition-related costs for Catalyst included in "Special charges (recoveries)" in the Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2019 were $0.8 million and $0.9 million, respectively.
The acquisition had no significant impact on revenues or net earnings for the three and nine months ended March 31, 2019 since the date of acquisition.
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
Liaison Technologies, Inc.
On December 17, 2018, we acquired all of the equity interest in Liaison, a leading provider of cloud-based business to business integration, for approximately $310.6 million in an all cash transaction. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements and extends our EIM portfolio.
The results of operations of this acquisition have been consolidated with those of OpenText beginning December 17, 2018.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of December 17, 2018, are set forth below:

Current assets	$23,046
Non-current tangible assets	5,168
Intangible customer assets	68,300
Intangible technology assets	107,000
Liabilities assumed	(57,595)
Total identifiable net assets	145,919
Goodwill	164,724
Net assets acquired	$310,643

The goodwill of approximately $164.7 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $2.2 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of $7.7 million, which represents our estimate of the fair value of the contractual obligations assumed based on a preliminary valuation. In arriving at this fair value, we reduced the acquired company’s original carrying value by an insignificant amount.
The fair value of current assets acquired includes accounts receivable with a fair value of $20.4 million. The gross amount receivable was $22.2 million, of which $1.8 million is expected to be uncollectible.
Acquisition-related costs for Liaison included in "Special charges (recoveries)" in the Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2019 were $0.5 million and $3.7 million, respectively.
The acquisition had no significant impact on revenues or net earnings for the three and nine months ended March 31, 2019 since the date of acquisition.
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
Fiscal 2018 Acquisitions
Acquisition of Hightail, Inc. (Hightail)
On February 14, 2018, we acquired all of the equity interest in Hightail, a leading cloud service provider for file sharing and creative collaboration, for approximately $20.5 million in an all cash transaction. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements and extends our EIM portfolio.
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

The goodwill of approximately $7.3 million is primarily attributable to the synergies expected to arise after the acquisition. No portion of this goodwill is expected to be deductible for tax purposes.

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
The finalization of the purchase price allocation during the nine months ended March 31, 2019 did not result in any significant changes to the preliminary amounts previously disclosed.
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

The goodwill of approximately $129.8 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $1.9 million is expected to be deductible for tax purposes.
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
The finalization of the purchase price allocation during the nine months ended March 31, 2019 did not result in any significant changes to the preliminary amounts previously disclosed.

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
Acquisition of Covisint Corporation (Covisint)
On July 26, 2017, we acquired all of the equity interest in Covisint, a leading cloud platform for building Identity, Automotive, and Internet of Things applications, for approximately $102.8 million in an all cash transaction. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements and extends our EIM portfolio.
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

The goodwill of approximately $26.9 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $26.8 million is expected to be deductible for tax purposes.
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
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Cash paid during the period for interest	$33,585	$32,489	$102,348	$97,353
Cash received during the period for interest	$987	$332	$4,346	$873
Cash paid during the period for income taxes	$26,190	$23,654	$66,002	$52,488

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Basic earnings per share
Net income attributable to OpenText	$72,762	$58,794	$213,518	$180,501
Basic earnings per share attributable to OpenText	$0.27	$0.22	$0.80	$0.68
Diluted earnings per share
Net income attributable to OpenText	$72,762	$58,794	$213,518	$180,501
Diluted earnings per share attributable to OpenText	$0.27	$0.22	$0.79	$0.68
Weighted-average number of shares outstanding (in 000's)
Basic	268,991	266,572	268,511	265,619
Effect of dilutive securities	1,039	1,192	1,095	1,335
Diluted	270,030	267,764	269,606	266,954
Excluded as anti-dilutive(1)	2,928	2,102	2,643	2,690

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
During the nine months ended March 31, 2019, Mr. Stephen Sadler, a director, earned approximately $0.6 million (nine months ended March 31, 2018 —$0.8 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 22—SUBSEQUENT EVENT
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on April 30, 2019, a dividend of $0.1746 per Common Share. The record date for this dividend is May 31, 2019 and the payment date is June 21, 2019. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, "might", "will" and other similar language, as they relate to Open Text Corporation (“OpenText” or the “Company”), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to: (i) statements about our focus in the fiscal year beginning July 1, 2018 and ending June 30, 2019 (Fiscal 2019) on growth in earnings and cash flows; (ii) creating value through investments in broader Enterprise Information Management (EIM) capabilities; (iii) our future business plans and business planning process; (iv) statements relating to business trends; (v) statements relating to distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases and the timing thereof; (viii) the Company’s financial conditions, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment including the tax reform legislation enacted through the Tax Cuts and Jobs Act in the United States and its impact on our business; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) statements about the impact of Magellan and Release 16; (xxiii) statements about acquisitions and their expected impact; and (xxiv) other matters.
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
All dollar and percentage comparisons made herein generally refer to the three and nine months ended March 31, 2019 compared with the three and nine months ended March 31, 2018, unless otherwise noted.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. We are a multinational company and as of March 31, 2019, employed approximately 13,000 people worldwide.
Our ticker symbol on both the NASDAQ and the TSX is "OTEX".
Quarterly Summary:
During the first quarter of Fiscal 2019, we adopted Accounting Standards Codification (ASC) Topic 606 "Revenue from Contracts with Customers" (Topic 606) using the cumulative effect approach and recorded a net increase of approximately $30 million to retained earnings as of July 1, 2018. Results for reporting periods commencing on July 1, 2018 are presented under the new revenue standard, while prior periods, unless specifically referred to in this MD&A, continue to be reported under the previous standard. Under Topic 606, our total revenues for the three and nine months ended March 31, 2019 were higher by approximately $21 million and $42 million, respectively, as compared to proforma revenues if we still reported under ASC

Topic 605 "Revenue Recognition" (proforma Topic 605). Please refer to Note 1 "Basis of Presentation" and Note 3 "Revenues" to our Condensed Consolidated Financial Statements for additional details.
During the third quarter of Fiscal 2019 we saw the following activity:

•	Total revenue was $719.1 million, up 4.9% compared to the same period in the prior fiscal year; up 7.7% after factoring the impact of $19.3 million of foreign exchange rate changes.

•
Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $549.4 million, up 5.4% compared to the same period in the prior fiscal year; up 7.8% after factoring the impact of $12.7 million of foreign exchange rate changes.

•
Cloud services and subscriptions revenue was $238.6 million, up 14.1% compared to the same period in the prior fiscal year; up 16.1% after factoring the impact of $4.1 million of foreign exchange rate changes.

•	License revenue was $98.7 million, up 17.4% compared to the same period in the prior fiscal year; up 22.2% after factoring the impact of $4.0 million of foreign exchange rate changes.

•	GAAP-based EPS, diluted, was $0.27 compared to $0.22 in the same period in the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $0.64 compared to $0.54 in the same period in the prior fiscal year.

•	GAAP-based gross margin was 66.7% compared to 64.6% in the same period in the prior fiscal year.

•	Non-GAAP-based gross margin was 73.0% compared to 71.6% in the same period in the prior fiscal year.

•	GAAP-based net income attributable to OpenText was $72.8 million compared to $58.8 million in the same period in the prior fiscal year.

•	Non-GAAP-based net income attributable to OpenText was $173.0 million compared to $145.8 million in the same period in the prior fiscal year.

•	Adjusted EBITDA was $261.8 million compared to $227.6 million in the same period in the prior fiscal year.

•	Operating cash flow was $646.5 million for the nine months ended March 31, 2019, up 28.3% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $765.2 million as of March 31, 2019, compared to $682.9 million as of June 30, 2018.
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
Catalyst Repository Systems Inc. (Catalyst)
On January 31, 2019, we acquired all of the equity interest in Catalyst, a leading provider of eDiscovery that designs, develops and supports market-leading cloud eDiscovery software, for approximately $70.8 million in an all cash transaction. This acquisition complements and extends our EIM portfolio. The results of operations of this acquisition have been consolidated with those of OpenText beginning January 31, 2019.
Liaison Technologies, Inc. (Liaison)
On December 17, 2018, we acquired all of the equity interest in Liaison, a leading provider of cloud-based business to business integration, for approximately $310.6 million in an all cash transaction. This acquisition complements and extends our EIM portfolio. The results of operations of this acquisition have been consolidated with those of OpenText beginning December 17, 2018.

Outlook for remainder of Fiscal 2019
We expect to continue to pursue strategic acquisitions in the future to strengthen our service offerings in the EIM market, and at any time may be in various stages of discussions with respect to such opportunities. We believe we are a value oriented and disciplined acquirer, having efficiently deployed approximately $6.9 billion on acquisitions over the last 10 years. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our growth strategy.
While acquiring companies is one of our leading growth drivers, our growth strategy also includes organic growth through ongoing innovation. We believe we create sustained value through new innovation by expanding distribution and continually adding value to our installed base of customers. This quarter we invested approximately $85 million in research and development (R&D) or approximately 11.8% of revenue. On a year to date basis, we have invested approximately $238 million in R&D and are on target to spend 11% to 13% of revenues for R&D this fiscal year. We believe our ability to leverage our global presence is helpful to our organic growth initiatives.

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

RESULTS OF OPERATIONS
The following tables provide a detailed analysis of our results of operations and financial condition. For each of the periods indicated below, we present our revenues by product type, revenues by major geography, cost of revenues by product type, total gross margin, total operating margin, gross margin by product type, and their corresponding percentage of total revenue. In addition, we provide Non-GAAP measures for the periods discussed in order to provide additional information to investors that we believe will be useful as this presentation is in line with how our management assesses our Company's performance. See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.
Summary of Results of Operations

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Total Revenues by Product Type:
License	$98,721	$14,608	$84,113	$308,364	$10,776	$297,588
Cloud services and subscriptions	238,607	29,505	209,102	665,923	54,847	611,076
Customer support	310,762	(1,517)	312,279	932,667	16,914	915,753
Professional service and other	71,056	(9,329)	80,385	214,580	(21,974)	236,554
Total revenues	719,146	33,267	685,879	2,121,534	60,563	2,060,971
Total Cost of Revenues	239,631	(2,914)	242,545	693,966	(12,034)	706,000
Total GAAP-based Gross Profit	479,515	36,181	443,334	1,427,568	72,597	1,354,971
Total GAAP-based Gross Margin %	66.7%		64.6%	67.3%		65.7%
Total GAAP-based Operating Expenses	343,638	3,073	340,565	1,018,532	20,896	997,636
Total GAAP-based Income from Operations	$135,877	$33,108	$102,769	$409,036	$51,701	$357,335

% Revenues by Product Type:
License	13.7%		12.3%	14.5%		14.5%
Cloud services and subscriptions	33.2%		30.5%	31.4%		29.6%
Customer support	43.2%		45.5%	44.0%		44.4%
Professional service and other	9.9%		11.7%	10.1%		11.5%

Total Cost of Revenues by Product Type:
License	$2,692	$(406)	$3,098	$10,219	$(426)	$10,645
Cloud services and subscriptions	103,873	9,678	94,195	280,274	11,460	268,814
Customer support	31,844	(1,926)	33,770	93,582	(6,075)	99,657
Professional service and other	56,626	(7,553)	64,179	169,452	(19,041)	188,493
Amortization of acquired technology-based intangible assets	44,596	(2,707)	47,303	140,439	2,048	138,391
Total cost of revenues	$239,631	$(2,914)	$242,545	$693,966	$(12,034)	$706,000

% GAAP-based Gross Margin by Product Type:
License	97.3%		96.3%	96.7%		96.4%
Cloud services and subscriptions	56.5%		55.0%	57.9%		56.0%
Customer support	89.8%		89.2%	90.0%		89.1%
Professional service and other	20.3%		20.2%	21.0%		20.3%

Total Revenues by Geography:(1)
Americas (2)	$436,873	$41,420	$395,453	$1,246,909	$55,330	$1,191,579
EMEA (3)	216,287	(6,278)	222,565	674,699	12,296	662,403
Asia Pacific (4)	65,986	(1,875)	67,861	199,926	(7,063)	206,989
Total revenues	$719,146	$33,267	$685,879	$2,121,534	$60,563	$2,060,971

% Revenues by Geography:
Americas (2)	60.7%		57.7%	58.8%		57.8%
EMEA (3)	30.1%		32.4%	31.8%		32.1%
Asia Pacific (4)	9.2%		9.9%	9.4%		10.1%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
GAAP-based gross margin	66.7%	64.6%	67.3%	65.7%
GAAP-based EPS, diluted	$0.27	$0.22	$0.79	$0.68
Net income, attributable to OpenText	$72,762	$58,794	$213,518	$180,501
Non-GAAP-based gross margin (5)	73.0%	71.6%	74.1%	72.6%
Non-GAAP-based EPS, diluted (5)	$0.64	$0.54	$2.04	$1.84
Adjusted EBITDA (5)	$261,810	$227,645	$816,353	$738,544

(1)	Total revenues by geography are determined based on the location of our end customer.
(2)	Americas consists of countries in North, Central and South America.
(3)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(4)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(5)	See "Use of Non-GAAP Financial Measures" (discussed later in this MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
License Revenues:
Americas	$56,915	$18,931	$37,984	$162,312	$22,773	$139,539
EMEA	30,037	66	29,971	107,246	(2,904)	110,150
Asia Pacific	11,769	(4,389)	16,158	38,806	(9,093)	47,899
Total License Revenues	98,721	14,608	84,113	308,364	10,776	297,588
Cost of License Revenues	2,692	(406)	3,098	10,219	(426)	10,645
GAAP-based License Gross Profit	$96,029	$15,014	$81,015	$298,145	$11,202	$286,943
GAAP-based License Gross Margin %	97.3%		96.3%	96.7%		96.4%

% License Revenues by Geography:
Americas	57.7%		45.2%	52.6%		46.9%
EMEA	30.4%		35.6%	34.8%		37.0%
Asia Pacific	11.9%		19.2%	12.6%		16.1%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
License revenues increased by $14.6 million or 17.4% during the three months ended March 31, 2019 as compared to the same period in the prior fiscal year; up 22.2% after factoring the impact of $4.0 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $18.9 million and an increase in EMEA of $0.1 million, partially offset by a decrease in Asia Pacific of $4.4 million.
During the third quarter of Fiscal 2019, we closed 29 license deals greater than $0.5 million, of which 12 deals were greater than $1.0 million, contributing approximately $43.3 million of license revenues. This was compared to 25 deals greater than $0.5 million in the third quarter of Fiscal 2018, of which 12 deals were greater than $1.0 million, contributing approximately $25.1 million of license revenues.

Cost of license revenues decreased by $0.4 million during the three months ended March 31, 2019 as compared to the same period in the prior fiscal year, primarily as a result of lower third party technology costs. Overall, the gross margin percentage on license revenues increased slightly to approximately 97% from approximately 96%.
For illustrative purposes only, had we accounted for revenues under proforma Topic 605, license revenues would have been $81.4 million for the three months ended March 31, 2019, which would have been lower by approximately $2.7 million or 3.2%, as compared to the same period in the prior fiscal year; but would have been up 1.0% after factoring the impact of $3.5 million of foreign exchange rate changes. Geographically, the overall change in proforma Topic 605 license revenue was attributable to a decrease in Asia Pacific of $6.2 million, and a decrease in EMEA of $0.5 million, partially offset by an increase in Americas of $4.1 million.
The $17.3 million difference between license revenues recognized under Topic 606 and those proforma Topic 605 revenues described above is the result of timing differences, where under Topic 605, revenues would have been deferred and recognized over time, but under Topic 606 these revenues are fully recognized up front. For more details, see note 3 "Revenues" to our Condensed Consolidated Financial Statements.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018
License revenues increased by $10.8 million or 3.6% during the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year; up 5.9% after factoring the impact of $6.8 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $22.8 million, partially offset by a decrease in Asia Pacific of $9.1 million and a decrease in EMEA of $2.9 million.
During the first nine months of Fiscal 2019, we closed 100 license deals greater than $0.5 million, of which 36 deals were greater than $1.0 million, contributing approximately $115.8 million of license revenues. This was compared to 88 deals greater than $0.5 million during the same period in Fiscal 2018, of which 35 deals were greater than $1.0 million, contributing $102.3 million of license revenues.
Cost of license revenues decreased by $0.4 million during the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year. The gross margin percentage on license revenues remained at approximately 97%.
For illustrative purposes only, had we accounted for revenues under proforma Topic 605, license revenues would have been $272.9 million for the nine months ended March 31, 2019, which would have been lower by approximately $24.7 million or 8.3% as compared to the same period in the prior fiscal year; and would have been lower by 6.2% after factoring the impact of $6.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Asia Pacific of $12.5 million, a decrease in EMEA of $7.8 million and a decrease in Americas of $4.5 million.
The $35.5 million difference between license revenues recognized under Topic 606 and those proforma Topic 605 license revenues described above is the result of timing differences, where under Topic 605, revenues would have been deferred and recognized over time, but under Topic 606 these revenues are fully recognized up front. For more details, see note 3 "Revenues" to our Condensed Consolidated Financial Statements.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Cloud Services and Subscriptions:
Americas	$166,532	$24,286	$142,246	$450,365	$39,405	$410,960
EMEA	50,799	3,147	47,652	153,480	13,573	139,907
Asia Pacific	21,276	2,072	19,204	62,078	1,869	60,209
Total Cloud Services and Subscriptions Revenues	238,607	29,505	209,102	665,923	54,847	611,076
Cost of Cloud Services and Subscriptions Revenues	103,873	9,678	94,195	280,274	11,460	268,814
GAAP-based Cloud Services and Subscriptions Gross Profit	$134,734	$19,827	$114,907	$385,649	$43,387	$342,262
GAAP-based Cloud Services and Subscriptions Gross Margin %	56.5%		55.0%	57.9%		56.0%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	69.8%		68.0%	67.6%		67.3%
EMEA	21.3%		22.8%	23.0%		22.9%
Asia Pacific	8.9%		9.2%	9.4%		9.8%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Cloud services and subscriptions revenues increased by $29.5 million or 14.1% during the three months ended March 31, 2019 as compared to the same period in the prior fiscal year; up 16.1% after factoring the impact of $4.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $24.3 million, an increase in EMEA of $3.1 million and an increase in Asia Pacific of $2.1 million.
The number of Cloud services deals greater than $1.0 million that closed during the third quarter of Fiscal 2019 was 8 deals, compared to 10 deals greater than $1.0 million in the third quarter of Fiscal 2018.
Cost of Cloud services and subscriptions revenues increased by $9.7 million during the three months ended March 31, 2019 as compared to the same period in the prior fiscal year, due to an increase in labour-related costs of approximately $10.3 million, partially offset by a decrease in other miscellaneous costs of $0.6 million. The increase in labour-related costs was primarily due to increased headcount from recent acquisitions.
Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to approximately 56% from approximately 55%.
For illustrative purposes only, had we accounted for revenues under proforma Topic 605, cloud services and subscriptions revenues would have been $235.5 million for the three months ended March 31, 2019, which would have been higher by approximately $26.4 million or 12.6% as compared to the same period in the prior fiscal year; and would have been up 14.6% after factoring the impact of $4.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $21.8 million, an increase in EMEA of $2.4 million and an increase in Asia Pacific of $2.2 million.
The $3.1 million difference between cloud service and subscription revenues recognized under Topic 606 and those proforma Topic 605 cloud services and subscriptions revenues described above is primarily the result of timing differences on professional services related to cloud contracts, where under Topic 605, revenues would have been deferred over the estimated life of the contract, but under Topic 606 these revenues are recognized as services are performed. For more details, see note 3 "Revenues" to our Condensed Consolidated Financial Statements.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018
Cloud services and subscriptions revenues increased by $54.8 million or 9.0% during the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year; up 10.0% after factoring the impact of $6.2 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $39.4 million, an increase in EMEA of $13.6 million, and an increase in Asia Pacific of $1.9 million.
The number of Cloud services deals greater than $1.0 million that closed during the first nine months of Fiscal 2019 was 33 deals, compared to 31 deals greater than $1.0 million in the first nine months of Fiscal 2018.
Cost of Cloud services and subscriptions revenues increased by $11.5 million during the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year, due to an increase in labour-related costs of approximately $11.3 million and an increase in third party network usage fees of $0.4 million. These were partially offset by a decrease in other miscellaneous costs of $0.2 million. The increase in labour-related costs was primarily due to increased headcount from recent acquisitions.
Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to approximately 58% from approximately 56%.
For illustrative purposes only, had we accounted for revenues under proforma Topic 605, cloud services and subscriptions revenues would have been $660.7 million for the nine months ended March 31, 2019, which would have been higher by approximately $49.6 million or 8.1% as compared to the same period in the prior fiscal year; and would have been up 9.2% after factoring the impact of $6.4 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $36.6 million, and an increase in EMEA of $10.4 million and an increase in Asia Pacific of $2.6 million.
The $5.2 million difference between cloud service and subscription revenues recognized under Topic 606 and those proforma Topic 605 cloud services and subscriptions revenues described above is primarily the result of timing differences on professional services related to cloud contracts, where under Topic 605, revenues would have been deferred over the estimated life of the contract, but under Topic 606 these revenues are recognized as services are performed. For more details, see note 3 "Revenues" to our Condensed Consolidated Financial Statements.
3)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, with customer renewal options. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the quarter ended March 31, 2019, our Customer support renewal rate was approximately 91%, stable compared with the Customer support renewal rate during the quarter ended March 31, 2018.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Customer Support Revenues:
Americas	$179,659	$1,304	$178,355	$536,050	$8,089	$527,961
EMEA	105,411	(4,173)	109,584	320,272	7,323	312,949
Asia Pacific	25,692	1,352	24,340	76,345	1,502	74,843
Total Customer Support Revenues	310,762	(1,517)	312,279	932,667	16,914	915,753
Cost of Customer Support Revenues	31,844	(1,926)	33,770	93,582	(6,075)	99,657
GAAP-based Customer Support Gross Profit	$278,918	$409	$278,509	$839,085	$22,989	$816,096
GAAP-based Customer Support Gross Margin %	89.8%		89.2%	90.0%		89.1%

% Customer Support Revenues by Geography:
Americas	57.8%		57.1%	57.5%		57.7%
EMEA	33.9%		35.1%	34.3%		34.2%
Asia Pacific	8.3%		7.8%	8.2%		8.1%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Customer support revenues decreased by $1.5 million or 0.5% during the three months ended March 31, 2019 as compared to the same period in the prior fiscal year; but up 2.3% after factoring the impact of $8.6 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in EMEA of $4.2 million, partially offset by an increase in Asia Pacific of $1.4 million and an increase in Americas of $1.3 million.

Cost of Customer support revenues decreased by $1.9 million during the three months ended March 31, 2019 as compared to the same period in the prior fiscal year, due to a decrease in labour-related costs of approximately $2.4 million, partially offset by (i) an increase in the installed base of third party products of approximately $0.4 million and (ii) an increase in other miscellaneous costs of $0.1 million. Overall, the gross margin percentage on Customer support revenues increased to approximately 90% from approximately 89%.
For illustrative purposes only, had we accounted for revenues under proforma Topic 605, customer support revenues would have been $310.3 million for the three months ended March 31, 2019, which would have been lower by approximately $1.9 million or 0.6% as compared to the same period in the prior fiscal year; but would have been up 2.2% after factoring the impact of $8.9 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in EMEA of $4.5 million, partially offset by an increase in Americas of $1.4 million and an increase in Asia Pacific of $1.2 million.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018
Customer support revenues increased by $16.9 million or 1.8% during the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year; up 3.3% after factoring the impact of $13.0 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $8.1 million, an increase in EMEA of $7.3 million and an increase in Asia Pacific of $1.5 million.
Cost of Customer support revenues decreased by $6.1 million during the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year, due to (i) a decrease in labour-related costs of approximately $6.2 million, and (ii) a decrease in the installed base of third party products of approximately $0.1 million, partially offset by an increase in other miscellaneous costs of $0.2 million. Overall, the gross margin percentage on Customer support revenues increased to approximately 90% from approximately 89%.
For illustrative purposes only, had we accounted for revenues under proforma Topic 605, customer support revenues would have been $931.5 million for the nine months ended March 31, 2019, which would have been higher by approximately $15.8 million or 1.7% as compared to the same period in the prior fiscal year; and would have been up 3.1% after factoring the impact of $13.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $8.1 million, an increase in EMEA of $6.5 million and an increase in Asia Pacific of $1.2 million.
4)    Professional Service and Other:
Professional service and other revenues consist of revenues from consulting contracts and contracts to provide implementation, training and integration services (professional services). Other revenues consist of hardware revenues, which are grouped within the “Professional service and other” category because they are relatively immaterial to our service revenues. Professional services are typically performed after the purchase of new software licenses. Professional service and other revenues can vary from period to period based on the type of engagements as well as those implementations that are assumed by our partner network.
Cost of professional service and other revenues consists primarily of the costs of providing integration, configuration and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third party subcontracting.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Professional Service and Other Revenues:
Americas	$33,767	$(3,101)	$36,868	$98,182	$(14,937)	$113,119
EMEA	30,040	(5,318)	35,358	93,701	(5,696)	99,397
Asia Pacific	7,249	(910)	8,159	22,697	(1,341)	24,038
Total Professional Service and Other Revenues	71,056	(9,329)	80,385	214,580	(21,974)	236,554
Cost of Professional Service and Other Revenues	56,626	(7,553)	64,179	169,452	(19,041)	188,493
GAAP-based Professional Service and Other Gross Profit	$14,430	$(1,776)	$16,206	$45,128	$(2,933)	$48,061
GAAP-based Professional Service and Other Gross Margin %	20.3%		20.2%	21.0%		20.3%

% Professional Service and Other Revenues by Geography:
Americas	47.5%		45.9%	45.8%		47.8%
EMEA	42.3%		44.0%	43.7%		42.0%
Asia Pacific	10.2%		10.1%	10.5%		10.2%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Professional service and other revenues decreased by $9.3 million or 11.6% during the three months ended March 31, 2019 as compared to the same period in the prior fiscal year; down 8.4% after factoring the impact of $2.6 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in EMEA of $5.3 million, a decrease in Americas of $3.1 million and a decrease in Asia Pacific of $0.9 million.
Cost of Professional service and other revenues decreased by $7.6 million during the three months ended March 31, 2019 as compared to the same period in the prior fiscal year. This was due to a decrease in labour-related costs of approximately $8.6 million resulting primarily from a reduction in the use of external labour resources, partially offset by an increase in other miscellaneous costs of $1.0 million. Overall, the gross margin percentage on Professional service and other revenues remained at approximately 20%.
Professional service and other revenues under proforma Topic 605 were not materially different from those under Topic 606 as discussed above.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018
Professional service and other revenues decreased by $22.0 million or 9.3% during the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year; down 7.1% after factoring the impact of $5.2 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $14.9 million, a decrease in EMEA of $5.7 million and a decrease in Asia Pacific of $1.3 million.
Cost of Professional service and other revenues decreased by $19.0 million during the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year as a result of a decrease in labour-related costs of approximately $19.1 million resulting primarily from a reduction in the use of external labour resources, partially offset by an increase in other miscellaneous costs of $0.1 million.
Overall, the gross margin percentage on Professional service and other revenues increased to approximately 21% from approximately 20%. This is the result of effectively executing our strategy of optimizing margins by being selective about the professional service engagements we accept.
Professional service and other revenues under proforma Topic 605 were not materially different from those under Topic 606 as discussed above.

Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Amortization of acquired technology-based intangible assets	$44,596	$(2,707)	$47,303	$140,439	$2,048	$138,391
Amortization of acquired technology-based intangible assets decreased during the three months ended March 31, 2019 by $2.7 million, as compared to the same period in the prior fiscal year. This was due to a reduction of $9.0 million relating to intangible assets from certain previous acquisitions becoming fully amortized, partially offset by an increase in amortization of $6.3 million, relating to newly acquired technology-based intangible assets from our recent acquisitions of Catalyst, Liaison and Hightail Inc. (Hightail).
Amortization of acquired technology-based intangible assets increased during the nine months ended March 31, 2019 by $2.0 million, as compared to the same period in the prior fiscal year. This was due to an increase in amortization of $11.7 million, relating to newly acquired technology-based intangible assets from our recent acquisitions of Catalyst and Liaison, as well as Hightail, Guidance Software Inc. (Guidance), and Covisint Corporation (Covisint), which were acquired during Fiscal 2018. The increase in amortization was partially offset by a reduction of $9.6 million, relating to intangible assets from certain previous acquisitions becoming fully amortized.
Operating Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Research and development	$84,905	$1,509	$83,396	$238,128	$(2,965)	$241,093
Sales and marketing	132,244	2,368	129,876	378,619	(3,023)	381,642
General and administrative	51,833	(2,961)	54,794	154,955	2,305	152,650
Depreciation	25,028	1,935	23,093	72,716	8,674	64,042
Amortization of acquired customer-based intangible assets	48,832	2,070	46,762	140,627	3,808	136,819
Special charges (recoveries)	796	(1,848)	2,644	33,487	12,097	21,390
Total operating expenses	$343,638	$3,073	$340,565	$1,018,532	$20,896	$997,636

% of Total Revenues:
Research and development	11.8%		12.2%	11.2%		11.7%
Sales and marketing	18.4%		18.9%	17.8%		18.5%
General and administrative	7.2%		8.0%	7.3%		7.4%
Depreciation	3.5%		3.4%	3.4%		3.1%
Amortization of acquired customer-based intangible assets	6.8%		6.8%	6.6%		6.6%
Special charges (recoveries)	0.1%		0.4%	1.6%		1.0%
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

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
	2019 and 2018	2019 and 2018
(In thousands)	Increase (decrease)	Increase (decrease)
Payroll and payroll-related benefits	$4,061	$9,433
Contract labour and consulting	(1,010)	(7,100)
Share-based compensation	322	(256)
Travel and communication	7	(499)
Facilities	(1,269)	(3,612)
Other miscellaneous	(602)	(931)
Total change in research and development expenses	$1,509	$(2,965)

Research and development expenses increased by $1.5 million during the three months ended March 31, 2019 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $4.1 million, partially offset by a reduction in the use of facility and related resources of $1.3 million and a reduction in contract labour and consulting of $1.0 million. The increase in payroll and payroll-related benefits was driven primarily by increased headcount from recent acquisitions. Overall, our research and development expenses, as a percentage of total revenues, remained at approximately 12%.
Research and development expenses decreased by $3.0 million during the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year. This was primarily due to a reduction in contract labour and consulting of $7.1 million and a reduction in the use of facility and related resources of $3.6 million, partially offset by an increase in payroll and payroll-related benefits of $9.4 million. The increase in payroll and payroll-related benefits was driven primarily by increased headcount from recent acquisitions. Overall, our research and development expenses, as a percentage of total revenues, decreased to approximately 11% from approximately 12%.
Our research and development labour resources increased by 378 employees, from 3,265 employees at March 31, 2018 to 3,643 employees at March 31, 2019.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
	2019 and 2018	2019 and 2018
(In thousands)	Increase (decrease)	Increase (decrease)
Payroll and payroll-related benefits	$(1,464)	$(155)
Commissions	4,157	(2,500)
Contract labour and consulting	(346)	(371)
Share-based compensation	962	(206)
Travel and communication	805	(2,161)
Marketing expenses	(220)	(2,240)
Facilities	(116)	1,132
Bad debt expense	90	4,535
Other miscellaneous	(1,500)	(1,057)
Total change in sales and marketing expenses	$2,368	$(3,023)
Sales and marketing expenses increased by $2.4 million during the three months ended March 31, 2019 as compared to the same period in the prior fiscal year. This was primarily due to (i) an increase in commissions expense of $4.2 million, (ii) an increase in share-based compensation expense of $1.0 million and (iii) an increase in travel and communication expenses of $0.8 million. These were partially offset by (i) a decrease in payroll and payroll-related benefits of $1.5 million and (ii) a decrease in other miscellaneous expenses of $1.5 million. The increase in commissions expense was primarily the result of higher revenue attainment, partially offset by approximately $2.3 million resulting from the Company capitalizing more commission costs under Topic 606, whereas previously, under Topic 605, such costs would have been expensed as incurred. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to approximately 18% from approximately 19%.
Sales and marketing expenses decreased by $3.0 million during the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year. This was primarily due to (i) a decrease in commissions expense of $2.5 million, of which approximately $7.0 million is the net result of the Company capitalizing more commission expense under Topic 606, whereas previously, under Topic 605, such costs would have been expensed as incurred, (ii) a decrease in travel and communication expenses of $2.2 million, (iii) a decrease in marketing expenses of $2.2 million and (iv) a decrease in other miscellaneous expenses of $1.1 million. These were partially offset by (i) an increase in bad debt expense of $4.5 million as certain low dollar receivables were provided for entirely as they became aged greater than one year and (ii) an increase in the use of facility and related resources of $1.1 million. Overall, our sales and marketing expenses, as a percentage of total revenues, remained at approximately 18%.
Our sales and marketing labour resources increased by 88 employees, from 1,969 employees at March 31, 2018 to 2,057 employees at March 31, 2019.

General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
	2019 and 2018	2019 and 2018
(In thousands)	Increase (decrease)	Increase (decrease)
Payroll and payroll-related benefits	$(173)	$2,490
Contract labour and consulting	5	13
Share-based compensation	(167)	339
Travel and communication	302	742
Facilities	43	19
Other miscellaneous	(2,971)	(1,298)
Total change in general and administrative expenses	$(2,961)	$2,305
General and administrative expenses decreased by $3.0 million during the three months ended March 31, 2019 as compared to the same period in the prior fiscal year. This was primarily due to a reduction in other miscellaneous expenses, which includes professional fees such as legal, audit and tax related expenses. Overall, general and administrative expenses, as a percentage of total revenue, decreased to approximately 7% from approximately 8%.
General and administrative expenses increased by $2.3 million during the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $2.5 million, partially offset by a $1.3 million reduction in other miscellaneous expenses, which includes professional fees such as legal, audit and tax related expenses. The remainder of the change was attributable to other activities associated with normal growth in our business operations. Overall, general and administrative expenses, as a percentage of total revenue, remained at approximately 7%.
Our general and administrative labour resources increased by 77 employees, from 1,512 employees at March 31, 2018 to 1,589 employees at March 31, 2019.
Depreciation expenses:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Depreciation	$25,028	$1,935	$23,093	$72,716	$8,674	$64,042
Depreciation expenses increased during the three and nine months ended March 31, 2019 by $1.9 million and $8.7 million, respectively, as compared to the same periods in the prior fiscal year. Depreciation expense, as a percentage of total revenue, remained at approximately 3%.
Amortization of acquired customer-based intangible assets:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Amortization of acquired customer-based intangible assets	$48,832	$2,070	$46,762	$140,627	$3,808	$136,819
Amortization of acquired customer-based intangible assets increased during the three months ended March 31, 2019 by $2.1 million, as compared to the same period in the prior fiscal year. This was due to an increase in amortization of $3.8 million, relating to newly acquired customer-based intangible assets from our recent acquisitions of Catalyst, Liaison and Hightail, partially offset by a reduction of $1.7 million relating to intangible assets from certain previous acquisitions becoming fully amortized.
Amortization of acquired customer-based intangible assets increased during the nine months ended March 31, 2019 by $3.8 million, as compared to the same period in the prior fiscal year. This was due to an increase in amortization of $8.8 million, relating to newly acquired customer-based intangible assets from our recent acquisitions of Catalyst and Liaison, as well as of Hightail, Guidance and Covisint, which were acquired during Fiscal 2018. The increase in amortization was partially offset by a reduction of $5.0 million, relating to intangible assets from certain previous acquisitions becoming fully amortized.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Special charges (recoveries)	$796	$(1,848)	$2,644	$33,487	$12,097	$21,390
Special charges decreased by $1.8 million during the three months ended March 31, 2019 as compared to the same period in the prior fiscal year. This was primarily due to (i) a reduction in expense of $1.7 million relating to one-time system implementation costs, (ii) a decrease in restructuring activities of $0.5 million and (iii) a decrease of $0.5 million relating to post-acquisition integration costs necessary to streamline acquired companies into our operations. These recoveries were partially offset by (i) an increase of $0.6 million relating to a lower net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain cases, becoming statute barred and (ii) an increase in acquisition related costs of $0.3 million.
Special charges increased by $12.1 million during the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year. This was primarily due to (i) an increase in restructuring activities of $14.7 million and (ii) an increase of $2.8 million relating to a lower net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain cases, becoming statute barred. These increases were partially offset by a reduction in expense of $4.2 million relating to one-time system implementation costs. The remainder of the change is due to other miscellaneous items.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Foreign exchange gains (losses)	$2,033	$(7,950)	$9,983	$(4,124)	$(23,215)	$19,091
OpenText share in net income (loss) of equity investees (note 8)	2,789	3,096	(307)	10,652	11,155	(503)
Income from long-term other receivable	—	(1,327)	1,327	—	(1,327)	1,327
Gain on shares held in Guidance (1)	—	—	—	—	(841)	841
Gain from contractual settlement (2)	—	—	—	—	(5,000)	5,000
Other miscellaneous income (expense)	243	106	137	437	(718)	1,155
Total other income (expense), net	$5,065	$(6,075)	$11,140	$6,965	$(19,946)	$26,911
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Interest and other related expense, net	$35,607	$627	$34,980	$103,751	$556	$103,195
Interest and other related expense, net increased by $0.6 million during the three and nine months ended March 31, 2019, respectively, as compared to the same periods in the prior fiscal year. This was primarily due to additional interest incurred relating to Term Loan B (as defined herein) of $3.6 million and $10.9 million, respectively. This was partially offset by a decrease of $2.7 million and $7.3 million, respectively, relating to interest on the Revolver (as defined herein). As of March 31, 2019, we have no outstanding balance on the Revolver nor was there activity during the nine months ended March 31, 2019. Additionally, interest income earned increased by $0.7 million and $3.5 million, respectively, during the three and nine months ended March 31, 2019, primarily as result of additional cash balances held in anticipation of the acquisition of Catalyst and Liaison.
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
Please also see Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2018.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Provision for (recovery of) income taxes	$32,542	$12,413	$20,129	$98,628	$(2,016)	$100,644
The effective tax rate increased to a provision of 30.9% for the three months ended March 31, 2019, compared to 25.5% for the three months ended March 31, 2018. The increase in tax expense of $12.4 million was primarily due to an increase of $7.6 million arising from increased net income taxed at foreign tax rates, an increase of $3.1 million arising on the introduction of the United States Base Erosion Avoidance Tax (“BEAT”) in Fiscal 2019, and an increase of $8.0 million relating to the tax impact of internal reorganizations of subsidiaries in Fiscal 2018, partially offset by the Fiscal 2018 impact of United States tax reform of $5.1 million which did not recur in Fiscal 2019. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate decreased to a provision of 31.6% for the nine months ended March 31, 2019, compared to 35.8% for the nine months ended March 31, 2018. The decrease in tax expense of $2.0 million was primarily due to the reversal of accruals for undistributed United States earnings of $14.8 million, and the Fiscal 2018 impact of United States tax reform of $15.9 million which did not recur in Fiscal 2019, partially offset by an increase of $16.1 million arising on the introduction of BEAT in Fiscal 2019, and an increase of $16.3 million relating to the tax impact of internal reorganizations of subsidiaries. The remainder of the difference was due to normal course movements and non-material items.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed the existing US tax laws, including a reduction in the federal corporate tax rate from 35% to 21%, and the transition of US international taxation from a worldwide tax system to a partially territorial tax system. As a result of the enactment of the legislation, the Company incurred a one-time tax expense of $19.0 million in the year ended June 30, 2018, primarily related to the transition tax on accumulated foreign earnings and the re-measurement of certain deferred tax assets and liabilities. During the three and nine months ended March 31, 2019, there was a reduction of nil and $0.9 million, respectively, to this amount, mainly attributable to evaluating the portion of our existing Alternative Minimum Tax (AMT) credit carryforwards expected to be refundable as a result of the repeal of corporate AMT. The portion of the tax expense attributable to the transition tax is payable over a period of up to eight years.
In accordance with Staff Accounting Bulletin 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118), the Company completed its analysis of the impact of the Tax Cuts and Jobs Act by December 22, 2018. The Company's final determination of the total one-time tax expense as a result of the enactment of the Tax Cuts and Jobs Act is $18.1 million.

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
Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2019
(in thousands except for per share data)

	Three Months Ended March 31, 2019
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$103,873		$(291)	(1)	$103,582
Customer support	31,844		(310)	(1)	31,534
Professional service and other	56,626		(448)	(1)	56,178
Amortization of acquired technology-based intangible assets	44,596		(44,596)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	479,515	66.7%	45,645	(3)	525,160	73.0%
Operating expenses
Research and development	84,905		(1,315)	(1)	83,590
Sales and marketing	132,244		(2,458)	(1)	129,786
General and administrative	51,833		(1,890)	(1)	49,943
Amortization of acquired customer-based intangible assets	48,832		(48,832)	(2)	—
Special charges (recoveries)	796		(796)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	135,877		100,936	(5)	236,813
Other income (expense), net	5,065		(5,065)	(6)	—
Provision for (recovery of) income taxes	32,542		(4,373)	(7)	28,169
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	72,762		100,244	(8)	173,006
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.27		$0.37	(8)	$0.64

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 31% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended March 31, 2019
		Per share diluted
GAAP-based net income, attributable to OpenText	$72,762	$0.27
Add:
Amortization	93,428	0.35
Share-based compensation	6,712	0.02
Special charges (recoveries)	796	—
Other (income) expense, net	(5,065)	(0.02)
GAAP-based provision for (recovery of) income taxes	32,542	0.12
Non-GAAP-based provision for income taxes	(28,169)	(0.10)
Non-GAAP-based net income, attributable to OpenText	$173,006	$0.64
Reconciliation of Adjusted EBITDA

Three Months Ended March 31, 2019
GAAP-based net income, attributable to OpenText	$72,762
Add:
Provision for (recovery of) income taxes	32,542
Interest and other related expense, net	35,607
Amortization of acquired technology-based intangible assets	44,596
Amortization of acquired customer-based intangible assets	48,832
Depreciation	25,028
Share-based compensation	6,712
Special charges (recoveries)	796
Other (income) expense, net	(5,065)
Adjusted EBITDA	$261,810

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2018
(in thousands except for per share data)

	Three Months Ended March 31, 2018
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$94,195		$(135)	(1)	$94,060
Customer support	33,770		(277)	(1)	33,493
Professional service and other	64,179		(122)	(1)	64,057
Amortization of acquired technology-based intangible assets	47,303		(47,303)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	443,334	64.6%	47,837	(3)	491,171	71.6%
Operating expenses
Research and development	83,396		(993)	(1)	82,403
Sales and marketing	129,876		(1,496)	(1)	128,380
General and administrative	54,794		(2,057)	(1)	52,737
Amortization of acquired customer-based intangible assets	46,762		(46,762)	(2)	—
Special charges (recoveries)	2,644		(2,644)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	102,769		101,789	(5)	204,558
Other income (expense), net	11,140		(11,140)	(6)	—
Provision for (recovery of) income taxes	20,129		3,612	(7)	23,741
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	58,794		87,037	(8)	145,831
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.22		$0.32	(8)	$0.54

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 26% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense. We also took into consideration changes in U.S. tax reform legislation that was enacted on December 22, 2017 through the Tax Cuts and Jobs Act.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended March 31, 2018
		Per share diluted
GAAP-based net income, attributable to OpenText	$58,794	$0.22
Add:
Amortization	94,065	0.35
Share-based compensation	5,080	0.02
Special charges (recoveries)	2,644	0.01
Other (income) expense, net	(11,140)	(0.04)
GAAP-based provision for (recovery of) income taxes	20,129	0.07
Non-GAAP-based provision for income taxes	(23,741)	(0.09)
Non-GAAP-based net income, attributable to OpenText	$145,831	$0.54
Reconciliation of Adjusted EBITDA

Three Months Ended March 31, 2018
GAAP-based net income, attributable to OpenText	$58,794
Add:
Provision for (recovery of) income taxes	20,129
Interest and other related expense, net	34,980
Amortization of acquired technology-based intangible assets	47,303
Amortization of acquired customer-based intangible assets	46,762
Depreciation	23,093
Share-based compensation	5,080
Special charges (recoveries)	2,644
Other (income) expense, net	(11,140)
Adjusted EBITDA	$227,645

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2019
(in thousands except for per share data)

	Nine Months Ended March 31, 2019
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$280,274		$(873)	(1)	$279,401
Customer support	93,582		(881)	(1)	92,701
Professional service and other	169,452		(1,330)	(1)	168,122
Amortization of acquired technology-based intangible assets	140,439		(140,439)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,427,568	67.3%	143,523	(3)	1,571,091	74.1%
Operating expenses
Research and development	238,128		(3,668)	(1)	234,460
Sales and marketing	378,619		(5,874)	(1)	372,745
General and administrative	154,955		(7,526)	(1)	147,429
Amortization of acquired customer-based intangible assets	140,627		(140,627)	(2)	—
Special charges (recoveries)	33,487		(33,487)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	409,036		334,705	(5)	743,741
Other income (expense), net	6,965		(6,965)	(6)	—
Provision for (recovery of) income taxes	98,628		(9,029)	(7)	89,599
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	213,518		336,769	(8)	550,287
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.79		$1.25	(8)	$2.04

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2019
		Per share diluted
GAAP-based net income, attributable to OpenText	$213,518	$0.79
Add:
Amortization	281,066	1.04
Share-based compensation	20,152	0.07
Special charges (recoveries)	33,487	0.12
Other (income) expense, net	(6,965)	(0.03)
GAAP-based provision for (recovery of) income taxes	98,628	0.37
Non-GAAP-based provision for income taxes	(89,599)	(0.32)
Non-GAAP-based net income, attributable to OpenText	$550,287	$2.04
Reconciliation of Adjusted EBITDA

Nine Months Ended March 31, 2019
GAAP-based net income, attributable to OpenText	$213,518
Add:
Provision for (recovery of) income taxes	98,628
Interest and other related expense, net	103,751
Amortization of acquired technology-based intangible assets	140,439
Amortization of acquired customer-based intangible assets	140,627
Depreciation	72,716
Share-based compensation	20,152
Special charges (recoveries)	33,487
Other (income) expense, net	(6,965)
Adjusted EBITDA	$816,353

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2018
(in thousands except for per share data)

	Nine Months Ended March 31, 2018
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$268,814		$(1,119)	(1)	$267,695
Customer support	99,657		(933)	(1)	98,724
Professional service and other	188,493		(1,322)	(1)	187,171
Amortization of acquired technology-based intangible assets	138,391		(138,391)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,354,971	65.7%	141,765	(3)	1,496,736	72.6%
Operating expenses
Research and development	241,093		(4,206)	(1)	236,887
Sales and marketing	381,642		(6,679)	(1)	374,963
General and administrative	152,650		(6,214)	(1)	146,436
Amortization of acquired customer-based intangible assets	136,819		(136,819)	(2)	—
Special charges (recoveries)	21,390		(21,390)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	357,335		317,073	(5)	674,408
Other income (expense), net	26,911		(26,911)	(6)	—
Provision for (recovery of) income taxes	100,644		(20,674)	(7)	79,970
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	180,501		310,836	(8)	491,337
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.68		$1.16	(8)	$1.84

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2018
		Per share diluted
GAAP-based net income, attributable to OpenText	$180,501	$0.68
Add:
Amortization	275,210	1.03
Share-based compensation	20,473	0.08
Special charges (recoveries)	21,390	0.08
Other (income) expense, net	(26,911)	(0.10)
GAAP-based provision for (recovery of) income taxes	100,644	0.37
Non-GAAP-based provision for income taxes	(79,970)	(0.30)
Non-GAAP-based net income, attributable to OpenText	$491,337	$1.84

Reconciliation of Adjusted EBITDA

Nine Months Ended March 31, 2018
GAAP-based net income, attributable to OpenText	$180,501
Add:
Provision for (recovery of) income taxes	100,644
Interest and other related expense, net	103,195
Amortization of acquired technology-based intangible assets	138,391
Amortization of acquired customer-based intangible assets	136,819
Depreciation	64,042
Share-based compensation	20,473
Special charges (recoveries)	21,390
Other (income) expense, net	(26,911)
Adjusted EBITDA	$738,544

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of March 31, 2019	Change increase (decrease)	As of June 30, 2018
Cash and cash equivalents	$765,224	$82,282	$682,942

	Nine Months Ended March 31,
(In thousands)	2019	Change	2018
Cash provided by operating activities	$646,501	$142,480	$504,021
Cash used in investing activities	$(442,359)	$(27,122)	$(415,237)
Cash provided by (used in) financing activities	$(114,708)	$(169,956)	$55,248
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
As of March 31, 2019, we have provided $15.1 million (June 30, 2018—$28.5 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities increased by $142.5 million due to an increase in changes from working capital of $151.0 million, partially offset by a decrease in net income before the impact of non-cash items of $8.5 million. The increase in operating cash flow from changes in working capital was primarily due to the net impact of the following increases: (i) $108.5 million relating to a decrease in accounts receivable, (ii) $61.6 million relating to an increase in accounts payable and accrued liabilities, (iii) $43.1 million relating to an increase in income taxes payable, (iv) $10.1 million relating to a decrease in prepaid and other current assets, and (v) $7.2 million relating to lower balances of other assets. These increases in operating cash flows were partially offset by decreases of (i) $50.6 million relating to lower deferred revenues and (ii) $28.9 million relating to higher contract assets.
During the third quarter of Fiscal 2019 our days sales outstanding (DSO) was 60 days, compared to a DSO of 67 days during the third quarter of Fiscal 2018. The per day impact of our DSO in the third quarters of Fiscal 2019 and Fiscal 2018 on our cash flows was $8.0 million and $7.6 million, respectively. In arriving at DSO, we exclude contract assets as these are assets that we do not have an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $27.1 million, primarily due to an increase of $62.7 million in consideration paid for acquisitions during the first nine months of Fiscal 2019, as compared to the same period in Fiscal 2018. This was partially offset by a decrease of $32.6 million in purchases of property and equipment. The remainder of the change was due to miscellaneous items.

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
Cash flows from financing activities went from an inflow of $55.2 million during the first nine months of Fiscal 2018 to an outflow of $114.7 million during the first nine months of Fiscal 2019. During the first nine months of Fiscal 2018, we received net cash proceeds of $94.2 million, after drawings on the Revolver of $200.0 million and repayments of our long-term loan of $105.8 million. During Fiscal 2019 to date, we have not drawn on the Revolver and have only repaid $7.5 million of our outstanding long-term debt, in accordance with our long-term debt schedules. Other significant changes include less cash used in investing activities of $26.5 million relating to funds we provide to an independent agent to facilitate the repurchase of Common Shares on the open market, for potential reissuance under our long-term incentive and other plans. Additionally, we experienced a reduction of $24.0 million relating to less cash collected from the issuance of Common Shares for the exercise of options and the OpenText Employee Share Purchase Plan (ESPP), as well as an increase in dividend payments to our shareholders of $16.9 million.
Cash Dividends
During the three and nine months ended March 31, 2019, we declared and paid cash dividends of $0.1518 and $0.4554 per Common Share, respectively, that totaled $40.7 million and $121.9 million, respectively. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of the Board. See Item 5 "Dividend Policy" in our Annual Report on Form 10-K for Fiscal 2018 for more information.
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
Term Loan B
On May 30, 2018, we entered into a credit facility, which provides for a $1 billion term loan facility with certain lenders named therein, Barclays Bank PLC (Barclays), as sole administrative agent and collateral agent, and as lead arranger and joint bookrunner (Term Loan B) and borrowed the full amount on May 30, 2018 to, among other things, repay in full the loans under our prior $800 million term loan credit facility originally entered into on January 16, 2014. Repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity.
Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver. Term Loan B has a seven year term, maturing in May 2025.

Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of March 31, 2019, the outstanding balance on the Term Loan B bears an interest rate of approximately 4.24%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2019, our consolidated net leverage ratio was 1.7:1.
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
As of March 31, 2019, we have no outstanding balance on the Revolver. There was no activity during the three and nine months ended March 31, 2019 and we recorded no interest expense.
During the three and nine months ended March 31, 2018, we drew down nil and $200 million, respectively, from the Revolver, partially to finance acquisitions. During the three and nine months ended March 31, 2018, we also repaid $100 million, respectively, and recorded interest expense of $2.7 million and $7.3 million, respectively, relating to amounts drawn on the Revolver.
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
Pensions
As of March 31, 2019, our total unfunded pension plan obligations were $73.8 million, of which $2.3 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.

Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2019 (three months ended June 30)	$159	$250	$39
2020	680	1,003	153
2021	778	1,031	194
2022	866	1,039	301
2023	971	1,041	209
2024 to 2028	5,840	5,352	747
Total	$9,294	$9,716	$1,643
For a detailed discussion on pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of March 31, 2019, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2019— June 30, 2019	July 1, 2019— June 30, 2021	July 1, 2021— June 30, 2023	July 1, 2023 and beyond
Long-term debt obligations (1)	$3,449,794	$38,320	$294,203	$1,092,366	$2,024,905
Operating lease obligations (2)	331,964	18,387	128,807	79,623	105,147
Purchase obligations	14,405	3,486	10,278	641	—
	$3,796,163	$60,193	$433,288	$1,172,630	$2,130,052
(1) Includes interest up to maturity and principal payments. Please see note 10 "Long-Term Debt" for more details.
(2) Net of $34.8 million of sublease income to be received from properties which we have subleased to third parties.
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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012 and Fiscal 2013. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of March 31, 2019, in connection with the CRA's reassessments for Fiscal 2012 and Fiscal 2013 to be limited to penalties and interest that may be due of approximately $23 million.
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
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments. As of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of these reassessments in our Condensed Consolidated Financial Statements. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability in respect of our international transactions, including the transfer pricing methodology applied to them. The CRA is currently auditing Fiscal 2014 and Fiscal 2015 and have proposed to reassess such years in a manner consistent with Fiscal 2012 and Fiscal 2013. We are engaged in ongoing discussions with the CRA and continue to vigorously contest the CRA's audit positions.
GXS Brazil Matter
As previously disclosed and in connection with the intercompany charges between GXS Group, Inc. and its subsidiary, GXS Tecnologia da Informação (Brasil) Ltda., based on the historical transfer pricing studies, approximately $1.5 million accrued in relation to this matter became statute barred during the three months ended March 31, 2019 and accordingly was released as a recovery under "Special charges".
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
As of March 31, 2019, we had an outstanding balance of $990.0 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of March 31, 2019, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.9 million, assuming that the loan balance as of March 31, 2019 is outstanding for the entire period (June 30, 2018—$10.0 million).
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

Based on the foreign exchange forward contracts outstanding as of March 31, 2019, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.6 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2018—$0.5 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of March 31, 2019 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at March 31, 2019	U.S. Dollar Equivalent at June 30, 2018
Euro	$103,954	$120,346
British Pound	28,810	31,211
Canadian Dollar	18,393	24,590
Swiss Franc	78,027	52,652
Other foreign currencies	108,895	117,459
Total cash and cash equivalents denominated in foreign currencies	338,079	346,258
U.S. dollar	427,145	336,684
Total cash and cash equivalents	$765,224	$682,942
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $33.8 million (June 30, 2018—$34.6 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".

Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1A. Risk Factors
You should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended June 30, 2018. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies.yes
The vote by the United Kingdom to leave the European Union (EU) could adversely affect us
The June 2016 United Kingdom referendum on its membership in the EU resulted in a majority of United Kingdom voters voting to exit the EU (Brexit). We have operations in the United Kingdom and the EU, and as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit, including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the United Kingdom. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. For example, depending on the terms of Brexit, the United Kingdom could also lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members. Disruptions and uncertainty caused by Brexit may also cause our customers to closely monitor their costs and reduce their spending budget on our products and services. While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict its future implications. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the United Kingdom conducts, and could adversely affect our business, operating results and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASE OF EQUITY SECURITIES OF THE COMPANY
FOR THE THREE MONTHS ENDED MARCH 31, 2019

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/19 to 01/31/19	—	$—	—	—
02/01/19 to 02/28/19	—	$—	—	—
03/01/19 to 03/31/19	51,794	$37.94	—	—
Total	51,794	$—	—	—

(1) Represents Common Shares repurchased in the open market and subsequently reissued as settlement of DSU awards. For more details, please see note 12 "Share Capital, Option Plans and Share-based Payments" to our Condensed Consolidated Financial Statements.

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
Date: May 1, 2019

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ADITYA MAHESHWARI
Aditya Maheshwari Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)