Form 10-K
period 2019-06-30
OPEN TEXT CORP
filed 2019-08-01
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-27544
______________________________________
OPEN TEXT CORPORATION
(Exact name of Registrant as specified in its charter)
______________________

Canada	98-0154400
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

275 Frank Tompa Drive,			N2L 0A1
Waterloo,	Ontario	Canada
(Address of principal executive offices)			(Zip code)
Registrant's telephone number, including area code: (519) 888-7111
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock without par value	OTEX	NASDAQ Global Select Market
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Aggregate market value of the Registrant's Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2018, the end of the registrant's most recently completed second fiscal quarter, was approximately $8.6 billion. At July 30, 2019, there were 270,011,817 outstanding Common Shares of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
None.

OPEN TEXT CORPORATION

Part I
Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the U.S. Securities Act of 1933, as amended (the Securities Act), and is subject to the safe harbors created by those sections. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements, and are based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general political, economic and market conditions, currency exchange rates, and interest rates; (iv) equity and debt markets continuing to provide us with access to capital; (v) our continued ability to identify and source attractive and executable business combination opportunities, as well as our ability to continue to successfully integrate any such opportunities, including in accordance with the expected timeframe and/or cost budget for such integration; and (vi) our continued compliance with third party intellectual property rights. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the Notes to Consolidated Financial Statements for the year ended June 30, 2019, which are set forth in Part II, Item 8 of this Annual Report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management's current expectations and projections about future results only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report as well as other documents we file from time to time with the United States Securities and Exchange Commission (the SEC). Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K because these forward-looking statements are relevant only as of the date they were made.
Throughout this Annual Report on Form 10-K: (i) the term "Fiscal 2020" means our fiscal year beginning on July 1, 2019 and ending June 30, 2020; (ii) the term “Fiscal 2019” means our fiscal year beginning on July 1, 2018 and ended June 30, 2019; (iii) the term “Fiscal 2018” means our fiscal year beginning on July 1, 2017 and ended June 30, 2018; (iv) the term “Fiscal 2017” means our fiscal year beginning on July 1, 2016 and ended June 30, 2017; and (v) the term “Fiscal 2016” means our fiscal year beginning on July 1, 2015 and ended June 30, 2016. Our Consolidated Financial Statements are presented in U.S. dollars and, unless otherwise indicated, all amounts included in this Annual Report on Form 10-K are expressed in U.S. dollars. References herein to the “Company”, “OpenText”, “we” or “us” refer to Open Text Corporation and, unless context requires otherwise, its subsidiaries.
Item 1.    Business
Incorporated in 1991, OpenText has grown to be a leader in providing Enterprise Information Management (EIM) solutions. We offer a comprehensive line of products and services that aim to enable businesses to grow faster, obtain lower operational costs and reduce information governance and security risks by improving business insight, impact and process speed.
Our software is offered through traditional on-premises solutions, on the OpenText Cloud or a combination of both. We believe our customers will operate in hybrid on-premises and cloud environments, and we are ready to support the delivery method the customer prefers. In providing choice and flexibility, we strive to maximize the lifetime value of the relationship with our customers.
Business Overview and Strategy
About OpenText
For more than 25 years, we have developed enterprise software to help customers create a sustainable information advantage in the digital economy. We have a vision of the "Intelligent and Connected Enterprise" enabling businesses and governments to accelerate their digital transformation. The comprehensive OpenText EIM platform and suite of software products and services provide secure and scalable solutions for global companies and governments around the world. With our software, organizations manage a valuable asset - information. Information that is made more valuable by connecting it to digital business processes, information that is enriched with analytics, information that is protected and secure throughout its entire lifecycle, information that captivates customers, and information that connects and fuels some of the world's largest digital supply chains in manufacturing, retail, and financial services. Our EIM solutions are designed to enable organizations to secure their information so that they can collaborate with confidence, validate endpoints with all machines and the Internet of Things (IoT), stay ahead of the regulatory technology curve, identify threats that cross their networks, leverage discovery with information forensics, and gain insight and action through analytics, artificial intelligence (AI) and automation.
At OpenText, we follow the big workloads and the unstructured content from customer information and case files, to employee information, transactions and interactions along the supply chain, to information used to manage assets such as planes, trains, automobiles, nuclear power plants, and oil rigs, to industry accelerators like information technology (IT) and innovation platforms.
Our Products and Services
We combine digital applications with an information platform, bringing together Content Services, Business Networks (BN), Analytics and AI, Security and the Developer for optimized customer experience, employee engagement, asset utilization, and supply chain efficiency. Our software capabilities bring together information from both humans and machines, where it can be securely managed, stored, accessed and mined with analytics for actionable and relevant insights.
*Off-cloud is a term we use to describe license transactions

Below is a listing of our EIM solutions. In all of this, the developer is critical to the development of "secure-from-day-1" applications. This is why our EIM platform expands our low-code development capabilities with additional out-of-the-box integrations designed to support the developer with a unified application development environment. In addition, with our cloud-based IoT platform, the enterprise can dynamically integrate multi-tiered supply chain communities and build IoT solutions for greater efficiency, agility, and new value-added services. Information from machines is supported, whether it's a smart machine, industrial machine, or an automotive or medical device.
Content Services
Content Services, such as Extended Enterprise Content Management (ECM) and records management, integrate with platforms, such as SAP, to manage the entire lifecycle of information, in its many formats, from creation through to disposition.

Our Content Services help organizations connect content to their digital business to accelerate productivity, improve governance and drive digital transformation. Additionally, OpenText Content Services adhere to the Content Management Interoperability Services (CMIS) standard and support a broad range of operating systems, databases, application servers, and enterprise applications. Our Content Services solutions range from intelligent capture to records management and archiving and are available on-premises, as a subscription in the OpenText Cloud or as a managed service.
Business Network
The OpenText Business Network (BN) supports intelligent connections at a global scale providing a proven foundation for digital business and secure e-commerce.
Our BN is a cloud-based platform that facilitates efficient, secure and compliant collaboration and exchange of information inside and outside of organizations. The platform comprises solutions that simplify the inherent complexities of business-to-business (B2B) data exchange and offer insights that help drive operational efficiencies, accelerate time to transaction and improve customer satisfaction. Our BN enables businesses to accelerate and control how information is delivered which we believe increases the security and reliability of sensitive or complex communications.
Artificial Intelligence and Analytics
The OpenText Artificial Intelligence platform incorporates Apache Spark, the powerful, open source computing foundation that lets customers take advantage of the flexibility, extensibility, and diversity of an open product stack while maintaining full ownership of their data and algorithms. As our enterprise software has historically focused on managing data and content archives, we are now able to turn these archives of data into active “data lakes” and incorporate AI to transform this digital information into useful knowledge and insight for our customers.
Our analytics and AI suite helps organizations improve decision-making, gain operational efficiency and increase visibility by enabling IT to place interactive dashboards, reports and data visualizations quickly into the hands of business users. Our AI leverages a comprehensive set of data analytics software to identify patterns, relationships and trends. Our analytics and AI suite can leverage structured or unstructured data to help organizations increase their opportunities for growth.
Security
The OpenText EIM platform offers multi-level, multi-role, multi context security to make it one of the most secure information platforms in the world. Information is secured at the database level, by user enrolled security, context rights, and time-based security. Our EIM platform supports single sign-on for system protection and encryption at rest for document-level security.
OpenText security also helps organizations address information security and digital investigation needs with leading digital forensic tools for endpoint detection and response. EncaseTM provides 360-degree visibility across all endpoints, devices and networks, for proactive discovery of sensitive data, identification and remediation of threats and discreet, forensically-sound data collection and investigation.
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

Our Strategy
Growth
As an organization, our management believes in delivering “Total Growth”, meaning we strive towards delivering value through organic initiatives, innovations and acquisitions, as well as financial performance. This growth is further enhanced through our direct and indirect sales distribution channels. With an emphasis on increasing recurring revenues and expanding our margins, we believe our “Total Growth” strategy will ultimately drive overall cash flow generation, thus helping to fuel our disciplined capital allocation approach and further drive our ability to deepen our account coverage and identify and execute strategic acquisitions. With strategic acquisitions, we are better positioned to expand our product portfolio and improve our ability to innovate and grow organically, which then further helps us to meet our long-term growth targets. We believe this “Total Growth” strategy is a durable model that will create shareholder value over both the near and long-term.
We are committed to continuous innovation. Our investments in research and development (R&D) drive product innovation, increasing the value of our offerings to our installed customer base, which includes Global 10,000 companies. The Global 10,000 are the worlds largest companies, typically those with greater than $2billion in revenues, as well as the world's largest governments and organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. Over the last three fiscal years, we have invested a cumulative total of approximately $926 million in R&D or approximately 11.6% of cumulative revenue for such three year period and we typically target to spend approximately 11% to 13% of revenues for R&D each fiscal year.
We remain a value oriented and disciplined acquirer and consolidator, having efficiently deployed $6.2 billion on acquisitions over the last 10 years. Mergers and acquisitions are one of our leading growth drivers. We believe in creating value by focusing on acquiring strategic businesses, integrating them into our business model and using our acquired assets to innovate. We have developed a philosophy, which we refer to as “The OpenText Business System”, that is designed to create value by leveraging a clear set of operational mandates for integrating newly acquired companies and assets. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our Total Growth strategy. We expect to continue to acquire strategically, to integrate and innovate, to deepen and strengthen our intelligent information platform for customers.
In Fiscal 2019, we further demonstrated the implementation of our strategy by acquiring Liaison Technologies, Inc. (Liaison) and Catalyst Repository Systems Inc. (Catalyst). We regularly evaluate acquisition opportunities on an ongoing basis and at any time may be at various stages of discussion with respect to such opportunities. For additional details on our acquisitions, please see "Acquisitions During the Last Five Fiscal Years", elsewhere in Item 1 of this Annual Report on Form 10-K.
Our OpenText Release 16 platform (Release 16), helps organizations with their digital transformation by digitizing information, experiences, processes and supply chains, to create a better way to work within their enterprise. Release 16 has a major focus on analysis and reporting across all product lines and use cases. It offers customers a coordinated platform for digital transformation that is intended to yield the benefits of scale and single-vendor interaction.
We also introduced OpenText OT2, the next generation EIM as a service platform. With OT2, organizations can leverage existing investments in their on-premises platforms and extend solutions where cloud can quickly improve time to value, such as customer, supplier and partner collaboration. Delivering SaaS applications that extend existing solutions prevents new information silos and simplifies technology investment decisions by providing compelling enterprise applications for business users.
We continue to make significant investments to our cloud infrastructure, and with products like Release 16 and OT2, virtually all of our products are available in the "OpenText Cloud".

Looking Towards the Future
In Fiscal 2020 we intend to continue to implement strategies that are designed to:
Broaden Our Reach into EIM through the Global 10,000. As technologies and customers become more sophisticated, we intend to be a leader in expanding the definition of traditional market sectors. This is the marquee target for EIM and organic growth. We continue to focus on connecting the G10K to our information platform and we believe we are well positioned to expand our penetration in this market.
Invest in the Cloud. The cloud is quickly becoming a business imperative. What used to be discussed as a potential option for managing budgets, is now a strategic direction that drives competitive positioning, product innovation, business agility, and cost management. We are committed to continue our investment in The OpenText Cloud, which is a purpose-built cloud environment for enterprise solutions spanning Information Management, Compliance, and B2B Integration. Supported by a global, scalable, and secure infrastructure, OpenText Cloud includes a foundational platform of technology services, and packaged business applications for industry and business processes. The OpenText Cloud enables organizations to protect and manage information in public, private or hybrid deployments.
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
Deepen Strategic Partnerships. OpenText is committed culturally, programmatically and strategically to be a partner-embracing company. Our partnerships with companies such as SAP SE, Google Cloud, Microsoft Corporation, Oracle Corporation, Salesforce.com Corporation and others serve as an example of how we are working together with our partners to create next-generation EIM solutions and deliver them to market. We will continue to look for ways to create more customer value from our strategic partnerships.
Broaden Global Presence. As customers become increasingly multi-national and as international markets continue to adopt EIM, we plan to further grow our brand, presence, and partner networks in these new markets. We are focused on using our direct sales for targeting existing customers and plan to address new geographies jointly with our partners.
Selectively Pursue Acquisitions. We expect to continue to pursue strategic acquisitions to strengthen our service offerings in the EIM market. In light of the continually evolving marketplace in which we operate, we regularly evaluate acquisition opportunities within the EIM market and at any time may be in various stages of discussions with respect to such opportunities. We plan to continue to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy and disciplined financial management. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of solutions, as well as add new solutions to our portfolio.
OpenText Revenues
Our business consists of four revenue streams: license, cloud services and subscriptions, customer support, and professional service and other. For information regarding our revenues and assets by geography for Fiscal 2019, Fiscal 2018 and Fiscal 2017, see note 19 “Segment Information” in the Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.
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
Cloud Services and Subscriptions
Cloud services and subscription revenues consist of (i) SaaS offerings, (ii) hosted services and (iii) managed service arrangements. These offerings allow customers to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in related hardware infrastructure.
We offer B2B integration solutions such as messaging and managed services. Messaging services allow for the automated and reliable exchange of electronic transaction information, such as purchase orders, invoices, shipment notices and other business documents, among businesses worldwide. Managed services provide an end-to-end fully outsourced B2B integration solution to our customers, including program implementation, operational management, and customer support. Our cloud-based Business Network enables customers to effectively manage the flow of electronic transaction information with their trading partners and reduces the complexity of disparate standards and communication protocols.

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
Marketing and Sales
Customers
Our customer base consists of Global 10,000 organizations, enterprise companies, mid-market companies and public sector agencies. Historically, including in Fiscal 2019, no single customer has accounted for 10% or more of our total revenues.
Partners and Alliances
We are also committed to establishing relationships with the best resellers and technology and service providers to ensure customer success. Together as partners, we fulfill key market objectives to drive new business, establish a competitive advantage, and create demonstrable business value.
Our Global Partner Program enables us to focus on the core roots of our partnerships. The framework offers five distinct programs: Referral, Reseller, Services, Technology, and Support. This creates an extended organization to develop technologies, repeatable service offerings, and solutions that enhance the way our customers maximize their investment in our products and services. Through the Global Partner Program, we are extending market coverage, building stronger relationships, and providing customers with a more complete local ecosystem of partners to meet their needs. Each distinct program is focused to provide valuable business benefits to the joint relationship. A complete listing of our partners can be found on our website.
Our strategic partners include:

•
SAP SE (SAP): Our solutions help SAP customers improve the way they manage content in SAP systems in order to assist them to improve efficiency in key processes, manage compliance, or gain new insights.

•
Google Cloud: We work together with Google Cloud to deploy our EIM solutions on the Google Cloud Platform. This includes a containerized application architecture for flexible cloud or hybrid deployment models. Deploying our solutions on the Google Cloud Platform allows our customers to scale their deployments as their businesses demand. We also work with the Google Cloud engineering team to explore integrations with Google Analytics, G-Suite and other functions.

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

Our main global systems integrators include, but are not limited to, Accenture plc, Deloitte Consulting LLP, Tata Consultancy Services, ATOS and Ernst & Young.
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
Competition
The market for our products and services is highly competitive, subject to rapid technological change and shifting customer needs and economic pressures. We compete with multiple companies, some that have single or narrow solutions and some that have a range of information management solutions, like us. Our primary competitor is International Business Machines Corporation (IBM), with numerous other software vendors competing with us in the EIM sector, such as Veeva Systems Inc., j2 Global Inc., Pegasystems Inc., Hyland Software Inc., SPS Commerce Inc., Box Inc. and Adobe Systems Inc. In certain markets, OpenText competes with Oracle and Microsoft, who are also our partners. In addition, we also face competition from systems integrators that configure hardware and software into customized systems. Additionally, new competitors or alliances among existing competitors may emerge and could rapidly acquire additional market share. We also expect that competition will increase as a result of ongoing software industry consolidation.
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
Research and Development
The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, our success, in part, depends on our ability to continue to enhance our existing products in a timely and efficient manner and to develop and introduce new products that meet customer needs while reducing total cost of ownership. To achieve these objectives, we have made and expect to continue to make investments in research and development, through internal and third-party development activities, third-party licensing agreements and potentially through technology acquisitions. Our R&D expenses were $321.8 million for Fiscal 2019, $322.9 million for Fiscal 2018, and $281.2 million for Fiscal 2017. We believe our spending on research and development is an appropriate balance between managing our organic growth and results of operations. We expect to continue to invest in R&D to maintain and improve our products and services offerings.
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
Below is a summary of the more material acquisitions we have made over the last five fiscal years.
In Fiscal 2019, we completed the following acquisitions:

•	On January 31, 2019, we acquired Catalyst for approximately $70.8 million.

•	On December 17, 2018, we acquired Liaison for approximately $310.6 million.

Prior to Fiscal 2019, we completed the following acquisitions:

•	On February 14, 2018, we acquired Hightail, a leading cloud service for file sharing and creative collaboration, for approximately $20.5 million.

•	On September 14, 2017, we acquired Guidance, a leading provider of forensic security solutions, for approximately $240.5 million.

•	On July 26, 2017, we acquired Covisint, a leading cloud platform for building Identity, Automotive,and IoT applications, for approximately $102.8 million.

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
Intellectual Property Rights
Our success and ability to compete depends in part on our ability to develop, protect and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. Our software products are generally licensed to our customers on a non-exclusive basis for internal use in a customer's organization. We also grant rights to our intellectual property to third parties that allow them to market certain of our products on a non-exclusive or limited-scope exclusive basis for a particular application of the product(s) or to a particular geographic area.
We rely on a combination of copyright, patent, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We have obtained or applied for trademark registration for most corporate and strategic product names in most major markets. We have a number of U.S. and foreign patents and pending applications, including patents and rights to patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and is typically 20 years from the date of filing of the patent application resulting in the patent. From time to time, we may enforce our intellectual property rights through litigation in line with our strategic and business objectives. While we believe our intellectual property is valuable and our ability to maintain and protect our intellectual property rights is important to our success, we also believe that our business as a whole is not materially dependent on any particular patent, trademark, license, or other intellectual property right.
For more information on the risks related to our intellectual property rights, see "Risk Factors" included in Item 1A of this Annual Report on Form 10-K.

Employees
As of June 30, 2019, we employed a total of approximately 13,100 individuals. The approximate composition of our employee base is as follows: (i) 2,100 employees in sales and marketing, (ii) 3,700 employees in product development, (iii) 3,100 employees in cloud services, (iv) 1,500 employees in professional services, (v) 1,100 employees in customer support, and (vi) 1,600 employees in general and administrative roles. We believe that relations with our employees are strong. None of our employees are represented by a labour union, nor do we have collective bargaining arrangements with any of our employees. However, in certain international jurisdictions in which we operate, a “Workers' Council” represents our employees.
Available Information
OpenText Corporation was incorporated on June 26, 1991. Our principal office is located at 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1, and our telephone number at that location is (519) 888-7111. Our internet address is www.opentext.com. Our website is included in this Annual Report on Form 10-K as an inactive textual reference only. Except for the documents specifically incorporated by reference into this Annual Report, information contained on our website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report.
Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed with or furnished to the SEC may be obtained free of charge through the Investors section of our website at investors.opentext.com as soon as is reasonably practical after we electronically file or furnish these reports. In addition, our filings with the SEC may be accessed through the SEC's website at www.sec.gov and our filings with the Canadian Securities Administrators (CSA) may be accessed through the CSA's System for Electronic Document Analysis and Retrieval (SEDAR) at www.sedar.com. Except for the documents specifically incorporated by reference into this Annual Report, information contained on the SEC or CSA websites is not incorporated by reference in the Annual Report on Form 10-K and should not be considered to be a part of the Annual Report. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by applicable law.
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

Our success depends on our relationships with strategic partners, distributors and third party service providers and any reduction in the sales efforts by distributors, cooperative efforts from our partners or service from third party providers could materially impact our revenues
We rely on close cooperation with strategic partners for sales and software product development as well as for the optimization of opportunities that arise in our competitive environment. A portion of our license revenues is derived from the licensing of our software products through third parties. Also, a portion of our service revenues may be impacted by the level of service provided by third party service providers relating to Internet, telecommunications and power services. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing distributors or develop a sufficient number of future distributors. Distributors may also give higher priority to the licensing or sale of software products and services other than ours (which could include competitors' products and services) or may not devote sufficient resources to marketing our software products and services. The performance of third party distributors and third party service providers is largely outside of our control, and we are unable to predict the extent to which these distributors and service providers will be successful in either marketing and licensing or selling our software products and services or providing adequate Internet, telecommunication and power services so that disruptions and outages are not experienced by our customers. A reduction in strategic partner cooperation or sales efforts, a decline in the number of distributors, a decision by our distributors to discontinue the licensing of our software products or a decline or disruption in third party services could cause users and the general public to perceive our software products and services as inferior and could materially reduce revenues. In addition, our financial results could be materially adversely affected if the financial condition of our distributors or third party service providers were to weaken. Some of our distributors and third party service providers may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends.
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
If our software products and services do not gain market acceptance, our operating results may be negatively affected
We intend to pursue our strategy of being a market leading consolidator for cloud-based EIM solutions, and growing the capabilities of our EIM software offerings through our proprietary research and the development of new software product and service offerings, as well as through acquisitions. In response to customer demand, it is important to our success that we continue to enhance our software products and services and to seek to set the standard for EIM capabilities. The primary market for our software products and services is rapidly evolving which means that the level of acceptance of products and services that have been released recently, or that are planned for future release to the marketplace is not certain. If the markets for our software products and services fail to develop, develop more slowly than expected or become subject to increased competition, our business may suffer. As a result, we may be unable to: (i) successfully market our current products and services, (ii) develop new software products and services and enhancements to current software products and services, (iii) complete customer implementations on a timely basis, or (iv) complete software products and services currently under development. In addition, increased competition could put significant pricing pressures on our products which could negatively impact our margins and profitability. If our software products and services are not accepted by our customers or by other businesses in the marketplace, our business, operating results and financial condition will be materially adversely affected.

Our existing customers might cancel contracts with us, fail to renew contracts on their renewal dates, and/or fail to purchase additional services and products, and we may be unable to attract new customers, which could materially adversely affect our operating results
We depend on our installed customer base for a significant portion of our revenues. We have significant contracts with our license customers for ongoing support and maintenance, as well as significant service contracts that provide recurring services revenues to us. In addition, our installed customer base has historically generated additional new license and services revenues for us. Service contracts are generally renewable at a customer’s option and/or subject to cancellation rights, and there are generally no mandatory payment obligations or obligations to license additional software or subscribe for additional services.
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
Failure to protect our intellectual property could harm our ability to compete effectively
We are highly dependent on our ability to protect our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We intend to protect our intellectual property rights vigorously; however, there can be no assurance that these measures will, in all cases, be successful, and these measures can be costly and/or subject us to counterclaims. Enforcement of our intellectual property rights may be difficult, particularly in some countries outside of North America in which we seek to market our software products and services. While Canadian and U.S. copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. The absence of internationally harmonized intellectual property laws makes it more difficult to ensure consistent protection of our proprietary rights. Software piracy has been, and is expected to be, a persistent problem for the software industry, and piracy of our software products represents a loss of revenue to us. Where applicable, certain of our license arrangements have required us to make a limited confidential disclosure of portions of the source code for our software products, or to place such source code into escrow for the protection of another party. Despite the precautions we have taken, unauthorized third parties, including our competitors, may be able to copy certain portions of our software products or reverse engineer or obtain and use information that we regard as proprietary. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property. In addition, certain of our products contain open source software. Licensees of open source software may be required to make public certain source code, to license proprietary software for free or to make certain derivative works available to others. While we monitor and control the use of open source software in our products and in any third party software that is incorporated into our products, and we try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or service, there can be no guarantee that such use could not inadvertently occur. If this happened it could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.
Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenues and profits
Claims of infringement (including misappropriation and/or other intellectual property violation) are common in the software industry and increasing as related legal protections, including copyrights and patents, are applied to software products. Although most of our technology is proprietary in nature, we do include certain third party and open source software in our software products. In the case of third party software, we believe this software is licensed from the entity holding the intellectual property rights. While we believe that we have secured proper licenses for all third-party intellectual property that is integrated into our products, third parties have and may continue to assert infringement claims against us in the future, including the sometimes aggressive and opportunistic actions of non-practicing entities whose business model is to obtain patent-licensing revenues from operating companies such as us. Any such assertion, regardless of merit, may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. Such licenses may not be available or they may not be available on commercially reasonable terms. In addition, as we continue to develop software products and expand our portfolio using new technology and innovation, our exposure to threats of infringement may increase. Any infringement claims and related litigation could be time-consuming, disruptive to our ability to generate revenues or enter into new market opportunities and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the intellectual property rights or rework our products to avoid infringement of third party rights. Typically our agreements with our partners and customers contain provisions which require us to indemnify them for damages sustained by them as a result of any infringement claims involving our products. Any of the foregoing infringement claims and related litigation could have a significant adverse impact on our business and operating results as well as our ability to generate future revenues and profits.
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
Current and future competitors could have a significant impact on our ability to generate future revenues and profits
The markets for our software products and services are intensely competitive and are subject to rapid technological change and other pressures created by changes in our industry. The convergence of many technologies has resulted in unforeseen competitors arising from companies that were traditionally not viewed as threats to our marketplace. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens and as additional companies enter our markets, including those competitors who offer solutions similar to ours, but offer it through a different form of delivery. Numerous releases of competitive products have occurred in recent history and are expected to continue in the future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors: (i) develop technologies that are perceived to be substantially equivalent or superior to our technologies, (ii) introduce new competitive products or services, (iii) add new functionality to existing products and services, (iv) acquire competitive products and services, (v) reduce prices, or (vi) form strategic alliances or cooperative relationships with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increasing bargaining power by the consumers of our software products and services, we would need to lower the prices we charge for the products and services we offer. This could result in lower revenues or reduced margins, either of which may materially adversely affect our business and operating results. Moreover, our competitors may affect our business by entering into exclusive arrangements with our existing or potential customers, distributors or third party service providers. Additionally, if prospective consumers choose other methods of EIM delivery different from that which we offer, our business and operating results could also be materially adversely affected.
Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results
The growth of our Company through the successful acquisition and integration of complementary businesses is a critical component of our corporate strategy. In light of the continually evolving marketplace in which we operate, we regularly evaluate acquisition opportunities on an ongoing basis and at any time may be in various stages of discussions with respect to such opportunities. We plan to continue to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy and disciplined financial management. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of solutions, as well as add new solutions to our portfolio. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; and (iv) diversion of management's attention from other business concerns. Moreover, these transactions could involve: (i) substantial investment of funds or financings by issuance of debt or equity or equity-related securities; (ii) substantial investment with respect to technology transfers and operational integration; and (iii) the acquisition or disposition of product lines or businesses. Also, such activities could result in charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance or assumption of debt, which could have a negative impact on the credit ratings of our outstanding debt securities or the market price of our common shares. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our Company. Any such activity may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. In addition, while we conduct due diligence prior to consummating an acquisition, joint venture or business collaboration, such diligence may not identify all material issues associated with such activities. We may also experience unanticipated challenges or difficulties identifying suitable new acquisition candidates that are available for purchase at reasonable prices. Even if we are able to identify such candidates, we may be unable to consummate an acquisition on suitable terms. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability (i) to take advantage of growth opportunities for our business or for our products and services, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results and financial condition. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges associated with any acquisition or investment activity, may materially impact our results of operations and financial condition which, in turn, may have a material adverse effect on the market price of our Common Shares or credit ratings of our outstanding debt securities.
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
Our compensation structure may hinder our efforts to attract and retain vital employees
A portion of our total compensation program for our executive officers and key personnel includes the award of options to buy our Common Shares. If the market price of our Common Shares performs poorly, such performance may adversely affect our ability to retain or attract critical personnel. In addition, any changes made to our stock option policies, or to any other of our compensation practices, which are made necessary by governmental regulations or competitive pressures could adversely affect our ability to retain and motivate existing personnel and recruit new personnel. For example, any limit to total compensation which may be prescribed by the government or applicable regulatory authorities or any significant increases in personal income tax levels levied in countries where we have a significant operational presence may hurt our ability to attract or retain our executive officers or other employees whose efforts are vital to our success. Additionally, payments under our long-term incentive plans (the details of which are described in Item 11 of this Annual Report on Form 10-K) are dependent to a significant extent upon the future performance of our Company both in absolute terms and in comparison to similarly situated companies. Any failure to achieve the targets set under our long-term incentive plan could significantly reduce or eliminate payments made under this plan, which may, in turn, materially and adversely affect our ability to retain the key personnel who are subject to this plan.
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
Fluctuations in foreign currency exchange rates could materially affect our financial results
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the month of the transaction. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. In addition, unexpected and dramatic devaluations of currencies in developing, as well as developed, markets could negatively affect our revenues from, and the value of the assets located in, those markets.  Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item “Other income (expense) net” for Fiscal 2019, Fiscal 2018 and Fiscal 2017 were $(4.3) million, $4.8 million, and $3.1 million, respectively. While we use derivative financial instruments to attempt to reduce our net exposure to currency exchange rate fluctuations, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could continue to materially affect our financial results. These risks and their potential impacts may be exacerbated by Brexit and any policy changes, including those resulting from trade and tariff disputes. See “-The vote by the United Kingdom to leave the European Union (EU) could adversely affect us.”
Our international operations expose us to business, political and economic risks that could cause our operating results to suffer
We intend to continue to make efforts to increase our international operations and anticipate that international sales will continue to account for a significant portion of our revenues. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, differences in business practices, compliance with domestic and foreign laws (including without limitation domestic and international import and export laws and regulations and the Foreign Corrupt Practices Act, including potential violations by acts of agents or other intermediaries), costs related to localizing products for foreign markets, costs related to translating and distributing software products in a timely manner, costs related to increased financial accounting and reporting burdens and complexities, longer sales and collection cycles for accounts receivables, failure of laws to protect our intellectual property rights adequately, local competition, and economic or political instability and uncertainties, including inflation, recession, interest rate fluctuations and actual or anticipated military or geopolitical conflicts. International operations also tend to be subject to a longer sales and collection cycle. In addition, regulatory limitations regarding the repatriation of earnings may adversely affect the transfer of cash earned from foreign operations. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. Additionally, international earnings may be subject to taxation by more than one jurisdiction, which may materially adversely affect our effective tax rate. Also, international expansion may be difficult, time consuming, and costly. These risks and their potential impacts may be exacerbated by Brexit. See “-The vote by the United Kingdom to leave the EU could adversely affect us.” As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, our business, operating results and financial condition will suffer.
The vote by the United Kingdom to leave the European Union (EU) could adversely affect us
The June 2016 United Kingdom referendum on its membership in the EU resulted in a majority of United Kingdom voters voting to exit the EU (Brexit). We have operations in the United Kingdom and the EU, and as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit, including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the United Kingdom. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. For example, depending on the terms of Brexit (or a so called "no deal" Brexit), the United Kingdom could also lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members. Disruptions and uncertainty caused by Brexit may also cause our customers to closely monitor their costs and reduce their spending budget on our products and services. Continued uncertainty as to the terms of Brexit may result in heightened near term economic volatility. While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict its future implications. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the United Kingdom conducts (as well as the possibility of a "no deal" Brexit), and could adversely affect our business, operating results and financial condition.
Our software products and services may contain defects that could harm our reputation, be costly to correct, delay revenues, and expose us to litigation
Our software products and services are highly complex and sophisticated and, from time to time, may contain design defects, software errors, hardware failures or other computer system failures that are difficult to detect and correct. Errors, defects and/or other failures may be found in new software products or services or improvements to existing products or services after delivery to our customers. If these defects, errors and/or other failures are discovered, we may not be able to successfully correct them in a timely manner. In addition, despite the extensive tests we conduct on all our software products or services, we may not be able to fully simulate the environment in which our products or services will operate and, as a result, we may be unable to adequately detect the design defects or software or hardware errors which may become apparent only after the products are installed in an end-user's network, and after users have transitioned to our services. The occurrence of errors, defects and/or other failures in our software products or services could result in the delay or the denial of market acceptance of our products and alleviating such errors, defects and/or other failures may require us to make significant expenditure of our resources. Customers often use our services and solutions for critical business processes and as a result, any defect or disruption in our solutions, any data breaches or misappropriation of proprietary information, or any error in execution, including human error or intentional third-party activity such as denial of service attacks or hacking, may cause customers to reconsider renewing their contract with us. The errors in or failure of our software products and services could also result in us losing customer transaction documents and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages. The harm to our reputation resulting from product and service errors, defects and/or other failures may be material. Since we regularly provide a warranty with our software products, the financial impact of fulfilling warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims. These agreements regularly contain terms such as the exclusion of all implied warranties and the limitation of the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and the attendant liabilities and costs associated with such claims. Any claims for actual or alleged losses to our customers’ businesses may require us to spend significant time and money in litigation or arbitration or to pay significant settlements or damages. Defending a lawsuit, regardless of merit, can be costly and would divert management’s attention and resources. Although we maintain errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate to cover all such claims. Accordingly, any such claim could negatively affect our business, operating results or financial condition.
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
Business disruptions, including those related to data security breaches, may adversely affect our operations
Our business and operations are highly automated and a disruption or failure of our systems may delay our ability to complete sales and to provide services. Business disruptions can be caused by several factors, including natural disasters, terrorist attacks, power loss, telecommunications and system failures, computer viruses, physical attacks and cyber-attacks. A major disaster or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, including our cloud services, could severely affect our ability to conduct normal business operations. We operate data centers in various locations around the world and although we have redundancy capability built into our disaster recovery plan, we cannot ensure that our systems and data centers will remain fully operational during and immediately after a disaster or disruption. We also rely on third parties that provide critical services in our operations and despite our diligence around their disaster recovery processes, we cannot provide assurances as to whether these third party service providers can maintain operations during a disaster or disruption. Global climate change may furthermore aggravate natural disasters that effect our business operations, thereby compelling us to build additional resiliency in order to mitigate impact. Any business disruption could negatively affect our business, operating results or financial condition.
In addition, if data security is compromised, this could materially and adversely affect our operating results given that we have customers that use our systems to store and exchange large volumes of proprietary and confidential information and the security and reliability of our services are significant to these customers. We have experienced attempts by third parties to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers' or service providers' cloud offerings and other products and systems. If our products or systems, or the products or systems of third-party service providers on whom we rely, are attacked or accessed by unauthorized parties, it could lead to major disruption or denial of service and access to or loss, modification or theft of our and our customers' data which may involve us having to spend material resources on correcting the breach and indemnifying the relevant parties and/or on litigation, regulatory investigations, regulatory proceedings, increased insurance premiums, lost revenues, penalties, fines and/or other potential liabilities, which could have adverse effects on our reputation, business, operating results and financial condition.
Unauthorized disclosures and breaches of data security may adversely affect our operations
Most of the jurisdictions in which we operate have laws and regulations relating to data privacy, security and protection of information. We have certain measures to protect our information systems against unauthorized access and disclosure of personal information and of our confidential information and confidential information belonging to our customers. We have policies and procedures in place dealing with data security and records retention. However, there is no assurance that the security measures we have put in place will be effective in every case. Breaches in security could result in a negative impact for us and for our customers, adversely affecting our and our customers' businesses, assets, revenues, brands and reputations and resulting in penalties, fines, litigation, regulatory proceedings, regulatory investigations, increase insurance premiums, remediation efforts, indemnification expenditures, lost revenues and/or other potential liabilities, in each case depending on the nature of the information disclosed. Security breaches could also affect our relations with our customers, injure our reputation and harm our ability to keep existing customers and to attract new customers. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, and in some cases our agreements with certain customers require us to notify them in the event of a data security incident. Such mandatory disclosures could lead to negative publicity and may cause our current and prospective customers to lose confidence in the effectiveness of our data security measures. These circumstances could also result in adverse impact on the market price of our Common Shares. These risks to our business may increase as we expand the number of web-based and cloud-based products and services we offer and as we increase the number of countries in which we operate.
Our revenues and operating results are likely to fluctuate, which could materially impact the market price of our Common Shares
We experience significant fluctuations in revenues and operating results caused by many factors, including:

•	Changes in the demand for our software products and services and for the products and services of our competitors;

•	The introduction or enhancement of software products and services by us and by our competitors;

•	Market acceptance of our software products, enhancements and/or services;

•	Delays in the introduction of software products, enhancements and/or services by us or by our competitors;

•	Customer order deferrals in anticipation of upgrades and new software products;

•	Changes in the lengths of sales cycles;

•	Changes in our pricing policies or those of our competitors;

•	Delays in software product implementation with customers;

•	Change in the mix of distribution channels through which our software products are licensed;

•	Change in the mix of software products and services sold;

•	Change in the mix of international and North American revenues;

•	Changes in foreign currency exchange rates, London Inter-Bank Offered Rate (LIBOR) and other applicable interest rates (including the anticipated replacement of LIBOR as a benchmark rate);

•	Acquisitions and the integration of acquired businesses;

•	Restructuring charges taken in connection with any completed acquisition or otherwise;

•	Outcome and impact of tax audits and other contingencies;

•	Investor perception of our Company;

•	Changes in earnings estimates by securities analysts and our ability to meet those estimates;

•	Changes in laws and regulations affecting our business, including data privacy and cybersecurity laws and regulations;

•	Changes in general economic and business conditions; and

•	Changes in general political developments, such as the impact of Brexit, changes to international trade policies and policies taken to stimulate or to preserve national economies.
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
As of June 30, 2019, our credit facilities consisted of a $1.0 billion term loan facility (Term Loan B) and a $450 million committed revolving credit facility (the Revolver). Borrowings under Term Loan B and the Revolver, if any, are or will be secured by a first charge over substantially all of our assets.
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
As of June 30, 2019, we also have $800 million in aggregate principal amount of our 5.625% senior unsecured notes due 2023 (Senior Notes 2023) and $850 million in aggregate principal amount of our 5.875% senior unsecured notes due 2026 (Senior Notes 2026, and with the Senior Notes 2023, the Senior Notes) outstanding, both respectively issued in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Our failure to comply with any of the covenants that are included in the indentures governing the Senior Notes could result in a default under the terms thereof, which could result in all or a portion of the Senior Notes to be immediately due and payable.
Our Term Loan B and Revolver have variable rates of interest, some of which use LIBOR as a benchmark. There is currently uncertainty regarding the continued use and reliability of LIBOR. As a result, any financial instruments or agreements using LIBOR as a benchmark interest rate may be adversely affected. This uncertainty about the future of LIBOR and the potential discontinuance of LIBOR may exacerbate the risk to us of increased interest rates, and our business, prospects, financial condition and results of operations could be materially adversely affected.
The risks discussed above would be increased to the extent that we engage in acquisitions that involve the incurrence of material additional debt, or the acquisition of businesses with material debt, and such incurrences or acquisitions could potentially negatively impact the ratings or outlook of the rating agencies on our outstanding debt securities and the market price of our common shares.
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
Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years' items, the impact of transactions we complete, future levels of research and development spending, changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements, and/or any internal restructuring initiatives we may implement from time to time to streamline our operations, can have a material impact on our effective income tax rate.
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
For more details of tax audits to which we are subject, see notes 13 "Guarantees and Contingencies" and 14 "Income Taxes", respectively, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
On July 11, 2018, we also received, consistent with previously disclosed expectations, a draft NOPA proposing a one-time approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 (the 2012 NOPA). arising from the integration of Global 360 Holding Corp. into the structure that resulted from the internal reorganization in Fiscal 2010, plus penalties equal to 40% of the additional proposed taxes for Fiscal 2012, and interest.
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
As of our receipt of the final 2010 NOPA and 2012 NOPA, our estimated potential aggregate liability, as proposed by the IRS, including additional state income taxes plus penalties and interest that may be due, to be approximately $770 million, comprised of approximately $455 million in U.S. federal and state taxes, approximately $130 million of penalties, and approximately $185 million of interest. Interest will continue to accrue at the applicable statutory rates until the matter is resolved and may be substantial.
As previously disclosed and noted above, we strongly disagree with the IRS’ position and we are vigorously contesting the proposed adjustments to our taxable income, along with the proposed penalties and interest. We are examining various alternatives available to taxpayers to contest the proposed adjustments, including through IRS Appeals and U.S. Federal court. Any such alternatives could involve a lengthy process and result in the incurrence of significant expenses. As of the date of this Annual Report on Form 10-K, we have not recorded any material accruals in respect of these examinations in our Consolidated Financial Statements. An adverse outcome of these tax examinations could have a material adverse effect on our financial position and results of operations.
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
Our operating results could be adversely affected by any weakening of economic conditions
Our overall performance depends in part on worldwide economic conditions. Certain economies have experienced periods of downturn as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment, volatility in commodity prices and worldwide stock markets, excessive government debt and disruptions to global trade or tariffs. The severity and length of time that a downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery, are unknown and are beyond our control. Recently, Brexit and its impact on the United Kingdom and the EU, as well as any policy changes resulting from trade and tariff disputes, have raised additional concerns regarding economic uncertainties. Moreover, any instability in the global economy affects countries in different ways, at different times and with varying severity, which makes the impact to our business complex and unpredictable. During such downturns, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted or conditions could result in reductions in the licensing of our software products and the sale of cloud and other services, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivables, slower adoption of new technologies and increased price competition. In addition, deterioration of the global credit markets could adversely impact our ability to complete licensing transactions and services transactions, including maintenance and support renewals. Any of these events, as well as a general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending could delay or decrease our revenues and therefore have a material adverse effect on our business, operating results and financial condition.
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
Some of our operations are subject to the European Union’s General Data Protection Regulation (GDPR), which took effect from May 25, 2018. The GDPR introduces a number of new obligations for subject companies and we will need to continue dedicating financial resources and management time to GDPR compliance. The GDPR enhances the obligations placed on companies that control or process personal data including, for example, expanded disclosures about how personal data is to be used, new mechanisms for obtaining consent from data subjects, new controls for data subjects with respect to their personal data (including by enabling them to exercise rights to erasure and data portability), limitations on retention of personal data and mandatory data breach notifications. Additionally, the GDPR places companies under new obligations relating to data transfers and the security of the personal data they process. The GDPR provides that supervisory authorities in the European Union may impose administrative fines for certain infringements of the GDPR of up to EUR 20,000,000 or 4% of an undertaking’s total, worldwide, annual turnover of the preceding financial year, whichever is higher. Individuals who have suffered damage as a result of a subject company’s non-compliance with the GDPR also have the right to seek compensation from such company. Given the breadth of the GDPR, compliance with its requirements is likely to continue to require significant expenditure of resources on an ongoing basis, and there can be no assurance that the measures we have taken for the purposes of compliance will be successful in preventing breach of the GDPR. Given the potential fines, liabilities and damage to our reputation in the event of an actual or perceived breach of the GDPR, such a breach may have an adverse effect on our business and operations.
Outside of the U.S. and the European Union, many jurisdictions have adopted or are adopting new data privacy laws that may impose further onerous compliance requirements, such as data localization, which prohibits companies from storing and/or processing outside the jurisdiction data relating to resident individuals. The proliferation of such laws within the jurisdictions in which we operate may result in conflicting and contradictory requirements, particularly in relation to evolving technologies such as cloud computing. Any failure to successfully navigate the changing regulatory landscape could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, results of operations and financial condition.
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

Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against
Financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, material increases in LIBOR or other applicable interest rate benchmarks may increase the debt payment costs for our credit facilities. There is currently uncertainty regarding the continued use and reliability of LIBOR. As a result, any financial instruments or agreements using LIBOR as a benchmark interest rate may be adversely affected. This uncertainty about the future of LIBOR and the potential discontinuance of LIBOR may exacerbate the risk to us of increased interest rates, and our business, prospects, financial condition and results of operations could be materially and adversely affected. Credit contraction in financial markets may hurt our ability to access credit in the event that we identify an acquisition opportunity or require significant access to credit for other reasons. Similarly, volatility in the market price of our Common Shares due to seemingly unrelated financial developments could hurt our ability to raise capital for the financing of acquisitions or other reasons. Potential price inflation caused by an excess of liquidity in countries where we conduct business may increase the cost we incur to provide our solutions and may reduce profit margins on agreements that govern the licensing of our software products and/or the sale of our services to customers over a multi-year period. A reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of our customer base such as the public sector. As a result, these customers may need to reduce their licensing of our software products or their purchases of our services, or we may experience greater difficulty in receiving payment for the licenses and services that these customers purchase from us. Any of these events, or any other events caused by turmoil in world financial markets, may have a material adverse effect on our business, operating results, and financial condition.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel, totaling approximately 336,000 square feet of owned facilities and approximately 2.4 million square feet of leased facilities.
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
Leased Facilities
The following table sets forth the location and approximate square footage of our leased facilities:

Square Footage
Americas (1)	1,143,000
EMEA (2)	582,000
Asia Pacific (3)	705,000
Total	2,430,000

(1)	Americas consists of countries in North, Central and South America.
(2)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(3)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.

Included in the total approximate square footage of leased facilities is approximately 279,000 square feet of vacated space which has either been sublet or is being actively marketed for sublease or disposition.
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
On June 30, 2019, the closing price of our Common Shares on the NASDAQ was $41.20 per share, and on the TSX was Canadian $54.04 per share.
As at June 30, 2019, we had 346 shareholders of record holding our Common Shares of which 294 were U.S. shareholders.
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
Stock Purchases
No shares were repurchased during the three months ended June 30, 2019.
Stock Performance Graph and Cumulative Total Return
The following graph compares for each of the five fiscal years ended June 30, 2019, the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:

•	an index of companies in the software application industry (S&P North American Technology-Software Index);

•	the NASDAQ Composite Index; and

•	the S&P/TSX Composite Index.
The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2014, as compared with the cumulative return on a $100 investment in the S&P North American Technology-Software Index, the NASDAQ Composite Index and the S&P/TSX Composite Index (the Indices) made on the same day. Dividends declared on securities comprising the respective Indices and declared on our Common Shares are assumed to be reinvested. The performance of our Common Shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

The chart below provides information with respect to the value of $100 invested on June 30, 2014 in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

	June 30, 2014	June 30, 2015	June 30, 2016	June 30, 2017	June 30, 2018	June 30, 2019
Open Text Corporation	$100.00	$85.71	$127.21	$137.67	$156.12	$185.85
S&P North American Technology-Software Index	$100.00	$116.33	$124.89	$163.28	$218.94	$264.11
NASDAQ Composite	$100.00	$114.44	$112.51	$144.35	$178.42	$192.30
S&P/TSX Composite	$100.00	$84.45	$81.05	$89.92	$98.10	$102.28

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
Passive Foreign Investment Company Rules
Special U.S. federal income tax rules apply to U.S. persons owning shares of a PFIC. The Company will be classified as a PFIC in a particular taxable year if either: (i) 75 percent or more of the Company’s gross income for the taxable year is passive income, or (ii) the average percentage of the value of the Company’s assets that produce or are held for the production of passive income is at least 50 percent. If the Company is treated as a PFIC for any year, U.S. holders may be subject to adverse tax consequences upon a sale, exchange, or other disposition of the Common Shares, or upon the receipt of certain “excess distributions” in respect of the Common Shares. Dividends paid by a PFIC are not qualified dividends eligible for taxation at preferential rates. Based on audited consolidated financial statements, we believe that the Company was not treated as a PFIC for U.S. federal income tax purposes with respect to its 2018 or 2019 taxable years. In addition, based on a review of the Company’s audited consolidated financial statements and its current expectations regarding the value and nature of its assets and the sources and nature of its income, the Company does not anticipate being treated as a PFIC for the 2020 taxable year.
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
The following table summarizes our selected consolidated financial data for the periods indicated. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income and balance sheet data for each of the five fiscal years indicated below has been derived from our audited Consolidated Financial Statements. Over the last five fiscal years we have acquired a number of companies including, but not limited to Catalyst, Liaison, Hightail, Guidance, Covisint, ECD Business, CCM Business, Recommind, ANX, CEM Business, Daegis, and Actuate. The results of these companies and all of our previously acquired companies have been included herein and have contributed to the growth in our revenues, net income and net income per share and such acquisitions affect period-to-period comparability.

	Fiscal Year Ended June 30,
	2019	2018	2017	2016	2015
(In thousands, except per share data)
Statement of Income Data:
Revenues(1)	$2,868,755	$2,815,241	$2,291,057	$1,824,228	$1,851,917
Net income, attributable to OpenText(2)	$285,501	$242,224	$1,025,659	$284,477	$234,327
Net income per share, basic, attributable to OpenText(1)	$1.06	$0.91	$4.04	$1.17	$0.96
Net income per share, diluted, attributable to OpenText(1)	$1.06	$0.91	$4.01	$1.17	$0.95
Weighted average number of Common Shares outstanding, basic	268,784	266,085	253,879	242,926	244,184
Weighted average number of Common Shares outstanding, diluted	269,908	267,492	255,805	244,076	245,914
(1) Effective July 1, 2018, we adopted Accounting Standards Codification (ASC) Topic 606 "Revenue from Contracts with Customers" (Topic 606) using the cumulative effect approach. We applied the standard to contracts that were not completed as of the date of the initial adoption. Results for reporting periods commencing on July 1, 2018 are presented under the new revenue standard, while prior period results continue to be reported under the previous standard.
(2) Fiscal 2017 included a significant one-time tax benefit of $876.1 million recorded in the first quarter of Fiscal 2017.

	As of June 30,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total assets	$7,933,975	$7,765,029	$7,480,562	$5,154,144	$4,353,330
Total Long-term liabilities	$3,034,588	$3,053,172	$2,820,200	$2,503,918	$1,899,086
Cash dividends per Common Share	$0.6300	$0.5478	$0.4770	$0.4150	$0.3588

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, "might", "will" and other similar language, as they relate to Open Text Corporation (“OpenText” or the “Company”), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to: (i) statements about our focus in the fiscal year beginning July 1, 2019 and ending June 30, 2020 (Fiscal 2020) on growth in earnings and cash flows; (ii) creating value through investments in broader Enterprise Information Management (EIM) capabilities; (iii) our future business plans and business planning process; (iv) statements relating to business trends; (v) statements relating to distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases and the timing thereof; (viii) the Company’s financial conditions, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment including the tax reform legislation enacted through the Tax Cuts and Jobs Act in the United States and its impact on our business; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) statements about the impact of Magellan and Release 16; (xxiii) statements about acquisitions and their expected impact; and (xxiv) other matters.
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (ii) the potential for the incurrence of or assumption of debt in connection with acquisitions and the impact on the ratings or outlooks of rating agencies on our outstanding debt securities; (iii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (iv) the risks associated with bringing new products and services to market; (v) fluctuations in currency exchange rates (including as a result of the impact of Brexit and any policy changes resulting from trade and tariff disputes); (vi) delays in the purchasing decisions of the Company’s customers; (vii) the competition the Company faces in its industry and/or marketplace; (viii) the final determination of litigation, tax audits (including tax examinations in the United States, Canada or elsewhere) and other legal proceedings; (ix) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, U.S. or international tax regimes; (x) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xi) the continuous commitment of the Company’s customers; (xii) demand for the Company’s products and services; (xiii) increase in exposure to international business risks (including as a result of the impact of Brexit and any policy changes resulting from the new U.S. administration, including any transition from the North American Free Trade Agreement to the United States-Mexico-Canada Agreement) as we continue to increase our international operations; (xiv) inability to raise capital at all or on not unfavorable terms in the future; (xv) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xvi) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement including General Data Protection Regulation (GDPR) and Country by Country Reporting; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the EIM market; (ix) the Company’s competitive position in the EIM market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the EIM marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security breaches in connection with the Company's offerings and information technology systems generally; and (xiv) failure to attract and retain key personnel to develop and effectively manage the Company's business.
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
All dollar and percentage comparisons made herein refer to the year ended June 30, 2019 (Fiscal 2019) compared with the year ended June 30, 2018 (Fiscal 2018). Please refer to Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2018 for a comparative discussion of our Fiscal 2018 financial results as compared to Fiscal 2017.
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.
EXECUTIVE OVERVIEW
We operate in the Enterprise Information Management (EIM) market where we enable the intelligent and connected enterprise. We develop enterprise software to support businesses in becoming digital businesses and governments in becoming digital governments. The comprehensive OpenText EIM platform and suite of software products and services provide secure and scalable solutions for global companies and governments around the world. With our software, organizations manage a valuable asset - information. Information that is made more valuable by connecting it to digital business processes, information that is enriched with analytics, information that is protected and secure throughout its entire lifecycle, information that captivates customers, and information that connects and fuels some of the world's largest digital supply chains in manufacturing, retail, and financial services. Our EIM solutions are designed to enable organizations to secure their information so that they can collaborate with confidence, validate endpoints with all machines and the Internet of Things (IoT), stay ahead of the regulatory technology curve, identify threats that cross their networks, leverage discovery with information forensics, and gain insight and action through analytics, artificial intelligence (AI) and automation.
We offer software through traditional on-premises solutions, cloud solutions or a combination of both. We believe our customers will operate in hybrid on-premises and cloud environments, and we are ready to support the delivery method the customer prefers. In providing choice and flexibility, we strive to maximize the lifetime value of the relationship with our customers.
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. We are a multinational company and as of June 30, 2019, employed approximately 13,100 people worldwide.
Our ticker symbol on both the NASDAQ and the TSX is "OTEX".
Fiscal 2019 Summary:
During the first quarter of Fiscal 2019, we adopted Accounting Standards Codification (ASC) Topic 606 "Revenue from Contracts with Customers" (Topic 606) using the cumulative effect approach and recorded a net increase of approximately $30 million to retained earnings as of July 1, 2018. Results for reporting periods commencing on July 1, 2018 are presented under Topic 606, while prior periods, unless specifically referred to in this MD&A, continue to be reported under the previous standard. Please refer to Note 1 "Basis of Presentation" and Note 3 "Revenues" to our Consolidated Financial Statements for additional details.
During Fiscal 2019 we saw the following activity:

•	Total revenue was $2,868.8 million, up 1.9% compared to the prior fiscal year; up 3.8% after factoring the impact of $53.2 million of foreign exchange rate changes.

•
Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $2,155.7 million, up 4.6% compared to the prior fiscal year; up 6.2% after factoring the impact of $34.0 million of foreign exchange rate changes.

•	Cloud services and subscriptions revenue was $907.8 million, up 9.5% compared to the prior fiscal year; up 10.8% after factoring the impact of $10.8 million of foreign exchange rate changes.

•	License revenue was $428.1 million, down 2.2% compared to the prior fiscal year; up 0.4% after factoring the impact of $11.2 million of foreign exchange rate changes.

•	GAAP-based EPS, diluted, was $1.06 compared to $0.91 in the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $2.76 compared to $2.56 in the prior fiscal year.

•	GAAP-based gross margin was 67.6% compared to 66.2% in the prior fiscal year.

•	Non-GAAP-based gross margin was 74.1% compared to 73.0% in the prior fiscal year.

•	GAAP-based net income attributable to OpenText was $285.5 million compared to $242.2 million in the prior fiscal year.

•	Non-GAAP-based net income attributable to OpenText was $744.7 million compared to $683.6 million in the prior fiscal year.

•	Adjusted EBITDA was $1,100.3 million compared to $1,020.4 million in the prior fiscal year.

•	Operating cash flow was $876.3 million for the year ended June 30, 2019, up 23.8% from the prior fiscal year.

•	Cash and cash equivalents was $941.0 million as of June 30, 2019, compared to $682.9 million as of June 30, 2018.
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
Outlook for Fiscal 2020
As an organization, our management believes in delivering “Total Growth”, meaning we strive towards delivering value through organic initiatives, innovations and acquisitions, as well as financial performance. This growth is further enhanced through our direct and indirect sales distribution channels. With an emphasis on increasing recurring revenues and expanding our margins, we believe our “Total Growth” strategy will ultimately drive overall cash flow generation, thus helping to fuel our disciplined capital allocation approach and further drive our ability to deepen our account coverage and identify and execute strategic acquisitions. With strategic acquisitions, we are better positioned to expand our product portfolio and improve our ability to innovate and grow organically, which then further helps us to meet our long-term growth targets. We believe this “Total Growth” strategy is a durable model that will create shareholder value over both the near and long-term.
We are committed to continuous innovation. Our investments in research and development (R&D) drive product innovation, increasing the value of our offerings to our installed customer base, which includes Global 10,000 companies. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. This fiscal year we invested approximately $322 million or approximately 11% of revenue in R&D, in line with our target to spend approximately 11% to 13% of revenues for R&D each fiscal year.
We remain a value oriented and disciplined acquirer and consolidator, having efficiently deployed $6.2 billion on acquisitions over the last 10 years. Mergers and acquisitions are one of our leading growth drivers. We believe in creating value by focusing on acquiring strategic businesses, integrating them into our business model and using our acquired assets to innovate. We have developed a philosophy, which we refer to as “The OpenText Business System”, that is designed to create value by leveraging a clear set of operational mandates for integrating newly acquired companies and assets. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our Total Growth strategy. We expect to continue to acquire strategically, to integrate and innovate, to deepen and strengthen our intelligent information platform for customers.
In Fiscal 2019, we further demonstrated the implementation of our strategy by acquiring Liaison Technologies, Inc. (Liaison) and Catalyst Repository Systems Inc. (Catalyst). We regularly evaluate acquisition opportunities on an ongoing basis and at any time may be at various stages of discussion with respect to such opportunities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time. Actual results may differ materially from those estimates. Note 2 “Accounting Policies and Recent Accounting Pronouncements” to the Consolidated Financial Statements contains a summary of the policies that involve assumptions, judgments and estimates and have the greatest impact on our Consolidated Financial Statements. The policies listed below are areas that may contain key components of our results of operations and are based on complex rules requiring us to make judgments and estimates and consequently, we consider these to be our critical accounting policies. Some of these accounting policies involve complex situations and require a higher degree of judgment, either in the application and interpretation of existing accounting literature or in the development of estimates that affect our financial statements. The critical accounting policies which we believe are the most important to aid in fully understanding and evaluating our reported financial results include the following:

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
Cloud services and subscriptions revenue
Cloud services and subscriptions revenue are from hosting arrangements where, in connection with the licensing of software, the end user doesn’t take possession of the software, as well as from end-to-end fully outsourced business-to-business (B2B) integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis. Our cloud arrangements can be broadly categorized as "platform as a service" (PaaS), "software as a service" (SaaS), cloud subscriptions and managed services.
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

In connection with cloud subscription and managed service contracts, we often agree to perform a variety of services before the customer goes live, such as, converting and migrating customer data, building interfaces and providing training. These services are considered an outsourced suite of professional services which can involve certain project-based activities. These services can be provided at the initiation of a contract, during the implementation or on an ongoing basis as part of the customer life cycle. These services can be charged separately on a fixed fee or time and materials basis, or the costs associated may be recovered as part of the ongoing cloud subscription or managed services fee. These outsourced professional services are considered to be distinct from the ongoing hosting services and represent a separate performance obligation within our cloud subscription or managed services arrangements. The obligation to provide outsourced professional services is satisfied over time, with the customer simultaneously receiving and consuming the benefits as we satisfy our performance obligations. For outsourced professional services, we recognize revenue by measuring progress toward the satisfaction of our performance obligation. Progress for services that are contracted for a fixed price is generally measured based on hours incurred as a portion of total estimated hours. As a practical expedient, when we invoice a customer at an amount that corresponds directly with the value to the customer of our performance to date, we recognize revenue at that amount.
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
Professional service and other revenue
Our professional services, when offered along with software licenses, consist primarily of technical services and training services. Technical services may include installation, customization, implementation or consulting services. Training services may include access to online modules or delivering a training package customized to the customer’s needs. At the customer’s discretion, we may offer one, all, or a mix of these services. Payment for professional services is generally a fixed fee or is a fee based on time and materials.
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
If all of the above criteria are met, we use an input-based measure of progress for recognizing professional service revenue. For example, we may consider total labor hours incurred compared to total expected labor hours. As a practical expedient, when we invoice a customer at an amount that corresponds directly with the value to the customer of our performance to date, we will recognize revenue at that amount.

Material rights
To the extent that we grant our customer an option to acquire additional products or services in one of our arrangements, we will account for the option as a distinct performance obligation in the contract only if the option provides a material right to the customer that the customer would not receive without entering into the contract. For example, if we give the customer an option to acquire additional goods or services in the future at a price that is significantly lower than the current price, this would be a material right as it allows the customer to, in effect, pay in advance for the option to purchase future products or services. If a material right exists in one of our contracts then revenue allocated to the option is deferred and we would recognize that deferred revenue only when those future products or services are transferred or when the option expires.
Based on history, our contracts do not typically contain material rights and when they do, the material right is not significant to our consolidated financial statements.
Arrangements with multiple performance obligations
Our contracts generally contain more than one of the products and services listed above. Determining whether goods and services are considered distinct performance obligations that should be accounted for separately or as a single performance obligation may require judgment, specifically when assessing whether both of the following two criteria are met:

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
If the SSP is not directly observable, then we estimate the amount using either the expected cost plus a margin or residual approach. Estimating SSP requires judgment that could impact the amount and timing of revenue recognized. SSP is a formal process whereby management considers multiple factors including, but not limited to, geographic or regional specific factors, competitive positioning, internal costs, profit objectives, and pricing practices.
Transaction Price Allocation
In bundled arrangements, where we have more than one distinct performance obligation, we must allocate the transaction price to each performance obligation based on its relative SSP. However, in certain bundled arrangements, the SSP may not always be directly observable. For instance, in bundled arrangements with license and customer support, we allocate the transaction price between the license and customer support performance obligations using the residual approach because we have determined that the SSP for licenses in these arrangements are highly variable. We use the residual approach only for our license arrangements. When the SSP is observable but contractual pricing does not fall within our established SSP range, then an adjustment is required and we will allocate the transaction price between license and customer support at a constant ratio reflecting the mid-point of the established SSP range.
When two or more contracts are entered into at or near the same time with the same customer, we evaluate the facts and circumstances associated with the negotiation of those contracts. Where the contracts are negotiated as a package, we will account for them as a single arrangement and allocate the consideration for the combined contracts among the performance obligations accordingly.

In accordance with Topic 606, we believe there are significant assumptions, judgments and estimates involved in the accounting for revenue recognition discussed above and these assumptions, judgment and estimates could impact the timing of when revenue is recognized and could have a material impact on our Consolidated Financial Statements.

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
Our annual impairment analysis of goodwill was performed as of April 1, 2019. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2019 (no impairments were recorded for Fiscal 2018 and Fiscal 2017).
Acquired intangibles
In accordance with business combinations accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such valuations may require management to make significant estimates and assumptions, especially with respect to intangible assets. Acquired intangible assets typically consist of acquired technology and customer relationships associated with various acquisitions.
In valuing our acquired intangible assets, we may make assumptions and estimates based in part on information obtained from the management of the acquired company, which may make our assumptions and estimates inherently uncertain. Examples of critical estimates we may make in valuing certain of the intangible assets that we acquire include, but are not limited to:

•	future expected cash flows of our individual revenue streams;

•	historical and expected customer attrition rates and anticipated growth in revenue from acquired customers;

•	the expected use of the acquired assets; and

•	discount rates.

As a result of the judgments that need to be made, we obtain the assistance of independent valuation firms. We complete these assessments as soon as practical after the closing dates. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.
Although we believe the assumptions and estimates of fair value we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain and subject to refinement. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill, if the changes are related to conditions that existed at the time of the acquisition. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments, based on events that occurred subsequent to the acquisition date, are recorded in our consolidated statements of income.
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

We account for our uncertain tax provisions by using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not that the position will be sustained on audit. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company's best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We recognize both accrued interest and penalties related to liabilities for income taxes within the "Provision for (recovery of) income taxes" line of our Consolidated Statements of Income
The Company’s tax positions are subject to audit by local taxing authorities across multiple global subsidiaries and the resolution of such audits may span multiple years. Since tax law is complex and often subject to varied interpretations, it is uncertain whether some of the Company’s tax positions will be sustained upon audit. Our assumptions, judgments and estimates relative to the current provision for income taxes considers current tax laws, our interpretations of current tax laws and possible outcomes of current and future audits conducted by domestic and foreign tax authorities. While we believe the assumptions and estimates that we have made are reasonable, such assumptions and estimates could have a material impact to our Consolidated Financial Statements upon ultimate resolution of the tax positions. For additional details, please see note 14 "Income Taxes" elsewhere in this Annual Report on Form 10-K.

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
Summary of Results of Operations

	Year Ended June 30,
(In thousands)	2019	Change increase (decrease)	2018	Change increase (decrease)	2017
Total Revenues by Product Type:
License	$428,092	$(9,420)	$437,512	$68,368	$369,144
Cloud services and subscriptions	907,812	78,844	828,968	123,473	705,495
Customer support	1,247,915	15,411	1,232,504	251,402	981,102
Professional service and other	284,936	(31,321)	316,257	80,941	235,316
Total revenues	2,868,755	53,514	2,815,241	524,184	2,291,057
Total Cost of Revenues	930,703	(20,296)	950,999	189,442	761,557
Total GAAP-based Gross Profit	1,938,052	73,810	1,864,242	334,742	1,529,500
Total GAAP-based Gross Margin %	67.6%		66.2%		66.8%
Total GAAP-based Operating Expenses	1,371,042	13,493	1,357,549	182,749	1,174,800
Total GAAP-based Income from Operations	$567,010	$60,317	$506,693	$151,993	$354,700

% Revenues by Product Type:
License	14.9%		15.6%		16.1%
Cloud services and subscriptions	31.7%		29.4%		30.8%
Customer support	43.5%		43.8%		42.8%
Professional service and other	9.9%		11.2%		10.3%

Total Cost of Revenues by Product Type:
License	$14,347	$654	$13,693	$61	$13,632
Cloud services and subscriptions	383,993	19,833	364,160	64,310	299,850
Customer support	124,343	(9,546)	133,889	11,324	122,565
Professional service and other	224,635	(28,754)	253,389	58,435	194,954
Amortization of acquired technology-based intangible assets	183,385	(2,483)	185,868	55,312	130,556
Total cost of revenues	$930,703	$(20,296)	$950,999	$189,442	$761,557

% GAAP-based Gross Margin by Product Type:
License	96.6%		96.9%		96.3%
Cloud services and subscriptions	57.7%		56.1%		57.5%
Customer support	90.0%		89.1%		87.5%
Professional service and other	21.2%		19.9%		17.2%

Total Revenues by Geography:(1)
Americas (2)	$1,683,282	$63,648	$1,619,634	$262,215	$1,357,419
EMEA (3)	920,422	2,655	917,767	197,207	720,560
Asia Pacific (4)	265,051	(12,789)	277,840	64,762	213,078
Total revenues	$2,868,755	$53,514	$2,815,241	$524,184	$2,291,057

% Revenues by Geography:
Americas (2)	58.7%		57.5%		59.2%
EMEA (3)	32.1%		32.6%		31.5%
Asia Pacific (4)	9.2%		9.9%		9.3%

	Year Ended June 30,
	2019	2018	2017
GAAP-based gross margin	67.6%	66.2%	66.8%
GAAP-based EPS, diluted	$1.06	$0.91	$4.01
Net income, attributable to OpenText	$285,501	$242,224	$1,025,659
Non-GAAP-based gross margin (5)	74.1%	73.0%	72.6%
Non-GAAP-based EPS, diluted (5)	$2.76	$2.56	$2.02
Adjusted EBITDA (5)	$1,100,291	$1,020,351	$794,285

(1)	Total revenues by geography are determined based on the location of our end customer.
(2)	Americas consists of countries in North, Central and South America.
(3)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(4)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(5)	See "Use of Non-GAAP Financial Measures" (discussed later in this MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
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

	Year Ended June 30,
(In thousands)	2019	Change increase (decrease)	2018	Change increase (decrease)	2017
License Revenues:
Americas	$215,871	$8,216	$207,655	$29,257	$178,398
EMEA	163,622	(7,009)	170,631	23,788	146,843
Asia Pacific	48,599	(10,627)	59,226	15,323	43,903
Total License Revenues	428,092	(9,420)	437,512	68,368	369,144
Cost of License Revenues	14,347	654	13,693	61	13,632
GAAP-based License Gross Profit	$413,745	$(10,074)	$423,819	$68,307	$355,512
GAAP-based License Gross Margin %	96.6%		96.9%		96.3%

% License Revenues by Geography:
Americas	50.4%		47.5%		48.3%
EMEA	38.2%		39.0%		39.8%
Asia Pacific	11.4%		13.5%		11.9%
License revenues decreased by $9.4 million or 2.2% during the year ended June 30, 2019 as compared to the prior fiscal year; up 0.4% after factoring the impact of $11.2 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $8.2 million, offset by a decrease in Asia Pacific of $10.6 million and a decrease in EMEA of $7.0 million.
During Fiscal 2019, we closed 153 license deals greater than $0.5 million, of which 49 deals were greater than $1.0 million, contributing approximately $144.1 million of license revenues. This was compared to 140 deals greater than $0.5 million during Fiscal 2018, of which 58 deals were greater than $1.0 million, contributing $152.2 million of license revenues.
Cost of license revenues increased by $0.7 million during the year ended June 30, 2019 as compared to the prior fiscal year. The gross margin percentage on license revenues remained at approximately 97%.

For illustrative purposes only, had we accounted for revenues under proforma Topic 605, license revenues would have been $390.4 million for the year ended June 30, 2019, which would have been lower by approximately $47.1 million or 10.8% as compared to the prior fiscal year; and would have been lower by 8.4% after factoring the impact of $10.4 million of foreign exchange rate changes. Geographically, the overall change would have been attributable to a decrease in Americas of $17.7 million, a decrease in EMEA of $15.7 million and a decrease in Asia Pacific of $13.7 million.
The $37.7 million difference between license revenues recognized under Topic 606 and those proforma Topic 605 license revenues described above is the result of timing differences, where under Topic 605, revenues would have been deferred and recognized over time, but under Topic 606 these revenues are recognized up front. For more details, see note 3 "Revenues" to our Consolidated Financial Statements.
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

	Year Ended June 30,
(In thousands)	2019	Change increase (decrease)	2018	Change increase (decrease)	2017
Cloud Services and Subscriptions:
Americas	$616,776	$61,553	$555,223	$70,216	$485,007
EMEA	206,227	14,707	191,520	40,673	150,847
Asia Pacific	84,809	2,584	82,225	12,584	69,641
Total Cloud Services and Subscriptions Revenues	907,812	78,844	828,968	123,473	705,495
Cost of Cloud Services and Subscriptions Revenues	383,993	19,833	364,160	64,310	299,850
GAAP-based Cloud Services and Subscriptions Gross Profit	$523,819	$59,011	$464,808	$59,163	$405,645
GAAP-based Cloud Services and Subscriptions Gross Margin %	57.7%		56.1%		57.5%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	67.9%		67.0%		68.7%
EMEA	22.7%		23.1%		21.4%
Asia Pacific	9.4%		9.9%		9.9%
Cloud services and subscriptions revenues increased by $78.8 million or 9.5% during the year ended June 30, 2019 as compared to the prior fiscal year; up 10.8% after factoring the impact of $10.8 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $61.6 million, an increase in EMEA of $14.7 million, and an increase in Asia Pacific of $2.6 million.
The number of Cloud services deals greater than $1.0 million that closed during Fiscal 2019 was 46 deals, consistent with that in Fiscal 2018.
Cost of Cloud services and subscriptions revenues increased by $19.8 million during the year ended June 30, 2019 as compared to the prior fiscal year, due to an increase in labour-related costs of approximately $19.1 million and an increase in third party network usage fees of $1.3 million. These were partially offset by a decrease in other miscellaneous costs of $0.6 million. The increase in labour-related costs was primarily due to increased headcount from recent acquisitions.
Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to approximately 58% from approximately 56%.
For illustrative purposes only, had we accounted for revenues under proforma Topic 605, Cloud services and subscriptions revenues would have been $901.5 million for the year ended June 30, 2019, which would have been higher by approximately $72.5 million or 8.7% as compared to the prior fiscal year; and would have been up 10.1% after factoring the impact of $11.0 million of foreign exchange rate changes. Geographically, the overall change would have been attributable to an increase in Americas of $56.4 million, and an increase in EMEA of $12.4 million and an increase in Asia Pacific of $3.7 million.
The $6.4 million difference between cloud service and subscription revenues recognized under Topic 606 and those proforma Topic 605 cloud services and subscriptions revenues described above is primarily the result of timing differences on professional services related to cloud contracts, where under Topic 605, revenues would have been deferred over the estimated life of the contract, but under Topic 606 these revenues are recognized as services are performed. For more details, see note 3 "Revenues" to our Consolidated Financial Statements.
3)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the quarter ended June 30, 2019, our Customer support renewal rate was approximately 91%, stable compared with the Customer support renewal rate during the quarter ended June 30, 2018.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Year Ended June 30,
(In thousands)	2019	Change increase (decrease)	2018	Change increase (decrease)	2017
Customer Support Revenues:
Americas	$718,209	$12,924	$705,285	$122,870	$582,415
EMEA	427,712	3,939	423,773	103,145	320,628
Asia Pacific	101,994	(1,452)	103,446	25,387	78,059
Total Customer Support Revenues	1,247,915	15,411	1,232,504	251,402	981,102
Cost of Customer Support Revenues	124,343	(9,546)	133,889	11,324	122,565
GAAP-based Customer Support Gross Profit	$1,123,572	$24,957	$1,098,615	$240,078	$858,537
GAAP-based Customer Support Gross Margin %	90.0%		89.1%		87.5%

% Customer Support Revenues by Geography:
Americas	57.6%		57.2%		59.4%
EMEA	34.3%		34.4%		32.7%
Asia Pacific	8.1%		8.4%		7.9%
Customer support revenues increased by $15.4 million or 1.3% during the year ended June 30, 2019 as compared to the prior fiscal year; up 3.1% after factoring the impact of $23.2 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $12.9 million, an increase in EMEA of $3.9 million, partially offset by a decrease in Asia Pacific of $1.5 million.
Cost of Customer support revenues decreased by $9.5 million during the year ended June 30, 2019 as compared to the prior fiscal year, due to a decrease in labour-related costs of approximately $9.9 million, partially offset by an increase in other miscellaneous costs of $0.4 million. Overall, the gross margin percentage on Customer support revenues increased to approximately 90% from approximately 89%.
For illustrative purposes only, had we accounted for revenues under proforma Topic 605, customer support revenues would have been $1,246.3 million for the year ended June 30, 2019, which would have been higher by approximately $13.8 million or 1.1% as compared to the prior fiscal year; and would have been up 3.0% after factoring the impact of $23.3 million of foreign exchange rate changes. Geographically, the overall change would have been attributable to an increase in Americas of $13.0 million and an increase in EMEA of $2.7 million, partially offset by a decrease in Asia Pacific of $1.9 million.

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

	Year Ended June 30,
(In thousands)	2019	Change increase (decrease)	2018	Change increase (decrease)	2017
Professional Service and Other Revenues:
Americas	$132,426	$(19,045)	$151,471	$39,872	$111,599
EMEA	122,861	(8,982)	131,843	29,601	102,242
Asia Pacific	29,649	(3,294)	32,943	11,468	21,475
Total Professional Service and Other Revenues	284,936	(31,321)	316,257	80,941	235,316
Cost of Professional Service and Other Revenues	224,635	(28,754)	253,389	58,435	194,954
GAAP-based Professional Service and Other Gross Profit	$60,301	$(2,567)	$62,868	$22,506	$40,362
GAAP-based Professional Service and Other Gross Margin %	21.2%		19.9%		17.2%

% Professional Service and Other Revenues by Geography:
Americas	46.5%		47.9%		47.4%
EMEA	43.1%		41.7%		43.4%
Asia Pacific	10.4%		10.4%		9.2%
Professional service and other revenues decreased by $31.3 million or 9.9% during the year ended June 30, 2019 as compared to the prior fiscal year; down 7.4% after factoring the impact of $8.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $19.0 million, a decrease in EMEA of $9.0 million and a decrease in Asia Pacific of $3.3 million.
Cost of Professional service and other revenues decreased by $28.8 million during the year ended June 30, 2019 as compared to the prior fiscal year as a result of a decrease in labour-related costs of approximately $29.0 million resulting primarily from a reduction in the use of external labour resources, partially offset by an increase in other miscellaneous costs of $0.2 million.
Overall, the gross margin percentage on Professional service and other revenues increased to approximately 21% from approximately 20%. This is the result of effectively executing our strategy of optimizing margins by being selective about the professional service engagements we accept.
Professional service and other revenues under proforma Topic 605 were not materially different from those under Topic 606 as discussed above.
Amortization of Acquired Technology-based Intangible Assets

	Year Ended June 30,
(In thousands)	2019	Change increase (decrease)	2018	Change increase (decrease)	2017
Amortization of acquired technology-based intangible assets	$183,385	$(2,483)	$185,868	$55,312	$130,556
Amortization of acquired technology-based intangible assets decreased during the year ended June 30, 2019 by $2.5 million, as compared to the same period in the prior fiscal year. This was due to a reduction of $20.6 million, relating to intangible assets from certain previous acquisitions becoming fully amortized, partially offset by an increase in amortization of $18.1 million, relating to newly acquired technology-based intangible assets from our recent acquisitions of Catalyst and

Liaison in Fiscal 2019, as well as Hightail, Guidance Software Inc. (Guidance), and Covisint Corporation (Covisint), which were acquired during Fiscal 2018.
Operating Expenses

	Year Ended June 30,
(In thousands)	2019	Change increase (decrease)	2018	Change increase (decrease)	2017
Research and development	$321,836	$(1,073)	$322,909	$41,694	$281,215
Sales and marketing	518,035	(11,106)	529,141	84,687	444,454
General and administrative	207,909	2,682	205,227	34,874	170,353
Depreciation	97,716	10,773	86,943	22,625	64,318
Amortization of acquired customer-based intangible assets	189,827	5,709	184,118	33,276	150,842
Special charges (recoveries)	35,719	6,508	29,211	(34,407)	63,618
Total operating expenses	$1,371,042	$13,493	$1,357,549	$182,749	$1,174,800

% of Total Revenues:
Research and development	11.2%		11.5%		12.3%
Sales and marketing	18.1%		18.8%		19.4%
General and administrative	7.2%		7.3%		7.4%
Depreciation	3.4%		3.1%		2.8%
Amortization of acquired customer-based intangible assets	6.6%		6.5%		6.6%
Special charges (recoveries)	1.2%		1.0%		2.8%
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

	Change between Fiscal increase (decrease)
(In thousands)	2019 and 2018	2018 and 2017
Payroll and payroll-related benefits	$12,629	$39,119
Contract labour and consulting	(6,791)	(3,899)
Share-based compensation	(385)	(1,490)
Travel and communication	(588)	(343)
Facilities	(4,775)	7,834
Other miscellaneous	(1,163)	473
Total change in research and development expenses	$(1,073)	$41,694
Research and development expenses decreased by $1.1 million during the year ended June 30, 2019 as compared to the prior fiscal year. This was primarily due to a reduction in contract labour and consulting of $6.8 million and a reduction in the use of facility and related expenses of $4.8 million, partially offset by an increase in payroll and payroll-related benefits of $12.6 million. The increase in payroll and payroll-related benefits was driven primarily by increased headcount from recent acquisitions. Overall, our research and development expenses, as a percentage of total revenues, remained stable at approximately 11% compared to prior fiscal year.
Our research and development labour resources increased by 336 employees, from 3,331 employees at June 30, 2018 to 3,667 employees at June 30, 2019.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Fiscal increase (decrease)
(In thousands)	2019 and 2018	2018 and 2017
Payroll and payroll-related benefits	$(48)	$48,717
Commissions	(6,588)	16,993
Contract labour and consulting	(871)	609
Share-based compensation	(752)	(454)
Travel and communication	(1,113)	271
Marketing expenses	(5,742)	3,880
Facilities	808	8,373
Bad debt expense	3,519	4,013
Other miscellaneous	(319)	2,285
Total change in sales and marketing expenses	$(11,106)	$84,687
Sales and marketing expenses decreased by $11.1 million during the year ended June 30, 2019 as compared to the prior fiscal year. This was primarily due to (i) a decrease in commissions expense of $6.6 million, of which approximately $8.9 million is the net result of the Company capitalizing more commission expense under Topic 606, whereas previously, under Topic 605, such costs would have been expensed as incurred, (ii) a decrease in marketing expenses of $5.7 million and (iii) a decrease in travel and communication expenses of $1.1 million. These were partially offset by (i) an increase in bad debt expense of $3.5 million as certain low dollar receivables were provided for entirely as they became aged greater than one year. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to approximately 18% from approximately 19% in the prior fiscal year.
Our sales and marketing labour resources increased by 103 employees, from 1,948 employees at June 30, 2018 to 2,051 employees at June 30, 2019.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Fiscal increase (decrease)
(In thousands)	2019 and 2018	2018 and 2017
Payroll and payroll-related benefits	$4,089	$22,908
Contract labour and consulting	(618)	(1,054)
Share-based compensation	768	(1,709)
Travel and communication	794	80
Facilities	(4,537)	5,777
Other miscellaneous	2,186	8,872
Total change in general and administrative expenses	$2,682	$34,874
General and administrative expenses increased by $2.7 million during the year ended June 30, 2019 as compared to the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $4.1 million and an increase in other miscellaneous expenses of $2.2 million, which includes professional fees such as legal, audit and tax related expenses. These were partially offset by a reduction in the use of facility and related expenses of $4.5 million. The remainder of the change was attributable to other activities associated with normal growth in our business operations. Overall, general and administrative expenses, as a percentage of total revenue, remained at approximately 7%.
Our general and administrative labour resources increased by 119 employees, from 1,501 employees at June 30, 2018 to 1,620 employees at June 30, 2019.

Depreciation expenses:

	Year Ended June 30,
(In thousands)	2019	Change increase (decrease)	2018	Change increase (decrease)	2017
Depreciation	$97,716	$10,773	$86,943	$22,625	$64,318
Depreciation expenses increased during the year ended June 30, 2019 by $10.8 million as compared to the prior fiscal year. Depreciation expense, as a percentage of total revenue, remained at approximately 3%.
Amortization of acquired customer-based intangible assets:

	Year Ended June 30,
(In thousands)	2019	Change increase (decrease)	2018	Change increase (decrease)	2017
Amortization of acquired customer-based intangible assets	$189,827	$5,709	$184,118	$33,276	$150,842
Amortization of acquired customer-based intangible assets increased during the year ended June 30, 2019 by $5.7 million as compared to the prior fiscal year. This was due to an increase in amortization of $12.6 million, relating to newly acquired customer-based intangible assets from our recent acquisitions of Catalyst and Liaison in Fiscal 2019, as well as of Hightail, Guidance and Covisint, which were acquired during Fiscal 2018. The increase in amortization was partially offset by a reduction of $6.9 million, relating to intangible assets from certain previous acquisitions becoming fully amortized.
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

	Year Ended June 30,
(In thousands)	2019	Change increase (decrease)	2018	Change increase (decrease)	2017
Special charges (recoveries)	$35,719	$6,508	$29,211	$(34,407)	$63,618
Special charges increased by $6.5 million during the year ended June 30, 2019 as compared to the prior fiscal year. This was primarily due to (i) an increase in restructuring activities of $11.5 million and (ii) an increase of $2.8 million relating to a lower net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain cases, becoming statute barred. These increases were partially offset by a reduction in expense of $5.3 million relating to one-time system implementation costs. The remainder of the change is due to other miscellaneous items.
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

	Year Ended June 30,
(In thousands)	2019	Change increase (decrease)	2018	Change increase (decrease)	2017
Foreign exchange gains (losses)	$(4,330)	$(9,175)	$4,845	$1,776	$3,069
OpenText share in net income (loss) of equity investees (note 8)	13,668	7,703	5,965	13	5,952
Income from long-term other receivable	—	(1,327)	1,327	(5,099)	6,426
Gain on shares held in Guidance (1)	—	(841)	841	841	—
Gain from contractual settlement (2)	—	(5,000)	5,000	5,000	—
Other miscellaneous income (expense)	818	823	(5)	(301)	296
Total other income (expense), net	$10,156	$(7,817)	$17,973	$2,230	$15,743
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

	Year Ended June 30,
(In thousands)	2019	Change increase (decrease)	2018	Change increase (decrease)	2017
Interest expense related to total outstanding debt (1)	$137,487	$5,106	$132,381	$16,202	$116,179
Interest income	(8,014)	(6,342)	(1,672)	1,443	(3,115)
Other miscellaneous expense	7,119	(712)	7,831	3	7,828
	$136,592	$(1,948)	$138,540	$17,648	$120,892
(1) For more details see note 10 "Long-Term Debt" to our Consolidated Financial Statements.
Provision for (Recovery of) Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates. We also note that we are subject to tax rate discrepancies between our domestic tax rate and foreign tax rates that are significant and these discrepancies are primarily related to earnings in the United States.
Please also see Part I, Item 1A "Risk Factors" elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
(In thousands)	2019	Change increase (decrease)	2018	Change increase (decrease)	2017
Provision for (recovery of) income taxes	$154,937	$11,111	$143,826	$920,190	$(776,364)
The effective tax rate decreased to a provision of 35.2% for the year ended June 30, 2019, compared to 37.2% for the year ended June 30, 2018. The increase in tax expense of $11.1 million was primarily due to the increase in net income taxed at foreign rates of $10.7 million, an increase of $26.4 million in reserves for unrecognized tax benefits, an increase of $16.1 million arising on the introduction of BEAT in Fiscal 2019, and an increase of $16.3 million relating to the tax impact of internal reorganizations of subsidiaries, partially offset by a the reversal of accruals for undistributed United States earnings of $14.8 million, the Fiscal 2018 impact of United States tax reform of $19.0 million which did not recur in Fiscal 2019, an increase in tax credits for research and development of $9.7 million, an increase of $6.8 million in the release of valuation allowance, a decrease of $5.8 million in the impact of withholding taxes in Fiscal 2019. The remainder of the difference was due to normal course movements and non-material items.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed the existing US tax laws, including a reduction in the federal corporate tax rate from 35% to 21%, and the transition of US international taxation from a worldwide tax system to a partially territorial tax system. As a result of the enactment of the legislation, the Company incurred a one-time tax expense of $19.0 million in the year ended June 30, 2018, primarily related to the transition tax on accumulated foreign earnings and the re-measurement of certain deferred tax assets and liabilities. During the year ended June 30, 2019, there was a reduction of $0.9 million to this amount, mainly attributable to evaluating the portion of our existing Alternative Minimum Tax (AMT) credit carryforwards expected to be refundable as a result of the repeal of corporate AMT. The portion of the tax expense attributable to the transition tax is payable over a period of up to eight years.
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
Non-GAAP-based net income and Non-GAAP-based EPS, attributable to OpenText, is consistently calculated as GAAP-based net income or earnings per share, attributable to OpenText, on a diluted basis, after giving effect to the amortization of acquired intangible assets, other income (expense), share-based compensation, and Special charges (recoveries), all net of tax and any tax benefits/expense items unrelated to current period income, as further described in the tables below. Non-GAAP-based gross profit is the arithmetical sum of GAAP-based gross profit and the amortization of acquired technology-based intangible assets and share-based compensation within cost of sales. Non-GAAP-based gross margin is calculated as Non-GAAP-based gross profit expressed as a percentage of total revenue. Non-GAAP-based income from operations is calculated as GAAP-based income from operations, excluding the amortization of acquired intangible assets, Special charges (recoveries), and share-based compensation expense.
Adjusted earnings (loss) before interest, taxes, depreciation and amortization (Adjusted EBITDA) is consistently calculated as GAAP-based net income, attributable to OpenText excluding interest income (expense), provision for income taxes, depreciation and amortization of acquired intangible assets, other income (expense), share-based compensation and Special charges (recoveries).
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
The Company does not acquire businesses on a predictable cycle, and therefore believes that the presentation of non-GAAP measures, which in certain cases adjust for the impact of amortization of intangible assets and the related tax effects that are primarily related to acquisitions, will provide readers of financial statements with a more consistent basis for comparison across accounting periods and be more useful in helping readers understand the Company’s operating results and underlying operational trends. Additionally, the Company has engaged in various restructuring activities over the past several years, primarily due to acquisitions, that have resulted in costs associated with reductions in headcount, consolidation of leased facilities and related costs, all which are recorded under the Company’s “Special Charges (recoveries)” caption on the Consolidated Statements of Income. Each restructuring activity is a discrete event based on a unique set of business objectives or circumstances, and each differs in terms of its operational implementation, business impact and scope, and the size of each restructuring plan can vary significantly from period to period. Therefore, the Company believes that the exclusion of these special charges (recoveries) will also better aid readers of financial statements in the understanding and comparability of the Company's operating results and underlying operational trends.
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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented. Results for reporting periods commencing July 1, 2018 are presented under the new Topic 606 revenue standard, while prior period results continue to be reported under the previous standard. For more details relating to our adoption of Topic 606 please see Note 1 "Basis of Presentation" and Note 3 "Revenues" to our Consolidated Financial Statements.
Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2019
(in thousands except for per share data)

	Year Ended June 30, 2019
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$383,993		$(948)	(1)	$383,045
Customer support	124,343		(1,242)	(1)	123,101
Professional service and other	224,635		(1,764)	(1)	222,871
Amortization of acquired technology-based intangible assets	183,385		(183,385)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,938,052	67.6%	187,339	(3)	2,125,391	74.1%
Operating expenses
Research and development	321,836		(4,991)	(1)	316,845
Sales and marketing	518,035		(7,880)	(1)	510,155
General and administrative	207,909		(9,945)	(1)	197,964
Amortization of acquired customer-based intangible assets	189,827		(189,827)	(2)	—
Special charges (recoveries)	35,719		(35,719)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	567,010		435,701	(5)	1,002,711
Other income (expense), net	10,156		(10,156)	(6)	—
Provision for (recovery of) income taxes	154,937		(33,680)	(7)	121,257
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	285,501		459,225	(8)	744,726
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$1.06		$1.70	(8)	$2.76

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 35% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2019
		Per share diluted
GAAP-based net income, attributable to OpenText	$285,501	$1.06
Add:
Amortization	373,212	1.38
Share-based compensation	26,770	0.10
Special charges (recoveries)	35,719	0.13
Other (income) expense, net	(10,156)	(0.04)
GAAP-based provision for (recovery of) income taxes	154,937	0.57
Non-GAAP-based provision for income taxes	(121,257)	(0.44)
Non-GAAP-based net income, attributable to OpenText	$744,726	$2.76
Reconciliation of Adjusted EBITDA

Year Ended June 30, 2019
GAAP-based net income, attributable to OpenText	$285,501
Add:
Provision for (recovery of) income taxes	154,937
Interest and other related expense, net	136,592
Amortization of acquired technology-based intangible assets	183,385
Amortization of acquired customer-based intangible assets	189,827
Depreciation	97,716
Share-based compensation	26,770
Special charges (recoveries)	35,719
Other (income) expense, net	(10,156)
Adjusted EBITDA	$1,100,291

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2018
(in thousands except for per share data)

	Year Ended June 30, 2018
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$364,160		$(1,429)	(1)	$362,731
Customer support	133,889		(1,233)	(1)	132,656
Professional service and other	253,389		(1,838)	(1)	251,551
Amortization of acquired technology-based intangible assets	185,868		(185,868)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,864,242	66.2%	190,368	(3)	2,054,610	73.0%
Operating expenses
Research and development	322,909		(5,659)	(1)	317,250
Sales and marketing	529,141		(9,231)	(1)	519,910
General and administrative	205,227		(8,204)	(1)	197,023
Amortization of acquired customer-based intangible assets	184,118		(184,118)	(2)	—
Special charges (recoveries)	29,211		(29,211)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	506,693		426,791	(5)	933,484
Other income (expense), net	17,973		(17,973)	(6)	—
Provision for (recovery of) income taxes	143,826		(32,534)	(7)	111,292
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	242,224		441,352	(8)	683,576
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.91		$1.65	(8)	$2.56

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2018
		Per share diluted
GAAP-based net income, attributable to OpenText	$242,224	$0.91
Add:
Amortization	369,986	1.38
Share-based compensation	27,594	0.10
Special charges (recoveries)	29,211	0.11
Other (income) expense, net	(17,973)	(0.07)
GAAP-based provision for (recovery of) income taxes	143,826	0.54
Non-GAAP-based provision for income taxes	(111,292)	(0.41)
Non-GAAP-based net income, attributable to OpenText	$683,576	$2.56

Reconciliation of Adjusted EBITDA

Year Ended June 30, 2018
GAAP-based net income, attributable to OpenText	$242,224
Add:
Provision for (recovery of) income taxes	143,826
Interest and other related expense, net	138,540
Amortization of acquired technology-based intangible assets	185,868
Amortization of acquired customer-based intangible assets	184,118
Depreciation	86,943
Share-based compensation	27,594
Special charges (recoveries)	29,211
Other (income) expense, net	(17,973)
Adjusted EBITDA	$1,020,351

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2017
(in thousands except for per share data)

	Year Ended June 30, 2017
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$299,850		$(1,229)	(1)	$298,621
Customer support	122,565		(1,079)	(1)	121,486
Professional service and other	194,954		(1,451)	(1)	193,503
Amortization of acquired technology-based intangible assets	130,556		(130,556)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,529,500	66.8%	134,315	(3)	1,663,815	72.6%
Operating expenses
Research and development	281,215		(7,149)	(1)	274,066
Sales and marketing	444,454		(9,680)	(1)	434,774
General and administrative	170,353		(9,919)	(1)	160,434
Amortization of acquired customer-based intangible assets	150,842		(150,842)	(2)	—
Special charges (recoveries)	63,618		(63,618)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	354,700		375,523	(5)	730,223
Other income (expense), net	15,743		(15,743)	(6)	—
Provision for (recovery of) income taxes	(776,364)		867,764	(7)	91,400
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	1,025,659		(507,984)	(8)	517,675
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$4.01		$(1.99)	(8)	$2.02

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2017
		Per share diluted
GAAP-based net income, attributable to OpenText	$1,025,659	$4.01
Add:
Amortization	281,398	1.10
Share-based compensation	30,507	0.12
Special charges (recoveries)	63,618	0.25
Other (income) expense, net	(15,743)	(0.06)
GAAP-based provision for (recovery of) income taxes	(776,364)	(3.03)
Non-GAAP-based provision for income taxes	(91,400)	(0.37)
Non-GAAP-based net income, attributable to OpenText	$517,675	$2.02

Reconciliation of Adjusted EBITDA

Year Ended June 30, 2017
GAAP-based net income, attributable to OpenText	$1,025,659
Add:
Provision for (recovery of) income taxes	(776,364)
Interest and other related expense, net	120,892
Amortization of acquired technology-based intangible assets	130,556
Amortization of acquired customer-based intangible assets	150,842
Depreciation	64,318
Share-based compensation	30,507
Special charges (recoveries)	63,618
Other (income) expense, net	(15,743)
Adjusted EBITDA	$794,285

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of June 30, 2019	Change increase (decrease)	As of June 30, 2018	Change increase (decrease)	As of June 30, 2017
Cash and cash equivalents	$941,009	$258,067	$682,942	$239,585	$443,357
Restricted cash included in Other assets	2,534	1,485	1,049	(1,804)	2,853
Total Cash, cash equivalents and restricted cash	$943,543	$259,552	$683,991	$237,781	$446,210

	Year Ended June 30,
(In thousands)	2019	Change	2018	Change	2017
Cash provided by operating activities	$876,278	$168,197	$708,081	$267,728	$440,353
Cash used in investing activities	$(464,526)	$(20,085)	$(444,441)	$1,746,523	$(2,190,964)
Cash provided by (used in) financing activities	$(148,374)	$(124,701)	$(23,673)	$(933,217)	$909,544
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
As of June 30, 2019, we recognized a provision of $17.4 million (June 30, 2018—$28.5 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities increased by $168.2 million due to an increase in changes from working capital of $157.5 million and an increase in net income before the impact of non-cash items of $10.7 million. The increase in operating cash flow from changes in working capital was primarily due to the net impact of the following increases: (i) $98.1 million relating to a decrease in accounts receivable, (ii) $69.9 million relating to an increase in accounts payable and accrued liabilities, (iii) $58.6 million relating to income taxes payable and (iv) $6.5 million relating to a decrease in prepaid expenses and other current assets. These increases in operating cash flows were partially offset by decreases of (i) $37.6 million relating to higher contract assets, (ii) $37.5 million relating to lower deferred revenues, and (iii) $0.5 million relating to higher balances of other assets.
During the fourth quarter of Fiscal 2019 our days sales outstanding (DSO) was 56 days, compared to a DSO of 58 days during the fourth quarter of Fiscal 2018. The per day impact of our DSO in the fourth quarters of Fiscal 2019 and Fiscal 2018 on our cash flows was $8.3 million and $8.4 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $20.1 million, primarily due to an increase of $63.2 million in consideration paid for acquisitions during Fiscal 2019, as compared to Fiscal 2018. This was partially offset by a decrease of $41.5 million in purchases of property and equipment. The remainder of the change was due to miscellaneous items.

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
Cash flows used in financing activities increased by $124.7 million. This was primarily due to (i) a net increase of $56.3 million on long-term debt repayments, (ii) $23.2 million relating to higher dividend payments to our shareholders, (iii) $26.5 million relating to funds we provide to an independent agent to facilitate the repurchase of Common Shares on the open market, for potential reissuance under our long-term incentive and other plans and (iv) $18.2 million relating to less cash collected from the issuance of Common Shares for the exercise of options and the OpenText Employee Share Purchase Plan (ESPP).
Cash Dividends
During the year ended June 30, 2019, we declared and paid cash dividends of $0.6300 per Common Share in the aggregated amount of $168.9 million. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of the Board. See Item 5 "Dividend Policy" in this Annual Report on Form 10-K for more information.
During the year ended June 30, 2018, we declared and paid cash dividends of $0.5478 per Common Share in the aggregate amount of $145.6 million.
During the year ended June 30, 2017, we declared and paid cash dividends of $0.4770 per Common Share in the aggregate amount of $120.6 million.
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
We may redeem all or a portion of the Senior Notes 2026 at any time prior to June 1, 2021 at a redemption price equal to 100% of the principal amount of Senior Notes 2026 plus an applicable premium, plus accrued and unpaid interest, if any, to the redemption date. We may also, on one or more occasions, redeem Senior Notes 2026, in whole or in part, at any time on and after June 1, 2021 at the applicable redemption prices set forth in the indenture governing the Senior Notes 2026, dated as of May 31, 2016, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (the 2026 Indenture), plus accrued and unpaid interest, if any, to the redemption date.
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
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of June 30, 2019, the outstanding balance on the Term Loan B bears an interest rate of approximately 4.19%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2019, our consolidated net leverage ratio was 1.5:1.
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
As of June 30, 2019, we have no outstanding balance on the Revolver. There was no activity during the year ended June 30, 2019 and we recorded no interest expense.
During the year ended June 30, 2018, we drew down $200 million from the Revolver, partially to finance acquisitions (June 30, 2017—$225 million). Additionally, during the year ended June 30, 2018, we repaid $375 million and recorded interest expense of $9.0 million relating to amounts drawn on the Revolver (June 30, 2017—$50 million and $2.6 million, respectively).
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
Pensions
As of June 30, 2019, our total unfunded pension plan obligations were $77.5 million, of which $2.3 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.

Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2020	$675	$1,012	$161
2021	758	1,011	153
2022	832	1,044	352
2023	933	1,043	208
2024	1,041	1,050	272
2025 to 2028	6,009	5,308	2,389
Total	$10,248	$10,468	$3,535
For a detailed discussion on pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Consolidated Financial Statements.
Commitments and Contractual Obligations
As of June 30, 2019, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2019— June 30, 2020	July 1, 2020— June 30, 2022	July 1, 2022— June 30, 2024	July 1, 2024 and beyond
Long-term debt obligations (1)	$3,408,565	$147,059	$292,156	$1,045,567	$1,923,783
Operating lease obligations (2)	318,851	72,853	106,394	59,441	80,163
Purchase obligations	11,280	8,364	2,747	169	—
	$3,738,696	$228,276	$401,297	$1,105,177	$2,003,946
(1) Includes interest up to maturity and principal payments. Please see note 10 "Long-Term Debt" for more details.
(2) Net of $30.7 million of sublease income to be received from properties which we have subleased to third parties.
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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013 and Fiscal 2014. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2019, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013 and Fiscal 2014 to be limited to penalties and interest that may be due of approximately $25 million.
The notices of reassessment for Fiscal 2012, Fiscal 2013 and Fiscal 2014 would, as drafted, increase our taxable income by approximately $90 million to $100 million for each of those years, as well as impose a 10% penalty on the proposed adjustment to income.
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013 and Fiscal 2014 (including any penalties) are without merit. We have filed notices of objection for Fiscal 2012 and Fiscal 2013, and we are currently seeking competent authority consideration under applicable international treaties in respect of these reassessments. We intend to file the notice of objection for Fiscal 2014 shortly.

Even if we are unsuccessful in challenging the CRA's reassessments to increase our taxable income for Fiscal 2012, Fiscal 2013 and Fiscal 2014, or potential reassessments that may be proposed for subsequent years currently under audit, we have elective deductions available for those years (including carry-backs from later years) that would offset such increased amounts so that no additional cash tax would be payable, exclusive of any assessed penalties and interest, as described above.
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments. As of the date of this Annual Report on Form 10-K, we have not recorded any accruals in respect of these reassessments in our Consolidated Financial Statements. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability in respect of our international transactions, including the transfer pricing methodology applied to them. The CRA is currently auditing Fiscal 2015, Fiscal 2016 and Fiscal 2017 and have proposed to reassess Fiscal 2015 in a manner consistent with Fiscal 2012, Fiscal 2013 and Fiscal 2014. We are engaged in ongoing discussions with the CRA and continue to vigorously contest the CRA's audit positions.
GXS Brazil Matter
As previously disclosed and in connection with the intercompany charges between GXS Group, Inc. and its subsidiary, GXS Tecnologia da Informação (Brasil) Ltda., based on the historical transfer pricing studies, approximately $1.5 million accrued in relation to this matter became statute barred during the year ended June 30, 2019 and accordingly was released as a recovery under "Special charges".
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
Interest rate risk
Our exposure to interest rate fluctuations relate primarily to our Term Loan B and, if drawn, the Revolver.
As of June 30, 2019, we had an outstanding balance of $987.5 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of June 30, 2019, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.9 million, assuming that the loan balance as of June 30, 2019 is outstanding for the entire period (June 30, 2018—$10.0 million). No amounts were drawn on the Revolver during Fiscal 2019.
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
Based on the foreign exchange forward contracts outstanding as of June 30, 2019, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.6 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2018—$0.5 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of June 30, 2019 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at June 30, 2019	U.S. Dollar Equivalent at June 30, 2018
Euro	$120,417	$120,346
British Pound	33,703	31,211
Canadian Dollar	12,635	24,590
Swiss Franc	56,776	52,652
Other foreign currencies	105,273	117,459
Total cash and cash equivalents denominated in foreign currencies	328,804	346,258
U.S. dollar	612,205	336,684
Total cash and cash equivalents	$941,009	$682,942
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $32.9 million (June 30, 2018—$34.6 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".
Item 8.    Financial Statements and Supplementary Data
The response to this Item 8 is submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed our ICFR as of June 30, 2019, the end of our most recent fiscal year. In making our assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our management has excluded the ICFR of Liaison Technologies Inc. (Liaison), which we acquired on December 17, 2018, as discussed in note 18 "Acquisitions" to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Total revenues subject to Liaison's ICFR represented approximately 1.9% of our consolidated total revenues for the fiscal year ended June 30, 2019. Total assets subject to Liaison's ICFR represented approximately 4.7% of our consolidated total assets as of June 30, 2019 (of which approximately $321.1 million represents goodwill and net intangible assets subject to our internal control over financial reporting as of June 30, 2019).
Based on the results of our evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our ICFR was effective as of June 30, 2019.
The results of our management’s assessment were reviewed with our Audit Committee and the conclusion that our ICFR was effective as of June 30, 2019 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.
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
(D) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Other Matters
As of June 30, 2019, in anticipation of our adoption of ASU No. 2016-02 “Leases (Topic 842)”, we were in the process of finalizing certain changes to our policies, procedures, information systems and the related control activities, to monitor and maintain appropriate internal controls over financial reporting. These changes in policies and procedures, information systems and the related control activities were implemented in July 2019.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The following table sets forth certain information as to our directors and executive officers as of July 25, 2019.

Name	Age	Office and Position Currently Held With Company
Mark J. Barrenechea	54	Vice Chair, Chief Executive Officer and Chief Technology Officer, Director
Madhu Ranganathan	55	Executive Vice President, Chief Financial Officer
Savinay Berry	43	Senior Vice President, Cloud Service Delivery
Gordon A. Davies	57	Executive Vice President, Chief Legal Officer and Corporate Development
Prentiss Donohue	49	Senior Vice President, Portfolio Group
Paul Duggan	44	Senior Vice President, Revenue Operations
Simon Harrison	49	Executive Vice President, Worldwide Sales
David Jamieson	54	Senior Vice President, Chief Information Officer
Aditya Maheshwari	45	Senior Vice President and Chief Accounting Officer
Muhi Majzoub	59	Executive Vice President, Engineering
James McGourlay	50	Executive Vice President, Customer Operations
Patricia E. Nagle	54	Senior Vice President, Chief Marketing Officer
Brian Sweeney	55	Senior Vice President, Chief Human Resources Officer
P. Thomas Jenkins	59	Chairman of the Board
Randy Fowlie (2)(3)	59	Director
Major General David Fraser (3)	62	Director
Gail E. Hamilton (1)	69	Director
Stephen J. Sadler	68	Director
Harmit Singh (2)	56	Director
Michael Slaunwhite (1)(3)	58	Director
Katharine B. Stevenson (2)	57	Director
Carl Jürgen Tinggren (2)	61	Director
Deborah Weinstein (1)(3)	59	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Corporate Governance and Nominating Committee.
Mark J. Barrenechea
Mr. Barrenechea joined OpenText in January 2012 as the President and Chief Executive Officer. In January 2016, Mr. Barrenechea took on the role of Chief Technology Officer, while remaining the Company’s Chief Executive Officer. In September 2017, Mr. Barrenechea was appointed Vice Chair, in addition to remaining the Chief Executive Officer and Chief Technology Officer. Before joining OpenText, Mr. Barrenechea was President and Chief Executive Officer of Silicon Graphics International Corporation (SGI), where he also served as a member of the Board. During Mr. Barrenechea's tenure at SGI, he led strategy and execution, which included transformative acquisition of assets, as well as penetrating diverse new markets and geographic regions. Mr. Barrenechea also served as a director of SGI from 2006 to 2012. Prior to SGI, Mr. Barrenechea served as Executive Vice President and CTO for CA, Inc. (CA), (formerly Computer Associates International, Inc.) from 2003 to 2006 and was a member of the executive management team. Before going to CA, Mr. Barrenechea was the Senior Vice President of Applications Development at Oracle Corporation from 1997 to 2003, managing a multi-thousand person global team while serving as a member of the executive management team. From 1994 to 1997, Mr. Barrenechea served as Vice President of Development at Scopus, a software applications company. Prior to Scopus, Mr. Barrenechea was the Vice President of Development at Tesseract, where he was responsible for reshaping the company's line of CRM and human capital management software. Mr. Barrenechea serves as a member of the Board and Audit Committee of Dick's Sporting Goods and also serves as a board member of Avery Dennison Corporation. In the past five years, Mr. Barrenechea also served as a director of Hamilton Insurance Group. Mr. Barrenechea holds a Bachelor of Science degree in computer science from Saint Michael's College. Mr. Barrenechea has authored several books including The Intelligent and Connected Enterprise, The Golden Age of Innovation, Digital Manufacturing, Digital Financial Services, On Digital, Digital: Disrupt or Die, eGovernment or Out of Government, Enterprise Information Management: The Next Generation of Enterprise Software, Software Rules and e-Business or out of Business.
Madhu Ranganathan
Ms. Ranganathan joined OpenText as Executive Vice President, Chief Financial Officer in April 2018. With more than 25 years of financial leadership experience, Ms. Ranganathan most recently served as the Chief Financial Officer for [24]7.ai from June 2008 to March 2018. Ms. Ranganathan also held senior financial roles at Rackable Systems from December 2005 to May 2008, Redback Networks from August 2002 to November 2005, and Backweb Technologies from December 1996 to January 2000. She also has public accounting experience with PriceWaterhouseCoopers LLC. Ms. Ranganathan currently serves as Board Member for Akamai Technologies. In the past five years she served as a Board Member of ServiceSource and Watermark, a Bay Area organization focused on professional development for women. Ms. Ranganathan holds an MBA in Finance from the University of Massachusetts, is a Certified Public Accountant in California and a Chartered Accountant (India).
Savinay Berry
Mr. Berry has served as the Company's Senior Vice President, Cloud Service Delivery since January 2019. He is responsible for all OpenText Cloud Services, including infrastructure, Service Delivery, Managed Services, eDiscovery, Security Cloud Services and Professional Services in the Philippines. Prior to this role, Mr. Berry served as Vice President, Engineering and Products from 2017 to 2019. Prior to joining OpenText, Mr. Berry was Vice President, Product Management at Dell EMC from 2015 to 2017 and Director, Advanced Product and Technology at Intuit from 2013 to 2014. He also served as Vice President of Product Management at Empowered Inc (acquired by Qualcomm) from 2011 to 2012 and from 2008 to 2011, Mr. Berry served as Principal, Granite Ventures. Mr. Berry holds both a Bachelor and Master’s Degree in Electrical and Computer Engineering and an MBA from Kellogg School of Management at Northwestern University.
Gordon A. Davies
Mr. Davies joined OpenText as Chief Legal Officer in September 2009. Mr. Davies also serves as the Company's Chief Compliance Officer, and has responsibility for Corporate Development and the Corporate Secretary Group. Prior to joining OpenText, Mr. Davies was the Chief Legal Officer and Corporate Secretary of Nortel Networks Corporation. During his sixteen years at Nortel, Mr. Davies acted as Deputy General Counsel and Corporate Secretary during 2008, and as interim Chief Legal Officer and Corporate Secretary in 2005 and again in 2007. He led the Corporate Securities legal team as General Counsel-Corporate from 2003, with responsibility for providing legal support on all corporate and securities law matters, and spent five years in Europe supporting all aspects of the Europe, Middle East and Africa (EMEA) business, ultimately as General Counsel, EMEA. Prior to joining Nortel, Mr. Davies practiced securities law at a major Toronto law firm. Mr. Davies holds an LL.B and an MBA from the University of Ottawa, and a B.A. from the University of British Columbia. He is a member of the Law Society of Upper Canada, the Canadian Bar Association, the Association of Canadian General Counsel and the Society of Corporate Secretaries and Governance Professionals.
Prentiss Donohue
Mr. Donohue has served as Senior Vice President, Portfolio group since January 2019. Prior to this role, Mr. Donohue served as Senior Vice President of Professional Services from April 2016 to January 2019. He brings over 20 years of experience in support and services management. Prior to joining OpenText, Mr. Donohue served as Group Vice President and General Manager of Advanced Customer Services for Oracle Corporation from January 2010 to March 2016, where he was responsible for driving Oracle’s innovative software, systems and cloud services. From April 1998 to December 2010, Mr. Donohue worked at Sun Microsystems in various leadership roles, including in Managed Services Management and Corporate Marketing. Mr. Donohue served on the board of directors of Summit Charter School until May 2016. Mr. Donohue holds a BA from the University of Colorado and has completed executive leadership programs at the University of Michigan’s Ross School of Business and the University of Hong Kong.

Paul Duggan
Mr. Duggan joined OpenText as Senior Vice President of Revenue Operations in January 2017. He is responsible for operations across sales, professional services, business networks, and customer support. Prior to joining OpenText, Mr. Duggan held various roles at Oracle Corporation, including Group Vice President of Support Renewal Sales, North America from December 1999 to January 2017. Previously, Mr. Duggan served on the advisory board for the Technology Services Industry Association from 2016 to 2017. He has completed executive leadership programs at the University of Michigan Ross School of Business and IESE Business School in Barcelona, Spain.
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
Aditya Maheshwari
Mr. Maheshwari joined OpenText as Senior Vice President and Chief Accounting Officer in February 2016. Prior to joining OpenText, Mr. Maheshwari was an Audit Partner in the Technology, Media and Telecommunications practice at KPMG LLP, Canada until February 5, 2016. With 15 years of experience at KPMG including international postings in the UK and India, Mr. Maheshwari has the experience of working with several large multinational companies under U.S. GAAP and International Financial Reporting Standards. Mr. Maheshwari represented Canada on KPMG's global think-tank for the Technology sector and is the co-author of 11 technical and thought-leadership publications, published by KPMG, on revenue recognition for the Technology, Media and Telecommunications sector. During his tenure in the UK, Mr. Maheshwari worked in KPMG's technical accounting group, International Standards Group, specializing in revenue recognition. Mr. Maheshwari is a Chartered Professional Accountant (Ontario), Certified Public Accountant (Colorado) and Chartered Accountant (India).
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
James McGourlay
Mr. McGourlay has served as Executive Vice President, Customer Operations since October 2017. Prior to this, Mr. McGourlay was the Company's Senior Vice President of Global Technical Services from May 2015 to October 2017 and Senior Vice President of Worldwide Customer Service from February 2012 to May 2015. Mr. McGourlay joined OpenText in 1997 and held progressive positions in information technology, technical support, product support and special projects, including, Director, Customer Service and Vice President, Customer Service.
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
Brian Sweeney
Mr. Sweeney joined OpenText as Chief Human Resources Officer in October 2018. He has over 25 years of experience as a Human Resource (HR) leader in high growth, global technology businesses, and professional services consulting. He has led organizational growth and transformation initiatives, including international expansion, M&A, global talent management, compensation and benefits, employee engagement, communication and cultural transformation. Prior to joining OpenText, Mr. Sweeney worked at Amgen Inc. from 2003 to 2008, where he served in various HR leadership roles, including Global VP of HR, Head of HR for Global R&D, and VP of International Human Resources. Prior to this, Mr. Sweeney worked at Dell, where he served as Director of Worldwide Compensation and Benefits from 1999 to 1997 and HR Director from 1997 to 2001. From 1989 to 1992, Mr. Sweeney was a Human Resources consultant at AON Hewitt Associates, working across multiple client industry sectors in the practice areas of employee benefits and executive compensation. Earlier in his professional career, Mr. Sweeney worked in corporate sales and sales management for Steelcase, Inc. Mr. Sweeney holds an MBA from the University of Michigan and a Bachelor’s degree in Sociology from Vanderbilt University.
P. Thomas Jenkins
Mr. Jenkins is Chair of the Board of OpenText. From 1994 to 2005, Mr. Jenkins was President, then Chief Executive Officer and then from 2005 to 2013, Chief Strategy Officer of OpenText. Mr. Jenkins has served as a Director of OpenText since 1994 and as its Chairman since 1998. In addition to his OpenText responsibilities, Mr. Jenkins is Chair of the World Wide Web Foundation, a Commissioner of the Tri-Lateral Commission, founding Chair of the Ontario Global 100 (OG100) and Canadian Co-Chair of the Atlantik Bruecke. Currently, Mr. Jenkins is a board member of Manulife Financial Corporation. In the past five years, Mr. Jenkins also served as a board member of Thomson Reuters Inc. and TransAlta Corporation. He was the tenth Chancellor of the University of Waterloo and was the Chair of the National Research Council of Canada (NRC). Mr. Jenkins received an M.B.A. from Schulich School of Business at York University, an M.A.Sc. from the University of Toronto and a B.Eng. & Mgt. from McMaster University. Mr. Jenkins received honorary doctorates from six universities. He is a member of the Waterloo Region Entrepreneur Hall of Fame, a Companion of the Canadian Business Hall of Fame and recipient of the Ontario Entrepreneur of the Year award, the McMaster Engineering L.W. Shemilt Distinguished Alumni Award and the Schulich School of Business Outstanding Executive Leadership award. He is a Fellow of the Canadian Academy of Engineering (FCAE). Mr. Jenkins was awarded the Canadian Forces Decoration (CD) and the Queen's Diamond Jubilee Medal (QJDM). Mr. Jenkins is an Officer of the Order of Canada (OC).
Randy Fowlie
Mr. Fowlie has served as a director of OpenText since March 1998. From March 2011 to April 2017, Mr. Fowlie was the President and CEO of RDM Corporation, a leading provider of specialized hardware and software solutions in the electronic payment industry. Mr. Fowlie operated a consulting practice from July 2006 to December 2010. From January 2005 until July 2006, Mr. Fowlie held the position of Vice President and General Manager, Digital Media, of Harris Corporation, formerly Leitch Technology Corporation (Leitch), a company that was engaged in the design, development, and distribution of audio and video infrastructure to the professional video industry. Leitch was acquired in August 2005 by Harris Corporation. From June 1999 to January 2005, Mr. Fowlie held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation (Inscriber), a computer software company and from February 1998 to June 1999 Mr. Fowlie was the Chief Financial Officer of Inscriber. Inscriber was acquired by Leitch in January 2005. Prior to working at Inscriber Mr. Fowlie was a partner with KPMG LLP, Chartered Accountants, where he worked from 1984 to February 1998. Mr. Fowlie received a B.B.A. (Honours) from Wilfrid Laurier University and is a Chartered Professional Accountant. Currently, Mr. Fowlie is also a director of InvestorCom Inc, and Dye & Durham Corporation. In the last five years, Mr. Fowlie also served as a director of RDM Corporation.
Major General David Fraser
Major-General (Ret.) David Fraser has served as a director of OpenText since September 2018. Mr. Fraser is the President of Aegis Six Corporation of Toronto. Mr. Fraser was commissioned as an Infantry Officer following graduation from Carleton University with a Bachelor of Arts in 1980. He served in various command and staff positions in the Princess Patricia’s

Canadian Light Infantry from platoon to Division throughout his 30 year career. Most notable, he commanded the NATO coalition in southern Afghanistan in 2006. He is a graduate of the Canadian Forces Command and Staff College in Toronto, holds a Master’s of Management and Policy and is a graduate of the United States Capstone Program (Executive School for generals). His honors and awards including the Commander of Military Merit, the Canadian Meritorious Service Cross, the Meritorious Service Medal, the United States Legion of Honor and Bronze Star (for service in Afghanistan), and awards from the Netherlands, Poland, and NATO. He is the recipient of the Vimy award for contributions to leadership and international affairs and the Atlantic Council Award for international leadership. Upon his departure from the military, Mr. Fraser joined the private sector and, along with his partners, created Blue Goose Pure Foods. Mr. Fraser joined INKAS® Armored Vehicle Manufacturing as their Chief Operating Officer in 2015 until 2017. In 2016, he founded Aegis Six Corporation, which aims at addressing the needs of capacity building abroad and for the private sector within Canada. Mr. Fraser currently works with the Bank of Montreal on their Canadian Defence Community Banking Program, serves as a director of Route1, Inc and the Canadian Forces College Foundation, is a member of The Prince’s Charities Advisory Council as well as the Conference of Defence Association board. Mr. Fraser is also a mentor at the Ivey Business School and is the co-author of Operation Medusa, The Furious Battle that Saved Afghanistan from the Taliban.
Gail E. Hamilton
Ms. Hamilton has served as a director of OpenText since December 2006. For the five years prior thereto, Ms. Hamilton led a team of over 2,000 employees worldwide as Executive Vice President at Symantec Corp (Symantec), an infrastructure software company, and most recently had “P&L” responsibility for their global services and support business. While leading Symantec's $2B enterprise and consumer business, Ms. Hamilton helped steer the company through an aggressive acquisition strategy. In 2003, Information Security magazine recognized Ms. Hamilton as one of the “20 Women Luminaries” shaping the security industry. Ms. Hamilton has over 20 years of experience growing leading technology and services businesses in the enterprise market. She has extensive management experience at Compaq and Hewlett Packard, as well as Microtec Research. Ms. Hamilton received both a BSEE from the University of Colorado and an MSEE from Stanford University. Currently, Ms. Hamilton is also a director of Arrow Electronics. In the past five years Ms. Hamilton also served as a director of Ixia and Westmoreland Coal Company. She was recently named as one of WomenInc.'s 2018 Most Influential Corporate Board Directors.
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
Harmit Singh
Mr. Singh has served as a director of OpenText since September 2018. He is the Executive Vice President and Chief Financial Officer of Levi Strauss & Co., where he is responsible for managing the company’s finance, information technology, strategic sourcing and global business services functions globally. This includes: financial planning and analysis; strategic planning and corporate development; accounting and controls; tax; enterprise risk management; treasury; internal audit; and investor relations. Mr. Singh is a seasoned financial executive with almost 30 years of experience in driving growth for global consumer brands. Prior to joining Levi Strauss & Co. in January 2013, Mr. Singh has served as Chief Financial Officer of Hyatt Hotels Corporation, where he played an instrumental role in successfully establishing a global financial structure, taking the company public, building a strong balance sheet, and driving growth by supporting capital deployment for acquisition and investments. Before Hyatt Hotels Corporation, Mr. Singh held various global leadership roles at Yum! Brands Inc., one of the world’s largest restaurant companies, (including acting as Chief Financial Officer of Pizza Hut and Chief Financial Officer of Yum International). Early in his career, Mr. Singh also worked at American Express India and PriceWaterhouse in India. Mr. Singh holds a Bachelor of Commerce from Shri Ram College of Commerce, Delhi University, and is a Chartered Accountant from India. He is also a member of the CNBC Global CFO Council and Wall Street Journal CFO Network. In October 2016, Mr. Singh was named to the board of directors of Buffalo Wild Wings Inc., the owner, operator and franchisor of Buffalo Wings® restaurants, where he served as a director and Chair of the Audit Committee until February 2018.

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
Katharine B. Stevenson
Ms. Stevenson has served as a director of OpenText since December of 2008. She is a corporate director who has served on a variety of public and Not-for-Profit boards in Canada and the United States. Ms. Stevenson is director of the Canadian Imperial Bank of Commerce (CIBC) where she chairs its Corporate Governance Committee. Ms. Stevenson is also a director of CAE Inc. and Capital Power Corporation (Audit Committee Chair). CIBC, CAE Inc., and Capital Power Corporation are all publicly listed companies. She also serves on the St. Michael's Hospital Foundation Board. She was formerly a senior finance executive of Nortel Networks Corporation from 1995 to 2007. Previously, she held a variety of positions in investment and corporate banking at JP Morgan Chase & Co. Ms. Stevenson holds a B.A. (Magna Cum Laude) from Harvard University. She is certified with the professional designation ICD.D. granted by the Institute of Corporate Directors (ICD). Ms. Stevenson was named one of the 2018 Top 100 Most Powerful Women in Canada. In the last five years, Ms. Stevenson also served as a director of Valeant Pharmaceuticals International Inc., currently Bausch Health Companies Inc., and OSI Pharmaceuticals Inc.

Carl Jürgen Tinggren
Mr. Tinggren has served as a director of OpenText since February 2017. Mr. Tinggren is the former Chief Executive Officer of Schindler Group, a European based global industrial corporation, and has over 30 years of international business experience. Previous to Schindler Group, Mr. Tinggren gained extensive management experience at Sika AG, a public specialty chemicals company, based out of Switzerland, Sweden and North America, as well as at Booz Allen & Hamilton. Mr. Tinggren is currently the Chairman of the board of Bekaert SA and a member of the board of directors of Johnson Controls International, where he also serves as lead director and as chair of the audit committee. Previously, Mr. Tinggren also served as a director of Schindler Group, the Conference Board and Sika AG. Mr. Tinggren received an M.B.A. from Stockholm School of Economics and New York University Business School.
Deborah Weinstein
Ms. Weinstein has served as a director of OpenText since December 2009. Ms. Weinstein is a co-founder and partner of LaBarge Weinstein LLP, a business law firm based in Ottawa, Ontario, since 1997. Ms. Weinstein's legal practice specializes in corporate finance, securities law, mergers and acquisitions and business law representation of public and private companies, primarily in knowledge-based growth industries. Prior to founding LaBarge Weinstein LLP, Ms. Weinstein was a partner of the law firm Blake, Cassels & Graydon LLP, where she practiced from 1990 to 1997 in Ottawa, and in Toronto from 1985 to 1987. Ms. Weinstein also serves on a number of not-for-profit boards. Ms. Weinstein holds an LL.B. from Osgoode Hall Law School of York University.
Involvement in Certain Legal Proceedings
Ms. Stevenson served as a director of Valeant Pharmaceuticals International, Inc. (Valeant), currently Bausch Health Companies Inc., from 2010 until her voluntary resignation in March 2016. During her tenure, Valeant was, and continues to be, the subject of certain putative securities class action claims in Canada and the United States. These claims allege, among other things, misrepresentations by Valeant in certain of its public disclosure documents.
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

Audit Committee
The Audit Committee currently consists of four directors, Mr. Fowlie (Chair), Mr. Tinggren, Mr. Singh and Ms. Stevenson, all of whom have been determined by the Board of Directors to be independent as that term is defined in NASDAQ Rule 5605(a)(2) and in Rule 10A-3 promulgated by the SEC under the Exchange Act, and within the meaning of our director independence standards and those of any exchange, quotation system or market upon which our securities are traded.
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
Board Diversity and Term Limits
The Company, including the Corporate Governance and Nominating Committee, views diversity in a broad context and considers a variety of factors when assessing nominees for the Board. The Company has established a Board Diversity Policy recognizing that a Board made up of highly qualified directors from diverse backgrounds, including diversity of gender, age, race, sexual orientation, religion, ethnicity and geographic representation, is important. The Company has not established a specific target number or date by which to achieve a specific number of women on the Board, as we consider a multitude of factors, including skills, experience, expertise and character, in determining the best nominee at the time and consider the Company’s objectives and challenges at such time. There are currently three women on the Board which represents approximately 27% of the current Board and of the director nominees, and 33% of the current independent Board members.
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
Diversity in Executive Officer Positions
The Company is committed to a diverse and inclusive workplace, including advancing women to executive officer positions. The Company has not adopted specific objectives or targets regarding women at the executive officer level; however, the Company has adopted a formal written Global Diversity and Inclusion Policy which expresses its commitment to fostering a diverse and inclusive workplace for all employees. The Company currently has two women (17%) on the executive leadership team (ELT), while approximately 21% of existing positions on the senior leadership team (SLT), exclusive of our ELT, are held by women. A principal objective of our Global Diversity and Inclusion Policy is to support and monitor the identification, development and retention of diverse employees, including gender diversity at executive and leadership positions. We will continue to develop a sustainable culture of diversity and inclusion that provides all employees an opportunity to excel.

Item 11.    Executive Compensation
COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed with our management the following Compensation Discussion and Analysis (CD&A). Based on this review and discussion, our Compensation Committee has recommended to the Board that the following CD&A be included in our Annual Report on Form 10-K for Fiscal 2019.
This report is provided by the following independent directors, who comprise our Compensation Committee:
Michael Slaunwhite (Chair), Gail E. Hamilton, Deborah Weinstein.
To the extent that this Annual Report on Form 10-K has been or will be specifically incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (Exchange Act), this “Compensation Committee Report” shall not be deemed “soliciting materials”, unless specifically otherwise provided in any such filing.
COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis of compensation arrangements of the following individuals for the fiscal year which ended on June 30, 2019 (Fiscal 2019), should be read together with the compensation tables and related disclosures set forth below: (i) our principal executive officer, (ii) our principal financial officer, and (iii) our three most highly compensated executive officers, other than our principal executive officer and principal financial officer (collectively, the Named Executive Officers). This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and projections regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the various planned programs summarized in this discussion.
Payments in Canadian dollars included herein, unless otherwise specified, are converted to U.S. dollars using an average annual exchange rate of 0.756489.
Overview of Compensation Program
Determining the compensation of our Named Executive Officers is the responsibility of the Compensation Committee of OpenText's board of directors (the Compensation Committee or the Committee), either alone or in certain circumstances, in consultation with the Board. The Compensation Committee ensures compensation decisions are in line with our goal to provide total compensation to our Named Executive Officers that (i) is fair, reasonable and consistent with our compensation philosophy to achieve our short-term and long-term business goals, and (ii) provides market competitive compensation. The Named Executive Officers who are the subject of this CD&A are:

•	Mark J. Barrenechea - Vice Chair, Chief Executive Officer and Chief Technology Officer (CEO)

•	Madhu Ranganathan - Executive Vice President and Chief Financial Officer (CFO)

•	Muhi Majzoub - Executive Vice President, Engineering

•	Gordon A. Davies - Executive Vice President, Chief Legal Officer and Corporate Development

•	Simon Harrison - Executive Vice President, Worldwide Sales
Compensation Oversight Process
Role of Compensation Committee
The Compensation Committee has responsibility for the oversight of executive compensation within the terms and conditions of our various compensation plans. The Compensation Committee approves the compensation of our executive officers, with the exception of our CEO. In making compensation decisions relating to, among other things, performance targets, base salary, bonuses, executive benefits, short-term incentives and long-term incentives, the Compensation Committee considers the input of the CEO. With respect to the compensation of our CEO, the Compensation Committee makes recommendations to the Board (excluding the CEO) for approval. The Compensation Committee reviews and approves all equity awards related to executive compensation prior to final approval and granting by the Board.
The Board, the Compensation Committee, and our management have instituted a set of detailed policies and procedures to evaluate the performance of each of our Named Executive Officers which help determine the amount of the short-term incentives and long-term incentives to award to each Named Executive Officer.

The Compensation Committee considers previous compensation awards, competitive market practice, the impact of tax, accounting treatments and applicable regulatory requirements when approving compensation programs.
During Fiscal 2019, the Committee’s work included the following:

•
Executive Compensation Review - The Compensation Committee continually reviews compensation practices and policies with respect to our senior management team against similar-sized global technology companies, in order to allow us to place our compensation practices for these positions in a market context. This benchmarking may include a review of base salary, short-term incentives and long-term incentives.

•
Long-Term Incentive Plan - The Compensation Committee reviewed semi-annual analysis provided by Mercer Canada Limited (Mercer) related to performance under all outstanding Performance Share Unit Programs (for details on the programs, refer to the section titled “Long Term Incentives”).

Although the Compensation Committee has responsibility for decisions on executive compensation, it may consider input from management, analysis provided from the compensation consultant, as well as other factors that the Committee considers appropriate.
Compensation Consultant
NASDAQ standards require compensation committees to have certain responsibilities and authority regarding the retention, oversight and funding of committees' advisors and perform an evaluation of each advisor's independence, taking into consideration all factors relevant to that person's independence from management. NASDAQ standards also require that such rights and responsibilities be enumerated in the compensation committee's charter. While, as a foreign private issuer under the U.S. federal securities laws, we are exempt from these rules, nonetheless, our Compensation Committee has the sole authority to retain and terminate outside consultants. From time to time, the Compensation Committee seeks the advice of an outside compensation consultant to provide assistance and guidance on compensation issues. The compensation consultant may provide the Compensation Committee with relevant information pertaining to market compensation levels, alternative compensation plan designs, market trends and best practices and may assist the Compensation Committee with respect to determining the appropriate benchmarks for each Named Executive Officer's compensation.
In Fiscal 2019, the Compensation Committee retained Hugessen Consulting Inc. (Hugessen), an independent consulting firm specializing in executive compensation consulting. During Fiscal 2019 representatives of Hugessen were consulted from time to time by members of the Compensation Committee. Hugessen reviewed relevant information and industry benchmarks and independently advised members of the Compensation Committee on matters relating to CEO and executive officer compensation. Hugessen did not provide any other services to the Company during Fiscal 2019, outside of its capacity as compensation consultants.
The Compensation Committee met five times during Fiscal 2019. Management assisted in the coordination and preparation of the meeting agenda and materials for each meeting. The agenda is reviewed and approved by the Chairman of the Compensation Committee. The meeting materials are generally posted and made available to the other Committee members and invitees, if any, for review approximately one week in advance of each meeting.
Compensation Philosophy and Objectives
We believe that compensation plays an important role in achieving short and long-term business objectives that ultimately drives business success in alignment with long-term shareholder value creation.

Our compensation philosophy is based on three fundamental principles:		The objectives of our compensation program are to:
●	Strong link to business strategy - Our short and long-term goals are reflected in our overall compensation program.	●	Attract and retain highly qualified executive officers who have a history of proven success

●
Pay for performance - We aim to reward sustained company performance by aligning a significant portion of total compensation to our financial results and strategic objectives. We believe compensation should fluctuate with financial performance and accordingly, we structure total compensation to be at or above our peer group median when our financial performance exceeds our target performance and likewise, we structure total compensation to be below our peer group median if our financial performance falls below our targets.
●
Align the interests of executive officers with our shareholders' interests and with the execution of our business strategy by evaluating executive performance on the basis of key financial metrics which we believe closely correlate to long-term shareholder value

	●	Motivate and reward our high caliber executive team through competitive pay practices and an appropriate mix of short and long-term incentives
●
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

	●	Tie compensation awards directly to key financial metrics with evaluations based on achieving and overachieving predetermined objectives
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
The Compensation Committee periodically reviews data related to compensation levels and programs of a peer group of comparable organizations. Our last peer group analysis was prepared for management by Radford, an AON Hewitt Company (Radford), in July 2018 using the criteria described in the table below, and was presented to and approved by the Compensation Committee at that time. Our peer group consists of 16 companies that include 15 US-based companies and one Israel-based company. No additional comparable companies were added to our peer group in Fiscal 2019.

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

Akamai Technologies, Inc.
Autodesk, Inc.
Broadridge Financial Solutions, Inc.
CA Technologies
Cadence Design Systems, Inc.
Check Point Software Technologies Ltd.
Citrix Systems, Inc.
Global Payments Inc.
Nuance Communications, Inc.
Pitney Bowes Inc.
Red Hat, Inc.
Sabre Corporation
Symantec Corporation
Synopsys, Inc.
Teradata Corporation
The Dun & Bradstreet Corporation

Taking into account the benchmarking review performed in July 2018, further efforts were made to align our Named Executive Officers' compensation packages more closely with our stated compensation objectives. Accordingly, Messrs. Majzoub and Davies received an adjustment to their respective total cash compensation and Mr. Harrison received an adjustment to his short-term incentive compensation during Fiscal 2019.

Aligning Officers' Interests with Shareholders' Interests
We believe that transparent, objective and easily verifiable corporate goals play an important role in creating and maintaining an effective compensation strategy for our Named Executive Officers. Our objective is to facilitate an increase in shareholder value, over the longer term, through the achievement of these corporate goals under the leadership of our Named Executive Officers working in conjunction with all of our valued employees.
We use a combination of fixed and variable compensation to motivate our executive officers to achieve our corporate goals. For Fiscal 2019, the basic components of our executive officer compensation program were:

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
The chart below provides the approximate percentage of target total compensation provided to each Named Executive Officer that was either fixed pay or “at risk” for Fiscal 2019:

Named Executive Officer	Fixed Pay Percentage (“Not At Risk”)	Short-Term Incentive Percentage (at 100% target) (“At Risk”)	Long-Term Incentive Percentage (at 100% target) (“At Risk”)
Mark J. Barrenechea	12%	18%	70%
Madhu Ranganathan	25%	25%	50%
Muhi Majzoub	21%	22%	57%
Gordon A. Davies	21%	22%	57%
Simon Harrison	32%	34%	34%
Fixed Pay
Fixed pay includes:

•	Base salary;

•	Perquisites; and

•	Other benefits.
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

Perquisites
Our Named Executive Officers receive a minimal amount of non-cash compensation in the form of executive perquisites. In order to remain competitive in the market place, our Named Executive Officers are entitled to some limited benefits that are not otherwise available to all of our employees, including:

•	An annual executive medical physical examination;

•	A base allowance to cover expenses such as financial planning, tax preparation or club memberships.
Other Benefits
We provide various employee benefit programs on the same terms to all employees, including our Named Executive Officers, such as, but not limited to:

•	Medical health insurance;

•	Dental insurance;

•	Life insurance; and

•	Tax based retirement savings plans matching contributions.
Short-Term Incentives
In Fiscal 2019, all of our Named Executive Officers participated in our short-term incentive plan, which is designed to motivate achievement of our short-term corporate goals. These short-term corporate goals are typically derived from our annual business plan which is prepared by management and approved by the Board. Awards made under the short-term incentive plan are made by way of cash payments only.
The amount of the short-term incentive payable to each Named Executive Officer, in general, is based on the ability of each Named Executive Officer to meet pre-established, qualitative and quantitative corporate objectives related to improving shareholder and company value, as applicable, which are reviewed and approved by the Compensation Committee and the Board. For all Named Executive Officers these objectives consist of worldwide revenues and worldwide adjusted operating income with the exception of Mr. Harrison. Due to his responsibilities relating to sales, Mr. Harrison's objectives consist of worldwide license and cloud revenues and minimum contract value (MCV) and worldwide adjusted operating income.
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

For Fiscal 2019, the following table illustrates the total short-term target awards for each Named Executive Officer, along with the associated weighting of the related performance measures.

Named Executive Officer	Total Target Award	Worldwide Revenues	Worldwide Adjusted Operating Income	Worldwide License and Cloud Revenues and MCV
Mark J. Barrenechea	$1,425,000	50%	50%	N/A
Madhu Ranganathan	$500,000	50%	50%	N/A
Muhi Majzoub	$425,000	50%	50%	N/A
Gordon A. Davies	$389,592	50%	50%	N/A
Simon Harrison	$437,500	N/A	40%	60%
For the short-term incentive award amounts that would be earned at each of threshold, target and maximum levels of performance, for applicable objectives, see “Grants of Plan-Based Awards for Fiscal 2019” below.
For each performance measure noted above, the Compensation Committee approves the total target award eligible to be earned by a Named Executive Officer, and the Board applies a threshold and target level of performance. Where applicable, the Board also applies an objective formula for determining the percentage payout under awards for levels of performance above and below threshold and target. To the extent target performance is exceeded, the award will be proportionately greater. The threshold and target levels and payout formula are set forth below as well as actual performance and payout percentages achieved in Fiscal 2019. The Board has discretion to make positive or negative adjustments if it considers them to be reasonably appropriate. The Board did not make any discretionary adjustments for Fiscal 2019 awards.

Objectives (in millions)	Threshold Target	Target	Fiscal 2019 Actual (1)	% Target Actually Achieved	% of Payment per Fiscal 2019 Payout Table
Worldwide Revenues	$2,639	$2,932	$2,898	99%	85%
Worldwide Adjusted Operating Income	$873	$970	$1,012	104%	200%
Worldwide License and Cloud Revenues and MCV	$1,498	$1,664	$1,600	96%	70%

(1)	Adjusted to remove the impact of foreign exchange and, in some cases, reflect certain adjustments relating to the aging of accounts receivable.

The table below illustrates the percentage of the target awards paid to our Named Executives Officers, with the exception of Mr. Harrison, in accordance with our actual results achieved during Fiscal 2019.

Worldwide Revenues and Worldwide Adjusted Operating Income - Attainment and Corresponding Payment
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	—%	100.0%	100%
90 - 91%	15%	100.5%	125%
92 - 93%	40%	101.0%	150%
94 - 95%	55%	101.5%	175%
96 - 97%	70%	102% and above	200%
98 - 99%	85%
Formula:
Actual / Budget = % of Attainment Linear x25 for every 0.5% over100%		Example: an attainment of 101.0% results in a payment of 150%

In Fiscal 2019, we achieved 99% of our worldwide revenue target and 104% of our worldwide adjusted operating income target. The “Worldwide Revenues and Worldwide Adjusted Operating Income Calculations” table above illustrates under the “% Attainment” column that an achievement of 99% of target for the worldwide revenue performance criteria results in an award payment of 85% of the target award amount and an achievement of 104% of target for the worldwide adjusted operating income performance criterion results in an award payment of 200% of the target award amount.

The table below illustrates the percentage of the target awards paid to Mr. Harrison, as a result of more direct responsibilities relating to sales, in accordance with our actual results achieved during Fiscal 2019.

Worldwide License and Cloud Revenues and MCV and Worldwide Adjusted Operating Income - Attainment and Corresponding Payment
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	—%	102%	150%
90 - 91%	15%	103%	175%
92 - 93%	40%	104%	200%
94 - 95%	55%	105%	225%
96 - 97%	70%	106%	250%
98 - 99%	85%	107%	275%
100%	100%	108% and above	300% cap
101%	125%
Formula:
Actual / Budget = % of Attainment Linear x25 for every 0.5% over100%		Example: an attainment of 101% results in a payment of 125%
In Fiscal 2019, Mr. Harrison achieved 96% of his worldwide license and cloud revenue and MCV target and 104% of his worldwide adjusted operating income target. The “Worldwide License and Cloud Revenue and MCV and Worldwide Adjusted Operating Income Calculation” table above illustrates under the “% Attainment” column that an achievement of 96% of target for the worldwide license and cloud revenue and MCV performance criteria results in an award payment of 70% of the target award amount and an achievement of 104% of target for the worldwide adjusted operating income performance criterion results in an award payment of 200% of the target award amount.
 The actual short-term incentive award earned by each Named Executive Officer for Fiscal 2019 was determined in accordance with the formulas described above. We have set forth below for each Named Executive Officer the award amount actually paid for Fiscal 2019, and the percentage of target award amount represented by the actual award paid broken out by performance measure as follows:
Mark J. Barrenechea

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$712,500	$106,875	$605,625	85%
Worldwide Adjusted Operating Income	$712,500	$106,875	$1,425,000	200%
Total	$1,425,000	$213,750	$2,030,625	143%
Madhu Ranganathan

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$250,000	$37,500	$212,500	85%
Worldwide Adjusted Operating Income	$250,000	$37,500	$500,000	200%
Total	$500,000	$75,000	$712,500	143%
Muhi Majzoub

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$212,500	$31,875	$180,625	85%
Worldwide Adjusted Operating Income	$212,500	$31,875	$425,000	200%
Total	$425,000	$63,750	$605,625	143%

Gordon A. Davies

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$194,796	$29,219	$165,577	85%
Worldwide Adjusted Operating Income	$194,796	$29,219	$389,592	200%
Total	$389,592	$58,438	$555,169	143%
Simon Harrison

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide License and Cloud Revenues and MCV	$262,500	$39,375	$183,750	70%
Worldwide Adjusted Operating Income	$175,000	$26,250	$350,000	200%
Total	$437,500	$65,625	$533,750	122%
Long-Term Incentives
As with many North American technology companies, we have a general practice of granting variable long-term incentives to executive officers, including our Named Executive Officers. Our long-term incentives represent a significant proportion of our Named Executive Officers’ total compensation, and its purpose is two-fold: (i) as a component of a competitive compensation package; and (ii) to align the interests of our Named Executive Officers with the interests of our shareholders. Grants are consistent with competitive market practice, and vesting occurs over time, to ensure alignment with our performance over the longer term. Usually a very high percentage of the long-term incentive is "at risk" indicating we will not provide any compensation to the executive unless shareholders have received a positive return.
Long-Term Incentive Plans (LTIP) - General
We incentivize our executive officers, including our Named Executive Officers, in part, with long-term compensation pursuant to our LTIP. For each LTIP grant, a target value is established by the Compensation Committee for each Named Executive Officer, except for the CEO, whose target value is established by the Board, based on competitive market practice and by the respective Named Executive Officer’s ability to influence financial or operational performance.
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
			Vesting is typically 25% on each of the first four anniversaries of grant date. Options expire seven years after the grant date.	Once vested, participants may exercise options for Common Shares.
Payouts under LTIP grants

•	may also be subject to certain limitations in the event of early termination of employment or change in control of the Company; and

•
are subject to mandatory repayment or “claw-back” in the event of fraud, willful misconduct or gross negligence by any executive officer, including a Named Executive Officer, affecting the financial performance or financial statements of the Company or the price of our Common Shares.

Fiscal 2021 LTIP
Grants made in Fiscal 2019 under the Fiscal 2021 LTIP took effect on August 6, 2018 with the goal of measuring performance over the three year period starting July 1, 2018. The table below illustrates the target value of each element under the Fiscal 2021 LTIP for each Named Executive Officer.

Named Executive Officer	Performance Share Units	Restricted Share Units	Stock Options	Total
Mark J. Barrenechea	$2,815,000	$1,407,500	$1,407,500	$5,630,000
Madhu Ranganathan	$500,000	$250,000	$250,000	$1,000,000
Muhi Majzoub	$550,000	$275,000	$275,000	$1,100,000
Gordon A. Davies	$500,000	$250,000	$250,000	$1,000,000
Simon Harrison	$218,750	$109,375	$109,375	$437,500
Awards granted in Fiscal 2019 under the Fiscal 2021 LTIP were in addition to the awards granted in Fiscal 2018, Fiscal 2017, and prior years. For details of our previous LTIPs, see Item 11 of our Annual Report on Form 10-K for the appropriate year.
Fiscal 2021 LTIP - PSUs
With respect to our PSUs, we use relative TSR to benchmark the Company’s performance against the performance of the corporations comprising the constituents of the S&P Mid Cap 400 Software & Services Index (the Index). The Index is comprised of 400 U.S. public companies with unadjusted market capitalization of $1.8 billion to $13.6 billion and is a useful measure of the performance of mid-sized companies. Relative TSR is the sole measure for each Named Executive Officer's performance over the relevant three year period for the Fiscal 2021 LTIP with respect to PSUs.

If the Company's relative cumulative TSR, compared to the cumulative TSR of the Index is:	Then the percentage of the PSU target award that will be paid out will be:
Negative	—%
1st percentile	1.5%
66th percentile	100%
100th percentile	150%
Any target percentile achieved between 1 and 100th percentile will be interpolated to determine a payout that can range from 1.5% to 150% of the target award.
The amounts that may be realized for PSU awards under the Fiscal 2021 LTIP are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2019, and applied to the number of PSUs to be issued to the Named Executive Officers based on the levels of achievement disclosed above.

Fiscal 2021 LTIP PSUs
Named Executive Officer	1.5% Payout at June 30, 2021	100% Payout at June 30, 2021	150% Payout at June 30, 2021
Mark J. Barrenechea	$46,128	$3,075,168	$4,612,752
Madhu Ranganathan	$8,195	$546,312	$819,468
Muhi Majzoub	$9,010	$600,696	$901,044
Gordon A. Davies	$8,195	$546,312	$819,468
Simon Harrison	$3,584	$238,960	$358,440
Fiscal 2021 LTIP - RSUs
RSUs vest over three years and do not have any specific performance-based vesting criteria. Provided the eligible employee remains employed throughout the vesting period, all RSUs granted shall become vested RSUs at the end of the Fiscal 2021 LTIP period.
The amounts that may be realized for RSU awards under the Fiscal 2021 LTIP are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2019, and applied to the number of equivalent RSUs to be issued to the Named Executive Officers.

Fiscal 2021 LTIP RSUs
Named Executive Officer	Value upon Payout at June 30, 2021
Mark J. Barrenechea	$1,537,584
Madhu Ranganathan	$273,156
Muhi Majzoub	$300,348
Gordon A. Davies	$273,156
Simon Harrison	$119,480
Fiscal 2021 LTIP - Stock Options
The stock options granted in connection with the Fiscal 2021 LTIP vest over four years, do not have any specific performance-based vesting criteria and, if not exercised, expire after seven years. Our Named Executive Officers will only realize value on these stock options with future OpenText share price appreciation from the date of grant. For a discussion of the assumptions used in the valuation of stock options, see note 12 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Other Long-Term Equity Grants
In addition to grants made in connection with our LTIP program, from time to time, we may grant stock options and/or RSUs to new strategic hires and to our employees in recognition of their service, such as for promotions, retention, or other reasons. In Fiscal 2019, we granted stock options to two of our Named Executive Officers, namely, Mr. Majzoub and Mr.

Davies in recognition of their service. Details of these grants are contained in the table below under "Grants of Plan Based Awards". Our RSUs and stock options vest over a specified contract date, typically over three and four years, respectively, and do not have any specific performance criteria. With respect to stock option grants, the Board will determine the following, based upon the recommendation of the Compensation Committee: the executive officers entitled to participate in our stock option plan, the number of options to be granted, and any other material terms and conditions of the stock option grant.
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
As of the date of this Annual Report on Form 10-K, all Named Executive Officers comply with the Share Ownership Guidelines for Fiscal 2019, as they have either met the share ownership guidelines or, in the case of Ms. Ranganathan and Mr. Harrison, have five years from becoming subject to these guidelines to achieve the equity ownership guidelines required by their position.
Directors
With respect to non-management directors, both Common Shares and deferred stock units (DSUs) are counted towards the achievement of the Share Ownership Guidelines. The Company currently has a Directors’ Deferred Share Unit Plan (DSU Plan), whereby any non-management director of the Company may elect to defer all or part of his or her retainer and/or fees in the form of common stock equivalents. As of the date of this Annual Report on Form 10-K, all non-management directors have exceeded the Share Ownership Guidelines applicable to them, which is three times their annual retainer. For further details, see the table below titled “Director Compensation for Fiscal 2019”.
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
Tax Deductibility of Compensation
Under Section 162(m) of the United States Internal Revenue Code (or Section 162(m)) publicly-held corporations cannot deduct compensation paid in excess of $1,000,000 to certain executive officers in any taxable year. The Tax Cuts and Jobs Act amended Section 162(m) to expand the corporations and executives to which it applies. Beginning in Fiscal 2019, we are no longer able to deduct under Section 162(m) compensation paid in excess of $1,000,000 to any person who served as CEO or CFO during the taxable year and any other Named Executive Officer serving as an executive at the end of the taxable year (each, a “covered employee”) as well any person who was a covered employee in a preceding taxable year, subject to limited transition relief.

Summary Compensation Table
The following table sets forth summary information concerning the annual compensation of our Named Executive Officers. All numbers are rounded to the nearest dollar or whole share. Changes in exchange rates will impact payments illustrated below that are made in currencies other than the U.S. dollar. Any Canadian dollar payments included herein have been converted to U.S. dollars at an annual average rate of 0.756489, 0.786589, and 0.754836, for Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively. Any British pounds sterling payments included herein have been converted to U.S. dollars at an annual average rate of 1.342283 for Fiscal 2018.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)		Total ($)
Mark J. Barrenechea	2019	$950,000	—	$3,693,934	$1,407,800	$2,030,625	N/A	$17,315	(5)	$8,099,674
Vice Chair, Chief Executive Officer and Chief Technology Officer	2018	$950,000	—	$3,538,963	$1,407,556	$1,211,250	N/A	$37,161	(6)	$7,144,930
	2017	$945,000	—	$3,233,360	$5,821,023	$1,925,625	N/A	$13,926	(6)	$11,938,934

Madhu Ranganathan	2019	$500,000	—	$656,237	$250,019	$712,500	N/A	$—		$2,118,756
EVP, Chief Financial Officer	2018	$125,000	—	$315,057	$2,275,143	$106,250	N/A	$—	(6)	$2,821,450
	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(8)	N/A

Muhi Majzoub	2019	$412,500	—	$721,564	$938,260	$605,625	N/A	$—	(7)	$2,677,949
Executive Vice President, Engineering	2018	$400,000	—	$691,379	$274,993	$340,000	N/A	$—	(6)	$1,706,372
	2017	$356,000	—	$535,825	$212,651	$527,313	N/A	$—	(6)	$1,631,789

Gordon A. Davies	2019	$371,310	—	$656,237	$913,258	$555,169	N/A	$14,730	(9)	$2,510,704
Executive Vice President, Chief Legal Officer and Corporate Development	2018	$367,077	—	$628,627	$249,994	$312,015	N/A	$15,969	(6)	$1,573,682
	2017	$314,012	—	$630,050	$250,270	$464,681	N/A	$—	(6)	$1,659,013

Simon Harrison	2019	$400,000	—	$287,042	$109,361	$533,750	N/A	$655,329	(10)	$1,985,482
Executive Vice President, Worldwide Sales	2018	$388,916	—	$221,328	$868,563	$288,972	N/A	$11,470	(6)	$1,779,249
	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(8)	N/A

(1)
PSUs and RSUs were granted pursuant to the Fiscal 2021 LTIP. The amounts set forth in this column represent the aggregate grant date fair value, as computed in accordance with ASC Topic 718 “Compensation-Stock Compensation” (Topic 718). Grant date fair value may vary from the target value indicated in the table set forth above in the section “Fiscal 2021 LTIP”. For a discussion of the assumptions used in these valuations, see note 12 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. For the maximum value that may be received under the PSU awards granted in Fiscal 2019 by each Named Executive Officer, see the “Maximum” column under “Estimated Future Payouts under Equity Incentive Plan Awards” under the “Grants of Plan-Based Awards in Fiscal 2019” table below.

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

(3)	The amounts set forth in this column for Fiscal 2019 represent payments under the short-term incentive plan.

(4)
Except as otherwise indicated the amounts in “All Other Compensation” primarily include (i) car allowance; (ii) medical examinations; (iii) club memberships reimbursed, and (iv) tax preparation and financial advisory fees paid. “All Other Compensation” does not include benefits received by the Named Executive Officers which are generally available to all our salaried employees.

(5)	Represents amounts we paid or reimbursed for tax, financial, and estate planning.

(6)
For details of the amounts of fees or expenses we paid or reimbursed please refer to Summary Compensation Table in Item 11 of our Annual Report on Form 10-K for the corresponding fiscal years ended June 30, 2018 and June 30, 2017.

(7)	The total value of all perquisites and personal benefits for this Named Executive Officer was less than $10,000, and, therefore, excluded.

(8)	The executive officer was not a Named Executive Officer during the fiscal year, and, therefore compensation details have been excluded.

(9)	Represents amounts we paid or reimbursed for:

a.	Club membership fees ($3,505)

b.	Taxable benefit on annual sales event ($11,225)

(10)	Represents amounts we paid or reimbursed for:

a.	Tax equalization in respect of taxes incurred in 2015-2017 in connection with Mr. Harrison's transition from the UK to the United States ($549,403).

b.	Housing allowance ($101,368)

c.	Taxable benefit on annual sales event ($4,558)
Grants of Plan-Based Awards in Fiscal 2019
The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during Fiscal 2019.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Options (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)	($/share)	Awards ($)
Mark J. Barrenechea	August 6, 2018	$213,750	$1,425,000	$2,850,000	161,040	$39.27	$1,407,800
Madhu Ranganathan	August 6, 2018	$75,000	$500,000	$1,000,000	28,600	$39.27	$250,019
Muhi Majzoub	August 6, 2018	$63,750	$425,000	$850,000	31,460	$39.27	$275,021
	May 7, 2019				75,000	$40.20	$663,239
Gordon A. Davies	August 6, 2018	$58,438	$389,592	$779,184	28,600	$39.27	$250,019
	May 7, 2019				75,000	$40.20	$663,239
Simon Harrison	August 6, 2018	$65,625	$437,500	$1,312,500	12,510	$39.27	$109,361

		Estimated Future Payouts Under Equity Incentive Plan Awards (4)			All Other Stock Awards: Number of Securities Underlying (5)	Grant Date Fair Value of Stock (3)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Stock (#)	Awards ($)
Mark J. Barrenechea	August 6, 2018	1,120	74,640	111,960	37,320	$3,693,934
Madhu Ranganathan	August 6, 2018	199	13,260	19,890	6,630	$656,237
Muhi Majzoub	August 6, 2018	219	14,580	21,870	7,290	$721,564
Gordon A. Davies	August 6, 2018	199	13,260	19,890	6,630	$656,237
Simon Harrison	August 6, 2018	87	5,800	8,700	2,900	$287,042

(1)
Represents the threshold, target and maximum estimated payouts under our short-term incentive plan for Fiscal 2019. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Short-Term Incentives” above.

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

(4)
Represents the threshold, target and maximum estimated payouts under our Fiscal 2021 LTIP PSUs. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - Fiscal 2021 LTIP” above.

(5)
Represents the estimated payouts under our Fiscal 2021 LTIP RSUs granted in Fiscal 2019. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - Fiscal 2021 LTIP” above.

Outstanding Equity Awards at End of Fiscal 2019
The following table sets forth certain information regarding outstanding equity awards held by each Named Executive Officer as of June 30, 2019.

		Option Awards (1)						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Non- exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#) (3)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (3)
Mark J. Barrenechea	August 1, 2014	127,740	—	$27.83	August 1, 2021
	January 29, 2015	300,000	100,000	$27.09	January 29, 2022
	January 29, 2015	—	800,000	$27.09	January 29, 2022
	July 31, 2015	171,300	57,100	$22.87	July 31, 2022
	July 29, 2016	98,280	98,280	$29.75	July 29, 2023
	June 1, 2017	—	600,000	$32.63	June 1, 2024
	August 7, 2017	47,295	141,885	$34.49	August 7, 2024
	August 6, 2018	—	161,040	$39.27	August 6, 2025
	August 14, 2016					41,600	$1,713,920
	August 14, 2016							83,200	$3,427,840
	August 7, 2017					41,730	$1,719,276
	August 7, 2017							83,470	$3,438,964
	August 6, 2018					37,320	$1,537,584
	August 6, 2018							74,640	$3,075,168

Madhu Ranganathan	May 11, 2018	73,378	220,132	$34.71	May 11, 2025
	August 6, 2018	—	28,600	$39.27	August 6, 2025
	May 11, 2018					3,980	$163,976
	May 11, 2018							7,960	$327,952
	August 6, 2018					6,630	$273,156
	August 6, 2018							13,260	$546,312

Muhi Majzoub	November 2, 2012	18,788	—	$13.19	November 2, 2019
	August 2, 2013	20,996	—	$16.58	August 2, 2020
	August 1, 2014	23,140	—	$27.83	August 1, 2021
	July 31, 2015	28,380	9,460	$22.87	July 31, 2022
	July 29, 2016	16,280	16,280	$29.75	July 29, 2023
	August 7, 2017	9,240	27,720	$34.49	August 7, 2024
	August 6, 2018	—	31,460	$39.27	August 6, 2025
	May 7, 2019	—	75,000	$40.20	May 7, 2026
	August 14, 2016					6,900	$284,280
	August 14, 2016							13,780	$567,736
	August 7, 2017					8,150	$335,780
	August 7, 2017							16,310	$671,972
	August 6, 2018					7,290	$300,348
	August 6, 2018							14,580	$600,696

Gordon A. Davies	August 1, 2014	7,154	—	$27.83	August 1, 2021
	July 31, 2015	11,130	11,130	$22.87	July 31, 2022
	July 29, 2016	9,580	19,160	$29.75	July 29, 2023
	August 7, 2017	8,400	25,200	$34.49	August 7, 2024
	August 6, 2018	—	28,600	$39.27	August 6, 2025

	May 7, 2019	—	75,000	$40.20	May 7, 2026
	August 14, 2016					8,100	$333,720
	August 14, 2016							16,220	$668,264
	August 7, 2017					7,410	$305,292
	August 7, 2017							14,830	$610,996
	August 6, 2018					6,630	$273,156
	August 6, 2018							13,260	$546,312

Simon Harrison	August 2, 2013	7,266	—	$16.58	August 2, 2020
	August 7, 2017	2,960	8,880	$34.49	August 7, 2024
	November 6, 2017	20,000	80,000	$34.48	November 6, 2024
	August 6, 2018	—	12,510	$39.27	August 6, 2025
	August 14, 2016					5,680	$234,016
	August 7, 2017					2,610	$107,532
	August 7, 2017							5,220	$215,064
	August 6, 2018					2,900	$119,480
	August 6, 2018							5,800	$238,960

(1)
Options in the table above vest annually over a period of 4 years starting from the date of grant, with the exception of (i) 1,200,000 options granted to the CEO in Fiscal 2015 and 600,000 options granted to the CEO in Fiscal 2017. For additional detail, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - Long-Term Equity Grants to CEO” above and under Item 11 of our Annual Report on Form 10-K for Fiscal 2015 and Fiscal 2017 and (ii) options granted to certain of our executive officers on May 7, 2019 in recognition of their service. These options vest annually over a 5 year period, with the first vesting date being two years from the date of grant.

(2)
Represents each Named Executive Officer's target number of RSUs granted pursuant to the Fiscal 2019, Fiscal 2020, and Fiscal 2021 LTIPs, which vest upon the schedules described above in "Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long Term Incentives". These amounts illustrate the market value as of June 30, 2019 based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $41.20.

(3)
Represents each Named Executive Officer's target number of PSUs granted pursuant to the Fiscal 2019, Fiscal 2020, and Fiscal 2021 LTIPs, which vest upon the schedules described above in "Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long Term Incentives", and the market value as of June 30, 2019 based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $41.20.

As of June 30, 2019, options to purchase an aggregate of 7,102,753 Common Shares had been previously granted and are outstanding under our stock option plans, of which 2,176,002 Common Shares were vested. Options to purchase an additional 9,397,479 Common Shares remain available for issuance pursuant to our stock option plans. Our outstanding options pool represents 2.6% of the Common Shares issued and outstanding as of June 30, 2019.
During Fiscal 2019, the Company granted options to purchase 1,870,340 Common Shares or 0.7% of the Common Shares issued and outstanding as of June 30, 2019.
Option Exercises and Stock Vested in Fiscal 2019
The following table sets forth certain details with respect to each of the Named Executive Officers concerning the exercise of stock options and vesting of stock in Fiscal 2019:

	Option Awards		Stock Awards (3)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Mark J. Barrenechea	135,208	$2,801,023	65,820	$7,625,905
Madhu Ranganathan	—	$—	—	$—
Muhi Majzoub	100,000	$2,592,411	10,900	$1,263,646
Gordon A. Davies	—	$—	12,840	$1,486,870
Simon Harrison	26,504	$714,495	8,980	$346,808

(1)	“Value realized on exercise” is the excess of the market price, at date of exercise, of the shares underlying the options over the exercise price of the options.

(2)	“Value realized on vesting” is the market price of the underlying Common Shares on the vesting date.

(3)	Relates to the vesting of PSUs and RSUs under our Fiscal 2018 LTIP.

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
Amounts Payable Upon Termination or Change in Control
Pursuant to our employment agreements with our Named Executive Officers and the terms of our LTIP, each Named Executive Officer’s entitlement upon termination of employment without cause or following a change in the Named Executive Officer’s relationship with the Company, both absent a change in control event and within twelve months of a change in control event, are set forth below.
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
Quantitative Estimates of Payments upon Termination or Change in Control
Further information regarding payments to our Named Executive Officers in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each Named Executive Officer would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on June 30, 2019. Amounts (i) potentially payable under plans which are generally available to all salaried employees, such as life and disability insurance, and (ii) earned but unpaid, in both cases, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our Common Shares of $41.20 per share as reported on the

NASDAQ on June 30, 2019, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:

•	Payments in Canadian dollars included herein are converted to U.S. dollars using an exchange rate, as of June 30, 2019, of 0.756489;

•	The salary and incentive payments are calculated based on the amounts of salary, incentive and benefit payments which were payable to each Named Executive Officer as of June 30, 2019; and

•
Payments under the LTIPs are calculated as though 100% of Fiscal 2021 LTIP (granted in Fiscal 2019), Fiscal 2020 LTIP (granted in Fiscal 2018), and Fiscal 2019 LTIP (granted in Fiscal 2017) have vested with respect to a termination without cause or change in relationship following a change in control event, and as though a pro-rated amount have vested with respect to no change in control event.

Actual payments made at any future date may vary, including the amount the Named Executive Officer would have accrued under the applicable benefit or compensation plan as well as the price of our Common Shares.

Named Executive Officer		Salary ($)	Short-term Incentive Payment ($)	Gain on Vesting of LTIP and Non-LTIP RSUs ($)	Gain on Vesting of Stock Options ($)	Employee Benefits ($)		Total ($)
Mark J. Barrenechea	Termination Without Cause / Change in Relationship with no Change in Control	$1,900,000	$2,850,000	$8,128,977	$—	$45,008	(1)	$12,923,985
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,900,000	$2,850,000	$14,912,752	$21,281,081	$45,008		$40,988,841
Madhu Ranganathan	Termination Without Cause / Change in Relationship with no Change in Control	$500,000	$500,000	$310,691	$—	$3,581		$1,314,272
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,000,000	$1,000,000	$1,311,396	$1,483,855	$7,162		$4,802,413
Muhi Majzoub	Termination Without Cause / Change in Relationship with no Change in Control	$412,500	$425,000	$1,443,648	$—	$10,515		$2,291,663
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$825,000	$850,000	$2,760,812	$681,656	$21,029		$5,138,497
Gordon A. Davies	Termination Without Cause / Change in Relationship with no Change in Control	$371,310	$389,592	$1,527,956	$—	$16,208		$2,305,066
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$742,620	$779,183	$2,737,740	$722,836	$32,417		$5,014,796
Simon Harrison	Termination Without Cause / Change in Relationship with no Change in Control	$400,000	$437,500	$425,444	$—	$107,088		$1,370,032
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$800,000	$875,000	$915,052	$621,329	$214,176		$3,425,557

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

Director Compensation for Fiscal 2019
The following table sets forth summary information concerning the annual compensation received by each of the non-management directors of OpenText for the fiscal year ended June 30, 2019.

	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
P. Thomas Jenkins (3)	$—	$559,776	$—	$—	N/A	$—		$559,776
Randy Fowlie (4)	$57,500	$336,309	$—	$—	N/A	$—		$393,809
David Fraser (5)	$75,000	$253,999	$—	$—	N/A	$—		$328,999
Gail E. Hamilton (6)	$91,000	$267,520	$—	$—	N/A	$—		$358,520
Stephen J. Sadler (7)	$—	$345,754	$—	$—	N/A	$638,401	(13)	$984,155
Harmit Singh (8)	$104,083	$247,241	$—	$—	N/A	$—		$351,324
Michael Slaunwhite (9)	$3,500	$386,414	$—	$—	N/A	$—		$389,914
Katharine B. Stevenson (10)	$—	$369,904	$—	$—	N/A	$—		$369,904
Carl Jurgen Tinggren (11)	$95,000	$234,915	$—	$—	N/A	$—		$329,915
Deborah Weinstein (12)	$—	$382,796	$—	$—	N/A	$—		$382,796
Brain Jackman (14)	$—	$15,609	$—	$—	N/A	$—		$15,609

(1)
Non-management directors may elect to defer all or a portion of their retainer and/or fees in the form of Common Share equivalent units under our Directors' Deferred Share Unit Plan (DSU Plan) based on the value of the Company's shares as of the date fees would otherwise be paid. The DSU Plan, originally effective February 2, 2010, and amended and restated in October 2018, is available to any non-management director of the Company and is designed to promote greater alignment of long-term interests between directors of the Company and its shareholders. DSUs granted as compensation for directors fees vest immediately whereas the annual DSU grant vests at the Company’s next annual general meeting. No DSUs are payable by the Company until the director ceases to be a member of the Board.

(2)
The amounts set forth in this column represents the amount recognized as the aggregate grant date fair value of equity-based compensation awards, inclusive of DSU dividend equivalents, as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards. For a discussion of the assumptions used in this valuation, see note 12 “Share Capital, Option Plan and Share-based Payments” to our consolidated financial statements. In Fiscal 2019, Messrs. Jenkins, Fowlie, Fraser, Sadler, Singh, Slaunwhite and Tinggren and Mses. Hamilton, Stevenson and Weinstein received 16,559, 9,844, 7,588, 10,192, 7,398, 11,303, 7,007, 7,875, 10,859, and 11,206 DSUs, respectively.

(3)	As of June 30, 2019, Mr. Jenkins holds 107,560 DSUs. Mr. Jenkins serves as Chairman of the Board.

(4)	As of June 30, 2019, Mr. Fowlie holds 88,141 DSUs.

(5)	As of June 30, 2019, Mr. Fraser holds 7,588 DSUs.

(6)	As of June 30, 2019, Ms. Hamilton holds 69,792 DSUs.

(7)	As of June 30, 2019, Mr. Sadler holds 83,405 DSUs.

(8)	As of June 30, 2019, Mr. Singh holds 7,398 DSUs.

(9)	As of June 30, 2019, Mr. Slaunwhite holds 101,417 DSUs.

(10)	As of June 30, 2019, Ms. Stevenson holds 82,330 DSUs.

(11)	As of June 30, 2019, Mr. Tinggren holds 17,499 DSUs.

(12)	As of June 30, 2019, Ms. Weinstein holds 96,712 DSUs.

(13)
During Fiscal 2019, Mr. Sadler received $638,401 in consulting fees, paid or payable in cash, for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

(14)	Mr. Jackman retired from the board of directors effective September 5, 2019, being the date of our annual general meeting.

Directors who are salaried officers or employees receive no compensation for serving as directors. Mr. Barrenechea was the only employee director in Fiscal 2019. The material terms of our director compensation arrangements are as follows:

Description	Amount and Frequency of Payment
Annual Chairman retainer fee payable to the Chairman of the Board	$200,000 per year payable following our Annual General Meeting

Annual retainer fee payable to each non-management director	$70,000 per director payable following our Annual General Meeting

Annual Audit Committee retainer fee payable to each member of the Audit Committee	$25,000 per year payable at $6,250 at the beginning of each quarterly period.

Annual Audit Committee Chair retainer fee payable to the Chair of the Audit Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Compensation Committee retainer fee payable to each member of the Compensation Committee	$15,000 per year payable at $3,750 at the beginning of each quarterly period.

Annual Compensation Committee Chair retainer fee payable to the Chair of the Compensation Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Corporate Governance Committee retainer fee payable to each member of the Corporate Governance Committee	$8,000 per year payable at $2,000 at the beginning of each quarterly period.

Annual Corporate Governance Committee Chair retainer fee payable to the Chair of the Corporate Governance Committee	$6,000 per year payable at $1,500 at the beginning of each quarterly period.

The Board has adopted a DSU Plan which is available to any non-management director of the Company. In Fiscal 2019, certain directors elected to receive DSUs instead of a cash payment for their directors’ fees. In addition to the scheduled fee arrangements set forth in the table above, whether paid in cash or DSUs, non-management directors also receive an annual DSU grant representing the long term component of their compensation. The amount of the annual DSU grant is discretionary; however, historically, the amount of this grant has been determined and updated on a periodic basis with the assistance of the Compensation Committee and the compensation consultant and benchmarked against director compensation for comparable companies. For Fiscal 2019, the annual DSU grant was approximately $225,000 for each non-management director and approximately $295,000 for the Chairman of the Board. As newly elected members of our board, Mr. Singh and Mr. Fraser each also received a pro rata portion of the annual DSU grant to compensate for their initial month of service of approximately $18,750. DSUs granted as compensation for directors fees vest immediately whereas the annual DSU grant vests at the Company’s next annual general meeting. No DSUs are payable by the Company until the director ceases to be a member of the Board.
As with its employees, the Company believes that granting compensation to directors in the form of equity, such as DSUs, promotes a greater alignment of long-term interests between directors of the Company and the shareholders of the Company and since Fiscal 2013 the Company has taken the position that non-management directors will receive DSUs instead of stock options where granting of equity awards is appropriate. All non-management directors have exceeded the Share Ownership Guidelines applicable to them, which is three times their annual retainer. For further details of our Share Ownership Guidelines as they relate to directors, see “Share Ownership Guidelines” above.
The Company does not have a retirement policy for its directors; however, the Company does review its director performance annually as part of its governance process.
Compensation Committee Interlocks and Insider Participation
The members of our Compensation Committee consist of Mr. Slaunwhite (Chair) and Mses. Hamilton and Weinstein. None of the members of the Compensation Committee have been or are an officer or employee of the Company, or any of our subsidiaries, or had any relationship requiring disclosure herein. None of our executive officers served as a member of the compensation committee of another entity (or other committee of the board of directors performing equivalent functions, or in the absence of any such committee, the entire board of directors) one of whose executive officers served as a director of ours.
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
The following table sets forth certain information as of June 30, 2019 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of approximately 5% or more of our outstanding Common Shares, (ii) each director of our Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.
The number and percentage of shares beneficially owned as exhibited in Item 12 is based on filings made in accordance with the rules of the SEC, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting or investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of June 30, 2019. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo, Ontario, Canada, N2L 0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
Caisse de Depot et Placement du Quebec (1) 1000 Place Jean-Paul Riopelle, Montreal H2Z 2B3	15,956,800	5.91%
Jarislowsky, Fraser Ltd. (1) 1010 Sherbrooke St. West, Montreal QC H3A 2R7	15,808,651	5.86%
P. Thomas Jenkins (2)	3,204,859	1.18%
Mark J. Barrenechea (3)	1,666,571	*
Michael Slaunwhite (4)	562,874	*
Randy Fowlie (5)	292,398	*
Muhi Majzoub (6)	222,124	*
Stephen J. Sadler (7)	211,662	*
Katharine B. Stevenson (8)	128,202	*
Gordon A. Davies (9)	119,746	*
Deborah Weinstein (10)	109,969	*
Madhu Ranganathan (11)	81,615	*
Gail E. Hamilton (12)	77,049	*
Simon Harrison (13)	53,076	*
Carl Jürgen Tinggren (14)	10,756	*
David Fraser (15)	284	*
Harmit Singh (16)	94	*
All executive officers and directors as a group (17)	6,957,189	2.56%

*	Less than 1%

(1)
Information regarding the shares outstanding is based on information filed in Schedule 13G, 13F, or Schedule 13G/A with the SEC. The percentage of Common Shares outstanding is calculated using the total shares outstanding as of June 30, 2019.

(2)	Includes 3,106,139 Common Shares owned and 98,720 deferred stock units (DSUs) which are exercisable.

(3)	Includes 728,161 Common Shares owned, 744,615 options which are exercisable and 193,795 options which will become exercisable within 60 days of June 30, 2019.

(4)	Includes 468,200 Common Shares owned and 94,674 DSUs which are exercisable.

(5)	Includes 211,000 Common Shares owned and 81,398 DSUs which are exercisable.

(6)	Includes 70,595 Common Shares owned, 116,824 options which are exercisable and 34,705 options which will become exercisable within 60 days of June 30, 2019.

(7)	Includes 135,000 Common Shares owned and 76,662 DSUs which are exercisable.

(8)	Includes 52,615 Common Shares owned and 75,587 DSUs which are exercisable.

(9)	Includes 47,222 Common Shares owned, 36,264 options which are exercisable and 36,260 options which will become exercisable within 60 days of June 30, 2019.

(10)	Includes 20,000 Common Shares owned and 89,969 DSUs which are exercisable.

(11)	Includes 1,087 Common Shares owned, 73,378 options which are exercisable and 7,150 options which will become exercisable within 60 days of June 30, 2019.

(12)	Includes 14,000 Common Shares owned and 63,049 DSUs which are exercisable.

(13)	Includes 16,762 Common Shares owned, 30,226 options which are exercisable and 6,088 options which will become exercisable within 60 days of June 30, 2019.

(14)	Includes 10,756 DSUs which are exercisable.

(15)	Includes 284 DSUs which are exercisable.

(16)	Includes 94 DSUs which are exercisable.

(17)	Includes 4,892,004 Common Shares owned, 1,139,091 options which are exercisable, 334,901 options which will become exercisable within 60 days of June 30, 2019, and 591,193 DSUs which are exercisable.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth summary information relating to our various stock compensation plans as of June 30, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	7,102,753	$31.82	9,397,479
Equity compensation plans not approved by security holders :
Under deferred stock unit awards	661,842	N/A	—
Under performance stock unit awards	420,323	N/A	—
Under restricted stock unit awards	615,966	N/A	—
Total	8,800,884	N/A	9,397,479
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
The Board has determined that all directors, except Messrs. Barrenechea and Sadler, meet the independence requirements under the NASDAQ Listing Rules and qualify as “independent directors” under those Listing Rules. Mr. Barrenechea is not considered independent by virtue of being our Vice Chair, Chief Executive Officer and Chief Technology Officer. See “Transactions with Related Persons” below with respect to payments made to Mr. Sadler. Each of the members of our Compensation Committee, Audit Committee and Corporate Governance and Nominating Committee is an independent director.
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

During Fiscal 2019, Mr. Sadler received approximately CAD $0.9 million in consulting fees from OpenText (equivalent to $0.6 million USD), inclusive of CAD $0.8 million bonus fees for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Item 14.	Principal Accountant Fees and Services
The aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for Fiscal 2019 and Fiscal 2018 were:

	Year ended June 30,
(In thousands)	2019	2018
Audit fees (1)	$4,598	$4,701
Audit-related fees (2)	—	—
Tax fees (3)	108	116
All other fees (4)	40	101
Total	$4,746	$4,918

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

OpenText's Audit Committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from our independent registered public accounting firm be approved in advance by the Audit Committee or a delegate of the Audit Committee. The Audit Committee has delegated the pre-approval responsibility to the Chair of the Audit Committee. All services that KPMG LLP provided to us in Fiscal 2019 and Fiscal 2018 have been pre-approved by the Audit Committee.
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
2) Valuation and Qualifying Accounts; see note 4 "Allowance for Doubtful Accounts" and note 14 "Income Taxes" in the Notes to Consolidated Financial Statements included under Item 8, in Part II.
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

2.5	Agreement and Plan of Merger, dated as of December 5, 2014, by and among Open Text Corporation, Asteroid Acquisition Corporation and Actuate. (24)
2.6	Agreement and Plan of Merger, dated September 12, 2016, by and among Open Text Corporation, EMC Corporation, EMC International Company, and EMC (Benelux) B.V. (26)
3.1	Articles of Amalgamation of the Company. (1)
3.2	Articles of Amendment of the Company. (1)
3.3	Articles of Amendment of the Company. (1)
3.4	Articles of Amalgamation of the Company. (1)
3.5	Articles of Amalgamation of the Company, dated July 1, 2001. (2)
3.6	Articles of Amalgamation of the Company, dated July 1, 2002. (3)
3.7	Articles of Amalgamation of the Company, dated July 1, 2003. (4)
3.8	Articles of Amalgamation of the Company, dated July 1, 2004. (5)
3.9	Articles of Amalgamation of the Company, dated July 1, 2005. (6)
3.10	Articles of Continuance of the Company, dated December 29, 2005. (7)
3.11	By-Law 1 of Open Text Corporation. (39)
4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2	Form of Common Share Certificate. (1)
4.3	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 23, 2016. (19)
4.4
Registration Rights Agreement, dated as of November 4, 2013, by and among Open Text Corporation and the principal stockholders named therein, and for the benefit of the holders (as defined therein). (20)

4.5
Indenture, dated as of January 15, 2015, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon (as successor to Citibank, N.A.), as U.S. trustee, and BNY Trust Company of Canada (as successor to Citi Trust Company Canada), as Canadian trustee (including form of 5.625% Senior Notes due 2023). (27)

4.6
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

4.8
Supplemental Indenture, dated as of December 9, 2016, to the Indenture governing 5.875% Senior Notes due 2026, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee. (31)

10.1*	1998 Stock Option Plan. (8)
10.2*	Form of Indemnity Agreement between the Company and certain of its officers dated September 7, 2006. (9)
10.3*	Consulting Agreement between Steven Sadler and SJS Advisors Inc. and the Company, dated May 3, 2005. (10)
10.4*	OpenText Corporation Directors' Deferred Share Unit Plan, as amended and restated October 30, 2018 (11)
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

10.18*	Employment Agreement, dated October 13, 2014, between David Jamieson and the Company. (28)
10.19*	Amended and Restated Employee Stock Purchase Plan (29)

10.20
Repricing Amendment and Amendment No. 2 dated as of February 22, 2017 to Credit Agreement, by and among Open Text Corporation, as guarantor, Open Text GXS ULC, as borrower, the other guarantors party thereto, each of the lenders party thereto and Barclays Bank PLC, as administrative agent. (32)

10.21
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of May 5, 2017, among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, and Barclays Bank PLC, as sole administrative agent and collateral agent. (33)

10.22*
Amendment No. 3 to the Employment Agreement between Mark J. Barrenechea and the Company dated June 1, 2017 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012). (34)

10.23*	Employment Agreement, dated January 2, 2014, between George Schulze and the Company (35)
10.24
Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of September 6, 2017, among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, and Barclays Bank PLC, as sole administrative agent and collateral agent. (36)

10.25*	Employment Agreement, dated January 30, 2018, among the Company, Open Text Inc. and Madhu Ranganathan (37)
10.26
Amended and Restated Credit Agreement dated as of May 30, 2018, by and among Open Text Corporation, as borrower, the guarantors party thereto, each of the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (38)

10.27
Third Amended and Restated Credit Agreement dated as of May 30, 2018, by and among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, Barclays Bank PLC, as administrative agent, collateral agent and swing line lender and Royal Bank of Canada as documentary credit lender. (38)

10.28*	Employment Agreement, dated October 1, 2017, between Simon (Ted) Harrison and the Company (40)
18.1
Preferability letter dated February 2, 2012 from the Company's auditors, KPMG LLP, regarding a change in the Company's accounting policy relating to the income statement classification of tax related interest and penalties. (13)

21.1	List of the Company's Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL taxonomy extension schema.
101.CAL	Inline XBRL taxonomy extension calculation linkbase.
101.DEF	Inline XBRL taxonomy extension definition linkbase.
101.LAB	Inline XBRL taxonomy extension label linkbase.
101.PRE	Inline XBRL taxonomy extension presentation.
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

(2)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 27, 2005 and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on February 3, 2006 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 12, 2006 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 26, 2008 and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on January 31, 2019 and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on November 9, 2011 and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on February 2, 2012 and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 3, 2012 and incorporated herein by reference.

(15)	Filed as an exhibit to the Company's Registration Statement on Form S-8, as filed with the SEC on November 4, 2016, and incorporated herein by reference.

(16)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 1, 2012 and incorporated herein by reference.

(17)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on January 25, 2013 and incorporated herein by reference.

(18)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 1, 2013 and incorporated herein by reference.

(19)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on September 23, 2016 and incorporated herein by reference.

(20)	Filed as an Exhibit to the Company's Current Report on Form 8-K/A, as filed with the SEC on November 6, 2013 and incorporated herein by reference.

(21)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on December 20, 2013 and incorporated herein by reference.

(22)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on January 16, 2014 and incorporated herein by reference.
(23)Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on July 31, 2014 and incorporated herein by reference.

(24)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on December 5, 2014 and incorporated herein by reference.
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
(40) Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 2, 2018 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Open Text Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Open Text Corporation (the Company) as of June 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 31, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, Open Text Corporation adopted two new accounting standards, “Revenues from Contracts with Customers” and "Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory" on a modified retrospective basis through a cumulative-effect adjustment to opening retained earnings, in the year ended June 30, 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allocation of the contract’s transaction price to identified performance obligations
As discussed in Note 3 to the consolidated financial statements, the Company generally sells or licenses its software in combination with other products and services such as customer support and professional services. The accounting for contracts with multiple performance obligations (units of accounting) which include a software license requires an allocation of the contract’s transaction price to the identified performance obligations based on whether the product or service is distinct from some or all of the other products or services in the contract.
The Company generally does not sell or license its products on a standalone basis and as such is required to estimate standalone selling price (SSP) for each performance obligation within these customer contracts with the residual of the contract’s transaction price allocated to the software license performance obligation. This allocation affects the amount and timing of revenue recognized for each performance obligation. SSP for a performance obligation in a contract is an estimate of the price that would be charged for the specific product or service if it was sold separately in similar circumstances and to similar customers.
Considering the nature and volume of contracts with multiple performance obligations including a license product, we identified the evaluation of the allocation of the contract price to the identified performance obligations within these contracts as a critical audit matter because a higher degree of auditor judgment was required in evaluating the methodology and frequency used to establish SSP (observable data, or cost plus margin approach) for the non-license performance obligations of a contract. In addition there was auditor subjectivity in evaluating the assumptions that were used in determining the SSP for each non-license performance obligation. The sensitivity of reasonably possible changes to those assumptions could have a significant impact on the determination of SSP thereby impacting the contract’s transaction price allocation conclusion and the amount and timing of revenues recognized for both the license and non-license performance obligations. Typical assumptions include the basis for stratification of the underlying population for purposes of the SSP evaluation and the impact of geographic or regional specific factors, competitive positioning, internal costs, profit objectives and pricing practices for different performance obligations.
The primary procedures we performed to address the critical audit matter included the following: We tested certain internal controls over the Company’s process to (1) identify the appropriateness of the methodology used to determine SSP over identified non-license performance obligations in contracts that include software licenses (2) compile a complete listing of historical standalone transactions included in the SSP evaluation (3) stratify the complete population of historical standalone transactions based on factors such as geography and level of employee for professional services and (4) capture the relevant information for purposes of establishing a range of observable pricing for the underlying SSP evaluation.
We evaluated the appropriateness of the methodology used to determine SSP by comparing to historical analysis completed by the Company and practices observed in the industry. We evaluated whether there was management bias in the selection of the assumptions used to perform the SSP evaluation. We assessed the stratification of the population used in the SSP evaluation based on our knowledge of factors such as historical period, geography, product category and level of employee for professional services. We inspected a sample of contracts from the population to assess whether attributes such as price and employee consultant level were properly evaluated. For software license contracts with multiple performance obligations, we tested the allocation of the transaction price to each performance obligation.

Assessment of recognition of uncertain tax positions
As discussed in Note 14 to the consolidated financial statements, as of June 30, 2019 the Company has recognized uncertain tax positions including associated interest and penalties. The Company’s tax positions are subject to audit by local taxing authorities across multiple global subsidiaries and the resolution of such audits may span multiple years. Tax law is complex and often subject to varied interpretations, accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.
We identified the evaluation of uncertain tax positions as a critical audit matter because a higher degree of auditor judgment was required in evaluating the Company’s interpretation of, and compliance with tax law globally across its multiple subsidiaries. In addition, a higher degree of auditor judgment was required in evaluating the Company’s estimate of the ultimate resolution of its tax positions.
The primary procedures we performed to address this critical audit matter included the following: We tested certain internal controls over the Company’s process to assess uncertain tax positions to (1) interpret tax law and identify uncertain tax positions (2) evaluate which of the Company’s tax positions may not be sustained upon audit and (3) estimate the uncertain tax positions.

We involved domestic and international tax professionals with specialized skills and knowledge who assisted in obtaining an understanding and assessing tax filed positions, transfer pricing studies and the Company’s compliance with applicable laws and regulations. We evaluated the Company’s interpretation of tax laws by developing an independent assessment based on our understanding and interpretation of tax laws. We inspected settlement documents with applicable taxing authorities, and assessed the expiration of statutes of limitations.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants
We have served as the Company’s auditor since 2001.
Toronto, Canada
July 31, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Open Text Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Open Text Corporation’s (the Company) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2019 and related notes (collectively, the consolidated financial statements), and our report dated July 31, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Liaison Technologies, Inc. on December 17, 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019, Liaison Technology, Inc.’s internal control over financial reporting associated with total assets of $376.8 million (of which approximately $321.1 million represents goodwill and net intangible assets included within the scope of the assessment) and total revenues of $53.4 million included in the consolidated financial statements of the Company as of and for the year ended June 30, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Liaison Technologies, Inc.
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

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
July 31, 2019

OPEN TEXT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	June 30, 2019	June 30, 2018
ASSETS
Cash and cash equivalents	$941,009	$682,942
Accounts receivable trade, net of allowance for doubtful accounts of $17,011 as of June 30, 2019 and $9,741 as of June 30, 2018 (note 4)	463,785	487,956
Contract assets (note 3)	20,956	—
Income taxes recoverable (note 14)	38,340	55,623
Prepaid expenses and other current assets	97,238	101,059
Total current assets	1,561,328	1,327,580
Property and equipment (note 5)	249,453	264,205
Long-term contract assets (note 3)	15,386	—
Goodwill (note 6)	3,769,908	3,580,129
Acquired intangible assets (note 7)	1,146,504	1,296,637
Deferred tax assets (note 14)	1,004,450	1,122,729
Other assets (note 8)	148,977	111,267
Deferred charges	—	38,000
Long-term income taxes recoverable (note 14)	37,969	24,482
Total assets	$7,933,975	$7,765,029
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$329,903	$302,154
Current portion of long-term debt (note 10)	10,000	10,000
Deferred revenues	641,656	644,211
Income taxes payable (note 14)	33,158	38,234
Total current liabilities	1,014,717	994,599
Long-term liabilities:
Accrued liabilities (note 9)	49,441	52,827
Deferred credits	—	2,727
Pension liability (note 11)	75,239	65,719
Long-term debt (note 10)	2,604,878	2,610,523
Deferred revenues	46,974	69,197
Long-term income taxes payable (note 14)	202,184	172,241
Deferred tax liabilities (note 14)	55,872	79,938
Total long-term liabilities	3,034,588	3,053,172
Shareholders’ equity:
Share capital and additional paid-in capital (note 12)
269,834,442 and 267,651,084 Common Shares issued and outstanding at June 30, 2019 and June 30, 2018, respectively; authorized Common Shares: unlimited	1,774,214	1,707,073
Accumulated other comprehensive income	24,124	33,645
Retained earnings	2,113,883	1,994,235
Treasury stock, at cost (802,871 shares at June 30, 2019 and 690,336 shares at June 30, 2018, respectively)	(28,766)	(18,732)
Total OpenText shareholders' equity	3,883,455	3,716,221
Non-controlling interests	1,215	1,037
Total shareholders’ equity	3,884,670	3,717,258
Total liabilities and shareholders’ equity	$7,933,975	$7,765,029
Guarantees and contingencies (note 13)
Related party transactions (note 22)
Subsequent event (note 23)
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

	Year Ended June 30,
	2019	2018	2017
Revenues:
License	$428,092	$437,512	$369,144
Cloud services and subscriptions	907,812	828,968	705,495
Customer support	1,247,915	1,232,504	981,102
Professional service and other	284,936	316,257	235,316
Total revenues	2,868,755	2,815,241	2,291,057
Cost of revenues:
License	14,347	13,693	13,632
Cloud services and subscriptions	383,993	364,160	299,850
Customer support	124,343	133,889	122,565
Professional service and other	224,635	253,389	194,954
Amortization of acquired technology-based intangible assets (note 7)	183,385	185,868	130,556
Total cost of revenues	930,703	950,999	761,557
Gross profit	1,938,052	1,864,242	1,529,500
Operating expenses:
Research and development	321,836	322,909	281,215
Sales and marketing	518,035	529,141	444,454
General and administrative	207,909	205,227	170,353
Depreciation	97,716	86,943	64,318
Amortization of acquired customer-based intangible assets (note 7)	189,827	184,118	150,842
Special charges (recoveries) (note 17)	35,719	29,211	63,618
Total operating expenses	1,371,042	1,357,549	1,174,800
Income from operations	567,010	506,693	354,700
Other income (expense), net	10,156	17,973	15,743
Interest and other related expense, net	(136,592)	(138,540)	(120,892)
Income before income taxes	440,574	386,126	249,551
Provision for (recovery of) income taxes (note 14)	154,937	143,826	(776,364)
Net income for the period	$285,637	$242,300	$1,025,915
Net (income) loss attributable to non-controlling interests	(136)	(76)	(256)
Net income attributable to OpenText	$285,501	$242,224	$1,025,659
Earnings per share—basic attributable to OpenText (note 21)	$1.06	$0.91	$4.04
Earnings per share—diluted attributable to OpenText (note 21)	$1.06	$0.91	$4.01
Weighted average number of Common Shares outstanding— basic (in '000's)	268,784	266,085	253,879
Weighted average number of Common Shares outstanding—diluted (in '000's)	269,908	267,492	255,805
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

	Year Ended June 30,
	2019	2018	2017
Net income for the period	$285,637	$242,300	$1,025,915
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(3,882)	(9,582)	(4,756)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of $6, ($171) and $34 for the year ended June 30, 2019, 2018 and 2017, respectively	16	(476)	95
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of $539, ($489) and $67 for the year ended June 30, 2019, 2018 and 2017, respectively	1,494	(1,357)	186
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of ($2,004), ($1,846) and $840 for the year ended June 30, 2019, 2018 and 2017, respectively	(7,421)	(3,383)	6,216
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $292, $183 and $241 for the year ended June 30, 2019, 2018 and 2017, respectively	272	260	565
Unrealized net gain (loss) on marketable securities - net of tax effect of nil for the year ended June 30, 2019, 2018 and 2017 respectively	—	—	184
Release of unrealized gain on marketable securities - net of tax effect of nil for the year ended June 30, 2019, 2018 and 2017 respectively	—	(617)	—
Total other comprehensive income (loss) net, for the period	(9,521)	(15,155)	2,490
Total comprehensive income	276,116	227,145	1,028,405
Comprehensive (income) loss attributable to non-controlling interests	(136)	(76)	(256)
Total comprehensive income attributable to OpenText	$275,980	$227,069	$1,028,149
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)

	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2016	242,810	$965,068	(1,268)	$(25,268)	$992,546	$46,310	$541	$1,979,197
Issuance of Common Shares
Under employee stock option plans	1,012	20,732	—	—	—	—	—	20,732
Under employee stock purchase plans	427	11,604	—	—	—	—	—	11,604
Under the public Equity Offering	19,811	604,223	—	—	—	—	—	604,223
Income tax effect related to public Equity offering	—	5,077	—	—	—	—	—	5,077
Equity issuance costs	—	(19,574)	—	—	—	—	—	(19,574)
Share-based compensation	—	30,507	—	—	—	—	—	30,507
Income tax effect related to share-based compensation	—	1,534	—	—	—	—	—	1,534
Purchase of treasury stock	—	—	(244)	(8,198)	—	—	—	(8,198)
Issuance of treasury stock	—	(5,946)	410	5,946	—	—	—	—
Dividends declared ($0.4770 per Common Share)	—	—	—	—	(120,581)	—	—	(120,581)
Other comprehensive income - net	—	—	—	—	—	2,490	—	2,490
Non-controlling interest	—	229	—	—	—	—	164	393
Net income for the year	—	—	—	—	1,025,659	—	256	1,025,915
Balance as of June 30, 2017	264,060	$1,613,454	(1,102)	$(27,520)	$1,897,624	$48,800	$961	$3,533,319
Issuance of Common Shares
Under employee stock option plans	2,870	54,355	—	—	—	—	—	54,355
Under employee stock purchase plans	721	20,458	—	—	—	—	—	20,458
Share-based compensation	—	27,594	—	—	—	—	—	27,594
Issuance of treasury stock	—	(8,788)	411	8,788	—	—	—	—
Dividends declared ($0.5478 per Common Share)	—	—	—	—	(145,613)	—	—	(145,613)
Other comprehensive income - net	—	—	—	—	—	(15,155)	—	(15,155)
Net income for the year	—	—	—	—	242,224	—	76	242,300
Balance as of June 30, 2018	267,651	$1,707,073	(691)	$(18,732)	$1,994,235	$33,645	$1,037	$3,717,258
Issuance of Common Shares
Under employee stock option plans	1,472	35,626	—	—	—	—	—	35,626
Under employee stock purchase plans	711	21,835	—	—	—	—	—	21,835
Share-based compensation	—	26,770	—	—	—	—	—	26,770
Purchase of treasury stock	—	—	(726)	(26,499)	—	—	—	(26,499)
Issuance of treasury stock	—	(16,465)	614	16,465	—	—	—	—
Dividends declared ($0.6300 per Common Share)	—	—	—	—	(168,859)	—	—	(168,859)
Cumulative effect of ASU 2016-16	—	—	—	—	(26,780)	—	—	(26,780)
Cumulative effect of Topic 606	—	—	—	—	29,786	—	—	29,786
Other comprehensive income - net	—	—	—	—	—	(9,521)	—	(9,521)
Non-controlling interest	—	(625)	—	—	—	—	42	(583)
Net income for the year	—	—	—	—	285,501	—	136	285,637
Balance as of June 30, 2019	269,834	$1,774,214	(803)	$(28,766)	$2,113,883	$24,124	$1,215	$3,884,670

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended June 30,
	2019	2018	2017
Cash flows from operating activities:
Net income for the period	$285,637	$242,300	$1,025,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	470,928	456,929	345,715
Share-based compensation expense	26,770	27,594	30,507
Excess tax (benefits) expense on share-based compensation expense	—	—	(1,534)
Pension expense	4,624	3,738	3,893
Amortization of debt issuance costs	4,330	4,646	5,014
Amortization of deferred charges and credits	—	4,242	6,298
Loss on sale and write down of property and equipment	9,438	2,234	784
Release of unrealized gain on marketable securities to income	—	(841)	—
Deferred taxes	47,425	89,736	(871,195)
Share in net (income) loss of equity investees	(13,668)	(5,965)	(5,952)
Write off of unamortized debt issuance costs	—	155	833
Other non-cash charges	—	—	1,033
Changes in operating assets and liabilities:
Accounts receivable	75,508	(22,566)	(126,784)
Contract assets	(37,623)	—	—
Prepaid expenses and other current assets	(819)	(7,274)	(7,766)
Income taxes and deferred charges and credits	27,291	(31,323)	(1,683)
Accounts payable and accrued liabilities	(21,732)	(91,650)	53,490
Deferred revenue	(1,827)	35,629	3,484
Other assets	(4)	497	(21,699)
Net cash provided by operating activities	876,278	708,081	440,353
Cash flows from investing activities:
Additions of property and equipment	(63,837)	(105,318)	(79,592)
Proceeds from maturity of short-term investments	—	—	9,212
Purchase of Catalyst Repository Systems Inc.	(70,800)	—	—
Purchase of Liaison Technologies, Inc.	(310,644)	—	—
Purchase of Hightail, Inc., net of cash acquired	—	(20,535)	—
Purchase of Guidance Software, Inc., net of cash acquired	(2,279)	(229,275)	—
Purchase of Covisint Corporation, net of cash acquired	—	(71,279)	—
Purchase of ECD Business	—	—	(1,622,394)
Purchase of HP Inc. CCM Business	—	—	(315,000)
Purchase of Recommind, Inc.	—	—	(170,107)
Purchase consideration for acquisitions completed prior to Fiscal 2017	—	—	(7,146)
Other investing activities	(16,966)	(18,034)	(5,937)
Net cash used in investing activities	(464,526)	(444,441)	(2,190,964)
Cash flows from financing activities:
Excess tax benefits (expense) on share-based compensation expense	—	—	1,534
Proceeds from long-term debt and Revolver	—	1,200,000	481,875
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	57,889	75,935	35,593
Proceeds from issuance of Common Shares under the public Equity Offering	—	—	604,223
Repayment of long-term debt and Revolver	(10,000)	(1,149,620)	(57,880)
Debt issuance costs	(322)	(4,375)	(7,240)
Equity issuance costs	—	—	(19,574)
Purchase of Treasury Stock	(26,499)	—	(8,198)
Purchase of non-controlling interests	(583)	—	(208)
Payments of dividends to shareholders	(168,859)	(145,613)	(120,581)
Net cash provided by (used in) financing activities	(148,374)	(23,673)	909,544
Foreign exchange gain (loss) on cash held in foreign currencies	(3,826)	(2,186)	1,767
Increase (decrease) in cash, cash equivalents and restricted cash during the period	259,552	237,781	(839,300)
Cash, cash equivalents and restricted cash at beginning of the period	683,991	446,210	1,285,510
Cash, cash equivalents and restricted cash at end of the period	$943,543	$683,991	$446,210

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

Reconciliation of cash, cash equivalents and restricted cash:	June 30, 2019	June 30, 2018	June 30, 2017
Cash and cash equivalents	$941,009	$682,942	$443,357
Restricted cash included in Other assets	2,534	1,049	2,853
Total cash, cash equivalents and restricted cash	$943,543	$683,991	$446,210
Supplemental cash flow disclosures (note 20)
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended June 30, 2019
(Tabular amounts in thousands of U.S. dollars, except share and per share data)

NOTE 1—BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa) and EC1 Pte. Ltd. (GXS Singapore), which as of June 30, 2019, were 70% and 81% owned, respectively, by OpenText. All inter-company balances and transactions have been eliminated.
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
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, key estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) accounting for income taxes, (iii) testing of goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) the realization of investment tax credits, (x) the valuation of stock options granted and obligations related to share-based payments, including the valuation of our long-term incentive plans, and (xi) the valuation of pension obligations.
Impact of Recently Adopted Accounting Pronouncements
Revenue Recognition
Effective July 1, 2018, we adopted Accounting Standards Codification (ASC) Topic 606 "Revenue from Contracts with Customers" (Topic 606) using the cumulative effect approach. We applied the accounting standard to contracts that were not completed as of the date of the initial adoption. Results for reporting periods commencing on July 1, 2018 are presented under the new revenue standard, while prior period results continue to be reported under the previous revenue standard. As a result of this adoption, we recorded a net increase of approximately $30 million to retained earnings as of July 1, 2018 on the Consolidated Balance Sheets, with the following corresponding impacts:

•	A decrease to deferred revenues of approximately $31 million;

•	A decrease to other assets of approximately $22 million in connection with deferred implementation costs;

•	An increase to other assets of approximately $14 million in connection with the capitalization of sales commission costs;

•	An increase in contract assets of approximately $18 million representing future billings in excess of revenues; and

•	An increase in net deferred tax liabilities of approximately $11 million.

Please refer to Note 3 "Revenues" for additional information relating to Topic 606, including our updated revenue recognition policies.
Additionally, certain prior period balances have been reclassified within other assets on the Consolidated Balance Sheets, to conform to the current period presentation as a result of this adoption. Please refer to Note 8 "Other Assets" for details.
Income Taxes
Effective July 1, 2018, we adopted Accounting Standards Update (ASU) No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" (ASU 2016-16) which requires entities to recognize the income tax consequence of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. We adopted ASU 2016-16 on a modified retrospective basis through a cumulative-effect adjustment to opening retained earnings. Results for reporting periods effective as of July 1, 2018 are presented under the new standard, while prior period results continue to be reported under the previous standard. As a result of this adoption, we recorded a net decrease of approximately $27 million to retained earnings as of July 1, 2018 on the Consolidated Balance Sheets, with the following corresponding impacts:

•	A decrease to deferred charges of approximately $38 million;

•	An increase to deferred tax assets of approximately $8 million; and

•	A decrease to deferred credits of approximately $3 million.
There was no impact to the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows as a result of this adoption.
Restricted Cash
Effective July 1, 2018, we adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (ASU 2016-18), which requires amounts described as restricted cash and cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts in the statement of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, certain prior period comparative figures in the Consolidated Statements of Cash Flows have been adjusted to conform to current period presentation as follows:

	Year Ended June 30, 2018			Year Ended June 30, 2017
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted

Net cash provided by operating activities	$709,885	$(1,804)	$708,081	$439,253	$1,100	$440,353

Cash, cash equivalents and restricted cash at beginning of period	443,357	2,853	446,210	1,283,757	1,753	1,285,510
Increase (decrease) in cash, cash equivalents and restricted cash during the period	239,585	(1,804)	237,781	(840,400)	1,100	(839,300)
Cash, cash equivalents and restricted cash at end of period	$682,942	$1,049	$683,991	$443,357	$2,853	$446,210

There was no impact to the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Shareholders' Equity or Consolidated Statements of Comprehensive Income as a result of this adoption.
Pension Expense
Effective July 1, 2018, we adopted ASU No. 2017-07, “Retirement Benefits - Presentation of Net Period Pension Costs (Topic 715)” (ASU 2017-07), which provides guidance on the capitalization, presentation and disclosure of net benefit costs related to postretirement benefit plans. Upon adoption, only service-related net periodic pension costs will be recorded within operating expense. All other non-service related net periodic pension costs will be classified under "Interest and other related expense" on our Condensed Consolidated Statements of Income. We adopted ASU 2017-07 on a retrospective basis. As a result, certain prior period comparative figures in the Consolidated Statements of Income have been adjusted to conform to current period presentation as follows:

	Year Ended June 30, 2018			Year Ended June 30, 2017
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Cost of revenues - Cloud services	$364,091	$69	$364,160	$300,255	$(405)	$299,850
Cost of revenues - Customer Support	$134,089	$(200)	$133,889	$122,753	$(188)	$122,565
Cost of revenues - Professional service and other	$253,670	$(281)	$253,389	$195,195	$(241)	$194,954
Total cost of revenues	$951,411	$(412)	$950,999	$762,391	$(834)	$761,557
Gross profit	$1,863,830	$412	$1,864,242	$1,528,666	$834	$1,529,500
Research and Development	$323,461	$(552)	$322,909	$281,680	$(465)	$281,215
Sales and Marketing	$529,381	$(240)	$529,141	$444,838	$(384)	$444,454
General and administrative	$205,313	$(86)	$205,227	$170,438	$(85)	$170,353
Total operating expense	$1,358,427	$(878)	$1,357,549	$1,175,734	$(934)	$1,174,800
Income from operations	$505,403	$1,290	$506,693	$352,932	$1,768	$354,700
Interest and other related expense, net	$(137,250)	$(1,290)	$(138,540)	$(119,124)	$(1,768)	$(120,892)

There was no change to net income or net earnings per share in any of the periods presented as a result of this adoption. Additionally, there was no impact to the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareholders' Equity or Consolidated Statements of Cash Flows as a result of this adoption.
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
Accounts Receivable and Allowance for doubtful accounts
From time to time, we may sell certain accounts receivable to a financial institution on a non-recourse basis for cash, less a discount. Proceeds from the sale of receivables approximate their discounted book value are included in operating cash flows on the Consolidated Statement of Cash Flows.
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. We evaluate the creditworthiness of our customers prior to order fulfillment and based on these evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers' payment history and current creditworthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, our historical collection experience and current economic expectations. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2019 and 2018.
Property and equipment
Property and equipment are stated at the lower of cost or net realizable value, and shown net of depreciation which is computed on a straight-line basis over the estimated useful lives of the related assets. Gains and losses on asset disposals are taken into income in the year of disposition. Fully depreciated property and equipment are retired from the consolidated balance sheet when they are no longer in use. We did not recognize any significant property and equipment impairment charges in Fiscal 2019, Fiscal 2018, or Fiscal 2017. The following represents the estimated useful lives of property and equipment as of June 30, 2019:

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
As of June 30, 2019 and 2018 our capitalized software development costs were $95.7 million and $81.1 million, respectively. Our additions, relating to capitalized software development costs, incurred during Fiscal 2019 and Fiscal 2018 were $14.3 million and $14.6 million, respectively.
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
We have not recorded any significant impairment charges for long-lived assets during Fiscal 2019, Fiscal 2018 and Fiscal 2017.
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
Our annual impairment analysis of goodwill was performed as of April 1, 2019. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2019 (no impairments were recorded for Fiscal 2018 and Fiscal 2017).
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
Revenue recognition
In accordance with Topic 606, we account for a customer contract when we obtain written approval, the contract is committed, the rights of the parties, including the payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Revenue is recognized when, or as, control of a promised product or service is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for our products and services (at its transaction price). Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based on readily available information, which may include historical, current and forecasted information, taking into consideration the type of customer, the type of transaction and specific facts and circumstances of each arrangement. We report revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue producing transactions. Refer to note 3 "Revenues" for our full revenue recognition policy.
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
Foreign currency
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the previous month of the transaction. The effect of foreign currency translation adjustments not affecting net income are included in Shareholders' equity under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income”. Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item “Other income (expense), net” for Fiscal 2019, Fiscal 2018 and Fiscal 2017 were $(4.3) million, $4.8 million and $3.1 million, respectively.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this filing on Form 10-K for the year ended June 30, 2019, we do not believe that the outcomes of any of these matters not already disclosed, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized (see note 13 "Guarantees and Contingencies" for more details).
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
Accounting Pronouncements Adopted in Fiscal 2019
During Fiscal 2019, we adopted the following ASU's, in addition to those discussed in note 1 "Basis of Presentation". These ASU's did not have a material impact to our reported financial position, results of operations or cash flows:

•
ASU 2016-15 "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments". When classifying distributions received from equity method investees, the Company uses the cumulative earnings approach.

•	ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business"

•	ASU 2018-05 "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118"

Accounting Pronouncements Not Yet Adopted
Retirement Benefits
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-14 “Compensation-Retirement Benefits-Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (ASU 2018-14), which modifies the disclosure requirements for defined benefit pension plans and other post retirement plans. ASU 2018-14 is effective for us in the first quarter of our fiscal year ending June 30, 2021. We are currently evaluating the impact of our pending adoption of ASU 2018-14 on our consolidated financial statements.
Implementation Costs in a Cloud Computing Arrangement
In August 2018, the FASB issued ASU No. 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (ASU 2018-15). ASU 2018-15 clarifies the accounting treatment for implementation costs incurred as a customer in cloud computing arrangements. We will adopt ASU 2018-15 in the first quarter of our fiscal year ending June 30, 2020. We do not expect the adoption of ASU 2018-15 will have a material impact to our consolidated financial statements.
Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward looking information to calculate credit loss estimates. Topic 326 is effective for us in our first quarter of our fiscal year ending June 30, 2021 with earlier adoption permitted beginning in the first quarter of our fiscal year ending June 30, 2020. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. We are currently evaluating Topic 326, including its potential impact to our process and controls. We believe the effect on our consolidated financial statements will largely depend on the composition and credit quality of our financial assets and the economic conditions at the time of adoption.
Leases
In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” and issued subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 supersedes the guidance in former ASC Topic 840 “Leases”. Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use (ROU) assets. For OpenText, the most significant change will result in the recognition of lease assets for the right to use the underlying asset and lease liabilities for the obligation to make lease payments by lessees, for those leases classified as operating leases under current guidance. Upon adoption, we expect to recognize ROU assets ranging from approximately $218 million to $228 million and lease liabilities ranging from approximately $255 million to $265 million. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows related to leases. We will adopt Topic 842 in the first quarter of our fiscal year ending June 30, 2020 using the modified retrospective transition and by applying the new standard to all leases existing at the date of initial adoption and not restating comparative periods, as allowed for under Topic 842. Upon adoption, we will also elect the transition provisions of permitted practical expedients, which among other things, allows the carryforward of the historical lease classification. Furthermore, upon adoption, we will make an accounting policy election that will keep leases with an initial term of 12 months or less off our Consolidated Balance Sheets and we will recognize these short-term lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.
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
Cloud services and subscriptions revenue
Cloud services and subscriptions revenue are from hosting arrangements where in connection with the licensing of software, the end user doesn’t take possession of the software, as well as from end-to-end fully outsourced business-to-business (B2B) integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis. Our cloud arrangements can be broadly categorized as "platform as a service" (PaaS), "software as a service" (SaaS), cloud subscriptions and managed services.
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
Arrangements with multiple performance obligations
Our contracts generally contain more than one of the products and services listed above. Determining whether goods and services are considered distinct performance obligations that should be accounted for separately or as a single performance obligation may require judgment, specifically when assessing whether both of the following two criteria are met:

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
If the SSP is not directly observable, then we estimate the amount using either the expected cost plus a margin or residual approach. Estimating SSP requires judgment that could impact the amount and timing of revenue recognized. SSP is a formal process whereby management considers multiple factors including, but not limited to, geographic or regional specific factors, competitive positioning, internal costs, profit objectives, and pricing practices.
Transaction Price Allocation
In bundled arrangements, where we have more than one distinct performance obligation, we must allocate the transaction price to each performance obligation based on its relative SSP. However, in certain bundled arrangements, the SSP may not always be directly observable. For instance, in bundled arrangements with license and customer support, we allocate the transaction price between the license and customer support performance obligations using the residual approach because we have determined that the SSP for licenses in these arrangements are highly variable. We use the residual approach only for our license arrangements. When the SSP is observable but contractual pricing does not fall within our established SSP range, then an adjustment is required and we will allocate the transaction price between license and customer support at a constant ratio reflecting the mid-point of the established SSP range.
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

Disaggregation of Revenue
The following table disaggregates our revenue by significant geographic area, based on the location of our end customer, and by type of performance obligation and timing of revenue recognition for the periods indicated:

Year Ended June 30, 2019
Total Revenues by Geography:
Americas (1)	$1,683,282
EMEA (2)	920,422
Asia Pacific (3)	265,051
Total Revenues	$2,868,755

Total Revenues by Type of Performance Obligation:
Recurring revenue (4)
Cloud services and subscriptions revenue	$907,812
Customer support revenue	1,247,915
Total recurring revenues	$2,155,727
License revenue (perpetual, term and subscriptions)	428,092
Professional service and other revenue	284,936
Total revenues	$2,868,755

Total Revenues by Timing of Revenue Recognition
Point in time	428,092
Over time (including professional service and other revenue)	2,440,663
Total revenues	$2,868,755
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of June 30, 2019	As of July 1, 2018
Short-term contract assets	$20,956	$5,474
Long-term contract assets	$15,386	$12,382
Short-term deferred revenue	$641,656	$618,197
Long-term deferred revenue	$46,974	$64,743

The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the year ended June 30, 2019, we reclassified $19.2 million of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the year ended June 30, 2019, there was no significant impairment loss recognized related to contract assets.

We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the year ended June 30, 2019 that was included in the deferred revenue balances at July 1, 2018 was approximately $617 million.
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
We pay commissions on the sale of new customer contracts as well as for renewals of existing contracts to the extent the renewals generate incremental revenue. Commissions paid on renewal contracts are limited to the incremental new revenue and therefore these payments are not commensurate with the commission paid on the original sale. We allocate commission costs to the performance obligations in an arrangement consistent with the allocation of the transaction price. Commissions allocated to the license performance obligation are expensed at the time the license revenue is recognized. Commissions allocated to professional service performance obligations are expensed as incurred, as these contracts are generally for one year or less and we apply a practical expedient to expense costs as incurred if the amortization period would have been one year or less. Commissions allocated to maintenance, managed services, on-going hosting arrangements or other recurring services, are capitalized and amortized consistent with the pattern of transfer to the customer of the services over the period expected to benefit from the commission payment. As commissions paid on renewals are not commensurate with the original sale, the period of benefit considers anticipated renewals. The benefit period is estimated to be approximately six years which is based on our customer contracts and the estimated life of our technology.
Expenses for incremental costs associated with obtaining a contract are recorded within sales and marketing expense in the Consolidated Statements of Income.
Our short term capitalized costs to obtain a contract are included in "Prepaid expenses and other assets", while our long-term capitalized costs to obtain a contract are included in "Other assets" on our Consolidated Balance Sheets.
The following table summarizes the changes since July 1, 2018:

Capitalized costs to obtain a contract as of July 1, 2018	$35,151
New capitalized costs incurred	24,347
Amortization of capitalized costs	(11,003)
Adjustments on account of foreign exchange	(211)
Capitalized costs to obtain a contract as of June 30, 2019	$48,284

During the year ended June 30, 2019 there was no significant impairment loss recognized in relation to costs capitalized.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2019, approximately $1.1 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 40% over the next 12 months and the remaining balance thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.
Impact on financial statements
The following tables summarize the impacts of adopting Topic 606 on our consolidated balance sheets, statements of income and cash flows, all as compared to proforma balances illustrating if ASC Topic 605 "Revenue Recognition" (Topic 605) had still been in effect. Financial statement line items that were not impacted by the adoption of Topic 606 have been excluded from the tables below.

Consolidated Balance Sheet

	As of June 30, 2019
	As reported under Topic 606	Adjustments	Proforma as if Topic 605 was in effect
ASSETS
Contract assets	$20,956	$(20,956)	$—
Prepaid expenses and other current assets	97,238	4,428	101,666
Total current assets	1,561,328	(16,528)	1,544,800
Long-term contract assets	15,386	(15,386)	—
Deferred tax assets	1,004,450	16,631	1,021,081
Other assets	148,977	(5,614)	143,363
Total assets	$7,933,975	$(20,897)	$7,913,078
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$329,903	$(55)	$329,848
Deferred revenues	641,656	24,635	666,291
Total current liabilities	1,014,717	24,580	1,039,297
Long-term liabilities:
Deferred revenues	46,974	32,170	79,144
Deferred tax liabilities	55,872	(8,178)	47,694
Total long-term liabilities	3,034,588	23,992	3,058,580
Shareholders’ equity:
Accumulated other comprehensive income	24,124	1,260	25,384
Retained earnings	2,113,883	(70,729)	2,043,154
Total OpenText shareholders' equity	3,883,455	(69,469)	3,813,986
Non-controlling interests	1,215	—	1,215
Total shareholders’ equity	3,884,670	(69,469)	3,815,201
Total liabilities and shareholders’ equity	$7,933,975	$(20,897)	$7,913,078

Consolidated Statements of Income

	Year Ended June 30, 2019
	As reported under Topic 606	Adjustments	Proforma as if Topic 605 was in effect
Revenues:
License	$428,092	$(37,709)	$390,383
Cloud services and subscriptions	907,812	(6,361)	901,451
Customer support	1,247,915	(1,605)	1,246,310
Professional service and other	284,936	24	284,960
Total revenues	2,868,755	(45,651)	2,823,104
Cost of revenues:
Cloud services and subscriptions	383,993	(338)	383,655
Professional service and other	224,635	5	224,640
Total cost of revenues	930,703	(333)	930,370
Gross profit	1,938,052	(45,318)	1,892,734
Operating expenses:
Sales and marketing	518,035	8,945	526,980
Total operating expenses	1,371,042	8,945	1,379,987
Income from operations	567,010	(54,263)	512,747
Interest and other related expense, net	(136,592)	(801)	(137,393)
Income before income taxes	440,574	(55,064)	385,510
Provision for (recovery of) income taxes	154,937	(14,121)	140,816
Net income for the period	$285,637	$(40,943)	$244,694
The adjustment on license revenue for the year ended June 30, 2019 of $37.7 million is primarily due to new contracts entered into during Fiscal 2019 for which a timing difference of revenue recognition exists between Topic 606 and Topic 605. See above for an explanation of how license revenues are recognized under Topic 606. The Fiscal 2019 contracts pertaining to the respective adjustments are recognized up front under Topic 606, whereas such revenues would have been recognized over time under Topic 605.

Consolidated Statement of Cash Flows

	Year Ended June 30, 2019
	As reported under Topic 606	Adjustments	Proforma as if Topic 605 was in effect
Cash flows from operating activities:
Net income for the period	$285,637	$(40,943)	$244,694
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	47,425	(14,165)	33,260
Changes in operating assets and liabilities:
Accounts receivable	75,508	(18,883)	56,625
Contract assets	(37,623)	37,623	—
Prepaid expenses and other current assets	(819)	3,319	2,500
Income taxes and deferred charges and credits	27,291	101	27,392
Accounts payable and accrued liabilities	(21,732)	173	(21,559)
Deferred revenue	(1,827)	26,841	25,014
Other assets	(4)	5,934	5,930
Net cash provided by operating activities	$876,278	$—	$876,278

NOTE 4—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2016	$6,740
Bad debt expense	5,929
Write-off /adjustments	(6,350)
Balance as of June 30, 2017	6,319
Bad debt expense	9,942
Write-off /adjustments	(6,520)
Balance as of June 30, 2018	9,741
Bad debt expense	13,461
Write-off /adjustments	(6,191)
Balance as of June 30, 2019	$17,011

Included in accounts receivable are unbilled receivables in the amount of $56.1 million as of June 30, 2019 (June 30, 2018—$55.5 million).
NOTE 5—PROPERTY AND EQUIPMENT

	As of June 30, 2019
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$40,260	$(26,492)	$13,768
Office equipment	1,993	(1,576)	417
Computer hardware	258,802	(177,402)	81,400
Computer software	119,018	(87,240)	31,778
Capitalized software development costs	95,729	(56,205)	39,524
Leasehold improvements	113,510	(66,520)	46,990
Land and buildings	49,557	(13,981)	35,576
Total	$678,869	$(429,416)	$249,453

	As of June 30, 2018
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$34,647	$(21,488)	$13,159
Office equipment	1,467	(687)	780
Computer hardware	207,381	(134,906)	72,475
Computer software	97,653	(59,485)	38,168
Capitalized software development costs	81,073	(41,556)	39,517
Leasehold improvements	118,200	(55,172)	63,028
Land and buildings	47,880	(10,802)	37,078
Total	$588,301	$(324,096)	$264,205

NOTE 6—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2017:

Balance as at June 30, 2017	$3,416,749
Acquisition of Hightail (note 18)	7,293
Acquisition of Guidance (note 18)	129,800
Acquisition of Covisint (note 18)	26,905
Adjustments relating to acquisitions prior to Fiscal 2018 that had open measurement periods (note 18)	(1,458)
Adjustments on account of foreign exchange	840
Balance as of June 30, 2018	3,580,129
Acquisition of Catalyst Repository Systems Inc. (note 18)	30,973
Acquisition of Liaison Technologies, Inc. (note 18)	163,592
Adjustments on account of foreign exchange	(4,786)
Balance as of June 30, 2019	$3,769,908

NOTE 7—ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2019
	Cost	Accumulated Amortization	Net
Technology assets	$835,498	$(349,259)	$486,239
Customer assets	1,397,937	(737,672)	660,265
Total	$2,233,435	$(1,086,931)	$1,146,504

	As of June 30, 2018
	Cost	Accumulated Amortization	Net
Technology assets	$985,226	$(439,774)	$545,452
Customer assets	1,348,510	(597,325)	751,185
Total	$2,333,736	$(1,037,099)	$1,296,637

Where applicable, the above balances as of June 30, 2019 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the year ended June 30, 2019. The impact of this resulted in a reduction of $49.5 million related to Customer assets and $273.9 million related to Technology assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2020	$322,009
2021	230,648
2022	211,093
2023	144,128
2024	95,876
2025 and beyond	142,750
Total	$1,146,504

NOTE 8—OTHER ASSETS

	As of June 30, 2019	As of June 30, 2018
Deposits and restricted cash	$13,671	$9,479
Deferred implementation costs	—	13,740
Capitalized costs to obtain a contract	35,593	13,027
Investments	67,002	49,635
Long-term prepaid expenses and other long-term assets	32,711	25,386
Total	$148,977	$111,267

Deposits and restricted cash primarily relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of certain contractual-based agreements.
Deferred implementation costs relate to direct and relevant costs on implementation of long-term contracts, to the extent such costs can be recovered through guaranteed contract revenues. As a result of the adoption of Topic 606, deferred implementation costs are no longer capitalized, but rather expensed as incurred as these costs do not relate to future performance obligations. Accordingly, these costs were adjusted through opening retained earnings as of July 1, 2018 (see note 3 "Revenues").
Capitalized costs to obtain a contract relate to incremental costs of obtaining a contract, such as sales commissions, which are eligible for capitalization on contracts to the extent that such costs are expected to be recovered (see note 3 "Revenues").
Investments relate to certain non-marketable equity securities in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments is recorded as a component of other income (expense), net in our Consolidated Statements of Income. During the year ended June 30, 2019, our share of income (loss) from these investments was $13.7 million (year ended June 30, 2018 and 2017 — $6.0 million and $6.0 million, respectively).
Long-term prepaid expenses and other long-term assets includes advance payments on long-term licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2019	As of June 30, 2018
Accounts payable—trade	$46,323	$41,722
Accrued salaries and commissions	131,430	118,024
Accrued liabilities	117,551	108,903
Accrued interest on Senior Notes	24,786	24,786
Amounts payable in respect of restructuring and other Special charges	8,153	5,622
Asset retirement obligations	1,660	3,097
Total	$329,903	$302,154

Long-term accrued liabilities

	As of June 30, 2019	As of June 30, 2018
Amounts payable in respect of restructuring and other Special charges	$4,804	$4,362
Other accrued liabilities*	30,338	35,874
Asset retirement obligations	14,299	12,591
Total	$49,441	$52,827

* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.

Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of June 30, 2019, the present value of this obligation was $16.0 million (June 30, 2018—$15.7 million), with an undiscounted value of $17.6 million (June 30, 2018—$17.7 million).
NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of June 30, 2019	As of June 30, 2018
Total debt
Senior Notes 2026	$850,000	$850,000
Senior Notes 2023	800,000	800,000
Term Loan B	987,500	997,500
Total principal payments due	2,637,500	2,647,500

Premium on Senior Notes 2026	5,405	6,018
Debt issuance costs	(28,027)	(32,995)
Total amount outstanding	2,614,878	2,620,523

Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Total current portion of long-term debt	10,000	10,000

Non-current portion of long-term debt	$2,604,878	$2,610,523

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
For the year ended June 30, 2019, we recorded interest expense of $49.9 million relating to Senior Notes 2026 (year ended June 30, 2018 and 2017—$49.9 million and $43.1 million, respectively).
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

For the year ended June 30, 2019, we recorded interest expense of $45.0 million relating to Senior Notes 2023 (year ended June 30, 2018 and 2017—$45.0 million, respectively).
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
Term Loan B has a seven year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of June 30, 2019, the outstanding balance on the Term Loan B bears an interest rate of approximately 4.19%.
For the year ended June 30, 2019, we recorded interest expense of $41.1 million, respectively, relating to Term Loan B (year ended June 30, 2018 and 2017—$27.9 million and $24.8 million, respectively).
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
As of June 30, 2019, we have no outstanding balance on the Revolver. There was no activity during the year ended June 30, 2019 and we recorded no interest expense.
During the year ended June 30, 2018, we drew down $200 million from the Revolver, partially to finance acquisitions (year ended June 30, 2017—$225 million). Additionally, during the year ended June 30, 2018, we repaid $375 million and recorded interest expense of $9.0 million relating to amounts drawn on the Revolver (year ended June 30, 2017—$50 million and $2.6 million, respectively).
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
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP) and other plans as of June 30, 2019 and June 30, 2018:

	As of June 30, 2019
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$35,836	$675	$35,161
GXS GER defined benefit plan	26,739	1,012	25,727
GXS PHP defined benefit plan	6,904	124	6,780
Other plans	8,052	481	7,571
Total	$77,531	$2,292	$75,239

	As of June 30, 2018
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$32,651	$655	$31,996
GXS GER defined benefit plan	25,382	1,027	24,355
GXS PHP defined benefit plan	3,853	138	3,715
Other plans	6,095	442	5,653
Total	$67,981	$2,262	$65,719

* The current portion of the benefit obligation has been included within "Accrued salaries and commissions", all within "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets (see note 9 "Accounts Payable and Accrued Liabilities").
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of June 30, 2019, there is approximately $0.9 million in accumulated other comprehensive income related to the CDT plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
GXS GER Plan
As part of our acquisition of GXS Group, Inc. (GXS) in Fiscal 2014, we assumed an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of June 30, 2019, there is approximately $0.3 million in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of approximately $0.03 million as of June 30, 2019, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of June 30, 2019, there is approximately $0.3 million in accumulated other comprehensive income related to the GXS PHP plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.

The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of June 30, 2019				As of June 30, 2018
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of period	$32,651	$25,382	$3,853	$61,886	$28,881	$23,730	$4,495	$57,106
Service cost	550	566	771	1,887	501	472	832	1,805
Interest cost	642	489	300	1,431	607	489	241	1,337
Benefits paid	(626)	(996)	(140)	(1,762)	(580)	(974)	(141)	(1,695)
Actuarial (gain) loss	3,365	1,872	1,957	7,194	2,442	997	(1,313)	2,126
Foreign exchange (gain) loss	(746)	(574)	163	(1,157)	800	668	(261)	1,207
Benefit obligation—end of period	35,836	26,739	6,904	69,479	32,651	25,382	3,853	61,886
Less: Current portion	(675)	(1,012)	(124)	(1,811)	(655)	(1,027)	(138)	(1,820)
Non-current portion of benefit obligation	$35,161	$25,727	$6,780	$67,668	$31,996	$24,355	$3,715	$60,066

The following are details of net pension expense relating to the following pension plans:

	Year Ended June 30,
	2019				2018
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$550	$566	$771	$1,887	$501	$472	$832	$1,805
Interest cost	642	489	300	1,431	607	489	241	1,337
Amortization of actuarial (gains) and losses	696	130	(562)	264	541	72	(241)	372
Net pension expense	$1,888	$1,185	$509	$3,582	$1,649	$1,033	$832	$3,514

In determining the fair value of the pension plan benefit obligations as of June 30, 2019 and June 30, 2018, respectively, we used the following weighted-average key assumptions:

	As of June 30, 2019			As of June 30, 2018
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.50%	2.50%	6.50%	3.50%	3.50%	6.50%
Pension increases	2.00%	2.00%	N/A	2.00%	2.00%	N/A
Discount rate	1.32%	1.32%	5.00%	2.00%	2.00%	7.25%
Normal retirement age	65-67	65-67	60	65-67	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	12.19%	—%	—%	12.19%
to age 25	—%	—%	16.58%	—%	—%	16.58%
to age 30	1.00%	—%	13.97%	1.00%	—%	13.97%
to age 35	0.50%	—%	10.77%	0.50%	—%	10.77%
to age 40	—%	—%	7.39%	—%	—%	7.39%
to age 45	0.50%	—%	3.28%	0.50%	—%	3.28%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%

Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2020	$675	$1,012	$161
2021	758	1,011	153
2022	832	1,044	352
2023	933	1,043	208
2024	1,041	1,050	272
2025 to 2028	6,009	5,308	2,389
Total	$10,248	$10,468	$3,535

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
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the year ended June 30, 2019, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.6300 per Common Share in the aggregate amount of $168.9 million, which we paid during the same period.
For the year ended June 30, 2018, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.5478 per Common Share in the aggregate amount of $145.6 million.
For the year ended June 30, 2017, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.4770 per Common Share in the aggregate amount of $120.6 million.
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
During the year ended June 30, 2019, we repurchased 726,059 of our Common Shares in the open market, at a cost of approximately $26.5 million for potential reissuance under our LTIP or other plans (year ended June 30, 2018 and 2017—nil and 244,240, respectively, at a cost of nil and $8.2 million, respectively). See below for more details on our various plans.
Reissuance
During the year ended June 30, 2019, we reissued and 613,524 Common Shares from treasury stock (year ended June 30, 2018 and 2017—411,276 and 409,922 Common Shares, respectively), in connection with the settlement of awards.

Option Plans
A summary of stock options outstanding under our 2004 stock option plan is set forth below. All numbers shown in the chart below have been adjusted, where applicable, to account for the two-for-one stock splits that occurred on October 22, 2003, February 18, 2014 and January 24, 2017.

2004 Stock Option Plan
Date of inception	Oct-04
Eligibility	Eligible employees, as determined by the Board of Directors
Options granted to date	32,398,418
Options exercised to date	(17,663,048)
Options cancelled to date	(7,632,617)
Options outstanding	7,102,753
Termination grace periods	Immediately “for cause”; 90 days for any other reason; 180 days due to death
Vesting schedule	25% per year, unless otherwise specified
Exercise price range	$13.19 - $40.20
Expiration dates	11/2/2019 to 5/7/2026

The following table summarizes information regarding stock options outstanding at June 30, 2019:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of options Outstanding as of June 30, 2019	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of options Exercisable as of June 30, 2019	Weighted Average Exercise Price
$13.19	-	$24.78	516,429	2.72	$21.81	354,551	$21.33
24.79	-	26.53	562,200	1.76	25.18	562,200	25.18
26.54	-	27.46	1,230,000	1.39	27.09	330,000	27.09
27.47	-	30.06	768,566	3.52	28.96	466,254	28.61
30.07	-	32.75	680,000	3.73	32.36	27,500	30.37
32.76	-	34.48	760,620	5.11	33.79	224,875	33.66
34.49	-	35.61	849,118	5.51	34.61	204,372	34.61
35.62	-	38.26	380,000	6.54	37.19	6,250	36.50
38.27	-	39.51	730,820	6.10	39.27	—	—
39.52	-	40.20	625,000	6.85	40.10	—	—
$13.19	-	$40.20	7,102,753	4.10	$31.82	2,176,002	$27.44

Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Year Ended June 30,
	2019	2018	2017
Stock options	$10,232	$9,828	$12,196
Performance Share Units (issued under LTIP)	3,461	3,553	3,624
Restricted Share Units (issued under LTIP)	5,917	6,602	6,452
Restricted Share Units (other)	175	936	2,804
Deferred Share Units (directors)	3,133	2,921	2,849
Employee Share Purchase Plan	3,852	3,754	2,582
Total share-based compensation expense	$26,770	$27,594	$30,507

Summary of Outstanding Stock Options
As of June 30, 2019, an aggregate of 7,102,753 options to purchase Common Shares were outstanding and an additional 9,397,479 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the year ended June 30, 2019 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2018	7,078,435	$28.41
Granted	1,870,340	38.81
Exercised	(1,472,031)	24.20
Forfeited or expired	(373,991)	32.33
Outstanding at June 30, 2019	7,102,753	$31.82	4.10	$66,656
Exercisable at June 30, 2019	2,176,002	$27.44	3.03	$29,950

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2017	8,977,830	$24.57
Granted	1,322,340	34.60
Exercised	(2,869,569)	18.94
Forfeited or expired	(352,166)	30.81
Outstanding at June 30, 2018	7,078,435	$28.41	4.43	$48,405
Exercisable at June 30, 2018	2,482,288	$24.50	3.13	$26,539
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

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Year Ended June 30,
	2019	2018	2017
Weighted–average fair value of options granted	$8.39	$7.58	$7.06
Weighted-average assumptions used:
Expected volatility	25.72%	26.95%	28.32%
Risk–free interest rate	2.57%	2.18%	1.46%
Expected dividend yield	1.54%	1.50%	1.43%
Expected life (in years)	4.44	4.38	4.51
Forfeiture rate (based on historical rates)	6%	6%	5%
Average exercise share price	$38.81	$34.60	$31.75
Derived service period (in years)*	N/A	N/A	1.79

*Options valued using Monte Carlo Valuation Method

As of June 30, 2019, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $24.1 million, which will be recognized over a weighted-average period of approximately 3.0 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the year ended June 30, 2019, cash in the amount of $35.6 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the year ended June 30, 2019 from the exercise of options eligible for a tax deduction was $2.9 million.
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
As of June 30, 2019, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $13.3 million, which is expected to be recognized over a weighted average period of 1.8 years.
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
Restricted Share Units (RSUs)
During the year ended June 30, 2019, we did not grant any RSUs to employees in accordance with employment and other agreements (year ended June 30, 2018 and 2017—4,464 and 19,300 RSUs, respectively). The RSUs vest over a specified contract date, typically three years from the respective date of grants. We expect to settle the awards in stock.
During the year ended June 30, 2019, we issued 22,627 Common Shares from treasury stock, with a cost of $0.7 million in connection with the settlement of these vested RSUs (year ended June 30, 2018 and 2017—98,625 and 70,000 Common Shares, respectively, with a cost of $2.1 million and $1.5 million, respectively).
Deferred Stock Units (DSUs)
During the year ended June 30, 2019, we granted 100,271 DSUs to certain non-employee directors (year ended June 30, 2018 and 2017—87,501 and 91,680 DSUs, respectively). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
During the year ended June 30, 2019, we issued 51,794 Common Shares from treasury stock, with a cost of $2.0 million in connection with the settlement of vested DSUs (year ended June 30, 2018 and 2017—nil DSUs, respectively).
Employee Share Purchase Plan (ESPP)
Our ESPP offers employees a purchase price discount of 15%.
During the year ended June 30, 2019, 696,091 Common Shares were eligible for issuance to employees enrolled in the ESPP (year ended June 30, 2018 and 2017—729,521 and 530,170 Common Shares, respectively).
During the year ended June 30, 2019, cash in the amount of approximately $22.2 million was received from employees relating to the ESPP (year ended June 30, 2018 and 2017—$21.5 million and $14.8 million, respectively).

NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2019— June 30, 2020	July 1, 2020— June 30, 2022	July 1, 2022— June 30, 2024	July 1, 2024 and beyond
Long-term debt obligations (1)	$3,408,565	$147,059	$292,156	$1,045,567	$1,923,783
Operating lease obligations (2)	318,851	72,853	106,394	59,441	80,163
Purchase obligations	11,280	8,364	2,747	169	—
	$3,738,696	$228,276	$401,297	$1,105,177	$2,003,946

(1) Includes interest up to maturity and principal payments. Please see note 10 "Long-Term Debt" for more details.
(2) Net of $30.7 million of sublease income to be received from properties which we have subleased to third parties.
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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013 and Fiscal 2014. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2019, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013 and Fiscal 2014 to be limited to penalties and interest that may be due of approximately $25 million.
The notices of reassessment for Fiscal 2012, Fiscal 2013 and Fiscal 2014 would, as drafted, increase our taxable income by approximately $90 million to $100 million for each of those years, as well as impose a 10% penalty on the proposed adjustment to income.
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013 and Fiscal 2014 (including any penalties) are without merit. We have filed notices of objection for Fiscal 2012 and Fiscal 2013, and we are currently seeking competent authority consideration under applicable international treaties in respect of these reassessments. We intend to file the notice of objection for Fiscal 2014 shortly.
Even if we are unsuccessful in challenging the CRA's reassessments to increase our taxable income for Fiscal 2012, Fiscal 2013 and Fiscal 2014, or potential reassessments that may be proposed for subsequent years currently under audit, we have elective deductions available for those years (including carry-backs from later years) that would offset such increased amounts so that no additional cash tax would be payable, exclusive of any assessed penalties and interest, as described above.
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments. As of the date of this Annual Report on Form 10-K, we have not recorded any accruals in respect of these reassessments in our Consolidated Financial Statements. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability in respect of our international transactions, including the transfer pricing methodology applied to them. The CRA is currently auditing Fiscal 2015, Fiscal 2016 and Fiscal 2017 and have proposed to reassess Fiscal 2015 in a manner consistent with Fiscal 2012, Fiscal 2013 and Fiscal 2014. We are engaged in ongoing discussions with the CRA and continue to vigorously contest the CRA's audit positions.
GXS Brazil Matter
As previously disclosed and in connection with the intercompany charges between GXS Group, Inc. and its subsidiary, GXS Tecnologia da Informação (Brasil) Ltda., based on the historical transfer pricing studies, approximately $1.5 million accrued in relation to this matter became statute barred during the year ended June 30, 2019 and accordingly was released as a recovery under "Special charges".
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
The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended June 30,
	2019	2018	2017
Domestic income (loss)	$269,331	$238,405	$110,562
Foreign income	171,243	147,721	138,989
Income before income taxes	$440,574	$386,126	$249,551

The provision for (recovery of) income taxes consisted of the following:

	Year Ended June 30,
	2019	2018	2017
Current income taxes (recoveries):
Domestic	$7,862	$5,313	$12,238
Foreign	99,650	48,777	82,593
	107,512	54,090	94,831
Deferred income taxes (recoveries):
Domestic	52,889	61,678	(851,683)
Foreign	(5,464)	28,058	(19,512)
	47,425	89,736	(871,195)
Provision for (recovery of) income taxes	$154,937	$143,826	$(776,364)

A reconciliation of the combined Canadian federal and provincial income tax rate with our effective income tax rate is as follows:

	Year Ended June 30,
	2019	2018	2017
Expected statutory rate	26.5%	26.5%	26.5%
Expected provision for income taxes	$116,752	$102,323	$66,131
Effect of foreign tax rate differences	(1,344)	2,352	8,647
Change in valuation allowance	(5,045)	1,779	520
Amortization of deferred charges	—	4,242	6,298
Effect of permanent differences	(577)	4,332	3,673
Effect of changes in unrecognized tax benefits	31,992	5,543	14,427
Effect of withholding taxes	2,097	7,927	3,845
Difference in tax filings from provision	(250)	1,321	(7,836)
Effect of U.S. tax reform	—	19,037	—
Effect of tax credits for research and development	(13,550)	(3,875)	(2,643)
Effect of accrual for undistributed earnings	(13,112)	(1,154)	5,613
Effect of Base Erosion and Anti-Abuse Tax (BEAT)	16,030	—	—
Other Items	5,473	(1)	1,075
Impact of internal reorganization of subsidiaries	16,471	—	(876,114)
	$154,937	$143,826	$(776,364)

In Fiscal 2019, 2018 and 2017, respectively, substantially all the tax rate differential for international jurisdictions was driven by earnings in the United States.
The effective tax rate decreased to a provision of 35.2% for the year ended June 30, 2019, compared to 37.2% for the year ended June 30, 2018. The increase in tax expense of $11.1 million was primarily due to the increase in net income taxed at foreign rates of $10.7 million, an increase of $26.4 million in reserves for unrecognized tax benefits, an increase of $16.1 million arising on the introduction of BEAT in Fiscal 2019, and an increase of $16.3 million relating to the tax impact of internal reorganizations of subsidiaries, partially offset by a the reversal of accruals for undistributed United States earnings of $14.8 million, the Fiscal 2018 impact of United States tax reform of $19.0 million which did not recur in Fiscal 2019, an increase in tax credits for research and development of $9.7 million, an increase of $6.8 million in the release of valuation allowance, a decrease of $5.8 million in the impact of withholding taxes in Fiscal 2019. The remainder of the difference was due to normal course movements and non-material items.
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
As of June 30, 2019, we have approximately $242.3 million of domestic non-capital loss carryforwards. In addition, we have $387.6 million of foreign non-capital loss carryforwards of which $53.8 million have no expiry date. The remainder of the domestic and foreign losses expires between 2020 and 2039. In addition, investment tax credits of $58.6 million will expire between 2020 and 2039.

The primary components of the deferred tax assets and liabilities are as follows, for the periods indicated below:

	June 30,
	2019	2018
Deferred tax assets
Non-capital loss carryforwards	$161,119	$129,436
Capital loss carryforwards	155	417
Undeducted scientific research and development expenses	137,253	123,114
Depreciation and amortization	683,777	829,369
Restructuring costs and other reserves	17,845	17,202
Deferred revenue	53,254	62,726
Other	59,584	57,461
Total deferred tax asset	$1,112,987	$1,219,725
Valuation Allowance	$(77,328)	$(80,924)
Deferred tax liabilities
Scientific research and development tax credits	$(14,482)	$(13,342)
Other	(72,599)	(82,668)
Deferred tax liabilities	$(87,081)	$(96,010)
Net deferred tax asset	$948,578	$1,042,791
Comprised of:
Long-term assets	1,004,450	1,122,729
Long-term liabilities	(55,872)	(79,938)
	$948,578	$1,042,791

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
The aggregate changes in the balance of our gross unrecognized tax benefits (including interest and penalties) were as follows:

Unrecognized tax benefits as of July 1, 2017	$174,530
Increases on account of current year positions	6,483
Increases on account of prior year positions	17,794
Decreases due to settlements with tax authorities	—
Decreases due to lapses of statutes of limitations	(20,995)
Unrecognized tax benefits as of June 30, 2018	$177,812
Increases on account of current year positions	25,642
Increases on account of prior year positions	15,024
Decreases due to settlements with tax authorities	—
Decreases due to lapses of statutes of limitations	(9,236)
Unrecognized tax benefits as of June 30, 2019	$209,242

Included in the above tabular reconciliation are unrecognized tax benefits of $11.2 million relating to deferred tax assets in jurisdictions in which these deferred tax assets are offset with valuation allowances. The net unrecognized tax benefit excluding these deferred tax assets is approximately $198.1 million as of June 30, 2019 (June 30, 2018—$167.2 million).
We recognize interest expense and penalties related to income tax matters in income tax expense. For the year ended June 30, 2019, 2018 and 2017, we recognized the following amounts as income tax-related interest expense and penalties:

	Year Ended June 30,
	2019	2018	2017
Interest expense	$10,512	$6,233	$13,028
Penalties expense (recoveries)	945	(191)	438
Total	$11,457	$6,042	$13,466

The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of June 30, 2019	As of June 30, 2018
Interest expense accrued *	$64,530	$54,058
Penalties accrued *	$2,525	$2,438
* These balances have been included within "Long-term income taxes payable" within the Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of June 30, 2019, could decrease tax expense in the next 12 months by $17.5 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
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
As at June 30, 2019, we have recognized a provision of $17.4 million (June 30, 2018—$28.5 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. During the year ended June 30, 2019, we reversed previous accruals related to the undistributed earnings of our United States subsidiaries in the amount of $14.8 million. These earnings are now considered to be permanently reinvested in the United States, as there is no expectation of future distributions of earnings in the foreseeable future. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed the existing US tax laws, including a reduction in the federal corporate tax rate from 35% to 21%, and the transition of US international taxation from a worldwide tax system to a partially territorial tax system. As a result of the enactment of the legislation, the Company incurred a one-time tax expense of $19.0 million in the year ended June 30, 2018, primarily related to the transition tax on accumulated foreign earnings and the re-measurement of certain deferred tax assets and liabilities. During the year ended June 30, 2019, there was a reduction of $0.9 million to this amount, mainly attributable to evaluating the portion of our existing Alternative Minimum Tax (AMT) credit carryforwards expected to be refundable as a result of the repeal of corporate AMT. The portion of the tax expense attributable to the transition tax is payable over a period of up to eight years.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2019 and June 30, 2018:

	June 30, 2019				June 30, 2018
		Fair Market Measurements using:				Fair Market Measurements using:
	June 30, 2019	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2018	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Derivative financial instrument asset (note 16)	$736	N/A	$736	N/A	$—	N/A	$—	N/A
	$736	N/A	$736	N/A	$—	N/A	$—	N/A

Financial Liabilities:
Foreign currency forward contracts designated as cash flow hedges (note 16)	$—	N/A	$—	N/A	$(1,319)	N/A	$(1,319)	N/A
	$—	N/A	$—	N/A	$(1,319)	N/A	$(1,319)	N/A

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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the year ended June 30, 2019 and 2018, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended June 30, 2019 and 2018, no indications of impairment were identified and therefore no fair value measurements were required.
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of June 30, 2019, is recorded within "Prepaid expenses and other current assets”.
As of June 30, 2019, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $62.0 million (June 30, 2018—$47.1 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (see note 15 "Fair Value Measurement")

		As of June 30, 2019	As of June 30, 2018
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$736	$(1,319)

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Year Ended June 30, 2019
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$22	Operating expenses	$(2,033)	N/A	$—

Year Ended June 30, 2018
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(647)	Operating expenses	$1,846	N/A	$—

NOTE 17—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Year Ended June 30,
	2019	2018	2017
Fiscal 2019 Restructuring Plan	$28,318	$—	$—
Fiscal 2018 Restructuring Plan	515	10,154	—
Fiscal 2017 Restructuring Plan	898	7,207	33,827
Restructuring Plans prior to Fiscal 2017 Restructuring Plan	(620)	279	(340)
Acquisition-related costs	5,625	4,805	15,938
Other charges (recoveries)	983	6,766	14,193
Total	$35,719	$29,211	$63,618

Fiscal 2019 Restructuring Plan
During Fiscal 2019, we began to implement restructuring activities to streamline our operations (Fiscal 2019 Restructuring Plan), including in connection with our recent acquisitions of Catalyst and Liaison, to take further steps to improve our operational efficiency. The Fiscal 2019 Restructuring Plan charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
As of June 30, 2019, we expect total costs to be incurred in conjunction with the Fiscal 2019 Restructuring Plan to be approximately $30.0 million, of which $28.3 million has already been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges relating to this plan.

A reconciliation of the beginning and ending liability for the year ended June 30, 2019 is shown below.

Fiscal 2019 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2018	$—	$—	$—
Accruals and adjustments	12,460	15,858	28,318
Cash payments	(10,420)	(4,739)	(15,159)
Non-cash adjustments	—	(3,393)	(3,393)
Foreign exchange	(221)	(2,438)	(2,659)
Balance payable as at June 30, 2019	$1,819	$5,288	$7,107
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
A reconciliation of the beginning and ending liability for the year ended June 30, 2019 and 2018 is shown below.

Fiscal 2018 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2017	$—	$—	$—
Accruals and adjustments	8,511	1,643	10,154
Cash payments	(8,845)	(489)	(9,334)
Foreign exchange and other non-cash adjustments	892	11	903
Balance payable as at June 30, 2018	$558	$1,165	$1,723
Accruals and adjustments	(20)	535	515
Cash payments	(337)	(928)	(1,265)
Foreign exchange and other non-cash adjustments	(51)	(286)	(337)
Balance payable as at June 30, 2019	$150	$486	$636

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
Since the inception of the plan, $41.9 million has been recorded within "Special charges (recoveries)". We do not expect to incur any further significant charges relating to this plan.

A reconciliation of the beginning and ending liability for the year ended June 30, 2019 and 2018 is shown below.

Fiscal 2017 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2017	$10,045	$1,369	$11,414
Accruals and adjustments	3,432	3,775	7,207
Cash payments	(12,342)	(1,627)	(13,969)
Foreign exchange and other non-cash adjustments	455	(86)	369
Balance payable as at June 30, 2018	$1,590	$3,431	$5,021
Accruals and adjustments	(254)	1,152	898
Cash payments	(213)	(1,290)	(1,503)
Foreign exchange and other non-cash adjustments	(77)	(344)	(421)
Balance payable as at June 30, 2019	$1,046	$2,949	$3,995

Acquisition-related costs
Included within "Special charges (recoveries)" for the year ended June 30, 2019 are costs incurred directly in relation to acquisitions in the amount of $5.6 million (year ended June 30, 2018 and 2017—$4.8 million and $15.9 million, respectively).
Other charges (recoveries)
For the year ended June 30, 2019, "Other charges" include (i) $1.1 million relating to one-time system implementation costs and (ii) $1.4 million relating to miscellaneous other charges. These charges were partially offset by a recovery of $1.5 million relating to certain pre-acquisition sales and use tax liabilities becoming statute barred.
For the year ended June 30, 2018, "Other charges" primarily include (i) $6.4 million relating to the set up of a broad ERP system and other system implementation costs and (ii) $4.9 million relating to miscellaneous other charges. These charges were partially offset by (i) $2.3 million relating to certain pre-acquisition sales and use tax liabilities that were recovered outside of the acquisition's one year measurement period and (ii) $2.2 million relating to certain pre-acquisition sales and use tax liabilities becoming statute barred.
For the year ended June 30, 2017, "Other charges" primarily include (i) $11.0 million relating to the set up of a broad ERP system, (ii) a net charge of $6.5 million relating to commitment fees, (iii) $1.4 million relating to post-acquisition integration costs necessary to streamline an acquired company into our operations and (iv) $0.8 million relating to assets disposed in connection with a restructured facility. These charges were partially offset by (i) a recovery of $4.5 million relating to certain pre-acquisition sales and use tax liabilities being released upon becoming statute barred and (ii) $1.3 million relating to a recovery on certain interest on pre-acquisition liabilities becoming statute barred. The remaining amounts relate to miscellaneous other charges.
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
Acquisition-related costs for Catalyst included in "Special charges (recoveries)" in the Consolidated Financial Statements for the year ended June 30, 2019 were $1 million.
The acquisition had no significant impact on revenues or net earnings for the year ended June 30, 2019 since the date of acquisition.
Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations.
The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including tax balances. We expect to finalize this determination on or before our quarter ending December 31, 2019.
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
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of December 17, 2018, are set forth below:

Current assets	$23,006
Non-current tangible assets	5,168
Intangible customer assets	68,300
Intangible technology assets	107,000
Liabilities assumed	(56,423)
Total identifiable net assets	147,051
Goodwill	163,592
Net assets acquired	$310,643

The goodwill of approximately $163.6 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $2.2 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of $7.6 million, which represents our estimate of the fair value of the contractual obligations assumed based on a preliminary valuation. In arriving at this fair value, we reduced the acquired company’s original carrying value by an insignificant amount.

The fair value of current assets acquired includes accounts receivable with a fair value of $20.5 million. The gross amount receivable was $22.2 million, of which $1.7 million is expected to be uncollectible.
Acquisition-related costs for Liaison included in "Special charges (recoveries)" in the Consolidated Financial Statements for the year ended June 30, 2019 were $3.7 million.
The acquisition had no significant impact on revenues or net earnings for the year ended June 30, 2019 since the date of acquisition.
Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations.
The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including tax balances. We expect to finalize this determination on or before our quarter ending December 31, 2019.
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
The finalization of the purchase price allocation during the year ended June 30, 2019 did not result in any significant changes to the preliminary amounts previously disclosed.
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
The finalization of the purchase price allocation during the year ended June 30, 2019 did not result in any significant changes to the preliminary amounts previously disclosed.

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
The following table sets forth the distribution of revenues, by significant geographic area, for the periods indicated:

	Year Ended June 30,
	2019	2018	2017
Revenues:
Canada	$153,890	$149,812	$227,115
United States	1,490,863	1,425,244	1,090,049
United Kingdom	182,815	201,821	159,817
Germany	203,403	198,253	166,611
Rest of Europe	534,204	517,693	394,132
All other countries	303,580	322,418	253,333
Total revenues	$2,868,755	$2,815,241	$2,291,057

The following table sets forth the distribution of long-lived assets, representing property and equipment and intangible assets, by significant geographic area, as of the periods indicated below.

	As of June 30, 2019	As of June 30, 2018
Long-lived assets:
Canada	$799,928	$1,027,858
United States	502,844	441,940
United Kingdom	10,068	13,253
Germany	6,310	8,282
Rest of Europe	31,455	17,104
All other countries	45,352	52,405
Total	$1,395,957	$1,560,842

NOTE 20—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2019	2018	2017
Cash paid during the period for interest	$138,631	$132,799	$115,117
Cash received during the period for interest	$8,014	$1,672	$3,115
Cash paid during the period for income taxes	$80,583	$73,437	$83,086

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

	Year Ended June 30,
	2019	2018	2017
Basic earnings per share
Net income attributable to OpenText	$285,501	$242,224	$1,025,659	(1)
Basic earnings per share attributable to OpenText	$1.06	$0.91	$4.04
Diluted earnings per share
Net income attributable to OpenText	$285,501	$242,224	$1,025,659	(1)
Diluted earnings per share attributable to OpenText	$1.06	$0.91	$4.01
Weighted-average number of shares outstanding (in 000's)
Basic	268,784	266,085	253,879
Effect of dilutive securities	1,124	1,407	1,926
Diluted	269,908	267,492	255,805
Excluded as anti-dilutive(2)	2,759	2,770	1,371

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
During the year ended June 30, 2019, Mr. Stephen Sadler, a director, earned approximately $0.6 million (year ended June 30, 2018 and 2017—$0.8 million, respectively) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 23—SUBSEQUENT EVENT
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on July 31, 2019, a dividend of $0.1746 per Common Share. The record date for this dividend is August 30, 2019 and the payment date is September 20, 2019. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.

Item 16.    Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: August 1, 2019

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ADITYA MAHESHWARI
Aditya Maheshwari Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/s/ MARK J. BARRENECHEA	Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)	August 1, 2019
Mark J. Barrenechea
/S/ P. THOMAS JENKINS	Chairman of the Board	August 1, 2019
P. Thomas Jenkins
/S/ RANDY FOWLIE	Director	August 1, 2019
Randy Fowlie
/S/ DAVID FRASER	Director	August 1, 2019
David Fraser
/S/ GAIL E. HAMILTON	Director	August 1, 2019
Gail E. Hamilton
/S/ STEPHEN J. SADLER	Director	August 1, 2019
Stephen J. Sadler
/S/ HARMIT SINGH	Director	August 1, 2019
Harmit Singh
/S/ MICHAEL SLAUNWHITE	Director	August 1, 2019
Michael Slaunwhite
/S/ KATHARINE B. STEVENSON	Director	August 1, 2019
Katharine B. Stevenson
/S/ CARL JÜRGEN TINGGREN	Director	August 1, 2019
Carl Jürgen Tinggren
/S/ DEBORAH WEINSTEIN	Director	August 1, 2019
Deborah Weinstein