Form 10-Q
period 2019-09-30
OPEN TEXT CORP
filed 2019-10-31
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019.
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

At October 29, 2019, there were 270,399,250 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	September 30, 2019	June 30, 2019
ASSETS	(unaudited)
Cash and cash equivalents	$999,298	$941,009
Accounts receivable trade, net of allowance for doubtful accounts of $16,290 as of September 30, 2019 and $17,011 as of June 30, 2019 (note 4)	410,981	463,785
Contract assets (note 3)	20,204	20,956
Income taxes recoverable (note 15)	21,054	38,340
Prepaid expenses and other current assets	91,753	97,238
Total current assets	1,543,290	1,561,328
Property and equipment (note 5)	248,613	249,453
Operating lease right of use assets (note 6)	203,329	—
Long-term contract assets (note 3)	18,920	15,386
Goodwill (note 7)	3,765,898	3,769,908
Acquired intangible assets (note 8)	1,057,151	1,146,504
Deferred tax assets (note 15)	995,262	1,004,450
Other assets (note 9)	146,105	148,977
Long-term income taxes recoverable (note 15)	40,939	37,969
Total assets	$8,019,507	$7,933,975
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 10)	$260,869	$329,903
Current portion of long-term debt (note 11)	10,000	10,000
Operating lease liabilities (note 6)	60,687	—
Deferred revenues (note 3)	584,193	641,656
Income taxes payable (note 15)	36,104	33,158
Total current liabilities	951,853	1,014,717
Long-term liabilities:
Accrued liabilities (note 10)	15,384	49,441
Pension liability (note 12)	77,470	75,239
Long-term debt (note 11)	2,603,506	2,604,878
Long-term operating lease liability (note 6)	177,596	—
Deferred revenues (note 3)	41,588	46,974
Long-term income taxes payable (note 15)	191,268	202,184
Deferred tax liabilities (note 15)	52,728	55,872
Total long-term liabilities	3,159,540	3,034,588
Shareholders’ equity:
Share capital and additional paid-in capital (note 13)
270,189,544 and 269,834,442 Common Shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively; authorized Common Shares: unlimited	1,791,689	1,774,214
Accumulated other comprehensive income	15,096	24,124
Retained earnings	2,141,278	2,113,883
Treasury stock, at cost (1,102,871 shares at September 30, 2019 and 802,871 shares at June 30, 2019, respectively)	(41,190)	(28,766)
Total OpenText shareholders' equity	3,906,873	3,883,455
Non-controlling interests	1,241	1,215
Total shareholders’ equity	3,908,114	3,884,670
Total liabilities and shareholders’ equity	$8,019,507	$7,933,975
Guarantees and contingencies (note 14)
Related party transactions (note 22)
Subsequent event (note 23)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended September 30,
	2019	2018
Revenues (note 3):
License	$77,898	$76,887
Cloud services and subscriptions	237,265	208,083
Customer support	312,298	311,551
Professional service and other	69,427	70,636
Total revenues	696,888	667,157
Cost of revenues:
License	2,323	3,872
Cloud services and subscriptions	102,162	87,703
Customer support	29,387	30,465
Professional service and other	54,338	56,796
Amortization of acquired technology-based intangible assets (note 8)	40,298	47,477
Total cost of revenues	228,508	226,313
Gross profit	468,380	440,844
Operating expenses:
Research and development	81,178	77,470
Sales and marketing	128,618	120,182
General and administrative	51,535	50,924
Depreciation	20,277	23,854
Amortization of acquired customer-based intangible assets (note 8)	49,158	45,876
Special charges (recoveries) (note 18)	5,101	23,311
Total operating expenses	335,867	341,617
Income from operations	132,513	99,227
Other income (expense), net	(2,785)	1,522
Interest and other related expense, net	(32,210)	(34,531)
Income before income taxes	97,518	66,218
Provision for (recovery of) income taxes (note 15)	23,091	29,850
Net income for the period	$74,427	$36,368
Net (income) loss attributable to non-controlling interests	(26)	(44)
Net income attributable to OpenText	$74,401	$36,324
Earnings per share—basic attributable to OpenText (note 21)	$0.28	$0.14
Earnings per share—diluted attributable to OpenText (note 21)	$0.27	$0.13
Weighted average number of Common Shares outstanding—basic (in '000's)	270,013	268,028
Weighted average number of Common Shares outstanding—diluted (in '000's)	271,251	269,387
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2019	2018
Net income for the period	$74,427	$36,368
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(5,611)	(3,520)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of $(206) and $181 for the three months ended September 30, 2019 and 2018, respectively	(572)	502
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of $3 and $132 for the three months ended September 30, 2019 and 2018, respectively	8	366
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of $(1,249) and $306 for the three months ended September 30, 2019 and 2018, respectively	(3,084)	1,197
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $146 and $73 for the three months ended September 30, 2019 and 2018, respectively	231	66
Total other comprehensive income (loss) net, for the period	(9,028)	(1,389)
Total comprehensive income	65,399	34,979
Comprehensive (income) loss attributable to non-controlling interests	(26)	(44)
Total comprehensive income attributable to OpenText	$65,373	$34,935
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Three Months Ended September 30, 2019
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	269,834	$1,774,214	(803)	$(28,766)	$2,113,883	$24,124	$1,215	$3,884,670
Issuance of Common Shares
Under employee stock option plans	184	4,576	—	—	—	—	—	4,576
Under employee stock purchase plans	172	6,008	—	—	—	—	—	6,008
Share-based compensation	—	6,891	—	—	—	—	—	6,891
Purchase of treasury stock	—	—	(300)	(12,424)	—	—	—	(12,424)
Dividends declared ($0.1746 per Common Share)	—	—	—	—	(47,006)	—	—	(47,006)
Other comprehensive income - net	—	—	—	—	—	(9,028)	—	(9,028)
Net income for the quarter	—	—	—	—	74,401	—	26	74,427
Balance as of September 30, 2019	270,190	$1,791,689	(1,103)	$(41,190)	$2,141,278	$15,096	$1,241	$3,908,114

	Three Months Ended September 30, 2018
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2018	267,651	$1,707,073	(691)	$(18,732)	$1,994,235	$33,645	$1,037	$3,717,258
Adoption of ASU 2016-16 - cumulative effect	—	—	—	—	(26,780)	—	—	(26,780)
Adoption of Topic 606 - cumulative effect	—	—	—	—	29,786	—	—	29,786
Issuance of Common Shares
Under employee stock option plans	494	12,431	—	—	—	—	—	12,431
Under employee stock purchase plans	187	5,569	—	—	—	—	—	5,569
Share-based compensation	—	6,555	—	—	—	—	—	6,555
Purchase of treasury stock	—	—	(304)	(11,719)	—	—	—	(11,719)
Issuance of treasury stock	—	(70)	3	70	—	—	—	—
Dividends declared ($0.1518 per Common Share)	—	—	—	—	(40,466)	—	—	(40,466)
Other comprehensive income - net	—	—	—	—	—	(1,389)	—	(1,389)
Non-controlling interest	—	(625)	—	—	—	—	42	(583)
Net income for the quarter	—	—	—	—	36,324	—	44	36,368
Balance as of September 30, 2018	268,332	$1,730,933	(992)	$(30,381)	$1,993,099	$32,256	$1,123	$3,727,030

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income for the period	$74,427	$36,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	109,733	117,207
Share-based compensation expense	6,891	6,555
Pension expense	1,436	1,145
Amortization of debt issuance costs	1,127	1,078
Loss on sale and write down of property and equipment	—	7,789
Deferred taxes	6,244	7,769
Share in net (income) loss of equity investees	(682)	(2,372)
Changes in operating assets and liabilities:
Accounts receivable	58,431	73,875
Contract assets	(7,201)	(5,346)
Prepaid expenses and other current assets	(1,612)	9,732
Income taxes and deferred charges and credits	7,053	12,561
Accounts payable and accrued liabilities	(62,979)	(40,001)
Deferred revenue	(61,169)	(57,403)
Other assets	5,684	2,444
Operating lease assets and liabilities, net	64	—
Net cash provided by operating activities	137,447	171,401
Cash flows from investing activities:
Additions of property and equipment	(18,614)	(24,495)
Purchase of Guidance Software, Inc., net of cash acquired	—	(2,279)
Other investing activities	(2,036)	(1,004)
Net cash used in investing activities	(20,650)	(27,778)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	11,117	18,127
Repayment of long-term debt and Revolver	(2,500)	(2,500)
Debt issuance costs	—	(322)
Purchase of Treasury Stock	(12,424)	(11,719)
Purchase of non-controlling interests	—	(583)
Payments of dividends to shareholders	(47,006)	(40,466)
Net cash used in financing activities	(50,813)	(37,463)
Foreign exchange gain (loss) on cash held in foreign currencies	(7,711)	428
Increase (decrease) in cash, cash equivalents and restricted cash during the period	58,273	106,588
Cash, cash equivalents and restricted cash at beginning of the period	943,543	683,991
Cash, cash equivalents and restricted cash at end of the period	$1,001,816	$790,579

Reconciliation of cash, cash equivalents and restricted cash:	September 30, 2019	September 30, 2018
Cash and cash equivalents	$999,298	$787,919
Restricted cash included in Other assets	2,518	2,660
Total cash, cash equivalents and restricted cash	$1,001,816	$790,579
Supplemental cash flow disclosures (note 20)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2019
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa) and EC1 Pte. Ltd. (GXS Singapore), which as of September 30, 2019, were 70% and 81% owned, respectively, by OpenText. All inter-company balances and transactions have been eliminated.
Throughout this Quarterly Report on Form 10-Q: (i) the term “Fiscal 2020” means our fiscal year beginning on July 1, 2019 and ending June 30, 2020; (ii) the term “Fiscal 2019” means our fiscal year beginning on July 1, 2018 and ended June 30, 2019; (iii) the term “Fiscal 2018” means our fiscal year beginning on July 1, 2017 and ended June 30, 2018; (iv) the term “Fiscal 2017” means our fiscal year beginning on July 1, 2016 and ended June 30, 2017; and (v) the term “Fiscal 2016” means our fiscal year beginning on July 1, 2015 and ended June 30, 2016.
These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, key estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) accounting for income taxes, (iii) testing of goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) the realization of investment tax credits, (x) the valuation of stock options granted and obligations related to share-based payments, including the valuation of our long-term incentive plans, and (xi) the valuation of pension obligations.
Impact of Recently Adopted Accounting Pronouncements
Leases
Effective July 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016-02 “Leases (Topic 842)” (Topic 842) using the modified retrospective transition approach. In accordance with this adoption method, results for reporting periods as of July 1, 2019 are presented under the new standard, while prior period results continue to be reported under the previous standard. Additionally, we elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed us to (i) carry forward the historical lease classification for any expired or existing leases, (ii) not reassess whether any expired or existing contracts contain leases and (iii) not reassess any initial direct cost for existing leases. We did not elect the practical expedient of hindsight when determining the lease term of existing contracts at the effective date. As a result of this adoption, we recorded the following adjustments as of July 1, 2019 on the Consolidated Balance Sheets:

•	An increase in operating lease right of use assets of approximately $217.5 million;

•	An increase in total operating lease liabilities of approximately $253.5 million;

•	A decrease in prepaid expenses and other current assets of approximately $6.6 million in connection with lease fair value adjustments and prepaid rent;

•	A decrease in other assets of approximately $0.2 million in connection with lease fair value adjustments; and

•
A decrease in total accrued liabilities of approximately $42.8 million in connection with tenant allowances, deferred rent, lease fair value adjustments, and amounts payable in respect of restructured facilities.

The adoption of Topic 842 had no impact to the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statement of Shareholders' Equity or Condensed Consolidated Statements of Cash Flows. Please refer to Note 6, “Leases,” for additional information.
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted in Fiscal 2020
During Fiscal 2020, we have adopted the following ASUs, in addition to those discussed in note 1 "Basis of Presentation". The ASUs listed below did not have a material impact to our reported financial position, results of operations or cash flows:

•	ASU 2017-12 “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12)

•
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
NOTE 3—REVENUES
In accordance with Accounting Standards Codification (ASC) Topic 606 "Revenue from Contracts with Customers" (Topic 606), we account for a customer contract when we obtain written approval, the contract is committed, the rights of the parties, including the payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Revenue is recognized when, or as, control of a promised product or service is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for our products and services (at its transaction price). Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based on readily available information, which may include historical, current and forecasted information, taking into consideration the type of customer, the type of transaction and specific facts and circumstances of each arrangement. We report revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue producing transactions.
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

Disaggregation of Revenue
The following table disaggregates our revenue by significant geographic area, based on the location of our end customer, and by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended September 30,
	2019	2018
Total Revenues by Geography:
Americas (1)	$419,710	$389,340
EMEA (2)	210,167	214,475
Asia Pacific (3)	67,011	63,342
Total Revenues	$696,888	$667,157

	Three Months Ended September 30,
	2019	2018
Total Revenues by Type of Performance Obligation:
Recurring revenue (4)
Cloud services and subscriptions revenue	$237,265	$208,083
Customer support revenue	312,298	311,551
Total recurring revenues	$549,563	$519,634
License revenue (perpetual, term and subscriptions)	77,898	76,887
Professional service and other revenue	69,427	70,636
Total revenues	$696,888	$667,157

Total Revenues by Timing of Revenue Recognition
Point in time	77,898	76,887
Over time (including professional service and other revenue)	618,990	590,270
Total revenues	$696,888	$667,157
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of September 30, 2019	As of June 30, 2019
Short-term contract assets	$20,204	$20,956
Long-term contract assets	$18,920	$15,386
Short-term deferred revenue	$584,193	$641,656
Long-term deferred revenue	$41,588	$46,974

The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the three months ended September 30, 2019, we reclassified $4.5 million of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three months ended September 30, 2019, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the three months ended September 30, 2019 that was included in the deferred revenue balances at June 30, 2019 was approximately $304 million.
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
The following table summarizes the changes since June 30, 2019:

Capitalized costs to obtain a contract as of June 30, 2019	$48,284
New capitalized costs incurred	3,734
Amortization of capitalized costs	(3,755)
Adjustments on account of foreign exchange	(570)
Capitalized costs to obtain a contract as of September 30, 2019	$47,693

During the three months ended September 30, 2019 there was no significant impairment loss recognized in relation to costs capitalized.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2019, approximately $1.1 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 40% over the next 12 months and the remaining balance thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.
NOTE 4—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2019	17,011
Bad debt expense	1,278
Write-off /adjustments	(1,999)
Balance as of September 30, 2019	$16,290

Included in accounts receivable are unbilled receivables in the amount of $54.3 million as of September 30, 2019 (June 30, 2019—$56.1 million).

NOTE 5—PROPERTY AND EQUIPMENT

	As of September 30, 2019
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$39,954	$(26,809)	$13,145
Office equipment	1,834	(1,186)	648
Computer hardware	251,992	(165,469)	86,523
Computer software	116,132	(86,553)	29,579
Capitalized software development costs	83,700	(43,957)	39,743
Leasehold improvements	112,039	(68,293)	43,746
Land and buildings	49,547	(14,318)	35,229
Total	$655,198	$(406,585)	$248,613

	As of June 30, 2019
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$40,260	$(26,492)	$13,768
Office equipment	1,993	(1,576)	417
Computer hardware	258,802	(177,402)	81,400
Computer software	119,018	(87,240)	31,778
Capitalized software development costs	95,729	(56,205)	39,524
Leasehold improvements	113,510	(66,520)	46,990
Land and buildings	49,557	(13,981)	35,576
Total	$678,869	$(429,416)	$249,453

NOTE 6—LEASES
We enter into operating leases, both domestically and internationally, for certain facilities, automobiles, data centers and equipment for use in the ordinary course of business. The duration of the majority of these leases generally range from 1 to 10 years, some of which include options to extend for an additional 3 to 5 years after the initial term. Additionally, the land upon which our headquarters in Waterloo, Ontario Canada is located, is leased from the University of Waterloo for a period of 49 years beginning in December 2005, with an option to renew for an additional term of 49 years. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and we do not have any material finance leases.
We account for a contract as a lease when we have the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. We determine the initial classification and measurement of our right of use (ROU) assets and lease liabilities at the lease commencement date and thereafter if modified.
ROU assets represent our right to control the underlying assets under lease, and the lease liability is our obligation to make the lease payments related to the underlying assets under lease, over the contractual term. ROU assets and lease liabilities are recognized on the Consolidated Balance Sheets based on the present value of future minimum lease payments to be made over the lease term. When available, we will use the rate implicit in the lease to discount lease payments to present value. However, real estate leases generally do not provide a readily determinable implicit rate, therefore, we must estimate our incremental borrowing rate to discount the lease payments. We estimate our incremental borrowing rate based on a collateralized basis with similar terms and payments, in an economic environment where the leased asset is located.
The ROU asset equals the lease liability, adjusted for any initial direct costs, prepaid rent and lease incentives. Fixed lease costs are included in the recognition of ROU assets and lease liabilities. Variable lease costs are not included in the measurement of the lease liability. These variable lease payments are recognized in the Consolidated Statements of Income in the period in which the obligation for those payments is incurred. Consistent with previous lease accounting rules under ASC Topic 840, lease expense for minimum lease payments continue to be recognized in the Consolidated Statements of Income on a straight-line basis over the lease term.
We have not elected the practical expedient to combine lease and non-lease components in the determination of lease costs for our facility leases. For all other asset classes, we have elected the practical expedient to combine the lease and the non-lease components. The lease liability includes lease payments related to options to extend or renew the lease term only if we are reasonably certain we will exercise those options. Our leases typically do not contain any material residual value guarantees or restrictive covenants.

In certain circumstances, we sublease all or a portion of a leased facility, to various other companies through a sublease agreement.

Lease Costs and Other Information
The following illustrates the various components of operating lease costs, lease term and discount rate for the period indicated:

Three Months Ended September 30, 2019
Operating lease cost	$16,147
Short-term lease cost	98
Variable lease cost	743
Sublease income	(1,554)
Total lease cost	$15,434

Weighted-average remaining lease term	5.78 years

Weighted-average discount rate	3.31%

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payment made for variable lease cost and short-term lease are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

Three Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities:	$17,609
Right of use assets obtained in exchange for new operating lease liabilities	$4,860

Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our operating leases liabilities as of September 30, 2019:

Fiscal years ending June 30,
2020 (nine months ended)	$52,285
2021	54,855
2022	42,835
2023	31,654
2024	22,478
Thereafter	56,452
Total Lease payments	$260,559
Less: Imputed interest	(22,276)
Total	$238,283
Reported as
Current operating lease liabilities	60,687
Non-current operating lease liabilities	177,596
Total	$238,283

Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under these agreements, we expect to receive sublease income of approximately $5.5 million over the remainder of Fiscal 2020, and approximately $25.9 million thereafter.

The following table presents the future minimum lease payments under our operating leases, based on the expected due dates of the various agreements as of June 30, 2019, as previously reported in our Annual Report on Form 10-K for the year ended June 30, 2019, prior to the adoption of Topic 842:

Fiscal years ending June 30,
2020	$72,853
2021	59,451
2022	46,943
2023	33,871
2024	25,570
Thereafter	80,163
Total minimum lease payments (1)	$318,851
(1) Net of $30.7 million of sublease income to be received from properties which we have subleased to third parties.
NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2019:

Balance as of June 30, 2019	$3,769,908
Adjustments relating to acquisitions prior to Fiscal 2020 that had open measurement periods (note 19)	842
Adjustments on account of foreign exchange	(4,852)
Balance as of September 30, 2019	$3,765,898

NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2019
	Cost	Accumulated Amortization	Net
Technology assets	$835,601	$(389,557)	$446,044
Customer assets	1,397,937	(786,830)	611,107
Total	$2,233,538	$(1,176,387)	$1,057,151

	As of June 30, 2019
	Cost	Accumulated Amortization	Net
Technology assets	$835,498	$(349,259)	$486,239
Customer assets	1,397,937	(737,672)	660,265
Total	$2,233,435	$(1,086,931)	$1,146,504

The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2020 (nine months ended June 30)	$232,586
2021	230,681
2022	211,126
2023	144,132
2024	95,876
2025 and beyond	142,750
Total	$1,057,151

NOTE 9—OTHER ASSETS

	As of September 30, 2019	As of June 30, 2019
Deposits and restricted cash	$9,973	$13,671
Capitalized costs to obtain a contract	35,046	35,593
Investments	68,085	67,002
Long-term prepaid expenses and other long-term assets	33,001	32,711
Total	$146,105	$148,977

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
Investments relate to certain non-marketable equity securities in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments is recorded as a component of other income (expense), net in our Condensed Consolidated Statements of Income. During the three months ended September 30, 2019, our share of income (loss) from these investments was $0.7 million (three months ended September 30, 2018 — $2.4 million).
Long-term prepaid expenses and other long-term assets includes advance payments on long-term licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.
NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2019	As of June 30, 2019
Accounts payable—trade	$36,213	$46,323
Accrued salaries and commissions	90,978	131,430
Accrued liabilities*	102,152	117,551
Accrued interest on Senior Notes	26,021	24,786
Amounts payable in respect of restructuring and other Special charges*	2,225	8,153
Asset retirement obligations	3,280	1,660
Total	$260,869	$329,903

Long-term accrued liabilities

	As of September 30, 2019	As of June 30, 2019
Amounts payable in respect of restructuring and other Special charges*	$—	$4,804
Other accrued liabilities*	2,904	30,338
Asset retirement obligations	12,480	14,299
Total	$15,384	$49,441

*Previously, tenant allowances, deferred rent, lease fair value adjustments and amounts payable relating to restructured facilities were included in total accrued liabilities. Effective July 1, 2019, these balances were reclassified to operating lease right of use assets in accordance with the adoption of Topic 842. See note 1 "Basis of Presentation" and Note 6 "Leases" for more information.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of September 30, 2019, the present value of this obligation was $15.8 million (June 30, 2019—$16.0 million), with an undiscounted value of $17.3 million (June 30, 2019—$17.6 million).

NOTE 11—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of September 30, 2019	As of June 30, 2019
Total debt
Senior Notes 2026	$850,000	$850,000
Senior Notes 2023	800,000	800,000
Term Loan B	985,000	987,500
Total principal payments due	2,635,000	2,637,500

Premium on Senior Notes 2026	5,245	5,405
Debt issuance costs	(26,739)	(28,027)
Total amount outstanding	2,613,506	2,614,878

Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Total current portion of long-term debt	10,000	10,000

Non-current portion of long-term debt	$2,603,506	$2,604,878

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
For the three months ended September 30, 2019, we recorded interest expense of $12.5 million relating to Senior Notes 2026 (three months ended September 30, 2018—$12.5 million).
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
For the three months ended September 30, 2019, we recorded interest expense of $11.3 million relating to Senior Notes 2023 (three months ended September 30, 2018—$11.3 million).
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
Term Loan B has a seven year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of September 30, 2019, the outstanding balance on the Term Loan B bears an interest rate of approximately 3.86%.
For the three months ended September 30, 2019, we recorded interest expense of $10.1 million relating to Term Loan B (three months ended September 30, 2018—$9.8 million).
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
As of September 30, 2019, we have no outstanding balance on the Revolver (June 30, 2019—nil). There was no activity during the three months ended September 30, 2019 and we recorded no interest expense.
As of September 30, 2018, we have no outstanding balance on the Revolver. There was no activity during three months ended September 30, 2018 and we recorded no interest expense.
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
NOTE 12—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP) and other plans as of September 30, 2019 and June 30, 2019:

	As of September 30, 2019
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$37,315	$676	$36,639
GXS GER defined benefit plan	27,665	978	26,687
GXS PHP defined benefit plan	6,913	78	6,835
Other plans	7,797	488	7,309
Total	$79,690	$2,220	$77,470

	As of June 30, 2019
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$35,836	$675	$35,161
GXS GER defined benefit plan	26,739	1,012	25,727
GXS PHP defined benefit plan	6,904	124	6,780
Other plans	8,052	481	7,571
Total	$77,531	$2,292	$75,239
* The current portion of the benefit obligation has been included within "Accrued salaries and commissions", all within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets (see note 10 "Accounts Payable and Accrued Liabilities").
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of September 30, 2019, there is approximately $0.7 million in accumulated other comprehensive income related to the CDT plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2020.
GXS GER Plan
As part of our acquisition of GXS Group, Inc. (GXS) in Fiscal 2014, we assumed an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of September 30, 2019, there is approximately $0.2 million in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2020.
GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of approximately $0.03 million as of September 30, 2019, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of September 30, 2019, there is approximately $0.2 million in accumulated other comprehensive income related to the GXS PHP plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2020.

The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of September 30, 2019				As of June 30, 2019
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of period	$35,836	$26,739	$6,904	$69,479	$32,651	$25,382	$3,853	$61,886
Service cost	142	79	299	520	550	566	771	1,887
Interest cost	114	84	85	283	642	489	300	1,431
Benefits paid	(156)	(235)	(105)	(496)	(626)	(996)	(140)	(1,762)
Actuarial (gain) loss	2,570	1,885	(183)	4,272	3,365	1,872	1,957	7,194
Foreign exchange (gain) loss	(1,191)	(887)	(87)	(2,165)	(746)	(574)	163	(1,157)
Benefit obligation—end of period	37,315	27,665	6,913	71,893	35,836	26,739	6,904	69,479
Less: Current portion	(676)	(978)	(78)	(1,732)	(675)	(1,012)	(124)	(1,811)
Non-current portion of benefit obligation	$36,639	$26,687	$6,835	$70,161	$35,161	$25,727	$6,780	$67,668

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended September 30,
	2019				2018
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$142	$79	$299	$520	$141	$145	$176	$462
Interest cost	114	84	85	283	165	126	68	359
Amortization of actuarial (gains) and losses	234	61	(71)	224	176	33	(140)	69
Net pension expense	$490	$224	$313	$1,027	$482	$304	$104	$890

In determining the fair value of the pension plan benefit obligations as of September 30, 2019 and June 30, 2019, respectively, we used the following weighted-average key assumptions:

	As of September 30, 2019			As of June 30, 2019
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.50%	2.50%	6.50%	2.50%	2.50%	6.50%
Pension increases	2.00%	2.00%	N/A	2.00%	2.00%	N/A
Discount rate	0.93%	0.93%	5.00%	1.32%	1.32%	5.00%
Normal retirement age	65-67	65-67	60	65-67	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	12.19%	—%	—%	12.19%
to age 25	—%	—%	16.58%	—%	—%	16.58%
to age 30	1.00%	—%	13.97%	1.00%	—%	13.97%
to age 35	0.50%	—%	10.77%	0.50%	—%	10.77%
to age 40	—%	—%	7.39%	—%	—%	7.39%
to age 45	0.50%	—%	3.28%	0.50%	—%	3.28%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%

Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending September 30,
	CDT	GXS GER	GXS PHP
2020 (nine months ended June 30)	$493	$734	$53
2021	733	978	189
2022	804	1,009	310
2023	902	1,009	257
2024	1,006	1,015	274
2025 to 2028	5,806	5,132	2,666
Total	$9,744	$9,877	$3,749

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
NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three months ended September 30, 2019, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.1746 per Common Share in the aggregate amount of $47.0 million, which we paid during the same period.
For the three months ended September 30, 2018, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.1518 per Common Share in the aggregate amount of $40.5 million.
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
During the three months ended September 30, 2019, we repurchased 300,000 of our Common Shares in the open market, at a cost of approximately $12.4 million for potential reissuance under our LTIP or other plans (three months ended September 30, 2018—304,000 Common Shares at a cost of $11.7 million). See below for more details on our various plans.
Reissuance
During the three months ended September 30, 2019, we did not reissue any Common Shares from treasury stock (three months ended September 30, 2018—2,968 Common Shares), in connection with the settlement of awards.

Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended September 30,
	2019	2018
Stock options	$2,010	$2,602
Performance Share Units (issued under LTIP)	1,400	843
Restricted Share Units (issued under LTIP)	1,660	1,385
Restricted Share Units (other)	10	81
Deferred Share Units (directors)	751	661
Employee Share Purchase Plan	1,060	983
Total share-based compensation expense	$6,891	$6,555

Summary of Outstanding Stock Options
As of September 30, 2019, an aggregate of 7,588,389 options to purchase Common Shares were outstanding and an additional 8,728,163 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the three months ended September 30, 2019 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2019	7,102,753	$31.82
Granted	745,710	38.76
Exercised	(183,680)	24.91
Forfeited or expired	(76,394)	34.19
Outstanding at September 30, 2019	7,588,389	$32.64	4.17	$61,988
Exercisable at September 30, 2019	2,936,341	$28.37	2.78	$36,520
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

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended September 30,
	2019	2018
Weighted–average fair value of options granted	$6.41	$8.73
Weighted-average assumptions used:
Expected volatility	22.11%	26.07%
Risk–free interest rate	1.68%	2.80%
Expected dividend yield	1.68%	1.45%
Expected life (in years)	4.11	4.32
Forfeiture rate (based on historical rates)	7%	6%
Average exercise share price	$38.76	$39.27

As of September 30, 2019, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $25.8 million, which will be recognized over a weighted-average period of approximately 3.0 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three months ended September 30, 2019, cash in the amount of $4.6 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2019 from the exercise of options eligible for a tax deduction was $0.3 million.
For the three months ended September 30, 2018, cash in the amount of $12.4 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2018 from the exercise of options eligible for a tax deduction was $0.9 million.
Long-Term Incentive Plans
We incentivize certain eligible employees, in part, with long-term compensation pursuant to our LTIP. The LTIP is a rolling three year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or Restricted Share Units (RSUs). Target PSUs become vested upon the achievement of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. Target RSUs become vested when an eligible employee remains employed throughout the vesting period.
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
As of September 30, 2019, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $27.1 million, which is expected to be recognized over a weighted average period of 2.3 years.
LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants are referred to in this Quarterly Report on Form 10-Q based upon the year in which the grants are expected to vest.
Fiscal 2019 LTIP
Grants made in Fiscal 2017 under the LTIP (collectively referred to as Fiscal 2019 LTIP), consisting of PSUs and RSUs, took effect in Fiscal 2017 starting on August 14, 2016. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the Fiscal 2019 LTIP. We expect to settle the Fiscal 2019 LTIP awards in stock during the second quarter of Fiscal 2020.
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
Fiscal 2022 LTIP
Grants made in Fiscal 2020 under the LTIP (collectively referred to as Fiscal 2022 LTIP), consisting of PSUs and RSUs, took effect in Fiscal 2020 starting on August 5, 2019. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the Fiscal 2022 LTIP. We expect to settle the Fiscal 2022 LTIP awards in stock.
Restricted Share Units (RSUs)
During the three months ended September 30, 2019, we did not grant any RSUs to employees in accordance with employment and other non-LTIP related agreements (three months ended September 30, 2018—nil). The RSUs vest over a specified contract date, typically three years from the respective date of grants. We expect to settle the awards in stock.
During the three months ended September 30, 2019, we did not issue any Common Shares from treasury stock in connection with the settlement of vested RSUs (three months ended September 30, 2018—2,968 Common Shares with a cost of $0.1 million).
Deferred Stock Units (DSUs)
During the three months ended September 30, 2019, we granted 3,799 DSUs to certain non-employee directors (three months ended September 30, 2018—3,158 DSUs). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
Employee Share Purchase Plan (ESPP)
Our ESPP offers employees a purchase price discount of 15%.
During the three months ended September 30, 2019, 188,081 Common Shares were eligible for issuance to employees enrolled in the ESPP (three months ended September 30, 2018—176,074 Common Shares).
During the three months ended September 30, 2019, cash in the amount of approximately $6.5 million was received from employees relating to the ESPP (three months ended September 30, 2018—$5.7 million).
NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total (2)	October 1, 2019— June 30, 2020	July 1, 2020— June 30, 2022	July 1, 2022— June 30, 2024	July 1, 2024 and beyond
Long-term debt obligations (1)	$3,354,781	$108,817	$285,742	$1,039,277	$1,920,945

(1) Includes interest up to maturity and principal payments. Please see note 11 "Long-Term Debt" for more details.
(2) For contractual obligations relating to leases and purchase obligations, please see note 6 "Leases".
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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013 and Fiscal 2014. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of September 30, 2019, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013 and Fiscal 2014 to be limited to penalties and interest that may be due of approximately $25 million.
The notices of reassessment for Fiscal 2012, Fiscal 2013 and Fiscal 2014 would, as drafted, increase our taxable income by approximately $90 million to $100 million for each of those years, as well as impose a 10% penalty on the proposed adjustment to income.
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013 and Fiscal 2014 (including any penalties) are without merit. We have filed notices of objection for Fiscal 2012, Fiscal 2013 and Fiscal 2014, and we are currently seeking competent authority consideration under applicable international treaties in respect of these reassessments.
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
Please also see "Risk Factors" included in our Annual Report on Form 10-K for Fiscal 2019.
NOTE 15—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
The effective tax rate decreased to a provision of 23.7% for the three months ended September 30, 2019, compared to 45.1% for the three months ended September 30, 2018. The decrease in tax expense of $6.8 million was primarily due to a decrease of $10.8 million in reserves for unrecognized tax benefits resulting from taxation years becoming statute barred, a decrease of $3.4 million relating to the tax impact of internal reorganizations of subsidiaries that did not reoccur in the first quarter of Fiscal 2020, and a decrease of $2.0 million relating to higher research and development tax credits. These were partially offset by an increase in net income taxed at foreign rates of $8.5 million, and an increase of $2.9 million relating to base erosion and anti-abuse tax (BEAT). The remainder of the difference was due to normal course movements and non-material items.

We recognize interest expense and penalties related to income tax matters in income tax expense. For the three months ended September 30, 2019 and 2018, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended September 30,
	2019	2018
Interest expense (recoveries)	$(1,418)	$3,037
Penalties expense (recoveries)	231	492
Total	$(1,187)	$3,529

The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of September 30, 2019	As of June 30, 2019
Interest expense accrued *	$63,003	$64,530
Penalties accrued *	$2,720	$2,525
* These balances are primarily included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of September 30, 2019, could decrease tax expense in the next 12 months by $8.1 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2012 for Germany, 2010 for the United States, 2012 for Luxembourg, and 2012 for Canada.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, France, Germany, India, the United Kingdom and Switzerland. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States and Canada audits are included in note 14 "Guarantees and Contingencies".
The timing of the resolution of income tax audits is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax audits in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on tax filings. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements. We cannot currently provide an estimate of the range of possible outcomes. For more information relating to certain tax audits, please refer to note 14 "Guarantees and Contingencies".
As at September 30, 2019, we have recognized a provision of $17.6 million (June 30, 2019—$17.4 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
NOTE 16—FAIR VALUE MEASUREMENT
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2019 and June 30, 2019:

	September 30, 2019				June 30, 2019
		Fair Market Measurements using:				Fair Market Measurements using:
	September 30, 2019	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2019	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward contracts designated as cash flow hedges (note 17)	$—	N/A	$—	N/A	$736	N/A	$736	N/A

Financial Liabilities:
Foreign currency forward contracts designated as cash flow hedges (note 17)	$(31)	N/A	$(31)	N/A	$—	N/A	$—	N/A

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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended September 30, 2019 and 2018, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2019 and 2018, no indications of impairment were identified and therefore no fair value measurements were required.

NOTE 17—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of September 30, 2019, is recorded within "Accounts payable and accrued liabilities".
As of September 30, 2019, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $63.8 million (June 30, 2019—$62.0 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 16 "Fair Value Measurement")

		As of September 30, 2019	As of June 30, 2019
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$(31)	$736

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three Months Ended September 30, 2019
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign currency forward contracts	$(778)	Operating expenses	$(11)

Three Months Ended September 30, 2018
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign currency forward contracts	$683	Operating expenses	$(498)

NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended September 30,
	2019	2018
Fiscal 2019 Restructuring Plan	$1,656	$20,246
Fiscal 2018 Restructuring Plan	21	535
Restructuring Plans prior to Fiscal 2018 Restructuring Plan	199	554
Acquisition-related costs	2,666	507
Other charges (recoveries)	559	1,469
Total	$5,101	$23,311

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
Since the inception of the plan, approximately $30.0 million has been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges relating to this plan.
A reconciliation of the beginning and ending liability for the three months ended September 30, 2019 is shown below.

Fiscal 2019 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2019	$1,819	$5,288	$7,107
Adjustment for Topic 842 (note 1 and note 6)	—	(5,288)	(5,288)
Accruals and adjustments	626	1,030	1,656
Cash payments	(1,150)	(1,030)	(2,180)
Foreign exchange and other non-cash adjustments	(219)	—	(219)
Balance payable as at September 30, 2019	$1,076	$—	$1,076

Fiscal 2018 Restructuring Plan
During Fiscal 2018 and in the context of our acquisitions of Covisint, Guidance and Hightail (each defined below), we implemented restructuring activities to streamline our operations (collectively referred to as the Fiscal 2018 Restructuring Plan). The Fiscal 2018 Restructuring Plan charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
Since the inception of the plan, approximately $10.7 million has been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges relating to this plan.

A reconciliation of the beginning and ending liability for the three months ended September 30, 2019 is shown below.

Fiscal 2018 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2019	$150	$486	$636
Adjustment for Topic 842 (note 1 and note 6)	—	(486)	(486)
Accruals and adjustments	(62)	83	21
Cash payments	(39)	(83)	(122)
Foreign exchange and other non-cash adjustments	(9)	—	(9)
Balance payable as at September 30, 2019	$40	$—	$40

Other charges (recoveries)
For the three months ended September 30, 2019, "Other charges" primarily includes $0.6 million relating to the write-off of ROU assets.
For the three months ended September 30, 2018, "Other charges" primarily include (i) $1.1 million relating to one-time system implementation costs and (ii) $0.3 million relating to other miscellaneous charges.
NOTE 19—ACQUISITIONS
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
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of December 17, 2018, are set forth below:

Current assets	$23,006
Non-current tangible assets	5,168
Intangible customer assets	68,300
Intangible technology assets	107,000
Liabilities assumed	(57,265)
Total identifiable net assets	146,209
Goodwill	164,434
Net assets acquired	$310,643

The goodwill of approximately $164.4 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $2.2 million is expected to be deductible for tax purposes.
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
NOTE 20—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
	2019	2018
Cash paid during the period for interest	$33,444	$32,627
Cash received during the period for interest	$3,949	$735
Cash paid during the period for income taxes	$10,335	$8,367

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

	Three Months Ended September 30,
	2019	2018
Basic earnings per share
Net income attributable to OpenText	$74,401	$36,324
Basic earnings per share attributable to OpenText	$0.28	$0.14
Diluted earnings per share
Net income attributable to OpenText	$74,401	$36,324
Diluted earnings per share attributable to OpenText	$0.27	$0.13
Weighted-average number of shares outstanding (in 000's)
Basic	270,013	268,028
Effect of dilutive securities	1,238	1,359
Diluted	271,251	269,387
Excluded as anti-dilutive(1)	2,174	1,868

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
During the three months ended September 30, 2019, Mr. Stephen Sadler, a director, earned approximately $9 thousand (three months ended September 30, 2018—$6 thousand) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 23—SUBSEQUENT EVENT
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on October 30, 2019, a dividend of $0.1746 per Common Share. The record date for this dividend is November 29, 2019 and the payment date is December 19, 2019. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Amendments to the Revolver
On October 31, 2019, we amended the Revolver to increase the facility size from $450 million to $750 million, as well as extend the maturity date from May 5, 2022 to October 31, 2024. As of the filing of this Form 10-Q, there is no outstanding balance on the Revolver.

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
All dollar and percentage comparisons made herein refer to the three months ended September 30, 2019 compared with the three months ended September 30, 2018, unless otherwise noted.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. We are a multinational company and as of September 30, 2019, employed approximately 13,200 people worldwide.
Our ticker symbol on both the NASDAQ and the TSX is "OTEX".
Quarterly Summary:
During the first quarter of Fiscal 2020 we saw the following activity:

•	Total revenue was $696.9 million, up 4.5% compared to the same period in the prior fiscal year; up 5.9% after factoring the impact of $9.7 million of foreign exchange rate changes.

•
Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $549.6 million, up 5.8% compared to the same period in the prior fiscal year; up 7.1% after factoring the impact of $7.0 million of foreign exchange rate changes.

•
Cloud services and subscriptions revenue was $237.3 million, up 14.0% compared to the same period in the prior fiscal year; up 15.0% after factoring the impact of $2.0 million of foreign exchange rate changes.

•	License revenue was $77.9 million, up 1.3% compared to the same period in the prior fiscal year; up 2.9% after factoring the impact of $1.3 million of foreign exchange rate changes.

•	GAAP-based EPS, diluted, was $0.27 compared to $0.13 in the same period in the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $0.64 compared to $0.60 in the same period in the prior fiscal year.

•	GAAP-based gross margin was 67.2% compared to 66.1% in the same period in the prior fiscal year.

•	Non-GAAP-based gross margin was 73.1% compared to 73.4% in the same period in the prior fiscal year.

•	GAAP-based net income attributable to OpenText was $74.4 million compared to $36.3 million in the same period in the prior fiscal year.

•	Non-GAAP-based net income attributable to OpenText was $173.5 million compared to $161.6 million in the same period in the prior fiscal year.

•	Adjusted EBITDA was $254.2 million compared to $246.3 million in the same period in the prior fiscal year.

•	Operating cash flow was $137.4 million, down 19.8% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $999.3 million as of September 30, 2019, compared to $941.0 million as of June 30, 2019.
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
We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base, provide greater scale to accelerate innovation, grow our earnings and provide superior shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business. Our acquisitions, particularly significant ones, can affect the period-to-period comparability of our results. See note 19 "Acquisitions" to our Condensed Consolidated Financial Statements for more details.
Outlook for remainder of Fiscal 2020
As an organization, our management believes in delivering “Total Growth”, meaning we strive towards delivering value through organic initiatives, innovations and acquisitions, as well as financial performance. This growth is further enhanced through our direct and indirect sales distribution channels. With an emphasis on improving productivity, increasing recurring revenues and expanding our margins, we believe our “Total Growth” strategy will ultimately drive overall cash flow generation, thus helping to fuel our disciplined capital allocation approach and further drive our ability to deepen our account coverage and identify and execute strategic acquisitions. With strategic acquisitions, we are better positioned to expand our product portfolio and improve our ability to innovate and grow organically, which then further helps us to meet our long-term growth targets. We believe this “Total Growth” strategy is a durable model that will create shareholder value over both the near and long-term.
We are committed to continuous innovation. Our investments in research and development (R&D) drive product innovation, increasing the value of our offerings to our installed customer base, which includes Global 10,000 companies. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. This quarter we invested approximately $81 million or approximately 12% of revenue in R&D, in line with our target to spend approximately 11% to 13% of revenues for R&D this fiscal year.
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
For a full discussion of all our accounting policies, please see Note 2 "Accounting Policies and Recent Accounting Pronouncements" to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2019.
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

Summary of Results of Operations

	Three Months Ended September 30,
(In thousands)	2019	Change increase (decrease)	2018
Total Revenues by Product Type:
License	$77,898	$1,011	$76,887
Cloud services and subscriptions	237,265	29,182	208,083
Customer support	312,298	747	311,551
Professional service and other	69,427	(1,209)	70,636
Total revenues	696,888	29,731	667,157
Total Cost of Revenues	228,508	2,195	226,313
Total GAAP-based Gross Profit	468,380	27,536	440,844
Total GAAP-based Gross Margin %	67.2%		66.1%
Total GAAP-based Operating Expenses	335,867	(5,750)	341,617
Total GAAP-based Income from Operations	$132,513	$33,286	$99,227

% Revenues by Product Type:
License	11.2%		11.5%
Cloud services and subscriptions	34.0%		31.2%
Customer support	44.8%		46.7%
Professional service and other	10.0%		10.6%

Total Cost of Revenues by Product Type:
License	$2,323	$(1,549)	$3,872
Cloud services and subscriptions	102,162	14,459	87,703
Customer support	29,387	(1,078)	30,465
Professional service and other	54,338	(2,458)	56,796
Amortization of acquired technology-based intangible assets	40,298	(7,179)	47,477
Total cost of revenues	$228,508	$2,195	$226,313

% GAAP-based Gross Margin by Product Type:
License	97.0%		95.0%
Cloud services and subscriptions	56.9%		57.9%
Customer support	90.6%		90.2%
Professional service and other	21.7%		19.6%

Total Revenues by Geography:(1)
Americas (2)	$419,710	$30,370	$389,340
EMEA (3)	210,167	(4,308)	214,475
Asia Pacific (4)	67,011	3,669	63,342
Total revenues	$696,888	$29,731	$667,157

% Revenues by Geography:
Americas (2)	60.2%		58.4%
EMEA (3)	30.2%		32.1%
Asia Pacific (4)	9.6%		9.5%

Other Metrics:
GAAP-based gross margin	67.2%		66.1%
GAAP-based EPS, diluted	$0.27		$0.13
Net income, attributable to OpenText	$74,401		$36,324
Non-GAAP-based gross margin (5)	73.1%		73.4%
Non-GAAP-based EPS, diluted (5)	$0.64		$0.60
Adjusted EBITDA (5)	$254,212		$246,256

(1)	Total revenues by geography are determined based on the location of our end customer.
(2)	Americas consists of countries in North, Central and South America.
(3)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(4)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(5)	See "Use of Non-GAAP Financial Measures" (discussed later in this MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
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

	Three Months Ended September 30,
(In thousands)	2019	Change increase (decrease)	2018
License Revenues:
Americas	$39,236	$(37)	$39,273
EMEA	26,692	(1,652)	28,344
Asia Pacific	11,970	2,700	9,270
Total License Revenues	77,898	1,011	76,887
Cost of License Revenues	2,323	(1,549)	3,872
GAAP-based License Gross Profit	$75,575	$2,560	$73,015
GAAP-based License Gross Margin %	97.0%		95.0%

% License Revenues by Geography:
Americas	50.4%		51.1%
EMEA	34.3%		36.9%
Asia Pacific	15.3%		12.0%
License revenues increased by $1.0 million or 1.3% during the three months ended September 30, 2019 as compared to the same period in the prior fiscal year; up 2.9% after factoring the impact of $1.3 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Asia Pacific of $2.7 million, partially offset by a decrease in EMEA of $1.7 million.
During the first quarter of Fiscal 2020, we closed 25 license deals greater than $0.5 million, of which 5 deals were greater than $1.0 million, contributing approximately $19.5 million of license revenues. This was compared to 26 deals greater than $0.5 million closed during the first quarter of Fiscal 2019, of which 5 deals were greater than $1.0 million, contributing $20.8 million of license revenues.
Cost of license revenues decreased by $1.5 million during the three months ended September 30, 2019 as compared to the same period in the prior fiscal year, primarily as a result of lower third party technology costs. Overall, the gross margin percentage on license revenues increased to approximately 97% from approximately 95%.
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

	Three Months Ended September 30,
(In thousands)	2019	Change increase (decrease)	2018
Cloud Services and Subscriptions:
Americas	$166,556	$27,940	$138,616
EMEA	48,443	(276)	48,719
Asia Pacific	22,266	1,518	20,748
Total Cloud Services and Subscriptions Revenues	237,265	29,182	208,083
Cost of Cloud Services and Subscriptions Revenues	102,162	14,459	87,703
GAAP-based Cloud Services and Subscriptions Gross Profit	$135,103	$14,723	$120,380
GAAP-based Cloud Services and Subscriptions Gross Margin %	56.9%		57.9%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	70.2%		66.6%
EMEA	20.4%		23.4%
Asia Pacific	9.4%		10.0%
Cloud services and subscriptions revenues increased by $29.2 million or 14.0% during the three months ended September 30, 2019 as compared to the same period in the prior fiscal year; up 15.0% after factoring the impact of $2.0 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $27.9 million and an increase in Asia Pacific of $1.5 million, partially offset by a decrease in EMEA of $0.3 million.
The number of Cloud services deals greater than $1.0 million that closed during the first quarter of Fiscal 2020 was 7 deals, compared to 9 deals during the first quarter of Fiscal 2019.
Cost of Cloud services and subscriptions revenues increased by $14.5 million during the three months ended September 30, 2019 as compared to the same period in the prior fiscal year, due to an increase in labour-related costs of approximately $10.2 million, an increase in third party network usage fees of $4.2 million and an increase in other miscellaneous costs of $0.1 million. The increase in labour-related costs was primarily due to increased headcount from recent acquisitions.
Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased to approximately 57% from approximately 58%.
3)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the quarter ended September 30, 2019, our Customer support renewal rate was approximately 92%, up slightly compared with the Customer support renewal rate during the quarter ended September 30, 2018.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended September 30,
(In thousands)	2019	Change increase (decrease)	2018
Customer Support Revenues:
Americas	$179,443	$1,056	$178,387
EMEA	106,947	(861)	107,808
Asia Pacific	25,908	552	25,356
Total Customer Support Revenues	312,298	747	311,551
Cost of Customer Support Revenues	29,387	(1,078)	30,465
GAAP-based Customer Support Gross Profit	$282,911	$1,825	$281,086
GAAP-based Customer Support Gross Margin %	90.6%		90.2%

% Customer Support Revenues by Geography:
Americas	57.5%		57.3%
EMEA	34.2%		34.6%
Asia Pacific	8.3%		8.1%
Customer support revenues increased by $0.7 million or 0.2% during the three months ended September 30, 2019 as compared to the same period in the prior fiscal year; up 1.8% after factoring the impact of $5.0 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $1.1 million, an increase in Asia Pacific of $0.6 million, partially offset by a decrease in EMEA of $0.9 million.
Cost of Customer support revenues decreased by $1.1 million during the three months ended September 30, 2019 as compared to the same period in the prior fiscal year, due to a decrease in labour-related costs of approximately $0.9 million and a decrease in other miscellaneous costs of $0.2 million. Overall, the gross margin percentage on Customer support revenues increased to approximately 91% from approximately 90%.
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

	Three Months Ended September 30,
(In thousands)	2019	Change increase (decrease)	2018
Professional Service and Other Revenues:
Americas	$34,475	$1,411	$33,064
EMEA	28,085	(1,519)	29,604
Asia Pacific	6,867	(1,101)	7,968
Total Professional Service and Other Revenues	69,427	(1,209)	70,636
Cost of Professional Service and Other Revenues	54,338	(2,458)	56,796
GAAP-based Professional Service and Other Gross Profit	$15,089	$1,249	$13,840
GAAP-based Professional Service and Other Gross Margin %	21.7%		19.6%

% Professional Service and Other Revenues by Geography:
Americas	49.7%		46.8%
EMEA	40.5%		41.9%
Asia Pacific	9.8%		11.3%

Professional service and other revenues decreased by $1.2 million or 1.7% during the three months ended September 30, 2019 as compared to the same period in the prior fiscal year; up 0.2% after factoring the impact of $1.4 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $1.4 million, offset by a decrease in EMEA of $1.5 million and a decrease in Asia Pacific of $1.1 million.
Cost of Professional service and other revenues decreased by $2.5 million during the three months ended September 30, 2019 as compared to the same period in the prior fiscal year as a result of a decrease in labour-related costs of approximately $2.8 million resulting primarily from a reduction in the use of external labour resources, partially offset by an increase in other miscellaneous costs of $0.3 million.
Overall, the gross margin percentage on Professional service and other revenues increased to approximately 22% from approximately 20%. We are selective about the professional service engagements we accept to strategically optimize margins.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended September 30,
(In thousands)	2019	Change increase (decrease)	2018
Amortization of acquired technology-based intangible assets	$40,298	$(7,179)	$47,477
Amortization of acquired technology-based intangible assets decreased during the three months ended September 30, 2019 by $7.2 million, as compared to the same period in the prior fiscal year. This was due to a reduction of $13.7 million, relating to intangible assets from certain previous acquisitions becoming fully amortized, partially offset by an increase in amortization of $6.6 million, primarily relating to newly acquired technology-based intangible assets from our recent acquisitions of Catalyst and Liaison in Fiscal 2019.
Operating Expenses

	Three Months Ended September 30,
(In thousands)	2019	Change increase (decrease)	2018
Research and development	$81,178	$3,708	$77,470
Sales and marketing	128,618	8,436	120,182
General and administrative	51,535	611	50,924
Depreciation	20,277	(3,577)	23,854
Amortization of acquired customer-based intangible assets	49,158	3,282	45,876
Special charges (recoveries)	5,101	(18,210)	23,311
Total operating expenses	$335,867	$(5,750)	$341,617

% of Total Revenues:
Research and development	11.6%		11.6%
Sales and marketing	18.5%		18.0%
General and administrative	7.4%		7.6%
Depreciation	2.9%		3.6%
Amortization of acquired customer-based intangible assets	7.1%		6.9%
Special charges (recoveries)	0.7%		3.5%
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

Change between Three Months Ended September 30, 2019 and 2018
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$4,803
Contract labour and consulting	458
Share-based compensation	(138)
Travel and communication	(64)
Facilities	(1,353)
Other miscellaneous	2
Total change in research and development expenses	$3,708
Research and development expenses increased by $3.7 million during the three months ended September 30, 2019 as compared to the prior fiscal year. Payroll and payroll-related benefits increased by $4.8 million, driven primarily by increased headcount from recent acquisitions. This was partially offset by a decrease in facility related expenses of $1.4 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable compared to the same period in the prior fiscal year at approximately 12%.
Our research and development labour resources increased by 186 employees, from 3,523 employees at September 30, 2018 to 3,709 employees at September 30, 2019.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

Change between Three Months Ended September 30, 2019 and 2018
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$4,855
Commissions	3,003
Contract labour and consulting	72
Share-based compensation	315
Travel and communication	1,381
Marketing expenses	903
Facilities	636
Bad debt expense	(1,721)
Other miscellaneous	(1,008)
Total change in sales and marketing expenses	$8,436
Sales and marketing expenses increased by $8.4 million during the three months ended September 30, 2019 as compared to the prior fiscal year. This was primarily due to (i) an increase in payroll and payroll-related benefits of $4.9 million, (ii) an increase in commissions expense of $3.0 million, and (iii) an increase in travel and communication expenses of $1.4 million. These were partially offset by (i) a decrease in bad debt expense of $1.7 million. Overall, our sales and marketing expenses, as a percentage of total revenues, as compared to the same period in the prior fiscal year, remained stable at approximately 18%.
Our sales and marketing labour resources increased by 161 employees, from 1,959 employees at September 30, 2018 to 2,120 employees at September 30, 2019.

General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

Change between Three Months Ended September 30, 2019 and 2018
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$2,850
Contract labour and consulting	(618)
Share-based compensation	358
Travel and communication	(371)
Facilities	324
Other miscellaneous	(1,932)
Total change in general and administrative expenses	$611
General and administrative expenses increased by $0.6 million during the three months ended September 30, 2019 as compared to the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $2.9 million, partially offset by a decrease in other miscellaneous expenses of $1.9 million, which includes professional fees such as legal, audit and tax related expenses. The remainder of the change was attributable to other activities associated with normal growth in our business operations. Overall, general and administrative expenses, as a percentage of total revenue, decreased to approximately 7% from approximately 8%.
Our general and administrative labour resources increased by 166 employees, from 1,484 employees at September 30, 2018 to 1,650 employees at September 30, 2019.
Depreciation expenses:

	Three Months Ended September 30,
(In thousands)	2019	Change increase (decrease)	2018
Depreciation	$20,277	$(3,577)	$23,854
Depreciation expenses decreased during the three months ended September 30, 2019 by $3.6 million as compared to the prior fiscal year, primarily as a result of lower capital expeditures. Depreciation expense, as a percentage of total revenue, remained at approximately 3%.
Amortization of acquired customer-based intangible assets:

	Three Months Ended September 30,
(In thousands)	2019	Change increase (decrease)	2018
Amortization of acquired customer-based intangible assets	$49,158	$3,282	$45,876
Amortization of acquired customer-based intangible assets increased during the three months ended September 30, 2019 by $3.3 million as compared to the prior fiscal year. This was due to an increase in amortization of $3.7 million, relating to newly acquired customer-based intangible assets from our recent acquisitions of Catalyst and Liaison in Fiscal 2019. The increase in amortization was partially offset by a reduction of $0.4 million, relating to intangible assets from certain previous acquisitions becoming fully amortized.
Special charges (recoveries):
Special charges typically relate to amounts that we expect to pay in connection with restructuring plans, acquisition-related costs and other similar charges and recoveries. Generally, we implement such plans in the context of integrating acquired entities with existing OpenText operations. Actions related to such restructuring plans are typically completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to Special charges.

	Three Months Ended September 30,
(In thousands)	2019	Change increase (decrease)	2018
Special charges (recoveries)	$5,101	$(18,210)	$23,311

Special charges decreased by $18.2 million during the three months ended September 30, 2019 as compared to the prior fiscal year. This was primarily due to a decrease in restructuring activities of $19.5 million and a decrease of $1.1 million relating to one-time system implementation costs. These decreases were partially offset by an increase in acquisition related costs of $2.2 million. The remainder of the change is due to other miscellaneous items.
For more details on Special charges (recoveries), see note 18 "Special Charges (Recoveries)" to our Condensed Consolidated Financial Statements.
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

	Three Months Ended September 30,
(In thousands)	2019	Change increase (decrease)	2018
Foreign exchange gains (losses)	$(3,659)	$(2,718)	$(941)
OpenText share in net income (loss) of equity investees (note 9)	682	(1,690)	2,372
Other miscellaneous income (expense)	192	101	91
Total other income (expense), net	$(2,785)	$(4,307)	$1,522
Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended September 30,
(In thousands)	2019	Change increase (decrease)	2018
Interest expense related to total outstanding debt (1)	$34,166	$323	$33,843
Interest income	(3,949)	(3,214)	(735)
Other miscellaneous expense	1,993	570	1,423
	$32,210	$(2,321)	$34,531
(1) For more details see note 11 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Provision for (Recovery of) Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates. We also note that we are subject to tax rate discrepancies between our domestic tax rate and foreign tax rates that are significant and these discrepancies are primarily related to earnings in the United States.
Please also see Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2019.

	Three Months Ended September 30,
(In thousands)	2019	Change increase (decrease)	2018
Provision for (recovery of) income taxes	$23,091	$(6,759)	$29,850
The effective tax rate decreased to a provision of 23.7% for the three months ended September 30, 2019, compared to 45.1% for the three months ended September 30, 2018. The decrease in tax expense of $6.8 million was primarily due to (i) a decrease of $10.8 million in reserves for unrecognized tax benefits resulting from taxation years becoming statute barred, (ii) a decrease of $3.4 million relating to the tax impact of internal reorganizations of subsidiaries that did not reoccur in the first quarter of Fiscal 2020, and (iii) a decrease of $2.0 million relating to higher research and development tax credits. These were partially offset by an increase in net income taxed at foreign rates of $8.5 million and an increase of $2.9 million relating to base erosion and anti-abuse tax (BEAT). The remainder of the difference was due to normal course movements and non-material items.
For information with regards to certain potential tax contingencies, see note 14 "Guarantees and Contingencies" to our Condensed Consolidated Financial Statements.

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
Non-GAAP-based net income and Non-GAAP-based EPS, attributable to OpenText, is consistently calculated as GAAP-based net income or earnings per share, attributable to OpenText, on a diluted basis, excluding the effects of the amortization of acquired intangible assets, other income (expense), share-based compensation, and Special charges (recoveries), all net of tax and any tax benefits/expense items unrelated to current period income, as further described in the tables below. Non-GAAP-based gross profit is the arithmetical sum of GAAP-based gross profit and the amortization of acquired technology-based intangible assets and share-based compensation within cost of sales. Non-GAAP-based gross margin is calculated as Non-GAAP-based gross profit expressed as a percentage of total revenue. Non-GAAP-based income from operations is calculated as GAAP-based income from operations, excluding the amortization of acquired intangible assets, Special charges (recoveries), and share-based compensation expense.
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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2019
(in thousands except for per share data)

	Three Months Ended September 30, 2019
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$102,162		$(383)	(1)	$101,779
Customer support	29,387		(316)	(1)	29,071
Professional service and other	54,338		(243)	(1)	54,095
Amortization of acquired technology-based intangible assets	40,298		(40,298)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	468,380	67.2%	41,240	(3)	509,620	73.1%
Operating expenses
Research and development	81,178		(1,221)	(1)	79,957
Sales and marketing	128,618		(2,116)	(1)	126,502
General and administrative	51,535		(2,612)	(1)	48,923
Amortization of acquired customer-based intangible assets	49,158		(49,158)	(2)	—
Special charges (recoveries)	5,101		(5,101)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	132,513		101,448	(5)	233,961
Other income (expense), net	(2,785)		2,785	(6)	—
Provision for (recovery of) income taxes	23,091		5,154	(7)	28,245
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	74,401		99,079	(8)	173,480
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.27		$0.37	(8)	$0.64

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include certain charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 18 "Special Charges (Recoveries)" to our Condensed Consolidated Financial Statements for more details.

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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 24% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2019
		Per share diluted
GAAP-based net income, attributable to OpenText	$74,401	$0.27
Add:
Amortization	89,456	0.33
Share-based compensation	6,891	0.03
Special charges (recoveries)	5,101	0.02
Other (income) expense, net	2,785	0.01
GAAP-based provision for (recovery of) income taxes	23,091	0.09
Non-GAAP-based provision for income taxes	(28,245)	(0.11)
Non-GAAP-based net income, attributable to OpenText	$173,480	$0.64
Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2019
GAAP-based net income, attributable to OpenText	$74,401
Add:
Provision for (recovery of) income taxes	23,091
Interest and other related expense, net	32,210
Amortization of acquired technology-based intangible assets	40,298
Amortization of acquired customer-based intangible assets	49,158
Depreciation	20,277
Share-based compensation	6,891
Special charges (recoveries)	5,101
Other (income) expense, net	2,785
Adjusted EBITDA	$254,212

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
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include certain charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 18 "Special Charges (Recoveries)" to our Condensed Consolidated Financial Statements for more details.

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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2018
		Per share diluted
GAAP-based net income, attributable to OpenText	$36,324	$0.13
Add:
Amortization	93,353	0.35
Share-based compensation	6,555	0.02
Special charges (recoveries)	23,311	0.09
Other (income) expense, net	(1,522)	(0.01)
GAAP-based provision for (recovery of) income taxes	29,850	0.11
Non-GAAP-based provision for income taxes	(26,308)	(0.09)
Non-GAAP-based net income, attributable to OpenText	$161,563	$0.60

Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2018
GAAP-based net income, attributable to OpenText	$36,324
Add:
Provision for (recovery of) income taxes	29,850
Interest and other related expense, net	34,531
Amortization of acquired technology-based intangible assets	47,477
Amortization of acquired customer-based intangible assets	45,876
Depreciation	23,854
Share-based compensation	6,555
Special charges (recoveries)	23,311
Other (income) expense, net	(1,522)
Adjusted EBITDA	$246,256

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of September 30, 2019	Change increase (decrease)	As of June 30, 2019
Cash and cash equivalents	$999,298	$58,289	$941,009
Restricted cash included in other assets	2,518	(16)	2,534
Total cash, cash equivalents and restricted cash	$1,001,816	$58,273	$943,543

	Three Months Ended September 30,
(In thousands)	2019	Change	2018
Cash provided by operating activities	$137,447	$(33,954)	$171,401
Cash used in investing activities	$(20,650)	$7,128	$(27,778)
Cash used in financing activities	$(50,813)	$(13,350)	$(37,463)
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
As of September 30, 2019, we recognized a provision of $17.6 million (June 30, 2019—$17.4 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities decreased by $34.0 million due to a decrease in changes from working capital of $57.6 million, partially offset by an increase in net income before the impact of non-cash items of $23.6 million. The decrease in operating cash flow from changes in working capital was primarily due to the net impact of the following decreases: (i) $23.0 million relating to a decrease in accounts payable and accrued liabilities, (ii) $15.4 million relating to accounts receivable, (iii) $11.3 million relating to an increase in prepaid expenses and other current assets, (iv) $5.5 million relating to income taxes payable, (v) $3.8 million relating to lower deferred revenues and (vi) $1.9 million relating to higher contract assets. These decreases in operating cash flows were partially offset by an increase of $3.2 million relating to other assets and an increase of $0.1 million relating to net operating lease assets and liabilities.
During the first quarter of Fiscal 2020 our days sales outstanding (DSO) was 54 days, compared to a DSO of 56 days during the first quarter of Fiscal 2019. The per day impact of our DSO in the first quarter of Fiscal 2020 and Fiscal 2019 on our cash flows was $7.6 million and $7.4 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by $7.1 million, primarily due to (i) a decrease of $5.9 million in purchases of property and equipment and (ii) a decrease of $2.3 million in consideration paid for acquisitions. The remainder of the change was due to miscellaneous items.

Cash flows used in financing activities
Our cash flows from financing activities generally consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or the repurchases of our Common Shares.
Cash flows used in financing activities increased by $13.4 million. This was primarily due to (i) $7.0 million relating to less cash collected from the issuance of Common Shares for the exercise of options and the OpenText Employee Share Purchase Plan (ESPP) and (ii) $6.5 million relating to higher dividend payments to our shareholder on account of our dividend rate increasing from $0.1518 per Common Share to $0.1746 per Common Share.
Cash Dividends
During the three months ended September 30, 2019, we declared and paid cash dividends of $0.1746 per Common Share in the aggregated amount of $47.0 million. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of the Board. See Item 5 "Dividend Policy" in our Annual Report on Form 10-K for Fiscal 2019 for more information.
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
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of September 30, 2019, the outstanding balance on the Term Loan B bears an interest rate of approximately 3.86%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2019, our consolidated net leverage ratio was 1.5:1.
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
As of September 30, 2019, we have no outstanding balance on the Revolver. There was no activity during the three months ended September 30, 2019 and we recorded no interest expense.
As of September 30, 2018, we have no outstanding balance on the Revolver. There was no activity during three months ended September 30, 2018 and we recorded no interest expense.
For further details relating to our debt, please see note 11 "Long-Term Debt" and note 23 "Subsequent Events" to our Condensed Consolidated Financial Statements.
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
Pensions
As of September 30, 2019, our total unfunded pension plan obligations were $79.7 million, of which $2.2 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending September 30,
	CDT	GXS GER	GXS PHP
2020 (nine months ended June 30)	$493	$734	$53
2021	733	978	189
2022	804	1,009	310
2023	902	1,009	257
2024	1,006	1,015	274
2025 to 2028	5,806	5,132	2,666
Total	$9,744	$9,877	$3,749
For a detailed discussion on pensions, see note 12 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.

Commitments and Contractual Obligations
As of September 30, 2019, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total (2)	October 1, 2019— June 30, 2020	July 1, 2020— June 30, 2022	July 1, 2022— June 30, 2024	July 1, 2024 and beyond
Long-term debt obligations (1)	$3,354,781	$108,817	$285,742	$1,039,277	$1,920,945
(1) Includes interest up to maturity and principal payments. Please see note 11 "Long-Term Debt" for more details.
(2) For contractual obligations relating to leases and purchase obligations, please see note 6 "Leases".
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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013 and Fiscal 2014. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of September 30, 2019, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013 and Fiscal 2014 to be limited to penalties and interest that may be due of approximately $25 million.
The notices of reassessment for Fiscal 2012, Fiscal 2013 and Fiscal 2014 would, as drafted, increase our taxable income by approximately $90 million to $100 million for each of those years, as well as impose a 10% penalty on the proposed adjustment to income.
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013 and Fiscal 2014 (including any penalties) are without merit. We have filed notices of objection for Fiscal 2012, Fiscal 2013 and Fiscal 2014, and we are currently seeking competent authority consideration under applicable international treaties in respect of these reassessments.
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
Please also see Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2019.
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
As of September 30, 2019, we had an outstanding balance of $985.0 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of September 30, 2019, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.9 million, assuming that the loan balance as of September 30, 2019 is outstanding for the entire period (June 30, 2019—$9.9 million).
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
Based on the foreign exchange forward contracts outstanding as of September 30, 2019, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.6 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2019—$0.6 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of September 30, 2019 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at September 30, 2019	U.S. Dollar Equivalent at June 30, 2019
Euro	$106,487	$120,417
British Pound	24,702	33,703
Canadian Dollar	14,388	12,635
Swiss Franc	55,932	56,776
Other foreign currencies	106,838	105,273
Total cash and cash equivalents denominated in foreign currencies	308,347	328,804
U.S. dollar	690,951	612,205
Total cash and cash equivalents	$999,298	$941,009
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $30.8 million (June 30, 2018—$32.9 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".

Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1A. Risk Factors
You should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended June 30, 2019. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASE OF EQUITY SECURITIES OF THE COMPANY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Period		(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
07/01/19 to 07/31/19		—	$—	—	—
08/01/19 to 08/31/19		—	$—	—	—
09/01/19 to 09/30/19	(1)	300,000	$41.41	—	—
Total		300,000	$41.41	—	—

(1) Represents Common Shares repurchased in the open market and held in trust for the purpose of potential reissuance under our LTIP or other plans. For more details, please see "Treasury Stock" under note 13 "Share Capital, Option Plans and Share-based Payments" to our Condensed Consolidated Financial Statements.

Item 6.    Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
4.1	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 4, 2019 (1)
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL taxonomy extension schema.
101.CAL	Inline XBRL taxonomy extension calculation linkbase.
101.DEF	Inline XBRL taxonomy extension definition linkbase.
101.LAB	Inline XBRL taxonomy extension label linkbase.
101.PRE	Inline XBRL taxonomy extension presentation.

(1) Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on September 4, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: October 31, 2019

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ADITYA MAHESHWARI
Aditya Maheshwari Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)