Form 10-Q
period 2019-12-31
OPEN TEXT CORP
filed 2020-01-30
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019.
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

At January 27, 2020, there were 270,771,591 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2019	June 30, 2019
ASSETS	(unaudited)
Cash and cash equivalents	$675,403	$941,009
Accounts receivable trade, net of allowance for doubtful accounts of $17,937 as of December 31, 2019 and $17,011 as of June 30, 2019 (note 4)	526,020	463,785
Contract assets (note 3)	22,794	20,956
Income taxes recoverable (note 15)	24,615	38,340
Prepaid expenses and other current assets	104,962	97,238
Total current assets	1,353,794	1,561,328
Property and equipment (note 5)	273,448	249,453
Operating lease right of use assets (note 6)	253,387	—
Long-term contract assets (note 3)	17,975	15,386
Goodwill (note 7)	4,656,492	3,769,908
Acquired intangible assets (note 8)	1,808,072	1,146,504
Deferred tax assets (note 15)	930,856	1,004,450
Other assets (note 9)	158,058	148,977
Long-term income taxes recoverable (note 15)	46,151	37,969
Total assets	$9,498,233	$7,933,975
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 10)	$417,611	$329,903
Current portion of long-term debt (note 11)	913,631	10,000
Operating lease liabilities (note 6)	66,579	—
Deferred revenues (note 3)	718,861	641,656
Income taxes payable (note 15)	51,298	33,158
Total current liabilities	2,167,980	1,014,717
Long-term liabilities:
Accrued liabilities (note 10)	14,977	49,441
Pension liability (note 12)	73,678	75,239
Long-term debt (note 11)	2,600,386	2,604,878
Long-term operating lease liabilities (note 6)	218,681	—
Deferred revenues (note 3)	77,335	46,974
Long-term income taxes payable (note 15)	180,507	202,184
Deferred tax liabilities (note 15)	165,457	55,872
Total long-term liabilities	3,331,021	3,034,588
Shareholders’ equity:
Share capital and additional paid-in capital (note 13)
270,608,627 and 269,834,442 Common Shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively; authorized Common Shares: unlimited	1,803,663	1,774,214
Accumulated other comprehensive income	24,690	24,124
Retained earnings	2,201,653	2,113,883
Treasury stock, at cost (847,369 shares at December 31, 2019 and 802,871 shares at June 30, 2019, respectively)	(32,066)	(28,766)
Total OpenText shareholders' equity	3,997,940	3,883,455
Non-controlling interests	1,292	1,215
Total shareholders’ equity	3,999,232	3,884,670
Total liabilities and shareholders’ equity	$9,498,233	$7,933,975
Guarantees and contingencies (note 14)
Related party transactions (note 22)
Subsequent events (note 23)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenues (note 3):
License	$138,095	$132,756	$215,993	$209,643
Cloud services and subscriptions	248,340	219,233	485,605	427,316
Customer support	315,508	310,354	627,806	621,905
Professional service and other	69,614	72,888	139,041	143,524
Total revenues	771,557	735,231	1,468,445	1,402,388
Cost of revenues:
License	3,050	3,655	5,373	7,527
Cloud services and subscriptions	103,644	88,698	205,806	176,401
Customer support	29,788	31,273	59,175	61,738
Professional service and other	53,604	56,030	107,942	112,826
Amortization of acquired technology-based intangible assets (note 8)	42,299	48,366	82,597	95,843
Total cost of revenues	232,385	228,022	460,893	454,335
Gross profit	539,172	507,209	1,007,552	948,053
Operating expenses:
Research and development	80,283	75,753	161,461	153,223
Sales and marketing	137,310	126,193	265,928	246,375
General and administrative	54,595	52,198	106,130	103,122
Depreciation	20,712	23,834	40,989	47,688
Amortization of acquired customer-based intangible assets (note 8)	51,460	45,919	100,618	91,795
Special charges (recoveries) (note 18)	10,072	9,380	15,173	32,691
Total operating expenses	354,432	333,277	690,299	674,894
Income from operations	184,740	173,932	317,253	273,159
Other income (expense), net	1,972	378	(813)	1,900
Interest and other related expense, net	(32,376)	(33,613)	(64,586)	(68,144)
Income before income taxes	154,336	140,697	251,854	206,915
Provision for (recovery of) income taxes (note 15)	46,818	36,236	69,909	66,086
Net income for the period	$107,518	$104,461	$181,945	$140,829
Net (income) loss attributable to non-controlling interests	(51)	(29)	(77)	(73)
Net income attributable to OpenText	$107,467	$104,432	$181,868	$140,756
Earnings per share—basic attributable to OpenText (note 21)	$0.40	$0.39	$0.67	$0.52
Earnings per share—diluted attributable to OpenText (note 21)	$0.40	$0.39	$0.67	$0.52
Weighted average number of Common Shares outstanding—basic (in '000's)	270,450	268,524	270,232	268,276
Weighted average number of Common Shares outstanding—diluted (in '000's)	271,590	269,400	271,328	269,396
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income for the period	$107,518	$104,461	$181,945	$140,829
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	4,875	(3,418)	(736)	(6,938)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of $301 and ($677) for the three months ended December 31, 2019 and 2018, respectively; $95 and ($496) for the six months ended December 31, 2019 and 2018, respectively	833	(1,877)	261	(1,375)
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of ($26) and $169 for the three months ended December 31, 2019 and 2018, respectively; ($23) and $301 for the six months ended December 31, 2019 and 2018, respectively	(72)	467	(64)	833
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of $1,308 and ($519) for the three months ended December 31, 2019 and 2018, respectively; $59 and ($213) for the six months ended December 31, 2019 and 2018, respectively	3,698	(1,521)	614	(324)
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $97 and $72 for the three months ended December 31, 2019 and 2018, respectively; $243 and $145 for the six months ended December 31, 2019 and 2018, respectively	260	64	491	130
Total other comprehensive income (loss) net, for the period	9,594	(6,285)	566	(7,674)
Total comprehensive income	117,112	98,176	182,511	133,155
Comprehensive (income) loss attributable to non-controlling interests	(51)	(29)	(77)	(73)
Total comprehensive income attributable to OpenText	$117,061	$98,147	$182,434	$133,082
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Three Months Ended December 31, 2019
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of September 30, 2019	270,190	$1,791,689	(1,103)	$(41,190)	$2,141,278	$15,096	$1,241	$3,908,114
Issuance of Common Shares
Under employee stock option plans	231	6,783	—	—	—	—	—	6,783
Under employee stock purchase plans	188	6,532	—	—	—	—	—	6,532
Share-based compensation	—	7,783	—	—	—	—	—	7,783
Issuance of treasury stock	—	(9,124)	256	9,124	—	—	—	—
Dividends declared ($0.1746 per Common Share)	—	—	—	—	(47,092)	—	—	(47,092)
Other comprehensive income (loss) - net	—	—	—	—	—	9,594	—	9,594
Net income for the quarter	—	—	—	—	107,467	—	51	107,518
Balance as of December 31, 2019	270,609	$1,803,663	(847)	$(32,066)	$2,201,653	$24,690	$1,292	$3,999,232

	Three Months Ended December 31, 2018
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of September 30, 2018	268,332	$1,730,933	(992)	$(30,381)	$1,993,099	$32,256	$1,123	$3,727,030
Issuance of Common Shares
Under employee stock option plans	62	1,740	—	—	—	—	—	1,740
Under employee stock purchase plans	175	5,696	—	—	—	—	—	5,696
Share-based compensation	—	6,885	—	—	—	—	—	6,885
Purchase of treasury stock	—	—	(370)	(12,815)	—	—	—	(12,815)
Issuance of treasury stock	—	(13,955)	545	13,955	—	—	—	—
Dividends ($0.1518 per Common Share)	—	—	—	—	(40,700)	—	—	(40,700)
Other comprehensive income (loss) - net	—	—	—	—	—	(6,285)	—	(6,285)
Net income for the quarter	—	—	—	—	104,432	—	29	104,461
Balance as of December 31, 2018	268,569	$1,731,299	(817)	$(29,241)	$2,056,831	$25,971	$1,152	$3,786,012

	Six Months Ended December 31, 2019
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	269,834	$1,774,214	(803)	$(28,766)	$2,113,883	$24,124	$1,215	$3,884,670
Issuance of Common Shares
Under employee stock option plans	415	11,359	—	—	—	—	—	11,359
Under employee stock purchase plans	360	12,540	—	—	—	—	—	12,540
Share-based compensation	—	14,674	—	—	—	—	—	14,674
Purchase of treasury stock	—	—	(300)	(12,424)	—	—	—	(12,424)
Issuance of treasury stock	—	(9,124)	256	9,124	—	—	—	—
Dividends declared ($0.3492 per Common Share)	—	—	—	—	(94,098)	—	—	(94,098)
Other comprehensive income (loss) - net	—	—	—	—	—	566	—	566
Net income for the quarter	—	—	—	—	181,868	—	77	181,945
Balance as of December 31, 2019	270,609	$1,803,663	(847)	$(32,066)	$2,201,653	$24,690	$1,292	$3,999,232

	Six Months Ended December 31, 2018
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2018	267,651	$1,707,073	(691)	$(18,732)	$1,994,235	$33,645	$1,037	$3,717,258
Adoption of ASU 2016-16 - cumulative effect	—	—	—	—	(26,780)	—	—	(26,780)
Adoption of Topic 606 - cumulative effect	—	—	—	—	29,786	—	—	29,786
Issuance of Common Shares
Under employee stock option plans	556	14,171	—	—	—	—	—	14,171
Under employee stock purchase plans	362	11,265	—	—	—	—	—	11,265
Share-based compensation	—	13,440	—	—	—	—	—	13,440
Purchase of treasury stock	—	—	(674)	(24,534)	—	—	—	(24,534)
Issuance of treasury stock	—	(14,025)	548	14,025	—	—	—	—
Dividends declared ($0.3036 per Common Share)	—	—	—	—	(81,166)	—	—	(81,166)
Other comprehensive income - net	—	—	—	—	—	(7,674)	—	(7,674)
Non-controlling interest	—	(625)	—	—	—	—	42	(583)
Net income for the year	—	—	—	—	140,756	—	73	140,829
Balance as of December 31, 2018	268,569	$1,731,299	(817)	$(29,241)	$2,056,831	$25,971	$1,152	$3,786,012
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Six Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income for the period	$181,945	$140,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	224,204	235,326
Share-based compensation expense	14,674	13,440
Pension expense	2,895	2,254
Amortization of debt issuance costs	2,276	2,157
Loss on sale and write down of property and equipment	—	9,428
Deferred taxes	34,168	8,909
Share in net (income) loss of equity investees	(1,948)	(7,863)
Changes in operating assets and liabilities:
Accounts receivable	2,598	33,548
Contract assets	(17,659)	(13,400)
Prepaid expenses and other current assets	(501)	12,532
Income taxes	(891)	17,324
Accounts payable and accrued liabilities	(33,235)	(29,748)
Deferred revenue	(64,093)	(69,151)
Other assets	2,357	4,919
Operating lease assets and liabilities, net	(2,105)	—
Net cash provided by operating activities	344,685	360,504
Cash flows from investing activities:
Additions of property and equipment	(38,212)	(33,464)
Purchase of Carbonite, Inc., net of cash and restricted cash acquired	(1,216,639)	—
Purchase of Dynamic Solutions Group Inc.	(4,149)	—
Purchase of Liaison Technologies, Inc.	—	(311,285)
Purchase of Guidance Software, Inc., net of cash acquired	—	(2,279)
Other investing activities	(5,541)	(6,373)
Net cash used in investing activities	(1,264,541)	(353,401)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	23,117	24,286
Proceeds from long-term debt and Revolver	750,000	—
Repayment of long-term debt and Revolver	(5,000)	(5,000)
Debt issuance costs	(979)	(322)
Purchase of Treasury Stock	(12,424)	(24,534)
Purchase of non-controlling interests	—	(583)
Payments of dividends to shareholders	(94,098)	(81,166)
Net cash provided by (used in) financing activities	660,616	(87,319)
Foreign exchange gain (loss) on cash held in foreign currencies	(4,071)	(5,901)
Increase (decrease) in cash, cash equivalents and restricted cash during the period	(263,311)	(86,117)
Cash, cash equivalents and restricted cash at beginning of the period	943,543	683,991
Cash, cash equivalents and restricted cash at end of the period	$680,232	$597,874

Reconciliation of cash, cash equivalents and restricted cash:	December 31, 2019	December 31, 2018
Cash and cash equivalents	$675,403	$595,069
Restricted cash included in Other assets	4,829	2,805
Total cash, cash equivalents and restricted cash	$680,232	$597,874
Supplemental cash flow disclosures (note 20)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2019
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa) and EC1 Pte. Ltd. (GXS Singapore), which as of December 31, 2019, were 70% and 81% owned, respectively, by OpenText. All inter-company balances and transactions have been eliminated.
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
These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes certain assets and liabilities of Dynamic Solutions Group Inc. (The Fax Guys), with effect from December 2, 2019, and the financial results of Carbonite, Inc. (Carbonite), with effect from December 24, 2019 (see note 19 "Acquisitions").
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
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted in Fiscal 2020
During Fiscal 2020, we have adopted the following ASUs, in addition to those discussed in note 1 "Basis of Presentation". The ASUs listed below did not have a material impact to our reported financial position, results of operations or cash flows:

•	ASU No. 2017-12 “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12)

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
Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward looking information to calculate credit loss estimates. Topic 326 is effective for us in our first quarter of our fiscal year ending June 30, 2021. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. We are currently evaluating Topic 326, including its potential impact to our process and controls. We believe the effect on our consolidated financial statements will largely depend on the composition and credit quality of our financial assets and the economic conditions at the time of adoption.
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
Cloud services and subscriptions revenue
Cloud services and subscriptions revenue are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced business-to-business (B2B) integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis. Our cloud arrangements can be broadly categorized as "platform as a service" (PaaS), "software as a service" (SaaS), cloud subscriptions and managed services.
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

Rights of return and other incentives
We do not generally offer rights of return or any other incentives such as concessions, product rotation, or price protection and, therefore, do not provide for or make estimates of rights of return and similar incentives. However, we do offer consumers who purchase certain of our products on-line directly from us an unconditional full 70-days money-back guarantee. Distributors and resellers are also permitted to return the consumer products, subject to certain limitations. Revenue is reduced for such rights based on the estimate of future returns originating from contractual agreements with these customers.
Additionally, in some contracts, however, discounts may be offered to the customer for future software purchases and other additional products or services. Such arrangements grant the customer an option to acquire additional goods or services in the future at a discount and therefore are evaluated under guidance related to “material rights” as discussed above.
Other policies
Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days of the invoice date. In certain arrangements, we will receive payment from a customer either before or after the performance obligation to which the invoice relates has been satisfied. As a practical expedient, we do not account for significant financing components if the period between when we transfer the promised good or service to the customer and when the customer pays for the product or service will be one year or less. On that basis, our contracts for license and maintenance typically do not contain a significant financing component, however, in determining the transaction price we consider whether we need to adjust the promised consideration for the effects of the time value of money if the timing of payments provides either the customer or OpenText with a significant benefit of financing. Our managed services contracts may not include an upfront charge for outsourced professional services performed as part of an implementation and are recovered through an ongoing fee. Therefore, these contracts may be expected to have a financing component associated with revenue being recognized in advance of billings.
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
Certain of our subscription services and product support arrangements generally contain performance response time guarantees. For subscription services arrangements, we estimate variable consideration using a portfolio approach because performance penalties are tied to standard response time requirements. For product support arrangements, we estimate variable consideration on a contract basis because such arrangements are customer-specific. For both subscription services and product support arrangements, we use an expected value approach to estimate variable consideration based on historical business practices and current and future performance expectations to determine the likelihood of incurring penalties.
Performance Obligations
A summary of our typical performance obligations and when the obligations are satisfied are as follows:

Performance Obligation	When Performance Obligation is Typically Satisfied
License revenue:
Software licenses (Perpetual,Term, Subscription)	When software activation keys have been made available for download (point in time)
Cloud services and subscriptions revenue:
Outsourced Professional Services	As the services are provided (over time)
Managed Services / Ongoing Hosting / SaaS	Over the contract term, beginning on the date that service is made available (i.e. "Go live") to the customer (over time)
Customer support revenue:
When and if available updates and upgrades and technical support	Ratable over the course of the service term (over time)
Professional service and other revenue:
Professional services	As the services are provided (over time)

Disaggregation of Revenue
The following table disaggregates our revenue by significant geographic area, based on the location of our end customer, and by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Total Revenues by Geography:
Americas (1)	$450,691	$420,696	$870,401	$810,036
EMEA (2)	252,268	243,937	462,435	458,412
Asia Pacific (3)	68,598	70,598	135,609	133,940
Total Revenues	$771,557	$735,231	$1,468,445	$1,402,388

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Total Revenues by Type of Performance Obligation:
Recurring revenue (4)
Cloud services and subscriptions revenue	$248,340	$219,233	$485,605	$427,316
Customer support revenue	315,508	310,354	627,806	621,905
Total recurring revenues	$563,848	$529,587	$1,113,411	$1,049,221
License revenue (perpetual, term and subscriptions)	138,095	132,756	215,993	209,643
Professional service and other revenue	69,614	72,888	139,041	143,524
Total revenues	$771,557	$735,231	$1,468,445	$1,402,388

Total Revenues by Timing of Revenue Recognition
Point in time	138,095	132,756	215,993	209,643
Over time (including professional service and other revenue)	633,462	602,475	1,252,452	1,192,745
Total revenues	$771,557	$735,231	$1,468,445	$1,402,388
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of December 31, 2019	As of June 30, 2019
Short-term contract assets	$22,794	$20,956
Long-term contract assets	$17,975	$15,386
Short-term deferred revenue	$718,861	$641,656
Long-term deferred revenue	$77,335	$46,974

The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the six months ended December 31, 2019, we reclassified $13.3 million of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three and six months ended December 31, 2019, respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the six months ended December 31, 2019 that was included in the deferred revenue balances at June 30, 2019 was approximately $491 million.
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
The following table summarizes the changes in total capitalized costs since June 30, 2019:

Capitalized costs to obtain a contract as of June 30, 2019	$48,284
New capitalized costs incurred	10,590
Amortization of capitalized costs	(7,715)
Adjustments on account of foreign exchange	(228)
Capitalized costs to obtain a contract as of December 31, 2019	$50,931

During the three and six months ended December 31, 2019, respectively, there was no significant impairment loss recognized in relation to costs capitalized.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2019, approximately $1.3 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 50% of this amount over the next 12 months and the remaining balance thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.

NOTE 4—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2019	$17,011
Bad debt expense	3,450
Write-off /adjustments	(2,524)
Balance as of December 31, 2019	$17,937

Included in accounts receivable are unbilled receivables in the amount of $80.5 million as of December 31, 2019 (June 30, 2019—$56.1 million).
NOTE 5—PROPERTY AND EQUIPMENT

	As of December 31, 2019
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$45,392	$(29,191)	$16,201
Office equipment	2,152	(1,244)	908
Computer hardware	286,043	(186,562)	99,481
Computer software	125,736	(95,262)	30,474
Capitalized software development costs	102,560	(62,420)	40,140
Leasehold improvements	125,155	(73,802)	51,353
Land and buildings	49,547	(14,656)	34,891
Total	$736,585	$(463,137)	$273,448

	As of June 30, 2019
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$40,260	$(26,492)	$13,768
Office equipment	1,993	(1,576)	417
Computer hardware	258,802	(177,402)	81,400
Computer software	119,018	(87,240)	31,778
Capitalized software development costs	95,729	(56,205)	39,524
Leasehold improvements	113,510	(66,520)	46,990
Land and buildings	49,557	(13,981)	35,576
Total	$678,869	$(429,416)	$249,453

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
In certain circumstances, we sublease all or a portion of a leased facility, to various other companies through a sublease agreement.

Lease Costs and Other Information
The following illustrates the various components of operating lease costs, lease term and discount rate for the period indicated:

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Operating lease cost	$15,955	$32,102
Short-term lease cost	190	288
Variable lease cost	764	1,507
Sublease income	(1,583)	(3,137)
Total lease cost	$15,326	$30,760

Weighted-average remaining lease term	6.05 years	6.05 years

Weighted-average discount rate	3.28%	3.28%

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payment made for variable lease cost and short-term lease are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities:	$18,461	$36,070
Right of use assets obtained in exchange for new operating lease liabilities	$10,557	$15,417

Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our operating leases liabilities as of December 31, 2019:

Fiscal years ending June 30,
2020 (six months ended June 30)	$39,817
2021	66,295
2022	54,406
2023	41,187
2024	30,844
Thereafter	81,161
Total Lease payments	$313,710
Less: Imputed interest	(28,450)
Total	$285,260
Reported as
Current operating lease liabilities	66,579
Non-current operating lease liabilities	218,681
Total	$285,260

Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under these agreements, we expect to receive sublease income of approximately $3.7 million over the remainder of Fiscal 2020, and approximately $27.2 million thereafter.
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
NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2019:

Balance as of June 30, 2019	$3,769,908
Acquisition of Carbonite (note 19)	885,547
Acquisition of The Fax Guys (note 19)	2,180
Adjustments relating to acquisitions prior to Fiscal 2020 that had open measurement periods (note 19)	842
Adjustments on account of foreign exchange	(1,985)
Balance as of December 31, 2019	$4,656,492

NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of December 31, 2019
	Cost	Accumulated Amortization	Net
Technology assets	$1,126,601	$(431,856)	$694,745
Customer assets	1,951,617	(838,290)	1,113,327
Total	$3,078,218	$(1,270,146)	$1,808,072

	As of June 30, 2019
	Cost	Accumulated Amortization	Net
Technology assets	$835,498	$(349,259)	$486,239
Customer assets	1,397,937	(737,672)	660,265
Total	$2,233,435	$(1,086,931)	$1,146,504

The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and seven years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2020 (six months ended June 30)	$239,877
2021	424,138
2022	384,751
2023	299,585
2024	220,855
2025 and beyond	238,866
Total	$1,808,072

NOTE 9—OTHER ASSETS

	As of December 31, 2019	As of June 30, 2019
Deposits and restricted cash	$13,527	$13,671
Capitalized costs to obtain a contract	37,692	35,593
Investments	69,712	67,002
Long-term prepaid expenses and other long-term assets	37,127	32,711
Total	$158,058	$148,977

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
Investments relate to certain non-marketable equity securities in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments is recorded as a component of other income (expense), net in our Condensed Consolidated Statements of Income. During the three and six months ended December 31, 2019, our share of income (loss) from these investments was $1.3 million and $1.9 million, respectively, (three and six months ended December 31, 2018 — $5.5 million and $7.9 million, respectively).
Long-term prepaid expenses and other long-term assets includes advance payments on long-term licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.

NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of December 31, 2019	As of June 30, 2019
Accounts payable—trade	$45,285	$46,323
Accrued salaries and commissions	113,901	131,430
Accrued liabilities(1)(2)	229,414	117,551
Accrued interest on Senior Notes	24,786	24,786
Amounts payable in respect of restructuring and other Special charges(1)	1,111	8,153
Asset retirement obligations	3,114	1,660
Total	$417,611	$329,903

Long-term accrued liabilities

	As of December 31, 2019	As of June 30, 2019
Amounts payable in respect of restructuring and other Special charges(1)	$—	$4,804
Other accrued liabilities(1)	2,186	30,338
Asset retirement obligations	12,791	14,299
Total	$14,977	$49,441

(1) Previously, in Fiscal 2019, tenant allowances, deferred rent, lease fair value adjustments and amounts payable relating to restructured facilities were included in total accrued liabilities. Effective July 1, 2019, these balances were reclassified to operating lease right of use assets in accordance with the adoption of Topic 842. See note 1 "Basis of Presentation" and note 6 "Leases" for more information.
(2) Includes approximately $89 million of Carbonite purchase consideration that was accrued and unpaid as of December 31, 2019, in accordance with the purchase agreement (see note 19 "Acquisitions").
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of December 31, 2019, the present value of this obligation was $15.9 million (June 30, 2019—$16.0 million), with an undiscounted value of $17.3 million (June 30, 2019—$17.6 million).

NOTE 11—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of December 31, 2019	As of June 30, 2019
Total debt
Senior Notes 2026	$850,000	$850,000
Senior Notes 2023	800,000	800,000
Notes due 2022	143,750	—
Term Loan B	982,500	987,500
Revolver	750,000	—
Total principal payments due	3,526,250	2,637,500

Premium on Senior Notes 2026	5,085	5,405
Make-whole premium on Notes due 2022(1)	9,881	—
Debt issuance costs	(27,199)	(28,027)
Total amount outstanding	3,514,017	2,614,878

Less:
Current portion of long-term debt
Notes due 2022 including make-whole premium	153,631	—
Term Loan B	10,000	10,000
Revolver	750,000	—
Total current portion of long-term debt	913,631	10,000

Non-current portion of long-term debt	$2,600,386	$2,604,878

(1) Represents the total value of the make-whole premium, assuming all holders convert at the temporarily increased conversion rate.
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
For the three and six months ended December 31, 2019, we recorded interest expense of $12.5 million and $25.0 million, respectively, relating to Senior Notes 2026 (three and six months ended December 31, 2018— $12.5 million and $25.0 million, respectively).
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
For the three and six months ended December 31, 2019, we recorded interest expense of $11.2 million and $22.5 million, respectively, relating to Senior Notes 2023 (three and six months ended December 31, 2018— $11.2 million and $22.5 million, respectively).
Notes due 2022
As part of our acquisition of Carbonite, our consolidated debt reflects $143.8 million of principal debt convertible notes (Notes due 2022). Notes due 2022 were originally issued by Carbonite, on April 4, 2017, in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes due 2022 were issued under an Indenture (the 2022 Notes Indenture) between Carbonite and U.S. Bank National Association, as trustee (the 2022 Notes Trustee). The Notes due 2022 accrue interest at 2.5% per year, payable semiannually in arrears on April 1 and October 1 of each year. The Notes due 2022 will mature on April 1, 2022, unless earlier repurchased, redeemed or converted. Carbonite, now a subsidiary of OpenText, remains the sole obligor on the Notes due 2022.
In connection with our acquisition of Carbonite, and as required by the 2022 Notes Indenture, Carbonite and the 2022 Notes Trustee entered into a first supplemental indenture, dated as of December 24, 2019 (the 2022 Notes Supplemental Indenture). The 2022 Notes Supplemental Indenture provides that, at and after the effective time of our acquisition of Carbonite, the right to convert each $1,000 principal amount of the Notes due 2022 was changed into the right to convert such principal amount of the Notes due 2022 solely into cash in an amount equal to the Conversion Rate (as defined in the 2022 Notes Indenture) in effect on the Conversion Date (as defined in the 2022 Notes Indenture) multiplied by $23.00, which was the price per share we paid in connection with our acquisition of Carbonite.
As a result of our acquisition of Carbonite, the Conversion Rate for the Notes due 2022 was temporarily increased by 7.7633 per $1,000 principal amount of Notes due 2022 to yield a Conversion Rate of 46.4667 per $1,000 principal amount of Notes due 2022.  The increased Conversion Rate will remain in effect until the close of business (5:00 P.M. New York City time) on February 27, 2020.  During the period between our acquisition of Carbonite and that date, each $1,000 principal amount of Notes due 2022 surrendered for conversion will be converted into $1,068.7341 in cash.
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
Term Loan B has a seven year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of December 31, 2019, the outstanding balance on the Term Loan B bears an interest rate of approximately 3.45%.
For the three and six months ended December 31, 2019, we recorded interest expense of $9.0 million and $19.1 million, respectively, relating to Term Loan B (three and six months ended December 31, 2018—$10.3 million and $20.1 million).
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of December 31, 2019, the outstanding balance on the Revolver bears an interest rate of approximately 3.29%.
During the three months ended December 31, 2019 we drew down $750 million from the Revolver to partially fund the acquisition of Carbonite. As of December 31, 2019, the full amount drawn remained outstanding (June 30, 2019—nil). During the three and six months ended December 31, 2019, we recorded interest expense relating to amounts drawn of approximately $0.6 million, respectively.
As of December 31, 2018, we had no outstanding balance on the Revolver. There was no activity during the three and six months ended December 31, 2018 and we recorded no interest expense.

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
NOTE 12—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP) and other plans as of December 31, 2019 and June 30, 2019:

	As of December 31, 2019
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$35,221	$700	$34,521
GXS GER defined benefit plan	25,650	986	24,664
GXS PHP defined benefit plan	7,113	93	7,020
Other plans	7,964	491	7,473
Total	$75,948	$2,270	$73,678

	As of June 30, 2019
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$35,836	$675	$35,161
GXS GER defined benefit plan	26,739	1,012	25,727
GXS PHP defined benefit plan	6,904	124	6,780
Other plans	8,052	481	7,571
Total	$77,531	$2,292	$75,239
* The current portion of the benefit obligation has been included within "Accrued salaries and commissions", all within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets (see note 10 "Accounts Payable and Accrued Liabilities").
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of December 31, 2019, there is approximately $0.5 million in accumulated other comprehensive income related to the CDT plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2020.
GXS GER Plan
As part of our acquisition of GXS Group, Inc. (GXS) in Fiscal 2014, we assumed an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of December 31, 2019, there is approximately $0.1 million in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2020.
GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of approximately $0.03 million as of December 31, 2019, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of December 31, 2019, there is approximately $0.1 million in accumulated other comprehensive income related to the GXS PHP plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2020.
The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of December 31, 2019				As of June 30, 2019
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of period	$35,836	$26,739	$6,904	$69,479	$32,651	$25,382	$3,853	$61,886
Service cost	286	159	609	1,054	550	566	771	1,887
Interest cost	229	168	173	570	642	489	300	1,431
Benefits paid	(313)	(472)	(115)	(900)	(626)	(996)	(140)	(1,762)
Actuarial (gain) loss	90	(269)	(559)	(738)	3,365	1,872	1,957	7,194
Foreign exchange (gain) loss	(907)	(675)	101	(1,481)	(746)	(574)	163	(1,157)
Benefit obligation—end of period	35,221	25,650	7,113	67,984	35,836	26,739	6,904	69,479
Less: Current portion	(700)	(986)	(93)	(1,779)	(675)	(1,012)	(124)	(1,811)
Non-current portion of benefit obligation	$34,521	$24,664	$7,020	$66,205	$35,161	$25,727	$6,780	$67,668

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended December 31,
	2019				2018
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$144	$80	$310	$534	$136	$140	$159	$435
Interest cost	115	84	88	287	159	121	72	352
Amortization of actuarial (gains) and losses	235	61	(72)	224	175	33	(139)	69
Net pension expense	$494	$225	$326	$1,045	$470	$294	$92	$856

	Six Months Ended December 31,
	2019				2018
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$286	$159	$609	$1,054	$277	$285	$335	$897
Interest cost	229	168	173	570	324	247	140	711
Amortization of actuarial (gains) and losses	469	122	(143)	448	351	66	(279)	138
Net pension expense	$984	$449	$639	$2,072	$952	$598	$196	$1,746

In determining the fair value of the pension plan benefit obligations as of December 31, 2019 and June 30, 2019, respectively, we used the following weighted-average key assumptions:

	As of December 31, 2019			As of June 30, 2019
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.50%	2.50%	6.50%	2.50%	2.50%	6.50%
Pension increases	2.00%	2.00%	N/A	2.00%	2.00%	N/A
Discount rate	1.30%	1.30%	5.25%	1.32%	1.32%	5.00%
Normal retirement age	65-67	65-67	60	65-67	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	12.19%	—%	—%	12.19%
to age 25	—%	—%	16.58%	—%	—%	16.58%
to age 30	1.00%	—%	13.97%	1.00%	—%	13.97%
to age 35	0.50%	—%	10.77%	0.50%	—%	10.77%
to age 40	—%	—%	7.39%	—%	—%	7.39%
to age 45	0.50%	—%	3.28%	0.50%	—%	3.28%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%

Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2020 (six months ended June 30)	$331	$493	$31
2021	739	985	268
2022	810	1,017	266
2023	909	1,017	222
2024	1,014	1,023	278
2025 to 2029	5,851	5,171	2,890
Total	$9,654	$9,706	$3,955

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

NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three and six months ended December 31, 2019, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.1746 and $0.3492, respectively, per Common Share in the aggregate amount of $47.1 million and $94.1 million, respectively, which we paid during the same period.
For the three and six months ended December 31, 2018, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.1518 and $0.3036, respectively, per Common Share in the aggregate amount of $40.7 million and $81.2 million, respectively.
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
During the three and six months ended December 31, 2019, we repurchased nil and 300,000, respectively, of our Common Shares in the open market, at a cost of approximately nil and $12.4 million, respectively, for potential reissuance under our LTIP or other plans (three and six months ended December 31, 2018—370,265 and 674,265, respectively, Common Shares at a cost of $12.8 million and $24.5 million, respectively). See below for more details on our various plans.
Reissuance
During the three and six months ended December 31, 2019, we reissued 255,502 Common Shares, respectively, from treasury stock (three and six months ended December 31, 2018—544,929 and 547,897 Common Shares, respectively), in connection with the settlement of awards.
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Stock options	$2,667	$2,319	$4,677	$4,921
Performance Share Units (issued under LTIP)	1,521	851	2,921	1,694
Restricted Share Units (issued under LTIP)	1,309	1,626	2,969	3,011
Restricted Share Units (other)	10	52	20	133
Deferred Share Units (directors)	1,124	1,032	1,875	1,693
Employee Share Purchase Plan	1,152	1,005	2,212	1,988
Total share-based compensation expense	$7,783	$6,885	$14,674	$13,440

Summary of Outstanding Stock Options
As of December 31, 2019, an aggregate of 7,511,605 options to purchase Common Shares were outstanding and an additional 8,573,945 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.

A summary of activity under our stock option plans for the six months ended December 31, 2019 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2019	7,102,753	$31.82
Granted	982,440	39.33
Exercised	(414,682)	27.39
Forfeited or expired	(158,906)	34.48
Outstanding at December 31, 2019	7,511,605	$32.99	4.02	$83,257
Exercisable at December 31, 2019	2,855,956	$28.42	2.55	$44,688
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Weighted–average fair value of options granted	$6.74	$7.37	$6.49	$8.55
Weighted-average assumptions used:
Expected volatility	22.03%	25.95%	22.09%	26.05%
Risk–free interest rate	1.55%	2.97%	1.65%	2.82%
Expected dividend yield	1.64%	1.73%	1.67%	1.49%
Expected life (in years)	4.11	4.32	4.11	4.32
Forfeiture rate (based on historical rates)	7%	6%	7%	6%
Average exercise share price	$41.13	$33.97	$39.33	$38.56

As of December 31, 2019, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $24.5 million, which will be recognized over a weighted-average period of approximately 2.9 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and six months ended December 31, 2019, cash in the amount of $6.8 million and $11.4 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and six months ended December 31, 2019 from the exercise of options eligible for a tax deduction was $0.6 million and $0.9 million, respectively.
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
As of December 31, 2019, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $24.1 million, which is expected to be recognized over a weighted average period of 2.1 years.
LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants are referred to in this Quarterly Report on Form 10-Q based upon the year in which the grants are expected to vest.
Fiscal 2019 LTIP
Grants made in Fiscal 2017 under the LTIP (collectively referred to as Fiscal 2019 LTIP), consisting of PSUs and RSUs, took effect in Fiscal 2017 starting on August 14, 2016. We settled the Fiscal 2019 LTIP awards by issuing 255,502 Common Shares from treasury stock during the three months ended December 31, 2019, with a cost of $9.1 million.
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
Restricted Share Units (RSUs)
During the three and six months ended December 31, 2019, we did not grant any RSUs to employees in accordance with employment and other non-LTIP related agreements (three and six months ended December 31, 2018—nil). RSUs vest over a specified contract date, typically three years from the respective date of grants. We expect to settle RSU awards in stock.
During the three and six months ended December 31, 2019, we did not issue any Common Shares from treasury stock in connection with the settlement of vested RSUs (three and six months ended December 31, 2018—5,826 and 8,794 Common Shares, respectively, with a cost of $0.2 million and $0.3 million, respectively).
Deferred Stock Units (DSUs)
During the three and six months ended December 31, 2019, we granted 70,609 and 74,408 DSUs, respectively, to certain non-employee directors (three and six months ended December 31, 2018—90,184 and 93,342 DSUs, respectively). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.

Employee Share Purchase Plan (ESPP)
Our ESPP offers employees a purchase price discount of 15%.
During the three and six months ended December 31, 2019, 139,462 and 327,543 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and six months ended December 31, 2018—160,088 and 336,162 Common Shares, respectively).
During the three and six months ended December 31, 2019, cash in the amount of approximately $5.2 million and $11.7 million, respectively, was received from employees relating to the ESPP (three and six months ended December 31, 2018—$4.4 million and $10.1 million, respectively).
NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2020— June 30, 2020	July 1, 2020— June 30, 2022	July 1, 2022— June 30, 2024	July 1, 2024 and beyond
Long-term debt obligations (1)	$3,449,651	$223,222	$277,680	$1,031,371	$1,917,378
Purchase obligations for contracts not accounted for as lease obligations (2)	60,978	23,135	32,843	5,000	—
	$3,510,629	$246,357	$310,523	$1,036,371	$1,917,378

(1) Includes interest up to maturity and principal payments. Please see note 11 "Long-Term Debt" for more details.
(2) For contractual obligations relating to leases and purchase obligations accounted for under Topic 842, please see note 6 "Leases".
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this Quarterly Report on Form 10-Q, the aggregate of such accrued liabilities was not material to our consolidated financial position or results of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations. As described more fully below, we are unable at this time to estimate a possible loss or range of losses in respect of certain disclosed matters.

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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013 and Fiscal 2014. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of December 31, 2019, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013 and Fiscal 2014 to be limited to penalties and interest that may be due of approximately $25 million.
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
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the “Securities Actions”). On November 21, 2019, the court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants' answer or responsive pleading is due by March 10, 2020. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this action and are unable to reasonably estimate the amount or range of loss, if any, that could result from this proceeding.
Carbonite vs Realtime Data
On February 27, 2017, prior to our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (“Realtime Data”) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas "Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL)", alleging that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the asserted patents against other companies around the country. In one of those suits, filed in the U.S. District Court for the District of Delaware, the Delaware Court on July 29, 2019 dismissed the lawsuit after declaring invalid three of the four patents asserted by Realtime Data against Carbonite. By way of Order dated August 19, 2019, the U.S. District Court for the District of Massachusetts stayed the action against Carbonite pending appeal of the dismissal in the Delaware lawsuit. As to the fourth patent, the U.S. Patent & Trademark Office Patent Trial and Appeal Board on September 24, 2019 invalidated certain claims of that patent. No trial date has been set in the action against Carbonite. The Company is defending Carbonite vigorously. We have not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and we remain unable to reasonably estimate a possible loss or range of loss associated with this litigation.

Please also see "Risk Factors" included in our Annual Report on Form 10-K for Fiscal 2019.
NOTE 15—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
The effective tax rate increased to a provision of 30.3% for the three months ended December 31, 2019, compared to 25.8% for the three months ended December 31, 2018. The increase in tax expense of $10.6 million was primarily due to (i) an increase of $16.8 million relating mainly to a one-time reversal of accruals for repatriations from subsidiaries in the United States in Fiscal 2019 that did not recur in Fiscal 2020, (ii) an increase in tax filings in excess of estimates of $6.0 million and (iii) an increase in net income taxed at foreign rates of $3.3 million. These were partially offset by (i) a decrease of $11.6 million in reserves for unrecognized tax benefits resulting from clarifications provided by tax regulations and taxation years becoming statute barred and (ii) a decrease of $4.5 million related to tax costs of internal reorganizations that did not recur in Fiscal 2020. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate decreased to a provision of 27.8% for the six months ended December 31, 2019, compared to 31.9% for the six months ended December 31, 2018. Tax expense increased by $3.8 million primarily due to (i) the increase in net income taxed at foreign rates of $11.8 million, (ii) an increase of $14.9 million relating to a one-time reversal of accruals for repatriations from subsidiaries in the United States in Fiscal 2019 that did not recur in Fiscal 2020 and (iii) an increase in tax filing in excess of estimates of $7.3 million. These were partially offset by (i) a decrease of $22.4 million in reserves for unrecognized tax benefit resulting from clarifications provided by tax regulations and taxation years becoming statute barred and (ii) a decrease of $7.9 million relating to the tax impact of internal reorganizations of subsidiaries that did not reoccur Fiscal 2020. The remainder of the difference was due to normal course movements and non-material items.
We recognize interest expense and penalties related to income tax matters in income tax expense. For the three and six months ended December 31, 2019 and 2018, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Interest expense (recoveries)	$2,652	$1,570	$1,234	$4,607
Penalties expense (recoveries)	(156)	67	75	559
Total	$2,496	$1,637	$1,309	$5,166

The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of December 31, 2019	As of June 30, 2019
Interest expense accrued *	$65,870	$64,530
Penalties accrued *	$2,526	$2,525
* These balances are primarily included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of December 31, 2019, could decrease tax expense in the next 12 months by $7.1 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2012 for Germany, 2010 for the United States, 2012 for Luxembourg, and 2012 for Canada.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, Germany, India, and the United Kingdom. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States and Canada audits are included in note 14 "Guarantees and Contingencies".
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
As at December 31, 2019, we have recognized a provision of $19.3 million (June 30, 2019—$17.4 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2019 and June 30, 2019:

	December 31, 2019				June 30, 2019
		Fair Market Measurements using:				Fair Market Measurements using:
	December 31, 2019	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2019	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward contracts designated as cash flow hedges (note 17)	$1,005	N/A	$1,005	N/A	$736	N/A	$736	N/A

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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended December 31, 2019 and 2018, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended December 31, 2019 and 2018, no indications of impairment were identified and therefore no fair value measurements were required.
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of December 31, 2019, is recorded within "Prepaid expenses and other current assets".
As of December 31, 2019, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $64.0 million (June 30, 2019—$62.0 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 16 "Fair Value Measurement")

		As of December 31, 2019	As of June 30, 2019
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$1,005	$736

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three and Six Months Ended December 31, 2019
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019		Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Foreign currency forward contracts	$1,134	$356	Operating expenses	$98	$87

Three and Six Months Ended December 31, 2018
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018		Three Months Ended December 31, 2018	Six Months Ended December 31, 2018
Foreign currency forward contracts	$(2,554)	$(1,871)	Operating expenses	$(636)	$(1,134)

NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Fiscal 2019 Restructuring Plan	$23	$5,993	$1,679	$26,239
Fiscal 2018 Restructuring Plan	65	(25)	86	510
Restructuring Plans prior to Fiscal 2018 Restructuring Plan	(481)	(79)	(282)	475
Acquisition-related costs	7,779	3,197	10,445	3,704
Other charges (recoveries)	2,686	294	3,245	1,763
Total	$10,072	$9,380	$15,173	$32,691

Fiscal 2019 Restructuring Plan
During Fiscal 2019, we began to implement restructuring activities to streamline our operations (Fiscal 2019 Restructuring Plan), including in connection with our acquisitions of Catalyst Repository Systems Inc. (Catalyst) and Liaison Technologies, Inc. (Liaison), to take further steps to improve our operational efficiency. The Fiscal 2019 Restructuring Plan charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
Since the inception of the plan, approximately $30.0 million has been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges relating to this plan.

A reconciliation of the beginning and ending liability for the six months ended December 31, 2019 is shown below.

Fiscal 2019 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2019	$1,819	$5,288	$7,107
Adjustment for Topic 842 (note 1 and note 6)	—	(5,288)	(5,288)
Accruals and adjustments	589	1,090	1,679
Cash payments	(1,555)	(1,090)	(2,645)
Foreign exchange and other non-cash adjustments	(211)	—	(211)
Balance payable as at December 31, 2019	$642	$—	$642

Fiscal 2018 Restructuring Plan
During Fiscal 2018 and in the context of our acquisitions of Covisint Corporation, Guidance Software Inc. and Hightail, Inc., we implemented restructuring activities to streamline our operations (collectively referred to as the Fiscal 2018 Restructuring Plan). The Fiscal 2018 Restructuring Plan charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
Since the inception of the plan, approximately $10.7 million has been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges relating to this plan.
A reconciliation of the beginning and ending liability for the six months ended December 31, 2019 is shown below.

Fiscal 2018 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2019	$150	$486	$636
Adjustment for Topic 842 (note 1 and note 6)	—	(486)	(486)
Accruals and adjustments	(62)	148	86
Cash payments	(39)	(148)	(187)
Foreign exchange and other non-cash adjustments	(9)	—	(9)
Balance payable as at December 31, 2019	$40	$—	$40

Other charges (recoveries)
For the three months ended December 31, 2019, "Other charges" includes $0.1 million relating to the write-off of ROU assets and $2.6 million relating to other miscellaneous charges.
For the six months ended December 31, 2019, "Other charges" includes $0.7 million relating to the write-off of ROU assets and approximately $2.6 million relating to other miscellaneous charges.
For the three months ended December 31, 2018, "Other charges" include $0.3 million relating to other miscellaneous charges.
For the six months ended December 31, 2018, "Other charges" include (i) $1.1 million relating to one-time system implementation costs and (ii) $0.7 million relating to other miscellaneous charges.
NOTE 19—ACQUISITIONS
Fiscal 2020 Acquisitions
Acquisition of Carbonite, Inc.
On December 24, 2019, we acquired all of the equity interest in Carbonite, a leading provider of cloud-based subscription backup, disaster recovery and endpoint security to small and medium-sized businesses (SMB), consumers, and a wide variety of partners. Total consideration for Carbonite was approximately $1.4 billion, comprised of $1.3 billion paid in cash (inclusive of cash acquired) and approximately $0.1 billion currently held back and unpaid in accordance with the purchase agreement. In accordance with Accounting Standards Codification (ASC) Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination. We believe the acquisition will increase our position in the data protection and endpoint security space, further strengthen our cloud capabilities and open a new route to connect with customers through Carbonite's marquee SMB and consumer channels and products.
The results of operations of Carbonite have been consolidated with those of OpenText beginning December 24, 2019.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of December 24, 2019, are set forth below:

Current assets (inclusive of cash acquired of $62.9 million)	$131,119
Non-current tangible assets (inclusive of restricted cash acquired of $2.4 million)	93,111
Intangible customer assets	549,000
Intangible technology assets	291,000
Liabilities assumed	(578,747)
Total identifiable net assets	485,483
Goodwill	885,547
Net assets acquired	$1,371,030

The goodwill of approximately $885.5 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $6.9 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of approximately $171.5 million, which represents our estimate of the fair value of the contractual obligations assumed. In arriving at this fair value, we reduced the acquired company’s original carrying value by approximately $74.9 million.
The fair value of current assets acquired includes accounts receivable with a fair value of $49.8 million. The gross amount receivable was $51.2 million of which $1.4 million of this receivable was expected to be uncollectible.
Acquisition-related costs for Carbonite included in "Special charges (recoveries)" in the Condensed Consolidated Financial Statements for the three and six months ended December 31, 2019 were $7.4 million, respectively.
The finalization of the above purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including intangible assets and taxation-related balances as well as for potential unrecorded liabilities. We expect to finalize this determination on or before our quarter ending December 31, 2020.
The amount of Carbonite's revenues and net income included in our Condensed Consolidated Statements of Income for the three months ended December 31, 2019 is set forth below:

December 24, 2019 - December 31, 2019
Revenues	$9,511
Net Loss *	(3,654)
* Net loss includes one-time fees of approximately $2.6 million on account of special charges and $4.2 million of amortization charges relating to intangible assets, all net of tax.

The unaudited pro forma revenues and net income (loss) of the combined entity for the three and six months ended December 31, 2019 and 2018, respectively, had the acquisition been consummated on July 1, 2018, are set forth below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Supplemental Unaudited Pro Forma Information(1)
Total Revenues	887,563	812,197	1,710,047	1,557,036
Net Income (loss) (2) (3)	78,571	76,024	117,789	(9,748)
(1)Carbonite had recently purchased Webroot Inc. in March 2019. The supplemental pro forma revenues and net income (loss) shown above do not include the results of operations of Webroot Inc. for periods prior to the Webroot acquisition date.
(2) Included in pro forma net income (loss) for the six months ended December 31, 2018 are approximately $127 million of one-time expenses incurred by Carbonite on account of the acquisition and the related tax effect of approximately $33 million. These one-time expenses included i) approximately $74 million related to the accelerated vesting of historical Carbonite equity awards, ii) approximately $29 million of one time fees, primarily related to transaction costs triggered by the closing of the acquisition, iii) $21 million related to the extinguishment of certain of Carbonite's historical debt and interest rate swaps and iv) approximately $3 million in employee severance costs.
(3) Included in pro forma net income for the three and six months ended December 31, 2019 and 2018 are estimated amortization charges relating to the allocated value of intangible assets.
The unaudited pro forma financial information in the table above is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented or the results that may be realized in the future.
Acquisition of Dynamic Solutions Group Inc. (The Fax Guys)
On December 2, 2019, we acquired certain assets and assumed certain liabilities of The Fax Guys, for approximately $5.3 million, of which $1.2 million is currently held back and unpaid in accordance with the terms of the purchase agreement. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements our Enterprise Information Management (EIM) portfolio.
The results of operations of The Fax Guys have been consolidated with those of OpenText beginning December 2, 2019.
Since the date of acquisition, the acquisition had no significant impact on revenues and net earnings for the three and six months ended December 31, 2019. Pro forma results of operations for this acquisition have not been presented because they are not material to our consolidated results of operations.
Fiscal 2019 Acquisitions
Acquisition of Catalyst Repository Systems Inc.
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
The finalization of the purchase price allocation is pending the finalization of the valuation of fair value assets acquired and liabilities assumed, including tax balances. We expect to finalize this determination during the three months ended March 31, 2020.

Acquisition of Liaison Technologies, Inc.
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
Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of December 17, 2018, are set forth below:

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
The finalization of the purchase price allocation during the three months ended December 31, 2019 did not result in any significant changes to the preliminary amounts previously disclosed.
NOTE 20—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Cash paid during the period for interest	$34,685	$36,136	$68,129	$68,763
Cash received during the period for interest	$3,474	$2,624	$7,423	$3,359
Cash paid during the period for income taxes	$23,037	$31,445	$33,372	$39,812

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Basic earnings per share
Net income attributable to OpenText	$107,467	$104,432	$181,868	$140,756
Basic earnings per share attributable to OpenText	$0.40	$0.39	$0.67	$0.52
Diluted earnings per share
Net income attributable to OpenText	$107,467	$104,432	$181,868	$140,756
Diluted earnings per share attributable to OpenText	$0.40	$0.39	$0.67	$0.52
Weighted-average number of shares outstanding (in 000's)
Basic	270,450	268,524	270,232	268,276
Effect of dilutive securities	1,140	876	1,096	1,120
Diluted	271,590	269,400	271,328	269,396
Excluded as anti-dilutive(1)	2,541	3,171	2,360	2,597

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
During the six months ended December 31, 2019, Mr. Stephen Sadler, a director, earned approximately $0.4 million (six months ended December 31, 2018—$0.4 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 23—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on January 29, 2020, a dividend of $0.1746 per Common Share. The record date for this dividend is February 28, 2020 and the payment date is March 20, 2020. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Fiscal 2020 Restructuring Plan
On January 29, 2020, our Board approved a restructuring plan that will impact our global workforce and consolidate certain real estate facilities in an effort to further streamline our operations, inclusive of Carbonite (Fiscal 2020 Restructuring Plan). The total size of the plan is expected to be approximately $26 million to $34 million and is proposed to be undertaken in phases throughout calendar year 2020 and the first half of calendar year 2021. We currently expect to incur charges related to this plan in the following amounts:

•	Workforce restructurings of approximately $13 million to $17 million; and

•	Facility consolidations of approximately $13 million to $17 million.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, "might", "will" and other similar language, as they relate to Open Text Corporation (“OpenText” or the “Company”), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to: (i) statements about our focus in the fiscal year beginning July 1, 2019 and ending June 30, 2020 (Fiscal 2020) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management (IM) capabilities; (iii) our future business plans and business planning process; (iv) statements relating to business trends; (v) statements relating to distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases and the timing thereof; (viii) the Company’s financial conditions, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) statements about acquisitions and their expected impact; and (xxiii) other matters.
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (ii) the potential for the incurrence of or assumption of debt in connection with acquisitions and the impact on the ratings or outlooks of rating agencies on our outstanding debt securities; (iii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (iv) the risks associated with bringing new products and services to market; (v) fluctuations in currency exchange rates (including as a result of the impact of Brexit and any policy changes resulting from trade and tariff disputes); (vi) delays in the purchasing decisions of the Company’s customers; (vii) the competition the Company faces in its industry and/or marketplace; (viii) the final determination of litigation, tax audits (including tax examinations in the United States, Canada or elsewhere) and other legal proceedings; (ix) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, U.S. or international tax regimes; (x) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xi) the continuous commitment of the Company’s customers; (xii) demand for the Company’s products and services; (xiii) increase in exposure to international business risks (including as a result of the impact of Brexit and any policy changes resulting from the transition from the North American Free Trade Agreement to the United States-Mexico-Canada Agreement) as we continue to increase our international operations; (xiv) inability to raise capital at all or on not unfavorable terms in the future; (xv) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xvi) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement including General Data Protection Regulation (GDPR) and Country by Country Reporting; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the IM market; (ix) the Company’s competitive position in the IM market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the IM marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security breaches in connection with the Company's offerings and information technology systems generally; and (xiv) failure to attract and retain key personnel to develop and effectively manage the Company's business.
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
All dollar and percentage comparisons made herein refer to the three and six months ended December 31, 2019 compared with the three and six months ended December 31, 2018, unless otherwise noted.
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.
EXECUTIVE OVERVIEW
OpenText is an information management company, historically focused primarily on enabling the intelligent and connect enterprise. With our recent acquisition of Carbonite Inc. (Carbonite), we believe we have entered into the next phase of our Total Growth strategy where we have an opportunity to take advantage of Carbonite's world-class channel organization and partners, to bring our information management (IM) solutions to all size customers, including small and medium businesses (SMB) and consumers. The comprehensive OpenText IM platform and suite of software products and services provide secure and scalable solutions for global companies, SMBs, governments and consumers around the world. With our software, organizations manage a valuable asset - information: information that is made more valuable by connecting it to digital business processes, information that is enriched with analytics, information that is protected and secure throughout its entire lifecycle, information that captivates customers, and information that connects and fuels some of the world's largest digital supply chains in manufacturing, retail, and financial services. Our IM solutions are designed to enable organizations and professional consumers to secure their information so that they can collaborate with confidence, validate endpoints with all machines and the Internet of Things (IoT), stay ahead of the regulatory technology curve, identify threats that cross their networks, leverage discovery with information forensics, and gain insight and action through analytics, artificial intelligence (AI) and automation.
We offer software through traditional on-premises solutions, cloud solutions or a combination of both. We believe our customers will operate in hybrid on-premises and cloud environments, and we are ready to support the delivery method the customer prefers. In providing choice and flexibility, we strive to maximize the lifetime value of the relationship with our customers.
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. We are a multinational company and as of December 31, 2019, employed approximately 14,600 people worldwide.
Our ticker symbol on both the NASDAQ and the TSX is "OTEX".
Quarterly Summary:
During the second quarter of Fiscal 2020 we saw the following activity:

•	Total revenue was $771.6 million, up 4.9% compared to the same period in the prior fiscal year; up 6.3% after factoring the impact of $10.2 million of foreign exchange rate changes.

•
Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $563.8 million, up 6.5% compared to the same period in the prior fiscal year; up 7.8% after factoring the impact of $6.9 million of foreign exchange rate changes.

•
Cloud services and subscriptions revenue was $248.3 million, up 13.3% compared to the same period in the prior fiscal year; up 14.1% after factoring the impact of $1.8 million of foreign exchange rate changes.

•	License revenue was $138.1 million, up 4.0% compared to the same period in the prior fiscal year; up 5.6% after factoring the impact of $2.1 million of foreign exchange rate changes.

•	GAAP-based EPS, diluted, was $0.40 compared to $0.39 in the same period in the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $0.84 compared to $0.80 in the same period in the prior fiscal year.

•	GAAP-based gross margin was 69.9% compared to 69.0% in the same period in the prior fiscal year.

•	Non-GAAP-based gross margin was 75.5% compared to 75.7% in the same period in the prior fiscal year.

•	GAAP-based net income attributable to OpenText was $107.5 million compared to $104.4 million in the same period in the prior fiscal year.

•	Non-GAAP-based net income attributable to OpenText was $227.0 million compared to $215.7 million in the same period in the prior fiscal year.

•	Adjusted EBITDA was $317.0 million compared to $308.3 million in the same period in the prior fiscal year.

•	Operating cash flow was $344.7 million for the six months ended December 31, 2019, down 4.4% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $675.4 million as of December 31, 2019, compared to $941.0 million as of June 30, 2019.
See "Use of Non-GAAP Financial Measures" below for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
See "Acquisitions" below for the impact of acquisitions on the period-to-period comparability of results.
Acquisitions
Our competitive position in the marketplace requires us to maintain an evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, on an ongoing basis we regularly evaluate acquisition opportunities within our market and at any time may be in various stages of discussions with respect to such opportunities.
Acquisition of Carbonite, Inc.
On December 24, 2019, we acquired all of the equity interest in Carbonite, Inc. (Carbonite), a leading provider of cloud-based subscription backup, disaster recovery and endpoint security to SMB, consumers, and a wide variety of partners. Total consideration for Carbonite was approximately $1.4 billion, comprised of $1.3 billion paid in cash (inclusive of cash acquired) and approximately $0.1 billion currently held back and unpaid in accordance with the purchase agreement. We believe the acquisition will increase our position in the data protection and endpoint security space, further strengthen our cloud capabilities and open a new route to connect with customers through Carbonite's marquee SMB and consumer channels and products. The results of operations of Carbonite have been consolidated with those of OpenText beginning December 24, 2019.
Acquisition of Dynamic Solutions Group Inc. (The Fax Guys)
On December 2, 2019, we acquired certain assets and certain liabilities of The Fax Guys, for approximately $5.3 million, of which $1.2 million is currently held back and unpaid in accordance with the terms of the purchase agreement. The results of operations of The Fax Guys have been consolidated with those of OpenText beginning December 2, 2019.
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
We are committed to continuous innovation. Our investments in research and development (R&D) drive product innovation, increasing the value of our offerings to our installed customer base, which includes Global 10,000 companies, SMBs and consumers. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. On a fiscal year to date basis, we have invested approximately $161 million or approximately 11% of revenue in R&D, in line with our target to spend approximately 11% to 13% of revenues for R&D this fiscal year.
The cloud is quickly becoming a business imperative. What used to be discussed as a potential option for managing budgets, is now a strategic direction that drives competitive positioning, product innovation, business agility, and cost management. We are committed to continue our investment in The OpenText Cloud, which is a purpose-built cloud environment for solutions spanning Information Management, Compliance, and B2B Integration. Supported by a global, scalable, and secure infrastructure, OpenText Cloud includes a foundational platform of technology services, and packaged business applications for industry and business processes. The OpenText Cloud enables organizations to protect and manage information in public, private or hybrid deployments.
We remain a value oriented and disciplined strategic acquirer, having efficiently deployed approximately $7.5 billion on acquisitions over the last 10 years. Mergers and acquisitions are one of our leading growth drivers. We believe in creating value by focusing on acquiring strategic businesses, integrating them into our business model and using our acquired assets to innovate. We have developed a philosophy, which we refer to as “The OpenText Business System”, that is designed to create value by leveraging a clear set of operational mandates for integrating newly acquired companies and assets. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our Total Growth strategy.
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
Summary of Results of Operations

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Total Revenues by Product Type:
License	$138,095	$5,339	$132,756	$215,993	$6,350	$209,643
Cloud services and subscriptions	248,340	29,107	219,233	485,605	58,289	427,316
Customer support	315,508	5,154	310,354	627,806	5,901	621,905
Professional service and other	69,614	(3,274)	72,888	139,041	(4,483)	143,524
Total revenues	771,557	36,326	735,231	1,468,445	66,057	1,402,388
Total Cost of Revenues	232,385	4,363	228,022	460,893	6,558	454,335
Total GAAP-based Gross Profit	539,172	31,963	507,209	1,007,552	59,499	948,053
Total GAAP-based Gross Margin %	69.9%		69.0%	68.6%		67.6%
Total GAAP-based Operating Expenses	354,432	21,155	333,277	690,299	15,405	674,894
Total GAAP-based Income from Operations	$184,740	$10,808	$173,932	$317,253	$44,094	$273,159

% Revenues by Product Type:
License	17.9%		18.1%	14.7%		15.0%
Cloud services and subscriptions	32.2%		29.8%	33.1%		30.5%
Customer support	40.9%		42.2%	42.8%		44.3%
Professional service and other	9.0%		9.9%	9.4%		10.2%

Total Cost of Revenues by Product Type:
License	$3,050	$(605)	$3,655	$5,373	$(2,154)	$7,527
Cloud services and subscriptions	103,644	14,946	88,698	205,806	29,405	176,401
Customer support	29,788	(1,485)	31,273	59,175	(2,563)	61,738
Professional service and other	53,604	(2,426)	56,030	107,942	(4,884)	112,826
Amortization of acquired technology-based intangible assets	42,299	(6,067)	48,366	82,597	(13,246)	95,843
Total cost of revenues	$232,385	$4,363	$228,022	$460,893	$6,558	$454,335

% GAAP-based Gross Margin by Product Type:
License	97.8%		97.2%	97.5%		96.4%
Cloud services and subscriptions	58.3%		59.5%	57.6%		58.7%
Customer support	90.6%		89.9%	90.6%		90.1%
Professional service and other	23.0%		23.1%	22.4%		21.4%

Total Revenues by Geography:(1)
Americas (2)	$450,691	$29,995	$420,696	$870,401	$60,365	$810,036
EMEA (3)	252,268	8,331	243,937	462,435	4,023	458,412
Asia Pacific (4)	68,598	(2,000)	70,598	135,609	1,669	133,940
Total revenues	$771,557	$36,326	$735,231	$1,468,445	$66,057	$1,402,388

% Revenues by Geography:
Americas (2)	58.4%		57.2%	59.3%		57.8%
EMEA (3)	32.7%		33.2%	31.5%		32.7%
Asia Pacific (4)	8.9%		9.6%	9.2%		9.5%

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Other Metrics:
GAAP-based gross margin	69.9%		69.0%	68.6%		67.6%
GAAP-based EPS, diluted	$0.40		$0.39	$0.67		$0.52
Net income, attributable to OpenText	$107,467		$104,432	$181,868		$140,756
Non-GAAP-based gross margin (5)	75.5%		75.7%	74.4%		74.6%
Non-GAAP-based EPS, diluted (5)	$0.84		$0.80	$1.48		$1.40
Adjusted EBITDA (5)	$317,015		$308,287	$571,227		$554,543

(1)	Total revenues by geography are determined based on the location of our end customer.
(2)	Americas consists of countries in North, Central and South America.
(3)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(4)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(5)	See "Use of Non-GAAP Financial Measures" (discussed later in this MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
License Revenues:
Americas	$66,261	$137	$66,124	$105,497	$100	$105,397
EMEA	58,101	9,236	48,865	84,793	7,584	77,209
Asia Pacific	13,733	(4,034)	17,767	25,703	(1,334)	27,037
Total License Revenues	138,095	5,339	132,756	215,993	6,350	209,643
Cost of License Revenues	3,050	(605)	3,655	5,373	(2,154)	7,527
GAAP-based License Gross Profit	$135,045	$5,944	$129,101	$210,620	$8,504	$202,116
GAAP-based License Gross Margin %	97.8%		97.2%	97.5%		96.4%

% License Revenues by Geography:
Americas	48.0%		49.8%	48.8%		50.3%
EMEA	42.1%		36.8%	39.3%		36.8%
Asia Pacific	9.9%		13.4%	11.9%		12.9%
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
License revenues increased by $5.3 million or 4.0% during the three months ended December 31, 2019 as compared to the same period in the prior fiscal year; up 5.6% after factoring the impact of $2.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $9.2 million and an increase in Americas of $0.1 million, partially offset by a decrease in Asia Pacific of $4.0 million.
During the second quarter of Fiscal 2020, we closed 37 license deals greater than $0.5 million, of which 19 deals were greater than $1.0 million, contributing approximately $54.1 million of license revenues. This was compared to 45 deals greater than $0.5 million closed during the second quarter of Fiscal 2019, of which 19 deals were greater than $1.0 million, contributing $51.7 million of license revenues.
Cost of license revenues decreased by $0.6 million during the three months ended December 31, 2019 as compared to the same period in the prior fiscal year, primarily as a result of lower third party technology costs. Overall, the gross margin percentage on license revenues increased to approximately 98% from approximately 97%.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018
License revenues increased by $6.4 million or 3.0% during the six months ended December 31, 2019 as compared to the same period in the prior fiscal year; up 4.6% after factoring the impact of $3.4 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $7.6 million and an increase in Americas of $0.1 million, partially offset by a decrease in Asia Pacific of $1.3 million.
During the first six months of Fiscal 2020, we closed 62 license deals greater than $0.5 million, of which 24 deals were greater than $1.0 million, contributing approximately $73.6 million of license revenues. This was compared to 71 deals greater than $0.5 million closed during the first six months of Fiscal 2019, of which 24 deals were greater than $1.0 million, contributing $72.5 million of license revenues.
Cost of license revenues decreased by $2.2 million during the six months ended December 31, 2019 as compared to the same period in the prior fiscal year, primarily as a result of lower third party technology costs. Overall, the gross margin percentage on license revenues increased to approximately 98% from approximately 96%.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Cloud Services and Subscriptions:
Americas	$170,519	$25,302	$145,217	$337,075	$53,242	$283,833
EMEA	56,054	2,092	53,962	104,497	1,816	102,681
Asia Pacific	21,767	1,713	20,054	44,033	3,231	40,802
Total Cloud Services and Subscriptions Revenues	248,340	29,107	219,233	485,605	58,289	427,316
Cost of Cloud Services and Subscriptions Revenues	103,644	14,946	88,698	205,806	29,405	176,401
GAAP-based Cloud Services and Subscriptions Gross Profit	$144,696	$14,161	$130,535	$279,799	$28,884	$250,915
GAAP-based Cloud Services and Subscriptions Gross Margin %	58.3%		59.5%	57.6%		58.7%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	68.7%		66.2%	69.4%		66.4%
EMEA	22.5%		24.6%	21.5%		24.0%
Asia Pacific	8.8%		9.2%	9.1%		9.6%

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Cloud services and subscriptions revenues increased by $29.1 million or 13.3% during the three months ended December 31, 2019 as compared to the same period in the prior fiscal year; up 14.1% after factoring the impact of $1.8 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $25.3 million, an increase in EMEA of $2.1 million and an increase in Asia Pacific of $1.7 million.
The number of Cloud services deals greater than $1.0 million that closed during the second quarter of Fiscal 2020 was 16 deals, consistent with the number of deals greater than $1.0 million that closed during the second quarter of Fiscal 2019.
Cost of Cloud services and subscriptions revenues increased by $14.9 million during the three months ended December 31, 2019 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $12.7 million, an increase in third party network usage fees of $2.1 million and an increase in other miscellaneous costs of $0.1 million. The increase in labour-related costs was primarily due to increased headcount from recent acquisitions.
Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased to approximately 58% from approximately 60%.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018
Cloud services and subscriptions revenues increased by $58.3 million or 13.6% during the six months ended December 31, 2019 as compared to the same period in the prior fiscal year; up 14.5% after factoring the impact of $3.9 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $53.2 million, an increase in Asia Pacific of $3.2 million and an increase in EMEA of $1.8 million.
The number of Cloud services deals greater than $1.0 million that closed during the first six months of Fiscal 2020 was 23 deals, compared to 25 deals during the first six months of Fiscal 2019.
Cost of Cloud services and subscriptions revenues increased by $29.4 million during the six months ended December 31, 2019 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $22.9 million, an increase in third party network usage fees of $6.3 million and an increase in other miscellaneous costs of $0.2 million. The increase in labour-related costs was primarily due to increased headcount from recent acquisitions.
Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased to approximately 58% from approximately 59%.
3)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the quarter ended December 31, 2019, our Customer support renewal rate was approximately 93%, up slightly compared with the Customer support renewal rate of 91% during the quarter ended December 31, 2018.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Customer Support Revenues:
Americas	$181,563	$3,559	$178,004	$361,006	$4,615	$356,391
EMEA	108,128	1,075	107,053	215,075	214	214,861
Asia Pacific	25,817	520	25,297	51,725	1,072	50,653
Total Customer Support Revenues	315,508	5,154	310,354	627,806	5,901	621,905
Cost of Customer Support Revenues	29,788	(1,485)	31,273	59,175	(2,563)	61,738
GAAP-based Customer Support Gross Profit	$285,720	$6,639	$279,081	$568,631	$8,464	$560,167
GAAP-based Customer Support Gross Margin %	90.6%		89.9%	90.6%		90.1%

% Customer Support Revenues by Geography:
Americas	57.5%		57.4%	57.5%		57.3%
EMEA	34.3%		34.5%	34.3%		34.5%
Asia Pacific	8.2%		8.1%	8.2%		8.2%
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Customer support revenues increased by $5.2 million or 1.7% during the three months ended December 31, 2019 as compared to the same period in the prior fiscal year; up 3.3% after factoring the impact of $5.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $3.6 million, an increase in EMEA of $1.1 million and an increase in Asia Pacific of $0.5 million.
Cost of Customer support revenues decreased by $1.5 million during the three months ended December 31, 2019 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $1.2 million and a decrease in other miscellaneous costs of $0.3 million. Overall, the gross margin percentage on Customer support revenues increased to approximately 91% from approximately 90%.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018
Customer support revenues increased by $5.9 million or 0.9% during the six months ended December 31, 2019 as compared to the same period in the prior fiscal year; up 2.6% after factoring the impact of $10.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $4.6 million, an increase in Asia Pacific of $1.1 million and an increase in EMEA of $0.2 million.
Cost of Customer support revenues decreased by $2.6 million during the six months ended December 31, 2019 as compared to the same period in the prior fiscal year, due to a decrease in labour-related costs of approximately $2.1 million and a decrease in other miscellaneous costs of $0.5 million. Overall, the gross margin percentage on Customer support revenues increased to approximately 91% from approximately 90%.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Professional Service and Other Revenues:
Americas	$32,348	$997	$31,351	$66,823	$2,408	$64,415
EMEA	29,985	(4,072)	34,057	58,070	(5,591)	63,661
Asia Pacific	7,281	(199)	7,480	14,148	(1,300)	15,448
Total Professional Service and Other Revenues	69,614	(3,274)	72,888	139,041	(4,483)	143,524
Cost of Professional Service and Other Revenues	53,604	(2,426)	56,030	107,942	(4,884)	112,826
GAAP-based Professional Service and Other Gross Profit	$16,010	$(848)	$16,858	$31,099	$401	$30,698
GAAP-based Professional Service and Other Gross Margin %	23.0%		23.1%	22.4%		21.4%

% Professional Service and Other Revenues by Geography:
Americas	46.5%		43.0%	48.1%		44.9%
EMEA	43.1%		46.7%	41.8%		44.4%
Asia Pacific	10.4%		10.3%	10.1%		10.7%
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Professional service and other revenues decreased by $3.3 million or 4.5% during the three months ended December 31, 2019 as compared to the same period in the prior fiscal year; down 2.9% after factoring the impact of $1.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $1.0 million, offset by a decrease in EMEA of $4.1 million and a decrease in Asia Pacific of $0.2 million.
Cost of Professional service and other revenues decreased by $2.4 million during the three months ended December 31, 2019 as compared to the same period in the prior fiscal year. This was due to a decrease in labour-related costs of approximately $2.5 million resulting primarily from a reduction in the use of external labour resources, partially offset by an increase in other miscellaneous costs of $0.1 million.
Overall, the gross margin percentage on Professional service and other revenues remained at approximately 23%. We continue to be selective about the professional service engagements we accept to strategically optimize margins.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018
Professional service and other revenues decreased by $4.5 million or 3.1% during the six months ended December 31, 2019 as compared to the same period in the prior fiscal year; down 1.4% after factoring the impact of $2.5 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $2.4 million, offset by a decrease in EMEA of $5.6 million and a decrease in Asia Pacific of $1.3 million.
Cost of Professional service and other revenues decreased by $4.9 million during the six months ended December 31, 2019 as compared to the same period in the prior fiscal year. This was due to a decrease in labour-related costs of approximately $5.3 million resulting primarily from a reduction in the use of external labour resources, partially offset by an increase in other miscellaneous costs of $0.4 million.
Overall, the gross margin percentage on Professional service and other revenues increased to approximately 22% from approximately 21%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Amortization of acquired technology-based intangible assets	$42,299	$(6,067)	$48,366	$82,597	$(13,246)	$95,843
Amortization of acquired technology-based intangible assets decreased during the three and six months ended December 31, 2019 by $6.1 million and $13.2 million, respectively, as compared to the same periods in the prior fiscal year. This was due to a reduction of $13.8 million and $27.5 million, respectively, relating to intangible assets from certain previous acquisitions becoming fully amortized, partially offset by an increase in amortization of $7.7 million and $14.3 million, respectively, primarily relating to newly acquired technology-based intangible assets from our recent acquisitions of Catalyst, Liaison and Carbonite.
Operating Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Research and development	$80,283	$4,530	$75,753	$161,461	$8,238	$153,223
Sales and marketing	137,310	11,117	126,193	265,928	19,553	246,375
General and administrative	54,595	2,397	52,198	106,130	3,008	103,122
Depreciation	20,712	(3,122)	23,834	40,989	(6,699)	47,688
Amortization of acquired customer-based intangible assets	51,460	5,541	45,919	100,618	8,823	91,795
Special charges (recoveries)	10,072	692	9,380	15,173	(17,518)	32,691
Total operating expenses	$354,432	$21,155	$333,277	$690,299	$15,405	$674,894

% of Total Revenues:
Research and development	10.4%		10.3%	11.0%		10.9%
Sales and marketing	17.8%		17.2%	18.1%		17.6%
General and administrative	7.1%		7.1%	7.2%		7.4%
Depreciation	2.7%		3.2%	2.8%		3.4%
Amortization of acquired customer-based intangible assets	6.7%		6.2%	6.9%		6.5%
Special charges (recoveries)	1.3%		1.3%	1.0%		2.3%
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

	Change between Three Months Ended December 31, 2019 and 2018	Change between Six Months Ended December 31, 2019 and 2018
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$3,319	$8,122
Contract labour and consulting	82	540
Share-based compensation	(21)	(159)
Travel and communication	29	(35)
Facilities	798	(555)
Other miscellaneous	323	325
Total change in research and development expenses	$4,530	$8,238
Research and development expenses increased by $4.5 million during the three months ended December 31, 2019 as compared to the same period in the prior fiscal year. This was primarily due to (i) an increase in payroll and payroll-related benefits of $3.3 million, driven primarily by increased headcount from recent acquisitions and (ii) an increase of $0.8 million in facility related expenses. Overall, our research and development expenses, as a percentage of total revenues, remained stable compared to the same period in the prior fiscal year at approximately 10%.
Research and development expenses increased by $8.2 million during the six months ended December 31, 2019 as compared to the same period in the prior fiscal year. This was primarily due to (i) an increase in payroll and payroll-related benefits of $8.1 million, driven primarily by increased headcount from recent acquisitions and (ii) an increase of $0.5 million relating to the use of external labour resources. These were partially offset by a decrease in facility related expenses of $0.6 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable compared to the same period in the prior fiscal year at approximately 11%.
Our research and development labour resources increased by 504 employees, from 3,542 employees at December 31, 2018 to 4,046 employees at December 31, 2019.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Three Months Ended December 31, 2019 and 2018	Change between Six Months Ended December 31, 2019 and 2018
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$7,210	$12,065
Commissions	4,297	7,300
Contract labour and consulting	(871)	(799)
Share-based compensation	169	484
Travel and communication	106	1,487
Marketing expenses	1,719	2,622
Facilities	912	1,548
Bad debt expense	(2,865)	(4,586)
Other miscellaneous	440	(568)
Total change in sales and marketing expenses	$11,117	$19,553
Sales and marketing expenses increased by $11.1 million during the three months ended December 31, 2019 as compared to the same period in the prior fiscal year. This was primarily due to (i) an increase in payroll and payroll-related benefits of $7.2 million, (ii) an increase in commissions expense of $4.3 million, and (iii) an increase in marketing expenses of $1.7 million. These were partially offset by a decrease in bad debt expense of $2.9 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to approximately 18% from approximately 17% in the same period in the prior fiscal year.
Sales and marketing expenses increased by $19.6 million during the six months ended December 31, 2019 as compared to the same period in the prior fiscal year. This was primarily due to (i) an increase in payroll and payroll-related benefits of $12.1 million, (ii) an increase in commissions expense of $7.3 million and (iii) an increase in marketing expenses of $2.6 million. These were partially offset by a decrease in bad debt expense of $4.6 million. Overall, our sales and marketing expenses, as a percentage of total revenues, as compared to the same period in the prior fiscal year, remained stable at approximately 18%.
Our sales and marketing labour resources increased by 491 employees, from 2,027 employees at December 31, 2018 to 2,518 employees at December 31, 2019.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Three Months Ended December 31, 2019 and 2018	Change between Six Months Ended December 31, 2019 and 2018
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$3,912	$6,762
Contract labour and consulting	(531)	(1,149)
Share-based compensation	715	1,073
Travel and communication	391	20
Facilities	(704)	(380)
Other miscellaneous	(1,386)	(3,318)
Total change in general and administrative expenses	$2,397	$3,008
General and administrative expenses increased by $2.4 million during the three months ended December 31, 2019 as compared to the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $3.9 million, partially offset by a decrease in other miscellaneous expenses of $1.4 million, which includes professional fees such as legal, audit and tax related expenses. The remainder of the change was attributable to other activities associated with normal growth in our business operations. Overall, general and administrative expenses, as a percentage of total revenues, remained stable compared to the same period in the prior fiscal year at approximately 7%.
General and administrative expenses increased by $3.0 million during the six months ended December 31, 2019 as compared to the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $6.8 million, partially offset by a decrease in other miscellaneous expenses of $3.3 million, which includes professional fees such as legal, audit and tax related expenses. The remainder of the change was attributable to other activities associated with normal growth in our business operations. Overall, general and administrative expenses, as a percentage of total revenues, remained stable compared to the same period in the prior fiscal year at approximately 7% .
Our general and administrative labour resources increased by 426 employees, from 1,574 employees at December 31, 2018 to 2,000 employees at December 31, 2019.
Depreciation expenses:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Depreciation	$20,712	$(3,122)	$23,834	$40,989	$(6,699)	$47,688
Depreciation expenses decreased during the three and six months ended December 31, 2019 by $3.1 million and $6.7 million, respectively, as compared to the same periods in the prior fiscal year. Depreciation expense, as a percentage of total revenue, remained at approximately 3% for each such period.
Amortization of acquired customer-based intangible assets:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Amortization of acquired customer-based intangible assets	$51,460	$5,541	$45,919	$100,618	$8,823	$91,795
Amortization of acquired customer-based intangible assets increased during the three and six months ended December 31, 2019 by $5.5 million and $8.8 million, respectively, as compared to the same periods in the prior fiscal year. This was due to an increase in amortization of $5.7 million and $9.4 million respectively, relating to newly acquired customer-based intangible assets from our recent acquisitions of Catalyst, Liaison and Carbonite. The increase in amortization was partially offset by a reduction of $0.2 million and $0.6 million, respectively, relating to intangible assets from certain previous acquisitions becoming fully amortized.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Special charges (recoveries)	$10,072	$692	$9,380	$15,173	$(17,518)	$32,691
Special charges increased by $0.7 million during the three months ended December 31, 2019 as compared to the same period in the prior fiscal year. This was primarily due to (i) an increase of $4.6 million in acquisition related costs and (ii) an increase in other miscellaneous charges of $2.4 million. These were partially offset by a decrease in restructuring activities of $6.3 million.
Special charges decreased by $17.5 million during the six months ended December 31, 2019 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in restructuring activities of $25.7 million, partially offset by an increase in acquisition related costs of $6.7 million. The remainder of the change is due to other miscellaneous items.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Foreign exchange gains (losses)	$352	$5,568	$(5,216)	$(3,307)	$2,850	$(6,157)
OpenText share in net income (loss) of equity investees (note 9)	1,266	(4,225)	5,491	1,948	(5,915)	7,863
Other miscellaneous income (expense)	354	251	103	546	352	194
Total other income (expense), net	$1,972	$1,594	$378	$(813)	$(2,713)	$1,900

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Interest expense related to total outstanding debt (1)	$33,778	$(601)	$34,379	$67,944	$(278)	$68,222
Interest income	(3,474)	(850)	(2,624)	(7,423)	(4,064)	(3,359)
Other miscellaneous expense	2,072	214	1,858	4,065	784	3,281
Total interest and other related expense, net	$32,376	$(1,237)	$33,613	$64,586	$(3,558)	$68,144
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
Please also see Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2019.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2019	Change increase (decrease)	2018	2019	Change increase (decrease)	2018
Provision for (recovery of) income taxes	$46,818	$10,582	$36,236	$69,909	$3,823	$66,086
The effective tax rate increased to a provision of 30.3% for the three months ended December 31, 2019, compared to 25.8% for the three months ended December 31, 2018. The increase in tax expense of $10.6 million was primarily due to (i) an increase of $16.8 million relating to a one-time reversal of accruals for repatriations from subsidiaries in the United States that did not recur in Fiscal 2020, (ii) an increase in tax filings in excess of estimates of $6.0 million and (iii) an increase in net income taxed at foreign rates of $3.3 million. These were partially offset by (i) a decrease of $11.6 million in reserves for unrecognized tax benefits resulting from clarifications provided by tax regulations and taxation years becoming statute barred and (ii) a decrease of $4.5 million related to tax costs of internal reorganizations that did not recur in Fiscal 2020. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate decreased to a provision of 27.8% for the six months ended December 31, 2019, compared to 31.9% for the six months ended December 31, 2018. The increase in tax expense of $3.8 million was primarily due to (i) the increase in net income taxed at foreign rates of $11.8 million, (ii) an increase of $14.9 million relating to a one-time reversal of accruals for repatriations from subsidiaries in the United States in fiscal 2019 that did not recur in Fiscal 2020 and (iii) an increase in tax failing in excess of estimates of $7.3 million. These were partially offset by (i) a decrease of $22.4 million in reserves for unrecognized tax benefit resulting from clarifications provided by tax regulations and taxation years becoming statute barred and (ii) a decrease of $7.9 million relating to the tax impact of internal reorganizations of subsidiaries that did not reoccur Fiscal 2020. The remainder of the difference was due to normal course movements and non-material items.
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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2019
(in thousands except for per share data)

	Three Months Ended December 31, 2019
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$103,644		$(371)	(1)	$103,273
Customer support	29,788		(297)	(1)	29,491
Professional service and other	53,604		(346)	(1)	53,258
Amortization of acquired technology-based intangible assets	42,299		(42,299)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	539,172	69.9%	43,313	(3)	582,485	75.5%
Operating expenses
Research and development	80,283		(1,255)	(1)	79,028
Sales and marketing	137,310		(2,383)	(1)	134,927
General and administrative	54,595		(3,131)	(1)	51,464
Amortization of acquired customer-based intangible assets	51,460		(51,460)	(2)	—
Special charges (recoveries)	10,072		(10,072)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	184,740		111,614	(5)	296,354
Other income (expense), net	1,972		(1,972)	(6)	—
Provision for (recovery of) income taxes	46,818		(9,861)	(7)	36,957
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	107,467		119,503	(8)	226,970
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.40		$0.44	(8)	$0.84

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 30% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended December 31, 2019
		Per share diluted
GAAP-based net income, attributable to OpenText	$107,467	$0.40
Add:
Amortization	93,759	0.35
Share-based compensation	7,783	0.03
Special charges (recoveries)	10,072	0.04
Other (income) expense, net	(1,972)	(0.01)
GAAP-based provision for (recovery of) income taxes	46,818	0.17
Non-GAAP-based provision for income taxes	(36,957)	(0.14)
Non-GAAP-based net income, attributable to OpenText	$226,970	$0.84
Reconciliation of Adjusted EBITDA

Three Months Ended December 31, 2019
GAAP-based net income, attributable to OpenText	$107,467
Add:
Provision for (recovery of) income taxes	46,818
Interest and other related expense, net	32,376
Amortization of acquired technology-based intangible assets	42,299
Amortization of acquired customer-based intangible assets	51,460
Depreciation	20,712
Share-based compensation	7,783
Special charges (recoveries)	10,072
Other (income) expense, net	(1,972)
Adjusted EBITDA	$317,015

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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2019
(in thousands except for per share data)

	Six Months Ended December 31, 2019
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$205,806		$(754)	(1)	$205,052
Customer support	59,175		(613)	(1)	58,562
Professional service and other	107,942		(589)	(1)	107,353
Amortization of acquired technology-based intangible assets	82,597		(82,597)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,007,552	68.6%	84,553	(3)	1,092,105	74.4%
Operating expenses
Research and development	161,461		(2,476)	(1)	158,985
Sales and marketing	265,928		(4,499)	(1)	261,429
General and administrative	106,130		(5,743)	(1)	100,387
Amortization of acquired customer-based intangible assets	100,618		(100,618)	(2)	—
Special charges (recoveries)	15,173		(15,173)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	317,253		213,062	(5)	530,315
Other income (expense), net	(813)		813	(6)	—
Provision for (recovery of) income taxes	69,909		(4,707)	(7)	65,202
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	181,868		218,582	(8)	400,450
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.67		$0.81	(8)	$1.48

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 28% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2019
		Per share diluted
GAAP-based net income, attributable to OpenText	$181,868	$0.67
Add:
Amortization	183,215	0.68
Share-based compensation	14,674	0.05
Special charges (recoveries)	15,173	0.06
Other (income) expense, net	813	—
GAAP-based provision for (recovery of) income taxes	69,909	0.26
Non-GAAP-based provision for income taxes	(65,202)	(0.24)
Non-GAAP-based net income, attributable to OpenText	$400,450	$1.48
Reconciliation of Adjusted EBITDA

Six Months Ended December 31, 2019
GAAP-based net income, attributable to OpenText	$181,868
Add:
Provision for (recovery of) income taxes	69,909
Interest and other related expense, net	64,586
Amortization of acquired technology-based intangible assets	82,597
Amortization of acquired customer-based intangible assets	100,618
Depreciation	40,989
Share-based compensation	14,674
Special charges (recoveries)	15,173
Other (income) expense, net	813
Adjusted EBITDA	$571,227

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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2018
		Per share diluted
GAAP-based net income, attributable to OpenText	$140,756	$0.52
Add:
Amortization	187,638	0.70
Share-based compensation	13,440	0.05
Special charges (recoveries)	32,691	0.12
Other (income) expense, net	(1,900)	(0.01)
GAAP-based provision for (recovery of) income taxes	66,086	0.25
Non-GAAP-based provision for income taxes	(61,430)	(0.23)
Non-GAAP-based net income, attributable to OpenText	$377,281	$1.40

Reconciliation of Adjusted EBITDA

Six Months Ended December 31, 2018
GAAP-based net income, attributable to OpenText	$140,756
Add:
Provision for (recovery of) income taxes	66,086
Interest and other related expense, net	68,144
Amortization of acquired technology-based intangible assets	95,843
Amortization of acquired customer-based intangible assets	91,795
Depreciation	47,688
Share-based compensation	13,440
Special charges (recoveries)	32,691
Other (income) expense, net	(1,900)
Adjusted EBITDA	$554,543

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of December 31, 2019	Change increase (decrease)	As of June 30, 2019
Cash and cash equivalents	$675,403	$(265,606)	$941,009
Restricted cash included in other assets	4,829	2,295	2,534
Total cash, cash equivalents and restricted cash	$680,232	$(263,311)	$943,543

	Six Months Ended December 31,
(In thousands)	2019	Change	2018
Cash provided by operating activities	$344,685	$(15,819)	$360,504
Cash used in investing activities	$(1,264,541)	$(911,140)	$(353,401)
Cash used in financing activities	$660,616	$747,935	$(87,319)
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
As of December 31, 2019, we recognized a provision of $19.3 million (June 30, 2019—$17.4 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities decreased by $15.8 million due to a decrease in changes from working capital of $69.5 million, partially offset by an increase in net income before the impact of non-cash items of $53.7 million. The change in operating cash flow from changes in working capital was primarily due to the net impact of the following decreases: (i) $30.9 million relating to higher accounts receivable balances, (ii) $18.2 million relating to changes in income taxes payable, (iii) $13.0 million relating to an increase in prepaid expenses and other current assets, (iv) $4.3 million relating to higher contract assets, (v) $3.5 million relating to a decrease in accounts payable and accrued liabilities, (vi) $2.6 million relating to an increase in other assets and (vii) $2.1 million net operating lease assets and liabilities. These decreases in operating cash flows were partially offset by an increase of $5.1 million relating to deferred revenues.
During the second quarter of Fiscal 2020 our days sales outstanding (DSO) was 57 days, compared to a DSO of 59 days during the second quarter of Fiscal 2019. The per day impact of our DSO in the second quarter of Fiscal 2020 on our cash flows was $8.5 million before the impact of acquired accounts receivable from Carbonite. The per day impact of our DSO in the second quarter of Fiscal 2019 was $8.2 million. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $911.1 million, primarily due to an increase in consideration paid for acquisitions during the first half of Fiscal 2020, which included cash paid for the acquisition of Carbonite of approximately $1.2 billion.

Cash flows used in financing activities
Our cash flows from financing activities generally consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or the repurchases of our Common Shares.
Cash flows provided by financing activities increased by $747.9 million. This was primarily due to proceeds from drawings on the Revolver of $750 million during the second quarter of Fiscal 2020, which were used, in part, to fund the acquisition of Carbonite.
Cash Dividends
During the three and six months ended December 31, 2019, we declared and paid cash dividends of $0.1746 and $0.3492 per Common Share, respectively, in the aggregated amount of $47.1 million and $94.1 million, respectively. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of the Board. See Item 5 "Dividend Policy" in our Annual Report on Form 10-K for Fiscal 2019 for more information.
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
Notes due 2022
As part of our acquisition of Carbonite, our consolidated debt reflects $143.8 million of principal debt convertible notes (Notes due 2022). Notes due 2022 were originally issued by Carbonite, on April 4, 2017, in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes due 2022 were issued under an Indenture (the 2022 Notes Indenture) between Carbonite and U.S. Bank National Association, as trustee (the 2022 Notes Trustee). The Notes due 2022 accrue interest at 2.5% per year, payable semiannually in arrears on April 1 and October 1 of each year. The Notes due 2022 will mature on April 1, 2022, unless earlier repurchased, redeemed or converted. Carbonite, now a subsidiary of OpenText, remains the sole obligor on the Notes due 2022.
In connection with our acquisition of Carbonite, and as required by the 2022 Notes Indenture, Carbonite and the 2022 Notes Trustee entered into a first supplemental indenture, dated as of December 24, 2019 (the 2022 Notes Supplemental Indenture). The 2022 Notes Supplemental Indenture provides that, at and after the effective time of our acquisition of Carbonite, the right to convert each $1,000 principal amount of the Notes due 2022 was changed into the right to convert such principal amount of the Notes due 2022 solely into cash in an amount equal to the Conversion Rate (as defined in the 2022 Notes Indenture) in effect on the Conversion Date (as defined in the 2022 Notes Indenture) multiplied by $23.00, which was the price per share we paid in connection with our acquisition of Carbonite.
As a result of our acquisition of Carbonite, the Conversion Rate for the Notes due 2022 was temporarily increased by 7.7633 per $1,000 principal amount of Notes due 2022 to yield a Conversion Rate of 46.4667 per $1,000 principal amount of Notes due 2022.  The increased Conversion Rate will remain in effect until the close of business (5:00 P.M. New York City time) on February 27, 2020.  During the period between our acquisition of Carbonite and that date, each $1,000 principal amount of Notes due 2022 surrendered for conversion will be converted into $1,068.7341 in cash.
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
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of December 31, 2019, the outstanding balance on the Term Loan B bears an interest rate of approximately 3.45%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of December 31, 2019, our consolidated net leverage ratio was 2.3:1.
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of December 31, 2019, the outstanding balance on the Revolver bears an interest rate of approximately 3.29%.
During the three months ended December 31, 2019 we drew down $750 million from the Revolver to partially fund the acquisition of Carbonite. As of December 31, 2019, the full amount drawn remains outstanding (June 30, 2019—nil). During the three and six months ended December 31, 2019, we recorded interest expense relating to amounts drawn of approximately $0.6 million, respectively.
As of December 31, 2018, we had no outstanding balance on the Revolver. There was no activity during three and six months ended December 31, 2018 and we recorded no interest expense.

For further details relating to our debt, please see note 11 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Shelf Registration Statement
On November 29, 2019, we filed a universal shelf registration statement on Form S-3 with the SEC, which became effective automatically (the Shelf Registration Statement). The Shelf Registration Statement allows for primary and secondary offerings from time to time of equity, debt and other securities, including Common Shares, Preference Shares, debt securities, depositary shares, warrants, purchase contracts, units and subscription receipts. A base shelf short-form prospectus qualifying the distribution of such securities was concurrently filed with Canadian securities regulators on November 29, 2019. The type of securities and the specific terms thereof will be determined at the time of any offering and will be described in the applicable prospectus supplement to be filed separately with the SEC and Canadian securities regulators.
Pensions
As of December 31, 2019, our total unfunded pension plan obligations were $75.9 million, of which $2.3 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2020 (six months ended June 30)	$331	$493	$31
2021	739	985	268
2022	810	1,017	266
2023	909	1,017	222
2024	1,014	1,023	278
2025 to 2029	5,851	5,171	2,890
Total	$9,654	$9,706	$3,955
For a detailed discussion on pensions, see note 12 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of December 31, 2019, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2020— June 30, 2020	July 1, 2020— June 30, 2022	July 1, 2022— June 30, 2024	July 1, 2024 and beyond
Long-term debt obligations (1)	$3,449,651	$223,222	$277,680	$1,031,371	$1,917,378
Purchase obligations for contracts not accounted for as lease obligations (2)	60,978	23,135	32,843	5,000	—
	$3,510,629	$246,357	$310,523	$1,036,371	$1,917,378
(1) Includes interest up to maturity and principal payments. Please see note 11 "Long-Term Debt" for more details.
(2) For contractual obligations relating to leases and purchase obligations accounted for under Topic 842, please see note 6 "Leases".
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this Quarterly Report on Form 10-Q, the aggregate of such accrued liabilities was not material to our consolidated financial position or results of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations. As more fully described below, we are unable at this time to estimate a possible loss or range of losses in respect of certain disclosed matters.
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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013 and Fiscal 2014. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of December 31, 2019, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013 and Fiscal 2014 to be limited to penalties and interest that may be due of approximately $25 million.
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
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the “Securities Actions”). On November 21, 2019, the court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants' answer or responsive pleading is due by March 10, 2020. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this action and are unable to reasonably estimate the amount or range of loss, if any, that could result from this proceeding.
Carbonite vs Realtime Data
On February 27, 2017, prior to our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (“Realtime Data”) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas "Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL)", alleging that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the asserted patents against other companies around the country. In one of those suits, filed in the U.S. District Court for the District of Delaware, the Delaware Court on July 29, 2019 dismissed the lawsuit after declaring invalid three of the four patents asserted by Realtime Data against Carbonite. By way of Order dated August 19, 2019, the U.S. District Court for the District of Massachusetts stayed the action against Carbonite pending appeal of the dismissal in the Delaware lawsuit. As to the fourth patent, the U.S. Patent & Trademark Office Patent Trial and Appeal Board on September 24, 2019 invalidated certain claims of that patent. No trial date has been set in the action against Carbonite. The Company is defending Carbonite vigorously. We have not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and we remain unable to reasonably estimate a possible loss or range of loss associated with this litigation.

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
As of December 31, 2019, we had an outstanding balance of $982.5 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of December 31, 2019, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.8 million, assuming that the loan balance as of December 31, 2019 is outstanding for the entire period (June 30, 2019—$9.9 million).
As of December 31, 2019, we had an outstanding balance of $750.0 million on the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As at December 31, 2019, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on the Revolver by approximately $7.5 million, assuming that the full balance as of December 31, 2019 is outstanding for the entire period (June 30, 2019—nil).
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
Based on the foreign exchange forward contracts outstanding as of December 31, 2019, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.6 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2019—$0.6 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of December 31, 2019 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at December 31, 2019	U.S. Dollar Equivalent at June 30, 2019
Euro	$58,020	$120,417
British Pound	30,603	33,703
Canadian Dollar	15,678	12,635
Swiss Franc	34,163	56,776
Other foreign currencies	97,856	105,273
Total cash and cash equivalents denominated in foreign currencies	236,320	328,804
U.S. dollar	439,083	612,205
Total cash and cash equivalents	$675,403	$941,009
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $23.6 million (June 30, 2019—$32.9 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".

Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1A. Risk Factors
You should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended June 30, 2019 in addition to the risk factors set forth below. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies.
We may fail to realize all of the anticipated benefits of the acquisition of Carbonite or those benefits may take longer to realize than expected.

We may be required to devote significant management attention and resources to integrating the business practices and operations of OpenText and Carbonite. As we continue to integrate, we may experience disruptions to our business and, if implemented ineffectively, it could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the acquisition of Carbonite could cause an interruption of, or loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.
Furthermore, as we continue the integration of Carbonite, it may result in material unanticipated problems, expenses, charges, liabilities, competitive responses, loss of customers and other business relationships, and diversion of management’s attention. Additional integration challenges may include:

•	Difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition;

•	Difficulties in the integration of operations and systems, including pricing and marketing strategies, which may hurt the sale of hybrid backup solutions which are sensitive to price; and

•	Difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures.
Many of these factors will be outside of our control and any one of them could result in increased costs, including restructuring charges, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations.
We may be unable to maintain or expand our base of SMB and professional consumer customers, which could adversely affect our anticipated future growth and operating results.

With the acquisition of Carbonite, we have expanded our presence in the SMB market as well as the consumer market. To expand in this market may require substantial resources and increased marketing efforts, different to what we are accustomed to. If we are unable to market and sell our solutions to the SMB market and consumers with competitive pricing and in a cost-effective manner, it may harm our ability to grow our revenues and adversely affect our results of operation. In addition, SMBs frequently have limited budgets and are more likely to be significantly affected by economic downturns than larger, more established companies. As such, SMBs may choose to spend funds on items other than our solutions, particularly during difficult economic times, which may hurt our projected revenues, business financial condition and results of operations.

Item 6.    Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger (1)
4.1	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 4, 2019 (2)
4.2	Indenture (including form of Note), dated as of April 4, 2017, by and between Carbonite, Inc. and U.S. Bank National Association, as trustee
4.3	First Supplemental Indenture, dated as of December 24, 2019, by and between Carbonite, Inc. and U.S. Bank National Association, as trustee
10.1	Fourth Amended and Restated Credit Agreement (3)
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL taxonomy extension schema.
101.CAL	Inline XBRL taxonomy extension calculation linkbase.
101.DEF	Inline XBRL taxonomy extension definition linkbase.
101.LAB	Inline XBRL taxonomy extension label linkbase.
101.PRE	Inline XBRL taxonomy extension presentation.

(1) Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on November 12, 2019 and incorporated herein by reference.
(2) Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on September 4, 2019 and incorporated herein by reference.
(3) Filed as an Exhibit to Company's Current Report on Form 8-K, as filed with the SEC on November 5, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: January 30, 2020

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
(Acting Principal Accounting Officer)