Form 10-Q
period 2020-03-31
OPEN TEXT CORP
filed 2020-04-30
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020.
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

At April 28, 2020, there were 271,642,649 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	March 31, 2020	June 30, 2019
ASSETS	(unaudited)
Cash and cash equivalents	$1,452,570	$941,009
Accounts receivable trade, net of allowance for doubtful accounts of $18,301 as of March 31, 2020 and $17,011 as of June 30, 2019 (note 4)	459,348	463,785
Contract assets (note 3)	27,057	20,956
Income taxes recoverable (note 15)	59,930	38,340
Prepaid expenses and other current assets	112,073	97,238
Total current assets	2,110,978	1,561,328
Property and equipment (note 5)	258,892	249,453
Operating lease right of use assets (note 6)	243,611	—
Long-term contract assets (note 3)	14,225	15,386
Goodwill (note 7)	4,678,686	3,769,908
Acquired intangible assets (note 8)	1,731,781	1,146,504
Deferred tax assets (note 15)	921,643	1,004,450
Other assets (note 9)	171,107	148,977
Long-term income taxes recoverable (note 15)	31,149	37,969
Total assets	$10,162,072	$7,933,975
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 10)	$324,890	$329,903
Current portion of long-term debt (note 11)	610,000	10,000
Operating lease liabilities (note 6)	68,871	—
Deferred revenues (note 3)	819,273	641,656
Income taxes payable (note 15)	31,711	33,158
Total current liabilities	1,854,745	1,014,717
Long-term liabilities:
Accrued liabilities (note 10)	14,634	49,441
Pension liability (note 12)	67,438	75,239
Long-term debt (note 11)	3,585,684	2,604,878
Long-term operating lease liabilities (note 6)	205,789	—
Deferred revenues (note 3)	92,341	46,974
Long-term income taxes payable (note 15)	184,459	202,184
Deferred tax liabilities (note 15)	158,805	55,872
Total long-term liabilities	4,309,150	3,034,588
Shareholders’ equity:
Share capital and additional paid-in capital (note 13)
271,634,149 and 269,834,442 Common Shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively; authorized Common Shares: unlimited	1,839,150	1,774,214
Accumulated other comprehensive income	9,466	24,124
Retained earnings	2,180,339	2,113,883
Treasury stock, at cost (847,369 shares at March 31, 2020 and 802,871 shares at June 30, 2019, respectively)	(32,066)	(28,766)
Total OpenText shareholders' equity	3,996,889	3,883,455
Non-controlling interests	1,288	1,215
Total shareholders’ equity	3,998,177	3,884,670
Total liabilities and shareholders’ equity	$10,162,072	$7,933,975
Guarantees and contingencies (note 14)
Related party transactions (note 23)
Subsequent events (note 24)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenues (note 3):
License	$81,055	$98,721	$297,048	$308,364
Cloud services and subscriptions	339,463	238,607	825,068	665,923
Customer support	322,865	310,762	950,671	932,667
Professional service and other	71,296	71,056	210,337	214,580
Total revenues	814,679	719,146	2,283,124	2,121,534
Cost of revenues:
License	2,544	2,692	7,917	10,219
Cloud services and subscriptions	127,565	103,873	333,371	280,274
Customer support	32,151	31,844	91,326	93,582
Professional service and other	56,526	56,626	164,468	169,452
Amortization of acquired technology-based intangible assets (note 8)	63,401	44,596	145,998	140,439
Total cost of revenues	282,187	239,631	743,080	693,966
Gross profit	532,492	479,515	1,540,044	1,427,568
Operating expenses:
Research and development	108,184	84,905	269,645	238,128
Sales and marketing	166,234	132,244	432,162	378,619
General and administrative	68,828	51,833	174,958	154,955
Depreciation	24,820	25,028	65,809	72,716
Amortization of acquired customer-based intangible assets (note 8)	59,943	48,832	160,561	140,627
Special charges (recoveries) (note 18)	9,406	796	24,579	33,487
Total operating expenses	437,415	343,638	1,127,714	1,018,532
Income from operations	95,077	135,877	412,330	409,036
Other income (expense), net (note 21)	(18,923)	5,065	(19,736)	6,965
Interest and other related expense, net	(41,263)	(35,607)	(105,849)	(103,751)
Income before income taxes	34,891	105,335	286,745	312,250
Provision for (recovery of) income taxes (note 15)	8,891	32,542	78,800	98,628
Net income for the period	$26,000	$72,793	$207,945	$213,622
Net (income) loss attributable to non-controlling interests	(35)	(31)	(112)	(104)
Net income attributable to OpenText	$25,965	$72,762	$207,833	$213,518
Earnings per share—basic attributable to OpenText (note 22)	$0.10	$0.27	$0.77	$0.80
Earnings per share—diluted attributable to OpenText (note 22)	$0.10	$0.27	$0.77	$0.79
Weighted average number of Common Shares outstanding—basic (in '000's)	271,221	268,991	270,559	268,511
Weighted average number of Common Shares outstanding—diluted (in '000's)	272,202	270,030	271,643	269,606
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net income for the period	$26,000	$72,793	$207,945	$213,622
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(15,484)	3,189	(16,220)	(3,749)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of ($1,276) and $222 for the three months ended March 31, 2020 and 2019, respectively; ($1,181) and ($274) for the nine months ended March 31, 2020 and 2019, respectively	(3,539)	615	(3,278)	(760)
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of $121 and $124 for the three months ended March 31, 2020 and 2019, respectively; $98 and $425 for the nine months ended March 31, 2020 and 2019, respectively	337	346	273	1,179
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of $1,495 and ($1,177) for the three months ended March 31, 2020 and 2019, respectively; $1,554 and ($1,390) for the nine months ended March 31, 2020 and 2019, respectively	3,309	(4,785)	3,923	(5,109)
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $203 and $78 for the three months ended March 31, 2020 and 2019, respectively; $446 and $223 for the nine months ended March 31, 2020 and 2019, respectively	153	82	644	212
Total other comprehensive income (loss) net, for the period	(15,224)	(553)	(14,658)	(8,227)
Total comprehensive income	10,776	72,240	193,287	205,395
Comprehensive (income) loss attributable to non-controlling interests	(35)	(31)	(112)	(104)
Total comprehensive income attributable to OpenText	$10,741	$72,209	$193,175	$205,291
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Three Months Ended March 31, 2020
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	270,609	$1,803,663	(847)	$(32,066)	$2,201,653	$24,690	$1,292	$3,999,232
Issuance of Common Shares
Under employee stock option plans	886	23,414	—	—	—	—	—	23,414
Under employee stock purchase plans	139	5,217	—	—	—	—	—	5,217
Share-based compensation	—	6,856	—	—	—	—	—	6,856
Dividends declared ($0.1746 per Common Share)	—	—	—	—	(47,279)	—	—	(47,279)
Other comprehensive income (loss) - net	—	—	—	—	—	(15,224)	—	(15,224)
Non-controlling interest	—	—	—	—	—	—	(39)	(39)
Net income for the period	—	—	—	—	25,965	—	35	26,000
Balance as of March 31, 2020	271,634	$1,839,150	(847)	$(32,066)	$2,180,339	$9,466	$1,288	$3,998,177

	Three Months Ended March 31, 2019
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	268,569	$1,731,299	(817)	$(29,241)	$2,056,831	$25,971	$1,152	$3,786,012
Issuance of Common Shares
Under employee stock option plans	544	11,661	—	—	—	—	—	11,661
Under employee stock purchase plans	161	4,447	—	—	—	—	—	4,447
Share-based compensation	—	6,712	—	—	—	—	—	6,712
Purchase of treasury stock	—	—	(52)	(1,965)	—	—	—	(1,965)
Issuance of treasury stock	—	(2,308)	62	2,308	—	—	—	—
Dividends declared ($0.1518 per Common Share)	—	—	—	—	(40,735)	—	—	(40,735)
Other comprehensive income - net	—	—	—	—	—	(553)	—	(553)
Net income for the period	—	—	—	—	72,762	—	31	72,793
Balance as of March 31, 2019	269,274	$1,751,811	(807)	$(28,898)	$2,088,858	$25,418	$1,183	$3,838,372

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Nine Months Ended March 31, 2020
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	269,834	$1,774,214	(803)	$(28,766)	$2,113,883	$24,124	$1,215	$3,884,670
Issuance of Common Shares
Under employee stock option plans	1,301	34,773	—	—	—	—	—	34,773
Under employee stock purchase plans	499	17,757	—	—	—	—	—	17,757
Share-based compensation	—	21,530	—	—	—	—	—	21,530
Purchase of treasury stock	—	—	(300)	(12,424)	—	—	—	(12,424)
Issuance of treasury stock	—	(9,124)	256	9,124	—	—	—	—
Dividends declared ($0.5238 per Common Share)	—	—	—	—	(141,377)	—	—	(141,377)
Other comprehensive income (loss) - net	—	—	—	—	—	(14,658)	—	(14,658)
Non-controlling interest	—	—	—	—	—	—	(39)	(39)
Net income for the period	—	—	—	—	207,833	—	112	207,945
Balance as of March 31, 2020	271,634	$1,839,150	(847)	$(32,066)	$2,180,339	$9,466	$1,288	$3,998,177

	Nine Months Ended March 31, 2019
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2018	267,651	$1,707,073	(691)	$(18,732)	$1,994,235	$33,645	$1,037	$3,717,258
Adoption of ASU 2016-16 - cumulative effect	—	—	—	—	(26,780)	—	—	(26,780)
Adoption of Topic 606 - cumulative effect	—	—	—	—	29,786	—	—	29,786
Issuance of Common Shares
Under employee stock option plans	1,100	25,832	—	—	—	—	—	25,832
Under employee stock purchase plans	523	15,712	—	—	—	—	—	15,712
Share-based compensation	—	20,152	—	—	—	—	—	20,152
Purchase of treasury stock	—	—	(726)	(26,499)	—	—	—	(26,499)
Issuance of treasury stock	—	(16,333)	610	16,333	—	—	—	—
Dividends declared ($0.4554 per Common Share)	—	—	—	—	(121,901)	—	—	(121,901)
Other comprehensive income - net	—	—	—	—	—	(8,227)	—	(8,227)
Non-controlling interest	—	(625)	—	—	—	—	42	(583)
Net income for the period	—	—	—	—	213,518	—	104	213,622
Balance as of March 31, 2019	269,274	$1,751,811	(807)	$(28,898)	$2,088,858	$25,418	$1,183	$3,838,372

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income for the period	$207,945	$213,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	372,368	353,782
Share-based compensation expense	21,530	20,152
Pension expense	4,323	3,412
Amortization of debt issuance costs	3,503	3,234
Loss on extinguishment of debt	17,854	—
Loss on sale and write down of property and equipment	—	9,438
Deferred taxes	36,711	11,307
Share in net (income) loss of equity investees	(6,475)	(10,652)
Changes in operating assets and liabilities:
Accounts receivable	86,188	52,777
Contract assets	(26,665)	(28,872)
Prepaid expenses and other current assets	(7,355)	(495)
Income taxes	(34,608)	21,006
Accounts payable and accrued liabilities	(42,263)	(30,644)
Deferred revenue	38,280	24,134
Other assets	7,436	4,300
Operating lease assets and liabilities, net	(4,486)	—
Net cash provided by operating activities	674,286	646,501
Cash flows from investing activities:
Additions of property and equipment	(55,005)	(50,432)
Purchase of XMedius	(73,335)	—
Purchase of Carbonite, Inc., net of cash and restricted cash acquired	(1,305,097)	—
Purchase of Dynamic Solutions Group Inc.	(4,149)	—
Purchase of Catalyst Repository Systems Inc.	—	(70,800)
Purchase of Liaison Technologies, Inc.	—	(310,644)
Purchase of Guidance Software, Inc., net of cash acquired	—	(2,279)
Other investing activities	(11,344)	(8,204)
Net cash used in investing activities	(1,448,930)	(442,359)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	53,107	42,097
Proceeds from long-term debt and Revolver	3,150,000	—
Repayment of long-term debt and Revolver	(1,711,131)	(7,500)
Debt extinguishment costs (note 21)	(11,248)	—
Debt issuance costs	(18,170)	(322)
Purchase of Treasury Stock	(12,424)	(26,499)
Purchase of non-controlling interests	—	(583)
Payments of dividends to shareholders	(141,377)	(121,901)
Net cash provided by (used in) financing activities	1,308,757	(114,708)
Foreign exchange gain (loss) on cash held in foreign currencies	(20,060)	(3,909)
Increase (decrease) in cash, cash equivalents and restricted cash during the period	514,053	85,525
Cash, cash equivalents and restricted cash at beginning of the period	943,543	683,991
Cash, cash equivalents and restricted cash at end of the period	$1,457,596	$769,516

Reconciliation of cash, cash equivalents and restricted cash:	March 31, 2020	March 31, 2019
Cash and cash equivalents	$1,452,570	$765,224
Restricted cash included in Other assets	5,026	4,292
Total cash, cash equivalents and restricted cash	$1,457,596	$769,516
Supplemental cash flow disclosures (note 20)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2020
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa) and EC1 Pte. Ltd. (GXS Singapore), which as of March 31, 2020, were 70% and 81% owned, respectively, by OpenText. All inter-company balances and transactions have been eliminated.
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
These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes certain assets and liabilities of Dynamic Solutions Group Inc. (The Fax Guys), with effect from December 2, 2019, the financial results of Carbonite, Inc. (Carbonite), with effect from December 24, 2019 and the financial results of XMedius with effect from March 9, 2020 (see note 19 "Acquisitions").
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
On March 3, 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 has significantly impacted the global economy. We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to potential items such as special charges, restructurings, asset impairments and other non-recurring costs. As of March 31, 2020, we have not recorded any estimated amounts with respect to COVID-19 in our Condensed Consolidated Financial Statements. Please also see "Risk Factors" included within Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

The adoption of Topic 842 had no impact to the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statement of Shareholders' Equity or Condensed Consolidated Statements of Cash Flows. Please refer to note 6 “Leases” for additional information.
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
Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, and ASU 2020-02 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. Topic 326 is effective for us in our first quarter of our fiscal year ending June 30, 2021. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. We are currently evaluating Topic 326, including its potential impact to our process and controls. We believe the effect on our consolidated financial statements will largely depend on the composition and credit quality of our financial assets and the economic conditions at the time of adoption.
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

Disaggregation of Revenue
The following table disaggregates our revenue by significant geographic area, based on the location of our end customer, and by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Total Revenues by Geography:
Americas (1)	$509,778	$436,873	$1,380,179	$1,246,909
EMEA (2)	240,529	216,287	702,964	674,699
Asia Pacific (3)	64,372	65,986	199,981	199,926
Total Revenues	$814,679	$719,146	$2,283,124	$2,121,534

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Total Revenues by Type of Performance Obligation:
Recurring revenue (4)
Cloud services and subscriptions revenue	$339,463	$238,607	$825,068	$665,923
Customer support revenue	322,865	310,762	950,671	932,667
Total recurring revenues	$662,328	$549,369	$1,775,739	$1,598,590
License revenue (perpetual, term and subscriptions)	81,055	98,721	297,048	308,364
Professional service and other revenue	71,296	71,056	210,337	214,580
Total revenues	$814,679	$719,146	$2,283,124	$2,121,534

Total Revenues by Timing of Revenue Recognition
Point in time	$81,055	$98,721	$297,048	$308,364
Over time (including professional service and other revenue)	733,624	620,425	1,986,076	1,813,170
Total revenues	$814,679	$719,146	$2,283,124	$2,121,534
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of March 31, 2020	As of June 30, 2019
Short-term contract assets	$27,057	$20,956
Long-term contract assets	$14,225	$15,386
Short-term deferred revenue	$819,273	$641,656
Long-term deferred revenue	$92,341	$46,974

The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the nine months ended March 31, 2020, we reclassified $23.5 million of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three and nine months ended March 31, 2020, respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the nine months ended March 31, 2020 that was included in the deferred revenue balances at June 30, 2019 was approximately $591 million.
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
The following table summarizes the changes in total capitalized costs since June 30, 2019:

Capitalized costs to obtain a contract as of June 30, 2019	$48,284
New capitalized costs incurred	19,207
Amortization of capitalized costs	(12,106)
Adjustments on account of foreign exchange	(1,357)
Capitalized costs to obtain a contract as of March 31, 2020	$54,028

During the three and nine months ended March 31, 2020, respectively, there was no significant impairment loss recognized in relation to costs capitalized.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2020, approximately $1.3 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 50% of this amount over the next 12 months and the remaining balance thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.
NOTE 4—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2019	$17,011
Bad debt expense	6,444
Write-off /adjustments	(5,154)
Balance as of March 31, 2020	$18,301

Included in accounts receivable are unbilled receivables in the amount of $59.4 million as of March 31, 2020 (June 30, 2019—$56.1 million).
NOTE 5—PROPERTY AND EQUIPMENT

	As of March 31, 2020
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$43,856	$(30,054)	$13,802
Office equipment	2,231	(1,263)	968
Computer hardware	286,077	(189,986)	96,091
Computer software	124,804	(98,898)	25,906
Capitalized software development costs	106,500	(66,297)	40,203
Leasehold improvements	123,314	(75,973)	47,341
Land and buildings	49,563	(14,982)	34,581
Total	$736,345	$(477,453)	$258,892

	As of June 30, 2019
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$40,260	$(26,492)	$13,768
Office equipment	1,993	(1,576)	417
Computer hardware	258,802	(177,402)	81,400
Computer software	119,018	(87,240)	31,778
Capitalized software development costs	95,729	(56,205)	39,524
Leasehold improvements	113,510	(66,520)	46,990
Land and buildings	49,557	(13,981)	35,576
Total	$678,869	$(429,416)	$249,453

NOTE 6—LEASES
We enter into operating leases, both domestically and internationally, for certain facilities, automobiles, data centers and equipment for use in the ordinary course of business. The duration of the majority of these leases generally range from 1 to 10 years, some of which include options to extend for an additional 3 to 5 years after the initial term. Additionally, the land upon which our headquarters in Waterloo, Ontario, Canada is located, is leased from the University of Waterloo for a period of 49 years beginning in December 2005, with an option to renew for an additional term of 49 years. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets and we do not have any material finance leases.
We account for a contract as a lease when we have the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. We determine the initial classification and measurement of our right of use (ROU) assets and lease liabilities at the lease commencement date and thereafter if modified.
ROU assets represent our right to control the underlying assets under lease, and the lease liability is our obligation to make the lease payments related to the underlying assets under lease, over the contractual term. ROU assets and lease liabilities are recognized on the Condensed Consolidated Balance Sheets based on the present value of future minimum lease payments to be made over the lease term. When available, we will use the rate implicit in the lease to discount lease payments to present value. However, real estate leases generally do not provide a readily determinable implicit rate, therefore, we must estimate our incremental borrowing rate to discount the lease payments. We estimate our incremental borrowing rate based on a collateralized basis with similar terms and payments, in an economic environment where the leased asset is located.
The ROU asset equals the lease liability, adjusted for any initial direct costs, prepaid rent and lease incentives. Fixed lease costs are included in the recognition of ROU assets and lease liabilities. Variable lease costs are not included in the measurement of the lease liability. These variable lease payments are recognized in the Condensed Consolidated Statements of Income in the period in which the obligation for those payments is incurred. Consistent with previous lease accounting rules under ASC Topic 840, lease expense for minimum lease payments continue to be recognized in the Condensed Consolidated Statements of Income on a straight-line basis over the lease term.
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
In certain circumstances, we sublease all or a portion of a leased facility, to various other companies through a sublease agreement.

Lease Costs and Other Information
The following illustrates the various components of operating lease costs for the period indicated:

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Operating lease cost	$19,157	$51,259
Short-term lease cost	455	743
Variable lease cost	1,140	2,647
Sublease income	(1,481)	(4,618)
Total lease cost	$19,271	$50,031

The following table summarizes the weighted average remaining lease term and discount rate as of March 31, 2020:

Weighted-average remaining lease term	5.82 years
Weighted-average discount rate	3.25%

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payment made for variable lease cost and short-term lease are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities:	$17,926	$53,996
Right of use assets obtained in exchange for new operating lease liabilities(1) :	$4,129	$15,964

(1) Excludes the impact of $60.1 million of ROU assets acquired as part of the acquisition of Carbonite during the nine months ended March 31, 2020 and $2.9 million of ROU assets acquired as part of the acquisition of XMedius during the three and nine months ended March 31, 2020, respectively.

Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our operating leases liabilities as of March 31, 2020:

Fiscal years ending June 30,
2020 (three months ended June 30)	$23,221
2021	68,819
2022	56,128
2023	41,905
2024	30,921
Thereafter	79,646
Total Lease payments	$300,640
Less: Imputed interest	(25,980)
Total	$274,660
Reported as
Current operating lease liabilities	68,871
Non-current operating lease liabilities	205,789
Total	$274,660

Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under these agreements, we expect to receive sublease income of approximately $1.8 million over the remainder of Fiscal 2020, and approximately $27.1 million thereafter.
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

NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2019:

Balance as of June 30, 2019	$3,769,908
Acquisition of XMedius (note 19)	49,899
Acquisition of Carbonite (note 19)	868,365
Acquisition of The Fax Guys (note 19)	1,951
Adjustments relating to acquisitions prior to Fiscal 2020 that had open measurement periods (note 19)	1,476
Adjustments on account of foreign exchange	(12,913)
Balance as of March 31, 2020	$4,678,686

NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2020
	Cost	Accumulated Amortization	Net
Technology assets	$1,137,744	$(495,257)	$642,487
Customer assets	1,560,932	(471,638)	1,089,294
Total	$2,698,676	$(966,895)	$1,731,781

	As of June 30, 2019
	Cost	Accumulated Amortization	Net
Technology assets	$835,498	$(349,259)	$486,239
Customer assets	1,397,937	(737,672)	660,265
Total	$2,233,435	$(1,086,931)	$1,146,504

Where applicable, the above balances as of March 31, 2020 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the nine months ended March 31, 2020. The impact of this resulted in a reduction of $426.6 million to customer assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and seven years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2020 (three months ended June 30)	$119,996
2021	435,005
2022	395,617
2023	310,451
2024	231,845
2025 and beyond	238,867
Total	$1,731,781

NOTE 9—OTHER ASSETS

	As of March 31, 2020	As of June 30, 2019
Deposits and restricted cash	$13,269	$13,671
Capitalized costs to obtain a contract	39,702	35,593
Investments	73,061	67,002
Long-term prepaid expenses and other long-term assets	45,075	32,711
Total	$171,107	$148,977

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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments is recorded as a component of other income (expense), net in our Condensed Consolidated Statements of Income (see note 21 "Other income (expense), net"). During the three and nine months ended March 31, 2020, our share of income (loss) from these investments was approximately $4.5 million and $6.5 million, respectively, (three and nine months ended March 31, 2019 — $2.8 million and $10.7 million, respectively).
Long-term prepaid expenses and other long-term assets includes advance payments on long-term licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.
NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2020	As of June 30, 2019
Accounts payable—trade	$50,078	$46,323
Accrued salaries and commissions	127,106	131,430
Accrued liabilities(1)	114,275	117,551
Accrued interest on Senior Notes	25,246	24,786
Amounts payable in respect of restructuring and other Special charges(1)	3,884	8,153
Asset retirement obligations	4,301	1,660
Total	$324,890	$329,903

Long-term accrued liabilities

	As of March 31, 2020	As of June 30, 2019
Amounts payable in respect of restructuring and other Special charges(1)	$—	$4,804
Other accrued liabilities(1)	2,049	30,338
Asset retirement obligations	12,585	14,299
Total	$14,634	$49,441

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
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of March 31, 2020, the present value of this obligation was $16.9 million (June 30, 2019—$16.0 million), with an undiscounted value of $18.4 million (June 30, 2019—$17.6 million).

NOTE 11—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of March 31, 2020	As of June 30, 2019
Total debt
Senior Notes 2030	$900,000	$—
Senior Notes 2028	900,000	—
Senior Notes 2026	850,000	850,000
Senior Notes 2023	—	800,000
Term Loan B	980,000	987,500
Revolver	600,000	—
Total principal payments due	4,230,000	2,637,500

Premium on Senior Notes 2026	4,921	5,405
Debt issuance costs	(39,237)	(28,027)
Total amount outstanding	4,195,684	2,614,878

Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Revolver	600,000	—
Total current portion of long-term debt	610,000	10,000

Non-current portion of long-term debt	$3,585,684	$2,604,878

Senior Unsecured Fixed Rate Notes
Senior Notes 2030
On February 18, 2020, OpenText Holdings, Inc. a wholly-owned indirect subsidiary of the Company, issued $900 million in aggregate principal amount of 4.125% Senior Notes due 2030 guaranteed by the Company (Senior Notes 2030) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (Securities Act), and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2030 bear interest at a rate of 4.125% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2030 will mature on February 15, 2030, unless earlier redeemed, in accordance with their terms, or repurchased.
For the three and nine months ended March 31, 2020, we recorded interest expense of $4.4 million, respectively, relating to Senior Notes 2030.
Senior Notes 2028
On February 18, 2020, we issued $900 million in aggregate principal amount of 3.875% Senior Notes due 2028 (Senior Notes 2028) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2028 bear interest at a rate of 3.875% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2028 will mature on February 15, 2028, unless earlier redeemed, in accordance with their terms, or repurchased.
For the three and nine months ended March 31, 2020, we recorded interest expense of $4.2 million, respectively, relating to Senior Notes 2028.

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
For the three and nine months ended March 31, 2020, we recorded interest expense of $12.5 million and $37.5 million, respectively, relating to Senior Notes 2026 (three and nine months ended March 31, 2019— $12.5 million and $37.5 million, respectively).
Senior Notes 2023
On January 15, 2015, we issued $800 million in aggregate principal amount of 5.625% Senior Notes due 2023 (Senior Notes 2023) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2023 bore interest at a rate of 5.625% per annum, payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2015. Senior Notes 2023 were to mature on January 15, 2023, unless earlier redeemed, in accordance with their terms, or repurchased.
On March 5, 2020, we redeemed Senior Notes 2023 in full at a price equal to 101.406% of the principal amount plus accrued and unpaid interest up to but excluding the redemption date. A portion of the proceeds from the offerings of Senior Notes 2028 and Senior Notes 2030 was used to redeem Senior Notes 2023. Upon redemption, Senior Notes 2023 were cancelled and any obligation thereunder was extinguished. The resulting loss of $17.9 million has been recorded as a component of other income (expense), net in our Condensed Consolidated Statements of Income. See note 21 "Other income (Expense), net".
For the three and nine months ended March 31, 2020, we recorded interest expense of $8.1 million and $30.6 million, respectively, relating to Senior Notes 2023 (three and nine months ended March 31, 2019— $11.2 million and $33.7 million, respectively).
Notes due 2022
Following our acquisition of Carbonite (see note 19 "Acquisitions"), our consolidated debt reflected $143.8 million of principal debt convertible notes (Notes due 2022). Notes due 2022 were originally issued by Carbonite, on April 4, 2017, in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes due 2022 were issued under an Indenture (the 2022 Notes Indenture) between Carbonite and U.S. Bank National Association, as trustee (the 2022 Notes Trustee). The Notes due 2022 accrued interest at 2.5% per year, which was payable semiannually in arrears on April 1 and October 1 of each year. The Notes due 2022 were to mature on April 1, 2022, unless earlier repurchased, redeemed or converted. Carbonite, now a subsidiary of OpenText, was the sole obligor on the Notes due 2022.
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
As a result of our acquisition of Carbonite, the Conversion Rate for the Notes due 2022 was temporarily increased by 7.7633 per $1,000 principal amount of Notes due 2022 to yield a Conversion Rate of 46.4667 per $1,000 principal amount of Notes due 2022.  The increased Conversion Rate was in effect until the close of business (5:00 P.M. New York City time) on February 27, 2020.  As of February 27, 2020, all Notes due 2022 had been surrendered and converted at a rate of $1,068.7341 in cash for each $1,000 principal amount. As of March 31, 2020, all Notes due 2022 have been fully settled in cash and there are no remaining Notes due 2022 outstanding.

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
Term Loan B has a seven year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of March 31, 2020, the outstanding balance on the Term Loan B bears an interest rate of approximately 3.35%.
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2020, our consolidated net leverage ratio was 2.3:1.
For the three and nine months ended March 31, 2020, we recorded interest expense of $8.5 million and $27.6 million, respectively, relating to Term Loan B (three and nine months ended March 31, 2019—$10.5 million and $30.6 million).
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of March 31, 2020, the outstanding balance on the Revolver bears an interest rate of approximately 2.50%.
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. As of March 31, 2020, our consolidated net leverage ratio was 2.3:1.
During the second quarter of Fiscal 2020, we drew down $750 million from the Revolver to partially fund the acquisition of Carbonite. In February 2020, we repaid $750 million drawn under the Revolver with a portion of the use of proceeds from the Senior Notes 2030 and Senior Notes 2028. In March 2020, we drew down $600 million from the Revolver as a preemptive measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak. The proceeds from the $600 million draw down are presented within cash and cash equivalents and within the current portion of long-term debt in our Condensed Consolidated Balance Sheet as of March 31, 2020.
As of March 31, 2020, we have outstanding borrowings of $600 million under the Revolver (June 30, 2019—nil) and $150 million remains available to be drawn.
During the three and nine months ended March 31, 2020, we recorded interest expense relating to amounts drawn of approximately $3.7 million and $4.3 million, respectively.
As of March 31, 2019, we had no outstanding balance on the Revolver. There was no activity during the three and nine months ended March 31, 2019 and we recorded no interest expense.
Debt Issuance Costs and Premium on Senior Notes
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our credit facilities and issuing our Senior Notes 2026, Senior Notes 2028 and Senior Notes 2030 (collectively referred to as the Senior Notes) and are being amortized over the respective terms of the Senior Notes and Term Loan B and the Revolver using the effective interest method.
The premium on Senior Notes 2026 represents the excess of the proceeds received over the face value of Senior Notes 2026. This premium is amortized as a reduction to interest expense over the term of Senior Notes 2026 using the effective interest method.

NOTE 12—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP) and other plans as of March 31, 2020 and June 30, 2019:

	As of March 31, 2020
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$31,717	$700	$31,017
GXS GER defined benefit plan	22,144	959	21,185
GXS PHP defined benefit plan	8,155	141	8,014
Other plans	7,930	708	7,222
Total	$69,946	$2,508	$67,438

	As of June 30, 2019
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$35,836	$675	$35,161
GXS GER defined benefit plan	26,739	1,012	25,727
GXS PHP defined benefit plan	6,904	124	6,780
Other plans	8,052	481	7,571
Total	$77,531	$2,292	$75,239
* The current portion of the benefit obligation has been included within "Accrued salaries and commissions", all within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets (see note 10 "Accounts Payable and Accrued Liabilities").
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of March 31, 2020, there is approximately $0.2 million in accumulated other comprehensive income related to the CDT plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2020.
GXS GER Plan
As part of our acquisition of GXS Group, Inc. (GXS) in Fiscal 2014, we assumed an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of March 31, 2020, there is approximately $0.1 million in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2020.

GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of approximately $0.03 million as of March 31, 2020, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of March 31, 2020, there is approximately $0.1 million in accumulated other comprehensive income related to the GXS PHP plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2020.
The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of March 31, 2020				As of June 30, 2019
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of fiscal year	$35,836	$26,739	$6,904	$69,479	$32,651	$25,382	$3,853	$61,886
Service cost	426	237	914	1,577	550	566	771	1,887
Interest cost	341	250	265	856	642	489	300	1,431
Benefits paid	(469)	(693)	(119)	(1,281)	(626)	(996)	(140)	(1,762)
Actuarial (gain) loss	(2,575)	(3,033)	125	(5,483)	3,365	1,872	1,957	7,194
Foreign exchange (gain) loss	(1,842)	(1,356)	66	(3,132)	(746)	(574)	163	(1,157)
Benefit obligation—end of period	31,717	22,144	8,155	62,016	35,836	26,739	6,904	69,479
Less: Current portion	(700)	(959)	(141)	(1,800)	(675)	(1,012)	(124)	(1,811)
Non-current portion of benefit obligation	$31,017	$21,185	$8,014	$60,216	$35,161	$25,727	$6,780	$67,668

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended March 31,
	2020				2019
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$140	$78	$305	$523	$136	$141	$185	$462
Interest cost	112	82	92	286	159	121	77	357
Amortization of actuarial (gains) and losses	234	61	(72)	223	173	32	(142)	63
Net pension expense	$486	$221	$325	$1,032	$468	$294	$120	$882

	Nine Months Ended March 31,
	2020				2019
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$426	$237	$914	$1,577	$413	$426	$520	$1,359
Interest cost	341	250	265	856	483	368	217	1,068
Amortization of actuarial (gains) and losses	703	183	(215)	671	524	98	(421)	201
Net pension expense	$1,470	$670	$964	$3,104	$1,420	$892	$316	$2,628

Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under "Other income (expense), net" on our Condensed Consolidated Statements of Income.
In determining the fair value of the pension plan benefit obligations as of March 31, 2020 and June 30, 2019, respectively, we used the following weighted-average key assumptions:

	As of March 31, 2020			As of June 30, 2019
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.50%	2.50%	6.50%	2.50%	2.50%	6.50%
Pension increases	2.00%	2.00%	N/A	2.00%	2.00%	N/A
Discount rate	1.76%	1.76%	5.00%	1.32%	1.32%	5.00%
Normal retirement age	65-67	65-67	60	65-67	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	12.19%	—%	—%	12.19%
to age 25	—%	—%	16.58%	—%	—%	16.58%
to age 30	1.00%	—%	13.97%	1.00%	—%	13.97%
to age 35	0.50%	—%	10.77%	0.50%	—%	10.77%
to age 40	—%	—%	7.39%	—%	—%	7.39%
to age 45	0.50%	—%	3.28%	0.50%	—%	3.28%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%

Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2020 (three months ended June 30)	$161	$240	$10
2021	719	959	264
2022	789	990	341
2023	885	990	244
2024	987	995	304
2025 to 2029	5,695	5,034	3,068
Total	$9,236	$9,208	$4,231

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
NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three and nine months ended March 31, 2020, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.1746 and $0.5238, respectively, per Common Share in the aggregate amount of $47.3 million and $141.4 million, respectively, which we paid during the same period.
For the three and nine months ended March 31, 2019, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.1518 and $0.4554, respectively, per Common Share in the aggregate amount of $40.7 million and $121.9 million, respectively.

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
During the three and nine months ended March 31, 2020, we repurchased nil and 300,000, respectively, of our Common Shares in the open market, at a cost of approximately nil and $12.4 million, respectively, for potential reissuance under our LTIP or other plans (three and nine months ended March 31, 2019—51,794 and 726,059, respectively, Common Shares at a cost of $2.0 million and $26.5 million, respectively). See below for more details on our various plans.
Reissuance
During the three and nine months ended March 31, 2020, we reissued nil and 255,502 Common Shares, respectively, from treasury stock (three and nine months ended March 31, 2019—61,794 and 609,691 Common Shares, respectively), in connection with the settlement of awards.
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Stock options	$2,143	$2,616	$6,820	$7,537
Performance Share Units (issued under LTIP)	1,515	879	4,436	2,573
Restricted Share Units (issued under LTIP)	1,478	1,687	4,447	4,698
Restricted Share Units (other)	64	36	84	169
Deferred Share Units (directors)	735	709	2,610	2,402
Employee Share Purchase Plan	921	785	3,133	2,773
Total share-based compensation expense	$6,856	$6,712	$21,530	$20,152

Summary of Outstanding Stock Options
As of March 31, 2020, an aggregate of 7,359,490 options to purchase Common Shares were outstanding and an additional 7,840,000 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the nine months ended March 31, 2020 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2019	7,102,753	$31.82
Granted	2,301,230	42.57
Exercised	(1,300,742)	26.73
Forfeited or expired	(743,751)	32.96
Outstanding at March 31, 2020	7,359,490	$35.96	4.85	$15,496
Exercisable at March 31, 2020	2,137,643	$29.72	2.92	$11,953

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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Weighted–average fair value of options granted	$7.28	$7.64	$6.95	$8.28
Weighted-average assumptions used:
Expected volatility	21.80%	25.60%	21.92%	25.92%
Risk–free interest rate	1.38%	2.51%	1.49%	2.73%
Expected dividend yield	1.55%	1.63%	1.60%	1.53%
Expected life (in years)	4.14	4.11	4.13	4.26
Forfeiture rate (based on historical rates)	7%	6%	7%	6%
Average exercise share price	$44.99	$37.24	$42.57	$38.16

As of March 31, 2020, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $30.3 million, which will be recognized over a weighted-average period of approximately 3.0 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and nine months ended March 31, 2020, cash in the amount of $23.4 million and $34.8 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and nine months ended March 31, 2020 from the exercise of options eligible for a tax deduction was $0.4 million and $1.3 million, respectively.
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
As of March 31, 2020, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $21.7 million, which is expected to be recognized over a weighted average period of 1.9 years.
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
Restricted Share Units (RSUs)
During the three and nine months ended March 31, 2020, we granted 15,000 RSUs to employees in accordance with employment and other non-LTIP related agreements (three and nine months ended March 31, 2019—nil, respectively). RSUs vest over a specified contract date, typically three years from the respective date of grants. We expect to settle RSU awards in stock.
During the three and nine months ended March 31, 2020, we did not issue any Common Shares from treasury stock in connection with the settlement of vested RSUs (three and nine months ended March 31, 2019—10,000 and 18,794 Common Shares, respectively, with a cost of $0.3 million and $0.6 million, respectively).
Deferred Share Units (DSUs)
During the three and nine months ended March 31, 2020, we granted 4,479 and 78,887 DSUs, respectively, to certain non-employee directors (three and nine months ended March 31, 2019—3,406 and 96,748 DSUs, respectively). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
Employee Share Purchase Plan (ESPP)
Our ESPP offers employees a purchase price discount of 15%.
During the three and nine months ended March 31, 2020, 221,738 and 549,281 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and nine months ended March 31, 2019—187,705 and 523,867 Common Shares, respectively).
During the three and nine months ended March 31, 2020, cash in the amount of approximately $6.6 million and $18.3 million, respectively, was received from employees relating to the ESPP (three and nine months ended March 31, 2019—$6.1 million and $16.2 million, respectively).

NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2020— June 30, 2020	July 1, 2020— June 30, 2022	July 1, 2022— June 30, 2024	July 1, 2024 and beyond
Long-term debt obligations (1)	$4,772,778	$35,776	$329,750	$328,478	$4,078,774
Purchase obligations for contracts not accounted for as lease obligations (2)	52,938	14,975	32,963	5,000	—
	$4,825,716	$50,751	$362,713	$333,478	$4,078,774

(1) Includes interest up to maturity and principal payments. Excludes $600 million currently drawn on the Revolver, which we expect to repay within one year. Please see note 11 "Long-Term Debt" for more details.
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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013 and Fiscal 2014. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of March 31, 2020, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013 and Fiscal 2014 to be limited to penalties and interest that may be due of approximately $25 million.
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
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the “Securities Actions”). On November 21, 2019, the court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. The lead counsel's opposition is currently due May 4, 2020. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this action and are unable to reasonably estimate the amount or range of loss, if any, that could result from this proceeding.
Carbonite vs Realtime Data
On February 27, 2017, prior to our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (Realtime Data) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas "Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL)", alleging that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the asserted patents against other companies around the country. In one of those suits, filed in the U.S. District Court for the District of Delaware, the Delaware Court on July 29, 2019 dismissed the lawsuit after declaring invalid three of the four patents asserted by Realtime Data against Carbonite. By way of Order dated August 19, 2019, the U.S. District Court for the District of Massachusetts stayed the action against Carbonite pending appeal of the dismissal in the Delaware lawsuit. As to the fourth patent, the U.S. Patent & Trademark Office Patent Trial and Appeal Board on September 24, 2019 invalidated certain claims of that patent. No trial date has been set in the action against Carbonite. The Company is defending Carbonite vigorously. We have not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and we remain unable to reasonably estimate a possible loss or range of loss associated with this litigation.
Please also see "Risk Factors" included within Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part 1, Item 1A of our Annual Report on Form 10-K for Fiscal 2019.
NOTE 15—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
The effective tax rate decreased to a provision of 25.5% for the three months ended March 31, 2020, compared to a provision of 30.9% for the three months ended March 31, 2019. The decrease in tax expense of $23.7 million was primarily due to (i) a decrease of $20.0 million relating to lower net income including the impact of foreign rates, (ii) a decrease of $9.0 million from tax rate differential in tax years applicable to United States loss carryforwards that became eligible for carryback under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act enacted in the third quarter of Fiscal 2020, and (iii)

a decrease of $7.9 million related to tax costs of internal reorganizations that did not recur in Fiscal 2020. These were partially offset by (i) an increase of $4.8 million related to the US Base Erosion Anti-avoidance Tax (US BEAT), (ii) an increase in tax filings in excess of estimates of $3.0 million, (iii) a decrease in tax credits for research and development of $2.9 million resulting from filings in excess of estimates in Fiscal 2019 that did not recur in Fiscal 2020 and (iv) an increase in accruals for repatriations from foreign subsidiaries of $1.7 million. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate decreased to a provision of 27.5% for the nine months ended March 31, 2020, compared to a provision of 31.6% for the nine months ended March 31, 2019. Tax expense decreased by $19.8 million primarily due to (i) a decrease of $21.5 million in reserves for unrecognized tax benefits resulting from clarifications provided by tax regulations and taxation years becoming statute barred, (ii) a decrease of $15.8 million relating to the tax impact of internal reorganizations of subsidiaries that did not recur in Fiscal 2020, (iii) a decrease of $9.0 million from tax rate differential in tax years applicable to United States loss carryforwards that became eligible for carryback under the CARES Act enacted in the third quarter of Fiscal 2020, (iv) a decrease in net income taxed at foreign rates of $8.3 million, and (v) an increase in tax credits for research and development of $2.9 million. These were partially offset by (i) an increase of $16.6 million relating to a one-time reversal of accruals for repatriations from subsidiaries in the United States in Fiscal 2019 that did not recur in Fiscal 2020, (ii) an increase in tax filings in excess of estimates of $10.4 million, and (iii) the impact of US BEAT of $9.9 million. The remainder of the difference was due to normal course movements and non-material items.
We recognize interest expense and penalties related to income tax matters in income tax expense. For the three and nine months ended March 31, 2020 and 2019, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Interest expense (recoveries)	$2,814	$2,823	$4,048	$7,430
Penalties expense (recoveries)	100	9	175	568
Total	$2,914	$2,832	$4,223	$7,998

The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of March 31, 2020	As of June 30, 2019
Interest expense accrued *	$68,707	$64,530
Penalties accrued *	$2,580	$2,525
* These balances are primarily included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of March 31, 2020, could decrease tax expense in the next 12 months by $9.3 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2012 for Germany, 2010 for the United States, 2012 for Luxembourg, and 2012 for Canada.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, Germany, India, the United Kingdom, Italy and Japan. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States and Canada audits are included in note 14 "Guarantees and Contingencies".
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
As at March 31, 2020, we have recognized a provision of $21.7 million (June 30, 2019—$17.4 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2020 and June 30, 2019:

	March 31, 2020				June 30, 2019
		Fair Market Measurements using:				Fair Market Measurements using:
	March 31, 2020	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2019	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward contracts designated as cash flow hedges (note 17)	$—	N/A	$—	N/A	$736	N/A	$736	N/A
Financial Liabilities:
Foreign currency forward contracts designated as cash flow hedges (note 17)	$(3,352)	N/A	$(3,352)	N/A	$—	N/A	$—	N/A

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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended March 31, 2020 and 2019, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended March 31, 2020 and 2019, no indications of impairment were identified and therefore no fair value measurements were required.
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of March 31, 2020, is recorded within "Accounts payable and accrued liabilities".
As of March 31, 2020, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $63.2 million (June 30, 2019—$62.0 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 16 "Fair Value Measurement")

		As of March 31, 2020	As of June 30, 2019
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$(3,352)	$736

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three and Nine Months Ended March 31, 2020
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020		Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Foreign currency forward contracts	$(4,815)	$(4,459)	Operating expenses	$(458)	$(371)

Three and Nine Months Ended March 31, 2019
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019		Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
Foreign currency forward contracts	$837	$(1,034)	Operating expenses	$(470)	$(1,604)

NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Fiscal 2020 Restructuring Plan	$5,899	$—	$5,899	$—
Fiscal 2019 Restructuring Plan	(29)	667	1,650	26,906
Fiscal 2018 Restructuring Plan	—	7	86	517
Restructuring Plans prior to Fiscal 2018 Restructuring Plan	50	(65)	(232)	410
Acquisition-related costs	2,453	1,430	12,898	5,134
Other charges (recoveries)	1,033	(1,243)	4,278	520
Total	$9,406	$796	$24,579	$33,487

Fiscal 2020 Restructuring Plan
During Fiscal 2020, we began to implement restructuring activities to streamline our operations (Fiscal 2020 Restructuring Plan), including in connection with our acquisitions of Carbonite and XMedius, to take further steps to improve our operational efficiency. The Fiscal 2020 Restructuring Plan charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
As of March 31, 2020, we expect total costs to be incurred in connection with the Fiscal 2020 Restructuring Plan to be approximately $26 million to $34 million, of which approximately $5.9 million has been recorded within "Special charges (recoveries)" to date.

A reconciliation of the beginning and ending restructuring liability, which is included within "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets, for the nine months ended March 31, 2020 is shown below.

Fiscal 2020 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2019	$—	$—	$—
Accruals and adjustments	5,505	394	5,899
Cash payments	(2,295)	(36)	(2,331)
Foreign exchange and other non-cash adjustments	(166)	(94)	(260)
Balance payable as at March 31, 2020	$3,044	$264	$3,308

We incurred no charges associated with the re-measurement of facility related ROU assets during the three and nine months ended March 31, 2020, respectively, as part of the Fiscal 2020 Restructuring Plan.
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
A reconciliation of the beginning and ending liability for the nine months ended March 31, 2020 is shown below.

Fiscal 2019 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2019	$1,819	$5,288	$7,107
Adjustment for Topic 842 (note 1 and note 6)	—	(5,288)	(5,288)
Accruals and adjustments	560	1,090	1,650
Cash payments	(1,637)	(1,090)	(2,727)
Foreign exchange and other non-cash adjustments	(249)	—	(249)
Balance payable as at March 31, 2020	$493	$—	$493

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
Since the inception of the plan, approximately $10.8 million has been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges relating to this plan.
A reconciliation of the beginning and ending liability for the nine months ended March 31, 2020 is shown below.

Fiscal 2018 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2019	$150	$486	$636
Adjustment for Topic 842 (note 1 and note 6)	—	(486)	(486)
Accruals and adjustments	(62)	148	86
Cash payments	(39)	(148)	(187)
Foreign exchange and other non-cash adjustments	(10)	—	(10)
Balance payable as at March 31, 2020	$39	$—	$39

Other charges (recoveries)
For the three months ended March 31, 2020, "Other charges" includes $1.0 million relating to other miscellaneous charges.
For the nine months ended March 31, 2020, "Other charges" includes $0.7 million relating to the write-off of ROU assets and approximately $3.6 million relating to other miscellaneous charges.
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
NOTE 19—ACQUISITIONS
Fiscal 2020 Acquisitions
Acquisition of XMedius
On March 9, 2020, we acquired all of the equity interest in XMedius for approximately $73.3 million in an all cash transaction. XMedius is a provider of secure information exchange and unified communication solutions. In accordance with ASC Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination. We believe the acquisition will complement our Customer Experience Management (CEM) and Business Network (BN) platforms.
The results of operations of this acquisition have been consolidated with those of OpenText beginning March 9, 2020.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of March 9, 2020, are set forth below:

Current assets	$8,433
Non-current tangible assets	3,792
Intangible customer assets	35,910
Intangible technology assets	11,143
Liabilities assumed	(35,842)
Total identifiable net assets	23,436
Goodwill	49,899
Net assets acquired	$73,335

The goodwill of approximately $49.9 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $0.1 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of $18.5 million, which represents our estimate of the fair value of the contractual obligations assumed based on a valuation. In arriving at this fair value, we reduced the acquired company’s original carrying value by approximately $2.7 million.
The fair value of current assets acquired includes accounts receivable with a fair value of $6.5 million. The gross amount receivable was $6.7 million, of which $0.2 million is expected to be uncollectible.
Acquisition-related costs for XMedius included in "Special charges (recoveries)" in the Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2020 were $0.8 million, respectively.
The finalization of the above purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including intangible assets and taxation-related balances as well as for potential unrecorded liabilities. We expect to finalize this determination on or before our quarter ending March 31, 2021.
Since the date of acquisition, the acquisition had no significant impact on revenues and net earnings for the three and nine months ended March 31, 2020. Pro forma results of operations for this acquisition have not been presented because they are not material to our consolidated results of operations.

Acquisition of Carbonite
On December 24, 2019, we acquired all of the equity interest in Carbonite, a leading provider of cloud-based subscription backup, disaster recovery and endpoint security to small and medium-sized businesses (SMB), consumers, and a wide variety of partners. Total consideration for Carbonite was approximately $1.4 billion paid in cash (inclusive of cash acquired) and inclusive of approximately $0.1 billion, relating to the cash settlement of pre-acquisition stock compensation that was previously accrued but since paid as of March 31, 2020. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination. We believe the acquisition will increase our position in the data protection and endpoint security space, further strengthen our cloud capabilities and open a new route to connect with customers through Carbonite's marquee SMB and consumer channels and products.
The results of operations of Carbonite have been consolidated with those of OpenText beginning December 24, 2019.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of December 24, 2019, are set forth below:

Current assets (inclusive of cash acquired of $62.9 million)	$129,779
Non-current tangible assets (inclusive of restricted cash acquired of $2.4 million)	102,936
Intangible customer assets	549,000
Intangible technology assets	291,000
Liabilities assumed	(570,656)
Total identifiable net assets	502,059
Goodwill	868,365
Net assets acquired	$1,370,424

The goodwill of approximately $868.4 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $6.9 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of approximately $171.0 million, which represents our estimate of the fair value of the contractual obligations assumed. In arriving at this fair value, we reduced the acquired company’s original carrying value by approximately $74.7 million.
The fair value of current assets acquired includes accounts receivable with a fair value of $45.7 million. The gross amount receivable was $47.1 million of which $1.4 million of this receivable was expected to be uncollectible.
Acquisition-related costs for Carbonite included in "Special charges (recoveries)" in the Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2020 were $1.1 million and $8.5 million, respectively.
The finalization of the above purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including intangible assets and taxation-related balances as well as for potential unrecorded liabilities. We expect to finalize this determination on or before our quarter ending December 31, 2020.
The amount of Carbonite's revenues and net loss included in our Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2020 is set forth below:

	January 1, 2020 - March 31, 2020	December 24, 2019 - March 31, 2020
Revenues	$110,351	$119,862
Net Loss *	(27,877)	(31,531)
* Net loss for the three and nine months ended includes one-time fees of approximately $2.8 million and $5.4 million, respectively, on account of special charges and $48.0 million and $52.2 million, respectively, of amortization charges relating to intangible assets, all net of tax.
The unaudited pro forma revenues and net income of the combined entity for the three and nine months ended March 31, 2020 and 2019, respectively, had the acquisition been consummated on July 1, 2018, are set forth below:

	Three Months Ended March 31,	Nine Months Ended March 31,
Supplemental Unaudited Pro Forma Information(1)	2019	2020	2019
Total Revenues	$800,361	$2,524,726	$2,357,397
Net Income (2) (3)	44,984	134,778	35,236
(1)Carbonite acquired Webroot Inc. in March 2019. The supplemental pro forma revenues and net income shown above do not include the results of operations of Webroot Inc. for periods prior to the Webroot acquisition date.
(2) Included in pro forma net income for the nine months ended March 31, 2019 are approximately $127 million of one-time expenses incurred by Carbonite on account of the acquisition and the related tax effect of approximately $33 million. These one-time expenses included i) approximately $74 million related to the accelerated vesting of historical Carbonite equity awards, ii) approximately $29 million of one time fees, primarily related to transaction costs triggered by the closing of the acquisition, iii) $21 million related to the extinguishment of certain of Carbonite's historical debt and interest rate swaps and iv) approximately $3 million in employee severance costs.
(3) Included in pro forma net income for the nine months ended March 31, 2020 and three and nine months ended March 31, 2019 are estimated amortization charges relating to the allocated value of intangible assets.
There was no pro forma impact during the three months ended March 31, 2020. The unaudited pro forma financial information in the table above is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented or the results that may be realized in the future.
Acquisition of Dynamic Solutions Group Inc. (The Fax Guys)
On December 2, 2019, we acquired certain assets and assumed certain liabilities of The Fax Guys, for approximately $5.1 million, of which $1.0 million is currently held back and unpaid in accordance with the terms of the purchase agreement. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements our Enterprise Information Management (EIM) portfolio.
The results of operations of The Fax Guys have been consolidated with those of OpenText beginning December 2, 2019.
Since the date of acquisition, the acquisition had no significant impact on revenues and net earnings for the three and nine months ended March 31, 2020. Pro forma results of operations for this acquisition have not been presented because they are not material to our consolidated results of operations.
Fiscal 2019 Acquisitions
Acquisition of Catalyst Repository Systems Inc.
On January 31, 2019, we acquired all of the equity interest in Catalyst, a leading provider of eDiscovery that designs, develops and supports market-leading cloud eDiscovery software. Total consideration for Catalyst was approximately $71.4 million, of which $70.8 million was paid in cash and approximately $0.6 million is currently held back and unpaid in accordance with the purchase agreement. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements and extends our EIM portfolio.
The results of operations of this acquisition have been consolidated with those of OpenText beginning January 31, 2019.
Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of January 31, 2019, are set forth below:

Current assets	$9,699
Non-current tangible assets	5,754
Intangible customer assets	30,607
Intangible technology assets	11,658
Liabilities assumed	(17,891)
Total identifiable net assets	39,827
Goodwill	31,607
Net assets acquired	$71,434

The goodwill of approximately $31.6 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $3.1 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of $0.8 million, which represents our estimate of the fair value of the contractual obligations assumed based on a valuation. In arriving at this fair value, we reduced the acquired company’s original carrying value by an insignificant amount.
The fair value of current assets acquired includes accounts receivable with a fair value of $10.8 million. The gross amount receivable was $11.8 million, of which $1.0 million is expected to be uncollectible.
The finalization of the purchase price allocation during the three months ended March 31, 2020 resulted in an adjustment to amounts previously disclosed of approximately $0.6 million.
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
NOTE 20—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Cash paid during the period for interest	$43,657	$33,585	$111,786	$102,348
Cash received during the period for interest	$2,743	$987	$10,166	$4,346
Cash paid during the period for income taxes	$42,509	$26,190	$75,881	$66,002

NOTE 21—OTHER INCOME (EXPENSE), NET
Other income (expense), net relates to certain non-operational charges primarily consisting of debt extinguishment costs, income or losses in our share of investments accounted for under the equity method and of transactional foreign exchange gains (losses). The income (expense) from foreign exchange is dependent upon the change in foreign currency exchange rates vis-à-

vis the functional currency of the legal entity.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Foreign exchange gains (losses)	$(5,766)	$2,033	$(9,073)	$(4,124)
OpenText share in net income of equity investees (note 9)	4,527	2,789	6,475	10,652
Loss on debt extinguishment (1)	(17,854)	—	(17,854)	—
Other miscellaneous income (expense)	170	243	716	437
Total other income (expense), net	$(18,923)	$5,065	$(19,736)	$6,965
(1) On March 5, 2020 we redeemed Senior Notes 2023 in full, which resulted in a loss on extinguishment of debt of approximately $17.9 million. Of this, approximately $6.7 million relates to unamortized debt issuance costs and the remaining $11.2 million relates to the early termination call premium. See note 11 "Long-Term Debt".
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Basic earnings per share
Net income attributable to OpenText	$25,965	$72,762	$207,833	$213,518
Basic earnings per share attributable to OpenText	$0.10	$0.27	$0.77	$0.80
Diluted earnings per share
Net income attributable to OpenText	$25,965	$72,762	$207,833	$213,518
Diluted earnings per share attributable to OpenText	$0.10	$0.27	$0.77	$0.79
Weighted-average number of shares outstanding (in 000's)
Basic	271,221	268,991	270,559	268,511
Effect of dilutive securities	981	1,039	1,084	1,095
Diluted	272,202	270,030	271,643	269,606
Excluded as anti-dilutive(1)	3,361	2,928	2,681	2,643

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
During the nine months ended March 31, 2020, Mr. Stephen Sadler, a member of the Board of Directors, earned approximately $0.7 million (nine months ended March 31, 2019—$0.6 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

NOTE 24—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on April 29, 2020, a dividend of $0.1746 per Common Share. The record date for this dividend is May 29, 2020 and the payment date is June 19, 2020. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
COVID-19 Restructuring Plan
On March 3, 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 has significantly impacted the global economy and is expected to adversely impact our operational and financial performance. The extent of the adverse impact of the pandemic on the global economy and markets will depend, in part, on the length and severity of the measures taken to limit the spread of the virus and, in part, on the size and effectiveness of the compensating measures taken by governments. We are closely monitoring the potential effects and impact on our operations, businesses and financial performance, including liquidity and capital usage, though the extent of the impact is difficult to fully predict at this time due to the rapid evolution of this uncertain situation.
On April 29, 2020, our Board approved a restructuring plan that will impact our global workforce and execute a significant reduction in our real estate footprint around the world. The estimated total cost of the plan is expected to be in the range of $80 million to $100 million and the plan is expected to be implemented over the next six to twelve months.
The Company has made a strategic decision to move towards a significant work from home (WFH) model. As a result of COVID-19, more than 95% of our employees are currently WFH, and we are now making plans for the future return to office strategy for our nearly 15,000 employees. We currently have approximately 120 offices around the world, and our intent, over time, is to make a significant reduction in the number of offices, anticipated to be over 50% of our global offices impacting approximately 15% of our employees. Based upon our plan, we estimate that this transition can be executed over the next six to twelve months. Management has estimated cost of this restructuring to be in the range of $65 million to $80 million, including the write-off of ROU assets relating to leases, the write-off of leases and fixed assets and other related costs.
We have also approved and begun executing an employee rationalization program across various departments in order to further reduce our cost base in light of the anticipated adverse effects and impact of COVID-19. We estimate severance costs to be in the range of $15 million to $20 million.

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (ii) the potential for the incurrence of or assumption of debt in connection with acquisitions and the impact on the ratings or outlooks of rating agencies on our outstanding debt securities; (iii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (iv) the risks associated with bringing new products and services to market; (v) fluctuations in currency exchange rates (including as a result of the impact of Brexit and any policy changes resulting from trade and tariff disputes); (vi) delays in the purchasing decisions of the Company’s customers; (vii) the competition the Company faces in its industry and/or marketplace; (viii) the final determination of litigation, tax audits (including tax examinations in the United States, Canada or elsewhere) and other legal proceedings; (ix) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, U.S. or international tax regimes; (x) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xi) the continuous commitment of the Company’s customers; (xii) demand for the Company’s products and services; (xiii) increase in exposure to international business risks (including as a result of the impact of Brexit and any policy changes resulting from the transition from the North American Free Trade Agreement to the United States-Mexico-Canada Agreement) as we continue to increase our international operations; (xiv) inability to raise capital at all or on not unfavorable terms in the future; (xv) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xvi) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement including General Data Protection Regulation (GDPR) and Country by Country Reporting; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the IM market; (ix) the Company’s competitive position in the IM market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the IM marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security breaches in connection with the Company's offerings and information technology systems generally; (xiv) failure to attract and retain key personnel to develop and effectively manage the Company's business; (xv) potential risks and uncertainties relating to the ultimate geographic spread of COVID-19, the severity of the disease and the duration of the COVID-19 outbreak, including potential material adverse effect on our business, operations and financial performance; (xvi) actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact on our business; (xvii) the potential negative impacts of COVID-19 on the global economy and financial markets; and (xviii) the potential risk and uncertainties relating to the implementation of our COVID-19 restructuring plan, including the possibility that the actual cash or non-cash cost of restructuring might exceed the estimated amounts.
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
All dollar and percentage comparisons made herein refer to the three and nine months ended March 31, 2020 compared with the three and nine months ended March 31, 2019, unless otherwise noted.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. We are a multinational company and as of March 31, 2020, employed approximately 15,000 people worldwide.
Our ticker symbol on both the NASDAQ and the TSX is "OTEX".
Quarterly Summary:
During the third quarter of Fiscal 2020 we saw the following activity:

•	Total revenue was $814.7 million, up 13.3% compared to the same period in the prior fiscal year; up 14.1% after factoring in the impact of $5.7 million of foreign exchange rate changes.

•
Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $662.3 million, up 20.6% compared to the same period in the prior fiscal year; up 21.3% after factoring in the impact of $4.0 million of foreign exchange rate changes.

•
Cloud services and subscriptions revenue was $339.5 million, up 42.3% compared to the same period in the prior fiscal year; up 42.8% after factoring in the impact of $1.2 million of foreign exchange rate changes.

•	License revenue was $81.1 million, down 17.9% compared to the same period in the prior fiscal year; down 17.0% after factoring in the impact of $0.9 million of foreign exchange rate changes.

•	GAAP-based EPS, diluted, was $0.10 compared to $0.27 in the same period in the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $0.61 compared to $0.64 in the same period in the prior fiscal year.

•	GAAP-based gross margin was 65.4% compared to 66.7% in the same period in the prior fiscal year.

•	Non-GAAP-based gross margin was 73.3% compared to 73.0% in the same period in the prior fiscal year.

•	GAAP-based net income attributable to OpenText was $26.0 million compared to $72.8 million in the same period in the prior fiscal year.

•	Non-GAAP-based net income attributable to OpenText was $166.3 million compared to $173.0 million in the same period in the prior fiscal year.

•	Adjusted EBITDA was $259.5 million compared to $261.8 million in the same period in the prior fiscal year.

•	Operating cash flow was $674.3 million for the nine months ended March 31, 2020, up 4.3% from the same period in the prior fiscal year.

•
Cash and cash equivalents was $1,452.6 million as of March 31, 2020, compared to $941.0 million as of June 30, 2019. As of March 31, 2020, our cash and cash equivalents and the current portion of our long-term debt include a $600 million draw down on the Revolver in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak.

•	Issued $900 million in aggregate principal amount of 3.875% Senior Notes due 2028 and $900 million in aggregate principal amount of 4.125% Senior Notes due 2030.
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
Acquisition of XMedius
On March 9, 2020, we acquired all of the equity interest in XMedius for approximately $73.3 million in an all cash transaction. XMedius is a provider of secure information exchange and unified communication solutions. We believe the acquisition will complement our Customer Experience Management (CEM) and Business Network (BN) platforms. The results of operations of this acquisition have been consolidated with those of OpenText beginning March 9, 2020.
Acquisition of Carbonite
On December 24, 2019, we acquired all of the equity interest in Carbonite, a leading provider of cloud-based subscription backup, disaster recovery and endpoint security to SMB, consumers, and a wide variety of partners. Total consideration for Carbonite was approximately $1.4 billion, paid in cash (inclusive of cash acquired) and inclusive of approximately $0.1 billion relating to the cash settlement of pre-acquisition stock compensation that was previously accrued but since paid as of March 31, 2020. We believe the acquisition will increase our position in the data protection and endpoint security space, further strengthen our cloud capabilities and open a new route to connect with customers through Carbonite's marquee SMB and consumer channels and products. The results of operations of Carbonite have been consolidated with those of OpenText beginning December 24, 2019.
Acquisition of Dynamic Solutions Group Inc. (The Fax Guys)
On December 2, 2019, we acquired certain assets and certain liabilities of The Fax Guys, for approximately $5.1 million, of which $1.0 million is currently held back and unpaid in accordance with the terms of the purchase agreement. The results of operations of The Fax Guys have been consolidated with those of OpenText beginning December 2, 2019.
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
We are committed to continuous innovation. Our investments in research and development (R&D) drive product innovation, increasing the value of our offerings to our installed customer base, which includes Global 10,000 companies, SMBs and consumers. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. On a fiscal year to date basis, we have invested approximately $270 million or approximately 12% of revenue in R&D, in line with our target to spend approximately 11% to 13% of revenues for R&D this fiscal year.
The cloud has become a business imperative. What used to be discussed as a potential option for managing budgets, is now a strategic direction that drives competitive positioning, product innovation, business agility, and cost management. We are committed to continue our investment in the OpenText Cloud, which is a purpose-built cloud environment for solutions spanning Information Management, Compliance, and B2B Integration. Supported by a global, scalable, and secure infrastructure, the OpenText Cloud includes a foundational platform of technology services, and packaged business applications for industry and business processes. The OpenText Cloud enables organizations to protect and manage information in public, private or hybrid deployments.
We remain a value oriented and disciplined strategic acquirer, having efficiently deployed approximately $7.4 billion on acquisitions over the last 10 years. Mergers and acquisitions are one of our leading growth drivers. We believe in creating value by focusing on acquiring strategic businesses, integrating them into our business model and using our acquired assets to innovate. We have developed a philosophy, which we refer to as “The OpenText Business System”, that is designed to create value by leveraging a clear set of operational mandates for integrating newly acquired companies and assets. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our Total Growth strategy.
On March 3, 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 has significantly impacted the global economy and is expected to adversely impact our operational and financial performance. The extent of the adverse impact of the pandemic on the global economy and markets will depend, in part, on the length and severity of the measures taken to limit the spread of the virus and, in part, on the size and effectiveness of the compensating measures taken by governments. We are closely monitoring the potential effects and impact on our operations, businesses and financial performance, including liquidity and capital usage, though the extent is difficult to fully predict at this time due to the rapid evolution of this uncertain situation.
We are conducting business with substantial modifications to employee travel, employee work locations and virtualization or cancellations of all sales and marketing events, along with substantially modified interactions with customers and suppliers, among other modifications. In March 2020, we also drew down $600 million from the Revolver as a preemptive measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak. We will continue to actively monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including customer purchasing decisions, and may take further actions that alter our business operations as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers, and shareholders. It is uncertain and difficult to predict what the potential effects any such alterations or modifications may have on our business including the effects on our customers and prospects, or our financial results and our ability to successfully execute our business strategies and initiatives. As a precaution, we have temporarily significantly reduced all hiring and reduced discretionary spending, while taking note of some savings to be achieved through travel restrictions and the cancellation of certain events.
In addition, in order to further mitigate the operational impacts of COVID-19, our Compensation Committee and Board have approved the following measures effective for the period May 15, 2020 through June 30, 2021, subject to review and modification as the situation warrants:

•
15% base salary reduction and forbearance of any annual variable cash compensation effective May 15, 2020 for Fiscal 2020 and for all of Fiscal 2021, totaling an approximate 60% reduction in targeted cash compensation, for our CEO & CTO;

•	15% base salary reduction and 15% reduction in target annual variable cash compensation for our other Named Executive Officers and members of the executive leadership team (ELT);

•	10% base salary reduction and 10% reduction in target annual variable cash compensation, as applicable, for Vice-President- director-, and manager-level employees;

•	5% base salary reduction for all other employees subject to exception for certain of our employees, such as our employees in Asia who are earning less than the equivalent of $20,000 per year;

•	15% reduction in cash retainer compensation fees payable to the Board of Directors; and

•	Suspend employer paid contributions to retirement benefits in the United States and Canada for the remainder of Fiscal 2020 and Fiscal 2021.
These cost reduction measures are in addition to other previously disclosed facilities and workforce related actions as part of our COVID-19 restructuring plan. Please see Note 24 "Subsequent Events" for more information.
The ongoing and ultimate impact of the COVID-19 outbreak on our operations and financial performance depends on many factors that are not within our control. For more information, please see note 24 "Subsequent Events" to our Condensed Consolidated Financial Statements and Part II, Item 1A "Risk Factors" included elsewhere within this Quarterly Report on Form 10-Q.

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
For a full discussion of all our accounting policies, please see note 2 "Accounting Policies and Recent Accounting Pronouncements" to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2019 and note 6 "Leases" to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q.
We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to items such as special charges, restructurings, asset impairments and other non-recurring costs. For more information, please see note 24 "Subsequent Events" to our Condensed Consolidated Financial Statements. As of March 31, 2020, we have not recorded any estimated amounts with respect to COVID-19 in our Condensed Consolidated Financial Statements. Please also see "Risk Factors" included within Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Summary of Results of Operations

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Total Revenues by Product Type:
License	$81,055	$(17,666)	$98,721	$297,048	$(11,316)	$308,364
Cloud services and subscriptions	339,463	100,856	238,607	825,068	159,145	665,923
Customer support	322,865	12,103	310,762	950,671	18,004	932,667
Professional service and other	71,296	240	71,056	210,337	(4,243)	214,580
Total revenues	814,679	95,533	719,146	2,283,124	161,590	2,121,534
Total Cost of Revenues	282,187	42,556	239,631	743,080	49,114	693,966
Total GAAP-based Gross Profit	532,492	52,977	479,515	1,540,044	112,476	1,427,568
Total GAAP-based Gross Margin %	65.4%		66.7%	67.5%		67.3%
Total GAAP-based Operating Expenses	437,415	93,777	343,638	1,127,714	109,182	1,018,532
Total GAAP-based Income from Operations	$95,077	$(40,800)	$135,877	$412,330	$3,294	$409,036

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
% Revenues by Product Type:
License	9.9%		13.7%	13.0%		14.5%
Cloud services and subscriptions	41.7%		33.2%	36.1%		31.4%
Customer support	39.6%		43.2%	41.7%		44.0%
Professional service and other	8.8%		9.9%	9.2%		10.1%

Total Cost of Revenues by Product Type:
License	$2,544	$(148)	$2,692	$7,917	$(2,302)	$10,219
Cloud services and subscriptions	127,565	23,692	103,873	333,371	53,097	280,274
Customer support	32,151	307	31,844	91,326	(2,256)	93,582
Professional service and other	56,526	(100)	56,626	164,468	(4,984)	169,452
Amortization of acquired technology-based intangible assets	63,401	18,805	44,596	145,998	5,559	140,439
Total cost of revenues	$282,187	$42,556	$239,631	$743,080	$49,114	$693,966

% GAAP-based Gross Margin by Product Type:
License	96.9%		97.3%	97.3%		96.7%
Cloud services and subscriptions	62.4%		56.5%	59.6%		57.9%
Customer support	90.0%		89.8%	90.4%		90.0%
Professional service and other	20.7%		20.3%	21.8%		21.0%

Total Revenues by Geography:(1)
Americas (2)	$509,778	$72,905	$436,873	$1,380,179	$133,270	$1,246,909
EMEA (3)	240,529	24,242	216,287	702,964	28,265	674,699
Asia Pacific (4)	64,372	(1,614)	65,986	199,981	55	199,926
Total revenues	$814,679	$95,533	$719,146	$2,283,124	$161,590	$2,121,534

% Revenues by Geography:
Americas (2)	62.6%		60.7%	60.5%		58.8%
EMEA (3)	29.5%		30.1%	30.8%		31.8%
Asia Pacific (4)	7.9%		9.2%	8.7%		9.4%

Other Metrics:
GAAP-based gross margin	65.4%		66.7%	67.5%		67.3%
GAAP-based EPS, diluted	$0.10		$0.27	$0.77		$0.79
Net income, attributable to OpenText	$25,965		$72,762	$207,833		$213,518
Non-GAAP-based gross margin (5)	73.3%		73.0%	74.0%		74.1%
Non-GAAP-based EPS, diluted (5)	$0.61		$0.64	$2.09		$2.04
Adjusted EBITDA (5)	$259,468		$261,810	$830,695		$816,353

(1)	Total revenues by geography are determined based on the location of our end customer.
(2)	Americas consists of countries in North, Central and South America.
(3)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(4)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(5)	See "Use of Non-GAAP Financial Measures" (discussed later in this MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
License Revenues:
Americas	$38,360	$(18,555)	$56,915	$143,857	$(18,455)	$162,312
EMEA	32,216	2,179	30,037	117,009	9,763	107,246
Asia Pacific	10,479	(1,290)	11,769	36,182	(2,624)	38,806
Total License Revenues	81,055	(17,666)	98,721	297,048	(11,316)	308,364
Cost of License Revenues	2,544	(148)	2,692	7,917	(2,302)	10,219
GAAP-based License Gross Profit	$78,511	$(17,518)	$96,029	$289,131	$(9,014)	$298,145
GAAP-based License Gross Margin %	96.9%		97.3%	97.3%		96.7%

% License Revenues by Geography:
Americas	47.3%		57.7%	48.4%		52.6%
EMEA	39.8%		30.4%	39.4%		34.8%
Asia Pacific	12.9%		11.9%	12.2%		12.6%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
License revenues decreased by $17.7 million or 17.9% during the three months ended March 31, 2020 as compared to the same period in the prior fiscal year; down 17.0% after factoring in the impact of $0.9 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $18.6 million and a decrease in Asia Pacific of $1.3 million, partially offset by an increase in EMEA of $2.2 million.
During the third quarter of Fiscal 2020, we closed 23 license deals greater than $0.5 million, of which 8 deals were greater than $1.0 million, contributing approximately $25.0 million of license revenues. This was compared to 29 deals greater than $0.5 million closed during the third quarter of Fiscal 2019, of which 12 deals were greater than $1.0 million, contributing $43.3 million of license revenues.
Cost of license revenues decreased by $0.1 million during the three months ended March 31, 2020 as compared to the same period in the prior fiscal year, primarily as a result of lower third party technology costs. Overall, the gross margin percentage on license revenues remained stable at approximately 97%.
Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019
License revenues decreased by $11.3 million or 3.7% during the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year; down 2.3% after factoring in the impact of $4.3 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $18.5 million and a decrease in Asia Pacific of $2.6 million, partially offset by an increase in EMEA of $9.8 million.
During the first nine months of Fiscal 2020, we closed 85 license deals greater than $0.5 million, of which 32 deals were greater than $1.0 million, contributing approximately $98.6 million of license revenues. This was compared to 100 deals greater than $0.5 million that closed during the first nine months of Fiscal 2019, of which 36 deals were greater than $1.0 million, contributing $115.8 million of license revenues.
Cost of license revenues decreased by $2.3 million during the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year, primarily as a result of lower third party technology costs. Overall, the gross margin percentage on license revenues remained stable at approximately 97%.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Cloud Services and Subscriptions:
Americas	$253,315	$86,783	$166,532	$590,390	$140,025	$450,365
EMEA	65,130	14,331	50,799	169,627	16,147	153,480
Asia Pacific	21,018	(258)	21,276	65,051	2,973	62,078
Total Cloud Services and Subscriptions Revenues	339,463	100,856	238,607	825,068	159,145	665,923
Cost of Cloud Services and Subscriptions Revenues	127,565	23,692	103,873	333,371	53,097	280,274
GAAP-based Cloud Services and Subscriptions Gross Profit	$211,898	$77,164	$134,734	$491,697	$106,048	$385,649
GAAP-based Cloud Services and Subscriptions Gross Margin %	62.4%		56.5%	59.6%		57.9%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	74.6%		69.8%	71.6%		67.6%
EMEA	19.2%		21.3%	20.6%		23.0%
Asia Pacific	6.2%		8.9%	7.8%		9.4%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Cloud services and subscriptions revenues increased by $100.9 million or 42.3% during the three months ended March 31, 2020 as compared to the same period in the prior fiscal year. This was primarily driven by the impact of recent acquisitions. After factoring in the impact of $1.2 million of foreign exchange rate changes, cloud services and subscriptions revenues were up 42.8%. Geographically, the overall change was attributable to an increase in Americas of $86.8 million, an increase in EMEA of $14.3 million and a decrease in Asia Pacific of $0.3 million.
The number of Cloud services deals greater than $1.0 million that closed during the third quarter of Fiscal 2020 was 5 deals, compared to 8 deals greater than $1.0 million that closed during the third quarter of Fiscal 2019.
Cost of Cloud services and subscriptions revenues increased by $23.7 million during the three months ended March 31, 2020 as compared to the same period in the prior fiscal year. This was due to an increase in labour-related costs of $19.8 million, primarily due to increased headcount from recent acquisitions, an increase in third party network usage fees of $2.9 million and an increase in other miscellaneous costs of $1.0 million.
Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to approximately 62% from approximately 56%.
Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019
Cloud services and subscriptions revenues increased by $159.1 million or 23.9% during the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year; up 24.7% after factoring in the impact of $5.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $140.0 million, an increase in Asia Pacific of $3.0 million and an increase in EMEA of $16.1 million.
The number of Cloud services deals greater than $1.0 million that closed during the first nine months of Fiscal 2020 was 28 deals, compared to 33 deals during the first nine months of Fiscal 2019.

Cost of Cloud services and subscriptions revenues increased by $53.1 million during the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year. This was due to an increase in labour-related costs of $42.7 million, primarily due to increased headcount from recent acquisitions, an increase in third party network usage fees of $9.2 million and an increase in other miscellaneous costs of $1.2 million.
Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to approximately 60% from approximately 58%.
3)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the quarter ended March 31, 2020, our Customer support renewal rate was approximately 94%, compared with the Customer support renewal rate of 91% during the quarter ended March 31, 2019.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Customer Support Revenues:
Americas	$184,621	$4,962	$179,659	$545,627	$9,577	$536,050
EMEA	112,456	7,045	105,411	327,531	7,259	320,272
Asia Pacific	25,788	96	25,692	77,513	1,168	76,345
Total Customer Support Revenues	322,865	12,103	310,762	950,671	18,004	932,667
Cost of Customer Support Revenues	32,151	307	31,844	91,326	(2,256)	93,582
GAAP-based Customer Support Gross Profit	$290,714	$11,796	$278,918	$859,345	$20,260	$839,085
GAAP-based Customer Support Gross Margin %	90.0%		89.8%	90.4%		90.0%

% Customer Support Revenues by Geography:
Americas	57.2%		57.8%	57.4%		57.5%
EMEA	34.8%		33.9%	34.5%		34.3%
Asia Pacific	8.0%		8.3%	8.1%		8.2%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Customer support revenues increased by $12.1 million or 3.9% during the three months ended March 31, 2020 as compared to the same period in the prior fiscal year; up 4.8% after factoring in the impact of $2.8 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $7.0 million, an increase in Americas of $5.0 million, and an increase in Asia Pacific of $0.1 million.
Cost of Customer support revenues increased by $0.3 million during the three months ended March 31, 2020 as compared to the same period in the prior fiscal year. This was primarily due to an increase in third party costs of $0.4 million and a decrease in other miscellaneous costs of $0.1 million. Overall, the gross margin percentage on Customer support revenues remained stable at approximately 90%.
Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019
Customer support revenues increased by $18.0 million or 1.9% during the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year; up 3.3% after factoring in the impact of $12.9 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $9.6 million, an increase in EMEA of $7.3 million, and an increase in Asia Pacific of $1.2 million.

Cost of Customer support revenues decreased by $2.3 million during the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year, due to a decrease in labour-related costs of approximately $2.2 million and a decrease in other miscellaneous costs of $0.1 million. Overall, the gross margin percentage on Customer support revenues remained stable at approximately 90%.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Professional Service and Other Revenues:
Americas	$33,482	$(285)	$33,767	$100,305	$2,123	$98,182
EMEA	30,727	687	30,040	88,797	(4,904)	93,701
Asia Pacific	7,087	(162)	7,249	21,235	(1,462)	22,697
Total Professional Service and Other Revenues	71,296	240	71,056	210,337	(4,243)	214,580
Cost of Professional Service and Other Revenues	56,526	(100)	56,626	164,468	(4,984)	169,452
GAAP-based Professional Service and Other Gross Profit	$14,770	$340	$14,430	$45,869	$741	$45,128
GAAP-based Professional Service and Other Gross Margin %	20.7%		20.3%	21.8%		21.0%

% Professional Service and Other Revenues by Geography:
Americas	47.0%		47.5%	47.7%		45.8%
EMEA	43.1%		42.3%	42.2%		43.7%
Asia Pacific	9.9%		10.2%	10.1%		10.5%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Professional service and other revenues increased by $0.2 million or 0.3% during the three months ended March 31, 2020 as compared to the same period in the prior fiscal year; up 1.5% after factoring in the impact of $0.8 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $0.7 million, partially offset by a decrease in Americas of $0.3 million and a decrease in Asia Pacific of $0.2 million.
Cost of Professional service and other revenues decreased by $0.1 million during the three months ended March 31, 2020 as compared to the same period in the prior fiscal year. This was due to a decrease in labour-related costs of approximately $0.4 million, partially offset by an increase in other miscellaneous costs of $0.3 million.
Overall, the gross margin percentage on Professional service and other revenues increased to approximately 21% from approximately 20%. We continue to be selective about the professional service engagements we accept to strategically optimize margins.
Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019
Professional service and other revenues decreased by $4.2 million or 2.0% during the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year; down 0.4% after factoring in the impact of $3.4 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in EMEA of $4.9 million and a decrease in Asia Pacific of $1.5 million, partially offset by an increase in Americas of $2.1 million.
Cost of Professional service and other revenues decreased by $5.0 million during the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year. This was due to a decrease in labour-related costs of approximately $5.7 million resulting primarily from a reduction in the use of external labour resources, partially offset by an increase in other miscellaneous costs of $0.7 million.

Overall, the gross margin percentage on Professional service and other revenues increased to approximately 22% from approximately 21%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Amortization of acquired technology-based intangible assets	$63,401	$18,805	$44,596	$145,998	$5,559	$140,439
Amortization of acquired technology-based intangible assets increased during the three months ended March 31, 2020 by $18.8 million as compared to the same period in the prior fiscal year due to an increase of $23.5 million relating to amortization of newly acquired technology-based intangible assets from recent acquisitions, partially offset by a reduction of $4.7 million relating to intangible assets from certain previous acquisitions becoming fully amortized.
Amortization of acquired technology-based intangible assets increased during the nine months ended March 31, 2020 by $5.6 million as compared to the same period in the prior fiscal year due to an increase of $37.8 million relating to amortization of newly acquired technology-based intangible assets from recent acquisitions, partially offset by a reduction of $32.2 million relating to intangible assets from certain previous acquisitions becoming fully amortized.
Operating Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Research and development	$108,184	$23,279	$84,905	$269,645	$31,517	$238,128
Sales and marketing	166,234	33,990	132,244	432,162	53,543	378,619
General and administrative	68,828	16,995	51,833	174,958	20,003	154,955
Depreciation	24,820	(208)	25,028	65,809	(6,907)	72,716
Amortization of acquired customer-based intangible assets	59,943	11,111	48,832	160,561	19,934	140,627
Special charges (recoveries)	9,406	8,610	796	24,579	(8,908)	33,487
Total operating expenses	$437,415	$93,777	$343,638	$1,127,714	$109,182	$1,018,532

% of Total Revenues:
Research and development	13.3%		11.8%	11.8%		11.2%
Sales and marketing	20.4%		18.4%	18.9%		17.8%
General and administrative	8.4%		7.2%	7.7%		7.3%
Depreciation	3.0%		3.5%	2.9%		3.4%
Amortization of acquired customer-based intangible assets	7.4%		6.8%	7.0%		6.6%
Special charges (recoveries)	1.2%		0.1%	1.1%		1.6%
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

	Change between Three Months Ended March 31, 2020 and 2019	Change between Nine Months Ended March 31, 2020 and 2019
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$15,284	$23,406
Contract labour and consulting	1,534	2,074
Share-based compensation	(72)	(231)
Travel and communication	426	391
Facilities	6,133	5,578
Other miscellaneous	(26)	299
Total change in research and development expenses	$23,279	$31,517
Research and development expenses increased by $23.3 million during the three months ended March 31, 2020 as compared to the same period in the prior fiscal year, primarily as a result of recent acquisitions. Payroll and payroll-related benefits increased by $15.3 million, facility related expenses increased by $6.1 million and contract labour and consulting expense increased by $1.5 million. Overall, our research and development expenses, as a percentage of total revenues, increased to approximately 13% from approximately 12% in the same period in the prior fiscal year.
Research and development expenses increased by $31.5 million during the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year, partially as a result of recent acquisitions. Payroll and payroll-related benefits increased $23.4 million, facility related expenses increased by $5.6 million and contract labour and consulting expense increased by $2.1 million. Overall, our research and development expenses, as a percentage of total revenues, increased to approximately 12% from approximately 11% in the same period in the prior fiscal year.
Our research and development labour resources increased by 553 employees, from 3,643 employees at March 31, 2019 to 4,196 employees at March 31, 2020.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Three Months Ended March 31, 2020 and 2019	Change between Nine Months Ended March 31, 2020 and 2019
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$16,009	$28,074
Commissions	(278)	7,022
Contract labour and consulting	776	(23)
Share-based compensation	(197)	287
Travel and communication	991	2,478
Marketing expenses	8,325	10,947
Facilities	6,164	7,712
Bad debt expense	(66)	(4,652)
Other miscellaneous	2,266	1,698
Total change in sales and marketing expenses	$33,990	$53,543
Sales and marketing expenses increased by $34.0 million during the three months ended March 31, 2020 as compared to the same period in the prior fiscal year, primarily as a result of recent acquisitions. Payroll and payroll-related benefits increased by $16.0 million, marketing expenses increased by $8.3 million and facilities related expenses increased by $6.2 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to approximately 20% from approximately 18% in the same period in the prior fiscal year.
Sales and marketing expenses increased by $53.5 million during the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year, partially as result of recent acquisitions. Payroll and payroll-related benefits increased by $28.1 million, marketing expenses increased by $10.9 million, and facility related expenses increased by $7.7 million. Additionally, commission expense increased by $7.0 million. These were partially offset by a decrease in bad debt expense of $4.7 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to approximately 19% from approximately 18% in the same period in the prior fiscal year.
Our sales and marketing labour resources increased by 508 employees, from 2,057 employees at March 31, 2019 to 2,565 employees at March 31, 2020.

General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Three Months Ended March 31, 2020 and 2019	Change between Nine Months Ended March 31, 2020 and 2019
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$7,373	$12,796
Contract labour and consulting	1,014	(23)
Share-based compensation	452	1,525
Travel and communication	370	431
Facilities	393	(1,354)
Other miscellaneous	7,393	6,628
Total change in general and administrative expenses	$16,995	$20,003
General and administrative expenses increased by $17.0 million during the three months ended March 31, 2020 as compared to the prior fiscal year. Payroll and payroll-related benefits increased by $7.4 million, primarily as a result of increased headcount from recent acquisitions. Additionally, other miscellaneous expenses increased by $7.4 million, primarily due to higher professional fees such as legal, audit and tax related expenses from our recent acquisitions. The remainder of the change was attributable to other activities associated with normal growth in our business operations. Overall, general and administrative expenses, as a percentage of total revenues, increased to approximately 8% from approximately 7% in the same period in the prior fiscal year.
General and administrative expenses increased by $20.0 million during the nine months ended March 31, 2020 as compared to the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $12.8 million. Additionally, other miscellaneous expenses, which includes professional fees such as legal, audit and tax related expenses, increased by $6.6 million, primarily as a result of recent acquisitions. These were partially offset by a decrease in facility related expenses of $1.4 million. The remainder of the change was attributable to other activities associated with normal growth in our business operations. Overall, general and administrative expenses, as a percentage of total revenues, increased to approximately 8% from approximately 7% in the same period in the prior fiscal year.
Our general and administrative labour resources increased by 408 employees, from 1,589 employees at March 31, 2019 to 1,997 employees at March 31, 2020.
Depreciation expenses:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Depreciation	$24,820	$(208)	$25,028	$65,809	$(6,907)	$72,716
Depreciation expenses decreased during the three and nine months ended March 31, 2020 by $0.2 million and $6.9 million, respectively, as compared to the same periods in the prior fiscal year. Depreciation expenses, as a percentage of total revenue, remained at approximately 3% for each such period.
Amortization of acquired customer-based intangible assets:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Amortization of acquired customer-based intangible assets	$59,943	$11,111	$48,832	$160,561	$19,934	$140,627
Amortization of acquired customer-based intangible assets increased during the three months ended March 31, 2020 by $11.1 million as compared to the same period in the prior fiscal year due to an increase of $26.4 million relating to amortization of newly acquired customer-based intangible assets from recent acquisitions, partially offset by a reduction of $15.3 million relating to intangible assets from certain previous acquisitions becoming fully amortized.
Amortization of acquired customer-based intangible assets increased during the nine months ended March 31, 2020 by $19.9 million as compared to the same period in the prior fiscal year due to an increase of $35.8 million relating to amortization of newly acquired customer-based intangible assets from recent acquisitions, partially offset by a reduction of $15.9 million relating to intangible assets from certain previous acquisitions becoming fully amortized.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Special charges (recoveries)	$9,406	$8,610	$796	$24,579	$(8,908)	$33,487
Special charges increased by $8.6 million during the three months ended March 31, 2020 as compared to the same period in the prior fiscal year. This was due to (i) an increase of $5.3 million in restructuring activities, (ii) an increase of $1.5 million relating to the impact of certain pre-acquisition sales and use tax liabilities becoming statute barred during Fiscal 2019, (iii) an increase of $1.0 million in acquisition related costs, and (iv) an increase of $0.8 million relating to other miscellaneous charges.
Special charges decreased by $8.9 million during the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year. This was due to (i) a decrease in restructuring activities of $20.4 million and (ii) a decrease of $1.1 million relating to one-time system implementation costs, partially offset by (i) an increase in acquisition related costs of $7.8 million, (ii) an increase of $1.5 million relating to the impact of certain pre-acquisition sales and use tax liabilities becoming statute barred during Fiscal 2019, and (iii) an increase in other miscellaneous charges of $3.3 million.
For more details on Special charges (recoveries), see note 18 "Special Charges (Recoveries)" to our Condensed Consolidated Financial Statements.
Other Income (Expense), Net
Other income (expense), net relates to certain non-operational charges primarily consisting of debt extinguishment costs, income or losses in our share of investments accounted for under the equity method and of transactional foreign exchange gains (losses). The income (expense) from foreign exchange is dependent upon the change in foreign currency exchange rates vis-à-vis the functional currency of the legal entity.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Foreign exchange gains (losses)	$(5,766)	$(7,799)	$2,033	$(9,073)	$(4,949)	$(4,124)
OpenText share in net income (loss) of equity investees (note 9)	4,527	1,738	2,789	6,475	(4,177)	10,652
Loss debt extinguishment (1)	(17,854)	(17,854)	—	(17,854)	(17,854)	—
Other miscellaneous income (expense)	170	(73)	243	716	279	437
Total other income (expense), net	$(18,923)	$(23,988)	$5,065	$(19,736)	$(26,701)	$6,965
(1) On March 5, 2020 we redeemed Senior Notes 2023 in full, which resulted in a loss on extinguishment of debt of approximately $17.9 million. Of this, approximately $6.7 million relates to unamortized debt issuance costs and the remaining $11.2 million relates to the early termination call premium. See note 11 "Long-Term Debt" to our Condensed Consolidated Financial Statements.

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Interest expense related to total outstanding debt (1)	$41,668	$7,043	$34,625	$109,612	$6,765	$102,847
Interest income	(2,743)	(1,756)	(987)	(10,166)	(5,820)	(4,346)
Other miscellaneous expense	2,338	369	1,969	6,403	1,153	5,250
Total interest and other related expense, net	$41,263	$5,656	$35,607	$105,849	$2,098	$103,751
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
Please also see Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2019.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Provision for (recovery of) income taxes	$8,891	$(23,651)	$32,542	$78,800	$(19,828)	$98,628
The effective tax rate decreased to a provision of 25.5% for the three months ended March 31, 2020, compared to a provision of 30.9% for the three months ended March 31, 2019. The decrease in tax expense of $23.7 million was primarily due to (i) a decrease of $20.0 million relating to the decrease in net income including the impact of foreign rates, (ii) a decrease of $9.0 million from tax rate differential in tax years applicable to United States loss carryforwards that became eligible for carryback under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act enacted in the third quarter of Fiscal 2020, and (iii) a decrease of $7.9 million related to tax costs of internal reorganizations that did not recur in Fiscal 2020. These were partially offset by (i) an increase of $4.8 million related to the US Base Erosion Anti-avoidance Tax (US BEAT), (ii) an increase in tax filings in excess of estimates of $3.0 million, (iii) a decrease in tax credits for research and development of $2.9 million resulting from filings in excess of estimates in Fiscal 2019 that did not recur in Fiscal 2020 and (iv) an increase in accruals for repatriations from foreign subsidiaries of $1.7 million. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate decreased to a provision of 27.5% for the nine months ended March 31, 2020, compared to a provision of 31.6% for the nine months ended March 31, 2019. Tax expense decreased by $19.8 million primarily due to (i) a decrease of $21.5 million in reserves for unrecognized tax benefits resulting from clarifications provided by tax regulations and taxation years becoming statute barred, (ii) a decrease of $15.8 million relating to the tax impact of internal reorganizations of subsidiaries that did not recur in Fiscal 2020, (iii) a decrease of $9.0 million from tax rate differential in tax years applicable to United States loss carryforwards that became eligible for carryback under the CARES Act enacted in the third quarter of Fiscal 2020, (iv) the decrease in net income taxed at foreign rates of $8.3 million, and (v) an increase in tax credits for research and development of $2.9 million. These were partially offset by (i) an increase of $16.6 million relating to a one-time reversal of accruals for repatriations from subsidiaries in the United States in Fiscal 2019 that did not recur in Fiscal 2020, (ii) an increase in tax filings in excess of estimates of $10.4 million, and (iii) the impact of US BEAT of $9.9 million. The remainder of the difference was due to normal course movements and non-material items.
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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2020
(in thousands except for per share data)

	Three Months Ended March 31, 2020
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$127,565		$(398)	(1)	$127,167
Customer support	32,151		(284)	(1)	31,867
Professional service and other	56,526		(328)	(1)	56,198
Amortization of acquired technology-based intangible assets	63,401		(63,401)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	532,492	65.4%	64,411	(3)	596,903	73.3%
Operating expenses
Research and development	108,184		(1,243)	(1)	106,941
Sales and marketing	166,234		(2,261)	(1)	163,973
General and administrative	68,828		(2,342)	(1)	66,486
Amortization of acquired customer-based intangible assets	59,943		(59,943)	(2)	—
Special charges (recoveries)	9,406		(9,406)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	95,077		139,606	(5)	234,683
Other income (expense), net	(18,923)		18,923	(6)	—
Provision for (recovery of) income taxes	8,891		18,188	(7)	27,079
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	25,965		140,341	(8)	166,306
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.10		$0.51	(8)	$0.61

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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
(6)
Adjustment relates to the exclusion of Other income (expense) from our Non-GAAP-based operating expenses as Other income (expense) generally relates to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results. Other income (expense) also includes our share of income (losses) from our holdings in investments as a limited partner. We do not actively trade equity securities in these privately held companies nor do we plan our ongoing operations based around any anticipated fundings or distributions from these investments. We exclude gains and losses on these investments as we do not believe they are reflective of our ongoing business and operating results.

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 25% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended March 31, 2020
		Per share diluted
GAAP-based net income, attributable to OpenText	$25,965	$0.10
Add:
Amortization	123,344	0.45
Share-based compensation	6,856	0.03
Special charges (recoveries)	9,406	0.03
Other (income) expense, net	18,923	0.07
GAAP-based provision for (recovery of) income taxes	8,891	0.03
Non-GAAP-based provision for income taxes	(27,079)	(0.10)
Non-GAAP-based net income, attributable to OpenText	$166,306	$0.61
Reconciliation of Adjusted EBITDA

Three Months Ended March 31, 2020
GAAP-based net income, attributable to OpenText	$25,965
Add:
Provision for (recovery of) income taxes	8,891
Interest and other related expense, net	41,263
Amortization of acquired technology-based intangible assets	63,401
Amortization of acquired customer-based intangible assets	59,943
Depreciation	24,820
Share-based compensation	6,856
Special charges (recoveries)	9,406
Other (income) expense, net	18,923
Adjusted EBITDA	$259,468

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
(6)
Adjustment relates to the exclusion of Other income (expense) from our Non-GAAP-based operating expenses as Other income (expense) generally relates to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results. Other income (expense) also includes our share of income (losses) from our holdings in investments as a limited partner. We do not actively trade equity securities in these privately held companies nor do we plan our ongoing operations based around any anticipated fundings or distributions from these investments. We exclude gains and losses on these investments as we do not believe they are reflective of our ongoing business and operating results.

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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2020
(in thousands except for per share data)

	Nine Months Ended March 31, 2020
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$333,371		$(1,152)	(1)	$332,219
Customer support	91,326		(897)	(1)	90,429
Professional service and other	164,468		(917)	(1)	163,551
Amortization of acquired technology-based intangible assets	145,998		(145,998)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,540,044	67.5%	148,964	(3)	1,689,008	74.0%
Operating expenses
Research and development	269,645		(3,719)	(1)	265,926
Sales and marketing	432,162		(6,760)	(1)	425,402
General and administrative	174,958		(8,085)	(1)	166,873
Amortization of acquired customer-based intangible assets	160,561		(160,561)	(2)	—
Special charges (recoveries)	24,579		(24,579)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	412,330		352,668	(5)	764,998
Other income (expense), net	(19,736)		19,736	(6)	—
Provision for (recovery of) income taxes	78,800		13,481	(7)	92,281
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	207,833		358,923	(8)	566,756
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.77		$1.32	(8)	$2.09

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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
(6)
Adjustment relates to the exclusion of Other income (expense) from our Non-GAAP-based operating expenses as Other income (expense) generally relates to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results. Other income (expense) also includes our share of income (losses) from our holdings in investments as a limited partner. We do not actively trade equity securities in these privately held companies nor do we plan our ongoing operations based around any anticipated fundings or distributions from these investments. We exclude gains and losses on these investments as we do not believe they are reflective of our ongoing business and operating results.

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 27% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2020
		Per share diluted
GAAP-based net income, attributable to OpenText	$207,833	$0.77
Add:
Amortization	306,559	1.13
Share-based compensation	21,530	0.08
Special charges (recoveries)	24,579	0.09
Other (income) expense, net	19,736	0.07
GAAP-based provision for (recovery of) income taxes	78,800	0.29
Non-GAAP-based provision for income taxes	(92,281)	(0.34)
Non-GAAP-based net income, attributable to OpenText	$566,756	$2.09
Reconciliation of Adjusted EBITDA

Nine Months Ended March 31, 2020
GAAP-based net income, attributable to OpenText	$207,833
Add:
Provision for (recovery of) income taxes	78,800
Interest and other related expense, net	105,849
Amortization of acquired technology-based intangible assets	145,998
Amortization of acquired customer-based intangible assets	160,561
Depreciation	65,809
Share-based compensation	21,530
Special charges (recoveries)	24,579
Other (income) expense, net	19,736
Adjusted EBITDA	$830,695

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
(6)
Adjustment relates to the exclusion of Other income (expense) from our Non-GAAP-based operating expenses as Other income (expense) generally relates to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results. Other income (expense) also includes our share of income (losses) from our holdings in investments as a limited partner. We do not actively trade equity securities in these privately held companies nor do we plan our ongoing operations based around any anticipated fundings or distributions from these investments. We exclude gains and losses on these investments as we do not believe they are reflective of our ongoing business and operating results.

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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2019
		Per share diluted
GAAP-based net income, attributable to OpenText	$213,518	$0.79
Add:
Amortization	281,066	1.04
Share-based compensation	20,152	0.07
Special charges (recoveries)	33,487	0.12
Other (income) expense, net	(6,965)	(0.03)
GAAP-based provision for (recovery of) income taxes	98,628	0.37
Non-GAAP-based provision for income taxes	(89,599)	(0.32)
Non-GAAP-based net income, attributable to OpenText	$550,287	$2.04

Reconciliation of Adjusted EBITDA

Nine Months Ended March 31, 2019
GAAP-based net income, attributable to OpenText	$213,518
Add:
Provision for (recovery of) income taxes	98,628
Interest and other related expense, net	103,751
Amortization of acquired technology-based intangible assets	140,439
Amortization of acquired customer-based intangible assets	140,627
Depreciation	72,716
Share-based compensation	20,152
Special charges (recoveries)	33,487
Other (income) expense, net	(6,965)
Adjusted EBITDA	$816,353

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of March 31, 2020	Change increase (decrease)	As of June 30, 2019
Cash and cash equivalents	$1,452,570	$511,561	$941,009
Restricted cash included in other assets	5,026	2,492	2,534
Total cash, cash equivalents and restricted cash	$1,457,596	$514,053	$943,543

	Nine Months Ended March 31,
(In thousands)	2020	Change	2019
Cash provided by operating activities	$674,286	$27,785	$646,501
Cash used in investing activities	$(1,448,930)	$(1,006,571)	$(442,359)
Cash (used in) provided by financing activities	$1,308,757	$1,423,465	$(114,708)
Cash and cash equivalents
Cash and cash equivalents primarily consist of balances with banks as well as deposits with original maturities of 90 days or less.
We continue to anticipate that our cash and cash equivalents, as well as available credit facilities, will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, capital expenditures, dividends and operating needs for the next twelve months. Any further material or acquisition-related activities may require additional sources of financing and would be subject to the financial covenants established under our credit facilities. For more details, see "Long-term Debt and Credit Facilities" below. Proceeds from our $600 million draw down on the Revolver (defined below), (for which notice to the lenders was provided on March 5, 2020) have resulted in total cash and cash equivalents of approximately $1.5 billion as of March 31, 2020.
As of March 31, 2020, we recognized a provision of $21.7 million (June 30, 2019—$17.4 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities increased by $27.8 million due to an increase in net income before the impact of non-cash items of $53.5 million, partially offset by a decrease in changes from working capital of $25.7 million. The change in operating cash flow from changes in working capital was primarily due to the net impact of the following decreases: (i) $55.6 million relating to changes in income taxes payable, net of receivables, (ii) $11.6 million relating to a decrease in accounts payable and accrued liabilities, (iii) $6.8 million relating to an increase in prepaid expenses and other current assets, and (iv) $4.5 million relating to changes in net operating lease assets and liabilities. These decreases were partially offset by the following increases: (i) $33.4 million relating to a lower accounts receivable balance, (ii) $14.1 million relating to deferred revenues, (iii) $3.1 million relating to changes in other assets and (iv) $2.2 million relating to higher contract assets.
During the third quarter of Fiscal 2020 our days sales outstanding (DSO) was 51 days, compared to a DSO of 60 days during the third quarter of Fiscal 2019. The per day impact of our DSO in the third quarter of Fiscal 2020 and Fiscal 2019 on our cash flows was $9.1 million and $8.0 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by approximately $1.0 billion, primarily due to an increase in consideration paid for acquisitions during the first nine months of Fiscal 2020 as compared to the same period in Fiscal 2019. During Fiscal 2020 we acquired Carbonite for approximately $1.4 billion, net of cash acquired, and XMedius for approximately $73.3 million.

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
Cash flows provided by financing activities increased by approximately $1.4 billion. This was primarily due to proceeds from the issuance of Senior Notes 2028 and Seniors Notes 2030 (both defined below) of approximately $1.8 billion. A portion of these proceeds were used to redeem $800 million of our Senior Notes 2023 (defined below) and repay $750 million that was drawn on the Revolver in the second quarter of Fiscal 2020. Additionally, in February 2020, all Notes due 2022, inherited through our acquisition of Carbonite, were surrendered and converted at a rate of $1,068.7341 in cash for each $1,000 principal amount, and in March 2020, we drew $600 million from the Revolver as a preemptive measure in light of current uncertainty in the global markets.
Cash Dividends
During the three and nine months ended March 31, 2020, we declared and paid cash dividends of $0.1746 and $0.5238 per Common Share, respectively, in the aggregated amount of $47.3 million and $141.4 million, respectively. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of the Board. See Item 5 "Dividend Policy" in our Annual Report on Form 10-K for Fiscal 2019 for more information.
Long-term Debt and Credit Facilities
Senior Unsecured Fixed Rate Notes
Senior Notes 2030
On February 18, 2020 Open Text Holdings, Inc. (OTHI), a wholly-owned indirect subsidiary of the Company, issued $900 million in aggregate principal amount of 4.125% Senior Notes due 2030 guaranteed by us (Senior Notes 2030) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (Securities Act), and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2030 bear interest at a rate of 4.125% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2030 will mature on February 15, 2030, unless earlier redeemed, in accordance with their terms, or repurchased.
We may redeem all or a portion of the Senior Notes 2030 at any time prior to February 15, 2025 at a redemption price equal to 100% of the principal amount of the Senior Notes 2030 plus an applicable premium, plus accrued and unpaid interest, if any, to the redemption date. We may also redeem up to 40% of the aggregate principal amount of the Senior Notes 2030, on one or more occasions, prior to February 15, 2025, using the net proceeds from certain qualified equity offerings at a redemption price of 104.125% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions. We may, on one or more occasions, redeem the Senior Notes 2030, in whole or in part, at any time on and after February 15, 2025 at the applicable redemption prices set forth in the indenture governing the Senior Notes 2030, dated as of February 18, 2020, among OTHI, the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (the 2030 Indenture), plus accrued and unpaid interest, if any, to the redemption date.
If we experience one of the kinds of change of control triggering events specified in the 2030 Indenture, we will be required to make an offer to repurchase the Senior Notes 2030 at a price equal to 101% of the principal amount of the Senior Notes 2030, plus accrued and unpaid interest, if any, to the date of purchase.
The 2030 Indenture contains covenants that limit the Company, OTHI and certain of the Company's subsidiaries’ ability to, among other things: (i) create certain liens and enter into sale and lease-back transactions; (ii) create, assume, incur or guarantee additional indebtedness of the Company, OTHI or certain of the Company's subsidiaries without such subsidiary becoming a subsidiary guarantor of Senior Notes 2030; and (iii) consolidate, amalgamate or merge with, or convey, transfer, lease or otherwise dispose of its property and assets substantially as an entirety to, another person. These covenants are subject to a number of important limitations and exceptions as set forth in the 2030 Indenture. The 2030 Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding Senior Notes 2030 to be due and payable immediately.
Senior Notes 2030 are guaranteed on a senior unsecured basis by the Company and the Company's existing and future wholly-owned subsidiaries (other than OTHI) that borrow or guarantee the obligations under our existing senior credit facilities. Senior Notes 2030 and the guarantees rank equally in right of payment with all of the Company, OTHI and the guarantors’ existing and future senior unsubordinated debt and will rank senior in right of payment to all of the Company, OTHI and the guarantors’ future subordinated debt. Senior Notes 2030 and the guarantees will be effectively subordinated to all of the Company, OTHI and the guarantors’ existing and future secured debt, including the obligations under the senior credit facilities, to the extent of the value of the assets securing such secured debt.
The foregoing description of the 2030 Indenture does not purport to be complete and is qualified in its entirety by reference to the full text of the 2030 Indenture, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2020.
Senior Notes 2028
On February 18, 2020 we issued $900 million in aggregate principal amount of 3.875% Senior Notes due 2028 (Senior Notes 2028) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2028 bear interest at a rate of 3.875% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2028 will mature on February 15, 2028, unless earlier redeemed, in accordance with their terms, or repurchased.
We may redeem all or a portion of the Senior Notes 2028 at any time prior to February 15, 2023 at a redemption price equal to 100% of the principal amount of the Senior Notes 2028 plus an applicable premium, plus accrued and unpaid interest, if any, to the redemption date. We may also redeem up to 40% of the aggregate principal amount of the Senior Notes 2028, on one or more occasions, prior to February 15, 2023, using the net proceeds from certain qualified equity offerings at a redemption price of 103.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions. We may, on one or more occasions, redeem the Senior Notes 2028, in whole or in part, at any time on and after February 15, 2023 at the applicable redemption prices set forth in the indenture governing the Senior Notes 2028, dated as of February 18, 2020, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (the 2028 Indenture), plus accrued and unpaid interest, if any, to the redemption date.
If we experience one of the kinds of change of control triggering events specified in the 2028 Indenture, we will be required to make an offer to repurchase the Senior Notes 2028 at a price equal to 101% of the principal amount of the Senior Notes 2028, plus accrued and unpaid interest, if any, to the date of purchase.
The 2028 Indenture contains covenants that limit our and certain of our subsidiaries’ ability to, among other things: (i) create certain liens and enter into sale and lease-back transactions; (ii) create, assume, incur or guarantee additional indebtedness of the Company or the guarantors without such subsidiary becoming a subsidiary guarantor of Senior Notes 2028; and (iii) consolidate, amalgamate or merge with, or convey, transfer, lease or otherwise dispose of its property and assets substantially as an entirety to, another person. These covenants are subject to a number of important limitations and exceptions as set forth in the 2028 Indenture. The 2028 Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding Senior Notes 2028 to be due and payable immediately.
Senior Notes 2028 are guaranteed on a senior unsecured basis by our existing and future wholly-owned subsidiaries that borrow or guarantee the obligations under our existing senior credit facilities. Senior Notes 2028 and the guarantees rank equally in right of payment with all of our and our guarantors’ existing and future senior unsubordinated debt and will rank senior in right of payment to all of the our and our guarantors’ future subordinated debt. Senior Notes 2028 and the guarantees will be effectively subordinated to all of our and our guarantors’ existing and future secured debt, including the obligations under the senior credit facilities, to the extent of the value of the assets securing such secured debt.
The foregoing description of the 2028 Indenture does not purport to be complete and is qualified in its entirety by reference to the full text of the 2028 Indenture, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2020.
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
Senior Notes 2023
On January 15, 2015, we issued $800 million in aggregate principal amount of our 5.625% Senior Notes due 2023 (Senior Notes 2023) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2023 bore interest at a rate of 5.625% per annum, payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2015. Senior Notes 2023 were to mature on January 15, 2023, unless earlier redeemed in accordance with their terms, or repurchased.
On March 5, 2020, we redeemed Senior Notes 2023 in full at a price equal to 101.406% of the principal amount plus accrued and unpaid interest up to but excluding the redemption date. A portion of the net proceeds from the offerings of Senior Notes 2028 and Senior Notes 2030 was used to redeem Senior Notes 2023. Upon redemption, Senior Notes 2023 were cancelled and any obligation thereunder was extinguished. The resulting loss of $17.9 million has been recorded as a component of other income (expense), net in our Condensed Consolidated Statements of Income. See note 21 "Other income (Expense), net" to our Condensed Consolidated Financial Statements.
Notes due 2022
Following our acquisition of Carbonite, our consolidated debt reflected $143.8 million of principal debt convertible notes (Notes due 2022). Notes due 2022 were originally issued by Carbonite, on April 4, 2017, in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes due 2022 were issued under an Indenture (the 2022 Notes Indenture) between Carbonite and U.S. Bank National Association, as trustee (the 2022 Notes Trustee). The Notes due 2022 accrued interest at 2.5% per year, which was payable semiannually in arrears on April 1 and October 1 of each year. The Notes due 2022 will mature on April 1, 2022, unless earlier repurchased, redeemed or converted. Carbonite, now a subsidiary of OpenText, was the sole obligor on the Notes due 2022.
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
As a result of our acquisition of Carbonite, the Conversion Rate for the Notes due 2022 was temporarily increased by 7.7633 per $1,000 principal amount of Notes due 2022 to yield a Conversion Rate of 46.4667 per $1,000 principal amount of Notes due 2022.  The increased Conversion Rate was in effect until the close of business (5:00 P.M. New York City time) on February 27, 2020.  As of February 27, 2020, all Notes due 2022 had been surrendered and converted at a rate of $1,068.7341 in cash for each $1,000 principal amount. As of March 31, 2020, all Notes due 2022 have been fully settled in cash and there are no remaining Notes due 2022 outstanding.
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
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of March 31, 2020, the outstanding balance on the Term Loan B bears an interest rate of approximately 3.35%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2020, our consolidated net leverage ratio was 2.3:1.
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of March 31, 2020, the outstanding balance on the Revolver bears an interest rate of approximately 2.50%.
During the second quarter of Fiscal 2020, we drew down $750 million from the Revolver to partially fund the acquisition of Carbonite. In February 2020, we repaid $750 million drawn under the Revolver with a portion of the proceeds from the Senior Notes 2030 and Senior Notes 2028. In March 2020, we drew down $600 million from the Revolver as a preemptive measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak. The proceeds from the $600 million draw down are presented within cash and cash equivalents and within the current portion of long-term debt in our Condensed Consolidated Balance Sheet as of March 31, 2020.
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2020, our consolidated net leverage ratio was 2.3:1.

As of March 31, 2020, we have $600 million outstanding balance on the Revolver (June 30, 2019—nil) and $150 million remains available to be drawn under the Revolver.
As of March 31, 2019, we had no outstanding balance on the Revolver. There was no activity during three and nine months ended March 31, 2019.
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
Pensions
As of March 31, 2020, our total unfunded pension plan obligations were $69.9 million, of which $2.5 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans, Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP), for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2020 (three months ended June 30)	$161	$240	$10
2021	719	959	264
2022	789	990	341
2023	885	990	244
2024	987	995	304
2025 to 2029	5,695	5,034	3,068
Total	$9,236	$9,208	$4,231
For a detailed discussion on pensions, see note 12 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of March 31, 2020, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2020— June 30, 2020	July 1, 2020— June 30, 2022	July 1, 2022— June 30, 2024	July 1, 2024 and beyond
Long-term debt obligations (1)	$4,772,778	$35,776	$329,750	$328,478	$4,078,774
Purchase obligations for contracts not accounted for as lease obligations (2)	52,938	14,975	32,963	5,000	—
	$4,825,716	$50,751	$362,713	$333,478	$4,078,774
(1) Includes interest up to maturity and principal payments. Excludes $600 million currently drawn on the Revolver, which we expect to repay within one year. Please see note 11 "Long-Term Debt" to our Condensed Consolidated Financial Statements for more details.
(2) For contractual obligations relating to leases and purchase obligations accounted for under Topic 842, please see note 6 "Leases" to our Condensed Consolidated Financial Statements.

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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013 and Fiscal 2014. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of March 31, 2020, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013 and Fiscal 2014 to be limited to penalties and interest that may be due of approximately $25 million.
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
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the “Securities Actions”). On November 21, 2019, the court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. The lead counsel's opposition is currently due May 4, 2020. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this action and are unable to reasonably estimate the amount or range of loss, if any, that could result from this proceeding.
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
As of March 31, 2020, we had an outstanding balance of $980.0 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of March 31, 2020, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.8 million, assuming that the loan balance as of March 31, 2020 is outstanding for the entire period (June 30, 2019—$9.9 million).
As of March 31, 2020, we had an outstanding balance of $600.0 million on the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of March 31, 2020, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on the Revolver by approximately $6.0 million, assuming that the full balance as of March 31, 2020 is outstanding for the entire period (June 30, 2019—nil).

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
Based on the foreign exchange forward contracts outstanding as of March 31, 2020, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.6 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2019—$0.6 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of March 31, 2020 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at March 31, 2020	U.S. Dollar Equivalent at June 30, 2019
Euro	$217,645	$120,417
British Pound	17,708	33,703
Canadian Dollar	16,663	12,635
Swiss Franc	34,559	56,776
Other foreign currencies	101,577	105,273
Total cash and cash equivalents denominated in foreign currencies	388,152	328,804
U.S. dollar	1,064,418	612,205
Total cash and cash equivalents	$1,452,570	$941,009
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $38.8 million (June 30, 2019—$32.9 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".

Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The outbreak of COVID-19 is expected to negatively affect our business, operations and financial performance

On March 3, 2020, COVID-19 was characterized as a pandemic by the World Health Organization. Since December 2019, COVID-19 has spread rapidly, with at least 180 countries and territories worldwide with confirmed cases of COVID-19, and a high concentration of cases in certain countries in which we sell our products and services and conduct our business operations, including the United States, Canada, Europe and Asia.
The spread of COVID-19 and resulting tight government controls and travel bans implemented around the world , such as declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations, have caused disruption to global supply chains and economic activity, and the market has entered a period of significantly increased volatility. The spread of COVID-19 is currently having an adverse impact on the global economy, the severity and duration of which is difficult to predict, and is expected to adversely affect our financial performance, as well as our ability to successfully execute our business strategies and initiatives, including by negatively impacting the demand for our products and services, restricting our sales operations and marketing efforts, disrupting the supply chain of hardware needed to operate our SaaS offerings or run our business and disrupting our ability to conduct product development and other important business activities. While the restrictions and limitations noted above may be relaxed or rolled back if and when COVID-19 abates, the actions may be reinstated as the pandemic continues to evolve. The scope and timing of any such reinstatements is difficult to predict and may materially affect our operations in the future. We are continuing to focus on the safety and protection of our workforce and our customers by conducting business with substantial modifications to employee travel, employee work locations and virtualization or cancellations of all sales and marketing events, among other modifications. In March 2020, we also drew down $600 million from the Revolver as a preemptive measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak. To mitigate anticipated negative financial and operational impacts of COVID-19, we have approved cost cutting measures effective through June 30, 2021, subject to review and modification as the situation warrants, and approved our COVID-19 restructuring plan which includes a move towards a significant work from home (WFH) model. For more information, please see note 24 "Subsequent Events" to our Condensed Consolidated Financial Statements and "Outlook for remainder of Fiscal 2020" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers and shareholders. The extent of the adverse impact of the pandemic on the global economy and markets will depend, in part, on the length and severity of the measures taken to limit the spread of the virus and, in part, on the size and effectiveness of the compensating measures taken by governments. To the extent the COVID-19 pandemic continues to adversely affect the global economy, and/or adversely affects our business, operations or financial performance, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in “Risk Factors” included within Part 1, Item 1A of our Annual Report on Form 10-K for Fiscal 2019, including those risks related to market, credit, geopolitical and business operations, or risks described in our other filings with the SEC. In addition, the COVID-19 pandemic may also affect our business, operations or financial performance in a manner that is not presently known to us. We are closely monitoring the potential adverse effects and impact on our operations, businesses and financial performance, including liquidity and capital usage, though the extent of the impact is difficult to fully predict at this time due to the rapid evolution of this uncertain situation.
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

Item 5. Other Matters
COVID-19 Restructuring Plan
On March 3, 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 has significantly impacted the global economy and is expected to adversely impact our operational and financial performance. The extent of the adverse impact of the pandemic on the global economy and markets will depend, in part, on the length and severity of the measures taken to limit the spread of the virus and, in part, on the size and effectiveness of the compensating measures taken by governments. We are closely monitoring the potential effects and impact on our operations, businesses and financial performance, including liquidity and capital usage, though the extent of the impact is difficult to fully predict at this time due to the rapid evolution of this uncertain situation.
On April 29, 2020, our Board approved a restructuring plan that will impact our global workforce and execute a significant reduction in our real estate footprint around the world. We expect to incur total charges in the range of $80 million to $100 million to be recorded in our quarter ending June 30, 2020, substantially all of which will ultimately result in cash expenditures, with the plan expected to be implemented over the next six to twelve months.
The Company has made a strategic decision to move towards a significant work from home (WFH) model. As a result of COVID-19, more than 95% of our employees are currently WFH, and we are now making plans for the future return to office strategy for our nearly 15,000 employees. We currently have approximately 120 offices around the world, and our intent, over time, is to make a significant reduction in the number of offices, anticipated to be over 50% of our global offices impacting approximately 15% of our employees. Based upon our plan, we estimate that this transition can be executed over the next six to twelve months. Management has estimated cost of this restructuring to be in the range of $65 million to $80 million, including the write-off of ROU asset relating to leases, the write-off of leases and fixed assets and other related costs.
We have also approved and begun executing an employee rationalization program across various departments in order to further reduce our cost base in light of the anticipated adverse effects and impact of COVID-19. We estimate severance costs to be in the range of $15 million to $20 million.

Item 6.    Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger (1)
4.1	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 4, 2019 (2)
4.2	Indenture (including form of Note), dated as of April 4, 2017, by and between Carbonite, Inc. and U.S. Bank National Association, as trustee (3)
4.3	First Supplemental Indenture, dated as of December 24, 2019, by and between Carbonite, Inc. and U.S. Bank National Association, as trustee (3)
4.4	Indenture, dated as of February 18, 2020, between Open Text Corporation and the Bank of NY Mellon, as US Trustee, and BNY Trust Company of Canada, as Canadian trustee (4)
4.5	Indenture, dated as of February 18, 2020, between OTHI and the Bank of NY Mellon, as US Trustee, and BNY Trust Company of Canada, as Canadian trustee (4)
10.1	Fourth Amended and Restated Credit Agreement (5)
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL taxonomy extension schema.
101.CAL	Inline XBRL taxonomy extension calculation linkbase.
101.DEF	Inline XBRL taxonomy extension definition linkbase.
101.LAB	Inline XBRL taxonomy extension label linkbase.
101.PRE	Inline XBRL taxonomy extension presentation.

(1)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on November 12, 2019 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on September 4, 2019 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on January 30, 2020 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on February 18, 2020 and incorporated herein by reference.

(5)	Filed as an Exhibit to Company's Current Report on Form 8-K, as filed with the SEC on November 5, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: April 30, 2020

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ HOWARD ROSEN
Howard Rosen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)