Form 10-K
period 2020-06-30
OPEN TEXT CORP
filed 2020-08-06
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020.
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
None
(Title of Class)
______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Aggregate market value of the Registrant's Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2019, the end of the registrant's most recently completed second fiscal quarter, was approximately $11.7 billion. At August 4, 2020, there were 271,876,105 outstanding Common Shares of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
None.

OPEN TEXT CORPORATION

Part I
Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the U.S. Securities Act of 1933, as amended (the Securities Act), and is subject to the safe harbors created by those sections. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements, and are based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general political, economic and market conditions, currency exchange rates, and interest rates; (iv) equity and debt markets continuing to provide us with access to capital; (v) our continued ability to identify and source attractive and executable business combination opportunities, as well as our ability to continue to successfully integrate any such opportunities, including in accordance with the expected timeframe and/or cost budget for such integration; (vi) our continued ability to avoid infringing third party intellectual property rights; and (vii) our ability to successfully implement our restructuring plans. These forward-looking statements involve known and unknown risks as well as uncertainties, which include (i) actual and potential risks and uncertainties relating to the ultimate geographic spread of COVID-19, the severity of the disease and the duration of the COVID-19 pandemic and issues relating to its resurgence, including potential material adverse effects on our business, operations and financial performance; (ii) actions that have been and may be taken by governmental authorities to contain COVID-19 or to treat its impact on our business; (iii) the actual and potential negative impacts of COVID-19 on the global economy and financial markets; (iv) the actual and potential risk and uncertainties relating to the impact of our COVID-19 Restructuring Plan (as defined herein) and (v) those discussed herein and in the Notes to Consolidated Financial Statements for the year ended June 30, 2020, which are set forth in Part II, Item 8 of this Annual Report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management's current expectations and projections about future results only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors”, and forward-looking statements set forth in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report as well as other documents we file from time to time with the United States Securities and Exchange Commission (the SEC). Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K because these forward-looking statements are relevant only as of the date they were made.
Throughout this Annual Report on Form 10-K: (i) the term "Fiscal 2021" means our fiscal year beginning on July 1, 2020 and ending June 30, 2021; (ii) the term “Fiscal 2020” means our fiscal year beginning on July 1, 2019 and ended June 30, 2020; (iii) the term “Fiscal 2019” means our fiscal year beginning on July 1, 2018 and ended June 30, 2019; (iv) the term “Fiscal 2018” means our fiscal year beginning on July 1, 2017 and ended June 30, 2018; and (v) the term “Fiscal 2017” means our fiscal year beginning on July 1, 2016 and ended June 30, 2017. Our Consolidated Financial Statements are presented in U.S. dollars and, unless otherwise indicated, all amounts included in this Annual Report on Form 10-K are expressed in thousands of U.S. dollars. References herein to the “Company”, “OpenText”, “we” or “us” refer to Open Text Corporation and, unless context requires otherwise, its subsidiaries.
Item 1.    Business
Incorporated in 1991, OpenText has grown to be a leader in providing Information Management software solutions. We offer a comprehensive line of Information Management products and services that enable businesses to grow faster, obtain lower operational costs and reduce information governance and security risks by improving business insight, impact and process speed.
Our products are offered as software as a service (SAAS), through traditional on-premise solutions, on the OpenText Cloud or as a combination. Our customers operate in hybrid on-premise and cloud environments and we are ready to support the delivery method the customer prefers. In providing choice and flexibility, we strive to maximize the lifetime value of the relationship with our customers.

Business Overview and Strategy
About OpenText
OpenText is an Information Management company that provides software and services to maximize the strategic benefits of data and content for increased productivity, growth and competitive advantage. With a focus on Information Management technologies and services, we continue to innovate and provide customers with the capabilities they need to build resilient businesses and become tomorrow's disruptors.
We provide our customers with choice and flexibility in their path to digital transformation with solutions that can be run on-premise (off-cloud), hybrid, cloud, or as a managed service. We also accelerate and simplify our customers’ path to information modernization with intelligent tools and services for moving off paper, automating classification, and building clean data lakes for artificial intelligence (AI), analytics and automation.
We believe our acquisition of Carbonite Inc. (Carbonite) enters us into the next phase of our Total Growth strategy, as discussed below, where we have an opportunity to take advantage of Carbonite's world-class channel organization and partners, to bring our Information Management solutions to all size of customers, including small and medium businesses (SMB) and consumers. The comprehensive OpenText Information Management platform and services provide secure and scalable solutions for global companies, SMBs, governments and consumers around the world.
We are fundamentally integrated into the parts of our customers' businesses that matter, so they can securely manage the complexity of information flow end to end. Furthermore, with automation and AI, we connect, synthesize and deliver information where it is needed to drive new efficiencies, experiences and insights. We make information more valuable by connecting it to digital business processes, enriching it with capture and analytics, protecting and securing it throughout its entire lifecycle, and leveraging it to captivate customers. Our solutions also connect large digital supply chains in manufacturing, retail and financial services.
Our solutions enable organizations and consumers to secure their information so that they can collaborate with confidence, stay ahead of the regulatory technology curve, identify threats on any endpoint or across their networks, leverage eDiscovery and digital forensics to defensibly investigate and collect evidence, and ensure business continuity in the event of a security incident.
Our Products and Services
We have a complete and integrated portfolio of Information Management solutions, combining robust Information Management platforms with purpose built digital applications and a developer experience for building and customizing applications. We bring together Business Network (BN), Content Services, Cyber Resilience and Digital Experience with advanced technologies such as AI, Analytics and Automation for business insight, optimized customer experiences, employee engagement, asset utilization, and improved collaboration, supply chain efficiency and simplified risk management. Our software capabilities unite information from people, systems and Internet of Thing (IoT) devices where it can be securely managed, stored, accessed and mined with analytics for actionable and relevant insights. Below is a listing of our Information Management solutions.

Business Network
The OpenText BN manages and connects all data within the organization and outside the firewall, between people, systems and IoT devices at a global scale. Our BN provides a foundation for digital supply chain and secure e-commerce.
Our Trading Grid connects trading partners globally and is used across a variety of industries. Delivered as a cloud service, we enable data integration, data management, messaging, communications, and secure data exchange across an increasingly complex network of on-premise and cloud applications, connected devices and business partners or customers.
The platform comprises solutions such as digital fax, identity and access management, digital business integration, supply chain optimization, data management and security, omnichannel communications, industrial IoT and more. These solutions simplify the inherent complexities of business-to-business (B2B) data exchange and offer insights that help drive operational efficiencies, accelerate time to transaction and improve customer satisfaction. Our BN enables businesses to accelerate and control how information is delivered, manage the identity of everything on the network, and optimize experiences using data from IoT, which we believe increases the security and reliability of sensitive or complex communications.
Content Services
Content Services help organizations connect content to their digital business in a common meta-data model to accelerate productivity, improve governance and drive digital transformation. Our solutions manage the lifecycle, distribution and use of information across the organization, from capture through to archiving and disposition.
Our Content Services solutions range from content collaboration and intelligent capture to records management and archiving, and are available on-premise, on a cloud provider of the customer’s choice, as a subscription in the OpenText Cloud, in a hybrid environment, or as a managed service. Our Content Services solutions enable customers to capture documents and data from paper, electronic files, and other sources and transform it into digital content delivered directly into enterprise content management solutions and business processes. Our customers can protect critical historical information within a secure, centralized archiving solution.
With platforms such as Extended Enterprise Content Management (ECM), our Content Services integrate with the applications that manage critical business processes, such as SAP S/4HANA®, SAP® SuccessFactors®, Salesforce®, Microsoft® Office 365® and other enterprise software, establishing the foundation for intelligent business process and content workflow automation. By connecting unstructured content with structured data workflows, our Content Services allow users to have the content they need, when they need it, reducing errors and saving valuable time.
Additionally, OpenText Content Services adhere to the Content Management Interoperability Services (CMIS) standard and support a broad range of operating systems, databases, application servers, and enterprise applications.
Cyber Resilience
Our Cyber Resilience offering provides a comprehensive solution for proactively defending against cyber threats and preparing for business continuity and response in the event of a breach. It delivers multiple layers of defense to detect, protect against, forensically investigate and remediate security threats or data loss. We protect information managed by individuals, businesses, and governments within applications and at the endpoints.
OpenText security solutions address information security and digital investigation needs with leading digital forensic tools and endpoint detection and response. We provide 360-degree visibility across all endpoints, devices and networks, for proactive discovery of sensitive data, identification and remediation of threats and discreet, forensically-sound data collection and investigation.
With the acquisition of Carbonite, we have expanded our security capabilities further for Enterprise, SMB and consumers, delivering continuous threat monitoring, remote endpoint protection, and automated cloud backup and recovery to protect employees and customer data while allowing organizations to prepare for, respond to, and recover quickly from cyberattacks.
Our Discovery platform provides leading forensics and unstructured data analytics for searching and investigating organizational data to manage legal obligations and risk. It has powerful machine learning capabilities to help legal and compliance teams quickly find critical information for litigation discovery, investigations, compliance, data breach response, business projects, and financial contract analysis.
Security is fundamentally built-in to all OpenText Information Management software. Our platform offers multi-level, multi-role, multi-context security. Information is secured at the database level, by user enrolled security, context rights, and time-based security. We also provide encryption at rest for document-level security.

Digital Experience
Our Digital Experience offerings drive revenue growth by improving customer engagement. Digital Experience solutions create, manage, track and optimize omnichannel interactions throughout the customer journey and integrate with systems of record such as Salesforce® and SAP®. The OpenText Digital Experience platform enables businesses to gain insight into their customer interactions and optimize them to improve customer lifetime value. Our Digital Experience platform offers a set of Customer Experience Management (CEM) solutions and extensions that focus on delivering highly personalized content and engagements along a continuous customer journey. We believe integrations with Digital Experience ensures each user gets the best experience at every point of interaction, whether physical or digital, on any device, and provides a foundation for executing a successful customer experience strategy.
Solutions range from customer communications, web content management, call center optimization, digital asset management, and intelligent forms automation to analytics for voice of the customer, customer journey, testing and segmentation.
Advanced Technologies
Our Advanced Technologies are applied horizontally across all of our platforms and applications to accelerate digital transformation for customers. They enrich data and deliver valuable insights at scale with machine learning and artificial intelligence, optimize processes with insight, automation and data-driven decision making, and allow organizations to quickly adopt new technologies or adapt processes with API-driven products and developer services. OpenText is regularly innovating to ensure our customers are armed with the technology they need to create Information Advantage.
AI and Analytics
Our AI and Analytics platform leverages structured or unstructured data to help organizations improve decision-making, gain operational efficiencies and increase visibility through interactive dashboards, reports and data visualizations. It leverages a comprehensive set of data analytics software to identify patterns, relationships, and trends that are used for predictive process automation and accelerated decision making.
Our AI platform incorporates Apache Spark, a powerful, open source computing foundation that lets customers take advantage of the flexibility, extensibility, and diversity of an open product stack while maintaining full ownership of their data and algorithms. As our enterprise software has historically focused on managing data and content archives, we are now able to turn these archives of information into clean and integrated “data lakes” that can be mined by AI to extract useful knowledge and insight for our customers.
Digital Process Automation (DPA)
Our automation solutions enable organizations to transform into digital, data-driven businesses. DPA delivers and supports a variety of process-driven applications that address complex business needs, while simultaneously providing a flexible platform for rapidly building and deploying customer-centric applications. Through DPA, we are helping customers re-engineer processes and quickly adapt to customer needs to deliver seamless customer and employee experiences. We speed the development of case- and process-driven applications with low-code, drag-and-drop components, reusable building blocks and pre-built accelerators to build and deploy solutions more easily.
Our customers are transforming knowledge-driven work involving complex interactions among people, content, transactions and workflows across multiple systems of record to support a diverse range of use cases. Additionally, we are combining automation and AI to predict future states and trigger processes based on data. On or off the cloud, our DPA solutions simplify and streamline processes from front to back office.
Developer Experience
The developer is critical to the creation of integrated and "secure-from-day-one" applications. Our Information Management platform can be expanded with our low-code development tools, product APIs and SDKs, functions as a service, and out-of-the-box integrations designed to support the developer with a unified application development environment.
In Fiscal 2020, we introduced Core Services to support application development and deployment on OT2, our next-generation Information Management as a Service platform. With the OT2 platform, organizations can extend their existing platforms with new capabilities, and quickly extend solutions to the cloud where it can improve time to value, such as for customer, supplier and partner collaboration. Combined with our cloud based IoT platform, organizations can dynamically integrate multi-tiered supply chain communities and build IoT solutions for greater efficiency, agility, and new value-added services.

Managed Services
Managed Services in the cloud helps keep customers current on the latest technology, reduces the burden on information technology staff and ensures optimal application management by trusted experts. OpenText provides a range of Managed Services, whether on-premise, in the OpenText Cloud, in hybrid scenarios or even in other clouds, including our partners: Google Cloud Platform, Amazon Web Services (AWS) and Microsoft Azure. Our team provides full managed services for Information Management solutions to meet the needs of our customers. We can also help by managing the relationship with third-party cloud providers, so customers have a single point of contact and a single Service Level Agreement (SLA) for their solutions. With OpenText Managed Services, organizations can focus resources on their core business priorities and rest assured that their infrastructure, applications, integrations, and upgrades are all managed, monitored and optimized for security, performance and compliance.
Our Strategy
Growth
As an organization, we are committed to Total Growth, meaning we strive towards delivering value through organic initiatives, innovations and acquisitions, as well as financial performance. With an emphasis on increasing recurring revenues and expanding our margins, we believe our Total Growth strategy will ultimately drive overall cash flow generation, thus helping to fuel our disciplined capital allocation approach and further our ability to deepen our customer base and identify and execute strategic acquisitions. With strategic acquisitions, we are better positioned to expand our product portfolio and improve our ability to innovate and grow organically, which helps us to meet our long-term growth targets. We believe this “Total Growth” strategy is a durable model that will create shareholder value over both the near and long-term.
We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our installed customer base, which includes Global 10,000 companies (G10K), SMBs and consumers. The G10K are the world's largest companies, typically those with greater than two billion in revenues, as well as the world's largest governments and organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. Over the last three fiscal years, we have invested a cumulative total of $1.0 billion in R&D or 11.5% of cumulative revenue for that three year period. We typically target to spend 11% to 13% of revenues for R&D each fiscal year.
The cloud has become a business imperative. What used to be discussed as a potential option for managing budgets, is now a strategic direction that drives competitive positioning, product innovation, business agility, and cost management. We are committed to continue our investment in the OpenText Cloud, which is a purpose-built cloud environment for solutions spanning Information Management, Compliance, Cyber Resilience and B2B Integration. Supported by a global, scalable, and secure infrastructure, the OpenText Cloud includes a foundational platform of technology services, and packaged business applications for industry and business processes. The OpenText Cloud enables organizations to protect and manage information in public, private or hybrid deployments.
We remain a value oriented and disciplined acquirer, having efficiently deployed $6.8 billion on acquisitions over the last 10 fiscal years. Mergers and acquisitions are one of our leading growth drivers. We believe in creating value by focusing on acquiring strategic businesses, integrating them into our business model and using our acquired assets to further innovate. We have developed a philosophy, the OpenText Business System, that is designed to create value by leveraging a clear set of operational mandates for integrating newly acquired companies and assets. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our Total Growth strategy. We expect to continue to acquire strategically, to integrate and innovate, and to deepen and strengthen our intelligent information platform for customers.
In Fiscal 2020, we continued the implementation of our strategy by acquiring Carbonite and XMedius. We regularly evaluate acquisition opportunities and at any time may be at various stages of discussion with respect to such opportunities. For additional details on our acquisitions, please see "Acquisitions During the Last Five Fiscal Years", elsewhere in Item 1 of this Annual Report on Form 10-K.
In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 has significantly impacted the global economy and has adversely impacted and is expected to further adversely impact our operational and financial performance. The extent of the adverse impact of the pandemic on the global economy and markets will continue to depend, in part, on the length and severity of the measures taken to limit the spread of the virus and, in part, on the size and effectiveness of the compensating measures taken by governments and on actual and potential resurgences. We are closely monitoring the potential effects and impact on our operations, businesses and financial performance, including liquidity and capital usage, though the extent is difficult to fully predict at this time due to the rapid and continuing evolution of this uncertain situation.

We are conducting business with substantial modifications to employee travel and work locations and also virtualization or cancellation of all sales and marketing events, which we expect to continue throughout Fiscal 2021, along with substantially modified interactions with customers and suppliers, among other modifications. In March 2020, we also drew down $600 million from the Revolver, as defined below, as a preemptive measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. We continue to actively monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including customer purchasing decisions, and may take further actions that alter our business operations as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers, and shareholders. It is uncertain and difficult to predict what the potential effects any such alterations or modifications may have on our business including the effects on our customers and prospects, or our financial results and our ability to successfully execute our business strategies and initiatives. As a precaution, we have temporarily and significantly reduced hiring and discretionary spending, while taking note of some savings to be achieved through travel restrictions and the cancellation of certain events.
In addition, in order to further mitigate the operational impacts of COVID-19, our Compensation Committee and Board approved the following measures effective for the period May 15, 2020 through June 30, 2021, subject to review and modification as the situation warrants. Please also see "Special Fiscal 2020 Performance Bonus" in Part III, Item 11, elsewhere in this Annual Report on Form 10-K.

•
15% base salary reduction and forbearance of any annual variable cash compensation effective May 15, 2020 for the remainder of Fiscal 2020 and for all of Fiscal 2021, totaling an approximate 60% reduction in targeted cash compensation, for our Chief Executive Officer (CEO) & Chief Technology Officer (CTO);

•	15% base salary reduction and 15% reduction in target annual variable cash compensation for our other Named Executive Officers and members of the executive leadership team (ELT);

•	10% base salary reduction and 10% reduction in target annual variable cash compensation, as applicable, for Vice-President- director-, and manager-level employees;

•	5% base salary reduction for all other employees subject to exception for certain of our employees, such as our employees in Asia who are earning less than the equivalent of $20,000 per year;

•	15% reduction in cash retainer compensation fees payable to the Board of Directors; and

•	Suspension of employer paid contributions to retirement benefits in the United States and Canada for the remainder of Fiscal 2020 and Fiscal 2021.
These cost reduction measures are in addition to other previously disclosed facilities and workforce related actions as part of our COVID-19 Restructuring Plan. For more information, please see note 18 "Special Charges" in the Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.
The ongoing and ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control. For more information, please see Part I, Item 1A "Risk Factors" included elsewhere within this Annual Report on Form 10-K.

Looking Towards the Future
In Fiscal 2021 we intend to continue to implement strategies that are designed to:
Broaden Our Reach into Information Management through the G10K. As technologies and customers become more sophisticated, we intend to be a leader in expanding the definition of traditional market sectors. This is the marquee target for Information Management and organic growth. We continue to focus on connecting the G10K to our information platform and we believe we are well positioned to expand our penetration in this market.
Invest in the Cloud. Today, the destination for innovation is indisputably the cloud. Businesses of all sizes rely on a combination of public and private clouds, managed services and off-cloud solutions. As a result, we are committed to continue to modernize technology infrastructure and leverage our existing investments in the OpenText Cloud. The combination of OpenText cloud-native applications and managed services, together with the scalability and performance of our partner public cloud providers, offer more secure, reliable and compliant solutions to customers wanting to deploy cloud-based Information Management applications. The OpenText Cloud is designed to build additional flexibility for our customers: becoming cloud-native, connecting anything, and extending capabilities quickly with multi-tenant SaaS applications and services.
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
Deepen Strategic Partnerships. OpenText is committed culturally, programmatically and strategically to be a partner-embracing company. Our partnerships with companies such as SAP SE, Google Cloud, Amazon AWS, Microsoft Corporation, Oracle Corporation, Salesforce.com Corporation and others serve as examples of how we are working together with our partners to create next-generation Information Management solutions and deliver them to market. We will continue to look for ways to create more customer value from our strategic partnerships.
Broaden Global Presence. As customers become increasingly multi-national and as international markets continue to adopt Information Management, we plan to further grow our brand, presence, and partner networks in these new markets. We are focused on using our direct sales for targeting existing customers and plan to address new geographies jointly with our partners.
Selectively Pursue Acquisitions. We expect to continue to pursue strategic acquisitions to strengthen our service offerings in the Information Management market. In light of the continually evolving marketplace in which we operate, we regularly evaluate acquisition opportunities within the Information Management market and at any time may be in various stages of discussions with respect to such opportunities. We plan to continue to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy and disciplined financial management. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of solutions, as well as add new solutions to our portfolio.
OpenText Revenues
Our business consists of four revenue streams: license, cloud services and subscriptions, customer support, and professional service and other. For information regarding our revenues and assets by geography for Fiscal 2020, Fiscal 2019 and Fiscal 2018, see note 20 “Segment Information” in the Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.
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
Customer Support
The first year of our customer support offering is usually purchased by customers together with the license of our Information Management software products. Customer support is typically renewed on an annual basis and historically customer support revenues have been a significant portion of our total revenue. Through our OpenText customer support programs, customers receive access to software upgrades, a knowledge base, discussions, product information, and an online mechanism to post and review “trouble tickets”. Additionally, our customer support teams handle questions on the use, configuration, and functionality of OpenText products and can help identify software issues, develop solutions, and document enhancement requests for consideration in future product releases.

Professional Service and Other
We provide consulting and learning services to customers. Generally, these services relate to the implementation, training and integration of our licensed product offerings into the customer's systems.
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
Marketing and Sales
Customers
Our customer base consists of G10K organizations, enterprise companies, public sector agencies, mid-market companies and with the acquisition of Carbonite, SMB's and direct consumers. Historically, including in Fiscal 2020, no single customer has accounted for 10% or more of our total revenues.
Partners and Alliances
We are committed to establishing relationships with the best resellers and technology and service providers to ensure customer success. Together as partners, we fulfill key market objectives to drive new business, establish a competitive advantage, and create demonstrable business value.
We have a number of strategic partnerships that are essential to our success. These include the most prominent organizations in enterprise software, hardware and public cloud, with whom we work to enhance the value of customer investments. They include:

•
SAP SE (SAP): We are SAP’s partner for content services. The OpenText Suite for SAP solutions provides key business content within the context of SAP business processes providing better efficiencies, reduced risk and better experiences for customers, employees and partners - accessible anywhere and anytime and available on and off-cloud.

•
Google Cloud: We work together with Google Cloud to deploy our Information Management solutions on the Google Cloud Platform as fully managed services. This includes a containerized application architecture for flexible cloud or hybrid deployment models. Deploying our solutions on the Google Cloud Platform allows our customers to scale their deployments as their businesses demand. We also work with the Google Cloud engineering team to explore integrations with Google AI/ML, Analytics, G-Suite and other functions.

•
Amazon Web Services (AWS): Our collaboration offers businesses the opportunity to consume our Information Management solutions as fully managed services on AWS for cost savings, increased performance, scalability and security.

•
Microsoft Corporation (Microsoft): Together with Microsoft, we enable customers to connect all aspects of their content infrastructure, integrating these into business processes and enable collaboration, management and governance on the most valuable asset - information.

•	Oracle Corporation (Oracle): We develop innovative solutions for Oracle applications that enhance the experience and productivity of users working with these tools.

•
Salesforce.com Corporation (Salesforce): The company-to-company partnership between OpenText and Salesforce is focused on growing a full portfolio of Information Management solutions to complement the Salesforce ecosystem by uniting the structured and unstructured information experience.

Our Global Partner Program offers five distinct programs: Referral, Reseller, Services, Technology, and Support. This creates an extended organization to develop technologies, repeatable service offerings, and solutions that enhance the way our customers maximize their investment in our products and services. Through the Global Partner Program, we are extending market coverage, building stronger relationships, and providing customers with a more complete local ecosystem of partners to meet their needs. Each distinct program is focused to provide valuable business benefits to the joint relationship.
Global Systems Integrators (GSI) provide customers with digital transformational services around OpenText technologies. They are trained and certified on OpenText solutions and enhance the value of our offerings by providing technical credibility and complementary services to customers. Our GSIs include, Accenture plc, ATOS International S.A.S., Capgemini Technology Services SAS, Cognizant Technology Solutions U.S. Corp., Deloitte Consulting LLP, and Tata Consultancy Services (TCS).
With the acquisition of Carbonite, our partner programs also enable managed service providers (MSPs), resellers, distributors, and network and security vendors to grow through cloud-based cybersecurity, threat intelligence, and backup and recovery solutions aimed at the SMB and consumer markets. We provide the industry-specific tools, services, training, integrations, certifications, and platforms our partners need to ensure trust and reliability with their customer base.
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
Competition
The market for our products and services is highly competitive, subject to rapid technological change and shifting customer needs and economic pressures. We compete with multiple companies, some that have single or narrow solutions and some that have a range of information management solutions, like us. Our primary competitor is International Business Machines Corporation (IBM), with numerous other software vendors competing with us in the Information Management sector, such as Veeva Systems Inc., Quadient Inc., Pegasystems Inc., Hyland Software Inc., SPS Commerce Inc., Box Inc. and Adobe Systems Inc. In certain markets, OpenText competes with Oracle and Microsoft, who are also our partners. In addition, we also face competition from systems integrators that configure hardware and software into customized systems. Additionally, new competitors or alliances among existing competitors may emerge and could rapidly acquire additional market share. We also expect that competition will increase as a result of ongoing software industry consolidation.
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
Research and Development
The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, our success, in part, depends on our ability to continue to enhance our existing products in a timely and efficient manner and to develop and introduce new products that meet customer needs while reducing total cost of ownership. To achieve these objectives, we have made and expect to continue to make investments in research and development, through internal and third-party development activities, third-party licensing agreements and potentially through technology acquisitions. Our R&D expenses were $370.4 million for Fiscal 2020, $321.8 million for Fiscal 2019, and $322.9 million for Fiscal 2018. We believe our spending on research and development is an appropriate balance between managing our organic growth and results of operations. We expect to continue to invest in R&D to maintain and improve our products and services offerings.
Acquisitions During the Last Five Fiscal Years
We regularly evaluate acquisition opportunities within the Information Management market and at any time may be in various stages of discussions with respect to such opportunities.
Below is a summary of the more material acquisitions we have made over the last five fiscal years.
In Fiscal 2020, we completed the following acquisitions:

•	On March 9, 2020, we acquired XMedius, a provider of secure information exchange and unified communication solutions, for $73.3 million.

•
On December 24, 2019, we acquired Carbonite, a leading provider of cloud-based subscription backup, disaster recovery and endpoint security to SMB, consumers, and a wide variety of partners, for $1.4 billion.

•	On December 2, 2019, we acquired certain assets and certain liabilities of Dynamic Solutions Group (The Fax Guys) for $5.1 million.

Prior to Fiscal 2020, we completed the following acquisitions:

•	On January 31, 2019, we acquired Catalyst, a leading provider of eDiscovery that designs, develops and supports market-leading cloud eDiscovery software, for $71.4 million.

•	On December 17, 2018, we acquired Liaison, a leading provider of cloud-based business to business integration, for $310.6 million.

•	On February 14, 2018, we acquired Hightail, a leading cloud service for file sharing and creative collaboration, for $20.5 million.

•	On September 14, 2017, we acquired Guidance, a leading provider of forensic security solutions, for $240.5 million.

•	On July 26, 2017, we acquired Covisint, a leading cloud platform for building Identity, Automotive, and IoT applications, for $102.8 million.

•
On January 23, 2017, we acquired certain assets and assumed certain liabilities of the enterprise content division of EMC Corporation, a Massachusetts corporation, and certain of its subsidiaries (ECD Business) for $1.62 billion.

•	On July 31, 2016, we acquired certain customer communications management software services assets and liabilities from HP Inc. (CCM Business) for $315.0 million.

•	On July 20, 2016, we acquired Recommind, a leading provider of eDiscovery and information analytics, based in San Francisco, California, United States, for $170.1 million.

•
On May 1, 2016, we acquired ANXe Business Corporation (ANX), a leading provider of cloud-based information exchange services to the automotive and healthcare industries, based in Michigan, United States. Total consideration for ANX was $104.6 million.

•	On April 30, 2016, we acquired certain customer experience software and services assets and liabilities from HP Inc. (CEM Business) for $160.0 million.

•
On November 23, 2015, we acquired Daegis Inc. (Daegis), a global information governance, data migration solutions and development company, based in Texas, United States. Total consideration for Daegis was $23.3 million.

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
Employees
As of June 30, 2020, we employed a total of approximately 14,400 individuals. The approximate composition of our employee base is as follows: (i) 2,500 employees in sales and marketing, (ii) 4,100 employees in product development, (iii) 3,300 employees in cloud services, (iv) 1,500 employees in professional services, (v) 1,100 employees in customer support, and (vi) 1,900 employees in general and administrative roles. We believe that relations with our employees are strong. None of our employees are represented by a labour union, nor do we have collective bargaining arrangements with any of our employees. However, in certain international jurisdictions in which we operate, a “Workers' Council” represents our employees.
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
Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed with or furnished to the SEC may be obtained free of charge through the Investors section of our website at investors.opentext.com as soon as is reasonably practical after we electronically file or furnish these reports. In addition, our filings with the SEC may be accessed through the SEC's website at www.sec.gov and our filings with the Canadian Securities Administrators (CSA) may be accessed through the CSA's System for Electronic Document Analysis and Retrieval (SEDAR) at www.sedar.com. The SEC and SEDAR websites are included in this Annual Report on Form 10-K as inactive textual references only. Except for the documents specifically incorporated by reference into this Annual Report, information contained on the SEC or CSA websites is not incorporated by reference in this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by applicable law.
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
The COVID-19 pandemic has and is expected to further negatively affect our business, operations and financial performance
In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. Since December 2019, COVID-19 has spread globally, with a high concentration of cases in certain regions in which we sell our products and services and conduct our business operations, including the United States, Canada, Europe and Asia.
The spread of COVID-19 and resulting tight government controls and travel bans implemented around the world, such as declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations, have caused disruption to global supply chains and economic activity, and the market has entered a period of significantly increased volatility. The spread of COVID-19 is currently having an adverse impact on the global economy, the severity and duration of which is difficult to predict, and has adversely affected and is expected to further adversely affect our financial performance, as well as our ability to successfully execute our business strategies and initiatives, including by negatively impacting the demand for our products and services, restricting our sales operations and marketing efforts, disrupting the supply chain of hardware needed to operate our SaaS offerings or run our business and disrupting our ability to conduct product development and other important business activities. While the restrictions and limitations noted above may be relaxed or rolled back if and when COVID-19 abates, the actions may be reinstated as the pandemic continues to evolve and in response to actual or potential resurgences. The scope and timing of any such reinstatements are difficult to predict and may materially affect our operations in the future. We are continuing to focus on the safety and protection of our workforce and our customers by conducting business with substantial modifications to employee travel, employee work locations and virtualization or cancellation of all sales and marketing events, which we expect to continue throughout Fiscal 2021, among other modifications. In March 2020, we also drew down $600 million from the Revolver as a preemptive measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. To mitigate anticipated negative financial and operational impacts of COVID-19, we have approved cost cutting measures effective through June 30, 2021, subject to review and modification as the situation warrants, and approved our COVID-19 restructuring plan which includes a move towards a significant work from home model.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers and shareholders. The extent of the adverse impact of the pandemic on the global economy and markets will depend, in part, on the length and severity of the measures taken to limit the spread of the virus and, in part, on the size and effectiveness of the compensating measures taken by governments. To the extent the COVID-19 pandemic continues to adversely affect the global economy, and/or adversely affects our business, operations or financial performance, it may also have the effect of increasing the likelihood and/or magnitude of other risks described herein, including those risks related to market, credit, geopolitical and business operations and cyber, or risks described in our other filings with the SEC. In addition, the COVID-19 pandemic may also affect our business, operations or financial performance in a manner that is not presently known to us. We are closely monitoring the potential adverse effects and impact on our operations, businesses and financial performance, including liquidity and capital usage, though the extent of the impact is difficult to fully predict at this time due to the rapid and continuing evolution of this uncertain situation.
The impact of the COVID-19 pandemic continues to create significant uncertainty in the global economy and for our business, operations, and financial performance.
The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States and globally. The global spread of COVID-19 has been, and continues to be, complex and rapidly evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as travel restrictions and bans, social distancing, quarantine or shelter-in-place directives, limitations on the size of gatherings, and closures of non-essential businesses. These restrictions have disrupted and may continue to disrupt economic activity, resulting in reduced commercial and consumer confidence and spending, increased unemployment, closure or restricted operating conditions for businesses, volatility in the global economy, instability in the credit and financial markets, labor shortages, regulatory recommendations to provide relief for impacted consumers, and disruption in supply chains.
The extent to which the COVID-19 pandemic impacts our business, operations, and financial performance is highly uncertain and will depend on numerous evolving factors that we may not be able to accurately predict or assess, including, but not limited to, the severity, extent and duration of the pandemic or any resurgences in the future, including any economic recession resulting from the pandemic, the development of effective vaccines and treatments, and the continued governmental, business and individual actions taken in response to the pandemic. Impacts related to the COVID-19 pandemic are expected to continue to pose risks to our business for the foreseeable future, may heighten many of the risks and uncertainties identified herein, and could have a material adverse impact on our business, operations or financial performance in a manner that is difficult to predict.
The restructuring of our operations, including steps taken to mitigate the anticipated negative impact of the COVID-19 pandemic, may be ineffective and may adversely affect our business or our finances, and we may incur restructuring charges in connection with such actions.
We often undertake initiatives to restructure or streamline our operations, particularly during the period post acquisition, and most recently in response to the COVID-19 pandemic. We may incur costs associated with implementing a restructuring initiative beyond the amount contemplated when we first developed the initiative and these increased costs may be substantial. Additionally, such costs would adversely impact our results of operations for the periods in which those adjustments are made. We will continue to evaluate our operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or the decision to terminate products or services which are not valued by our customers. Any failure to successfully execute these initiatives on a timely basis may have a material adverse effect on our business, operating results and financial condition.
In particular, in order to mitigate anticipated negative financial and operational impacts of COVID-19, we have approved cost cutting measures effective through June 30, 2021, subject to review and modification as the situation warrants. This includes our COVID-19 Restructuring Plan, which involves a move towards a significant work from home model and a reduction in our real estate footprint around the world. Such steps to reduce costs, and further changes we may make in the future, may negatively impact our business, operations and financial performance in a manner that is difficult to predict.
For example, employing a remote work environment could affect employee productivity, including due to a lower level of employee oversight, distractions caused by the pandemic and its impact on daily life, health conditions or illnesses, disruptions due to caregiving or child care obligations or slower or unreliable Internet access. OpenText systems, client, vendor and/or borrower data may be subject to additional risks presented by increased phishing activities targeting employees, vendors and counterparties in transactions, the possibility of attacks on OpenText systems or systems of employees working remotely as well as by decreased physical supervision.While our pre-existing controls were not specifically designed to operate in our current work from home environment, we believe that established internal controls over financial reporting continue to address all identified risk areas. If our productivity is impacted as a result of the transition, we may incur additional costs to address such issues and our financial condition and results may be adversely impacted.
For more information regarding the impact of COVID-19 on our cybersecurity, see "-Business disruptions, including those related to data security breaches, may adversely affect our operations." For more information on our COVID-19 Restructuring Plan, see note 18 “Special Charges (Recoveries)” to our Consolidated Financial Statements.
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
If our software products and services do not gain market acceptance, our operating results may be negatively affected
We intend to pursue our strategy of being a market leading consolidator for cloud-based Information Management solutions, and growing the capabilities of our Information Management software offerings through our proprietary research and the development of new software product and service offerings, as well as through acquisitions. In response to customer demand, it is important to our success that we continue to enhance our software products and services and to seek to set the standard for Information Management capabilities. The primary market for our software products and services is rapidly evolving which means that the level of acceptance of products and services that have been released recently, or that are planned for future release to the marketplace is not certain. If the markets for our software products and services fail to develop, develop more slowly than expected or become subject to increased competition, our business may suffer. As a result, we may be unable to: (i) successfully market our current products and services, (ii) develop new software products and services and enhancements to current software products and services, (iii) complete customer implementations on a timely basis, or (iv) complete software products and services currently under development. In addition, increased competition could put significant pricing pressures on our products which could negatively impact our margins and profitability. If our software products and services are not accepted by our customers or by other businesses in the marketplace, our business, operating results and financial condition will be materially adversely affected.
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
If our customers fail to renew or cancel their service contracts or fail to purchase additional services or products, then our revenues could decrease, and our operating results could be materially adversely affected. Factors influencing such contract terminations and failure to purchase additional services or products could include changes in the financial circumstances of our customers, dissatisfaction with our products or services, our retirement or lack of support for our legacy products and services, our customers selecting or building alternate technologies to replace us, the cost of our products and services as compared to the cost of products and services offered by our competitors, our ability to attract, hire and maintain qualified personnel to meet customer needs, consolidating activities in the market, changes in our customers’ business or in regulation impacting our customers’ business that may no longer necessitate the use of our products or services, general economic or market conditions, or other reasons. Further, our customers could delay or terminate implementations or use of our services and products or be reluctant to migrate to new products. Such customers will not generate the revenues we may have anticipated within the timelines anticipated, if at all, and may be less likely to invest in additional services or products from us in the future. We may not be able to adjust our expense levels quickly enough to account for any such revenue losses.

Our investment in our current research and development efforts may not provide a sufficient, timely return
The development of Information Management software products is a costly, complex and time-consuming process, and the investment in Information Management software product development often involves a long wait until a return is achieved on such an investment. We are making, and will continue to make, significant investments in software research and development and related product and service opportunities. Investments in new technology and processes are inherently speculative. Commercial success depends on many factors, including the degree of innovation of the software products and services developed through our research and development efforts, sufficient support from our strategic partners, and effective distribution and marketing. Accelerated software product introductions and short product life cycles require high levels of expenditures for research and development. These expenditures may adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, significant revenues from new software product and service investments may not be achieved for a number of years, if at all. Moreover, new software products and services may not be profitable, and even if they are profitable, operating margins for new software products and services may not be as high as the margins we have experienced for our current or historical software products and services.
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
Failure to protect our intellectual property could harm our ability to compete effectively
We are highly dependent on our ability to protect our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We intend to protect our intellectual property rights vigorously; however, there can be no assurance that these measures will, in all cases, be successful, and these measures can be costly and/or subject us to counterclaims. Enforcement of our intellectual property rights may be difficult, particularly in some countries outside of North America in which we seek to market our software products and services. While Canadian and U.S. copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. The absence of internationally harmonized intellectual property laws makes it more difficult to ensure consistent protection of our proprietary rights. Software piracy has been, and is expected to be, a persistent problem for the software industry, and piracy of our software products represents a loss of revenue to us. Where applicable, certain of our license arrangements have required us to make a limited confidential disclosure of portions of the source code for our software products, or to place such source code into escrow for the protection of another party. Despite the precautions we have taken, unauthorized third parties, including our competitors, may be able to copy certain portions of our software products or reverse engineer or obtain and use information that we regard as proprietary. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property. In addition, certain of our products contain open source software. Licensees of open source software may be required to make public certain source code, to license proprietary software for free or to permit others to create derivative works of our proprietary software. While we monitor and control the use of open source software in our products and in any third party software that is incorporated into our products, and we try to ensure that no open source software is used in such a way that negatively affects our proprietary software, there can be no guarantee that such use could not inadvertently occur. If this happened it could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.
Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenues and profits
Claims of infringement (including misappropriation and/or other intellectual property violation) are common in the software industry and increasing as related legal protections, including copyrights and patents, are applied to software products. Although most of our technology is proprietary in nature, we do include certain third party and open source software in our software products. In the case of third party software, we believe this software is licensed from the entity holding the intellectual property rights. While we believe that we have secured proper licenses for all material third-party intellectual property that is integrated into our products in a manner that requires a license, third parties have and may continue to assert infringement claims against us in the future, including the sometimes aggressive and opportunistic actions of non-practicing entities whose business model is to obtain patent-licensing revenues from operating companies such as us. Any such assertion, regardless of merit, may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. Such licenses may not be available, or they may not be available on commercially reasonable terms. In addition, as we continue to develop software products and expand our portfolio using new technology and innovation, our exposure to threats of infringement may increase. Any infringement claims and related litigation could be time-consuming, disruptive to our ability to generate revenues or enter into new market opportunities and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the intellectual property rights or rework our products to avoid infringement of third party rights. Typically, our agreements with our partners and customers contain provisions which require us to indemnify them for damages sustained by them as a result of any infringement claims involving our products. Any of the foregoing infringement claims and related litigation could have a significant adverse impact on our business and operating results as well as our ability to generate future revenues and profits.
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
Current and future competitors could have a significant impact on our ability to generate future revenues and profits
The markets for our software products and services are intensely competitive and are subject to rapid technological change and other pressures created by changes in our industry. The convergence of many technologies has resulted in unforeseen competitors arising from companies that were traditionally not viewed as threats to our marketplace. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens and as additional companies enter our markets, including those competitors who offer solutions similar to ours, but offer it through a different form of delivery. Numerous releases of competitive products have occurred in recent history and are expected to continue in the future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors: (i) develop technologies that are perceived to be substantially equivalent or superior to our technologies, (ii) introduce new competitive products or services, (iii) add new functionality to existing products and services, (iv) acquire competitive products and services, (v) reduce prices, or (vi) form strategic alliances or cooperative relationships with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increasing bargaining power by the consumers of our software products and services, we would need to lower the prices we charge for the products and services we offer. This could result in lower revenues or reduced margins, either of which may materially adversely affect our business and operating results. Moreover, our competitors may affect our business by entering into exclusive arrangements with our existing or potential customers, distributors or third party service providers. Additionally, if prospective consumers choose other methods of Information Management delivery different from that which we offer, our business and operating results could also be materially adversely affected.
Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results
The growth of our Company through the successful acquisition and integration of complementary businesses is a critical component of our corporate strategy. As a result of the continually evolving marketplace in which we operate, we regularly evaluate acquisition opportunities and at any time may be in various stages of discussions with respect to such opportunities. We plan to continue to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy and disciplined financial management. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of solutions, as well as add new solutions to our portfolio. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; and (iv) diversion of management's attention from other business concerns. Moreover, these transactions could involve: (i) substantial investment of funds or financings by issuance of debt or equity or equity-related securities; (ii) substantial investment with respect to technology transfers and operational integration; and (iii) the acquisition or disposition of product lines or businesses. Also, such activities could result in charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance or assumption of debt, which could have a negative impact on the credit ratings of our outstanding debt securities or the market price of our common shares. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our Company. Any such activity may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. In addition, while we conduct due diligence prior to consummating an acquisition, joint venture or business collaboration, such diligence may not identify all material issues associated with such activities. We may also experience unanticipated challenges or difficulties identifying suitable new acquisition candidates that are available for purchase at reasonable prices. Even if we are able to identify such candidates, we may be unable to consummate an acquisition on suitable terms. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability (i) to take advantage of growth opportunities for our business or for our products and services, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results and financial condition. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges associated with any acquisition or investment activity, may materially impact our results of operations and financial condition which, in turn, may have a material adverse effect on the market price of our Common Shares or credit ratings of our outstanding debt securities.
Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting, cybersecurity and compliance with data privacy laws that are weaker than or otherwise not in conformity with ours
We have a history of acquiring complementary businesses of varying size and organizational complexity and we may continue to engage in such acquisitions. Upon consummating an acquisition, we seek to implement our disclosure controls and procedures, our internal controls over financial reporting as well as procedures relating to cybersecurity and compliance with data privacy laws and regulations at the acquired company as promptly as possible. Depending upon the nature and scale of the business acquired, the implementation of our disclosure controls and procedures as well as the implementation of our internal controls over financial reporting at an acquired company may be a lengthy process and may divert our attention from other business operations. Our integration efforts may periodically expose deficiencies in the disclosure controls and procedures and internal controls over financial reporting as well as procedures relating to cybersecurity and compliance with data privacy laws and regulations of an acquired company that were not identified in our due diligence undertaken prior to consummating the acquisition or contractual protections intended to protect against any such deficiencies may not fully eliminate all related risks. If such deficiencies exist, we may not be in a position to comply with our periodic reporting requirements and, as a result, our business and financial condition may be materially harmed. Refer to Item 9A "Controls and Procedures", included elsewhere in this Annual Report on Form 10-K, for details on our internal controls over financial reporting for recent acquisitions.
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
For more details see note 12 "Pension Plans and Other Post Retirement Benefits" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
We must continue to manage our internal resources during periods of company growth or our operating results could be adversely affected
The Information Management market in which we compete continues to evolve at a rapid pace. However, there is significant uncertainty on growth from the impact of the COVID-19 pandemic. Moreover, we have grown significantly through acquisitions in the past and expect to continue to review acquisition opportunities as a means of increasing the size and scope of our business. Our growth, coupled with the rapid evolution of our markets, has placed, and will continue to place, significant strains on our administrative and operational resources and increased demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations. In addition, our management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully implement our operational and competitive strategy. If we are unable to manage growth effectively, our operating results will likely suffer which may, in turn, adversely affect our business.
If we lose the services of our executive officers or other key employees or if we are not able to attract or retain top employees, our business could be significantly harmed
Our performance is substantially dependent on the performance of our executive officers and key employees and there is a risk that we could lose their services due to the illness of executive officers and key employees from COVID-19. We do not maintain “key person” life insurance policies on any of our employees. Our success is also highly dependent on our continuing ability to identify, hire, train, retain and motivate highly qualified management, technical, sales and marketing personnel. In particular, the recruitment and retention of top research developers and experienced salespeople, particularly those with specialized knowledge, remains critical to our success, including providing consistent and uninterrupted service to our customers. Competition for such people is intense, substantial and continuous, and we may not be able to attract, integrate or retain highly qualified technical, sales or managerial personnel in the future. In our effort to attract and retain critical personnel, we may experience increased compensation costs that are not offset by either improved productivity or higher prices for our software products or services. In addition, the loss of the services of any of our executive officers or other key employees could significantly harm our business, operating results and financial condition.

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
We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors
Our revenues and particularly our new software license revenues are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. Sales forecasts may be particularly inaccurate or unpredictable given the extraordinary nature of the COVID-19 pandemic. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. By reviewing the status of outstanding sales proposals to our customers and potential customers, we make an estimate as to when a customer will make a purchasing decision involving our software products. These estimates are aggregated periodically to make an estimate of our sales pipeline, which we use as a guide to plan our activities and make internal financial forecasts. Our sales pipeline is only an estimate and may be an unreliable predictor of actual sales activity, both in a particular quarter and over a longer period of time. Many factors may affect actual sales activity, such as weakened economic conditions, which may cause our customers and potential customers to delay, reduce or cancel information technology related purchasing decisions and the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms from us. If actual sales activity differs from our pipeline estimate, then we may have planned our activities and budgeted incorrectly, and this may adversely affect our business, operating results and financial condition. In addition, for newly acquired companies, we have limited ability to immediately predict how their pipelines will convert into sales or revenues following the acquisition and their conversion rate post-acquisition may be quite different from their historical conversion rate.
Fluctuations in foreign currency exchange rates could materially affect our financial results
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the month of the transaction. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. In addition, unexpected and dramatic devaluations of currencies in developing, as well as developed, markets could negatively affect our revenues from, and the value of the assets located in, those markets.  Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item “Other income (expense) net” for Fiscal 2020, Fiscal 2019 and Fiscal 2018 were $(4.2) million, $(4.3) million, and $4.8 million, respectively. While we use derivative financial instruments to attempt to reduce our net exposure to currency exchange rate fluctuations, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could continue to materially affect our financial results. These risks and their potential impacts may be exacerbated by the ongoing COVID-19 pandemic, Brexit, as defined below, and any policy changes, including those resulting from trade and tariff disputes. See "-The COVID-19 pandemic is expected to negatively affect our business, operations and financial performance" and “-The vote by the United Kingdom to leave the European Union (EU) could adversely affect us”.
Our international operations expose us to business, political and economic risks that could cause our operating results to suffer
We intend to continue to make efforts to increase our international operations and anticipate that international sales will continue to account for a significant portion of our revenues. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, differences in business practices, compliance with domestic and foreign laws (including without limitation domestic and international import and export laws and regulations and the Foreign Corrupt Practices Act, including potential violations by acts of agents or other intermediaries), costs related to localizing products for foreign markets, costs related to translating and distributing software products in a timely manner, costs related to increased financial accounting and reporting burdens and complexities, longer sales and collection cycles for accounts receivables, failure of laws or courts to protect our intellectual property rights adequately, local competition, and economic or political instability and uncertainties, including inflation, recession, interest rate fluctuations and actual or anticipated military or geopolitical conflicts. International operations also tend to be subject to a longer sales and collection cycle. In addition, regulatory limitations regarding the repatriation of earnings may adversely affect the transfer of cash earned from foreign operations. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. Additionally, international earnings may be subject to taxation by more than one jurisdiction, which may materially adversely affect our effective tax rate. Also, international expansion may be difficult, time consuming, and costly. These risks and their potential impacts may be exacerbated by the ongoing COVID-19 pandemic and Brexit, as defined below. See "-The COVID-19 pandemic is expected to negatively affect our business, operations and financial performance" and “-The vote by the United Kingdom to leave the EU could adversely affect us.” As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, our business, operating results and financial condition will suffer.
The vote by the United Kingdom to leave the European Union (EU) could adversely affect us
The June 2016 United Kingdom referendum on its membership in the EU resulted in a majority of United Kingdom voters voting to exit the EU (Brexit). While the United Kingdom left the European Union as of January 31, 2020, it has until December 31, 2020, to negotiate a new trade agreement addressing customs and trade matters. We have operations in the United Kingdom and the EU, and as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit, including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the United Kingdom. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Disruptions and uncertainty caused by Brexit may also cause our customers to closely monitor their costs and reduce their spending budget on our products and services. Continued uncertainty as to the terms of Brexit may result in heightened near term economic volatility. While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict its future implications. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the United Kingdom conducts (as well as the possibility of a "no deal" Brexit), and could adversely affect our business, operating results and financial condition.
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
Business disruptions, including those related to data security breaches, may adversely affect our operations
Our business and operations are highly automated, and a disruption or failure of our systems may delay our ability to complete sales and to provide services. Business disruptions can be caused by several factors, including natural disasters, terrorist attacks, power loss, telecommunications and system failures, computer viruses, physical attacks and cyber-attacks. A major disaster or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, including our cloud services, could severely affect our ability to conduct normal business operations. We operate data centers in various locations around the world and although we have redundancy capability built into our disaster recovery plan, we cannot ensure that our systems and data centers will remain fully operational during and immediately after a disaster or disruption. We also rely on third parties that provide critical services in our operations and despite our diligence around their disaster recovery processes, we cannot provide assurances as to whether these third party service providers can maintain operations during a disaster or disruption. Global climate change may furthermore aggravate natural disasters that effect our business operations, thereby compelling us to build additional resiliency in order to mitigate impact. Any business disruption could negatively affect our business, operating results or financial condition.
In particular, in connection with COVID-19, there has been a spike in cybersecurity attacks as shelter in place orders and work from home measures have led businesses to increase reliance on virtual environments and communications systems, which have been subjected to increasing third-party vulnerabilities and security risks. Malicious hackers may attempt to gain access to our network or data centers; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems and services or those of our customers or others. Although we monitor our networks and continue to enhance our security protections, hackers are increasingly more sophisticated and aggressive, and our efforts may be inadequate to prevent all incidents of data breach or theft.
In addition, if data security is compromised, this could materially and adversely affect our operating results given that we have customers that use our systems to store and exchange large volumes of proprietary and confidential information and the security and reliability of our services are significant to these customers. We have experienced attempts by third parties to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers' or service providers' cloud offerings and other products and systems. If our products or systems, or the products or systems of third-party service providers on whom we rely, are attacked or accessed by unauthorized parties, it could lead to major disruption or denial of service and access to or loss, modification or theft of our and our customers' data which may involve us having to spend material resources on correcting the breach and indemnifying the relevant parties and/or on litigation, regulatory investigations, regulatory proceedings, increased insurance premiums, lost revenues, penalties, fines and/or other potential liabilities, which could have adverse effects on our reputation, business, operating results and financial condition. Our efforts to protect against cyber-attacks and data breaches may not be sufficient to prevent such incidents.
Unauthorized disclosures and breaches of data security may adversely affect our operations
Most of the jurisdictions in which we operate have laws and regulations relating to data privacy, security and protection of information. We have certain measures to protect our information systems against unauthorized access and disclosure of personal information and of our confidential information and confidential information belonging to our customers. We have policies and procedures in place dealing with data security and records retention. However, there is no assurance that the security measures we have put in place will be effective in every case. Breaches in security could result in a negative impact for us and for our customers, adversely affecting our and our customers' businesses, assets, revenues, brands and reputations and resulting in penalties, fines, litigation, regulatory proceedings, regulatory investigations, increase insurance premiums, remediation efforts, indemnification expenditures, lost revenues and/or other potential liabilities, in each case depending on the nature of the information disclosed. Security breaches could also affect our relations with our customers, injure our reputation and harm our ability to keep existing customers and to attract new customers. Some jurisdictions, including all U.S. states and the European Union, have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, and in some cases our agreements with certain customers require us to notify them in the event of a data security incident. Such mandatory disclosures could lead to negative publicity and may cause our current and prospective customers to lose confidence in the effectiveness of our data security measures. These circumstances could also result in adverse impact on the market price of our Common Shares. These risks to our business may increase as we expand the number of web-based and cloud-based products and services we offer and as we increase the number of countries in which we operate.
Our revenues and operating results are likely to fluctuate, which could materially impact the market price of our Common Shares
We experience significant fluctuations in revenues and operating results caused by many factors, including:

•	Impact of the ongoing COVID-19 pandemic and actual or potential resurgences on our business and on general economic and business conditions;

•	Changes in the demand for our software products and services and for the products and services of our competitors;

•	The introduction or enhancement of software products and services by us and by our competitors;

•	Market acceptance of our software products, enhancements and/or services;

•	Delays in the introduction of software products, enhancements and/or services by us or by our competitors;

•	Customer order deferrals in anticipation of upgrades and new software products;

•	Changes in the lengths of sales cycles;

•	Changes in our pricing policies or those of our competitors;

•	Delays in software product implementation with customers;

•	Change in the mix of distribution channels through which our software products are licensed;

•	Change in the mix of software products and services sold;

•	Change in the mix of international and North American revenues;

•	Changes in foreign currency exchange rates, London Inter-Bank Offered Rate (LIBOR) and other applicable interest rates (including the anticipated replacement of LIBOR as a benchmark rate);

•	Acquisitions and the integration of acquired businesses;

•	Restructuring charges taken in connection with any completed acquisition or otherwise;

•	Outcome and impact of tax audits and other contingencies;

•	Investor perception of our Company;

•	Changes in earnings estimates by securities analysts and our ability to meet those estimates;

•	Changes in laws and regulations affecting our business, including data privacy and cybersecurity laws and regulations;

•	Changes in general economic and business conditions, including the impact of the COVID-19 pandemic; and

•	Changes in general political developments, such as the impact of Brexit, changes to international trade policies and policies taken to stimulate or to preserve national economies.
A general weakening of the global economy or a continued weakening of the economy in a particular region or economic or business uncertainty could result in the cancellation of or delay in customer purchases. A cancellation or deferral of even a small number of license sales or services or delays in the implementation of our software products could have a material adverse effect on our business, operating results and financial condition. As a result of the timing of software product and service introductions and the rapid evolution of our business as well as of the markets we serve, we cannot predict whether patterns or trends experienced in the past will continue. For these reasons, you should not rely upon period-to-period comparisons of our financial results to forecast future performance. Our revenues and operating results may vary significantly, and this possible variance could materially reduce the market price of our Common Shares.
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
Changes in the market price of our Common Shares and credit ratings of our outstanding debt securities could lead to losses for shareholders and debt holders
The market price of our Common Shares and credit ratings of our outstanding debt securities are subject to fluctuations. Such fluctuations in market price or credit ratings may continue in response to: (i) quarterly and annual variations in operating results; (ii) announcements of technological innovations or new products or services that are relevant to our industry; (iii) changes in financial estimates by securities analysts; (iv) changes to the ratings or outlook of our outstanding debt securities by rating agencies; (v) impacts of the COVID-19 pandemic and related economic conditions, or (vi) other events or factors. In addition, financial markets experience significant price and volume fluctuations that particularly affect the market prices of equity securities of many technology companies. These fluctuations have often resulted from the failure of such companies to meet market expectations in a particular quarter, and thus such fluctuations may or may not be related to the underlying operating performance of such companies. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our Common Shares or the credit ratings of our outstanding debt securities. Occasionally, periods of volatility in the market price of a company's securities may lead to the institution of securities class action litigation against a company. If we are subject to such volatility in our stock price, we may be the target of such securities litigation in the future. Such legal action could result in substantial costs to defend our interests and a diversion of management's attention and resources, each of which would have a material adverse effect on our business and operating results.
Our indebtedness could limit our operations and opportunities
Our debt service obligations could have an adverse effect on our earnings and cash flows for as long as the indebtedness is outstanding, which could reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes.

As of June 30, 2020, our credit facilities consisted of a $1.0 billion term loan facility (Term Loan B) and a $750 million committed revolving credit facility (the Revolver). Borrowings under Term Loan B and the Revolver, if any, are or will be secured by a first charge over substantially all of our assets.
Repayments made under Term Loan B are equal to 0.25% of the original principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. In March 2020, we drew down $600 million from the Revolver as a preemptive measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. The terms of Term Loan B and the Revolver include customary restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests. These restrictive covenants include certain limitations on our ability to make investments, loans and acquisitions, incur additional debt, incur liens and encumbrances, consolidate, amalgamate or merge with any other person, dispose of assets, make certain restricted payments, including a limit on dividends on equity securities or payments to redeem, repurchase or retire equity securities or other indebtedness, engage in transactions with affiliates, materially alter the business we conduct, and enter into certain restrictive agreements. Term Loan B and the Revolver includes a financial covenant relating to a maximum consolidated net leverage ratio, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions. Our failure to comply with any of the covenants that are included in Term Loan B and the Revolver could result in a default under the terms thereof, which could permit the lenders thereunder to declare all or part of any outstanding borrowings to be immediately due and payable.
As of June 30, 2020, we also have $850 million in aggregate principal amount of our 5.875% senior unsecured notes due 2026 (Senior Notes 2026), $900 million in aggregate principal amount of 3.875% Senior Notes due 2028 (Senior Notes 2028) and $900 million in aggregate principal amount of 4.125% Senior Notes due 2030 (Senior Notes 2030 and together with the Senior Notes 2028 and Senior Notes 2026, the Senior Notes) outstanding, respectively issued in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Our failure to comply with any of the covenants that are included in the indentures governing the Senior Notes could result in a default under the terms thereof, which could result in all or a portion of the Senior Notes to be immediately due and payable.
Our Term Loan B and Revolver have variable rates of interest, some of which use LIBOR as a benchmark. There is currently uncertainty regarding the continued use and reliability of LIBOR. As a result, any financial instruments or agreements using LIBOR as a benchmark interest rate may be adversely affected. This uncertainty about the future of LIBOR and the discontinuance of LIBOR may exacerbate the risk to us of increased interest rates, and our business, prospects, financial condition and results of operations could be materially adversely affected.
The risks discussed above would be increased to the extent that we engage in acquisitions that involve the incurrence of material additional debt, or the acquisition of businesses with material debt, and such incurrences or acquisitions could potentially negatively impact the ratings or outlook of the rating agencies on our outstanding debt securities and the market price of our common shares.
For more details see note 11 "Long-Term Debt" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
For more details of tax audits to which we are subject, see notes 14 "Guarantees and Contingencies" and 15 "Income Taxes" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
As previously disclosed and noted above, we strongly disagree with the IRS’ position and we are vigorously contesting the proposed adjustments to our taxable income, along with the proposed penalties and interest. We are pursuing various alternatives available to taxpayers to contest the proposed adjustments, including currently through IRS Appeals and potentially U.S. Federal court. Any such alternatives could involve a lengthy process and result in the incurrence of significant expenses. As of the date of this Annual Report on Form 10-K, we have not recorded any material accruals in respect of these examinations in our Consolidated Financial Statements. An adverse outcome of these tax examinations could have a material adverse effect on our financial position and results of operations.
For details of this and other tax audits to which we are subject, see notes 14 "Guarantees and Contingencies" and 15 "Income Taxes" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Our operating results could be adversely affected by any weakening of economic conditions
Our overall performance depends in part on worldwide economic conditions. Certain economies have experienced periods of downturn as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment, volatility in commodity prices and worldwide stock markets, excessive government debt and disruptions to global trade or tariffs. The severity and length of time that a downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery, are unknown and are beyond our control. Recently, COVID-19, Brexit and its impact on the United Kingdom and the EU, as well as any policy changes resulting from trade and tariff disputes, have raised additional concerns regarding economic uncertainties. Moreover, any instability in the global economy affects countries in different ways, at different times and with varying severity, which makes the impact to our business complex and unpredictable. During such downturns, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted or conditions could result in reductions in the licensing of our software products and the sale of cloud and other services, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivables, slower adoption of new technologies and increased price competition. In addition, deterioration of the global credit markets could adversely impact our ability to complete licensing transactions and services transactions, including maintenance and support renewals. Any of these events, as well as a general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending could delay or decrease our revenues and therefore have a material adverse effect on our business, operating results and financial condition. For more information regarding the impact of COVID-19 on our business and global economic conditions, see "-The outbreak of COVID-19 is expected to negatively affect our business, operations and financial performance" and "-The impact of the COVID-19 pandemic continues to create significant uncertainty in the global economy and for our business, operations, and financial performance".
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
In the U.S., various laws and regulations apply to the collection, processing, transfer, disposal, unauthorized disclosure and security of personal data. For example, data protection laws passed by all states within the U.S. require notification to users when there is a security breach for personal data. Additionally, the Federal Trade Commission (FTC) and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, transfer and security of data. The U.S. Congress and state legislatures, along with federal regulatory authorities have recently increased their attention to matters concerning personal data, and this may result in new legislation which could increase the cost of compliance. For example, the California Consumer Privacy Act of 2018 (CCPA) came into effect on January 1, 2020. The CCPA requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to access and have deleted their data and opt out of certain data sharing with third parties and provides a new private right of action for data breaches. Violations of the CCPA are enforced by the California Attorney General with sizeable civil penalties, particularly for violations that impact large numbers of consumers. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us or our clients.
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
Certain of our products may be perceived as, or determined by the courts to be, a violation of privacy rights and related laws. Any such perception or determination could adversely affect our revenues and results of operations
Because of the nature of certain of our products, including those relating to digital investigations, potential customers and purchasers of our products or the public in general may perceive that use of these products may result in violations of their individual privacy rights. In addition, certain courts or regulatory authorities could determine that the use of our software solutions or other products is a violation of privacy laws, particularly in jurisdictions outside of the United States. Any such determination or perception by potential customers, the general public, government entities or the judicial system could harm our reputation and adversely affect our revenues and results of operations.
Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against
Financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, material increases in LIBOR or other applicable interest rate benchmarks may increase the debt payment costs for our credit facilities such as our Term Loan B and the Revolver that have variable rates of interest, some of which used LIBOR as a benchmark. There is currently uncertainty regarding the continued use and reliability of LIBOR. As a result, any financial instruments or agreements using LIBOR as a benchmark interest rate may be adversely affected. Furthermore, we may need to amend our variable rate debt agreements to replace LIBOR with a new reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (SOFR). At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. This uncertainty about the future of LIBOR and the discontinuance of LIBOR or other reforms or the establishment of alternative reference rates may exacerbate the risk to us of increased interest rates, and our business, prospects, financial condition and results of operations could be materially and adversely affected. Credit contraction in financial markets may hurt our ability to access credit in the event that we identify an acquisition opportunity or require significant access to credit for other reasons. Similarly, volatility in the market price of our Common

Shares due to seemingly unrelated financial developments could hurt our ability to raise capital for the financing of acquisitions or other reasons. Potential price inflation caused by an excess of liquidity in countries where we conduct business may increase the cost we incur to provide our solutions and may reduce profit margins on agreements that govern the licensing of our software products and/or the sale of our services to customers over a multi-year period. A reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of our customer base such as the public sector. As a result, these customers may need to reduce their licensing of our software products or their purchases of our services, or we may experience greater difficulty in receiving payment for the licenses and services that these customers purchase from us. Any of these events, or any other events caused by turmoil in world financial markets, may have a material adverse effect on our business, operating results, and financial condition.
We may fail to realize all the anticipated benefits of the acquisition of Carbonite or those benefits may take longer to realize than expected
We may be required to devote significant management attention and resources to integrating the business practices and operations of OpenText and Carbonite. As we continue to integrate, we may experience disruptions to our business and, if implemented ineffectively, it could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the acquisition of Carbonite could cause an interruption of, or loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.
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
We may be unable to maintain or expand our base of SMB and professional consumer customers, which could adversely affect our anticipated future growth and operating results
With the acquisition of Carbonite, we have expanded our presence in the SMB market as well as the consumer market. Expanding in this market may require substantial resources and increased marketing efforts, different to what we are accustomed to. If we are unable to market and sell our solutions to the SMB market and consumers with competitive pricing and in a cost-effective manner, it may harm our ability to grow our revenues and adversely affect our results of operations. In addition, SMBs frequently have limited budgets and are more likely to be significantly affected by economic downturns, such as those caused by the ongoing COVID-19 pandemic, than larger, more established companies. As such, SMBs may choose to spend funds on items other than our solutions, particularly during difficult economic times, which may hurt our projected revenues, business financial condition and results of operations.
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel, totaling approximately 0.3 million square feet of owned facilities and approximately 2.8 million square feet of leased facilities. During the fourth quarter of Fiscal 2020, in response to the COVID-19 pandemic, we made a strategic decision to move towards a significant work from home model. Our intent, over time, is to make a significant reduction in the number of offices, anticipated to be over 50% of our global offices, impacting approximately 15% of our employees. Based upon our COVID-19 Restructuring Plan, we estimate that this transition can be executed within six to twelve months from implementation.
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
Leased Facilities
The following table sets forth the location and approximate square footage of our leased facilities:

Square Footage
Americas (1)	1,413,000
EMEA (2)	621,000
Asia Pacific (3)	776,000
Total	2,810,000

(1)	Americas consists of countries in North, Central and South America.
(2)	EMEA consists of countries in Europe, the Middle East and Africa.
(3)	Asia Pacific primarily consists of Japan, Australia, China, Korea, Philippines, Singapore and India.
Included in the total approximate square footage of leased facilities is approximately 2.2 million square feet of operational space and approximately 0.6 million square feet of vacated space which has either been sublet or is being actively marketed for sublease or disposition, of which 0.4 million square feet were vacated as part of the COVID-19 Restructuring Plan. For more information on our COVID-19 Restructuring Plan, see note 18 “Special Charges (Recoveries)” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Item 3.    Legal Proceedings
In the normal course of business, we are subject to various legal claims, as well as potential legal claims. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of these matters will not have a materially adverse effect on our consolidated results of operations or financial conditions.
For more information regarding litigation and the status of certain regulatory and tax proceedings, please refer to Part I, Item 1A "Risk Factors" and to note 14 “Guarantees and Contingencies” to our Consolidated Financial Statements, which are set forth in Part IV, under Item 15 of this Annual Report on Form 10-K.
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
On June 30, 2020, the closing price of our Common Shares on the NASDAQ was $42.48 per share, and on the TSX was Canadian $57.65 per share.
As at June 30, 2020, we had 348 shareholders of record holding our Common Shares of which 298 were U.S. shareholders.
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
Stock Purchases
No shares were repurchased during the three months ended June 30, 2020.
Stock Performance Graph and Cumulative Total Return
The following graph compares for each of the five fiscal years ended June 30, 2020, the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:

•	an index of companies in the software application industry (S&P North American Technology-Software Index);

•	the NASDAQ Composite Index; and

•	the S&P/TSX Composite Index.
The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2015, as compared with the cumulative return on a $100 investment in the S&P North American Technology-Software Index, the NASDAQ Composite Index and the S&P/TSX Composite Index (the Indices) made on the same day. Dividends declared on securities comprising the respective Indices and declared on our Common Shares are assumed to be reinvested. The performance of our Common Shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

The chart below provides information with respect to the value of $100 invested on June 30, 2015 in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

	June 30, 2015	June 30, 2016	June 30, 2017	June 30, 2018	June 30, 2019	June 30, 2020
Open Text Corporation	$100.00	$148.43	$160.63	$182.16	$216.85	$227.39
S&P North American Technology-Software Index	$100.00	$107.36	$140.36	$188.21	$227.04	$294.83
NASDAQ Composite	$100.00	$98.32	$126.14	$155.91	$168.04	$213.32
S&P/TSX Composite	$100.00	$95.98	$106.48	$116.17	$121.12	$113.93
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
Non-residents of Canada
Dividends paid or credited to non-residents of Canada are subject to a 25% withholding tax unless reduced by treaty. Under the Canada-United States Tax Convention (1980) (the Treaty), U.S. residents who are entitled to all the benefits of the Treaty are generally subject to a 15% withholding tax.
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
Passive Foreign Investment Company Rules
Special U.S. federal income tax rules apply to U.S. persons owning shares of a PFIC. The Company will be classified as a PFIC in a particular taxable year if either: (i) 75 percent or more of the Company’s gross income for the taxable year is passive income, or (ii) the average percentage of the value of the Company’s assets that produce or are held for the production of passive income is at least 50 percent. If the Company is treated as a PFIC for any year, U.S. holders may be subject to adverse tax consequences upon a sale, exchange, or other disposition of the Common Shares, or upon the receipt of certain “excess distributions” in respect of the Common Shares. Dividends paid by a PFIC are not qualified dividends eligible for taxation at preferential rates. Based on audited consolidated financial statements, we believe that the Company was not treated as a PFIC for U.S. federal income tax purposes with respect to its 2019 or 2020 taxable years. In addition, based on a review of the Company’s audited consolidated financial statements and its current expectations regarding the value and nature of its assets and the sources and nature of its income, the Company does not anticipate being treated as a PFIC for the 2021 taxable year.
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
The following table summarizes our selected consolidated financial data for the periods indicated. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income and balance sheet data for each of the five fiscal years indicated below has been derived from our audited Consolidated Financial Statements. Over the last five fiscal years we have acquired a number of companies including, but not limited to Carbonite, Liaison, Guidance, ECD Business, CCM Business and CEM Business. The results of these companies and all of our other acquired companies have been included herein and have contributed to the growth in our revenues, net income and net income per share and such acquisitions affect period-to-period comparability.

	Fiscal Year Ended June 30,
	2020	2019	2018	2017	2016
(In thousands, except per share data)
Statement of Income Data:
Revenues(1)	$3,109,736	$2,868,755	$2,815,241	$2,291,057	$1,824,228
Net income, attributable to OpenText(2)	$234,225	$285,501	$242,224	$1,025,659	$284,477
Net income per share, basic, attributable to OpenText(1)	$0.86	$1.06	$0.91	$4.04	$1.17
Net income per share, diluted, attributable to OpenText(1)	$0.86	$1.06	$0.91	$4.01	$1.17
Weighted average number of Common Shares outstanding, basic	270,847	268,784	266,085	253,879	242,926
Weighted average number of Common Shares outstanding, diluted	271,817	269,908	267,492	255,805	244,076
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
(2) Fiscal 2017 included a significant one-time tax benefit of $876.1 million recorded in the first quarter of Fiscal 2017.

	As of June 30,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Total Assets(1)	$10,234,822	$7,933,975	$7,765,029	$7,480,562	$5,154,144
Total Long-term liabilities(2)	$4,323,880	$3,034,588	$3,053,172	$2,820,200	$2,503,918
Cash dividends per Common Share	$0.6984	$0.6300	$0.5478	$0.4770	$0.4150
(1) Effective July 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016-02 “Leases (Topic 842)” (Topic 842) using the modified retrospective transition approach. In accordance with this adoption method, results for reporting periods as of July 1, 2019 are presented under the new standard, while prior period results continue to be reported under the previous standard.
(2) Excludes $600 million currently drawn on the Revolver, which we expect to repay within one year. Please see note 11 "Long-Term Debt" to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more details.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K , including this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the U.S. Securities Act of 1933, as amended (the Securities Act), and is subject to the safe harbors created by those sections. All statements other than statements of historical facts are statements that could be deemed forward-looking statements.
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, "might", "will" and other similar language, as they relate to Open Text Corporation (“OpenText” or the “Company”), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to: (i) statements about our focus in the fiscal year beginning July 1, 2020 and ending June 30, 2021 (Fiscal 2021) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and business planning process; (iv) statements relating to business trends; (v) statements relating to distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases and the timing thereof; (viii) the Company’s financial conditions, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) statements about acquisitions and their expected impact; and (xxiii) other matters.
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) actual and potential risks and uncertainties relating to the ultimate geographic spread of COVID-19, the severity of the disease and the duration of the COVID-19 pandemic and issues relating to its resurgence, including potential material adverse effects on our business, operations and financial performance; (ii) actions that may be taken by governmental authorities to contain the COVID-19 pandemic or to treat its impact on our business; (iii) the actual and potential negative impacts of COVID-19 on the global economy and financial markets; and (iv) the actual and potential risk and uncertainties relating to the implementation of our COVID-19 Restructuring Plan, including the possibility that the actual cash or non-cash cost of restructuring might exceed the estimated amounts; (v) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (vi) the potential for the incurrence of or assumption of debt in connection with acquisitions and the impact on the ratings or outlooks of rating agencies on our outstanding debt securities; (vii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (viii) the risks associated with bringing new products and services to market; (ix) fluctuations in currency exchange rates (including as a result of the impact of Brexit and any policy changes resulting from trade and tariff disputes); (x) delays in the purchasing decisions of the Company’s customers; (xi) competition the Company faces in its industry and/or marketplace; (xii) the final determination of litigation, tax audits (including tax examinations in the United States, Canada or elsewhere) and other legal proceedings; (xii) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, U.S. or international tax regimes; (xiv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xv) the continuous commitment of the Company’s customers; (xvi) demand for the Company’s products and services; (xvii) increase in exposure to international business risks (including as a result of the impact of Brexit and any policy changes resulting from the transition from the North American Free Trade Agreement to the United States-Mexico-Canada Agreement) as we continue to increase our international operations; (xviii) inability to raise capital at all or on not unfavorable terms in the future; (xix) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xx) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement including General Data Protection Regulation (GDPR) and Country by Country Reporting; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security breaches in connection with the Company's offerings and information technology systems generally; and (xiv) failure to attract and retain key personnel to develop and effectively manage the Company's business.
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
All dollar and percentage comparisons made herein refer to the year ended June 30, 2020 (Fiscal 2020) compared with the year ended June 30, 2019 (Fiscal 2019), unless otherwise noted. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2019 for a comparative discussion of our Fiscal 2019 financial results as compared to Fiscal 2018.
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.
EXECUTIVE OVERVIEW
OpenText is an Information Management company that provides software and services to maximize the strategic benefits of data and content for increased productivity, growth and competitive advantage. With a focus on Information Management technologies and services, we continue to innovate and provide customers with the capabilities they need to build resilient businesses and become tomorrow's disruptors.
We provide our customers with choice and flexibility in their path to digital transformation with solutions that can be run on-premise, cloud, hybrid, or as a managed service. We also accelerate and simplify our customers’ path to information modernization with intelligent tools and services for moving off paper, automating classification, and building clean data lakes for artificial intelligence (AI), analytics and automation.
We are fundamentally integrated into the parts of our customers' businesses that matter so they can securely manage the complexity of information flow end to end. Furthermore, with automation and AI, we connect, synthesize and deliver information where it is needed to drive new efficiencies, experiences and insights. We make information more valuable by connecting it to digital business processes, enriching it with capture and analytics, protecting and securing it throughout its entire lifecycle, and leveraging it to captivate customers. Our solutions also connect large digital supply chains in manufacturing, retail and financial services.
Our solutions enable organizations and consumers to secure their information so that they can collaborate with confidence, stay ahead of the regulatory technology curve, identify threats on any endpoint or across their networks, leverage eDiscovery and digital forensics to defensibly investigate and collect evidence, and ensure business continuity in the event of a security incident.
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. We are a multinational company and as of June 30, 2020, employed approximately 14,400 people worldwide.
Our ticker symbol on both the NASDAQ and the TSX is "OTEX".
Fiscal 2020 Summary:
During Fiscal 2020 we saw the following activity:

•	Total revenue was $3,109.7 million, up 8.4% compared to the prior fiscal year; up 9.7% after factoring in the impact of $37.1 million of foreign exchange rate changes.

•
Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $2,433.3 million, up 12.9% compared to the prior fiscal year; up 14.1% after factoring in the impact of $26.3 million of foreign exchange rate changes.

•	Cloud services and subscriptions revenue was $1,157.7 million, up 27.5% compared to the prior fiscal year; up 28.4% after factoring in the impact of $8.1 million of foreign exchange rate changes.

•	License revenue was $402.9 million, down 5.9% compared to the prior fiscal year; down 4.5% after factoring in the impact of $5.9 million of foreign exchange rate changes.

•	GAAP-based EPS, diluted, was $0.86 compared to $1.06 in the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $2.89 compared to $2.76 in the prior fiscal year.

•	GAAP-based gross margin was 67.7% compared to 67.6% in the prior fiscal year.

•	Non-GAAP-based gross margin was 74.5% compared to 74.1% in the prior fiscal year.

•	GAAP-based net income attributable to OpenText was $234.2 million compared to $285.5 million in the prior fiscal year.

•	Non-GAAP-based net income attributable to OpenText was $784.5 million compared to $744.7 million in the prior fiscal year.

•	Adjusted EBITDA was $1,148.1 million compared to $1,100.3 million in the prior fiscal year.

•	Operating cash flow was $954.5 million for the year ended June 30, 2020, up 8.9% from the prior fiscal year.

•
Cash and cash equivalents were $1,692.9 million as of June 30, 2020, compared to $941.0 million as of June 30, 2019. As of June 30, 2020, our cash and cash equivalents and the current portion of our long-term debt include a $600 million draw down on the Revolver, defined below, in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.

•	Issued $900 million in aggregate principal amount of 3.875% Senior Notes due 2028 and $900 million in aggregate principal amount of 4.125% Senior Notes due 2030.
See "Use of Non-GAAP Financial Measures" below for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
Acquisitions
Our competitive position in the marketplace requires us to maintain an evolving array of technologies, products, services and capabilities. As a result of the continually evolving marketplace in which we operate, we regularly evaluate acquisition opportunities within our market and at any time may be in various stages of discussions with respect to such opportunities.
Acquisition of XMedius
On March 9, 2020, we acquired all the equity interest in XMedius for $73.3 million in an all cash transaction. XMedius is a provider of secure information exchange and unified communication solutions. We believe the acquisition complements our Customer Experience Management (CEM) and Business Network (BN) platforms. The results of operations of XMedius have been consolidated with those of OpenText beginning March 9, 2020.
Acquisition of Carbonite
On December 24, 2019, we acquired all the equity interest in Carbonite, a leading provider of cloud-based subscription backup, disaster recovery and endpoint security to SMBs, consumers, and a wide variety of partners. Total consideration for Carbonite was $1.4 billion, paid in cash (inclusive of cash acquired). We believe the acquisition increases our position in the data protection and endpoint security space, further strengthens our cloud capabilities and opens a new route to connect with customers through Carbonite's marquee SMB and consumer channels and products. The results of operations of Carbonite have been consolidated with those of OpenText beginning December 24, 2019.
Acquisition of Dynamic Solutions Group Inc. (The Fax Guys)
On December 2, 2019, we acquired certain assets and certain liabilities of The Fax Guys, for $5.1 million, of which $1.0 million is currently held back and unpaid in accordance with the terms of the purchase agreement. The results of operations of The Fax Guys have been consolidated with those of OpenText beginning December 2, 2019.
We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base, provide greater scale to accelerate innovation, grow our earnings and provide superior shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business. Our acquisitions, particularly significant ones, can affect the period-to-period comparability of our results. See note 19 "Acquisitions" to our Consolidated Financial Statements for more details.

Outlook for Fiscal 2021
As an organization, we are committed to Total Growth, meaning we strive towards delivering value through organic initiatives, innovations and acquisitions, as well as financial performance. With an emphasis on increasing recurring revenues and expanding our margins, we believe our Total Growth strategy will ultimately drive overall cash flow generation, thus helping to fuel our disciplined capital allocation approach and further our ability to deepen our account coverage and identify and execute strategic acquisitions. With strategic acquisitions, we are better positioned to expand our product portfolio and improve our ability to innovate and grow organically, which helps us to meet our long-term growth targets. We believe this “Total Growth” strategy is a durable model that will create shareholder value over both the near and long-term.
We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our installed customer base, which includes Global 10,000 companies (G10K), SMBs and consumers. The G10K are the world's largest companies, typically those with greater than two billion in revenues, as well as the world's largest governments and organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. Over the last three fiscal years, we have invested a cumulative total of $1.0 billion in R&D or 11.5% of cumulative revenue for that three year period. We typically target to spend approximately 11% to 13% of revenues for R&D each fiscal year.
The cloud has become a business imperative. What used to be discussed as a potential option for managing budgets, is now a strategic direction that drives competitive positioning, product innovation, business agility, and cost management. We are committed to continue our investment in the OpenText Cloud, which is a purpose-built cloud environment for solutions spanning Information Management, Compliance, Cyber Resilience and B2B Integration. Supported by a global, scalable, and secure infrastructure, the OpenText Cloud includes a foundational platform of technology services, and packaged business applications for industry and business processes. The OpenText Cloud enables organizations to protect and manage information in public, private or hybrid deployments.
In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 has significantly impacted the global economy and has adversely impacted and is expected to further adversely impact our operational and financial performance. The extent of the adverse impact of the pandemic on the global economy and markets will continue to depend, in part, on the length and severity of the measures taken to limit the spread of the virus and, in part, on the size and effectiveness of the compensating measures taken by governments and on actual and potential resurgences. We are closely monitoring the potential effects and impact on our operations, businesses and financial performance, including liquidity and capital usage, though the extent is difficult to fully predict at this time due to the rapid evolution of this uncertain situation.
We are conducting business with substantial modifications to employee travel and work locations and also virtualization or cancellations of all sales and marketing events, which we expect to remain in place throughout Fiscal 2021, along with substantially modified interactions with customers and suppliers, among other modifications. In March 2020, we also drew down $600 million from the Revolver, defined below, as a preemptive measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. We will continue to actively monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including customer purchasing decisions, and may take further actions that alter our business operations as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers, and shareholders. It is uncertain and difficult to predict what the potential effects any such alterations or modifications may have on our business including the effects on our customers and prospects, or our financial results and our ability to successfully execute our business strategies and initiatives. As a precaution, we have temporarily and significantly reduced all hiring and discretionary spending, while taking note of some savings to be achieved through travel restrictions and the cancellation of certain events.
In addition, in order to further mitigate the operational impacts of COVID-19, our Compensation Committee and Board approved the following measures effective for the period May 15, 2020 through June 30, 2021, subject to review and modification as the situation warrants. Please also see "Special Fiscal 2020 Performance Bonus" in Part III, Item 11, elsewhere in this Annual Report on Form 10-K.

•
15% base salary reduction and forbearance of any annual variable cash compensation effective May 15, 2020 for the remainder of Fiscal 2020 and for all of Fiscal 2021, totaling an approximate 60% reduction in targeted cash compensation, for our CEO & CTO;

•	15% base salary reduction and 15% reduction in target annual variable cash compensation for our other Named Executive Officers and members of the executive leadership team (ELT);

•	10% base salary reduction and 10% reduction in target annual variable cash compensation, as applicable, for Vice-President- director-, and manager-level employees;

•	5% base salary reduction for all other employees subject to exception for certain of our employees, such as our employees in Asia who are earning less than the equivalent of $20,000 per year;

•	15% reduction in cash retainer compensation fees payable to the Board of Directors; and

•	Suspension of employer paid contributions to retirement benefits in the United States and Canada for the remainder of Fiscal 2020 and Fiscal 2021.
These cost reduction measures are in addition to other previously disclosed facilities and workforce related actions as part of our COVID-19 Restructuring Plan. Please see note 18 "Special Charges" to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
The ongoing and ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control. For more information, please see Part I, Item 1A "Risk Factors" included elsewhere within this Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time. Actual results may differ materially from those estimates. Note 2 "Accounting Policies and Recent Accounting Pronouncements" to the Consolidated Financial Statements contains a summary of the policies that involve assumptions, judgments and estimates and have the greatest impact on our Consolidated Financial Statements. The policies listed below are areas that may contain key components of our results of operations and are based on complex rules requiring us to make judgments and estimates and consequently, we consider these to be our critical accounting policies. Some of these accounting policies involve complex situations and require a higher degree of judgment, either in the application and interpretation of existing accounting literature or in the development of estimates that affect our financial statements. The critical accounting policies which we believe are the most important to aid in fully understanding and evaluating our reported financial results include the following:

(i)	Revenue recognition,

(ii)	Goodwill,

(iii)	Acquired intangibles, and

(iv)	Income taxes.
For a full discussion of all our accounting policies, please see note 2 "Accounting Policies and Recent Accounting Pronouncements" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to items such as special charges, restructurings, asset impairments and other non-recurring costs. As of June 30, 2020, we have recorded certain estimates resulting from the pandemic, particularly with respect to the COVID-19 Restructuring Plan and allowance for doubtful accounts, based on management's estimates and assumptions utilizing the most currently available information in our Consolidated Financial Statements. Such estimates may be subject to change particularly given the unprecedented nature of the COVID-19 pandemic. Please also see "Risk Factors" included within Part I, Item 1A of this Annual Report on Form 10-K.
Revenue recognition
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

License revenue
Our license revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses, all of which are deployed on the customer’s premise (on-premise).
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
Cloud services and subscriptions revenue
Cloud services and subscriptions revenue are from hosting arrangements where, in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced business-to-business (B2B) integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis. Our cloud arrangements can be broadly categorized as "platform as a service" (PaaS), "software as a service" (SaaS), cloud subscriptions and managed services.
PaaS/ SaaS/ Cloud Subscriptions (collectively referred to here as cloud-based solutions): We offer cloud-based solutions that provide customers the right to access our software through the internet. Our cloud-based solutions represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. These services are made available to the customer continuously throughout the contractual period. However, the extent to which the customer uses the services may vary at the customer’s discretion. The payment for cloud-based solutions may be received either at inception of the arrangement, or over the term of the arrangement.
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
In connection with cloud subscription and managed service contracts, we often agree to perform a variety of services before the customer goes live, such as, converting and migrating customer data, building interfaces and providing training. These services are considered an outsourced suite of professional services which can involve certain project-based activities. These services can be provided at the initiation of a contract, during the implementation or on an ongoing basis as part of the customer life cycle. These services can be charged separately on a fixed fee, a time and materials basis, or the costs associated may be recovered as part of the ongoing cloud subscription or managed services fee. These outsourced professional services are considered distinct from the ongoing hosting services and represent a separate performance obligation within our cloud subscription or managed services arrangements. The obligation to provide outsourced professional services is satisfied over time, with the customer simultaneously receiving and consuming the benefits as we satisfy our performance obligations. For outsourced professional services, we recognize revenue by measuring progress toward the satisfaction of our performance obligation. Progress for services that are contracted for a fixed price is generally measured based on hours incurred as a portion of total estimated hours. As a practical expedient, when we invoice a customer at an amount that corresponds directly with the value to the customer of our performance to date, we recognize revenue at that amount.
Customer support revenue
Customer support revenue is associated with perpetual, term license and on-premise subscription arrangements. As customer support is not critical to the customers' ability to derive benefit from their right to use our software, customer support is considered a distinct performance obligation when sold together in a bundled arrangement along with the software.
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
Professional service and other revenue
Our professional services, when offered along with software licenses, consist primarily of technical and training services. Technical services may include installation, customization, implementation or consulting services. Training services may include access to online modules or the delivery of a training package customized to the customer’s needs. At the customer’s discretion, we may offer one, all, or a mix of these services. Payment for professional services is generally a fixed fee or a fee based on time and materials. Professional services can be arranged in the same contract as the software license or in a separate contract.
As our professional services do not significantly change the functionality of the license and our customers can benefit from our professional services on their own or together with other readily available resources, we consider professional services distinct within the context of the contract.
Professional service revenue is recognized over time as long as: (i) the customer simultaneously receives and consumes the benefits as we perform them, (ii) our performance creates or enhances an asset the customer controls as we perform, and (iii) our performance does not create an asset with an alternative use and we have the enforceable right to payment.
If all the above criteria are met, we use an input-based measure of progress for recognizing professional service revenue. For example, we may consider total labor hours incurred compared to total expected labor hours. As a practical expedient, when we invoice a customer at an amount that corresponds directly with the value to the customer of our performance to date, we will recognize revenue at that amount.

Material rights
To the extent that we grant our customer an option to acquire additional products or services in one of our arrangements, we will account for the option as a distinct performance obligation in the contract only if the option provides a material right to the customer that the customer would not receive without entering into the contract. For example, if we give the customer an option to acquire additional goods or services in the future at a price that is significantly lower than the current price, this would be a material right as it allows the customer to, in effect, pay in advance for the option to purchase future products or services. If a material right exists in one of our contracts, then revenue allocated to the option is deferred and we would recognize that deferred revenue only when those future products or services are transferred or when the option expires.
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
Standalone selling price
The SSP reflects the price we would charge for a specific product or service if it were sold separately in similar circumstances and to similar customers. In most cases we are able to establish the SSP based on observable data. We typically establish a narrow SSP range for our products and services and assess this range on a periodic basis or when material changes in facts and circumstances warrant a review.
If the SSP is not directly observable, then we estimate the amount using either the expected cost plus a margin or residual approach. Estimating SSP requires judgment that could impact the amount and timing of revenue recognized. SSP is a formal process whereby management considers multiple factors including, but not limited to, geographic or region specific factors, competitive positioning, internal costs, profit objectives, and pricing practices.
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
We believe there are significant assumptions, judgments and estimates involved in the accounting for revenue recognition as discussed above and these assumptions, judgment and estimates could impact the timing of when revenue is recognized and could have a material impact on our Consolidated Financial Statements.

Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The carrying amount of goodwill is periodically reviewed for impairment (at a minimum annually) and whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable.
Our operations are analyzed by management and our chief operating decision maker (CODM) as being part of a single industry segment: the design, development, marketing and sales of Information Management software and solutions. Therefore, our goodwill impairment assessment is based on the allocation of goodwill to a single reporting unit.
We perform a qualitative assessment to test our reporting unit's goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is more likely than not (i.e. a likelihood of more than 50 percent) to be less than its carrying amount, the quantitative assessment of the impairment test is performed. In the quantitative assessment, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets of our reporting unit exceeds its fair value, then an impairment loss equal to the difference, but not exceeding the total carrying value of goodwill allocated to the reporting unit, would be recorded.
Our annual impairment analysis of goodwill was performed as of April 1, 2020. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2020 (no impairments were recorded for Fiscal 2019 and Fiscal 2018).
Acquired intangibles
In accordance with business combinations accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. Such valuations may require management to make significant estimates and assumptions, especially with respect to intangible assets. Acquired intangible assets typically consist of acquired technology and customer relationships.
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
Income taxes
We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (Topic 740).
We account for our uncertain tax provisions by using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including the resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not that the position will be sustained on audit. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company's best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We recognize both accrued interest and penalties related to liabilities for income taxes within the "Provision for (recovery of) income taxes" line of our Consolidated Statements of Income.
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
For additional details, please see note 15 "Income Taxes" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
Summary of Results of Operations

	Year Ended June 30,
(In thousands)	2020	Change increase (decrease)	2019	Change increase (decrease)	2018
Total Revenues by Product Type:
License	$402,851	$(25,241)	$428,092	$(9,420)	$437,512
Cloud services and subscriptions	1,157,686	249,874	907,812	78,844	828,968
Customer support	1,275,586	27,671	1,247,915	15,411	1,232,504
Professional service and other	273,613	(11,323)	284,936	(31,321)	316,257
Total revenues	3,109,736	240,981	2,868,755	53,514	2,815,241
Total Cost of Revenues	1,003,775	73,072	930,703	(20,296)	950,999
Total GAAP-based Gross Profit	2,105,961	167,909	1,938,052	73,810	1,864,242
Total GAAP-based Gross Margin %	67.7%		67.6%		66.2%
Total GAAP-based Operating Expenses	1,602,432	231,390	1,371,042	13,493	1,357,549
Total GAAP-based Income from Operations	$503,529	$(63,481)	$567,010	$60,317	$506,693

% Revenues by Product Type:
License	13.0%		14.9%		15.6%
Cloud services and subscriptions	37.2%		31.7%		29.4%
Customer support	41.0%		43.5%		43.8%
Professional service and other	8.8%		9.9%		11.2%

Total Cost of Revenues by Product Type:
License	$11,321	$(3,026)	$14,347	$654	$13,693
Cloud services and subscriptions	449,940	65,947	383,993	19,833	364,160
Customer support	123,894	(449)	124,343	(9,546)	133,889
Professional service and other	212,903	(11,732)	224,635	(28,754)	253,389
Amortization of acquired technology-based intangible assets	205,717	22,332	183,385	(2,483)	185,868
Total cost of revenues	$1,003,775	$73,072	$930,703	$(20,296)	$950,999

% GAAP-based Gross Margin by Product Type:
License	97.2%		96.6%		96.9%
Cloud services and subscriptions	61.1%		57.7%		56.1%
Customer support	90.3%		90.0%		89.1%
Professional service and other	22.2%		21.2%		19.9%

Total Revenues by Geography:(1)
Americas (2)	$1,903,650	$220,368	$1,683,282	$63,648	$1,619,634
EMEA (3)	942,281	21,859	920,422	2,655	917,767
Asia Pacific (4)	263,805	(1,246)	265,051	(12,789)	277,840
Total revenues	$3,109,736	$240,981	$2,868,755	$53,514	$2,815,241
% Revenues by Geography:
Americas (2)	61.2%		58.7%		57.5%
EMEA (3)	30.3%		32.1%		32.6%
Asia Pacific (4)	8.5%		9.2%		9.9%

	Year Ended June 30,
(In thousands)	2020	Change increase (decrease)	2019	Change increase (decrease)	2018

Other Metrics:
GAAP-based gross margin	67.7%		67.6%		66.2%
GAAP-based EPS, diluted	$0.86		$1.06		$0.91
Net income, attributable to OpenText	$234,225		$285,501		$242,224
Non-GAAP-based gross margin (5)	74.5%		74.1%		73.0%
Non-GAAP-based EPS, diluted (5)	$2.89		$2.76		$2.56
Adjusted EBITDA (5)	$1,148,080		$1,100,291		$1,020,351

(1)	Total revenues by geography are determined based on the location of our end customer.
(2)	Americas consists of countries in North, Central and South America.
(3)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(4)	Asia Pacific primarily consists of Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(5)	See "Use of Non-GAAP Financial Measures" (discussed later in this MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
Revenues, Cost of Revenues and Gross Margin by Product Type
1)    License:
Our license revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our license revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of license revenues consists primarily of royalties payable to third parties.

	Year Ended June 30,
(In thousands)	2020	Change increase (decrease)	2019	Change increase (decrease)	2018
License Revenues:
Americas	$199,646	$(16,225)	$215,871	$8,216	$207,655
EMEA	155,207	(8,415)	163,622	(7,009)	170,631
Asia Pacific	47,998	(601)	48,599	(10,627)	59,226
Total License Revenues	402,851	(25,241)	428,092	(9,420)	437,512
Cost of License Revenues	11,321	(3,026)	14,347	654	13,693
GAAP-based License Gross Profit	$391,530	$(22,215)	$413,745	$(10,074)	$423,819
GAAP-based License Gross Margin %	97.2%		96.6%		96.9%

% License Revenues by Geography:
Americas	49.6%		50.4%		47.5%
EMEA	38.5%		38.2%		39.0%
Asia Pacific	11.9%		11.4%		13.5%
License revenues decreased by $25.2 million or 5.9% during the year ended June 30, 2020 as compared to the prior fiscal year; down 4.5% after factoring in the impact of $5.9 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $16.2 million, a decrease in EMEA of $8.4 million, and a decrease in Asia Pacific of $0.6 million.
During Fiscal 2020, we closed 120 license deals greater than $0.5 million, of which 48 deals were greater than $1.0 million, contributing $137.8 million of license revenues. This was compared to 153 license deals greater than $0.5 million during Fiscal 2019, of which 49 deals were greater than $1.0 million, contributing $171.6 million of license revenues.
Cost of license revenues decreased by $3.0 million during the year ended June 30, 2020 as compared to the prior fiscal year, primarily as a result of lower third party technology costs. Overall, the gross margin percentage on license revenues remained stable at approximately 97%.

2)    Cloud Services and Subscriptions:
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced B2B integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as PaaS, SaaS, cloud subscriptions and managed services.
Cost of Cloud services and subscriptions revenues is comprised primarily of third party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs, and some third party royalty costs.

	Year Ended June 30,
(In thousands)	2020	Change increase (decrease)	2019	Change increase (decrease)	2018
Cloud Services and Subscriptions:
Americas	$839,443	$222,667	$616,776	$61,553	$555,223
EMEA	232,856	26,629	206,227	14,707	191,520
Asia Pacific	85,387	578	84,809	2,584	82,225
Total Cloud Services and Subscriptions Revenues	1,157,686	249,874	907,812	78,844	828,968
Cost of Cloud Services and Subscriptions Revenues	449,940	65,947	383,993	19,833	364,160
GAAP-based Cloud Services and Subscriptions Gross Profit	$707,746	$183,927	$523,819	$59,011	$464,808
GAAP-based Cloud Services and Subscriptions Gross Margin %	61.1%		57.7%		56.1%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	72.5%		67.9%		67.0%
EMEA	20.1%		22.7%		23.1%
Asia Pacific	7.4%		9.4%		9.9%
Cloud services and subscriptions revenues increased by $249.9 million or 27.5% during the year ended June 30, 2020 as compared to the prior fiscal year; up 28.4% after factoring in the impact of $8.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $222.7 million, an increase in EMEA of $26.6 million and an increase in Asia Pacific of $0.6 million.
There were 44 Cloud services deals greater than $1.0 million that closed during Fiscal 2020, compared to 46 deals during Fiscal 2019.
Cost of Cloud services and subscriptions revenues increased by $65.9 million during the year ended June 30, 2020 as compared to the prior fiscal year. This was due to an increase in labour-related costs of $54.2 million, primarily due to increased headcount from recent acquisitions, an increase in third party network usage fees of $9.9 million and an increase in other miscellaneous costs of $1.8 million.
Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 61% from 58%.
3)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the year ended June 30, 2020, our Customer support renewal rate was approximately 94%, compared with the Customer support renewal rate of approximately 91% for the year ended June 30, 2019.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Year Ended June 30,
(In thousands)	2020	Change increase (decrease)	2019	Change increase (decrease)	2018
Customer Support Revenues:
Americas	$734,578	$16,369	$718,209	$12,924	$705,285
EMEA	438,447	10,735	427,712	3,939	423,773
Asia Pacific	102,561	567	101,994	(1,452)	103,446
Total Customer Support Revenues	1,275,586	27,671	1,247,915	15,411	1,232,504
Cost of Customer Support Revenues	123,894	(449)	124,343	(9,546)	133,889
GAAP-based Customer Support Gross Profit	$1,151,692	$28,120	$1,123,572	$24,957	$1,098,615
GAAP-based Customer Support Gross Margin %	90.3%		90.0%		89.1%

% Customer Support Revenues by Geography:
Americas	57.6%		57.6%		57.2%
EMEA	34.4%		34.3%		34.4%
Asia Pacific	8.0%		8.1%		8.4%
Customer support revenues increased by $27.7 million or 2.2% during the year ended June 30, 2020 as compared to the prior fiscal year; up 3.7% after factoring in the impact of $18.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $16.4 million, an increase in EMEA of $10.7 million, and an increase in Asia Pacific of $0.6 million.
Cost of Customer support revenues decreased by $0.4 million during the year ended June 30, 2020 as compared to the prior fiscal year, due to a decrease in other miscellaneous expenses. Overall, the gross margin percentage on Customer support revenues remained stable at approximately 90%.
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

	Year Ended June 30,
(In thousands)	2020	Change increase (decrease)	2019	Change increase (decrease)	2018
Professional Service and Other Revenues:
Americas	$129,983	$(2,443)	$132,426	$(19,045)	$151,471
EMEA	115,771	(7,090)	122,861	(8,982)	131,843
Asia Pacific	27,859	(1,790)	29,649	(3,294)	32,943
Total Professional Service and Other Revenues	273,613	(11,323)	284,936	(31,321)	316,257
Cost of Professional Service and Other Revenues	212,903	(11,732)	224,635	(28,754)	253,389
GAAP-based Professional Service and Other Gross Profit	$60,710	$409	$60,301	$(2,567)	$62,868
GAAP-based Professional Service and Other Gross Margin %	22.2%		21.2%		19.9%

% Professional Service and Other Revenues by Geography:
Americas	47.5%		46.5%		47.9%
EMEA	42.3%		43.1%		41.7%
Asia Pacific	10.2%		10.4%		10.4%

Professional service and other revenues decreased by $11.3 million or 4.0% during the year ended June 30, 2020 as compared to the prior fiscal year; down 2.2% after factoring in the impact of $5.0 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in EMEA of $7.1 million, a decrease in Americas of $2.4 million and a decrease in Asia Pacific of $1.8 million.
Cost of Professional service and other revenues decreased by $11.7 million during the year ended June 30, 2020 as compared to the prior fiscal year. This was primarily due to a decrease in labour-related costs of $11.7 million, relating to a reduction in the use of external labour and in travel related expenses.
Overall, the gross margin percentage on Professional service and other revenues increased to 22% from 21%.
Amortization of Acquired Technology-based Intangible Assets

	Year Ended June 30,
(In thousands)	2020	Change increase (decrease)	2019	Change increase (decrease)	2018
Amortization of acquired technology-based intangible assets	$205,717	$22,332	$183,385	$(2,483)	$185,868
Amortization of acquired technology-based intangible assets increased during the year ended June 30, 2020 by $22.3 million as compared to the prior fiscal year due to an increase of $59.6 million relating to amortization of newly acquired technology-based intangible assets from recent acquisitions, partially offset by a reduction of $37.3 million relating to intangible assets from certain previous acquisitions becoming fully amortized.
Operating Expenses

	Year Ended June 30,
(In thousands)	2020	Change increase (decrease)	2019	Change increase (decrease)	2018
Research and development	$370,411	$48,575	$321,836	$(1,073)	$322,909
Sales and marketing	585,044	67,009	518,035	(11,106)	529,141
General and administrative	237,532	29,623	207,909	2,682	205,227
Depreciation	89,458	(8,258)	97,716	10,773	86,943
Amortization of acquired customer-based intangible assets	219,559	29,732	189,827	5,709	184,118
Special charges (recoveries)	100,428	64,709	35,719	6,508	29,211
Total operating expenses	$1,602,432	$231,390	$1,371,042	$13,493	$1,357,549

% of Total Revenues:
Research and development	11.9%		11.2%		11.5%
Sales and marketing	18.8%		18.1%		18.8%
General and administrative	7.6%		7.2%		7.3%
Depreciation	2.9%		3.4%		3.1%
Amortization of acquired customer-based intangible assets	7.1%		6.6%		6.5%
Special charges (recoveries)	3.2%		1.2%		1.0%
Research and development expenses consist primarily of payroll and payroll-related benefits expenses, contracted research and development expenses, and facility costs. Research and development assists with organic growth and improves product stability and functionality, and accordingly, we dedicate extensive efforts to update and upgrade our product offerings. The primary drivers are typically budgeted software upgrades and software development.

	Change between Fiscal increase (decrease)
(In thousands)	2020 and 2019	2019 and 2018
Payroll and payroll-related benefits	$37,612	$12,629
Contract labour and consulting	2,305	(6,791)
Share-based compensation	35	(385)
Travel and communication	72	(588)
Facilities	8,684	(4,775)
Other miscellaneous	(133)	(1,163)
Total change in research and development expenses	$48,575	$(1,073)
Research and development expenses increased by $48.6 million during the year ended June 30, 2020 as compared to the prior fiscal year, partially as a result of recent acquisitions. Payroll and payroll-related benefits increased $37.6 million, facility related expenses increased by $8.7 million and contract labour and consulting expense increased by $2.3 million. Overall, our research and development expenses, as a percentage of total revenues, increased to 12% from 11% in the prior fiscal year.
Our research and development labour resources increased by 405 employees, from 3,667 employees at June 30, 2019 to 4,072 employees at June 30, 2020.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Fiscal increase (decrease)
(In thousands)	2020 and 2019	2019 and 2018
Payroll and payroll-related benefits	$40,637	$(48)
Commissions	4,306	(6,588)
Contract labour and consulting	773	(871)
Share-based compensation	856	(752)
Travel and communication	(2,541)	(1,113)
Marketing expenses	15,926	(5,742)
Facilities	7,228	808
Bad debt expense	(2,000)	3,519
Other miscellaneous	1,824	(319)
Total change in sales and marketing expenses	$67,009	$(11,106)
Sales and marketing expenses increased by $67.0 million during the year ended June 30, 2020 as compared to the prior fiscal year. Payroll and payroll-related benefits increased by $40.6 million, marketing expenses increased by $15.9 million, and facility related expenses increased by $7.2 million, all primarily as result of recent acquisitions. Additionally, commission expense increased by $4.3 million and other miscellaneous expenses increased by $1.8 million. These were partially offset by a reduction in travel and communication of $2.5 million, which was primarily due to the travel limitations triggered by the COVID-19 pandemic, and a reduction in bad debt expense of $2.0 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 19% from 18% in the prior fiscal year.
Our sales and marketing labour resources increased by 406 employees, from 2,051 employees at June 30, 2019 to 2,457 employees at June 30, 2020.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Fiscal increase (decrease)
(In thousands)	2020 and 2019	2019 and 2018
Payroll and payroll-related benefits	$20,264	$4,089
Contract labour and consulting	232	(618)
Share-based compensation	1,766	768
Travel and communication	(480)	794
Facilities	4,127	(4,537)
Other miscellaneous	3,714	2,186
Total change in general and administrative expenses	$29,623	$2,682

General and administrative expenses increased by $29.6 million during the year ended June 30, 2020 as compared to the prior fiscal year. Payroll and payroll-related benefits increased by $20.3 million and facilities related costs increased by $4.1 million, primarily as a result of recent acquisitions. Additionally, share-based compensation increased by $1.8 million and other miscellaneous expenses increased by $3.7 million, primarily due to higher professional fees such as legal, audit and tax related expenses from our recent acquisitions. Overall, general and administrative expenses, as a percentage of total revenues, increased to 8% from 7% in the prior fiscal year.
Our general and administrative labour resources increased by 294 employees, from 1,620 employees at June 30, 2019 to 1,914 employees at June 30, 2020.
Depreciation expenses:

	Year Ended June 30,
(In thousands)	2020	Change increase (decrease)	2019	Change increase (decrease)	2018
Depreciation	$89,458	$(8,258)	$97,716	$10,773	$86,943
Depreciation expenses decreased during the year ended June 30, 2020 by $8.3 million, as compared to the prior fiscal year. Depreciation expenses, as a percentage of total revenue, remained at approximately 3% for each such period.
Amortization of acquired customer-based intangible assets:

	Year Ended June 30,
(In thousands)	2020	Change increase (decrease)	2019	Change increase (decrease)	2018
Amortization of acquired customer-based intangible assets	$219,559	$29,732	$189,827	$5,709	$184,118
Amortization of acquired customer-based intangible assets increased during the year ended June 30, 2020 by $29.7 million as compared to the prior fiscal year due to an increase of $63.9 million relating to amortization of newly acquired customer-based intangible assets from recent acquisitions, partially offset by a reduction of $34.2 million relating to intangible assets from certain previous acquisitions becoming fully amortized.
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

	Year Ended June 30,
(In thousands)	2020	Change increase (decrease)	2019	Change increase (decrease)	2018
Special charges (recoveries)	$100,428	$64,709	$35,719	$6,508	$29,211
Special charges increased by $64.7 million during the year ended June 30, 2020 as compared to the prior fiscal year. This was primarily due to (i) an increase of $52.6 million in restructuring activities, inclusive of $36.9 million from the accelerated amortization associated with the abandonment of certain right-of-use assets and $9.7 million from the disposal of fixed assets, (ii) an increase of $8.1 million in acquisition related costs, (iii) an increase of $1.5 million relating to the impact of certain pre-acquisition sales and use tax liabilities becoming statute barred during Fiscal 2019 and (iv) an increase of $2.5 million relating to other miscellaneous charges.
For more details on Special charges (recoveries), see note 18 "Special Charges (Recoveries)" to our Consolidated Financial Statements.

Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Year Ended June 30,
(In thousands)	2020	Change increase (decrease)	2019	Change increase (decrease)	2018
Foreign exchange gains (losses)	$(4,184)	$146	$(4,330)	$(9,175)	$4,845
OpenText share in net income (loss) of equity investees (note 9)	8,700	(4,968)	13,668	7,703	5,965
Income from long-term other receivable	—	—	—	(1,327)	1,327
Gain on shares held in Guidance (1)	—	—	—	(841)	841
Gain from contractual settlement (2)	—	—	—	(5,000)	5,000
Loss debt extinguishment (3)	(17,854)	(17,854)	—	—	—
Other miscellaneous income (expense)	1,392	574	818	823	(5)
Total other income (expense), net	$(11,946)	$(22,102)	$10,156	$(7,817)	$17,973
(1)Represents the release to income from other comprehensive income relating to the mark to market on shares we held in Guidance prior to our acquisition in the first fiscal quarter of Fiscal 2018.
(2) Represents a gain recognized in connection with the settlement of a certain breach of contractual arrangement in the second quarter of Fiscal 2018.
(3) On March 5, 2020 we redeemed Senior Notes 2023 (defined below) in full, which resulted in a loss on extinguishment of debt of $17.9 million. Of this, $6.7 million is related to unamortized debt issuance costs and the remaining $11.2 million is related to the early termination call premium. See note 11 "Long-Term Debt" to our Consolidated Financial Statements.

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Year Ended June 30,
(In thousands)	2020	Change increase (decrease)	2019	Change increase (decrease)	2018
Interest expense related to total outstanding debt (1)	$149,204	$11,717	$137,487	$5,106	$132,381
Interest income	(11,768)	(3,754)	(8,014)	(6,342)	(1,672)
Other miscellaneous expense	8,942	1,823	7,119	(712)	7,831
Total interest and other related expense, net	$146,378	$9,786	$136,592	$(1,948)	$138,540
(1) For more details see note 11 "Long-Term Debt" to our Consolidated Financial Statements.
Provision for (Recovery of) Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Year Ended June 30,
(In thousands)	2020	Change increase (decrease)	2019	Change increase (decrease)	2018
Provision for (recovery of) income taxes	$110,837	$(44,100)	$154,937	$11,111	$143,826
The effective tax rate decreased to a provision of 32.1% for the year ended June 30, 2020, compared to a provision of 35.2% for the year ended June 30, 2019. The decrease in tax expense of $44.1 million was primarily due to (i) a decrease of $23.7 million relating to lower net income including the impact of foreign rates, (ii) a decrease of $51.3 million for changes in unrecognized tax benefits, (iii) a decrease of $7.0 million from tax rate differential in tax years applicable to United States loss carryforwards that became eligible for carryback under the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted in the third quarter of Fiscal 2020, and (iv) a decrease of $16.0 million related to tax costs of internal reorganizations that did not recur in Fiscal 2020. These were partially offset by (i) an increase of $25.2 million related to the US Base Erosion Anti-avoidance Tax (US BEAT), (ii) an increase in accruals for repatriations from foreign subsidiaries of $17.3 million, (iii) an increase in the effect of withholding taxes of $5.9 million, and (iv) an increase in the change in the valuation allowance of $4.8 million. The remainder of the difference was due to normal course movements and non-material items.
For information with regards to certain potential tax contingencies, see note 14 "Guarantees and Contingencies" to our Consolidated Financial Statements. Please also see Part I, Item 1A "Risk Factors" elsewhere in this Annual Report on Form 10-K.

Use of Non-GAAP Financial Measures
In addition to reporting financial results in accordance with U.S. GAAP, the Company provides certain financial measures that are not in accordance with U.S. GAAP (Non-GAAP). These Non-GAAP financial measures have certain limitations in that they do not have a standardized meaning and thus the Company's definition may be different from similar Non-GAAP financial measures used by other companies and/or analysts and may differ from period to period. Thus, it may be more difficult to compare the Company's financial performance to that of other companies. However, the Company's management compensates for these limitations by providing the relevant disclosure of the items excluded in the calculation of these Non-GAAP financial measures both in its reconciliation to the U.S. GAAP financial measures and its Consolidated Financial Statements, all of which should be considered when evaluating the Company's results.
The Company uses these Non-GAAP financial measures to supplement the information provided in its Consolidated Financial Statements, which are presented in accordance with U.S. GAAP. The presentation of Non-GAAP financial measures is not meant to be a substitute for financial measures presented in accordance with U.S. GAAP, but rather should be evaluated in conjunction with and as a supplement to such U.S. GAAP measures. OpenText strongly encourages investors to review its financial information in its entirety and not to rely on a single financial measure. The Company therefore believes that despite these limitations, it is appropriate to supplement the disclosure of the U.S. GAAP measures with certain Non-GAAP measures defined below.
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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2020
(in thousands except for per share data)

	Year Ended June 30, 2020
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$449,940		$(1,642)	(1)	$448,298
Customer support	123,894		(1,207)	(1)	122,687
Professional service and other	212,903		(1,294)	(1)	211,609
Amortization of acquired technology-based intangible assets	205,717		(205,717)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	2,105,961	67.7%	209,860	(3)	2,315,821	74.5%
Operating expenses
Research and development	370,411		(5,309)	(1)	365,102
Sales and marketing	585,044		(9,335)	(1)	575,709
General and administrative	237,532		(10,745)	(1)	226,787
Amortization of acquired customer-based intangible assets	219,559		(219,559)	(2)	—
Special charges (recoveries)	100,428		(100,428)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	503,529		555,236	(5)	1,058,765
Other income (expense), net	(11,946)		11,946	(6)	—
Provision for (recovery of) income taxes	110,837		16,897	(7)	127,734
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	234,225		550,285	(8)	784,510
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	0.86		2.03	(8)	2.89

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include certain charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 18 "Special Charges (Recoveries)" to our Consolidated Financial Statements for more details.

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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2020
		Per share diluted
GAAP-based net income, attributable to OpenText	$234,225	$0.86
Add:
Amortization	425,276	1.56
Share-based compensation	29,532	0.11
Special charges (recoveries)	100,428	0.37
Other (income) expense, net	11,946	0.04
GAAP-based provision for (recovery of) income taxes	110,837	0.41
Non-GAAP-based provision for income taxes	(127,734)	(0.46)
Non-GAAP-based net income, attributable to OpenText	$784,510	$2.89
Reconciliation of Adjusted EBITDA

Year Ended June 30, 2020
GAAP-based net income, attributable to OpenText	$234,225
Add:
Provision for (recovery of) income taxes	110,837
Interest and other related expense, net	146,378
Amortization of acquired technology-based intangible assets	205,717
Amortization of acquired customer-based intangible assets	219,559
Depreciation	89,458
Share-based compensation	29,532
Special charges (recoveries)	100,428
Other (income) expense, net	11,946
Adjusted EBITDA	$1,148,080

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
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include certain charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 18 "Special Charges (Recoveries)" to our Consolidated Financial Statements for more details.

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
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include certain charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 18 "Special Charges (Recoveries)" to our Consolidated Financial Statements for more details.

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

(7)
Adjustment relates to differences between the GAAP-based tax recovery rate of approximately 37% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2018
		Per share diluted
GAAP-based net income, attributable to OpenText	$242,224	$0.91
Add:
Amortization	369,986	1.38
Share-based compensation	27,594	0.10
Special charges (recoveries)	29,211	0.11
Other (income) expense, net	(17,973)	(0.07)
GAAP-based provision for (recovery of) income taxes	143,826	0.54
Non-GAAP-based provision for income taxes	(111,292)	(0.41)
Non-GAAP-based net income, attributable to OpenText	$683,576	$2.56

Reconciliation of Adjusted EBITDA

Year Ended June 30, 2018
GAAP-based net income, attributable to OpenText	$242,224
Add:
Provision for (recovery of) income taxes	143,826
Interest and other related expense, net	138,540
Amortization of acquired technology-based intangible assets	185,868
Amortization of acquired customer-based intangible assets	184,118
Depreciation	86,943
Share-based compensation	27,594
Special charges (recoveries)	29,211
Other (income) expense, net	(17,973)
Adjusted EBITDA	$1,020,351

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of June 30, 2020	Change increase (decrease)	As of June 30, 2019	Change increase (decrease)	As of June 30, 2018
Cash and cash equivalents	$1,692,850	$751,841	$941,009	$258,067	$682,942
Restricted cash (1)	4,413	1,879	2,534	1,485	1,049
Total cash, cash equivalents and restricted cash	$1,697,263	$753,720	$943,543	$259,552	$683,991

(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Consolidated Balance Sheets.

	Year Ended June 30,
(In thousands)	2020	Change	2019	Change	2018
Cash provided by operating activities	$954,536	$78,258	$876,278	$168,197	$708,081
Cash used in investing activities	$(1,469,417)	$(1,004,891)	$(464,526)	$(20,085)	$(444,441)
Cash (used in) provided by financing activities	$1,268,779	$1,417,153	$(148,374)	$(124,701)	$(23,673)
Cash and cash equivalents
Cash and cash equivalents primarily consist of balances with banks as well as deposits with original maturities of 90 days or less.
We continue to anticipate that our cash and cash equivalents, as well as available credit facilities, will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, capital expenditures, dividends and operating needs for the next twelve months. Any further material or acquisition-related activities may require additional sources of financing and would be subject to the financial covenants established under our credit facilities. For more details, see "Long-term Debt and Credit Facilities" below. Proceeds from our $600 million draw down on the Revolver (defined below), (for which notice to the lenders was provided on March 5, 2020) have resulted in total cash and cash equivalents of $1.7 billion as of June 30, 2020.
As of June 30, 2020, we recognized a provision of $24.8 million (June 30, 2019—$17.4 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
During the fourth quarter of Fiscal 2020, we deferred approximately $41 million in payments, primarily as a result of the CARES Act that was enacted in the U.S. in the third quarter of Fiscal 2020 and other COVID-19 related tax relief programs in EMEA. These deferrals will become payable primarily in Fiscal 2021 with a portion becoming payable in Fiscal 2022.
Cash flows provided by operating activities
Cash flows from operating activities increased by $78.3 million due to an increase in net income before the impact of non-cash items of $60.7 million and an increase in changes from working capital of $17.6 million. The increase in operating cash flow from changes in working capital was primarily due to the net impact of the following increases:

(i)	$52.3 million relating to an increase in accounts payable and accrued liabilities;

(ii)	$27.1 million relating to deferred revenues;

(iii)	$9.0 million relating to accounts receivable; and

(iv)	$1.1 million relating to changes in other assets.
These increases in operating cash flows were partially offset by the following decreases:

(i)	$62.4 million relating to changes in income taxes payable, net of receivables,

(ii)	$6.1 million relating to a increase in prepaid expenses and other current assets,

(iii)	$2.7 million relating to an increase in contract assets, and

(iv)	$0.9 million relating to changes in net operating lease assets and liabilities.

During the fourth quarter of Fiscal 2020 our days sales outstanding (DSO) was 51 days, compared to a DSO of 56 days during the fourth quarter of Fiscal 2019. The per day impact of our DSO in the fourth quarter of Fiscal 2020 and Fiscal 2019 on our cash flows was $9.2 million and $8.3 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $1.0 billion, primarily due to an increase in consideration paid for acquisitions during Fiscal 2020, as compared to Fiscal 2019. During Fiscal 2020 we acquired Carbonite for $1.4 billion, inclusive of cash acquired, and XMedius for $73.3 million.
Cash flows provided by (used in) financing activities
Our cash flows from financing activities generally consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or repurchases of our Common Shares.
Cash flows provided by financing activities increased by $1.4 billion. This was primarily due to proceeds from the issuance of Senior Notes 2028 and Seniors Notes 2030 (both defined below) of $1.8 billion. A portion of these proceeds were used to redeem $800 million of our Senior Notes 2023 (defined below) and repay $750 million that was drawn on the Revolver in the second quarter of Fiscal 2020. Additionally, in February 2020, all Notes due 2022, inherited through our acquisition of Carbonite, were surrendered and converted at a rate of $1,068.7341 in cash for each $1,000 principal amount, for an aggregate repayment of $153.6 million, and in March 2020, we drew $600 million from the Revolver as a preemptive measure in light of current uncertainty in the global markets.
Cash Dividends
During the year ended June 30, 2020, we declared and paid cash dividends of $0.6984 per Common Share in the aggregated amount of $188.7 million (year ended June 30, 2019 and 2018—$0.6300 and $0.5478 per Common Share, respectively, in the aggregate amount of $168.9 million and $145.6 million, respectively).
Future declarations of dividends and the establishment of future record and payment dates are subject to final determination and discretion of the Board. See Item 5 "Dividend Policy" in this Annual Report on Form 10-K for more information.
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
Senior Notes 2026 are guaranteed on a senior unsecured basis by our existing and future wholly-owned subsidiaries that borrow or guarantee the obligations under our existing senior credit facilities. Senior Notes 2026 and the guarantees rank equally in right of payment with all of our and our guarantors’ existing and future senior unsubordinated debt and will rank senior in right of payment to all of our and our guarantors’ future subordinated debt. Senior Notes 2026 and the guarantees will be effectively subordinated to all of our and our guarantors’ existing and future secured debt, including the obligations under the senior credit facilities, to the extent of the value of the assets securing such secured debt.
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
On March 5, 2020, we redeemed Senior Notes 2023 in full at a price equal to 101.406% of the principal amount plus accrued and unpaid interest up to but excluding the redemption date. A portion of the net proceeds from the offerings of Senior Notes 2028 and Senior Notes 2030 was used to redeem Senior Notes 2023. Upon redemption, Senior Notes 2023 were cancelled and any obligation thereunder was extinguished. The resulting loss of $17.9 million has been recorded as a component of Other income (expense), net in our Consolidated Statements of Income. See note 23 "Other Income (Expense), Net" to our Consolidated Financial Statements.

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
In connection with our acquisition of Carbonite, and as required by the 2022 Notes Indenture, Carbonite and the 2022 Notes Trustee entered into a first supplemental indenture, dated as of December 24, 2019 (the 2022 Notes Supplemental Indenture). The 2022 Notes Supplemental Indenture provided that, at and after the effective time of our acquisition of Carbonite, the right to convert each $1,000 principal amount of the Notes due 2022 was changed into the right to convert such principal amount of the Notes due 2022 solely into cash in an amount equal to the Conversion Rate (as defined in the 2022 Notes Indenture) in effect on the Conversion Date (as defined in the 2022 Notes Indenture) multiplied by $23.00, which was the price per share we paid in connection with our acquisition of Carbonite.
As a result of our acquisition of Carbonite, the Conversion Rate for the Notes due 2022 was temporarily increased by 7.7633 per $1,000 principal amount of Notes due 2022 to yield a Conversion Rate of 46.4667 per $1,000 principal amount of Notes due 2022.  The increased Conversion Rate was in effect until the close of business on February 27, 2020.  As of February 27, 2020, all Notes due 2022 had been surrendered and converted at a rate of $1,068.7341 in cash for each $1,000 principal amount. As of such date, there are no remaining Notes due 2022 outstanding.
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
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the Eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of June 30, 2020, the outstanding balance on the Term Loan B bears an interest rate of 1.92%. For more information regarding the impact of LIBOR, see "-Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within Part I, Item 1A of this Annual Report on Form 10-K.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2020, our consolidated net leverage ratio was 2.0:1.
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of June 30, 2020, the outstanding balance on the Revolver bears an interest rate of 1.94%. For more information regarding the impact of LIBOR, see "-Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within Part I, Item 1A of this Annual Report on Form 10-K.
During the second quarter of Fiscal 2020, we drew down $750 million from the Revolver to partially fund the acquisition of Carbonite. In February 2020, we repaid $750 million drawn under the Revolver with a portion of the proceeds from the Senior Notes 2030 and Senior Notes 2028. In March 2020, we drew down $600 million from the Revolver as a preemptive measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. The proceeds from the $600 million draw down are presented within cash and cash equivalents and within the current portion of long-term debt in our Consolidated Balance Sheet as of June 30, 2020.
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2020, our consolidated net leverage ratio was 2.0:1.
As of June 30, 2020, we have $600 million outstanding balance on the Revolver (June 30, 2019—nil) and $150 million remains available to be drawn.
As of June 30, 2019, we had no outstanding balance on the Revolver. There was no activity during the year ended June 30, 2019.
For further details relating to our debt, please see note 11 "Long-Term Debt" to our Consolidated Financial Statements.
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
Pensions
As of June 30, 2020, our total unfunded pension plan obligations were $75.8 million, of which $2.7 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans, Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP), for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2021	$777	$943	$115
2022	839	971	403
2023	934	971	213
2024	1,037	978	282
2025	1,082	1,006	339
2026 to 2030	6,209	4,934	2,907
Total	$10,878	$9,803	$4,259
For a detailed discussion on pensions, see note 12 "Pension Plans and Other Post Retirement Benefits" to our Consolidated Financial Statements.

Commitments and Contractual Obligations
As of June 30, 2020, we have entered the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2020 - June 30, 2021	July 1, 2021 - June 30, 2023	July 1, 2023 - June 30, 2025	July 1, 2025 and beyond
Long-term debt obligations (1)	$4,668,943	$150,929	$301,274	$1,226,553	$2,990,187
Operating lease obligations (2)	308,609	71,577	105,177	59,198	72,657
Purchase obligations for contracts not accounted for as lease obligations	108,572	47,489	61,083	—	—
	$5,086,124	$269,995	$467,534	$1,285,751	$3,062,844
(1) Includes interest up to maturity and principal payments. Excludes $600 million currently drawn on the Revolver, which we expect to repay within one year. Please see note 11 "Long-Term Debt" to our Consolidated Financial Statements for more details.
(2) Represents the undiscounted future minimum lease payments under our operating leases liabilities and excludes sublease income expected to be received under our various sublease agreements with third parties. Please see note 6 "Leases" to our Consolidated Financial Statements for more details.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this Annual Report on Form 10-K, the aggregate of such accrued liabilities was not material to our consolidated financial position or results of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations. As more fully described below, we are unable at this time to estimate a possible loss or range of losses in respect of certain disclosed matters.

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
As previously disclosed and noted above, we strongly disagree with the IRS’ positions and we are vigorously contesting the proposed adjustments to our taxable income, along with the proposed penalties and interest. We are pursuing various alternatives available to taxpayers to contest the proposed adjustments, including currently through IRS Appeals and potentially U.S. Federal court. Any such alternatives could involve a lengthy process and result in the incurrence of significant expenses. As of the date of this Annual Report on Form 10-K, we have not recorded any material accruals in respect of these examinations in our Consolidated Financial Statements. An adverse outcome of these tax examinations could have a material adverse effect on our financial position and results of operations.
For additional information regarding the history of this IRS matter, please see note 14 "Guarantees and Contingencies" in our Annual Report on Form 10-K for Fiscal 2018.
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2020, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015 to be limited to penalties and interest that may be due of approximately $44 million.
The notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015 would, as drafted, increase our taxable income by approximately $90 million to $100 million for each of those years, as well as impose a 10% penalty on the proposed adjustment to income.
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015 (including any penalties) are without merit. We have filed notices of objection for Fiscal 2012, Fiscal 2013 and Fiscal 2014, and we will be filing a notice of objection for Fiscal 2015 shortly. We are currently seeking competent authority consideration under applicable international treaties in respect of these reassessments.

Even if we are unsuccessful in challenging the CRA's reassessments to increase our taxable income for Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015, or potential reassessments that may be proposed for subsequent years currently under audit, we have elective deductions available for those years (including carry-backs from later years) that would offset such increased amounts so that no additional cash tax would be payable, exclusive of any assessed penalties and interest, as described above.
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments. As of the date of this Annual Report on Form 10-K, we have not recorded any accruals in respect of these reassessments in our Consolidated Financial Statements. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability in respect of our international transactions, including the transfer pricing methodology applied to them. The CRA is currently auditing Fiscal 2016 and Fiscal 2017. We are engaged in ongoing discussions with the CRA and continue to vigorously contest the CRA's audit positions.
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
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the “Securities Actions”). On November 21, 2019, the court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. The motion was fully briefed in June 2020 and awaits the court's decision. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this action and are unable to reasonably estimate the amount or range of loss, if any, that could result from this proceeding.
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
As of June 30, 2020, we had an outstanding balance of $977.5 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of June 30, 2020, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.8 million, assuming that the loan balance as of June 30, 2020 is outstanding for the entire period (June 30, 2019—$9.9 million).
As of June 30, 2020, we had an outstanding balance of $600.0 million on the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of June 30, 2020, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on the Revolver by approximately $6.0 million, assuming that the full balance as of June 30, 2020 is outstanding for the entire period (June 30, 2019—nil).
For more information regarding the impact of LIBOR, see "-Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within Part I, Item 1A of this Annual Report on Form 10-K.
Foreign currency risk
Foreign currency transaction risk
We transact business in various foreign currencies. Our foreign currency exposures typically arise from intercompany fees, intercompany loans and other intercompany transactions that are expected to be cash settled in the near term and are transacted in non-functional currency. We expect that we will continue to realize gains or losses with respect to our foreign currency exposures. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates. Additionally, we have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada.
Based on the foreign exchange forward contracts outstanding as of June 30, 2020, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.6 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2019—$0.6 million).
Foreign currency translation risk
Our reporting currency is the U.S. dollar. Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. In particular, the amount of cash and cash equivalents that we report in U.S. dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income (AOCI) on our Consolidated Balance Sheets).
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of June 30, 2020 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at June 30, 2020	U.S. Dollar Equivalent at June 30, 2019
Euro	$229,579	$120,417
British Pound	64,865	33,703
Canadian Dollar	20,311	12,635
Swiss Franc	43,365	56,776
Other foreign currencies	93,292	105,273
Total cash and cash equivalents denominated in foreign currencies	451,412	328,804
U.S. dollar	1,241,438	612,205
Total cash and cash equivalents	$1,692,850	$941,009
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $45.1 million (June 30, 2019—$32.9 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".
Item 8.    Financial Statements and Supplementary Data
The response to this Item 8 is submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed our ICFR as of June 30, 2020, the end of our most recent fiscal year. In making our assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our management has excluded the ICFR of Carbonite, Inc. (Carbonite), which we acquired on December 24, 2019 as discussed in note 19 "Acquisitions" to the Consolidated Financial Statements included elsewhere in this Annual Report on

Form 10-K. Total revenues subject to Carbonite's ICFR represented 7.6% of our consolidated total revenues for the fiscal year ended June 30, 2020. Total assets subject to Carbonite's ICFR represented 17.2% of our consolidated total assets as of June 30, 2020 (of which $1.6 billion, or 15.6% of our consolidated total assets, represents goodwill and net intangible assets subject to our internal control over financial reporting as of June 30, 2020).
Based on the results of our evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our ICFR was effective as of June 30, 2020.
The results of our management’s assessment were reviewed with our Audit Committee and the conclusion that our ICFR was effective as of June 30, 2020 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.
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
(D) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As a result of COVID-19, our employees have shifted to a work from home model beginning in March 2020. While pre-existing controls were not specifically designed to operate in our current work from home environment, we believe that established internal controls over financial reporting continue to address all identified risk areas.

Item 9B.    Other Information

None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The following table sets forth certain information as to our directors and executive officers as of July 31, 2020.

Name	Age	Office and Position Currently Held With Company
Mark J. Barrenechea	55	Vice Chair, Chief Executive Officer and Chief Technology Officer, Director
Madhu Ranganathan	56	Executive Vice President, Chief Financial Officer
Savinay Berry	44	Senior Vice President, Cloud Service Delivery
Lou Blatt	58	Senior Vice President, Chief Marketing Officer
Gordon A. Davies	58	Executive Vice President, Chief Legal Officer and Corporate Development
Prentiss Donohue	50	Senior Vice President, Partners & Alliances
Paul Duggan	45	Senior Vice President, Revenue Operations
Simon Harrison	50	Executive Vice President, Worldwide Sales
David Jamieson	55	Senior Vice President, Chief Information Officer
Muhi Majzoub	60	Executive Vice President, Chief Product Officer
James McGourlay	51	Executive Vice President, Customer Operations
Douglas M. Parker	49	Senior Vice President, Corporate Development
Howard Rosen	56	Senior Vice President, Chief Accounting Officer
Craig Stilwell	49	Executive Vice President and General Manager SMB and Consumer
Brian Sweeney	56	Senior Vice President, Chief Human Resources Officer
P. Thomas Jenkins	60	Chairman of the Board
Randy Fowlie (2)(3)	60	Director
Major General David Fraser (3)	63	Director
Gail E. Hamilton (1)	70	Director
Stephen J. Sadler	69	Director
Harmit Singh (2)	57	Director
Michael Slaunwhite (1)(3)	59	Director
Katharine B. Stevenson (2)	58	Director
Carl Jürgen Tinggren (2)	62	Director
Deborah Weinstein (1)(3)	60	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Corporate Governance and Nominating Committee.
Mark J. Barrenechea
Mr. Barrenechea joined OpenText in January 2012 as the President and Chief Executive Officer. In January 2016, Mr. Barrenechea took on the role of Chief Technology Officer, while remaining the Company’s Chief Executive Officer. In September 2017, Mr. Barrenechea was appointed Vice Chair, in addition to remaining the Chief Executive Officer and Chief Technology Officer. Before joining OpenText, Mr. Barrenechea was President and Chief Executive Officer of Silicon Graphics International Corporation (SGI), where he also served as a member of the Board. During Mr. Barrenechea's tenure at SGI, he led strategy and execution, which included transformative acquisition of assets, as well as penetrating diverse new markets and geographic regions. Mr. Barrenechea also served as a director of SGI from 2006 to 2012. Prior to SGI, Mr. Barrenechea served as Executive Vice President and CTO for CA, Inc. (CA), (formerly Computer Associates International, Inc.) from 2003 to 2006 and was a member of the executive management team. Before going to CA, Mr. Barrenechea was the Senior Vice President of Applications Development at Oracle Corporation from 1997 to 2003, managing a multi-thousand person global team while serving as a member of the executive management team. From 1994 to 1997, Mr. Barrenechea served as Vice President of Development at Scopus, a software applications company. Prior to Scopus, Mr. Barrenechea was the Vice President of Development at Tesseract, where he was responsible for reshaping the company's line of CRM and human capital management software. Mr. Barrenechea serves as a member of the Board and Audit Committee of Dick's Sporting Goods and also serves as a board member of Avery Dennison Corporation. In the past five years, Mr. Barrenechea also served as a director of Hamilton Insurance Group. Mr. Barrenechea holds a Bachelor of Science degree in computer science from Saint Michael's College. He has been the recipient of many awards, including the 2011 Best Large Company CEO from the San Francisco Business Times and 2015 Results-Oriented CEO of the year by CEO World Awards. Mr. Barrenechea has authored several books including The Intelligent and Connected Enterprise, The Golden Age of Innovation, Digital Manufacturing, Digital Financial Services, On Digital, Digital: Disrupt or Die, eGovernment or Out of Government, Enterprise Information Management: The Next Generation of Enterprise Software. He has also written a number of whitepapers, such as The Resilient Organization: COVID-19 and New Ways to Work, The Cloud: Destination for Innovation and Security: Creating Trust in a Zero Trust World.
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
Lou Blatt
Mr. Blatt has served as OpenText's Senior Vice President and Chief Marketing Officer since April 2020. Prior to joining OpenText, Mr. Blatt served as the Senior Vice President, Strategy and Operations at Genesys from June 2015 to July 2019. While at Genesys, Mr. Blatt led strategic efforts, including the company’s transition to the cloud. From April 2011 to June 2015 Mr. Blatt served as Senior Vice President at Pega (PEGA) leading its transformation from a business process management company to a customer relationship management company. Mr. Blatt was also the Chief Product Officer at ACI Worldwide (ACIW) from March 2008 to March 2011 where he was responsible for defining and communicating the company's product vision, strategy and the development life cycle. Mr. Blatt holds a Ph.D. and MA from Boston University and graduated from the Advanced Management Program at Harvard Business School. Mr. Blatt currently serves as Advisory Board Member for Earth PBC, a software company focused on sustainability and fair labor practices in some of the most remote parts of the world.
Gordon A. Davies
Mr. Davies joined OpenText as Chief Legal Officer in September 2009. Mr. Davies also has responsibility for Corporate Development, the Office of the Chief Compliance Officer and the Corporate Secretary Group. Prior to joining OpenText, Mr. Davies was the Chief Legal Officer and Corporate Secretary of Nortel Networks Corporation. During his sixteen years at Nortel, Mr. Davies acted as Deputy General Counsel and Corporate Secretary during 2008, and as interim Chief Legal Officer and Corporate Secretary in 2005 and again in 2007. He led the Corporate Securities legal team as General Counsel-Corporate from 2003, with responsibility for providing legal support on all corporate and securities law matters, and spent five years in

Europe supporting all aspects of the Europe, Middle East and Africa (EMEA) business, ultimately as General Counsel, EMEA. Prior to joining Nortel, Mr. Davies practiced securities law at a major Toronto law firm. Mr. Davies holds an LL.B and an MBA from the University of Ottawa, and a B.A. from the University of British Columbia. He is a member of the Law Society of Upper Canada, the Canadian Bar Association, the Association of Canadian General Counsel and the Society of Corporate Secretaries and Governance Professionals.
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
Simon Harrison
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
David Jamieson
Mr. Jamieson joined OpenText as the Chief Information Officer in November 2014. He brings over 25 years of experience in leading Information Technology organizations through the ever-changing technology landscape. Prior to joining OpenText, Mr. Jamieson worked at Barrick Gold Corporation, where he served as Director of Information Technology for four years before being appointed as the Vice President of Information Management and Technology in 2005. Mr. Jamieson has held senior positions with companies such as Universal Studios Canada from 1999 to 2001, EDS/SHL Systemhouse from 1996 to 1999, and Canadian Pacific Railway from 1988 to 1996. Mr. Jamieson holds a Bachelor of Applied Science, Mechanical Engineering from the University of Toronto and received his Professional Engineer designation in 1990.
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
Douglas M. Parker
Mr. Parker has served as the Company's Senior Vice President, Corporate Development since October 2019. From January 2018 to October 2019, Mr. Parker served as President & Chief Executive Officer of Quarterhill Inc., focused on the acquisition, management and growth of companies in dedicated technology areas. Mr. Parker previously served as Senior Vice President, Corporate Development of OpenText from 2015 to 2017. Prior to this role, Mr. Parker held the position of Vice President, General Counsel & Assistant Secretary from 2009 to 2015, where he was responsible for a variety of corporate legal, litigation management, and governance activities. Mr. Parker also served as Executive Sponsor to OpenText Brazil operations in 2014. Prior to joining OpenText, Mr. Parker worked for Nortel Networks Corporation in a variety of senior legal roles, including Managing Attorney, where he was responsible for the company’s global M&A legal function from 2006 to 2009. Mr. Parker holds an Executive Masters of Business Administration from the Richard Ivey School of Business, The University of Western Ontario, a Bachelor of Laws degree from Queen’s University, and a Bachelor of Arts (Honors) degree from Trinity College, The University of Toronto.
Howard Rosen
Mr. Rosen joined OpenText as Senior Vice President and Chief Accounting Officer in April 2020. Prior to joining OpenText, Mr. Rosen served as Vice President, Global Controller and Principal Accounting Officer at Wesco Aircraft from September 2018 to March 2020. Mr. Rosen also served as Vice President and Corporate Controller at Safe-Guard Products International from June 2017 to September 2018, as Senior Vice President and Chief Accounting Officer at RioCan from 2011 to 2016, as Chief Accounting Officer, Global Controller at Husky Injection Moldings Systems from 2010 to 2011 and as Senior Vice President and Chief Accounting Officer at MDS Inc. from 2007 to 2010. Mr. Rosen is a CPA and holds a BSBA, Accounting from Georgetown University.
Craig Stilwell
Mr. Stilwell joined OpenText as the Executive Vice President and General Manager, SMB and Consumer in December 2019 through the acquisition of Carbonite. Prior to joining OpenText, Mr. Stilwell was the Chief Revenue Officer of Carbonite from July 2019 to December 2019, where he was responsible for leading the company’s go-to-market efforts, including global sales and marketing. From February 2000 to July 2019 Mr. Stilwell held various leadership roles at Citrix Systems, including Senior Vice President of Partner Sales, Vice President of US Commercial Sales and Regional COO of the Americas. Mr. Stilwell holds a BSBA with honors in Finance from the University of Florida and serves on the Board of Trustees for his local Leukemia and Lymphoma Society chapter.
Brian Sweeney
Mr. Sweeney joined OpenText as Chief Human Resources Officer in October 2018. He has over 25 years of experience as a Human Resource (HR) leader in high growth, global technology businesses, and professional services consulting. He has led organizational growth and transformation initiatives, including international expansion, M&A, global talent management, compensation and benefits, employee engagement, communication and cultural transformation. Prior to joining OpenText, Mr. Sweeney worked at Amgen Inc. from 2003 to 2018, where he served in various HR leadership roles, including Global VP of HR, Head of HR for Global R&D, and VP of International Human Resources. Prior to this, Mr. Sweeney worked at Dell, where he served as Director of Worldwide Compensation and Benefits from 1993 to 1997 and HR Director from 1997 to 2001. From 1989 to 1992, Mr. Sweeney was a Human Resources consultant at AON Hewitt Associates, working across multiple client industry sectors in the practice areas of employee benefits and executive compensation. Earlier in his professional career, Mr. Sweeney worked in corporate sales and sales management for Steelcase, Inc. Mr. Sweeney holds an MBA from the University of Michigan and a Bachelor’s degree in Sociology from Vanderbilt University.
P. Thomas Jenkins
Mr. Jenkins is Chair of the Board of OpenText. From 1994 to 2005, Mr. Jenkins was President, then Chief Executive Officer and then from 2005 to 2013, Chief Strategy Officer of OpenText. Mr. Jenkins has served as a Director of OpenText since 1994 and as its Chairman since 1998. In addition to his OpenText responsibilities, Mr. Jenkins is Chair of the World Wide Web Foundation, a Commissioner of the Tri-Lateral Commission. Mr. Jenkins has also served as a board member of Manulife Financial Corporation, Thomson Reuters Inc. and TransAlta Corporation. He was also past Chair of the Ontario Global 100 (OG100) and past Canadian Co-Chair of the Atlantik Bruecke. He was the tenth Chancellor of the University of Waterloo and was the Chair of the National Research Council of Canada (NRC). Mr. Jenkins received an M.B.A. from Schulich School of Business at York University, an M.A.Sc. from the University of Toronto and a B.Eng. & Mgt. from McMaster University. Mr.

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
Randy Fowlie
Mr. Fowlie has served as a director of OpenText since March 1998. From March 2011 to April 2017, Mr. Fowlie was the President and CEO of RDM Corporation, a leading provider of specialized hardware and software solutions in the electronic payment industry. Mr. Fowlie operated a consulting practice from July 2006 to December 2010. From January 2005 until July 2006, Mr. Fowlie held the position of Vice President and General Manager, Digital Media, of Harris Corporation, formerly Leitch Technology Corporation (Leitch), a company that was engaged in the design, development, and distribution of audio and video infrastructure to the professional video industry. Leitch was acquired in August 2005 by Harris Corporation. From June 1999 to January 2005, Mr. Fowlie held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation (Inscriber), a computer software company and from February 1998 to June 1999 Mr. Fowlie was the Chief Financial Officer of Inscriber. Inscriber was acquired by Leitch in January 2005. Prior to working at Inscriber Mr. Fowlie was a partner with KPMG LLP, Chartered Accountants, where he worked from 1984 to February 1998. Mr. Fowlie received a B.B.A. (Honours) from Wilfrid Laurier University and is a Chartered Professional Accountant. Currently, Mr. Fowlie is also a director of Dye & Durham Corporation, which became a public company in July 2020, as well as InvestorCom Inc. and Sapphire Digital Health Solutions Inc., both privately held companies. In the last five years, Mr. Fowlie also served as a director of RDM Corporation.
Major General David Fraser
Major-General (Ret.) David Fraser has served as a director of OpenText since September 2018. Mr. Fraser is the President of Aegis Six Corporation of Toronto. Mr. Fraser was commissioned as an Infantry Officer following graduation from Carleton University with a Bachelor of Arts in 1980. He served in various command and staff positions in the Princess Patricia’s Canadian Light Infantry from platoon to Division throughout his 30 year career. Most notable, he commanded the NATO coalition in southern Afghanistan in 2006. He is a graduate of the Canadian Forces Command and Staff College in Toronto, holds a Master’s of Management and Policy and is a graduate of the United States Capstone Program (Executive School for generals). His honors and awards including the Commander of Military Merit, the Canadian Meritorious Service Cross, the Meritorious Service Medal, the United States Legion of Honor and Bronze Star (for service in Afghanistan), and awards from the Netherlands, Poland, and NATO. He is the recipient of the Vimy award for contributions to leadership and international affairs and the Atlantic Council Award for international leadership. Upon his departure from the military, Mr. Fraser joined the private sector and, along with his partners, created Blue Goose Pure Foods. Mr. Fraser joined INKAS® Armored Vehicle Manufacturing as their Chief Operating Officer in 2015 until 2017. In 2016, he founded Aegis Six Corporation, which aims at addressing the needs of capacity building abroad and for the private sector within Canada. Mr. Fraser currently works with the Bank of Montreal on their Canadian Defence Community Banking Program, serves as a director of Route1, Inc, Antoxa Corp. and the Canadian Forces College Foundation. He is a member of The Prince’s Charities Advisory Council as well as the Conference of Defence Association board. Mr. Fraser is also a mentor at the Ivey Business School and is the co-author of Operation Medusa, The Furious Battle that Saved Afghanistan from the Taliban.
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

Stephen J. Sadler
Mr. Sadler has served as a director of OpenText since September 1997. From April 2000 to present, Mr. Sadler has served as the Chairman and CEO of Enghouse Systems Limited, a publicly traded software company that provides enterprise software solutions focusing on remote work, contact centers, visual computing and communications for next generation software defined networks. Mr. Sadler was previously Chief Financial Officer, President and Chief Executive Officer of GEAC Computer Corporation Ltd. (GEAC). Prior to Mr. Sadler's involvement with GEAC, he held executive positions with Phillips Electronics Limited and Loblaws Companies Limited, and was Chairman of Helix Investments (Canada) Inc. Currently, Mr. Sadler is a director of Enghouse Systems Limited. Mr. Sadler has a Business and Security Valuation certificate from the Canadian Association of Business Valuators, holds a B.A. Sc. (Honours) in Industrial Engineering and an M.B.A. (Dean's List) from York University. He is also a Chartered Professional Accountant.
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
Michael Slaunwhite
Mr. Slaunwhite has served as a director of OpenText since March 1998. Mr. Slaunwhite also currently serves on the board of Vector Talent Holdings, L.P., the parent holding company of Saba Software, since 2017. Previously, Mr. Slaunwhite also served as Chairman of the board of Saba Software. Prior to his appointment at Vector Talent Holdings, Mr. Slaunwhite served as CEO and Chairman of Halogen Software Inc. from 2000 to August 2006, as President and Chairman from 1995 to 2000, and as a Director and Chairman from 1995 up to its acquisition by Vector Talent Holdings in 2017. From 1994 to 1995, Mr. Slaunwhite was an independent consultant to a number of companies, assisting them with strategic and financing plans. Mr. Slaunwhite was the Chief Financial Officer of Corel Corporation from 1988 to 1993. Mr. Slaunwhite holds a B.A. Commerce (Honours) from Carleton University.
Katharine B. Stevenson
Ms. Stevenson has served as a director of OpenText since December of 2008. She is a corporate director who has served on a variety of public and Not-for-Profit boards in Canada and the United States. Ms. Stevenson is director of the Canadian Imperial Bank of Commerce (CIBC) where she chairs its Corporate Governance Committee. Ms. Stevenson is also a director of CIBC Bancorp USA Inc. and CIBC USA, and serves on the board of Capital Power Corporation (Audit Committee Chair). CIBC and Capital Power Corporation are publicly listed companies. She also serves on the St. Michael's Hospital Foundation Board. She was formerly a senior finance executive of Nortel Networks Corporation from 1995 to 2007. Previously, she held a variety of positions in investment and corporate banking at JP Morgan Chase & Co. Ms. Stevenson holds a B.A. (Magna Cum Laude) from Harvard University. She is certified with the professional designation ICD.D. granted by the Institute of Corporate Directors (ICD). Ms. Stevenson was named one of the 2018 Top 100 Most Powerful Women in Canada. In the last five years, Ms. Stevenson also served as a director of Valeant Pharmaceuticals International Inc., currently Bausch Health Companies Inc and CAE Inc.

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
Deborah Weinstein
Ms. Weinstein has served as a director of OpenText since December 2009. Ms. Weinstein is a co-founder and partner of LaBarge Weinstein LLP, a business law firm based in Ottawa, Ontario, since 1997. Ms. Weinstein's legal practice specializes in corporate finance, securities law, mergers and acquisitions and business law representation of public and private companies, primarily in knowledge-based growth industries. Prior to founding LaBarge Weinstein LLP, Ms. Weinstein was a partner of the law firm Blake, Cassels & Graydon LLP, where she practiced from 1990 to 1997 in Ottawa, and in Toronto from 1985 to 1987. Ms. Weinstein also serves on a number of not-for-profit boards. Ms. Weinstein has been recognized by Martindale- Hubbell (U.S.) with the highest possible rating in both Legal Ability and Ethical Standards. As well LaBarge Weinstein has been recognized by Canadian Lawyer as one of the Top 10 Corporate Boutiques. Ms. Weinstein holds an LL.B. from Osgoode Hall Law School of York University.
Involvement in Certain Legal Proceedings
Ms. Stevenson served as a director of Valeant Pharmaceuticals International, Inc. (Valeant), currently Bausch Health Companies Inc., from 2010 until her voluntary resignation in March 2016. During her tenure, Valeant was, and continues to be, the subject of certain putative securities class action claims in Canada and the United States. These claims allege, among other things, misrepresentations by Valeant in certain of its public disclosure documents. The parties to these class action claims reached settlement agreements which, assuming approval by the respective courts, will resolve and discharge, based on the terms of the settlements, all such class claims against Valeant and the other defendants in the actions without any admissions of liability and with all allegations of wrongdoing denied.
Mr. Sadler was a director of Frontline Technologies Inc. (formerly Belzberg Technologies Inc.) from October 1997 to April 2012. Subsequent to Mr. Sadler's resignation, Frontline Technologies Inc. filed an assignment into bankruptcy under applicable bankruptcy and insolvency laws of Canada.
Mr. Stilwell served as the Chief Revenue Officer of Carbonite from July 2019 to December 2019. During his tenure, Carbonite was, and continues to be, the subject of certain putative securities class action claims in the United States. See note 14 “Guarantees and Contingencies - Carbonite Class Action Complaint” for more details.
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
In reference to the new disclosure requirements under the CBCA, the Company has not adopted a written policy that specifically relates to the identification and nomination of women, aboriginal peoples in Canada, persons with disabilities and members of visible minorities (the “Designated Groups”) for election as directors. As discussed above, the Board Diversity Policy of the Company includes consideration of broader categories of diversity beyond those of the Designated Groups but which encompass the Designated Groups and which the Board of Directors considers to be better aligned to achieve the range of perspectives, experience and expertise required by the Company. As of the date of this Annual Report on Form 10-K, for each of the four Designated Groups, the Company has not established a specific target number or percentage, nor a specific target date by which to achieve a specific target number or percentage of members of each Designated Groups on the Board, as we consider a multitude of factors, including skills, experience, expertise, character and the Company’s objective and challenges at the time in determining the best nominee at such time. As of the date of this Annual Report on Form 10-K, there are currently three women on the Board which represents approximately 27% of the current Board and of the director nominees, and 33% of the current independent Board members. One director self-identified to the Company as a person with disabilities.
The Company has not set term limits for independent directors because it values the cumulative experience and comprehensive knowledge of the Company that long serving directors possess. The Company does not have a director retirement policy. However the Corporate Governance and Nominating Committee considers the results of its director assessment process in determining the nominees to be put forward. In conducting director evaluations and nominations, the Corporate Governance and Nominating Committee considers the composition of the Board and whether there is a need to include nominees with different skills, experiences and perspectives on the Board. This flexible approach allows the Company to consider each director individually as well as the Board composition generally to determine if the appropriate balance is being achieved.
Diversity in Executive Officer Positions
The Company is committed to a diverse and inclusive workplace, including advancing women to executive officer positions. The Company has not adopted specific objectives or targets regarding Designated Groups at the executive officer level, as we consider a multitude of factors, including skills, experience, expertise, character and the Company’s objectives and challenges at the time in determining the best appointment at such time; however, the Company has adopted a formal written Global Employment Equity and Diversity Policy which expresses its commitment to fostering a diverse and inclusive workplace for all employees, regardless of culture, national origin, race, color, gender, gender identification, sexual orientation, family status, age, veteran status, disability, or religion, or other basis. The Company currently has one woman as a Named Executive Officer (20%) and as one of our executive officers part of the executive leadership team (ELT) (7%), while approximately 26% of existing positions on the senior leadership team (SLT), exclusive of our ELT, are held by women. In addition, two members of the ELT and SLT have self-identified to the Company as a visible minority. A principal objective of our Global Employment Equity and Diversity Policy is to support and monitor the identification, development and retention of diverse employees, including gender diversity at executive and leadership positions. We will continue to develop a sustainable culture of diversity and inclusion that provides all employees an opportunity to excel, and strive to present diverse slates of candidates for all our roles and mandate it for our senior leader positions.

Item 11.    Executive Compensation
COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed with our management the following Compensation Discussion and Analysis (CD&A). Based on this review and discussion, our Compensation Committee has recommended to the Board that the following CD&A be included in our Annual Report on Form 10-K for Fiscal 2020.
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
COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis of compensation arrangements of the following individuals for the fiscal year which ended on June 30, 2020 (Fiscal 2020), should be read together with the compensation tables and related disclosures set forth below: (i) our principal executive officer, (ii) our principal financial officer, and (iii) our three most highly compensated executive officers, other than our principal executive officer and principal financial officer (collectively, the Named Executive Officers). This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and projections regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the various planned programs summarized in this discussion.
Payments in Canadian dollars included herein, unless otherwise specified, are converted to U.S. dollars using an average annual exchange rate of 0.746217.
Overview of Compensation Program
Determining the compensation of our Named Executive Officers is the responsibility of the Compensation Committee of OpenText's board of directors (the Compensation Committee or the Committee), either alone or in certain circumstances, in consultation with the Board. The Compensation Committee ensures compensation decisions are in line with our goal to provide total compensation to our Named Executive Officers that (i) is fair, reasonable and consistent with our compensation philosophy to achieve our short-term and long-term business goals, and (ii) provides market competitive compensation. The Named Executive Officers who are the subject of this CD&A are:

•	Mark J. Barrenechea - Vice Chair, Chief Executive Officer and Chief Technology Officer (CEO)

•	Madhu Ranganathan - Executive Vice President and Chief Financial Officer (CFO)

•	Craig Stilwell - Executive Vice President & General Manager SMB and Consumer

•	Muhi Majzoub - Executive Vice President, Chief Product Officer

•	Gordon A. Davies - Executive Vice President, Chief Legal Officer and Corporate Development
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
During Fiscal 2020, the Committee’s work included the following:

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

•
COVID-19 Compensation Review - In order to mitigate the operational impacts of COVID-19, our Compensation Committee and Board approved the following compensation adjustments, relating to our Named Executive Officers and directors, effective for the period May 15, 2020 through June 30, 2021, subject to review and modification as the situation warrants:

•
15% base salary reduction and forbearance of any annual variable cash compensation effective May 15, 2020 for the remainder of Fiscal 2020 and for all of Fiscal 2021, totaling an approximate 60% reduction in targeted cash compensation, for our CEO & CTO;

•	15% base salary reduction and 15% reduction in target annual variable cash compensation for our other Named Executive Officers and members of the executive leadership team (ELT);

•	15% reduction in cash retainer compensation fees payable to the Board of Directors; and

•	Suspension of employer paid contributions to retirement benefits in the United States and Canada for the remainder of Fiscal 2020 and Fiscal 2021.
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
In Fiscal 2020, the Compensation Committee retained Hugessen Consulting Inc. (Hugessen), an independent consulting firm specializing in executive compensation consulting. During Fiscal 2020 representatives of Hugessen were consulted from time to time by members of the Compensation Committee. Hugessen reviewed relevant information and industry benchmarks and independently advised members of the Compensation Committee on matters relating to CEO and executive officer compensation. Hugessen did not provide any other services to the Company during Fiscal 2020, outside of its capacity as compensation consultants.
In Fiscal 2020, Compensation Committee also had various discussions with Frederic W. Cook & Co., Inc. (FW Cook), an independent consulting firm specializing in executive compensation consulting. During Fiscal 2020, the Chairman and members of the Compensation Committee held discussions from time to time with representatives of FW Cook in connection with compensation market practices in light of COVID-19, and potential impacts on Company's financial performance. FW Cook reviewed relevant information and industry benchmarks on matters relating to CEO and executive officer compensation, including compensation market practices adopted in light of COVID-19.
The Compensation Committee met five times during Fiscal 2020. Management assisted in the coordination and preparation of the meeting agenda and materials for each meeting. The agenda is reviewed and approved by the Chairman of the Compensation Committee. The meeting materials are generally posted and made available to the other Committee members and invitees, if any, for review approximately one week in advance of each meeting.
Compensation Philosophy and Objectives
We believe that compensation plays an important role in achieving short and long-term business objectives that ultimately drives business success in alignment with long-term shareholder value creation.

Our compensation philosophy is based on three fundamental principles:		The objectives of our compensation program are to:
●	Strong link to business strategy - Our short and long-term goals are reflected in our overall compensation program.	●	Attract and retain highly qualified executive officers who have a history of proven success.

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
●
Align the interests of executive officers with our shareholders' interests and with the execution of our business strategy by evaluating executive performance on the basis of key financial metrics which we believe closely correlate to long-term shareholder value.

	●	Motivate and reward our high caliber executive team through competitive pay practices and an appropriate mix of short and long-term incentives.
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
The Compensation Committee periodically reviews data related to compensation levels and programs of a peer group of comparable organizations. Our last peer group analysis was prepared for management by Radford, an AON Hewitt Company (Radford), in February 2019 using the criteria described in the table below, and was presented to and approved by the Compensation Committee at that time. Our peer group consists of 19 companies that include 18 US-based companies and one Israel-based company. In Fiscal 2020, seven new companies were added to our peer group and four were removed.

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

Akamai Technologies, Inc.
Amdocs Ltd.
Autodesk, Inc.
Avaya Inc.
Broadridge Financial Solutions, Inc.
Cadence Design Systems, Inc.
CDK Global LLC
Check Point Software Technologies Ltd.
Citrix Systems, Inc.
NetApp, Inc.
Nuance Communications, Inc.
Pitney Bowes Inc.
Palo Alto Networks, Inc.
Sabre Corporation
Symantec Corporation
SS&C Technologies, Inc.
Synopsys, Inc.
Teradata Corporation
Total System Services, Inc.

The following graph compares for each of the five fiscal years ended June 30, 2020, the yearly percentage change in the cumulative total shareholder return on our Common Shares with the average cumulative total return of the NASDAQ Composite Index, the S&P/TSX Composite Index (the Indices) and our peer group listed above. The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2015, as compared with the cumulative return on a $100 investment in the respective Indices and the average cumulative return on a $100 investment in our peer group made on the same day. Dividends declared on securities comprising the respective Indices and our peer group and declared on our Common Shares are assumed to be reinvested. The performance of our Common Shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates. Please also see “Stock Performance Graph and Cumulative Total Return” included elsewhere in this Annual Report on Form 10-K for more details.

Comparison of Cumulative Total Return
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
June 30, '15
June 30, '16
June 30, '17
June 30, '18
June 30, '19
June 30, '20
OpenText
Peer Group Avg
NASDAQ Composite
S&P/TSX Composite

Taking into account the benchmarking review performed in February 2019, further efforts were made to align our Named Executive Officers' compensation packages more closely with our stated compensation objectives. Accordingly, Messrs. Barrenechea, Davies and Ms. Ranganathan received an adjustment to their respective long-term incentive compensation during Fiscal 2020.
Effective May 15, 2020, as a result of the COVID-19 compensation adjustments discussed above, all of our Named Executive Officers', with the exception of Mr. Barrenechea accepted a 15% base salary reduction and a 15% reduction in target annual variable cash compensation. Mr. Barrenechea accepted a 15% base salary reduction and forbearance of any annual variable cash compensation for the remainder of Fiscal 2020 and for all of Fiscal 2021, totaling an approximate 60% reduction in targeted cash compensation. These reductions will remain in effect through June 30, 2021, subject to review and modification as the situation warrants. Please also see "Special Fiscal 2020 Performance Bonus" below.
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
We use a combination of fixed and variable compensation to motivate our executive officers to achieve our corporate goals. For Fiscal 2020, the basic components of our executive officer compensation program were:

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
The chart below provides the approximate percentage of target total compensation provided to each Named Executive Officer that was either fixed pay or “at risk” for Fiscal 2020:

	Before COVID-19 Compensation Adjustments			After COVID-19 Compensation Adjustments
Named Executive Officer	Fixed Pay Percentage (“Not At Risk”)	Short-Term Incentive Percentage (at 100% target) (“At Risk”)	Long-Term Incentive Percentage (at 100% target) (“At Risk”)	Fixed Pay Percentage (“Not At Risk”)	Short-Term Incentive Percentage (at 100% target) (“At Risk”)	Long-Term Incentive Percentage (at 100% target) (“At Risk”)
Mark J. Barrenechea	10%	15%	75%	10%	14%	76%
Madhu Ranganathan	24%	24%	52%	23%	24%	53%
Craig Stilwell	24%	25%	51%	24%	24%	52%
Muhi Majzoub	22%	22%	56%	21%	22%	57%
Gordon A. Davies	20%	21%	59%	20%	20%	60%
Fixed Pay
Fixed pay includes:

•	Base salary;

•	Perquisites; and

•	Other benefits.
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
Short-Term Incentives
In Fiscal 2020, all of our Named Executive Officers participated in our short-term incentive plan, which is designed to motivate achievement of our short-term corporate goals. These short-term corporate goals are typically derived from our annual business plan which is prepared by management and approved by the Board. Awards made under the short-term incentive plan are made by way of cash payments only.
The amount of the short-term incentive payable to each Named Executive Officer, in general, is based on the ability of each Named Executive Officer to meet pre-established, qualitative and quantitative corporate objectives related to improving shareholder and company value, as applicable, which are reviewed and approved by the Compensation Committee and the Board. For all Named Executive Officers these objectives consist of worldwide revenues and worldwide adjusted operating income with the exception of Mr. Stilwell. Due to his responsibilities relating to sales, Mr. Stilwell's objectives consist of SMB and Consumer (SMBC) revenues and SMBC adjusted EBITDA.
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
SMBC revenue is the total revenue earned through Mr. Stilwell's SMBC team, which has been recognized in the "Total Revenues" line of our audited income statement.
SMBC adjusted EBITDA is the total adjusted earnings before interest, taxes, depreciation and amortization, derived from Mr. Stilwell's SMBC team.
For Fiscal 2020, the following table illustrates the total short-term target awards for each Named Executive Officer, along with the associated weighting of the related performance measures.

Named Executive Officer	Total Target Award (1)	Worldwide Revenues	Worldwide Adjusted Operating Income	SMBC Revenues	SMBC Adjusted EBITDA
Mark J. Barrenechea	$1,245,902	50%	50%	N/A	N/A
Madhu Ranganathan	$490,574	50%	50%	N/A	N/A
Craig Stilwell(2)	$192,500	N/A	N/A	70%	30%
Muhi Majzoub	$416,988	50%	50%	N/A	N/A
Gordon A. Davies	$377,056	50%	50%	N/A	N/A

(1)	Target amounts have been adjusted to reflect the COVID-19 compensation adjustments discussed above, which became effective May 15, 2020.

(2)	Target amount was prorated based on the number of months Mr. Stilwell was employed with us during Fiscal 2020.
For the short-term incentive award amounts that would be earned at each of threshold, target and maximum levels of performance, for applicable objectives, see “Grants of Plan-Based Awards for Fiscal 2020” below.
For each performance measure noted above, the Compensation Committee approves the total target award eligible to be earned by a Named Executive Officer, and the Board applies a threshold and target level of performance. Where applicable, the Board also applies an objective formula for determining the percentage payout under awards for levels of performance above and below threshold and target. To the extent target performance is exceeded, the award will be proportionately greater. The threshold and target levels and payout formula are set forth below as well as actual performance and payout percentages achieved in Fiscal 2020. The Board and the Compensation Committee have broad discretion to make positive or negative adjustments if it considers them to be reasonably appropriate. No discretionary adjustments were made for Fiscal 2020 awards. Effective August 5, 2020, a policy addendum was adopted to our short-term and long-term compensation plans that outlines the principles under which the broad discretion may, from time to time, be applied in order to avoid unintended windfalls or penalties for plan participants. Events that might warrant such discretionary adjustments include, but are not limited to, terrorism, political unrest, war, pandemics and natural disasters.

Objectives (in millions)	Threshold Target	Target	Fiscal 2020 Actual (1)	% Target Actually Achieved	% of Payment per Fiscal 2020 Payout Table
Worldwide Revenues	$2,881	$3,201	$3,122	98%	85%
Worldwide Adjusted Operating Income	$935	$1,039	$1,062	102%	200%
SMBC Revenues	$241	$268	$265	99%	85%
SMBC Adjusted EBITDA	$82	$91	$101	111%	200%

(1)	Adjusted to remove the impact of foreign exchange and, in some cases, reflect certain adjustments relating to the aging of accounts receivable.

The table below illustrates the percentage of the target awards paid to our Named Executives Officers, with the exception of Mr. Stilwell, in accordance with our actual results achieved during Fiscal 2020.

Worldwide Revenues and Worldwide Adjusted Operating Income - Attainment and Corresponding Payment
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	—%	100.0%	100%
90 - 91%	15%	100.5%	125%
92 - 93%	40%	101.0%	150%
94 - 95%	55%	101.5%	175%
96 - 97%	70%	102% and above	200% cap
98 - 99%	85%
Formula:		Example:
Actual / Budget = % of Attainment Linear x25 for every 0.5% over 100%		Attainment of 101.0% results in a payment of 150%

In Fiscal 2020, we achieved 98% of our worldwide revenue target and 102% of our worldwide adjusted operating income target. The “Worldwide Revenues and Worldwide Adjusted Operating Income Calculations” table above illustrates under the “% Attainment” column that an achievement of 98% of target for the worldwide revenue performance criteria results in an award payment of 85% of the target award amount and an achievement of 102% of target for the worldwide adjusted operating income performance criterion results in an award payment of 200% of the target award amount.
The tables below illustrates the percentage of the target awards paid to Mr. Stilwell, as a result of more direct responsibilities relating to SMBC sales, in accordance with our actual results achieved during Fiscal 2020.

SMBC Revenues - Attainment and Corresponding Payment
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	—%	100%	100%
90 - 91%	15%	101%	120%
92 - 93%	40%	102%	140%
94 - 95%	55%	103%	160%
96 - 97%	70%	104%	180%
98 - 99%	85%	105% and above	200% cap
Formula:		Example:
Actual / Budget = % of Attainment Linear x20 for every 1.0% over 100%		Attainment of 101% results in a payment of 120%

SMBC Adjusted EBITDA - Attainment and Corresponding Payment
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	—%	103%	130%
90 - 91%	15%	104%	140%
92 - 93%	40%	105%	150%
94 - 95%	55%	106%	160%
96 - 97%	70%	107%	170%
98 - 99%	85%	108%	180%
100%	100%	109%	190%
101%	110%	110% and above	200% cap
102%	120%
Formula:		Example:
Actual / Budget = % of Attainment Linear x10 for every 1.0% over 100%		Attainment of 101% results in a payment of 110%
In Fiscal 2020, Mr. Stilwell achieved 99% of his SMBC revenue target and 111% of his SMBC adjusted EBITDA target. The “SMBC Revenue Calculation" and "SMBC Adjusted EBITDA Calculation” tables above illustrates under the “% Attainment” column that an achievement of 99% of target for the SMBC revenue performance criteria results in an award payment of 85% of the target award amount and an achievement of 111% of target for the SMBC adjusted EBITDA performance criterion results in an award payment of 200% of the target award amount.
 The actual short-term incentive award earned by each Named Executive Officer for Fiscal 2020 was determined in accordance with the formulas described above. We have set forth below for each Named Executive Officer the award amount actually paid for Fiscal 2020, and the percentage of target award amount represented by the actual award paid broken out by performance measure as follows:
Mark J. Barrenechea

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$622,951	$93,443	$529,508	85%
Worldwide Adjusted Operating Income	$622,951	$93,443	$1,245,902	200%
Total	$1,245,902	$186,886	$1,775,410	143%
Madhu Ranganathan

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$245,287	$36,793	$208,494	85%
Worldwide Adjusted Operating Income	$245,287	$36,793	$490,574	200%
Total	$490,574	$73,586	$699,068	143%
Craig Stilwell

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
SMBC Revenues	$134,750	$20,213	$114,538	85%
SMBC Adjusted EBITDA	$57,750	$8,663	$115,500	200%
Total	$192,500	$28,876	$230,038	120%
The target amount and resulting amount payable was prorated based on the number of months Mr. Stilwell was employed with the Company during Fiscal 2020.

Muhi Majzoub

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$208,494	$31,274	$177,220	85%
Worldwide Adjusted Operating Income	$208,494	$31,274	$416,988	200%
Total	$416,988	$62,548	$594,208	143%
Gordon A. Davies

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$188,528	$28,279	$160,249	85%
Worldwide Adjusted Operating Income	$188,528	$28,279	$377,057	200%
Total	$377,056	$56,558	$537,306	143%
Special Fiscal 2020 Performance Bonus
Despite the impact of COVID-19, we were able to deliver strong financial results for Fiscal 2020, including our fourth fiscal quarter, as a result of the hard work and commitment of our employees. In recognition of their contributions, following the end of Fiscal 2020, the Compensation Committee decided to grant a special performance bonus to those employees whose pay had been cut as a result of the COVID-19 compensation adjustments described above. Employees, including our Named Executive Officers, will receive an amount equal to the reductions in their Fiscal 2020 salary and annual incentive payout made pursuant to such compensation adjustments. The special performance bonus will be paid in September 2020. However, as it relates to performance in Fiscal 2020, the bonus received by each of the Named Executive Officers is included in the Bonus column of the Summary Compensation Table below. The special performance bonuses were determined to be made in respect of Fiscal 2020 only and the COVID-19 compensation adjustments will remain in place throughout Fiscal 2021, subject to review and modification as the situation warrants.
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
Payouts under LTIP grants:

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

Fiscal 2022 LTIP
Grants made in Fiscal 2020 under the Fiscal 2022 LTIP took effect on August 5, 2019 with the goal of measuring performance over the three year period starting July 1, 2019. The table below illustrates the target value of each element under the Fiscal 2022 LTIP for each Named Executive Officer.

Named Executive Officer	Performance Share Units	Restricted Share Units	Stock Options	Total
Mark J. Barrenechea	$3,500,000	$1,750,000	$1,750,000	$7,000,000
Madhu Ranganathan	$550,000	$275,000	$275,000	$1,100,000
Craig Stilwell(1)	$416,667	$208,333	$208,333	$833,333
Muhi Majzoub	$550,000	$275,000	$275,000	$1,100,000
Gordon A. Davies	$550,000	$275,000	$275,000	$1,100,000

(1)	The target amount was prorated based on the number of months Mr. Stilwell was employed with us during Fiscal 2020
Awards granted in Fiscal 2020 under the Fiscal 2022 LTIP were in addition to the awards granted in Fiscal 2019, Fiscal 2018, and prior years. For details of our previous LTIPs, see Item 11 of our Annual Report on Form 10-K for the appropriate year.
Fiscal 2022 LTIP - PSUs
With respect to our PSUs, we use relative TSR to benchmark the Company’s performance against the performance of the corporations comprising the constituents of the S&P Mid Cap 400 Software & Services Index (the Index). The Index is comprised of 400 U.S. public companies with unadjusted market capitalization of $1.8 billion to $13.6 billion and is a useful measure of the performance of mid-sized companies. Relative TSR is the sole measure for each Named Executive Officer's performance over the relevant three year period for the Fiscal 2022 LTIP with respect to PSUs.

If the Company's relative cumulative TSR, compared to the cumulative TSR of the Index is:	Then the percentage of the PSU target award that will be paid out will be:
Below 25th percentile	—%
25th percentile	50%
50th percentile	100%
80th percentile	200%
Any target percentile achieved between 25th and 80th percentile will be interpolated to determine a payout that can range from 50% to 200% of the target award.
The amounts that may be realized for PSU awards under the Fiscal 2022 LTIP are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2020, and applied to the number of PSUs to be issued to the Named Executive Officers based on the levels of achievement disclosed above.

Fiscal 2022 LTIP PSUs
Named Executive Officer	50% Payout at June 30, 2022	100% Payout at June 30, 2022	200% Payout at June 30, 2022
Mark J. Barrenechea	$1,761,646	$3,523,291	$7,046,582
Madhu Ranganathan	$276,757	$553,514	$1,107,028
Craig Stilwell(1)	$191,160	$382,320	$764,640
Muhi Majzoub	$276,757	$553,514	$1,107,028
Gordon A. Davies	$276,757	$553,514	$1,107,028

(1)	Grants made to Mr. Stilwell under the LTIP 2022 plan were prorated based on the number of months Mr. Stilwell was employed with the Company during Fiscal 2020.
Fiscal 2022 LTIP - RSUs
RSUs vest over three years and do not have any specific performance-based vesting criteria. Provided the eligible employee remains employed throughout the vesting period, all RSUs granted shall become vested RSUs at the end of the Fiscal 2022 LTIP period.
The amounts that may be realized for RSU awards under the Fiscal 2022 LTIP are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2020, and applied to the number of equivalent RSUs to be issued to the Named Executive Officers.

Fiscal 2022 LTIP RSUs
Named Executive Officer	Value upon Payout at June 30, 2022
Mark J. Barrenechea	$1,761,646
Madhu Ranganathan	$276,970
Craig Stilwell(1)	$191,160
Muhi Majzoub	$276,970
Gordon A. Davies	$276,970

(1)	Grants made to Mr. Stilwell under the LTIP 2022 plan were prorated based on the number of months Mr. Stilwell was employed with the Company during Fiscal 2020.
Fiscal 2022 LTIP - Stock Options
The stock options granted in connection with the Fiscal 2022 LTIP vest over four years, do not have any specific performance-based vesting criteria and, if not exercised, expire after seven years. Our Named Executive Officers will only realize value on these stock options with future OpenText share price appreciation from the date of grant. For a discussion of the assumptions used in the valuation of stock options, see note 13 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Other Long-Term Equity Grants
In addition to grants made in connection with our LTIP program, from time to time, we may grant stock options and/or RSUs to new strategic hires and to our employees in recognition of their service, such as for promotions, retention, or other reasons. In Fiscal 2020, we granted stock options and RSUs to one of our Named Executive Officers, namely, Mr. Stilwell in connection with the commencement of his employment. Details of these grants are contained in the table below under "Grants of Plan Based Awards". Our RSUs and stock options vest over a specified contract date, typically over three and four years, respectively, and do not have any specific performance criteria. With respect to stock option grants, the Board will determine the following, based upon the recommendation of the Compensation Committee: the executive officers entitled to participate in our stock option plan, the number of options to be granted, and any other material terms and conditions of the stock option grant.
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
As of the date of this Annual Report on Form 10-K, all Named Executive Officers comply with the Share Ownership Guidelines for Fiscal 2020, as they have either met the share ownership guidelines or, in the case of Ms. Ranganathan and Mr. Stilwell, have five years from becoming subject to these guidelines to achieve the equity ownership guidelines required by their position, which in the case of Ms. Ranganathan is 2023 and Mr Stilwell is 2025.
Directors
With respect to non-management directors, both Common Shares and deferred stock units (DSUs) are counted towards the achievement of the Share Ownership Guidelines. The Company currently has a Directors’ Deferred Share Unit Plan (DSU Plan), whereby any non-management director of the Company may elect to defer all or part of his or her retainer and/or fees in the form of common stock equivalents. As of the date of this Annual Report on Form 10-K, all non-management directors have exceeded the Share Ownership Guidelines applicable to them, which is three times their annual retainer. For further details, see the table below titled “Director Compensation for Fiscal 2020”.
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
Tax Deductibility of Compensation
Under Section 162(m) of the United States Internal Revenue Code (or Section 162(m)) publicly-held corporations cannot deduct compensation paid in excess of $1,000,000 to certain executive officers in any taxable year. The Tax Cuts and Jobs Act amended Section 162(m) to expand the corporations and executives to which it applies. Effective Fiscal 2019, we are no longer able to deduct under Section 162(m) compensation paid in excess of $1,000,000 to any person who served as CEO or CFO during the taxable year and any other Named Executive Officer serving as an executive at the end of the taxable year (each, a “covered employee”) as well any person who was a covered employee in a preceding taxable year, subject to limited transition relief.

Summary Compensation Table
The following table sets forth summary information concerning the annual compensation of our Named Executive Officers. All numbers are rounded to the nearest dollar or whole share. Changes in exchange rates will impact payments illustrated below that are made in currencies other than the U.S. dollar. Any Canadian dollar payments included herein have been converted to U.S. dollars at an annual average rate of 0.746217, 0.756489, and 0.786589, for Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively.

	Fiscal Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (1)(5)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (6)		Total ($)
Mark J. Barrenechea	2020	$932,188	$273,028	$4,970,594	$1,751,342	$1,775,410	N/A	$47,643	(7)	$9,750,205
Vice Chair, Chief Executive Officer and Chief Technology Officer	2019	$950,000	—	$3,693,934	$1,407,800	$2,030,625	N/A	$17,315	(8)	$8,099,674
	2018	$950,000	—	$3,538,963	$1,407,556	$1,211,250	N/A	$37,161	(8)	$7,144,930

Madhu Ranganathan	2020	$490,625	$22,807	$781,072	$275,201	$699,068	N/A	$—	(9)	$2,268,773
EVP, Chief Financial Officer	2019	$500,000	—	$656,237	$250,019	$712,500	N/A	$—	(8)	$2,118,756
	2018	$125,000	—	$315,057	$2,275,143	$106,250	N/A	$—	(8)	$2,821,450

Craig Stilwell	2020	$197,519	$16,462	$1,491,150	$1,061,898	$230,038	N/A	$—	(9)	$2,997,067
EVP & General Manager SMB and Consumer	2019	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(10)	N/A
	2018	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(10)	N/A

Muhi Majzoub	2020	$417,031	$19,386	$781,072	$275,201	$594,208	N/A	$—	(9)	$2,086,898
Executive Vice President, Chief Product Officer	2019	$412,500	—	$721,564	$938,260	$605,625	N/A	$—	(8)	$2,677,949
	2018	$400,000	—	$691,379	$274,993	$340,000	N/A	$—	(8)	$1,706,372

Gordon A. Davies	2020	$377,096	$17,530	$781,072	$275,201	$537,306	N/A	$—	(9)	$1,988,205
Executive Vice President, Chief Legal Officer and Corporate Development	2019	$371,310	—	$656,237	$913,258	$555,169	N/A	$14,730	(8)	$2,510,704
	2018	$367,077	—	$628,627	$249,994	$312,015	N/A	$15,969	(8)	$1,573,682

(1)	Amounts reflect the COVID-19 compensation adjustments discussed above, which became effective May 15, 2020.

(2)
Amounts set forth in this column represent a special performance bonus, approved by the Board, equal to an amount equal to the reductions in their Fiscal 2020 salary and annual incentive payout made pursuant to the COVID-19 compensation adjustments described above. The special performance bonus will be paid in September 2020; however, as it relates to performance in Fiscal 2020, the bonus received by each of the Named Executive Officers is included herein. The special performance bonuses were determined to be made in respect of Fiscal 2020 only and the COVID-19 compensation adjustments will remain in place throughout Fiscal 2021, subject to review and modification as the situation warrants.

(3)
PSUs and RSUs were granted pursuant to the Fiscal 2022 LTIP. The amounts set forth in this column represent the aggregate grant date fair value, as computed in accordance with ASC Topic 718 “Compensation-Stock Compensation” (Topic 718). Grant date fair value may vary from the target value indicated in the table set forth above in the section “Fiscal 2022 LTIP”. For a discussion of the assumptions used in these valuations, see note 13 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. For the maximum value that may be received under the PSU awards granted in Fiscal 2020 by each Named Executive Officer, see the “Maximum” column under “Estimated Future Payouts under Equity Incentive Plan Awards” under the “Grants of Plan-Based Awards in Fiscal 2020” table below.

(4)
Amounts set forth in this column represent the amount recognized as the aggregate grant date fair value of stock option awards, as calculated in accordance with Topic 718 for the fiscal year in which the awards were granted. In all cases, these amounts do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. For a discussion of the assumptions used in this valuation, see note 13 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

(5)	The amounts set forth in this column for Fiscal 2020 represent payments under the short-term incentive plan.

(6)
Except as otherwise indicated the amounts in “All Other Compensation” primarily include (i) car allowance; (ii) medical examinations; (iii) club memberships reimbursed, and (iv) tax preparation and financial advisory fees paid. “All Other Compensation” does not include benefits received by the Named Executive Officers which are generally available to all our salaried employees.

(7)	Represents amounts we paid or reimbursed for tax, financial, and estate planning.

(8)
For details of the amounts of fees or expenses we paid or reimbursed please refer to Summary Compensation Table in Item 11 of our Annual Report on Form 10-K for the corresponding fiscal years ended June 30, 2019 and June 30, 2018.

(9)	The total value of all perquisites and personal benefits for this Named Executive Officer was less than $10,000, and, therefore, excluded.

(10)	The executive officer was not a Named Executive Officer, nor an employee of the Company, during the fiscal year, and, therefore compensation details have been excluded.
Grants of Plan-Based Awards in Fiscal 2020
The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during Fiscal 2020.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Options (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)	($/share)	Awards ($)
Mark J. Barrenechea	August 5, 2019	$186,886	$1,245,902	$2,491,804	273,010	$38.76	$1,751,342
Madhu Ranganathan	August 5, 2019	$73,586	$490,574	$981,148	42,900	$38.76	$275,201
Craig Stilwell	February 3, 2020	$28,876	$192,500	$385,000	145,790	$44.99	$1,061,898
Muhi Majzoub	August 5, 2019	$62,548	$416,988	$833,976	42,900	$38.76	$275,201
Gordon A. Davies	August 5, 2019	$56,558	$377,056	$754,112	42,900	$38.76	$275,201

		Estimated Future Payouts Under Equity Incentive Plan Awards (4)			All Other Stock Awards: Number of Securities Underlying (5)		Grant Date Fair Value of Stock (3)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Stock (#)		Awards ($)
Mark J. Barrenechea	August 5, 2019	41,470	82,940	165,880	41,470		$4,970,594
Madhu Ranganathan	August 5, 2019	6,515	13,030	26,060	6,520		$781,072
Craig Stilwell	February 3, 2020	4,500	9,000	18,000	4,500		$683,865
	February 3, 2020	81	5,400	8,100	2,700	(6)	$344,385
	February 3, 2020				10,000	(6)	$462,900
Muhi Majzoub	August 5, 2019	6,515	13,030	26,060	6,520		$781,072
Gordon A. Davies	August 5, 2019	6,515	13,030	26,060	6,520		$781,072

(1)
Represents the threshold, target and maximum estimated payouts under our short-term incentive plan for Fiscal 2020. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Short-Term Incentives” above.

(2)	For further information regarding our options granting procedures, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives” above.

(3)
Amounts set forth in this column represent the amount recognized as the aggregate grant date fair value of equity-based compensation awards, as calculated in accordance with ASC Topic 718 for the fiscal year in which the awards were granted. In all cases, these amounts do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. For a discussion of the assumptions used in this valuation, see note 13 “Share Capital, Option Plan and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

(4)
Represents the threshold, target and maximum estimated payouts under our Fiscal 2022 LTIP PSUs. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - Fiscal 2022 LTIP” above.

(5)
Represents the estimated payouts under our Fiscal 2022 LTIP RSUs granted in Fiscal 2020. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - Fiscal 2022 LTIP” above.

(6)
On February 3, 2020 Mr. Stilwell was granted 5,400 PSUs and 2,700 RSUs under our Fiscal 2021 LTIP plan. Additionally, on February 3, 2020, Mr. Stilwell was granted 10,000 RSUs in accordance with his employment agreement, which vest 2 years from the date of grant.

Outstanding Equity Awards at End of Fiscal 2020
The following table sets forth certain information regarding outstanding equity awards held by each Named Executive Officer as of June 30, 2020.

		Option Awards (1)						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Non- exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#) (3)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (3)
Mark J. Barrenechea	January 29, 2015	551,887	—	$27.09	January 29, 2022
	July 29, 2016	147,420	49,140	$29.75	July 29, 2023
	June 1, 2017	66,667	133,333	$32.63	June 1, 2024
	June 1, 2017	—	400,000	$32.63	June 1, 2024
	August 7, 2017	94,590	94,590	$34.49	August 7, 2024
	August 6, 2018	40,260	120,780	$39.27	August 6, 2025
	August 5, 2019	—	273,010	$38.76	August 5, 2026
	August 7, 2017					41,730	$1,772,690
	August 7, 2017							83,470	$3,545,806
	August 6, 2018					37,320	$1,585,354
	August 6, 2018							74,640	$3,170,707
	August 5, 2019					41,470	$1,761,646
	August 5, 2019							82,940	$3,523,291

Madhu Ranganathan	May 11, 2018	146,756	146,754	$34.71	May 11, 2025
	August 6, 2018	7,150	21,450	$39.27	August 6, 2025
	August 5, 2019	—	42,900	$38.76	August 5, 2026
	May 11, 2018					3,980	$169,070
	May 11, 2018							7,960	$338,141
	August 6, 2018					6,630	$281,642
	August 6, 2018							13,260	$563,285
	August 5, 2019					6,520	$276,970
	August 5, 2019							13,030	$553,514

Craig Stilwell	February 3, 2020	—	145,790	$44.99	February 3, 2027
	February 3, 2020					2,700	$114,696
	February 3, 2020							5,400	$229,392
	February 3, 2020					4,500	$191,160
	February 3, 2020							9,000	$382,320
	February 3, 2020					10,000	$424,800

Muhi Majzoub	August 2, 2013	20,996	—	$16.58	August 2, 2020
	August 1, 2014	23,140	—	$27.83	August 1, 2021
	July 31, 2015	37,840	—	$22.87	July 31, 2022
	July 29, 2016	24,420	8,140	$29.75	July 29, 2023
	August 7, 2017	18,480	18,480	$34.49	August 7, 2024
	August 6, 2018	7,865	23,595	$39.27	August 6, 2025
	May 7, 2019	—	75,000	$40.20	May 7, 2026
	August 5, 2019	—	42,900	$38.76	August 5, 2026
	August 7, 2017					8,150	$346,212
	August 7, 2017							16,310	$692,849
	August 6, 2018					7,290	$309,679

	August 6, 2018							14,580	$619,358
	August 5, 2019					6,520	$276,970
	August 5, 2019							13,030	$553,514

Gordon A. Davies	July 29, 2016	—	9,580	$29.75	July 29, 2023
	August 7, 2017	—	16,800	$34.49	August 7, 2024
	August 6, 2018	7,150	21,450	$39.27	August 6, 2025
	May 7, 2019	—	75,000	$40.20	May 7, 2026
	August 5, 2019	—	42,900	$38.76	August 5, 2026
	August 7, 2017					7,410	$314,777
	August 7, 2017							14,830	$629,978
	August 6, 2018					6,630	$281,642
	August 6, 2018							13,260	$563,285
	August 5, 2019					6,520	$276,970
	August 5, 2019							13,030	$553,514

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

(2)
Represents each Named Executive Officer's target number of RSUs granted pursuant to the Fiscal 2020, Fiscal 2021, and Fiscal 2022 LTIPs, which vest upon the schedules described above in "Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long Term Incentives". These amounts illustrate the market value as of June 30, 2020 based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $42.48.

(3)
Represents each Named Executive Officer's target number of PSUs granted pursuant to the Fiscal 2020, Fiscal 2021, and Fiscal 2022 LTIPs, which vest upon the schedules described above in "Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long Term Incentives", and the market value as of June 30, 2020 based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $42.48.

As of June 30, 2020, options to purchase an aggregate of 7,429,537 Common Shares had been previously granted and are outstanding under our stock option plans, of which 2,248,358 Common Shares were vested. Options to purchase an additional 7,540,748 Common Shares remain available for issuance pursuant to our stock option plans. Our outstanding options pool represents 2.8% of the Common Shares issued and outstanding as of June 30, 2020.
During Fiscal 2020, the Company granted options to purchase 2,742,230 Common Shares or 1.0% of the Common Shares issued and outstanding as of June 30, 2020.
Option Exercises and Stock Vested in Fiscal 2020
The following table sets forth certain details with respect to each of the Named Executive Officers concerning the exercise of stock options and vesting of stock in Fiscal 2020:

	Option Awards		Stock Awards (3)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Mark J. Barrenechea	656,140	$13,672,231	80,704	$3,433,149
Madhu Ranganathan	—	$—	—	$—
Craig Stilwell	—	$—	—	$—
Muhi Majzoub	18,788	$479,257	13,376	$569,015
Gordon A. Davies	65,374	$1,190,446	15,723	$668,856

(1)	“Value realized on exercise” is the excess of the market price, at date of exercise, of the shares underlying the options over the exercise price of the options.

(2)	“Value realized on vesting” is the market price of the underlying Common Shares on the vesting date.

(3)	Relates to the vesting of PSUs and RSUs under our Fiscal 2019 LTIP.

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
Amounts Payable Upon Termination or Change in Control
Pursuant to our employment agreements with our Named Executive Officers and the terms of our LTIP, each Named Executive Officer’s entitlement upon termination of employment without cause or following a change in the Named Executive Officer’s relationship with the Company, both absent a change in control event and within twelve months of a change in control event, are set forth below. These amounts have not been adjusted to reflect the COVID-19 compensation adjustments discussed above, which became effective May 15, 2020.
No Change in Control

No change in control
		Base	Short term incentives (1)	LTIP (2)	Options (3)	Employee and Medical Benefits (4)
Mark J. Barrenechea	Termination without cause or Change in relationship	24 months	24 months	Prorated	Vested	24 months(5)
Madhu Ranganathan	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Craig Stilwell	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Muhi Majzoub	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Gordon A. Davies	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months

(1)	Assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred.

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

Within 12 Months of a Change in Control

Within 12 Months of a Change in Control
		Base	Short term incentives (1)	LTIP	Options (2)	Employee and Medical Benefits (3)
Mark J. Barrenechea	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months(4)
Madhu Ranganathan	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months
Craig Stilwell	Termination without cause or Change in relationship	12 months	12 months	100% Vested	100% Vested	12 months
Muhi Majzoub	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months
Gordon A. Davies	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months

(1)	Assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred.

(2)	For a period of 90 days following the termination date, the Named Executive Officer has the right to exercise all options which are deemed to have vested as of the date of termination.

(3)	Employee and medical benefits provided to each Named Executive Officer immediately prior to the occurrence of the trigger event.

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
Quantitative Estimates of Payments upon Termination or Change in Control
Further information regarding payments to our Named Executive Officers in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each Named Executive Officer would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on June 30, 2020. Amounts (i) potentially payable under plans which are generally available to all salaried employees, such as life and disability insurance, and (ii) earned but unpaid, in both cases, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our Common Shares of $42.48 per share as reported on the NASDAQ on June 30, 2020, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:

•	Payments in Canadian dollars included herein are converted to U.S. dollars using an exchange rate, as of June 30, 2020, of 0.746217;

•	The salary and incentive payments are calculated based on the amounts of salary, incentive and benefit payments which were payable to each Named Executive Officer as of June 30, 2020; and

•
Payments under the LTIPs are calculated as though 100% of Fiscal 2022 LTIP (granted in Fiscal 2020), Fiscal 2021 LTIP (granted in Fiscal 2019), and Fiscal 2020 LTIP (granted in Fiscal 2018) have vested with respect to a termination without cause or change in relationship following a change in control event, and as though a pro-rated amount have vested with respect to no change in control event.
Actual payments made at any future date may vary, including the amount the Named Executive Officer would have accrued under the applicable benefit or compensation plan as well as the price of our Common Shares.

Named Executive Officer		Salary ($)	Short-term Incentive Payment ($)	Gain on Vesting of LTIP and Non-LTIP RSUs ($)	Gain on Vesting of Stock Options ($)	Employee Benefits ($)		Total ($)
Mark J. Barrenechea	Termination Without Cause / Change in Relationship with no Change in Control	$1,900,000	$2,850,000	$8,042,403	$—	$95,286	(1)	$12,887,689
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,900,000	$2,850,000	$15,359,494	$8,038,203	$95,286		$28,242,983
Madhu Ranganathan	Termination Without Cause / Change in Relationship with no Change in Control	$500,000	$500,000	$1,014,154	$—	$7,429		$2,021,583
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,000,000	$1,000,000	$2,182,622	$1,368,721	$14,859		$5,566,202
Craig Stilwell	Termination Without Cause / Change in Relationship with no Change in Control	$400,000	$400,000	$642,119	$—	$9,782		$1,451,901
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$400,000	$400,000	$1,342,368	$—	$9,782		$2,152,150
Muhi Majzoub	Termination Without Cause / Change in Relationship with no Change in Control	$425,000	$425,000	$1,571,134	$—	$6,512		$2,427,646
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$850,000	$850,000	$2,798,582	$657,646	$13,025		$5,169,253
Gordon A. Davies	Termination Without Cause / Change in Relationship with no Change in Control	$384,302	$384,302	$1,428,669	$—	$6,618		$2,203,891
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$768,604	$768,604	$2,620,166	$655,676	$13,237		$4,826,287

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

Director Compensation for Fiscal 2020
The following table sets forth summary information concerning the annual compensation received by each of the non-management directors of OpenText for the fiscal year ended June 30, 2020.

	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
P. Thomas Jenkins (3)	$200,000	$376,484	$—	$—	N/A	$—		$576,484
Randy Fowlie (4)	$47,275	$358,397	$—	$—	N/A	$—		$405,672
David Fraser (5)	$70,000	$243,330	$—	$—	N/A	$—		$313,330
Gail E. Hamilton (6)	$91,000	$276,919	$—	$—	N/A	$—		$367,919
Stephen J. Sadler (7)	$—	$359,478	$—	$—	N/A	$671,054	(13)	$1,030,532
Harmit Singh (8)	$27,000	$304,029	$—	$—	N/A	$—		$331,029
Michael Slaunwhite (9)	$3,500	$401,920	$—	$—	N/A	$—		$405,420
Katharine B. Stevenson (10)	$—	$383,983	$—	$—	N/A	$—		$383,983
Carl Jurgen Tinggren (11)	$95,000	$240,221	$—	$—	N/A	$—		$335,221
Deborah Weinstein (12)	$—	$398,141	$—	$—	N/A	$—		$398,141

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

(2)
The amounts set forth in this column represents the amount recognized as the aggregate grant date fair value of equity-based compensation awards, inclusive of DSU dividend equivalents, as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards. For a discussion of the assumptions used in this valuation, see note 13 “Share Capital, Option Plan and Share-based Payments” to our consolidated financial statements. In Fiscal 2020, Messrs. Jenkins, Fowlie, Fraser, Sadler, Singh, Slaunwhite and Tinggren and Mses. Hamilton, Stevenson and Weinstein received 9,336, 8,871, 6,006, 8,907, 7,511, 9,947, 5,939, 6,865, 9,499, and 9,852 DSUs, respectively.

(3)	As of June 30, 2020, Mr. Jenkins holds 116,896 DSUs. Mr. Jenkins serves as Chairman of the Board.

(4)	As of June 30, 2020, Mr. Fowlie holds 97,012 DSUs.

(5)	As of June 30, 2020, Mr. Fraser holds 13,594 DSUs.

(6)	As of June 30, 2020, Ms. Hamilton holds 76,657 DSUs.

(7)	As of June 30, 2020, Mr. Sadler holds 92,312 DSUs.

(8)	As of June 30, 2020, Mr. Singh holds 14,909 DSUs.

(9)	As of June 30, 2020, Mr. Slaunwhite holds 111,364 DSUs.

(10)	As of June 30, 2020, Ms. Stevenson holds 91,829 DSUs.

(11)	As of June 30, 2020, Mr. Tinggren holds 23,438 DSUs.

(12)	As of June 30, 2020, Ms. Weinstein holds 106,564 DSUs.

(13)
During Fiscal 2020, Mr. Sadler received $671,054 in consulting fees, paid or payable in cash, for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Directors who are salaried officers or employees receive no compensation for serving as directors. Mr. Barrenechea was the only employee director in Fiscal 2020. The material terms of our director compensation arrangements are as follows:

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
Effective May 15, 2020, as a result of the COVID-19 compensation adjustments discussed above, all of our non-management directors accepted a 15% reduction in cash retainer compensation fees payable. For Fiscal 2020, all cash related payments were completed prior to this announcement, and therefore did not result in an adjustment to compensation in Fiscal 2020. These reductions will remain in effect through June 30, 2021, subject to review and modification as the situation warrants.
The Board has adopted a DSU Plan which is available to any non-management director of the Company. In Fiscal 2020, certain directors elected to receive DSUs instead of a cash payment for their directors’ fees. In addition to the scheduled fee arrangements set forth in the table above, whether paid in cash or DSUs, non-management directors also receive an annual DSU grant representing the long term component of their compensation. The amount of the annual DSU grant is discretionary; however, historically, the amount of this grant has been determined and updated on a periodic basis with the assistance of the Compensation Committee and the compensation consultant and benchmarked against director compensation for comparable companies. For Fiscal 2020, the annual DSU grant was approximately $225,000 for each non-management director and approximately $295,000 for the Chairman of the Board. DSUs granted as compensation for directors fees vest immediately whereas the annual DSU grant vests at the Company’s next annual general meeting. No DSUs are payable by the Company until the director ceases to be a member of the Board.
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
The following table sets forth certain information as of June 30, 2020 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of approximately 5% or more of our outstanding Common Shares, (ii) each director of our Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.
The number and percentage of shares beneficially owned as exhibited in Item 12 is based on filings made in accordance with the rules of the SEC, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting or investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of June 30, 2020. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo, Ontario, Canada, N2L 0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
Jarislowsky, Fraser Ltd. (1) 1010 Sherbrooke St. West, Montreal QC H3A 2R7	16,589,013	6.10%
Caisse de Depot et Placement du Quebec (1) 1000 Place Jean-Paul Riopelle, Montreal H2Z 2B3	14,540,600	5.35%
P. Thomas Jenkins (2)	2,368,418	*
Mark J. Barrenechea (3)	1,993,841	*
Michael Slaunwhite (4)	574,010	*
Randy Fowlie (5)	297,458	*
Muhi Majzoub (6)	244,243	*
Stephen J. Sadler (7)	221,758	*
Madhu Ranganathan (8)	173,615	*
Katharine B. Stevenson (9)	138,890	*
Deborah Weinstein (10)	121,010	*
Gordon A. Davies (11)	97,089	*
Gail E. Hamilton (12)	71,113	*
Carl Jürgen Tinggren (13)	17,884	*
Harmit Singh (14)	9,355	*
David Fraser (15)	8,040	*
Craig Stilwell	—	*
All executive officers and directors as a group (16)	6,590,651	2.40%

*	Less than 1%

(1)
Information regarding the shares outstanding is based on information filed in Schedule 13G, 13F, or Schedule 13G/A with the SEC. The percentage of Common Shares outstanding is calculated using the total shares outstanding as of June 30, 2020.

(2)	Includes 2,258,804 Common Shares owned and 109,614 deferred stock units (DSUs) which are exercisable.

(3)	Includes 888,069 Common Shares owned, 900,824 options which are exercisable and 204,948 options which will become exercisable within 60 days of June 30, 2020.

(4)	Includes 468,200 Common Shares owned and 105,810 DSUs which are exercisable.

(5)	Includes 206,000 Common Shares owned and 91,458 DSUs which are exercisable.

(6)	Includes 75,532 Common Shares owned, 132,741 options which are exercisable and 35,970 options which will become exercisable within 60 days of June 30, 2020.

(7)	Includes 135,000 Common Shares owned and 86,758 DSUs which are exercisable.

(8)	Includes 1,834 Common Shares owned, 153,906 options which are exercisable and 17,875 options which will become exercisable within 60 days of June 30, 2020.

(9)	Includes 52,615 Common Shares owned and 86,275 DSUs which are exercisable.

(10)	Includes 20,000 Common Shares owned and 101,010 DSUs which are exercisable.

(11)	Includes 54,084 Common Shares owned, 7,150 options which are exercisable and 35,855 options which will become exercisable within 60 days of June 30, 2020.

(12)	Includes 10 Common Shares owned and 71,103 DSUs which are exercisable.

(13)	Includes 17,884 DSUs which are exercisable.

(14)	Includes 9,355 DSUs which are exercisable.

(15)	Includes 8,040 DSUs which are exercisable.

(16)	Includes 4,201,412 Common Shares owned, 1,349,025 options which are exercisable, 352,907 options which will become exercisable within 60 days of June 30, 2020, and 687,307 DSUs which are exercisable.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth summary information relating to our various stock compensation plans as of June 30, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	7,429,537	$36.18	7,540,748
Equity compensation plans not approved by security holders:
Under deferred stock unit awards	744,575	N/A	—
Under performance stock unit awards	553,104	N/A	—
Under restricted stock unit awards	578,898	N/A	—
Total	9,306,114	N/A	7,540,748
For more information regarding stock compensation plans, please refer to note 13 "Share Capital, Option Plans and Share-Based Payments" to our Consolidated Financial Statements, under Part IV, Item 15 of this Annual Report on Form 10-K.

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

During Fiscal 2020, Mr. Sadler received CAD $0.9 million in consulting fees from OpenText (equivalent to $0.7 million USD), inclusive of CAD $0.86 million bonus fees for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Item 14.	Principal Accountant Fees and Services
The aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for Fiscal 2020 and Fiscal 2019 were:

	Year ended June 30,
(In thousands)	2020(1)	2019
Audit fees (1)	$5,362	$4,598
Audit-related fees (2)	257	—
Tax fees (3)	52	108
All other fees (4)	—	40
Total	$5,671	$4,746

(1)
Audit fees were primarily for professional services rendered for (a) the annual audits of our consolidated financial statements and the accompanying attestation report regarding our ICFR contained in our Annual Report on Form 10-K, (b) the review of quarterly financial information included in our Quarterly Reports on Form 10-Q, (c) audit services related to mergers and acquisitions, and (d) annual statutory audits where applicable.

(2)	Audit related fees were primarily for assurance and related services, such as the review of offering documents and non-periodic filings with the SEC.

(3)	Tax fees were for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.

(4)	All other fees consist of fees for services other than the services reported in audit fees, audit-related fees, and tax fees.

OpenText's Audit Committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from our independent registered public accounting firm be approved in advance by the Audit Committee or a delegate of the Audit Committee. The Audit Committee has delegated the pre-approval responsibility to the Chair of the Audit Committee. All services that KPMG LLP provided to us in Fiscal 2020 and Fiscal 2019 have been pre-approved by the Audit Committee.
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
2) Valuation and Qualifying Accounts; see note 4 "Allowance for Doubtful Accounts" and note 15 "Income Taxes" in the Notes to Consolidated Financial Statements included under Item 8, in Part II.
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

2.5	Agreement and Plan of Merger, dated as of December 5, 2014, by and among Open Text Corporation, Asteroid Acquisition Corporation and Actuate. (24)
2.6	Agreement and Plan of Merger, dated September 12, 2016, by and among Open Text Corporation, EMC Corporation, EMC International Company, and EMC (Benelux) B.V. (26)
2.7	Agreement and Plan of Merger, dated November 10, 2019, by and among Open Text Corporation, Coral Merger Sub Inc. and Carbonite, Inc. (41)
3.1	Articles of Amalgamation of the Company. (1)
3.2	Articles of Amendment of the Company. (1)
3.3	Articles of Amendment of the Company. (1)
3.4	Articles of Amalgamation of the Company. (1)
3.5	Articles of Amalgamation of the Company, dated July 1, 2001. (2)
3.6	Articles of Amalgamation of the Company, dated July 1, 2002. (3)
3.7	Articles of Amalgamation of the Company, dated July 1, 2003. (4)
3.8	Articles of Amalgamation of the Company, dated July 1, 2004. (5)
3.9	Articles of Amalgamation of the Company, dated July 1, 2005. (6)
3.10	Articles of Continuance of the Company, dated December 29, 2005. (7)

3.11	By-Law 1 of Open Text Corporation. (39)
4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (46)
4.2	Form of Common Share Certificate. (1)
4.3	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 23, 2016. (19)
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

4.9	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 4, 2019 (42)
4.10	Indenture (including form of Note), dated as of April 4, 2017, by and between Carbonite, Inc. and U.S. Bank National Association, as trustee (43)
4.11	First Supplemental Indenture, dated as of December 24, 2019, by and between Carbonite, Inc. and U.S. Bank National Association, as trustee (43)
4.12	Indenture, dated as of February 18, 2020, between Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee (44)
4.13	Indenture, dated as of February 18, 2020, between Open Text Holdings, Inc. and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee (44)
10.1*	1998 Stock Option Plan. (8)
10.2*	Form of Indemnity Agreement between the Company and certain of its officers dated September 7, 2006. (9)
10.3*	Consulting Agreement between Steven Sadler and SJS Advisors Inc. and the Company, dated May 3, 2005. (10)
10.4*	OpenText Corporation Directors' Deferred Share Unit Plan, as amended and restated October 30, 2018 (11)
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
10.29
Fourth Amended and Restated Credit Agreement dated as of October 31, 2019, by and among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, Barclays Bank PLC, as administrative agent, collateral agent and swing line lender and Royal Bank of Canada as documentary credit lender (45)

10.30*	Employment Agreement, dated December 24, 2019, among the Company, Open Text Inc. and Craig Stilwell
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
(40) Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 2, 2018 and incorporated herein by reference.
(41) Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on November 12, 2019 and incorporated herein by reference.

(42)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on September 4, 2019 and incorporated herein by reference.

(43)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on January 30, 2020 and incorporated herein by reference.

(44)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on February 18, 2020 and incorporated herein by reference.

(45)	Filed as an Exhibit to Company's Current Report on Form 8-K, as filed with the SEC on November 5, 2019 and incorporated herein by reference.
(46) Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 1, 2019 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Open Text Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Open Text Corporation (the Company) as of June 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 5, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, in the year ended June 30, 2020, Open Text Corporation adopted the new accounting standard, "Leases" on a modified retrospective basis through a cumulative-effect adjustment to opening retained earnings. In the year ended June 30, 2019, Open Text Corporation adopted two new accounting standards, "Revenues from Contracts with Customers" and "Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory" on a modified retrospective basis through a cumulative-effect adjustment to opening retained earnings.

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
Evaluation of the determination of standalone selling prices of revenue performance obligations for customer contracts with a software license
As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company generally sells or licenses its software in combination with other products and services such as customer support and professional services. The accounting for customer contracts with a software license requires an allocation of the transaction price to each distinct performance obligation based on the determination of the standalone selling price (SSP). SSP for a performance obligation in a customer contract is an estimate of the price that would be charged for the specific product or service if it was sold separately in similar circumstances and to similar customers. This estimate determines the allocation of the transaction price and affects the amount and timing of revenue recognized for each performance obligation in a customer contract. SSP is estimated based on the impact of geographic or regional specific factors, internal costs, profit objectives and pricing practices for different performance obligations.

We identified the evaluation of the determination of the SSP of revenue performance obligations for customer contracts with a software license as a critical audit matter. A higher degree of auditor judgment was required to evaluate the methodology used to establish SSP for each performance obligation which could be offered in a customer contract.

The primary procedures we performed to address this critical audit matter included the following. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue process, including controls over the methodology used to determine SSP for identified performance obligations in customer contracts which include a software license. We evaluated the methodology used to determine SSP based on current pricing patterns in relevant customer contracts, historical analysis of renewal contract pricing completed by the Company and pricing practices observed in the industry. We inspected a selection of contracts from the SSP population and compared attributes such as price and employee consultant level to historical information. For a sample of software license contracts with multiple performance obligations, we tested that the determined SSP was correctly applied in the allocation of the transaction price to each performance obligation.
Assessment of uncertain tax positions
As discussed in Note 2 and Note 15 to the consolidated financial statements, the Company has recognized uncertain tax positions including associated interest and penalties. The Company’s tax positions are subject to audit by local taxing authorities across multiple global subsidiaries and the resolution of such audits may span multiple years. Tax law is complex and often subject to varied interpretations. Accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.

We identified the assessment of uncertain tax positions as a critical audit matter. The assessment of tax exposures and the ultimate resolution of uncertain tax positions requires a higher degree of auditor judgment in evaluating the Company’s interpretation of, and compliance with, tax law globally across multiple jurisdictions.

The primary procedures we performed to address this critical audit matter included the following. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to assess uncertain tax positions, including controls related to the interpretation of tax law and identification of uncertain tax positions, the evaluation of which of the Company’s tax positions may not be sustained upon audit and the estimation of exposures associated with uncertain tax positions. We involved domestic and international tax professionals with specialized skills and knowledge who assisted in assessing filed tax positions and transfer pricing studies, and evaluating the Company’s interpretation of tax law and its assessment of certain tax uncertainties and expected outcomes, including, if applicable, the measurement thereof, by reading advice obtained from the Company’s external specialists and correspondence with taxation authorities.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants
We have served as the Company’s auditor since 2001.
Toronto, Canada
August 5, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Open Text Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Open Text Corporation’s (the Company) internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2020 and related notes (collectively, the consolidated financial statements), and our report dated August 5, 2020 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Carbonite, Inc. on December 24, 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020, Carbonite, Inc’s internal control over financial reporting associated with 7.6% of consolidated total revenues and 17.2% of consolidated total assets (of which $1.6 billion, or 15.6% of consolidated total assets, represents goodwill and net intangible assets included within the scope of the assessment) included in the consolidated financial statements of the Company as of and for the year ended June 30, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Carbonite, Inc.
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
/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
August 5, 2020

OPEN TEXT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	June 30, 2020	June 30, 2019
ASSETS
Cash and cash equivalents	$1,692,850	$941,009
Accounts receivable trade, net of allowance for doubtful accounts of $20,906 as of June 30, 2020 and $17,011 as of June 30, 2019 (note 4)	466,357	463,785
Contract assets (note 3)	29,570	20,956
Income taxes recoverable (note 15)	61,186	38,340
Prepaid expenses and other current assets	136,436	97,238
Total current assets	2,386,399	1,561,328
Property and equipment (note 5)	244,555	249,453
Operating lease right of use assets (note 6)	207,869	—
Long-term contract assets (note 3)	15,427	15,386
Goodwill (note 7)	4,672,356	3,769,908
Acquired intangible assets (note 8)	1,612,564	1,146,504
Deferred tax assets (note 15)	911,565	1,004,450
Other assets (note 9)	154,467	148,977
Long-term income taxes recoverable (note 15)	29,620	37,969
Total assets	$10,234,822	$7,933,975
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 10)	$373,314	$329,903
Current portion of long-term debt (note 11)	610,000	10,000
Operating lease liabilities (note 6)	64,071	—
Deferred revenues (note 3)	812,218	641,656
Income taxes payable (note 15)	44,630	33,158
Total current liabilities	1,904,233	1,014,717
Long-term liabilities:
Accrued liabilities (note 10)	34,955	49,441
Pension liability (note 12)	73,129	75,239
Long-term debt (note 11)	3,584,311	2,604,878
Long-term operating lease liabilities (note 6)	217,165	—
Deferred revenues (note 3)	94,382	46,974
Long-term income taxes payable (note 15)	171,200	202,184
Deferred tax liabilities (note 15)	148,738	55,872
Total long-term liabilities	4,323,880	3,034,588
Shareholders’ equity:
Share capital and additional paid-in capital (note 13)
271,863,354 and 269,834,442 Common Shares issued and outstanding at June 30, 2020 and June 30, 2019, respectively; authorized Common Shares: unlimited	1,851,777	1,774,214
Accumulated other comprehensive income (note 21)	17,825	24,124
Retained earnings	2,159,396	2,113,883
Treasury stock, at cost (622,297 shares at June 30, 2020 and 802,871 shares at June 30, 2019, respectively)	(23,608)	(28,766)
Total OpenText shareholders' equity	4,005,390	3,883,455
Non-controlling interests	1,319	1,215
Total shareholders’ equity	4,006,709	3,884,670
Total liabilities and shareholders’ equity	$10,234,822	$7,933,975
Guarantees and contingencies (note 14)
Related party transactions (note 25)
Subsequent events (note 26)
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

	Year Ended June 30,
	2020	2019	2018
Revenues (note 3):
License	$402,851	$428,092	$437,512
Cloud services and subscriptions	1,157,686	907,812	828,968
Customer support	1,275,586	1,247,915	1,232,504
Professional service and other	273,613	284,936	316,257
Total revenues	3,109,736	2,868,755	2,815,241
Cost of revenues:
License	11,321	14,347	13,693
Cloud services and subscriptions	449,940	383,993	364,160
Customer support	123,894	124,343	133,889
Professional service and other	212,903	224,635	253,389
Amortization of acquired technology-based intangible assets (note 8)	205,717	183,385	185,868
Total cost of revenues	1,003,775	930,703	950,999
Gross profit	2,105,961	1,938,052	1,864,242
Operating expenses:
Research and development	370,411	321,836	322,909
Sales and marketing	585,044	518,035	529,141
General and administrative	237,532	207,909	205,227
Depreciation	89,458	97,716	86,943
Amortization of acquired customer-based intangible assets (note 8)	219,559	189,827	184,118
Special charges (recoveries) (note 18)	100,428	35,719	29,211
Total operating expenses	1,602,432	1,371,042	1,357,549
Income from operations	503,529	567,010	506,693
Other income (expense), net (note 23)	(11,946)	10,156	17,973
Interest and other related expense, net	(146,378)	(136,592)	(138,540)
Income before income taxes	345,205	440,574	386,126
Provision for (recovery of) income taxes (note 15)	110,837	154,937	143,826
Net income	$234,368	$285,637	$242,300
Net (income) loss attributable to non-controlling interests	(143)	(136)	(76)
Net income attributable to OpenText	$234,225	$285,501	$242,224
Earnings per share—basic attributable to OpenText (note 24)	$0.86	$1.06	$0.91
Earnings per share—diluted attributable to OpenText (note 24)	$0.86	$1.06	$0.91
Weighted average number of Common Shares outstanding—basic (in '000's)	270,847	268,784	266,085
Weighted average number of Common Shares outstanding—diluted (in '000's)	271,817	269,908	267,492
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

	Year Ended June 30,
	2020	2019	2018
Net income for the period	$234,368	$285,637	$242,300
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(7,784)	(3,882)	(9,582)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of ($599), $6 and ($171) for the year ended June 30, 2020, 2019 and 2018, respectively	(1,662)	16	(476)
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of $355, $539 and ($489) for the year ended June 30, 2020, 2019 and 2018, respectively	985	1,494	(1,357)
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of $1,219, ($2,004) and ($1,846) for the year ended June 30, 2020, 2019 and 2018, respectively	1,245	(7,421)	(3,383)
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $520, $292 and $183 for the year ended June 30, 2020, 2019 and 2018, respectively	917	272	260
Release of unrealized gain on marketable securities - net of tax effect of nil for the year ended June 30, 2020, 2019, and 2018 respectively	—	—	(617)
Total other comprehensive income (loss) net, for the period	(6,299)	(9,521)	(15,155)
Total comprehensive income	228,069	276,116	227,145
Comprehensive (income) loss attributable to non-controlling interests	(143)	(136)	(76)
Total comprehensive income attributable to OpenText	$227,926	$275,980	$227,069
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)

	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2017	264,060	$1,613,454	(1,102)	$(27,520)	$1,897,624	$48,800	$961	$3,533,319
Issuance of Common Shares
Under employee stock option plans	2,870	54,355	—	—	—	—	—	54,355
Under employee stock purchase plans	721	20,458	—	—	—	—	—	20,458
Share-based compensation	—	27,594	—	—	—	—	—	27,594
Issuance of treasury stock	—	(8,788)	411	8,788	—	—	—	—
Dividends declared ($0.5478 per Common Share)	—	—	—	—	(145,613)	—	—	(145,613)
Other comprehensive income - net	—	—	—	—	—	(15,155)	—	(15,155)
Net income for the year	—	—	—	—	242,224	—	76	242,300
Balance as of June 30, 2018	267,651	$1,707,073	(691)	$(18,732)	$1,994,235	$33,645	$1,037	$3,717,258
Issuance of Common Shares
Under employee stock option plans	1,472	35,626	—	—	—	—	—	35,626
Under employee stock purchase plans	711	21,835	—	—	—	—	—	21,835
Share-based compensation	—	26,770	—	—	—	—	—	26,770
Purchase of treasury stock	—	—	(726)	(26,499)	—	—	—	(26,499)
Issuance of treasury stock	—	(16,465)	614	16,465	—	—	—	—
Dividends declared ($0.6300 per Common Share)	—	—	—	—	(168,859)	—	—	(168,859)
Cumulative effect of ASU 2016-16	—	—	—	—	(26,780)	—	—	(26,780)
Cumulative effect of Topic 606	—	—	—	—	29,786	—	—	29,786
Other comprehensive income - net	—	—	—	—	—	(9,521)	—	(9,521)
Non-controlling interest	—	(625)	—	—	—	—	42	(583)
Net income for the year	—	—	—	—	285,501	—	136	285,637
Balance as of June 30, 2019	269,834	$1,774,214	(803)	$(28,766)	$2,113,883	$24,124	$1,215	$3,884,670
Issuance of Common Shares
Under employee stock option plans	1,530	41,282	—	—	—	—	—	41,282
Under employee stock purchase plans	499	17,757	—	—	—	—	—	17,757
Share-based compensation	—	29,532	—	—	—	—	—	29,532
Purchase of treasury stock	—	—	(300)	(12,424)	—	—	—	(12,424)
Issuance of treasury stock	—	(11,008)	481	17,582	—	—	—	6,574
Dividends declared ($0.6984 per Common Share)	—	—	—	—	(188,712)	—	—	(188,712)
Other comprehensive income - net	—	—	—	—	—	(6,299)	—	(6,299)
Non-controlling interest	—	—	—	—	—	—	(39)	(39)
Net income for the year	—	—	—	—	234,225	—	143	234,368
Balance as of June 30, 2020	271,863	$1,851,777	(622)	$(23,608)	$2,159,396	$17,825	$1,319	$4,006,709

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended June 30,
	2020	2019	2018
Cash flows from operating activities:
Net income for the period	$234,368	$285,637	$242,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	514,734	470,928	456,929
Share-based compensation expense	29,532	26,770	27,594
Pension expense	5,802	4,624	3,738
Amortization of debt issuance costs	4,633	4,330	4,646
Amortization of deferred charges and credits	—	—	4,242
Accelerated amortization of right of use assets (note 18)	36,864	—	—
Loss on extinguishment of debt	17,854	—	—
Loss on sale and write down of property and equipment	9,714	9,438	2,234
Release of unrealized gain on marketable securities to income	—	—	(841)
Deferred taxes	51,388	47,425	89,736
Share in net (income) loss of equity investees	(8,700)	(13,668)	(5,965)
Write off of unamortized debt issuance costs	—	—	155
Changes in operating assets and liabilities:
Accounts receivable	84,499	75,508	(22,566)
Contract assets	(40,301)	(37,623)	—
Prepaid expenses and other current assets	(6,897)	(819)	(7,274)
Income taxes and deferred charges and credits	(35,086)	27,291	(31,323)
Accounts payable and accrued liabilities	30,613	(21,732)	(91,650)
Deferred revenue	25,306	(1,827)	35,629
Other assets	1,127	(4)	497
Operating lease assets and liabilities, net	(914)	—	—
Net cash provided by operating activities	954,536	876,278	708,081
Cash flows from investing activities:
Additions of property and equipment	(72,709)	(63,837)	(105,318)
Purchase of XMedius	(73,335)	—	—
Purchase of Carbonite, Inc., net of cash and restricted cash acquired	(1,305,097)	—	—
Purchase of Dynamic Solutions Group Inc.	(4,149)	—	—
Purchase of Catalyst Repository Systems Inc.	—	(70,800)	—
Purchase of Liaison Technologies, Inc.	—	(310,644)	—
Purchase of Hightail, Inc., net of cash acquired	—	—	(20,535)
Purchase of Guidance Software, Inc., net of cash acquired	—	(2,279)	(229,275)
Purchase of Covisint Corporation, net of cash acquired	—	—	(71,279)
Other investing activities	(14,127)	(16,966)	(18,034)
Net cash used in investing activities	(1,469,417)	(464,526)	(444,441)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	66,600	57,889	75,935
Proceeds from long-term debt and Revolver	3,150,000	—	1,200,000
Repayment of long-term debt and Revolver	(1,713,631)	(10,000)	(1,149,620)
Debt extinguishment costs (note 23)	(11,248)	—	—
Debt issuance costs	(21,806)	(322)	(4,375)
Purchase of Treasury Stock	(12,424)	(26,499)	—
Purchase of non-controlling interests	—	(583)	—
Payments of dividends to shareholders	(188,712)	(168,859)	(145,613)
Net cash provided by (used in) financing activities	1,268,779	(148,374)	(23,673)
Foreign exchange gain (loss) on cash held in foreign currencies	(178)	(3,826)	(2,186)
Increase (decrease) in cash, cash equivalents and restricted cash during the period	753,720	259,552	237,781
Cash, cash equivalents and restricted cash at beginning of the period	943,543	683,991	446,210
Cash, cash equivalents and restricted cash at end of the period	$1,697,263	$943,543	$683,991

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

Reconciliation of cash, cash equivalents and restricted cash:	June 30, 2020	June 30, 2019	June 30, 2018
Cash and cash equivalents	$1,692,850	$941,009	$682,942
Restricted cash (1)	4,413	2,534	1,049
Total cash, cash equivalents and restricted cash	$1,697,263	$943,543	$683,991

(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Consolidated Balance Sheets

Supplemental cash flow disclosures (note 22)
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended June 30, 2020
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa) and EC1 Pte. Ltd. (GXS Singapore), which as of June 30, 2020, were 70% and 81% owned, respectively, by OpenText. All intercompany balances and transactions have been eliminated.
Throughout this Annual Report on Form 10-K: (i) the term "Fiscal 2021" means our fiscal year beginning on July 1, 2020 and ending June 30, 2021; (ii) the term “Fiscal 2020” means our fiscal year beginning on July 1, 2019 and ended June 30, 2020; (iii) the term “Fiscal 2019” means our fiscal year beginning on July 1, 2018 and ended June 30, 2019; (iv) the term “Fiscal 2018” means our fiscal year beginning on July 1, 2017 and ended June 30, 2018; and (v) the term “Fiscal 2017” means our fiscal year beginning on July 1, 2016 and ended June 30, 2017.
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
In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 continues to significantly impact the global economy. As the impacts of the pandemic continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. As of June 30, 2020, we have recorded certain estimates resulting from the pandemic, particularly with respect to the COVID-19 Restructuring Plan and allowance for doubtful accounts, based on management's estimates and assumptions utilizing the most currently available information. Such estimates may be subject to change particularly given the unprecedented nature of the COVID-19 pandemic. We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to potential items such as special charges, restructurings, asset impairments and other non-recurring costs. Please see note 18 "Special Charges (Recoveries)" and "Risk Factors" included within Part I Item 1A of this Annual Report on Form 10-K.
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

•	An increase in operating lease right of use assets of $217.5 million;

•	An increase in total operating lease liabilities of $253.5 million;

•	A decrease in prepaid expenses and other current assets of $6.6 million in connection with lease fair value adjustments and prepaid rent;

•	A decrease in other assets of $0.2 million in connection with lease fair value adjustments; and

•	A decrease in total accrued liabilities of $42.8 million in connection with tenant allowances, deferred rent, lease fair value adjustments, and amounts payable in respect of restructured facilities.
The adoption of Topic 842 had no impact to the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statement of Shareholders' Equity or Consolidated Statements of Cash Flows. Please refer to note 2 "Accounting Policies and Recent Accounting Pronouncements" and note 6 “Leases” for additional information.
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
Accounts Receivable and Allowance for doubtful accounts
From time to time, we may sell certain accounts receivable to a financial institution on a non-recourse basis for cash, less a discount. Proceeds from the sale of receivables approximate their discounted book value and are included in operating cash flows on the Consolidated Statement of Cash Flows.
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. We evaluate the creditworthiness of our customers prior to order fulfillment and based on these evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers' payment history and current creditworthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, our historical collection experience and current economic expectations. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2020 and 2019.
Property and equipment
Property and equipment are stated at the lower of cost or net realizable value, and shown net of depreciation which is computed on a straight-line basis over the estimated useful lives of the related assets. Gains and losses on asset disposals are taken into income in the year of disposition. Fully depreciated property and equipment are retired from the Consolidated Balance Sheets when they are no longer in use. Please see the "Impairment of long-lived assets" section below for policy on property and equipment impairments. The following represents the estimated useful lives of property and equipment as of June 30, 2020:

Furniture and fixtures	5 years
Office equipment	5 years
Computer hardware	3 to 5 years
Computer software	3 to 7 years
Capitalized software	3 to 5 years
Leasehold improvements	Lesser of the lease term or 5 years
Building	40 years

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
As of June 30, 2020 and 2019 our capitalized software development costs were $111.2 million and $95.7 million, respectively. Our additions, relating to capitalized software development costs, incurred during Fiscal 2020 and Fiscal 2019 were $15.4 million and $14.3 million, respectively.
Leases
We enter into operating leases, both domestically and internationally, for certain facilities, automobiles, data centers and equipment for use in the ordinary course of business. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and we do not have any material finance leases. In accordance with ASC Topic 842 "Leases" (Topic 842), we account for a contract as a lease when we have the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. We determine the initial classification and measurement of our right of use (ROU) assets and lease liabilities at the lease commencement date and thereafter if modified. Refer to note 6 "Leases" for our full policy.
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

Impairment of long-lived assets
We account for the impairment and disposition of long-lived assets in accordance with ASC Topic 360, “Property, Plant, and Equipment” (Topic 360). We test long-lived assets or asset groups, such as property and equipment, ROU assets and definite lived intangible assets, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of before the end of its estimated useful life.
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
We have not recorded any significant impairment charges for long-lived assets during Fiscal 2020, Fiscal 2019 and Fiscal 2018.
Business combinations
We apply the provisions of ASC Topic 805, “Business Combinations” (Topic 805), in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities, including contingent consideration where applicable, assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement, particularly since these assumptions and estimates are based in part on historical experience and information obtained from the management of the acquired companies. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill in the period identified. Furthermore, when valuing certain intangible assets that we have acquired, critical estimates may be made relating to, but not limited to: (i) future expected cash flows from software license sales, cloud SaaS, "desktop as a service" (DaaS) and PaaS contracts, support agreements, consulting agreements and other customer contracts (ii) the acquired company's technology and competitive position, as well as assumptions about the period of time that the acquired technology will continue to be used in the combined company's product portfolio, and (iii) discount rates. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded to our Consolidated Statements of Income.
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

Our operations are analyzed by management and our chief operating decision maker (CODM) as being part of a single industry segment: the design, development, marketing and sales of Information Management software and solutions. Therefore, our goodwill impairment assessment is based on the allocation of goodwill to a single reporting unit.
We perform a qualitative assessment to test our reporting unit's goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is more likely than not (i.e. a likelihood of more than 50 percent) to be less than its carrying amount, the quantitative assessment of the impairment test is performed. In the quantitative assessment, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets of our reporting unit exceeds its fair value, then an impairment loss equal to the difference, but not exceeding the total carrying value of goodwill allocated to the reporting unit, would be recorded.
Our annual impairment analysis of goodwill was performed as of April 1, 2020. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2020 (no impairments were recorded for Fiscal 2019 and Fiscal 2018).
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
Asset retirement obligations
We account for asset retirement obligations in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations” (Topic 410), which applies to certain obligations associated with “leasehold improvements” within our leased office facilities. Topic 410 requires that a liability be initially recognized for the estimated fair value of the obligation when it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges which are generally recorded within "General and administrative" expense in our Consolidated Statements of Income. When the obligation is settled, any difference between the final cost and the recorded amount is recognized as income or loss on settlement in our Consolidated Statements of Income.
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
License revenue
Our license revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses, all of which are deployed on the customer’s premise (on-premise).
Perpetual licenses: We sell perpetual licenses which provide customers the right to use software for an indefinite period of time in exchange for a one-time license fee, which is generally paid at contract inception. Our perpetual licenses provide a right to use IP that is functional in nature and have significant stand-alone functionality. Accordingly, for perpetual licenses of functional IP, revenue is recognized at the point-in-time when control has been transferred to the customer, which normally occurs once software activation keys have been made available for download.
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
Cloud services and subscriptions revenue
Cloud services and subscriptions revenue are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced B2B integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis. Our cloud arrangements can be broadly categorized as PaaS, SaaS, cloud subscriptions and managed services.
PaaS/ SaaS/ Cloud Subscriptions (collectively referred to here as cloud-based solutions): We offer cloud-based solutions that provide customers the right to access our software through the internet. Our cloud-based solutions represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. These services are made available to the customer continuously throughout the contractual period. However, the extent to which the customer uses the services may vary at the customer’s discretion. The payment for cloud-based solutions may be received either at inception of the arrangement, or over the term of the arrangement.
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
Managed services: We provide comprehensive B2B process outsourcing services for all day-to-day operations of a customers’ B2B integration program. Customers using these managed services are not permitted to take possession of our software and the contract is for a defined period, where customers pay a monthly or quarterly fee. Our performance obligation is satisfied as we provide services of operating and managing a customer's EDI environment. Revenue relating to these services is recognized using an output method based on the expected level of service we will provide over the term of the contract.
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
If all the above criteria are met, we use an input-based measure of progress for recognizing professional service revenue. For example, we may consider total labor hours incurred compared to total expected labor hours. As a practical expedient, when we invoice a customer at an amount that corresponds directly with the value to the customer of our performance to date, we will recognize revenue at that amount.
Material rights
To the extent that we grant our customer an option to acquire additional products or services in one of our arrangements, we will account for the option as a distinct performance obligation in the contract only if the option provides a material right to the customer that the customer would not receive without entering into the contract. For example if we give the customer an option to acquire additional goods or services in the future at a price that is significantly lower than the current price, this would be a material right as it allows the customer to, in effect, pay in advance for the option to purchase future products or services. If a material right exists in one of our contracts, then revenue allocated to the option is deferred and we would recognize revenue only when those future products or services are transferred or when the option expires.
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
If these criteria are met, each product or service is separately accounted for as a distinct performance obligation and the total transaction price is allocated to each performance obligation on a relative SSP basis.
Standalone selling price
The SSP reflects the price we would charge for a specific product or service if it were sold separately in similar circumstances and to similar customers. In most cases we can establish the SSP based on observable data. We typically establish a narrow SSP range for our products and services and assess this range on a periodic basis or when material changes in facts and circumstances warrant a review.
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
Sales to resellers
We execute certain sales contracts through resellers, distributors and channel partners (collectively referred to as resellers). Typically, we conclude that the resellers are Open Text customers in our reseller agreements. The resellers have control over the pricing, service and products prior to being transferred to the end customer. We also assess the creditworthiness of each reseller and if they are newly formed, undercapitalized or in financial difficulty, we defer any revenues expected to emanate from such reseller and recognize revenue only when cash is received, and all other revenue recognition criteria under Topic 606 are met.
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

Performance Obligations
A summary of our typical performance obligations and when the obligations are satisfied are as follows:

Performance Obligation	When Performance Obligation is Typically Satisfied
License revenue:
Software licenses (Perpetual, Term, Subscription)	When software activation keys have been made available for download (point in time)
Cloud services and subscriptions revenue:
Outsourced Professional Services	As the services are provided (over time)
Managed Services / Ongoing Hosting / SaaS	Over the contract term, beginning on the date that service is made available (i.e. "Go live") to the customer (over time)
Customer support revenue:
When and if available updates and upgrades and technical support	Ratable over the course of the service term (over time)
Professional service and other revenue:
Professional services	As the services are provided (over time)

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

Expenses for incremental costs associated with obtaining a contract are recorded within "Sales and marketing" expense in the Consolidated Statements of Income.
Our short-term capitalized costs to obtain a contract are included in "Prepaid expenses and other current assets", while our long-term capitalized costs to obtain a contract are included in "Other assets" on our Consolidated Balance Sheets.
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
We account for our uncertain tax provisions by using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including the resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not that the position will be sustained on audit. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company's best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We recognize both accrued interest and penalties related to liabilities for income taxes within the "Provision for (recovery of) income taxes" line of our Consolidated Statements of Income (see note 15 "Income Taxes" for more details).
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
We apply the provisions of ASC 820, “Fair Value Measurements and Disclosures”, to our derivative financial instruments that we are required to carry at fair value pursuant to other accounting standards (see note 16 "Fair Value Measurement" for more details).
Foreign currency
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the previous month of the transaction. The effect of foreign currency translation adjustments are recorded as a component of "Accumulated other comprehensive income". Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item “Other income (expense), net” for Fiscal 2020, Fiscal 2019 and Fiscal 2018 were $(4.2) million, $(4.3) million, and $4.8 million, respectively.
Restructuring charges
We record restructuring charges relating to contractual lease obligations, not accounted for under ASC 842, and other exit costs in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” (Topic 420). Topic 420 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. In order to incur a liability pursuant to Topic 420, our management must have established and approved a plan of restructuring in sufficient detail. A liability for a cost associated with involuntary termination benefits is recorded when benefits have been communicated and a liability for a cost to terminate an operating lease or other contract is incurred, when the contract has been terminated in accordance with the contract terms or we have ceased using the right conveyed by the contract, such as vacating a leased facility not accounted for under ASC 842.
The recognition of restructuring charges requires us to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sub-lease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances (see note 18 "Special Charges (Recoveries)" for more details).

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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this Annual Report on Form 10-K, the aggregate of such accrued liabilities was not material to our consolidated financial position or results of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations. As described more fully below, we are unable at this time to estimate a possible loss or range of losses in respect of certain disclosed matters (see note 14 "Guarantees and Contingencies" for more details).
Net income per share
Basic net income per share is computed using the weighted average number of Common Shares outstanding including contingently issuable shares where the contingency has been resolved. Diluted net income per share is computed using the weighted average number of Common Shares and stock equivalents outstanding using the treasury stock method during the year (see note 24 "Earnings Per Share" for more details).
Share-based payment
We measure share-based compensation costs, in accordance with ASC Topic 718, “Compensation - Stock Compensation” (Topic 718) on the grant date, based on the calculated fair value of the award. We have elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which in our circumstances is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro-rata value of the award that has vested. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered. This estimate is adjusted in the period once actual forfeitures are known (see note 13 "Share Capital, Option Plans and Share-based Payments" for more details).
Accounting for Pensions, post-retirement and post-employment benefits
Pension expense is accounted for in accordance with ASC Topic 715, “Compensation-Retirement Benefits” (Topic 715). Pension expense consists of actuarially computed costs of pension benefits in respect of the current year of service, imputed returns on plan assets (for funded plans) and imputed interest on pension obligations. The expected costs of post retirement benefits, other than pensions, are accrued in the Consolidated Financial Statements based upon actuarial methods and assumptions. The over-funded or under-funded status of defined benefit pension and other post retirement plans are recognized as an asset or a liability (with the offset to “Accumulated other comprehensive income”, net of tax, within “Shareholders' equity”), respectively, on the Consolidated Balance Sheets (see note 12 "Pension Plans and Other Post Retirement Benefits" for more details).
Accounting Pronouncements Adopted in Fiscal 2020
During Fiscal 2020, we have adopted the following ASUs, in addition to those discussed in note 1 "Basis of Presentation". The ASUs listed below did not have a material impact to our reported financial position, results of operations or cash flows:
•ASU No. 2017-12 “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12)
•ASU No. 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”

Accounting Pronouncements Not Yet Adopted
Retirement Benefits
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-14 “Compensation-Retirement Benefits-Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (ASU 2018-14), which modifies the disclosure requirements for defined benefit pension plans and other post retirement plans. We will adopt ASU 2018-14 in the first quarter of our fiscal year ending June 30, 2021. The effect on our Consolidated Financial Statements and related disclosures is not expected to be material.
Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, and ASU 2020-02 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. We will adopt Topic 326 in the first quarter of our fiscal year ending June 30, 2021 by applying a cumulative effect adjustment to retained earnings. The effect on our Consolidated Financial Statements and related disclosures is not expected to be material.
NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: license, cloud services and subscriptions, customer support, and professional service and other. The following table disaggregates our revenue by significant geographic area, based on the location of our end customer, and by type of performance obligation and timing of revenue recognition for the periods indicated:

	Year Ended June 30,
	2020	2019
Total Revenues by Geography:
Americas (1)	$1,903,650	$1,683,282
EMEA (2)	942,281	920,422
Asia Pacific (3)	263,805	265,051
Total revenues	$3,109,736	$2,868,755

	Year Ended June 30,
	2020	2019
Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$1,157,686	$907,812
Customer support revenue	1,275,586	1,247,915
Total recurring revenues	$2,433,272	$2,155,727
License revenue (perpetual, term and subscriptions)	402,851	428,092
Professional service and other revenue	273,613	284,936
Total revenues	$3,109,736	$2,868,755

Total Revenues by Timing of Revenue Recognition:
Point in time	$402,851	$428,092
Over time (including professional service and other revenue)	2,706,885	2,440,663
Total revenues	$3,109,736	$2,868,755

(1) Americas consists of countries in North, Central and South America.
(2) EMEA primarily consists of countries in Europe, the Middle East and Africa.
(3) Asia Pacific primarily consists of Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of June 30, 2020	As of June 30, 2019
Short-term contract assets	$29,570	$20,956
Long-term contract assets	$15,427	$15,386
Short-term deferred revenue	$812,218	$641,656
Long-term deferred revenue	$94,382	$46,974

The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the year ended June 30, 2020, we reclassified $33.0 million (year ended June 30, 2019—$19.2 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the year ended June 30, 2020 and 2019, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the year ended June 30, 2020 that was included in the deferred revenue balances at June 30, 2019 was $631 million (year ended June 30, 2019—$617 million).
Incremental Costs of Obtaining a Contract with a Customer
The following table summarizes the changes in total capitalized costs since July 1, 2018:

Capitalized costs to obtain a contract as of July 1, 2018	$35,151
New capitalized costs incurred	24,347
Amortization of capitalized costs	(11,003)
Adjustments on account of foreign exchange	(211)
Capitalized costs to obtain a contract as of June 30, 2019	48,284
New capitalized costs incurred	29,427
Amortization of capitalized costs	(16,919)
Adjustments on account of foreign exchange	371
Capitalized costs to obtain a contract as of June 30, 2020	$61,163

During the year ended June 30, 2020 and 2019, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to note 2 "Accounting Policies and Recent Accounting Pronouncements" for additional information on incremental costs of obtaining a contract.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2020, approximately $1.4 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 46% of this amount over the next 12 months and the remaining balance thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.
Refer to note 2 "Accounting Policies and Recent Accounting Pronouncements" for additional information on our revenue policy.
NOTE 4—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2017	$6,319
Bad debt expense	9,942
Write-off /adjustments	(6,520)
Balance as of June 30, 2018	9,741
Bad debt expense	13,461
Write-off /adjustments	(6,191)
Balance as of June 30, 2019	17,011
Bad debt expense	11,461
Write-off /adjustments	(7,566)
Balance as of June 30, 2020	$20,906

Included in accounts receivable are unbilled receivables in the amount of $55.2 million as of June 30, 2020 (June 30, 2019—$56.1 million).
NOTE 5—PROPERTY AND EQUIPMENT

	As of June 30, 2020
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$39,158	$(28,473)	$10,685
Office equipment	2,272	(1,329)	943
Computer hardware	294,745	(198,194)	96,551
Computer software	127,299	(103,057)	24,242
Capitalized software development costs	111,202	(70,015)	41,187
Leasehold improvements	111,384	(74,395)	36,989
Land and buildings	49,268	(15,310)	33,958
Total	$735,328	$(490,773)	$244,555

	As of June 30, 2019
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$40,260	$(26,492)	$13,768
Office equipment	1,993	(1,576)	417
Computer hardware	258,802	(177,402)	81,400
Computer software	119,018	(87,240)	31,778
Capitalized software development costs	95,729	(56,205)	39,524
Leasehold improvements	113,510	(66,520)	46,990
Land and buildings	49,557	(13,981)	35,576
Total	$678,869	$(429,416)	$249,453

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
Lease Costs and Other Information
The following illustrates the various components of operating lease costs for the period indicated:

Year Ended June 30, 2020
Operating lease cost	$68,705
Short-term lease cost	1,178
Variable lease cost	3,536
Sublease income	(6,035)
Total lease cost	$67,384

The following table summarizes the weighted average remaining lease term and discount rate as of June 30, 2020:

Weighted-average remaining lease term	6.18 years
Weighted-average discount rate	3.12%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payment made for variable lease cost and short-term lease are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

Year Ended June 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities:	$71,900
Right of use assets obtained in exchange for new operating lease liabilities(1) :	$32,328
(1) Excludes the impact of $60.1 million of ROU assets acquired as part of the acquisition of Carbonite and $2.9 million of ROU assets acquired as part of the acquisition of XMedius during the year ended June 30, 2020.

Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our operating leases liabilities as of June 30, 2020:

Fiscal years ending June 30,
2021	$71,577
2022	59,399
2023	45,778
2024	34,077
2025	25,121
Thereafter	72,657
Total Lease payments	$308,609
Less: Imputed interest	(27,373)
Total	$281,236
Reported as:
Current operating lease liabilities	64,071
Non-current operating lease liabilities	217,165
Total	$281,236

Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $7.6 million in Fiscal 2021, and $19.5 million thereafter. These amounts do not include any potential sublease income from facilities vacated during the fourth quarter of Fiscal 2020 under our COVD-19 restructuring plan.
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

NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2018:

Balance as at June 30, 2018	$3,580,129
Acquisition of Catalyst (note 19)	30,973
Acquisition of Liaison (note 19)	163,592
Adjustments on account of foreign exchange	(4,786)
Balance as of June 30, 2019	3,769,908
Acquisition of XMedius (note 19)	49,633
Acquisition of Carbonite (note 19)	853,162
Acquisition of The Fax Guys (note 19)	1,951
Adjustments relating to acquisitions prior to Fiscal 2020 that had open measurement periods (note 19)	1,476
Adjustments on account of foreign exchange	(3,774)
Balance as of June 30, 2020	$4,672,356

NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2020
	Cost	Accumulated Amortization	Net
Technology assets	$1,084,144	$(502,376)	$581,768
Customer assets	1,434,832	(404,036)	1,030,796
Total	$2,518,976	$(906,412)	$1,612,564

	As of June 30, 2019
	Cost	Accumulated Amortization	Net
Technology assets	$835,498	$(349,259)	$486,239
Customer assets	1,397,937	(737,672)	660,265
Total	$2,233,435	$(1,086,931)	$1,146,504

Where applicable, the above balances as of June 30, 2020 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the year ended June 30, 2020. The impact of this resulted in a reduction of $52.6 million to technology assets and $553.2 million to customer assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and seven years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2021	$432,514
2022	396,799
2023	314,979
2024	234,580
2025	122,320
2026 and beyond	111,372
Total	$1,612,564

NOTE 9—OTHER ASSETS

	As of June 30, 2020	As of June 30, 2019
Deposits and restricted cash	$11,612	$13,671
Capitalized costs to obtain a contract	43,029	35,593
Investments	76,002	67,002
Long-term prepaid expenses and other long-term assets	23,824	32,711
Total	$154,467	$148,977

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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments is recorded as a component of other income (expense), net in our Consolidated Statements of Income (see note 23 "Other Income (Expense), Net"). During the year ended June 30, 2020, our share of income (loss) from these investments was $8.7 million (year ended June 30, 2019 and 2018 — $13.7 million and $6.0 million, respectively).
Long-term prepaid expenses and other long-term assets includes advance payments on long-term licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.
NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of June 30, 2020	As of June 30, 2019
Accounts payable—trade	$41,469	$46,323
Accrued salaries and commissions	155,496	131,430
Accrued liabilities(1)	129,048	117,551
Accrued interest on Senior Notes	30,761	24,786
Amounts payable in respect of restructuring and other Special charges(1)	12,185	8,153
Asset retirement obligations	4,355	1,660
Total	$373,314	$329,903

Long-term accrued liabilities:

	As of June 30, 2020	As of June 30, 2019
Amounts payable in respect of restructuring and other Special charges(1)	$13,768	$4,804
Other accrued liabilities(1)	8,215	30,338
Asset retirement obligations	12,972	14,299
Total	$34,955	$49,441

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
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of June 30, 2020, the present value of this obligation was $17.3 million (June 30, 2019—$16.0 million), with an undiscounted value of $18.7 million (June 30, 2019—$17.6 million).

NOTE 11—LONG-TERM DEBT

	As of June 30, 2020	As of June 30, 2019
Total debt
Senior Notes 2030	$900,000	$—
Senior Notes 2028	900,000	—
Senior Notes 2026	850,000	850,000
Senior Notes 2023	—	800,000
Term Loan B	977,500	987,500
Revolver	600,000	—
Total principal payments due	4,227,500	2,637,500

Premium on Senior Notes 2026	4,756	5,405
Debt issuance costs	(37,945)	(28,027)
Total amount outstanding	4,194,311	2,614,878

Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Revolver	600,000	—
Total current portion of long-term debt	610,000	10,000

Non-current portion of long-term debt	$3,584,311	$2,604,878

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
For the year ended June 30, 2020, we recorded interest expense of $13.7 million relating to Senior Notes 2030.
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
For the year ended June 30, 2020, we recorded interest expense of $12.9 million relating to Senior Notes 2028.
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
For the year ended June 30, 2020, we recorded interest expense of $49.9 million relating to Senior Notes 2026 (year ended June 30, 2019 and 2018— $49.9 million, respectively).
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
On March 5, 2020, we redeemed Senior Notes 2023 in full at a price equal to 101.406% of the principal amount plus accrued and unpaid interest up to but excluding the redemption date. A portion of the proceeds from the offerings of Senior Notes 2028 and Senior Notes 2030 was used to redeem Senior Notes 2023. Upon redemption, Senior Notes 2023 were cancelled and any obligation thereunder was extinguished. The resulting loss of $17.9 million has been recorded as a component of "Other income (expense), net" in our Consolidated Statements of Income. See note 23 "Other Income (Expense), Net".
For the year ended June 30, 2020, we recorded interest expense of $30.6 million relating to Senior Notes 2023 (year ended June 30, 2019 and 2018— $45.0 million, respectively).
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
In connection with our acquisition of Carbonite, and as required by the 2022 Notes Indenture, Carbonite and the 2022 Notes Trustee entered into a first supplemental indenture, dated as of December 24, 2019 (the 2022 Notes Supplemental Indenture). The 2022 Notes Supplemental Indenture provided that, at and after the effective time of our acquisition of Carbonite, the right to convert each $1,000 principal amount of the Notes due 2022 was changed into the right to convert such principal amount of the Notes due 2022 solely into cash in an amount equal to the Conversion Rate (as defined in the 2022 Notes Indenture) in effect on the Conversion Date (as defined in the 2022 Notes Indenture) multiplied by $23.00, which was the price per share we paid in connection with our acquisition of Carbonite.
As a result of our acquisition of Carbonite, the Conversion Rate for the Notes due 2022 was temporarily increased by 7.7633 per $1,000 principal amount of Notes due 2022 to yield a Conversion Rate of 46.4667 per $1,000 principal amount of Notes due 2022.  The increased Conversion Rate was in effect until the close of business on February 27, 2020.  As of February 27, 2020, all Notes due 2022 had been surrendered and converted at a rate of $1,068.7341 in cash for each $1,000 principal amount. As of such date, there are no remaining Notes due 2022 outstanding.
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
Term Loan B has a seven year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of June 30, 2020, the outstanding balance on the Term Loan B bears an interest rate of 1.92%. For more information regarding the impact of LIBOR, see "-Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within Part I, Item 1A of this Annual Report on Form 10-K.

Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2020, our consolidated net leverage ratio was 2.0:1.
For the year ended June 30, 2020, we recorded interest expense of $33.3 million relating to Term Loan B (year ended June 30, 2019 and 2018— $41.1 million and $27.9 million, respectively).
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of June 30, 2020, the outstanding balance on the Revolver bears an interest rate of 1.94%. For more information regarding the impact of LIBOR, see "-Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within Part I, Item 1A of this Annual Report on Form 10-K.
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. As of June 30, 2020, our consolidated net leverage ratio was 2.0:1.
During the second quarter of Fiscal 2020, we drew down $750 million from the Revolver to partially fund the acquisition of Carbonite. In February 2020, we repaid $750 million drawn under the Revolver with a portion of the use of proceeds from the Senior Notes 2030 and Senior Notes 2028. In March 2020, we drew down $600 million from the Revolver as a preemptive measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. The proceeds from the $600 million draw down are presented within "Cash and cash equivalents" and within the "Current portion of long-term debt" in our Consolidated Balance Sheet as of June 30, 2020.
As of June 30, 2020, we have outstanding borrowings of $600 million under the Revolver (June 30, 2019—nil) and $150 million remains available to be drawn.
During the year ended June 30, 2020, we recorded interest expense relating to amounts drawn of $7.7 million.
As of June 30, 2019, we had no outstanding balance on the Revolver. There was no activity during the year ended June 30, 2019 and we recorded no interest expense.
During the year ended June 30, 2018, we drew down $200 million from the Revolver, partially to finance acquisitions. During the year ended June 30, 2018, we repaid $375.0 million and recorded interest expense of $9.0 million relating to amounts drawn on the Revolver.
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

NOTE 12—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP) and other plans as of June 30, 2020 and June 30, 2019:

	As of June 30, 2020
	Total benefit obligation	Current portion of benefit obligation(1)	Non-current portion of benefit obligation
CDT defined benefit plan	$32,851	$777	$32,074
GXS GER defined benefit plan	24,105	943	23,162
GXS PHP defined benefit plan	10,270	115	10,155
Other plans	8,590	852	7,738
Total	$75,816	$2,687	$73,129

	As of June 30, 2019
	Total benefit obligation	Current portion of benefit obligation(1)	Non-current portion of benefit obligation
CDT defined benefit plan	$35,836	$675	$35,161
GXS GER defined benefit plan	26,739	1,012	25,727
GXS PHP defined benefit plan	6,904	124	6,780
Other plans	8,052	481	7,571
Total	$77,531	$2,292	$75,239
(1) The current portion of the benefit obligation has been included within "Accrued salaries and commissions", all within "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets (see note 10 "Accounts Payable and Accrued Liabilities").
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of June 30, 2020, there is $0.7 million in accumulated other comprehensive income related to the CDT plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
GXS GER Plan
As part of our acquisition of GXS Group, Inc. (GXS) in Fiscal 2014, we assumed an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of June 30, 2020, there is $0.1 million in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.

GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of $0.04 million as of June 30, 2020, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of June 30, 2020, there is an immaterial amount in accumulated other comprehensive income related to the GXS PHP plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of June 30, 2020				As of June 30, 2019
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of fiscal year	$35,836	$26,739	$6,904	$69,479	$32,651	$25,382	$3,853	$61,886
Service cost	572	319	1,247	2,138	550	566	771	1,887
Interest cost	459	337	368	1,164	642	489	300	1,431
Benefits paid	(644)	(926)	(792)	(2,362)	(626)	(996)	(140)	(1,762)
Actuarial (gain) loss	(3,073)	(2,083)	2,333	(2,823)	3,365	1,872	1,957	7,194
Foreign exchange (gain) loss	(299)	(281)	210	(370)	(746)	(574)	163	(1,157)
Benefit obligation—end of period	32,851	24,105	10,270	67,226	35,836	26,739	6,904	69,479
Less: Current portion	(777)	(943)	(115)	(1,835)	(675)	(1,012)	(124)	(1,811)
Non-current portion of benefit obligation	$32,074	$23,162	$10,155	$65,391	$35,161	$25,727	$6,780	$67,668

The following are details of net pension expense relating to the following pension plans:

	Year Ended June 30,
	2020				2019				2018
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$572	$319	$1,247	$2,138	$550	$566	$771	$1,887	$501	$472	$832	$1,805
Interest cost	459	337	368	1,164	642	489	300	1,431	607	489	241	1,337
Amortization of actuarial (gains) and losses	939	244	(288)	895	696	130	(562)	264	541	72	(241)	372
Net pension expense	$1,970	$900	$1,327	$4,197	$1,888	$1,185	$509	$3,582	$1,649	$1,033	$832	$3,514

Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under "Other income (expense), net" on our Consolidated Statements of Income.

In determining the fair value of the pension plan benefit obligations as of June 30, 2020 and June 30, 2019, respectively, we used the following weighted-average key assumptions:

	As of June 30, 2020			As of June 30, 2019
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	1.75%	2.50%	6.50%	2.50%	2.50%	6.50%
Pension increases	1.50%	2.00%	N/A	2.00%	2.00%	N/A
Discount rate	1.46%	1.46%	3.50%	1.32%	1.32%	5.00%
Normal retirement age	65-67	65-67	60	65-67	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	12.19%	—%	—%	12.19%
to age 25	—%	—%	16.58%	—%	—%	16.58%
to age 30	1.00%	—%	13.97%	1.00%	—%	13.97%
to age 35	0.50%	—%	10.77%	0.50%	—%	10.77%
to age 40	—%	—%	7.39%	—%	—%	7.39%
to age 45	0.50%	—%	3.28%	0.50%	—%	3.28%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%

Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2021	$777	$943	$115
2022	839	971	403
2023	934	971	213
2024	1,037	978	282
2025	1,082	1,006	339
2026 to 2030	6,209	4,934	2,907
Total	$10,878	$9,803	$4,259

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
NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the year ended June 30, 2020, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.6984 per Common Share in the aggregate amount of $188.7 million, which we paid during the same period (year ended June 30, 2019 and 2018—$0.6300 and $0.5478 per Common Share, respectively, in the aggregate amount of $168.9 million and $145.6 million, respectively).
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
During the year ended June 30, 2020, we repurchased 300,000 of our Common Shares in the open market, at a cost of $12.4 million for potential reissuance under our LTIP or other plans (year ended June 30, 2019 and 2018—726,059 and nil, respectively, at a cost of $26.5 million and nil, respectively), described below.
During the year ended June 30, 2020, we reissued 480,574 Common Shares from treasury stock (year ended June 30, 2019 and 2018—613,524 and 411,276 Common Shares, respectively), in connection with the settlement of awards and other plans.
Option Plans
A summary of stock options outstanding under our 2004 Stock Option Plan is set forth below. All numbers shown in the chart below have been adjusted, where applicable, to account for the two-for-one stock splits that occurred on October 22, 2003, February 18, 2014 and January 24, 2017.

2004 Stock Option Plan
Date of inception	Oct-04
Eligibility	Eligible employees, as determined by the Board of Directors
Options granted to date	35,140,648
Options exercised to date	(19,192,995)
Options cancelled to date	(8,518,116)
Options outstanding	7,429,537
Termination grace periods	Immediately “for cause”; 90 days for any other reason; 180 days due to death
Vesting schedule	25% per year, unless otherwise specified
Exercise price range	$16.58 - $44.99
Expiration dates	8/2/2020 - 5/4/2027

The following table summarizes information regarding stock options outstanding at June 30, 2020:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of options Outstanding as of June 30, 2020	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of options Exercisable as of June 30, 2020	Weighted Average Exercise Price
$16.58	-	$27.46	960,483	1.39	$25.84	960,483	$25.84
27.47	-	31.50	547,692	2.91	29.37	405,982	29.20
31.51	-	33.17	615,000	3.92	32.64	66,667	32.63
33.18	-	34.60	867,036	4.13	34.10	399,065	34.00
34.61	-	37.54	674,760	5.17	35.86	231,006	35.32
37.55	-	38.30	439,000	6.84	37.84	—	—
38.31	-	39.02	730,110	6.10	38.76	—	—
39.03	-	39.98	792,686	5.23	39.35	185,155	39.36
39.99	-	43.06	700,980	6.01	40.51	—	—
43.07	-	44.99	1,101,790	6.60	44.99	—	—
$16.58	-	$44.99	7,429,537	4.78	$36.18	2,248,358	$30.18

Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Year Ended June 30,
	2020	2019	2018
Stock options	$9,779	$10,232	$9,828
Performance Share Units (issued under LTIP)	5,997	3,461	3,553
Restricted Share Units (issued under LTIP)	5,943	5,917	6,602
Restricted Share Units (other)	174	175	936
Deferred Share Units (directors)	3,345	3,133	2,921
Employee Share Purchase Plan	4,294	3,852	3,754
Total share-based compensation expense	$29,532	$26,770	$27,594

Summary of Outstanding Stock Options
As of June 30, 2020, an aggregate of 7,429,537 options to purchase Common Shares were outstanding and an additional 7,540,748 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the year ended June 30, 2020 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2019	7,102,753	$31.82	4.10	$66,656
Granted	2,742,230	41.81
Exercised	(1,529,947)	26.98
Forfeited or expired	(885,499)	34.51
Outstanding at June 30, 2020	7,429,537	$36.18	4.78	$49,574
Exercisable at June 30, 2020	2,248,358	$30.18	2.87	$27,651

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2018	7,078,435	$28.41	4.43	$48,405
Granted	1,870,340	38.81
Exercised	(1,472,031)	24.20
Forfeited or expired	(373,991)	32.33
Outstanding at June 30, 2019	7,102,753	$31.82	4.10	$66,656
Exercisable at June 30, 2019	2,176,002	$27.44	3.03	$29,950
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Year Ended June 30,
	2020	2019	2018
Weighted–average fair value of options granted	$6.88	$8.39	$7.58
Weighted-average assumptions used:
Expected volatility	22.63%	25.72%	26.95%
Risk–free interest rate	1.30%	2.57%	2.18%
Expected dividend yield	1.64%	1.54%	1.50%
Expected life (in years)	4.12	4.44	4.38
Forfeiture rate (based on historical rates)	7%	6%	6%
Average exercise share price	$41.81	$38.81	$34.60

As of June 30, 2020, the total compensation cost related to the unvested stock option awards not yet recognized was $29.7 million, which will be recognized over a weighted-average period of 2.9 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the year ended June 30, 2020, cash in the amount of $41.3 million was received as the result of the exercise of options granted under share-based payment arrangements (year ended June 30, 2019 and 2018—$35.6 million and $54.4 million, respectively). The tax benefit realized by us during the year ended June 30, 2020 from the exercise of options eligible for a tax deduction was $1.9 million (year ended June 30, 2019 and 2018— $2.9 million and $1.5 million, respectively).
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
As of June 30, 2020, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $18.2 million, which is expected to be recognized over a weighted average period of 1.8 years.
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
Restricted Share Units (RSUs)
During the year ended June 30, 2020, we granted 15,000 RSUs to employees in accordance with employment and other non-LTIP related agreements (year ended June 30, 2019 and 2018—nil and 4,464, respectively). RSUs vest over a specified contract date, typically three years from the respective date of grants. We expect to settle RSU awards in stock.
During the year ended June 30, 2020, we issued 3,334 Common Shares from treasury stock, with a cost of $0.1 million in connection with the settlement of vested RSUs (year ended June 30, 2019 and 2018— 22,627 and 98,625 Common Shares, respectively, with a cost of $0.7 million and $2.1 million, respectively).
Deferred Share Units (DSUs)
During the year ended June 30, 2020, we granted 82,733 DSUs to certain non-employee directors (year ended June 30, 2019 and 2018 — 100,271 and 87,501 DSUs, respectively). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
During the year ended June 30, 2020, we did not issue shares from treasury stock in connection with the settlement of vested DSUs (year ended June 30, 2019 and 2018 — 51,794 and nil DSUs, respectively, with a cost of $2.0 million and nil, respectively).
Employee Share Purchase Plan (ESPP)
Our ESPP offers employees a purchase price discount of 15%.
During the year ended June 30, 2020, 742,961 Common Shares were eligible for issuance to employees enrolled in the ESPP (year ended June 30, 2019 and 2018— 696,091 and 729,521 Common Shares, respectively).
During the year ended June 30, 2020, cash in the amount of $25.3 million was received from employees relating to the ESPP (year ended June 30, 2019 and 2018— $22.2 million and $21.5 million, respectively).

NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2020 - June 30, 2021	July 1, 2021 - June 30, 2023	July 1, 2023 - June 30, 2025	July 1, 2025 and beyond
Long-term debt obligations (1)	$4,668,943	$150,929	$301,274	$1,226,553	$2,990,187
Purchase obligations for contracts not accounted for as lease obligations (2)	108,572	47,489	61,083	—	—
	$4,777,515	$198,418	$362,357	$1,226,553	$2,990,187

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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this Annual Report on Form 10-K, the aggregate of such accrued liabilities was not material to our consolidated financial position or results of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations. As described more fully below, we are unable at this time to estimate a possible loss or range of losses in respect of certain disclosed matters.
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
As previously disclosed and noted above, we strongly disagree with the IRS’ positions and we are vigorously contesting the proposed adjustments to our taxable income, along with the proposed penalties and interest. We are pursuing various alternatives available to taxpayers to contest the proposed adjustments, including currently through IRS Appeals and potentially U.S. Federal court. Any such alternatives could involve a lengthy process and result in the incurrence of significant expenses. As of the date of this Annual Report on Form 10-K , we have not recorded any material accruals in respect of these examinations in our Consolidated Financial Statements. An adverse outcome of these tax examinations could have a material adverse effect on our financial position and results of operations.
For additional information regarding the history of this IRS matter, please see note 13 "Guarantees and Contingencies" in our Annual Report on Form 10-K for Fiscal 2018.
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2020, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015 to be limited to penalties and interest that may be due of approximately $44 million.
The notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015 would, as drafted, increase our taxable income by approximately $90 million to $100 million for each of those years, as well as impose a 10% penalty on the proposed adjustment to income.
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015 (including any penalties) are without merit. We have filed notices of objection for Fiscal 2012, Fiscal 2013 and Fiscal 2014, and we will be filing a notice of objection for Fiscal 2015 shortly. We are currently seeking competent authority consideration under applicable international treaties in respect of these reassessments.
Even if we are unsuccessful in challenging the CRA's reassessments to increase our taxable income for Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015, or potential reassessments that may be proposed for subsequent years currently under audit, we have elective deductions available for those years (including carry-backs from later years) that would offset such increased amounts so that no additional cash tax would be payable, exclusive of any assessed penalties and interest, as described above.
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments. As of the date of this Annual Report on Form 10-K, we have not recorded any accruals in respect of these reassessments in our Consolidated Financial Statements. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability in respect of our international transactions, including the transfer pricing methodology applied to them. The CRA is currently auditing Fiscal 2016 and Fiscal 2017. We are engaged in ongoing discussions with the CRA and continue to vigorously contest the CRA's audit positions.

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
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the “Securities Actions”). On November 21, 2019, the court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. The motion was fully briefed in June 2020 and awaits the court's decision. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this action and are unable to reasonably estimate the amount or range of loss, if any, that could result from this proceeding.
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
The effective tax rate decreased to a provision of 32.1% for the year ended June 30, 2020, compared to a provision of 35.2% for the year ended June 30, 2019. The decrease in tax expense of $44.1 million was primarily due to (i) a decrease of $23.7 million relating to lower net income including the impact of foreign rates, (ii) a decrease of $51.3 million for changes in unrecognized tax benefits, (iii) a decrease of $7.0 million from tax rate differential in tax years applicable to United States loss carryforwards that became eligible for carryback under the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted in the third quarter of Fiscal 2020, and (iv) a decrease of $16.0 million related to tax costs of internal reorganizations that did not recur in Fiscal 2020. These were partially offset by (i) an increase of $25.2 million related to the US Base Erosion Anti-avoidance Tax (US BEAT), (ii) an increase in accruals for repatriations from foreign subsidiaries of $17.3 million, (iii) an increase in the effect of withholding taxes of $5.9 million, and (iv) an increase in the change in the valuation allowance of $4.8 million. The remainder of the difference was due to normal course movements and non-material items.
A reconciliation of the combined Canadian federal and provincial income tax rate with our effective income tax rate is as follows:

	Year Ended June 30,
	2020	2019	2018
Expected statutory rate	26.5%	26.5%	26.5%
Expected provision for income taxes	$91,479	$116,752	$102,323
Effect of foreign tax rate differences	218	(1,344)	2,352
Change in valuation allowance	(222)	(5,045)	1,779
Amortization of deferred charges	—	—	4,242
Effect of permanent differences	1,215	(577)	4,332
Effect of changes in unrecognized tax benefits	(19,284)	31,992	5,543
Effect of withholding taxes	8,036	2,097	7,927
Difference in tax filings from provision	933	(250)	1,321
Effect of U.S. tax reform	—	—	19,037
Effect of tax credits for research and development	(14,947)	(13,550)	(3,875)
Effect of accrual for undistributed earnings	4,233	(13,112)	(1,154)
Effect of US BEAT	41,207	16,030	—
Effect of CARES Act	(7,009)	—	—
Other Items	4,527	5,473	(1)
Impact of internal reorganization of subsidiaries	451	16,471	—
	$110,837	$154,937	$143,826

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended June 30,
	2020	2019	2018
Domestic income (loss)	$241,862	$269,331	$238,405
Foreign income	103,343	171,243	147,721
Income before income taxes	$345,205	$440,574	$386,126

The provision for (recovery of) income taxes consisted of the following:

	Year Ended June 30,
	2020	2019	2018
Current income taxes (recoveries):
Domestic	$12,547	$7,862	$5,313
Foreign	46,902	99,650	48,777
	59,449	107,512	54,090
Deferred income taxes (recoveries):
Domestic	68,580	52,889	61,678
Foreign	(17,192)	(5,464)	28,058
	51,388	47,425	89,736
Provision for (recovery of) income taxes	$110,837	$154,937	$143,826

As of June 30, 2020, we have $347.0 million of domestic non-capital loss carryforwards. In addition, we have $478.6 million of foreign non-capital loss carryforwards of which $87.7 million have no expiry date. The remainder of the domestic and foreign losses expires between 2021 and 2040. In addition, investment tax credits of $55.0 million will expire between 2021 and 2040.
The primary components of the deferred tax assets and liabilities are as follows, for the periods indicated below:

	June 30,
	2020	2019
Deferred tax assets
Non-capital loss carryforwards	$208,248	$161,119
Capital loss carryforwards	152	155
Undeducted scientific research and development expenses	160,354	137,253
Depreciation and amortization	415,516	683,777
Restructuring costs and other reserves	21,999	17,845
Deferred revenue	60,026	53,254
Other	76,031	59,584
Total deferred tax asset	$942,326	$1,112,987
Valuation Allowance	$(81,810)	$(77,328)
Deferred tax liabilities
Scientific research and development tax credits	$(14,361)	$(14,482)
Other	(83,328)	(72,599)
Deferred tax liabilities	$(97,689)	$(87,081)
Net deferred tax asset	$762,827	$948,578
Comprised of:
Long-term assets	911,565	1,004,450
Long-term liabilities	(148,738)	(55,872)
	$762,827	$948,578

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
The aggregate changes in the balance of our gross unrecognized tax benefits (including interest and penalties) were as follows:

Unrecognized tax benefits as of July 1, 2018	$177,812
Increases on account of current year positions	25,642
Increases on account of prior year positions	15,024
Decreases due to settlements with tax authorities	—
Decreases due to lapses of statutes of limitations	(9,236)
Unrecognized tax benefits as of June 30, 2019	$209,242
Increases on account of current year positions	7,296
Increases on account of prior year positions	17,853
Decreases due to settlements with tax authorities	(20,457)
Decreases due to lapses of statutes of limitations	(18,853)
Unrecognized tax benefits as of June 30, 2020	$195,081

Included in the above tabular reconciliation are unrecognized tax benefits of $15.0 million relating to deferred tax assets, of which $6.0 million would not impact the effective tax rate if reversed. The net unrecognized tax benefit excluding these deferred tax assets is $180.0 million as of June 30, 2020 (June 30, 2019—$198.1 million).

We recognize interest expense and penalties related to income tax matters in income tax expense. For the year ended June 30, 2020, 2019 and 2018, we recognized the following amounts as income tax-related interest expense and penalties:

	Year Ended June 30,
	2020	2019	2018
Interest expense (recoveries)	$5,764	$10,512	$6,233
Penalties expense (recoveries)	327	945	(191)
Total	$6,091	$11,457	$6,042

The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of June 30, 2020	As of June 30, 2019
Interest expense accrued *	$70,364	$64,530
Penalties accrued *	$2,620	$2,525
* These balances are primarily included within "Long-term income taxes payable" within the Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of June 30, 2020, could decrease tax expense in the next 12 months by $7.3 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2012 for Germany, 2010 for the United States, 2012 for Luxembourg, and 2012 for Canada.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, Germany, India, Italy and the Philippines. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States and Canada audits are included in note 14 "Guarantees and Contingencies".
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
As at June 30, 2020, we have recognized a provision of $24.8 million (June 30, 2019—$17.4 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2020 and June 30, 2019:

	June 30, 2020				June 30, 2019
		Fair Market Measurements using:				Fair Market Measurements using:
	June 30, 2020	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2019	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward contracts designated as cash flow hedges (note 17)	$—	N/A	$—	N/A	$736	N/A	$736	N/A
Total	$—	$—	$—	$—	$736	$—	$736	$—

Financial Liabilities:
Foreign currency forward contracts designated as cash flow hedges (note 17)	$(185)	N/A	$(185)	N/A	$—	N/A	$—	N/A
Total	$(185)	$—	$(185)	$—	$—	$—	$—	$—

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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the year ended June 30, 2020 and 2019, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended June 30, 2020 and 2019, no impairments were identified and therefore no fair value measurements were required.

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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of June 30, 2020, is recorded within "Accounts payable and accrued liabilities" and represents the net loss before tax effect that is expected to be reclassified from accumulated other comprehensive income into earnings with the next twelve months.
As of June 30, 2020, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $62.3 million (June 30, 2019—$62.0 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (see note 16 "Fair Value Measurement")

		As of June 30, 2020	As of June 30, 2019
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$(185)	$736

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Year Ended June 30, 2020
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign currency forward contracts	$(2,261)	Operating expenses	$(1,340)

Year Ended June 30, 2019
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign currency forward contracts	$22	Operating expenses	$(2,033)

Year Ended June 30, 2018
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign currency forward contracts	$(647)	Operating expenses	$1,846

NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Year Ended June 30,
	2020	2019	2018
COVID-19 Restructuring Plan	$53,616	$—	$—
Fiscal 2020 Restructuring Plan	26,680	—	—
Fiscal 2019 Restructuring Plan	1,516	28,318	—
Fiscal 2018 Restructuring Plan	87	515	10,154
Restructuring Plans prior to Fiscal 2018 Restructuring Plan	(232)	278	7,486
Acquisition-related costs	13,750	5,625	4,805
Other charges (recoveries)	5,011	983	6,766
Total	$100,428	$35,719	$29,211

COVID-19 Restructuring Plan
During the fourth quarter of Fiscal 2020, in response to the COVID-19 pandemic, we made a strategic decision to move towards a significant work from home model. We began to implement restructuring activities to streamline our operations and significantly reduce our real estate footprint around the world (COVID-19 Restructuring Plan). The COVID-19 Restructuring Plan charges relate to workforce reductions and facility costs, including the accelerated amortization associated with the abandonment of ROU assets, the write-off of fixed assets and other related variable lease and exit costs. Currently, our assumptions with respect to the COVID-19 Restructuring Plan, do not include any potential sublease income from vacated facilities. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
As of June 30, 2020, we expect total costs to be incurred in connection with the COVID-19 Restructuring Plan to be approximately $62 million to $75 million, of which $53.6 million has been recorded within "Special charges (recoveries)" to date.
A reconciliation of the beginning and ending restructuring liability, which is included within "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets, for the year ended June 30, 2020 is shown below.

COVID-19 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2019	$—	$—	$—
Accruals and adjustments	8,702	12,319	21,021
Cash payments	(3,609)	(321)	(3,930)
Foreign exchange and other non-cash adjustments	79	278	357
Balance payable as at June 30, 2020	$5,172	$12,276	$17,448

During the year ended June 30, 2020, we incurred $27.2 million in charges associated with the accelerated amortization charges associated with the abandonment of facility related ROU assets and $5.4 million in charges associated with the write off of fixed assets as part of the COVID-19 Restructuring Plan.
Fiscal 2020 Restructuring Plan
During Fiscal 2020, we began to implement restructuring activities to streamline our operations (Fiscal 2020 Restructuring Plan), including in connection with our acquisitions of Carbonite and XMedius, to take further steps to improve our operational efficiency. The Fiscal 2020 Restructuring Plan charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate. During the fourth quarter of Fiscal 2020, we revised our assumption relating to potential sublease. Our current estimate does not include any potential sublease income from vacated facilities.

As of June 30, 2020, we expect total costs to be incurred in connection with the Fiscal 2020 Restructuring Plan to be approximately $36 million to $44 million, of which $26.7 million has been recorded within "Special charges (recoveries)" to date.
A reconciliation of the beginning and ending restructuring liability, which is included within "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets, for the year ended June 30, 2020 is shown below.

Fiscal 2020 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2019	$—	$—	$—
Accruals and adjustments	5,993	6,734	12,727
Cash payments	(4,412)	(261)	(4,673)
Foreign exchange and other non-cash adjustments	(5)	(31)	(36)
Balance payable as at June 30, 2020	$1,576	$6,442	$8,018

During the year ended June 30, 2020, we incurred $9.7 million in charges associated with the accelerated amortization associated with the abandonment of ROU assets and $4.3 million in charges associated with write off of fixed assets as part of the Fiscal 2020 Restructuring Plan.
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
Since the inception of the plan, $29.8 million has been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges relating to this plan.
A reconciliation of the beginning and ending liability for the year ended June 30, 2020 is shown below.

Fiscal 2019 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2019	$1,819	$5,288	$7,107
Adjustment for Topic 842 (note 1 and note 6)	—	(5,288)	(5,288)
Accruals and adjustments	523	993	1,516
Cash payments	(1,718)	(1,090)	(2,808)
Foreign exchange and other non-cash adjustments	(223)	97	(126)
Balance payable as at June 30, 2020	$401	$—	$401

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
Since the inception of the plan, $10.8 million has been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges relating to this plan.

A reconciliation of the beginning and ending liability for the year ended June 30, 2020 is shown below.

Fiscal 2018 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2019	$150	$486	$636
Adjustment for Topic 842 (note 1 and note 6)	—	(486)	(486)
Accruals and adjustments	(62)	149	87
Cash payments	(39)	(148)	(187)
Foreign exchange and other non-cash adjustments	(9)	(1)	(10)
Balance payable as at June 30, 2020	$40	$—	$40

Acquisition-related costs
Included within "Special charges (recoveries)" for the year ended June 30, 2020 are costs incurred directly in relation to acquisitions in the amount of $13.8 million (year ended June 30, 2019 and 2018—$5.6 million and $4.8 million, respectively).
Other charges (recoveries)
For the year ended June 30, 2020, "Other charges" includes $0.7 million relating to the accelerated amortization associated with the abandonment of ROU assets and $4.3 million relating to other miscellaneous charges.
For the year ended June 30, 2019, "Other charges" include (i) $1.1 million relating to one-time system implementation costs and (ii) $1.4 million relating to other miscellaneous charges. These charges were partially offset by a recovery of $1.5 million relating to certain pre-acquisition sales and use tax liabilities becoming statute barred.
For the year ended June 30, 2018, "Other charges" primarily include (i) $6.4 million relating to the setup of a broad ERP system and other system implementation costs and (ii) $4.9 million relating to miscellaneous other charges. These charges were partially offset by (i) $2.3 million relating to certain pre-acquisition sales and use tax liabilities that were recovered outside of the acquisition's one year measurement period and (ii) $2.2 million relating to certain-pre acquisition sales and use tax liabilities becoming statute barred.
NOTE 19—ACQUISITIONS
Fiscal 2020 Acquisitions
Acquisition of XMedius
On March 9, 2020, we acquired all of the equity interest in XMedius for $73.3 million in an all cash transaction. XMedius is a provider of secure information exchange and unified communication solutions. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe the acquisition complements our Customer Experience Management (CEM) and Business Network (BN) platforms.
The results of operations of this acquisition have been consolidated with those of OpenText beginning March 9, 2020.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of March 9, 2020, are set forth below:

Current assets	$8,542
Non-current tangible assets	3,792
Intangible customer assets	35,910
Intangible technology assets	11,143
Liabilities assumed	(35,685)
Total identifiable net assets	23,702
Goodwill	49,633
Net assets acquired	$73,335

The goodwill of $49.6 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, $0.1 million is expected to be deductible for tax purposes.

Included in total identifiable net assets is acquired deferred revenue with a fair value of $18.5 million, which represents our estimate of the fair value of the contractual obligations assumed based on a valuation. In arriving at this fair value, we reduced the acquired company’s original carrying value by $2.7 million.
The fair value of current assets acquired includes accounts receivable with a fair value of $6.4 million. The gross amount receivable was $6.7 million, of which $0.3 million is expected to be uncollectible.
Acquisition-related costs for XMedius included in "Special charges (recoveries)" in the Consolidated Financial Statements for the year ended June 30, 2020 were $0.8 million.
The finalization of the above purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including intangible assets and taxation-related balances as well as for potential unrecorded liabilities. We expect to finalize this determination on or before our quarter ending March 31, 2021.
Since the date of acquisition, the acquisition had no significant impact on revenues and net earnings for the year ended June 30, 2020. Pro forma results of operations for this acquisition have not been presented because they are not material to our consolidated results of operations.
Acquisition of Carbonite
On December 24, 2019, we acquired all of the equity interest in Carbonite, a leading provider of cloud-based subscription backup, disaster recovery and endpoint security to small and medium-sized businesses (SMB), consumers, and a wide variety of partners. Total consideration for Carbonite was $1.4 billion paid in cash (inclusive of cash acquired). In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe the acquisition increases our position in the data protection and endpoint security space, further strengthens our cloud capabilities and opens a new route to connect with customers through Carbonite's marquee SMB and consumer channels and products.
The results of operations of Carbonite have been consolidated with those of OpenText beginning December 24, 2019.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of December 24, 2019, are set forth below:

Current assets (inclusive of cash acquired of $62.9 million)	$129,779
Non-current tangible assets (inclusive of restricted cash acquired of $2.4 million)	105,762
Intangible customer assets	549,500
Intangible technology assets	290,000
Liabilities assumed	(557,779)
Total identifiable net assets	517,262
Goodwill	853,162
Net assets acquired	$1,370,424

The goodwill of $853.2 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, $6.9 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of $171.0 million, which represents our estimate of the fair value of the contractual obligations assumed. In arriving at this fair value, we reduced the acquired company’s original carrying value by $74.7 million.
The fair value of current assets acquired includes accounts receivable with a fair value of $45.7 million. The gross amount receivable was $47.1 million of which $1.4 million of this receivable was expected to be uncollectible.
Acquisition-related costs for Carbonite included in "Special charges (recoveries)" in the Consolidated Financial Statements for the year ended June 30, 2020 were $9.2 million.
The finalization of the above purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including intangible assets and taxation-related balances as well as for potential unrecorded liabilities. We expect to finalize this determination on or before our quarter ending December 31, 2020.
The amount of Carbonite's revenues and net loss included in our Consolidated Statements of Income since the date of acquisition for the year ended June 30, 2020 is set forth below:

Revenues	$235,374
Net Loss *	(49,322)
* Net loss for the year ended includes one-time fees of $16.6 million on account of special charges and $99.0 million of amortization charges relating to intangible assets, all net of tax.
The unaudited pro forma revenues and net income of the combined entity for the year ended June 30, 2020 and 2019, respectively, had the acquisition been consummated on July 1, 2018, are set forth below:

	Year Ended June 30,
Supplemental Unaudited Pro Forma Information(1)	2020	2019
Total Revenues	$3,351,338	$3,226,128
Net Income (2) (3)	171,297	75,498
(1) Carbonite acquired Webroot Inc. in March 2019. The supplemental pro forma revenues and net income shown above do not include the results of operations of Webroot Inc. for periods prior to the Webroot acquisition date.
(2) Included in pro forma net income for the year ended June 30, 2019 are $127 million of one-time expenses incurred by Carbonite on account of the acquisition and the related tax effect of $33 million. These one-time expenses included i) $74 million related to the accelerated vesting of historical Carbonite equity awards, ii) $29 million of one time fees, primarily related to transaction costs triggered by the closing of the acquisition, iii) $21 million related to the extinguishment of certain of Carbonite's historical debt and interest rate swaps and iv) $3 million in employee severance costs.
(3) Included in pro forma net income for the year ended June 30, 2020 and 2019 are estimated amortization charges relating to the allocated value of intangible assets.
The unaudited pro forma financial information in the table above is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented or the results that may be realized in the future.
Acquisition of Dynamic Solutions Group Inc. (The Fax Guys)
On December 2, 2019, we acquired certain assets and assumed certain liabilities of The Fax Guys, for $5.1 million, of which $1.0 million is currently held back and unpaid in accordance with the terms of the purchase agreement. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements our Information Management portfolio.
The results of operations of The Fax Guys have been consolidated with those of OpenText beginning December 2, 2019.
Since the date of acquisition, the acquisition had no significant impact on revenues and net earnings for the year ended June 30, 2020. Pro forma results of operations for this acquisition have not been presented because they are not material to our consolidated results of operations.
Fiscal 2019 Acquisitions
Acquisition of Catalyst Repository Systems Inc.
On January 31, 2019, we acquired all of the equity interest in Catalyst, a leading provider of eDiscovery that designs, develops and supports market-leading cloud eDiscovery software. Total consideration for Catalyst was $71.4 million, of which $70.8 million was paid in cash and $0.6 million is currently held back and unpaid in accordance with the purchase agreement. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements and extends our Information Management portfolio.
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

The goodwill of $31.6 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, $3.1 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of $0.8 million, which represents our estimate of the fair value of the contractual obligations assumed based on a valuation. In arriving at this fair value, we reduced the acquired company’s original carrying value by an insignificant amount.
The fair value of current assets acquired includes accounts receivable with a fair value of $10.8 million. The gross amount receivable was $11.8 million, of which $1.0 million was expected to be uncollectible.
The finalization of the purchase price allocation during the year ended June 30, 2020 resulted in an adjustment to amounts previously disclosed of $0.6 million.
Acquisition of Liaison Technologies, Inc.
On December 17, 2018, we acquired all of the equity interest in Liaison, a leading provider of cloud-based business to business integration, for $310.6 million in an all cash transaction. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements and extends our Information Management portfolio.
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

The goodwill of $164.4 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, $2.2 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of $7.6 million, which represents our estimate of the fair value of the contractual obligations assumed. In arriving at this fair value, we reduced the acquired company’s original carrying value by an insignificant amount.
The fair value of current assets acquired includes accounts receivable with a fair value of $20.5 million. The gross amount receivable was $22.2 million, of which $1.7 million was expected to be uncollectible.
The finalization of the purchase price allocation during the year ended June 30, 2020 did not result in any significant changes to the preliminary amounts previously disclosed.

Fiscal 2018 Acquisitions
Acquisition of Hightail, Inc. (Hightail)
On February 14, 2018, we acquired all of the equity interest in Hightail, a leading cloud service provider for file sharing and creative collaboration, for $20.5 million in an all cash transaction. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements and extends our Information Management portfolio.
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
The fair value of current assets acquired includes accounts receivable with a fair value of $0.7 million. The gross amount receivable was $0.8 million of which $0.1 million of this receivable was expected to be uncollectible.
The finalization of the purchase price allocation was completed during Fiscal 2019 and did not result in any significant changes to the preliminary amounts previously disclosed.
Acquisition of Guidance Software, Inc. (Guidance)
On September 14, 2017, we acquired all of the equity interest in Guidance, a leading provider of forensic security solutions, for $240.5 million. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements and extends our Information Management portfolio.
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

The goodwill of $129.8 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, $1.9 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of $26.6 million, which represents our estimate of the fair value of the contractual obligations assumed. In arriving at this fair value, we reduced the acquired company’s original carrying value by $7.6 million.
The fair value of current assets acquired includes accounts receivable with a fair value of $10.3 million. The gross amount receivable was $11.8 million of which $1.5 million of this receivable was expected to be uncollectible.
An amount of $0.8 million, representing the mark to market gain on the shares we held in Guidance prior to the acquisition, was recorded to "Other income (expense), net " in our Consolidated Statements of Income for the year ended June 30, 2018. Refer to note 23 - "Other Income (Expense), Net" for additional details.
The finalization of the purchase price allocation was completed during Fiscal 2019 and did not result in any significant changes to the preliminary amounts previously disclosed.
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
Acquisition of Covisint Corporation (Covisint)
On July 26, 2017, we acquired all of the equity interest in Covisint, a leading cloud platform for building Identity, Automotive, and Internet of Things applications, for $102.8 million in an all cash transaction. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements and extends our Information Management portfolio.
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

The goodwill of $26.9 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, $26.8 million is expected to be deductible for tax purposes.
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
NOTE 20—SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting” (Topic 280), establishes standards for reporting, by public business enterprises, information about operating segments, products and services, geographic areas, and major customers. The method of determining what information, under Topic 280, to report is based on the way that an entity organizes operating segments for making operational decisions and how the entity’s management and CODM assess an entity’s financial performance. Our operations are analyzed by management and our CODM as being part of a single industry segment: the design, development, marketing and sale of Information Management software and solutions.

The following table sets forth the distribution of revenues, by significant geographic area, for the periods indicated:

	Year Ended June 30,
	2020	2019	2018
Revenues(1):
Canada	$149,457	$153,890	$149,812
United States	1,719,877	1,490,863	1,425,244
United Kingdom	186,756	182,815	201,821
Germany	195,286	203,403	198,253
Rest of EMEA(2)	560,239	534,204	517,693
All other countries	298,121	303,580	322,418
Total revenues	$3,109,736	$2,868,755	$2,815,241

(1) Total revenues by geographic area are determined based on the location of our end customer.
(2) EMEA primarily consists of countries in Europe, the Middle East and Africa.

The following table sets forth the distribution of long-lived assets, representing property and equipment, ROU assets and intangible assets, by significant geographic area, as of the periods indicated below.

	As of June 30, 2020	As of June 30, 2019
Long-lived assets (1):
Canada	$651,214	$799,928
United States	1,150,638	502,844
United Kingdom	13,388	10,068
Germany	117,891	6,310
Rest of EMEA(2)	75,183	31,455
All other countries	56,674	45,352
Total	$2,064,988	$1,395,957

(1) Previously, in Fiscal 2019, our long-lived assets included only property and equipment and intangibles assets. With the adoption of Topic 842, effective July 1, 2019, our long-lived assets as of June 30, 2020 also includes ROU assets. See note 1 "Basis of Presentation" and note 6 "Leases" for more information.
(2) EMEA primarily consists of countries in Europe, the Middle East and Africa.

NOTE 21—ACCUMULATED OTHER COMPREHENSIVE INCOME

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Marketable Securities	Accumulated Other Comprehensive Income
Balance as of June 30, 2017	$54,216	$864	$(6,897)	$617	$48,800
Other comprehensive income (loss) before reclassifications, net of tax	(9,582)	(476)	(3,383)	—	(13,441)
Amounts reclassified into net income, net of tax	—	(1,357)	260	(617)	(1,714)
Total other comprehensive income (loss) net, for the period	(9,582)	(1,833)	(3,123)	(617)	(15,155)
Balance as of June 30, 2018	44,634	(969)	(10,020)	—	33,645
Other comprehensive income (loss) before reclassifications, net of tax	(3,882)	16	(7,421)	—	(11,287)
Amounts reclassified into net income, net of tax	—	1,494	272	—	1,766
Total other comprehensive income (loss) net, for the period	(3,882)	1,510	(7,149)	—	(9,521)
Balance as of June 30, 2019	40,752	541	(17,169)	—	24,124
Other comprehensive income (loss) before reclassifications, net of tax	(7,784)	(1,662)	1,245	—	(8,201)
Amounts reclassified into net income, net of tax	—	985	917	—	1,902
Total other comprehensive income (loss) net, for the period	(7,784)	(677)	2,162	—	(6,299)
Balance as of June 30, 2020	$32,968	$(136)	$(15,007)	$—	$17,825

NOTE 22—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2020	2019	2018
Cash paid during the period for interest	$146,698	$138,631	$132,799
Cash received during the period for interest	$11,768	$8,014	$1,672
Cash paid during the period for income taxes	$94,733	$80,583	$73,437

NOTE 23—OTHER INCOME (EXPENSE), NET

	Year Ended June 30,
	2020	2019	2018
Foreign exchange gains (losses)	$(4,184)	$(4,330)	$4,845
OpenText share in net income of equity investees (note 9)	8,700	13,668	5,965
Income from long-term other receivable	—	—	1,327
Gain on shares held in Guidance (1)	—	—	841
Gain from contractual settlement (2)	—	—	5,000
Loss on debt extinguishment (3)	(17,854)	—	—
Other miscellaneous income (expense)	1,392	818	(5)
Total other income (expense), net	$(11,946)	$10,156	$17,973
(1) Represents the release to income from other comprehensive income relating to the mark to market on shares we held in Guidance prior to our acquisition in the first fiscal quarter of Fiscal 2018.
(2) Represents a gain recognized in connection with the settlement of a certain breach of contractual arrangement in the second quarter of Fiscal 2018.
(3) On March 5, 2020 we redeemed Senior Notes 2023 in full, which resulted in a loss on extinguishment of debt of $17.9 million. Of this, $6.7 million is related to unamortized debt issuance costs and the remaining $11.2 million is related to the early termination call premium. See note 11 "Long-Term Debt".
NOTE 24—EARNINGS PER SHARE
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

	Year Ended June 30,
	2020	2019	2018
Basic earnings per share
Net income attributable to OpenText	$234,225	$285,501	$242,224
Basic earnings per share attributable to OpenText	$0.86	$1.06	$0.91
Diluted earnings per share
Net income attributable to OpenText	$234,225	$285,501	$242,224
Diluted earnings per share attributable to OpenText	$0.86	$1.06	$0.91
Weighted-average number of shares outstanding (in 000's)
Basic	270,847	268,784	266,085
Effect of dilutive securities	970	1,124	1,407
Diluted	271,817	269,908	267,492
Excluded as anti-dilutive(1)	3,001	2,759	2,770

(1) Represents options to purchase Common Shares excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

NOTE 25—RELATED PARTY TRANSACTIONS
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
During the year ended June 30, 2020, Mr. Stephen Sadler, a member of the Board of Directors, earned $0.7 million (year ended June 30, 2019 and 2018 — $0.6 million and $0.8 million, respectively) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 26—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on August 5, 2020, a dividend of $0.1746 per Common Share. The record date for this dividend is September 4, 2020 and the payment date is September 25, 2020. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Item 16.    Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: August 6, 2020

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ HOWARD ROSEN
Howard Rosen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/s/ MARK J. BARRENECHEA	Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)	August 6, 2020
Mark J. Barrenechea
/S/ P. THOMAS JENKINS	Chairman of the Board	August 6, 2020
P. Thomas Jenkins
/S/ RANDY FOWLIE	Director	August 6, 2020
Randy Fowlie
/S/ DAVID FRASER	Director	August 6, 2020
David Fraser
/S/ GAIL E. HAMILTON	Director	August 6, 2020
Gail E. Hamilton
/S/ STEPHEN J. SADLER	Director	August 6, 2020
Stephen J. Sadler
/S/ HARMIT SINGH	Director	August 6, 2020
Harmit Singh
/S/ MICHAEL SLAUNWHITE	Director	August 6, 2020
Michael Slaunwhite
/S/ KATHARINE B. STEVENSON	Director	August 6, 2020
Katharine B. Stevenson
/S/ CARL JÜRGEN TINGGREN	Director	August 6, 2020
Carl Jürgen Tinggren
/S/ DEBORAH WEINSTEIN	Director	August 6, 2020
Deborah Weinstein