Form 10-Q
period 2020-09-30
OPEN TEXT CORP
filed 2020-11-05
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020.
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At November 2, 2020, there were 272,375,498 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	September 30, 2020	June 30, 2020
ASSETS	(unaudited)
Cash and cash equivalents	$1,845,582	$1,692,850
Accounts receivable trade, net of allowance for credit losses of $22,366 as of September 30, 2020 and $20,906 as of June 30, 2020 (note 1 and note 4)	396,897	466,357
Contract assets (note 3)	26,236	29,570
Income taxes recoverable (note 15)	26,869	61,186
Prepaid expenses and other current assets	140,474	136,436
Total current assets	2,436,058	2,386,399
Property and equipment (note 5)	235,498	244,555
Operating lease right of use assets (note 6)	196,884	207,869
Long-term contract assets (note 3)	19,066	15,427
Goodwill (note 7)	4,682,784	4,672,356
Acquired intangible assets (note 8)	1,506,407	1,612,564
Deferred tax assets (note 15)	893,256	911,565
Other assets (note 9)	161,142	154,467
Long-term income taxes recoverable (note 15)	30,719	29,620
Total assets	$10,161,814	$10,234,822
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 10)	$313,468	$373,314
Current portion of long-term debt (note 11)	610,000	610,000
Operating lease liabilities (note 6)	60,447	64,071
Deferred revenues (note 3)	770,919	812,218
Income taxes payable (note 15)	29,666	44,630
Total current liabilities	1,784,500	1,904,233
Long-term liabilities:
Accrued liabilities (note 10)	42,081	34,955
Pension liability (note 12)	78,536	73,129
Long-term debt (note 11)	3,582,923	3,584,311
Long-term operating lease liabilities (note 6)	207,723	217,165
Long-term deferred revenues (note 3)	96,180	94,382
Long-term income taxes payable (note 15)	176,396	171,200
Deferred tax liabilities (note 15)	125,755	148,738
Total long-term liabilities	4,309,594	4,323,880
Shareholders’ equity:
Share capital and additional paid-in capital (note 13)
272,173,923 and 271,863,354 Common Shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively; authorized Common Shares: unlimited	1,872,411	1,851,777
Accumulated other comprehensive income (note 20)	39,695	17,825
Retained earnings	2,213,053	2,159,396
Treasury stock, at cost (1,393,771 and 622,297 shares at September 30, 2020 and June 30, 2020, respectively)	(58,788)	(23,608)
Total OpenText shareholders' equity	4,066,371	4,005,390
Non-controlling interests	1,349	1,319
Total shareholders’ equity	4,067,720	4,006,709
Total liabilities and shareholders’ equity	$10,161,814	$10,234,822
Guarantees and contingencies (note 14)
Related party transactions (note 24)
Subsequent events (note 25)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended September 30,
	2020	2019
Revenues (note 3):
Cloud services and subscriptions	$340,986	$237,265
Customer support	329,399	312,298
License	68,523	77,898
Professional service and other	65,105	69,427
Total revenues	804,013	696,888
Cost of revenues:
Cloud services and subscriptions	112,624	102,162
Customer support	29,194	29,387
License	2,489	2,323
Professional service and other	46,581	54,338
Amortization of acquired technology-based intangible assets (note 8)	58,037	40,298
Total cost of revenues	248,925	228,508
Gross profit	555,088	468,380
Operating expenses:
Research and development	93,903	81,178
Sales and marketing	132,400	128,618
General and administrative	56,189	51,535
Depreciation	22,003	20,277
Amortization of acquired customer-based intangible assets (note 8)	54,993	49,158
Special charges (recoveries) (note 18)	13,244	5,101
Total operating expenses	372,732	335,867
Income from operations	182,356	132,513
Other income (expense), net (note 22)	2,883	(2,785)
Interest and other related expense, net	(39,089)	(32,210)
Income before income taxes	146,150	97,518
Provision for (recovery of) income taxes (note 15)	42,744	23,091
Net income for the period	$103,406	$74,427
Net (income) loss attributable to non-controlling interests	(30)	(26)
Net income attributable to OpenText	$103,376	$74,401
Earnings per share—basic attributable to OpenText (note 23)	$0.38	$0.28
Earnings per share—diluted attributable to OpenText (note 23)	$0.38	$0.27
Weighted average number of Common Shares outstanding—basic (in '000's)	271,986	270,013
Weighted average number of Common Shares outstanding—diluted (in '000's)	272,847	271,251

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2020	2019
Net income for the period	$103,406	$74,427
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	22,645	(5,611)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of $305 and $(206) for the three months ended September 30, 2020 and 2019, respectively	845	(572)
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of $(56) and $3 for the three months ended September 30, 2020 and 2019, respectively	(156)	8
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of $(916) and $(1,249) for the three months ended September 30, 2020 and 2019, respectively	(1,705)	(3,084)
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $87 and $146 for the three months ended September 30, 2020 and 2019, respectively	241	231
Total other comprehensive income (loss) net, for the period	21,870	(9,028)
Total comprehensive income	125,276	65,399
Comprehensive (income) loss attributable to non-controlling interests	(30)	(26)
Total comprehensive income attributable to OpenText	$125,246	$65,373

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Three Months Ended September 30, 2020
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	271,863	$1,851,777	(622)	$(23,608)	$2,159,396	$17,825	$1,319	$4,006,709
Adoption of ASU 2016-13 - cumulative effect, net (note 1)	—	—	—	—	(2,450)	—	—	(2,450)
Issuance of Common Shares
Under employee stock option plans	311	8,605	—	—	—	—	—	8,605
Under employee stock purchase plans	—	293	193	6,690	—	—	—	6,983
Share-based compensation	—	11,736	—	—	—	—	—	11,736
Purchase of treasury stock	—	—	(965)	(41,870)	—	—	—	(41,870)
Dividends declared ($0.1746 per Common Share)	—	—	—	—	(47,269)	—	—	(47,269)
Other comprehensive income - net	—	—	—	—	—	21,870	—	21,870
Net income for the quarter	—	—	—	—	103,376	—	30	103,406
Balance as of September 30, 2020	272,174	$1,872,411	(1,394)	$(58,788)	$2,213,053	$39,695	$1,349	$4,067,720

	Three Months Ended September 30, 2019
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	269,834	$1,774,214	(803)	$(28,766)	$2,113,883	$24,124	$1,215	$3,884,670
Issuance of Common Shares
Under employee stock option plans	184	4,576	—	—	—	—	—	4,576
Under employee stock purchase plans	172	6,008	—	—	—	—	—	6,008
Share-based compensation	—	6,891	—	—	—	—	—	6,891
Purchase of treasury stock	—	—	(300)	(12,424)	—	—	—	(12,424)
Dividends declared ($0.1746 per Common Share)	—	—	—	—	(47,006)	—	—	(47,006)
Other comprehensive income - net	—	—	—	—	—	(9,028)	—	(9,028)
Net income for the quarter	—	—	—	—	74,401	—	26	74,427
Balance as of September 30, 2019	270,190	$1,791,689	(1,103)	$(41,190)	$2,141,278	$15,096	$1,241	$3,908,114

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income for the period	$103,406	$74,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	135,033	109,733
Share-based compensation expense	11,736	6,891
Pension expense	1,505	1,436
Amortization of debt issuance costs	1,112	1,127
Loss on sale and write down of property and equipment	573	—
Deferred taxes	(1,180)	6,244
Share in net (income) loss of equity investees	(6,221)	(682)
Changes in operating assets and liabilities:
Accounts receivable	74,842	58,431
Contract assets	(9,838)	(7,201)
Prepaid expenses and other current assets	(3,491)	(1,612)
Income taxes	21,032	7,053
Accounts payable and accrued liabilities	(51,429)	(62,979)
Deferred revenue	(41,268)	(61,169)
Other assets	549	5,684
Operating lease assets and liabilities, net	(2,457)	64
Net cash provided by operating activities	233,904	137,447
Cash flows from investing activities:
Additions of property and equipment	(15,305)	(18,614)
Other investing activities	(2,237)	(2,036)
Net cash used in investing activities	(17,542)	(20,650)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	15,839	11,117
Repayment of long-term debt and Revolver	(2,500)	(2,500)
Purchase of treasury stock	(41,870)	(12,424)
Payments of dividends to shareholders	(47,269)	(47,006)
Net cash provided by (used in) financing activities	(75,800)	(50,813)
Foreign exchange gain (loss) on cash held in foreign currencies	10,792	(7,711)
Increase (decrease) in cash, cash equivalents and restricted cash during the period	151,354	58,273
Cash, cash equivalents and restricted cash at beginning of the period	1,697,263	943,543
Cash, cash equivalents and restricted cash at end of the period	$1,848,617	$1,001,816

Reconciliation of cash, cash equivalents and restricted cash:	September 30, 2020	September 30, 2019
Cash and cash equivalents	$1,845,582	$999,298
Restricted cash (1)	3,035	2,518
Total cash, cash equivalents and restricted cash	$1,848,617	$1,001,816

(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets

Supplemental cash flow disclosures (note 21)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2020
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa) and EC1 Pte. Ltd. (GXS Singapore), which as of September 30, 2020, were 70% and 81% owned, respectively, by OpenText. All intercompany balances and transactions have been eliminated.
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
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, key estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) accounting for income taxes, (iii) testing of goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) the valuation of stock options granted and obligations related to share-based payments, including the valuation of our long-term incentive plans, and (x) the valuation of pension obligations.
In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 continues to significantly impact the global economy. As the impacts of the pandemic continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. As of September 30, 2020, we have recorded certain estimates resulting from the pandemic, particularly with respect to the COVID-19 Restructuring Plan (as defined herein) and allowance for credit losses, based on management's estimates and assumptions utilizing the most currently available information. Such estimates may be subject to change particularly given the unprecedented nature of the COVID-19 pandemic. We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to potential items such as special charges, restructurings, asset impairments and other non-recurring costs. Please see note 18 "Special Charges (Recoveries)" and "Risk Factors" included within Part II, Item 1A of this Quarterly Report on Form 10-Q and "Risk Factors" included in our Annual Report on Form 10-K for Fiscal 2020.
Impact of Recently Adopted Accounting Pronouncements
Financial Instruments
Effective July 1, 2020, we adopted Accounting Standards Update (ASU) No. 2016-13 "Financial Instruments - Credit Losses (Topic 326)" on a modified retrospective basis through a cumulative-effect adjustment to opening retained earnings. Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. Results for reporting periods effective as of July 1, 2020 are presented under the new standard, while prior period results continue to be reported under the previous standards.

As a result of this adoption, we recorded a decrease to retained earnings of $2.5 million as of July 1, 2020 with the following corresponding impacts:
•A decrease in accounts receivable trade, net of $3.0 million;
•A decrease in contract assets of $0.3 million; and
•An increase to deferred tax assets of $0.8 million.
The adoption of Topic 326 had no impact on the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income or Condensed Consolidated Statements of Cash Flows. Please see note 4 "Allowance for Credit Losses" for additional information.
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
Pronouncements Adopted in Fiscal 2021
During Fiscal 2021, we have adopted the following ASU, in addition to those discussed in note 1 "Basis of Presentation". The ASU listed below did not have a material impact to our reported financial position, results of operations or cash flows:
•ASU No. 2018-14 "Compensation-Retirement Benefits-Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans" (ASU 2018-14).
NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our end customer, and by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended September 30,
	2020	2019
Total Revenues by Geography:
Americas (1)	$508,656	$419,710
EMEA (2)	225,935	210,167
Asia Pacific (3)	69,422	67,011
Total revenues	$804,013	$696,888

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$340,986	$237,265
Customer support revenue	329,399	312,298
Total recurring revenues	$670,385	$549,563
License revenue (perpetual, term and subscriptions)	68,523	77,898
Professional service and other revenue	65,105	69,427
Total revenues	$804,013	$696,888

Total Revenues by Timing of Revenue Recognition:
Point in time	$68,523	$77,898
Over time (including professional service and other revenue)	735,490	618,990
Total revenues	$804,013	$696,888
(1) Americas consists of countries in North, Central and South America.
(2) EMEA primarily consists of countries in Europe, the Middle East and Africa.
(3) Asia Pacific primarily consists of Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(4) Recurring revenue is defined as the sum of Cloud services and subscriptions revenue and Customer support revenue.

Contract Balances
A contract asset, net of allowance for credit losses, will be recorded if we have recognized revenue but do not have an unconditional right to the related consideration from the customer. For example, this will be the case if implementation services offered in a cloud arrangement are identified as a separate performance obligation and are provided to a customer prior to us being able to bill the customer. In addition, a contract asset may arise in relation to subscription licenses if the license revenue that is recognized upfront exceeds the amount that we are able to invoice the customer at that time. Contract assets are reclassified to accounts receivable when the rights become unconditional.
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of September 30, 2020	As of June 30, 2020
Short-term contract assets	$26,236	$29,570
Long-term contract assets	$19,066	$15,427
Short-term deferred revenues	$770,919	$812,218
Long-term deferred revenues	$96,180	$94,382

The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the three months ended September 30, 2020, we reclassified $9.2 million of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three months ended September 30, 2020 and 2019, respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the three months ended September 30, 2020 that was included in the deferred revenue balances at June 30, 2020 was $343 million (three months ended September 30, 2019—$304 million that was included in the deferred revenue balances at June 30, 2019).
Incremental Costs of Obtaining a Contract with a Customer
The following table summarizes the changes in total capitalized costs to obtain a contract since June 30, 2020:

Capitalized costs to obtain a contract as of June 30, 2020	$61,163
New capitalized costs incurred	6,230
Amortization of capitalized costs	(4,988)
Adjustments on account of foreign exchange	769
Capitalized costs to obtain a contract as of September 30, 2020	$63,174

During the three months ended September 30, 2020 and 2019, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2020, approximately $1.3 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 48% of this amount over the next 12 months and the remaining balance thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES
In accordance with Topic 326, we recognize expected credit losses for accounts receivable and contract assets based on lifetime expected losses. We recognize a loss allowance using a collective assessment for accounts receivable, including contract assets, with similar risk characteristics based on historical credit loss experience, adjusted for forward-looking factors specific to the debtors and economic environment. We continue to maintain an allowance for 100% of all accounts deemed to be uncollectible.
Customer creditworthiness is evaluated prior to order fulfillment and based on evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers' payment history and current creditworthiness. To date, the actual losses have been within our expectations.
The following illustrates the activity in the Company's allowance for credit losses on accounts receivable:

Balance as of June 30, 2020	$20,906
Adoption of Topic 326 - cumulative effect	3,025
Credit loss expense	848
Write-off /adjustments	(2,413)
Balance as of September 30, 2020	$22,366

Included in accounts receivable are unbilled receivables in the amount of $52.6 million as of September 30, 2020 (June 30, 2020—$55.2 million).
As of September 30, 2020, we have an allowance for credit losses of $0.2 million for contract assets, as a result of the adoption of Topic 326. For additional information on contract assets please see note 3 "Revenues".
NOTE 5—PROPERTY AND EQUIPMENT

	As of September 30, 2020
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$39,375	$(29,711)	$9,664
Office equipment	2,214	(1,217)	997
Computer hardware	291,305	(197,784)	93,521
Computer software	117,374	(93,700)	23,674
Capitalized software development costs	114,942	(73,865)	41,077
Leasehold improvements	105,944	(73,031)	32,913
Land and buildings	48,206	(14,554)	33,652
Total	$719,360	$(483,862)	$235,498

	As of June 30, 2020
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$39,158	$(28,473)	$10,685
Office equipment	2,272	(1,329)	943
Computer hardware	294,745	(198,194)	96,551
Computer software	127,299	(103,057)	24,242
Capitalized software development costs	111,202	(70,015)	41,187
Leasehold improvements	111,384	(74,395)	36,989
Land and buildings	49,268	(15,310)	33,958
Total	$735,328	$(490,773)	$244,555

NOTE 6—LEASES
We enter into operating leases, both domestically and internationally, for certain facilities, automobiles, data centers and equipment for use in the ordinary course of business. The duration of the majority of these leases generally range from 1 to 10 years, some of which include options to extend for an additional 3 to 5 years after the initial term. Additionally, the land upon which our headquarters in Waterloo, Ontario, Canada is located is leased from the University of Waterloo for a period of 49 years beginning in December 2005, with an option to renew for an additional term of 49 years. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets and we do not have any material finance leases.
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
The ROU asset equals the lease liability, adjusted for any initial direct costs, prepaid rent and lease incentives on initial recognition. Fixed lease costs are included in the recognition of ROU assets and lease liabilities. Variable lease costs are not included in the measurement of the lease liability. These variable lease payments are recognized in the Condensed Consolidated Statements of Income in the period in which the obligation for those payments is incurred. Lease expense for minimum lease payments continue to be recognized in the Condensed Consolidated Statements of Income on a straight-line basis over the lease term.
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
In certain circumstances, we sublease all or a portion of a leased facility to various other companies through a sublease agreement.
Lease Costs and Other Information
The following illustrates the various components of operating lease costs for the period indicated:

	Three Months Ended September 30,
	2020	2019
Operating lease cost	$15,542	$16,147
Short-term lease cost	263	98
Variable lease cost	693	743
Sublease income	(1,617)	(1,554)
Total lease cost	$14,881	$15,434

The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of September 30, 2020	As of June 30, 2020
Weighted-average remaining lease term	6.09 years	6.18 years
Weighted-average discount rate	3.10%	3.12%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payment made for variable lease cost and short-term lease are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Three Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$19,088	$17,609
Right of use assets obtained in exchange for new operating lease liabilities	$2,297	$4,860

Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our operating leases liabilities as of September 30, 2020:

Fiscal years ending June 30,
2021 (nine months ended)	$52,041
2022	60,441
2023	46,893
2024	35,354
2025	25,919
Thereafter	73,323
Total Lease payments	$293,971
Less: Imputed interest	(25,801)
Total	$268,170
Reported as:
Current operating lease liabilities	60,447
Non-current operating lease liabilities	207,723
Total	$268,170
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $5.7 million over the remainder of Fiscal 2021, and $19.7 million thereafter.
NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2020:

Balance as of June 30, 2020	$4,672,356
Impact of foreign exchange rate changes	10,428
Balance as of September 30, 2020	$4,682,784

NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2020
	Cost	Accumulated Amortization	Net
Technology assets	$1,011,214	$(484,102)	$527,112
Customer assets	1,438,550	(459,255)	979,295
Total	$2,449,764	$(943,357)	$1,506,407

	As of June 30, 2020
	Cost	Accumulated Amortization	Net
Technology assets	$1,084,144	$(502,376)	$581,768
Customer assets	1,434,832	(404,036)	1,030,796
Total	$2,518,976	$(906,412)	$1,612,564

Where applicable, the above balances as of September 30, 2020 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the three months ended September 30, 2020. The impact of this resulted in a reduction of $76.7 million to technology assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and seven years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2021 (nine months ended)	$321,551
2022	398,433
2023	316,515
2024	235,673
2025	122,688
2026 and beyond	111,547
Total	$1,506,407

NOTE 9—OTHER ASSETS

	As of September 30, 2020	As of June 30, 2020
Deposits and restricted cash	$10,556	$11,612
Capitalized costs to obtain a contract	45,088	43,029
Investments	81,618	76,002
Long-term prepaid expenses and other long-term assets	23,880	23,824
Total	$161,142	$154,467
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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (see note 22 "Other Income (Expense), Net"). During the three months ended September 30, 2020, our share of income (loss) from these investments was $6.2 million (three months ended September 30, 2019—$0.7 million).
Long-term prepaid expenses and other long-term assets includes advance payments on long-term licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.

NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of September 30, 2020	As of June 30, 2020
Accounts payable—trade	$31,274	$41,469
Accrued salaries and commissions	110,743	155,496
Accrued liabilities	83,199	78,793
Accrued sales and other tax liabilities	43,716	50,255
Accrued interest on Senior Notes	25,646	30,761
Amounts payable in respect of restructuring and other Special charges	14,661	12,185
Asset retirement obligations	4,229	4,355
Total	$313,468	$373,314
Long-term accrued liabilities:

	As of September 30, 2020	As of June 30, 2020
Amounts payable in respect of restructuring and other Special charges	$13,492	$13,768
Other accrued liabilities	15,425	8,215
Asset retirement obligations	13,164	12,972
Total	$42,081	$34,955
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of September 30, 2020, the present value of this obligation was $17.4 million (June 30, 2020—$17.3 million), with an undiscounted value of $18.9 million (June 30, 2020—$18.7 million).
NOTE 11—LONG-TERM DEBT

	As of September 30, 2020	As of June 30, 2020
Total debt
Senior Notes 2030	$900,000	$900,000
Senior Notes 2028	900,000	900,000
Senior Notes 2026	850,000	850,000
Term Loan B	975,000	977,500
Revolver	600,000	600,000
Total principal payments due	4,225,000	4,227,500

Premium on Senior Notes 2026	4,587	4,756
Debt issuance costs	(36,664)	(37,945)
Total amount outstanding	4,192,923	4,194,311

Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Revolver	600,000	600,000
Total current portion of long-term debt	610,000	610,000

Non-current portion of long-term debt	$3,582,923	$3,584,311

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
For the three months ended September 30, 2020, we recorded interest expense of $9.2 million relating to Senior Notes 2030.
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
For the three months ended September 30, 2020, we recorded interest expense of $8.6 million relating to Senior Notes 2028.
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
For the three months ended September 30, 2020, we recorded interest expense of $12.5 million relating to Senior Notes 2026 (three months ended September 30, 2019—$12.5 million).
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
Term Loan B has a seven year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of September 30, 2020, the outstanding balance on the Term Loan B bears an interest rate of 1.91%. For more information regarding the impact of LIBOR, see "Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2020.
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2020, our consolidated net leverage ratio was 1.8:1.
For the three months ended September 30, 2020, we recorded interest expense of $4.8 million relating to Term Loan B (three months ended September 30, 2019—$10.1 million).

Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of September 30, 2020, the outstanding balance on the Revolver bears an interest rate of 1.90%. For more information regarding the impact of LIBOR, see "Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2020.
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. As of September 30, 2020, our consolidated net leverage ratio was 1.8:1.
As of September 30, 2020, we had outstanding borrowings of $600 million under the Revolver (June 30, 2020—$600 million) and $150 million remaining available to be drawn. The proceeds from the $600 million draw down are presented within "Cash and cash equivalents" and within the "Current portion of long-term debt" in our Condensed Consolidated Balance Sheets as of September 30, 2020 and June 30, 2020. Following the end of the quarter, in October 2020 we repaid the $600 million drawn under the Revolver using cash on hand. Please see note 25 "Subsequent Events".
During the three months ended September 30, 2020, we recorded interest expense relating to amounts drawn of $3.0 million.
As of September 30, 2019, we had no outstanding balance on the Revolver. There was no activity during the three months ended September 30, 2019 and we recorded no interest expense.

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
NOTE 12—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP) and other plans as of September 30, 2020 and June 30, 2020:

	As of September 30, 2020
	Total benefit obligation	Current portion of benefit obligation(1)	Non-current portion of benefit obligation
CDT defined benefit plan	$35,798	$818	$34,980
GXS GER defined benefit plan	26,236	980	25,256
GXS PHP defined benefit plan	10,376	151	10,225
Other plans	8,804	729	8,075
Total	$81,214	$2,678	$78,536

	As of June 30, 2020
	Total benefit obligation	Current portion of benefit obligation(1)	Non-current portion of benefit obligation
CDT defined benefit plan	$32,851	$777	$32,074
GXS GER defined benefit plan	24,105	943	23,162
GXS PHP defined benefit plan	10,270	115	10,155
Other plans	8,590	852	7,738
Total	$75,816	$2,687	$73,129
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
GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of $0.04 million as of September 30, 2020, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees.

The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of September 30, 2020				As of June 30, 2020
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of fiscal year	$32,851	$24,105	$10,270	$67,226	$35,836	$26,739	$6,904	$69,479
Service cost	116	51	431	598	572	319	1,247	2,138
Interest cost	124	89	93	306	459	337	368	1,164
Benefits paid	(180)	(250)	—	(430)	(644)	(926)	(792)	(2,362)
Actuarial (gain) loss	1,859	1,486	(773)	2,572	(3,073)	(2,083)	2,333	(2,823)
Foreign exchange (gain) loss	1,028	755	355	2,138	(299)	(281)	210	(370)
Benefit obligation—end of period	35,798	26,236	10,376	72,410	32,851	24,105	10,270	67,226
Less: Current portion	(818)	(980)	(151)	(1,949)	(777)	(943)	(115)	(1,835)
Non-current portion of benefit obligation	$34,980	$25,256	$10,225	$70,461	$32,074	$23,162	$10,155	$65,391

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended September 30,
	2020				2019
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$116	$51	$431	$598	$142	$79	$299	$520
Interest cost	124	89	93	306	114	84	85	283
Amortization of actuarial (gains) and losses	173	28	—	201	234	61	(71)	224
Net pension expense	$413	$168	$524	$1,105	$490	$224	$313	$1,027
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under "Other income (expense), net" on our Condensed Consolidated Statements of Income.
In determining the fair value of the pension plan benefit obligations as of September 30, 2020 and June 30, 2020, respectively, we used the following weighted-average key assumptions:

	As of September 30, 2020			As of June 30, 2020
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	1.75%	2.50%	6.50%	1.75%	2.50%	6.50%
Pension increases	1.50%	2.00%	N/A	1.50%	2.00%	N/A
Discount rate	1.14%	1.14%	3.90%	1.46%	1.46%	3.50%
Normal retirement age	65-67	65-67	60	65-67	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	12.19%	—%	—%	12.19%
to age 25	—%	—%	16.58%	—%	—%	16.58%
to age 30	1.00%	—%	13.97%	1.00%	—%	13.97%
to age 35	0.50%	—%	10.77%	0.50%	—%	10.77%
to age 40	—%	—%	7.39%	—%	—%	7.39%
to age 45	0.50%	—%	3.28%	0.50%	—%	3.28%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%

Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2021 (nine months ended)	$601	$729	$104
2022	866	1,001	378
2023	963	1,001	282
2024	1,069	1,009	298
2025	1,116	1,038	343
2026 to 2030	6,403	5,088	3,171
Total	$11,018	$9,866	$4,576
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
NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three months ended September 30, 2020, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.1746 per Common Share in the aggregate amount of $47.3 million, which we paid during the same period (three months ended September 30, 2019—$0.1746 per Common Share, in the aggregate amount of $47.0 million).
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
During the three months ended September 30, 2020, we repurchased 965,154 of our Common Shares in the open market, at a cost of $41.9 million for potential reissuance under our LTIP or other plans, described below (three months ended September 30, 2019—300,000 Common Shares at a cost of $12.4 million).
During the three months ended September 30, 2020, we reissued 193,680 Common Shares from treasury stock (three months ended September 30, 2019—nil), in connection with the settlement of awards and other plans.
Share Repurchase Plan
Subsequent to the end of the quarter, we announced on November 5, 2020 authorization of a share repurchase plan pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2020, up to an aggregate of $350 million of our common shares. Please see note 25 "subsequent events" for additional details.

Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended September 30,
	2020	2019
Stock options	$3,294	$2,010
Performance Share Units (issued under LTIP)	2,484	1,400
Restricted Share Units (issued under LTIP)	2,002	1,660
Restricted Share Units (other)	1,986	10
Deferred Share Units (directors)	738	751
Employee Share Purchase Plan	1,232	1,060
Total share-based compensation expense	$11,736	$6,891
Summary of Outstanding Stock Options
On September 14, 2020, at our annual general meeting, our shareholders approved the amendment and restatement of our 2004 Stock Option Plan to reserve an additional 6,000,000 Common Shares for issuance under the plan. As of September 30, 2020, an aggregate of 9,695,850 options to purchase Common Shares were outstanding and an additional 10,963,914 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the three months ended September 30, 2020 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2020	7,429,537	$36.18	4.78	$49,574
Granted	2,645,959	45.81
Exercised	(310,521)	27.71
Forfeited or expired	(69,125)	41.22
Outstanding at September 30, 2020	9,695,850	$39.04	5.25	$43,382
Exercisable at September 30, 2020	2,489,132	$31.85	3.18	$25,850
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended September 30,
	2020	2019
Weighted–average fair value of options granted	$8.50	$6.41
Weighted-average assumptions used:
Expected volatility	26.12%	22.11%
Risk–free interest rate	0.20%	1.68%
Expected dividend yield	1.52%	1.68%
Expected life (in years)	4.72	4.11
Forfeiture rate (based on historical rates)	7%	7%
Average exercise share price	$45.81	$38.76

For the periods indicated, the weighted-average fair value of performance options and weighted-average assumptions estimated under the Monte Carlo valuation method were as follows:

	Three Months Ended September 30,
	2020	2019
Weighted–average fair value of options granted	$10.18	N/A
Derived service period (in years)	1.80	N/A
Weighted-average assumptions used:
Expected volatility	28.00%	N/A
Risk–free interest rate	0.42%	N/A
Expected dividend yield	1.70%	N/A
Average exercise share price	$45.81	N/A

As of September 30, 2020, the total compensation cost related to the unvested stock option awards not yet recognized was $48.2 million, which will be recognized over a weighted-average period of 3.1 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three months ended September 30, 2020, cash in the amount of $8.6 million was received as the result of the exercise of options granted under share-based payment arrangements (three months ended September 30, 2019—$4.6 million). The tax benefit realized by us during the three months ended September 30, 2020 from the exercise of options eligible for a tax deduction was $0.7 million (three months ended September 30, 2019—$0.3 million).
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
As of September 30, 2020, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $47.0 million, which is expected to be recognized over a weighted average period of 2.3 years.
LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants are referred to in this Quarterly Report on Form 10-Q based upon the year in which the grants are expected to vest.

LTIP 2020
Grants made in Fiscal 2018 under the LTIP (collectively referred to as LTIP 2020), consisting of PSUs and RSUs, took effect in Fiscal 2018 starting on August 7, 2017. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the LTIP 2020. We expect to settle the LTIP 2020 awards in stock during the second quarter of Fiscal 2021.
LTIP 2021
Grants made in Fiscal 2019 under the LTIP (collectively referred to as LTIP 2021), consisting of PSUs and RSUs, took effect in Fiscal 2019 starting on August 6, 2018. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the LTIP 2021. We expect to settle the LTIP 2021 awards in stock.
LTIP 2022
Grants made in Fiscal 2020 under the LTIP (collectively referred to as LTIP 2022), consisting of PSUs and RSUs, took effect in Fiscal 2020 starting on August 5, 2019. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the LTIP 2022. We expect to settle the LTIP 2022 awards in stock.
LTIP 2023
Grants made in Fiscal 2021 under the LTIP (collectively referred to as LTIP 2023), consisting of PSUs and RSUs, took effect in Fiscal 2021 starting on August 10, 2020. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the LTIP 2023. We expect to settle the LTIP 2023 awards in stock.
Restricted Share Units (RSUs)
During the three months ended September 30, 2020, we granted 484,956 RSUs to employees in accordance with employment and other non-LTIP related agreements (three months ended September 30, 2019—nil). RSUs vest over a specified contract date, typically three years from the respective date of grants. As of September 30, 2020, the total expected compensation cost related to the unvested RSU awards not yet recognized was $20.4 million, which is expected to be recognized over a weighted average period of 2.4 years. We expect to settle RSU awards in stock.
During the three months ended September 30, 2020, we did not issue any Common Shares from treasury stock in connection with the settlement of vested RSUs (three months ended September 30, 2019—nil).
Deferred Share Units (DSUs)
During the three months ended September 30, 2020, we granted 3,667 DSUs to certain non-employee directors (three months ended September 30, 2019—3,799 DSUs). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
During the three months ended September 30, 2020, we did not issue shares from treasury stock in connection with the settlement of vested DSUs (three months ended September 30, 2019— nil).
Employee Share Purchase Plan (ESPP)
Our ESPP offers employees a purchase price discount of 15%.
During the three months ended September 30, 2020, 200,772 Common Shares were eligible for issuance to employees enrolled in the ESPP (three months ended September 30, 2019—188,081 Common Shares).
During the three months ended September 30, 2020, cash in the amount of $7.2 million was received from employees relating to the ESPP (three months ended September 30, 2019 — $6.5 million).

NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2020 - June 30, 2021	July 1, 2021 - June 30, 2023	July 1, 2023 - June 30, 2025	July 1, 2025 and beyond
Long-term debt obligations (1)	$4,624,860	$107,497	$300,938	$1,226,237	$2,990,188
Purchase obligations for contracts not accounted for as lease obligations (2)	100,410	39,932	60,478	—	—
	$4,725,270	$147,429	$361,416	$1,226,237	$2,990,188
(1) Includes interest up to maturity and principal payments. Excludes $600 million drawn on the Revolver as of September 30, 2020, which was expected to be repaid within one year and was repaid following the end of the quarter in October 2020. Please see note 11 "Long-Term Debt" and note 25 "Subsequent Events" for more details.
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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of September 30, 2020, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015 to be limited to penalties and interest that may be due of approximately $45 million.
The notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015 would, as drafted, increase our taxable income by approximately $90 million to $100 million for each of those years, as well as impose a 10% penalty on the proposed adjustment to income.
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015 (including any penalties) are without merit. We have filed notices of objection for Fiscal 2012, Fiscal 2013, Fiscal 2014, and Fiscal 2015. We are currently seeking competent authority consideration under applicable international treaties in respect of these reassessments.
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

Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the “Securities Actions”). On November 21, 2019, the court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. The motion was fully briefed in June 2020 and a hearing on the motion to dismiss the Securities Actions was held on October 15, 2020. Following the hearing, on October 22, 2020, the court granted with prejudice the defendants’ motion to dismiss the Securities Actions. Accordingly, to pursue the Securities Actions further the plaintiff must now either timely move the court to alter or amend the judgment or further appeal the dismissal.
Carbonite vs Realtime Data
On February 27, 2017, prior to our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (Realtime Data) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas "Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL)", alleging that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the asserted patents against other companies around the country. In one of those suits, filed in the U.S. District Court for the District of Delaware, the Delaware Court on July 29, 2019 dismissed the lawsuit after declaring invalid three of the four patents asserted by Realtime Data against Carbonite; that decision was appealed to the U.S. Court of Appeals for the Federal Circuit. By way of Order dated August 19, 2019, the U.S. District Court for the District of Massachusetts stayed the action against Carbonite pending the aforementioned appeal of the dismissal in the Delaware lawsuit. On October 23, 2020, the Appeals Court vacated and remanded the Delaware Court’s decision. The parties and the trial court in the Carbonite case have yet to address the impact of the Appeals Court’s decision. As to the fourth patent asserted against Carbonite, the U.S. Patent & Trademark Office Patent Trial and Appeal Board on September 24, 2019 invalidated certain claims of that patent. No trial date has been set in the action against Carbonite. The Company is defending Carbonite vigorously. We have not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and we remain unable to reasonably estimate a possible loss or range of loss associated with this litigation.
Please also see "Risk Factors" included in our Annual Report on Form 10-K for Fiscal 2020.
NOTE 15—INCOME TAXES

Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
The effective tax rate increased to a provision of 29.2% for the three months ended September 30, 2020, compared to a provision of 23.7% for the three months ended September 30, 2019. The increase in tax expense of $19.7 million was primarily due to (i) an increase of $11.6 million relating to higher net income including the impact of foreign rates, (ii) an increase of $11.9 million for changes in unrecognized tax benefits, and (iii) an increase of $2.9 million related to the US Base Erosion Anti-avoidance Tax (US BEAT). These were partially offset by a decrease of $8.0 million related to tax benefits of internal reorganizations that occurred in Fiscal 2021. The remainder of the difference was due to normal course movements and non-material items.
We recognize interest expense and penalties related to income tax matters in income tax expense. For the three months ended September 30, 2020 and 2019, respectively, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended September 30,
	2020	2019
Interest expense (recoveries)	$2,549	$(1,418)
Penalties expense (recoveries)	(322)	231
Total	$2,227	$(1,187)
The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of September 30, 2020	As of June 30, 2020
Interest expense accrued *	$72,943	$70,364
Penalties accrued *	$2,344	$2,620
* These balances are primarily included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of September 30, 2020, could decrease tax expense in the next 12 months by $6.9 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2012 for Germany, 2010 for the United States, 2015 for Luxembourg, and 2012 for Canada.
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
As at September 30, 2020, we have recognized a provision of $24.3 million (June 30, 2020—$24.8 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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
In addition to defining fair value and addressing disclosure requirements, Topic 820 establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
•Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2020 and June 30, 2020:

	September 30, 2020				June 30, 2020
		Fair Market Measurements using:				Fair Market Measurements using:
	September 30, 2020	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2020	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward contracts designated as cash flow hedges (note 17)	$753	$—	$753	$—	$—	$—	$—	$—
Total	$753	$—	$753	$—	$—	$—	$—	$—

Financial Liabilities:
Foreign currency forward contracts designated as cash flow hedges (note 17)	$—	$—	$—	$—	$(185)	$—	$(185)	$—
Total	$—	$—	$—	$—	$(185)	$—	$(185)	$—

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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended September 30, 2020 and 2019, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2020 and 2019, no indications of impairments were identified and therefore no fair value measurements were required.

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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of September 30, 2020, is recorded within "Prepaid expenses and other current assets" and represents the net gain before tax effect that is expected to be reclassified from accumulated other comprehensive income into earnings with the next twelve months.
As of September 30, 2020, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $62.6 million (June 30, 2020—$62.3 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 16 "Fair Value Measurement")

		As of September 30, 2020	As of June 30, 2020
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$753	$(185)
Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three Months Ended September 30, 2020
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign currency forward contracts	$1,150	Operating expenses	$212

Three Months Ended September 30, 2019
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign currency forward contracts	$(778)	Operating expenses	$(11)

NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended September 30,
	2020	2019
COVID-19 Restructuring Plan	$3,551	$—
Fiscal 2020 Restructuring Plan	8,725	—
Restructuring Plans prior to Fiscal 2020 Restructuring Plan	89	1,876
Acquisition-related costs	789	2,666
Other charges (recoveries)	90	559
Total	$13,244	$5,101
COVID-19 Restructuring Plan
During the fourth quarter of Fiscal 2020, in response to the COVID-19 pandemic, we made a strategic decision to move towards a significant work from home model. We began to implement restructuring activities to streamline our operations and significantly reduce our real estate footprint around the world (COVID-19 Restructuring Plan). The COVID-19 Restructuring Plan charges relate to workforce reductions and facility costs, including the accelerated amortization associated with the abandonment of ROU assets, the write-off of fixed assets and other related variable lease and exit costs. Currently, with respect to the COVID-19 Restructuring Plan we have assumed there will be no sublease income from vacated facilities. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
As of September 30, 2020, we expect total costs to be incurred in connection with the COVID-19 Restructuring Plan to be approximately $62 million to $75 million, of which $57.2 million has been recorded within "Special charges (recoveries)" to date.
A reconciliation of the beginning and ending restructuring liability, which is included within "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets, for the three months ended September 30, 2020 is shown below.

COVID-19 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2020	$5,172	$12,276	$17,448
Accruals and adjustments	1,981	708	2,689
Cash payments	(3,736)	(880)	(4,616)
Foreign exchange and other non-cash adjustments	148	(495)	(347)
Balance payable as at September 30, 2020	$3,565	$11,609	$15,174
During the three months ended September 30, 2020, we also incurred costs associated with abandoned facilities of $0.3 million and $0.6 million in charges associated with the write off of fixed assets under the COVID-19 Restructuring Plan.
Fiscal 2020 Restructuring Plan
During Fiscal 2020, we began to implement restructuring activities to streamline our operations (Fiscal 2020 Restructuring Plan), including in connection with our acquisitions of Carbonite and XMedius, to take further steps to improve our operational efficiency. The Fiscal 2020 Restructuring Plan charges relate to workforce reductions and facility costs, including the accelerated amortization associated with the abandonment of ROU assets, the write-off of fixed assets and other related variable lease and exit costs. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
As of September 30, 2020, we expect total costs to be incurred in connection with the Fiscal 2020 Restructuring Plan to be approximately $36 million to $44 million, of which $35.4 million has been recorded within "Special charges (recoveries)" to date.

A reconciliation of the beginning and ending restructuring liability, which is included within "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets, for the three months ended September 30, 2020 is shown below.

Fiscal 2020 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2020	$1,576	$6,442	$8,018
Accruals and adjustments	4,433	2,543	6,976
Cash payments	(1,573)	(448)	(2,021)
Foreign exchange and other non-cash adjustments	(87)	(367)	(454)
Balance payable as at September 30, 2020	$4,349	$8,170	$12,519
During the three months ended September 30, 2020, we also incurred costs associated with abandoned facilities of $1.7 million under the Fiscal 2020 Restructuring Plan.
Acquisition-related costs
Included within "Special charges (recoveries)" for the three months ended September 30, 2020 are costs incurred directly in relation to acquisitions in the amount of $0.8 million (three months ended September 30, 2019—$2.7 million).
Other charges (recoveries)
For the three months ended September 30, 2020, "Other charges" includes $0.1 million relating to other miscellaneous charges.
For the three months ended September 30, 2019, "Other charges" includes $0.6 million relating to accelerated amortization associated with the abandonment of ROU assets.

NOTE 19—ACQUISITIONS
Fiscal 2020 Acquisitions
Acquisition of XMedius
On March 9, 2020, we acquired all of the equity interest in XMedius, a provider of secure information exchange and unified communication solutions, for $73.3 million in an all cash transaction. In accordance with ASC Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination. We believe the acquisition complements our Customer Experience Management (CEM) and Business Network (BN) platforms.
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
The results of operations of The Fax Guys have been consolidated with those of OpenText beginning December 2, 2019.

NOTE 20—ACCUMULATED OTHER COMPREHENSIVE INCOME

	Three Months Ended September 30, 2020
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of June 30, 2020	$32,968	$(136)	$(15,007)	$17,825
Other comprehensive income (loss) before reclassifications, net of tax	22,645	845	(1,705)	21,785
Amounts reclassified into net income, net of tax	—	(156)	241	85
Total other comprehensive income (loss) net, for the period	22,645	689	(1,464)	21,870
Balance as of September 30, 2020	$55,613	$553	$(16,471)	$39,695

	Three Months Ended September 30, 2019
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of June 30, 2019	$40,752	$541	$(17,169)	$24,124
Other comprehensive income (loss) before reclassifications, net of tax	(5,611)	(572)	(3,084)	(9,267)
Amounts reclassified into net income, net of tax	—	8	231	239
Total other comprehensive income (loss) net, for the period	(5,611)	(564)	(2,853)	(9,028)
Balance as of September 30, 2019	$35,141	$(23)	$(20,022)	$15,096

NOTE 21—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
	2020	2019
Cash paid during the period for interest	$43,871	$33,444
Cash received during the period for interest	$1,209	$3,949
Cash paid during the period for income taxes	$27,704	$10,335
NOTE 22—OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,
	2020	2019
Foreign exchange gains (losses)	$(3,486)	$(3,659)
OpenText share in net income of equity investees (note 9)	6,221	682
Other miscellaneous income (expense)	148	192
Total other income (expense), net	$2,883	$(2,785)

NOTE 23—EARNINGS PER SHARE
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

	Three Months Ended September 30,
	2020	2019
Basic earnings per share
Net income attributable to OpenText	$103,376	$74,401
Basic earnings per share attributable to OpenText	$0.38	$0.28
Diluted earnings per share
Net income attributable to OpenText	$103,376	$74,401
Diluted earnings per share attributable to OpenText	$0.38	$0.27
Weighted-average number of shares outstanding (in 000's)
Basic	271,986	270,013
Effect of dilutive securities	861	1,238
Diluted	272,847	271,251
Excluded as anti-dilutive(1)	3,944	2,174
(1) Represents options to purchase Common Shares excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.
NOTE 24—RELATED PARTY TRANSACTIONS
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
During the three months ended September 30, 2020, Mr. Stephen Sadler, a member of the Board of Directors, earned $6 thousand (three months ended September 30, 2019—$9 thousand) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 25—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on November 4, 2020, a dividend of $0.2008 per Common Share. The record date for this dividend is December 4, 2020 and the payment date is December 22, 2020. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.

Revolver Repayment
Following the end of the quarter, in October 2020 we repaid the $600 million drawn under the Revolver using cash on hand. There are currently no amounts outstanding under the Revolver.

Share Repurchase Plan
Subsequent to the end of the quarter, we announced on November 5, 2020 authorization of a share repurchase plan pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2020, up to an aggregate of $350 million of our common shares on the NASDAQ Global Select Market, the Toronto Stock Exchange and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the “Repurchase Plan”). The price that we will pay for common shares in open market transactions will be the market price at the time of purchase or such other price as may be permitted by applicable law or stock exchange rules.

The Repurchase Plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934. Purchases made under the Repurchase Plan will be subject to a limit of 13,618,774 shares (representing 5% of the Company’s issued and outstanding common shares as of November 4, 2020). All common shares purchased by us pursuant to the Repurchase Plan will be cancelled.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q , including this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the U.S. Securities Act of 1933, as amended (the Securities Act), and is subject to the safe harbors created by those sections. All statements other than statements of historical facts are statements that could be deemed forward-looking statements.
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, "might", "will" and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to: (i) statements about our focus in the fiscal year beginning July 1, 2020 and ending June 30, 2021 (Fiscal 2021) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and business planning process; (iv) statements relating to business trends; (v) statements relating to distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases and the timing thereof; (viii) the Company’s financial conditions, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) statements about acquisitions and their expected impact; and (xxiii) other matters.
In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. The forward-looking statements contained in this report are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general economic and market conditions, currency exchange rates, and interest rates; (iv) equity and debt markets continuing to provide us with access to capital; (v) our continued ability to identify, source and finance attractive and executable business combination opportunities; and (vi) our continued ability to avoid infringing third party intellectual property rights. Management’s estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) actual and potential risks and uncertainties relating to the ultimate geographic spread of COVID-19, the severity of the disease and the duration of the COVID-19 pandemic and issues relating to its resurgence, including potential material adverse effects on our business, operations and financial performance; (ii) actions that may be taken by governmental authorities to contain the COVID-19 pandemic or to treat its impact on our business; (iii) the actual and potential negative impacts of COVID-19 on the global economy and financial markets; and (iv) the actual and potential risk and uncertainties relating to the implementation of our COVID-19 Restructuring Plan (as defined herein), including the possibility that the actual cash or non-cash cost of restructuring might exceed the estimated amounts; (v) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (vi) the potential for the incurrence of or assumption of debt in connection with acquisitions and the impact on the ratings or outlooks of rating agencies on our outstanding debt securities; (vii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (viii) the risks associated with bringing new products and services to market; (ix) fluctuations in currency exchange rates (including as a result of the impact of Brexit and any policy changes resulting from trade and tariff disputes); (x) delays in the purchasing decisions of the Company’s customers; (xi) competition the Company faces in its industry and/or marketplace; (xii) the final determination of litigation, tax audits (including tax examinations in the United States, Canada or elsewhere) and other legal proceedings; (xii) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, U.S. or international tax regimes; (xiv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xv) the continuous commitment of the Company’s customers; (xvi) demand for the Company’s products and services; (xvii) increase in exposure to international business risks (including as a result of the impact of Brexit and any policy changes resulting from the transition from the North American Free Trade Agreement to the United States-Mexico-Canada Agreement) as we continue to increase our international operations; (xviii) inability to raise capital at all or on not unfavorable terms in the future; (xix) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xx) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement including General Data Protection Regulation (GDPR), California Consumer Privacy Act (CCPA), and Country by Country Reporting (including with respect to transferring personal data outside of the EEA, as a result of the recent ruling of the Court of Justice of the European Union that the EU-US Privacy Shield is an invalid data transfer mechanism and that Standard Contractual Clauses are a valid transfer mechanism unless the country to which personal data is exported restricts the ability to comply with such Clauses); (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company's offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic (including COVID-19) due to remote working arrangements; and (xiv) failure to attract and retain key personnel to develop and effectively manage the Company's business.
    Readers should carefully review Part II, Item 1A "Risk Factors" herein and the Company's Annual Report on Form 10-K, including Part I, Item 1A "Risk Factors" therein, Quarterly Reports on Form 10-Q, including Item 1A herein and other documents we file from time to time with the Securities and Exchange Commission (SEC) and other securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part II, Item 1A "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K. Any one of these factors, and other factors that we are unaware of, or currently deem immaterial, may cause our actual results to differ materially from recent results or from our anticipated future results. Readers are cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
    The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.
    All dollar and percentage comparisons made herein refer to the three months ended September 30, 2020 compared with the three months ended September 30, 2019, unless otherwise noted.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. We are a multinational company and as of September 30, 2020, employed approximately 14,300 people worldwide.
Our ticker symbol on both the NASDAQ and the TSX is "OTEX".
Quarterly Summary:
During the first quarter of Fiscal 2021 we saw the following activity:
•Total revenue was $804.0 million, up 15.4% compared to the same period in the prior fiscal year; up 14.5% after factoring in the impact of $6.0 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $670.4 million, up 22.0% compared to the same period in the prior fiscal year; up 21.4% after factoring in the impact of $3.0 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $341.0 million, up 43.7% compared to the same period in the prior fiscal year; up 43.4% after factoring in the impact of $0.8 million of foreign exchange rate changes.
•GAAP-based EPS, diluted, was $0.38 compared to $0.27 in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $0.89 compared to $0.64 in the same period in the prior fiscal year.
•GAAP-based gross margin was 69.0% compared to 67.2% in the same period in the prior fiscal year.
•Non-GAAP-based gross margin was 76.5% compared to 73.1% in the same period in the prior fiscal year.
•GAAP-based net income attributable to OpenText was $103.4 million compared to $74.4 million in the same period in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $241.9 million compared to $173.5 million in the same period in the prior fiscal year.
•Adjusted EBITDA was $342.3 million compared to $254.2 million in the same period in the prior fiscal year.
•Operating cash flow was $233.9 million, up 70.2% from the same period in the prior fiscal year.
•Cash and cash equivalents were $1,845.6 million as of September 30, 2020, compared to $1,692.9 million as of June 30, 2020. As of September 30, 2020, our cash and cash equivalents and the current portion of our long-term debt included a $600 million draw down on the Revolver, defined below. Following the end of the quarter, in October 2020 we repaid the $600 million drawn under the Revolver using cash on hand.

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
Outlook for Fiscal 2021
As an organization, we are committed to "Total Growth", meaning we strive towards delivering value through organic initiatives, innovations and acquisitions, as well as financial performance. With an emphasis on increasing recurring revenues and expanding our margins, we believe our Total Growth strategy will ultimately drive overall cash flow generation, thus helping to fuel our disciplined capital allocation approach and further our ability to deepen our account coverage and identify and execute strategic acquisitions. With strategic acquisitions, we are better positioned to expand our product portfolio and improve our ability to innovate and grow organically, which helps us to meet our long-term growth targets. We believe this “Total Growth” strategy is a durable model that will create shareholder value over both the near and long-term.
We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our installed customer base, which includes Global 10,000 companies (G10K), SMBs and consumers. The G10K are the world's largest companies, typically those with greater than two billion in revenues, as well as the world's largest governments and organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. This quarter we invested $94 million or 11.7% of revenue in R&D, in line with our target to spend approximately 11% to 13% of revenues for R&D this fiscal year.
The cloud is a business imperative. What used to be discussed as a potential option for managing budgets, is now a strategic direction that drives competitive positioning, product innovation, business agility, and cost management. We are committed to continue our investment in the OpenText Cloud, which is a purpose-built cloud environment for solutions spanning Information Management, Compliance, Cyber Resilience and B2B Integration. Supported by a global, scalable, and secure infrastructure, the OpenText Cloud includes a foundational platform of technology services, and packaged business applications for industry and business processes. The OpenText Cloud enables organizations to protect and manage information in public, private or hybrid deployments.
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
We continue to conduct business with substantial modifications to employee travel and work locations and also virtualization or cancellations of all sales and marketing events, which we expect to remain in place throughout Fiscal 2021, along with substantially modified interactions with customers and suppliers, among other modifications. We will continue to actively monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including customer purchasing decisions, and may take further actions that alter our business operations as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers, and shareholders. It is uncertain and difficult to predict what the potential effects any such alterations or modifications may have on our business including the effects on our customers and prospects, or our financial results and our ability to successfully execute our business strategies and initiatives.
As previously disclosed, in order to further mitigate the operational impacts of COVID-19, our Compensation Committee and Board approved certain compensation adjustments, effective for the period May 15, 2020 through June 30, 2021, subject to review and modification as the situation warrants. As a precaution, we also temporarily and significantly reduced all hiring and discretionary spending, while taking note of some savings to be achieved through travel restrictions and the cancellation of certain events. These cost reduction measures are in addition to other previously disclosed facilities and workforce related actions as part of our COVID-19 Restructuring Plan. Please see note 18 "Special Charges" to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information.
After careful consideration and review, the Compensation Committee and Board has approved the restoration of all previously announced compensation adjustments for all employees and directors, including the CEO, by the end of December 2020. While we continue to closely monitor discretionary spending, we have also restored appropriate hiring across our organization.
The ongoing and ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control. For more information, please see Part II, Item 1A "Risk Factors" included elsewhere within this Quarterly Report on Form 10-Q and Part I, Item 1A "Risk Factors" within our Annual Report on Form 10-K for Fiscal 2020.
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
(i)Revenue recognition,
(ii)Goodwill,
(iii)Acquired intangibles, and
(iv)Income taxes.
For a full discussion of all our accounting policies, please see note 2 "Accounting Policies and Recent Accounting Pronouncements" to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2020.
We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to items such as special charges, restructurings, asset impairments and other non-recurring costs. As of September 30, 2020, we have recorded certain estimates in our Condensed Consolidated Financial Statements resulting from the pandemic, particularly with respect to the COVID-19 Restructuring Plan and allowance for credit losses, based on management's estimates and assumptions utilizing the most currently available information. Such estimates may be subject to change particularly given the unprecedented nature of the COVID-19 pandemic. Please also see Part II, Item 1A, "Risk Factors" included in this Quarterly Report on Form 10-Q and Part I, Item 1A "Risk Factors" within our Annual Report on Form 10-K for Fiscal 2020.
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

Summary of Results of Operations

	Three Months Ended September 30,
(In thousands)	2020	Change increase (decrease)	2019
Total Revenues by Product Type:
Cloud services and subscriptions	$340,986	$103,721	$237,265
Customer support	329,399	17,101	312,298
License	68,523	(9,375)	77,898
Professional service and other	65,105	(4,322)	69,427
Total revenues	804,013	107,125	696,888
Total Cost of Revenues	248,925	20,417	228,508
Total GAAP-based Gross Profit	555,088	86,708	468,380
Total GAAP-based Gross Margin %	69.0%		67.2%
Total GAAP-based Operating Expenses	372,732	36,865	335,867
Total GAAP-based Income from Operations	$182,356	$49,843	$132,513

% Revenues by Product Type:
Cloud services and subscriptions	42.4%		34.0%
Customer support	41.0%		44.8%
License	8.5%		11.2%
Professional service and other	8.1%		10.0%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$112,624	$10,462	$102,162
Customer support	29,194	(193)	29,387
License	2,489	166	2,323
Professional service and other	46,581	(7,757)	54,338
Amortization of acquired technology-based intangible assets	58,037	17,739	40,298
Total cost of revenues	$248,925	$20,417	$228,508

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	67.0%		56.9%
Customer support	91.1%		90.6%
License	96.4%		97.0%
Professional service and other	28.5%		21.7%

Total Revenues by Geography:(1)
Americas (2)	$508,656	$88,946	$419,710
EMEA (3)	225,935	15,768	210,167
Asia Pacific (4)	69,422	2,411	67,011
Total revenues	$804,013	$107,125	$696,888
% Revenues by Geography:
Americas (2)	63.3%		60.2%
EMEA (3)	28.1%		30.2%
Asia Pacific (4)	8.6%		9.6%

Other Metrics:
GAAP-based gross margin	69.0%		67.2%
GAAP-based EPS, diluted	$0.38		$0.27
Net income, attributable to OpenText	$103,376		$74,401
Non-GAAP-based gross margin (5)	76.5%		73.1%
Non-GAAP-based EPS, diluted (5)	$0.89		$0.64
Adjusted EBITDA (5)	$342,339		$254,212

(1)	Total revenues by geography are determined based on the location of our end customer.
(2)	Americas consists of countries in North, Central and South America.
(3)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(4)	Asia Pacific primarily consists of Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(5)	See "Use of Non-GAAP Financial Measures" (discussed later in this MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
Revenues, Cost of Revenues and Gross Margin by Product Type
1)    Cloud Services and Subscriptions:
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

	Three Months Ended September 30,
(In thousands)	2020	Change increase (decrease)	2019
Cloud Services and Subscriptions:
Americas	$255,555	$88,999	$166,556
EMEA	61,055	12,612	48,443
Asia Pacific	24,376	2,110	22,266
Total Cloud Services and Subscriptions Revenues	340,986	103,721	237,265
Cost of Cloud Services and Subscriptions Revenues	112,624	10,462	102,162
GAAP-based Cloud Services and Subscriptions Gross Profit	$228,362	$93,259	$135,103
GAAP-based Cloud Services and Subscriptions Gross Margin %	67.0%		56.9%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	74.9%		70.2%
EMEA	17.9%		20.4%
Asia Pacific	7.2%		9.4%
Cloud services and subscriptions revenues increased by $103.7 million or 43.7% during the three months ended September 30, 2020 as compared to the same period in the prior fiscal year, up 43.4% after factoring in the impact of $0.8 million of foreign exchange rates . Geographically, the overall change was attributable to an increase in Americas of $89.0 million, an increase in EMEA of $12.6 million and an increase in Asia Pacific of $2.1 million.
There were 6 Cloud services deals greater than $1.0 million that closed during the first quarter of Fiscal 2021, compared to 7 deals during the first quarter of Fiscal 2020.
Cost of Cloud services and subscriptions revenues increased by $10.5 million during the three months ended September 30, 2020 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $10.4 million, resulting from increased headcount from recent acquisitions.
Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 67% from 57%.
2)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the quarter ended September 30,

2020, our Customer support renewal rate was approximately 94%, compared with the Customer support renewal rate of approximately 92% for the quarter ended September 30, 2019.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended September 30,
(In thousands)	2020	Change increase (decrease)	2019
Customer Support Revenues:
Americas	$187,091	$7,648	$179,443
EMEA	115,730	8,783	106,947
Asia Pacific	26,578	670	25,908
Total Customer Support Revenues	329,399	17,101	312,298
Cost of Customer Support Revenues	29,194	(193)	29,387
GAAP-based Customer Support Gross Profit	$300,205	$17,294	$282,911
GAAP-based Customer Support Gross Margin %	91.1%		90.6%

% Customer Support Revenues by Geography:
Americas	56.8%		57.5%
EMEA	35.1%		34.2%
Asia Pacific	8.1%		8.3%
Customer support revenues increased by $17.1 million or 5.5% during the three months ended September 30, 2020 as compared to the same period in the prior fiscal year; up 4.8% after factoring in the impact of $2.3 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $8.8 million, an increase in Americas of $7.6 million and an increase in Asia Pacific of $0.7 million.
Cost of Customer support revenues decreased by $0.2 million during the three months ended September 30, 2020 as compared to the same period in the prior fiscal year, due to a decrease in labour-related costs of $0.4 million, partially offset by an increase in other miscellaneous costs of $0.2 million. Overall, the gross margin percentage on Customer support revenues remained stable at approximately 91%.
3)    License:
Our license revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our license revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of license revenues consists primarily of royalties payable to third parties.

	Three Months Ended September 30,
(In thousands)	2020	Change increase (decrease)	2019
License Revenues:
Americas	$33,726	$(5,510)	$39,236
EMEA	23,130	(3,562)	26,692
Asia Pacific	11,667	(303)	11,970
Total License Revenues	68,523	(9,375)	77,898
Cost of License Revenues	2,489	166	2,323
GAAP-based License Gross Profit	$66,034	$(9,541)	$75,575
GAAP-based License Gross Margin %	96.4%		97.0%

% License Revenues by Geography:
Americas	49.2%		50.4%
EMEA	33.8%		34.3%
Asia Pacific	17.0%		15.3%

License revenues decreased by $9.4 million or 12.0% during the three months ended September 30, 2020 as compared to the same period in the prior fiscal year; down 13.8% after factoring in the impact of $1.4 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $5.5 million, a decrease in EMEA of $3.6 million and a decrease in Asia Pacific of $0.3 million.
During the first quarter of Fiscal 2021, we closed 15 license deals greater than $0.5 million, of which 6 deals were greater than $1.0 million, contributing $14.8 million of license revenues. This was compared to 25 license deals greater than $0.5 million closed during the first quarter of Fiscal 2020, of which 5 deals were greater than $1.0 million, contributing $19.5 million of license revenues.
Cost of license revenues increased slightly during the three months ended September 30, 2020 as compared to the same period in the prior fiscal year as a result of higher third party technology costs. Overall, the gross margin percentage on license revenues decreased to 96% from 97%.

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

	Three Months Ended September 30,
(In thousands)	2020	Change increase (decrease)	2019
Professional Service and Other Revenues:
Americas	$32,284	$(2,191)	$34,475
EMEA	26,020	(2,065)	28,085
Asia Pacific	6,801	(66)	6,867
Total Professional Service and Other Revenues	65,105	(4,322)	69,427
Cost of Professional Service and Other Revenues	46,581	(7,757)	54,338
GAAP-based Professional Service and Other Gross Profit	$18,524	$3,435	$15,089
GAAP-based Professional Service and Other Gross Margin %	28.5%		21.7%

% Professional Service and Other Revenues by Geography:
Americas	49.6%		49.7%
EMEA	40.0%		40.5%
Asia Pacific	10.4%		9.8%
Professional service and other revenues decreased by $4.3 million or 6.2% during the three months ended September 30, 2020 as compared to the same period in the prior fiscal year; down 8.5% after factoring in the impact of $1.5 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in the Americas of $2.2 million, a decrease in EMEA of $2.1 million and a decrease in Asia Pacific of $0.1 million.
Cost of Professional service and other revenues decreased by $7.8 million during the three months ended September 30, 2020 as compared to the same period in the prior fiscal year, primarily due to a decrease in labour and travel-related expenses, primarily resulting from the travel limitations triggered by the COVID-19 pandemic.
Overall, the gross margin percentage on Professional service and other revenues increased to 28% from 22%.

Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended September 30,
(In thousands)	2020	Change increase (decrease)	2019
Amortization of acquired technology-based intangible assets	$58,037	$17,739	$40,298
Amortization of acquired technology-based intangible assets increased during the three months ended September 30, 2020 by $17.7 million as compared to the same period in the prior fiscal year. This was due to an increase of $23.1 million relating to amortization of newly acquired technology-based intangible assets from recent acquisitions, partially offset by a reduction of $5.4 million relating to intangible assets from certain previous acquisitions becoming fully amortized.
Operating Expenses

	Three Months Ended September 30,
(In thousands)	2020	Change increase (decrease)	2019
Research and development	$93,903	$12,725	$81,178
Sales and marketing	132,400	3,782	128,618
General and administrative	56,189	4,654	51,535
Depreciation	22,003	1,726	20,277
Amortization of acquired customer-based intangible assets	54,993	5,835	49,158
Special charges (recoveries)	13,244	8,143	5,101
Total operating expenses	$372,732	$36,865	$335,867

% of Total Revenues:
Research and development	11.7%		11.6%
Sales and marketing	16.5%		18.5%
General and administrative	7.0%		7.4%
Depreciation	2.7%		2.9%
Amortization of acquired customer-based intangible assets	6.8%		7.1%
Special charges (recoveries)	1.6%		0.7%
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

Change between Three Months Ended September 30, 2020 and 2019
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$7,970
Contract labour and consulting	(100)
Share-based compensation	1,121
Travel and communication	(233)
Facilities	3,686
Other miscellaneous	281
Total change in research and development expenses	$12,725
Research and development expenses increased by $12.7 million during the three months ended September 30, 2020 as compared to the same period in the prior fiscal year as a result of recent acquisitions, partially offset by the impact of the COVID-19 spending reduction discussed under "Outlook for Fiscal 2021" above. Payroll and payroll-related benefits increased $8.0 million, facility related expenses increased by $3.7 million and share-based compensation expense increased by $1.1 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable compared to the same period in the prior fiscal year at approximately 12%.

Our research and development labour resources increased by 357 employees, from 3,709 employees at September 30, 2019 to 4,066 employees at September 30, 2020.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

Change between Three Months Ended September 30, 2020 and 2019
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$5,529
Commissions	(914)
Contract labour and consulting	31
Share-based compensation	1,941
Travel and communication	(4,556)
Marketing expenses	(589)
Facilities	1,538
Bad debt expense	(430)
Other miscellaneous	1,232
Total change in sales and marketing expenses	$3,782
Sales and marketing expenses increased by $3.8 million during the three months ended September 30, 2020 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits increased by $5.5 million and facility related expenses increased by $1.5 million as result of recent acquisitions, partially offset by the impact of the COVID-19 spending reduction discussed under "Outlook for Fiscal 2021" above. Additionally, share-based compensation expense increased by $1.9 million and other miscellaneous expenses increased by $1.2 million. These increases were partially offset by a reduction in travel and communication of $4.6 million, resulting from travel limitations triggered by the COVID-19 pandemic and a reduction in commissions of $0.9 million. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to approximately 16% from approximately 18% in the prior fiscal year.
Our sales and marketing labour resources increased by 270 employees, from 2,120 employees at September 30, 2019 to 2,390 employees at September 30, 2020.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

Change between Three Months Ended September 30, 2020 and 2019
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$1,299
Contract labour and consulting	47
Share-based compensation	930
Travel and communication	(1,122)
Facilities	76
Other miscellaneous	3,424
Total change in general and administrative expenses	$4,654
General and administrative expenses increased by $4.7 million during the three months ended September 30, 2020 as compared to the same period in the prior fiscal year. Other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, increased by $3.4 million and payroll and payroll-related benefits increased by $1.3 million, primarily as a result of recent acquisitions, partially offset by the impact of the COVID-19 spending reduction discussed under "Outlook for Fiscal 2021" above. Additionally, share-based compensation increased by $0.9 million. These increases were partially offset by reductions in travel and communication of $1.1 million, resulting from travel limitations triggered by the COVID-19 pandemic. Overall, general and administrative expenses, as a percentage of total revenues, remained stable compared to the same period in the prior fiscal year at approximately 7%.
Our general and administrative labour resources increased by 238 employees, from 1,650 employees at September 30, 2019 to 1,888 employees at September 30, 2020.

Depreciation expenses:

	Three Months Ended September 30,
(In thousands)	2020	Change increase (decrease)	2019
Depreciation	$22,003	$1,726	$20,277
Depreciation expenses increased during the three months ended September 30, 2020 by $1.7 million, as compared to the same period in the prior fiscal year. Depreciation expenses, as a percentage of total revenue, remained at approximately 3% for each such period.
Amortization of acquired customer-based intangible assets:

	Three Months Ended September 30,
(In thousands)	2020	Change increase (decrease)	2019
Amortization of acquired customer-based intangible assets	$54,993	$5,835	$49,158
Amortization of acquired customer-based intangible assets increased during the three months ended September 30, 2020 by $5.8 million as compared to the same period in the prior fiscal year. This was due to an increase of $28.1 million relating to amortization of newly acquired customer-based intangible assets from recent acquisitions, partially offset by a reduction of $22.3 million relating to intangible assets from certain previous acquisitions becoming fully amortized.
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

	Three Months Ended September 30,
(In thousands)	2020	Change increase (decrease)	2019
Special charges (recoveries)	$13,244	$8,143	$5,101
Special charges increased by $8.1 million during the three months ended September 30, 2020 as compared to the same period in the prior fiscal year. This was due to an increase of $10.5 million in restructuring activities, primarily related to the Fiscal 2020 and COVID-19 plans initiated during the second half of Fiscal 2020. These were partially offset by a decrease of $1.9 million in acquisition related costs and a decrease of $0.5 million in other miscellaneous charges.
For more details on Special charges (recoveries), see note 18 "Special Charges (Recoveries)" to our Condensed Consolidated Financial Statements.
Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended September 30,
(In thousands)	2020	Change increase (decrease)	2019
Foreign exchange gains (losses)	$(3,486)	$173	$(3,659)
OpenText share in net income (loss) of equity investees (note 9)	6,221	5,539	682
Other miscellaneous income (expense)	148	(44)	192
Total other income (expense), net	$2,883	$5,668	$(2,785)

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended September 30,
(In thousands)	2020	Change increase (decrease)	2019
Interest expense related to total outstanding debt (1)	$38,141	$3,975	$34,166
Interest income	(1,209)	2,740	(3,949)
Other miscellaneous expense	2,157	164	1,993
Total interest and other related expense, net	$39,089	$6,879	$32,210
(1) For more details see note 11 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Provision for (Recovery of) Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended September 30,
(In thousands)	2020	Change increase (decrease)	2019
Provision for (recovery of) income taxes	$42,744	$19,653	$23,091

The effective tax rate increased to a provision of 29.2% for the three months ended September 30, 2020, compared to a provision of 23.7% for the three months ended September 30, 2019. The increase in tax expense of $19.7 million was primarily due to (i) an increase of $11.6 million relating to higher net income including the impact of foreign rates, (ii) an increase of $11.9 million for changes in unrecognized tax benefits, and (iii) an increase of $2.9 million related to the US Base Erosion Anti-avoidance Tax (US BEAT). These were partially offset by a decrease of $8.0 million related to tax benefits of internal reorganizations that occurred in Fiscal 2021. The remainder of the difference was due to normal course movements and non-material items.
For information with regards to certain potential tax contingencies, see note 14 "Guarantees and Contingencies" to our Condensed Consolidated Financial Statements. Please also see Part I, Item 1A "Risk Factors" within our Annual Report on Form 10-K for Fiscal 2020.

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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2020
(in thousands except for per share data)

	Three Months Ended September 30, 2020
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$112,624		$(836)	(1)	$111,788
Customer support	29,194		(442)	(1)	28,752
Professional service and other	46,581		(517)	(1)	46,064
Amortization of acquired technology-based intangible assets	58,037		(58,037)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	555,088	69.0%	59,832	(3)	614,920	76.5%
Operating expenses
Research and development	93,903		(2,342)	(1)	91,561
Sales and marketing	132,400		(4,057)	(1)	128,343
General and administrative	56,189		(3,542)	(1)	52,647
Amortization of acquired customer-based intangible assets	54,993		(54,993)	(2)	—
Special charges (recoveries)	13,244		(13,244)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	182,356		138,010	(5)	320,366
Other income (expense), net	2,883		(2,883)	(6)	—
Provision for (recovery of) income taxes	42,744		(3,365)	(7)	39,379
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	103,376		138,492	(8)	241,868
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.38		$0.51	(8)	$0.89

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)	Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.
(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
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
(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 29% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2020
		Per share diluted
GAAP-based net income, attributable to OpenText	$103,376	$0.38
Add:
Amortization	113,030	0.41
Share-based compensation	11,736	0.04
Special charges (recoveries)	13,244	0.05
Other (income) expense, net	(2,883)	(0.01)
GAAP-based provision for (recovery of) income taxes	42,744	0.16
Non-GAAP-based provision for income taxes	(39,379)	(0.14)
Non-GAAP-based net income, attributable to OpenText	$241,868	$0.89
Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2020
GAAP-based net income, attributable to OpenText	$103,376
Add:
Provision for (recovery of) income taxes	42,744
Interest and other related expense, net	39,089
Amortization of acquired technology-based intangible assets	58,037
Amortization of acquired customer-based intangible assets	54,993
Depreciation	22,003
Share-based compensation	11,736
Special charges (recoveries)	13,244
Other (income) expense, net	(2,883)
Adjusted EBITDA	$342,339

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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2019
		Per share diluted
GAAP-based net income, attributable to OpenText	$74,401	$0.27
Add:
Amortization	89,456	0.33
Share-based compensation	6,891	0.03
Special charges (recoveries)	5,101	0.02
Other (income) expense, net	2,785	0.01
GAAP-based provision for (recovery of) income taxes	23,091	0.09
Non-GAAP-based provision for income taxes	(28,245)	(0.11)
Non-GAAP-based net income, attributable to OpenText	$173,480	$0.64

Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2019
GAAP-based net income, attributable to OpenText	$74,401
Add:
Provision for (recovery of) income taxes	23,091
Interest and other related expense, net	32,210
Amortization of acquired technology-based intangible assets	40,298
Amortization of acquired customer-based intangible assets	49,158
Depreciation	20,277
Share-based compensation	6,891
Special charges (recoveries)	5,101
Other (income) expense, net	2,785
Adjusted EBITDA	$254,212

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of September 30, 2020	Change increase (decrease)	As of June 30, 2020
Cash and cash equivalents	$1,845,582	$152,732	$1,692,850
Restricted cash (1)	3,035	(1,378)	4,413
Total cash, cash equivalents and restricted cash	$1,848,617	$151,354	$1,697,263

(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets.

	Three Months Ended September 30,
(In thousands)	2020	Change	2019
Cash provided by operating activities	$233,904	$96,457	$137,447
Cash used in investing activities	$(17,542)	$3,108	$(20,650)
Cash used in financing activities	$(75,800)	$(24,987)	$(50,813)
Cash and cash equivalents
Cash and cash equivalents primarily consist of balances with banks as well as deposits with original maturities of 90 days or less.
We continue to anticipate that our cash and cash equivalents, as well as available credit facilities, will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, capital expenditures, dividends and operating needs for the next twelve months. Any further material or acquisition-related activities may require additional sources of financing and would be subject to the financial covenants established under our credit facilities. For more details, see "Long-term Debt and Credit Facilities" below. Proceeds from our $600 million draw down on the Revolver (defined below), (for which notice to the lenders was provided on March 5, 2020) are included in our total cash and cash equivalents of $1.8 billion as of September 30, 2020. Following the end of the quarter, in October 2020 we repaid the $600 million drawn under the Revolver using cash on hand.
As of September 30, 2020, we recognized a provision of $24.3 million (June 30, 2020—$24.8 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
We have deferred a total of approximately $65 million of tax payments under the CARES Act and other COVID-19 related tax relief programs in EMEA. During the three months ended September 30, 2020, we made repayments of approximately $29 million related to amounts previously deferred. As of September 30, 2020, we have remaining deferrals of $36 million which will become payable throughout Fiscal 2021 with a portion becoming payable in Fiscal 2022.
Cash flows provided by operating activities
Cash flows from operating activities increased by $96.5 million, as compared to the same period in the prior fiscal year, due to an increase in net income before the impact of non-cash items of $46.8 million and an increase in changes from working capital of $49.7 million. The increase in operating cash flow from changes in working capital was primarily due to the net impact of the following increases:
(i)$19.9 million relating to deferred revenues;
(ii)$16.4 million relating to accounts receivable;
(iii)$14.0 million relating to income taxes payable, net of receivables; and
(iv)$11.5 million relating to accounts payable and accrued liabilities.
These increases in operating cash flows were partially offset by the following decreases:
(i)$5.1 million relating to other assets;
(ii)$2.6 million relating to contract assets;

(iii)$2.5 million relating to net operating lease assets and liabilities; and
(iv)$1.9 million relating to prepaid expenses and other current assets.
During the first quarter of Fiscal 2021 our days sales outstanding (DSO) was 44 days, compared to a DSO of 54 days during the first quarter of Fiscal 2020, largely as a result of strong improvement in collections efficiency. The per day impact of our DSO in the first quarter of Fiscal 2021 and Fiscal 2020 on our cash flows was $8.9 million and $7.6 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by $3.1 million, primarily due to a reduction in purchases of property and equipment of $3.3 million, partially offset by an increase in other investing activities of $0.2 million.
Cash flows used in financing activities
Our cash flows from financing activities generally consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or repurchases of our Common Shares.
Cash flows used in financing activities increased by $25.0 million. This was primarily due to an increase of $29.4 million in cash used to repurchase Common Shares on the open market for potential reissuance under our stock compensation plans and an increase of $0.3 million in dividends paid to shareholders. These were partially offset by an increase in cash collected from the issuance of Common Shares for the exercise of options and the OpenText Employee Share Purchase Plan (ESPP) of $4.7 million.
Cash Dividends
During the three months ended September 30, 2020, we declared and paid cash dividends of $0.1746 per Common Share in the aggregate amount of $47.3 million (three months ended September 30, 2019—$0.1746 per Common Share in the aggregate amount of $47.0 million).
Future declarations of dividends and the establishment of future record and payment dates are subject to final determination and discretion of the Board. See Item 5 "Dividend Policy" in our Annual Report on Form 10-K for Fiscal 2020 for more information.
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
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the Eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of September 30, 2020, the outstanding balance on the Term Loan B bears an interest rate of 1.91%. For more information regarding the impact of LIBOR, see "Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2020.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2020, our consolidated net leverage ratio was 1.8:1.
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of September 30, 2020, the outstanding balance on the Revolver bears an interest rate of 1.90%. For more information regarding the impact of LIBOR, see "Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2020.
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2020, our consolidated net leverage ratio was 1.8:1.
As of September 30, 2020, we had $600 million outstanding balance on the Revolver (June 30, 2020—$600 million) and $150 million remaining available to be drawn. The proceeds from the $600 million draw down are presented within cash and cash equivalents and within the current portion of long-term debt in our Condensed Consolidated Balance Sheet as of September 30, 2020 and June 30, 2020. Following the end of the quarter, in October 2020 we repaid the $600 million drawn under the Revolver using cash on hand. Please see note 25 "Subsequent Events" to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information.
As of September 30, 2019, we had no outstanding balance on the Revolver. There was no activity during the three months ended September 30, 2019.
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

Share Repurchase Plan
Subsequent to the end of the quarter, we announced on November 5, 2020 authorization of a share repurchase plan pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2020, up to an aggregate of $350 million of our common shares on the NASDAQ Global Select Market, the Toronto Stock Exchange and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the “Repurchase Plan”). The price that we will pay for common shares in open market transactions will be the market price at the time of purchase or such other price as may be permitted by applicable law or stock exchange rules.
The Repurchase Plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934. Purchases made under the Repurchase Plan will be subject to a limit of 13,618,774 shares (representing 5% of the Company’s issued and outstanding common shares as of November 4, 2020). All common shares purchased by us pursuant to the Repurchase Plan will be cancelled.
Pensions
As of September 30, 2020, our total unfunded pension plan obligations were $81.2 million, of which $2.7 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans, Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP), for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2021 (nine months ended)	$601	$729	$104
2022	866	1,001	378
2023	963	1,001	282
2024	1,069	1,009	298
2025	1,116	1,038	343
2026 to 2030	6,403	5,088	3,171
Total	$11,018	$9,866	$4,576
For a detailed discussion on pensions, see note 12 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of September 30, 2020, we have entered the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2020 - June 30, 2021	July 1, 2021 - June 30, 2023	July 1, 2023 - June 30, 2025	July 1, 2025 and beyond
Long-term debt obligations (1)	$4,624,860	$107,497	$300,938	$1,226,237	$2,990,188
Operating lease obligations (2)	293,971	52,041	107,334	61,273	73,323
Purchase obligations for contracts not accounted for as lease obligations	100,410	39,932	60,478	—	—
	$5,019,241	$199,470	$468,750	$1,287,510	$3,063,511
(1) Includes interest up to maturity and principal payments. Excludes $600 million drawn on the Revolver as of September 30, 2020, which was expected to be repaid within one year and was repaid following the end of the quarter, in October 2020. Please see note 11 "Long-Term Debt" and note 25 "Subsequent Events" to our Condensed Consolidated Financial Statements for more details.
(2) Represents the undiscounted future minimum lease payments under our operating leases liabilities and excludes sublease income expected to be received under our various sublease agreements with third parties. Please see note 6 "Leases" to our Condensed Consolidated Financial Statements for more details.

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
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of September 30, 2020, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015 to be limited to penalties and interest that may be due of approximately $45 million.
The notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015 would, as drafted, increase our taxable income by approximately $90 million to $100 million for each of those years, as well as impose a 10% penalty on the proposed adjustment to income.
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015 (including any penalties) are without merit. We have filed notices of objection for Fiscal 2012, Fiscal 2013, Fiscal 2014, and Fiscal 2015. We are currently seeking competent authority consideration under applicable international treaties in respect of these reassessments.
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
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the “Securities Actions”). On November 21, 2019, the court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. The motion was fully briefed in June 2020 and a hearing on the motion to dismiss the Securities Actions was held on October 15, 2020. Following the hearing, on October 22, 2020, the court granted with prejudice the defendants’ motion to dismiss the Securities Actions. Accordingly, to pursue the Securities Actions further the plaintiff must now either timely move the court to alter or amend the judgment or further appeal the dismissal.
Carbonite vs Realtime Data
On February 27, 2017, prior to our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (“Realtime Data”) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas "Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL)", alleging that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the asserted patents against other companies around the country. In one of those suits, filed in the U.S. District Court for the District of Delaware, the Delaware Court on July 29, 2019 dismissed the lawsuit after declaring invalid three of the four patents asserted by Realtime Data against Carbonite; that decision was appealed to the U.S. Court of Appeals for the Federal Circuit. By way of Order dated August 19, 2019, the U.S. District Court for the District of Massachusetts stayed the action against Carbonite pending the aforementioned appeal of the dismissal in the Delaware lawsuit. On October 23, 2020, the Appeals Court vacated and remanded the Delaware Court’s decision. The parties and the trial court in the Carbonite case have yet to address the impact of the Appeals Court’s decision. As to the fourth patent asserted against Carbonite, the U.S. Patent & Trademark Office Patent Trial and Appeal Board on September 24, 2019 invalidated certain claims of that patent. No trial date has been set in the action against Carbonite. The Company is defending Carbonite vigorously. We have not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and we remain unable to reasonably estimate a possible loss or range of loss associated with this litigation.
Please also see Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2020.
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
As of September 30, 2020, we had an outstanding balance of $975.0 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of September 30, 2020, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.8 million, assuming that the loan balance as of September 30, 2020 is outstanding for the entire period (June 30, 2020—$9.8 million).
As of September 30, 2020, we had an outstanding balance of $600 million on the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of September 30, 2020, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on the Revolver by approximately $6.0 million, assuming that the full balance as of September 30, 2020 is outstanding for the entire period (June 30, 2020—$6.0 million). Following the end of the quarter, in October 2020 we repaid the $600 million drawn under the Revolver using cash on hand.
For more information regarding the impact of LIBOR, see "Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within Part I, Item 1A of our Annual Report on Form 10-K for Fiscal 2020.
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
Based on the foreign exchange forward contracts outstanding as of September 30, 2020, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.6 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2020—$0.6 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of September 30, 2020 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at September 30, 2020	U.S. Dollar Equivalent at June 30, 2020
Euro	$236,505	$229,579
British Pound	95,724	64,865
Canadian Dollar	6,417	20,311
Swiss Franc	35,387	43,365
Other foreign currencies	107,487	93,292
Total cash and cash equivalents denominated in foreign currencies	481,520	451,412
U.S. dollar	1,364,062	1,241,438
Total cash and cash equivalents	$1,845,582	$1,692,850
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $48.2 million (June 30, 2020—$45.1 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".

Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As a result of COVID-19, we continue to operate under a work from home model. Although our pre-existing controls were not specifically designed to operate in this current environment, we continue to believe that our established internal control over financial reporting addresses all identified risk areas. We continue to monitor for any effects that the COVID-19 pandemic may have on the design or operating effectiveness of our internal control over financial reporting.

Part II - Other Information
Item 1A. Risk Factors

You should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended June 30, 2020. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASE OF EQUITY SECURITIES OF THE COMPANY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Period		(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
07/01/20 to 07/31/20		—	$—	—	—
08/01/20 to 08/31/20	(1)	965,154	$43.38	—	—
09/01/20 to 09/30/20		—	$—	—	—
Total		965,154	$43.38	—	—

(1) Represents Common Shares repurchased in the open market and held in trust for the purpose of potential reissuance under our LTIP or other plans. For more details, please see "Treasury Stock" under note 13 "Share Capital, Option Plans and Share-based Payments" to our Condensed Consolidated Financial Statements.

Item 6.    Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
4.1	Open Text Corporation 2004 Stock Option Plan, as amended and restated on September 14, 2020 (1)
4.2	Open Text Corporation 2004 Employee Stock Purchase Plan, as amended and restated on September 14, 2020 (1)
10.1*
Amendment No. 4 to the Employment Agreement between Mark J. Barrenechea and the Company dated August 14, 2020 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012, as amended). (2)

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
*    Indicates management contract relating to compensatory plans or arrangements

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-8, as filed with the SEC on September 30, 2020 and incorporated herein by reference.
(2) Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on August 14, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: November 5, 2020

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ HOWARD ROSEN
Howard Rosen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)