Form 10-Q
period 2020-12-31
OPEN TEXT CORP
filed 2021-02-04
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020.
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At February 2, 2021, there were 272,786,642 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2020	June 30, 2020
ASSETS	(unaudited)
Cash and cash equivalents	$1,500,561	$1,692,850
Accounts receivable trade, net of allowance for credit losses of $22,845 as of December 31, 2020 and $20,906 as of June 30, 2020 (note 1 and note 4)	445,841	466,357
Contract assets (note 3)	27,460	29,570
Income taxes recoverable (note 15)	24,517	61,186
Prepaid expenses and other current assets	130,177	136,436
Total current assets	2,128,556	2,386,399
Property and equipment (note 5)	227,434	244,555
Operating lease right of use assets (note 6)	235,142	207,869
Long-term contract assets (note 3)	18,175	15,427
Goodwill (note 7)	4,696,349	4,672,356
Acquired intangible assets (note 8)	1,402,928	1,612,564
Deferred tax assets (note 15)	866,788	911,565
Other assets (note 9)	164,238	154,467
Long-term income taxes recoverable (note 15)	29,488	29,620
Total assets	$9,769,098	$10,234,822
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 10)	$348,080	$373,314
Current portion of long-term debt (note 11)	10,000	610,000
Operating lease liabilities (note 6)	59,874	64,071
Deferred revenues (note 3)	798,340	812,218
Income taxes payable (note 15)	320,084	44,630
Total current liabilities	1,536,378	1,904,233
Long-term liabilities:
Accrued liabilities (note 10)	28,334	34,955
Pension liability (note 12)	83,271	73,129
Long-term debt (note 11)	3,581,565	3,584,311
Long-term operating lease liabilities (note 6)	227,265	217,165
Long-term deferred revenues (note 3)	97,083	94,382
Long-term income taxes payable (note 15)	32,794	171,200
Deferred tax liabilities (note 15)	179,161	148,738
Total long-term liabilities	4,229,473	4,323,880
Shareholders’ equity:
Share capital and additional paid-in capital (note 13)
272,588,542 and 271,863,354 Common Shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively; authorized Common Shares: unlimited	1,889,857	1,851,777
Accumulated other comprehensive income (note 20)	66,476	17,825
Retained earnings	2,093,076	2,159,396
Treasury stock, at cost (1,101,370 and 622,297 shares at December 31, 2020 and June 30, 2020, respectively)	(47,555)	(23,608)
Total OpenText shareholders' equity	4,001,854	4,005,390
Non-controlling interests	1,393	1,319
Total shareholders’ equity	4,003,247	4,006,709
Total liabilities and shareholders’ equity	$9,769,098	$10,234,822
Guarantees and contingencies (note 14)
Related party transactions (note 24)
Subsequent event (note 25)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Revenues (note 3):
Cloud services and subscriptions	$350,454	$248,340	$691,440	$485,605
Customer support	334,492	315,508	663,891	627,806
License	107,348	138,095	175,871	215,993
Professional service and other	63,350	69,614	128,455	139,041
Total revenues	855,644	771,557	1,659,657	1,468,445
Cost of revenues:
Cloud services and subscriptions	117,882	103,644	230,506	205,806
Customer support	29,668	29,788	58,862	59,175
License	4,302	3,050	6,791	5,373
Professional service and other	46,619	53,604	93,200	107,942
Amortization of acquired technology-based intangible assets (note 8)	54,091	42,299	112,128	82,597
Total cost of revenues	252,562	232,385	501,487	460,893
Gross profit	603,082	539,172	1,158,170	1,007,552
Operating expenses:
Research and development	100,238	80,283	194,141	161,461
Sales and marketing	147,897	137,310	280,297	265,928
General and administrative	62,765	54,595	118,954	106,130
Depreciation	20,280	20,712	42,283	40,989
Amortization of acquired customer-based intangible assets (note 8)	54,926	51,460	109,919	100,618
Special charges (recoveries) (note 18)	(17,494)	10,072	(4,250)	15,173
Total operating expenses	368,612	354,432	741,344	690,299
Income from operations	234,470	184,740	416,826	317,253
Other income (expense), net (note 22)	5,251	1,972	8,134	(813)
Interest and other related expense, net	(37,595)	(32,376)	(76,684)	(64,586)
Income before income taxes	202,126	154,336	348,276	251,854
Provision for (recovery of) income taxes (note 15)	267,559	46,818	310,303	69,909
Net income (loss) for the period	$(65,433)	$107,518	$37,973	$181,945
Net (income) loss attributable to non-controlling interests	(44)	(51)	(74)	(77)
Net income (loss) attributable to OpenText	$(65,477)	$107,467	$37,899	$181,868
Earnings (loss) per share—basic attributable to OpenText (note 23)	$(0.24)	$0.40	$0.14	$0.67
Earnings (loss) per share—diluted attributable to OpenText (note 23)	$(0.24)	$0.40	$0.14	$0.67
Weighted average number of Common Shares outstanding—basic (in '000's)	272,433	270,450	272,210	270,232
Weighted average number of Common Shares outstanding—diluted (in '000's)	272,433	271,590	273,019	271,328

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net income (loss) for the period	$(65,433)	$107,518	$37,973	$181,945
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	26,065	4,875	48,710	(736)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of $751 and $301 for the three months ended December 31, 2020 and 2019, respectively; $1,056 and $95 for the six months ended December 31, 2020 and 2019, respectively	2,082	833	2,927	261
(Gain) loss reclassified into net income (loss) - net of tax (expense) recovery effect of ($227) and ($26) for the three months ended December 31, 2020 and 2019, respectively; ($283) and ($23) for the six months ended December 31, 2020 and 2019, respectively	(628)	(72)	(784)	(64)
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of ($441) and $1,308 for the three months ended December 31, 2020 and 2019, respectively; ($1,357) and $59 for the six months ended December 31, 2020 and 2019, respectively	(981)	3,698	(2,686)	614
Amortization of actuarial (gain) loss into net income (loss) - net of tax (expense) recovery effect of $93 and $97 for the three months ended December 31, 2020 and 2019, respectively; $180 and $243 for the six months ended December 31, 2020 and 2019, respectively	243	260	484	491
Total other comprehensive income (loss) net, for the period	26,781	9,594	48,651	566
Total comprehensive income (loss)	(38,652)	117,112	86,624	182,511
Comprehensive (income) loss attributable to non-controlling interests	(44)	(51)	(74)	(77)
Total comprehensive income (loss) attributable to OpenText	$(38,696)	$117,061	$86,550	$182,434

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Three Months Ended December 31, 2020
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of September 30, 2020	272,174	$1,872,411	(1,394)	$(58,788)	$2,213,053	$39,695	$1,349	$4,067,720
Issuance of Common Shares
Under employee stock option plans	213	6,893	—	—	—	—	—	6,893
Under employee stock purchase plans	202	7,260	—	—	—	—	—	7,260
Share-based compensation	—	14,526	—	—	—	—	—	14,526
Issuance of treasury stock	—	(11,233)	293	11,233	—	—	—	—
Dividends declared ($0.2008 per Common Share)	—	—	—	—	(54,500)	—	—	(54,500)
Other comprehensive income - net	—	—	—	—	—	26,781	—	26,781
Net income (loss) for the quarter	—	—	—	—	(65,477)	—	44	(65,433)
Balance as of December 31, 2020	272,589	$1,889,857	(1,101)	$(47,555)	$2,093,076	$66,476	$1,393	$4,003,247

	Three Months Ended December 31, 2019
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of September 30, 2019	270,190	$1,791,689	(1,103)	$(41,190)	$2,141,278	$15,096	$1,241	$3,908,114
Issuance of Common Shares
Under employee stock option plans	231	6,783	—	—	—	—	—	6,783
Under employee stock purchase plans	188	6,532	—	—	—	—	—	6,532
Share-based compensation	—	7,783	—	—	—	—	—	7,783
Issuance of treasury stock	—	(9,124)	256	9,124	—	—	—	—
Dividends declared ($0.1746 per Common Share)	—	—	—	—	(47,092)	—	—	(47,092)
Other comprehensive income - net	—	—	—	—	—	9,594	—	9,594
Net income for the quarter	—	—	—	—	107,467	—	51	107,518
Balance as of December 31, 2019	270,609	$1,803,663	(847)	$(32,066)	$2,201,653	$24,690	$1,292	$3,999,232

	Six Months Ended December 31, 2020
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	271,863	$1,851,777	(622)	$(23,608)	$2,159,396	$17,825	$1,319	$4,006,709
Adoption of ASU 2016-13 - cumulative effect, net (note 1)	—	—	—	—	(2,450)	—	—	(2,450)
Issuance of Common Shares
Under employee stock option plans	524	15,498	—	—	—	—	—	15,498
Under employee stock purchase plans	202	7,553	193	6,690	—	—	—	14,243
Share-based compensation	—	26,262	—	—	—	—	—	26,262
Purchase of treasury stock	—	—	(965)	(41,870)	—	—	—	(41,870)
Issuance of treasury stock	—	(11,233)	293	11,233	—	—	—	—
Dividends declared ($0.3754 per Common Share)	—	—	—	—	(101,769)	—	—	(101,769)
Other comprehensive income - net	—	—	—	—	—	48,651	—	48,651
Net income for the period	—	—	—	—	37,899	—	74	37,973
Balance as of December 31, 2020	272,589	$1,889,857	(1,101)	$(47,555)	$2,093,076	$66,476	$1,393	$4,003,247

	Six Months Ended December 31, 2019
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	269,834	$1,774,214	(803)	$(28,766)	$2,113,883	$24,124	$1,215	$3,884,670
Issuance of Common Shares
Under employee stock option plans	415	11,359	—	—	—	—	—	11,359
Under employee stock purchase plans	360	12,540	—	—	—	—	—	12,540
Share-based compensation	—	14,674	—	—	—	—	—	14,674
Purchase of treasury stock	—	—	(300)	(12,424)	—	—	—	(12,424)
Issuance of treasury stock	—	(9,124)	256	9,124	—	—	—	—
Dividends declared ($0.3492 per Common Share)	—	—	—	—	(94,098)	—	—	(94,098)
Other comprehensive income - net	—	—	—	—	—	566	—	566
Net income for the period	—	—	—	—	181,868	—	77	181,945
Balance as of December 31, 2019	270,609	$1,803,663	(847)	$(32,066)	$2,201,653	$24,690	$1,292	$3,999,232

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income for the period	$37,973	$181,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	264,330	224,204
Share-based compensation expense	26,262	14,674
Pension expense	3,120	2,895
Amortization of debt issuance costs	2,254	2,276
Loss on sale and write down of property and equipment	953	—
Deferred taxes	80,397	34,168
Share in net (income) loss of equity investees	(8,255)	(1,948)
Changes in operating assets and liabilities:
Accounts receivable	32,727	2,598
Contract assets	(20,193)	(17,659)
Prepaid expenses and other current assets	7,966	(501)
Income taxes	168,841	(891)
Accounts payable and accrued liabilities	(36,538)	(33,235)
Deferred revenue	(18,647)	(64,093)
Other assets	(1,467)	2,357
Operating lease assets and liabilities, net	(23,364)	(2,105)
Net cash provided by operating activities	516,359	344,685
Cash flows from investing activities:
Additions of property and equipment	(22,956)	(38,212)
Purchase of XMedius	444	—
Purchase of Carbonite, Inc., net of cash and restricted cash acquired	—	(1,216,639)
Purchase of Dynamic Solutions Group Inc.	(371)	(4,149)
Other investing activities	(1,370)	(5,541)
Net cash used in investing activities	(24,253)	(1,264,541)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	29,177	23,117
Proceeds from long-term debt and Revolver	—	750,000
Repayment of long-term debt and Revolver	(605,000)	(5,000)
Debt issuance costs	—	(979)
Purchase of treasury stock	(41,870)	(12,424)
Payments of dividends to shareholders	(101,769)	(94,098)
Net cash provided by (used in) financing activities	(719,462)	660,616
Foreign exchange gain (loss) on cash held in foreign currencies	33,771	(4,071)
Increase (decrease) in cash, cash equivalents and restricted cash during the period	(193,585)	(263,311)
Cash, cash equivalents and restricted cash at beginning of the period	1,697,263	943,543
Cash, cash equivalents and restricted cash at end of the period	$1,503,678	$680,232

Reconciliation of cash, cash equivalents and restricted cash:	December 31, 2020	December 31, 2019
Cash and cash equivalents	$1,500,561	$675,403
Restricted cash (1)	3,117	4,829
Total cash, cash equivalents and restricted cash	$1,503,678	$680,232

(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets.

Supplemental cash flow disclosures (note 21)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2020
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa) and EC1 Pte. Ltd. (GXS Singapore), which as of December 31, 2020, were 70% and 81% owned, respectively, by OpenText. All intercompany balances and transactions have been eliminated.
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
In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 continues to significantly impact the global economy. As the impacts of the pandemic continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. As of December 31, 2020, we have recorded certain estimates resulting from the pandemic, particularly with respect to the COVID-19 Restructuring Plan (as defined herein) and allowance for credit losses, based on management's estimates and assumptions utilizing the most currently available information. Such estimates may be subject to change particularly given the unprecedented nature of the COVID-19 pandemic. We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to potential items such as special charges (recoveries), restructurings, asset impairments and other non-recurring costs. Please see note 18 "Special Charges (Recoveries)" and "Risk Factors" included within Part II, Item 1A of this Quarterly Report on Form 10-Q and "Risk Factors" included in our Annual Report on Form 10-K for Fiscal 2020.
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
The adoption of Topic 326 had no impact on the Condensed Consolidated Statements of Income (Loss), Condensed Consolidated Statements of Comprehensive Income (Loss) or Condensed Consolidated Statements of Cash Flows. Please see note 4 "Allowance for Credit Losses" for additional information.
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
NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our end customer, and by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Total Revenues by Geography:
Americas (1)	$516,852	$450,691	$1,025,508	$870,401
EMEA (2)	271,021	252,268	496,956	462,435
Asia Pacific (3)	67,771	68,598	137,193	135,609
Total revenues	$855,644	$771,557	$1,659,657	$1,468,445

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$350,454	$248,340	$691,440	$485,605
Customer support revenue	334,492	315,508	663,891	627,806
Total recurring revenues	$684,946	$563,848	$1,355,331	$1,113,411
License revenue (perpetual, term and subscriptions)	107,348	138,095	175,871	215,993
Professional service and other revenue	63,350	69,614	128,455	139,041
Total revenues	$855,644	$771,557	$1,659,657	$1,468,445

Total Revenues by Timing of Revenue Recognition:
Point in time	$107,348	$138,095	$175,871	$215,993
Over time (including professional service and other revenue)	748,296	633,462	1,483,786	1,252,452
Total revenues	$855,644	$771,557	$1,659,657	$1,468,445
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of December 31, 2020	As of June 30, 2020
Short-term contract assets	$27,460	$29,570
Long-term contract assets	$18,175	$15,427
Short-term deferred revenues	$798,340	$812,218
Long-term deferred revenues	$97,083	$94,382

The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the six months ended December 31, 2020, we reclassified $18.9 million of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three and six months ended December 31, 2020 and 2019, respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the six months ended December 31, 2020 that was included in the deferred revenue balances at June 30, 2020 was $626 million (six months ended December 31, 2019—$491 million, that was included in the deferred revenue balances at June 30, 2019).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would have not incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2020:

Capitalized costs to obtain a contract as of June 30, 2020	$61,163
New capitalized costs incurred	13,073
Amortization of capitalized costs	(10,231)
Adjustments on account of foreign exchange	2,391
Capitalized costs to obtain a contract as of December 31, 2020	$66,396

During the three and six months ended December 31, 2020 and 2019, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2020, approximately $1.3 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 48% of this amount over the next 12 months and the remaining balance thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.

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
The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of June 30, 2020	$20,906
Adoption of Topic 326 - cumulative effect	3,025
Credit loss expense	2,928
Write-off /adjustments	(4,014)
Balance as of December 31, 2020	$22,845

Included in accounts receivable are unbilled receivables in the amount of $58.3 million as of December 31, 2020 (June 30, 2020—$55.2 million).
As of December 31, 2020, we have an allowance for credit losses of $0.2 million for contract assets, as a result of the adoption of Topic 326. For additional information on contract assets please see note 3 "Revenues".
NOTE 5—PROPERTY AND EQUIPMENT

	As of December 31, 2020
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$39,795	$(31,243)	$8,552
Office equipment	2,518	(1,311)	1,207
Computer hardware	297,250	(206,023)	91,227
Computer software	118,669	(97,562)	21,107
Capitalized software development costs	117,429	(77,697)	39,732
Leasehold improvements	108,792	(76,520)	32,272
Land and buildings	48,264	(14,927)	33,337
Total	$732,717	$(505,283)	$227,434

	As of June 30, 2020
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$39,158	$(28,473)	$10,685
Office equipment	2,272	(1,329)	943
Computer hardware	294,745	(198,194)	96,551
Computer software	127,299	(103,057)	24,242
Capitalized software development costs	111,202	(70,015)	41,187
Leasehold improvements	111,384	(74,395)	36,989
Land and buildings	49,268	(15,310)	33,958
Total	$735,328	$(490,773)	$244,555

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
The ROU asset equals the lease liability, adjusted for any initial direct costs, prepaid rent and lease incentives on initial recognition. Fixed lease costs are included in the recognition of ROU assets and lease liabilities. Variable lease costs are not included in the measurement of the lease liability. These variable lease payments are recognized in the Condensed Consolidated Statements of Income (Loss) in the period in which the obligation for those payments is incurred. Lease expense for minimum lease payments continue to be recognized in the Condensed Consolidated Statements of Income (Loss) on a straight-line basis over the lease term.
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
In certain circumstances, we sublease all or a portion of a leased facility to various other companies through a sublease agreement.
Lease Costs and Other Information
The following illustrates the various components of operating lease costs for the period indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Operating lease cost	$15,720	$15,955	$31,262	$32,102
Short-term lease cost	239	190	502	288
Variable lease cost	607	764	1,300	1,507
Sublease income	(1,576)	(1,583)	(3,193)	(3,137)
Total lease cost	$14,990	$15,326	$29,871	$30,760

The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of December 31, 2020	As of June 30, 2020
Weighted-average remaining lease term	6.39 years	6.18 years
Weighted-average discount rate	2.85%	3.12%

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payment made for variable lease cost and short-term lease are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Six Months Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$38,725	$36,070
Right of use assets obtained in exchange for new operating lease liabilities (1) (2)	$52,541	$11,835
(1) Excludes the impact of $60.1 million of ROU assets acquired through the acquisition of Carbonite, Inc. (Carbonite) during the six months ended December 31, 2019.
(2) Excludes the release of $19.1 million of lease liabilities during the six months ended December 31, 2020 relating to office space that was abandoned during the fourth quarter of Fiscal 2020 and has since been early terminated or assigned to a third party. These recoveries have been recorded in "Special charges (recoveries)" in the Condensed Consolidated Statements of Income (Loss). Please see note 18 "Special Charges (Recoveries)".

Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our operating leases liabilities as of December 31, 2020:

Fiscal years ending June 30,
2021 (six months ended)	$34,501
2022	63,954
2023	53,078
2024	41,195
2025	30,109
Thereafter	90,379
Total Lease payments	$313,216
Less: Imputed interest	(26,077)
Total	$287,139
Reported as:
Current operating lease liabilities	$59,874
Non-current operating lease liabilities	227,265
Total	$287,139
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $3.8 million over the remainder of Fiscal 2021, and $19.8 million thereafter.
NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2020:

Balance as of June 30, 2020	$4,672,356
Adjustments relating to acquisitions prior to Fiscal 2021 that had open measurement periods (note 19)	(1,605)
Impact of foreign exchange rate changes	25,598
Balance as of December 31, 2020	$4,696,349

NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of December 31, 2020
	Cost	Accumulated Amortization	Net
Technology assets	$1,009,581	$(534,087)	$475,494
Customer assets	1,442,267	(514,833)	927,434
Total	$2,451,848	$(1,048,920)	$1,402,928

	As of June 30, 2020
	Cost	Accumulated Amortization	Net
Technology assets	$1,084,144	$(502,376)	$581,768
Customer assets	1,434,832	(404,036)	1,030,796
Total	$2,518,976	$(906,412)	$1,612,564

Where applicable, the above balances as of December 31, 2020 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the six months ended December 31, 2020. The impact of this resulted in a reduction of $81.7 million to technology assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and seven years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2021 (six months ended)	$213,473
2022	399,956
2023	317,950
2024	236,259
2025	123,570
2026 and beyond	111,720
Total	$1,402,928

NOTE 9—OTHER ASSETS

	As of December 31, 2020	As of June 30, 2020
Deposits and restricted cash	$11,557	$11,612
Capitalized costs to obtain a contract	47,316	43,029
Investments	82,791	76,002
Long-term prepaid expenses and other long-term assets	22,574	23,824
Total	$164,238	$154,467

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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (Loss) (see note 22 "Other Income (Expense), Net"). During the three and six months ended

December 31, 2020, our share of income (loss) from these investments was $2.0 million and $8.3 million, respectively (three and six months ended December 31, 2019—$1.3 million and $1.9 million, respectively).
Long-term prepaid expenses and other long-term assets includes advance payments on long-term licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.
NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of December 31, 2020	As of June 30, 2020
Accounts payable—trade	$42,121	$41,469
Accrued salaries and commissions	126,243	155,496
Accrued liabilities	91,374	78,793
Accrued sales and other tax liabilities	39,415	50,255
Accrued interest on Senior Notes	31,161	30,761
Amounts payable in respect of restructuring and other special charges	14,297	12,185
Asset retirement obligations	3,469	4,355
Total	$348,080	$373,314
Long-term accrued liabilities:

	As of December 31, 2020	As of June 30, 2020
Amounts payable in respect of restructuring and other special charges	$3,547	$13,768
Other accrued liabilities	11,073	8,215
Asset retirement obligations	13,714	12,972
Total	$28,334	$34,955
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of December 31, 2020, the present value of this obligation was $17.2 million (June 30, 2020—$17.3 million), with an undiscounted value of $18.1 million (June 30, 2020—$18.7 million).

NOTE 11—LONG-TERM DEBT

	As of December 31, 2020	As of June 30, 2020
Total debt
Senior Notes 2030	$900,000	$900,000
Senior Notes 2028	900,000	900,000
Senior Notes 2026	850,000	850,000
Term Loan B	972,500	977,500
Revolver	—	600,000
Total principal payments due	3,622,500	4,227,500

Premium on Senior Notes 2026	4,418	4,756
Debt issuance costs	(35,353)	(37,945)
Total amount outstanding	3,591,565	4,194,311

Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Revolver	—	600,000
Total current portion of long-term debt	10,000	610,000

Non-current portion of long-term debt	$3,581,565	$3,584,311

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
For the three and six months ended December 31, 2020, we recorded interest expense of $9.3 million and $18.5 million, respectively, relating to Senior Notes 2030.
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
For the three and six months ended December 31, 2020, we recorded interest expense of $8.7 million and $17.3 million, respectively, relating to Senior Notes 2028.
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
For the three and six months ended December 31, 2020, we recorded interest expense of $12.5 million and $25.0 million, respectively, relating to Senior Notes 2026 (three and six months ended December 31, 2019—$12.5 million and $25.0 million, respectively).
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
Term Loan B has a seven year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of December 31, 2020, the outstanding balance on the Term Loan B bears an interest rate of 1.90%. For more information regarding the impact of LIBOR, see "Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2020.
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of December 31, 2020, our consolidated net leverage ratio was 1.6:1.
For the three and six months ended December 31, 2020, we recorded interest expense of $4.7 million and $9.5 million, respectively, relating to Term Loan B (three and six months ended December 31, 2019—$9.0 million and $19.1 million, respectively).
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
During the three months ended December 31, 2020, we repaid $600 million previously drawn on the Revolver using cash on hand. As of December 31, 2020, we had no outstanding balance under the Revolver (June 30, 2020—$600 million). During the three and six months ended December 31, 2020, we recorded interest expense relating to amounts drawn of $0.6 million and $3.6 million, respectively.
During the three months ended December 31, 2019, we drew down $750 million from the Revolver to partially fund the acquisition of Carbonite. As of December 31, 2019, the full amount drawn remained outstanding. During the three and six months ended December 31, 2019, we recorded interest expense relating to amounts drawn of $0.6 million.

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
NOTE 12—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP) and other plans as of December 31, 2020 and June 30, 2020:

	As of December 31, 2020
	Total benefit obligation	Current portion of benefit obligation(1)	Non-current portion of benefit obligation
CDT defined benefit plan	$38,352	$871	$37,481
GXS GER defined benefit plan	28,049	1,032	27,017
GXS PHP defined benefit plan	10,807	319	10,488
Other plans	9,112	827	8,285
Total	$86,320	$3,049	$83,271

	As of June 30, 2020
	Total benefit obligation	Current portion of benefit obligation(1)	Non-current portion of benefit obligation
CDT defined benefit plan	$32,851	$777	$32,074
GXS GER defined benefit plan	24,105	943	23,162
GXS PHP defined benefit plan	10,270	115	10,155
Other plans	8,590	852	7,738
Total	$75,816	$2,687	$73,129
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

GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of $0.04 million as of December 31, 2020, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees.
The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of December 31, 2020				As of June 30, 2020
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of fiscal year	$32,851	$24,105	$10,270	$67,226	$35,836	$26,739	$6,904	$69,479
Service cost	237	104	841	1,182	572	319	1,247	2,138
Interest cost	253	182	195	630	459	337	368	1,164
Benefits paid	(400)	(512)	(4)	(916)	(644)	(926)	(792)	(2,362)
Actuarial (gain) loss	2,762	2,227	(945)	4,044	(3,073)	(2,083)	2,333	(2,823)
Foreign exchange (gain) loss	2,649	1,943	450	5,042	(299)	(281)	210	(370)
Benefit obligation—end of period	38,352	28,049	10,807	77,208	32,851	24,105	10,270	67,226
Less: Current portion	(871)	(1,032)	(319)	(2,222)	(777)	(943)	(115)	(1,835)
Non-current portion of benefit obligation	$37,481	$27,017	$10,488	$74,986	$32,074	$23,162	$10,155	$65,391

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended December 31,
	2020				2019
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$121	$53	$410	$584	$144	$80	$310	$534
Interest cost	129	93	102	324	115	84	88	287
Amortization of actuarial (gains) and losses	181	29	—	210	235	61	(72)	224
Net pension expense	$431	$175	$512	$1,118	$494	$225	$326	$1,045

	Six Months Ended December 31,
	2020				2019
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$237	$104	$841	$1,182	$286	$159	$609	$1,054
Interest cost	253	182	195	630	229	168	173	570
Amortization of actuarial (gains) and losses	354	57	—	411	469	122	(143)	448
Net pension expense	$844	$343	$1,036	$2,223	$984	$449	$639	$2,072

Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under "Other income (expense), net" on our Condensed Consolidated Statements of Income (Loss).
In determining the fair value of the pension plan benefit obligations as of December 31, 2020 and June 30, 2020, respectively, we used the following weighted-average key assumptions:

	As of December 31, 2020			As of June 30, 2020
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	1.75%	2.50%	6.50%	1.75%	2.50%	6.50%
Pension increases	1.50%	2.00%	N/A	1.50%	2.00%	N/A
Discount rate	1.00%	1.00%	4.00%	1.46%	1.46%	3.50%
Normal retirement age	65-67	65-67	60	65-67	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	12.19%	—%	—%	12.19%
to age 25	—%	—%	16.58%	—%	—%	16.58%
to age 30	1.00%	—%	13.97%	1.00%	—%	13.97%
to age 35	0.50%	—%	10.77%	0.50%	—%	10.77%
to age 40	—%	—%	7.39%	—%	—%	7.39%
to age 45	0.50%	—%	3.28%	0.50%	—%	3.28%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%
Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2021 (six months ended)	$419	$508	$144
2022	905	1,047	325
2023	1,007	1,047	239
2024	1,117	1,054	297
2025	1,166	1,085	348
2026 to 2030	6,693	5,318	3,290
Total	$11,307	$10,059	$4,643
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
NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three and six months ended December 31, 2020, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.2008 and $0.3754 per Common Share, respectively, in the aggregate amount of $54.5 million and $101.8 million, respectively, which we paid during the same period (three and six months ended December 31, 2019—$0.1746 and $0.3492 per Common Share, respectively, in the aggregate amount of $47.1 million and $94.1 million, respectively).

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
During the three and six months ended December 31, 2020, we repurchased nil and 965,154 of our Common Shares, respectively, in the open market, at a cost of nil and $41.9 million, respectively, for potential reissuance under our LTIP or other plans, described below (three and six months ended December 31, 2019—nil and 300,000 Common Shares, respectively, at a cost of nil and $12.4 million, respectively).
During the three and six months ended December 31, 2020, we reissued 292,401 and 486,081 Common Shares, respectively, from treasury stock (three and six months ended December 31, 2019—255,502 Common Shares) in connection with the settlement of awards and other plans.
Share Repurchase Plan
On November 5, 2020, the Board authorized a share repurchase plan (Repurchase Plan), pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2020, up to an aggregate of $350 million of our Common Shares.
During the three and six months ended December 31, 2020, we did not repurchase any of our Common Shares under the Repurchase Plan.
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Stock options	$4,575	$2,667	$7,869	$4,677
Performance Share Units (issued under LTIP)	2,555	1,521	5,039	2,921
Restricted Share Units (issued under LTIP)	1,956	1,309	3,958	2,969
Restricted Share Units (other)	3,084	10	5,070	20
Deferred Share Units (directors)	1,075	1,124	1,813	1,875
Employee Share Purchase Plan	1,281	1,152	2,513	2,212
Total share-based compensation expense	$14,526	$7,783	$26,262	$14,674
Summary of Outstanding Stock Options
As of December 31, 2020, an aggregate of 9,549,296 options to purchase Common Shares were outstanding and an additional 10,897,299 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.

A summary of activity under our stock option plans for the six months ended December 31, 2020 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2020	7,429,537	$36.18	4.78	$49,574
Granted	2,865,709	45.47
Exercised	(523,690)	29.59
Forfeited or expired	(222,260)	43.22
Outstanding at December 31, 2020	9,549,296	$39.17	5.06	$61,019
Exercisable at December 31, 2020	2,427,802	$32.08	3.00	$32,478
We estimate the fair value of stock options using the Black-Scholes option-pricing model or, where appropriate, the Monte Carlo pricing model, consistent with the provisions of ASC Topic 718, "Compensation—Stock Compensation" (Topic 718) and SEC Staff Accounting Bulletin No. 107. The option-pricing models require input of subjective assumptions, including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility as a basis for projecting the expected volatility of the underlying stock and estimate the expected life of our stock options based upon historical data.
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Weighted–average fair value of options granted	$7.33	$6.74	$8.38	$6.49
Weighted-average assumptions used:
Expected volatility	26.64%	22.03%	26.18%	22.09%
Risk–free interest rate	0.26%	1.55%	0.20%	1.65%
Expected dividend yield	1.75%	1.64%	1.54%	1.67%
Expected life (in years)	4.15	4.11	4.66	4.11
Forfeiture rate (based on historical rates)	7%	7%	7%	7%
Average exercise share price	$41.44	$41.13	$45.36	$39.33

For the periods indicated, the weighted-average fair value of performance options and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Weighted–average fair value of options granted	—	—	$10.18	—
Derived service period (in years)	—	—	1.80	—
Weighted-average assumptions used:
Expected volatility	—	—	28.00%	—
Risk–free interest rate	—	—	0.42%	—
Expected dividend yield	—	—	1.70%	—
Average exercise share price	—	—	$45.81	—

As of December 31, 2020, the total compensation cost related to the unvested stock option awards not yet recognized was $45.0 million, which will be recognized over a weighted-average period of 3.0 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.

We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and six months ended December 31, 2020, cash in the amount of $6.9 million and $15.5 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements (three and six months ended December 31, 2019—$6.8 million and $11.4 million, respectively).
The tax benefit realized by us during the three and six months ended December 31, 2020 from the exercise of options eligible for a tax deduction was $0.4 million and $1.1 million, respectively (three and six months ended December 31, 2019—$0.6 million and $0.9 million, respectively).
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
As of December 31, 2020, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $40.5 million, which is expected to be recognized over a weighted average period of 2.1 years.
LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants are referred to in this Quarterly Report on Form 10-Q based upon the year in which the grants are expected to vest.
LTIP 2020
Grants made in Fiscal 2018 under the LTIP (collectively referred to as LTIP 2020), consisting of PSUs and RSUs, took effect in Fiscal 2018 starting on August 7, 2017. We settled the LTIP 2020 awards by issuing 292,401 Common Shares from treasury stock during the three months ended December 31, 2020, at a cost of $11.2 million.
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
Restricted Share Units (RSUs)
During the three and six months ended December 31, 2020, we granted nil and 484,956 RSUs, respectively, to employees in accordance with employment and other non-LTIP related agreements (three and six months ended December 31, 2019—nil). RSUs vest over a specified contract date, typically three years from the respective date of grants. As of December 31, 2020, the total expected compensation cost related to the unvested RSU awards not yet recognized was $16.2 million, which is expected to be recognized over a weighted average period of 2.2 years. We expect to settle RSU awards in stock.

During the three and six months ended December 31, 2020 and 2019, respectively, we did not issue any Common Shares from treasury stock in connection with the settlement of vested RSUs.
Deferred Share Units (DSUs)
During the three and six months ended December 31, 2020, we granted 72,903 and 76,570 DSUs, respectively, to certain non-employee directors (three and six months ended December 31, 2019—70,609 and 74,408 DSUs, respectively). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
During the three and six months ended December 31, 2020 and 2019, respectively, we did not issue shares from treasury stock in connection with the settlement of vested DSUs.
Employee Share Purchase Plan (ESPP)
Our ESPP offers employees a purchase price discount of 15%.
During the three and six months ended December 31, 2020, 166,635 and 367,407 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and six months ended December 31, 2019—139,462 and 327,543 Common Shares, respectively).
During the three and six months ended December 31, 2020, cash in the amount of $6.5 million and $13.7 million, respectively, was received from employees relating to the ESPP (three and six months ended December 31, 2019 —$5.2 million and $11.7 million, respectively).
NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2021 - June 30, 2021	July 1, 2021 - June 30, 2023	July 1, 2023 - June 30, 2025	July 1, 2025 and beyond
Long-term debt obligations (1)	$4,592,179	$75,225	$300,727	$1,226,039	$2,990,188
Purchase obligations for contracts not accounted for as lease obligations (2)	97,173	35,684	61,489	—	—
	$4,689,352	$110,909	$362,216	$1,226,039	$2,990,188
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
Contingencies
IRS Matter
As we have previously disclosed, the United States Internal Revenue Service (IRS) has been examining certain of our tax returns for our fiscal year ended June 30, 2010 (Fiscal 2010) through our fiscal year ended June 30, 2012 (Fiscal 2012), and in connection with those examinations has been reviewing our internal reorganization in Fiscal 2010 and Fiscal 2012 to consolidate certain intellectual property ownership in Luxembourg and Canada and our integration of certain acquisitions into the resulting structure. We also previously disclosed that the examinations may lead to proposed adjustments to our taxes that may be material, individually or in the aggregate, and that we had not recorded any material accruals for any such potential adjustments in our Condensed Consolidated Financial Statements.
We previously disclosed that, as part of these examinations, on July 17, 2015 we received from the IRS an initial Notice of Proposed Adjustment (NOPA) in draft form, for Fiscal 2010 (the 2010 NOPA), and on July 11, 2018, we also received, consistent with previously disclosed expectations, a draft NOPA for Fiscal 2012 (the 2012 NOPA).
On January 7, 2019, we received from the IRS official notification of proposed adjustments to our taxable income for Fiscal 2010 and Fiscal 2012, together with the 2010 NOPA and 2012 NOPA in final form.
As of December 31, 2020, our estimated potential aggregate liability, as originally proposed by the IRS under the 2010 NOPA and the 2012 NOPA, including additional state income taxes plus penalties and continually accruing interest that may be due, would have been approximately $830 million, comprised of approximately $430 million in U.S. federal and state taxes, approximately $130 million of penalties, and approximately $270 million of interest.
As previously disclosed, we disagree with the IRS’ positions and have been vigorously contesting the proposed adjustments to our taxable income, along with the proposed penalties and interest.
On December 21, 2020, we entered into a closing agreement with the IRS resolving all of the proposed adjustments to our taxable income for Fiscal 2010 and Fiscal 2012 (the IRS Settlement).
In connection with the IRS Settlement, we will make aggregate payments of approximately $287.2 million to the IRS in U.S. federal taxes and interest in the third quarter of Fiscal 2021, resulting in a corresponding decrease in cash and cash equivalents. We also expect to make certain associated state tax and interest payments of approximately $12.1 million throughout calendar 2021. The IRS Settlement also eliminates approximately $90 million in future withholding taxes that we had expected to incur over the next 10 years. The IRS Settlement results in an approximately $299.3 million charge to "Provision for (recovery of) income taxes" on our Condensed Consolidated Statements of Income (Loss) for the second quarter of Fiscal 2021. As of December 31, 2020, the total outstanding settlement amount of approximately $299.3 million is recorded within "Income taxes payable" in our Condensed Consolidated Balance Sheets. Interest at the applicable statutory rates will continue to accrue until the time of payment.
We believe the IRS Settlement to be in the best interest of all stakeholders, as it closes all past, present and future items related to this matter. The IRS Settlement provides finality to this longstanding matter.
For additional information regarding the history of this IRS matter, please see note 14 "Guarantees and Contingencies" in our Annual Report on Form 10-K for Fiscal 2020.
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of December 31, 2020, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 to be limited to penalties, interest and provincial taxes that may be due of approximately $64 million. As of December 31, 2020, we have provisionally paid approximately $24 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within "Long-term income taxes recoverable" on the Condensed Consolidated Balance Sheets as of December 31, 2020.
The notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 would, as drafted, increase our taxable income by approximately $90 million to $100 million for each of those years, as well as impose a 10% penalty on the proposed adjustment to income.
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 (including any penalties) are without merit. We have filed notices of objection for Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015. We intend to file the notice of objection for Fiscal 2016 shortly. We are currently seeking competent authority consideration under applicable international treaties in respect of these reassessments.
Even if we are unsuccessful in challenging the CRA's reassessments to increase our taxable income for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 or potential reassessments that may be proposed for subsequent years currently under audit, we have elective deductions available for those years (including carry-backs from later years) that would offset such increased amounts so that no additional cash tax would be payable, exclusive of any assessed penalties and interest, as described above.
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments. As of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of these reassessments in our Condensed Consolidated Financial Statements. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability in respect of our international transactions, including the transfer pricing methodology applied to them. The CRA is currently auditing Fiscal 2017. We are engaged in ongoing discussions with the CRA and continue to vigorously contest the CRA's audit positions.
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the “Securities Actions”). On November 21, 2019, the court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. The motion was fully briefed in June 2020 and a hearing on the motion to dismiss the Securities Actions was held on October 15, 2020. Following the hearing, on October 22, 2020, the court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. The lead plaintiff's brief in support of its appeal will be due February 24, 2021. The defendants will vigorously contest any such appeal of the court's dismissal of the Securities Actions.
Carbonite vs Realtime Data
On February 27, 2017, prior to our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (Realtime Data) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas "Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL)", alleging that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the asserted patents against other companies around the country. In one of those suits, filed in the U.S. District Court for the District of Delaware, the Delaware Court on July 29, 2019 dismissed the lawsuit after declaring invalid three of the four patents asserted by Realtime Data against Carbonite; that decision was appealed to the U.S. Court of Appeals for the Federal Circuit. By way of Order dated August 19, 2019, the U.S. District Court for the District of Massachusetts stayed the action against Carbonite pending the aforementioned appeal of the dismissal in the Delaware lawsuit. On October 23, 2020, the Appeals Court vacated and remanded the Delaware Court’s decision. Following the Appeals Court's decision, the Massachusetts District Court lifted the stay on the action against Carbonite. On January 21, 2021, the Court held a hearing to construe the claims of the asserted patents. As to the fourth patent asserted against Carbonite, the U.S. Patent & Trademark Office Patent Trial and Appeal Board on September 24, 2019 invalidated certain claims of that patent, including certain claims that had been asserted against Carbonite, and the parties jointly stipulated to dismiss the patent from the action. No trial date has been set in the action against Carbonite. We are vigorously defending the matter. We have not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and we remain unable to reasonably estimate a possible loss or range of loss associated with this litigation.
Please also see "Risk Factors" included in our Annual Report on Form 10-K for Fiscal 2020.
NOTE 15—INCOME TAXES

Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
The effective tax rate increased to a provision of 132.4% for the three months ended December 31, 2020, compared to a provision of 30.3% for the three months ended December 31, 2019. Tax expense increased by $220.7 million from $46.8 million in the three months ended December 31, 2019 to $267.6 million in the three months ended December 31, 2020. This was primarily due to an increase of $299.3 million relating to the IRS Settlement and an increase of $12.3 million relating to higher net income including the impact of foreign rates. These were partially offset by (i) a decrease of $79.3 million for net changes in unrecognized tax benefits, primarily from the conclusion of relevant tax audits, (ii) a decrease of $3.8 million related to accruals for unrepatriated foreign earnings, (iii) a decrease of $3.4 million related to tax benefits of internal reorganizations that occurred in Fiscal 2021, (iv) a decrease of $2.4 million related to differences in tax filings being lower than estimates, and (v) a decrease of $0.8 million related to the US Base Erosion Anti-Abuse Tax (US BEAT). The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate increased to a provision of 89.1% for the six months ended December 31, 2020, compared to a provision of 27.8% for the six months ended December 31, 2019. Tax expense increased by $240.4 million from $69.9 million in the six months ended December 31, 2019 to $310.3 million in the six months ended December 31, 2020. This was primarily due to (i) an increase of $299.3 million relating to the IRS Settlement, (ii) an increase of $23.9 million relating to higher net income including the impact of foreign rates, and (iii) an increase of $2.5 million related to US BEAT. These were partially offset by (i) a decrease of $67.3 million for net changes in unrecognized tax benefits, primarily from the conclusion of relevant tax audits, (ii) a decrease of $11.4 million related to tax benefits of internal reorganizations that occurred in Fiscal 2021, (iii) a decrease of $4.3 million related to differences in tax filings being lower than estimates, and (iv) a decrease of $4.1 million related to accruals for unrepatriated foreign earnings. The remainder of the difference was due to normal course movements and non-material items.
We recognize interest expense and penalties related to income tax matters in income tax expense. For the three and six months ended December 31, 2020 and 2019, respectively, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Interest expense (recoveries)	$41,558	$2,652	$44,107	$1,234
Penalties expense (recoveries)	705	(156)	383	75
Total	$42,263	$2,496	$44,490	$1,309
The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of December 31, 2020	As of June 30, 2020
Interest expense accrued *	$4,850	$70,364
Penalties accrued *	$1,990	$2,620
* These balances are primarily included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of December 31, 2020, could decrease tax expense in the next 12 months by $1.1 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2012 for Germany, 2010 for the United States, 2015 for Luxembourg, and 2012 for Canada.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, Germany, India, Italy, France, and the Philippines. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States and Canada audits are included in note 14 "Guarantees and Contingencies".
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
On December 21, 2020, we entered into a closing agreement with the IRS resolving all of the proposed adjustments to our taxable income for Fiscal 2010 and Fiscal 2012, which resulted in a charge of approximately $299.3 million to "Provision for (recovery of) income taxes" on our Condensed Consolidated Statements of Income (Loss) for the second quarter of Fiscal 2021. The IRS Settlement also eliminates approximately $90 million in future withholding taxes that we had expected to incur over the next 10 years. We believe the IRS Settlement to be in the best interest of all stakeholders, as it closes all past, present and future items related to this matter. The IRS Settlement provides finality to this longstanding matter. As of December 31, 2020, the outstanding settlement amount of approximately $299.3 million is recorded within "Income taxes payable" in our Condensed Consolidated Balance Sheets. Please refer to note 14 "Guarantees and Contingencies" for additional details.
As of December 31, 2020, we have recognized a provision of $23.5 million (June 30, 2020—$24.8 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2020 and June 30, 2020:

	December 31, 2020				June 30, 2020
		Fair Market Measurements using:				Fair Market Measurements using:
	December 31, 2020	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2020	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward contracts designated as cash flow hedges (note 17)	$2,731	$—	$2,731	$—	$—	$—	$—	$—
Total	$2,731	$—	$2,731	$—	$—	$—	$—	$—

Financial Liabilities:
Foreign currency forward contracts designated as cash flow hedges (note 17)	$—	$—	$—	$—	$(185)	$—	$(185)	$—
Total	$—	$—	$—	$—	$(185)	$—	$(185)	$—

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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended December 31, 2020 and 2019, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended December 31, 2020 and 2019, no indications of impairments were identified and therefore no fair value measurements were required.
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income (loss). The fair value of the contracts, as of December 31, 2020, is recorded within "Prepaid expenses and other current assets" and represents the net gain before tax effect that is expected to be reclassified from accumulated other comprehensive income into earnings with the next twelve months.
As of December 31, 2020, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $63.5 million (June 30, 2020—$62.3 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 16 "Fair Value Measurement")

		As of December 31, 2020	As of June 30, 2020
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$2,731	$(185)
Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) (Loss)

Three and Six Months Ended December 31, 2020
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI (Loss) on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020		Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
Foreign currency forward contracts	$2,833	$3,983	Operating expenses	$855	$1,067

Three and Six Months Ended December 31, 2019
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI (Loss) on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019		Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Foreign currency forward contracts	$1,134	$356	Operating expenses	$98	$87

NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
COVID-19 Restructuring Plan	$(11,285)	$—	$(7,734)	$—
Fiscal 2020 Restructuring Plan	(7,523)	—	1,202	—
Restructuring Plans prior to Fiscal 2020 Restructuring Plan	(88)	(393)	1	1,483
Acquisition-related costs	659	7,779	1,448	10,445
Other charges (recoveries)	743	2,686	833	3,245
Total	$(17,494)	$10,072	$(4,250)	$15,173

During Fiscal 2020, we entered into the COVID-19 and Fiscal 2020 Restructuring Plans (as defined below), which included the abandonment of certain leased facilities. As a result of the COVID-19 pandemic, at the time of the initial abandonment of leased facilities during the fourth quarter of Fiscal 2020, we anticipated that we would not be able to early terminate any of our lease obligations. During the three and six months ended December 31, 2020, we recorded net recoveries of $26.5 million and $26.9 million, respectively, within "Special charges (recoveries)" relating to early lease terminations and assignments of previously abandoned office space. These recoveries were recorded under the COVID-19 and Fiscal 2020 Restructuring Plans, consistent with the initial abandonment.
COVID-19 Restructuring Plan
During the fourth quarter of Fiscal 2020, in response to the COVID-19 pandemic, we made a strategic decision to move towards a significant work from home model. We began to implement restructuring activities to streamline our operations and significantly reduce our real estate footprint around the world (COVID-19 Restructuring Plan). The COVID-19 Restructuring Plan charges relate to workforce reductions and facility costs, including the accelerated amortization associated with the abandonment of ROU assets, the write-off of fixed assets and other related variable lease and exit costs. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate. With respect to the COVID-19 Restructuring Plan, at the time of initial abandonment we assumed there would be no additional sublease income, lease assignments or early terminations from vacated facilities.
During the three and six months ended December 31, 2020, we recognized net recoveries of $13.6 million and $13.9 million, respectively, relating to office space that was abandoned during the fourth quarter of Fiscal 2020 and has since been early terminated or assigned to a third party, as discussed above. Included in these recoveries are $9.7 million and $10.1 million, respectively, relating to the reversal of lease liabilities (see note 6 "Leases"), with the remainder relating to the reversal of other facility charges. Additionally, during the three and six months ended December 31, 2020, we incurred $2.3 million and $6.2 million, respectively, of charges related to abandoned facilities, workforce reductions and the write-off of fixed assets.
As of December 31, 2020, we expect total costs to be incurred in connection with the COVID-19 Restructuring Plan to be approximately $47 million to $53 million, of which $45.9 million has been recorded within "Special charges (recoveries)" to date.
A reconciliation of the beginning and ending restructuring liability, which is included within "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets, for the six months ended December 31, 2020 is shown below.

COVID-19 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2020	$5,172	$12,276	$17,448
Accruals and adjustments	2,025	(3,058)	(1,033)
Cash payments	(5,308)	(1,659)	(6,967)
Foreign exchange and other non-cash adjustments	306	153	459
Balance payable as of December 31, 2020	$2,195	$7,712	$9,907
Fiscal 2020 Restructuring Plan
During Fiscal 2020, we began to implement restructuring activities to streamline our operations (Fiscal 2020 Restructuring Plan), including in connection with our acquisitions of Carbonite and XMedius, to take further steps to improve our operational efficiency. The Fiscal 2020 Restructuring Plan charges relate to workforce reductions and facility costs, including the accelerated amortization associated with the abandonment of ROU assets, the write-off of fixed assets and other related variable lease and exit costs. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate. With respect to the Fiscal 2020 Restructuring Plan, at the time of the initial abandonment we assumed there would be no additional sublease income, lease assignments or early terminations from vacated facilities.
During the three and six months ended December 31, 2020, we recognized net recoveries of $12.9 million and $13.0 million, respectively, relating to office space that was abandoned during the fourth quarter of Fiscal 2020 and have since been early terminated or assigned to a third party, as discussed above. Included in these recoveries are $8.8 million and $9.0 million, respectively, relating to the reversal of lease liabilities (see note 6 "Leases"), with the remainder relating to the reversal of other facility charges. Additionally, during the three and six months ended December 31, 2020, we incurred $5.4 million and $14.2 million, respectively, of charges related to abandoned facilities, workforce reductions and the write-off of fixed assets.
As of December 31, 2020, we expect total costs to be incurred in connection with the Fiscal 2020 Restructuring Plan to be approximately $30 million to $35 million, of which $27.9 million has been recorded within "Special charges (recoveries)" to date.
A reconciliation of the beginning and ending restructuring liability, which is included within "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets, for the six months ended December 31, 2020 is shown below.

Fiscal 2020 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2020	$1,576	$6,442	$8,018
Accruals and adjustments	9,400	(1,201)	8,199
Cash payments	(7,538)	(870)	(8,408)
Foreign exchange and other non-cash adjustments	68	(392)	(324)
Balance payable as of December 31, 2020	$3,506	$3,979	$7,485
Acquisition-related costs
Included within "Special charges (recoveries)" for the three and six months ended December 31, 2020 are costs incurred directly in relation to acquisitions in the amount of $0.7 million and $1.4 million, respectively (three and six months ended December 31, 2019—$7.8 million and $10.4 million, respectively).
Other charges (recoveries)
For the three months ended December 31, 2020, "Other charges" includes $0.7 million relating to other miscellaneous charges.
For the six months ended December 31, 2020, "Other charges" includes $0.8 million relating to other miscellaneous charges.
For the three months ended December 31, 2019, "Other charges" includes $0.1 million relating to accelerated amortization associated with the abandonment of ROU assets and $2.6 million relating to other miscellaneous charges.
For the six months ended December 31, 2019, "Other charges" includes $0.7 million relating to accelerated amortization associated with the abandonment of ROU assets and $2.6 million relating to other miscellaneous charges.
NOTE 19—ACQUISITIONS
Fiscal 2020 Acquisitions
Acquisition of XMedius
On March 9, 2020, we acquired all of the equity interest in XMedius, a provider of secure information exchange and unified communication solutions, for $72.9 million in an all cash transaction. In accordance with ASC Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination. We believe the acquisition complements our Customer Experience Management (CEM) and Business Network (BN) platforms.
The results of operations of this acquisition have been consolidated with those of OpenText beginning March 9, 2020.

Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of March 9, 2020, are set forth below:

Current assets	$8,479
Non-current tangible assets	3,792
Intangible customer assets	35,910
Intangible technology assets	11,143
Liabilities assumed	(35,653)
Total identifiable net assets	23,671
Goodwill	49,220
Net assets acquired	$72,891
The goodwill of $49.2 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, $0.1 million is expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of $18.5 million, which represents our estimate of the fair value of the contractual obligations assumed based on a valuation. In arriving at this fair value, we reduced the acquired company’s original carrying value by $2.7 million.
The fair value of current assets acquired includes accounts receivable with a fair value of $6.3 million. The gross amount receivable was $6.6 million, of which $0.3 million is expected to be uncollectible.
The finalization of the above purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including intangible assets and taxation-related balances as well as for potential unrecorded liabilities. We expect to finalize this determination during the three months ending March 31, 2021.
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
Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of December 24, 2019, are set forth below:

Current assets (inclusive of cash acquired of $62.9 million)	$127,532
Non-current tangible assets (inclusive of restricted cash acquired of $2.4 million)	105,742
Intangible customer assets	549,500
Intangible technology assets	290,000
Liabilities assumed	(554,320)
Total identifiable net assets	518,454
Goodwill	851,970
Net assets acquired	$1,370,424
The goodwill of $852.0 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, $6.9 million is expected to be deductible for tax purposes.
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

The finalization of the purchase price allocation during the three months ended December 31, 2020 did not result in any significant changes to the preliminary amounts previously disclosed.
Acquisition of Dynamic Solutions Group Inc. (The Fax Guys)
On December 2, 2019, we acquired certain assets and assumed certain liabilities of The Fax Guys, for $5.1 million, of which $0.6 million is currently held back and unpaid in accordance with the terms of the purchase agreement. During the three months ended December 31, 2020 we paid consideration of $0.4 million which was previously accrued. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements our Information Management portfolio.
The results of operations of The Fax Guys have been consolidated with those of OpenText beginning December 2, 2019.
NOTE 20—ACCUMULATED OTHER COMPREHENSIVE INCOME

	Three Months Ended December 31, 2020
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of September 30, 2020	$55,613	$553	$(16,471)	$39,695
Other comprehensive income (loss) before reclassifications, net of tax	26,065	2,082	(981)	27,166
Amounts reclassified into net income (loss), net of tax	—	(628)	243	(385)
Total other comprehensive income (loss) net, for the period	26,065	1,454	(738)	26,781
Balance as of December 31, 2020	$81,678	$2,007	$(17,209)	$66,476

	Six Months Ended December 31, 2020
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of June 30, 2020	$32,968	$(136)	$(15,007)	$17,825
Other comprehensive income (loss) before reclassifications, net of tax	48,710	2,927	(2,686)	48,951
Amounts reclassified into net income, net of tax	—	(784)	484	(300)
Total other comprehensive income (loss) net, for the period	48,710	2,143	(2,202)	48,651
Balance as of December 31, 2020	$81,678	$2,007	$(17,209)	$66,476

	Three Months Ended December 31, 2019
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of September 30, 2019	$35,141	$(23)	$(20,022)	$15,096
Other comprehensive income (loss) before reclassifications, net of tax	4,875	833	3,698	9,406
Amounts reclassified into net income, net of tax	—	(72)	260	188
Total other comprehensive income (loss) net, for the period	4,875	761	3,958	9,594
Balance as of December 31, 2019	$40,016	$738	$(16,064)	$24,690

	Six Months Ended December 31, 2019
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of June 30, 2019	$40,752	$541	$(17,169)	$24,124
Other comprehensive income (loss) before reclassifications, net of tax	(736)	261	614	139
Amounts reclassified into net income, net of tax	—	(64)	491	427
Total other comprehensive income (loss) net, for the period	(736)	197	1,105	566
Balance as of December 31, 2019	$40,016	$738	$(16,064)	$24,690

NOTE 21—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
	2020	2019
Cash paid during the period for interest	$75,433	$68,129
Cash received during the period for interest	$2,336	$7,423
Cash paid during the period for income taxes	$48,193	$33,372

NOTE 22—OTHER INCOME (EXPENSE), NET

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Foreign exchange gains (losses)	$3,476	$352	$(10)	$(3,307)
OpenText share in net income of equity investees (note 9)	2,034	1,266	8,255	1,948
Other miscellaneous income (expense)	(259)	354	(111)	546
Total other income (expense), net	$5,251	$1,972	$8,134	$(813)

NOTE 23—EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share are computed by dividing net income (loss), attributable to OpenText, by the weighted average number of Common Shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss), attributable to OpenText, by the shares used in the calculation of basic earnings (loss) per share plus the dilutive effect of Common Share equivalents, such as stock options, using the treasury stock method. Common Share equivalents are excluded from the computation of diluted earnings (loss) per share if their effect is anti-dilutive. For periods in which we incur a net loss, our outstanding Common Share equivalents are not included in the calculation of diluted loss per share as their effect is anti-dilutive. Accordingly, basic and diluted net loss per share for those periods are identical.

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Basic earnings (loss) per share
Net income (loss) attributable to OpenText	$(65,477)	$107,467	$37,899	$181,868
Basic earnings (loss) per share attributable to OpenText	$(0.24)	$0.40	$0.14	$0.67
Diluted earnings (loss) per share
Net income (loss) attributable to OpenText	$(65,477)	$107,467	$37,899	$181,868
Diluted earnings (loss) per share attributable to OpenText	$(0.24)	$0.40	$0.14	$0.67
Weighted-average number of shares outstanding (in '000's)
Basic	272,433	270,450	272,210	270,232
Effect of dilutive securities	—	1,140	809	1,096
Diluted	272,433	271,590	273,019	271,328
Excluded as anti-dilutive(1)	9,549	2,541	5,762	2,360
(1) Represents options to purchase Common Shares excluded from the calculation of diluted earnings (loss) per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.
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
During the six months ended December 31, 2020, Mr. Stephen Sadler, a member of the Board of Directors, earned $17 thousand (six months ended December 31, 2019—$0.4 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 25—SUBSEQUENT EVENT
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on February 3, 2021, a dividend of $0.2008 per Common Share. The record date for this dividend is March 5, 2021 and the payment date is March 26, 2021. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) actual and potential risks and uncertainties relating to the ultimate geographic spread of COVID-19, the severity of the disease and the duration of the COVID-19 pandemic and issues relating to its resurgence, including potential material adverse effects on our business, operations and financial performance; (ii) actions that may be taken by governmental authorities to contain the COVID-19 pandemic or to treat its impact on our business (or failure to implement additional stimulus programs) and the availability, effectiveness and use of treatments and vaccines; (iii) the actual and potential negative impacts of COVID-19 on the global economy and financial markets; and (iv) the actual and potential risk and uncertainties relating to the implementation of our COVID-19 Restructuring Plan (as defined herein), including the possibility that the actual cash or non-cash cost of restructuring might exceed the estimated amounts; (v) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (vi) the potential for the incurrence of or assumption of debt in connection with acquisitions and the impact on the ratings or outlooks of rating agencies on our outstanding debt securities; (vii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (viii) the risks associated with bringing new products and services to market; (ix) fluctuations in currency exchange rates (including as a result of the impact of Brexit and any policy changes resulting from trade and tariff disputes); (x) delays in the purchasing decisions of the Company’s customers; (xi) competition the Company faces in its industry and/or marketplace; (xii) the final determination of litigation, tax audits (including tax examinations in the United States, Canada or elsewhere) and other legal proceedings; (xii) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, U.S. or international tax regimes; (xiv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xv) the continuous commitment of the Company’s customers; (xvi) demand for the Company’s products and services; (xvii) increase in exposure to international business risks (including as a result of the impact of Brexit and any policy changes resulting from the transition from the North American Free Trade Agreement to the United States-Mexico-Canada Agreement) as we continue to increase our international operations; (xviii) inability to raise capital at all or on not unfavorable terms in the future; (xix) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xx) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement including General Data Protection Regulation (GDPR), California Consumer Privacy Act (CCPA), and Country by Country Reporting (including with respect to transferring personal data outside of the EEA, as a result of the recent ruling of the Court of Justice of the European Union that the EU-US Privacy Shield is an invalid data transfer mechanism and that Standard Contractual Clauses are a valid transfer mechanism unless the country to which personal data is exported restricts the ability to comply with such Clauses); (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company's offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic (including COVID-19) due to remote working arrangements; and (xiv) failure to attract and retain key personnel to develop and effectively manage the Company's business.
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
All dollar and percentage comparisons made herein refer to the three and six months ended December 31, 2020 compared with the three and six months ended December 31, 2019, unless otherwise noted.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. We are a multinational company and as of December 31, 2020, employed approximately 14,300 people worldwide.
Our ticker symbol on both the NASDAQ and the TSX is "OTEX".
Quarterly Summary:
During the second quarter of Fiscal 2021 we saw the following activity:
•Total revenue was $855.6 million, up 10.9% compared to the same period in the prior fiscal year; up 8.8% after factoring in the impact of $16.2 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $684.9 million, up 21.5% compared to the same period in the prior fiscal year; up 19.5% after factoring in the impact of $11.3 million of foreign exchange rate changes. The increase was primarily driven by incremental annual recurring revenue from acquisitions over the comparative period.
•Cloud services and subscriptions revenue was $350.5 million, up 41.1% compared to the same period in the prior fiscal year; up 39.6% after factoring in the impact of $3.7 million of foreign exchange rate changes.
•GAAP-based earnings (loss) per share, diluted, was ($0.24) compared to $0.40 in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $0.95 compared to $0.84 in the same period in the prior fiscal year.
•GAAP-based gross margin was 70.5% compared to 69.9% in the same period in the prior fiscal year.
•Non-GAAP-based gross margin was 77.1% compared to 75.5% in the same period in the prior fiscal year.
•GAAP-based net income (loss) attributable to OpenText was ($65.5) million compared to $107.5 million in the same period in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $260.5 million compared to $227.0 million in the same period in the prior fiscal year.
•Adjusted EBITDA was $360.8 million compared to $317.0 million in the same period in the prior fiscal year.
•Operating cash flow was $516.4 million for the six months ended December 31, 2020, up 49.8% from the same period in the prior fiscal year.
•Cash and cash equivalents were $1,500.6 million as of December 31, 2020, compared to $1,692.9 million as of June 30, 2020. During the three months ended December 31, 2020, we repaid the $600 million previously drawn under the Revolver (as defined below) using cash on hand.
•On December 21, 2020, we entered into a closing agreement with the IRS resolving all of the proposed adjustments to our taxable income for Fiscal 2010 and Fiscal 2012 (the IRS Settlement). The IRS Settlement resulted in approximately a $299.3 million charge to "Provision for (recovery of) income taxes" on our Condensed Consolidated Statements of Income (Loss) for the second quarter of Fiscal 2021. We expect to make payments to the IRS of approximately $287.2 million during the third quarter of Fiscal 2021, resulting in a corresponding decrease in cash and cash equivalents. We also expect to make certain associated state tax and interest payments of approximately $12.1 million throughout calendar year 2021.
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
We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our installed customer base, which includes Global 10,000 companies (G10K), small and medium-sized businesses (SMB) and consumers. The G10K are the world's largest companies, typically those with greater than two billion in revenues, as well as the world's largest governments and organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. On a fiscal year to date basis, we have invested $194.1 million or 11.7% of revenue in R&D, in line with our target to spend approximately 12% to 14% of revenues for R&D this fiscal year.
The cloud is a business imperative. What used to be discussed as a potential option for managing budgets, is now a strategic direction that drives competitive positioning, product innovation, business agility, and cost management. We are committed to continue our investment in the OpenText Cloud, which is a purpose-built cloud environment for solutions spanning Information Management, Compliance, Cyber Resilience and business-to-business (B2B) Integration. Supported by a global, scalable, and secure infrastructure, the OpenText Cloud includes a foundational platform of technology services, and packaged business applications for industry and business processes. The OpenText Cloud enables organizations to protect and manage information in public, private or hybrid deployments.
In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 has significantly impacted the global economy and has adversely impacted and is expected to further adversely impact our operational and financial performance. The extent of the adverse impact of the pandemic on the global economy and markets will continue to depend, in part, on the length and severity of the measures taken to limit the spread of the virus, the availability, effectiveness and use of treatments and vaccines and, in part, on the size and effectiveness of the compensating measures taken by governments and on actual and potential resurgences. We are closely monitoring the potential effects and impact on our operations, businesses and financial performance, including liquidity and capital usage, though the extent is difficult to fully predict at this time due to the rapid evolution of this uncertain situation.
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

As previously disclosed, in order to further mitigate the operational impacts of COVID-19, our Compensation Committee and Board approved certain compensation adjustments, effective for the period May 15, 2020 through June 30, 2021, subject to review and modification as the situation warrants. As a precaution, we also temporarily and significantly reduced all hiring and discretionary spending, while taking note of some savings to be achieved through travel restrictions and the cancellation of certain events. These cost reduction measures are in addition to other previously disclosed facilities and workforce related actions as part of our COVID-19 Restructuring Plan. Please see note 18 "Special Charges (Recoveries)" to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information.
After careful consideration and review, the Compensation Committee and Board approved the restoration of all previously announced compensation adjustments for all employees and directors, including the CEO, which became effective during the three months ended December 31, 2020. While we continue to closely monitor discretionary spending, we have also restored appropriate hiring across our organization.
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
We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to items such as special charges, restructurings, asset impairments and other non-recurring costs. As of December 31, 2020, we have recorded certain estimates in our Condensed Consolidated Financial Statements resulting from the pandemic, particularly with respect to the COVID-19 Restructuring Plan and allowance for credit losses, based on management's estimates and assumptions utilizing the most currently available information. Such estimates may be subject to change particularly given the unprecedented nature of the COVID-19 pandemic. Please also see Part II, Item 1A, "Risk Factors" included in this Quarterly Report on Form 10-Q and Part I, Item 1A "Risk Factors" within our Annual Report on Form 10-K for Fiscal 2020.
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

Summary of Results of Operations

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Total Revenues by Product Type:
Cloud services and subscriptions	$350,454	$102,114	$248,340	$691,440	$205,835	$485,605
Customer support	334,492	18,984	315,508	663,891	36,085	627,806
License	107,348	(30,747)	138,095	175,871	(40,122)	215,993
Professional service and other	63,350	(6,264)	69,614	128,455	(10,586)	139,041
Total revenues	855,644	84,087	771,557	1,659,657	191,212	1,468,445
Total Cost of Revenues	252,562	20,177	232,385	501,487	40,594	460,893
Total GAAP-based Gross Profit	603,082	63,910	539,172	1,158,170	150,618	1,007,552
Total GAAP-based Gross Margin %	70.5%		69.9%	69.8%		68.6%
Total GAAP-based Operating Expenses	368,612	14,180	354,432	741,344	51,045	690,299
Total GAAP-based Income from Operations	$234,470	$49,730	$184,740	$416,826	$99,573	$317,253

% Revenues by Product Type:
Cloud services and subscriptions	41.0%		32.2%	41.7%		33.1%
Customer support	39.1%		40.9%	40.0%		42.8%
License	12.5%		17.9%	10.6%		14.7%
Professional service and other	7.4%		9.0%	7.7%		9.4%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$117,882	$14,238	$103,644	$230,506	$24,700	$205,806
Customer support	29,668	(120)	29,788	58,862	(313)	59,175
License	4,302	1,252	3,050	6,791	1,418	5,373
Professional service and other	46,619	(6,985)	53,604	93,200	(14,742)	107,942
Amortization of acquired technology-based intangible assets	54,091	11,792	42,299	112,128	29,531	82,597
Total cost of revenues	$252,562	$20,177	$232,385	$501,487	$40,594	$460,893

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	66.4%		58.3%	66.7%		57.6%
Customer support	91.1%		90.6%	91.1%		90.6%
License	96.0%		97.8%	96.1%		97.5%
Professional service and other	26.4%		23.0%	27.4%		22.4%

Total Revenues by Geography:(1)
Americas (2)	$516,852	$66,161	$450,691	$1,025,508	$155,107	$870,401
EMEA (3)	271,021	18,753	252,268	496,956	34,521	462,435
Asia Pacific (4)	67,771	(827)	68,598	137,193	1,584	135,609
Total revenues	$855,644	$84,087	$771,557	$1,659,657	$191,212	$1,468,445
% Revenues by Geography:
Americas (2)	60.4%		58.4%	61.8%		59.3%
EMEA (3)	31.7%		32.7%	29.9%		31.5%
Asia Pacific (4)	7.9%		8.9%	8.3%		9.2%

Other Metrics:
GAAP-based gross margin	70.5%		69.9%	69.8%		68.6%
GAAP-based earnings (loss) per share, diluted	$(0.24)		$0.40	$0.14		$0.67
Net income (loss), attributable to OpenText	$(65,477)		$107,467	$37,899		$181,868
Non-GAAP-based gross margin (5)	77.1%		75.5%	76.8%		74.4%
Non-GAAP-based EPS, diluted (5)	$0.95		$0.84	$1.84		$1.48
Adjusted EBITDA (5)	$360,755		$317,015	$703,094		$571,227

(1)	Total revenues by geography are determined based on the location of our end customer.
(2)	Americas consists of countries in North, Central and South America.
(3)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(4)	Asia Pacific primarily consists of Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(5)	See "Use of Non-GAAP Financial Measures" (discussed later in this MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
Revenues, Cost of Revenues and Gross Margin by Product Type
1)    Cloud Services and Subscriptions:
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced B2B integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as PaaS, SaaS, cloud subscriptions and managed services. For the quarter ended December 31, 2020 our Cloud renewal rate, excluding the impact of Carbonite, was approximately 96%, compared to approximately 98% for the quarter ended December 31, 2019.
Cost of Cloud services and subscriptions revenues is comprised primarily of third party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs, and some third party royalty costs.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Cloud Services and Subscriptions:
Americas	$260,147	$89,628	$170,519	$515,702	$178,627	$337,075
EMEA	64,523	8,469	56,054	125,578	21,081	104,497
Asia Pacific	25,784	4,017	21,767	50,160	6,127	44,033
Total Cloud Services and Subscriptions Revenues	350,454	102,114	248,340	691,440	205,835	485,605
Cost of Cloud Services and Subscriptions Revenues	117,882	14,238	103,644	230,506	24,700	205,806
GAAP-based Cloud Services and Subscriptions Gross Profit	$232,572	$87,876	$144,696	$460,934	$181,135	$279,799
GAAP-based Cloud Services and Subscriptions Gross Margin %	66.4%		58.3%	66.7%		57.6%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	74.2%		68.7%	74.6%		69.4%
EMEA	18.4%		22.5%	18.2%		21.5%
Asia Pacific	7.4%		8.8%	7.2%		9.1%
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Cloud services and subscriptions revenues increased by $102.1 million or 41.1% during the three months ended December 31, 2020 as compared to the same period in the prior fiscal year, up 39.6% after factoring in the impact of $3.7 million of foreign exchange rates. The increase was primarily driven by incremental Cloud services and subscriptions revenues from acquisitions over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $89.6 million, an increase in EMEA of $8.5 million and an increase in Asia Pacific of $4.0 million.
There were 15 cloud services deals greater than $1.0 million that closed during the second quarter of Fiscal 2021, compared to 16 deals during the second quarter of Fiscal 2020.
Cost of Cloud services and subscriptions revenues increased by $14.2 million during the three months ended December 31, 2020 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $10.8 million resulting from increased headcount from recent acquisitions, an increase of $2.7 million in third party network fees, and an increase in other miscellaneous costs of $0.7 million.
Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 66% from 58%.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019
Cloud services and subscriptions revenues increased by $205.8 million or 42.4% during the six months ended December 31, 2020 as compared to the same period in the prior fiscal year, up 41.5% after factoring in the impact of $4.5 million of foreign exchange rates. The increase was primarily driven by incremental Cloud services and subscriptions revenues from acquisitions over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $178.6 million, an increase in EMEA of $21.1 million and an increase in Asia Pacific of $6.1 million.
There were 21 cloud services deals greater than $1.0 million that closed during the first six months of Fiscal 2021, compared to 23 deals during the first six months of Fiscal 2020.
Cost of Cloud services and subscriptions revenues increased by $24.7 million during the six months ended December 31, 2020 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $21.2 million, resulting from increased headcount from recent acquisitions, an increase of $3.0 million in third party network fees, and an increase in other miscellaneous costs of $0.5 million.
Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 67% from 58%.
2)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the quarter ended December 31, 2020, our Customer support renewal rate was approximately 94%, compared with the Customer support renewal rate of approximately 93% for the quarter ended December 31, 2019.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Customer Support Revenues:
Americas	$186,934	$5,371	$181,563	$374,025	$13,019	$361,006
EMEA	120,285	12,157	108,128	236,015	20,940	215,075
Asia Pacific	27,273	1,456	25,817	53,851	2,126	51,725
Total Customer Support Revenues	334,492	18,984	315,508	663,891	36,085	627,806
Cost of Customer Support Revenues	29,668	(120)	29,788	58,862	(313)	59,175
GAAP-based Customer Support Gross Profit	$304,824	$19,104	$285,720	$605,029	$36,398	$568,631
GAAP-based Customer Support Gross Margin %	91.1%		90.6%	91.1%		90.6%

% Customer Support Revenues by Geography:
Americas	55.9%		57.5%	56.3%		57.5%
EMEA	36.0%		34.3%	35.6%		34.3%
Asia Pacific	8.1%		8.2%	8.1%		8.2%
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Customer support revenues increased by $19.0 million or 6.0% during the three months ended December 31, 2020 as compared to the same period in the prior fiscal year; up 3.6% after factoring in the impact of $7.6 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $12.2 million, an increase in Americas of $5.4 million and an increase in Asia Pacific of $1.5 million.

Cost of Customer support revenues decreased by $0.1 million during the three months ended December 31, 2020 as compared to the same period in the prior fiscal year. Overall, the gross margin percentage on Customer support revenues remained stable at approximately 91%.
Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019
Customer support revenues increased by $36.1 million or 5.7% during the six months ended December 31, 2020 as compared to the same period in the prior fiscal year; up 4.2% after factoring in the impact of $9.9 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $20.9 million, an increase in Americas of $13.0 million and an increase in Asia Pacific of $2.1 million.
Cost of Customer support revenues decreased by $0.3 million during the six months ended December 31, 2020 as compared to the same period in the prior fiscal year. Overall, the gross margin percentage on Customer support revenues remained stable at approximately 91%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
License Revenues:
Americas	$42,340	$(23,921)	$66,261	$76,066	$(29,431)	$105,497
EMEA	57,013	(1,088)	58,101	80,143	(4,650)	84,793
Asia Pacific	7,995	(5,738)	13,733	19,662	(6,041)	25,703
Total License Revenues	107,348	(30,747)	138,095	175,871	(40,122)	215,993
Cost of License Revenues	4,302	1,252	3,050	6,791	1,418	5,373
GAAP-based License Gross Profit	$103,046	$(31,999)	$135,045	$169,080	$(41,540)	$210,620
GAAP-based License Gross Margin %	96.0%		97.8%	96.1%		97.5%

% License Revenues by Geography:
Americas	39.4%		48.0%	43.3%		48.8%
EMEA	53.1%		42.1%	45.6%		39.3%
Asia Pacific	7.5%		9.9%	11.1%		11.9%
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
License revenues decreased by $30.7 million or 22.3% during the three months ended December 31, 2020 as compared to the same period in the prior fiscal year; down 24.6% after factoring in the impact of $3.2 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $23.9 million, a decrease in Asia Pacific of $5.7 million, and a decrease in EMEA of $1.1 million.
During the second quarter of Fiscal 2021, we closed 36 license deals greater than $0.5 million, of which 9 deals were greater than $1.0 million, contributing $32.7 million of License revenues. This was compared to 37 license deals greater than $0.5 million closed during the second quarter of Fiscal 2020, of which 19 deals were greater than $1.0 million, contributing $54.1 million of License revenues.
Cost of License revenues increased by $1.3 million during the three months ended December 31, 2020 as compared to the same period in the prior fiscal year as a result of higher third party technology costs. Overall, the gross margin percentage on License revenues decreased to 96% from 98%.
Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019
License revenues decreased by $40.1 million or 18.6% during the six months ended December 31, 2020 as compared to the same period in the prior fiscal year; down 20.7% after factoring in the impact of $4.6 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $29.4 million, a decrease in Asia Pacific of $6.0 million, and a decrease in EMEA of $4.7 million.

During the first six months of Fiscal 2021, we closed 51 license deals greater than $0.5 million, of which 15 deals were greater than $1.0 million, contributing $47.5 million of License revenues. This was compared to 62 license deals greater than $0.5 million closed during the first six months of Fiscal 2020, of which 24 deals were greater than $1.0 million, contributing $73.6 million of License revenues.
Cost of License revenues increased by $1.4 million during the six months ended December 31, 2020 as compared to the same period in the prior fiscal year as a result of higher third party technology costs. Overall, the gross margin percentage on License revenues decreased to 96% from 98%.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Professional Service and Other Revenues:
Americas	$27,431	$(4,917)	$32,348	$59,715	$(7,108)	$66,823
EMEA	29,200	(785)	29,985	55,220	(2,850)	58,070
Asia Pacific	6,719	(562)	7,281	13,520	(628)	14,148
Total Professional Service and Other Revenues	63,350	(6,264)	69,614	128,455	(10,586)	139,041
Cost of Professional Service and Other Revenues	46,619	(6,985)	53,604	93,200	(14,742)	107,942
GAAP-based Professional Service and Other Gross Profit	$16,731	$721	$16,010	$35,255	$4,156	$31,099
GAAP-based Professional Service and Other Gross Margin %	26.4%		23.0%	27.4%		22.4%

% Professional Service and Other Revenues by Geography:
Americas	43.3%		46.5%	46.5%		48.1%
EMEA	46.1%		43.1%	43.0%		41.8%
Asia Pacific	10.6%		10.4%	10.5%		10.1%

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Professional service and other revenues decreased by $6.3 million or 9.0% during the three months ended December 31, 2020 as compared to the same period in the prior fiscal year; down 11.4% after factoring in the impact of $1.7 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in the Americas of $4.9 million, a decrease in EMEA of $0.8 million and a decrease in Asia Pacific of $0.6 million.
Cost of Professional service and other revenues decreased by $7.0 million during the three months ended December 31, 2020 as compared to the same period in the prior fiscal year. This was due to a decrease in labour and travel-related expenses of $7.9 million resulting from the travel limitations triggered by the COVID-19 pandemic, offset by an increase of $0.9 million in other miscellaneous costs.
Overall, the gross margin percentage on Professional service and other revenues increased to 26% from 23%.
Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019
Professional service and other revenues decreased by $10.6 million or 7.6% during the six months ended December 31, 2020 as compared to the same period in the prior fiscal year; down 10.0% after factoring in the impact of $3.3 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in the Americas of $7.1 million, a decrease in EMEA of $2.9 million and a decrease in Asia Pacific of $0.6 million.

Cost of Professional service and other revenues decreased by $14.7 million during the six months ended December 31, 2020 as compared to the same period in the prior fiscal year. This was due to a decrease in labour and travel-related expenses of $15.6 million resulting from the travel limitations triggered by the COVID-19 pandemic, offset by an increase of $0.9 million in other miscellaneous costs.
Overall, the gross margin percentage on Professional service and other revenues increased to 27% from 22%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Amortization of acquired technology-based intangible assets	$54,091	$11,792	$42,299	$112,128	$29,531	$82,597
Amortization of acquired technology-based intangible assets increased during the three and six months ended December 31, 2020 by $11.8 million and $29.5 million, respectively, as compared to the same periods in the prior fiscal year. This was due to an increase of $21.0 million and $44.0 million, respectively, relating to amortization of newly acquired technology-based intangible assets from recent acquisitions, offset by a reduction of $9.2 million and $14.5 million, respectively, relating to intangible assets from certain previous acquisitions becoming fully amortized.
Operating Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Research and development	$100,238	$19,955	$80,283	$194,141	$32,680	$161,461
Sales and marketing	147,897	10,587	137,310	280,297	14,369	265,928
General and administrative	62,765	8,170	54,595	118,954	12,824	106,130
Depreciation	20,280	(432)	20,712	42,283	1,294	40,989
Amortization of acquired customer-based intangible assets	54,926	3,466	51,460	109,919	9,301	100,618
Special charges (recoveries)	(17,494)	(27,566)	10,072	(4,250)	(19,423)	15,173
Total operating expenses	$368,612	$14,180	$354,432	$741,344	$51,045	$690,299

% of Total Revenues:
Research and development	11.7%		10.4%	11.7%		11.0%
Sales and marketing	17.3%		17.8%	16.9%		18.1%
General and administrative	7.3%		7.1%	7.2%		7.2%
Depreciation	2.4%		2.7%	2.5%		2.8%
Amortization of acquired customer-based intangible assets	6.4%		6.7%	6.6%		6.9%
Special charges (recoveries)	(2.0)%		1.3%	(0.3)%		1.0%

Research and development expenses consist primarily of payroll and payroll-related benefits expenses, contracted research and development expenses, and facility costs. Research and development assists with organic growth and improves product stability and functionality, and accordingly, we dedicate extensive efforts to update and upgrade our product offerings. The primary drivers are typically software upgrades and development.

	Change between Three Months Ended December 31, 2020 and 2019	Change between Six Months Ended December 31, 2020 and 2019
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$14,410	$22,380
Contract labour and consulting	216	116
Share-based compensation	1,452	2,573
Travel and communication	(382)	(615)
Facilities	3,564	7,250
Other miscellaneous	695	976
Total change in research and development expenses	$19,955	$32,680
Research and development expenses increased by $20.0 million during the three months ended December 31, 2020 as compared to the same period in the prior fiscal year as a result of recent acquisitions, partially offset by the impact of the COVID-19 spending reduction discussed under "Outlook for Fiscal 2021" above. Payroll and payroll-related benefits increased by $14.4 million, facility related expenses increased by $3.6 million and share-based compensation expense increased by $1.5 million. Overall, our research and development expenses, as a percentage of total revenues, increased to approximately 12% from approximately 10% in the same period in the prior fiscal year.
Research and development expenses increased by $32.7 million during the six months ended December 31, 2020 as compared to the same period in the prior fiscal year as a result of recent acquisitions, partially offset by the impact of the COVID-19 spending reduction discussed under "Outlook for Fiscal 2021" above. Payroll and payroll-related benefits increased by $22.4 million, facility related expenses increased by $7.3 million and share-based compensation expense increased by $2.6 million. Overall, our research and development expenses, as a percentage of total revenues, increased to approximately 12% from approximately 11% in the same period in the prior fiscal year.
Our research and development labour resources increased by 61 employees, from 4,046 employees at December 31, 2019 to 4,107 employees at December 31, 2020.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Three Months Ended December 31, 2020 and 2019	Change between Six Months Ended December 31, 2020 and 2019
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$6,301	$11,830
Commissions	(1,220)	(2,134)
Contract labour and consulting	146	177
Share-based compensation	2,574	4,515
Travel and communication	(4,404)	(8,960)
Marketing expenses	6,228	5,639
Facilities	727	2,265
Bad debt expense	(92)	(522)
Other miscellaneous	327	1,559
Total change in sales and marketing expenses	$10,587	$14,369
Sales and marketing expenses increased by $10.6 million during the three months ended December 31, 2020 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits increased by $6.3 million, marketing expenses increased by $6.2 million and facility related expenses increased by $0.7 million as result of recent acquisitions, partially offset by the impact of the COVID-19 spending reduction discussed under "Outlook for Fiscal 2021" above. Additionally, share-based compensation expense increased by $2.6 million and other miscellaneous expenses increased by $0.3 million. These increases were partially offset by a reduction in travel and communication of $4.4 million, resulting from travel limitations triggered by the COVID-19 pandemic and a reduction in commissions of $1.2 million. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to approximately 17% from approximately 18% in the same period in the prior fiscal year.
Sales and marketing expenses increased by $14.4 million during the six months ended December 31, 2020 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits increased by $11.8 million, marketing expenses increased by $5.6 million and facility related expenses increased by $2.3 million as result of recent acquisitions, partially offset by the impact of the COVID-19 spending reduction discussed under "Outlook for Fiscal 2021" above. Additionally, share-based compensation expense increased by $4.5 million and other miscellaneous expenses increased by $1.6 million. These increases were partially offset by a reduction in travel and communication of $9.0 million, resulting from travel limitations triggered by the COVID-19 pandemic and a reduction in commissions of $2.1 million. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to approximately 17% from approximately 18% in the same period in the prior fiscal year.
Our sales and marketing labour resources decreased by 103 employees, from 2,518 employees at December 31, 2019 to 2,415 employees at December 31, 2020.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Three Months Ended December 31, 2020 and 2019	Change between Six Months Ended December 31, 2020 and 2019
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$4,883	$6,182
Contract labour and consulting	(28)	19
Share-based compensation	1,423	2,353
Travel and communication	(1,324)	(2,446)
Facilities	(1,713)	(1,637)
Other miscellaneous	4,929	8,353
Total change in general and administrative expenses	$8,170	$12,824
General and administrative expenses increased by $8.2 million during the three months ended December 31, 2020 as compared to the same period in the prior fiscal year. Other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, increased by $4.9 million and payroll and payroll-related benefits increased by $4.9 million, primarily as a result of recent acquisitions, partially offset by the impact of the COVID-19 spending reduction discussed under "Outlook for Fiscal 2021" above. Additionally, share-based compensation increased by $1.4 million. These increases were partially offset by reductions in facility related expenses of $1.7 million and travel and communication of $1.3 million, resulting from travel limitations triggered by the COVID-19 pandemic. Overall, general and administrative expenses, as a percentage of total revenues, remained stable compared to the same period in the prior fiscal year at approximately 7%.
General and administrative expenses increased by $12.8 million during the six months ended December 31, 2020 as compared to the same period in the prior fiscal year. Other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, increased by $8.4 million and payroll and payroll-related benefits increased by $6.2 million, primarily as a result of recent acquisitions, partially offset by the impact of the COVID-19 spending reduction discussed under "Outlook for Fiscal 2021" above. Additionally, share-based compensation increased by $2.4 million. These increases were partially offset by reductions in travel and communication of $2.4 million, resulting from travel limitations triggered by the COVID-19 pandemic, and reductions in facility related expenses of $1.6 million. Overall, general and administrative expenses, as a percentage of total revenues, remained stable compared to the same period in the prior fiscal year at approximately 7%.
Our general and administrative labour resources decreased by 135 employees, from 2,000 employees at December 31, 2019 to 1,865 employees at December 31, 2020.
Depreciation expenses:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Depreciation	$20,280	$(432)	$20,712	$42,283	$1,294	$40,989

Depreciation expenses decreased during the three months ended December 31, 2020 by $0.4 million as compared to the same period in the prior fiscal year. Depreciation expenses, as a percentage of total revenue, decreased for the three months ended December 31, 2020 to approximately 2% from approximately 3% in the same period in the prior fiscal year.
Depreciation expenses increased during the six months ended December 31, 2020 by $1.3 million as compared to the same period in the prior fiscal year. Depreciation expenses, as a percentage of total revenue, remained stable compared to the same period in the prior fiscal year at approximately 3%.
Amortization of acquired customer-based intangible assets:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Amortization of acquired customer-based intangible assets	$54,926	$3,466	$51,460	$109,919	$9,301	$100,618
Amortization of acquired customer-based intangible assets increased during the three and six months ended December 31, 2020 by $3.5 million and $9.3 million, respectively, as compared to the same periods in the prior fiscal year. This was due to an increase of $25.8 million and $53.9 million, respectively, relating to amortization of newly acquired customer-based intangible assets from recent acquisitions, offset by a reduction of $22.3 million and $44.6 million, respectively, relating to intangible assets from certain previous acquisitions becoming fully amortized.
Special charges (recoveries):
Special charges (recoveries) typically relate to amounts that we expect to pay in connection with restructuring plans, acquisition-related costs and other similar charges and recoveries. Generally, we implement such plans in the context of integrating acquired entities with existing OpenText operations. Actions related to such restructuring plans are typically completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to Special charges (recoveries).

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Special charges (recoveries)	$(17,494)	$(27,566)	$10,072	$(4,250)	$(19,423)	$15,173

Special charges (recoveries) decreased by $27.6 million during the three months ended December 31, 2020 as compared to the same period in the prior fiscal year. This was due to net recoveries of $18.5 million compared to the prior fiscal year primarily related to the COVID-19 and Fiscal 2020 restructuring plans which were initiated during the second half of Fiscal 2020. The recoveries were primarily associated with the reversal of lease liabilities from previously abandoned facilities which have since been assigned or early terminated as well as the release of other facility charges accrued for under the plans. Additionally, acquisition related costs decreased by $7.1 million and other miscellaneous charges decreased by $2.0 million compared to the same period in the prior fiscal year.
Special charges (recoveries) decreased by $19.4 million during the six months ended December 31, 2020 as compared to the same period in the prior fiscal year. This was due to net recoveries of $8.0 million compared to the prior fiscal year related to the COVID-19 and Fiscal 2020 restructuring plans which were initiated during the second half of Fiscal 2020. The recoveries were primarily associated with the reversal of lease liabilities from previously abandoned facilities which have since been assigned or early terminated as well as the release of other facility charges accrued for under the plans. Additionally, acquisition related costs decreased by $9.0 million and other miscellaneous charges decreased by $2.4 million compared to the same period in the prior fiscal year.
For more details on Special charges (recoveries), see note 18 "Special Charges (Recoveries)" to our Condensed Consolidated Financial Statements.
Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Foreign exchange gains (losses)	$3,476	$3,124	$352	$(10)	$3,297	$(3,307)
OpenText share in net income (loss) of equity investees (note 9)	2,034	768	1,266	8,255	6,307	1,948
Other miscellaneous income (expense)	(259)	(613)	354	(111)	(657)	546
Total other income (expense), net	$5,251	$3,279	$1,972	$8,134	$8,947	$(813)

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Interest expense related to total outstanding debt (1)	$36,311	$2,533	$33,778	$74,452	$6,508	$67,944
Interest income	(1,127)	2,347	(3,474)	(2,336)	5,087	(7,423)
Other miscellaneous expense	2,411	339	2,072	4,568	503	4,065
Total interest and other related expense, net	$37,595	$5,219	$32,376	$76,684	$12,098	$64,586

(1) For more details see note 11 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Provision for (Recovery of) Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2020	Change increase (decrease)	2019	2020	Change increase (decrease)	2019
Provision for (recovery of) income taxes	$267,559	$220,741	$46,818	$310,303	$240,394	$69,909
The effective tax rate increased to a provision of 132.4% for the three months ended December 31, 2020, compared to a provision of 30.3% for the three months ended December 31, 2019. Tax expense increased by $220.7 million from $46.8 million in the three months ended December 31, 2019 to $267.6 million in the three months ended December 31, 2020. This was primarily due to an increase of $299.3 million relating to the IRS Settlement and an increase of $12.3 million relating to higher net income including the impact of foreign rates. These were partially offset by (i) a decrease of $79.3 million for net changes in unrecognized tax benefits, primarily from the conclusion of relevant tax audits, (ii) a decrease of $3.8 million related to accruals for unrepatriated foreign earnings, (iii) a decrease of $3.4 million related to tax benefits of internal reorganizations that occurred in Fiscal 2021, (iv) a decrease of $2.4 million related to differences in tax filings being lower than estimates, and (v) a decrease of $0.8 million related to the US Base Erosion Anti-Abuse Tax (US BEAT). The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate increased to a provision of 89.1% for the six months ended December 31, 2020, compared to a provision of 27.8% for the six months ended December 31, 2019. Tax expense increased by $240.4 million from $69.9 million in the six months ended December 31, 2019 to $310.3 million in the six months ended December 31, 2020. This was primarily due to (i) an increase of $299.3 million relating to the IRS Settlement, (ii) an increase of $23.9 million relating to higher net income including the impact of foreign rates, and (iii) an increase of $2.5 million related to US BEAT. These were partially offset by (i) a decrease of $67.3 million for net changes in unrecognized tax benefits, primarily from the conclusion of relevant tax audits, (ii) a decrease of $11.4 million related to tax benefits of internal reorganizations that occurred in Fiscal 2021, (iii) a decrease of $4.3 million related to differences in tax filings being lower than estimates, and (iv) a decrease of $4.1 million related to accruals for unrepatriated foreign earnings. The remainder of the difference was due to normal course movements and non-material items.
For information with regards to the IRS Settlement and certain other potential tax contingencies, see note 14 "Guarantees and Contingencies" and note 15 "Income Taxes" to our Condensed Consolidated Financial Statements. Please also see Part I, Item 1A "Risk Factors" within our Annual Report on Form 10-K for Fiscal 2020.

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
Non-GAAP-based net income and Non-GAAP-based EPS, attributable to OpenText, are consistently calculated as GAAP-based net income (loss) or earnings (loss) per share, attributable to OpenText, on a diluted basis, excluding the effects of the amortization of acquired intangible assets, other income (expense), share-based compensation, and special charges (recoveries), all net of tax and any tax benefits/expense items unrelated to current period income, as further described in the tables below. Non-GAAP-based gross profit is the arithmetical sum of GAAP-based gross profit and the amortization of acquired technology-based intangible assets and share-based compensation within cost of sales. Non-GAAP-based gross margin is calculated as Non-GAAP-based gross profit expressed as a percentage of total revenue. Non-GAAP-based income from operations is calculated as GAAP-based income from operations, excluding the amortization of acquired intangible assets, special charges (recoveries), and share-based compensation expense.
Adjusted earnings (loss) before interest, taxes, depreciation and amortization (Adjusted EBITDA) is consistently calculated as GAAP-based net income (loss), attributable to OpenText, excluding interest income (expense), provision for income taxes, depreciation and amortization of acquired intangible assets, other income (expense), share-based compensation and special charges (recoveries).
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
The Company does not acquire businesses on a predictable cycle, and therefore believes that the presentation of Non-GAAP measures, which in certain cases adjust for the impact of amortization of intangible assets and the related tax effects that are primarily related to acquisitions, will provide readers of financial statements with a more consistent basis for comparison across accounting periods and be more useful in helping readers understand the Company’s operating results and underlying operational trends. Additionally, the Company has engaged in various restructuring activities over the past several years, primarily due to acquisitions, that have resulted in costs associated with reductions in headcount, consolidation of leased facilities and related costs, all which are recorded under the Company’s “Special charges (recoveries)” caption on the Condensed Consolidated Statements of Income (Loss). Each restructuring activity is a discrete event based on a unique set of business objectives or circumstances, and each differs in terms of its operational implementation, business impact and scope, and the size of each restructuring plan can vary significantly from period to period. Therefore, the Company believes that the exclusion of these special charges (recoveries) will also better aid readers of financial statements in the understanding and comparability of the Company's operating results and underlying operational trends.
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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2020
(In thousands, except for per share data)

	Three Months Ended December 31, 2020
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$117,882		$(1,143)	(1)	$116,739
Customer support	29,668		(499)	(1)	29,169
Professional service and other	46,619		(666)	(1)	45,953
Amortization of acquired technology-based intangible assets	54,091		(54,091)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	603,082	70.5%	56,399	(3)	659,481	77.1%
Operating expenses
Research and development	100,238		(2,707)	(1)	97,531
Sales and marketing	147,897		(4,957)	(1)	142,940
General and administrative	62,765		(4,554)	(1)	58,211
Amortization of acquired customer-based intangible assets	54,926		(54,926)	(2)	—
Special charges (recoveries)	(17,494)		17,494	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	234,470		106,049	(5)	340,519
Other income (expense), net	5,251		(5,251)	(6)	—
Provision for (recovery of) income taxes	267,559		(225,150)	(7)	42,409
GAAP-based net income (loss) / Non-GAAP-based net income, attributable to OpenText	(65,477)		325,948	(8)	260,471
GAAP-based earnings (loss) per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$(0.24)		$1.19	(8)	$0.95

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)	Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.
(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
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
(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 132% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense. The GAAP-based tax provision rate for the three months ended December 31, 2020 includes an income tax provision charge from the IRS Settlement partially offset by a tax benefit from the release of unrecognized tax benefits due to the conclusion of relevant tax audits.

(8)	Reconciliation of GAAP-based net loss to Non-GAAP-based net income:

	Three Months Ended December 31, 2020
		Per share diluted*
GAAP-based net loss, attributable to OpenText	$(65,477)	$(0.24)
Add:
Amortization	109,017	0.40
Share-based compensation	14,526	0.05
Special charges (recoveries)	(17,494)	(0.06)
Other (income) expense, net	(5,251)	(0.02)
GAAP-based provision for (recovery of) income taxes	267,559	0.98
Non-GAAP-based provision for income taxes	(42,409)	(0.16)
Non-GAAP-based net income, attributable to OpenText	$260,471	$0.95

*Weighted average number of Common Shares - diluted (in thousands) used in the calculation of Non-GAAP-based earnings per share for the three months ended December 31, 2020 were 273,183.
Reconciliation of Adjusted EBITDA

Three Months Ended December 31, 2020
GAAP-based net loss, attributable to OpenText	$(65,477)
Add:
Provision for (recovery of) income taxes	267,559
Interest and other related expense, net	37,595
Amortization of acquired technology-based intangible assets	54,091
Amortization of acquired customer-based intangible assets	54,926
Depreciation	20,280
Share-based compensation	14,526
Special charges (recoveries)	(17,494)
Other (income) expense, net	(5,251)
Adjusted EBITDA	$360,755

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2019
(In thousands, except for per share data)

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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2020
(In thousands, except for per share data)

	Six Months Ended December 31, 2020
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$230,506		$(1,979)	(1)	$228,527
Customer support	58,862		(941)	(1)	57,921
Professional service and other	93,200		(1,183)	(1)	92,017
Amortization of acquired technology-based intangible assets	112,128		(112,128)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,158,170	69.8%	116,231	(3)	1,274,401	76.8%
Operating expenses
Research and development	194,141		(5,049)	(1)	189,092
Sales and marketing	280,297		(9,014)	(1)	271,283
General and administrative	118,954		(8,096)	(1)	110,858
Amortization of acquired customer-based intangible assets	109,919		(109,919)	(2)	—
Special charges (recoveries)	(4,250)		4,250	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	416,826		244,059	(5)	660,885
Other income (expense), net	8,134		(8,134)	(6)	—
Provision for (recovery of) income taxes	310,303		(228,515)	(7)	81,788
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	37,899		464,440	(8)	502,339
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.14		$1.70	(8)	$1.84

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)	Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.
(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
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
(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 89% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense. The GAAP-based tax provision rate for the six months ended December 31, 2020 includes an income tax provision charge from the IRS Settlement partially offset by a tax benefit from the release of unrecognized tax benefits due to the conclusion of relevant tax audits.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2020
		Per share diluted
GAAP-based net income, attributable to OpenText	$37,899	$0.14
Add:
Amortization	222,047	0.81
Share-based compensation	26,262	0.10
Special charges (recoveries)	(4,250)	(0.02)
Other (income) expense, net	(8,134)	(0.03)
GAAP-based provision for (recovery of) income taxes	310,303	1.14
Non-GAAP-based provision for income taxes	(81,788)	(0.30)
Non-GAAP-based net income, attributable to OpenText	$502,339	$1.84
Reconciliation of Adjusted EBITDA

Six Months Ended December 31, 2020
GAAP-based net income, attributable to OpenText	$37,899
Add:
Provision for (recovery of) income taxes	310,303
Interest and other related expense, net	76,684
Amortization of acquired technology-based intangible assets	112,128
Amortization of acquired customer-based intangible assets	109,919
Depreciation	42,283
Share-based compensation	26,262
Special charges (recoveries)	(4,250)
Other (income) expense, net	(8,134)
Adjusted EBITDA	$703,094

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2019
(In thousands, except for per share data)

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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2019
		Per share diluted
GAAP-based net income, attributable to OpenText	$181,868	$0.67
Add:
Amortization	183,215	0.68
Share-based compensation	14,674	0.05
Special charges (recoveries)	15,173	0.06
Other (income) expense, net	813	—
GAAP-based provision for (recovery of) income taxes	69,909	0.26
Non-GAAP-based provision for income taxes	(65,202)	(0.24)
Non-GAAP-based net income, attributable to OpenText	$400,450	$1.48

Reconciliation of Adjusted EBITDA

Six Months Ended December 31, 2019
GAAP-based net income, attributable to OpenText	$181,868
Add:
Provision for (recovery of) income taxes	69,909
Interest and other related expense, net	64,586
Amortization of acquired technology-based intangible assets	82,597
Amortization of acquired customer-based intangible assets	100,618
Depreciation	40,989
Share-based compensation	14,674
Special charges (recoveries)	15,173
Other (income) expense, net	813
Adjusted EBITDA	$571,227

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of December 31, 2020	Change increase (decrease)	As of June 30, 2020
Cash and cash equivalents	$1,500,561	$(192,289)	$1,692,850
Restricted cash (1)	3,117	(1,296)	4,413
Total cash, cash equivalents and restricted cash	$1,503,678	$(193,585)	$1,697,263

(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets.

	Six Months Ended December 31,
(In thousands)	2020	Change	2019
Cash provided by operating activities	$516,359	$171,674	$344,685
Cash used in investing activities	$(24,253)	$1,240,288	$(1,264,541)
Cash provided by (used in) financing activities	$(719,462)	$(1,380,078)	$660,616
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
We expect to make payments associated with the IRS Settlement of approximately $287.2 million during the third quarter of Fiscal 2021, resulting in a corresponding decrease in cash and cash equivalents. We also expect to make certain associated state tax and interest payments of approximately $12.1 million throughout calendar year 2021.
As of December 31, 2020, we have recognized a provision of $23.5 million (June 30, 2020—$24.8 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
We have deferred a total of approximately $98 million of tax payments under the CARES Act and other COVID-19 related tax relief programs in EMEA. During the six months ended December 31, 2020, we made repayments of approximately $45 million related to amounts previously deferred. As of December 31, 2020, we have remaining deferrals of $53 million which will become payable throughout the remainder of Fiscal 2021 with a portion becoming payable in Fiscal 2022.
Cash flows provided by operating activities
Cash flows from operating activities increased by $171.7 million, as compared to the same period in the prior fiscal year, due to a decrease in net income before the impact of non-cash items of $51.2 million offset by an increase in changes from working capital of $222.9 million. The increase in operating cash flow from changes in working capital was primarily due to the net impact of the following increases:
(i)$169.7 million relating to income taxes payable, net of receivables;
(ii)$45.5 million relating to deferred revenues;
(iii)$30.1 million relating to accounts receivable; and
(iv)$8.5 million relating to prepaid expenses and other current assets.
These increases in operating cash flows were partially offset by the following decreases:
(i)$21.3 million relating to net operating lease assets and liabilities;
(ii)$3.8 million relating to other assets;

(iii)$3.3 million relating to accounts payable and accrued liabilities; and
(iv)$2.5 million relating to contract assets.
During the second quarter of Fiscal 2021 our days sales outstanding (DSO) was 47 days, compared to a DSO of 57 days during the second quarter of Fiscal 2020, largely as a result of strong improvement in collections efficiency. The per day impact of our DSO in the second quarter of Fiscal 2021 and Fiscal 2020 on our cash flows was $9.5 million and $8.5 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by approximately $1.2 billion, primarily due to consideration paid for acquisitions during the first half of Fiscal 2020, which included the acquisition of Carbonite of approximately $1.2 billion.
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
Cash flows used in financing activities increased by $1.4 billion. This was primarily due to (i) proceeds from drawings on the Revolver of $750.0 million, which were used, in part, to fund the acquisition of Carbonite during the first half of Fiscal 2020 and did not reoccur during Fiscal 2021, (ii) repayment of amounts outstanding under the Revolver of $600.0 million during Fiscal 2021, (iii) an increase in cash used to repurchase Common Shares on the open market for potential reissuance under our stock compensation plans of $29.4 million, and (iv) an increase in cash dividends paid to shareholders of $7.7 million. These were partially offset by an increase of $6.1 million in cash collected from the issuance of Common Shares for the exercise of options and the OpenText Employee Share Purchase Plan (ESPP).
Cash Dividends
During the three and six months ended December 31, 2020, we declared and paid cash dividends of $0.2008 and $0.3754 per Common Share, respectively, in the aggregate amount of $54.5 million and $101.8 million, respectively (three and six months ended December 31, 2019—$0.1746 and $0.3492 per Common Share, respectively, in the aggregate amount of $47.1 million and $94.1 million, respectively).
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

Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the Eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of December 31, 2020, the outstanding balance on the Term Loan B bears an interest rate of 1.90%. For more information regarding the impact of LIBOR, see "Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2020.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of December 31, 2020, our consolidated net leverage ratio was 1.6:1.
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
Under the Revolver, we must maintain a "consolidated net leverage" ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges.
During the three months ended December 31, 2020, we repaid $600 million previously drawn on the Revolver using cash on hand. As of December 31, 2020, we had no outstanding balance under the Revolver (June 30, 2020—$600 million). During the three and six months ended December 31, 2020, we recorded interest expense relating to amounts drawn of $0.6 million and $3.6 million, respectively.
During the three months ended December 31, 2019, we drew down $750 million from the Revolver to partially fund the acquisition of Carbonite. As of December 31, 2019, the full amount drawn remained outstanding. During the three and six months ended December 31, 2019, we recorded interest expense relating to amounts drawn of $0.6 million, respectively.
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

Share Repurchase Plan
On November 5, 2020, the Board authorized a share repurchase plan, pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2020, up to an aggregate of $350 million of our Common Shares on the NASDAQ Global Select Market, the Toronto Stock Exchange and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the “Repurchase Plan”). The price that we will pay for Common Shares in open market transactions will be the market price at the time of purchase or such other price as may be permitted by applicable law or stock exchange rules.
The Repurchase Plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934. Purchases made under the Repurchase Plan will be subject to a limit of 13,618,774 shares (representing 5% of the Company’s issued and outstanding Common Shares as of November 4, 2020). All Common Shares purchased by us pursuant to the Repurchase Plan will be cancelled.
During the three and six months ended December 31, 2020, we did not repurchase any of our Common Shares under the Repurchase Plan.
Pensions
As of December 31, 2020, our total unfunded pension plan obligations were $86.3 million, of which $3.0 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans, Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP), for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2021 (six months ended)	$419	$508	$144
2022	905	1,047	325
2023	1,007	1,047	239
2024	1,117	1,054	297
2025	1,166	1,085	348
2026 to 2030	6,693	5,318	3,290
Total	$11,307	$10,059	$4,643
For a detailed discussion on pensions, see note 12 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of December 31, 2020, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2021 - June 30, 2021	July 1, 2021 - June 30, 2023	July 1, 2023 - June 30, 2025	July 1, 2025 and beyond
Long-term debt obligations (1)	$4,592,179	$75,225	$300,727	$1,226,039	$2,990,188
Operating lease obligations (2)	313,216	34,501	117,032	71,304	90,379
Purchase obligations for contracts not accounted for as lease obligations	97,173	35,684	61,489	—	—
	$5,002,568	$145,410	$479,248	$1,297,343	$3,080,567
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
Contingencies
IRS Matter
As we have previously disclosed, the United States Internal Revenue Service (IRS) is examining certain of our tax returns for our fiscal year ended June 30, 2010 (Fiscal 2010) through our fiscal year ended June 30, 2012 (Fiscal 2012), and in connection with those examinations is reviewing our internal reorganization in Fiscal 2010 and Fiscal 2012 to consolidate certain intellectual property ownership in Luxembourg and Canada and our integration of certain acquisitions into the resulting structure. We also previously disclosed that the examinations may lead to proposed adjustments to our taxes that may be material, individually or in the aggregate, and that we have not recorded any material accruals for any such potential adjustments in our Condensed Consolidated Financial Statements.
We previously disclosed that, as part of these examinations, on July 17, 2015 we received from the IRS an initial Notice of Proposed Adjustment (NOPA) in draft form, for Fiscal 2010 (the 2010 NOPA), and on July 11, 2018, we also received, consistent with previously disclosed expectations, a draft NOPA for Fiscal 2012 (the 2012 NOPA).
On January 7, 2019, we received from the IRS official notification of proposed adjustments to our taxable income for Fiscal 2010 and Fiscal 2012, together with the 2010 NOPA and 2012 NOPA in final form.
As of December 31, 2020, our estimated potential aggregate liability, as originally proposed by the IRS under the 2010 NOPA and the 2012 NOPA, including additional state income taxes plus penalties and continually accruing interest that may be due, would have been approximately $830 million, comprised of approximately $430 million in U.S. federal and state taxes, approximately $130 million of penalties, and approximately $270 million of interest.
As previously disclosed, we disagree with the IRS’ positions and have been vigorously contesting the proposed adjustments to our taxable income, along with the proposed penalties and interest.
On December 21, 2020, we entered into a closing agreement with the IRS resolving all of the proposed adjustments to our taxable income for Fiscal 2010 and Fiscal 2012 (the IRS Settlement).
In connection with the IRS Settlement, we will make aggregate payments of approximately $287.2 million to the IRS in U.S. federal taxes and interest in the third quarter of Fiscal 2021, resulting in a corresponding decrease in cash and cash equivalents. We also expect to make certain associated state tax and interest payments of approximately $12.1 million throughout calendar 2021. The IRS Settlement also eliminates approximately $90 million in future withholding taxes that we had expected to incur over the next 10 years. The IRS Settlement results in an approximately $299.3 million charge to

"Provision for (recovery of) income taxes" on our Condensed Consolidated Statements of Income (Loss) for the second quarter of Fiscal 2021. As of December 31, 2020, the total outstanding settlement amount of approximately $299.3 million is recorded within "Income taxes payable" in our Condensed Consolidated Balance Sheets. Interest at the applicable statutory rates will continue to accrue until the time of payment.
We believe the IRS Settlement to be in the best interest of all stakeholders, as it closes all past, present and future items related to this matter. The IRS Settlement provides finality to this longstanding matter.
For additional information regarding the history of this IRS matter, please see note 14 "Guarantees and Contingencies" in our Annual Report on Form 10-K for Fiscal 2020.
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of December 31, 2020, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 to be limited to penalties, interest and provincial taxes that may be due of approximately $64 million. As of December 31, 2020, we have provisionally paid approximately $24 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within "Long-term income taxes recoverable" on the Condensed Consolidated Balance Sheets as of December 31, 2020.
The notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 would, as drafted, increase our taxable income by approximately $90 million to $100 million for each of those years, as well as impose a 10% penalty on the proposed adjustment to income.
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 (including any penalties) are without merit. We have filed notices of objection for Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015. We intend to file the notice of objection for Fiscal 2016 shortly. We are currently seeking competent authority consideration under applicable international treaties in respect of these reassessments.
Even if we are unsuccessful in challenging the CRA's reassessments to increase our taxable income for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 or potential reassessments that may be proposed for subsequent years currently under audit, we have elective deductions available for those years (including carry-backs from later years) that would offset such increased amounts so that no additional cash tax would be payable, exclusive of any assessed penalties and interest, as described above.
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments. As of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of these reassessments in our Condensed Consolidated Financial Statements. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability in respect of our international transactions, including the transfer pricing methodology applied to them. The CRA is currently auditing Fiscal 2017. We are engaged in ongoing discussions with the CRA and continue to vigorously contest the CRA's audit positions.
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the “Securities Actions”). On November 21, 2019, the court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. The motion was fully briefed in June 2020 and a hearing on the motion to dismiss the Securities Actions was held on October 15, 2020. Following the hearing, on October 22, 2020, the court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. The lead plaintiff's brief in support of its appeal will be due February 24, 2021. The defendants will vigorously contest any such appeal of the court's dismissal of the Securities Actions.
Carbonite vs Realtime Data
On February 27, 2017, prior to our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (Realtime Data) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas "Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL)", alleging that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the asserted patents against other companies around the country. In one of those suits, filed in the U.S. District Court for the District of Delaware, the Delaware Court on July 29, 2019 dismissed the lawsuit after declaring invalid three of the four patents asserted by Realtime Data against Carbonite; that decision was appealed to the U.S. Court of Appeals for the Federal Circuit. By way of Order dated August 19, 2019, the U.S. District Court for the District of Massachusetts stayed the action against Carbonite pending the aforementioned appeal of the dismissal in the Delaware lawsuit. On October 23, 2020, the Appeals Court vacated and remanded the Delaware Court’s decision. Following the Appeals Court's decision, the Massachusetts District Court lifted the stay on the action against Carbonite. On January 21, 2021, the Court held a hearing to construe the claims of the asserted patents. As to the fourth patent asserted against Carbonite, the U.S. Patent & Trademark Office Patent Trial and Appeal Board on September 24, 2019 invalidated certain claims of that patent, including certain claims that had been asserted against Carbonite, and the parties jointly stipulated to dismiss the patent from the action. No trial date has been set in the action against Carbonite. We are vigorously defending the matter. We have not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and we remain unable to reasonably estimate a possible loss or range of loss associated with this litigation.
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
As of December 31, 2020, we had an outstanding balance of $972.5 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of December 31, 2020, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.7 million, assuming that the loan balance as of December 31, 2020 is outstanding for the entire period (June 30, 2020—$9.8 million).
As of December 31, 2020, we had no outstanding balance under the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of December 31, 2020, with no outstanding balance on the Revolver, an adverse change of one percent on the interest rate would have no effect on our annual interest payment (June 30, 2020—$6.0 million).
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
Based on the foreign exchange forward contracts outstanding as of December 31, 2020, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.6 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2020—$0.6 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of December 31, 2020 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at December 31, 2020	U.S. Dollar Equivalent at June 30, 2020
Euro	$243,958	$229,579
British Pound	108,228	64,865
Canadian Dollar	11,098	20,311
Swiss Franc	35,958	43,365
Other foreign currencies	111,165	93,292
Total cash and cash equivalents denominated in foreign currencies	510,407	451,412
U.S. dollar	990,154	1,241,438
Total cash and cash equivalents	$1,500,561	$1,692,850
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $51.0 million (June 30, 2020—$45.1 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".

Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Date: February 4, 2021

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ HOWARD ROSEN
Howard Rosen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)