Form 10-Q
period 2021-03-31
OPEN TEXT CORP
filed 2021-05-06
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021.
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At May 4, 2021, there were 273,197,604 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	March 31, 2021	June 30, 2020
ASSETS	(unaudited)
Cash and cash equivalents	$1,475,626	$1,692,850
Accounts receivable trade, net of allowance for credit losses of $22,931 as of March 31, 2021 and $20,906 as of June 30, 2020 (note 1 and note 4)	402,672	466,357
Contract assets (note 3)	26,276	29,570
Income taxes recoverable (note 15)	17,026	61,186
Prepaid expenses and other current assets	140,576	136,436
Total current assets	2,062,176	2,386,399
Property and equipment (note 5)	230,517	244,555
Operating lease right of use assets (note 6)	226,021	207,869
Long-term contract assets (note 3)	18,594	15,427
Goodwill (note 7)	4,688,449	4,672,356
Acquired intangible assets (note 8)	1,291,796	1,612,564
Deferred tax assets (note 15)	833,369	911,565
Other assets (note 9)	174,965	154,467
Long-term income taxes recoverable (note 15)	30,734	29,620
Total assets	$9,556,621	$10,234,822
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 10)	$372,819	$373,314
Current portion of long-term debt (note 11)	10,000	610,000
Operating lease liabilities (note 6)	56,143	64,071
Deferred revenues (note 3)	873,581	812,218
Income taxes payable (note 15)	26,481	44,630
Total current liabilities	1,339,024	1,904,233
Long-term liabilities:
Accrued liabilities (note 10)	27,849	34,955
Pension liability (note 12)	80,649	73,129
Long-term debt (note 11)	3,580,206	3,584,311
Long-term operating lease liabilities (note 6)	217,584	217,165
Long-term deferred revenues (note 3)	99,679	94,382
Long-term income taxes payable (note 15)	31,974	171,200
Deferred tax liabilities (note 15)	147,731	148,738
Total long-term liabilities	4,185,672	4,323,880
Shareholders’ equity:
Share capital and additional paid-in capital (note 13)
272,973,445 and 271,863,354 Common Shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively; authorized Common Shares: unlimited	1,915,759	1,851,777
Accumulated other comprehensive income (note 20)	54,074	17,825
Retained earnings	2,130,047	2,159,396
Treasury stock, at cost (1,567,664 and 622,297 shares at March 31, 2021 and June 30, 2020, respectively)	(69,386)	(23,608)
Total OpenText shareholders' equity	4,030,494	4,005,390
Non-controlling interests	1,431	1,319
Total shareholders’ equity	4,031,925	4,006,709
Total liabilities and shareholders’ equity	$9,556,621	$10,234,822
Guarantees and contingencies (note 14)
Related party transactions (note 24)
Subsequent events (note 14, note 25)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Revenues (note 3):
Cloud services and subscriptions	$355,845	$339,463	$1,047,285	$825,068
Customer support	335,915	322,865	999,806	950,671
License	76,299	81,055	252,170	297,048
Professional service and other	64,872	71,296	193,327	210,337
Total revenues	832,931	814,679	2,492,588	2,283,124
Cost of revenues:
Cloud services and subscriptions	123,729	127,565	354,235	333,371
Customer support	30,953	32,151	89,815	91,326
License	2,810	2,544	9,601	7,917
Professional service and other	50,321	56,526	143,521	164,468
Amortization of acquired technology-based intangible assets (note 8)	53,453	63,401	165,581	145,998
Total cost of revenues	261,266	282,187	762,753	743,080
Gross profit	571,665	532,492	1,729,835	1,540,044
Operating expenses:
Research and development	110,071	108,184	304,212	269,645
Sales and marketing	158,687	166,234	438,984	432,162
General and administrative	71,548	68,828	190,502	174,958
Depreciation	21,961	24,820	64,244	65,809
Amortization of acquired customer-based intangible assets (note 8)	54,156	59,943	164,075	160,561
Special charges (recoveries) (note 18)	2,846	9,406	(1,404)	24,579
Total operating expenses	419,269	437,415	1,160,613	1,127,714
Income from operations	152,396	95,077	569,222	412,330
Other income (expense), net (note 22)	8,283	(18,923)	16,417	(19,736)
Interest and other related expense, net	(37,333)	(41,263)	(114,017)	(105,849)
Income before income taxes	123,346	34,891	471,622	286,745
Provision for (recovery of) income taxes (note 15)	31,818	8,891	342,121	78,800
Net income for the period	$91,528	$26,000	$129,501	$207,945
Net (income) loss attributable to non-controlling interests	(38)	(35)	(112)	(112)
Net income attributable to OpenText	$91,490	$25,965	$129,389	$207,833
Earnings per share—basic attributable to OpenText (note 23)	$0.34	$0.10	$0.47	$0.77
Earnings per share—diluted attributable to OpenText (note 23)	$0.33	$0.10	$0.47	$0.77
Weighted average number of Common Shares outstanding—basic (in '000's)	272,832	271,221	272,414	270,559
Weighted average number of Common Shares outstanding—diluted (in '000's)	273,924	272,202	273,312	271,643

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net income for the period	$91,528	$26,000	$129,501	$207,945
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(12,568)	(15,484)	36,142	(16,220)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of $246 and ($1,276) for the three months ended March 31, 2021 and 2020, respectively; $1,302 and ($1,181) for the nine months ended March 31, 2021 and 2020, respectively	681	(3,539)	3,608	(3,278)
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of ($399) and $121 for the three months ended March 31, 2021 and 2020, respectively; ($682) and $98 for the nine months ended March 31, 2021 and 2020, respectively	(1,108)	337	(1,892)	273
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of $944 and $1,495 for the three months ended March 31, 2021 and 2020, respectively; ($413) and $1,554 for the nine months ended March 31, 2021 and 2020, respectively	344	3,309	(2,342)	3,923
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $95 and $203 for the three months ended March 31, 2021 and 2020, respectively; $275 and $446 for the nine months ended March 31, 2021 and 2020, respectively	249	153	733	644
Total other comprehensive income (loss) net, for the period	(12,402)	(15,224)	36,249	(14,658)
Total comprehensive income	79,126	10,776	165,750	193,287
Comprehensive (income) loss attributable to non-controlling interests	(38)	(35)	(112)	(112)
Total comprehensive income attributable to OpenText	$79,088	$10,741	$165,638	$193,175

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Three Months Ended March 31, 2021
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	272,589	$1,889,857	(1,101)	$(47,555)	$2,093,076	$66,476	$1,393	$4,003,247
Issuance of Common Shares
Under employee stock option plans	219	8,270	—	—	—	—	—	8,270
Under employee stock purchase plans	165	6,421	—	—	—	—	—	6,421
Share-based compensation	—	12,357	—	—	—	—	—	12,357
Purchase of treasury stock	—	—	(490)	(22,977)	—	—	—	(22,977)
Issuance of treasury stock	—	(1,146)	23	1,146	—	—	—	—
Dividends declared ($0.2008 per Common Share)	—	—	—	—	(54,519)	—	—	(54,519)
Other comprehensive income (loss) - net	—	—	—	—	—	(12,402)	—	(12,402)
Net income for the quarter	—	—	—	—	91,490	—	38	91,528
Balance as of March 31, 2021	272,973	$1,915,759	(1,568)	$(69,386)	$2,130,047	$54,074	$1,431	$4,031,925

	Three Months Ended March 31, 2020
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	270,609	$1,803,663	(847)	$(32,066)	$2,201,653	$24,690	$1,292	$3,999,232
Issuance of Common Shares
Under employee stock option plans	886	23,414	—	—	—	—	—	23,414
Under employee stock purchase plans	139	5,217	—	—	—	—	—	5,217
Share-based compensation	—	6,856	—	—	—	—	—	6,856
Dividends declared ($0.1746 per Common Share)	—	—	—	—	(47,279)	—	—	(47,279)
Other comprehensive income (loss) - net	—	—	—	—	—	(15,224)	—	(15,224)
Non-controlling interest	—	—	—	—	—	—	(39)	(39)
Net income for the quarter	—	—	—	—	25,965	—	35	26,000
Balance as of March 31, 2020	271,634	$1,839,150	(847)	$(32,066)	$2,180,339	$9,466	$1,288	$3,998,177

	Nine Months Ended March 31, 2021
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	271,863	$1,851,777	(622)	$(23,608)	$2,159,396	$17,825	$1,319	$4,006,709
Adoption of ASU 2016-13 - cumulative effect, net (note 1)	—	—	—	—	(2,450)	—	—	(2,450)
Issuance of Common Shares
Under employee stock option plans	743	23,768	—	—	—	—	—	23,768
Under employee stock purchase plans	367	13,974	193	6,690	—	—	—	20,664
Share-based compensation	—	38,619	—	—	—	—	—	38,619
Purchase of treasury stock	—	—	(1,455)	(64,847)	—	—	—	(64,847)
Issuance of treasury stock	—	(12,379)	316	12,379	—	—	—	—
Dividends declared ($0.5762 per Common Share)	—	—	—	—	(156,288)	—	—	(156,288)
Other comprehensive income (loss) - net	—	—	—	—	—	36,249	—	36,249
Net income for the period	—	—	—	—	129,389	—	112	129,501
Balance as of March 31, 2021	272,973	$1,915,759	(1,568)	$(69,386)	$2,130,047	$54,074	$1,431	$4,031,925

	Nine Months Ended March 31, 2020
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	269,834	$1,774,214	(803)	$(28,766)	$2,113,883	$24,124	$1,215	$3,884,670
Issuance of Common Shares
Under employee stock option plans	1,301	34,773	—	—	—	—	—	34,773
Under employee stock purchase plans	499	17,757	—	—	—	—	—	17,757
Share-based compensation	—	21,530	—	—	—	—	—	21,530
Purchase of treasury stock	—	—	(300)	(12,424)	—	—	—	(12,424)
Issuance of treasury stock	—	(9,124)	256	9,124	—	—	—	—
Dividends declared ($0.5238 per Common Share)	—	—	—	—	(141,377)	—	—	(141,377)
Other comprehensive income (loss) - net	—	—	—	—	—	(14,658)	—	(14,658)
Non-controlling interest	—	—	—	—	—	—	(39)	(39)
Net income for the period	—	—	—	—	207,833	—	112	207,945
Balance as of March 31, 2020	271,634	$1,839,150	(847)	$(32,066)	$2,180,339	$9,466	$1,288	$3,998,177

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income for the period	$129,501	$207,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	393,900	372,368
Share-based compensation expense	38,619	21,530
Pension expense	4,670	4,323
Amortization of debt issuance costs	3,395	3,503
Loss on extinguishment of debt	—	17,854
Loss on sale and write down of property and equipment	1,979	—
Deferred taxes	80,844	36,711
Share in net (income) loss of equity investees	(20,020)	(6,475)
Changes in operating assets and liabilities:
Accounts receivable	87,072	86,188
Contract assets	(29,035)	(26,665)
Prepaid expenses and other current assets	(2,528)	(7,355)
Income taxes	(117,594)	(34,608)
Accounts payable and accrued liabilities	(27,327)	(42,263)
Deferred revenue	62,600	38,280
Other assets	765	7,436
Operating lease assets and liabilities, net	(26,910)	(4,486)
Net cash provided by operating activities	579,931	674,286
Cash flows from investing activities:
Additions of property and equipment	(36,267)	(55,005)
Purchase of XMedius	444	(73,335)
Purchase of Carbonite, Inc., net of cash and restricted cash acquired	—	(1,305,097)
Purchase of Dynamic Solutions Group Inc.	(371)	(4,149)
Other investing activities	(2,018)	(11,344)
Net cash used in investing activities	(38,212)	(1,448,930)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	45,780	53,107
Proceeds from long-term debt and Revolver	—	3,150,000
Repayment of long-term debt and Revolver	(607,500)	(1,711,131)
Debt extinguishment costs (note 22)	—	(11,248)
Debt issuance costs	—	(18,170)
Purchase of treasury stock	(64,847)	(12,424)
Payments of dividends to shareholders	(156,288)	(141,377)
Net cash provided by (used in) financing activities	(782,855)	1,308,757
Foreign exchange gain (loss) on cash held in foreign currencies	22,553	(20,060)
Increase (decrease) in cash, cash equivalents and restricted cash during the period	(218,583)	514,053
Cash, cash equivalents and restricted cash at beginning of the period	1,697,263	943,543
Cash, cash equivalents and restricted cash at end of the period	$1,478,680	$1,457,596

Reconciliation of cash, cash equivalents and restricted cash:	March 31, 2021	March 31, 2020
Cash and cash equivalents	$1,475,626	$1,452,570
Restricted cash (1)	3,054	5,026
Total cash, cash equivalents and restricted cash	$1,478,680	$1,457,596

(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets.
Supplemental cash flow disclosures (note 21)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2021
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa) and EC1 Pte. Ltd. (GXS Singapore), which as of March 31, 2021, were 70% and 81% owned, respectively, by OpenText. All intercompany balances and transactions have been eliminated.
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
In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 continues to significantly impact the global economy. As the impacts of the pandemic continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. As of March 31, 2021, we have recorded certain estimates resulting from the pandemic, particularly with respect to the COVID-19 Restructuring Plan (as defined herein) and allowance for credit losses, based on management's estimates and assumptions utilizing the most currently available information. Such estimates may be subject to change particularly given the unprecedented nature of the COVID-19 pandemic. We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to potential items such as special charges (recoveries), restructurings, asset impairments and other non-recurring costs. Please see note 18 "Special Charges (Recoveries)" and "Risk Factors" included within Part II, Item 1A of this Quarterly Report on Form 10-Q and "Risk Factors" included in our Annual Report on Form 10-K for Fiscal 2020.
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
NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our end customer, and by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Total Revenues by Geography:
Americas (1)	$507,892	$509,778	$1,533,400	$1,380,179
EMEA (2)	258,010	240,529	754,966	702,964
Asia Pacific (3)	67,029	64,372	204,222	199,981
Total revenues	$832,931	$814,679	$2,492,588	$2,283,124

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$355,845	$339,463	$1,047,285	$825,068
Customer support revenue	335,915	322,865	999,806	950,671
Total recurring revenues	$691,760	$662,328	$2,047,091	$1,775,739
License revenue (perpetual, term and subscriptions)	76,299	81,055	252,170	297,048
Professional service and other revenue	64,872	71,296	193,327	210,337
Total revenues	$832,931	$814,679	$2,492,588	$2,283,124

Total Revenues by Timing of Revenue Recognition:
Point in time	$76,299	$81,055	$252,170	$297,048
Over time (including professional service and other revenue)	756,632	733,624	2,240,418	1,986,076
Total revenues	$832,931	$814,679	$2,492,588	$2,283,124
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of March 31, 2021	As of June 30, 2020
Short-term contract assets	$26,276	$29,570
Long-term contract assets	$18,594	$15,427
Short-term deferred revenues	$873,581	$812,218
Long-term deferred revenues	$99,679	$94,382

The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the nine months ended March 31, 2021, we reclassified $28.7 million of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three and nine months ended March 31, 2021 and 2020, respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the nine months ended March 31, 2021 that was included in the deferred revenue balances at June 30, 2020 was $737 million (nine months ended March 31, 2020—$591 million, that was included in the deferred revenue balances at June 30, 2019).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would have not incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2020:

Capitalized costs to obtain a contract as of June 30, 2020	$61,163
New capitalized costs incurred	20,586
Amortization of capitalized costs	(16,227)
Adjustments on account of foreign exchange	1,268
Capitalized costs to obtain a contract as of March 31, 2021	$66,790

During the three and nine months ended March 31, 2021 and 2020, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2021, approximately $1.3 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 49% of this amount over the next 12 months and the remaining balance thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.

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
The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of June 30, 2020	$20,906
Adoption of Topic 326 - cumulative effect	3,025
Credit loss expense	5,256
Write-off /adjustments	(6,256)
Balance as of March 31, 2021	$22,931

Included in accounts receivable are unbilled receivables in the amount of $48.4 million as of March 31, 2021 (June 30, 2020—$55.2 million).
As of March 31, 2021, we have an allowance for credit losses of $0.2 million for contract assets, as a result of the adoption of Topic 326. For additional information on contract assets please see note 3 "Revenues".
NOTE 5—PROPERTY AND EQUIPMENT

	As of March 31, 2021
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$39,110	$(32,016)	$7,094
Office equipment	2,435	(1,187)	1,248
Computer hardware	305,160	(207,092)	98,068
Computer software	123,173	(100,940)	22,233
Capitalized software development costs	122,924	(82,641)	40,283
Leasehold improvements	107,204	(78,671)	28,533
Land and buildings	48,289	(15,231)	33,058
Total	$748,295	$(517,778)	$230,517

	As of June 30, 2020
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$39,158	$(28,473)	$10,685
Office equipment	2,272	(1,329)	943
Computer hardware	294,745	(198,194)	96,551
Computer software	127,299	(103,057)	24,242
Capitalized software development costs	111,202	(70,015)	41,187
Leasehold improvements	111,384	(74,395)	36,989
Land and buildings	49,268	(15,310)	33,958
Total	$735,328	$(490,773)	$244,555

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
In certain circumstances, we sublease all or a portion of a leased facility to various other companies through a sublease agreement.
Lease Costs and Other Information
The following illustrates the various components of operating lease costs for the period indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Operating lease cost	$16,065	$19,157	$47,327	$51,259
Short-term lease cost	222	455	724	743
Variable lease cost	852	1,140	2,152	2,647
Sublease income	(1,569)	(1,481)	(4,762)	(4,618)
Total lease cost	$15,570	$19,271	$45,441	$50,031

The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of March 31, 2021	As of June 30, 2020
Weighted-average remaining lease term	6.45 years	6.18 years
Weighted-average discount rate	2.81%	3.12%

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease cost and short-term lease are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Nine Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$56,645	$53,996
Right of use assets obtained in exchange for new operating lease liabilities (1) (2)	$59,762	$15,964
(1) Excludes the impact of $60.1 million and $2.9 million of ROU assets acquired through the acquisitions of Carbonite, Inc. (Carbonite) and XMedius, respectively, during the nine months ended March 31, 2020.
(2) Excludes the release of $22.3 million of lease liabilities during the nine months ended March 31, 2021 relating to office space that was abandoned during the fourth quarter of Fiscal 2020 that has since been early terminated or assigned to a third party. These recoveries have been recorded in "Special charges (recoveries)" in the Condensed Consolidated Statements of Income. Please see note 18 "Special Charges (Recoveries)".

Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our operating leases liabilities as of March 31, 2021:

Fiscal years ending June 30,
2021 (three months ended)	$15,796
2022	62,238
2023	52,597
2024	42,075
2025	31,916
Thereafter	94,010
Total Lease payments	$298,632
Less: Imputed interest	(24,905)
Total	$273,727
Reported as:
Current operating lease liabilities	$56,143
Non-current operating lease liabilities	217,584
Total	$273,727
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $2.0 million over the remainder of Fiscal 2021, and $20.1 million thereafter.
NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2020:

Balance as of June 30, 2020	$4,672,356
Adjustments relating to acquisitions prior to Fiscal 2021 that had open measurement periods (note 19)	(2,002)
Impact of foreign exchange rate changes	18,095
Balance as of March 31, 2021	$4,688,449

NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2021
	Cost	Accumulated Amortization	Net
Technology assets	$1,002,970	$(582,511)	$420,459
Customer assets	1,418,736	(547,399)	871,337
Total	$2,421,706	$(1,129,910)	$1,291,796

	As of June 30, 2020
	Cost	Accumulated Amortization	Net
Technology assets	$1,084,144	$(502,376)	$581,768
Customer assets	1,434,832	(404,036)	1,030,796
Total	$2,518,976	$(906,412)	$1,612,564

Where applicable, the above balances as of March 31, 2021 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the nine months ended March 31, 2021. The impact of this resulted in a reduction of $85.9 million to technology assets and $21.0 million to customer assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and seven years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2021 (three months ended)	$105,459
2022	398,732
2023	316,753
2024	235,776
2025	123,345
2026 and beyond	111,731
Total	$1,291,796

NOTE 9—OTHER ASSETS

	As of March 31, 2021	As of June 30, 2020
Deposits and restricted cash	$10,938	$11,612
Capitalized costs to obtain a contract	46,540	43,029
Investments	93,447	76,002
Long-term prepaid expenses and other long-term assets	24,040	23,824
Total	$174,965	$154,467

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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (see note 22 "Other Income (Expense), Net"). During the three and nine months ended

March 31, 2021, our share of income (loss) from these investments was $11.8 million and $20.0 million, respectively (three and nine months ended March 31, 2020—$4.5 million and $6.5 million, respectively).
Long-term prepaid expenses and other long-term assets includes advance payments on long-term licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.
NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of March 31, 2021	As of June 30, 2020
Accounts payable—trade	$65,074	$41,469
Accrued salaries and commissions	152,389	155,496
Accrued liabilities	94,454	78,793
Accrued sales and other tax liabilities	26,509	50,255
Accrued interest on Senior Notes	25,646	30,761
Amounts payable in respect of restructuring and other special charges	6,090	12,185
Asset retirement obligations	2,657	4,355
Total	$372,819	$373,314
Long-term accrued liabilities:

	As of March 31, 2021	As of June 30, 2020
Amounts payable in respect of restructuring and other special charges	$3,318	$13,768
Other accrued liabilities	10,928	8,215
Asset retirement obligations	13,603	12,972
Total	$27,849	$34,955
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of March 31, 2021, the present value of this obligation was $16.3 million (June 30, 2020—$17.3 million), with an undiscounted value of $17.1 million (June 30, 2020—$18.7 million).
NOTE 11—LONG-TERM DEBT

	As of March 31, 2021	As of June 30, 2020
Total debt
Senior Notes 2030	$900,000	$900,000
Senior Notes 2028	900,000	900,000
Senior Notes 2026	850,000	850,000
Term Loan B	970,000	977,500
Revolver	—	600,000
Total principal payments due	3,620,000	4,227,500

Premium on Senior Notes 2026	4,244	4,756
Debt issuance costs	(34,038)	(37,945)
Total amount outstanding	3,590,206	4,194,311
Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Revolver	—	600,000
Total current portion of long-term debt	10,000	610,000
Non-current portion of long-term debt	$3,580,206	$3,584,311

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
For the three and nine months ended March 31, 2021, we recorded interest expense of $9.3 million and $27.8 million, respectively, relating to Senior Notes 2030 (three and nine months ended March 31, 2020—$4.4 million, respectively).
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
For the three and nine months ended March 31, 2021, we recorded interest expense of $8.7 million and $26.0 million, respectively, relating to Senior Notes 2028 (three and nine months ended March 31, 2020—$4.2 million, respectively).
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
For the three and nine months ended March 31, 2021, we recorded interest expense of $12.5 million and $37.5 million, respectively, relating to Senior Notes 2026 (three and nine months ended March 31, 2020—$12.5 million and $37.5 million, respectively).
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
Term Loan B has a seven year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of March 31, 2021, the outstanding balance on the Term Loan B bears an interest rate of 1.86%. For more information regarding the impact of LIBOR, see "Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2020.
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2021, our consolidated net leverage ratio was 1.6:1.

For the three and nine months ended March 31, 2021, we recorded interest expense of $4.6 million and $14.1 million, respectively, relating to Term Loan B (three and nine months ended March 31, 2020—$8.5 million and $27.6 million, respectively).
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
During the second quarter of Fiscal 2021, we repaid $600 million previously drawn on the Revolver using cash on hand. As of March 31, 2021, we had no outstanding balance under the Revolver (June 30, 2020—$600 million). During the three and nine months ended March 31, 2021, we recorded interest expense of nil and $3.6 million, respectively, relating to amounts previously drawn.
During the second quarter of Fiscal 2020, we drew down $750 million from the Revolver to partially fund the acquisition of Carbonite. In February 2020, we repaid $750 million drawn under the Revolver with a portion of the proceeds from the Senior Notes 2030 and Senior Notes 2028. In March 2020, we drew down $600 million from the Revolver as a preemptive measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 outbreak. As of March 31, 2020, $600 million remained outstanding. During the three and nine months ended March 31, 2020, we recorded interest expense of $3.7 million and $4.3 million, respectively, relating to amounts previously drawn.

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
NOTE 12—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP) and other plans as of March 31, 2021 and June 30, 2020:

	As of March 31, 2021
	Total benefit obligation	Current portion of benefit obligation(1)	Non-current portion of benefit obligation
CDT defined benefit plan	$35,001	$861	$34,140
GXS GER defined benefit plan	25,564	1,007	24,557
GXS PHP defined benefit plan	13,652	210	13,442
Other plans	9,231	721	8,510
Total	$83,448	$2,799	$80,649

	As of June 30, 2020
	Total benefit obligation	Current portion of benefit obligation(1)	Non-current portion of benefit obligation
CDT defined benefit plan	$32,851	$777	$32,074
GXS GER defined benefit plan	24,105	943	23,162
GXS PHP defined benefit plan	10,270	115	10,155
Other plans	8,590	852	7,738
Total	$75,816	$2,687	$73,129
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
GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of $0.04 million as of March 31, 2021, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees.

The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of March 31, 2021				As of June 30, 2020
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of fiscal year	$32,851	$24,105	$10,270	$67,226	$35,836	$26,739	$6,904	$69,479
Service cost	354	155	1,245	1,754	572	319	1,247	2,138
Interest cost	378	272	299	949	459	337	368	1,164
Benefits paid	(592)	(766)	(9)	(1,367)	(644)	(926)	(792)	(2,362)
Actuarial (gain) loss	550	725	1,537	2,812	(3,073)	(2,083)	2,333	(2,823)
Foreign exchange (gain) loss	1,460	1,073	310	2,843	(299)	(281)	210	(370)
Benefit obligation—end of period	35,001	25,564	13,652	74,217	32,851	24,105	10,270	67,226
Less: Current portion	(861)	(1,007)	(210)	(2,078)	(777)	(943)	(115)	(1,835)
Non-current portion of benefit obligation	$34,140	$24,557	$13,442	$72,139	$32,074	$23,162	$10,155	$65,391

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended March 31,
	2021				2020
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$117	$51	$404	$572	$140	$78	$305	$523
Interest cost	125	90	104	319	112	82	92	286
Amortization of actuarial (gains) and losses	175	28	—	203	234	61	(72)	223
Net pension expense	$417	$169	$508	$1,094	$486	$221	$325	$1,032

	Nine Months Ended March 31,
	2021				2020
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$354	$155	$1,245	$1,754	$426	$237	$914	$1,577
Interest cost	378	272	299	949	341	250	265	856
Amortization of actuarial (gains) and losses	529	85	—	614	703	183	(215)	671
Net pension expense	$1,261	$512	$1,544	$3,317	$1,470	$670	$964	$3,104
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under "Other income (expense), net" on our Condensed Consolidated Statements of Income.

In determining the fair value of the pension plan benefit obligations as of March 31, 2021 and June 30, 2020, respectively, we used the following weighted-average key assumptions:

	As of March 31, 2021			As of June 30, 2020
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	1.75%	2.50%	6.50%	1.75%	2.50%	6.50%
Pension increases	1.50%	2.00%	N/A	1.50%	2.00%	N/A
Discount rate	1.36%	1.36%	5.00%	1.46%	1.46%	3.50%
Normal retirement age	65-67	65-67	60	65-67	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	13.98%	—%	—%	12.19%
to age 25	—%	—%	7.10%	—%	—%	16.58%
to age 30	1.00%	—%	3.00%	1.00%	—%	13.97%
to age 35	0.50%	—%	2.44%	0.50%	—%	10.77%
to age 40	—%	—%	2.59%	—%	—%	7.39%
to age 45	0.50%	—%	1.15%	0.50%	—%	3.28%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%
Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2021 (three months ended)	$203	$246	$28
2022	877	1,014	254
2023	975	1,014	100
2024	1,083	1,022	140
2025	1,130	1,051	190
2026 to 2030	6,486	5,154	2,456
Total	$10,754	$9,501	$3,168
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
NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three and nine months ended March 31, 2021, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.2008 and $0.5762 per Common Share, respectively, in the aggregate amount of $54.5 million and $156.3 million, respectively, which we paid during the same period (three and nine months ended March 31, 2020—$0.1746 and $0.5238 per Common Share, respectively, in the aggregate amount of $47.3 million and $141.4 million, respectively).
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
During the three and nine months ended March 31, 2021, we repurchased 489,934 and 1,455,088 of our Common Shares, respectively, in the open market, at a cost of $23.0 million and $64.8 million, respectively, for potential reissuance under our LTIP or other plans, described below (three and nine months ended March 31, 2020—nil and 300,000 Common Shares, respectively, at a cost of nil and $12.4 million, respectively).
During the three and nine months ended March 31, 2021, we reissued 23,640 and 509,721 Common Shares, respectively, from treasury stock in connection with the settlement of awards and other plans (three and nine months ended March 31, 2020— nil and 255,502 Common Shares, respectively).
Share Repurchase Plan
On November 5, 2020, the Board authorized a share repurchase plan (Repurchase Plan), pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2020, up to an aggregate of $350 million of our Common Shares.
During the three and nine months ended March 31, 2021, we did not repurchase any of our Common Shares under the Repurchase Plan.
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Stock options	$3,460	$2,143	$11,329	$6,820
Performance Share Units (issued under LTIP)	2,447	1,515	7,486	4,436
Restricted Share Units (issued under LTIP)	1,697	1,478	5,655	4,447
Restricted Share Units (other)	2,807	64	7,877	84
Deferred Share Units (directors)	813	735	2,626	2,610
Employee Share Purchase Plan	1,133	921	3,646	3,133
Total share-based compensation expense	$12,357	$6,856	$38,619	$21,530
Summary of Outstanding Stock Options
As of March 31, 2021, an aggregate of 8,972,754 options to purchase Common Shares were outstanding and an additional 11,254,895 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the nine months ended March 31, 2021 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2020	7,429,537	$36.18	4.78	$49,574
Granted	3,008,209	45.63
Exercised	(742,636)	32.01
Forfeited or expired	(722,356)	43.88
Outstanding at March 31, 2021	8,972,754	$39.07	4.80	$77,638
Exercisable at March 31, 2021	2,834,679	$32.97	3.00	$41,789

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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Weighted–average fair value of options granted	$8.86	$7.28	$8.41	$6.95
Weighted-average assumptions used:
Expected volatility	26.59%	21.80%	26.20%	21.92%
Risk–free interest rate	0.32%	1.38%	0.21%	1.49%
Expected dividend yield	1.54%	1.55%	1.54%	1.60%
Expected life (in years)	4.14	4.14	4.63	4.13
Forfeiture rate (based on historical rates)	7%	7%	7%	7%
Average exercise share price	$48.74	$44.99	$45.57	$42.57

For the periods in which performance options were granted, as indicated, the weighted-average fair value of performance options and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

Nine Months Ended March 31,
2021
Weighted–average fair value of options granted	$10.18
Derived service period (in years)	1.80
Weighted-average assumptions used:
Expected volatility	28.00%
Risk–free interest rate	0.42%
Expected dividend yield	1.70%
Average exercise share price	$45.81

There were no performance options granted during the three months ended March 31, 2021 or during the three and nine months ended March 31, 2020.
As of March 31, 2021, the total compensation cost related to the unvested stock option awards not yet recognized was $41.6 million, which will be recognized over a weighted-average period of 2.9 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and nine months ended March 31, 2021, cash in the amount of $8.3 million and $23.8 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements (three and nine months ended March 31, 2020—$23.4 million and $34.8 million, respectively).
The tax benefit realized by us during the three and nine months ended March 31, 2021 from the exercise of options eligible for a tax deduction was $0.3 million and $1.4 million, respectively (three and nine months ended March 31, 2020—$0.4 million and $1.3 million, respectively).

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
As of March 31, 2021, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $34.5 million, which is expected to be recognized over a weighted average period of 1.9 years.
LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants are referred to in this Quarterly Report on Form 10-Q based upon the year in which the grants are expected to vest.
LTIP 2020
Grants made in Fiscal 2018 under the LTIP (collectively referred to as LTIP 2020), consisting of PSUs and RSUs, took effect in Fiscal 2018 starting on August 7, 2017. We settled the LTIP 2020 awards by issuing 292,401 Common Shares from treasury stock during the second quarter of Fiscal 2021, with a cost of $11.2 million.
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
Restricted Share Units (RSUs)
During the three and nine months ended March 31, 2021, we granted nil and 484,956 RSUs, respectively, to employees in accordance with employment and other non-LTIP related agreements (three and nine months ended March 31, 2020—15,000 RSUs, respectively). RSUs vest over a specified contract date, typically three years from the respective date of grants. As of March 31, 2021, the total expected compensation cost related to the unvested RSU awards not yet recognized was $12.5 million, which is expected to be recognized over a weighted average period of 2.4 years. We expect to settle RSU awards in stock.
During the three and nine months ended March 31, 2021 and 2020, respectively, we did not issue any Common Shares from treasury stock in connection with the settlement of vested RSUs.
Deferred Share Units (DSUs)
During the three and nine months ended March 31, 2021, we granted 5,015 and 81,585 DSUs, respectively, to certain non-employee directors (three and nine months ended March 31, 2020—4,479 and 78,887 DSUs, respectively). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other

DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
During the three and nine months ended March 31, 2021, we issued 23,640 Common Shares from treasury stock, at a cost of $1.1 million, in connection with the settlement of vested DSUs (three and nine months ended March 31, 2020—nil Common Shares, respectively).
Employee Share Purchase Plan (ESPP)
Our ESPP offers employees a purchase price discount of 15%.
During the three and nine months ended March 31, 2021, 204,812 and 572,219 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and nine months ended March 31, 2020—221,738 and 549,281 Common Shares, respectively).
During the three and nine months ended March 31, 2021, cash in the amount of $8.3 million and $22.0 million, respectively, was received from employees relating to the ESPP (three and nine months ended March 31, 2020 —$6.6 million and $18.3 million, respectively).
NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2021 - June 30, 2021	July 1, 2021 - June 30, 2023	July 1, 2023 - June 30, 2025	July 1, 2025 and beyond
Long-term debt obligations (1)	$4,547,824	$32,040	$300,124	$1,225,472	$2,990,188
Purchase obligations for contracts not accounted for as lease obligations (2)	82,060	20,738	61,322	—	—
	$4,629,884	$52,778	$361,446	$1,225,472	$2,990,188
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
The IRS Settlement resulted in charges of $1.3 million and $300.6 million, respectively, during the three and nine months ended March 31, 2021 to "Provision for (recovery of) income taxes". In connection with the IRS Settlement, during the three months ended March 31, 2021, we made aggregate payments to the IRS of $288.6 million in U.S. federal taxes and interest and $1.4 million of certain associated state tax and interest payments. The remaining payments of certain associated state tax and interest of approximately $10.6 million, which as of March 31, 2021 is recorded within "Income taxes payable" in our Condensed Consolidated Balance Sheets, are expected to occur primarily throughout the remainder of Fiscal 2021. The IRS Settlement also eliminates approximately $90 million in future withholding taxes that we had expected to incur over the next 10 years. Interest at the applicable statutory rates will continue to accrue until the time of payment.
We believe the IRS Settlement to be in the best interest of all stakeholders, as it closes all past, present and future items related to this matter. The IRS Settlement provides finality to this longstanding matter.
For additional information regarding the history of this IRS matter, please see note 14 "Guarantees and Contingencies" in our Annual Report on Form 10-K for Fiscal 2020.
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of March 31, 2021, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 to be limited to penalties, interest and provincial taxes that may be due of approximately $64 million. As of March 31, 2021, we have provisionally paid approximately $28 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within "Long-term income taxes recoverable" on the Condensed Consolidated Balance Sheets as of March 31, 2021.
The notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 would, as drafted, increase our taxable income by approximately $90 million to $100 million for each of those years, as well as impose a 10% penalty on the proposed adjustment to income. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability.

We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 (including any penalties) are without merit. We have filed notices of objection for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. We are currently seeking competent authority consideration under applicable international treaties in respect of these reassessments.
Even if we are unsuccessful in challenging the CRA's reassessments to increase our taxable income for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, we have elective deductions available for those years (including carry-backs from later years) that would offset such increased amounts so that no additional cash tax would be payable, exclusive of any assessed penalties and interest, as described above.
The CRA is also currently auditing Fiscal 2017 on a basis that we strongly disagree with and will vigorously contest. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. In conjunction with the Fiscal 2017 audit, the CRA issued a proposal letter dated April 7, 2021 (Proposal Letter) indicating to us that it proposes to reassess our Fiscal 2017 tax year to reduce the depreciable basis of these assets. The CRA has invited us to make submissions responding to the Proposal Letter, which will be our first opportunity to respond to the CRA’s position. CRA’s position for Fiscal 2017 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. If the CRA determines to issue a notice of reassessment in respect of Fiscal 2017 on the basis of its position set forth in the Proposal Letter and we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and intend to vigorously defend our original filing position.
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments, as well as any proposed reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Condensed Consolidated Financial Statements.
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the “Securities Actions”). On November 21, 2019, the court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. The motion was fully briefed in June 2020 and a hearing on the motion to dismiss the Securities Actions was held on October 15, 2020. Following the hearing, on October 22, 2020, the court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. The lead plaintiff's brief in support of its appeal was filed on March 2, 2021. The defendants' opposition brief was filed on March 31, 2021. The lead plaintiff's reply brief will be due on May 7, 2021.
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
The effective tax rate increased to a provision of 25.8% for the three months ended March 31, 2021, compared to a provision of 25.5% for the three months ended March 31, 2020. Tax expense increased by $22.9 million from $8.9 million during the three months ended March 31, 2020 to $31.8 million during the three months ended March 31, 2021. This was primarily due to (i) an increase of $23.5 million relating to higher net income including the impact of foreign rates, (ii) an increase of $9.1 million related to the one-time benefit from the US CARES Act in Fiscal 2020 that did not recur in Fiscal 2021, and (iii) an increase of $3.4 million related to differences in tax filings being higher than estimates. These were partially offset by (i) a decrease of $8.9 million related to the US Base Erosion Anti-Abuse Tax (US BEAT), (ii) a decrease of $3.2 million for net changes in unrecognized tax benefits, (iii) a decrease of $2.8 million related to permanent differences, and (iv) a decrease of $1.0 million related to tax benefits of internal reorganizations that occurred in Fiscal 2021. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate increased to a provision of 72.5% for the nine months ended March 31, 2021, compared to a provision of 27.5% for the nine months ended March 31, 2020. Tax expense increased by $263.3 million from $78.8 million during the nine months ended March 31, 2020 to $342.1 million during the nine months ended March 31, 2021. This was primarily due to (i) an increase of $300.6 million relating to the IRS Settlement, (ii) an increase of $47.4 million relating to higher net income including the impact of foreign rates, and (iii) an increase of $9.1 million related to the one-time benefit from the US CARES Act in Fiscal 2020 that did not recur in Fiscal 2021. These were partially offset by (i) a decrease of $70.5 million for net changes in unrecognized tax benefits, primarily from the conclusion of relevant tax audits, (ii) a decrease of $12.4 million related to tax benefits of internal reorganizations that occurred in Fiscal 2021, (iii) a decrease of $6.4 million related to US BEAT, and (iv) a decrease of $4.1 million related to accruals for unrepatriated foreign earnings. The remainder of the difference was due to normal course movements and non-material items.
We recognize interest expense and penalties related to income tax matters in income tax expense. For the three and nine months ended March 31, 2021 and 2020, respectively, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Interest expense (recoveries)	$1,315	$2,814	$45,422	$4,048
Penalties expense (recoveries)	506	100	889	175
Total	$1,821	$2,914	$46,311	$4,223

The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of March 31, 2021	As of June 30, 2020
Interest expense accrued *	$4,937	$70,364
Penalties accrued *	$2,592	$2,620
* These balances are primarily included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of March 31, 2021, could decrease tax expense in the next 12 months by $1.7 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2012 for Germany, 2010 for the United States, 2015 for Luxembourg, and 2012 for Canada.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, Germany, India, Austria, Italy, France, and the Philippines. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States and Canada audits are included in note 14 "Guarantees and Contingencies".
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
On December 21, 2020, we entered into a closing agreement with the IRS resolving all of the proposed adjustments to our taxable income for Fiscal 2010 and Fiscal 2012. As a result, we recorded charges of $1.3 million and $300.6 million, respectively, during the three and nine months ended March 31, 2021 to "Provision for (recovery of) income taxes". The IRS Settlement also eliminates approximately $90 million in future withholding taxes that we had expected to incur over the next 10 years. We believe the IRS Settlement to be in the best interest of all stakeholders, as it closes all past, present and future items related to this matter. The IRS Settlement provides finality to this longstanding matter. During the three months ended March 31, 2021, we made payments of $290.0 million associated with the IRS Settlement. As of March 31, 2021, the outstanding settlement amount of approximately $10.6 million is recorded within "Income taxes payable" in our Condensed Consolidated Balance Sheets. Please refer to note 14 "Guarantees and Contingencies" for additional details.
As of March 31, 2021, we have recognized a provision of $25.1 million (June 30, 2020—$24.8 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2021 and June 30, 2020:

	March 31, 2021				June 30, 2020
		Fair Market Measurements using:				Fair Market Measurements using:
	March 31, 2021	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2020	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward contracts designated as cash flow hedges (note 17)	$2,151	$—	$2,151	$—	$—	$—	$—	$—
Total	$2,151	$—	$2,151	$—	$—	$—	$—	$—

Financial Liabilities:
Foreign currency forward contracts designated as cash flow hedges (note 17)	$—	$—	$—	$—	$(185)	$—	$(185)	$—
Total	$—	$—	$—	$—	$(185)	$—	$(185)	$—

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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended March 31, 2021 and 2020, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended March 31, 2021 and 2020, no indications of impairments were identified and therefore no fair value measurements were required.

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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of March 31, 2021, is recorded within "Prepaid expenses and other current assets" and represents the net gain before tax effect that is expected to be reclassified from accumulated other comprehensive income into earnings with the next twelve months.
As of March 31, 2021, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $65.0 million (June 30, 2020—$62.3 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 16 "Fair Value Measurement")

		As of March 31, 2021	As of June 30, 2020
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$2,151	$(185)
Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three and Nine Months Ended March 31, 2021
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021		Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Foreign currency forward contracts	$927	$4,910	Operating expenses	$1,507	$2,574

Three and Nine Months Ended March 31, 2020
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020		Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Foreign currency forward contracts	$(4,815)	$(4,459)	Operating expenses	$(458)	$(371)

NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
COVID-19 Restructuring Plan	$153	$—	$(7,581)	$—
Fiscal 2020 Restructuring Plan	(727)	5,899	475	5,899
Restructuring Plans prior to Fiscal 2020 Restructuring Plan	10	21	11	1,504
Acquisition-related costs	3,145	2,453	4,593	12,898
Other charges (recoveries)	265	1,033	1,098	4,278
Total	$2,846	$9,406	$(1,404)	$24,579

During Fiscal 2020, we entered into the COVID-19 and Fiscal 2020 Restructuring Plans (as defined below), which included the abandonment of certain leased facilities. As a result of the COVID-19 pandemic, at the time of the initial abandonment of leased facilities during the fourth quarter of Fiscal 2020, we anticipated that we would not be able to early terminate any of our lease obligations. During the three and nine months ended March 31, 2021, we recorded net recoveries of $2.1 million and $29.0 million, respectively, within "Special charges (recoveries)" relating to early lease terminations and assignments of previously abandoned office space. These recoveries were recorded under the COVID-19 and Fiscal 2020 Restructuring Plans, consistent with the initial abandonment.
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
During the three and nine months ended March 31, 2021, we recognized net recoveries of $1.5 million and $15.4 million, respectively, relating to previously abandoned office space that has since been early terminated or assigned to a third party, as discussed above. Included in these recoveries are $2.2 million and $12.3 million, respectively, relating to the reversal of lease liabilities (see note 6 "Leases"), with the remainder relating to other facility charges and recoveries. Additionally, during the three and nine months ended March 31, 2021, we incurred $1.6 million and $7.8 million, respectively, of charges related to abandoned facilities, workforce reductions and the write-off of fixed assets.
As of March 31, 2021, we expect total costs to be incurred in connection with the COVID-19 Restructuring Plan to be approximately $47 million, of which $46.0 million has been recorded within "Special charges (recoveries)" to date.
A reconciliation of the beginning and ending restructuring liability, which is included within "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets, for the nine months ended March 31, 2021 is shown below.

COVID-19 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2020	$5,172	$12,276	$17,448
Accruals and adjustments	2,060	(1,756)	304
Cash payments	(6,867)	(5,345)	(12,212)
Foreign exchange and other non-cash adjustments	264	462	726
Balance payable as of March 31, 2021	$629	$5,637	$6,266

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
During the three and nine months ended March 31, 2021, we recognized net recoveries of $0.6 million and $13.6 million, respectively, relating to previously abandoned office space that has since been early terminated or assigned to a third party, as discussed above. Included in these recoveries are $1.0 million and $10.0 million, respectively, relating to the reversal of lease liabilities (see note 6 "Leases"), with the remainder relating to other facility charges and recoveries. Additionally, during the three and nine months ended March 31, 2021, we recognized a net recovery of $0.1 million and charges of $14.1 million, respectively, related to abandoned facilities, workforce reductions and the write-off of fixed assets.
As of March 31, 2021, we expect total costs to be incurred in connection with the Fiscal 2020 Restructuring Plan to be approximately $30 million, of which $27.2 million has been recorded within "Special charges (recoveries)" to date.
A reconciliation of the beginning and ending restructuring liability, which is included within "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets, for the nine months ended March 31, 2021 is shown below.

Fiscal 2020 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2020	$1,576	$6,442	$8,018
Accruals and adjustments	9,104	(884)	8,220
Cash payments	(9,940)	(3,281)	(13,221)
Foreign exchange and other non-cash adjustments	4	(319)	(315)
Balance payable as of March 31, 2021	$744	$1,958	$2,702
Acquisition-related costs
Included within "Special charges (recoveries)" for the three and nine months ended March 31, 2021 are costs incurred directly in relation to acquisitions in the amount of $3.1 million and $4.6 million, respectively (three and nine months ended March 31, 2020—$2.5 million and $12.9 million, respectively).
Other charges (recoveries)
For the three and nine months ended March 31, 2021, "Other charges" includes $0.3 million and $1.1 million, respectively, relating to other miscellaneous charges.
For the three months ended March 31, 2020, "Other charges" includes $1.0 million relating to other miscellaneous charges.
For the nine months ended March 31, 2020, "Other charges" includes $0.7 million relating to accelerated amortization associated with the abandonment of ROU assets and $3.6 million relating to other miscellaneous charges.
NOTE 19—ACQUISITIONS
Fiscal 2020 Acquisitions
Acquisition of XMedius
On March 9, 2020, we acquired all of the equity interest in XMedius, a provider of secure information exchange and unified communication solutions, for $73.5 million, of which $0.7 million is currently unpaid in accordance with the terms of the purchase agreement. In accordance with ASC Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination. We believe the acquisition complements our Customer Experience Management (CEM) and Business Network (BN) platforms.

The results of operations of this acquisition have been consolidated with those of OpenText beginning March 9, 2020.
Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of March 9, 2020, are set forth below:

Current assets	$8,479
Non-current tangible assets	3,792
Intangible customer assets	35,910
Intangible technology assets	11,143
Liabilities assumed	(34,602)
Total identifiable net assets	24,722
Goodwill	48,823
Net assets acquired	$73,545
The goodwill of $48.8 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, $0.1 million is expected to be deductible for tax purposes.
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
The finalization of the above purchase price allocation during the three months ended March 31, 2021 did not result in any significant changes to the preliminary amounts previously disclosed.
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
The finalization of the purchase price allocation completed during the second quarter of Fiscal 2021 did not result in any significant changes to the preliminary amounts previously disclosed.
Acquisition of Dynamic Solutions Group Inc. (The Fax Guys)
On December 2, 2019, we acquired certain assets and assumed certain liabilities of The Fax Guys, for $5.1 million, of which $0.6 million is currently unpaid in accordance with the terms of the purchase agreement. During the second quarter of Fiscal 2021, we paid consideration of $0.4 million which was previously accrued. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements our Information Management portfolio.
The results of operations of The Fax Guys have been consolidated with those of OpenText beginning December 2, 2019.
NOTE 20—ACCUMULATED OTHER COMPREHENSIVE INCOME

	Three Months Ended March 31, 2021
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2020	$81,678	$2,007	$(17,209)	$66,476
Other comprehensive income (loss) before reclassifications, net of tax	(12,568)	681	344	(11,543)
Amounts reclassified into net income, net of tax	—	(1,108)	249	(859)
Total other comprehensive income (loss) net, for the period	(12,568)	(427)	593	(12,402)
Balance as of March 31, 2021	$69,110	$1,580	$(16,616)	$54,074

	Nine Months Ended March 31, 2021
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of June 30, 2020	$32,968	$(136)	$(15,007)	$17,825
Other comprehensive income (loss) before reclassifications, net of tax	36,142	3,608	(2,342)	37,408
Amounts reclassified into net income, net of tax	—	(1,892)	733	(1,159)
Total other comprehensive income (loss) net, for the period	36,142	1,716	(1,609)	36,249
Balance as of March 31, 2021	$69,110	$1,580	$(16,616)	$54,074

	Three Months Ended March 31, 2020
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2019	$40,016	$738	$(16,064)	$24,690
Other comprehensive income (loss) before reclassifications, net of tax	(15,484)	(3,539)	3,309	(15,714)
Amounts reclassified into net income, net of tax	—	337	153	490
Total other comprehensive income (loss) net, for the period	(15,484)	(3,202)	3,462	(15,224)
Balance as of March 31, 2020	$24,532	$(2,464)	$(12,602)	$9,466

	Nine Months Ended March 31, 2020
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of June 30, 2019	$40,752	$541	$(17,169)	$24,124
Other comprehensive income (loss) before reclassifications, net of tax	(16,220)	(3,278)	3,923	(15,575)
Amounts reclassified into net income, net of tax	—	273	644	917
Total other comprehensive income (loss) net, for the period	(16,220)	(3,005)	4,567	(14,658)
Balance as of March 31, 2020	$24,532	$(2,464)	$(12,602)	$9,466

NOTE 21—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
	2021	2020
Cash paid during the period for interest	$117,359	$111,786
Cash received during the period for interest	$3,116	$10,166
Cash paid during the period for income taxes (1)	$369,246	$75,881
(1) Included for the nine months ended March 31, 2021 is cash paid of $290.0 million relating to the IRS Settlement. Please see note 15 "Income Taxes" for additional details.
NOTE 22—OTHER INCOME (EXPENSE), NET

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Foreign exchange gains (losses)	$(3,248)	$(5,766)	$(3,258)	$(9,073)
OpenText share in net income of equity investees (note 9)	11,765	4,527	20,020	6,475
Loss on debt extinguishment (1)	—	(17,854)	—	(17,854)
Other miscellaneous income (expense)	(234)	170	(345)	716
Total other income (expense), net	$8,283	$(18,923)	$16,417	$(19,736)
(1) On March 5, 2020, we redeemed in full $800 million aggregate principal amount of our 5.625% Senior Notes due 2023 (Senior Notes 2023), which resulted in a loss on debt extinguishment of $17.9 million. Of this, $6.7 million related to unamortized debt issuance costs and the remaining $11.2 million related to the early termination call premium.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Basic earnings per share
Net income attributable to OpenText	$91,490	$25,965	$129,389	$207,833
Basic earnings per share attributable to OpenText	$0.34	$0.10	$0.47	$0.77
Diluted earnings per share
Net income attributable to OpenText	$91,490	$25,965	$129,389	$207,833
Diluted earnings per share attributable to OpenText	$0.33	$0.10	$0.47	$0.77
Weighted-average number of shares outstanding (in '000's)
Basic	272,832	271,221	272,414	270,559
Effect of dilutive securities	1,092	981	898	1,084
Diluted	273,924	272,202	273,312	271,643
Excluded as anti-dilutive(1)	3,691	3,361	4,222	2,681
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
During the nine months ended March 31, 2021, Mr. Stephen Sadler, a member of the Board of Directors, earned $32 thousand (nine months ended March 31, 2020—$0.7 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 25—SUBSEQUENT EVENT
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on May 5, 2021, a dividend of $0.2008 per Common Share. The record date for this dividend is June 4, 2021 and the payment date is June 25, 2021. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, "might", "will" and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal year beginning July 1, 2020 and ending June 30, 2021 (Fiscal 2021) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and business planning process; (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases and the timing thereof; (viii) the Company’s financial conditions, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) acquisitions and their expected impact; (xxiii) tax audits, including expected payments in connection with the IRS Settlement (as defined below); and (xxiv) other matters.
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
All dollar and percentage comparisons made herein refer to the three and nine months ended March 31, 2021 compared with the three and nine months ended March 31, 2020, unless otherwise noted.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. We are a multinational company and as of March 31, 2021, employed approximately 14,300 people worldwide.
Our ticker symbol on both the NASDAQ and the TSX is "OTEX".
Quarterly Summary:
During the third quarter of Fiscal 2021 we saw the following activity:
•Total revenue was $832.9 million, up 2.2% compared to the same period in the prior fiscal year; down 0.8% after factoring in the impact of $25.0 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $691.8 million, up 4.4% compared to the same period in the prior fiscal year; up 1.7% after factoring in the impact of $17.9 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $355.8 million, up 4.8% compared to the same period in the prior fiscal year; up 3.1% after factoring in the impact of $5.8 million of foreign exchange rate changes.
•GAAP-based gross margin was 68.6% compared to 65.4% in the same period in the prior fiscal year.
•Non-GAAP-based gross margin was 75.2% compared to 73.3% in the same period in the prior fiscal year.
•GAAP-based net income attributable to OpenText was $91.5 million compared to $26.0 million in the same period in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $204.5 million compared to $166.3 million in the same period in the prior fiscal year.
•GAAP-based earnings per share (EPS), diluted, was $0.33 compared to $0.10 in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $0.75 compared to $0.61 in the same period in the prior fiscal year.
•Adjusted EBITDA was $297.1 million compared to $259.5 million in the same period in the prior fiscal year.
•Operating cash flow was $579.9 million for the nine months ended March 31, 2021, compared to $674.3 million in the same period in the prior fiscal year. During the three months ended March 31, 2021, we made payments of $290.0 million relating to the IRS Settlement (as defined herein).
•Cash and cash equivalents were $1,475.6 million as of March 31, 2021, compared to $1,692.9 million as of June 30, 2020. During the nine months ended March 31, 2021, we made payments of $290.0 million relating to the IRS Settlement (as defined herein) and repaid the $600 million previously drawn under the Revolver (as defined herein) using cash on hand.
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
Outlook for Remainder of Fiscal 2021
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
We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our installed customer base, which includes Global 10,000 companies (G10K), small and medium-sized businesses (SMB) and consumers. The G10K are the world's largest companies, typically those with greater than two billion in revenues, as well as the world's largest governments and organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. On a fiscal year to date basis, we have invested $304.2 million or 12.2% of revenue in R&D, in line with our target to spend approximately 12% to 14% of revenues for R&D this fiscal year.
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
After careful consideration and review, the Compensation Committee and Board approved the restoration of all previously announced compensation adjustments for all employees and directors, including the CEO, which became effective during the second quarter of Fiscal 2021. While we continue to closely monitor discretionary spending, we have also restored appropriate hiring across our organization.
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
We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to items such as special charges, restructurings, asset impairments and other non-recurring costs. As of March 31, 2021, we have recorded certain estimates in our Condensed Consolidated Financial Statements resulting from the pandemic, particularly with respect to the COVID-19 Restructuring Plan and allowance for credit losses, based on management's estimates and assumptions utilizing the most currently available information. Such estimates may be subject to change particularly given the unprecedented nature of the COVID-19 pandemic. Please also see Part II, Item 1A, "Risk Factors" included in this Quarterly Report on Form 10-Q and Part I, Item 1A "Risk Factors" within our Annual Report on Form 10-K for Fiscal 2020.
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

Summary of Results of Operations

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Total Revenues by Product Type:
Cloud services and subscriptions	$355,845	$16,382	$339,463	$1,047,285	$222,217	$825,068
Customer support	335,915	13,050	322,865	999,806	49,135	950,671
License	76,299	(4,756)	81,055	252,170	(44,878)	297,048
Professional service and other	64,872	(6,424)	71,296	193,327	(17,010)	210,337
Total revenues	832,931	18,252	814,679	2,492,588	209,464	2,283,124
Total Cost of Revenues	261,266	(20,921)	282,187	762,753	19,673	743,080
Total GAAP-based Gross Profit	571,665	39,173	532,492	1,729,835	189,791	1,540,044
Total GAAP-based Gross Margin %	68.6%		65.4%	69.4%		67.5%
Total GAAP-based Operating Expenses	419,269	(18,146)	437,415	1,160,613	32,899	1,127,714
Total GAAP-based Income from Operations	$152,396	$57,319	$95,077	$569,222	$156,892	$412,330

% Revenues by Product Type:
Cloud services and subscriptions	42.7%		41.7%	42.0%		36.1%
Customer support	40.3%		39.6%	40.1%		41.7%
License	9.2%		9.9%	10.1%		13.0%
Professional service and other	7.8%		8.8%	7.8%		9.2%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$123,729	$(3,836)	$127,565	$354,235	$20,864	$333,371
Customer support	30,953	(1,198)	32,151	89,815	(1,511)	91,326
License	2,810	266	2,544	9,601	1,684	7,917
Professional service and other	50,321	(6,205)	56,526	143,521	(20,947)	164,468
Amortization of acquired technology-based intangible assets	53,453	(9,948)	63,401	165,581	19,583	145,998
Total cost of revenues	$261,266	$(20,921)	$282,187	$762,753	$19,673	$743,080

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	65.2%		62.4%	66.2%		59.6%
Customer support	90.8%		90.0%	91.0%		90.4%
License	96.3%		96.9%	96.2%		97.3%
Professional service and other	22.4%		20.7%	25.8%		21.8%

Total Revenues by Geography:(1)
Americas (2)	$507,892	$(1,886)	$509,778	$1,533,400	$153,221	$1,380,179
EMEA (3)	258,010	17,481	240,529	754,966	52,002	702,964
Asia Pacific (4)	67,029	2,657	64,372	204,222	4,241	199,981
Total revenues	$832,931	$18,252	$814,679	$2,492,588	$209,464	$2,283,124
% Revenues by Geography:
Americas (2)	61.0%		62.6%	61.5%		60.5%
EMEA (3)	31.0%		29.5%	30.3%		30.8%
Asia Pacific (4)	8.0%		7.9%	8.2%		8.7%

Other Metrics:
GAAP-based gross margin	68.6%		65.4%	69.4%		67.5%
GAAP-based EPS, diluted	$0.33		$0.10	$0.47		$0.77
Net income, attributable to OpenText	$91,490		$25,965	$129,389		$207,833
Non-GAAP-based gross margin (5)	75.2%		73.3%	76.3%		74.0%
Non-GAAP-based EPS, diluted (5)	$0.75		$0.61	$2.59		$2.09
Adjusted EBITDA (5)	$297,131		$259,468	$1,000,225		$830,695

(1)	Total revenues by geography are determined based on the location of our end customer.
(2)	Americas consists of countries in North, Central and South America.
(3)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(4)	Asia Pacific primarily consists of Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(5)	See "Use of Non-GAAP Financial Measures" (discussed later in this MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
Revenues, Cost of Revenues and Gross Margin by Product Type
1)    Cloud Services and Subscriptions:
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced B2B integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as PaaS, SaaS, cloud subscriptions and managed services. For the quarter ended March 31, 2021 our cloud renewal rate, excluding the impact of Carbonite, was approximately 93%, compared to approximately 96% for the quarter ended March 31, 2020.
Cost of Cloud services and subscriptions revenues is comprised primarily of third party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs, and some third party royalty costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Cloud Services and Subscriptions:
Americas	$264,277	$10,962	$253,315	$779,979	$189,589	$590,390
EMEA	65,403	273	65,130	190,981	21,354	169,627
Asia Pacific	26,165	5,147	21,018	76,325	11,274	65,051
Total Cloud Services and Subscriptions Revenues	355,845	16,382	339,463	1,047,285	222,217	825,068
Cost of Cloud Services and Subscriptions Revenues	123,729	(3,836)	127,565	354,235	20,864	333,371
GAAP-based Cloud Services and Subscriptions Gross Profit	$232,116	$20,218	$211,898	$693,050	$201,353	$491,697
GAAP-based Cloud Services and Subscriptions Gross Margin %	65.2%		62.4%	66.2%		59.6%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	74.3%		74.6%	74.5%		71.6%
EMEA	18.4%		19.2%	18.2%		20.6%
Asia Pacific	7.3%		6.2%	7.3%		7.8%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Cloud services and subscriptions revenues increased by $16.4 million or 4.8% during the three months ended March 31, 2021 as compared to the same period in the prior fiscal year; up 3.1% after factoring in the impact of $5.8 million of foreign exchange rates. Geographically, the overall change was attributable to an increase in Americas of $11.0 million, an increase in Asia Pacific of $5.1 million and an increase in EMEA of $0.3 million.
There were 16 cloud services deals greater than $1.0 million that closed during the third quarter of Fiscal 2021, compared to 5 deals during the third quarter of Fiscal 2020.
Cost of Cloud services and subscriptions revenues decreased by $3.8 million during the three months ended March 31, 2021 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $6.3 million, partially offset by an increase of $1.5 million in third party network fees and an increase in other miscellaneous costs of $1.0 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 65% from 62%.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020
Cloud services and subscriptions revenues increased by $222.2 million or 26.9% during the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year; up 25.7% after factoring in the impact of $10.3 million of foreign exchange rates. The increase was primarily driven by incremental Cloud services and subscriptions revenues from acquisitions over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $189.6 million, an increase in EMEA of $21.4 million and an increase in Asia Pacific of $11.3 million.
There were 37 cloud services deals greater than $1.0 million that closed during the first nine months of Fiscal 2021, compared to 28 deals during the first nine months of Fiscal 2020.
Cost of Cloud services and subscriptions revenues increased by $20.9 million during the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $14.9 million resulting from increased headcount from recent acquisitions, an increase of $4.5 million in third party network fees and an increase in other miscellaneous costs of $1.5 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 66% from 60%.
2)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the quarter ended March 31, 2021, our Customer support renewal rate was approximately 94%, compared with the Customer support renewal rate of approximately 94% for the quarter ended March 31, 2020.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Customer Support Revenues:
Americas	$185,985	$1,364	$184,621	$560,010	$14,383	$545,627
EMEA	122,464	10,008	112,456	358,479	30,948	327,531
Asia Pacific	27,466	1,678	25,788	81,317	3,804	77,513
Total Customer Support Revenues	335,915	13,050	322,865	999,806	49,135	950,671
Cost of Customer Support Revenues	30,953	(1,198)	32,151	89,815	(1,511)	91,326
GAAP-based Customer Support Gross Profit	$304,962	$14,248	$290,714	$909,991	$50,646	$859,345
GAAP-based Customer Support Gross Margin %	90.8%		90.0%	91.0%		90.4%

% Customer Support Revenues by Geography:
Americas	55.4%		57.2%	56.0%		57.4%
EMEA	36.5%		34.8%	35.9%		34.5%
Asia Pacific	8.1%		8.0%	8.1%		8.1%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Customer support revenues increased by $13.1 million or 4.0% during the three months ended March 31, 2021 as compared to the same period in the prior fiscal year; up 0.3% after factoring in the impact of $12.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $10.0 million, an increase in Asia Pacific of $1.7 million and an increase in Americas of $1.4 million.
Cost of Customer support revenues decreased by $1.2 million during the three months ended March 31, 2021 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $1.4 million, partially offset by an increase in other miscellaneous expense of $0.2 million. Overall, the gross margin percentage on Customer support revenues increased to 91% from 90%.
Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020
Customer support revenues increased by $49.1 million or 5.2% during the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year; up 2.9% after factoring in the impact of $21.9 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $30.9 million, an increase in Americas of $14.4 million and an increase in Asia Pacific of $3.8 million.
Cost of Customer support revenues decreased by $1.5 million during the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $1.7 million and a decrease in third party costs of $0.3 million, partially offset by an increase in other miscellaneous costs of $0.5 million. Overall, the gross margin percentage on Customer support revenues increased to 91% from 90%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
License Revenues:
Americas	$29,422	$(8,938)	$38,360	$105,488	$(38,369)	$143,857
EMEA	39,820	7,604	32,216	119,963	2,954	117,009
Asia Pacific	7,057	(3,422)	10,479	26,719	(9,463)	36,182
Total License Revenues	76,299	(4,756)	81,055	252,170	(44,878)	297,048
Cost of License Revenues	2,810	266	2,544	9,601	1,684	7,917
GAAP-based License Gross Profit	$73,489	$(5,022)	$78,511	$242,569	$(46,562)	$289,131
GAAP-based License Gross Margin %	96.3%		96.9%	96.2%		97.3%

% License Revenues by Geography:
Americas	38.6%		47.3%	41.8%		48.4%
EMEA	52.2%		39.8%	47.6%		39.4%
Asia Pacific	9.2%		12.9%	10.6%		12.2%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
License revenues decreased by $4.8 million or 5.9% during the three months ended March 31, 2021 as compared to the same period in the prior fiscal year; down 10.9% after factoring in the impact of $4.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $8.9 million and a decrease in Asia Pacific of $3.4 million, partially offset by an increase in EMEA of $7.6 million.
During the third quarter of Fiscal 2021, we closed 21 license deals greater than $0.5 million, of which 8 deals were greater than $1.0 million, contributing $19.4 million of License revenues. This was compared to 23 license deals greater than $0.5 million closed during the third quarter of Fiscal 2020, of which 8 deals were greater than $1.0 million, contributing $25.0 million of License revenues.
Cost of License revenues increased by $0.3 million during the three months ended March 31, 2021 as compared to the same period in the prior fiscal year as a result of higher third party technology costs. Overall, the gross margin percentage on License revenues decreased to 96% from 97%.
Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020
License revenues decreased by $44.9 million or 15.1% during the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year; down 18.0% after factoring in the impact of $8.7 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $38.4 million and a decrease in Asia Pacific of $9.5 million, partially offset by an increase in EMEA of $3.0 million.

During the first nine months of Fiscal 2021, we closed 72 license deals greater than $0.5 million, of which 23 deals were greater than $1.0 million, contributing $66.9 million of License revenues. This was compared to 85 license deals greater than $0.5 million closed during the first nine months of Fiscal 2020, of which 32 deals were greater than $1.0 million, contributing $98.6 million of License revenues.
Cost of License revenues increased by $1.7 million during the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year as a result of higher third party technology costs. Overall, the gross margin percentage on License revenues decreased to 96% from 97%.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Professional Service and Other Revenues:
Americas	$28,208	$(5,274)	$33,482	$87,923	$(12,382)	$100,305
EMEA	30,323	(404)	30,727	85,543	(3,254)	88,797
Asia Pacific	6,341	(746)	7,087	19,861	(1,374)	21,235
Total Professional Service and Other Revenues	64,872	(6,424)	71,296	193,327	(17,010)	210,337
Cost of Professional Service and Other Revenues	50,321	(6,205)	56,526	143,521	(20,947)	164,468
GAAP-based Professional Service and Other Gross Profit	$14,551	$(219)	$14,770	$49,806	$3,937	$45,869
GAAP-based Professional Service and Other Gross Margin %	22.4%		20.7%	25.8%		21.8%

% Professional Service and Other Revenues by Geography:
Americas	43.5%		47.0%	45.5%		47.7%
EMEA	46.7%		43.1%	44.2%		42.2%
Asia Pacific	9.8%		9.9%	10.3%		10.1%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Professional service and other revenues decreased by $6.4 million or 9.0% during the three months ended March 31, 2021 as compared to the same period in the prior fiscal year; down 13.3% after factoring in the impact of $3.0 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in the Americas of $5.3 million, a decrease in Asia Pacific of $0.7 million and a decrease in EMEA of $0.4 million.
Cost of Professional service and other revenues decreased by $6.2 million during the three months ended March 31, 2021 as compared to the same period in the prior fiscal year. This was due to a decrease in labour and travel-related expenses of $5.9 million resulting from the travel limitations triggered by the COVID-19 pandemic and a decrease of $0.3 million in other miscellaneous costs.
Overall, the gross margin percentage on Professional service and other revenues increased to 22% from 21%.
Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020
Professional service and other revenues decreased by $17.0 million or 8.1% during the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year; down 11.1% after factoring in the impact of $6.3 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in the Americas of $12.4 million, a decrease in EMEA of $3.3 million and a decrease in Asia Pacific of $1.4 million.

Cost of Professional service and other revenues decreased by $20.9 million during the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year. This was due to a decrease in labour and travel-related expenses of $21.5 million resulting from the travel limitations triggered by the COVID-19 pandemic, partially offset by an increase of $0.6 million in other miscellaneous costs.
Overall, the gross margin percentage on Professional service and other revenues increased to 26% from 22%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Amortization of acquired technology-based intangible assets	$53,453	$(9,948)	$63,401	$165,581	$19,583	$145,998
Amortization of acquired technology-based intangible assets decreased by $9.9 million during the three months ended March 31, 2021 as compared to the same period in the prior fiscal year. This was primarily due to a reduction of $9.9 million relating to intangible assets from certain previous acquisitions becoming fully amortized.
Amortization of acquired technology-based intangible assets increased by $19.6 million during the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year. This was primarily due to an increase of $44.1 million relating to amortization of newly acquired technology-based intangible assets from recent acquisitions, partially offset by a reduction of $24.5 million relating to intangible assets from certain previous acquisitions becoming fully amortized.
Operating Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Research and development	$110,071	$1,887	$108,184	$304,212	$34,567	$269,645
Sales and marketing	158,687	(7,547)	166,234	438,984	6,822	432,162
General and administrative	71,548	2,720	68,828	190,502	15,544	174,958
Depreciation	21,961	(2,859)	24,820	64,244	(1,565)	65,809
Amortization of acquired customer-based intangible assets	54,156	(5,787)	59,943	164,075	3,514	160,561
Special charges (recoveries)	2,846	(6,560)	9,406	(1,404)	(25,983)	24,579
Total operating expenses	$419,269	$(18,146)	$437,415	$1,160,613	$32,899	$1,127,714

% of Total Revenues:
Research and development	13.2%		13.3%	12.2%		11.8%
Sales and marketing	19.1%		20.4%	17.6%		18.9%
General and administrative	8.6%		8.4%	7.6%		7.7%
Depreciation	2.6%		3.0%	2.6%		2.9%
Amortization of acquired customer-based intangible assets	6.5%		7.4%	6.6%		7.0%
Special charges (recoveries)	0.3%		1.2%	(0.1)%		1.1%

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

	Change between Three Months Ended March 31, 2021 and 2020	Change between Nine Months Ended March 31, 2021 and 2020
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$5,457	$27,837
Contract labour and consulting	(2,134)	(2,018)
Share-based compensation	903	3,476
Travel and communication	(724)	(1,339)
Facilities	(2,627)	4,623
Other miscellaneous	1,012	1,988
Total change in research and development expenses	$1,887	$34,567
Research and development expenses increased by $1.9 million during the three months ended March 31, 2021 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits increased by $5.5 million and other miscellaneous costs increased by $1.0 million. These increases were partially offset by reductions in facility related expenses of $2.6 million due to the COVID-19 spending reduction discussed under "Outlook for Fiscal 2021" above and contract labour and consulting expenses of $2.1 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable compared to the same period in the prior fiscal year at 13%.
Research and development expenses increased by $34.6 million during the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year as a result of recent acquisitions, partially offset by the impact of the COVID-19 spending reduction discussed under "Outlook for Fiscal 2021" above. Payroll and payroll-related benefits increased by $27.8 million and facility related expenses increased by $4.6 million. Additionally, share-based compensation expense increased by $3.5 million and other miscellaneous costs increased by $2.0 million. These increases were partially offset by reductions in contract labour and consulting expenses of $2.0 million and travel and communication expenses of $1.3 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable compared to the same period in the prior fiscal year at 12%.
Our research and development labour resources decreased by 18 employees, from 4,196 employees at March 31, 2020 to 4,178 employees at March 31, 2021.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Three Months Ended March 31, 2021 and 2020	Change between Nine Months Ended March 31, 2021 and 2020
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$3,646	$15,476
Commissions	1,593	(541)
Contract labour and consulting	(492)	(315)
Share-based compensation	2,319	6,834
Travel and communication	(5,442)	(14,402)
Marketing expenses	(2,609)	3,030
Facilities	(4,813)	(2,548)
Credit loss expense	(666)	(1,188)
Other miscellaneous	(1,083)	476
Total change in sales and marketing expenses	$(7,547)	$6,822
Sales and marketing expenses decreased by $7.5 million during the three months ended March 31, 2021 as compared to the same period in the prior fiscal year. Travel and communication expenses decreased by $5.4 million, resulting from travel limitations triggered by the COVID-19 pandemic, facility related expenses decreased by $4.8 million and marketing expenses decreased by $2.6 million, resulting from the impact of the COVID-19 spending reduction discussed under "Outlook for Fiscal 2021" above. These reductions were partially offset by increases in payroll and payroll-related benefits of $3.6 million, share-based compensation expense of $2.3 million and commissions of $1.6 million. The remainder of the difference was due to non-material items. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to 19% from 20% in the same period in the prior fiscal year.

Sales and marketing expenses increased by $6.8 million during the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year as a result of recent acquisitions, partially offset by the impact of the COVID-19 spending reduction discussed under "Outlook for Fiscal 2021" above. Payroll and payroll-related benefits increased by $15.5 million, share-based compensation expense increased by $6.8 million and marketing expenses increased by $3.0 million. These increases were partially offset by reductions in travel and communications of $14.4 million resulting from travel limitations triggered by the COVID-19 pandemic and reductions in facility related expenses of $2.5 million. The remainder of the difference was due to non-material items. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to 18% from 19% in the same period in the prior fiscal year.
Our sales and marketing labour resources decreased by 117 employees, from 2,565 employees at March 31, 2020 to 2,448 employees at March 31, 2021.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Three Months Ended March 31, 2021 and 2020	Change between Nine Months Ended March 31, 2021 and 2020
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$2,385	$8,567
Contract labour and consulting	(1,247)	(1,228)
Share-based compensation	1,636	3,989
Travel and communication	(1,276)	(3,722)
Facilities	(678)	(2,315)
Other miscellaneous	1,900	10,253
Total change in general and administrative expenses	$2,720	$15,544
General and administrative expenses increased by $2.7 million during the three months ended March 31, 2021 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits increased by $2.4 million and share-based compensation expense increased by $1.6 million. These increases were partially offset by reductions in travel and communication of $1.3 million and facility related expenses of $0.7 million, due to the impact of the COVID-19 spending reduction discussed under "Outlook for Fiscal 2021" above. Additionally, other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses increased by $1.9 million. The remainder of the difference was due to non-material items. Overall, general and administrative expenses, as a percentage of total revenues, increased to 9% from 8% in the same period in the prior fiscal year.
General and administrative expenses increased by $15.5 million during the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year as a result of recent acquisitions. Payroll and payroll-related benefits increased by $8.6 million, other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, increased by $10.3 million and share-based compensation expense increased by $4.0 million. These increases were partially offset by reductions in travel and communication of $3.7 million and facility related expenses of $2.3 million, due to the impact of the COVID-19 spending reduction discussed under "Outlook for Fiscal 2021" above. The remainder of the difference was due to non-material items. Overall, general and administrative expenses, as a percentage of total revenues, remained stable compared to the same period in the prior fiscal year at 8%.
Our general and administrative labour resources decreased by 146 employees, from 1,997 employees at March 31, 2020 to 1,851 employees at March 31, 2021.
Depreciation expenses:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Depreciation	$21,961	$(2,859)	$24,820	$64,244	$(1,565)	$65,809
Depreciation expenses decreased during the three and nine months ended March 31, 2021 by $2.9 million and $1.6 million, respectively, as compared to the same periods in the prior fiscal year. Depreciation expenses, as a percentage of total revenue, remained stable at 3% for the three and nine months ended March 31, 2021, respectively, compared to the same periods in the prior fiscal year.

Amortization of acquired customer-based intangible assets:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Amortization of acquired customer-based intangible assets	$54,156	$(5,787)	$59,943	$164,075	$3,514	$160,561
Amortization of acquired customer-based intangible assets decreased by $5.8 million during the three months ended March 31, 2021 as compared to the same period in the prior fiscal year. This was due to a reduction of $8.0 million relating to intangible assets from certain previous acquisitions becoming fully amortized, partially offset by an increase of $2.2 million relating to amortization of newly acquired customer-based intangible assets from recent acquisitions.
Amortization of acquired customer-based intangible assets increased by $3.5 million during the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year. This was due to an increase of $56.0 million relating to amortization of newly acquired customer-based intangible assets from recent acquisitions, partially offset by a reduction of $52.5 million relating to intangible assets from certain previous acquisitions becoming fully amortized.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Special charges (recoveries)	$2,846	$(6,560)	$9,406	$(1,404)	$(25,983)	$24,579
Special charges (recoveries) decreased by $6.6 million during the three months ended March 31, 2021 as compared to the same period in the prior fiscal year. This was due to a decrease of $6.5 million primarily related to the COVID-19 and Fiscal 2020 restructuring plans which were initiated during the second half of Fiscal 2020. The recoveries were largely associated with the reversal of lease liabilities from previously abandoned facilities which have since been assigned or early terminated as well as the release of other facility charges accrued for under the plans. Additionally, other miscellaneous charges decreased by $0.8 million and acquisition related costs increased by $0.7 million.
Special charges (recoveries) decreased by $26.0 million during the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year. This was due to a decrease of $14.5 million primarily related to the COVID-19 and Fiscal 2020 restructuring plans which were initiated during the second half of Fiscal 2020. The recoveries were largely associated with the reversal of lease liabilities from previously abandoned facilities which have since been assigned or early terminated as well as the release of other facility charges accrued for under the plans. Additionally, acquisition related costs decreased by $8.3 million and other miscellaneous charges decreased by $3.2 million.
For more details on Special charges (recoveries), see note 18 "Special Charges (Recoveries)" to our Condensed Consolidated Financial Statements.

Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Foreign exchange gains (losses)	$(3,248)	$2,518	$(5,766)	$(3,258)	$5,815	$(9,073)
OpenText share in net income (loss) of equity investees (note 9)	11,765	7,238	4,527	20,020	13,545	6,475
Loss debt extinguishment (1)	—	17,854	(17,854)	—	17,854	(17,854)
Other miscellaneous income (expense)	(234)	(404)	170	(345)	(1,061)	716
Total other income (expense), net	$8,283	$27,206	$(18,923)	$16,417	$36,153	$(19,736)

(1) On March 5, 2020, we redeemed in full $800 million aggregate principal amount of our 5.625% Senior Notes due 2023 (Senior Notes 2023), which resulted in a loss on debt extinguishment of $17.9 million. Of this, $6.7 million related to unamortized debt issuance costs and the remaining $11.2 million related to the early termination call premium.For more details see note 22 "Other Income (Expense), Net" to our Condensed Consolidated Financial Statements.

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Interest expense related to total outstanding debt (1)	$35,602	$(6,066)	$41,668	$110,054	$442	$109,612
Interest income	(780)	1,963	(2,743)	(3,116)	7,050	(10,166)
Other miscellaneous expense	2,511	173	2,338	7,079	676	6,403
Total interest and other related expense, net	$37,333	$(3,930)	$41,263	$114,017	$8,168	$105,849

(1) For more details see note 11 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Provision for (Recovery of) Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Provision for (recovery of) income taxes	$31,818	$22,927	$8,891	$342,121	$263,321	$78,800
The effective tax rate increased to a provision of 25.8% for the three months ended March 31, 2021, compared to a provision of 25.5% for the three months ended March 31, 2020. Tax expense increased by $22.9 million from $8.9 million during the three months ended March 31, 2020 to $31.8 million during the three months ended March 31, 2021. This was primarily due to (i) an increase of $23.5 million relating to higher net income including the impact of foreign rates, (ii) an increase of $9.1 million related to the one-time benefit from the US CARES Act in Fiscal 2020 that did not recur in Fiscal 2021, and (iii) an increase of $3.4 million related to differences in tax filings being higher than estimates. These were partially offset by (i) a decrease of $8.9 million related to the US Base Erosion Anti-Abuse Tax (US BEAT), (ii) a decrease of $3.2 million for net changes in unrecognized tax benefits, (iii) a decrease of $2.8 million related to permanent differences, and (iv) a decrease of $1.0 million related to tax benefits of internal reorganizations that occurred in Fiscal 2021. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate increased to a provision of 72.5% for the nine months ended March 31, 2021, compared to a provision of 27.5% for the nine months ended March 31, 2020. Tax expense increased by $263.3 million from $78.8 million during the nine months ended March 31, 2020 to $342.1 million during the nine months ended March 31, 2021. This was primarily due to (i) an increase of $300.6 million relating to the IRS Settlement, (ii) an increase of $47.4 million relating to higher net income including the impact of foreign rates, and (iii) an increase of $9.1 million related to the one-time benefit from the US CARES Act in Fiscal 2020 that did not recur in Fiscal 2021. These were partially offset by (i) a decrease of

$70.5 million for net changes in unrecognized tax benefits, primarily from the conclusion of relevant tax audits, (ii) a decrease of $12.4 million related to tax benefits of internal reorganizations that occurred in Fiscal 2021, (iii) a decrease of $6.4 million related to US BEAT, and (iv) a decrease of $4.1 million related to accruals for unrepatriated foreign earnings. The remainder of the difference was due to normal course movements and non-material items.
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
Non-GAAP-based net income and Non-GAAP-based EPS, attributable to OpenText, are consistently calculated as GAAP-based net income or earnings per share, attributable to OpenText, on a diluted basis, excluding the effects of the amortization of acquired intangible assets, other income (expense), share-based compensation, and special charges (recoveries), all net of tax and any tax benefits/expense items unrelated to current period income, as further described in the tables below. Non-GAAP-based gross profit is the arithmetical sum of GAAP-based gross profit and the amortization of acquired technology-based intangible assets and share-based compensation within cost of sales. Non-GAAP-based gross margin is calculated as Non-GAAP-based gross profit expressed as a percentage of total revenue. Non-GAAP-based income from operations is calculated as GAAP-based income from operations, excluding the amortization of acquired intangible assets, special charges (recoveries), and share-based compensation expense.
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) is consistently calculated as GAAP-based net income, attributable to OpenText, excluding interest income (expense), provision for income taxes, depreciation and amortization of acquired intangible assets, other income (expense), share-based compensation and special charges (recoveries).
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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2021
(In thousands, except for per share data)

	Three Months Ended March 31, 2021
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$123,729		$(505)	(1)	$123,224
Customer support	30,953		(464)	(1)	30,489
Professional service and other	50,321		(684)	(1)	49,637
Amortization of acquired technology-based intangible assets	53,453		(53,453)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	571,665	68.6%	55,106	(3)	626,771	75.2%
Operating expenses
Research and development	110,071		(2,146)	(1)	107,925
Sales and marketing	158,687		(4,580)	(1)	154,107
General and administrative	71,548		(3,978)	(1)	67,570
Amortization of acquired customer-based intangible assets	54,156		(54,156)	(2)	—
Special charges (recoveries)	2,846		(2,846)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	152,396		122,812	(5)	275,208
Other income (expense), net	8,283		(8,283)	(6)	—
Provision for (recovery of) income taxes	31,818		1,485	(7)	33,303
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	91,490		113,044	(8)	204,534
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.33		$0.42	(8)	$0.75

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)	Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.
(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended March 31, 2021
		Per share diluted
GAAP-based net income, attributable to OpenText	$91,490	$0.33
Add:
Amortization	107,609	0.39
Share-based compensation	12,357	0.05
Special charges (recoveries)	2,846	0.01
Other (income) expense, net	(8,283)	(0.03)
GAAP-based provision for (recovery of) income taxes	31,818	0.12
Non-GAAP-based provision for income taxes	(33,303)	(0.12)
Non-GAAP-based net income, attributable to OpenText	$204,534	$0.75

Reconciliation of Adjusted EBITDA

Three Months Ended March 31, 2021
GAAP-based net income, attributable to OpenText	$91,490
Add:
Provision for (recovery of) income taxes	31,818
Interest and other related expense, net	37,333
Amortization of acquired technology-based intangible assets	53,453
Amortization of acquired customer-based intangible assets	54,156
Depreciation	21,961
Share-based compensation	12,357
Special charges (recoveries)	2,846
Other (income) expense, net	(8,283)
Adjusted EBITDA	$297,131

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2020
(In thousands, except for per share data)

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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2021
(In thousands, except for per share data)

	Nine Months Ended March 31, 2021
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$354,235		$(2,484)	(1)	$351,751
Customer support	89,815		(1,405)	(1)	88,410
Professional service and other	143,521		(1,867)	(1)	141,654
Amortization of acquired technology-based intangible assets	165,581		(165,581)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,729,835	69.4%	171,337	(3)	1,901,172	76.3%
Operating expenses
Research and development	304,212		(7,195)	(1)	297,017
Sales and marketing	438,984		(13,594)	(1)	425,390
General and administrative	190,502		(12,074)	(1)	178,428
Amortization of acquired customer-based intangible assets	164,075		(164,075)	(2)	—
Special charges (recoveries)	(1,404)		1,404	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	569,222		366,871	(5)	936,093
Other income (expense), net	16,417		(16,417)	(6)	—
Provision for (recovery of) income taxes	342,121		(227,030)	(7)	115,091
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	129,389		577,484	(8)	706,873
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.47		$2.12	(8)	$2.59

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)	Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.
(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
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
(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 73% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense. The GAAP-based tax provision rate for the nine months ended March 31, 2021 includes the income tax provision charge from the IRS Settlement partially offset by a tax benefit from the release of unrecognized tax benefits due to the conclusion of relevant tax audits that was recognized during the three months ended December 31, 2020.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2021
		Per share diluted
GAAP-based net income, attributable to OpenText	$129,389	$0.47
Add:
Amortization	329,656	1.21
Share-based compensation	38,619	0.14
Special charges (recoveries)	(1,404)	(0.01)
Other (income) expense, net	(16,417)	(0.06)
GAAP-based provision for (recovery of) income taxes	342,121	1.26
Non-GAAP-based provision for income taxes	(115,091)	(0.42)
Non-GAAP-based net income, attributable to OpenText	$706,873	$2.59
Reconciliation of Adjusted EBITDA

Nine Months Ended March 31, 2021
GAAP-based net income, attributable to OpenText	$129,389
Add:
Provision for (recovery of) income taxes	342,121
Interest and other related expense, net	114,017
Amortization of acquired technology-based intangible assets	165,581
Amortization of acquired customer-based intangible assets	164,075
Depreciation	64,244
Share-based compensation	38,619
Special charges (recoveries)	(1,404)
Other (income) expense, net	(16,417)
Adjusted EBITDA	$1,000,225

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2020
(In thousands, except for per share data)

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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2020
		Per share diluted
GAAP-based net income, attributable to OpenText	$207,833	$0.77
Add:
Amortization	306,559	1.13
Share-based compensation	21,530	0.08
Special charges (recoveries)	24,579	0.09
Other (income) expense, net	19,736	0.07
GAAP-based provision for (recovery of) income taxes	78,800	0.29
Non-GAAP-based provision for income taxes	(92,281)	(0.34)
Non-GAAP-based net income, attributable to OpenText	$566,756	$2.09

Reconciliation of Adjusted EBITDA

Nine Months Ended March 31, 2020
GAAP-based net income, attributable to OpenText	$207,833
Add:
Provision for (recovery of) income taxes	78,800
Interest and other related expense, net	105,849
Amortization of acquired technology-based intangible assets	145,998
Amortization of acquired customer-based intangible assets	160,561
Depreciation	65,809
Share-based compensation	21,530
Special charges (recoveries)	24,579
Other (income) expense, net	19,736
Adjusted EBITDA	$830,695

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of March 31, 2021	Change increase (decrease)	As of June 30, 2020
Cash and cash equivalents	$1,475,626	$(217,224)	$1,692,850
Restricted cash (1)	3,054	(1,359)	4,413
Total cash, cash equivalents and restricted cash	$1,478,680	$(218,583)	$1,697,263

(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets.

	Nine Months Ended March 31,
(In thousands)	2021	Change	2020
Cash provided by operating activities	$579,931	$(94,355)	$674,286
Cash used in investing activities	$(38,212)	$1,410,718	$(1,448,930)
Cash provided by (used in) financing activities	$(782,855)	$(2,091,612)	$1,308,757
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
During the three months ended March 31, 2021, we made payments for U.S. federal taxes and interest of $288.6 million and state taxes and interest of $1.4 million as a result of the IRS Settlement. We expect to make remaining certain associated state tax and interest payments of approximately $10.6 million primarily throughout the remainder of Fiscal 2021.
As of March 31, 2021, we have recognized a provision of $25.1 million (June 30, 2020—$24.8 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
We have deferred a total of approximately $99 million of tax payments under the CARES Act and other COVID-19 related tax relief programs in EMEA. During the nine months ended March 31, 2021, we made repayments of approximately $53 million related to amounts previously deferred. As of March 31, 2021, we have remaining deferrals of $46 million which will become payable throughout the remainder of Fiscal 2021 with a portion becoming payable in Fiscal 2022.
Cash flows provided by operating activities
Cash flows from operating activities decreased by $94.4 million, as compared to the same period in the prior fiscal year, due to a decrease in changes from working capital of $69.5 million and a decrease in net income before the impact of non-cash items of $24.9 million. The decrease in operating cash flow from changes in working capital was primarily due to the net impact of the following decreases:
(i)$83.0 million relating to income taxes payable, net of receivables;
(ii)$22.4 million relating to net operating lease assets and liabilities;
(iii)$6.7 million relating to other assets; and
(iv) $2.4 million relating to contract assets.
These decreases in operating cash flows were partially offset by the following increases:
(i)$24.3 million relating to deferred revenues;
(ii)$14.9 million relating to accounts payable and accrued liabilities;
(iii)$4.8 million relating to prepaid expenses and other current assets; and

(iv)$1.0 million relating to accounts receivable.
During the third quarter of Fiscal 2021 our days sales outstanding (DSO) was 44 days, compared to a DSO of 51 days during the third quarter of Fiscal 2020, largely as a result of strong improvement in collections efficiency. The per day impact of our DSO in the third quarter of Fiscal 2021 and Fiscal 2020 on our cash flows was $9.3 million and $9.1 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by $1.4 billion, primarily due to consideration paid for acquisitions during the first nine months of Fiscal 2020, which included the acquisitions of Carbonite for $1.3 billion and XMedius for $73.3 million.
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
Cash flows used in financing activities increased by $2.1 billion, primarily due to the net impact of the following long-term debt financing activities that occurred in Fiscal 2020 and did not recur in Fiscal 2021:
(i)$1.8 billion relating to proceeds from the issuance of Senior Notes 2028 and Senior Notes 2030 (both defined below), of which a portion of the proceeds were used to redeem $800 million of our Senior Notes 2023;
(ii)$750 million in proceeds for amounts drawn and subsequently repaid under the Revolver (defined below);
(iii)$153.6 million repayment of convertible notes, inherited through our acquisition of Carbonite, which were surrendered and converted for an aggregate repayment; and
(iv)$600 million in proceeds for amounts drawn on the Revolver in the third quarter of Fiscal 2020, subsequently repaid during the second quarter of Fiscal 2021.
Additionally, cash used to repurchase Common Shares on the open market for potential reissuance under our stock compensation plans increased by $52.4 million and cash dividends paid to shareholders increased by $14.9 million.
Cash Dividends
During the three and nine months ended March 31, 2021, we declared and paid cash dividends of $0.2008 and $0.5762 per Common Share, respectively, in the aggregate amount of $54.5 million and $156.3 million, respectively (three and nine months ended March 31, 2020—$0.1746 and $0.5238 per Common Share, respectively, in the aggregate amount of $47.3 million and $141.4 million, respectively).
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
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the Eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of March 31, 2021, the outstanding balance on the Term Loan B bears an interest rate of 1.86%. For more information regarding the impact of LIBOR, see "Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2020.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2021, our consolidated net leverage ratio was 1.6:1.
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
During the second quarter of Fiscal 2021, we repaid $600 million previously drawn on the Revolver using cash on hand. As of March 31, 2021, we had no outstanding balance under the Revolver (June 30, 2020—$600 million). During the three and nine months ended March 31, 2021, we recorded interest expense of nil and $3.6 million, respectively, relating to amounts previously drawn.
During the second quarter of Fiscal 2020, we drew down $750 million from the Revolver to partially fund the acquisition of Carbonite. In February 2020, we repaid $750 million drawn under the Revolver with a portion of the proceeds from the Senior Notes 2030 and Senior Notes 2028. In March 2020, we drew down $600 million from the Revolver as a preemptive measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 outbreak. As of March 31, 2020, $600 million remained outstanding. During the three and nine months ended March 31, 2020, we recorded interest expense of $3.7 million and $4.3 million, respectively, relating to amounts previously drawn.

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
During the three and nine months ended March 31, 2021, we did not repurchase any of our Common Shares under the Repurchase Plan.
Pensions
As of March 31, 2021, our total unfunded pension plan obligations were $83.4 million, of which $2.8 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans, Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP), for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2021 (three months ended)	$203	$246	$28
2022	877	1,014	254
2023	975	1,014	100
2024	1,083	1,022	140
2025	1,130	1,051	190
2026 to 2030	6,486	5,154	2,456
Total	$10,754	$9,501	$3,168
For a detailed discussion on pensions, see note 12 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.

Commitments and Contractual Obligations
As of March 31, 2021, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2021 - June 30, 2021	July 1, 2021 - June 30, 2023	July 1, 2023 - June 30, 2025	July 1, 2025 and beyond
Long-term debt obligations (1)	$4,547,824	$32,040	$300,124	$1,225,472	$2,990,188
Operating lease obligations (2)	298,632	15,796	114,835	73,991	94,010
Purchase obligations for contracts not accounted for as lease obligations	82,060	20,738	61,322	—	—
	$4,928,516	$68,574	$476,281	$1,299,463	$3,084,198
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
The IRS Settlement resulted in charges of $1.3 million and $300.6 million, respectively, during the three and nine months ended March 31, 2021 to "Provision for (recovery of) income taxes". In connection with the IRS Settlement, during the three months ended March 31, 2021, we made aggregate payments to the IRS of $288.6 million in U.S. federal taxes and interest and $1.4 million of certain associated state tax and interest payments. The remaining payments of certain associated state tax and interest of approximately $10.6 million, which as of March 31, 2021 is recorded within "Income taxes payable" in our Condensed Consolidated Balance Sheets, are expected to occur primarily throughout the remainder of Fiscal 2021. The IRS Settlement also eliminates approximately $90 million in future withholding taxes that we had expected to incur over the next 10 years. Interest at the applicable statutory rates will continue to accrue until the time of payment.
We believe the IRS Settlement to be in the best interest of all stakeholders, as it closes all past, present and future items related to this matter. The IRS Settlement provides finality to this longstanding matter.
For additional information regarding the history of this IRS matter, please see note 14 "Guarantees and Contingencies" in our Annual Report on Form 10-K for Fiscal 2020.
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of March 31, 2021, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 to be limited to penalties, interest and provincial taxes that may be due of approximately $64 million. As of March 31, 2021, we have provisionally paid approximately $28 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within "Long-term income taxes recoverable" on the Condensed Consolidated Balance Sheets as of March 31, 2021.
The notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 would, as drafted, increase our taxable income by approximately $90 million to $100 million for each of those years, as well as impose a 10% penalty on the proposed adjustment to income. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability.
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 (including any penalties) are without merit. We have filed notices of objection for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. We are currently seeking competent authority consideration under applicable international treaties in respect of these reassessments.
Even if we are unsuccessful in challenging the CRA's reassessments to increase our taxable income for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, we have elective deductions available for those years (including carry-backs from later years) that would offset such increased amounts so that no additional cash tax would be payable, exclusive of any assessed penalties and interest, as described above.
The CRA is also currently auditing Fiscal 2017 on a basis that we strongly disagree with and will vigorously contest. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. In conjunction with the Fiscal 2017 audit, the CRA issued a proposal letter dated April 7,

2021 (Proposal Letter) indicating to us that it proposes to reassess our Fiscal 2017 tax year to reduce the depreciable basis of these assets. The CRA has invited us to make submissions responding to the Proposal Letter, which will be our first opportunity to respond to the CRA’s position. CRA’s position for Fiscal 2017 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. If the CRA determines to issue a notice of reassessment in respect of Fiscal 2017 on the basis of its position set forth in the Proposal Letter and we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and intend to vigorously defend our original filing position.
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments, as well as any proposed reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Condensed Consolidated Financial Statements.
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the “Securities Actions”). On November 21, 2019, the court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. The motion was fully briefed in June 2020 and a hearing on the motion to dismiss the Securities Actions was held on October 15, 2020. Following the hearing, on October 22, 2020, the court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. The lead plaintiff's brief in support of its appeal was filed on March 2, 2021. The defendants' opposition brief was filed on March 31, 2021. The lead plaintiff's reply brief will be due on May 7, 2021.
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
As of March 31, 2021, we had an outstanding balance of $970.0 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of March 31, 2021, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.7 million, assuming that the loan balance as of March 31, 2021 is outstanding for the entire period (June 30, 2020—$9.8 million).
As of March 31, 2021, we had no outstanding balance under the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of March 31, 2021, with no outstanding balance on the Revolver, an adverse change of one percent on the interest rate would have no effect on our annual interest payment (June 30, 2020—$6.0 million).
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
Based on the foreign exchange forward contracts outstanding as of March 31, 2021, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2020—$0.6 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of March 31, 2021 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at March 31, 2021	U.S. Dollar Equivalent at June 30, 2020
Euro	$323,746	$229,579
British Pound	83,926	64,865
Canadian Dollar	22,769	20,311
Swiss Franc	39,162	43,365
Other foreign currencies	120,579	93,292
Total cash and cash equivalents denominated in foreign currencies	590,182	451,412
U.S. Dollar	885,444	1,241,438
Total cash and cash equivalents	$1,475,626	$1,692,850
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $59.0 million (June 30, 2020—$45.1 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".

Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASE OF EQUITY SECURITIES OF THE COMPANY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Period		(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/21 to 01/31/21		—	$—	—	—
02/01/21 to 02/28/21		—	$—	—	—
03/01/21 to 03/31/21	(1)	489,934	$46.90	—	—
Total		489,934	$46.90	—	—

(1) Represents Common Shares repurchased in the open market. 23,640 Common Shares were subsequently reissued as settlement of DSU awards and the remainder are held in trust for the purpose of potential reissuance under our LTIP or other plans. For more details, please see "Treasury Stock" under note 13 "Share Capital, Option Plans and Share-based Payments" to our Condensed Consolidated Financial Statements.

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
Date: May 6, 2021

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ HOWARD ROSEN
Howard Rosen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)