Form 10-K
period 2021-06-30
OPEN TEXT CORP
filed 2021-08-05
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021.
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Aggregate market value of the Registrant's Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2020, the end of the registrant's most recently completed second fiscal quarter, was approximately $12.2 billion. At August 3, 2021, there were 271,754,378 outstanding Common Shares of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
None.

OPEN TEXT CORPORATION

Part I
Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the U.S. Securities Act of 1933, as amended (the Securities Act), and is subject to the safe harbors created by those sections. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements, and are based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general political, economic and market conditions, currency exchange rates and interest rates, including potential for inflation and rising interest rates; (iv) equity and debt markets continuing to provide us with access to capital; (v) our continued ability to identify and source attractive and executable business combination opportunities, as well as our ability to continue to successfully integrate any such opportunities, including in accordance with the expected timeframe and/or cost budget for such integration; (vi) our continued ability to avoid infringing third party intellectual property rights; and (vii) our ability to successfully implement our restructuring plans. These forward-looking statements involve known and unknown risks as well as uncertainties, which include (i) actual and potential risks and uncertainties relating to the severity and duration of the COVID-19 pandemic and issues relating to the resurgence of COVID-19 and/or new strains of COVID-19, including potential material adverse effects on our business, operations and financial performance; (ii) actions that have been and may be taken by governmental authorities to contain COVID-19 or to treat its impact, including the availability, effectiveness and use of treatments and vaccines; (iii) the actual and potential negative impacts of COVID-19 on the global economy and financial markets; (iv) the actual and potential risk and uncertainties relating to the impact of our COVID-19 Restructuring Plan (as defined herein) and (v) those discussed herein and in the Notes to Consolidated Financial Statements for the year ended June 30, 2021, which are set forth in Part II, Item 8 of this Annual Report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management's current expectations and projections about future results only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors”, and forward-looking statements set forth in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report as well as other documents we file from time to time with the United States Securities and Exchange Commission (the SEC). Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K because these forward-looking statements are relevant only as of the date they were made.
Throughout this Annual Report on Form 10-K: (i) the term "Fiscal 2022" means our fiscal year beginning on July 1, 2021 and ending June 30, 2022; (ii) the term "Fiscal 2021" means our fiscal year beginning on July 1, 2020 and ended June 30, 2021; (iii) the term “Fiscal 2020” means our fiscal year beginning on July 1, 2019 and ended June 30, 2020; (iv) the term “Fiscal 2019” means our fiscal year beginning on July 1, 2018 and ended June 30, 2019; (v) the term “Fiscal 2018” means our fiscal year beginning on July 1, 2017 and ended June 30, 2018; (vi) the term “Fiscal 2017” means our fiscal year beginning on July 1, 2016 and ended June 30, 2017; (vii) the term “Fiscal 2016” means our fiscal year beginning on July 1, 2015 and ended June 30, 2016; (viii) the term “Fiscal 2015” means our fiscal year beginning on July 1, 2014 and ended June 30, 2015; (ix) the term “Fiscal 2014” means our fiscal year beginning on July 1, 2013 and ended June 30, 2014; (x) the term “Fiscal 2013” means our fiscal year beginning on July 1, 2012 and ended June 30, 2013; and (xi) the term “Fiscal 2012” means our fiscal year beginning on July 1, 2011 and ended June 30, 2012. Our Consolidated Financial Statements are presented in U.S. dollars and, unless otherwise indicated, all amounts included in this Annual Report on Form 10-K are expressed in thousands of U.S. dollars. References herein to the “Company”, “OpenText”, “we” or “us” refer to Open Text Corporation and, unless context requires otherwise, its subsidiaries.

Summary of Risk Factors
The following is a summary of material risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. The following summary should not be considered an exhaustive summary of the material risks facing us, is not necessarily presented in order of importance, and it should be read in conjunction with the “Risk Factors” section and other information contained in this Annual Report on Form 10-K.
Risks Related to our Business and Industry
•The COVID-19 pandemic has and may continue to negatively affect our business, operations and financial performance
•The impact of the COVID-19 pandemic continues to create significant uncertainty in the global economy and for our business, operations and financial performance
•The restructuring of our operations, including steps taken to mitigate the anticipated negative impact of the COVID-19 pandemic, may be ineffective and may adversely affect our business or our finances, and we may incur restructuring charges in connection with such actions
•If we do not continue to develop technologically advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected
•Product development is a long, expensive and uncertain process, and we may terminate one or more of our development programs
•Our investment in our current research and development efforts may not provide a sufficient, timely return
•If our software products and services do not gain market acceptance, our operating results may be negatively affected
•Failure to protect our intellectual property could harm our ability to compete effectively
•Other companies may claim that we infringe their intellectual property
•Our software products and services may contain defects that could harm our reputation, be costly to correct, delay revenues, and expose us to litigation
•Our software products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business
•Risks associated with the evolving use of the Internet, including changing standards, competition, and regulation and associated compliance efforts, may adversely impact our business
•Business disruptions, including those related to data security breaches, may adversely affect our operations
•Unauthorized disclosures and breaches of data security may adversely affect our operations
•Our success depends on our relationships with strategic partners, distributors and third party service providers
•The loss of licenses to use third-party software or the lack of support or enhancement of such software could adversely affect our business
•Current and future competitors could have a significant impact on our ability to generate future revenues and profits
•The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in revenues being recognized from quarter to quarter
•Our existing customers might cancel contracts with us, fail to renew contracts on their renewal dates and/or fail to purchase additional services and products, and we may be unable to attract new customers
•Consolidation in the industry, particularly by large, well-capitalized companies, could place pressure on our operating margins which could, in turn, have a material adverse effect on our business
•Our sales to government clients expose us to business volatility and risks, including government budgeting cycles and appropriations, early termination, audits, investigations, sanctions and penalties
•We may be unable to maintain or expand our base of small and medium-sized businesses (SMB) and consumer customers, which could adversely affect our anticipated future growth and operating results
•We must continue to manage our internal resources during periods of company growth or our operating results could be adversely affected
•If we lose the services of our executive officers or other key employees or if we are not able to attract or retain top employees, our business could be significantly harmed
•Our compensation structure may hinder our efforts to attract and retain vital employees

Risks Related to Acquisitions
•Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results
•Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting, cybersecurity and compliance with data privacy laws that are weaker than or otherwise not in conformity with ours
•We may be unable to successfully integrate acquired businesses or do so within the intended timeframes, which could have an adverse effect on our financial condition, results of operations and business prospects
•Loss of key personnel could impair the integration of acquired businesses, lead to loss of customers and a decline in revenues, or otherwise could have an adverse effect on our operations
Risks Related to Laws and Regulatory Compliance
•Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources
•As part of the ongoing audit of our Canadian tax returns by the Canada Revenue Agency (CRA), we have received notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 and the CRA is currently auditing Fiscal 2017. An adverse outcome of these ongoing audits could have a material adverse effect on our financial position and results of operations
•Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, may adversely impact our business
•Certain of our products may be perceived as, or determined by the courts to be, a violation of privacy rights and related laws. Any such perception or determination could adversely affect our revenues and results of operations
Risks Related to our Financial Condition
•We may not generate sufficient cash flow to satisfy our unfunded pension obligations
•Fluctuations in foreign currency exchange rates could materially affect our financial results
•Our indebtedness could limit our operations and opportunities
Risks Related to Ownership of our Common Stock
•Changes in the market price of our Common Shares and credit ratings of our outstanding debt securities could lead to losses for shareholders and debt holders
•Our revenues and operating results are likely to fluctuate, which could materially impact the market price of our Common Shares
General Risks
•Unexpected events may materially harm our ability to align when we incur expenses with when we recognize revenues
•We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors
•Our international operations expose us to business, political and economic risks that could cause our operating results to suffer
•The impact of Brexit could adversely affect us
•We may become involved in litigation that may materially adversely affect us
•The declaration, payment and amount of dividends will be made at the discretion of our Board of Directors and will depend on a number of factors
•Our operating results could be adversely affected by any weakening of economic conditions
•Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against

Item 1.    Business
Incorporated in 1991, OpenText has grown to be a leader in providing Information Management software solutions. We offer a comprehensive line of Information Management products and services that power digital businesses of all sizes and enable them to grow faster, obtain lower operational costs and reduce information governance and security risks by improving business insight, impact and process speed.
Our products are offered as software as a service (SaaS), through off-cloud solutions, on the OpenText Cloud, on third-party public clouds or as a combination. Our customers operate in hybrid, off-cloud and cloud environments and we are ready to support the delivery method the customer prefers. In providing choice and flexibility, we strive to maximize the lifetime value of the relationship with our customers and support their digital transformation journey.
Business Overview and Strategy
About OpenText
At OpenText, we believe information and knowledge make business and people better. We are an Information Management company that provides software and services that empower digital businesses of all sizes to become more intelligent, secure and connected. Our innovations maximize the strategic benefits of data and content for our customers, strengthening their productivity, growth and competitive advantage.
The comprehensive OpenText Information Management platform and services provide secure and scalable solutions for global companies, SMB, governments and consumers around the world. We also accelerate information modernization with intelligent tools and services for moving off paper, automating classification and building clean data lakes for Artificial Intelligence (AI), analytics and automation.
OpenText is fundamentally integrated into the parts of our customers' businesses that matter, so they can securely manage the complexity of information flow end to end. Through automation and AI, we connect, synthesize and deliver information where it is needed to drive new efficiencies, experiences and insights. We make information more valuable by connecting it to digital business processes, enriching it with capture and analytics, protecting and securing it throughout its entire lifecycle, and leveraging it to create engaging digital experiences. Our solutions also connect large digital supply chains in manufacturing, retail and financial services.
Our solutions also enable organizations and consumers to secure their information so that they can collaborate with confidence, stay ahead of the regulatory technology curve, identify threats on any endpoint or across their networks, enable privacy, leverage eDiscovery and digital forensics to defensibly investigate and collect evidence, and ensure business continuity in the event of a security incident.
Our Products and Services
We have a complete and integrated portfolio of Information Management solutions delivered at scale in the OpenText Cloud, helping organizations master modern work, power modern experiences and optimize their digital supply chains. To do this, we bring together our Content Cloud, Business Network Cloud, Experience Cloud, Security and Protection Cloud and Developer Cloud with advanced technologies such as AI, analytics and automation. Our solutions improve business insight, employee productivity, customer experiences, asset utilization, collaboration, supply chain efficiency and risk management. Our software capabilities connect information across people, systems and Internet of Things (IoT) devices and securely manage, store, access and mine it with analytics for actionable and relevant insights. Below is a listing of our Information Management solutions.
Content Cloud
Our Content Cloud empowers customers to master modern work through robust content management, improved integrations and intelligent automation. It connects content to the digital business to eliminate silos and provide convenient, secure and compliant remote access to both structured and unstructured data - boosting productivity and reducing risk. Our solutions manage the lifecycle, distribution and use of information across the organization, from capture through to archiving and disposition.
Our Content Services solutions range from content collaboration and intelligent capture to records management and archiving, and are available off-cloud, on a cloud provider of the customer’s choice, as a subscription in the OpenText Cloud, in a hybrid environment or as a managed service. Our Content Services solutions enable customers to capture documents and data from paper, electronic files, and other sources and transform it into digital content delivered directly into enterprise content management solutions and business processes. Our customers can protect critical historical information within a secure, centralized archiving solution.
Our Content Services integrate with the applications that manage critical business processes, such as SAP® S/4HANA, SAP® SuccessFactors®, Salesforce®, Microsoft® Office 365® and other enterprise software, establishing the foundation for intelligent business process and content workflow automation. By connecting unstructured content with structured data workflows, our Content Services allow users to have the content they need, when they need it, reducing errors and saving valuable time.
Additionally, OpenText Content Services adhere to the Content Management Interoperability Services (CMIS) standard and support a broad range of operating systems, databases, application servers, and enterprise applications.
Business Network Cloud
Our Business Network Cloud provides a foundation for digital supply chains and secure e-commerce. Our Business Network manages all data within the organization and outside the firewall, connecting people, systems and IoT devices at a global scale. For our customers, this delivers streamlined connectivity, secure collaboration and real-time business intelligence in a single, unified platform. Organizations can build global and sustainable supply chains, rapidly onboard new trading partners, comply with regional mandates, assess their credit quality and ethics scores, provide electronic invoicing and remove information silos across the extended enterprise.
Our Trading Grid connects trading partners globally and is used across a variety of industries. Delivered as a cloud service, we enable data integration, data management, messaging, communications, and secure data exchange across an increasingly complex network of off-cloud and cloud applications, connected devices and business partners or customers.
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
Experience Cloud
Our Experience Cloud powers modern experiences that drive revenue growth and customer loyalty. Our Digital Experience solutions create, manage, track and optimize omnichannel interactions throughout the customer journey, from acquisition through to retention, and integrates with systems of record such as Salesforce® and SAP®. The OpenText Digital Experience platform enables businesses to gain insight into their customer interactions and optimize them to improve customer lifetime value. This includes solutions and extensions that deliver highly personalized content and engagements along a continuous customer journey. With AI-powered analytics, the Experience Cloud can evaluate and deliver optimized user experiences at scale to ensure every point of interaction, whether physical or digital, on any device, is engaging and personalized.
The Digital Experience cloud platform includes a range of solutions from Customer Communications Management (CCM), Web Content Management (WCM), Digital Asset Management (DAM), Customer Analytics, AI & Insights, Digital Fax and Secure Messaging, Voice of Customer (VoC), Workforce Optimization (WFO), Intelligent Forms Automation, as well as customer journey, testing and segmentation.
Security and Protection Cloud
Our Security and Protection Cloud provides peace of mind with cybersecurity, data protection, digital forensic and endpoint security solutions. Businesses of all sizes benefit from a comprehensive solution for proactively defending against cyber threats and preparing for business continuity and response in the event of a breach. It delivers multiple layers of defense to detect, protect against, forensically investigate and remediate security threats or data loss. We protect information managed by individuals, businesses, and governments within applications and at the endpoints. For highly regulated organizations, our digital investigation and forensic security solutions enable them to find and collect complex evidence faster, reduce risk and detect and respond to cyberthreats remotely.
OpenText security solutions address information cyber resilience needs with leading digital forensic tools and endpoint detection and response. We provide 360-degree visibility across all endpoints, devices and networks, for proactive discovery of sensitive data, identification and remediation of threats and discreet, forensically-sound data collection and investigation. With the launch of Managed Detection and Response (MDR), OpenText Security analysts and threat hunters now deliver services 24x7, 365 days a year, combining front-line experience with industry leading automation, AI technology and OpenText software to help organizations detect threats in real time, rather than days or weeks.

Our Carbonite and Webroot product lines expand our data security and protection capabilities further for Enterprise, SMB and consumers, delivering continuous threat monitoring, remote endpoint protection, and automated cloud backup and recovery to protect employees and customer data while allowing organizations to prepare for, respond to, and recover quickly from cyberattacks.
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
Developer Cloud
Our Developer Cloud makes it faster and easier to build, extend and customize Information Management applications using a collection of Cloud services, applications, Application Programming Interfaces (APIs) and Software Development Kits (SDK). Our solutions help research and development (R&D) teams streamline new development initiatives, utilizing fewer resources and reducing time to delivery for their projects. With our Developer Cloud's language-neutral protocols and cloud API services, our customers can reduce infrastructure spend, improve time-to-market and minimize the time and effort of adding new capabilities. Every new product that we release will be available as a service in the Developer Cloud.
The OpenText Developer Cloud delivers a broad and deep set of Information Management as a Service capability for organizations to extend their existing OpenText implementations or include our capabilities into their own custom solutions, such as for customer, supplier and partner collaboration. The Developer Cloud also includes IoT capabilities for organizations to dynamically integrate multi-tiered supply chain communities and build IoT solutions for greater efficiency, agility, and new value-added services. Data security is embedded into everything so the developer can focus on building differentiated user experiences.
Key developer API services include multi-channel capture and advanced recognition, secure and flexible content services, prescriptive and predictive analytics and reporting capabilities, low-code / no-code process and dynamic case management, enterprise federated search and electronic discovery, remote desktop and virtual desktop infrastructure, content customization / personalization and output management, information and end-point security capabilities, and the IoT platform.
Our Information Management platform can also be expanded with our low-code development tools, product APIs and SDK across the portfolio, cloud API services and out-of-the-box integrations designed to support the developer with a unified application development environment.
Advanced Technologies
Our Advanced Technologies are applied horizontally across all of our platforms and applications to accelerate digital transformation for customers. They enrich data and deliver valuable insights at scale with machine learning and artificial intelligence, optimize processes with insight, automation and data-driven decision making, and allow organizations to quickly adopt new technologies or adapt processes with API driven products and developer services. OpenText is regularly innovating to ensure our customers are armed with the technology they need to create Information Advantage.
AI and Analytics
Our AI and Analytics platform leverages structured or unstructured data to help organizations improve decision-making, gain operational efficiencies and increase visibility through interactive dashboards, reports and data visualizations. It leverages a comprehensive set of data analytics software - such as text mining, natural language processing (NLP), interactive visualizations and machine learning - to identify patterns, relationships, risks and trends that are used for predictive process automation and accelerated decision making.
Our AI platform supports composite AI for improved accuracy and incorporates Apache Spark, a powerful, open-source computing foundation that lets customers take advantage of the flexibility, extensibility, and diversity of an open product stack while maintaining full ownership of their data and algorithms. We are able to turn repositories of information into clean and integrated “data lakes” that can be mined by AI to extract useful knowledge and insight for our customers.
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
Managed Services
OpenText provides a range of Managed Services, whether off-cloud, in the OpenText Cloud, in hybrid scenarios or even in other clouds, including our partners: Google Cloud Platform, Amazon Web Services (AWS) and Microsoft Azure. Our team provides full managed services for Information Management solutions to meet the needs of our customers. Cloud Managed Services aims to help keep customers current on the latest technology, reduce the burden on information technology staff and ensure optimal application management by trusted experts.
With OpenText Managed Services, organizations can focus resources on their core business priorities and rest assured that their infrastructure, applications, integrations, and upgrades are all managed, monitored and optimized for security, performance and compliance. Our Cloud Managed Services offering provides customers with a single point of contact and a single service level agreement for OpenText solutions managed in our partner’s clouds.
Our Strategy
Growth
As an organization, we are committed to "Total Growth", meaning we strive towards delivering value through organic initiatives, innovations and acquisitions, as well as financial performance. With an emphasis on increasing recurring revenues and expanding our margins, we believe our Total Growth strategy will ultimately drive overall cash flow generation, thus helping to fuel our disciplined capital allocation approach and further our ability to deepen our account coverage and identify and execute strategic acquisitions. With strategic acquisitions, we are well positioned to expand our product portfolio and improve our ability to innovate and grow organically, which helps us to meet our long-term growth targets. We believe this Total Growth strategy is a durable model that will create shareholder value over both the near and long-term.
We are committed to continuous innovation. Our investments in R&D push product innovation, increasing the value of our offerings to our installed customer base, which includes Global 10,000 companies (G10K), SMB and consumers. The G10K are the world's largest companies, typically those with greater than two billion in revenues, as well as the world's largest governments and organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. Over the last three fiscal years, we have invested a cumulative total of $1.1 billion in R&D or 11.9% of cumulative revenue for that three year period. We target to spend 12% to 14% of revenues for R&D each fiscal year.
The cloud is a business imperative. What used to be discussed as a potential option for managing budgets, is now a strategic direction that drives competitive positioning, product innovation, business agility, operational efficiency and cost management. We are committed to continue our investment in the OpenText Cloud to best suit the needs of our customers. Supported by a global, scalable, and secure infrastructure, the OpenText Cloud includes a foundational platform of technology services, and packaged business applications for industry and business processes. The OpenText Cloud enables organizations to protect and manage information in public, private or hybrid deployments at scale.
We remain a value oriented and disciplined acquirer, having efficiently deployed $6.5 billion on acquisitions over the last 10 fiscal years. Mergers and acquisitions are one of our leading growth drivers. We believe in creating value by focusing on acquiring strategic businesses, integrating them into our business model and using our acquired assets to further innovate. We have developed a philosophy, the OpenText Business System, that is designed to create value by leveraging a clear set of operational mandates for integrating newly acquired companies and assets. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our Total Growth strategy. We expect to continue to acquire strategically, to integrate and innovate, and to deepen and strengthen our intelligent information platform for customers.
We regularly evaluate acquisition opportunities and at any time may be at various stages of discussion with respect to such opportunities. For additional details on our acquisitions, please see "Acquisitions During the Last Five Fiscal Years", elsewhere in Item 1 of this Annual Report on Form 10-K.

In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 has significantly impacted the global economy and has adversely impacted and may continue to adversely impact our operational and financial performance. The extent of the adverse impact of the pandemic on the global economy and markets will continue to depend, in part, on the length and severity of the measures taken to limit the spread of the virus, the availability, effectiveness and use of treatments and vaccines and, in part, on the size and effectiveness of the compensating measures taken by governments and on actual and potential resurgences. We are closely monitoring the potential effects and impact on our operations, businesses and financial performance, including liquidity and capital usage, though the extent is difficult to fully predict at this time due to the rapid evolution of this uncertain situation.
We continue to conduct business with substantial modifications to employee travel and work locations and also virtualization of sales and marketing events, which we expect to remain in place throughout calendar year 2021, along with substantially modified interactions with customers and suppliers, among other modifications. We will continue to actively monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including customer purchasing decisions, and may take further actions that alter our business operations as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers, and shareholders. It is uncertain and difficult to predict what the potential effects any such alterations or modifications may have on our business including the effects on our customers and prospects, or our financial results and our ability to successfully execute our business strategies and initiatives.
As previously disclosed, in order to further mitigate the operational impacts of COVID-19, our Compensation Committee and Board approved certain compensation adjustments, effective for the period May 15, 2020 through June 30, 2021, subject to review and modification as the situation warranted. As a precaution, we also temporarily and significantly reduced all hiring and discretionary spending, while taking note of some savings to be achieved through travel restrictions and the cancellation of certain events. These cost reduction measures were in addition to other previously disclosed facilities and workforce related actions as part of our COVID-19 Restructuring Plan. Please see note 18 "Special Charges (Recoveries)" to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
After careful consideration and review, the Compensation Committee and Board approved the restoration, effective December 1, 2020 and ahead of the initially contemplated May 15, 2020 through June 30, 2021 duration described above, of all previously announced compensation adjustments. We continue to closely monitor discretionary spending, and remain active in our hiring across the organization.
The ongoing and ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control. For more information, please see Part I, Item 1A "Risk Factors" included elsewhere within this Annual Report on Form 10-K.
OpenText Revenues
Our business consists of four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. For information regarding our revenues by significant geographic area for Fiscal 2021, Fiscal 2020 and Fiscal 2019, please see note 20 “Segment Information” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Customer Support
The first year of our customer support offering is usually purchased by customers together with the license of our Information Management software products. Customer support is typically renewed on an annual basis and historically customer support revenues have been a significant portion of our total revenue. Through our OpenText customer support programs, customers receive access to software and security upgrades, a knowledge base, discussions, product information, and an online mechanism to post and review “trouble tickets”. Additionally, our customer support teams handle questions on the use, configuration, and functionality of OpenText products and can help identify software issues, develop solutions, and document enhancement requests for consideration in future product releases.
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
Marketing and Sales
Customers
Our customer base consists of G10K organizations, enterprise companies, public sector agencies, mid-market companies, SMB and direct consumers.
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
We have a number of strategic partnerships that are essential to our success. These include the most prominent organizations in enterprise software, hardware and public cloud, with whom we work to enhance the value of customer investments. They include:
•SAP SE (SAP): We are SAP’s partner for content services. The OpenText Suite for SAP solutions provides key business content within the context of SAP business processes providing enhanced efficiencies, reduced risk and better experiences for customers, employees and partners - accessible anywhere and anytime and available on and off-cloud.
•Google Cloud: We work together with Google Cloud to deploy our Information Management solutions on the Google Cloud Platform as fully managed services. This includes a containerized application architecture for flexible cloud or hybrid deployment models. Deploying our solutions on the Google Cloud Platform allows our customers to scale their deployments as their businesses demand. We also work with the Google Cloud engineering team to explore integrations with Google AI/ML, Analytics, G-Suite and other functions.
•Amazon Web Services (AWS): Our collaboration offers businesses the opportunity to consume our Information Management solutions as fully managed services on AWS for cost savings, increased performance, scalability and security.
•Microsoft Corporation (Microsoft): Together with Microsoft, we enable customers to connect all aspects of their content infrastructure, integrating these into business processes and enable collaboration, management and governance on the most valuable asset - information.
•Oracle Corporation (Oracle): We develop innovative solutions for Oracle applications that enhance the experience and productivity of users working with these tools.

•Salesforce.com Corporation (Salesforce): The company-to-company partnership between OpenText and Salesforce is focused on growing a full portfolio of Information Management solutions to complement the Salesforce ecosystem by uniting the structured and unstructured information experience.
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
Global Systems Integrators (GSIs) provide customers with digital transformational services around OpenText technologies. They are trained and certified on OpenText solutions and enhance the value of our offerings by providing technical credibility and complementary services to customers. Our GSIs include, Accenture plc, ATOS International S.A.S., Capgemini Technology Services SAS, Cognizant Technology Solutions U.S. Corp., Deloitte Consulting LLP, and Tata Consultancy Services (TCS).
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
Research and Development
The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, our success, in part, depends on our ability to continue to enhance our existing products in a timely and efficient manner and to develop and introduce new products that meet customer needs while reducing total cost of ownership. To achieve these objectives, we have made and expect to continue to make investments in research and development, through internal and third-party development activities, third-party licensing agreements and potentially through technology acquisitions. Our R&D expenses were $421.4 million for Fiscal 2021, $370.4 million for Fiscal 2020 and $321.8 million for Fiscal 2019. We believe our spending on research and development is an appropriate balance between managing our organic growth and results of operations. We expect to continue to invest in R&D to maintain and improve our products and services offerings.

Acquisitions During the Last Five Fiscal Years
We regularly evaluate acquisition opportunities within the Information Management market and at any time may be in various stages of discussions with respect to such opportunities.
Below is a summary of the more material acquisitions we have made over the last five fiscal years.
•On March 9, 2020, we acquired XMedius, a provider of secure information exchange and unified communication solutions, for $73.5 million.
•On December 24, 2019, we acquired Carbonite Inc. (Carbonite), a leading provider of cloud-based subscription backup, disaster recovery and endpoint security to SMB, consumers, and a wide variety of partners, for $1.4 billion.
•On December 2, 2019, we acquired certain assets and certain liabilities of Dynamic Solutions Group (The Fax Guys) for $5.1 million.
•On January 31, 2019, we acquired Catalyst, a leading provider of eDiscovery that designs, develops and supports market-leading cloud eDiscovery software, for $71.4 million.
•On December 17, 2018, we acquired Liaison, a leading provider of cloud-based business to business integration, for $310.6 million.
•On February 14, 2018, we acquired Hightail, a leading cloud service for file sharing and creative collaboration, for $20.5 million.
•On September 14, 2017, we acquired Guidance, a leading provider of forensic security solutions, for $240.5 million.
•On July 26, 2017, we acquired Covisint, a leading cloud platform for building Identity, Automotive, and IoT applications, for $102.8 million.
•On January 23, 2017, we acquired certain assets and assumed certain liabilities of the enterprise content division of EMC Corporation, a Massachusetts corporation, and certain of its subsidiaries (ECD Business) for $1.62 billion.
•On July 31, 2016, we acquired certain customer communications management software services assets and liabilities from HP Inc. (CCM Business) for $315.0 million.
•On July 20, 2016, we acquired Recommind, a leading provider of eDiscovery and information analytics, based in San Francisco, California, United States, for $170.1 million.
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
We rely on a combination of copyright, patent, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We have obtained or applied for trademark registration for corporate and strategic product names in selected major markets. We have a number of U.S. and foreign patents and pending applications, including patents and rights to patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and is typically 20 years from the date of filing of the patent application resulting in the patent. From time to time, we may enforce our intellectual property rights through litigation in line with our strategic and business objectives. While we believe our intellectual property is valuable and our ability to maintain and protect our intellectual property rights is important to our success, we also believe that our business as a whole is not materially dependent on any particular patent, trademark, license, or other intellectual property right.
For more information on the risks related to our intellectual property rights, see "Risk Factors" included in Item 1A of this Annual Report on Form 10-K.
Looking Towards the Future
In Fiscal 2022 we intend to continue to implement strategies that are designed to:

Broaden Our Reach into Information Management through the G10K. As technologies and customers become more sophisticated, we intend to be a leader in expanding the definition of traditional market sectors. We continue to expand our direct sales coverage of the G10K as we focus on connecting this marquee customer base to our information platform.
Invest in the Cloud. Today, the destination for innovation is indisputably the cloud. Businesses of all sizes rely on a combination of public and private clouds, managed services and off-cloud solutions. As a result, we are committed to continue to modernize technology infrastructure and leverage our existing investments in the OpenText Cloud. The combination of OpenText cloud-native applications and managed services, together with the scalability and performance of our partner public cloud providers, offer more secure, reliable and compliant solutions to customers wanting to deploy cloud-based Information Management applications. The OpenText Cloud is designed to build additional flexibility and scalability for our customers: becoming cloud-native, connecting anything, and extending capabilities quickly with multi-tenant SaaS applications and services.
Deepen Existing Customer Footprint. We believe one of our greatest opportunities is to sell newly developed or acquired technologies to our existing customer base, and cross-sell historical OpenText products to newly acquired customers. We have significant expertise in a number of industry sectors and aim to increase our customer penetration based on our strong credentials. We are particularly focused on circumstances where the customer is looking to consolidate multiple vendors with solutions from a single source while addressing a broader spectrum of business problems or equally new or existing customers looking to take a more holistic approach to digital transformation.
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
Broaden Global Presence. As customers become increasingly multi-national and as international markets continue to adopt Information Management, we plan to further grow our brand, presence, and partner networks in these new markets. We are focused on using our direct sales for targeting existing G10K customers and plan to address new geographies and SMB customers, jointly with our partners.
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
Human Capital
Our Global Footprint
Our ability to attract, retain and engage a diverse workforce committed to innovation, operational excellence and the OpenText mission and values across our global footprint is a cornerstone to our success.
As of June 30, 2021, we employed a total of approximately 14,300 individuals, of which 6,800 or 48% are in the Americas, 2,600 or 18% are in EMEA and 4,900 or 34% are in Asia Pacific. Currently, we have employees in 34 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. Please see "Results of Operations" included in Item 7 of this Annual Report on Form 10-K for our definitions of geographic regions.
The approximate composition of our employee base is as follows: (i) 2,400 employees in sales and marketing, (ii) 4,200 employees in product development, (iii) 3,300 employees in cloud services, (iv) 1,400 employees in professional services, (v) 1,100 employees in customer support, and (vi) 1,900 employees in general and administrative roles.
We believe that relations with our employees are strong. None of our employees are represented by a labour union, nor do we have collective bargaining arrangements with any of our employees. However, in certain international jurisdictions in which we operate, a “Workers' Council” represents our employees.

Employee Safety / COVID-19 Response
In response to the unprecedented impact of the COVID-19 pandemic, we have implemented Project Shield as a business continuity plan to address employee, customer, facility and technology-related challenges associated with the pandemic. Project Shield maintains the overarching principle of providing safe environments for our employees, customers, partners, as well as the communities where we work.
Project Shield takes a strong human capital focus, including enabling well-researched global awareness, post-pandemic support for our employees and managing a safe return to our workplace. We focus on analyzing key COVID-19 related data to support executive decisions, ensuring regular executive and employee communications and making strong connections with leaders around the world to respond swiftly to local changes.
Through effective use of collaboration tools and technology, a significant majority of employees are working entirely remotely without a disruption to productivity. Over the course of the pandemic, we have ensured our benefit programs support employees, and we established the OpenText Relief Fund to provide financial assistance for employees requiring additional support for medical costs related to contracting COVID-19. A daily case management protocol is in place to ensure a deep understanding of any impacts.
Changes to governmental orders are monitored and used in planning the phased re-opening of our offices. While it is our intention to return to the office, it will be gradual, flexible in workplace, rooted in an understanding of local circumstances and guided by safety-first principles. Our new flexible workplace approach will combine the benefits of in-person collaboration with increased flexibility to drive both innovation and productivity. Our past experiences will be used to inform our future workplace standards.
Employee Engagement
We regularly conduct employee research to understand perceptions in the areas of engagement, company strategy, personal impact, manager effectiveness, recognition, career development and equity, diversity and inclusion. Participation level and engagement remain high. Throughout the pandemic employee communication and listening strategies increased, including supplemental surveys ranging from perceptions of safety and well-being, to feedback and office re-opening plans.
Equity, Diversity and Inclusion (ED&I)
We are passionate about creating an inclusive environment where skilled and diverse employees thrive, deliver compelling innovations to our customers and provide shareholder value. We are committed to increasing equity in opportunity for all employees regardless of race, gender, sexual orientation, religion or other differences.
At OpenText, we have established a global Equity, Diversity and Inclusion steering committee to guide ED&I programs. We bring our ambition to life through impact teams made of employees who come together to recommend policies, programs and initiatives across a range of topics.
Our impact teams are leading global initiatives with local impact which include:
•Awareness and Training: For employees and managers on matters such as inclusive leadership practices and diversity awareness;
•Recruiting: Platforms that are inclusive, diverse slates for key leadership roles, an increased focus on virtual work opportunities to widen recruiting talent and diversity;
•Advancement: Internal career building opportunities, mentoring and networks;
•Advocacy: Employee affinity groups, including "Black Employee Engagement" and "Women in Technology", fostering sponsorship, community and career conversations; and
•Civic Action: Focusing an ED&I lens on community outreach and engagement.
Compensation and Benefits
Our compensation philosophy is based on a set of principles that align with business strategy, reflect business and individual performance levels, consider market conditions to ensure competitiveness, demonstrate internal pay equity for similar roles and reflect the impact that economic conditions have on pay programs.
Our compensation and benefit programs are regularly reviewed through an executive-sponsored governance process. Across the Company, we offer a wide variety of retirement and group benefits including medical, life and disability, which are designed to protect employees and their dependents against financial hardship due to illness or injury. We also have regional Employee Assistance Programs in many countries that provide 24/7 confidential counselling, support and access to resources for employees and their families. The OpenText Employee Stock Purchase Plan (ESPP) is a global benefit program that allows all eligible employees to purchase OpenText shares at a 15% discount and provides the opportunity for employees to strengthen their ownership in the Company while enjoying the benefits of potential share price appreciation.
Internal equity is a cornerstone of our goals. Our pay programs are carefully designed and governed, from hiring practices to consistency in progression rates for common roles. In designing variable pay for performance awards, we focus only on measurable outcomes rather than subjective measures. This ensures true equity in opportunity and awards tied to business results.
Employee Education, Training and Compliance
We know that employees join OpenText for continuous learning, experience and credentials to shape their careers. Our strategies focus on ensuring strong technical credentials, building capabilities, new skills sets and a high duty of care in ensuring ethical, secure and compliant practices.
Internal applications to job postings are highly encouraged. Employees have internal access to certification on OpenText and partner products. Our annual Career Day focuses on career development planning and honing manager skills in developing teams. We offer an annual education reimbursement program to all employees globally. This program aligns with our commitment to support internal development, equal opportunity and mobility across all of our geographies, regardless of an employee’s role, function or location. We have designed the education reimbursement program to meet the needs of all personalized development goals through programs that range from technical to business skills.
As part of our commitment to the highest standards of conduct, all employees and contractors participate in an annual formal Compliance and Data Security Training, including Code of Business Conduct and Ethics, Responsible Business Practices, Data Protection, Global Data Privacy Practices, Protecting Information and Preventing Sexual Harassment Training. These compliance programs ensure that we operate our business with integrity, following standard business ethics across the globe.
Environmental, Social and Corporate Governance (ESG)
We support many global and local employee-led initiatives. Our charitable giving program supports activities focused on education, innovation and disaster relief while also providing employees three paid days off to volunteer and make an impact in their community. In addition, we recently launched the OpenText Voyager Fund to identify and address key needs in our communities. To operate long-term, we need to ensure that our local communities and the natural environment are thriving. We are committed to mitigating the adverse environmental impacts of our business activities, which at a minimum means abiding by all environmental laws, regulations and standards that apply to us. Our Environmental Policy articulates our commitment to measuring and managing our environmental impact. We have established short-term environmental goals on energy consumption, waste diversion and greenhouse gas emissions.
Corporate Mission
Overall, our people programs and actions are driven by our mission.
•Our Belief: Information and knowledge make business and people better.
•Our Aspiration: To be the leading cloud-based Information Management company, enabling intelligent, secure and connected business.
•Our Passion: Deliver compelling innovations that provide our customers a competitive advantage, and create an inclusive environment where passionate, skilled and diverse employees thrive.
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
Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed with or furnished to the SEC may be obtained free of charge through the Investors section of our website at investors.opentext.com as soon as is reasonably practical after we electronically file or furnish these reports. In addition, our filings with the SEC may be accessed through the SEC's website at www.sec.gov and our filings with the Canadian Securities Administrators (CSA) may be accessed through the CSA's System for Electronic Document Analysis and Retrieval (SEDAR) at www.sedar.com. The SEC and SEDAR websites are included in this Annual Report on Form 10-K as inactive textual references only. Except for the documents specifically incorporated by reference into this Annual Report, information contained on the SEC or SEDAR websites is not incorporated by reference in this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by applicable law.

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
Risks Related to our Business and Industry
The COVID-19 pandemic has and may continue to further negatively affect our business, operations and financial performance
In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. Since December 2019, COVID-19 has spread globally, with a high concentration of cases in certain regions in which we sell our products and services and conduct our business operations, including the United States, Canada, Europe and Asia.
The spread of COVID-19 and resulting tight government controls and travel bans implemented around the world, such as declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations, have caused disruption to global supply chains and economic activity. The spread of COVID-19 has had and is continuing to have an adverse impact on the global economy, the severity and duration of which is difficult to predict, and has adversely affected and may continue to further adversely affect our financial performance, as well as our ability to successfully execute our business strategies and initiatives, including by negatively impacting the demand for our products and services, restricting our sales operations and marketing efforts, disrupting the supply chain of hardware needed to operate our SaaS offerings or run our business and disrupting our ability to conduct product development and other important business activities. While the restrictions and limitations noted above have and may continue to be relaxed or rolled back if COVID-19 abates and vaccination rates increase, they may be reinstated as the pandemic continues to evolve, including as a result of the impact of variants, and in response to actual or potential resurgences. The scope and timing of any such reinstatement are difficult to predict and may materially affect our operations in the future. We are continuing to focus on the safety and protection of our workforce and our customers by conducting business with substantial modifications to employee travel, employee work locations and virtualization or cancellation of all sales and marketing events, which we expect to continue throughout calendar year 2021, among other modifications. To mitigate anticipated negative financial and operational impacts of COVID-19, we implemented certain cost cutting measures, some of which have been restored, and approved our COVID-19 restructuring plan which includes a move towards a significant work from home model.
We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers and shareholders. The extent of the adverse impact of the pandemic on the global economy and markets will depend, in part, on the length and severity of the measures taken to limit the spread of the virus, including the distribution and effectiveness of vaccines and treatments, and, in part, on the size, effectiveness and duration of the compensating measures taken by governments and monetary authorities. To the extent the COVID-19 pandemic continues to adversely affect the global economy, and/or adversely affects our business, operations or financial performance, it may also have the effect of increasing the likelihood and/or magnitude of other risks described herein, including those risks related to market, credit, geopolitical and business operations and cyber, or risks described in our other filings with the SEC and the applicable Canadian securities regulatory authorities. In addition, the COVID-19 pandemic may also affect our business, operations or financial performance in a manner that is not presently known to us. We are closely monitoring the potential adverse effects and impact on our operations, businesses and financial performance, including liquidity and capital usage, though the extent of the impact is difficult to fully predict at this time due to the rapid and continuing evolution of this uncertain situation.

The impact of the COVID-19 pandemic continues to create significant uncertainty in the global economy and for our business, operations and financial performance
The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States and globally. The global spread of COVID-19 has been, and continues to be, complex and rapidly evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as travel restrictions and bans, social distancing, quarantine or shelter-in-place directives, limitations on the size of gatherings, and closures of non-essential businesses. These restrictions have disrupted and may continue to disrupt economic activity, resulting in reduced commercial and consumer confidence and spending, increased unemployment, closure or restricted operating conditions for businesses, inflation, volatility in the global economy, instability in the credit and financial markets, labor shortages, regulatory recommendations to provide relief for impacted consumers, and disruption in supply chains.
The extent to which the COVID-19 pandemic impacts our business, operations, and financial performance is highly uncertain and will depend on numerous evolving factors that we may not be able to accurately predict or assess, including, but not limited to, the severity, extent and duration of the pandemic or any resurgences in the future, including any economic recession resulting from the pandemic, the distribution and effectiveness of vaccines and treatments, and the continued governmental, business and individual actions taken in response to the pandemic. Impacts related to the COVID-19 pandemic are expected to continue to pose risks to our business for the foreseeable future, may heighten many of the risks and uncertainties identified herein, and could have a material adverse impact on our business, operations or financial performance in a manner that is difficult to predict.
The restructuring of our operations, including steps taken to mitigate the anticipated negative impact of the COVID-19 pandemic, may be ineffective and may adversely affect our business or our finances, and we may incur restructuring charges in connection with such actions
We often undertake initiatives to restructure or streamline our operations, particularly during the period post-acquisition, and most recently in response to the COVID-19 pandemic. We may incur costs associated with implementing a restructuring initiative beyond the amount contemplated when we first developed the initiative and these increased costs may be substantial. Additionally, such costs would adversely impact our results of operations for the periods in which those adjustments are made. We will continue to evaluate our operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or the decision to terminate products or services that are not valued by our customers. Any failure to successfully execute these initiatives on a timely basis may have a material adverse effect on our business, operating results and financial condition.
In particular, in order to mitigate anticipated negative financial and operational impacts of COVID-19, we implemented certain cost cutting measures. This includes our COVID-19 Restructuring Plan, which involves a move towards a significant work from home model and a reduction in our real estate footprint around the world. Such steps to reduce costs, and further changes we may make in the future, may negatively impact our business, operations and financial performance in a manner that is difficult to predict.
For example, employing a remote work environment could affect employee productivity, including due to a lower level of employee oversight, distractions caused by the pandemic and its impact on daily life, health conditions or illnesses, disruptions due to caregiving or childcare obligations or slower or unreliable Internet access. OpenText systems, client, vendor and/or borrower data may be subject to additional risks presented by increased phishing activities targeting employees, vendors, third party service providers and counterparties in transactions, the possibility of attacks on OpenText systems or systems of employees working remotely as well as by decreased physical supervision. In addition, we may rely, in part, on third-party service providers to assist us in managing monitoring and otherwise carrying out aspects of our business and operations, and COVID-19 may affect their ability to devote sufficient time and resources to perform work for the Company. Such events may result in a period of business disruption or reduced operations, which could materially affect our business, financial condition and results of operations. While our pre-existing controls were not specifically designed to operate in our current work from home environment, we believe that established internal controls over financial reporting continue to address all identified risk areas. If our productivity is impacted as a result of the transition, we may incur additional costs to address such issues and our financial condition and operating results may be adversely impacted.
For more information regarding the impact of COVID-19 on our cybersecurity, see "Business disruptions, including those related to data security breaches, may adversely affect our operations." For more information on our COVID-19 Restructuring Plan, see note 18 “Special Charges (Recoveries)” to our Consolidated Financial Statements.

If we do not continue to develop technologically advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected
Our success depends upon our ability to design, develop, test, market, license, sell and support new software products and services and enhancements of current products and services on a timely basis in response to both competitive threats and marketplace demands. The software industry is increasingly focused on cloud computing, mobility, social media and SaaS among other continually evolving shifts. In addition, our software products, services, and enhancements must remain compatible with standard platforms and file formats. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create new products or improve our existing products. If we are unable to achieve a successful integration with third party software, we may not be successful in developing and marketing our new software products, services and enhancements. If we are unable to successfully integrate third party software to develop new software products, services and enhancements to existing software products and services, or to complete the development of new software products and services which we license or acquire from third parties, our operating results will be materially adversely affected. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results will be materially adversely affected. Moreover, if new industry standards emerge that we do not anticipate or adapt to, or, if alternatives to our services and solutions are developed by our competitors in times of rapid technological change, our software products and services could be rendered less competitive or obsolete, causing us to lose market share and, as a result, harm our business and operating results and our ability to compete in the marketplace.
Product development is a long, expensive and uncertain process, and we may terminate one or more of our development programs
We may determine that certain software product candidates or programs do not have sufficient potential to warrant the continued allocation of resources. Accordingly, we may elect to terminate one or more of our programs for such product candidates. If we terminate a software product in development in which we have invested significant resources, our prospects may suffer, as we will have expended resources on a project that does not provide a return on our investment, and may have missed the opportunity to have allocated those resources to potentially more productive uses, which may negatively impact our business, operating results and financial condition.
Our investment in our current research and development efforts may not provide a sufficient or timely return
The development of Information Management software products is a costly, complex and time-consuming process, and the investment in Information Management software product development often involves a long wait until a return is achieved on such an investment. We are making, and will continue to make, significant investments in software research and development and related product and service opportunities. Investments in new technology and processes are inherently speculative. Commercial success depends on many factors, including the degree of innovation of the software products and services developed through our research and development efforts, sufficient support from our strategic partners, and effective distribution and marketing. Accelerated software product introductions and short product life cycles require high levels of expenditures for research and development. These expenditures may adversely affect our operating results if they are not offset by corresponding revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, significant revenues from new software product and service investments may not be achieved for a number of years, if at all. Moreover, new software products and services may not be profitable, and even if they are profitable, operating margins for new software products and services may not be as high as the margins we have experienced for our current or historical software products and services.
If our software products and services do not gain market acceptance, our operating results may be negatively affected
We intend to pursue our strategy of being a market leading consolidator for cloud-based Information Management solutions, and grow the capabilities of our Information Management software offerings through our proprietary research and the development of new software product and service offerings, as well as through acquisitions. It is important to our success that we continue to enhance our software products and services in response to customer demand and to seek to set the standard for Information Management capabilities. The primary market for our software products and services is rapidly evolving, and the level of acceptance of products and services that have been released recently, or that are planned for future release to the marketplace, is not certain. If the markets for our software products and services fail to develop, develop more slowly than expected or become subject to increased competition, our business may suffer. As a result, we may be unable to: (i) successfully market our current products and services; (ii) develop new software products and services and enhancements to current software products and services; (iii) complete customer implementations on a timely basis; or (iv) complete software products and services currently under development. In addition, increased competition could put significant pricing pressures on our products, which could negatively impact our margins and profitability. If our software products and services are not accepted by our customers or by other businesses in the marketplace, our business, operating results and financial condition will be materially adversely affected.
Failure to protect our intellectual property could harm our ability to compete effectively
We are highly dependent on our ability to protect our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as non-disclosure agreements and other contractual provisions, to establish and maintain our proprietary rights. We intend to protect our intellectual property rights vigorously; however, there can be no assurance that these measures will, in all cases, be successful, and these measures can be costly and/or subject us to counterclaims. Enforcement of our intellectual property rights may be difficult, particularly in some countries outside of North America in which we seek to market our software products and services. While Canadian and U.S. copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. The absence of internationally harmonized intellectual property laws makes it more difficult to ensure consistent protection of our proprietary rights. Software piracy has been, and is expected to be, a persistent problem for the software industry, and piracy of our software products represents a loss of revenue to us. Where applicable, certain of our license arrangements have required us to make a limited confidential disclosure of portions of the source code for our software products, or to place such source code into escrow for the protection of another party. Despite the precautions we have taken, unauthorized third parties, including our competitors, may be able to copy certain portions of our software products or reverse engineer or obtain and use information that we regard as proprietary. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property. In addition, certain of our products contain open source software. Licensees of open source software may be required to make public certain source code, to license proprietary software for free or to permit others to create derivative works of our proprietary software. While we monitor and control the use of open source software in our products and in any third party software that is incorporated into our products, and try to ensure that no open source software is used in such a way that negatively affects our proprietary software, there can be no guarantee that such use does not occur inadvertently, which in turn, could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.
Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenues and profits
Claims of infringement (including misappropriation and/or other intellectual property violation) are common in the software industry and increasing as related legal protections, including copyrights and patents, are applied to software products. Although most of our technology is proprietary in nature, we do include certain third party and open source software in our software products. In the case of third party software, we believe this software is licensed from the entity holding the intellectual property rights. While we believe that we have secured proper licenses for all material third-party intellectual property that is integrated into our products in a manner that requires a license, third parties have and may continue to assert infringement claims against us in the future, including the sometimes aggressive and opportunistic actions of non-practicing entities whose business model is to obtain patent-licensing revenues from operating companies such as us. Any such assertion, regardless of merit, may result in litigation or require us to obtain a license for the intellectual property rights of third parties. Such licenses may not be available, or they may not be available on commercially reasonable terms. In addition, as we continue to develop software products and expand our portfolio using new technology and innovation, our exposure to threats of infringement may increase. Any infringement claims and related litigation could be time-consuming and disruptive to our ability to generate revenues or enter into new market opportunities and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the intellectual property rights or rework our products to avoid infringement of third party rights. Typically, our agreements with our partners and customers contain provisions that require us to indemnify them for damages sustained by them as a result of any infringement claims involving our products. Any of the foregoing infringement claims and related litigation could have a material adverse impact on our business and operating results as well as on our ability to generate future revenues and profits.
Our software products and services may contain defects that could harm our reputation, be costly to correct, delay revenues and expose us to litigation
Our software products and services are highly complex and sophisticated and, from time to time, may contain design defects, software errors, hardware failures or other computer system failures that are difficult to detect and correct. Errors, defects and/or other failures may be found in new software products or services or improvements to existing products or services after delivery to our customers. If these defects, errors and/or other failures are discovered, we may not be able to successfully correct them in a timely manner. In addition, despite the extensive tests we conduct on all our software products or services, we may not be able to fully simulate the environment in which our products or services will operate and, as a result, we may be unable to adequately detect the design defects or software or hardware errors that may become apparent only after the products are installed in an end-user's network, and only after users have transitioned to our services. The occurrence of errors, defects and/or other failures in our software products or services could result in the delay or the denial of market acceptance of our products and alleviating such errors, defects and/or other failures may require us to make significant expenditure of our resources. Customers often use our services and solutions for critical business processes and, as a result, any defect or disruption in our solutions, any data breaches or misappropriation of proprietary information or any error in execution, including human error or intentional third-party activity such as denial of service attacks or hacking, may cause customers to reconsider renewing their contracts with us. The errors in or failure of our software products and services could also result in us losing customer transaction documents and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages. The harm to our reputation resulting from product and service errors, defects and/or other failures may be material. Since we regularly provide a warranty with our software products, the financial impact of fulfilling warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims. These agreements regularly contain terms such as the exclusion of all implied warranties and the limitation of the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and the attendant liabilities and costs associated with such claims. Any claims for actual or alleged losses to our customers’ businesses may require us to spend significant time and money in litigation or arbitration or to pay significant sums in settlements or damages. Defending a lawsuit, regardless of merit, can be costly and would divert management’s attention and resources. Although we maintain errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate to cover all such claims. Accordingly, any such claim could negatively affect our business, operating results or financial condition.
Our software products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business
Our development of Internet and intranet applications depends on the stability, functionality and scalability of the infrastructure software of the underlying intranet, such as the infrastructure software produced by Hewlett-Packard, Oracle, Microsoft and others. If weaknesses in such infrastructure software exist, we may not be able to correct or compensate for such weaknesses. If we are unable to address weaknesses resulting from problems in the infrastructure software such that our software products do not meet customer needs or expectations, our reputation, and consequently, our business, may be significantly harmed.
Risks associated with the evolving use of the Internet, including changing standards, competition, and regulation and associated compliance efforts, may adversely impact our business
The use of the Internet as a vehicle for electronic data interchange (EDI) and related services currently raises numerous issues, including those relating to reliability, data security, data integrity and rapidly evolving standards. New competitors, including media, software vendors and telecommunications companies, offer products and services that utilize the Internet in competition with our products and services, which may be less expensive or process transactions and data faster and more efficiently. Internet-based commerce is subject to increasing regulation by Canadian, U.S. federal and state and foreign governments, including in the areas of data privacy and breaches, and taxation. Laws and regulations relating to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for Internet-based solutions and restricting our ability to store, process, analyze and share data through the Internet. Although we believe that the Internet will continue to provide opportunities to expand the use of our products and services, we cannot guarantee that our efforts to capitalize on these opportunities will be successful or that increased usage of the Internet for business integration products and services, increased competition or heightened regulation will not adversely affect our business, results of operations and financial condition.
Business disruptions, including those related to data security breaches, may adversely affect our operations
Our business and operations are highly automated, and a disruption or failure of our systems may delay our ability to complete sales and to provide services. Business disruptions can be caused by several factors, including natural disasters, terrorist attacks, power loss, telecommunications and system failures, computer viruses, physical attacks and cyber-attacks. A major disaster or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, including our cloud services, could severely affect our ability to conduct normal business operations. We operate data centers in various locations around the world and although we have redundancy capability built into our disaster recovery plan, we cannot ensure that our systems and data centers will remain fully operational during and immediately after a disaster or disruption. We also rely on third parties that provide critical services in our operations and despite our diligence around their disaster recovery processes, we cannot provide assurances as to whether these third party service providers can maintain operations during a disaster or disruption. Furthermore, global climate change may aggravate natural disasters that affect our business operations, thereby compelling us to build additional resiliency in order to mitigate their impact. Any business disruption could negatively affect our business, operating results or financial condition.

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
In addition, if data security is compromised, this could materially and adversely affect our operating results given that we have customers that use our systems to store and exchange large volumes of proprietary and confidential information and the security and reliability of our services are of significant importance to these customers. We have experienced attempts by third parties to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers' or service providers' cloud offerings and other products and systems. If our products or systems, or the products or systems of third-party service providers on whom we rely, are attacked or accessed by unauthorized parties, it could lead to major disruption or denial of service and access to or loss, modification or theft of our and our customers' data, which may require us to spend material resources on correcting the breach and indemnifying the relevant parties and/or on litigation, regulatory investigations, regulatory proceedings, increased insurance premiums, lost revenues, penalties, fines and/or other potential liabilities. Our efforts to protect against cyber-attacks and data breaches may not be sufficient to prevent such incidents, which could have material adverse effects on our reputation, business, operating results and financial condition.
Unauthorized disclosures and breaches of data security may adversely affect our operations
Most of the jurisdictions in which we operate have laws and regulations relating to data privacy, security and protection of information. We have certain measures to protect our information systems against unauthorized access and disclosure of personal information and of our confidential information and confidential information belonging to our customers. We have policies and procedures in place dealing with data security and records retention. However, there is no assurance that the security measures we have put in place will be effective in every case. Breaches in security could result in a negative impact for us and for our customers, adversely affecting our and our customers' businesses, assets, revenues, brands and reputations and resulting in penalties, fines, litigation, regulatory proceedings, regulatory investigations, increase insurance premiums, remediation efforts, indemnification expenditures, lost revenues and/or other potential liabilities, in each case depending on the nature of the information disclosed. Security breaches could also affect our relations with our customers, damage our reputation and harm our ability to keep existing customers and to attract new customers. Some jurisdictions, including all U.S. states and the European Union (EU), have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, and in some cases our agreements with certain customers require us to notify them in the event of a data security incident. Such mandatory disclosures could lead to negative publicity and may cause our current and prospective customers to lose confidence in the effectiveness of our data security measures. These circumstances could also result in adverse impact on the market price of our Common Shares. These risks to our business may increase as we expand the number of web-based and cloud-based products and services we offer and as we increase the number of countries in which we operate.
Our success depends on our relationships with strategic partners, distributors and third party service providers and any reduction in the sales efforts by distributors, cooperative efforts from our partners or service from third party providers could materially impact our revenues
We rely on close cooperation with strategic partners for sales and software product development as well as for the optimization of opportunities that arise in our competitive environment. A portion of our license revenues is derived from the licensing of our software products through third parties. Also, a portion of our service revenues may be impacted by the level of service provided by third party service providers relating to Internet, telecommunications and power services. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing distributors or develop a sufficient number of future distributors. Distributors may also give higher priority to the licensing or sale of software products and services other than ours (which could include competitors' products and services) or may not devote sufficient resources to marketing our software products and services. The performance of third party distributors and third party service providers is largely outside of our control, and we are unable to predict the extent to which these distributors and service providers will be successful in either marketing and licensing or selling our software products and services or providing adequate Internet, telecommunication and power services so that disruptions and outages are not experienced by our customers. A reduction in strategic partner cooperation or sales efforts, a decline in the number of distributors, a decision by our distributors to discontinue the licensing of our software products or a decline or disruption in third party services could cause users and the general public to perceive our software products and services as inferior and could materially reduce our revenues. In addition, our financial results could be materially adversely affected if the financial condition of our distributors or third party service providers were to weaken. Some of our distributors and third party service providers may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends.
The loss of licenses to use third-party software or the lack of support or enhancement of such software could adversely affect our business
We currently depend upon a limited number of third-party software products. If such software products were not available, we might experience delays or increased costs in the development of our own software products. For a limited number of our product modules, we rely on software products that we license from third parties, including software that is integrated with internally developed software and which is used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms and the related software may not continue to be appropriately supported, maintained or enhanced by the licensors. The loss by us of the license to use, or the inability by licensors to support, maintain or enhance any such software, could result in increased costs, lost revenues or delays until equivalent software is internally developed or licensed from another third party and integrated with our software. Such increased costs, lost revenues or delays could adversely affect our business.
Current and future competitors could have a significant impact on our ability to generate future revenues and profits
The markets for our software products and services are intensely competitive and are subject to rapid technological change and other pressures created by changes in our industry. The convergence of many technologies has resulted in unforeseen competitors arising from companies that were traditionally not viewed as threats to our market position. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens and as additional companies enter our markets, including those competitors who offer solutions similar to ours, but offer it through a different form of delivery. Numerous releases of competitive products have occurred in recent history and are expected to continue in the future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors: (i) develop technologies that are perceived to be substantially equivalent or superior to our technologies; (ii) introduce new competitive products or services; (iii) add new functionality to existing products and services; (iv) acquire competitive products and services; (v) reduce prices; or (vi) form strategic alliances or cooperative relationships with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increasing bargaining power by the consumers of our software products and services, we would need to lower the prices we charge for the products and services we offer. This could result in lower revenues or reduced margins, either of which may materially adversely affect our business and operating results. Moreover, our competitors may affect our business by entering into exclusive arrangements with our existing or potential customers, distributors or third party service providers. Additionally, if prospective consumers choose methods of Information Management delivery different from that which we offer, our business and operating results could also be materially adversely affected.
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

Our existing customers might cancel contracts with us, fail to renew contracts on their renewal dates and/or fail to purchase additional services and products, and we may be unable to attract new customers, which could materially adversely affect our operating results
We depend on our installed customer base for a significant portion of our revenues. We have significant contracts with our license customers for ongoing support and maintenance, as well as significant service contracts that provide recurring services revenues to us. In addition, our installed customer base has historically generated additional new license and services revenues for us. Service contracts are generally renewable at a customer’s option and/or subject to cancellation rights, and there are generally no mandatory payment obligations or obligations to license additional software or subscribe for additional services.
If our customers cancel or fail to renew their service contracts or fail to purchase additional services or products, then our revenues could decrease, and our operating results could be materially adversely affected. Factors influencing such contract terminations and failure to purchase additional services or products could include changes in the financial circumstances of our customers, dissatisfaction with our products or services, our retirement or lack of support for our legacy products and services, our customers selecting or building alternate technologies to replace our products or services, the cost of our products and services as compared to the cost of products and services offered by our competitors, our ability to attract, hire and maintain qualified personnel to meet customer needs, consolidating activities in the market, changes in our customers’ business or in regulation impacting our customers’ business that may no longer necessitate the use of our products or services, general economic or market conditions, or other reasons. Further, our customers could delay or terminate implementations or use of our services and products or be reluctant to migrate to new products. Such customers will not generate the revenues we may have expected within the anticipated timelines, or at all, and may be less likely to invest in additional services or products from us in the future. We may not be able to adjust our expense levels quickly enough to account for any such revenue losses.
Consolidation in the industry, particularly by large, well-capitalized companies, could place pressure on our operating margins which could, in turn, have a material adverse effect on our business
Acquisitions by large, well-capitalized technology companies have changed the marketplace for our software products and services by replacing competitors that are comparable in size to our Company with companies that have more resources at their disposal to compete with us in the marketplace. In addition, other large corporations with considerable financial resources either have products and/or services that compete with our software products and services or have the ability to encroach on our competitive position within our marketplace. These companies have considerable financial resources, channel influence, and broad geographic reach; thus, they can engage in competition with our software products and services on the basis of price, marketing, services or support. They also have the ability to introduce items that compete with our maturing software products and services. The threat posed by larger competitors and their ability to use their better economies of scale to sell competing products and/or services at a lower cost may materially reduce the profit margins we earn on the software products and services we provide to the marketplace. Any material reduction in our profit margin may have a material adverse effect on the operations or finances of our business, which could hinder our ability to raise capital in the public markets at opportune times for strategic acquisitions or for general operational purposes, which may then, in turn, prevent effective strategic growth or improved economies of scale or put us at a disadvantage to our better capitalized competitors.
Our sales to government clients expose us to business volatility and risks, including government budgeting cycles and appropriations, early termination, audits, investigations, sanctions and penalties
We derive revenues from contracts with U.S. and Canadian federal, state, provincial and local governments, and other foreign governments and their respective agencies, which may terminate most of these contracts at any time, without cause. There is increased pressure on governments and their agencies, both domestically and internationally, to reduce spending. Further, our U.S. federal government contracts are subject to the approval of appropriations made by the U.S. Congress to fund the expenditures under these contracts. Similarly, our contracts with U.S. state and local governments, Canadian federal, provincial and local governments and other foreign governments and their agencies are generally subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations that could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.
We may be unable to maintain or expand our base of SMB and consumer customers, which could adversely affect our anticipated future growth and operating results
With the acquisition of Carbonite, we have expanded our presence in the SMB market as well as the consumer market. Expanding in this market may require substantial resources and increased marketing efforts, different to what we are accustomed to. If we are unable to market and sell our solutions to the SMB market and consumers with competitive pricing and in a cost-effective manner, it may harm our ability to grow our revenues and adversely affect our results of operations. In addition, SMBs frequently have limited budgets and are more likely to be significantly affected by economic downturns than larger, more established companies. As such, SMBs may choose to spend funds on items other than our solutions, particularly during difficult economic times, which may hurt our projected revenues, business financial condition and results of operations.
We must continue to manage our internal resources during periods of company growth or our operating results could be adversely affected
The Information Management market in which we compete continues to evolve at a rapid pace. However, there is significant uncertainty on growth from the impact of the COVID-19 pandemic. Moreover, we have grown significantly through acquisitions in the past and expect to continue to review acquisition opportunities as a means of increasing the size and scope of our business. Our growth, coupled with the rapid evolution of our markets, has placed, and will continue to place, significant strains on our administrative and operational resources and increased demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations. In addition, our management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully implement our operational and competitive strategy. If we are unable to manage growth effectively, our operating results will likely suffer, which may, in turn, adversely affect our business.
If we lose the services of our executive officers or other key employees or if we are not able to attract or retain top employees, our business could be significantly harmed
Our performance is substantially dependent on the performance of our executive officers and key employees and there is a risk that we could lose their services, including due to the illness of executive officers and key employees from COVID-19. We do not maintain “key person” life insurance policies on any of our employees. Our success is also highly dependent on our continuing ability to identify, hire, train, retain and motivate highly qualified management, technical, sales and marketing personnel. In particular, the recruitment and retention of top research developers and experienced salespeople, particularly those with specialized knowledge, remains critical to our success, including providing consistent and uninterrupted service to our customers. Competition for such people is intense, substantial and continuous, and we may not be able to attract, integrate or retain highly qualified technical, sales or managerial personnel in the future. In our effort to attract and retain critical personnel, we may experience increased compensation costs that are not offset by either improved productivity or higher prices for our software products or services. In addition, the loss of the services of any of our executive officers or other key employees could significantly harm our business, operating results and financial condition.
Our compensation structure may hinder our efforts to attract and retain vital employees
A portion of our total compensation program for our executive officers and key personnel includes the award of options to buy our Common Shares. If the market price of our Common Shares performs poorly, such performance may adversely affect our ability to retain or attract critical personnel. In addition, any changes made to our stock option policies, or to any other of our compensation practices, which are made necessary by governmental regulations or competitive pressures, could adversely affect our ability to retain and motivate existing personnel and recruit new personnel. For example, any limit to total compensation that may be prescribed by the government or applicable regulatory authorities or any significant increases in personal income tax levels levied in countries where we have a significant operational presence may hurt our ability to attract or retain our executive officers or other employees whose efforts are vital to our success. Additionally, payments under our long-term incentive plans (the details of which are described in Item 11 of this Annual Report on Form 10-K) are dependent to a significant extent upon the future performance of our Company both in absolute terms and in comparison to similarly situated companies. Any failure to achieve the targets set under our long-term incentive plan could significantly reduce or eliminate payments made under this plan, which may, in turn, materially and adversely affect our ability to retain the key personnel paid under this plan.
Risks Related to Acquisitions
Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results
The growth of our Company through the successful acquisition and integration of complementary businesses is a critical component of our corporate strategy. As a result of the continually evolving marketplace in which we operate, we regularly evaluate acquisition opportunities and at any time may be in various stages of discussions with respect to such opportunities. We plan to continue to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy and disciplined financial management. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of solutions, as well as to add new solutions to our portfolio. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; and (iv) diversion of management's attention from other business concerns. Moreover, these transactions could involve: (i) substantial investment of funds or financings by issuance of debt or equity or equity-related securities; (ii) substantial investment with respect to technology transfers and operational integration; and (iii) the acquisition or disposition of product lines or businesses. Also, such activities could result in charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance or assumption of debt, which could have a negative impact on the credit ratings of our outstanding debt securities or the market price of our Common Shares. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our Company. Any such activity may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. In addition, while we conduct due diligence prior to consummating an acquisition, joint venture or business collaboration, such diligence may not identify all material issues associated with such activities. We may also experience unanticipated difficulties identifying suitable new acquisition candidates that are available for purchase at reasonable prices. Even if we are able to identify such candidates, we may be unable to consummate an acquisition on suitable terms. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability (i) to take advantage of growth opportunities for our business or for our products and services, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results and financial condition. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges associated with any acquisition or investment activity, may materially adversely impact our results of operations and financial condition which, in turn, may have a material adverse effect on the market price of our Common Shares or credit ratings of our outstanding debt securities.
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
We may be unable to successfully integrate acquired businesses or do so within the intended timeframes, which could have an adverse effect on our financial condition, results of operations and business prospects
Our ability to realize the anticipated benefits of acquired businesses will depend, in part, on our ability to successfully and efficiently integrate acquired businesses and operations with our own. The integration of acquired businesses with our existing business will be complex, costly and time-consuming, and may result in additional demands on our resources, systems, procedures and controls, disruption of our ongoing business, and diversion of management’s attention from other business concerns. Although we cannot be certain of the degree and scope of operational and integration problems that may arise, the difficulties and risks associated with the integration of acquired businesses may include, among others:
•the increased scope and complexity of our operations;
•coordinating geographically separate organizations, operations, relationships and facilities;
•integrating (i) personnel with diverse business backgrounds, corporate cultures and management philosophies, and (ii) the standards, policies and compensation structures, as well as the complex systems, technology, networks and other assets, of the businesses;
•preserving important strategic and customer relationships;
•retention of key employees;
•the possibility that we may have failed to discover obligations of acquired businesses or risks associated with those businesses during our due diligence investigations as part of the acquisition, which we, as a successor owner, may be responsible for or subject to; and

•provisions in contracts with third parties that may limit flexibility to take certain actions.
As a result of these difficulties and risks, we may not accomplish the integration of acquired businesses smoothly, successfully or within our budgetary expectations and anticipated timetables, which may result in a failure to realize some or all of the anticipated benefits of our acquisitions.
Loss of key personnel could impair the integration of acquired businesses, lead to loss of customers and a decline in revenues, or otherwise could have an adverse effect on our operations
Our success as a combined business with any prior or future acquired businesses will depend, in part, upon our ability to retain key employees, especially during the integration phase of the businesses. It is possible that the integration process could result in current and prospective employees of ours and the acquired business to experience uncertainty about their future roles with us, which could have an adverse effect on our ability to retain or recruit key managers and other employees. If, despite our retention and recruiting efforts, key employees depart, the loss of their services and their experience and knowledge regarding our business or an acquired business could have an adverse effect on our future operating results and the successful ongoing operation of our businesses.
Risks Related to Laws and Regulatory Compliance
Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years' items, the impact of transactions we complete, future levels of research and development spending, changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments, changes in the overall mix of income among the different jurisdictions in which we operate and changes in overall levels of income before taxes. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements, and/or any internal restructuring initiatives we may implement from time to time to streamline our operations, can have a material impact on our effective income tax rate.
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
For more information on tax audits to which we are subject, see notes 14 "Guarantees and Contingencies" and 15 "Income Taxes" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
As part of the ongoing audit of our Canadian tax returns by the Canada Revenue Agency (CRA), we have received notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 and the CRA is currently auditing Fiscal 2017. An adverse outcome of these ongoing audits could have a material adverse effect on our financial position and results of operations.
As part of its ongoing audit of our Canadian tax returns, the CRA has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2021, in connection with the CRA’s reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $74 million. As of June 30, 2021, we have provisionally paid approximately $28 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on our Consolidated Balance Sheets as of June 30, 2021.
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
We strongly disagree with the CRA’s positions and believe the reassessments of Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 (including any penalties) are without merit. We have filed notices of objection for Fiscal 2012,

Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. We are currently seeking competent authority consideration under applicable international treaties in respect of these reassessments.
Even if we are unsuccessful in challenging the CRA’s reassessments to increase our taxable income for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, we have elective deductions available for those years (including carry-backs from later years) that would offset such increased amounts so that no additional cash tax would be payable, exclusive of any assessed penalties and interest, as described above.
The CRA is also currently auditing Fiscal 2017 on a basis that we strongly disagree with and will vigorously contest. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. In conjunction with the Fiscal 2017 audit, the CRA issued a proposal letter dated April 7, 2021 (Proposal Letter) indicating to us that it proposes to reduce the depreciable basis of these assets. We are currently engaged in dialogue with the CRA regarding the 2017 audit and expect to be making extensive submissions in support of our position shortly. CRA’s currently-proposed position for Fiscal 2017 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s currently-proposed position for Fiscal 2017 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. If the CRA determines to reassess on the basis of its position set forth in the Proposal Letter and we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and intend to vigorously defend our original filing position.
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments, as well as any proposed reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Annual Report on Form 10-K, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Consolidated Financial Statements. However, an adverse outcome of any of these reassessments or proposed reassessment could have a material adverse effect on our financial position and results of operations. The CRA has also advised us that they are currently in preliminary stages of auditing Fiscal 2018 and Fiscal 2019.
For further details on these and other tax audits to which we are subject, see notes 14 “Guarantees and Contingencies” and 15 “Income Taxes” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, may adversely impact our business
Our business depends on the processing of personal data, including data transfer between our affiliated entities, to and from our business partners and customers, and with third-party service providers. The laws and regulations relating to personal data constantly evolve, as federal, state and foreign governments continue to adopt new measures addressing data privacy and processing (including collection, storage, transfer, disposal and use) of personal data. Moreover, the interpretation and application of many existing or recently enacted privacy and data protection laws and regulations in the European Union, the U.S. and elsewhere are uncertain and fluid, and it is possible that such laws and regulations may be interpreted or applied in a manner that is inconsistent with our existing data management practices or the features of our products and services. Any such new laws or regulations, any changes to existing laws and regulations and any such interpretation or application may affect demand for our products and services, impact our ability to effectively transfer data across borders in support of our business operations or increase the cost of providing our products and services. Additionally, any actual or perceived breach of such laws or regulations may subject us to claims and may lead to administrative, civil or criminal liability, as well as reputational harm to our Company and our employees. We could also be required to fundamentally change our business activities and practices, or modify our products and services, which could have an adverse effect on our business.
In the U.S., various laws and regulations apply to the collection, processing, transfer, disposal, unauthorized disclosure and security of personal data. For example, data protection laws passed by all states within the U.S. require notification to users when there is a security breach for personal data. Additionally, the Federal Trade Commission (FTC) and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, transfer and security of data. The U.S. Congress and state legislatures, along with federal regulatory authorities, have recently increased their attention to matters concerning personal data, and this may result in new legislation which could increase the cost of compliance. For example, the California Consumer Privacy Act of 2018 (CCPA) came into effect on January 1, 2020. The CCPA requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to access and request deletion of their data and opt out of certain data sharing with third parties and provides a new private right of action for data breaches. Violations of the CCPA are enforced by the California Attorney General with sizeable civil penalties, particularly for violations that impact large numbers of consumers. Further, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (CPRA), which significantly modifies the CCPA with additional data privacy compliance requirements, expands consumers' rights with respect to certain sensitive personal information and establishes a regulatory agency dedicated to enforcing the requirements of the CCPA and CPRA. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us or our clients.
Some of our operations are subject to the European Union’s General Data Protection Regulation (GDPR), which took effect from May 25, 2018, including as it forms part of the United Kingdom's retained EU law (as defined in the European Union (Withdrawal) Act 2018). The GDPR introduces a number of new obligations for subject companies and we will need to continue dedicating financial resources and management time to GDPR compliance. The GDPR enhances the obligations placed on companies that control or process personal data including, for example, expanded disclosures about how personal data is to be used, new mechanisms for obtaining consent from data subjects, new controls for data subjects with respect to their personal data (including by enabling them to exercise rights to erasure and data portability), limitations on retention of personal data and mandatory data breach notifications. Additionally, the GDPR places companies under new obligations relating to data transfers and the security of the personal data they process. The GDPR provides that supervisory authorities in the European Union may impose administrative fines for certain infringements of the GDPR of up to EUR 20,000,000, or 4% of an undertaking’s total, worldwide, annual turnover of the preceding financial year, whichever is higher. Individuals who have suffered damage as a result of a subject company’s non-compliance with the GDPR also have the right to seek compensation from such company. Given the breadth of the GDPR, compliance with its requirements is likely to continue to require significant expenditure of resources on an ongoing basis, and there can be no assurance that the measures we have taken for the purposes of compliance will be successful in preventing violation of the GDPR. Given the potential fines, liabilities and damage to our reputation in the event of an actual or perceived violation of the GDPR, such a violation may have a material adverse effect on our business and operations. In light of the recent decision of the Court of Justice of the European Union in Data Protection Commissioner vs Facebook Ireland Limited and Maximillian Schrems (C-311/118), there is currently ongoing uncertainty with respect to the legality of certain transfers of personal data from the European Economic Area (EEA) and the United Kingdom to so-called "third countries" outside the EEA, including the U.S. and Canada. In addition to the increased legal risk in the event of any such transfers, additional costs might also need to be incurred in order to implement necessary safeguards to comply with GDPR.
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
Privacy-related claims or lawsuits initiated by governmental bodies, customers or other third parties, whether meritorious or not, could be time consuming, result in costly regulatory proceedings, litigation, penalties, fines, or other potential liabilities, or require us to change our business practices, sometimes in expensive ways. Unfavorable publicity regarding our privacy practices could damage our reputation, harm our ability to keep existing customers or attract new customers or otherwise adversely affect our business, assets, revenue and brands.
Certain of our products may be perceived as, or determined by the courts to be, a violation of privacy rights and related laws. Any such perception or determination could adversely affect our revenues and results of operations.
Because of the nature of certain of our products, including those relating to digital investigations, potential customers and purchasers of our products or the general public may perceive that the use of these products results in violations of individual privacy rights. In addition, certain courts or regulatory authorities could determine that the use of our software solutions or other products is a violation of privacy laws, particularly in jurisdictions outside of the United States. Any such determination or perception by potential customers and purchasers, the general public, government entities or the judicial system could harm our reputation and adversely affect our revenues and results of operations.

Risks Related to our Financial Condition
We may not generate sufficient cash flow to satisfy our unfunded pension obligations
Through our acquisitions, we have assumed certain unfunded pension plan liabilities. We will be required to use the operating cash flow that we generate in the future to meet these obligations. As a result, our future net pension liability and cost may be materially affected by the discount rate used to measure these pension obligations and by the longevity and actuarial profile of the relevant workforce. A change in the discount rate may result in a significant increase or decrease in the valuation of these pension obligations, and these changes may affect the net periodic pension cost in the year the change is made and in subsequent years. We cannot assure that we will generate sufficient cash flow to satisfy these obligations. Any inability to satisfy these pension obligations may have a material adverse effect on the operational and financial health of our business.
For more information on our pension obligations, see note 12 "Pension Plans and Other Post Retirement Benefits" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item “Other income (expense) net” for Fiscal 2021, Fiscal 2020 and Fiscal 2019 were ($1.3) million, ($4.2) million, and ($4.3) million, respectively. While we use derivative financial instruments to attempt to reduce our net exposure to currency exchange rate fluctuations, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could materially affect our financial results. These risks and their potential impacts may be exacerbated by the ongoing COVID-19 pandemic, Brexit, as defined below, and any policy changes, including those resulting from trade and tariff disputes. See "The COVID-19 pandemic has and is expected to further negatively affect our business, operations and financial performance" and “The impact of Brexit could adversely affect us”.
Our indebtedness could limit our operations and opportunities
Our debt service obligations could have an adverse effect on our earnings and cash flows for as long as the indebtedness is outstanding, which could reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes.
As of June 30, 2021, our credit facilities consisted of a $1.0 billion term loan facility (Term Loan B) and a $750 million committed revolving credit facility (the Revolver). Borrowings under Term Loan B and the Revolver, if any, are or will be secured by a first charge over substantially all of our assets.
Repayments made under Term Loan B are equal to 0.25% of the original principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. As of June 30, 2021, we had no outstanding balance under the Revolver. The terms of Term Loan B and the Revolver include customary restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests. These restrictive covenants include certain limitations on our ability to make investments, loans and acquisitions, incur additional debt, incur liens and encumbrances, consolidate, amalgamate or merge with any other person, dispose of assets, make certain restricted payments, including a limit on dividends on equity securities or payments to redeem, repurchase or retire equity securities or other indebtedness, engage in transactions with affiliates, materially alter the business we conduct, and enter into certain restrictive agreements. Term Loan B and the Revolver includes a financial covenant relating to a maximum consolidated net leverage ratio, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions. Our failure to comply with any of the covenants that are included in Term Loan B and the Revolver could result in a default under the terms thereof, which could permit the lenders thereunder to declare all or part of any outstanding borrowings to be immediately due and payable.
As of June 30, 2021, we also have $850 million in aggregate principal amount of our 5.875% senior unsecured notes due 2026 (Senior Notes 2026), $900 million in aggregate principal amount of 3.875% Senior Notes due 2028 (Senior Notes 2028) and $900 million in aggregate principal amount of 4.125% Senior Notes due 2030 (Senior Notes 2030 and together with the Senior Notes 2028 and Senior Notes 2026, the Senior Notes) outstanding, respectively issued in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions pursuant to

Regulation S under the Securities Act. Our failure to comply with any of the covenants that are included in the indentures governing the Senior Notes could result in a default under the terms thereof, which could result in all or a portion of the Senior Notes to be immediately due and payable.
Our Term Loan B and Revolver have variable rates of interest, some of which use London Inter-Bank Offered Rate (LIBOR) as a benchmark. All CHF, EUR, GBP, and JPY LIBOR settings and the one-week and two-month USD LIBOR setting will either cease to be provided by any administrator or no longer continue to be representative after December 31, 2021 and the remaining USD LIBOR settings will either cease to be provided by any administrator or no longer continue to be representative after June 30, 2023. As a result, any financial instruments or agreements using LIBOR as a benchmark interest rate may be adversely affected. This discontinuance of LIBOR may exacerbate the risk to us of increased interest rates, and our business, prospects, financial condition and results of operations could be materially adversely affected. Although our Term Loan B and Revolver include mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate in place of LIBOR, no assurance can be made that such alternative rate will perform in a manner similar to LIBOR and may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.
The risks discussed above would be increased to the extent that we engage in acquisitions that involve the incurrence of material additional debt, or the acquisition of businesses with material debt, and such incurrences or acquisitions could potentially negatively impact the ratings or outlook of the rating agencies on our outstanding debt securities and the market price of our common shares.
For more information on our indebtedness, see note 11 "Long-Term Debt" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Risks Related to Ownership of our Common Stock
Our revenues and operating results are likely to fluctuate, which could materially impact the market price of our Common Shares
We experience significant fluctuations in revenues and operating results caused by many factors, including:
•Impact of the ongoing COVID-19 pandemic and actual or potential resurgences on our business and on general economic and business conditions;
•Changes in the demand for our software products and services and for the products and services of our competitors;
•The introduction or enhancement of software products and services by us and by our competitors;
•Market acceptance of our software products, enhancements and/or services;
•Delays in the introduction of software products, enhancements and/or services by us or by our competitors;
•Customer order deferrals in anticipation of upgrades and new software products;
•Changes in the lengths of sales cycles;
•Changes in our pricing policies or those of our competitors;
•Delays in software product implementation with customers;
•Change in the mix of distribution channels through which our software products are licensed;
•Change in the mix of software products and services sold;
•Change in the mix of international and North American revenues;
•Changes in foreign currency exchange rates, LIBOR and other applicable interest rates (including the expected replacement of LIBOR as a benchmark rate);
•Acquisitions and the integration of acquired businesses;
•Restructuring charges taken in connection with any completed acquisition or otherwise;
•Outcome and impact of tax audits and other contingencies;
•Investor perception of our Company;
•Changes in earnings estimates by securities analysts and our ability to meet those estimates;
•Changes in laws and regulations affecting our business, including data privacy and cybersecurity laws and regulations;
•Changes in general economic and business conditions, including the impact of the COVID-19 pandemic and the resulting supply chain disruptions and global micro-chip shortages; and
•Changes in general political developments, such as the impact of Brexit, changes to international trade policies and policies taken to stimulate or to preserve national economies.

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
Changes in the market price of our Common Shares and credit ratings of our outstanding debt securities could lead to losses for shareholders and debt holders
The market price of our Common Shares and credit ratings of our outstanding debt securities are subject to fluctuations. Such fluctuations in market price or credit ratings may continue in response to: (i) quarterly and annual variations in operating results; (ii) announcements of technological innovations or new products or services that are relevant to our industry; (iii) changes in financial estimates by securities analysts; (iv) changes to the ratings or outlook of our outstanding debt securities by rating agencies; (v) impacts of the COVID-19 pandemic and related economic conditions or (vi) other events or factors. In addition, financial markets experience significant price and volume fluctuations that particularly affect the market prices of equity securities of many technology companies. These fluctuations have often resulted from the failure of such companies to meet market expectations in a particular quarter, and thus such fluctuations may or may not be related to the underlying operating performance of such companies. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our Common Shares or the credit ratings of our outstanding debt securities. Additionally, short sales, hedging and other derivative transactions in our Common Shares and technical factors in the public trading market for our Common Shares may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our Common Shares, access to margin debt, trading in options and other derivatives on our Common Shares and other technical trading factors. Occasionally, periods of volatility in the market price of a company's securities may lead to the institution of securities class action litigation against a company. If we are subject to such volatility in our market price, we may be the target of such securities litigation in the future. Such legal action could result in substantial costs to defend our interests and a diversion of management's attention and resources, each of which would have a material adverse effect on our business and operating results.
General Risks
Unexpected events may materially harm our ability to align when we incur expenses with when we recognize revenues
We incur operating expenses based upon anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in recognizing revenues from transactions related to these expenses (such a delay may be due to the factors described herein or it may be due to other factors) could cause significant variations in operating results from quarter to quarter and could materially reduce operating income. If these expenses are not subsequently matched by revenues, our business, financial condition, or results of operations could be materially and adversely affected.
We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors
Our revenues and particularly our new software license revenues are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. Sales forecasts may be particularly inaccurate or unpredictable given the extraordinary nature of the COVID-19 pandemic. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. By reviewing the status of outstanding sales proposals to our customers and potential customers, we make an estimate as to when a customer will make a purchasing decision involving our software products. These estimates are aggregated periodically to make an estimate of our sales pipeline, which we use as a guide to plan our activities and make internal financial forecasts. Our sales pipeline is only an estimate and may be an unreliable predictor of actual sales activity, both in a particular quarter and over a longer period of time. Many factors may affect actual sales activity, such as weakened economic conditions, which may cause our customers and potential customers to delay, reduce or cancel information technology-related purchasing decisions and the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms from us. If actual sales activity differs from our pipeline estimate, then we may have planned our activities and budgeted incorrectly, and this may adversely affect our business, operating results and financial condition. In addition, for newly acquired companies, we have limited ability to immediately predict how their pipelines will convert into sales or revenues following the acquisition and their conversion rate post-acquisition may be quite different from their historical conversion rate.

Our international operations expose us to business, political and economic risks that could cause our operating results to suffer
We intend to continue to make efforts to increase our international operations and anticipate that international sales will continue to account for a significant portion of our revenues. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, differences in business practices, compliance with domestic and foreign laws (including without limitation domestic and international import and export laws and regulations and the Foreign Corrupt Practices Act, including potential violations by acts of agents or other intermediaries), costs related to localizing products for foreign markets, costs related to translating and distributing software products in a timely manner, costs related to increased financial accounting and reporting burdens and complexities, longer sales and collection cycles for accounts receivables, failure of laws or courts to protect our intellectual property rights adequately, local competition, and economic or political instability and uncertainties, including inflation, recession, interest rate fluctuations and actual or anticipated military or geopolitical conflicts. International operations also tend to be subject to a longer sales and collection cycle. In addition, regulatory limitations regarding the repatriation of earnings may adversely affect the transfer of cash earned from international operations. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. Additionally, international earnings may be subject to taxation by more than one jurisdiction, which may materially adversely affect our effective tax rate. Also, international expansion may be difficult, time consuming, and costly. These risks and their potential impacts may be exacerbated by the ongoing COVID-19 pandemic and Brexit. See "The COVID-19 pandemic has and is expected to further negatively affect our business, operations and financial performance" and “The impact of Brexit could adversely affect us.” As a result, if revenues from international operations do not offset the expenses of establishing and maintaining international operations, our business, operating results and financial condition will suffer.
The impact of Brexit could adversely affect us
The June 2016 United Kingdom referendum on its membership in the EU resulted in a majority of United Kingdom voters voting to exit the EU (Brexit) and on January 31, 2020, the United Kingdom withdrew from the EU. On December 24, 2020, a new trade agreement was concluded between the EU and the United Kingdom (TCA), which took effect on May 1, 2021. The TCA is complex and a number of sectors are not comprehensively included within its scope. Furthermore, certain provisions within the TCA apply on a phased basis and anticipate further agreements between the United Kingdom and the EU. Accordingly, aspects of the UK-EU relationship may be subject to uncertainties and future disagreements between the United Kingdom and the EU. We have operations in the United Kingdom and the EU, and as a result, we face risks associated with the continued uncertainty and disruptions that have resulted from Brexit, including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the United Kingdom. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Disruptions and uncertainty caused by Brexit may also cause our customers to closely monitor their costs and reduce their spending budget on our products and services. Continued uncertainty as to the terms of Brexit may result in heightened near term economic volatility. While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict its future implications. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the United Kingdom conducts, and could adversely affect our business, operating results and financial condition.
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
Our operating results could be adversely affected by any weakening of economic conditions
Our overall performance depends in part on worldwide economic conditions. Certain economies have experienced periods of downturn as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment, volatility in commodity prices and worldwide stock markets, excessive government debt and disruptions to global trade or tariffs. The severity and length of time that a downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery, are unknown and are beyond our control. Recently, COVID-19, Brexit and its impact on the United Kingdom and the EU, as well as any policy changes resulting from trade and tariff disputes, have raised additional concerns regarding economic uncertainties. Moreover, any instability in the global economy affects countries in different ways, at different times and with varying severity, which makes the impact to our business complex and unpredictable. During such downturns, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted or conditions could result in reductions in the licensing of our software products and the sale of cloud and other services, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivables, slower adoption of new technologies and increased price competition. In addition, deterioration of the global credit markets could adversely impact our ability to complete licensing transactions and services transactions, including maintenance and support renewals. Any of these events, as well as a general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending, could delay or decrease our revenues and therefore have a material adverse effect on our business, operating results and financial condition. For more information regarding the impact of COVID-19 on our business and global economic conditions, see "The COVID-19 pandemic has and is expected to further negatively affect our business, operations and financial performance" and "The impact of the COVID-19 pandemic continues to create significant uncertainty in the global economy and for our business, operations and financial performance".
Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against
Financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, material increases in LIBOR or other applicable interest rate benchmarks may increase the debt payment costs for our credit facilities such as our Term Loan B and the Revolver that have variable rates of interest, some of which use LIBOR as a benchmark. All CHF, EUR, GBP, and JPY LIBOR settings and the one-week and two-month USD LIBOR settings will either cease to be provided by any administrator or no longer continue to be representative after December 31, 2021 and the remaining USD LIBOR settings will either cease to be provided by any administrator or no longer continue to be representative after June 30, 2023. As a result, any financial instruments or agreements using LIBOR as a benchmark interest rate may be adversely affected. Furthermore, we may need to amend our variable rate debt agreements to replace LIBOR with a new reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (ARRC), a steering committee comprised of large U.S. financial institutions has settled on the establishment of Secured Overnight Financing Rate (SOFR), a new index calculated by short term repurchase agreements backed by Treasury securities, as its recommended alternative to U.S. dollar LIBOR. Although our Term Loan B and Revolver include mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate in place of LIBOR, no assurance can be made that such alternative rate will perform in a manner similar to LIBOR and may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect. Credit contraction in financial markets may hurt our ability to access credit in the event that we identify an acquisition opportunity or require significant access to credit for other reasons. Similarly, volatility in the market price of our Common Shares due to seemingly unrelated financial developments could hurt our ability to raise capital for the financing of acquisitions or other reasons. Potential price inflation caused by an excess of liquidity in countries where we conduct business may increase the cost we incur to provide our solutions and may reduce profit margins on agreements that govern the licensing of our software products and/or the sale of our services to customers over a multi-year period. A reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of our customer base such as the public sector. As a result, these customers may need to reduce their licensing of our software products or their purchases of our services, or we may experience greater difficulty in receiving payment for the licenses and services that these customers purchase from us. Any of these events, or any other events caused by turmoil in world financial markets, may have a material adverse effect on our business, operating results and financial condition.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel, totaling approximately 0.3 million square feet of owned facilities and approximately 2.4 million square feet of leased facilities.
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
Leased Facilities
The following table sets forth the location and approximate square footage of our leased facilities:

Square Footage
Americas (1)	1,262,000
EMEA (2)	476,000
Asia Pacific (3)	695,000
Total	2,433,000
(1) Americas consists of countries in North, Central and South America.
(2) EMEA consists of countries in Europe, the Middle East and Africa.
(3) Asia Pacific primarily consists of Japan, Australia, China, Korea, Philippines, Singapore, India and New Zealand.
Included in the total approximate square footage of leased facilities is approximately 2.0 million square feet of operational space and approximately 0.4 million square feet of vacated space which has either been sublet or is being actively marketed for sublease or disposition.
Item 3.    Legal Proceedings
In the normal course of business, we are subject to various legal claims, as well as potential legal claims. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of these matters will not have a materially adverse effect on our consolidated results of operations or financial conditions.
For more information regarding litigation and the status of certain regulatory and tax proceedings, please refer to Part I, Item 1A "Risk Factors" and to note 14 “Guarantees and Contingencies” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
On June 30, 2021, the closing price of our Common Shares on the NASDAQ was $50.80 per share, and on the TSX was Canadian $62.95 per share.
As at June 30, 2021, we had 350 shareholders of record holding our Common Shares of which 299 were U.S. shareholders.
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
Share Repurchase Plan / Normal Course Issuer Bid
On November 5, 2020, the Board authorized a share repurchase plan, pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2020, up to an aggregate of $350 million of our Common Shares on the NASDAQ Global Select Market, the TSX and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the “Repurchase Plan”). The price that we will pay for Common Shares in open market transactions will be the market price at the time of purchase or such other price as may be permitted by applicable law or stock exchange rules.
The Repurchase Plan will be effected in accordance with Rule 10b-18 under the Exchange Act. Purchases made under the Repurchase Plan will be subject to a limit of 13,618,774 shares (representing 5% of the Company’s issued and outstanding Common Shares as of November 4, 2020). All Common Shares purchased by us pursuant to the Repurchase Plan will be cancelled.
During the year ended June 30, 2021, we repurchased and cancelled 2,500,000 Common Shares for $119.1 million under the Repurchase Plan.
Normal Course Issuer Bid
The Company established a Normal Course Issuer Bid (the NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the NCIB pursuant to which the Company may purchase Common Shares over the TSX for the period commencing November 12, 2020 until November 11, 2021 in accordance with the TSX's normal course issuer bid rules, including that such purchases are to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 13,618,774 (representing 5% of the Company’s issued and outstanding Common Shares as of November 4, 2020), and the maximum number of Common Shares that may be purchased on a single day is 143,424 Common Shares, which is 25% of 573,699 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31, 2020), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18.

Stock Purchases
During the three months ended June 30, 2021, we made the following repurchases under the Repurchase Plan.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
04/01/21 to 04/30/21	—	$—	—	—
05/01/21 to 05/31/21	522,040	$46.48	522,040	13,096,734
06/01/21 to 06/30/21	1,977,960	$47.95	1,977,960	11,118,774
Total	2,500,000	$47.64	2,500,000	11,118,774
Stock Performance Graph and Cumulative Total Return
The following graph compares the five year period ending June 30, 2021, the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:
•an index of companies in the software application industry (S&P North American Technology-Software Index);
•the NASDAQ Composite Index; and
•the S&P/TSX Composite Index.
The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2016, as compared with the cumulative return on a $100 investment in the S&P North American Technology-Software Index, the NASDAQ Composite Index and the S&P/TSX Composite Index (the Indices) made on the same day. Dividends declared on securities comprising the respective Indices and declared on our Common Shares are assumed to be reinvested. The performance of our Common Shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

The chart below provides information with respect to the value of $100 invested on June 30, 2016 in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

	June 30, 2016	June 30, 2017	June 30, 2018	June 30, 2019	June 30, 2020	June 30, 2021
Open Text Corporation	$100.00	$108.22	$122.73	$146.10	$153.20	$186.36
S&P North American Technology-Software Index	$100.00	$130.74	$175.31	$211.48	$274.62	$376.51
NASDAQ Composite	$100.00	$128.30	$158.57	$170.91	$216.96	$315.10
S&P/TSX Composite	$100.00	$110.94	$121.04	$126.20	$118.71	$174.39
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
If a U.S. holder receives foreign currency on a distribution that is not converted into U.S. dollars on the date of receipt, the U.S. holder will have a tax basis in the foreign currency equal to its U.S. dollar value on the date the dividends are received or treated as received. Any gain or loss recognized upon a subsequent sale or other disposition of the foreign currency, including an exchange for U.S. dollars, will generally be U.S. source ordinary income or loss.
Subject to limitations and conditions under the Code and applicable U.S. Treasury Regulations, a U.S. holder may be able to claim a foreign tax credit in respect of the amount of Canadian income tax withheld from dividends paid to such U.S. holder. Alternatively, the U.S. holder may deduct such Canadian income taxes from its U.S. federal taxable income, provided that the U.S. holder elects to deduct rather than credit all foreign income taxes for the relevant taxable year.
For purposes of determining a U.S. holder’s U.S. foreign tax credit limitation, dividends paid by the Company generally will be treated as “passive category” income from sources outside the United States. However, if the Company were to be treated as a United States-owned foreign corporation for any year, the portion of the dividends paid in that year that is attributable to the Company’s United States-source earnings and profits may be re-characterized as United States-source income for foreign tax credit purposes. A United States-owned foreign corporation is any foreign corporation when 50% or more of the value or voting power of its stock is owned by United States persons (directly, indirectly or by attribution). The Company does not expect to calculate its earnings and profits under U.S. federal income tax principles. Therefore, the effect of this rule may cause dividends paid by the Company to be treated as entirely from sources within the United States. This could limit a U.S. holder’s ability to claim a foreign tax credit for any Canadian taxes withheld from the dividends. A U.S. holder entitled to benefits under the Convention may, however, elect to treat dividends paid by the Company as foreign source income for foreign tax credit purposes, subject to certain requirements. The foreign tax credit rules are complex. U.S. holders should consult their own tax advisors with respect to the implications of those rules for their investments in the Common Shares.
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
Passive Foreign Investment Company Rules
Special U.S. federal income tax rules apply to U.S. persons owning shares of a PFIC. The Company will be classified as a PFIC in a particular taxable year if either: (i) 75 percent or more of the Company’s gross income for the taxable year is passive income, or (ii) the average percentage of the value of the Company’s assets that produce or are held for the production of passive income is at least 50 percent. If the Company is treated as a PFIC for any year, U.S. holders may be subject to adverse tax consequences upon a sale, exchange, or other disposition of the Common Shares, or upon the receipt of certain “excess distributions” in respect of the Common Shares. Dividends paid by a PFIC are not qualified dividends eligible for taxation at preferential rates. Based on audited consolidated financial statements, we believe that the Company was not treated as a PFIC for U.S. federal income tax purposes with respect to its 2020 or 2021 taxable years. In addition, based on a review of the Company’s audited consolidated financial statements and its current expectations regarding the value and nature of its assets and the sources and nature of its income, the Company does not anticipate being treated as a PFIC for the 2022 taxable year.

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
Item 6.     Selected Financial Data
The following table summarizes our selected consolidated financial data for the periods indicated. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income and balance sheet data for each of the five fiscal years indicated below has been derived from our audited Consolidated Financial Statements. Over the last five fiscal years we have acquired a number of companies including, but not limited to Carbonite, Liaison, Guidance, ECD Business, and CCM Business. The results of these companies and all of our other acquired companies have been included herein and have contributed to the growth in our revenues, net income and net income per share and such acquisitions affect period-to-period comparability.

	Fiscal Year Ended June 30,
	2021	2020	2019	2018	2017
(In thousands, except per share data)
Statement of Income Data:
Revenues(1)	$3,386,115	$3,109,736	$2,868,755	$2,815,241	$2,291,057
Net income, attributable to OpenText(1)(2)	$310,672	$234,225	$285,501	$242,224	$1,025,659
Net income per share, basic, attributable to OpenText(1)	$1.14	$0.86	$1.06	$0.91	$4.04
Net income per share, diluted, attributable to OpenText(1)	$1.14	$0.86	$1.06	$0.91	$4.01
Weighted average number of Common Shares outstanding, basic	272,533	270,847	268,784	266,085	253,879
Weighted average number of Common Shares outstanding, diluted	273,479	271,817	269,908	267,492	255,805
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
(2) Fiscal 2017 included a significant one-time tax benefit of $876.1 million recorded in the first quarter of Fiscal 2017.

	As of June 30,
	2021	2020	2019	2018	2017
Balance Sheet Data:
Total Assets(1)	$9,609,336	$10,234,822	$7,933,975	$7,765,029	$7,480,562
Total Long-term liabilities	$4,147,979	$4,323,880	$3,034,588	$3,053,172	$2,820,200
Cash dividends per Common Share	$0.7770	$0.6984	$0.6300	$0.5478	$0.4770
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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, "might", "will" and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal year beginning July 1, 2021 and ending June 30, 2022 (Fiscal 2022) and July 1, 2022 and ending June 30, 2023 (Fiscal 2023) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and business planning process; (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases and the timing thereof; (viii) the Company’s financial conditions, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) acquisitions and their expected impact; (xxiii) tax audits, including expected payments in connection with the IRS Settlement (as defined below); and (xxiv) other matters.
In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. The forward-looking statements contained in this report are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general economic and market conditions, currency exchange rates, and interest rates, including potential for inflation and rising interest rates; (iv) equity and debt markets continuing to provide us with access to capital; (v) our continued ability to identify, source and finance attractive and executable business combination opportunities; and (vi) our continued ability to avoid infringing third party intellectual property rights. Management’s estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct.
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
All dollar and percentage comparisons made herein refer to the year ended June 30, 2021 (Fiscal 2021) compared with the year ended June 30, 2020 (Fiscal 2020), unless otherwise noted. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2020 for a comparative discussion of our Fiscal 2020 financial results as compared to Fiscal 2019.
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.
EXECUTIVE OVERVIEW
At OpenText, we believe information and knowledge make business and people better. We are an Information Management company that provides software and services that empower digital businesses of all sizes to become more intelligent, secure and connected. Our innovations maximize the strategic benefits of data and content for our customers, strengthening their productivity, growth and competitive advantage.
Our comprehensive Information Management platform and services provide secure and scalable solutions for global companies, small and medium-sized businesses (SMB), governments and consumers around the world. We have a complete and integrated portfolio of Information Management solutions delivered at scale in the OpenText Cloud, helping organizations master modern work, power modern experiences and optimize their digital supply chains. To do this, we bring together our Content Cloud, Business Network Cloud, Experience Cloud, Security and Protection Cloud and Developer Cloud. We also accelerate information modernization with intelligent tools and services for moving off paper, automating classification and building clean data lakes for Artificial Intelligence (AI), analytics and automation.
We are fundamentally integrated into the parts of our customers' businesses that matter, so they can securely manage the complexity of information flow end to end. Through automation and AI, we connect, synthesize and deliver information where it is needed to drive new efficiencies, experiences and insights. We make information more valuable by connecting it to digital business processes, enriching it with capture and analytics, protecting and securing it throughout its entire lifecycle, and leveraging it to create engaging digital experiences. Our solutions also connect large digital supply chains in manufacturing, retail and financial services.
Our solutions also enable organizations and consumers to secure their information so that they can collaborate with confidence, stay ahead of the regulatory technology curve, identify threats on any endpoint or across their networks, enable privacy, leverage eDiscovery and digital forensics to defensibly investigate and collect evidence, and ensure business continuity in the event of a security incident.
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. Our ticker symbol on both the NASDAQ and the TSX is "OTEX".
As of June 30, 2021, we employed a total of approximately 14,300 individuals, of which 6,800 or 48% are in the Americas, 2,600 or 18% are in EMEA and 4,900 or 34% are in Asia Pacific. Currently, we have employees in 34 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. Please see "Results of Operations" below for our definitions of geographic regions.
Fiscal 2021 Summary:
•Total revenue was $3,386.1 million, up 8.9% compared to the prior fiscal year; up 6.3% after factoring in the favorable impact of $81.3 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $2,741.5 million, up 12.7% compared to the prior fiscal year; up 10.4% after factoring in the favorable impact of $54.9 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $1,407.4 million, up 21.6% compared to the prior fiscal year; up 20.0% after factoring in the favorable impact of $17.8 million of foreign exchange rate changes.
•GAAP-based gross margin was 69.4% compared to 67.7% in the prior fiscal year.
•Non-GAAP-based gross margin was 76.1% compared to 74.5% in the prior fiscal year.
•GAAP-based net income attributable to OpenText was $310.7 million compared to $234.2 million in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $927.2 million compared to $784.5 million in the prior fiscal year.
•GAAP-based earnings per share (EPS), diluted, was $1.14 compared to $0.86 in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $3.39 compared to $2.89 in the prior fiscal year.
•Adjusted EBITDA was $1,315.0 million compared to $1,148.1 million in the prior fiscal year.
•Operating cash flow was $876.1 million compared to $954.5 million in the prior fiscal year, down 8.2%.
•During Fiscal 2021, we made payments of $299.6 million relating to the IRS Settlement (as defined herein) and repaid the $600 million previously drawn under the Revolver (as defined herein) using cash on hand.
•Cash and cash equivalents were $1,607.3 million as of June 30, 2021, compared to $1,692.9 million as of June 30, 2020.
See "Use of Non-GAAP Financial Measures" below for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
Acquisitions
As a result of the continually changing marketplace in which we operate, we regularly evaluate acquisition opportunities within our market and at any time may be in various stages of discussions with respect to such opportunities.
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

Impacts of COVID-19
In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 has significantly impacted the global economy and has adversely impacted and may continue to adversely impact our operational and financial performance. The extent of the adverse impact of the pandemic on the global economy and markets will continue to depend, in part, on the length and severity of the measures taken to limit the spread of the virus, the availability, effectiveness and use of treatments and vaccines and, in part, on the size and effectiveness of the compensating measures taken by governments and on actual and potential resurgences. We are closely monitoring the potential effects and impact on our operations, businesses and financial performance, including liquidity and capital usage, though the extent is difficult to fully predict at this time due to the rapid evolution of this uncertain situation.
We continue to conduct business with substantial modifications to employee travel and work locations and also virtualization of sales and marketing events, which we expect to remain in place throughout calendar year 2021, along with substantially modified interactions with customers and suppliers, among other modifications. We will continue to actively monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including customer purchasing decisions, and may take further actions that alter our business operations as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers, and shareholders. It is uncertain and difficult to predict what the potential effects any such alterations or modifications may have on our business including the effects on our customers and prospects, or our financial results and our ability to successfully execute our business strategies and initiatives.
As previously disclosed, in order to preemptively mitigate the operational impacts of COVID-19, our Compensation Committee and Board approved certain compensation adjustments, effective for the period May 15, 2020 through June 30, 2021, subject to review and modification as the situation warranted. As a precaution, we also temporarily and significantly reduced all hiring and discretionary spending, while taking note of some savings to be achieved through travel restrictions and the cancellation of certain events. These cost reduction measures were in addition to other previously disclosed facilities and workforce related actions as part of our COVID-19 Restructuring Plan. Please see note 18 "Special Charges (Recoveries)" to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
After careful consideration and review, the Compensation Committee and Board approved the restoration, effective December 1, 2020 and ahead of the initially contemplated May 15, 2020 through June 30, 2021 duration described above, of all previously announced compensation adjustments. We continue to closely monitor discretionary spending, and remain active in our hiring across the organization.
Additionally, despite the global impact of COVID-19, we were able to deliver strong financial results for Fiscal 2021, including our fourth fiscal quarter, as a result of the hard work and commitment of our dedicated employees. In recognition of their contributions, following the end of Fiscal 2021, the Compensation Committee approved a special one-time cash performance bonus to our broader employee base whose pay had been previously and temporarily reduced, prior to December 1, 2020, as a result of the COVID-19 compensation adjustments described above. These employees will receive an amount equal to the reductions in their Fiscal 2021 salary and annual incentive payout made pursuant to such compensation adjustments. Our Named Executive Officers, members of the executive leadership team and senior management are excluded from this special one-time bonus to our broader employee base. The special performance bonus of approximately $18 million, as it relates to Fiscal 2021 performance and contributions, has been accrued as at June 30, 2021 and will be paid to employees in September 2021.
The ongoing and ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control. For more information, please see Part I, Item 1A "Risk Factors" included elsewhere within this Annual Report on Form 10-K.
Outlook for Fiscal 2022
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
We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our installed customer base, which includes Global 10,000 companies (G10K), SMB and consumers. The G10K are the world's largest companies, typically those with greater than two billion in revenues, as well as the world's largest governments and organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. Over the last three fiscal years, we have invested a cumulative total of $1.1 billion in R&D or 11.9% of cumulative revenue for that three year period. We typically target to spend 12% to 14% of revenues for R&D each fiscal year.
Looking ahead, the destination for innovation is indisputably the cloud. Businesses of all sizes rely on a combination of public and private clouds, managed services and off-cloud solutions. As a result, we are committed to continue to modernize technology infrastructure and leverage our existing investments in the OpenText Cloud. The combination of OpenText cloud-native applications and managed services, together with the scalability and performance of our partner public cloud providers, offer more secure, reliable and compliant solutions to customers wanting to deploy cloud-based Information Management applications. The OpenText Cloud is designed to build additional flexibility and scalability for our customers: becoming cloud-native, connecting anything, and extending capabilities quickly with multi-tenant SaaS applications and services.
We will continue to closely monitor the global impacts of COVID-19.
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
We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to items such as special charges, restructurings, asset impairments and other non-recurring costs. As of June 30, 2021, we have recorded certain estimates in our Consolidated Financial Statements resulting from the pandemic, particularly with respect to the COVID-19 Restructuring Plan and allowance for credit losses, based on management's estimates and assumptions utilizing the most currently available information. Such estimates may be subject to change particularly given the unprecedented nature of the COVID-19 pandemic. Please also see "Risk Factors" included within Part I, Item 1A of this Annual Report on Form 10-K.
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
Additionally, a software license is present in a cloud-based solutions arrangement if all of the following criteria are met:
(i)The customer has the contractual right to take possession of the software at any time without significant penalty; and
(ii)It is feasible for the customer to host the software independent of us.
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
Customer support revenue
Customer support revenue is associated with perpetual, term license and off-cloud subscription arrangements. As customer support is not critical to the customers' ability to derive benefit from their right to use our software, customer support is considered a distinct performance obligation when sold together in a bundled arrangement along with the software.
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
License revenue
Our license revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses, all of which are deployed on the customer’s premises (off-cloud).
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
•the customer can benefit from the product or service either on its own or together with other resources that are readily available to the customer; and
•our promise to transfer the product or service to the customer is separately identifiable from other promises in the contract.
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
Our annual impairment analysis of goodwill was performed as of April 1, 2021. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2021 (no impairments were recorded for Fiscal 2020 and Fiscal 2019, respectively).
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
In valuing our acquired intangible assets, we may make assumptions and estimates based in part on information obtained from the management of the acquired company, which may make our assumptions and estimates inherently uncertain. Examples of critical estimates we may make in valuing certain of the intangible assets that we acquire include, but are not limited to:
•future expected cash flows of our individual revenue streams;
•historical and expected customer attrition rates and anticipated growth in revenue from acquired customers;
•the expected use of the acquired assets; and
•discount rates.
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

Summary of Results of Operations

	Year Ended June 30,
(In thousands)	2021	Change increase (decrease)	2020	Change increase (decrease)	2019
Total Revenues by Product Type:
Cloud services and subscriptions	$1,407,445	$249,759	$1,157,686	$249,874	$907,812
Customer support	1,334,062	58,476	1,275,586	27,671	1,247,915
License	384,711	(18,140)	402,851	(25,241)	428,092
Professional service and other	259,897	(13,716)	273,613	(11,323)	284,936
Total revenues	3,386,115	276,379	3,109,736	240,981	2,868,755
Total Cost of Revenues	1,034,466	30,691	1,003,775	73,072	930,703
Total GAAP-based Gross Profit	2,351,649	245,688	2,105,961	167,909	1,938,052
Total GAAP-based Gross Margin %	69.4%		67.7%		67.6%
Total GAAP-based Operating Expenses	1,610,746	8,314	1,602,432	231,390	1,371,042
Total GAAP-based Income from Operations	$740,903	$237,374	$503,529	$(63,481)	$567,010

% Revenues by Product Type:
Cloud services and subscriptions	41.6%		37.2%		31.7%
Customer support	39.4%		41.0%		43.5%
License	11.3%		13.0%		14.9%
Professional service and other	7.7%		8.8%		9.9%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$481,818	$31,878	$449,940	$65,947	$383,993
Customer support	122,753	(1,141)	123,894	(449)	124,343
License	13,916	2,595	11,321	(3,026)	14,347
Professional service and other	197,183	(15,720)	212,903	(11,732)	224,635
Amortization of acquired technology-based intangible assets	218,796	13,079	205,717	22,332	183,385
Total cost of revenues	$1,034,466	$30,691	$1,003,775	$73,072	$930,703

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	65.8%		61.1%		57.7%
Customer support	90.8%		90.3%		90.0%
License	96.4%		97.2%		96.6%
Professional service and other	24.1%		22.2%		21.2%

Total Revenues by Geography:(1)
Americas (2)	$2,069,083	$165,433	$1,903,650	$220,368	$1,683,282
EMEA (3)	1,031,607	89,326	942,281	21,859	920,422
Asia Pacific (4)	285,425	21,620	263,805	(1,246)	265,051
Total revenues	$3,386,115	$276,379	$3,109,736	$240,981	$2,868,755
% Revenues by Geography:
Americas (2)	61.1%		61.2%		58.7%
EMEA (3)	30.5%		30.3%		32.1%
Asia Pacific (4)	8.4%		8.5%		9.2%

Other Metrics:
GAAP-based gross margin	69.4%		67.7%		67.6%
Non-GAAP-based gross margin (5)	76.1%		74.5%		74.1%
Net income, attributable to OpenText	$310,672		$234,225		$285,501
GAAP-based EPS, diluted	$1.14		$0.86		$1.06
Non-GAAP-based EPS, diluted (5)	$3.39		$2.89		$2.76
Adjusted EBITDA (5)	$1,315,033		$1,148,080		$1,100,291
(1) Total revenues by geography are determined based on the location of our end customer.
(2) Americas consists of countries in North, Central and South America.
(3) EMEA primarily consists of countries in Europe, the Middle East and Africa.
(4) Asia Pacific primarily consists of Japan, Australia, China, Korea, Philippines, Singapore, India and New Zealand.
(5) See "Use of Non-GAAP Financial Measures" (discussed later in this MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-    based measures.

Revenues, Cost of Revenues and Gross Margin by Product Type
1)    Cloud Services and Subscriptions:
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced B2B integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as PaaS, SaaS, cloud subscriptions and managed services. For the year ended June 30, 2021, our cloud renewal rate, excluding the impact of Carbonite Inc. (Carbonite), was approximately 93%, compared to approximately 96% for the year ended June 30, 2020.
Cost of Cloud services and subscriptions revenues is comprised primarily of third party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs, and some third party royalty costs.

	Year Ended June 30,
(In thousands)	2021	Change increase (decrease)	2020	Change increase (decrease)	2019
Cloud Services and Subscriptions:
Americas	$1,048,444	$209,001	$839,443	$222,667	$616,776
EMEA	256,199	23,343	232,856	26,629	206,227
Asia Pacific	102,802	17,415	85,387	578	84,809
Total Cloud Services and Subscriptions Revenues	1,407,445	249,759	1,157,686	249,874	907,812
Cost of Cloud Services and Subscriptions Revenues	481,818	31,878	449,940	65,947	383,993
GAAP-based Cloud Services and Subscriptions Gross Profit	$925,627	$217,881	$707,746	$183,927	$523,819
GAAP-based Cloud Services and Subscriptions Gross Margin %	65.8%		61.1%		57.7%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	74.5%		72.5%		67.9%
EMEA	18.2%		20.1%		22.7%
Asia Pacific	7.3%		7.4%		9.4%
Cloud services and subscriptions revenues increased by $249.8 million or 21.6% during the year ended June 30, 2021 as compared to the prior fiscal year; up 20.0% after factoring in the favorable impact of $17.8 million of foreign exchange rates. The increase was primarily driven by incremental Cloud services and subscriptions revenues from acquisitions in the comparative period. Geographically, the overall change was attributable to an increase in Americas of $209.0 million, an increase in EMEA of $23.3 million and an increase in Asia Pacific of $17.4 million.
There were 64 cloud services contracts greater than $1.0 million that closed during Fiscal 2021, compared to 44 contracts during Fiscal 2020.
Cost of Cloud services and subscriptions revenues increased by $31.9 million during the year ended June 30, 2021 as compared to the prior fiscal year. This was due to an increase in labour-related costs of $16.8 million and an increase in third party network fees of $14.9 million, both primarily the result of recent acquisitions. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 66% from 61%.
2)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the year ended June 30, 2021, our Customer support renewal rate was approximately 94%, consistent with the year ended June 30, 2020.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Year Ended June 30,
(In thousands)	2021	Change increase (decrease)	2020	Change increase (decrease)	2019
Customer Support Revenues:
Americas	$743,724	$9,146	$734,578	$16,369	$718,209
EMEA	481,558	43,111	438,447	10,735	427,712
Asia Pacific	108,780	6,219	102,561	567	101,994
Total Customer Support Revenues	1,334,062	58,476	1,275,586	27,671	1,247,915
Cost of Customer Support Revenues	122,753	(1,141)	123,894	(449)	124,343
GAAP-based Customer Support Gross Profit	$1,211,309	$59,617	$1,151,692	$28,120	$1,123,572
GAAP-based Customer Support Gross Margin %	90.8%		90.3%		90.0%

% Customer Support Revenues by Geography:
Americas	55.7%		57.6%		57.6%
EMEA	36.1%		34.4%		34.3%
Asia Pacific	8.2%		8.0%		8.1%
Customer support revenues increased by $58.5 million or 4.6% during the year ended June 30, 2021 as compared to the prior fiscal year; up 1.7% after factoring in the favorable impact of $37.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $43.1 million, an increase in Americas of $9.1 million and an increase in Asia Pacific of $6.2 million.
Cost of Customer support revenues decreased by $1.1 million during the year ended June 30, 2021 as compared to the prior fiscal year. This was due to a decrease in third party costs of $0.7 million and a decrease in labour-related costs of $0.6 million, partially offset by an increase in other miscellaneous costs of $0.2 million. Overall, the gross margin percentage on Customer support revenues increased to 91% from 90%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Year Ended June 30,
(In thousands)	2021	Change increase (decrease)	2020	Change increase (decrease)	2019
License Revenues:
Americas	$159,530	$(40,116)	$199,646	$(16,225)	$215,871
EMEA	178,503	23,296	155,207	(8,415)	163,622
Asia Pacific	46,678	(1,320)	47,998	(601)	48,599
Total License Revenues	384,711	(18,140)	402,851	(25,241)	428,092
Cost of License Revenues	13,916	2,595	11,321	(3,026)	14,347
GAAP-based License Gross Profit	$370,795	$(20,735)	$391,530	$(22,215)	$413,745
GAAP-based License Gross Margin %	96.4%		97.2%		96.6%

% License Revenues by Geography:
Americas	41.5%		49.6%		50.4%
EMEA	46.4%		38.5%		38.2%
Asia Pacific	12.1%		11.9%		11.4%
License revenues decreased by $18.1 million or 4.5% during the year ended June 30, 2021 as compared to the prior fiscal year; down 8.6% after factoring in the favorable impact of $16.6 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $40.1 million and a decrease in Asia Pacific of $1.3 million, partially offset by an increase in EMEA of $23.3 million.
During Fiscal 2021, we closed 122 license contracts greater than $0.5 million, of which 45 deals were greater than $1.0 million, contributing $131.6 million of License revenues. This was compared to 120 license contracts greater than $0.5 million during Fiscal 2020, of which 48 deals were greater than $1.0 million, contributing $137.8 million of License revenues.

Cost of License revenues increased by $2.6 million during the year ended June 30, 2021 as compared to the prior fiscal year as a result of higher third party technology costs. Overall, the gross margin percentage on License revenues decreased to 96% from 97%.
4)    Professional Service and Other:
Professional service and other revenues consist of revenues from consulting contracts and contracts to provide implementation, training and integration services (professional services). Other revenues consist of hardware revenues, which are included within the “Professional service and other” category because they are relatively immaterial to our service revenues. Professional services are typically performed after the purchase of new software licenses. Professional service and other revenues can vary from period to period based on the type of engagements as well as those implementations that are assumed by our partner network.
Cost of Professional service and other revenues consists primarily of the costs of providing integration, configuration and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third party subcontracting.

	Year Ended June 30,
(In thousands)	2021	Change increase (decrease)	2020	Change increase (decrease)	2019
Professional Service and Other Revenues:
Americas	$117,385	$(12,598)	$129,983	$(2,443)	$132,426
EMEA	115,347	(424)	115,771	(7,090)	122,861
Asia Pacific	27,165	(694)	27,859	(1,790)	29,649
Total Professional Service and Other Revenues	259,897	(13,716)	273,613	(11,323)	284,936
Cost of Professional Service and Other Revenues	197,183	(15,720)	212,903	(11,732)	224,635
GAAP-based Professional Service and Other Gross Profit	$62,714	$2,004	$60,710	$409	$60,301
GAAP-based Professional Service and Other Gross Margin %	24.1%		22.2%		21.2%

% Professional Service and Other Revenues by Geography:
Americas	45.2%		47.5%		46.5%
EMEA	44.4%		42.3%		43.1%
Asia Pacific	10.4%		10.2%		10.4%
Professional service and other revenues decreased by $13.7 million or 5.0% during the year ended June 30, 2021 as compared to the prior fiscal year; down 8.6% after factoring in the favorable impact of $9.9 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in the Americas of $12.6 million, a decrease in Asia Pacific of $0.7 million and a decrease in EMEA of $0.4 million.
Cost of Professional service and other revenues decreased by $15.7 million during the year ended June 30, 2021 as compared to the prior fiscal year. This was due to a decrease in labour and travel-related expenses of $15.8 million resulting from the travel limitations triggered by the COVID-19 pandemic. Overall, the gross margin percentage on Professional service and other revenues increased to 24% from 22%.
Amortization of Acquired Technology-based Intangible Assets

	Year Ended June 30,
(In thousands)	2021	Change increase (decrease)	2020	Change increase (decrease)	2019
Amortization of acquired technology-based intangible assets	$218,796	$13,079	$205,717	$22,332	$183,385
Amortization of acquired technology-based intangible assets increased by $13.1 million during the year ended June 30, 2021 as compared to the prior fiscal year. This was primarily due to an increase of $45.5 million relating to amortization of newly acquired technology-based intangible assets from recent acquisitions, partially offset by a reduction of $32.4 million relating to intangible assets from certain previous acquisitions becoming fully amortized.

Operating Expenses

	Year Ended June 30,
(In thousands)	2021	Change increase (decrease)	2020	Change increase (decrease)	2019
Research and development	$421,447	$51,036	$370,411	$48,575	$321,836
Sales and marketing	622,221	37,177	585,044	67,009	518,035
General and administrative	263,521	25,989	237,532	29,623	207,909
Depreciation	85,265	(4,193)	89,458	(8,258)	97,716
Amortization of acquired customer-based intangible assets	216,544	(3,015)	219,559	29,732	189,827
Special charges (recoveries)	1,748	(98,680)	100,428	64,709	35,719
Total operating expenses	$1,610,746	$8,314	$1,602,432	$231,390	$1,371,042

% of Total Revenues:
Research and development	12.4%		11.9%		11.2%
Sales and marketing	18.4%		18.8%		18.1%
General and administrative	7.8%		7.6%		7.2%
Depreciation	2.5%		2.9%		3.4%
Amortization of acquired customer-based intangible assets	6.4%		7.1%		6.6%
Special charges (recoveries)	0.1%		3.2%		1.2%
Research and development expenses consist primarily of payroll and payroll-related benefits expenses, contracted research and development expenses, and facility costs. Research and development enables organic growth and improves product stability and functionality, and accordingly, we dedicate extensive efforts to update and upgrade our product offerings. The primary drivers are typically software upgrades and development.

	Change between Fiscal Years increase (decrease)
(In thousands)	2021 and 2020	2020 and 2019
Payroll and payroll-related benefits	$40,794	$37,612
Contract labour and consulting	(838)	2,305
Share-based compensation	4,550	35
Travel and communication	(1,454)	72
Facilities	8,327	8,684
Other miscellaneous	(343)	(133)
Total change in research and development expenses	$51,036	$48,575
Research and development expenses increased by $51.0 million during the year ended June 30, 2021 as compared to the prior fiscal year as a result of recent acquisitions, partially offset by the impact of the COVID-19 travel and spending reduction discussed under "Outlook for Fiscal 2022" above. Payroll and payroll-related benefits, which includes salaries, benefits and variable short-term incentives, increased by $40.8 million, and facility-related expenses increased by $8.3 million. Additionally, share-based compensation expense increased by $4.6 million. These increases were partially offset by reductions in travel and communication expenses of $1.5 million and contract labour and consulting expenses of $0.8 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable compared to the prior fiscal year at 12%.
Our research and development labour resources increased by 104 employees, from 4,072 employees at June 30, 2020 to 4,176 employees at June 30, 2021.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Fiscal Years increase (decrease)
(In thousands)	2021 and 2020	2020 and 2019
Payroll and payroll-related benefits	$28,343	$40,637
Commissions	11,530	4,306
Contract labour and consulting	135	773
Share-based compensation	8,977	856
Travel and communication	(14,641)	(2,541)
Marketing expenses	11,522	15,926
Facilities	(4,151)	7,228
Credit loss expense	(4,329)	(2,000)
Other miscellaneous	(209)	1,824
Total change in sales and marketing expenses	$37,177	$67,009
Sales and marketing expenses increased by $37.2 million during the year ended June 30, 2021 as compared to the prior fiscal year as a result of recent acquisitions, partially offset by the impact of the COVID-19 travel and spending reduction discussed under "Outlook for Fiscal 2022" above. Payroll and payroll-related benefits, which includes salaries, benefits and variable short-term incentives, increased by $28.3 million, commissions increased by $11.5 million, marketing expenses increased by $11.5 million and share-based compensation expense increased by $9.0 million. These increases were partially offset by reductions in travel and communications of $14.6 million resulting from travel limitations triggered by the COVID-19 pandemic, reductions in credit loss expense of $4.3 million and reductions in facility related expenses of $4.2 million. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to 18% from 19% in the prior fiscal year.
Our sales and marketing labour resources decreased by 3 employees, from 2,457 employees at June 30, 2020 to 2,454 employees at June 30, 2021.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Fiscal Years increase (decrease)
(In thousands)	2021 and 2020	2020 and 2019
Payroll and payroll-related benefits	$11,580	$20,264
Contract labour and consulting	464	232
Share-based compensation	5,159	1,766
Travel and communication	(3,922)	(480)
Facilities	(3,838)	4,127
Other miscellaneous	16,546	3,714
Total change in general and administrative expenses	$25,989	$29,623
General and administrative expenses increased by $26.0 million during the year ended June 30, 2021 as compared to the prior fiscal year as a result of recent acquisitions. Other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, increased by $16.5 million, payroll and payroll-related benefits, which includes salaries, benefits and variable short-term incentives increased by $11.6 million, and share-based compensation expense increased by $5.2 million. These increases were partially offset by reductions in travel and communication of $3.9 million and facility related expenses of $3.8 million, due to the impact of the COVID-19 spending reduction discussed under "Outlook for Fiscal 2022" above. Overall, general and administrative expenses, as a percentage of total revenues, remained stable compared to the prior fiscal year at 8%.
Our general and administrative labour resources decreased by 48 employees, from 1,914 employees at June 30, 2020 to 1,866 employees at June 30, 2021.
Depreciation expenses:

	Year Ended June 30,
(In thousands)	2021	Change increase (decrease)	2020	Change increase (decrease)	2019
Depreciation	$85,265	$(4,193)	$89,458	$(8,258)	$97,716

Depreciation expenses decreased by $4.2 million during the year ended June 30, 2021 as compared to the prior fiscal year. Depreciation expenses, as a percentage of total revenue, remained stable at 3% for the year ended June 30, 2021 as compared to the prior fiscal year.
Amortization of acquired customer-based intangible assets:

	Year Ended June 30,
(In thousands)	2021	Change increase (decrease)	2020	Change increase (decrease)	2019
Amortization of acquired customer-based intangible assets	$216,544	$(3,015)	$219,559	$29,732	$189,827
Amortization of acquired customer-based intangible assets decreased by $3.0 million during year ended June 30, 2021 as compared to the prior fiscal year. This was due to a reduction of $59.0 million relating to intangible assets from certain previous acquisitions becoming fully amortized, partially offset by an increase of $56.0 million relating to amortization of newly acquired customer-based intangible assets from recent acquisitions.
Special charges (recoveries):
Special charges (recoveries) typically relate to amounts that we expect to pay in connection with restructuring plans, acquisition-related costs and other similar charges and recoveries. Generally, we implement such plans in the context of integrating acquired entities with existing OpenText operations and most recently in response to the COVID-19 pandemic. Actions related to such restructuring plans are typically completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to Special charges (recoveries).

	Year Ended June 30,
(In thousands)	2021	Change increase (decrease)	2020	Change increase (decrease)	2019
Special charges (recoveries)	$1,748	$(98,680)	$100,428	$64,709	$35,719
Special charges (recoveries) decreased by $98.7 million during the year ended June 30, 2021 as compared to the prior fiscal year. This was due to a decrease in restructuring activities of $87.0 million, primarily related to the COVID-19 and Fiscal 2020 restructuring plans which were initiated during the second half of Fiscal 2020. Included in the special charges for Fiscal 2021 were net recoveries of $29.5 million associated with the reversal of lease liabilities from facilities abandoned in the prior fiscal year, which have since been assigned or early terminated as well as the release of other facility charges accrued for under the plans. Additionally, acquisition-related costs decreased by $7.8 million and other miscellaneous charges decreased by $3.9 million.
For more details on Special charges (recoveries), see note 18 "Special Charges (Recoveries)" to our Consolidated Financial Statements.
Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Year Ended June 30,
(In thousands)	2021	Change increase (decrease)	2020	Change increase (decrease)	2019
Foreign exchange gains (losses)	$(1,273)	$2,911	$(4,184)	$146	$(4,330)
OpenText share in net income (loss) of equity investees (1)	62,897	54,197	8,700	(4,968)	13,668
Loss debt extinguishment (2)	—	17,854	(17,854)	(17,854)	—
Other miscellaneous income (expense)	(190)	(1,582)	1,392	574	818
Total other income (expense), net	$61,434	$73,380	$(11,946)	$(22,102)	$10,156

(1) OpenText’s share in net income of equity investees relates to our share of net income, which is based on changes in approximate fair value, at our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see note 9 "Prepaid Expenses and Other Assets" for more details).
(2) On March 5, 2020, we redeemed in full $800 million aggregate principal amount of our 5.625% Senior Notes due 2023 (Senior Notes 2023), which resulted in a loss on debt extinguishment of $17.9 million. Of this, $6.7 million related to unamortized debt issuance costs and the remaining $11.2 million related to the early termination call premium.

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Year Ended June 30,
(In thousands)	2021	Change increase (decrease)	2020	Change increase (decrease)	2019
Interest expense related to total outstanding debt (1)	$145,646	$(3,558)	$149,204	$11,717	$137,487
Interest income	(3,856)	7,912	(11,768)	(3,754)	(8,014)
Other miscellaneous expense	9,777	835	8,942	1,823	7,119
Total interest and other related expense, net	$151,567	$5,189	$146,378	$9,786	$136,592

(1) For more details see note 11 "Long-Term Debt" to our Consolidated Financial Statements.
Provision for (Recovery of) Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Year Ended June 30,
(In thousands)	2021	Change increase (decrease)	2020	Change increase (decrease)	2019
Provision for (recovery of) income taxes	$339,906	$229,069	$110,837	$(44,100)	$154,937
The effective tax rate increased to a provision of 52.2% for the year ended June 30, 2021, compared to a provision of 32.1% for the year ended June 30, 2020. Tax expense increased by $229.1 million from $110.8 million during the year ended June 30, 2020 to $339.9 million during the year ended June 30, 2021. This was primarily due to (i) an increase of $300.5 million relating to the IRS Settlement (as defined herein), (ii) an increase of $76.4 million relating to higher net income including the impact of foreign rates and (iii) an increase of $7.0 million related to the one-time benefit from the US CARES Act in Fiscal 2020 that did not recur in Fiscal 2021. These were partially offset by (i) a decrease of $66.9 million for changes in unrecognized tax benefits, (ii) a decrease of $34.1 million related to tax benefits of internal reorganizations that occurred in Fiscal 2021 (iii) a decrease of $33.2 million related to the US Base Erosion Anti-Abuse Tax (US BEAT), (iv) a decrease of $5.7 million for net changes in valuation allowance, (v) a decrease of $3.1 million related to permanent differences and (vi) a decrease of $3.1 million related to differences in tax filings being higher than estimates. The remainder of the difference was due to normal course movements and non-material items.
For information on the IRS Settlement and certain other potential tax contingencies, including the CRA matter, see note 14 "Guarantees and Contingencies" and note 15 "Income Taxes" to our Consolidated Financial Statements. Please also see Part I, Item 1A "Risk Factors" within this Annual Report on Form 10-K.

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
The Company does not acquire businesses on a predictable cycle, and therefore believes that the presentation of Non-GAAP measures, which in certain cases adjust for the impact of amortization of intangible assets and the related tax effects that are primarily related to acquisitions, will provide readers of financial statements with a more consistent basis for comparison across accounting periods and be more useful in helping readers understand the Company’s operating results and underlying operational trends. Additionally, the Company has engaged in various restructuring activities over the past several years, primarily due to acquisitions and most recently in response to the COVID-19 pandemic, that have resulted in costs associated with reductions in headcount, consolidation of leased facilities and related costs, all which are recorded under the Company’s “Special charges (recoveries)” caption on the Consolidated Statements of Income. Each restructuring activity is a discrete event based on a unique set of business objectives or circumstances, and each differs in terms of its operational implementation, business impact and scope, and the size of each restructuring plan can vary significantly from period to period. Therefore, the Company believes that the exclusion of these special charges (recoveries) will also better aid readers of financial statements in the understanding and comparability of the Company's operating results and underlying operational trends.
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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2021
(In thousands, except for per share data)

	Year Ended June 30, 2021
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$481,818		$(3,419)	(1)	$478,399
Customer support	122,753		(1,910)	(1)	120,843
Professional service and other	197,183		(2,565)	(1)	194,618
Amortization of acquired technology-based intangible assets	218,796		(218,796)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	2,351,649	69.4%	226,690	(3)	2,578,339	76.1%
Operating expenses
Research and development	421,447		(9,859)	(1)	411,588
Sales and marketing	622,221		(18,312)	(1)	603,909
General and administrative	263,521		(15,904)	(1)	247,617
Amortization of acquired customer-based intangible assets	216,544		(216,544)	(2)	—
Special charges (recoveries)	1,748		(1,748)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	740,903		489,057	(5)	1,229,960
Other income (expense), net	61,434		(61,434)	(6)	—
Provision for (recovery of) income taxes	339,906		(188,931)	(7)	150,975
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	310,672		616,554	(8)	927,226
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$1.14		$2.25	(8)	$3.39

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)	Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.
(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
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
(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 52% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense. The GAAP-based tax provision rate for the year ended June 30, 2021 includes the income tax provision charge from the IRS Settlement partially offset by a tax benefit from the release of unrecognized tax benefits due to the conclusion of relevant tax audits that was recognized during the second quarter of Fiscal 2021.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2021
		Per share diluted
GAAP-based net income, attributable to OpenText	$310,672	$1.14
Add:
Amortization	435,340	1.59
Share-based compensation	51,969	0.19
Special charges (recoveries)	1,748	0.01
Other (income) expense, net	(61,434)	(0.22)
GAAP-based provision for (recovery of) income taxes	339,906	1.23
Non-GAAP-based provision for income taxes	(150,975)	(0.55)
Non-GAAP-based net income, attributable to OpenText	$927,226	$3.39
Reconciliation of Adjusted EBITDA

Year Ended June 30, 2021
GAAP-based net income, attributable to OpenText	$310,672
Add:
Provision for (recovery of) income taxes	339,906
Interest and other related expense, net	151,567
Amortization of acquired technology-based intangible assets	218,796
Amortization of acquired customer-based intangible assets	216,544
Depreciation	85,265
Share-based compensation	51,969
Special charges (recoveries)	1,748
Other (income) expense, net	(61,434)
Adjusted EBITDA	$1,315,033

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2020
(In thousands, except for per share data)

	Year Ended June 30, 2020
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$449,940		$(1,642)	(1)	$448,298
Customer support	123,894		(1,207)	(1)	122,687
Professional service and other	212,903		(1,294)	(1)	211,609
Amortization of acquired technology-based intangible assets	205,717		(205,717)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	2,105,961	67.7%	209,860	(3)	2,315,821	74.5%
Operating expenses
Research and development	370,411		(5,309)	(1)	365,102
Sales and marketing	585,044		(9,335)	(1)	575,709
General and administrative	237,532		(10,745)	(1)	226,787
Amortization of acquired customer-based intangible assets	219,559		(219,559)	(2)	—
Special charges (recoveries)	100,428		(100,428)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	503,529		555,236	(5)	1,058,765
Other income (expense), net	(11,946)		11,946	(6)	—
Provision for (recovery of) income taxes	110,837		16,897	(7)	127,734
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	234,225		550,285	(8)	784,510
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.86		$2.03	(8)	$2.89

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)	Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.
(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
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
(In thousands, except for per share data)

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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2019
		Per share diluted
GAAP-based net income, attributable to OpenText	$285,501	$1.06
Add:
Amortization	373,212	1.38
Share-based compensation	26,770	0.10
Special charges (recoveries)	35,719	0.13
Other (income) expense, net	(10,156)	(0.04)
GAAP-based provision for (recovery of) income taxes	154,937	0.57
Non-GAAP-based provision for income taxes	(121,257)	(0.44)
Non-GAAP-based net income, attributable to OpenText	$744,726	$2.76
Reconciliation of Adjusted EBITDA

Year Ended June 30, 2019
GAAP-based net income, attributable to OpenText	$285,501
Add:
Provision for (recovery of) income taxes	154,937
Interest and other related expense, net	136,592
Amortization of acquired technology-based intangible assets	183,385
Amortization of acquired customer-based intangible assets	189,827
Depreciation	97,716
Share-based compensation	26,770
Special charges (recoveries)	35,719
Other (income) expense, net	(10,156)
Adjusted EBITDA	$1,100,291

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of June 30, 2021	Change increase (decrease)	As of June 30, 2020	Change increase (decrease)	As of June 30, 2019
Cash and cash equivalents	$1,607,306	$(85,544)	$1,692,850	$751,841	$941,009
Restricted cash (1)	2,494	(1,919)	4,413	1,879	2,534
Total cash, cash equivalents and restricted cash	$1,609,800	$(87,463)	$1,697,263	$753,720	$943,543

(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Consolidated Balance Sheets (note 9).

	Year Ended June 30,
(In thousands)	2021	Change	2020	Change	2019
Cash provided by operating activities	$876,120	$(78,416)	$954,536	$78,258	$876,278
Cash used in investing activities	$(68,770)	$1,400,647	$(1,469,417)	$(1,004,891)	$(464,526)
Cash provided by (used in) financing activities	$(924,547)	$(2,193,326)	$1,268,779	$1,417,143	$(148,364)
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
During the year ended June 30, 2021, we made payments for U.S. federal taxes and interest of $288.6 million and state taxes and interest of $11.0 million as a result of the IRS Settlement. As of June 30, 2021, the outstanding settlement amount of approximately $0.9 million is recorded within "Income taxes payable" in our Consolidated Balance Sheets.
As of June 30, 2021, we have recognized a provision of $27.5 million (June 30, 2020—$24.8 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
We have deferred a total of approximately $99 million of tax payments under the CARES Act and other COVID-19 related tax relief programs in EMEA. During the year ended June 30, 2021, we made repayments of approximately $60 million related to amounts previously deferred. As of June 30, 2021, we have remaining deferrals of $39 million which will become payable throughout Fiscal 2022 and Fiscal 2023.
Cash flows provided by operating activities
Cash flows from operating activities decreased by $78.4 million, due to a decrease in changes from working capital of $89.7 million, partially offset by an increase in net income before the impact of non-cash items of $11.3 million. The decrease in operating cash flow from changes in working capital was primarily due to the net impact of the following decreases:
(i)$105.7 million relating to income taxes payable, net of receivables;
(ii)$26.4 million relating to net operating lease assets and liabilities;
(iii)$23.5 million relating to accounts receivable; and
(iv)$4.5 million relating to accounts payable and accrued liabilities.
These decreases in operating cash flows were partially offset by the following increases:
(i)$44.6 million relating to prepaid expenses and other current assets;
(ii)$14.0 million relating to deferred revenues;
(iii)$10.8 million relating to other assets; and
(iv)$1.0 million relating to contract assets.

During the fourth quarter of Fiscal 2021 our days sales outstanding (DSO) was 44 days, compared to a DSO of 51 days during the fourth quarter of Fiscal 2020, largely as a result of strong improvement in collections efficiency. The per day impact of our DSO in the fourth quarter of Fiscal 2021 and Fiscal 2020 on our cash flows was $9.9 million and $9.2 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by $1.4 billion, primarily due to consideration paid for acquisitions during Fiscal 2020, which included the acquisitions of Carbonite for $1.3 billion and XMedius for $73.3 million.
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
Cash flows used in financing activities increased by $2.2 billion, primarily due to the net impact of the following long-term debt financing activities that occurred in Fiscal 2020 and did not reoccur in Fiscal 2021:
(i)$1.8 billion relating to proceeds from the issuance of Senior Notes 2028 and Senior Notes 2030 (both defined below), of which a portion of the proceeds were used to redeem $800 million of our Senior Notes 2023;
(ii)$750 million in proceeds for amounts drawn and subsequently repaid under the Revolver (defined below);
(iii)$153.6 million repayment of convertible notes, inherited through our acquisition of Carbonite, that were surrendered and converted offset by;
(iv)$600 million in proceeds for amounts drawn on the Revolver in the third quarter of Fiscal 2020, subsequently repaid during the second quarter of Fiscal 2021.
Additionally, cash flows used in financing increased due to the following activities that occurred during Fiscal 2021:
(i)$119.1 million relating to the repurchase and cancellation of 2,500,000 Common Shares under the Repurchase Plan (defined herein);
(ii)$52.4 million relating to the repurchase Common Shares on the open market for potential reissuance under our stock compensation plans; and
(iii) $22.0 million relating to cash dividends paid to shareholders.
Cash Dividends
During the year ended June 30, 2021, we declared and paid cash dividends of $0.7770 per Common Share in the aggregate amount of $210.7 million (year ended June 30, 2020 and 2019—$0.6984 and $0.6300 per Common Share, respectively, in the aggregate amount of $188.7 million and $168.9 million, respectively).
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
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the Eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of June 30, 2021, the outstanding balance on the Term Loan B bears an interest rate of 1.84%. For more information regarding the impact of LIBOR, see "Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within Part I, Item 1A of this Annual Report on Form 10-K.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2021, our consolidated net leverage ratio was 1.5:1.
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
During the second quarter of Fiscal 2020, we drew down $750 million from the Revolver to partially fund the acquisition of Carbonite. In February 2020, we repaid $750 million drawn under the Revolver with a portion of the proceeds from the Senior Notes 2030 and Senior Notes 2028. In March 2020, we drew down $600 million from the Revolver as a preemptive measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. As of June 30, 2020, the proceeds from the $600 million draw down remained outstanding and were presented within "Cash and cash equivalents" and "Current portion of long-term debt" on the Consolidated Balance Sheets.
During the second quarter of Fiscal 2021, we repaid $600 million previously drawn on the Revolver using cash on hand. As of June 30, 2021, we had no outstanding balance under the Revolver.
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
Share Repurchase Plan / Normal Course Issuer Bid
On November 5, 2020, the Board authorized a share repurchase plan, pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2020, up to an aggregate of $350 million of our Common Shares on the NASDAQ Global Select Market, the TSX and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the “Repurchase Plan”). The price that we will pay for Common Shares in open market transactions will be the market price at the time of purchase or such other price as may be permitted by applicable law or stock exchange rules.
The Repurchase Plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934. Purchases made under the Repurchase Plan will be subject to a limit of 13,618,774 shares (representing 5% of the Company’s issued and outstanding Common Shares as of November 4, 2020). All Common Shares purchased by us pursuant to the Repurchase Plan will be cancelled.
During the year ended June 30, 2021, we repurchased and cancelled 2,500,000 Common Shares for $119.1 million under the Repurchase Plan.
Normal Course Issuer Bid
The Company established a Normal Course Issuer Bid (the NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the NCIB pursuant to which the Company may purchase Common Shares over the TSX for the period commencing November 12, 2020 until November 11, 2021 in accordance with the TSX's normal course issuer bid rules, including that such purchases are to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 13,618,774 (representing 5% of the Company’s issued and outstanding Common Shares as of November 4, 2020), and the maximum number of Common Shares that may be purchased on a single day is 143,424 Common Shares, which is 25% of 573,699 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31, 2020), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18.
Pensions
As of June 30, 2021, our total unfunded pension plan obligations were $77.3 million, of which $2.8 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.

Our anticipated payments under our most significant plans, Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP), for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2022	$880	$1,058	$42
2023	960	1,046	356
2024	1,039	1,047	140
2025	1,086	1,071	192
2026	1,123	1,059	202
2027 to 2031	6,501	5,142	2,516
Total	$11,589	$10,423	$3,448
For a detailed discussion on pensions, see note 12 "Pension Plans and Other Post Retirement Benefits" to our Consolidated Financial Statements.
Commitments and Contractual Obligations
As of June 30, 2021, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2021 - June 30, 2022	July 1, 2022 - June 30, 2024	July 1, 2024 - June 30, 2026	July 1, 2026 and beyond
Long-term debt obligations (1)	$4,514,954	$149,942	$299,371	$2,047,391	$2,018,250
Operating lease obligations (2)	308,349	65,260	103,510	62,033	77,546
Purchase obligations for contracts not accounted for as lease obligations	70,646	42,887	27,759	—	—
	$4,893,949	$258,089	$430,640	$2,109,424	$2,095,796
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
The IRS Settlement resulted in charges of $300.5 million during the year ended June 30, 2021 to "Provision for (recovery of) income taxes". In connection with the IRS Settlement, during the year ended June 30, 2021, we made aggregate payments to the IRS of $288.6 million in U.S. federal taxes and interest and $11.0 million of certain associated state tax and interest payments. As of June 30, 2021, the outstanding settlement amount of approximately $0.9 million is recorded within "Income taxes payable" in our Consolidated Balance Sheets. Interest at the applicable statutory rates will continue to accrue until the time of payment. The IRS Settlement also eliminates approximately $90 million in future withholding taxes that we had expected to incur over the next 10 years.
We believe the IRS Settlement to be in the best interest of all stakeholders, as it closes all past, present and future items related to this matter. The IRS Settlement provides finality to this longstanding matter.
For additional information regarding the history of this IRS matter, please see note 14 "Guarantees and Contingencies" in our Annual Report on Form 10-K for Fiscal 2020.
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2021, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $74 million. As of June 30, 2021, we have provisionally paid approximately $28 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within "Long-term income taxes recoverable" on the Consolidated Balance Sheets as of June 30, 2021.
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
The CRA is also currently auditing Fiscal 2017 on a basis that we strongly disagree with and will vigorously contest. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. In conjunction with the Fiscal 2017 audit, the CRA issued a proposal letter dated April 7, 2021 (Proposal Letter) indicating to us that it proposes to reassess our Fiscal 2017 tax year to reduce the depreciable basis of these assets. We are currently engaged in dialogue with the CRA regarding the 2017 audit and expect to be making extensive submissions in support of our position shortly. CRA’s currently-proposed position for Fiscal 2017 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s currently-proposed position for Fiscal 2017 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. If the CRA determines to issue a notice of reassessment in respect of Fiscal 2017 on the basis of its position set forth in the Proposal Letter and we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and intend to vigorously defend our original filing position.
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments, as well as any proposed reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Annual Report on Form 10-K, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Consolidated Financial Statements. The CRA has also advised us that they are currently in preliminary stages of auditing Fiscal 2018 and Fiscal 2019.
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the “Securities Actions”). On November 21, 2019, the court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. The motion was fully briefed in June 2020 and a hearing on the motion to dismiss the Securities Actions was held on October 15, 2020. Following the hearing, on October 22, 2020, the court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. The appeal has been fully briefed and oral arguments before the Court of Appeals for the First Circuit were held on July 29, 2021. The court’s decision on the appeal is expected in the coming months and the defendants remain confident in the District Court’s dismissal with prejudice of the Securities Actions.

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
As of June 30, 2021, we had an outstanding balance of $967.5 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of June 30, 2021, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.7 million, assuming that the loan balance as of June 30, 2021 is outstanding for the entire period (June 30, 2020—$9.8 million).
As of June 30, 2021, we had no outstanding balance under the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of June 30, 2021, with no outstanding balance on the Revolver, an adverse change of one percent on the interest rate would have no effect on our annual interest payment (June 30, 2020—$6.0 million).
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
Based on the foreign exchange forward contracts outstanding as of June 30, 2021, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2020—$0.6 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of June 30, 2021 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at June 30, 2021	U.S. Dollar Equivalent at June 30, 2020
Euro	$331,974	$229,579
British Pound	78,140	64,865
Canadian Dollar	26,632	20,311
Swiss Franc	44,900	43,365
Other foreign currencies	128,879	93,292
Total cash and cash equivalents denominated in foreign currencies	610,525	451,412
U.S. Dollar	996,781	1,241,438
Total cash and cash equivalents	$1,607,306	$1,692,850
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $61.1 million (June 30, 2020—$45.1 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".
Item 8.    Financial Statements and Supplementary Data
The response to this Item 8 is submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management assessed our ICFR as of June 30, 2021, the end of our most recent fiscal year. In making our assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of our evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our ICFR was effective as of June 30, 2021.
The results of our management’s assessment were reviewed with our Audit Committee and the conclusion that our ICFR was effective as of June 30, 2021 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.
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
(C) Attestation Report of the Independent Registered Public Accounting Firm
KPMG LLP, our independent registered public accounting firm, has issued a report under Public Company Accounting Oversight Board Auditing Standards AS 2201 on the effectiveness of our ICFR. See Part IV, Item 15 of this Annual Report on Form 10-K.
(D) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The following table sets forth certain information as to our directors and executive officers as of July 30, 2021.

Name	Age	Office and Position Currently Held With Company
Mark J. Barrenechea	56	Vice Chair, Chief Executive Officer and Chief Technology Officer, Director
Madhu Ranganathan	57	Executive Vice President, Chief Financial Officer
Lou Blatt	59	Senior Vice President, Chief Marketing Officer
Gordon A. Davies	59	Executive Vice President, Chief Legal Officer and Corporate Development
Prentiss Donohue	51	Executive Vice President, SMB/C Sales
Paul Duggan	46	Executive Vice President, Worldwide Renewals
Simon Harrison	51	Executive Vice President, Enterprise Sales
Kristina Lengyel	53	Executive Vice President, Customer Solutions
Muhi Majzoub	61	Executive Vice President, Chief Product Officer
James McGourlay	52	Executive Vice President, International Sales
Renee McKenzie	46	Senior Vice President, Chief Information Officer
Douglas M. Parker	50	Senior Vice President, Corporate Development
Howard Rosen	57	Senior Vice President, Chief Accounting Officer
Brian Sweeney	57	Executive Vice President, Chief Human Resources Officer
P. Thomas Jenkins	61	Chairman of the Board
Randy Fowlie (2)(3)	61	Director
Major General David Fraser (3)	64	Director
Gail E. Hamilton (1)	71	Director
Robert Hau (2)	55	Director
Ann M. Powell	55	Director
Stephen J. Sadler	70	Director
Harmit Singh (2)	58	Director
Michael Slaunwhite (1)(3)	60	Director
Katharine B. Stevenson (2)	59	Director
Deborah Weinstein (1)(3)	61	Director
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
Madhu Ranganathan
Ms. Ranganathan joined OpenText as Executive Vice President, Chief Financial Officer in April 2018. With more than 25 years of financial leadership experience, Ms. Ranganathan most recently served as the Chief Financial Officer for [24]7.ai from June 2008 to March 2018. Ms. Ranganathan also held senior financial roles at Rackable Systems from December 2005 to May 2008, Redback Networks from August 2002 to November 2005, and Backweb Technologies from December 1996 to January 2000. She also has public accounting experience with PriceWaterhouseCoopers LLC. Ms. Ranganathan currently serves as a Board Member for the Bank of Montreal and Akamai Technologies. In past years she served as a Board Member of ServiceSource and Watermark, a Bay Area organization focused on professional development for women. Ms. Ranganathan holds an MBA in Finance from the University of Massachusetts, is a member of the AICPA and a Chartered Accountant (India).
Lou Blatt
Mr. Blatt has served as OpenText’s Senior Vice President and Chief Marketing Officer since April 2020. Prior to joining OpenText, Mr. Blatt served as the Senior Vice President, Strategy and Operations at Genesys from June 2015 to July 2019. While at Genesys, Mr. Blatt led strategic efforts, including the company’s transition to the cloud. From April 2011 to June 2015 Mr. Blatt served as Senior Vice President at Pega (PEGA) leading its transformation from a business process management company to a customer relationship management company. Mr. Blatt was also the Chief Product Officer at ACI Worldwide (ACIW) from March 2008 to March 2011 where he was responsible for defining and communicating the company’s product vision, strategy and the development life cycle. Mr. Blatt holds a Ph.D. and MA from Boston University and graduated from the Advanced Management Program at Harvard Business School. Mr. Blatt currently serves as Advisory Board Member for Earth PBC, a software company focused on sustainability and fair labor practices in some of the most remote parts of the world.
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
Prentiss Donohue
Mr. Donohue has served as Executive Vice President of Small and Medium-sized Business and Consumer (SMB/C) Sales since December 2020. Prior to this role, Mr. Donohue served as Senior Vice President, Portfolio Group from January 2019 to December 2020 and as Senior Vice President of Professional Services from April 2016 to January 2019. He brings over 20 years of experience in support and services management. Prior to joining OpenText, Mr. Donohue served as Group Vice President and General Manager of Advanced Customer Services for Oracle Corporation from January 2010 to March 2016, where he was responsible for driving Oracle’s innovative software, systems and cloud services. From April 1998 to December 2010, Mr. Donohue worked at Sun Microsystems in various leadership roles, including in Managed Services Management and Corporate Marketing. Mr. Donohue served on the board of directors of Summit Charter School until May 2016. Mr. Donohue holds a BA from the University of Colorado and has completed executive leadership programs at the University of Michigan’s Ross School of Business and the University of Hong Kong.

Paul Duggan
Mr. Duggan has served as Executive Vice President, Worldwide Renewals since July 2021. Prior to this role, Mr. Duggan served as Senior Vice President, Revenue Operations from January 2017 to July 2021. He is responsible for operations across sales, professional services, business networks, and customer support. Prior to joining OpenText, Mr. Duggan held various roles at Oracle Corporation, including Group Vice President of Support Renewal Sales, North America from December 1999 to January 2017. Previously, Mr. Duggan served on the advisory board for the Technology Services Industry Association from 2016 to 2017. He has completed executive leadership programs at the University of Michigan Ross School of Business and IESE Business School in Barcelona, Spain.
Simon Harrison
Mr. Harrison has served as the Company’s Executive Vice President of Enterprise Sales since March 2021. Prior to this, Mr. Harrison, who joined the Company through its acquisition of IXOS AG, has held a number of senior leadership roles, including serving as its Executive Vice President, Worldwide Sales from October 2017 to March 2021, Senior Vice President of Enterprise Sales from 2015 to 2017, Senior Vice President of Fast Growth Markets from 2014 to 2015 and as the Company’s Senior Vice President of Sales for the EMEA region from 2012 to 2014. Mr. Harrison holds an honors degree in Computer Science from Leeds University.
Kristina Lengyel
Ms. Lengyel has served as the Company's Executive Vice President, Customer Solutions since March 2021. Prior to joining OpenText, Ms. Lengyel served as Vice President of Global Solutions at Salesforce from July 2019 to March 2021, heading their global analytics (Tableau) services practice. Ms. Lengyel held key executive roles at Kronos (now Ultimate Kronos Group), overseeing global customer solutions and engineering, from 2010 to 2019. Ms. Lengyel also served as a member of the executive leadership team at Open Solutions (acquired by Fiserv) from 2006 to 2009, and at Concerto (now Aspect) Software from 2001 to 2003. Ms. Lengyel holds a Master's Degree in Business Administration from Northeastern University and a Bachelor's Degree in computer engineering from Sault College of Applied Arts and Technology.
Muhi Majzoub
Mr. Majzoub has served as Executive Vice President, Chief Product Officer since September 2019. Prior to this role, Mr. Majzoub served as Executive Vice President, Engineering from January 2016 to September 2019 and as Senior Vice President, Engineering from June 2012 to January 2016. Mr. Majzoub is responsible for managing product development cycles, global development organization and driving internal operations and development processes. Mr. Majzoub is a seasoned enterprise software technology executive having recently served as Head of Products for NorthgateArinso, a private company that provides global Human Resources software and services. Prior to this, Mr. Majzoub was Senior Vice President of Product Development for CA, Technologies from June 2004 to July 2010. Mr. Majzoub also worked for several years as Vice President for Product Development at Oracle Corporation from January 1989 to June 2004. Mr. Majzoub attended San Francisco State University.
James McGourlay
Mr. McGourlay has served as Executive Vice President, International Sales since July 2021. Prior to this, Mr. McGourlay was the Company's Executive Vice President, Customer Operations from October 2017 to July 2021, Senior Vice President of Global Technical Services from May 2015 to October 2017 and Senior Vice President of Worldwide Customer Service from February 2012 to May 2015. Mr. McGourlay joined OpenText in 1997 and held progressive positions in information technology, technical support, product support and special projects, including, Director, Customer Service and Vice President, Customer Service.
Renee McKenzie
Ms. McKenzie was appointed Senior Vice President, Chief Information Officer for OpenText in April 2021. Ms. McKenzie joined the Company in 2004 and has held a number of positions within the Company, including Vice President, Enterprise Business Systems from 2015 to 2021. Ms. McKenzie holds a Master's Degree in Business Administration and a Bachelor's Degree in Biology & Psychology from Dalhousie University in Halifax, Nova Scotia, Canada.
Douglas M. Parker
Mr. Parker has served as the Company’s Senior Vice President, Corporate Development since October 2019. From January 2018 to October 2019, Mr. Parker served as President & Chief Executive Officer of Quarterhill Inc., focused on the acquisition, management and growth of companies in dedicated technology areas. Mr. Parker previously served as Senior Vice

President, Corporate Development of OpenText from 2015 to 2017. Prior to this role, Mr. Parker held the position of Vice President, General Counsel & Assistant Secretary from 2009 to 2015, where he was responsible for a variety of corporate legal, litigation management, and governance activities. Mr. Parker also served as Executive Sponsor to OpenText Brazil operations in 2014. Prior to joining OpenText, Mr. Parker worked for Nortel Networks Corporation in a variety of senior legal roles, including Managing Attorney, where he was responsible for the company’s global M&A legal function from 2006 to 2009. Mr. Parker holds an Executive Masters of Business Administration from the Richard Ivey School of Business, the University of Western Ontario, a Bachelor of Laws degree from Queen’s University, and a Bachelor of Arts (Honors) degree from Trinity College, the University of Toronto.
Howard Rosen
Mr. Rosen joined OpenText as Senior Vice President and Chief Accounting Officer in April 2020. Prior to joining OpenText, Mr. Rosen served as Vice President, Global Controller and Principal Accounting Officer at Wesco Aircraft from September 2018 to March 2020. Mr. Rosen also served as Vice President and Corporate Controller at Safe-Guard Products International from June 2017 to September 2018, as Senior Vice President and Chief Accounting Officer at RioCan from 2011 to 2016, as Chief Accounting Officer, Global Controller at Husky Injection Moldings System from 2010 to 2011 and as Senior Vice President and Chief Accounting Officer at MDS Inc. from 2007 to 2010. Mr. Rosen is a CPA and holds a BSBA, Accounting from Georgetown University.
Brian Sweeney
Mr. Sweeney joined OpenText as Chief Human Resources Officer in October 2018. He has over 25 years of experience as a Human Resource (HR) leader in high growth, global technology businesses, and professional services consulting. He has led organizational growth and transformation initiatives, including international expansion, M&A, global talent management, compensation and benefits, employee engagement, communication and cultural transformation. Prior to joining OpenText, Mr. Sweeney worked at Amgen Inc. from 2003 to 2018, where he served in various HR leadership roles, including Global VP of HR, Head of HR for Global R&D, and VP of International Human Resources. Prior to this, Mr. Sweeney worked at Dell, where he served as Director of Worldwide Compensation and Benefits from 1993 to 1997 and HR Director from 1997 to 2001. From 1989 to 1992, Mr. Sweeney was a Human Resource consultant at AON Hewitt Associates, working across multiple client industry sectors in the practice areas of employee benefits and executive compensation. Earlier in his professional career, Mr. Sweeney worked in corporate sales and sales management for Steelcase, Inc. Mr. Sweeney holds an MBA from the University of Michigan and a Bachelor's degree in Sociology from Vanderbilt University.
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
Randy Fowlie
Mr. Fowlie has served as a director of OpenText since March 1998. From December 2010 to April 2017, Mr. Fowlie was the President and CEO of RDM Corporation, a leading provider of specialized hardware and software solutions in the electronic payment industry. Mr. Fowlie operated a consulting practice from July 2006 to December 2010. From January 2005 until July 2006, Mr. Fowlie held the position of Vice President and General Manager, Digital Media, of Harris Corporation, formerly Leitch Technology Corporation (Leitch), a company that was engaged in the manufacturing of audio and video infrastructure products for the professional broadcast and video industry. From June 1999 to January 2005, Mr. Fowlie held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation (Inscriber), a software company providing products to the broadcast and video industry. From February 1998 to June 1999, Mr. Fowlie was the Chief Financial

Officer of Inscriber. Inscriber was acquired by Leitch in January 2005. Prior to working at Inscriber Mr. Fowlie was a partner with KPMG LLP, Chartered Accountants, where he worked from 1984 to February 1998. Mr. Fowlie received a B.B.A.(Honours) from Wilfrid Laurier University and is a Chartered Professional Accountant. Mr. Fowlie is also a director of Dye & Durham Limited (TSX: DND) a leading provider of cloud–based software and technology solutions for legal and business professionals, as well as InvestorCom Inc. and Sapphire Digital Health Solutions Inc., both privately held companies. In the last five years, Mr. Fowlie also served as a director of RDM Corporation.
Major General David Fraser
Major-General (Ret.) David Fraser has served as a director of OpenText since September 2018. Mr. Fraser is the President of Aegis Six Corporation of Toronto. Mr. Fraser was commissioned as an Infantry Officer following graduation from Carleton University with a Bachelor of Arts in 1980. He served in various command and staff positions in the Princess Patricia’s Canadian Light Infantry from platoon to Division throughout his 30 year career. Most notable, he commanded the NATO coalition in southern Afghanistan in 2006. He is a graduate of the Canadian Forces Command and Staff College in Toronto, holds a Master’s of Management and Policy and is a graduate of the United States Capstone Program (Executive School for generals). His honors and awards including the Commander of Military Merit, the Canadian Meritorious Service Cross, the Meritorious Service Medal, the United States Legion of Honor and Bronze Star (for service in Afghanistan), and leadership recognition awards from the Netherlands, Poland, and NATO. He is the recipient of the Vimy award for contributions to leadership and international affairs and the Atlantic Council Award for international leadership. Upon his departure from the military, Mr. Fraser joined the private sector and, along with his partners, created Blue Goose Pure Foods. Mr. Fraser joined INKAS® Armored Vehicle Manufacturing as their Chief Operating Officer in 2015 until 2017. In 2016, he founded Aegis Six Corporation, which aims at addressing the needs of capacity building abroad and for the private sector within Canada. Mr. Fraser currently works with the Bank of Montreal on their Canadian Defence Community Banking Program, serves as a director of Route1, Inc, Antoxa Corp. and the Canadian Forces College Foundation and is a member of The Prince’s Charities Advisory Council. In the last five years, Mr. Fraser was also a member of the Conference of Defence Association board. Mr. Fraser is also a mentor at the Ivey Business School and is the co-author of Operation Medusa, The Furious Battle that Saved Afghanistan from the Taliban.
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
Robert Hau
Mr. Hau has served as a director of OpenText since September 2020. He is the Chief Financial Officer and Treasurer at Fiserv, Inc., and provides oversight for all financial functions of the company. Mr. Hau has nearly 30 years of experience in business and financial leadership roles. Prior to joining Fiserv, he was Executive Vice President and Chief Financial Officer of TE Connectivity Ltd. from 2012 to 2016, where he was responsible for developing and implementing financial strategy, as well as creating the financial infrastructure necessary to drive the company’s financial direction, vision and compliance initiatives. Previously, Mr. Hau served as Chief Financial Officer for Lennox International Inc. Mr. Hau also spent 22 years at Honeywell International Inc. in a variety of progressive financial and operations leadership roles, including serving as Chief Financial Officer of its Aerospace Business Group, Specialty Materials Business Group and Aerospace Electronic Systems Unit. Mr. Hau holds a Master’s degree in business administration from the USC Marshall School of Business and a Bachelor’s degree in business administration from Marquette University.
Ann M. Powell
Ms. Powell has served as a director of OpenText since June 2021. She is the EVP, Global Chief Human Resource Officer for Bristol Myers Squibb (BMS) whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. With a focus on business performance, Ms. Powell leads efforts to drive the corporation’s global people strategy, empowering the company’s current and future workforce and building a healthy culture focused on serving patients and communities. Ms. Powell works across the enterprise to support BMS’s commitment to creating an energizing work experience and a culture that is powerfully diverse and globally inclusive. Ms. Powell’s industry experience and expertise lie in executive compensation, global leadership development, change management, global diversity and inclusion, training design and delivery, recruitment and placement, labor relations, mergers and acquisitions, divestitures and green field start-ups. With a career spanning both international and domestic assignments, Ms. Powell has held leadership roles of increasing responsibility within the gas, chemical and pharmaceutical industries, including Dow Chemical and Wyeth Pharmaceuticals. Prior to joining BMS in 2013, Ms. Powell was the Chief Human Resources Officer for Shire Pharmaceuticals. Ms. Powell holds a B.S. degree from Iowa State University, a Master’s degree in Industrial Relations, University of Minnesota, and is certified as a Senior Professional in Human Resources (SPHR®).
Stephen J. Sadler
Mr. Sadler has served as a director of OpenText since September 1997. From April 2000 to present, Mr. Sadler has served as the Chairman and CEO of Enghouse Systems Limited, a publicly traded software company that provides enterprise software solutions focusing on remote work, contact centers, visual computing and communications for next generation software defined networks. Mr. Sadler was previously Chief Financial Officer, President and Chief Executive Officer of GEAC Computer Corporation Ltd. (GEAC). Prior to Mr. Sadler's involvement with GEAC, he held executive positions with Phillips Electronics Limited and Loblaws Companies Limited, and was Chairman of Helix Investments (Canada) Inc. Currently, Mr. Sadler is a director of Enghouse Systems Limited. Mr. Sadler has a Business and Security Valuation certificate from Canadian Association of Business Valuators, holds a B.A. Sc. (Honours) in Industrial Engineering and an M.B.A. (Dean's List) from York University. He is also a Chartered Professional Accountant.
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
Michael Slaunwhite
Mr. Slaunwhite has served as a director of OpenText since March 1998. Mr. Slaunwhite also previously served on the board of Vector Talent Holdings, L.P., the parent holding company of Saba Software from 2017 to December 2020. Previously, Mr. Slaunwhite also served as Chairman of the Board of Saba Software. Prior to his appointment at Vector Talent Holdings, Mr. Slaunwhite served as CEO and Chairman of Halogen Software Inc. from 2000 to August 2006, as President and Chairman from 1995 to 2000, and as a Director and Chairman from 1995 up to its acquisition by Vector Talent Holdings in 2017. From 1994 to 1995, Mr. Slaunwhite was an independent consultant to a number of companies, assisting them with strategic and financing plans. Mr. Slaunwhite was the Chief Financial Officer of Corel Corporation from 1988 to 1993. Mr. Slaunwhite holds a B.A. Commerce (Honours) from Carleton University.
Katharine B. Stevenson
Ms. Stevenson has served as a director of OpenText since December 2008. She has extensive corporate governance experience, having served on numerous public company and not-for-profit boards in Canada and the US over the past two decades, where she has consistently assumed leadership roles. Ms. Stevenson is the Chair of the Board of the Canadian Imperial Bank of Commerce (CIBC). Ms. Stevenson is also a director of CIBC Bancorp USA Inc. and CIBC USA, and serves on the board of Capital Power Corporation (Audit Committee Chair). In the last five years, Ms. Stevenson also served as a director of CAE Inc. She also serves on the St. Michael's Hospital Foundation Board and its Executive Committee. She was previously a financial executive in the telecommunications and banking sectors. Ms. Stevenson holds a B.A. (Magna Cum Laude) from Harvard University. She is certified with the professional designation ICD.D. granted by the Institute of Corporate Directors (ICD). Ms. Stevenson was named one of the 2018 Top 100 Most Powerful Women.
Deborah Weinstein
Ms. Weinstein has served as a director of OpenText since December 2009. Ms. Weinstein is a co-founder and partner of LaBarge Weinstein LLP, a business law firm based in Ottawa, Ontario, since 1997. Ms. Weinstein's legal practice specializes in corporate finance, securities law, mergers and acquisitions and business law representation of public and private companies, primarily in knowledge-based growth industries. Prior to founding LaBarge Weinstein LLP, Ms. Weinstein was a partner of the law firm Blake, Cassels & Graydon LLP, where she practiced from 1990 to 1997 in Ottawa, and in Toronto from 1985 to 1987. Ms. Weinstein also serves on a number of not-for-profit boards. Ms. Weinstein has been recognized by Martindale-Hubbell (U.S.) with the highest possible rating in both Legal Ability and Ethical Standards. As well LaBarge Weinstein has been recognized by Canadian Lawyer as one of the Top 10 Corporate Boutiques. Ms. Weinstein holds an LL.B. from Osgoode Hall Law School of York University.
Involvement in Certain Legal Proceedings
Mr. Sadler was a director of Frontline Technologies Inc. (formerly Belzberg Technologies Inc.) from October 1997 to April 2012. Subsequent to Mr. Sadler's resignation, Frontline Technologies Inc. filed an assignment into bankruptcy under applicable bankruptcy and insolvency laws of Canada.
Audit Committee
The Audit Committee currently consists of four directors, Mr. Fowlie (Chair), Mr. Hau, Mr. Singh and Ms. Stevenson, all of whom have been determined by the Board of Directors to be independent as that term is defined in NASDAQ Rule 5605(a)(2) and in Rule 10A-3 promulgated by the SEC under the Exchange Act, and within the meaning of our director independence standards and those of any exchange, quotation system or market upon which our securities are traded.
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
In reference to the new disclosure requirements under the CBCA, the Company has not adopted a written policy that specifically relates to the identification and nomination of women, aboriginal peoples in Canada, persons with disabilities and members of visible minorities (the “Designated Groups”) for election as directors. As discussed above, the Board Diversity Policy of the Company includes consideration of broader categories of diversity beyond those of the Designated Groups but which encompass the Designated Groups and which the Board of Directors considers to be better aligned to achieve the range of perspectives, experience and expertise required by the Company. As of the date of this Annual Report on Form 10-K, for each of the four Designated Groups, the Company has not established a specific target number or percentage, nor a specific target date by which to achieve a specific target number or percentage of members of each Designated Groups on the Board, as we consider a multitude of factors, including skills, experience, expertise, character and the Company’s objective and challenges at the time in determining the best nominee at such time. As of the date of this Annual Report on Form 10-K, there are currently four women on the Board which represents approximately 33% of the current Board and of the director nominees, and 40% of the current independent Board members. One director self-identified to the Company as a person with disabilities.
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
Diversity in Executive Officer Positions
The Company is committed to a diverse and inclusive workplace, including advancing women to executive officer positions. The Company has not adopted specific objectives or targets regarding Designated Groups at the executive officer level, as we consider a multitude of factors, including skills, experience, expertise, character and the Company’s objectives and challenges at the time in determining the best appointment at such time; however, the Company has adopted a formal written Global Employment Equity and Diversity Policy which expresses its commitment to fostering a diverse and inclusive workplace for all employees, regardless of culture, national origin, race, color, gender, gender identification, sexual orientation, family status, age, veteran status, disability, or religion, or other basis. The Company currently has one woman as a Named Executive Officer (20%) and three women as executive officers part of the executive leadership team (ELT) (23%), while approximately 25% of existing positions on the senior leadership team (SLT), exclusive of our ELT, are held by women. In addition, two members of the ELT and SLT have self-identified to the Company as a visible minority. A principal objective of our Global Employment Equity and Diversity Policy is to support and monitor the identification, development and retention of diverse employees, including gender diversity at executive and leadership positions. We will continue to develop a sustainable culture of equity, diversity and inclusion that provides all employees an opportunity to excel, and strive to present diverse slates of candidates for all our roles and mandate it for our senior leader positions.

Item 11.    Executive Compensation
COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed with our management the following Compensation Discussion and Analysis (CD&A). Based on this review and discussion, our Compensation Committee has recommended to the Board that the following CD&A be included in our Annual Report on Form 10-K for Fiscal 2021.
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
COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis of compensation arrangements of the following individuals for the fiscal year which ended on June 30, 2021 (Fiscal 2021), should be read together with the compensation tables and related disclosures set forth below: (i) our principal executive officer, (ii) our principal financial officer, and (iii) our three most highly compensated executive officers, other than our principal executive officer and principal financial officer (collectively, the Named Executive Officers). This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and projections regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the various planned programs summarized in this discussion.

Payments in Canadian dollars included herein, unless otherwise specified, are converted to U.S. dollars using an average annual exchange rate of 0.773416.
Overview of Compensation Program
Determining the compensation of our Named Executive Officers is the responsibility of the Compensation Committee of OpenText's board of directors (the Compensation Committee or the Committee), either alone or in certain circumstances, in consultation with the Board. The Compensation Committee ensures compensation decisions are in line with our goal to provide total compensation to our Named Executive Officers that (i) is fair, reasonable and consistent with our compensation philosophy to achieve our short-term and long-term business goals, and (ii) provides market competitive compensation. The Named Executive Officers who are the subject of this CD&A are:
•Mark J. Barrenechea - Vice Chair, Chief Executive Officer and Chief Technology Officer (CEO)
•Madhu Ranganathan - Executive Vice President and Chief Financial Officer (CFO)
•Simon Harrison - Executive Vice President, Enterprise Sales
•Muhi Majzoub - Executive Vice President, Chief Product Officer
•Gordon A. Davies - Executive Vice President, Chief Legal Officer and Corporate Development
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
During Fiscal 2021, the Committee’s work included the following:
•Executive Compensation Review - The Compensation Committee continually reviews compensation practices and policies with respect to our senior management team against similar-sized global technology companies, in order to allow us to place our compensation practices for these positions in a market context. This benchmarking may include a review of base salary, short-term incentives and long-term incentives.
•Long-Term Incentive Plan - The Compensation Committee reviewed semi-annual analysis provided by Mercer Canada Limited (Mercer) related to performance under all outstanding Performance Share Unit Programs (for details on the programs, refer to the section titled “Long Term Incentives”).
•COVID-19 Compensation Review - As previously disclosed, in order to mitigate the operational impacts of COVID-19, our Compensation Committee and Board approved certain compensation adjustments, relating to our Named Executive Officers and directors, effective for the period May 15, 2020 through June 30, 2021, subject to review and modification as the situation warranted. After careful consideration and review of performance during the COVID-19 pandemic, which was above the level expected at the start of the fiscal year, the Compensation Committee and Board approved the restoration of all previously announced compensation adjustments for all Named Executive Officers and directors, including the CEO, which became effective December 1, 2020. Cash compensation forbearance remained in place from July 1, 2020 through November 30, 2020, as detailed in the table under "Competitive Compensation" below. Please also see "Outlook for Fiscal 2022" in Part II, Item 7, elsewhere in this annual report on Form 10-K.

Although the Compensation Committee has responsibility for decisions on executive compensation, it may consider input from management, analysis provided from the compensation consultant, as well as other factors that the Committee considers appropriate. Please also see "Other Long-Term Equity Grants" and "Long-Term Equity Grants to CEO" below.
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
In Fiscal 2021, the Compensation Committee retained Hugessen Consulting Inc. (Hugessen), an independent consulting firm specializing in executive compensation consulting. During Fiscal 2021 representatives of Hugessen were consulted from time to time by members of the Compensation Committee. Hugessen reviewed relevant information and industry benchmarks and independently advised members of the Compensation Committee on matters relating to CEO and executive officer compensation. Hugessen did not provide any other services to the Company during Fiscal 2021, outside of its capacity as compensation consultants.
In Fiscal 2021, Compensation Committee also had various discussions with Frederic W. Cook & Co., Inc. (FW Cook), an independent consulting firm specializing in executive compensation consulting. During Fiscal 2021, the Chairman and members of the Compensation Committee held discussions from time to time with representatives of FW Cook in connection with compensation market practices in light of COVID-19, and potential impacts on Company's financial performance. FW Cook reviewed relevant information and industry benchmarks on matters relating to CEO and executive officer compensation, including compensation market practices adopted in light of COVID-19.
The Compensation Committee met four times during Fiscal 2021. Management assisted in the coordination and preparation of the meeting agenda and materials for each meeting. The agenda is reviewed and approved by the Chairman of the Compensation Committee. The meeting materials are generally posted and made available to the other Committee members and invitees, if any, for review approximately one week in advance of each meeting.
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
The Compensation Committee periodically reviews data related to compensation levels and programs of a peer group of comparable organizations. Our last peer group analysis was prepared for management by Radford, an AON Hewitt Company (Radford), in February 2019 using the criteria described in the table below, and was presented to and approved by the Compensation Committee at that time. Our peer group consists of 17 companies that include 16 US-based companies and one Israel-based company. In Fiscal 2021, no new companies were added to our peer group and two were removed.

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
Amdocs Ltd.
Autodesk, Inc.
Avaya Inc.
Broadridge Financial Solutions, Inc.
Cadence Design Systems, Inc.
CDK Global LLC
Check Point Software Technologies Ltd.
Citrix Systems, Inc.
NetApp, Inc.
Nuance Communications, Inc.
Pitney Bowes Inc.
Palo Alto Networks, Inc.
Sabre Corporation
SS&C Technologies, Inc.
Synopsys, Inc.
Teradata Corporation
The following graph compares for each of the five fiscal years ended June 30, 2021, the yearly percentage change in the cumulative total shareholder return on our Common Shares with the average cumulative total return of the NASDAQ Composite Index, the S&P/TSX Composite Index (the Indices) and our peer group listed above. The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2016, as compared with the cumulative return on a $100 investment in the respective Indices and the average cumulative return on a $100 investment in our peer group made on the same day. Dividends declared on securities comprising the respective Indices and our peer group and declared on our Common Shares are assumed to be reinvested. The performance of our Common Shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates. Please also see “Stock Performance Graph and Cumulative Total Return” included elsewhere in this Annual Report on Form 10-K for more details.

Taking into account the peer group analysis established in February 2019 as well as market benchmarking performed in April 2020, further efforts were made to align our Named Executive Officers' compensation packages more closely with our stated compensation objectives. Accordingly, Messrs. Harrison, Majzoub, Davies and Ms. Ranganathan received an adjustment to their respective long-term incentive compensation during Fiscal 2021.
Effective May 15, 2020, as a result of the COVID-19 compensation adjustments discussed above, all of our Named Executive Officers', with the exception of Mr. Barrenechea, accepted a 15% base salary reduction and a 15% reduction in target annual variable cash compensation. Mr. Barrenechea accepted a 15% base salary reduction and complete forbearance of any annual variable cash compensation, totaling an approximate 60% reduction in targeted cash compensation. These reductions were to remain in effect through June 30, 2021, subject to review and modification as the situation warranted. After careful consideration and review of performance during the COVID-19 pandemic, which was above the level expected at the start of the fiscal year, the Compensation Committee and Board approved the restoration of all previously announced compensation adjustments for all Named Executive Officers and directors, including the CEO, which became effective December 1, 2020. Cash compensation forbearance remained in place from July 1, 2020 through November 30, 2020, as detailed in a table below.
The table below illustrates the total amount of cash compensation forbearance that was incurred by each Named Executive Officer during Fiscal 2021.

Named Executive Officer	Forbearance of Fixed Pay	Forbearance of Short-Term Incentive	Total Cash Reduction
Mark J. Barrenechea	$59,375	$1,186,850	$1,246,225
Madhu Ranganathan	$31,250	$62,466	$93,716
Simon Harrison	$28,125	$55,761	$83,886
Muhi Majzoub	$26,563	$53,096	$79,659
Gordon A. Davies	$24,894	$49,761	$74,655

CEO Compensation
Mr. Barrenechea’s leadership of the company as CEO, including through the challenges of a global pandemic, have continued to strengthen the market position of Open Text and deliver shareholder value. The Compensation Committee and the Board of Directors are committed to providing the CEO with a competitive compensation package which rewards outstanding performance, provides incentives for continued long term sustainable growth, and accomplishes the Board’s retention objectives.
To achieve these goals, and in recognition of the CEO's demonstrated operational leadership of the Company and exceptional navigation through the global pandemic, Mr. Barrenechea’s annual compensation has been supplemented with a grant of performance-and long-term-based equity. The structure of this grant is described in detail below in the section “Long Term Incentives - Long Term Equity Grants to CEO”. In Fiscal 2021, over 65% (over 55% at target) of our CEO's equity-based compensation was performance-contingent.
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
We use a combination of fixed and variable compensation to motivate our executive officers to achieve our corporate goals. For Fiscal 2021, the basic components of our executive officer compensation program were:
•Fixed pay;
•Short-term incentives; and
•Long-term incentives.
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
The chart below provides the approximate percentage of target total compensation, reflective of the compensation adjustments discussed above, provided to each Named Executive Officer that was either fixed pay or “at risk” for Fiscal 2021:

Named Executive Officer	Fixed Pay Percentage (“Not At Risk”)	Short-Term Incentive Percentage (at 100% target) (“At Risk”)	Long-Term Incentive Percentage (at 100% target) (“At Risk”)
Mark J. Barrenechea	10%	10%	80%
Madhu Ranganathan	18%	19%	63%
Simon Harrison	20%	20%	60%
Muhi Majzoub	20%	20%	60%
Gordon A. Davies	18%	19%	63%

Fixed Pay
Fixed pay includes:
•Base salary;
•Perquisites; and
•Other benefits.
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
Perquisites
Our Named Executive Officers receive a minimal amount of non-cash compensation in the form of executive perquisites. In order to remain competitive in the marketplace, our Named Executive Officers are entitled to some limited benefits that are not otherwise available to all of our employees, including:
•An annual executive medical physical examination;
•A base allowance to cover expenses such as financial planning, tax preparation or club memberships.
Other Benefits
We provide various employee benefit programs on the same terms to all employees, including our Named Executive Officers, such as, but not limited to:
•Medical health insurance;
•Dental insurance;
•Life insurance; and
•Tax based retirement savings plans matching contributions.
Short-Term Incentives
In Fiscal 2021, all of our Named Executive Officers participated in our short-term incentive plan, which is designed to motivate achievement of our short-term corporate goals. These short-term corporate goals are typically derived from our annual business plan which is prepared by management and approved by the Board. Awards made under the short-term incentive plan are made by way of cash payments only.
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
Worldwide revenues are derived from the “Total Revenues” line of our audited income statement with certain adjustments relating to the aging of accounts receivable. Worldwide revenues are an important metric for measuring our growth and helps us to assess our Named Executive Officers’ performance.
Worldwide license and cloud revenues are derived from the sum of "License" and "Cloud services and subscriptions" lines of our audited income statement.

MCV is the total projected commissionable incremental revenue in a signed and written agreement between the Company and its customer. It represents the minimum amount of revenue that we expect to receive from a contract. For the purposes of calculating the achievement of this performance objective, we only consider MCV that is derived from new business.
Worldwide adjusted operating income, which is intended to reflect the operational effectiveness of our leadership, is calculated as total revenues less the total cost of revenues and operating expenses excluding amortization of intangible assets, special charges and stock-based compensation expense. Worldwide adjusted operating income is also adjusted to remove the impact of foreign exchange.
For Fiscal 2021, the following table illustrates the total short-term target awards for each Named Executive Officer, along with the associated weighting of the related performance measures.

Named Executive Officer	Total Target Award (1)	Worldwide Revenues	Worldwide License and Cloud Revenues and MCV	Worldwide Adjusted Operating Income
Mark J. Barrenechea	$831,576	50%	N/A	50%
Madhu Ranganathan	$468,768	50%	N/A	50%
Simon Harrison	$422,120	N/A	60%	40%
Muhi Majzoub	$398,452	50%	N/A	50%
Gordon A. Davies	$373,428	50%	N/A	50%
(1)Target amounts have been reduced to reflect the COVID-19 compensation adjustments, which became effective May 15, 2020, and the subsequent restoration of those adjustments which became effective December 1, 2020.

For the short-term incentive award amounts that would be earned at each of threshold, target and maximum levels of performance, for applicable objectives, see “Grants of Plan-Based Awards for Fiscal 2021” below.
For each performance measure noted above, the Compensation Committee approves the total target award eligible to be earned by a Named Executive Officer, and the Board applies a threshold and target level of performance. Where applicable, the Board also applies an objective formula for determining the percentage payout under awards for levels of performance above and below threshold and target. In each case, performance targets for Fiscal 2021 were higher than Fiscal 2020. To the extent target performance is exceeded, the award will be proportionately greater. The threshold and target levels and payout formula are set forth below as well as actual performance and payout percentages achieved in Fiscal 2021. The Board and the Compensation Committee have broad discretion to make positive or negative adjustments if it considers them to be reasonably appropriate. No discretionary adjustments were made for Fiscal 2021 awards. Effective August 5, 2020, a policy addendum was adopted to our short-term and long-term compensation plans that outlines the principles under which the broad discretion may, from time to time, be applied in order to avoid unintended windfalls or penalties for plan participants. Events that might warrant such discretionary adjustments include, but are not limited to, terrorism, political unrest, war, pandemics and natural disasters. No such discretion was applied to the variable cash incentive payouts nor long-term incentive payouts during the fiscal year.
The actual short-term incentive award earned by each Named Executive Officer for Fiscal 2021 was determined in accordance with the formulas described above, including the natural reductions due to the COVID-19 forbearance period that reduced the variable compensation earnout potential, and reflect the strong performance levels achieved by the Company in Fiscal 2021 related to this “at risk” compensation component.

Objectives (in millions)	Threshold Target	Target	Fiscal 2021 Actual (1)	% Target Actually Achieved	% of Payment per Fiscal 2021 Payout Table(2)
Worldwide Revenues	$2,799	$3,110	$3,293	106%	200%
Worldwide License and Cloud Revenues and MCV	$1,712	$1,902	$2,063	108%	200%
Worldwide Adjusted Operating Income	$900	$1,000	$1,217	122%	200%
(1)Adjusted to remove the impact of foreign exchange and, in some cases, reflect certain adjustments relating to the aging of accounts receivable.
(2)Payout reflective of COVID-19 forbearance reductions applied to each of our respective Named Executive Officers' compensation.

The table below illustrates the percentage of the target awards paid to our Named Executives Officers in accordance with our actual results achieved during Fiscal 2021.

Worldwide Revenues, Worldwide License and Cloud Revenues and MCV, and Worldwide Adjusted Operating Income - Attainment and Corresponding Payment
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	—%	100.0%	100%
90 - 91%	15%	100.5%	125%
92 - 93%	40%	101.0%	150%
94 - 95%	55%	101.5%	175%
96 - 97%	70%	102% and above	200% cap
98 - 99%	85%
Formula:		Example:
Actual / Budget = % of Attainment Linear x25 for every 0.5% over 100%		Attainment of 101.0% results in a payment of 150%
In Fiscal 2021, we achieved 106 % of our worldwide revenue target; 108 % of our worldwide license and cloud revenues and MCV target; and 122 % of our worldwide adjusted operating income target. The “Worldwide Revenues, Worldwide License and Cloud Revenues and MCV, and Worldwide Adjusted Operating Income Calculations” table above illustrates under the “% Attainment” column that an achievement of 106 % of target for the worldwide revenue performance criteria results in an award payment of 200 % of the target award amount; an achievement of 108 % of target for the worldwide license and cloud revenue and MCV performance criteria results in an award payment of 200 % of the target award amount; and an achievement of 122 % of target for the worldwide adjusted operating income performance criterion results in an award payment of 200 % of the target award amount.
 The actual short-term incentive award earned by each Named Executive Officer for Fiscal 2021 was determined in accordance with the formulas described above and are reflective of the strong performance levels achieved by the Company in Fiscal 2021 related to this “at risk” compensation component. We have set forth below for each Named Executive Officer the award amount actually paid for Fiscal 2021, and the percentage of target award amount represented by the actual award paid, in each case, subject to the pro rata forbearance previously discussed, broken out by performance measure as follows:
Mark J. Barrenechea

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$415,788	$62,368	$831,575	200%
Worldwide Adjusted Operating Income	$415,788	$62,368	$831,575	200%
Total	$831,576	$124,736	$1,663,150	200%
Madhu Ranganathan

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$234,384	$35,158	$468,767	200%
Worldwide Adjusted Operating Income	$234,384	$35,158	$468,767	200%
Total	$468,768	$70,316	$937,534	200%

Simon Harrison

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide License and Cloud Revenues and MCV	$253,272	$37,991	$506,543	200%
Worldwide Adjusted Operating Income	$168,848	$25,327	$337,696	200%
Total	$422,120	$63,318	$844,239	200%
Muhi Majzoub

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$199,226	$29,884	$398,452	200%
Worldwide Adjusted Operating Income	$199,226	$29,884	$398,452	200%
Total	$398,452	$59,768	$796,904	200%
Gordon A. Davies

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$186,714	$28,007	$373,428	200%
Worldwide Adjusted Operating Income	$186,714	$28,007	$373,428	200%
Total	$373,428	$56,014	$746,856	200%
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
Payouts under LTIP grants:
•May also be subject to certain limitations in the event of early termination of employment or change in control of the Company; and
•Are subject to mandatory repayment or “claw-back” in the event of fraud, willful misconduct or gross negligence by any executive officer, including a Named Executive Officer, affecting the financial performance or financial statements of the Company or the price of our Common Shares.
LTIP 2023
Grants made in Fiscal 2021 under the LTIP (collectively referred to as "LTIP 2023" because the PSUs and RSUs do not vest until calendar 2023) took effect on August 10, 2020 with the goal of measuring performance over the three year period starting July 1, 2020. The table below illustrates the target value of each element under LTIP 2023 for each Named Executive Officer.

Named Executive Officer	Performance Share Units	Restricted Share Units	Stock Options	Total
Mark J. Barrenechea	$3,500,000	$1,750,000	$1,750,000	$7,000,000
Madhu Ranganathan	$800,000	$400,000	$400,000	$1,600,000
Simon Harrison	$625,000	$312,500	$312,500	$1,250,000
Muhi Majzoub	$612,500	$306,250	$306,250	$1,225,000
Gordon A. Davies	$625,000	$312,500	$312,500	$1,250,000
Awards granted in Fiscal 2021 under LTIP 2023 were in addition to the awards granted in Fiscal 2020, Fiscal 2019, and prior years. For details of our previous LTIPs, see Item 11 of our Annual Report on Form 10-K for the appropriate year.
LTIP 2023 - PSUs
With respect to our PSUs, we use relative TSR to benchmark the Company’s performance against the performance of the corporations comprising the constituents of the S&P Mid Cap 400 Software & Services Index (the Index). The Index is comprised of 400 U.S. public companies with market capitalization of $1.8 billion to $13.6 billion and is a useful measure of the performance of mid-sized companies. Relative TSR is the sole measure for each Named Executive Officer's performance over the relevant three year period for LTIP 2023 with respect to PSUs.

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
The amounts that may be realized for PSU awards under LTIP 2023 are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2021, and applied to the number of PSUs granted to the Named Executive Officers on August 10, 2020 based on the levels of achievement disclosed above.

LTIP 2023 PSUs value as of June 30, 2021
Named Executive Officer	50% Payout	100% Payout	200% Payout
Mark J. Barrenechea	$1,944,116	$3,888,232	$7,776,464
Madhu Ranganathan	$444,246	$888,492	$1,776,984
Simon Harrison	$347,218	$694,436	$1,388,872
Muhi Majzoub	$340,106	$680,212	$1,360,424
Gordon A. Davies	$347,218	$694,436	$1,388,872
LTIP 2023 - RSUs
RSUs vest over three years and do not have any specific performance-based vesting criteria. Provided the eligible employee remains employed throughout the vesting period, all RSUs granted shall become vested RSUs at the end of the LTIP 2023 period.
The following RSU award values under LTIP 2023 have been calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2021, and applied to the number of RSUs granted to the Named Executive Officers on August 10, 2020..

LTIP 2023 RSUs
Named Executive Officer	Value as of June 30, 2021
Mark J. Barrenechea	$1,944,116
Madhu Ranganathan	$444,500
Simon Harrison	$346,964
Muhi Majzoub	$340,360
Gordon A. Davies	$346,964
LTIP 2023 - Stock Options
The stock options granted in connection with LTIP 2023 vest over four years, do not have any specific performance-based vesting criteria and, if not exercised, expire after seven years. Our Named Executive Officers will only realize value on these stock options with future OpenText share price appreciation from the date of grant. For a discussion of the assumptions used in the valuation of stock options, see note 13 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Other Long-Term Equity Grants
In addition to grants made in connection with our LTIP program, from time to time, we may grant stock options and/or RSUs to new strategic hires and to our employees in recognition of their service, such as for promotions, retention, or other reasons. In Fiscal 2021, we granted stock options and RSUs to each of our Named Executive Officers, with the exception of Mr. Barrenechea, through a special one-time grant for retention and engagement of our executives, who were critical in navigating through the uncertain times of the COVID-19 pandemic. Details of these grants are contained in the table below under "Grants of Plan Based Awards". Please also see "Long-Term Equity Grants to CEO" below.

The table below illustrates the target value of each element under the special one-time grants for each Named Executive Officer.

Named Executive Officer	Restricted Share Units	Stock Options	Total
Madhu Ranganathan	$306,250	$918,750	$1,225,000
Simon Harrison	$275,610	$826,870	$1,102,480
Muhi Majzoub	$260,300	$780,940	$1,041,240
Gordon A. Davies	$230,250	$690,810	$921,060

Our RSUs and stock options vest over a specified contract date, typically over three and four years, respectively, and do not have any specific performance criteria. The vesting period for the special one-time options is 5 years, 25% after year two, then 25% per year thereafter and the vesting period for the special one-time RSUs is three years, 33% per year. With respect to stock option grants, the Board will determine the following, based upon the recommendation of the Compensation Committee: the executive officers entitled to participate in our stock option plan, the number of options to be granted, and any other material terms and conditions of the stock option grant.
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
Long-Term Equity Grants to CEO
In connection with the Compensation Committee's review of competitive compensation and the review of Mr. Barrenechea's performance, as discussed earlier under "Competitive Compensation - CEO Compensation", on August 10, 2020, Mr. Barrenechea received a grant of performance stock options under the 2004 Stock Option Plan with an exercise price of $45.81, a seven year term, and vesting subject to certain performance conditions provided that Mr. Barrenechea remains an employee.
These performance options will vest based on the extent to which the average closing price (ACP) of the Common Shares on the NASDAQ for the trading days in any fiscal quarter commencing October 1, 2020, prior to the expiration of the options, exceeds the exercise price by a specified percentage or greater (subject to a linear interpolation for quarterly ACP between the performance levels outlined below). Absolute share growth at target performance ($64.13 reflecting an increase of 40%) will result in 375,000 options vesting, with no options vesting below threshold performance ($54.97 reflecting an increase of 20%) and 750,000 options vesting if maximum performance is achieved ($73.30 reflecting an increase of 60%). No more than 750,000 performance options (2x target) may vest under the award.

ACP Increase (%)	Illustrative ACP ($)	Aggregate Number of Options to Vest
Threshold (20%)	$54.97	150,000
30%	$59.55	262,500
Target (40%)	$64.13	375,000
50%	$68.72	562,500
Maximum (60%)	$73.30	750,000
To the extent that any performance options vest during the first five-year period, they must be held by Mr. Barrenechea until the earlier of the fifth anniversary of the date of grant and the date he ceases to be an employee. Any performance options that vest may be exercised by Mr. Barrenechea during this five-year period, provided that the Common Shares acquired on exercise, net of a number of Common Shares that may be sold by Mr. Barrenechea to fund the exercise price and any income taxes payable as a result of such exercise, must be held by Mr. Barrenechea for this same period.
Additionally, on August 10, 2020, Mr. Barrenechea received a grant of 60,000 RSUs. These RSUs vest over three years, provided Mr. Barrenechea remains employed throughout the applicable vesting period, and are on identical terms to RSUs granted under LTIP 2023. The aggregate amount that may be realized for these RSU awards calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2021 and applied to the number of RSUs granted is approximately $3.0 million.

In Fiscal 2021, as illustrated in the table below for performance grants, over 55% of our CEO's equity compensation had target value that was performance-contingent on either relative TSR versus the S&P400 Mid-Cap Technology index companies (Performance Share Units) or increasing stock price to a target price of $64.13 (Performance Options). The table below illustrates the grant value of all equity-based awards granted to Mr. Barrenechea in Fiscal 2021:

Performance-based Awards (# units/shares) at Target		Performance-based Awards ($ grant value) at Target		Total Performance-Based Grant Value at Target
Performance Share Units	Performance Stock Options	Performance Share Units	Performance Options
76,540	375,000	$4,720,222	$3,817,500	$8,537,722

Time-based Awards (# units)		Time-based Awards ($ grant value)		Total Time-Based Grant Value
Restricted Share Units	Stock Options	Restricted Share Units	Stock Options
98,270	213,680	$4,270,814	$1,750,993	$6,021,807
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
As of the date of this Annual Report on Form 10-K, all Named Executive Officers comply with the Share Ownership Guidelines for Fiscal 2021, as they have either met the share ownership guidelines or, in the case of Ms. Ranganathan, have five years from becoming subject to these guidelines to achieve the equity ownership guidelines required by their position, which in the case of Ms. Ranganathan is 2023.
Directors
With respect to non-management directors, both Common Shares and deferred stock units (DSUs) are counted towards the achievement of the Share Ownership Guidelines. The Company currently has a Directors’ Deferred Share Unit Plan (DSU Plan), whereby any non-management director of the Company may elect to defer all or part of his or her retainer and/or fees in the form of common stock equivalents. As of the date of this Annual Report on Form 10-K, all non-management directors, have exceeded the Share Ownership Guidelines applicable to them, which is three times their annual retainer, with the exception of Ms. Powell, who recently joined as a member of our Board in June 2021. Ms. Powell will be required to comply with the Share Ownership Guidelines within five years of her election and as a result will have until September 2026 to meet the applicable requirements of the Share Ownership Guidelines. For further details, see the table below titled “Director Compensation for Fiscal 2021”.
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

Summary Compensation Table
The following table sets forth summary information concerning the annual compensation of our Named Executive Officers. All numbers are rounded to the nearest dollar or whole share. Changes in exchange rates will impact payments illustrated below that are made in currencies other than the U.S. dollar. Any Canadian dollar payments included herein have been converted to U.S. dollars at an annual average rate of 0.773416, 0.746217, and 0.756489, for Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively.

	Fiscal Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (1)(5)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (6)		Total ($)
Mark J. Barrenechea	2021	$890,625	—	$8,991,036	$9,385,993	$1,663,150	N/A	$31,825	(7)	$20,962,629
Vice Chair, Chief Executive Officer and Chief Technology Officer	2020	$932,188	$273,028	$4,970,594	$1,751,342	$1,775,410	N/A	$47,643	(8)	$9,750,205
	2019	$950,000	—	$3,693,934	$1,407,800	$2,030,625	N/A	$17,315	(8)	$8,099,674

Madhu Ranganathan	2021	$468,750	—	$1,765,137	$1,319,658	$937,534	N/A	$—	(9)	$4,491,079
EVP, Chief Financial Officer	2020	$490,625	$22,807	$781,072	$275,201	$699,068	N/A	$—	(8)	$2,268,773
	2019	$500,000	—	$656,237	$250,019	$712,500	N/A	$—	(8)	$2,118,756

Simon Harrison	2021	$421,875	—	$1,415,475	$1,140,192	$844,239	N/A	$304,118	(10)	$4,125,899
Executive Vice President, Enterprise Sales	2020	$399,896	17,310	$354,786	$125,091	$413,648	N/A	$278,775	(11)	$1,589,506
	2019	$400,000	—	$287,042	$109,361	$533,750	N/A	$655,329	(8)	$1,985,482

Muhi Majzoub	2021	$398,437	—	$1,377,238	$1,087,917	$796,904	N/A	$—	(9)	$3,660,496
Executive Vice President, Chief Product Officer	2020	$417,031	$19,386	$781,072	$275,201	$594,208	N/A	$—	(8)	$2,086,898
	2019	$412,500	—	$721,564	$938,260	$605,625	N/A	$—	(8)	$2,677,949

Gordon A. Davies	2021	$373,415	—	$1,370,111	$1,004,026	$746,856	N/A	$—	(9)	$3,494,408
Executive Vice President, Chief Legal Officer and Corporate Development	2020	$377,096	$17,530	$781,072	$275,201	$537,306	N/A	$—	(8)	$1,988,205
	2019	$371,310	—	$656,237	$913,258	$555,169	N/A	$14,730	(8)	$2,510,704
(1)Amounts reflect the COVID-19 compensation adjustments, which became effective May 15, 2020 and the subsequent restoration of those adjustments which became effective December 1, 2020.
(2)Amounts set forth in this column represent a special performance bonus, approved by the Board, equal to an amount equal to the reductions in their Fiscal 2020 salary and annual incentive payout made pursuant to the previously disclosed COVID-19 compensation adjustments. The special performance bonus was paid in September 2020; however, as it related to performance in Fiscal 2020, the bonus received by each of the Named Executive Officers was included in Fiscal 2020.
(3)PSUs and RSUs were granted pursuant to LTIP 2023 and other non-LTIP related grants. The amounts set forth in this column represent the aggregate grant date fair value, as computed in accordance with ASC Topic 718 “Compensation-Stock Compensation” (Topic 718). Grant date fair value may vary from the target value indicated in the table set forth above in the section “LTIP 2023”. For a discussion of the assumptions used in these valuations, see note 13 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. For the maximum value that may be received under the PSU awards granted in Fiscal 2021 by each Named Executive Officer, see the “Maximum” column under “Estimated Future Payouts under Equity Incentive Plan Awards” under the “Grants of Plan-Based Awards in Fiscal 2021” table below.
(4)Amounts set forth in this column represent the amount recognized as the aggregate grant date fair value of stock option awards, as calculated in accordance with Topic 718 for the fiscal year in which the awards were granted. In all cases, these amounts do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. The performance options granted to Mr. Barrenechea in Fiscal 2021 have been reflected and valued here assuming achievement at the maximum performance level. Please also see "Long-Term Equity Grants to CEO" and “Grants of Plan-Based Awards in Fiscal 2021” for details of target performance value and vesting. For a discussion of the assumptions used in this valuation, see note 13 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
(5)The amounts set forth in this column for Fiscal 2021 represent payments under the short-term incentive plan based on actual performance achieved.
(6)Except as otherwise indicated the amounts in “All Other Compensation” primarily include (i) car allowance; (ii) medical examinations; (iii) club memberships reimbursed, and (iv) tax preparation and financial advisory fees paid. “All Other Compensation” does not include benefits received by the Named Executive Officers which are generally available to all our salaried employees.
(7)Represents amounts we paid or reimbursed for tax, financial, and estate planning.
(8)For details of the amounts of fees or expenses we paid or reimbursed please refer to Summary Compensation Table in Item 11 of our Annual Report on Form 10-K for the corresponding fiscal years ended June 30, 2020 and June 30, 2019.
(9)The total value of all perquisites and personal benefits for this Named Executive Officer was less than $10,000, and, therefore, excluded.
(10)Represents amounts we paid or reimbursed for housing allowance inclusive of a related tax gross-up amount of $160,118.
(11)Represents amounts we paid or reimbursed for housing allowance inclusive of a related tax gross-up amount of $146,775.
Grants of Plan-Based Awards in Fiscal 2021
The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during Fiscal 2021.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Options (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)	($/share)	Awards ($)
Mark J. Barrenechea	August 10, 2020	$124,736	$831,576	$1,663,152	213,680	$45.81	$1,750,993
Madhu Ranganathan	August 10, 2020	$70,316	$468,768	$937,536	155,054	$45.81	$1,319,658
Simon Harrison	August 10, 2020	$63,318	$422,120	$844,240	133,752	$45.81	$1,140,192
Muhi Majzoub	August 10, 2020	$59,768	$398,452	$796,904	127,672	$45.81	$1,087,917
Gordon A. Davies	August 10, 2020	$56,014	$373,428	$746,856	118,022	$45.81	$1,004,026

		Estimated Future Payouts Under Equity Incentive Plan Performance Option Awards (4)			Exercise or Base Price of Option Awards	Grant Date Fair Value of Performance Options (3)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	($/share)	Threshold ($)	Target ($)	Maximum ($)
Mark J. Barrenechea	August 10, 2020	150,000	375,000	750,000	$45.81	$1,527,000	$3,817,500	$7,635,000

		Estimated Future Payouts Under Equity Incentive Plan Awards (4)			All Other Stock Awards: Number of Securities Underlying (5)	Grant Date Fair Value of Stock (3)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Stock (#)	Awards ($)
Mark J. Barrenechea	August 10, 2020	38,270	76,540	153,080	98,270	$8,991,036
Madhu Ranganathan	August 10, 2020	8,745	17,490	34,980	15,447	$1,765,137
Simon Harrison	August 10, 2020	6,835	13,670	27,340	12,857	$1,415,475
Muhi Majzoub	August 10, 2020	6,695	13,390	26,780	12,392	$1,377,238
Gordon A. Davies	August 10, 2020	6,835	13,670	27,340	11,865	$1,370,111
(1)    Represents the threshold, target and maximum estimated payouts under our short-term incentive plan for Fiscal 2021. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Short-Term Incentives” above.

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
(4)    Represents the threshold, target and maximum estimated payouts under our LTIP 2023 PSUs for all Named Executive Officers and the threshold, target and maximum estimated payouts under Mr. Barrenechea's performance options. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - LTIP 2023” and "Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - Long-Term Equity Grants to CEO" above.
(5)    Represents the estimated payouts under our LTIP 2023 RSUs and other non-LTIP related RSUs granted in Fiscal 2021. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - LTIP 2023” above.

Outstanding Equity Awards at End of Fiscal 2021
The following table sets forth certain information regarding outstanding equity awards held by each Named Executive Officer as of June 30, 2021.

		Option Awards (1)						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Non- exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#) (3)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (3)
Mark J. Barrenechea	July 29, 2016	196,560	—	$29.75	July 29, 2023
	June 1, 2017	133,334	66,666	$32.63	June 1, 2024
	June 1, 2017	307,633	92,367	$32.63	June 1, 2024
	August 7, 2017	141,885	47,295	$34.49	August 7, 2024
	August 6, 2018	80,520	80,520	$39.27	August 6, 2025
	August 5, 2019	68,253	204,757	$38.76	August 5, 2026
	August 10, 2020	—	213,680	$45.81	August 10, 2027
	August 10, 2020	—	750,000	$45.81	August 10, 2027
	August 6, 2018					37,320	$1,895,856
	August 6, 2018							74,640	$3,791,712
	August 5, 2019					41,470	$2,106,676
	August 5, 2019							82,940	$4,213,352
	August 10, 2020					98,270	$4,992,116
	August 10, 2020							76,540	$3,888,232

Madhu Ranganathan	May 11, 2018	146,755	73,377	$34.71	May 11, 2025
	August 6, 2018	14,300	14,300	$39.27	August 6, 2025
	August 5, 2019	10,725	32,175	$38.76	August 5, 2026
	August 10, 2020	—	155,054	$45.81	August 10, 2027
	August 6, 2018					6,630	$336,804
	August 6, 2018							13,260	$673,608
	August 5, 2019					6,520	$331,216
	August 5, 2019							13,030	$661,924
	August 10, 2020					15,447	$784,708
	August 10, 2020							17,490	$888,492

Simon Harrison	August 7, 2017	8,880	2,960	$34.49	August 7, 2024
	November 6, 2017	60,000	40,000	$34.48	November 6, 2024
	August 6, 2018	6,256	6,254	$39.27	August 6, 2025
	August 5, 2019	4,875	14,625	$38.76	August 5, 2026
	August 10, 2020	—	133,752	$45.81	August 10, 2027
	August 6, 2018					2,900	$147,320
	August 6, 2018							5,800	$294,640
	August 5, 2019					2,960	$150,368
	August 5, 2019							5,920	$300,736
	August 10, 2020					12,857	$653,136
	August 10, 2020							13,670	$694,436

Muhi Majzoub	August 1, 2014	23,140	—	$27.83	August 1, 2021
	July 31, 2015	37,840	—	$22.87	July 31, 2022
	July 29, 2016	32,560	—	$29.75	July 29, 2023
	August 7, 2017	27,720	9,240	$34.49	August 7, 2024
	August 6, 2018	15,730	15,730	$39.27	August 6, 2025
	May 7, 2019	30,000	45,000	$40.20	May 7, 2026
	August 5, 2019	10,725	32,175	$38.76	August 5, 2026
	August 10, 2020	—	127,672	$45.81	August 10, 2027
	August 6, 2018					7,290	$370,332
	August 6, 2018							14,580	$740,664
	August 5, 2019					6,520	$331,216
	August 5, 2019							13,030	$661,924
	August 10, 2020					12,392	$629,514
	August 10, 2020							13,390	$680,212

Gordon A. Davies	July 29, 2016	9,580	—	$29.75	July 29, 2023
	August 7, 2017	8,400	8,400	$34.49	August 7, 2024
	August 6, 2018	14,300	14,300	$39.27	August 6, 2025
	May 7, 2019	30,000	45,000	$40.20	May 7, 2026
	August 5, 2019	10,725	32,175	$38.76	August 5, 2026
	August 10, 2020	—	118,022	$45.81	August 10, 2027
	August 6, 2018					6,630	$336,804
	August 6, 2018							13,260	$673,608
	August 5, 2019					6,520	$331,216
	August 5, 2019							13,030	$661,924
	August 10, 2020					11,865	$602,742
	August 10, 2020							13,670	$694,436
(1)    Options in the table above vest annually over a period of 4 years starting from the date of grant, with the exception of (i) 600,000 options granted to the CEO in Fiscal 2017 and performance options granted to the CEO in Fiscal 2021 assuming achievement of maximum performance level. For additional detail, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - Long-Term Equity Grants to CEO” above and under Item 11 of our Annual Report on Form 10-K for Fiscal 2017 and (ii) options granted to certain of our executive officers on August 10, 2020 in recognition of their service which vest annually over a 5 year period, with the first vesting date being two years from the date of grant.
(2)    Represents each Named Executive Officer's target number of RSUs granted pursuant to LTIP 2021, LTIP 2022, LTIP 2023, and other non-LTIP related RSUs, which vest upon the schedules described above in "Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long Term Incentives". These amounts illustrate the market value as of June 30, 2021 based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $50.80.
(3)    Represents each Named Executive Officer's target number of PSUs granted pursuant to the LTIP 2021, LTIP 2022, and LTIP 2023, which vest upon the schedules described above in "Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long Term Incentives". These amounts illustrate the market value as of June 30, 2021 based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $50.80.

As of June 30, 2021, options to purchase an aggregate of 8,113,574 Common Shares had been previously granted (assuming maximum performance level achievement of Mr. Barrenechea's performance options) and are outstanding under our stock option plans, of which 2,567,483 Common Shares were vested. Options to purchase an additional 11,251,577 Common

Shares remain available for issuance pursuant to our stock option plans. Our outstanding options pool represents 3.0% of the Common Shares issued and outstanding as of June 30, 2021.
During Fiscal 2021, the Company granted options to purchase 3,208,209 Common Shares or 1.2% of the Common Shares issued and outstanding as of June 30, 2021.
Option Exercises and Stock Vested in Fiscal 2021
The following table sets forth certain details with respect to each of the Named Executive Officers concerning the exercise of stock options and vesting of stock in Fiscal 2021:

	Option Awards		Stock Awards (3)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Mark J. Barrenechea	551,887	$10,885,947	103,498	$4,288,957
Madhu Ranganathan	73,378	$602,696	9,870	$409,013
Simon Harrison	—	$—	6,473	$268,241
Muhi Majzoub	20,996	$572,795	20,219	$837,875
Gordon A. Davies	—	$—	18,384	$761,833
(1)    “Value realized on exercise” is the excess of the market price, at date of exercise, of the shares underlying the options over the exercise price of the options.
(2)    “Value realized on vesting” is the market price of the underlying Common Shares on the vesting date.
(3)    Relates to the vesting of PSUs and RSUs under our LTIP 2020.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
We have entered into employment contracts with each of our Named Executive Officers. These contracts may require us to make certain types of payments and provide certain types of benefits to the Named Executive Officers upon the occurrence of any of these events:
•If the Named Executive Officer is terminated without cause; and
•If there is a change in control in the ownership of the Company and subsequent to the change in control, there is a change in the relationship between the Company and the Named Executive Officer.
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
Termination Without Cause
If the Named Executive Officer is terminated without cause, we may be obligated to make payments or provide benefits to the Named Executive Officer. A termination without cause means a termination of a Named Executive Officer for any reason other than the following, each of which provides “cause” for termination:
•The failure by the Named Executive Officer to attempt in good faith to perform his duties, other than as a result of a physical or mental illness or injury;
•The Named Executive Officer's willful misconduct or gross negligence of a material nature in connection with the performance of his duties which is or could reasonably be expected to be injurious to the Company;
•The breach by the Named Executive Officer of his fiduciary duty or duty of loyalty to the Company;
•The Named Executive Officer's intentional and unauthorized removal, use or disclosure of information relating to the Company, including customer information, which is injurious to the Company or its customers;

•The willful performance by the Named Executive Officer of any act of dishonesty or willful misappropriation of funds or property of the Company or its affiliates;
•The indictment of the Named Executive Officer or a plea of guilty or nolo contender to a felony or other serious crime involving moral turpitude;
•The material breach by the Named Executive Officer of any obligation material to his employment relationship with the Company; or
•The material breach by the Named Executive Officer of the Company's policies and procedures which breach causes or could reasonably be expected to cause harm to the Company;
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
A change in control includes the following events:
•The sale, lease, exchange or other transfer, in one transaction or a series of related transactions, of all or substantially all of the Company’s assets;
•The approval by the holders of Common Shares of any plan or proposal for the liquidation or dissolution of the Company;
•Any transaction in which any person or group acquires ownership of more than 50% of outstanding Common Shares; or
•Any transaction in which a majority of the Board is replaced over a twelve-month period and such replacement of the Board was not approved by a majority of the Board still in office at the beginning of such period.
Examples of a change in the relationship between the Named Executive Officer and the Company where payments or benefits may be triggered following a change in control event include:
•A material diminution in the duties and responsibilities of the Named Executive Officer, other than (a) a change arising solely out of the Company becoming part of a larger organization following the change in control event or any related change in the reporting hierarchy or (b) a reorganization of the Company resulting in similar changes to the duties and responsibilities of similarly situated executive officers;
•A material reduction to the Named Executive Officer's compensation, other than a similar reduction to the compensation of similarly situated executive officers;
•A relocation of the Named Executive Officer's primary work location by more than fifty miles;
•A reduction in the title or position of the Named Executive Officer, other than (a) a change arising solely out of the Company becoming part of a larger organization following the change in control event or any related change in the reporting hierarchy or (b) a reorganization of the Company resulting in similar changes to the titles or positions of similarly situated executive officers;
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
(1)Assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred.
(2)LTIP amounts are prorated for the number of months of participation at termination date in the applicable 38 month performance period. If the termination date is before the commencement of the 19th month of the performance period, a prorated LTIP will not be paid.
(3)Already vested as of termination date with no acceleration of unvested options. For a period of 90 days following the termination date, the Named Executive Officer has the right to exercise all options which have vested as of the date of termination.
(4)Employee and medical benefits provided to each Named Executive Officer immediately prior to the occurrence of the trigger event.
(5)In accordance with the terms of his employment agreement, as amended, Mr. Barrenechea is entitled to participate until the age of 65 in healthcare benefits substantially similar to what he currently receives as Vice Chair, Chief Executive Officer and Chief Technology Officer of the Company. These benefits will be provided at the cost of the Company, provided that Mr. Barrenechea continues to be responsible for funding an amount that is equal to his employee contribution as Vice Chair, Chief Executive Officer and Chief Technology Officer, unless he becomes employed elsewhere, at which point this benefit will terminate. In the event that the employee or company contribution funding increases, Mr. Barrenechea would be responsible for that increase.
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
(1)Assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred.
(2)For a period of 90 days following the termination date, the Named Executive Officer has the right to exercise all options which are deemed to have vested as of the date of termination.
(3)Employee and medical benefits provided to each Named Executive Officer immediately prior to the occurrence of the trigger event.
(4)In accordance with the terms of his employment agreement, as amended, Mr. Barrenechea is entitled to participate until the age of 65 in healthcare benefits substantially similar to what he currently receives as Vice Chair, Chief Executive Officer and Chief Technology Officer of the Company. These benefits will be provided at the cost of the Company, provided that Mr. Barrenechea continues to be responsible for funding an amount that is equal to his employee contribution as Vice Chair, Chief Executive Officer and Chief Technology Officer, unless he becomes employed elsewhere, at which point this benefit will terminate. In the event that the employee or company contribution funding increases, Mr. Barrenechea would be responsible for that increase.
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
In return for receiving the payments and the benefits described above, each Named Executive Officer must comply with certain obligations in favor of the Company, including a non-disparagement obligation. Also, each Named Executive Officer is bound by a confidentiality and non-solicitation agreement where the non-solicitation obligation lasts 6 months from the date of termination of his employment.
Any breach by a Named Executive Officer of any provision of his contractual agreements may only be waived upon the review and approval of the Board.
Quantitative Estimates of Payments upon Termination or Change in Control
Further information regarding payments to our Named Executive Officers in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each Named Executive Officer would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on June 30, 2021. Amounts (i) potentially payable under plans which are generally available to all salaried employees, such as life and disability insurance, and (ii) earned but unpaid, in both cases, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our Common Shares of $50.80 per share as reported on the NASDAQ on June 30, 2021, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:
•Payments in Canadian dollars included herein are converted to U.S. dollars using an exchange rate, as of June 30, 2021, of 0.773416;
•The salary and incentive payments are calculated based on the amounts of salary, incentive and benefit payments which were payable to each Named Executive Officer as of June 30, 2021; and
•Payments under the LTIPs are calculated as though 100% of LTIP 2023 (granted in Fiscal 2021), LTIP 2022 (granted in Fiscal 2020), and LTIP 2021 (granted in Fiscal 2019) have vested with respect to a termination without cause or change in relationship following a change in control event, and as though a pro-rated amount have vested with respect to no change in control event.
Actual payments made at any future date may vary, including the amount the Named Executive Officer would have accrued under the applicable benefit or compensation plan as well as the price of our Common Shares.

Named Executive Officer		Salary ($)	Short-term Incentive Payment ($)	Gain on Vesting of LTIP and Non-LTIP RSUs ($)	Gain on Vesting of Stock Options ($)	Employee Benefits ($)		Total ($)
Mark J. Barrenechea	Termination Without Cause / Change in Relationship with no Change in Control	$1,900,000	$2,850,000	$12,427,819	$—	$63,650	(1)	$17,241,469
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,900,000	$2,850,000	$20,887,944	$8,120,944	$63,650		$33,822,538
Madhu Ranganathan	Termination Without Cause / Change in Relationship with no Change in Control	$500,000	$500,000	$1,924,686	$—	$2,500		$2,927,186
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,000,000	$1,000,000	$3,676,752	$2,506,621	$5,000		$8,188,373
Simon Harrison	Termination Without Cause / Change in Relationship with no Change in Control	$450,000	$450,000	$1,009,778	$—	$306,840		$2,216,618
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$900,000	$900,000	$2,240,636	$1,616,694	$613,680		$6,271,010

Muhi Majzoub	Termination Without Cause / Change in Relationship with no Change in Control	$425,000	$425,000	$1,968,922	$—	$7,125	$2,826,047
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$850,000	$850,000	$3,413,862	$1,833,542	$14,250	$6,961,654
Gordon A. Davies	Termination Without Cause / Change in Relationship with no Change in Control	$398,309	$398,309	$1,840,257	$—	$9,163	$2,646,038
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$796,619	$796,619	$3,300,730	$1,755,200	$18,326	$6,667,494
(1)In accordance with the terms of his employment agreement, as amended, Mr. Barrenechea is entitled to participate until the age of 65 in healthcare benefits substantially similar to what he currently receives as Chief Executive Officer of the Company. These benefits will be provided at the cost of the Company, provided that Mr. Barrenechea continues to be responsible for funding an amount that is equal to his employee contribution as Chief Executive Officer, unless he becomes employed elsewhere, at which point this benefit will terminate. In the event that the employee or company contribution funding increases, Mr. Barrenechea would be responsible for that increase.
Director Compensation for Fiscal 2021
The following table sets forth summary information concerning the annual compensation received by each of the non-management directors of OpenText for the fiscal year ended June 30, 2021.

	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
P. Thomas Jenkins (3)	$195,000	$391,037	$—	$—	N/A	$—		$586,037
Randy Fowlie (4)	$44,070	$370,409	$—	$—	N/A	$—		$414,479
David Fraser (5)	$68,250	$246,717	$—	$—	N/A	$—		$314,967
Gail E. Hamilton (6)	$82,875	$288,475	$—	$—	N/A	$—		$371,350
Robert Hau (7)	$95,542	$228,499	$—	$—	N/A	$—		$324,041
Ann M. Powell (8)	$—	$—	$—	$—	N/A	$—		$—
Stephen J. Sadler (9)	$—	$369,957	$—	$—	N/A	$37,106	(15)	$407,063
Harmit Singh (10)	$24,375	$309,432	$—	$—	N/A	$—		$333,807
Michael Slaunwhite (11)	$1,609	$414,236	$—	$—	N/A	$—		$415,845
Katharine B. Stevenson (12)	$—	$393,268	$—	$—	N/A	$—		$393,268
Carl Jurgen Tinggren (13)	$—	$8,502	$—	$—	N/A	$—		$8,502
Deborah Weinstein (14)	$—	$408,895	$—	$—	N/A	$—		$408,895
(1)Non-management directors may elect to defer all or a portion of their retainer and/or fees in the form of Common Share equivalent units under our Directors' Deferred Share Unit Plan (DSU Plan) based on the value of the Company's shares as of the date fees would otherwise be paid. The DSU Plan, originally effective February 2, 2010, and amended and restated in October 2018, is available to any non-management director of the Company and is designed to promote greater alignment of long-term interests between directors of the Company and its shareholders. DSUs granted as compensation for directors' fees vest immediately whereas the annual DSU grant vests at the Company’s next annual general meeting. No DSUs are payable by the Company until the director ceases to be a member of the Board.
(2)The amounts set forth in this column represents the amount recognized as the aggregate grant date fair value of equity-based compensation awards, inclusive of DSU dividend equivalents, as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards. For a discussion of the assumptions used in this valuation, see note 13 “Share Capital, Option Plan and Share-based Payments” to our consolidated financial statements. In Fiscal 2021, Messrs. Jenkins, Fowlie, Fraser, Hau, Sadler, Singh, Slaunwhite and Tinggren and Mses. Hamilton, Powell, Stevenson and Weinstein received 9,698, 9,124, 6,292, 5,893, 9,195, 7,890, 10,174, 202, 7,186, nil, 9,717, and 10,057 DSUs, respectively.
(3)As of June 30, 2021, Mr. Jenkins holds 126,594 DSUs. Mr. Jenkins serves as Chairman of the Board.

(4)As of June 30, 2021, Mr. Fowlie holds 106.136 DSUs.
(5)As of June 30, 2021, Mr. Fraser holds 19,886 DSUs.
(6)As of June 30, 2021, Ms. Hamilton holds 83,843 DSUs.
(7)As of June 30, 2021, Mr. Hau holds 5,893 DSUs.
(8)Ms. Powell joined the board of directors on June 15, 2021. As of June 30, 2021, Ms. Powell holds no DSUs.
(9)As of June 30, 2021, Mr. Sadler holds 101,507 DSUs.
(10)As of June 30, 2021, Mr. Singh holds 22,799 DSUs.
(11)As of June 30, 2021, Mr. Slaunwhite holds 121,538 DSUs.
(12)As of June 30, 2021, Ms. Stevenson holds 101,546 DSUs.
(13)Mr. Tinggren retired from the board of directors effective September 14, 2020, being the date of our annual general meeting.
(14)As of June 30, 2021, Ms. Weinstein holds 116,621 DSUs.
(15)During Fiscal 2021, Mr. Sadler received $37,106 in consulting fees, paid or payable in cash, for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Directors who are salaried officers or employees receive no compensation for serving as directors. Mr. Barrenechea was the only employee director in Fiscal 2021. The material terms of our director compensation arrangements are as follows:

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
As a result of the COVID-19 compensation adjustments discussed above, all of our non-management directors accepted a 15% reduction in cash retainer compensation fees payable, effective for the period May 15, 2020 through June 30, 2021, subject to review and modification as the situation warranted. After careful consideration and review of performance during the COVID-19 pandemic, which was above the level expected at the start of the fiscal year, the Compensation Committee and Board approved the restoration of all previously announced compensation adjustments for all Named Executive Officers and directors, including the CEO, which became effective December 1, 2020.
The Board has adopted a DSU Plan which is available to any non-management director of the Company. In Fiscal 2021, certain directors elected to receive DSUs instead of a cash payment for their directors’ fees. In addition to the scheduled fee arrangements set forth in the table above, whether paid in cash or DSUs, non-management directors also receive an annual DSU grant representing the long term component of their compensation. The amount of the annual DSU grant is discretionary; however, historically, the amount of this grant has been determined and updated on a periodic basis with the assistance of the

Compensation Committee and the compensation consultant and benchmarked against director compensation for comparable companies. For Fiscal 2021, the annual DSU grant was approximately $225,000 for each non-management director and approximately $295,000 for the Chairman of the Board. DSUs granted as compensation for directors' fees vest immediately whereas the annual DSU grant vests at the Company’s next annual general meeting. No DSUs are payable by the Company until the director ceases to be a member of the Board.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information as of June 30, 2021 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of approximately 5% or more of our outstanding Common Shares, (ii) each director of our Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.
The number and percentage of shares beneficially owned as exhibited in Item 12 is based on filings made in accordance with the rules of the SEC, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting or investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of June 30, 2021. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo, Ontario, Canada, N2L 0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
Jarislowsky, Fraser Ltd. (1) 1010 Sherbrooke St. West, Montreal QC H3A 2R7	16,333,691	6.02%
P. Thomas Jenkins (2)	2,377,767	*
Mark J. Barrenechea (3)	2,147,655	*
Michael Slaunwhite (4)	793,870	*
Muhi Majzoub (5)	306,706	*
Randy Fowlie (6)	304,316	*
Stephen J. Sadler (7)	230,687	*
Madhu Ranganathan (8)	209,015	*
Gordon A. Davies (9)	171,446	*
Katharine B. Stevenson (10)	147,356	*
Deborah Weinstein (11)	130,801	*
Simon Harrison (12)	117,275	*
Gail E. Hamilton (13)	78,033	*
Harmit Singh (14)	16,979	*
David Fraser (15)	14,066	*
Robert Hau (16)	73	*
Ann M. Powell (17)	—	*
All executive officers and directors as a group (18)	7,228,707	2.64%

*    Less than 1%
(1)    Information regarding the shares outstanding is based on information filed in Schedule 13G, 13F, or Schedule 13G/A with the SEC. The percentage of Common Shares outstanding is calculated using the total shares outstanding as of June 30, 2021.
(2)    Includes 2,258,804 Common Shares owned and 118,963 deferred stock units (DSUs) which are exercisable.
(3)    Includes 1,010,242 Common Shares owned, 928,185 options which are exercisable and 209,228 options which will become exercisable within 60 days of June 30, 2021.
(4)    Includes 678,152 Common Shares owned and 115,718 DSUs which are exercisable.
(5)    Includes 91,813 Common Shares owned, 177,715 options which are exercisable and 37,178 options which will become exercisable within 60 days of June 30, 2021.
(6)    Includes 204,000 Common Shares owned and 100,316 DSUs which are exercisable.
(7)    Includes 135,000 Common Shares owned and 95,687 DSUs which are exercisable.
(8)    Includes 7,150 Common Shares owned, 171,780 options which are exercisable and 30,085 options which will become exercisable within 60 days of June 30, 2021.
(9)    Includes 62,626 Common Shares owned, 73,005 options which are exercisable and 35,815 options which will become exercisable within 60 days of June 30, 2021.
(10)    Includes 51,630 Common Shares owned and 95,726 DSUs which are exercisable.
(11)    Includes 20,000 Common Shares owned and 110,801 DSUs which are exercisable.
(12)    Includes 16,762 Common Shares owned, 80,011 options which are exercisable and 20,502 options which will become exercisable within 60 days of June 30, 2021.
(13)    Includes 10 Common Shares owned and 78,023 DSUs which are exercisable.
(14)    Includes 16,979 DSUs which are exercisable.
(15)    Includes 14,066 DSUs which are exercisable.
(16)    Includes 73 DSUs which are exercisable.
(17)    Ms. Powell joined the Board of Directors on June 15, 2021. As of June 30, 2021, Ms. Powell holds no DSUs.

(18)    Includes 4,558,684 Common Shares owned, 1,535,793 options which are exercisable, 387,878 options which will become exercisable within 60 days of June 30, 2021, and 746,352 DSUs which are exercisable.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth summary information relating to our various stock compensation plans as of June 30, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	8,113,574	$40.16	11,251,577
Equity compensation plans not approved by security holders:
Under deferred stock unit awards	806,363	N/A	—
Under performance stock unit awards	688,462	N/A	—
Under restricted stock unit awards	1,045,518	N/A	—
Total	10,653,917		11,251,577
For more information regarding stock compensation plans, please refer to note 13 "Share Capital, Option Plans and Share-Based Payments" to our Consolidated Financial Statements within this Annual Report on Form 10-K.
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

During Fiscal 2021, Mr. Sadler received CAD $48.0 thousand in consulting fees from OpenText (equivalent to $37.1 thousand USD), none of which represented bonus fees for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
Item 14.    Principal Accountant Fees and Services
The aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for Fiscal 2021 and Fiscal 2020 were:

	Year ended June 30,
(In thousands)	2021	2020
Audit fees (1)	$5,306	$5,362
Audit-related fees (2)	41	257
Tax fees (3)	7	52
All other fees (4)	—	—
Total	$5,354	$5,671
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
OpenText's Audit Committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from our independent registered public accounting firm be approved in advance by the Audit Committee or a delegate of the Audit Committee. The Audit Committee has delegated the pre-approval responsibility to the Chair of the Audit Committee. All services that KPMG LLP provided to us in Fiscal 2021 and Fiscal 2020 have been pre-approved by the Audit Committee.
The Audit Committee has determined that the provision of the services as set out above is compatible with the maintaining of KPMG LLP's independence in the conduct of its auditing functions.

Part IV

Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules

(b) The following documents are filed as a part of this report:
1) Consolidated financial statements and Reports of Independent Registered Public Accounting Firm and the related notes thereto are included in Part II, Item 8.
2) Valuation and Qualifying Accounts; see note 4 "Allowance for Credit Losses" and note 15 "Income Taxes" in the Notes to Consolidated Financial Statements included in Part II, Item 8.
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

2.5	Agreement and Plan of Merger, dated as of December 5, 2014, by and among Open Text Corporation, Asteroid Acquisition Corporation and Actuate. (24)
2.6	Agreement and Plan of Merger, dated September 12, 2016, by and among Open Text Corporation, EMC Corporation, EMC International Company, and EMC (Benelux) B.V. (26)
2.7	Agreement and Plan of Merger, dated November 10, 2019, by and among Open Text Corporation, Coral Merger Sub Inc. and Carbonite, Inc. (39)
3.1	Articles of Amalgamation of the Company. (1)
3.2	Articles of Amendment of the Company. (1)
3.3	Articles of Amendment of the Company. (1)
3.4	Articles of Amalgamation of the Company. (1)
3.5	Articles of Amalgamation of the Company, dated July 1, 2001. (2)
3.6	Articles of Amalgamation of the Company, dated July 1, 2002. (3)
3.7	Articles of Amalgamation of the Company, dated July 1, 2003. (4)
3.8	Articles of Amalgamation of the Company, dated July 1, 2004. (5)
3.9	Articles of Amalgamation of the Company, dated July 1, 2005. (6)
3.10	Articles of Continuance of the Company, dated December 29, 2005. (7)
3.11	By-Law 1 of Open Text Corporation. (37)

4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (44)
4.2	Form of Common Share Certificate. (1)
4.3	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 23, 2016. (19)
4.4
Registration Rights Agreement, dated as of November 4, 2013, by and among Open Text Corporation and the principal stockholders named therein, and for the benefit of the holders (as defined therein). (20)

4.5
Indenture, dated as of January 15, 2015, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon (as successor to Citibank, N.A.), as U.S. trustee, and BNY Trust Company of Canada (as successor to Citi Trust Company Canada), as Canadian trustee (including form of 5.625% Senior Notes due 2023). (27)

4.6
Indenture, dated as of May 31, 2016, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (including form of 5.875% Senior Notes due 2026). (29)

4.7
Supplemental Indenture, dated as of December 9, 2016, to the Indenture governing 5.625% Senior Notes due 2023, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee. (30)

4.8
Supplemental Indenture, dated as of December 9, 2016, to the Indenture governing 5.875% Senior Notes due 2026, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee. (30)

4.9	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 4, 2019. (40)
4.10	Indenture (including form of Note), dated as of April 4, 2017, by and between Carbonite, Inc. and U.S. Bank National Association, as trustee. (41)
4.11	First Supplemental Indenture, dated as of December 24, 2019, by and between Carbonite, Inc. and U.S. Bank National Association, as trustee. (41)
4.12	Indenture, dated as of February 18, 2020, between Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee. (42)
4.13	Indenture, dated as of February 18, 2020, between Open Text Holdings, Inc. and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee. (42)
4.14	Open Text Corporation 2004 Stock Option Plan, as amended and restated on September 14, 2020. (46)
4.15	Open Text Corporation 2004 Employee Stock Purchase Plan, as amended and restated on September 14, 2020. (46)
10.1*	1998 Stock Option Plan. (8)
10.2*	Form of Indemnity Agreement between the Company and certain of its officers dated September 7, 2006. (9)
10.3*	Consulting Agreement between Steven Sadler and SJS Advisors Inc. and the Company, dated May 3, 2005. (10)
10.4*	OpenText Corporation Directors' Deferred Share Unit Plan, as amended and restated October 30, 2018. (11)
10.5
Amended and Restated Credit Agreement among Open Text Corporation and certain of its subsidiaries, the Lenders, Barclays Bank PLC, Royal Bank of Canada, Barclays Capital and RBC Capital Markets, dated as of November 9, 2011. (12)

10.6*	OpenText Corporation 2004 Stock Option Plan, as amended and restated September 23, 2016. (15)
10.7*	OpenText Corporation Long-Term Incentive Plan 2015 for eligible employees, effective October 3, 2012. (16)
10.8*	Employment Agreement, dated October 30, 2012 between Mark Barrenechea and the Company. (16)
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

10.18*	Amended and Restated Employee Stock Purchase Plan. (28)
10.19
Repricing Amendment and Amendment No. 2 dated as of February 22, 2017 to Credit Agreement, by and among Open Text Corporation, as guarantor, Open Text GXS ULC, as borrower, the other guarantors party thereto, each of the lenders party thereto and Barclays Bank PLC, as administrative agent. (31)

10.20
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of May 5, 2017, among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, and Barclays Bank PLC, as sole administrative agent and collateral agent. (32)

10.21*
Amendment No. 3 to the Employment Agreement between Mark J. Barrenechea and the Company dated June 1, 2017 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012). (33)

10.22
Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of September 6, 2017, among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, and Barclays Bank PLC, as sole administrative agent and collateral agent. (34)

10.23*	Employment Agreement, dated January 30, 2018, among the Company, Open Text Inc. and Madhu Ranganathan. (35)
10.24
Amended and Restated Credit Agreement dated as of May 30, 2018, by and among Open Text Corporation, as borrower, the guarantors party thereto, each of the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent. (36)

10.25
Third Amended and Restated Credit Agreement dated as of May 30, 2018, by and among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, Barclays Bank PLC, as administrative agent, collateral agent and swing line lender and Royal Bank of Canada as documentary credit lender. (36)

10.26*	Employment Agreement, dated October 1, 2017, between Simon (Ted) Harrison and the Company. (38)
10.27
Fourth Amended and Restated Credit Agreement dated as of October 31, 2019, by and among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, Barclays Bank PLC, as administrative agent, collateral agent and swing line lender and Royal Bank of Canada as documentary credit lender. (43)

10.28*
Amendment No. 4 to the Employment Agreement between Mark J. Barrenechea and the Company dated August 14, 2020 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012, as amended). (45)

18.1
Preferability letter dated February 2, 2012 from the Company's auditors, KPMG LLP, regarding a change in the Company's accounting policy relating to the income statement classification of tax related interest and penalties. (13)

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
(30) Filed as an Exhibit to the Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-3, as filed with the SEC on December 12, 2016 and incorporated herein by reference.
(31) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on February 22, 2017 and incorporated herein by reference.
(32) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on May 8, 2017 and incorporated herein by reference.
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
(36) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 30, 2018 and incorporated herein by reference.
(37) Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on September 26, 2013 and incorporated herein by reference.
(38) Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 2, 2018 and incorporated herein by reference.
(39) Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on November 12, 2019 and incorporated herein by reference.
(40) Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on September 4, 2019 and incorporated herein by reference.
(41) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on January 30, 2020 and incorporated herein by reference.
(42) Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on February 18, 2020 and incorporated herein by reference.
(43) Filed as an Exhibit to Company's Current Report on Form 8-K, as filed with the SEC on November 5, 2019 and incorporated herein by reference.
(44) Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 1, 2019 and incorporated herein by reference.
(45) Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on August 14, 2020 and incorporated herein by reference.
(46) Filed as an Exhibit to the Company's Registration Statement on Form S-8, as filed with the SEC on September 30, 2020 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Open Text Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Open Text Corporation (the Company) as of June 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended June 30, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 4, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, in the year ended June 30, 2021, Open Text Corporation adopted the new accounting standard, "Financial Instruments – Credit Losses" on a modified retrospective basis through a cumulative-effect adjustment to opening retained earnings. In the year ended June 30, 2020, Open Text Corporation adopted the new accounting standard, "Leases" on a modified retrospective basis through a cumulative-effect adjustment to opening retained earnings.
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
Evaluation of the determination of standalone selling prices of revenue performance obligations for customer contracts with a software license
As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company generally sells or licenses its software in combination with other products and services such as customer support and professional services. The accounting for customer contracts with a software license requires an allocation of the transaction price to each distinct performance obligation based on the determination of the standalone selling price (SSP). SSP for a performance obligation in a customer contract is an estimate of the price that would be charged for the specific product or service if it was sold separately in similar circumstances and to similar customers. This estimate determines the allocation of the transaction price and affects the amount and timing of revenue recognized for each performance obligation in a customer contract. SSP is estimated based on the impact of geographic or regional specific factors, profit objectives and pricing practices for different performance obligations.

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
August 4, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Open Text Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Open Text Corporation’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Open Text Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated August 4, 2021 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
August 4, 2021

OPEN TEXT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	June 30, 2021	June 30, 2020
ASSETS
Cash and cash equivalents	$1,607,306	$1,692,850
Accounts receivable trade, net of allowance for credit losses of $22,151 as of June 30, 2021 and $20,906 as of June 30, 2020 (note 1 and note 4)	438,547	466,357
Contract assets (note 3)	25,344	29,570
Income taxes recoverable (note 15)	32,312	61,186
Prepaid expenses and other current assets (note 9)	98,551	136,436
Total current assets	2,202,060	2,386,399
Property and equipment (note 5)	233,595	244,555
Operating lease right of use assets (note 6)	234,532	207,869
Long-term contract assets (note 3)	19,222	15,427
Goodwill (note 7)	4,691,673	4,672,356
Acquired intangible assets (note 8)	1,187,260	1,612,564
Deferred tax assets (note 15)	796,738	911,565
Other assets (note 9)	208,894	154,467
Long-term income taxes recoverable (note 15)	35,362	29,620
Total assets	$9,609,336	$10,234,822
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 10)	$423,592	$373,314
Current portion of long-term debt (note 11)	10,000	610,000
Operating lease liabilities (note 6)	58,315	64,071
Deferred revenues (note 3)	852,629	812,218
Income taxes payable (note 15)	17,368	44,630
Total current liabilities	1,361,904	1,904,233
Long-term liabilities:
Accrued liabilities (note 10)	28,830	34,955
Pension liability (note 12)	74,511	73,129
Long-term debt (note 11)	3,578,859	3,584,311
Long-term operating lease liabilities (note 6)	224,453	217,165
Long-term deferred revenues (note 3)	98,989	94,382
Long-term income taxes payable (note 15)	34,113	171,200
Deferred tax liabilities (note 15)	108,224	148,738
Total long-term liabilities	4,147,979	4,323,880
Shareholders’ equity:
Share capital and additional paid-in capital (note 13)
271,540,755 and 271,863,354 Common Shares issued and outstanding at June 30, 2021 and June 30, 2020, respectively; authorized Common Shares: unlimited	1,947,764	1,851,777
Accumulated other comprehensive income (note 21)	66,238	17,825
Retained earnings	2,153,326	2,159,396
Treasury stock, at cost (1,567,664 and 622,297 shares at June 30, 2021 and June 30, 2020, respectively)	(69,386)	(23,608)
Total OpenText shareholders' equity	4,097,942	4,005,390
Non-controlling interests	1,511	1,319
Total shareholders’ equity	4,099,453	4,006,709
Total liabilities and shareholders’ equity	$9,609,336	$10,234,822
Guarantees and contingencies (note 14)
Related party transactions (note 25)
Subsequent event (note 26)
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

	Year Ended June 30,
	2021	2020	2019
Revenues (note 3):
Cloud services and subscriptions	$1,407,445	$1,157,686	$907,812
Customer support	1,334,062	1,275,586	1,247,915
License	384,711	402,851	428,092
Professional service and other	259,897	273,613	284,936
Total revenues	3,386,115	3,109,736	2,868,755
Cost of revenues:
Cloud services and subscriptions	481,818	449,940	383,993
Customer support	122,753	123,894	124,343
License	13,916	11,321	14,347
Professional service and other	197,183	212,903	224,635
Amortization of acquired technology-based intangible assets (note 8)	218,796	205,717	183,385
Total cost of revenues	1,034,466	1,003,775	930,703
Gross profit	2,351,649	2,105,961	1,938,052
Operating expenses:
Research and development	421,447	370,411	321,836
Sales and marketing	622,221	585,044	518,035
General and administrative	263,521	237,532	207,909
Depreciation	85,265	89,458	97,716
Amortization of acquired customer-based intangible assets (note 8)	216,544	219,559	189,827
Special charges (recoveries) (note 18)	1,748	100,428	35,719
Total operating expenses	1,610,746	1,602,432	1,371,042
Income from operations	740,903	503,529	567,010
Other income (expense), net (note 23)	61,434	(11,946)	10,156
Interest and other related expense, net	(151,567)	(146,378)	(136,592)
Income before income taxes	650,770	345,205	440,574
Provision for (recovery of) income taxes (note 15)	339,906	110,837	154,937
Net income	$310,864	$234,368	$285,637
Net (income) loss attributable to non-controlling interests	(192)	(143)	(136)
Net income attributable to OpenText	$310,672	$234,225	$285,501
Earnings per share—basic attributable to OpenText (note 24)	$1.14	$0.86	$1.06
Earnings per share—diluted attributable to OpenText (note 24)	$1.14	$0.86	$1.06
Weighted average number of Common Shares outstanding—basic (in '000's)	272,533	270,847	268,784
Weighted average number of Common Shares outstanding—diluted (in '000's)	273,479	271,817	269,908

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

	Year Ended June 30,
	2021	2020	2019
Net income	$310,864	$234,368	$285,637
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	42,440	(7,784)	(3,882)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of $1,532, ($599) and $6 for the year ended June 30, 2021, 2020 and 2019, respectively	4,246	(1,662)	16
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of ($1,182), $355 and $539 for the year ended June 30, 2021, 2020 and 2019, respectively	(3,280)	985	1,494
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of $990, $1,219 and ($2,004) for the year ended June 30, 2021, 2020 and 2019, respectively	3,987	1,245	(7,421)
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $379, $520 and $292 for the year ended June 30, 2021, 2020 and 2019, respectively	1,020	917	272
Total other comprehensive income (loss) net	48,413	(6,299)	(9,521)
Total comprehensive income	359,277	228,069	276,116
Comprehensive (income) loss attributable to non-controlling interests	(192)	(143)	(136)
Total comprehensive income attributable to OpenText	$359,085	$227,926	$275,980

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)

	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2018	267,651	$1,707,073	(691)	$(18,732)	$1,994,235	$33,645	$1,037	$3,717,258
Issuance of Common Shares
Under employee stock option plans	1,472	35,626	—	—	—	—	—	35,626
Under employee stock purchase plans	711	21,835	—	—	—	—	—	21,835
Share-based compensation	—	26,770	—	—	—	—	—	26,770
Purchase of treasury stock	—	—	(726)	(26,499)	—	—	—	(26,499)
Issuance of treasury stock	—	(16,465)	614	16,465	—	—	—	—
Dividends declared ($0.6300 per Common Share)	—	—	—	—	(168,859)	—	—	(168,859)
Cumulative effect of ASU 2016-16	—	—	—	—	(26,780)	—	—	(26,780)
Cumulative effect of Topic 606	—	—	—	—	29,786	—	—	29,786
Other comprehensive income (loss) - net	—	—	—	—	—	(9,521)	—	(9,521)
Non-controlling interest	—	(625)	—	—	—	—	42	(583)
Net income	—	—	—	—	285,501	—	136	285,637
Balance as of June 30, 2019	269,834	$1,774,214	(803)	$(28,766)	$2,113,883	$24,124	$1,215	$3,884,670
Issuance of Common Shares
Under employee stock option plans	1,530	41,282	—	—	—	—	—	41,282
Under employee stock purchase plans	499	17,757	—	—	—	—	—	17,757
Share-based compensation	—	29,532	—	—	—	—	—	29,532
Purchase of treasury stock	—	—	(300)	(12,424)	—	—	—	(12,424)
Issuance of treasury stock	—	(11,008)	481	17,582	—	—	—	6,574
Dividends declared ($0.6984 per Common Share)	—	—	—	—	(188,712)	—	—	(188,712)
Other comprehensive income (loss) - net	—	—	—	—	—	(6,299)	—	(6,299)
Non-controlling interest	—	—	—	—	—	—	(39)	(39)
Net income	—	—	—	—	234,225	—	143	234,368
Balance as of June 30, 2020	271,863	$1,851,777	(622)	$(23,608)	$2,159,396	$17,825	$1,319	$4,006,709
Adoption of ASU 2016-13 - cumulative effect, net (note 1)	—	—	—	—	(2,450)	—	—	(2,450)
Issuance of Common Shares
Under employee stock option plans	1,605	49,565	—	—	—	—	—	49,565
Under employee stock purchase plans	573	22,307	193	6,690	—	—	—	28,997
Share-based compensation	—	51,969	—	—	—	—	—	51,969
Purchase of treasury stock	—	—	(1,455)	(64,847)	—	—	—	(64,847)
Issuance of treasury stock	—	(12,379)	316	12,379	—	—	—	—
Repurchase of Common Shares	(2,500)	(15,475)	—	—	(103,630)	—	—	(119,105)
Dividends declared ($0.7770 per Common Share)	—	—	—	—	(210,662)	—	—	(210,662)
Other comprehensive income (loss) - net	—	—	—	—	—	48,413	—	48,413
Net income	—	—	—	—	310,672	—	192	310,864
Balance as of June 30, 2021	271,541	$1,947,764	(1,568)	$(69,386)	$2,153,326	$66,238	$1,511	$4,099,453

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended June 30,
	2021	2020	2019
Cash flows from operating activities:
Net income	$310,864	$234,368	$285,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	520,605	514,734	470,928
Share-based compensation expense	51,969	29,532	26,770
Pension expense	6,616	5,802	4,624
Amortization of debt issuance costs	4,548	4,633	4,330
Accelerated amortization of right of use assets	—	36,864	—
Loss on extinguishment of debt	—	17,854	—
Loss on sale and write down of property and equipment	2,771	9,714	9,438
Deferred taxes	73,039	51,388	47,425
Share in net (income) loss of equity investees	(62,897)	(8,700)	(13,668)
Changes in operating assets and liabilities:
Accounts receivable	60,954	84,499	75,508
Contract assets	(39,333)	(40,301)	(37,623)
Prepaid expenses and other current assets	37,733	(6,897)	(819)
Income taxes	(140,763)	(35,086)	27,291
Accounts payable and accrued liabilities	26,088	30,613	(21,732)
Deferred revenue	39,295	25,306	(1,827)
Other assets	11,914	1,127	(4)
Operating lease assets and liabilities, net	(27,283)	(914)	—
Net cash provided by operating activities	876,120	954,536	876,278
Cash flows from investing activities:
Additions of property and equipment	(63,675)	(72,709)	(63,837)
Purchase of XMedius	444	(73,335)	—
Purchase of Carbonite, Inc., net of cash and restricted cash acquired	—	(1,305,097)	—
Purchase of Dynamic Solutions Group Inc.	(971)	(4,149)	—
Purchase of Catalyst Repository Systems Inc.	—	—	(70,800)
Purchase of Liaison Technologies, Inc.	—	—	(310,644)
Purchase of Guidance Software, Inc., net of cash acquired	—	—	(2,279)
Other investing activities	(4,568)	(14,127)	(16,966)
Net cash used in investing activities	(68,770)	(1,469,417)	(464,526)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	80,067	66,600	57,889
Proceeds from long-term debt and Revolver	—	3,150,000	—
Repayment of long-term debt and Revolver	(610,000)	(1,713,631)	(10,000)
Debt extinguishment costs (note 23)	—	(11,248)	—
Debt issuance costs	—	(21,806)	(322)
Repurchase of Common Shares	(119,105)	—	—
Purchase of treasury stock	(64,847)	(12,424)	(26,499)
Purchase of non-controlling interests	—	—	(583)
Payments of dividends to shareholders	(210,662)	(188,712)	(168,859)
Net cash provided by (used in) financing activities	(924,547)	1,268,779	(148,374)
Foreign exchange gain (loss) on cash held in foreign currencies	29,734	(178)	(3,826)
Increase (decrease) in cash, cash equivalents and restricted cash during the period	(87,463)	753,720	259,552
Cash, cash equivalents and restricted cash at beginning of the period	1,697,263	943,543	683,991
Cash, cash equivalents and restricted cash at end of the period	$1,609,800	$1,697,263	$943,543

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

Reconciliation of cash, cash equivalents and restricted cash:	June 30, 2021	June 30, 2020	June 30, 2019
Cash and cash equivalents	$1,607,306	$1,692,850	$941,009
Restricted cash (1)	2,494	4,413	2,534
Total cash, cash equivalents and restricted cash	$1,609,800	$1,697,263	$943,543
(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Consolidated Balance Sheets (note 9).
Supplemental cash flow disclosures (note 6 and note 22)

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended June 30, 2021
(Tabular amounts in thousands of U.S. dollars, except share and per share data)

NOTE 1—BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa) and EC1 Pte. Ltd. (GXS Singapore), which as of June 30, 2021, were 70% and 81% owned, respectively, by OpenText. All intercompany balances and transactions have been eliminated.
Throughout this Annual Report on Form 10-K: (i) the term "Fiscal 2022" means our fiscal year beginning on July 1, 2021 and ending June 30, 2022; (ii) the term "Fiscal 2021" means our fiscal year beginning on July 1, 2020 and ended June 30, 2021; (iii) the term “Fiscal 2020” means our fiscal year beginning on July 1, 2019 and ended June 30, 2020; (iv) the term “Fiscal 2019” means our fiscal year beginning on July 1, 2018 and ended June 30, 2019; (v) the term “Fiscal 2018” means our fiscal year beginning on July 1, 2017 and ended June 30, 2018; (vi) the term “Fiscal 2017” means our fiscal year beginning on July 1, 2016 and ended June 30, 2017; (vii) the term “Fiscal 2016” means our fiscal year beginning on July 1, 2015 and ended June 30, 2016; (viii) the term “Fiscal 2015” means our fiscal year beginning on July 1, 2014 and ended June 30, 2015; (ix) the term “Fiscal 2014” means our fiscal year beginning on July 1, 2013 and ended June 30, 2014; (x) the term “Fiscal 2013” means our fiscal year beginning on July 1, 2012 and ended June 30, 2013; and (xi) the term “Fiscal 2012” means our fiscal year beginning on July 1, 2011 and ended June 30, 2012.
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
In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 has significantly impacted the global economy. As the impacts of the pandemic continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. As of June 30, 2021, we have recorded certain estimates resulting from the pandemic, particularly with respect to the COVID-19 Restructuring Plan (as defined herein) and allowance for credit losses, based on management's estimates and assumptions utilizing the most currently available information. Such estimates may be subject to change particularly given the unprecedented nature of the COVID-19 pandemic. We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to potential items such as special charges (recoveries), restructurings, asset impairments and other non-recurring costs. Please see note 18 "Special Charges (Recoveries)" and "Risk Factors" included within Part I, Item 1A of this Annual Report on Form 10-K.
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
The adoption of Topic 326 had no impact on the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows. Please see note 4 "Allowance for Credit Losses" for additional information.
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
Accounts Receivable and Allowance for Credit Losses
From time to time, we may sell certain accounts receivable to a financial institution on a non-recourse basis for cash, less a discount. Proceeds from the sale of receivables approximate their discounted book value and are included in operating cash flows on the Consolidated Statement of Cash Flows.
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
Customer creditworthiness is evaluated prior to order fulfillment and based on evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers' payment history and current creditworthiness. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2021 and 2020, respectively.
Property and equipment
Property and equipment are stated at the lower of cost or net realizable value, and shown net of depreciation which is computed on a straight-line basis over the estimated useful lives of the related assets. Gains and losses on asset disposals are taken into income in the year of disposition. Fully depreciated property and equipment are retired from the Consolidated Balance Sheets when they are no longer in use. Please see the "Impairment of long-lived assets" section below for policy on property and equipment impairments. The following represents the estimated useful lives of property and equipment as of June 30, 2021:

Furniture and fixtures	5 years
Office equipment	5 years
Computer hardware	3 to 5 years
Computer software	3 to 7 years
Capitalized software development costs	3 to 5 years
Leasehold improvements	Lesser of the lease term or 5 years
Building	40 years

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
As of June 30, 2021 and 2020 our capitalized software development costs were $127.7 million and $111.2 million, respectively. Our additions, relating to capitalized software development costs, incurred during Fiscal 2021 and Fiscal 2020 were $15.4 million and $15.4 million, respectively.
Leases
We enter into operating leases, both domestically and internationally, for certain facilities, automobiles, data centers and equipment for use in the ordinary course of business. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and we do not have any material finance leases.
In accordance with Topic 842, we account for a contract as a lease when we have the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. We determine the initial classification and measurement of our right of use (ROU) assets and lease liabilities at the lease commencement date and thereafter if modified.
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
The ROU asset equals the lease liability, adjusted for any initial direct costs, prepaid rent and lease incentives on initial recognition. Fixed lease costs are included in the recognition of ROU assets and lease liabilities. Variable lease costs are not included in the measurement of the lease liability. These variable lease payments are recognized in the Consolidated Statements of Income in the period in which the obligation for those payments is incurred. Lease expense for minimum lease payments continues to be recognized in the Consolidated Statements of Income on a straight-line basis over the lease term.
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
We have not recorded any significant impairment charges for long-lived assets during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.
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
Our annual impairment analysis of goodwill was performed as of April 1, 2021. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2021 (no impairments were recorded for Fiscal 2020 and Fiscal 2019, respectively).
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
Additionally, a software license is present in a cloud-based solutions arrangement if all of the following criteria are met:
(i)The customer has the contractual right to take possession of the software at any time without significant penalty; and
(ii)It is feasible for the customer to host the software independent of us.
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

Customer support revenue
Customer support revenue is associated with perpetual, term license and off-cloud subscription arrangements. As customer support is not critical to the customer's ability to derive benefit from its right to use our software, customer support is considered as a distinct performance obligation when sold together in a bundled arrangement along with the software.
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
License revenue
Our license revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses, all of which are deployed on the customer’s premises (off-cloud).
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
•the customer can benefit from the product or service either on its own or together with other resources that are readily available to the customer; and
•our promise to transfer the product or service to the customer is separately identifiable from other promises in the contract.
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
Performance Obligations
A summary of our typical performance obligations and when the obligations are satisfied are as follows:

Performance Obligation	When Performance Obligation is Typically Satisfied
Cloud services and subscriptions revenue:
Outsourced Professional Services Managed Services / Ongoing Hosting / SaaS	As the services are provided (over time) Over the contract term, beginning on the date that service is made available (i.e. "Go live") to the customer (over time)
Customer support revenue:
When and if available updates and upgrades and technical support	Ratable over the course of the service term (over time)
License revenue:
Software licenses (Perpetual, Term, Subscription)	When software activation keys have been made available for download (point in time)
Professional service and other revenue:
Professional services	As the services are provided (over time)
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
Advertising Expenses
Advertising costs, which include digital advertising, marketing programs and other promotional costs, are expensed as incurred. Advertising expenses incurred in Fiscal 2021, Fiscal 2020 and Fiscal 2019 were $52.9 million, $32.1 million and $19.2 million, respectively.
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

Equity investments
We invest in investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value, is recorded as a component of "Other income (expense), net" in our Consolidated Statements of Income (see note 23 "Other Income (Expense), Net" for more details).
Fair value of financial instruments
Carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable (trade and accrued liabilities) approximates the fair value due to the relatively short period of time between origination of the instruments and their expected realization.
The fair value of our Senior Notes is determined based on observable market prices and categorized as a Level 2 measurement. The carrying value of our other long-term debt facilities approximates the fair value since the interest rate is at market.
We apply the provisions of ASC 820, “Fair Value Measurements and Disclosures”, to our derivative financial instruments that we are required to carry at fair value pursuant to other accounting standards (see note 16 "Fair Value Measurement" for more details).
Foreign currency
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the previous month of the transaction. The effect of foreign currency translation adjustments are recorded as a component of "Accumulated other comprehensive income". Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item “Other income (expense), net” for Fiscal 2021, Fiscal 2020 and Fiscal 2019 were ($1.3) million, ($4.2) million, and ($4.3) million, respectively.
Restructuring charges
We record restructuring charges relating to contractual lease obligations, not accounted for under Topic 842, and other exit costs in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” (Topic 420). Topic 420 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. In order to incur a liability pursuant to Topic 420, our management must have established and approved a plan of restructuring in sufficient detail. A liability for a cost associated with involuntary termination benefits is recorded when benefits have been communicated and a liability for a cost to terminate an operating lease or other contract is incurred, when the contract has been terminated in accordance with the contract terms or we have ceased using the right conveyed by the contract, such as vacating a leased facility not accounted for under Topic 842.
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
Net income per share
Basic net income per share is computed using the weighted average number of Common Shares outstanding including contingently issuable shares where the contingency has been resolved. Diluted net income per share is computed using the weighted average number of Common Shares and stock equivalents outstanding using the treasury stock method during the year. For periods in which we incur a net loss, our outstanding Common Share equivalents are not included in the calculation of diluted earnings (loss) per share as their effect is anti-dilutive. Accordingly, basic and diluted net loss per share for those periods are identical. See note 24 "Earnings Per Share" for more details.
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
Accounting for Pensions, post-retirement and post-employment benefits
Pension expense is accounted for in accordance with ASC Topic 715, “Compensation-Retirement Benefits” (Topic 715). Pension expense consists of actuarially computed costs of pension benefits in respect of the current year of service, imputed returns on plan assets (for funded plans) and imputed interest on pension obligations. The expected costs of post-retirement benefits, other than pensions, are accrued in the Consolidated Financial Statements based upon actuarial methods and assumptions.
The over-funded or under-funded status of defined benefit pension and other post-retirement plans are recognized as an asset or a liability (with the offset to “Accumulated other comprehensive income”, net of tax, within “Shareholders' equity”), respectively, on the Consolidated Balance Sheets. Actuarial gains or losses in excess of 10% of the projected benefit obligation are recognized as a component of "Other Comprehensive Income (Loss), net" and subsequently amortized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. See note 12 "Pension Plans and Other Post Retirement Benefits" for more details.
Accounting Pronouncements Adopted in Fiscal 2021
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

NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our end customer, and by type of performance obligation and timing of revenue recognition for the periods indicated:

	Year Ended June 30,
	2021	2020	2019
Total Revenues by Geography:
Americas (1)	$2,069,083	$1,903,650	$1,683,282
EMEA (2)	1,031,607	942,281	920,422
Asia Pacific (3)	285,425	263,805	265,051
Total revenues	$3,386,115	$3,109,736	$2,868,755

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$1,407,445	$1,157,686	$907,812
Customer support revenue	1,334,062	1,275,586	1,247,915
Total recurring revenues	$2,741,507	$2,433,272	$2,155,727
License revenue (perpetual, term and subscriptions)	384,711	402,851	428,092
Professional service and other revenue	259,897	273,613	284,936
Total revenues	$3,386,115	$3,109,736	$2,868,755

Total Revenues by Timing of Revenue Recognition:
Point in time	$384,711	$402,851	$428,092
Over time (including professional service and other revenue)	3,001,404	2,706,885	2,440,663
Total revenues	$3,386,115	$3,109,736	$2,868,755
(1) Americas consists of countries in North, Central and South America.
(2) EMEA primarily consists of countries in Europe, the Middle East and Africa.
(3) Asia Pacific primarily consists of Japan, Australia, China, Korea, Philippines, Singapore, India and New Zealand.
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of June 30, 2021	As of June 30, 2020
Short-term contract assets	$25,344	$29,570
Long-term contract assets	$19,222	$15,427
Short-term deferred revenues	$852,629	$812,218
Long-term deferred revenues	$98,989	$94,382
The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the year ended June 30, 2021, we reclassified $39.2 million (year ended June 30, 2020—$33.0 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the year ended June 30, 2021, 2020 and 2019, respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the year ended June 30, 2021 that was included in the deferred revenue balances at June 30, 2020 was $811 million (year ended June 30, 2020 and 2019—$631 million and $617 million, respectively).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since July 1, 2018:

Capitalized costs to obtain a contract as of July 1, 2018	$35,151
New capitalized costs incurred	24,347
Amortization of capitalized costs	(11,003)
Adjustments on account of foreign exchange	(211)
Capitalized costs to obtain a contract as of June 30, 2019	48,284
New capitalized costs incurred	29,427
Amortization of capitalized costs	(16,919)
Adjustments on account of foreign exchange	371
Capitalized costs to obtain a contract as of June 30, 2020	61,163
New capitalized costs incurred	32,202
Amortization of capitalized costs	(21,960)
Adjustments on account of foreign exchange	1,495
Capitalized costs to obtain a contract as of June 30, 2021	$72,900
During the year ended June 30, 2021, 2020 and 2019, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to note 2 "Accounting Policies and Recent Accounting Pronouncements" and note 9 "Prepaid Expenses and Other Assets" for additional information on incremental costs of obtaining a contract.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2021, approximately $1.4 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 47% of this amount over the next 12 months and the remaining balance substantially over the next three years thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.
Refer to note 2 "Accounting Policies and Recent Accounting Pronouncements" for additional information on our revenue policy.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of June 30, 2018	$9,741
Bad debt expense	13,461
Write-off /adjustments	(6,191)
Balance as of June 30, 2019	17,011
Bad debt expense	11,461
Write-off /adjustments	(7,566)
Balance as of June 30, 2020	20,906
Adoption of Topic 326 - cumulative effect	3,025
Credit loss expense	7,132
Write-off /adjustments	(8,912)
Balance of June 30, 2021	$22,151
Included in accounts receivable are unbilled receivables in the amount of $51.4 million as of June 30, 2021 (June 30, 2020—$55.2 million).
As of June 30, 2021, we have an allowance for credit losses of $0.4 million for contract assets, as a result of the adoption of Topic 326. For additional information on contract assets please see note 3 "Revenues".
NOTE 5—PROPERTY AND EQUIPMENT

	As of June 30, 2021
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$38,541	$(32,500)	$6,041
Office equipment	2,533	(1,244)	1,289
Computer hardware	313,946	(212,448)	101,498
Computer software	129,690	(104,654)	25,036
Capitalized software development costs	127,697	(86,466)	41,231
Leasehold improvements	106,656	(81,135)	25,521
Land and buildings	48,537	(15,558)	32,979
Total	$767,600	$(534,005)	$233,595

	As of June 30, 2020
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$39,158	$(28,473)	$10,685
Office equipment	2,272	(1,329)	943
Computer hardware	294,745	(198,194)	96,551
Computer software	127,299	(103,057)	24,242
Capitalized software development costs	111,202	(70,015)	41,187
Leasehold improvements	111,384	(74,395)	36,989
Land and buildings	49,268	(15,310)	33,958
Total	$735,328	$(490,773)	$244,555

NOTE 6—LEASES
We enter into operating leases, both domestically and internationally, for certain facilities, automobiles, data centers and equipment for use in the ordinary course of business. The duration of the majority of these leases generally ranges from 1 to 10 years, some of which include options to extend for an additional 3 to 5 years after the initial term. Additionally, the land upon which our headquarters in Waterloo, Ontario, Canada is located is leased from the University of Waterloo for a period of 49 years beginning in December 2005, with an option to renew for an additional term of 49 years. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and we do not have any material finance leases.
Lease Costs and Other Information
The following illustrates the various components of operating lease costs for the period indicated:

	Year Ended June 30,
	2021	2020
Operating lease cost	$63,068	$68,705
Short-term lease cost	881	1,178
Variable lease cost	2,754	3,536
Sublease income	(6,469)	(6,035)
Total lease cost	$60,234	$67,384
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of June 30, 2021	As of June 30, 2020
Weighted-average remaining lease term	6.47 years	6.18 years
Weighted-average discount rate	2.82%	3.12%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease cost and short-term lease are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Year Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$72,871	$71,900
Right of use assets obtained in exchange for new operating lease liabilities (1) (2)	$82,718	$32,328
(1) Excludes the impact of $60.1 million and $2.9 million of ROU assets acquired through the acquisitions of Carbonite and XMedius, respectively, during the year ended June 30, 2020.
(2) Excludes the release of $22.6 million of lease liabilities during the year ended June 30, 2021 relating to office space that was abandoned during the fourth quarter of Fiscal 2020 that has since been early terminated or assigned to a third party. These recoveries have been recorded in "Special charges (recoveries)" in the Consolidated Statements of Income. Please see note 18 "Special Charges (Recoveries)".

Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our operating leases liabilities as of June 30, 2021:

Fiscal years ending June 30,
2022	$65,260
2023	57,055
2024	46,455
2025	36,987
2026	25,046
Thereafter	77,546
Total Lease payments	$308,349
Less: Imputed interest	(25,581)
Total	$282,768
Reported as:
Current operating lease liabilities	$58,315
Non-current operating lease liabilities	224,453
Total	$282,768
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $9.4 million in Fiscal 2022 and $15.3 million thereafter.
NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2019:

Balance as of June 30, 2019	$3,769,908
Acquisition of XMedius (note 19)	49,633
Acquisition of Carbonite (note 19)	853,162
Acquisition of The Fax Guys (note 19)	1,951
Adjustments relating to acquisitions prior to Fiscal 2020 that had open measurement periods (note 19)	1,476
Adjustments on account of foreign exchange	(3,774)
Balance as of June 30, 2020	4,672,356
Adjustments relating to acquisitions prior to Fiscal 2021 that had open measurement periods (note 19)	(2,002)
Impact of foreign exchange rate changes	21,319
Balance as of June 30, 2021	$4,691,673

NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2021
	Cost	Accumulated Amortization	Net
Technology assets	$1,003,730	$(635,965)	$367,765
Customer assets	1,386,533	(567,038)	819,495
Total	$2,390,263	$(1,203,003)	$1,187,260

	As of June 30, 2020
	Cost	Accumulated Amortization	Net
Technology assets	$1,084,144	$(502,376)	$581,768
Customer assets	1,434,832	(404,036)	1,030,796
Total	$2,518,976	$(906,412)	$1,612,564

Where applicable, the above balances as of June 30, 2021 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the year ended June 30, 2021. The impact of this resulted in a reduction of $85.9 million to technology assets and $54.0 million to customer assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and seven years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2022	$398,979
2023	317,017
2024	236,042
2025	123,425
2026	79,625
2027 and thereafter	32,172
Total	$1,187,260

NOTE 9—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of June 30, 2021	As of June 30, 2020
Deposits and restricted cash	$3,027	$7,464
Capitalized costs to obtain a contract	22,601	18,134
Short-term prepaid expenses and other current assets	72,923	110,838
Total	$98,551	$136,436
Other assets:

	As of June 30, 2021	As of June 30, 2020
Deposits and restricted cash	$11,577	$11,612
Capitalized costs to obtain a contract	50,299	43,029
Investments	121,777	76,002
Long-term prepaid expenses and other long-term assets	25,241	23,824
Total	$208,894	$154,467

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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value, is recorded as a component of Other income (expense), net in our Consolidated Statements of Income (see note 23 "Other Income (Expense), Net"). During the year ended June 30, 2021, our share of income (loss) from these investments was $62.9 million (year ended June 30, 2020 and 2019 — $8.7 million and $13.7 million, respectively).
Prepaid expenses and other assets, both short-term and long-term, include advance payments on licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.
NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of June 30, 2021	As of June 30, 2020
Accounts payable—trade	$57,500	$41,469
Accrued salaries, incentives and commissions	214,884	155,496
Accrued liabilities	82,204	78,793
Accrued sales and other tax liabilities	31,583	50,255
Accrued interest on Senior Notes	31,161	30,761
Amounts payable in respect of restructuring and other special charges	4,396	12,185
Asset retirement obligations	1,864	4,355
Total	$423,592	$373,314
Long-term accrued liabilities:

	As of June 30, 2021	As of June 30, 2020
Amounts payable in respect of restructuring and other special charges	$4,359	$13,768
Other accrued liabilities	10,681	8,215
Asset retirement obligations	13,790	12,972
Total	$28,830	$34,955
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of June 30, 2021, the present value of this obligation was $15.7 million (June 30, 2020—$17.3 million), with an undiscounted value of $16.4 million (June 30, 2020—$18.7 million).

NOTE 11—LONG-TERM DEBT

	As of June 30, 2021	As of June 30, 2020
Total debt
Senior Notes 2030	$900,000	$900,000
Senior Notes 2028	900,000	900,000
Senior Notes 2026	850,000	850,000
Term Loan B	967,500	977,500
Revolver	—	600,000
Total principal payments due	3,617,500	4,227,500

Premium on Senior Notes 2026	4,070	4,756
Debt issuance costs	(32,711)	(37,945)
Total amount outstanding	3,588,859	4,194,311
Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Revolver	—	600,000
Total current portion of long-term debt	10,000	610,000

Non-current portion of long-term debt	$3,578,859	$3,584,311

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
For the year ended June 30, 2021, we recorded interest expense of $37.0 million relating to Senior Notes 2030 (year ended June 30, 2020—$13.7 million).
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
For the year ended June 30, 2021, we recorded interest expense of $34.8 million relating to Senior Notes 2028 (year ended June 30, 2020—$12.9 million).
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
For the year ended June 30, 2021, we recorded interest expense of $49.9 million relating to Senior Notes 2026 (year ended June 30, 2020 and 2019— $49.9 million, respectively).
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
Term Loan B has a seven year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of June 30, 2021, the outstanding balance on the Term Loan B bears an interest rate of 1.84%. For more information regarding the impact of LIBOR, see "Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within Part I, Item 1A of this Annual Report on Form 10-K.
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2021, our consolidated net leverage ratio was 1.5:1.
For the year ended June 30, 2021, we recorded interest expense of $18.6 million relating to Term Loan B (year ended June 30, 2020 and 2019—$33.3 million and $41.1 million, respectively).
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
During the second quarter of Fiscal 2020, we drew down $750 million from the Revolver to partially fund the acquisition of Carbonite. In February 2020, we repaid $750 million drawn under the Revolver with a portion of the proceeds from the Senior Notes 2030 and Senior Notes 2028. In March 2020, we drew down $600 million from the Revolver as a preemptive measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. As of June 30, 2020, the proceeds from the $600 million draw down remained outstanding and were presented within "Cash and cash equivalents" and "Current portion of long-term debt" on the Consolidated Balance Sheets.
During the second quarter of Fiscal 2021, we repaid $600 million previously drawn on the Revolver using cash on hand. As of June 30, 2021, we had no outstanding balance under the Revolver.
During the year ended June 30, 2021, we recorded interest expense of $3.6 million relating to amounts previously drawn (year ended June 30, 2020 and 2019— $7.7 million and nil, respectively).
Debt Issuance Costs and Premium on Senior Notes
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our credit facilities and issuing our Senior Notes 2026, Senior Notes 2028 and Senior Notes 2030 (collectively referred to as the Senior Notes) and are being amortized through interest expense over the respective terms of the Senior Notes and Term Loan B and the Revolver using the effective interest method.

The premium on Senior Notes 2026 represents the excess of the proceeds received over the face value of Senior Notes 2026. This premium is amortized as a reduction to interest expense over the term of Senior Notes 2026 using the effective interest method.
NOTE 12—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP) and other plans as of June 30, 2021 and June 30, 2020:

	As of June 30, 2021
	Total benefit obligation	Current portion of benefit obligation(1)	Non-current portion of benefit obligation
CDT defined benefit plan	$32,865	$880	$31,985
GXS GER defined benefit plan	23,861	1,058	22,803
GXS PHP defined benefit plan	10,973	42	10,931
Other plans	9,594	802	8,792
Total	$77,293	$2,782	$74,511

	As of June 30, 2020
	Total benefit obligation	Current portion of benefit obligation(1)	Non-current portion of benefit obligation
CDT defined benefit plan	$32,851	$777	$32,074
GXS GER defined benefit plan	24,105	943	23,162
GXS PHP defined benefit plan	10,270	115	10,155
Other plans	8,590	852	7,738
Total	$75,816	$2,687	$73,129
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
GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of $0.04 million as of June 30, 2021, no additional contributions have been made since the inception of the plan.

The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of June 30, 2021				As of June 30, 2020
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of fiscal year	$32,851	$24,105	$10,270	$67,226	$35,836	$26,739	$6,904	$69,479
Service cost	473	206	1,822	2,501	572	319	1,247	2,138
Interest cost	505	364	469	1,338	459	337	368	1,164
Benefits paid	(800)	(1,027)	(19)	(1,846)	(644)	(926)	(792)	(2,362)
Actuarial (gain) loss	(1,976)	(1,118)	(1,853)	(4,947)	(3,073)	(2,083)	2,333	(2,823)
Foreign exchange (gain) loss	1,812	1,331	284	3,427	(299)	(281)	210	(370)
Benefit obligation—end of period	32,865	23,861	10,973	67,699	32,851	24,105	10,270	67,226
Less: Current portion	(880)	(1,058)	(42)	(1,980)	(777)	(943)	(115)	(1,835)
Non-current portion of benefit obligation	$31,985	$22,803	$10,931	$65,719	$32,074	$23,162	$10,155	$65,391

The following are details of net pension expense relating to the following pension plans:

	Year Ended June 30,
	2021				2020				2019
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$473	$206	$1,822	$2,501	$572	$319	$1,247	$2,138	$550	$566	$771	$1,887
Interest cost	505	364	469	1,338	459	337	368	1,164	642	489	300	1,431
Amortization of actuarial (gains) and losses	705	113	(1)	817	939	244	(288)	895	696	130	(562)	264
Net pension expense	$1,683	$683	$2,290	$4,656	$1,970	$900	$1,327	$4,197	$1,888	$1,185	$509	$3,582
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under "Interest and other related expense, net" on our Consolidated Statements of Income.
In determining the fair value of the pension plan benefit obligations as of June 30, 2021 and June 30, 2020, respectively, we used the following weighted-average key assumptions:

	As of June 30, 2021			As of June 30, 2020
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	1.50%	1.50%	5.00%	1.75%	2.50%	6.50%
Pension increases	1.50%	1.50%	N/A	1.50%	2.00%	N/A
Discount rate	1.39%	1.39%	5.00%	1.46%	1.46%	3.50%
Normal retirement age	65-67	65-67	60	65-67	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	13.98%	—%	—%	12.19%
to age 25	—%	—%	7.10%	—%	—%	16.58%
to age 30	1.00%	—%	3.00%	1.00%	—%	13.97%
to age 35	0.50%	—%	2.44%	0.50%	—%	10.77%
to age 40	—%	—%	2.59%	—%	—%	7.39%
to age 45	0.50%	—%	1.15%	0.50%	—%	3.28%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%

Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2022	880	1,058	42
2023	960	1,046	356
2024	1,039	1,047	140
2025	1,086	1,071	192
2026	1,123	1,059	202
2027 to 2031	6,501	5,142	2,516
Total	$11,589	$10,423	$3,448
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
NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the year ended June 30, 2021, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.7770 per Common Share in the aggregate amount of $210.7 million, which we paid during the same period (year ended June 30, 2020 and 2019—$0.6984 and $0.6300 per Common Share, respectively, in the aggregate amount of $188.7 million and $168.9 million, respectively).
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
During the year ended June 30, 2021, we repurchased 1,455,088 of our Common Shares on the open market, at a cost of $64.8 million for potential reissuance under our LTIP or other plans, described below (year ended June 30, 2020 and 2019—300,000 and 726,059 Common Shares, respectively, at a cost of $12.4 million and $26.5 million, respectively).
During the year ended June 30, 2021, we reissued 509,721 Common Shares from treasury stock in connection with the settlement of awards and other plans (year ended June 30, 2020 and 2019—480,574 and 613,524 Common Shares, respectively).
Share Repurchase Plan
On November 5, 2020, the Board authorized a share repurchase plan (Repurchase Plan), pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2020, up to an aggregate of $350 million of our Common Shares.
During the year ended June 30, 2021, we repurchased and cancelled 2,500,000 Common Shares for $119.1 million under the Repurchase Plan.

Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Year Ended June 30,
	2021	2020	2019
Stock options	$15,639	$9,779	$10,232
Performance Share Units (issued under LTIP)	9,898	5,997	3,461
Restricted Share Units (issued under LTIP)	7,358	5,943	5,917
Restricted Share Units (other)	10,561	174	175
Deferred Share Units (directors)	3,396	3,345	3,133
Employee Stock Purchase Plan	5,117	4,294	3,852
Total share-based compensation expense	$51,969	$29,532	$26,770
Option Plans
A summary of stock options outstanding under our 2004 Stock Option Plan is set forth below. All numbers shown in the chart below have been adjusted, where applicable, to account for the two-for-one stock splits that occurred on October 22, 2003, February 18, 2014 and January 24, 2017.

2004 Stock Option Plan
Date of inception	Oct-04
Eligibility	Eligible employees, as determined by the Board of Directors
Options granted to date	38,348,857
Options exercised to date	(20,798,129)
Options cancelled to date	(9,437,154)
Options outstanding	8,113,574
Termination grace periods	Immediately “for cause”; 90 days for any other reason; 180 days due to death
Vesting schedule	25% per year, unless otherwise specified
Exercise price range	$22.68 - $48.74
Expiration dates	8/1/2021 - 5/10/2028
Summary of Outstanding Stock Options
The following table summarizes information regarding stock options outstanding at June 30, 2021:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of options Outstanding as of June 30, 2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of options Exercisable as of June 30, 2021	Weighted Average Exercise Price
$22.68	—	$33.06	1,102,966	2.38	$30.61	943,933	$30.27
33.07	—	34.60	712,037	3.14	34.16	507,976	34.09
34.61	—	38.30	874,882	4.90	36.72	358,255	36.10
38.31	—	39.02	634,760	5.10	38.76	144,703	38.76
39.03	—	39.98	704,352	4.21	39.34	312,972	39.34
39.99	—	43.22	821,355	5.35	40.74	176,519	40.46
43.23	—	45.40	538,625	5.60	44.99	123,125	44.99
45.41	—	46.88	2,382,097	6.11	45.81	—	—
46.89	—	48.34	200,000	6.86	47.94	—	—
48.35	—	48.74	142,500	6.61	48.74	—	—
$22.68	—	$48.74	8,113,574	4.88	$40.16	2,567,483	$34.83
As of June 30, 2021, an aggregate of 8,113,574 options to purchase Common Shares were outstanding and an additional 11,251,577 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the year ended June 30, 2021 and 2020 are as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2020	7,429,537	$36.18	4.78	$49,574
Granted	3,208,209	45.77
Exercised	(1,605,134)	30.88
Forfeited or expired	(919,038)	43.75
Outstanding at June 30, 2021	8,113,574	$40.16	4.88	$86,297
Exercisable at June 30, 2021	2,567,483	$34.83	3.47	$41,005
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Year Ended June 30,
	2021	2020	2019
Weighted–average fair value of options granted	$8.45	$6.88	$8.39
Weighted-average assumptions used:
Expected volatility	26.26%	22.63%	25.72%
Risk–free interest rate	0.24%	1.30%	2.57%
Expected dividend yield	1.55%	1.64%	1.54%
Expected life (in years)	4.59	4.12	4.44
Forfeiture rate (based on historical rates)	7%	7%	6%
Average exercise share price	$45.76	$41.81	$38.81

For the periods in which performance options were granted, as indicated, the weighted-average fair value of performance options and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

Year Ended June 30,
2021
Weighted–average fair value of options granted	$10.18
Derived service period (in years)	1.80
Weighted-average assumptions used:
Expected volatility	28.00%
Risk–free interest rate	0.42%
Expected dividend yield	1.70%
Average exercise share price	$45.81
During the year ended June 30, 2021, we granted 750,000 performance options, which are included in the summary of stock option plan activity above. There were no performance options granted during the year ended June 30, 2020 and 2019, respectively.
As of June 30, 2021, the total compensation cost related to the unvested stock option awards not yet recognized was $38.7 million, which will be recognized over a weighted-average period of 2.8 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
The aggregate intrinsic value of options exercised during the year ended June 30, 2021 was $25.0 million (year ended June 30, 2020 and 2019—$26.6 million and $21.0 million, respectively).
For the year ended June 30, 2021, cash in the amount of $49.6 million was received as the result of the exercise of options granted under share-based payment arrangements (year ended June 30, 2020 and 2019—$41.3 million and $35.6 million, respectively).
The tax benefit realized by us during the year ended June 30, 2021 from the exercise of options eligible for a tax deduction was $2.3 million (year ended June 30, 2020 and 2019—$1.9 million and $2.9 million, respectively).
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
As of June 30, 2021, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $28.8 million, which is expected to be recognized over a weighted average period of 1.8 years.
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
Restricted Share Units (RSUs)
During the year ended June 30, 2021, we granted 484,956 RSUs to employees in accordance with employment and other non-LTIP related agreements (year ended June 30, 2020 and 2019—15,000 RSUs and nil, respectively). RSUs vest over a specified contract date, typically three years from the respective date of grants.
As of June 30, 2021, the total expected compensation cost related to the unvested RSU awards not yet recognized was $9.0 million, which is expected to be recognized over a weighted average period of 2.1 years. We expect to settle RSU awards in stock.
During the year ended June 30, 2021, we did not issue any Common Shares from treasury stock in connection with the settlement of vested RSUs (year ended June 30, 2020 and 2019—3,334 and 22,627 Common Shares, respectively, with a cost of $0.1 million and $0.7 million, respectively).
Deferred Share Units (DSUs)
During the year ended June 30, 2021, we granted 85,428 DSUs, respectively, to certain non-employee directors (year ended June 30, 2020 and 2019—82,733 and 100,271 DSUs, respectively). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
During the year ended June 30, 2021, we issued 23,640 Common Shares from treasury stock, at a cost of $1.1 million, in connection with the settlement of vested DSUs (year ended June 30, 2020 and 2019—nil and 51,794 Common Shares, respectively, with a cost of nil and $2.0 million respectively).
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees a purchase price discount of 15%.
During the year ended June 30, 2021, 769,031 Common Shares were eligible for issuance to employees enrolled in the ESPP (year ended June 30, 2020 and 2019—742,961 and 696,091 Common Shares, respectively).
During the year ended June 30, 2021, cash in the amount of $30.5 million was received from employees relating to the ESPP (year ended June 30, 2020 and 2019 —$25.3 million and $22.2 million, respectively).

NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2021 - June 30, 2022	July 1, 2022 - June 30, 2024	July 1, 2024 - June 30, 2026	July 1, 2026 and beyond
Long-term debt obligations (1)	$4,514,954	$149,942	$299,371	$2,047,391	$2,018,250
Purchase obligations for contracts not accounted for as lease obligations (2)	70,646	42,887	27,759	—	—
	$4,585,600	$192,829	$327,130	$2,047,391	$2,018,250
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
Contingencies
IRS Matter
As we have previously disclosed, the United States Internal Revenue Service (IRS) has been examining certain of our tax returns for our fiscal year ended June 30, 2010 (Fiscal 2010) through Fiscal 2012, and in connection with those examinations has been reviewing our internal reorganization in Fiscal 2010 and Fiscal 2012 to consolidate certain intellectual property ownership in Luxembourg and Canada and our integration of certain acquisitions into the resulting structure. We also previously disclosed that the examinations may lead to proposed adjustments to our taxes that may be material, individually or in the aggregate, and that we had not recorded any material accruals for any such potential adjustments in our Consolidated Financial Statements.
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
The IRS Settlement resulted in charges of $300.5 million during the year ended June 30, 2021 to "Provision for (recovery of) income taxes". In connection with the IRS Settlement, during the year ended June 30, 2021, we made aggregate payments to the IRS of $288.6 million in U.S. federal taxes and interest and $11.0 million of certain associated state tax and interest payments. As of June 30, 2021, the outstanding settlement amount of approximately $0.9 million is recorded within "Income taxes payable" in our Consolidated Balance Sheets. Interest at the applicable statutory rates will continue to accrue until the time of payment. The IRS Settlement also eliminates approximately $90 million in future withholding taxes that we had expected to incur over the next 10 years.
We believe the IRS Settlement to be in the best interest of all stakeholders, as it closes all past, present and future items related to this matter. The IRS Settlement provides finality to this longstanding matter.
For additional information regarding the history of this IRS matter, please see note 14 "Guarantees and Contingencies" in our Annual Report on Form 10-K for Fiscal 2020.
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2021, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $74 million. As of June 30, 2021, we have provisionally paid approximately $28 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within "Long-term income taxes recoverable" on the Consolidated Balance Sheets as of June 30, 2021.
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
The CRA is also currently auditing Fiscal 2017 on a basis that we strongly disagree with and will vigorously contest. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. In conjunction with the Fiscal 2017 audit, the CRA issued a proposal letter dated April 7, 2021 (Proposal Letter) indicating to us that it proposes to reassess our Fiscal 2017 tax year to reduce the depreciable basis of these assets. We are currently engaged in dialogue with the CRA regarding the 2017 audit and expect to be making extensive submissions in support of our position shortly. CRA’s currently-proposed position for Fiscal 2017 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s currently-proposed position for Fiscal 2017 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. If the CRA determines to issue a notice of reassessment in respect of Fiscal 2017 on the basis of its position set forth in the Proposal Letter and we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and intend to vigorously defend our original filing position.
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments, as well as any proposed reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Annual Report on Form 10-K, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Consolidated Financial Statements. The CRA has also advised us that they are currently in preliminary stages of auditing Fiscal 2018 and Fiscal 2019.
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the “Securities Actions”). On November 21, 2019, the court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. The motion was fully briefed in June 2020 and a hearing on the motion to dismiss the Securities Actions was held on October 15, 2020. Following the hearing, on October 22, 2020, the court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. The appeal has been fully briefed and oral arguments before the Court of Appeals for the First Circuit were held on July 29, 2021. The court’s decision on the appeal is expected in the coming months and the defendants remain confident in the District Court’s dismissal with prejudice of the Securities Actions.
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
The effective tax rate increased to a provision of 52.2% for the year ended June 30, 2021, compared to a provision of 32.1% for the year ended June 30, 2020. Tax expense increased by $229.1 million from $110.8 million during the year ended June 30, 2020 to $339.9 million during the year ended June 30, 2021. This was primarily due to (i) an increase of $300.5 million relating to the IRS Settlement, (ii) an increase of $76.4 million relating to higher net income including the impact of foreign rates and (iii) an increase of $7.0 million related to the one-time benefit from the US CARES Act in Fiscal 2020 that did not recur in Fiscal 2021. These were partially offset by (i) a decrease of $66.9 million for changes in unrecognized tax benefits, (ii) a decrease of $34.1 million related to tax benefits of internal reorganizations that occurred in Fiscal 2021 (iii) a decrease of $33.2 million related to the US Base Erosion Anti-Abuse Tax (US BEAT), (iv) a decrease of $5.7 million for net changes in valuation allowance, (v) a decrease of $3.1 million related to permanent differences and (vi) a decrease of $3.1 million related to differences in tax filings being higher than estimates. The remainder of the difference was due to normal course movements and non-material items.
A reconciliation of the combined Canadian federal and provincial income tax rate with our effective income tax rate is as follows:

	Year Ended June 30,
	2021	2020	2019
Expected statutory rate	26.50%	26.50%	26.50%
Expected provision for income taxes	$172,454	$91,479	$116,752
Effect of foreign tax rate differences	(4,309)	218	(1,344)
Change in valuation allowance	(5,900)	(222)	(5,045)
Effect of permanent differences	(1,885)	1,215	(577)
Effect of changes in unrecognized tax benefits	(86,170)	(19,284)	31,992
Effect of withholding taxes	8,500	8,036	2,097
Difference in tax filings from provision	(2,162)	933	(250)
Effect of tax credits for research and development	(16,086)	(14,947)	(13,550)
Effect of accrual for undistributed earnings	3,209	4,233	(13,112)
Effect of US BEAT	7,967	41,207	16,030
Effect of CARES Act	—	(7,009)	—
Effect of IRS Settlement	300,460	—	—
Impact of internal reorganization of subsidiaries	(33,676)	451	16,471
Other Items	(2,496)	4,527	5,473
	$339,906	$110,837	$154,937
The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended June 30,
	2021	2020	2019
Domestic income (loss)	$462,315	$241,862	$269,331
Foreign income	188,455	103,343	171,243
Income before income taxes	$650,770	$345,205	$440,574

The provision for (recovery of) income taxes consisted of the following:

	Year Ended June 30,
	2021	2020	2019
Current income taxes (recoveries):
Domestic	$310,615	$12,547	$7,862
Foreign	(43,748)	46,902	99,650
	266,867	59,449	107,512
Deferred income taxes (recoveries):
Domestic	111,232	68,580	52,889
Foreign	(38,193)	(17,192)	(5,464)
	73,039	51,388	47,425
Provision for (recovery of) income taxes	$339,906	$110,837	$154,937
As of June 30, 2021, we have $305.7 million of domestic non-capital loss carryforwards. In addition, we have $413.0 million of foreign non-capital loss carryforwards of which $73.1 million have no expiry date. The remainder of the domestic and foreign losses expire between 2022 and 2039. In addition, investment tax credits of $59.3 million will expire between 2022 and 2041.
The primary components of the deferred tax assets and liabilities are as follows, for the periods indicated below:

	As of June 30,
	2021	2020
Deferred tax assets
Non-capital loss carryforwards	$174,486	$208,248
Capital loss carryforwards	5,570	152
Undeducted scientific research and development expenses	197,791	160,354
Depreciation and amortization	391,974	415,516
Restructuring costs and other reserves	24,919	21,999
Deferred revenue	11,388	60,026
Other	73,236	76,031
Total deferred tax asset	$879,364	$942,326
Valuation allowance	$(72,888)	$(81,810)
Deferred tax liabilities
Scientific research and development tax credits	$(15,080)	$(14,361)
Other	(102,882)	(83,328)
Deferred tax liabilities	$(117,962)	$(97,689)
Net deferred tax asset	$688,514	$762,827
Comprised of:
Long-term assets	796,738	911,565
Long-term liabilities	(108,224)	(148,738)
	$688,514	$762,827
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

The aggregate changes in the balance of our gross unrecognized tax benefits (including interest and penalties) were as follows:

Unrecognized tax benefits as of June 30, 2019	$209,242
Increases on account of current year positions	7,296
Increases on account of prior year positions	17,853
Decreases due to settlements with tax authorities	(20,457)
Decreases due to lapses of statutes of limitations	(18,853)
Unrecognized tax benefits as of June 30, 2020	$195,081
Increases on account of current year positions	1,279
Increases on account of prior year positions	773
Decreases due to settlements with tax authorities	(158,070)
Decreases due to lapses of statutes of limitations	(2,314)
Unrecognized tax benefits as of June 30, 2021	$36,749
Included in the above tabular reconciliation are unrecognized tax benefits of $6.7 million relating to deferred tax assets in jurisdictions in which these deferred tax assets are offset with valuation allowances. The net unrecognized tax benefit excluding these deferred tax assets is $29.9 million as of June 30, 2021 (June 30, 2020—$180.0 million).
We recognize interest expense and penalties related to income tax matters in income tax expense. For the year ended June 30, 2021, 2020 and 2019, respectively, we recognized the following amounts as income tax-related interest expense and penalties:

	Year Ended June 30,
	2021	2020	2019
Interest expense (recoveries)	$44,657	$5,764	$10,512
Penalties expense (recoveries)	1,125	327	945
Total	$45,782	$6,091	$11,457
The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of June 30, 2021	As of June 30, 2020
Interest expense accrued (1)	$5,166	$70,364
Penalties accrued (1)	$2,605	$2,620
(1) These balances are primarily included within "Long-term income taxes payable" within the Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of June 30, 2021, could decrease tax expense in the next 12 months by $3.8 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
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

On December 21, 2020, we entered into a closing agreement with the IRS resolving all of the proposed adjustments to our taxable income for Fiscal 2010 and Fiscal 2012. As a result, we recorded charges of $300.5 million during the year ended June 30, 2021 to "Provision for (recovery of) income taxes". The IRS Settlement also eliminates approximately $90 million in future withholding taxes that we had expected to incur over the next 10 years. We believe the IRS Settlement to be in the best interest of all stakeholders, as it closes all past, present and future items related to this matter. The IRS Settlement provides finality to this longstanding matter. During the year ended June 30, 2021, we made payments of $299.6 million associated with the IRS Settlement. As of June 30, 2021, the outstanding settlement amount of approximately $0.9 million is recorded within "Income taxes payable" in our Consolidated Balance Sheets. Please refer to note 14 "Guarantees and Contingencies" for additional details.
As of June 30, 2021, we have recognized a provision of $27.5 million (June 30, 2020—$24.8 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2021 and June 30, 2020:

	June 30, 2021				June 30, 2020
		Fair Market Measurements using:				Fair Market Measurements using:
	June 30, 2021	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2020	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward contracts designated as cash flow hedges (note 17)	$1,131	$—	$1,131	$—	$—	$—	$—	$—
Total	$1,131	$—	$1,131	$—	$—	$—	$—	$—

Financial Liabilities:
Foreign currency forward contracts designated as cash flow hedges (note 17)	$—	$—	$—	$—	$(185)	$—	$(185)	$—
Total	$—	$—	$—	$—	$(185)	$—	$(185)	$—
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
Our cash and cash equivalents, along with our accounts receivable and accounts payable and accrued liabilities balances, are measured and recognized in our Consolidated Financial Statements at an amount that approximates the fair value (a Level 2 measurement) due to their short maturities.
The fair value of our Senior Notes is determined based on observable market prices and categorized as a Level 2 measurement. As of June 30, 2021, the fair value was $2.7 billion (June 30, 2020—$2.6 billion). The carrying value of our other long-term debt facilities approximates the fair value since the interest rate is at market. Please see note 11 "Long-Term Debt" for further details.
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the year ended June 30, 2021 and 2020, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended June 30, 2021, 2020, and 2019, respectively, no indications of impairments were identified and therefore no fair value measurements were required.

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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within "Other Comprehensive Income (Loss), net". The fair value of the contracts, as of June 30, 2021, is recorded within "Prepaid expenses and other current assets" and represents the net gain before tax effect that is expected to be reclassified from accumulated other comprehensive income into earnings with the next twelve months.
As of June 30, 2021, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $66.9 million (June 30, 2020—$62.3 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (see note 16 "Fair Value Measurement")

		As of June 30, 2021	As of June 30, 2020
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$1,131	$(185)

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Year Ended June 30, 2021
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign currency forward contracts	$5,778	Operating expenses	$4,462

Year Ended June 30, 2020
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign currency forward contracts	$(2,261)	Operating expenses	$(1,340)

Year Ended June 30, 2019
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign currency forward contracts	$22	Operating expenses	$(2,033)
NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Year Ended June 30,
	2021	2020	2019
COVID-19 Restructuring Plan	$(8,929)	$53,616	$—
Fiscal 2020 Restructuring Plan	3,669	26,680	—
Restructuring Plans prior to Fiscal 2020 Restructuring Plan	(53)	1,371	29,111
Acquisition-related costs	5,906	13,750	5,625
Other charges (recoveries)	1,155	5,011	983
Total	$1,748	$100,428	$35,719
During Fiscal 2020, we entered into the COVID-19 and Fiscal 2020 Restructuring Plans (as defined below), which included the abandonment of certain leased facilities. As a result of the COVID-19 pandemic, at the time of the initial abandonment of leased facilities during the fourth quarter of Fiscal 2020, we anticipated that we would not be able to early terminate any of our lease obligations. During the year ended June 30, 2021, we recorded net recoveries of $29.5 million within "Special charges (recoveries)" relating to early lease terminations and assignments of previously abandoned office space. These recoveries were recorded under the COVID-19 and Fiscal 2020 Restructuring Plans, consistent with the initial abandonment.
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

Since the inception of the plan, $44.7 million has been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges relating to this plan.
A reconciliation of the beginning and ending restructuring liability, which is included within "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets, for the year ended June 30, 2021 and 2020 is shown below.

COVID-19 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2019	$—	$—	$—
Accruals and adjustments	8,702	12,319	21,021
Cash payments	(3,609)	(321)	(3,930)
Foreign exchange and other non-cash adjustments	79	278	357
Balance payable as of June 30, 2020	5,172	12,276	17,448
Accruals and adjustments	1,983	(2,224)	(241)
Cash payments	(7,172)	(6,142)	(13,314)
Foreign exchange and other non-cash adjustments	272	100	372
Balance payable as of June 30, 2021	$255	$4,010	$4,265
During the year ended June 30, 2021, we recognized net recoveries of $16.0 million relating to previously abandoned office space that has since been early terminated or assigned to a third party, as discussed above. Included in these recoveries is $12.5 million relating to the reversal of lease liabilities (see note 6 "Leases"), with the remainder relating to other facility charges and recoveries. Additionally, during the year ended June 30, 2021, we incurred $7.1 million in charges related to abandoned facilities, workforce reductions and the write-off of fixed assets.
During the year ended June 30, 2020, we incurred $27.2 million in charges related to accelerated amortization associated with the abandonment of ROU assets and $5.4 million in charges associated with the write-off of fixed assets. Additionally, during the year ended June 30, 2020, we incurred $21.0 million in charges related to abandoned facilities and workforce reductions.
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
Since the inception of the plan, $30.3 million has been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges relating to this plan.
A reconciliation of the beginning and ending restructuring liability, which is included within "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets, for the year ended June 30, 2021 and 2020 is shown below.

Fiscal 2020 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2019	$—	$—	$—
Accruals and adjustments	5,993	6,734	12,727
Cash payments	(4,412)	(261)	(4,673)
Foreign exchange and other non-cash adjustments	(5)	(31)	(36)
Balance payable as of June 30, 2020	1,576	6,442	8,018
Accruals and adjustments	11,444	(869)	10,575
Cash payments	(10,828)	(3,369)	(14,197)
Foreign exchange and other non-cash adjustments	25	(338)	(313)
Balance payable as of June 30, 2021	$2,217	$1,866	$4,083

During the year ended June 30, 2021, we recognized net recoveries of $13.5 million relating to previously abandoned office space that has since been early terminated or assigned to a third party, as discussed above. Included in these recoveries is $10.1 million relating to the reversal of lease liabilities (see note 6 "Leases"), with the remainder relating to other facility charges and recoveries. Additionally, during the year ended June 30, 2021, we incurred $17.2 million in charges related to abandoned facilities, workforce reductions and the write-off of fixed assets.
During the year ended June 30, 2020, we incurred $9.7 million in charges related to accelerated amortization associated with the abandonment of ROU assets and $4.3 million in charges associated with the write-off of fixed assets. Additionally, during the year ended June 30, 2020, we incurred $12.7 million in charges related to abandoned facilities and workforce reductions.
Acquisition-related costs
Acquisition-related costs, recorded within "Special charges (recoveries)" include direct costs of potential and completed acquisitions. Acquisition-related costs for the year ended June 30, 2021 were $5.9 million (year ended June 30, 2020 and 2019—$13.8 million and $5.6 million, respectively).
Other charges (recoveries)
For the year ended June 30, 2021, "Other charges" includes $1.2 million relating to other miscellaneous charges.
For the year ended June 30, 2020, "Other charges" includes $0.7 million relating to accelerated amortization associated with the abandonment of ROU assets and $4.3 million relating to other miscellaneous charges.
For the year ended June 30, 2019, "Other charges" includes (i) $1.2 million relating to one-time system implementation costs and (ii) $1.4 million relating to other miscellaneous charges. These charges were partially offset by a recovery of $1.5 million relating to certain pre-acquisition sales and use tax liabilities becoming statute barred.
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

The finalization of the above purchase price allocation during the year ended June 30, 2021 did not result in any significant changes to the preliminary amounts previously disclosed.
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
The finalization of the purchase price allocation completed during the year ended June 30, 2021 did not result in any significant changes to the preliminary amounts previously disclosed.
Acquisition of Dynamic Solutions Group Inc. (The Fax Guys)
On December 2, 2019, we acquired certain assets and assumed certain liabilities of The Fax Guys, for $5.1 million. During the year ended June 30, 2021, we paid consideration of $1.0 million which was previously accrued. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements our Information Management portfolio.
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
The following table sets forth the distribution of revenues, by significant geographic area, for the periods indicated:

	Year Ended June 30,
	2021	2020	2019
Revenues(1):
Canada	$166,430	$149,457	$153,890
United States	1,870,620	1,719,877	1,490,863
United Kingdom	195,721	186,756	182,815
Germany	212,014	195,286	203,403
Rest of EMEA(2)	623,872	560,239	534,204
All other countries	317,458	298,121	303,580
Total revenues	$3,386,115	$3,109,736	$2,868,755
(1) Total revenues by geographic area are determined based on the location of our end customer.
(2) EMEA primarily consists of countries in Europe, the Middle East and Africa.
The following table sets forth the distribution of long-lived assets, representing property and equipment, ROU assets and intangible assets, by significant geographic area, as of the periods indicated below.

	As of June 30, 2021	As of June 30, 2020
Long-lived assets:
Canada	$530,830	$651,214
United States	868,376	1,150,638
United Kingdom	14,629	13,388
Germany	60,470	117,891
Rest of EMEA(1)	116,429	75,183
All other countries	64,653	56,674
Total	$1,655,387	$2,064,988
(1) EMEA primarily consists of countries in Europe, the Middle East and Africa.

NOTE 21—ACCUMULATED OTHER COMPREHENSIVE INCOME

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of June 30, 2018	$44,634	$(969)	$(10,020)	$33,645
Other comprehensive income (loss) before reclassifications, net of tax	(3,882)	16	(7,421)	(11,287)
Amounts reclassified into net income, net of tax	—	1,494	272	1,766
Total other comprehensive income (loss) net, for the period	(3,882)	1,510	(7,149)	(9,521)
Balance as of June 30, 2019	40,752	541	(17,169)	24,124
Other comprehensive income (loss) before reclassifications, net of tax	(7,784)	(1,662)	1,245	(8,201)
Amounts reclassified into net income, net of tax	—	985	917	1,902
Total other comprehensive income (loss) net, for the period	(7,784)	(677)	2,162	(6,299)
Balance as of June 30, 2020	32,968	(136)	(15,007)	17,825
Other comprehensive income (loss) before reclassifications, net of tax	42,440	4,246	3,987	50,673
Amounts reclassified into net income, net of tax	—	(3,280)	1,020	(2,260)
Total other comprehensive income (loss) net, for the period	42,440	966	5,007	48,413
Balance as of June 30, 2021	$75,408	$830	$(10,000)	$66,238
NOTE 22—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2021	2020	2019
Cash paid during the period for interest	$147,996	$146,698	$138,631
Cash received during the period for interest	$3,856	$11,768	$8,014
Cash paid during the period for income taxes (1)	$400,137	$94,733	$80,583
(1) Included for the year ended June 30, 2021 is cash paid of $299.6 million relating to the IRS Settlement. Please see note 15 "Income Taxes" for additional details.
NOTE 23—OTHER INCOME (EXPENSE), NET

	Year Ended June 30,
	2021	2020	2019
Foreign exchange gains (losses)	$(1,273)	$(4,184)	$(4,330)
OpenText share in net income of equity investees (1)	62,897	8,700	13,668
Loss on debt extinguishment (2)	—	(17,854)	—
Other miscellaneous income (expense)	(190)	1,392	818
Total other income (expense), net	$61,434	$(11,946)	$10,156
(1) OpenText’s share in net income of equity investees relates to our share of net income, which approximates fair value, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see note 9 "Prepaid Expenses and Other Assets" for more details).
(2) On March 5, 2020, we redeemed in full $800 million aggregate principal amount of our 5.625% Senior Notes due 2023 (Senior Notes 2023), which resulted in a loss on debt extinguishment of $17.9 million. Of this, $6.7 million related to unamortized debt issuance costs and the remaining $11.2 million related to the early termination call premium.

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

	Year Ended June 30,
	2021	2020	2019
Basic earnings per share
Net income attributable to OpenText	$310,672	$234,225	$285,501
Basic earnings per share attributable to OpenText	$1.14	$0.86	$1.06
Diluted earnings per share
Net income attributable to OpenText	$310,672	$234,225	$285,501
Diluted earnings per share attributable to OpenText	$1.14	$0.86	$1.06
Weighted-average number of shares outstanding (in '000's)
Basic	272,533	270,847	268,784
Effect of dilutive securities	946	970	1,124
Diluted	273,479	271,817	269,908
Excluded as anti-dilutive(1)	4,147	3,001	2,759
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
During the year ended June 30, 2021, Mr. Stephen Sadler, a member of the Board of Directors, earned $37 thousand (year ended June 30, 2020 and 2019—$0.7 million and $0.6 million, respectively) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 26—SUBSEQUENT EVENT
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on August 4, 2021, a dividend of $0.2209 per Common Share. The record date for this dividend is September 3, 2021 and the payment date is September 24, 2021. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Item 16.    Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: August 5, 2021

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ HOWARD ROSEN
Howard Rosen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/s/ MARK J. BARRENECHEA	Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)	August 5, 2021
Mark J. Barrenechea
/S/ P. THOMAS JENKINS	Chairman of the Board	August 5, 2021
P. Thomas Jenkins
/S/ RANDY FOWLIE	Director	August 5, 2021
Randy Fowlie
/S/ DAVID FRASER	Director	August 5, 2021
David Fraser
/S/ GAIL E. HAMILTON	Director	August 5, 2021
Gail E. Hamilton
/S/ ROBERT HAU	Director	August 5, 2021
Robert Hau
/S/ ANN M. POWELL	Director	August 5, 2021
Ann M. Powell
/S/ STEPHEN J. SADLER	Director	August 5, 2021
Stephen J. Sadler
/S/ HARMIT SINGH	Director	August 5, 2021
Harmit Singh
/S/ MICHAEL SLAUNWHITE	Director	August 5, 2021
Michael Slaunwhite
/S/ KATHARINE B. STEVENSON	Director	August 5, 2021
Katharine B. Stevenson
/S/ DEBORAH WEINSTEIN	Director	August 5, 2021
Deborah Weinstein