Form 10-Q
period 2021-09-30
OPEN TEXT CORP
filed 2021-11-04
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021.
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At November 2, 2021, there were 272,760,173 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I - Financial Information
Item 1.         Financial Statements
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	September 30, 2021	June 30, 2021
ASSETS	(unaudited)
Cash and cash equivalents	$1,735,265	$1,607,306
Accounts receivable trade, net of allowance for credit losses of $18,643 as of September 30, 2021 and $22,151 as of June 30, 2021 (note 4)	370,968	438,547
Contract assets (note 3)	24,312	25,344
Income taxes recoverable (note 15)	12,756	32,312
Prepaid expenses and other current assets (note 9)	107,486	98,551
Total current assets	2,250,787	2,202,060
Property and equipment (note 5)	223,359	233,595
Operating lease right of use assets (note 6)	223,885	234,532
Long-term contract assets (note 3)	19,550	19,222
Goodwill (note 7)	4,686,907	4,691,673
Acquired intangible assets (note 8)	1,080,692	1,187,260
Deferred tax assets (note 15)	767,182	796,738
Other assets (note 9)	231,181	208,894
Long-term income taxes recoverable (note 15)	35,821	35,362
Total assets	$9,519,364	$9,609,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 10)	$299,370	$423,592
Current portion of long-term debt (note 11)	10,000	10,000
Operating lease liabilities (note 6)	58,033	58,315
Deferred revenues (note 3)	814,989	852,629
Income taxes payable (note 15)	15,615	17,368
Total current liabilities	1,198,007	1,361,904
Long-term liabilities:
Accrued liabilities (note 10)	26,876	28,830
Pension liability (note 12)	75,022	74,511
Long-term debt (note 11)	3,577,520	3,578,859
Long-term operating lease liabilities (note 6)	211,277	224,453
Long-term deferred revenues (note 3)	95,930	98,989
Long-term income taxes payable (note 15)	33,799	34,113
Deferred tax liabilities (note 15)	92,418	108,224
Total long-term liabilities	4,112,842	4,147,979
Shareholders’ equity:
Share capital and additional paid-in capital (note 13)
272,533,754 and 271,540,755 Common Shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively; authorized Common Shares: unlimited	1,991,719	1,947,764
Accumulated other comprehensive income (note 20)	53,886	66,238
Retained earnings	2,225,363	2,153,326
Treasury stock, at cost (1,426,212 and 1,567,664 shares at September 30, 2021 and June 30, 2021, respectively)	(63,477)	(69,386)
Total OpenText shareholders' equity	4,207,491	4,097,942
Non-controlling interests	1,024	1,511
Total shareholders’ equity	4,208,515	4,099,453
Total liabilities and shareholders’ equity	$9,519,364	$9,609,336
Guarantees and contingencies (note 14)
Related party transactions (note 24)
Subsequent events (note 25)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended September 30,
	2021	2020
Revenues (note 3):
Cloud services and subscriptions	$356,589	$340,986
Customer support	335,237	329,399
License	73,529	68,523
Professional service and other	66,953	65,105
Total revenues	832,308	804,013
Cost of revenues:
Cloud services and subscriptions	119,779	112,624
Customer support	29,483	29,194
License	3,969	2,489
Professional service and other	51,725	46,581
Amortization of acquired technology-based intangible assets (note 8)	53,167	58,037
Total cost of revenues	258,123	248,925
Gross profit	574,185	555,088
Operating expenses:
Research and development	100,165	93,903
Sales and marketing	146,240	132,400
General and administrative	71,477	56,189
Depreciation	21,386	22,003
Amortization of acquired customer-based intangible assets (note 8)	51,884	54,993
Special charges (recoveries) (note 18)	344	13,244
Total operating expenses	391,496	372,732
Income from operations	182,689	182,356
Other income (expense), net (note 22)	29,782	2,883
Interest and other related expense, net	(37,055)	(39,089)
Income before income taxes	175,416	146,150
Provision for (recovery of) income taxes (note 15)	43,450	42,744
Net income for the period	$131,966	$103,406
Net (income) loss attributable to non-controlling interests	(51)	(30)
Net income attributable to OpenText	$131,915	$103,376
Earnings per share—basic attributable to OpenText (note 23)	$0.48	$0.38
Earnings per share—diluted attributable to OpenText (note 23)	$0.48	$0.38
Weighted average number of Common Shares outstanding—basic (in '000's)	272,044	271,986
Weighted average number of Common Shares outstanding—diluted (in '000's)	273,232	272,847

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2021	2020
Net income for the period	$131,966	$103,406
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(10,092)	22,645
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of ($391) and $305 for the three months ended September 30, 2021 and 2020, respectively	(1,086)	845
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of ($103) and ($56) for the three months ended September 30, 2021 and 2020, respectively	(287)	(156)
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of ($232) and ($916) for the three months ended September 30, 2021 and 2020, respectively	(1,049)	(1,705)
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $68 and $87 for the three months ended September 30, 2021 and 2020, respectively	162	241
Total other comprehensive income (loss) net, for the period	(12,352)	21,870
Total comprehensive income	119,614	125,276
Comprehensive (income) loss attributable to non-controlling interests	(51)	(30)
Total comprehensive income attributable to OpenText	$119,563	$125,246

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Three Months Ended September 30, 2021
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	271,541	$1,947,764	(1,568)	$(69,386)	$2,153,326	$66,238	$1,511	$4,099,453
Issuance of Common Shares
Under employee stock option plans	796	27,299	—	—	—	—	—	27,299
Under employee stock purchase plans	197	8,489	—	—	—	—	—	8,489
Share-based compensation	—	13,934	—	—	—	—	—	13,934
Issuance of treasury stock	—	(5,909)	142	5,909	—	—	—	—
Dividends declared ($0.2209 per Common Share)	—	—	—	—	(59,878)	—	—	(59,878)
Other comprehensive income (loss) - net	—	—	—	—	—	(12,352)	—	(12,352)
Distribution to non-controlling interest	—	142	—	—	—	—	(538)	(396)
Net income for the period	—	—	—	—	131,915	—	51	131,966
Balance as of September 30, 2021	272,534	$1,991,719	(1,426)	$(63,477)	$2,225,363	$53,886	$1,024	$4,208,515

	Three Months Ended September 30, 2020
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	271,863	$1,851,777	(622)	$(23,608)	$2,159,396	$17,825	$1,319	$4,006,709
Adoption of ASU 2016-13 - cumulative effect, net	—	—	—	—	(2,450)	—	—	(2,450)
Issuance of Common Shares
Under employee stock option plans	311	8,605	—	—	—	—	—	8,605
Under employee stock purchase plans	—	293	193	6,690	—	—	—	6,983
Share-based compensation	—	11,736	—	—	—	—	—	11,736
Purchase of treasury stock	—	—	(965)	(41,870)	—	—	—	(41,870)
Dividends declared ($0.1746 per Common Share)	—	—	—	—	(47,269)	—	—	(47,269)
Other comprehensive income (loss) - net	—	—	—	—	—	21,870	—	21,870
Net income for the period	—	—	—	—	103,376	—	30	103,406
Balance as of September 30, 2020	272,174	$1,872,411	(1,394)	$(58,788)	$2,213,053	$39,695	$1,349	$4,067,720

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income for the period	$131,966	$103,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	126,437	135,033
Share-based compensation expense	13,934	11,736
Pension expense	1,486	1,505
Amortization of debt issuance costs	1,161	1,112
Loss on sale and write down of property and equipment	27	573
Deferred taxes	14,682	(1,180)
Share in net (income) loss of equity investees	(29,315)	(6,221)
Changes in operating assets and liabilities:
Accounts receivable	76,526	74,842
Contract assets	(7,248)	(9,838)
Prepaid expenses and other current assets	(9,811)	(3,491)
Income taxes	16,761	21,032
Accounts payable and accrued liabilities	(114,334)	(51,429)
Deferred revenue	(38,516)	(41,268)
Other assets	7,542	549
Operating lease assets and liabilities, net	(1,629)	(2,457)
Net cash provided by operating activities	189,669	233,904
Cash flows from investing activities:
Additions of property and equipment	(26,712)	(15,305)
Other investing activities	296	(2,237)
Net cash used in investing activities	(26,416)	(17,542)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	36,720	15,839
Repayment of long-term debt and Revolver	(2,500)	(2,500)
Purchase of treasury stock	—	(41,870)
Distribution to non-controlling interest	(396)	—
Payments of dividends to shareholders	(59,878)	(47,269)
Net cash provided by (used in) financing activities	(26,054)	(75,800)
Foreign exchange gain (loss) on cash held in foreign currencies	(9,277)	10,792
Increase (decrease) in cash, cash equivalents and restricted cash during the period	127,922	151,354
Cash, cash equivalents and restricted cash at beginning of the period	1,609,800	1,697,263
Cash, cash equivalents and restricted cash at end of the period	$1,737,722	$1,848,617

Reconciliation of cash, cash equivalents and restricted cash:	September 30, 2021	September 30, 2020
Cash and cash equivalents	$1,735,265	$1,845,582
Restricted cash (1)	2,457	3,035
Total cash, cash equivalents and restricted cash	$1,737,722	$1,848,617
(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (note 9).
Supplemental cash flow disclosures (note 6 and note 21)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2021
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)

NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa) and EC1 Pte. Ltd. (GXS Singapore), which as of September 30, 2021, were 70% and 81% owned, respectively, by OpenText. All intercompany balances and transactions have been eliminated.
During the three months ended September 30, 2021, we made a final cash distribution of $0.4 million to the non-controlling interest holder in GXS Singapore, as part of the ongoing process to liquidate the subsidiary, which is expected to be complete by the end of Fiscal 2022.
Throughout this Quarterly Report on Form 10-Q: (i) the term "Fiscal 2022" means our fiscal year beginning on July 1, 2021 and ending June 30, 2022; (ii) the term "Fiscal 2021" means our fiscal year beginning on July 1, 2020 and ended June 30, 2021; (iii) the term “Fiscal 2020” means our fiscal year beginning on July 1, 2019 and ended June 30, 2020; (iv) the term “Fiscal 2019” means our fiscal year beginning on July 1, 2018 and ended June 30, 2019; (v) the term “Fiscal 2018” means our fiscal year beginning on July 1, 2017 and ended June 30, 2018; (vi) the term “Fiscal 2017” means our fiscal year beginning on July 1, 2016 and ended June 30, 2017; (vii) the term “Fiscal 2016” means our fiscal year beginning on July 1, 2015 and ended June 30, 2016; (viii) the term “Fiscal 2015” means our fiscal year beginning on July 1, 2014 and ended June 30, 2015; (ix) the term “Fiscal 2014” means our fiscal year beginning on July 1, 2013 and ended June 30, 2014; (x) the term “Fiscal 2013” means our fiscal year beginning on July 1, 2012 and ended June 30, 2013; and (xi) the term “Fiscal 2012” means our fiscal year beginning on July 1, 2011 and ended June 30, 2012.
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
In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 continues to impact the global economy. As the impacts of the pandemic continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. As of September 30, 2021, we have recorded certain estimates resulting from the pandemic, particularly with respect to the COVID-19 Restructuring Plan (as defined herein) and allowance for credit losses, based on management's estimates and assumptions utilizing the most currently available information. Such estimates may be subject to change particularly given the unprecedented nature of the COVID-19 pandemic. We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to potential items such as special charges (recoveries), restructurings, asset impairments and other non-recurring costs. Please see note 18 "Special Charges (Recoveries)" and "Risk Factors" included within Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted in Fiscal 2022
During Fiscal 2022, we have adopted the following Accounting Standards Update (ASU) that did not have a material impact to our reported financial position, results of operations or cash flows:
•ASU 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes"
NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended September 30,
	2021	2020
Total Revenues by Geography:
Americas (1)	$519,692	$508,656
EMEA (2)	244,597	225,935
Asia Pacific (3)	68,019	69,422
Total revenues	$832,308	$804,013

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$356,589	$340,986
Customer support revenue	335,237	329,399
Total recurring revenues	$691,826	$670,385
License revenue (perpetual, term and subscriptions)	73,529	68,523
Professional service and other revenue	66,953	65,105
Total revenues	$832,308	$804,013

Total Revenues by Timing of Revenue Recognition:
Point in time	$73,529	$68,523
Over time (including professional service and other revenue)	758,779	735,490
Total revenues	$832,308	$804,013
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

The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of September 30, 2021	As of June 30, 2021
Short-term contract assets	$24,312	$25,344
Long-term contract assets	$19,550	$19,222
Short-term deferred revenues	$814,989	$852,629
Long-term deferred revenues	$95,930	$98,989
The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the three months ended September 30, 2021, we reclassified $8.1 million of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three months ended September 30, 2021 and 2020, respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the three months ended September 30, 2021 that was included in the deferred revenue balances at June 30, 2021 was $359 million (three months ended September 30, 2020—$343 million).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2021:

Capitalized costs to obtain a contract as of June 30, 2021	$72,900
New capitalized costs incurred	7,122
Amortization of capitalized costs	(6,170)
Impact of foreign exchange rate changes	(524)
Capitalized costs to obtain a contract as of September 30, 2021	$73,328
During the three months ended September 30, 2021 and 2020, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to note 9 "Prepaid Expenses and Other Assets" for additional information on incremental costs of obtaining a contract.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2021, approximately $1.4 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 46% of this amount over the next 12 months and the remaining balance substantially over the next three years thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.
NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following illustrates the activity in our allowance for credit losses on accounts receivable, since June 30, 2021:

Balance as of June 30, 2021	$22,151
Credit loss expense (recovery)	(935)
Write-off / adjustments	(2,573)
Balance as of September 30, 2021	$18,643
Included in accounts receivable are unbilled receivables in the amount of $48.4 million as of September 30, 2021 (June 30, 2021—$51.4 million).
As of September 30, 2021, we have an allowance for credit losses of $0.6 million for contract assets (June 30, 2021—$0.4 million). For additional information on contract assets please see note 3 "Revenues".

NOTE 5—PROPERTY AND EQUIPMENT

	As of September 30, 2021
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$38,431	$(33,411)	$5,020
Office equipment	2,532	(1,250)	1,282
Computer hardware	309,849	(214,330)	95,519
Computer software	132,629	(108,097)	24,532
Capitalized software development costs	131,240	(90,206)	41,034
Leasehold improvements	106,542	(83,601)	22,941
Land and buildings	48,882	(15,851)	33,031
Total	$770,105	$(546,746)	$223,359

	As of June 30, 2021
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$38,541	$(32,500)	$6,041
Office equipment	2,533	(1,244)	1,289
Computer hardware	313,946	(212,448)	101,498
Computer software	129,690	(104,654)	25,036
Capitalized software development costs	127,697	(86,466)	41,231
Leasehold improvements	106,656	(81,135)	25,521
Land and buildings	48,537	(15,558)	32,979
Total	$767,600	$(534,005)	$233,595
NOTE 6—LEASES
We enter into operating leases, both domestically and internationally, for certain facilities, automobiles, data centers and equipment for use in the ordinary course of business. The duration of the majority of these leases generally ranges from 1 to 10 years, some of which include options to extend for an additional 3 to 5 years after the initial term. Additionally, the land upon which our headquarters in Waterloo, Ontario, Canada is located is leased from the University of Waterloo for a period of 49 years beginning in December 2005, with an option to renew for an additional term of 49 years. Leases with an initial term of 12 months or less are not recorded on our Condensed Consolidated Balance Sheets and we do not have any material finance leases.
Lease Costs and Other Information
The following illustrates the various components of operating lease costs for the period indicated:

	Three Months Ended September 30,
	2021	2020
Operating lease cost	$15,391	$15,542
Short-term lease cost	119	263
Variable lease cost	588	693
Sublease income	(1,889)	(1,617)
Total lease cost	$14,209	$14,881
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of September 30, 2021	As of June 30, 2021
Weighted-average remaining lease term	6.45 years	6.47 years
Weighted-average discount rate	2.83%	2.82%

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease cost and short-term lease are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Three Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$17,452	$19,088
Right of use assets obtained in exchange for new operating lease liabilities	$4,231	$2,297
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our operating leases liabilities as of September 30,
2021:

Fiscal years ending June 30,
2022 (nine months ended)	$49,273
2023	57,119
2024	46,315
2025	37,178
2026	25,325
Thereafter	78,461
Total lease payments	$293,671
Less: Imputed interest	(24,361)
Total	$269,310
Reported as:
Current operating lease liabilities	$58,033
Non-current operating lease liabilities	211,277
Total	$269,310
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $6.0 million over the remainder of Fiscal 2022 and $12.5 million thereafter.
NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2021:

Balance as of June 30, 2021	$4,691,673
Impact of foreign exchange rate changes	(4,766)
Balance as of September 30, 2021	$4,686,907

NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2021
	Cost	Accumulated Amortization	Net
Technology assets	$1,002,506	$(688,550)	$313,956
Customer assets	1,385,247	(618,511)	766,736
Total	$2,387,753	$(1,307,061)	$1,080,692

	As of June 30, 2021
	Cost	Accumulated Amortization	Net
Technology assets	$1,003,730	$(635,965)	$367,765
Customer assets	1,386,533	(567,038)	819,495
Total	$2,390,263	$(1,203,003)	$1,187,260
The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and seven years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2022 (nine months ended)	$293,631
2023	316,603
2024	235,514
2025	123,291
2026	79,481
Thereafter	32,172
Total	$1,080,692

NOTE 9—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of September 30, 2021	As of June 30, 2021
Deposits and restricted cash	$6,143	$3,027
Capitalized costs to obtain a contract	22,541	22,601
Short-term prepaid expenses and other current assets	78,802	72,923
Total	$107,486	$98,551
Other assets:

	As of September 30, 2021	As of June 30, 2021
Deposits and restricted cash	$8,151	$11,577
Capitalized costs to obtain a contract	50,787	50,299
Investments	151,092	121,777
Long-term prepaid expenses and other long-term assets	21,151	25,241
Total	$231,181	$208,894
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

Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value, is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (see note 22 "Other Income (Expense), Net"). During the three months ended September 30, 2021, our share of income (loss) from these investments was $29.3 million (three months ended September 30, 2020—$6.2 million).
Prepaid expenses and other assets, both short-term and long-term, include advance payments on licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.
NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of September 30, 2021	As of June 30, 2021
Accounts payable—trade	$49,794	$57,500
Accrued salaries, incentives and commissions	122,787	214,884
Accrued liabilities	76,724	82,204
Accrued sales and other tax liabilities	19,541	31,583
Accrued interest on Senior Notes	25,646	31,161
Amounts payable in respect of restructuring and other special charges	1,792	4,396
Asset retirement obligations	3,086	1,864
Total	$299,370	$423,592
Long-term accrued liabilities:

	As of September 30, 2021	As of June 30, 2021
Amounts payable in respect of restructuring and other special charges	$3,757	$4,359
Other accrued liabilities	10,617	10,681
Asset retirement obligations	12,502	13,790
Total	$26,876	$28,830
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of September 30, 2021, the present value of this obligation was $15.6 million (June 30, 2021—$15.7 million), with an undiscounted value of $16.3 million (June 30, 2021—$16.4 million).

NOTE 11—LONG-TERM DEBT

	As of September 30, 2021	As of June 30, 2021
Total debt
Senior Notes 2030	$900,000	$900,000
Senior Notes 2028	900,000	900,000
Senior Notes 2026	850,000	850,000
Term Loan B	965,000	967,500
Total principal payments due	3,615,000	3,617,500

Premium on Senior Notes 2026	3,892	4,070
Debt issuance costs	(31,372)	(32,711)
Total amount outstanding	3,587,520	3,588,859
Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Total current portion of long-term debt	10,000	10,000

Non-current portion of long-term debt	$3,577,520	$3,578,859

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
For the three months ended September 30, 2021, we recorded interest expense of $9.3 million relating to Senior Notes 2030 (three months ended September 30, 2020—$9.2 million).
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
For the three months ended September 30, 2021, we recorded interest expense of $8.7 million relating to Senior Notes 2028 (three months ended September 30, 2020—$8.6 million).
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

For the three months ended September 30, 2021, we recorded interest expense of $12.5 million relating to Senior Notes 2026 (three months ended September 30, 2020—$12.5 million).
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
Term Loan B has a seven year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of September 30, 2021, the outstanding balance on the Term Loan B bears an interest rate of 1.84%. For more information regarding the impact of LIBOR, see "Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021.
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2021, our consolidated net leverage ratio was 1.4:1.
For the three months ended September 30, 2021, we recorded interest expense of $4.6 million relating to Term Loan B (three months ended September 30, 2020—$4.8 million).
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. For more information regarding the impact of LIBOR, see "Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021.
As of September 30, 2021, we had no outstanding balance under the Revolver (June 30, 2021—nil). For the three months ended September 30, 2021 we did not record any interest expense relating to the Revolver (three months ended September 30, 2020—$3.0 million relating to amounts previously drawn).
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

NOTE 12—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP) and other plans as of September 30, 2021 and June 30, 2021:

	As of September 30, 2021
	Total benefit obligation	Current portion of benefit obligation(1)	Non-current portion of benefit obligation
CDT defined benefit plan	$32,745	$881	$31,864
GXS GER defined benefit plan	23,663	1,038	22,625
GXS PHP defined benefit plan	11,613	82	11,531
Other plans	9,621	619	9,002
Total	$77,642	$2,620	$75,022

	As of June 30, 2021
	Total benefit obligation	Current portion of benefit obligation(1)	Non-current portion of benefit obligation
CDT defined benefit plan	$32,865	$880	$31,985
GXS GER defined benefit plan	23,861	1,058	22,803
GXS PHP defined benefit plan	10,973	42	10,931
Other plans	9,594	802	8,792
Total	$77,293	$2,782	$74,511
(1) The current portion of the benefit obligation has been included within "Accrued salaries, incentives and commissions", all within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets (see note 10 "Accounts Payable and Accrued Liabilities").
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
GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of $0.04 million as of September 30, 2021, no additional contributions have been made since the inception of the plan.

The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of September 30, 2021				As of June 30, 2021
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of fiscal year	$32,865	$23,861	$10,973	$67,699	$32,851	$24,105	$10,270	$67,226
Service cost	94	43	428	565	473	206	1,822	2,501
Interest cost	112	80	133	325	505	364	469	1,338
Benefits paid	(203)	(256)	(131)	(590)	(800)	(1,027)	(19)	(1,846)
Actuarial (gain) loss	406	320	553	1,279	(1,976)	(1,118)	(1,853)	(4,947)
Foreign exchange (gain) loss	(529)	(385)	(343)	(1,257)	1,812	1,331	284	3,427
Benefit obligation—end of period	32,745	23,663	11,613	68,021	32,865	23,861	10,973	67,699
Less: Current portion	(881)	(1,038)	(82)	(2,001)	(880)	(1,058)	(42)	(1,980)
Non-current portion of benefit obligation	$31,864	$22,625	$11,531	$66,020	$31,985	$22,803	$10,931	$65,719

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended September 30,
	2021				2020
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$94	$43	$428	$565	$116	$51	$431	$598
Interest cost	112	80	133	325	124	89	93	306
Amortization of actuarial (gains) and losses	125	6	(23)	108	173	28	—	201
Net pension expense	$331	$129	$538	$998	$413	$168	$524	$1,105
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under "Interest and other related expense, net" on our Condensed Consolidated Statements of Income.
In determining the fair value of the pension plan benefit obligations as of September 30, 2021 and June 30, 2021, respectively, we used the following weighted-average key assumptions:

	As of September 30, 2021			As of June 30, 2021
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	1.50%	1.50%	6.00%	1.50%	1.50%	5.00%
Pension increases	1.50%	1.50%	N/A	1.50%	1.50%	N/A
Discount rate	1.31%	1.31%	5.50%	1.39%	1.39%	5.00%
Normal retirement age	65-67	65-67	60	65-67	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	13.98%	—%	—%	13.98%
to age 25	—%	—%	7.10%	—%	—%	7.10%
to age 30	1.00%	—%	3.00%	1.00%	—%	3.00%
to age 35	0.50%	—%	2.44%	0.50%	—%	2.44%
to age 40	—%	—%	2.59%	—%	—%	2.59%
to age 45	0.50%	—%	1.15%	0.50%	—%	1.15%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%

Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2022 (nine months ended)	$650	$781	$25
2023	945	1,029	294
2024	1,023	1,030	193
2025	1,068	1,054	169
2026	1,105	1,042	195
2027 to 2031	6,396	5,059	2,436
Total	$11,187	$9,995	$3,312
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
NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three months ended September 30, 2021, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.2209 per Common Share in the aggregate amount of $59.9 million, which we paid during the same period (three months ended September 30, 2020—$0.1746 per Common Share, in the aggregate amount of $47.3 million).
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
During the three months ended September 30, 2021, we did not repurchase any of our Common Shares on the open market for potential reissuance under our LTIP or other plans as described below (three months ended September 30, 2020—965,154 Common Shares, respectively, at a cost of $41.9 million).
During the three months ended September 30, 2021, we reissued 141,452 Common Shares from treasury stock in connection with the settlement of awards and other plans (three months ended September 30, 2020—193,680 Common Shares).
Share Repurchase Plan
On November 5, 2020, the Board authorized a share repurchase plan (Repurchase Plan), pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2020, up to an aggregate of $350 million of our Common Shares.
During the three months ended September 30, 2021, we did not repurchase any of our Common Shares under the Repurchase Plan.
Subsequent to the end of the quarter, we announced on November 4, 2021 authorization of a share repurchase plan pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares. Please see note 25 "Subsequent Events" for additional details.

Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended September 30,
	2021	2020
Stock options	$4,267	$3,294
Performance Share Units (issued under LTIP)	3,445	2,484
Restricted Share Units (issued under LTIP)	2,166	2,002
Restricted Share Units (other)	1,728	1,986
Deferred Share Units (directors)	830	738
Employee Stock Purchase Plan	1,498	1,232
Total share-based compensation expense	$13,934	$11,736
Summary of Outstanding Stock Options
As of September 30, 2021, an aggregate of 8,084,264 options to purchase Common Shares were outstanding and an additional 10,484,700 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the three months ended September 30, 2021 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2021	8,113,574	$40.16	4.88	$86,297
Granted	950,360	52.62
Exercised	(796,187)	34.29
Forfeited or expired	(183,483)	44.93
Outstanding at September 30, 2021	8,084,264	$42.10	5.03	$57,378
Exercisable at September 30, 2021	2,343,797	$36.22	3.59	$29,347
We estimate the fair value of stock options using the Black-Scholes option-pricing model or, where appropriate, the Monte Carlo pricing model, consistent with the provisions of Accounting Standards Codification (ASC) Topic 718, "Compensation—Stock Compensation" (Topic 718) and SEC Staff Accounting Bulletin No. 107. The option-pricing models require input of subjective assumptions, including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility as a basis for projecting the expected volatility of the underlying stock and estimate the expected life of our stock options based upon historical data.
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

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended September 30,
	2021	2020
Weighted–average fair value of options granted	$9.75	$8.50
Weighted-average assumptions used:
Expected volatility	26.62%	26.12%
Risk–free interest rate	0.55%	0.20%
Expected dividend yield	1.56%	1.52%
Expected life (in years)	4.16	4.72
Forfeiture rate (based on historical rates)	7%	7%
Average exercise share price	$52.62	$45.81
As of September 30, 2021, the total compensation cost related to the unvested stock option awards not yet recognized was $42.6 million, which will be recognized over a weighted-average period of 2.8 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
The aggregate intrinsic value of options exercised during the three months ended September 30, 2021 was $15.4 million (three months ended September 30, 2020—$5.2 million).
For the three months ended September 30, 2021, cash in the amount of $27.3 million was received as the result of the exercise of options granted under share-based payment arrangements (three months ended September 30, 2020—$8.6 million).
The tax benefit realized by us during the three months ended September 30, 2021 from the exercise of options eligible for a tax deduction was $1.3 million (three months ended September 30, 2020—$0.7 million).
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
As of September 30, 2021, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $59.7 million, which is expected to be recognized over a weighted average period of 2.3 years.
LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants are referred to in this Quarterly Report on Form 10-Q based upon the year in which the grants are expected to vest.
LTIP 2021
Grants made in Fiscal 2019 under the LTIP (collectively referred to as LTIP 2021), consisting of PSUs and RSUs, took effect in Fiscal 2019 starting on August 6, 2018. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the LTIP 2021. We expect to settle the LTIP 2021 awards in stock during the second quarter of Fiscal 2022.
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
LTIP 2024
Grants made in Fiscal 2022 under the LTIP (collectively referred to as LTIP 2024), consisting of PSUs and RSUs, took effect in Fiscal 2022 starting on August 9, 2021. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the LTIP 2024. We expect to settle the LTIP 2024 awards in stock.
Restricted Share Units (RSUs)
In addition to the grants made in connection with the LTIP plans discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. During the three months ended September 30, 2021, we did not grant any such RSUs to employees (three months ended September 30, 2020—484,956 RSUs). RSUs vest over a specified contract date, typically three years from the respective date of grants.
As of September 30, 2021, the total expected compensation cost related to the unvested RSU awards not yet recognized was $6.6 million, which is expected to be recognized over a weighted average period of 1.5 years. We expect to settle RSU awards in stock.
During the three months ended September 30, 2021, we issued 141,452 Common Shares from treasury stock in connection with the settlement of vested RSUs, with a cost of $5.9 million (three months ended September 30, 2020—nil).
Deferred Share Units (DSUs)
During the three months ended September 30, 2021, we granted 5,335 DSUs, to certain non-employee directors (three months ended September 30, 2020—3,667 DSUs). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
During the three months ended September 30, 2021, we did not issue any of our Common Shares from treasury stock in connection with the settlement of vested DSUs (three months ended September 30, 2020—nil).
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees a purchase price discount of 15%.
During the three months ended September 30, 2021, 225,731 Common Shares were eligible for issuance to employees enrolled in the ESPP (three months ended September 30, 2020—200,772 Common Shares).
During the three months ended September 30, 2021, cash in the amount of $9.4 million was received from employees relating to the ESPP (three months ended September 30, 2020—$7.2 million).
NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2021 - June 30, 2022	July 1, 2022 - June 30, 2024	July 1, 2024 - June 30, 2026	July 1, 2026 and beyond
Long-term debt obligations (1)	$4,471,744	$106,893	$299,260	$2,047,341	$2,018,250
Purchase obligations for contracts not accounted for as lease obligations (2)	75,366	41,641	33,725	—	—
	$4,547,110	$148,534	$332,985	$2,047,341	$2,018,250
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of September 30, 2021, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $72 million. As of September 30, 2021, we have provisionally paid approximately $28 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within "Long-term income taxes recoverable" on the Condensed Consolidated Balance Sheets as of September 30, 2021.
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
The CRA is also currently auditing Fiscal 2017 on a basis that we strongly disagree with and will vigorously contest. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. In conjunction with the Fiscal 2017 audit, the CRA issued a proposal letter dated April 7, 2021 (Proposal Letter) indicating to us that it proposes to reassess our Fiscal 2017 tax year to reduce the depreciable basis of these assets. We are currently engaged in dialogue with the CRA regarding the 2017 audit and have made extensive submissions in support of our position. CRA’s currently-proposed position for Fiscal 2017 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s currently-proposed position for Fiscal 2017 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. If the CRA determines to issue a notice of reassessment in respect of Fiscal 2017 on the basis of its position set forth in the Proposal Letter and we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and intend to vigorously defend our original filing position.
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments, as well as any proposed reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Condensed Consolidated Financial Statements. The CRA is currently in preliminary stages of auditing Fiscal 2018 and Fiscal 2019.
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
Carbonite vs Realtime Data
On February 27, 2017, before our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (Realtime Data) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas "Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL)." Therein, it alleged that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S. District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the same asserted patents against other companies. After a stay pending appeal in one of those suits, on January 21, 2021, the Court held a hearing to construe the claims of the asserted patents. As to the fourth patent asserted against Carbonite, on September 24, 2019, the U.S. Patent & Trademark Office Patent Trial and Appeal Board invalidated certain claims of that patent, including certain claims that had been asserted against Carbonite. The parties then jointly stipulated to dismiss that patent from this action. On August 23, 2021, in one of the suits against other companies, the District of Delaware (No. 1:17-cv-800), held all of the patents asserted against Carbonite to be invalid. Realtime Data has appealed that decision to the U.S. Court of Appeals for the Federal Circuit. We continue to vigorously defend the matter, and the U.S. District Court for the District of Massachusetts indicated, on September 30, 2021, that it will issue a claim construction order before staying the case pending the appeal in the related case. We have not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and we remain unable to reasonably estimate a possible loss or range of loss associated with this litigation.
Please also see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021.
NOTE 15—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
The effective tax rate decreased to a provision of 24.8% for the three months ended September 30, 2021, compared to a provision of 29.2% for the three months ended September 30, 2020. Tax expense increased from $42.7 million during the three months ended September 30, 2020 to $43.5 million during the three months ended September 30, 2021. This was primarily due to (i) an increase of $8.3 million relating to higher net income including the impact of foreign rates and (ii) an increase of $7.6 million related to tax benefits of internal reorganizations in Fiscal 2021 that did not reoccur in Fiscal 2022. These were partially offset by (i) a decrease of $4.1 million related to the US Base Erosion Anti-Abuse Tax (US BEAT), (ii) a decrease of $3.5 million for changes in unrecognized tax benefits, (iii) a decrease of $3.2 million related to differences in tax filings being lower than estimates and (iv) a decrease of $1.2 million related to permanent differences. The remainder of the difference was due to normal course movements and non-material items.
We recognize interest expense and penalties related to income tax matters in income tax expense. For the three months ended September 30, 2021 and 2020, respectively, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended September 30,
	2021	2020
Interest expense (recoveries)	$99	$2,549
Penalties expense (recoveries)	(25)	(322)
Total	$74	$2,227
The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of September 30, 2021	As of June 30, 2021
Interest expense accrued (1)	$5,376	$5,166
Penalties accrued (1)	$2,556	$2,605
(1) These balances are primarily included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of September 30, 2021, could decrease tax expense in the next 12 months by $3.7 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2012 for Germany, 2016 for the United States, 2015 for Luxembourg, and 2012 for Canada.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, Germany, India, Austria, Italy, France, the Philippines and South Africa. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the Canada audits are included in note 14 "Guarantees and Contingencies".
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

As of September 30, 2021, we have recognized a provision of $27.2 million (June 30, 2021—$27.5 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2021 and June 30, 2021:

	September 30, 2021				June 30, 2021
		Fair Market Measurements using:				Fair Market Measurements using:
	September 30, 2021	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2021	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)

Financial Assets (Liabilities):
Foreign currency forward contracts designated as cash flow hedges (note 17)	$(736)	$—	$(736)	$—	$1,131	$—	$1,131	$—
Total	$(736)	$—	$(736)	$—	$1,131	$—	$1,131	$—
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

Our cash and cash equivalents, along with our accounts receivable and accounts payable and accrued liabilities balances, are measured and recognized in our Condensed Consolidated Financial Statements at an amount that approximates the fair value (a Level 2 measurement) due to their short maturities.
The fair value of our Senior Notes is determined based on observable market prices and categorized as a Level 2 measurement. As of September 30, 2021, the fair value was $2.7 billion (June 30, 2021—$2.7 billion). The carrying value of our other long-term debt facilities approximates the fair value since the interest rate is at market. Please see note 11 "Long-Term Debt" for further details.
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended September 30, 2021 and 2020, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2021 and 2020, respectively, no indications of impairments were identified and therefore no fair value measurements were required.
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within "Other Comprehensive Income (Loss), net". The fair value of the contracts, as of September 30, 2021, is recorded within "Accounts payable and accrued liabilities" and represents the net loss before tax effect that is expected to be reclassified from accumulated other comprehensive income into earnings with the next twelve months.
As of September 30, 2021, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $67.3 million (June 30, 2021—$66.9 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 16 "Fair Value Measurement")

		As of September 30, 2021	As of June 30, 2021
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$(736)	$1,131

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three Months Ended September 30, 2021
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign currency forward contracts	$(1,477)	Operating expenses	$390

Three Months Ended September 30, 2020
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign currency forward contracts	$1,150	Operating expenses	$212
NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended September 30,
	2021	2020
COVID-19 Restructuring Plan	$(446)	$3,551
Fiscal 2020 Restructuring Plan	(72)	8,725
Restructuring Plans prior to Fiscal 2020 Restructuring Plan	(84)	89
Acquisition-related costs	728	789
Other charges (recoveries)	218	90
Total	$344	$13,244
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
During the three months ended September 30, 2021, we recorded net recoveries of $0.4 million related to abandoned facilities and workforce reductions.
During the three months ended September 30, 2020, we recorded net charges of $3.0 million related to abandoned facilities and workforce reductions and $0.6 million associated with the write-off of fixed assets.
Since the inception of the plan, $44.2 million has been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges relating to this plan.

A reconciliation of the beginning and ending restructuring liability, which is included within "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets, for the three months ended September 30, 2021 is shown below.

COVID-19 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2021	$255	$4,010	$4,265
Accruals and adjustments	(6)	(581)	(587)
Cash payments	(82)	(385)	(467)
Foreign exchange and other non-cash adjustments	(5)	70	65
Balance payable as of September 30, 2021	$162	$3,114	$3,276
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
During the three months ended September 30, 2021, we recorded net recoveries of $0.1 million related to abandoned facilities and workforce reductions.
During the three months ended September 30, 2020, we recorded net charges of $8.7 million related to abandoned facilities and workforce reductions.
Since the inception of the plan, $30.3 million has been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges relating to this plan.
A reconciliation of the beginning and ending restructuring liability, which is included within "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets, for the three months ended September 30, 2021 is shown below.

Fiscal 2020 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2021	$2,217	$1,866	$4,083
Accruals and adjustments	(131)	40	(91)
Cash payments	(1,749)	(170)	(1,919)
Foreign exchange and other non-cash adjustments	(127)	13	(114)
Balance payable as of September 30, 2021	$210	$1,749	$1,959
Acquisition-related costs
Acquisition-related costs, recorded within "Special charges (recoveries)" include direct costs of potential and completed acquisitions. Acquisition-related costs for the three months ended September 30, 2021 were $0.7 million (three months ended September 30, 2020—$0.8 million).
Other charges (recoveries)
For the three months ended September 30, 2021, "Other charges" includes $0.2 million relating to other miscellaneous charges (three months ended September 30, 2020—$0.1 million relating to other miscellaneous charges).

NOTE 19—ACQUISITIONS
Fiscal 2022 and Fiscal 2021 Acquisitions
None.
NOTE 20—ACCUMULATED OTHER COMPREHENSIVE INCOME

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of June 30, 2021	$75,408	$830	$(10,000)	$66,238
Other comprehensive income (loss) before reclassifications, net of tax	(10,092)	(1,086)	(1,049)	(12,227)
Amounts reclassified into net income, net of tax	—	(287)	162	(125)
Total other comprehensive income (loss) net, for the period	(10,092)	(1,373)	(887)	(12,352)
Balance as of September 30, 2021	$65,316	$(543)	$(10,887)	$53,886

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of June 30, 2020	$32,968	$(136)	$(15,007)	$17,825
Other comprehensive income (loss) before reclassifications, net of tax	22,645	845	(1,705)	21,785
Amounts reclassified into net income, net of tax	—	(156)	241	85
Total other comprehensive income (loss) net, for the period	22,645	689	(1,464)	21,870
Balance as of September 30, 2020	$55,613	$553	$(16,471)	$39,695
NOTE 21—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
	2021	2020
Cash paid during the period for interest	$41,659	$43,871
Cash received during the period for interest	$838	$1,209
Cash paid during the period for income taxes	$12,780	$27,704
NOTE 22—OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,
	2021	2020
Foreign exchange gains (losses)	$351	$(3,486)
OpenText share in net income of equity investees (1)	29,315	6,221
Other miscellaneous income (expense)	116	148
Total other income (expense), net	$29,782	$2,883
(1) Represents our share in net income of equity investees, which approximates fair value, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see note 9 "Prepaid Expenses and Other Assets" for more details).

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

	Three Months Ended September 30,
	2021	2020
Basic earnings per share
Net income attributable to OpenText	$131,915	$103,376
Basic earnings per share attributable to OpenText	$0.48	$0.38
Diluted earnings per share
Net income attributable to OpenText	$131,915	$103,376
Diluted earnings per share attributable to OpenText	$0.48	$0.38
Weighted-average number of shares outstanding (in '000's)
Basic	272,044	271,986
Effect of dilutive securities	1,188	861
Diluted	273,232	272,847
Excluded as anti-dilutive(1)	1,973	3,944
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
During the three months ended September 30, 2021, Mr. Stephen Sadler, a member of the Board of Directors, earned $4 thousand (three months ended September 30, 2020—$6 thousand) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 25—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on November 3, 2021, a dividend of $0.2209 per Common Share. The record date for this dividend is December 3, 2021 and the payment date is December 22, 2021. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Share Repurchase Plan
Subsequent to the end of the quarter, we announced on November 4, 2021 authorization of a share repurchase plan pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares on the NASDAQ Global Select Market, the Toronto Stock Exchange (as part of a Normal Course Issuer Bid) and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the Renewed Repurchase Plan).

The price that we have paid and will pay for Common Shares in open market transactions has been and will be the market price at the time of purchase or such other price as may be permitted by applicable law or stock exchange rules.
The Renewed Repurchase Plan has been and will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, as amended (Exchange Act). Purchases made under the Renewed Repurchase Plan are subject to a limit of 13,638,008 shares (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021). All Common Shares purchased by us pursuant to the Renewed Repurchase Plan will be cancelled.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, "might", "will" and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal year beginning July 1, 2021 and ending June 30, 2022 (Fiscal 2022) and July 1, 2022 and ending June 30, 2023 (Fiscal 2023) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and business planning process; (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases and the timing thereof; (viii) the Company’s financial conditions, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) acquisitions and their expected impact; (xxiii) tax audits; and (xxiv) other matters.
In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. The forward-looking statements contained in this report are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general political, economic and market conditions, currency exchange rates, and interest rates, including potential for inflation and rising interest rates; (iv) equity and debt markets continuing to provide us with access to capital; (v) our continued ability to identify, source and finance attractive and executable business combination opportunities; (vi) our continued ability to avoid infringing third party intellectual property rights; and (vii) our ability to successfully implement our restructuring plans. Management’s estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) actual and potential risks and uncertainties relating to the ultimate geographic spread of COVID-19, the severity of the disease and the duration of the COVID-19 pandemic and issues relating to the resurgence of COVID-19 and/or new strains of COVID-19, including potential material adverse effects on our business, operations and financial performance; (ii) actions that have been and may be taken by governmental authorities to contain the COVID-19 pandemic or to treat its impact on our business (or failure to implement additional stimulus programs) and the availability, effectiveness and use of treatments and vaccines (including the effectiveness of boosters); (iii) the actual and potential negative impacts of COVID-19 on the global economy and financial markets; (iv) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (v) the potential for the incurrence of or assumption of debt in connection with acquisitions and the impact on the ratings or outlooks of rating agencies on our outstanding debt securities; (vi) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (vii) the risks associated with bringing new products and services to market; (viii) fluctuations in currency exchange rates (including as a result of the impact of Brexit and any policy changes resulting from trade and tariff disputes); (ix) delays in the purchasing decisions of the Company’s customers; (x) competition the Company faces in its industry and/or marketplace; (xi) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xii) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United

States or international tax regimes; (xiii) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xiv) the continuous commitment of the Company’s customers; (xv) demand for the Company’s products and services; (xvi) increase in exposure to international business risks (including as a result of the impact of Brexit and any policy changes resulting from the transition from the North American Free Trade Agreement to the United States-Mexico-Canada Agreement) as we continue to increase our international operations; (xvii) inability to raise capital at all or on not unfavorable terms in the future; (xviii) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xix) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement including General Data Protection Regulation (GDPR), California Consumer Privacy Act (CCPA), California Privacy Rights Act (CPRA), Virginia Consumer Data Protection Act, Colorado Privacy Act, and Country by Country Reporting (including with respect to transferring personal data outside of the EEA, as a result of the recent ruling of the Court of Justice of the European Union that the EU-US Privacy Shield is an invalid data transfer mechanism and that Standard Contractual Clauses are a valid transfer mechanism unless the country to which personal data is exported restricts the ability to comply with such Clauses); (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company's offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic (including COVID-19) due to remote working arrangements; and (xiv) failure to attract and retain key personnel to develop and effectively manage the Company's business.
Readers should carefully review Part II, Item 1A "Risk Factors" herein and the Company's Annual Report on Form 10-K, including Part I, Item 1A "Risk Factors" therein, Quarterly Reports on Form 10-Q, including Item 1A therein and other documents we file from time to time with the Securities and Exchange Commission (SEC) and other securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part II, Item 1A "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K. Any one of these factors, and other factors that we are unaware of, or currently deem immaterial, may cause our actual results to differ materially from recent results or from our anticipated future results. Readers are cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.
All dollar and percentage comparisons made herein refer to the three months ended September 30, 2021 compared with the three months ended September 30, 2020, unless otherwise noted.
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
As of September 30, 2021, we employed a total of approximately 14,500 individuals, of which 6,900 or 47% are in the Americas, 2,700 or 19% are in EMEA and 4,900 or 34% are in Asia Pacific. Currently, we have employees in 34 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. Please see "Results of Operations" below for our definitions of geographic regions.
Quarterly Summary:
During the first quarter of Fiscal 2022 we saw the following activity:
•Total revenue was $832.3 million, up 3.5% compared to the same period in the prior fiscal year; up 2.0% after factoring in the favorable impact of $12.6 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $691.8 million, up 3.2% compared to the same period in the prior fiscal year; up 1.7% after factoring in the favorable impact of $10.2 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $356.6 million, up 4.6% compared to the same period in the prior fiscal year; up 3.6% after factoring in the favorable impact of $3.4 million of foreign exchange rate changes.
•GAAP-based gross margin was 69.0% consistent with the same period in the prior fiscal year.
•Non-GAAP-based gross margin was 75.7% compared to 76.5% in the same period in the prior fiscal year.
•GAAP-based net income attributable to OpenText was $131.9 million compared to $103.4 million in the same period in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $227.8 million compared to $241.9 million in the same period in the prior fiscal year.
•GAAP-based earnings per share (EPS), diluted, was $0.48 compared to $0.38 in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $0.83 compared to $0.89 in the same period in the prior fiscal year.
•Adjusted EBITDA was $323.4 million compared to $342.3 million in the same period in the prior fiscal year.
•Operating cash flow was $189.7 million compared to $233.9 million in the same period in the prior fiscal year, down 18.9%.
•Cash and cash equivalents were $1,735.3 million as of September 30, 2021, compared to $1,607.3 million as of June 30, 2021.
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
Impacts of COVID-19
In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 continues to impact the global economy and has adversely impacted and may continue to adversely impact our operational and financial performance. The extent of the adverse impact of the pandemic on the global economy and markets will continue to depend, in part, on the length and severity of the measures taken to limit the spread of the virus (including any current and/or new variants), the availability, effectiveness and use of treatments and vaccines (including the effectiveness of boosters) and, in part, on the size and effectiveness of the compensating measures taken by governments and on actual and potential resurgences. We are closely monitoring the potential effects and impact on our operations, businesses and financial performance, including liquidity and capital usage, though the extent is difficult to fully predict at this time due to the rapid evolution of this uncertain situation.
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
As previously disclosed, during the fourth quarter of Fiscal 2020, our Compensation Committee and Board approved certain compensation adjustments in order to preemptively mitigate the operational impacts of COVID-19. These adjustments remained in effect until December 1, 2020, at which time all previously announced compensation adjustments were prospectively restored.
The ongoing and ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control. For more information, please see Part II, Item 1A "Risk Factors" included elsewhere within this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021.
Outlook for Fiscal 2022
As an organization, we are committed to "Total Growth", meaning we strive towards delivering value through organic growth initiatives, innovations and acquisitions, as well as financial performance. With an emphasis on increasing recurring revenues and expanding our margins, we believe our Total Growth strategy will ultimately drive cash flow generation, thus helping to fuel our disciplined capital allocation approach and further our ability to deepen our account coverage and identify and execute strategic acquisitions. With strategic acquisitions, we are better positioned to expand our sales coverage and product portfolio and improve our ability to innovate and grow organically, which helps us to meet our long-term growth targets. We believe this “Total Growth” strategy is a durable model that will create shareholder value over both the near and long-term.
We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our installed customer base, which includes Global 10,000 companies (G10K), SMB and consumers. The G10K are the world's largest companies, typically those with greater than two billion dollars in revenues, as well as the world's largest governments and organizations. More valuable products, coupled with the OpenText Digital Zone and global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. In this first quarter of Fiscal 2022, we have invested $100.2 million or 12.0% of revenue in R&D, in line with our target to spend 12% to 14% of revenues for R&D this fiscal year.
Looking ahead, the destination for innovation is indisputably the cloud. OpenText Anywhere is our commitment to enable organizations of all sizes to deploy our products in any combination of public and private clouds, managed services and off-cloud solutions. As a result, we are committed to continue to modernize our technology infrastructure and leverage our existing investments in the OpenText Cloud. The combination of OpenText cloud-native applications and managed services, together with the scalability and performance of our partner public cloud providers, offer more secure, reliable and compliant solutions to customers wanting to deploy cloud-based Information Management applications. The OpenText Cloud is designed to build additional flexibility and scalability for our customers: becoming cloud-native, connecting anything, and extending capabilities quickly with multi-tenant SaaS applications and services.
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
(i)Revenue recognition,
(ii)Goodwill,
(iii)Acquired intangibles, and
(iv)Income taxes.
For a full discussion of all our accounting policies, please see note 2 "Accounting Policies and Recent Accounting Pronouncements" to the Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2021.
We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to items such as special charges, restructurings, asset impairments and other non-recurring costs. As of September 30, 2021, we have recorded certain estimates in our Condensed Consolidated Financial Statements resulting from the pandemic, particularly with respect to the COVID-19 Restructuring Plan and allowance for credit losses, based on management's estimates and assumptions utilizing the most currently available information. Such estimates may be subject to change particularly given the unprecedented nature of the COVID-19 pandemic. Please also see "Risk Factors" included within Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021.
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

Summary of Results of Operations

	Three Months Ended September 30,
(In thousands)	2021	Change increase (decrease)	2020
Total Revenues by Product Type:
Cloud services and subscriptions	$356,589	$15,603	$340,986
Customer support	335,237	5,838	329,399
License	73,529	5,006	68,523
Professional service and other	66,953	1,848	65,105
Total revenues	832,308	28,295	804,013
Total Cost of Revenues	258,123	9,198	248,925
Total GAAP-based Gross Profit	574,185	19,097	555,088
Total GAAP-based Gross Margin %	69.0%		69.0%
Total GAAP-based Operating Expenses	391,496	18,764	372,732
Total GAAP-based Income from Operations	$182,689	$333	$182,356

% Revenues by Product Type:
Cloud services and subscriptions	42.8%		42.4%
Customer support	40.3%		41.0%
License	8.8%		8.5%
Professional service and other	8.1%		8.1%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$119,779	$7,155	$112,624
Customer support	29,483	289	29,194
License	3,969	1,480	2,489
Professional service and other	51,725	5,144	46,581
Amortization of acquired technology-based intangible assets	53,167	(4,870)	58,037
Total cost of revenues	$258,123	$9,198	$248,925

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	66.4%		67.0%
Customer support	91.2%		91.1%
License	94.6%		96.4%
Professional service and other	22.7%		28.5%

Total Revenues by Geography:(1)
Americas (2)	$519,692	$11,036	$508,656
EMEA (3)	244,597	18,662	225,935
Asia Pacific (4)	68,019	(1,403)	69,422
Total revenues	$832,308	$28,295	$804,013
% Revenues by Geography:
Americas (2)	62.4%		63.3%
EMEA (3)	29.4%		28.1%
Asia Pacific (4)	8.2%		8.6%

Other Metrics:
GAAP-based gross margin	69.0%		69.0%
Non-GAAP-based gross margin (5)	75.7%		76.5%
Net income, attributable to OpenText	$131,915		$103,376
GAAP-based EPS, diluted	$0.48		$0.38
Non-GAAP-based EPS, diluted (5)	$0.83		$0.89
Adjusted EBITDA (5)	$323,353		$342,339
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
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced B2B integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as PaaS, SaaS, cloud subscriptions and managed services. For the quarter ended September 30, 2021, our cloud renewal rate, excluding the impact of Carbonite Inc. (Carbonite), was approximately 93%, compared to approximately 95% for the quarter ended September 30, 2020.
Cost of Cloud services and subscriptions revenues is comprised primarily of third party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs, and some third party royalty costs.

	Three Months Ended September 30,
(In thousands)	2021	Change increase (decrease)	2020
Cloud Services and Subscriptions:
Americas	$268,093	$12,538	$255,555
EMEA	62,686	1,631	61,055
Asia Pacific	25,810	1,434	24,376
Total Cloud Services and Subscriptions Revenues	356,589	15,603	340,986
Cost of Cloud Services and Subscriptions Revenues	119,779	7,155	112,624
GAAP-based Cloud Services and Subscriptions Gross Profit	$236,810	$8,448	$228,362
GAAP-based Cloud Services and Subscriptions Gross Margin %	66.4%		67.0%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	75.2%		74.9%
EMEA	17.6%		17.9%
Asia Pacific	7.2%		7.2%
Cloud services and subscriptions revenues increased by $15.6 million or 4.6% during the three months ended September 30, 2021 as compared to the same period in the prior fiscal year; up 3.6% after factoring in the favorable impact of $3.4 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $12.5 million, an increase in EMEA of $1.6 million and an increase in Asia Pacific of $1.4 million.
There were 7 cloud services contracts greater than $1.0 million that closed during the first quarter of Fiscal 2022, compared to 6 contracts during the first quarter of Fiscal 2021.
Cost of Cloud services and subscriptions revenues increased by $7.2 million during the three months ended September 30, 2021 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $3.1 million and an increase in third party network usage fees of $3.4 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased to 66% from 67%.
2)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the quarter ended September 30, 2021, our Customer support renewal rate was approximately 94%, consistent with the quarter ended September 30, 2020.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended September 30,
(In thousands)	2021	Change increase (decrease)	2020
Customer Support Revenues:
Americas	$184,464	$(2,627)	$187,091
EMEA	121,823	6,093	115,730
Asia Pacific	28,950	2,372	26,578
Total Customer Support Revenues	335,237	5,838	329,399
Cost of Customer Support Revenues	29,483	289	29,194
GAAP-based Customer Support Gross Profit	$305,754	$5,549	$300,205
GAAP-based Customer Support Gross Margin %	91.2%		91.1%

% Customer Support Revenues by Geography:
Americas	55.0%		56.8%
EMEA	36.3%		35.1%
Asia Pacific	8.7%		8.1%
Customer support revenues increased by $5.8 million or 1.8% during the three months ended September 30, 2021 as compared to the same period in the prior fiscal year; down 0.3% after factoring in the favorable impact of $6.8 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $6.1 million and an increase in Asia Pacific of $2.4 million, partially offset by a decrease in Americas of $2.6 million.
Cost of Customer support revenues increased by $0.3 million during the three months ended September 30, 2021 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $0.2 million. Overall, the gross margin percentage on Customer support revenues remained stable at 91%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Three Months Ended September 30,
(In thousands)	2021	Change increase (decrease)	2020
License Revenues:
Americas	$36,793	$3,067	$33,726
EMEA	30,847	7,717	23,130
Asia Pacific	5,889	(5,778)	11,667
Total License Revenues	73,529	5,006	68,523
Cost of License Revenues	3,969	1,480	2,489
GAAP-based License Gross Profit	$69,560	$3,526	$66,034
GAAP-based License Gross Margin %	94.6%		96.4%

% License Revenues by Geography:
Americas	50.0%		49.2%
EMEA	42.0%		33.8%
Asia Pacific	8.0%		17.0%
License revenues increased by $5.0 million or 7.3% during the three months ended September 30, 2021 as compared to the same period in the prior fiscal year; up 5.8% after factoring in the favorable impact of $1.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $7.7 million and an increase in Americas of $3.1 million, partially offset by a decrease in Asia Pacific of $5.8 million.
During the first quarter of Fiscal 2022, we closed 17 license contracts greater than $0.5 million, of which 9 contracts were greater than $1.0 million, contributing $20.9 million of License revenues. This was compared to 15 license contracts greater than $0.5 million during the first quarter of Fiscal 2021, of which 6 contracts were greater than $1.0 million, contributing $14.8 million of License revenues.

Cost of License revenues increased by $1.5 million during the three months ended September 30, 2021 as compared to the same period in the prior fiscal year as a result of higher third party technology costs. Overall, the gross margin percentage on License revenues decreased to 95% from 96%.
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

	Three Months Ended September 30,
(In thousands)	2021	Change increase (decrease)	2020
Professional Service and Other Revenues:
Americas	$30,342	$(1,942)	$32,284
EMEA	29,241	3,221	26,020
Asia Pacific	7,370	569	6,801
Total Professional Service and Other Revenues	66,953	1,848	65,105
Cost of Professional Service and Other Revenues	51,725	5,144	46,581
GAAP-based Professional Service and Other Gross Profit	$15,228	$(3,296)	$18,524
GAAP-based Professional Service and Other Gross Margin %	22.7%		28.5%

% Professional Service and Other Revenues by Geography:
Americas	45.3%		49.6%
EMEA	43.7%		40.0%
Asia Pacific	11.0%		10.4%
Professional service and other revenues increased by $1.8 million or 2.8% during the three months ended September 30, 2021 as compared to the same period in the prior fiscal year; up 0.8% after factoring in the favorable impact of $1.3 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $3.2 million and an increase in Asia Pacific of $0.6 million, partially offset by a decrease in the Americas of $1.9 million.
Cost of Professional service and other revenues increased by $5.1 million during the three months ended September 30, 2021 as compared to the same period in the prior fiscal year. This was due to an increase in labour-related costs of $5.1 million. Overall, the gross margin percentage on Professional service and other revenues decreased to 23% from 28%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended September 30,
(In thousands)	2021	Change increase (decrease)	2020
Amortization of acquired technology-based intangible assets	$53,167	$(4,870)	$58,037
Amortization of acquired technology-based intangible assets decreased by $4.9 million during the three months ended September 30, 2021 as compared to the same period in the prior fiscal year. This was primarily due to certain intangible assets from previous acquisitions becoming fully amortized.

Operating Expenses

	Three Months Ended September 30,
(In thousands)	2021	Change increase (decrease)	2020
Research and development	$100,165	$6,262	$93,903
Sales and marketing	146,240	13,840	132,400
General and administrative	71,477	15,288	56,189
Depreciation	21,386	(617)	22,003
Amortization of acquired customer-based intangible assets	51,884	(3,109)	54,993
Special charges (recoveries)	344	(12,900)	13,244
Total operating expenses	$391,496	$18,764	$372,732

% of Total Revenues:
Research and development	12.0%		11.7%
Sales and marketing	17.6%		16.5%
General and administrative	8.6%		7.0%
Depreciation	2.6%		2.7%
Amortization of acquired customer-based intangible assets	6.2%		6.8%
Special charges (recoveries)	—%		1.6%
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

Change between Three Months Ended September 30, 2021 and 2020
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$9,068
Contract labour and consulting	(100)
Share-based compensation	592
Travel and communication	4
Facilities	(3,322)
Other miscellaneous	20
Total change in research and development expenses	$6,262
Research and development expenses increased by $6.3 million during the three months ended September 30, 2021 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $9.1 million, including the impact of the compensation restoration discussed under "Impacts of COVID-19" above. Additionally, share-based compensation expense increased by $0.6 million. These increases were partially offset by reductions in facility-related expenses of $3.3 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable compared to the same period in the prior fiscal year at 12%.
Our research and development labour resources increased by 116 employees, from 4,066 employees at September 30, 2020 to 4,182 employees at September 30, 2021.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

Change between Three Months Ended September 30, 2021 and 2020
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$11,561
Commissions	3,247
Contract labour and consulting	283
Share-based compensation	553
Travel and communication	139
Marketing expenses	1,271
Facilities	(1,685)
Credit loss expense	(1,783)
Other miscellaneous	254
Total change in sales and marketing expenses	$13,840
Sales and marketing expenses increased by $13.8 million during the three months ended September 30, 2021 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $11.6 million, including the impact of the compensation restoration discussed under "Impacts of COVID-19" above. Additionally, commissions increased by $3.2 million, marketing expenses increased by $1.3 million and share-based compensation expense increased by $0.6 million. These increases were partially offset by reductions in credit loss expense of $1.8 million and reductions in facility-related expenses of $1.7 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 18% from 16% in the same period in the prior fiscal year.
Our sales and marketing labour resources increased by 166 employees, from 2,390 employees at September 30, 2020 to 2,556 employees at September 30, 2021.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

Change between Three Months Ended September 30, 2021 and 2020
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$10,808
Contract labour and consulting	1,557
Share-based compensation	499
Travel and communication	461
Facilities	(866)
Other miscellaneous	2,829
Total change in general and administrative expenses	$15,288
General and administrative expenses increased by $15.3 million during the three months ended September 30, 2021 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $10.8 million, including the impact of the compensation restoration discussed under "Impacts of COVID-19" above. Additionally, other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, increased by $2.8 million, contract labour and consulting increased by $1.6 million, share-based compensation increased by $0.5 million and travel and communication expenses increased by $0.5 million. These increases were partially offset by reductions in facility related expenses of $0.9 million. Overall, general and administrative expenses, as a percentage of total revenues, increased to 9% from 7% in the same period in the prior fiscal year.
Our general and administrative labour resources increased by 24 employees, from 1,888 employees at September 30, 2020 to 1,912 employees at September 30, 2021.

Depreciation expenses:

	Three Months Ended September 30,
(In thousands)	2021	Change increase (decrease)	2020
Depreciation	$21,386	$(617)	$22,003
Depreciation expenses decreased by $0.6 million during the three months ended September 30, 2021 as compared to the same period in the prior fiscal year. Depreciation expenses, as a percentage of total revenue, remained stable at 3% compared to the same period in the prior fiscal year.
Amortization of acquired customer-based intangible assets:

	Three Months Ended September 30,
(In thousands)	2021	Change increase (decrease)	2020
Amortization of acquired customer-based intangible assets	$51,884	$(3,109)	$54,993
Amortization of acquired customer-based intangible assets decreased by $3.1 million during the three months ended September 30, 2021 as compared to the same period in the prior fiscal year. This was primarily due to certain intangible assets from previous acquisitions becoming fully amortized.
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

	Three Months Ended September 30,
(In thousands)	2021	Change increase (decrease)	2020
Special charges (recoveries)	$344	$(12,900)	$13,244
Special charges (recoveries) decreased by $12.9 million during the three months ended September 30, 2021 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in restructuring activities of $13.0 million, primarily related to the COVID-19 and Fiscal 2020 restructuring plans.
For more details on Special charges (recoveries), see note 18 "Special Charges (Recoveries)" to our Condensed Consolidated Financial Statements.
Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended September 30,
(In thousands)	2021	Change increase (decrease)	2020
Foreign exchange gains (losses)	$351	$3,837	$(3,486)
OpenText share in net income (loss) of equity investees (1)	29,315	23,094	6,221
Other miscellaneous income (expense)	116	(32)	148
Total other income (expense), net	$29,782	$26,899	$2,883
(1) Represents our share in net income of equity investees, which approximates fair value, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see note 9 "Prepaid Expenses and Other Assets" to our Condensed Consolidated Financial Statements for more details).

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended September 30,
(In thousands)	2021	Change increase (decrease)	2020
Interest expense related to total outstanding debt (1)	$35,564	$(2,577)	$38,141
Interest income	(838)	371	(1,209)
Other miscellaneous expense	2,329	172	2,157
Total interest and other related expense, net	$37,055	$(2,034)	$39,089

(1) For more details see note 11 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Provision for (Recovery of) Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended September 30,
(In thousands)	2021	Change increase (decrease)	2020
Provision for (recovery of) income taxes	$43,450	$706	$42,744
The effective tax rate decreased to a provision of 24.8% for the three months ended September 30, 2021, compared to a provision of 29.2% for the three months ended September 30, 2020. Tax expense increased from $42.7 million during the three months ended September 30, 2020 to $43.5 million during the three months ended September 30, 2021. This was primarily due to (i) an increase of $8.3 million relating to higher net income including the impact of foreign rates and (ii) an increase of $7.6 million related to tax benefits of internal reorganizations in Fiscal 2021 that did not reoccur in Fiscal 2022. These were partially offset by (i) a decrease of $4.1 million related to the US Base Erosion Anti-Abuse Tax (US BEAT), (ii) a decrease of $3.5 million for changes in unrecognized tax benefits, (iii) a decrease of $3.2 million related to differences in tax filings being lower than estimates and (iv) a decrease of $1.2 million related to permanent differences. The remainder of the difference was due to normal course movements and non-material items.
For information on certain potential tax contingencies, including the CRA matter, see note 14 "Guarantees and Contingencies" and note 15 "Income Taxes" to our Condensed Consolidated Financial Statements. Please also see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021.

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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2021
(In thousands, except for per share data)

	Three Months Ended September 30, 2021
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$119,779		$(907)	(1)	$118,872
Customer support	29,483		(721)	(1)	28,762
Professional service and other	51,725		(721)	(1)	51,004
Amortization of acquired technology-based intangible assets	53,167		(53,167)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	574,185	69.0%	55,516	(3)	629,701	75.7%
Operating expenses
Research and development	100,165		(2,934)	(1)	97,231
Sales and marketing	146,240		(4,610)	(1)	141,630
General and administrative	71,477		(4,041)	(1)	67,436
Amortization of acquired customer-based intangible assets	51,884		(51,884)	(2)	—
Special charges (recoveries)	344		(344)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	182,689		119,329	(5)	302,018
Other income (expense), net	29,782		(29,782)	(6)	—
Provision for (recovery of) income taxes	43,450		(6,355)	(7)	37,095
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	131,915		95,902	(8)	227,817
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.48		$0.35	(8)	$0.83

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)	Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.
(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2021
		Per share diluted
GAAP-based net income, attributable to OpenText	$131,915	$0.48
Add:
Amortization	105,051	0.38
Share-based compensation	13,934	0.05
Special charges (recoveries)	344	—
Other (income) expense, net	(29,782)	(0.11)
GAAP-based provision for (recovery of) income taxes	43,450	0.17
Non-GAAP-based provision for income taxes	(37,095)	(0.14)
Non-GAAP-based net income, attributable to OpenText	$227,817	$0.83
Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2021
GAAP-based net income, attributable to OpenText	$131,915
Add:
Provision for (recovery of) income taxes	43,450
Interest and other related expense, net	37,055
Amortization of acquired technology-based intangible assets	53,167
Amortization of acquired customer-based intangible assets	51,884
Depreciation	21,386
Share-based compensation	13,934
Special charges (recoveries)	344
Other (income) expense, net	(29,782)
Adjusted EBITDA	$323,353

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2020
(In thousands, except for per share data)

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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2020
		Per share diluted
GAAP-based net income, attributable to OpenText	$103,376	$0.38
Add:
Amortization	113,030	0.41
Share-based compensation	11,736	0.04
Special charges (recoveries)	13,244	0.05
Other (income) expense, net	(2,883)	(0.01)
GAAP-based provision for (recovery of) income taxes	42,744	0.16
Non-GAAP-based provision for income taxes	(39,379)	(0.14)
Non-GAAP-based net income, attributable to OpenText	$241,868	$0.89
Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2020
GAAP-based net income, attributable to OpenText	$103,376
Add:
Provision for (recovery of) income taxes	42,744
Interest and other related expense, net	39,089
Amortization of acquired technology-based intangible assets	58,037
Amortization of acquired customer-based intangible assets	54,993
Depreciation	22,003
Share-based compensation	11,736
Special charges (recoveries)	13,244
Other (income) expense, net	(2,883)
Adjusted EBITDA	$342,339

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of September 30, 2021	Change increase (decrease)	As of June 30, 2021
Cash and cash equivalents	$1,735,265	$127,959	$1,607,306
Restricted cash (1)	2,457	(37)	2,494
Total cash, cash equivalents and restricted cash	$1,737,722	$127,922	$1,609,800

(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (see note 9 "Prepaid Expenses and Other Assets" to our Condensed Consolidated Financial Statements for more details).

	Three Months Ended September 30,
(In thousands)	2021	Change	2020
Cash provided by operating activities	$189,669	$(44,235)	$233,904
Cash used in investing activities	$(26,416)	$(8,874)	$(17,542)
Cash provided by (used in) financing activities	$(26,054)	$49,746	$(75,800)
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
As of September 30, 2021, we have recognized a provision of $27.2 million (June 30, 2021—$27.5 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
We have deferred a total of approximately $99 million of tax payments under the CARES Act and other COVID-19 related tax relief programs in EMEA. During the three months ended September 30, 2021, we made repayments of approximately $2 million related to amounts previously deferred. As of September 30, 2021, we have remaining deferrals of $37 million which will become payable throughout Fiscal 2022 and Fiscal 2023.
Cash flows provided by operating activities
Cash flows from operating activities decreased by $44.2 million, due to a decrease in changes from working capital of $58.6 million, partially offset by an increase in net income before the impact of non-cash items of $14.4 million. The decrease in operating cash flow from changes in working capital was primarily due to the net impact of the following decreases:
(i)$62.9 million relating to accounts payable and accrued liabilities;
(ii)$6.3 million relating to prepaid expenses and other current assets; and
(iii)$4.3 million relating to income taxes payable, net of receivables.
These decreases in operating cash flows were partially offset by the following increases:
(i)$7.0 million relating to other assets;
(ii)$2.8 million relating to deferred revenues;
(iii)$2.6 million relating to contract assets;
(iv)$1.7 million relating to accounts receivable; and
(v)$0.8 million relating to net operating lease assets and liabilities.
During the first quarter of Fiscal 2022 our days sales outstanding (DSO) was 40 days, compared to a DSO of 44 days during the first quarter of Fiscal 2021, largely as a result of strong improvement in collections efficiency. The per day impact of our DSO in the first quarter of Fiscal 2022 and Fiscal 2021 on our cash flows was $9.2 million and $8.9 million, respectively.

In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $8.9 million. This was due to an increase in purchases of property and equipment of $11.4 million, partially offset by a $2.5 million reduction in cash used for other investing activities.
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
Cash flows used in financing activities decreased by $49.7 million. This is due to the net impact of the following activities:
(i)$41.9 million relating to the repurchase of Common Shares on the open market for potential reissuance under our stock compensation plans that occurred during Fiscal 2021 and did not reoccur in Fiscal 2022; and
(ii)$20.9 million higher proceeds from the issuance of Common Shares for the exercise of options and the OpenText Employee Stock Purchase Plan (ESPP).
The decreases in cash flows used in financing activities were partially offset by the following increases:
(i)$12.6 million relating to higher cash dividends paid to shareholders; and
(ii)$0.4 million relating to a cash distribution to non-controlling interests holder.
Cash Dividends
During the three months ended September 30, 2021, we declared and paid cash dividends of $0.2209 per Common Share in the aggregate amount of $59.9 million (three months ended September 30, 2020—$0.1746 per Common Share, in the aggregate amount of $47.3 million).
Future declarations of dividends and the establishment of future record and payment dates are subject to final determination and discretion of the Board. See Item 5 "Dividend Policy" included within our Annual Report on Form 10-K for Fiscal 2021 for more information.
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
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the Eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of September 30, 2021, the outstanding balance on the Term Loan B bears an interest rate of 1.84%. For more information regarding the impact of LIBOR, see "Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2021, our consolidated net leverage ratio was 1.4:1.
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. For more information regarding the impact of LIBOR, see "Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021.
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
As of September 30, 2021, we had no outstanding balance under the Revolver (June 30, 2021—nil).
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
The Repurchase Plan will be effected in accordance with Rule 10b-18 under the Exchange Act (Rule 10b-18). Purchases made under the Repurchase Plan will be subject to a limit of 13,618,774 shares (representing 5% of the Company’s issued and outstanding Common Shares as of November 4, 2020). All Common Shares purchased by us pursuant to the Repurchase Plan will be cancelled.

During the three months ended September 30, 2021, we did not repurchase any of our Common Shares under the Repurchase Plan.
Subsequent to the end of the quarter, we announced on November 4, 2021 authorization of a share repurchase plan pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares on the NASDAQ Global Select Market, the Toronto Stock Exchange (as part of a NCIB) and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the "Renewed Repurchase Plan"). The price that we have paid and will pay for Common Shares in open market transactions has been and will be the market price at the time of purchase or such other price as may be permitted by applicable law or stock exchange rules.
The Renewed Repurchase Plan has been and will be effected in accordance with Rule 10b-18. Purchases made under the Renewed Repurchase Plan are be subject to a limit of 13,638,008 shares (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021). All Common Shares purchased by us pursuant to the Renewed Repurchase Plan will be cancelled.
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
The Company renewed its Normal Course Issuer Bid (the Renewed NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Renewed Repurchase Plan.
The TSX has approved the Company's notice of intention to commence the Renewed NCIB pursuant to which the Company may purchase Common Shares over the TSX for the period commencing November 12, 2021 until November 11, 2022 in accordance with the TSX's normal course issuer bid rules, including that such purchases are to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 13,638,008 (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021), and the maximum number of Common Shares that may be purchased on a single day is 112,590 Common Shares, which is 25% of 450,361 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31, 2021), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18.
Pensions
As of September 30, 2021, our total unfunded pension plan obligations were $77.6 million, of which $2.6 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.

Our anticipated payments under our most significant plans, Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP), for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2022 (nine months ended)	$650	$781	$25
2023	945	1,029	294
2024	1,023	1,030	193
2025	1,068	1,054	169
2026	1,105	1,042	195
2027 to 2031	6,396	5,059	2,436
Total	$11,187	$9,995	$3,312
For a detailed discussion on pensions, see note 12 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of September 30, 2021, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2021 - June 30, 2022	July 1, 2022 - June 30, 2024	July 1, 2024 - June 30, 2026	July 1, 2026 and beyond
Long-term debt obligations (1)	$4,471,744	$106,893	$299,260	$2,047,341	$2,018,250
Operating lease obligations (2)	293,671	49,273	103,434	62,503	78,461
Purchase obligations for contracts not accounted for as lease obligations	75,366	41,641	33,725	—	—
	$4,840,781	$197,807	$436,419	$2,109,844	$2,096,711
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of September 30, 2021, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $72 million. As of September 30, 2021, we have provisionally paid approximately $28 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within "Long-term income taxes recoverable" on the Condensed Consolidated Balance Sheets as of September 30, 2021.
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
The CRA is also currently auditing Fiscal 2017 on a basis that we strongly disagree with and will vigorously contest. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. In conjunction with the Fiscal 2017 audit, the CRA issued a proposal letter dated April 7, 2021 (Proposal Letter) indicating to us that it proposes to reassess our Fiscal 2017 tax year to reduce the depreciable basis of these assets. We are currently engaged in dialogue with the CRA regarding the 2017 audit and have made extensive submissions in support of our position. CRA’s currently-proposed position for Fiscal 2017 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s currently-proposed position for Fiscal 2017 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. If the CRA determines to issue a notice of reassessment in respect of Fiscal 2017 on the basis of its position set forth in the Proposal Letter and we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and intend to vigorously defend our original filing position.
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments, as well as any proposed reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Condensed Consolidated Financial Statements. The CRA is currently in preliminary stages of auditing Fiscal 2018 and Fiscal 2019.

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
Carbonite vs Realtime Data
On February 27, 2017, before our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (Realtime Data) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas "Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL)." Therein, it alleged that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S. District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the same asserted patents against other companies. After a stay pending appeal in one of those suits, on January 21, 2021, the Court held a hearing to construe the claims of the asserted patents. As to the fourth patent asserted against Carbonite, on September 24, 2019, the U.S. Patent & Trademark Office Patent Trial and Appeal Board invalidated certain claims of that patent, including certain claims that had been asserted against Carbonite. The parties then jointly stipulated to dismiss that patent from this action. On August 23, 2021, in one of the suits against other companies, the District of Delaware (No. 1:17-cv-800), held all of the patents asserted against Carbonite to be invalid. Realtime Data has appealed that decision to the U.S. Court of Appeals for the Federal Circuit. We continue to vigorously defend the matter, and the U.S. District Court for the District of Massachusetts indicated, on September 30, 2021, that it will issue a claim construction order before staying the case pending the appeal in the related case. We have not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and we remain unable to reasonably estimate a possible loss or range of loss associated with this litigation.
Please also see Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021.
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

As of September 30, 2021, we had an outstanding balance of $965.0 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of September 30, 2021, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.7 million, assuming that the loan balance as of September 30, 2021 is outstanding for the entire period (June 30, 2021—$9.7 million).
As of September 30, 2021, we had no outstanding balance under the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of September 30, 2021, with no outstanding balance on the Revolver, an adverse change of one percent on the interest rate would have no effect on our annual interest payment (June 30, 2021—nil).
For more information regarding the impact of LIBOR, see "Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021.
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
Based on the foreign exchange forward contracts outstanding as of September 30, 2021, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2021—$0.7 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of September 30, 2021 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at September 30, 2021	U.S. Dollar Equivalent at June 30, 2021
Euro	$316,965	$331,974
British Pound	74,409	78,140
Canadian Dollar	19,237	26,632
Swiss Franc	39,464	44,900
Other foreign currencies	123,148	128,879
Total cash and cash equivalents denominated in foreign currencies	573,223	610,525
U.S. Dollar	1,162,042	996,781
Total cash and cash equivalents	$1,735,265	$1,607,306
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $57.3 million (June 30, 2021—$61.1 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".

Item 4.        Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information
Item 1A.     Risk Factors

You should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended June 30, 2021. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies.

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
Date: November 4, 2021

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ HOWARD ROSEN
Howard Rosen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)