Form 10-Q
period 2021-12-31
OPEN TEXT CORP
filed 2022-02-03
CIK 1002638

.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021.
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At February 1, 2022, there were 271,187,090 outstanding Common Shares of the registrant.

.
OPEN TEXT CORPORATION

.
Part I - Financial Information
Item 1.         Financial Statements
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2021	June 30, 2021
ASSETS	(unaudited)
Cash and cash equivalents	$1,511,792	$1,607,306
Accounts receivable trade, net of allowance for credit losses of $15,849 as of December 31, 2021 and $22,151 as of June 30, 2021 (note 4)	427,020	438,547
Contract assets (note 3)	22,336	25,344
Income taxes recoverable (note 15)	19,855	32,312
Prepaid expenses and other current assets (note 9)	118,353	98,551
Total current assets	2,099,356	2,202,060
Property and equipment (note 5)	243,850	233,595
Operating lease right of use assets (note 6)	230,973	234,532
Long-term contract assets (note 3)	22,920	19,222
Goodwill (note 7)	5,195,078	4,691,673
Acquired intangible assets (note 8)	1,355,003	1,187,260
Deferred tax assets (note 15)	747,780	796,738
Other assets (note 9)	228,142	208,894
Long-term income taxes recoverable (note 15)	41,428	35,362
Total assets	$10,164,530	$9,609,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 10)	$364,739	$423,592
Current portion of long-term debt (note 11)	10,000	10,000
Operating lease liabilities (note 6)	62,910	58,315
Deferred revenues (note 3)	848,977	852,629
Income taxes payable (note 15)	16,219	17,368
Total current liabilities	1,302,845	1,361,904
Long-term liabilities:
Accrued liabilities (note 10)	16,401	28,830
Pension liability (note 12)	75,055	74,511
Long-term debt (note 11)	4,211,488	3,578,859
Long-term operating lease liabilities (note 6)	214,824	224,453
Long-term deferred revenues (note 3)	90,669	98,989
Long-term income taxes payable (note 15)	34,133	34,113
Deferred tax liabilities (note 15)	89,290	108,224
Total long-term liabilities	4,731,860	4,147,979
Shareholders’ equity:
Share capital and additional paid-in capital (note 13)
271,006,308 and 271,540,755 Common Shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively; authorized Common Shares: unlimited	1,990,913	1,947,764
Accumulated other comprehensive income (note 20)	31,349	66,238
Retained earnings	2,174,467	2,153,326
Treasury stock, at cost (1,476,420 and 1,567,664 shares at December 31, 2021 and June 30, 2021, respectively)	(67,966)	(69,386)
Total OpenText shareholders' equity	4,128,763	4,097,942
Non-controlling interests	1,062	1,511
Total shareholders’ equity	4,129,825	4,099,453
Total liabilities and shareholders’ equity	$10,164,530	$9,609,336
Guarantees and contingencies (note 14)
Related party transactions (note 24)
Subsequent event (note 25)
See accompanying Notes to Condensed Consolidated Financial Statements

.
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenues (note 3):
Cloud services and subscriptions	$364,886	$350,454	$721,475	$691,440
Customer support	334,875	334,492	670,112	663,891
License	109,493	107,348	183,022	175,871
Professional service and other	67,545	63,350	134,498	128,455
Total revenues	876,799	855,644	1,709,107	1,659,657
Cost of revenues:
Cloud services and subscriptions	122,129	117,882	241,908	230,506
Customer support	29,668	29,668	59,151	58,862
License	3,741	4,302	7,710	6,791
Professional service and other	53,041	46,619	104,766	93,200
Amortization of acquired technology-based intangible assets (note 8)	52,602	54,091	105,769	112,128
Total cost of revenues	261,181	252,562	519,304	501,487
Gross profit	615,618	603,082	1,189,803	1,158,170
Operating expenses:
Research and development	103,622	100,238	203,787	194,141
Sales and marketing	163,938	147,897	310,178	280,297
General and administrative	71,513	62,765	142,990	118,954
Depreciation	21,779	20,280	43,165	42,283
Amortization of acquired customer-based intangible assets (note 8)	52,665	54,926	104,549	109,919
Special charges (recoveries) (note 18)	9,217	(17,494)	9,561	(4,250)
Total operating expenses	422,734	368,612	814,230	741,344
Income from operations	192,884	234,470	375,573	416,826
Other income (expense), net (note 22)	(25,037)	5,251	4,745	8,134
Interest and other related expense, net	(40,245)	(37,595)	(77,300)	(76,684)
Income before income taxes	127,602	202,126	303,018	348,276
Provision for (recovery of) income taxes (note 15)	39,266	267,559	82,716	310,303
Net income (loss) for the period	$88,336	$(65,433)	$220,302	$37,973
Net (income) loss attributable to non-controlling interests	(38)	(44)	(89)	(74)
Net income (loss) attributable to OpenText	$88,298	$(65,477)	$220,213	$37,899
Earnings (loss) per share—basic attributable to OpenText (note 23)	$0.32	$(0.24)	$0.81	$0.14
Earnings (loss) per share—diluted attributable to OpenText (note 23)	$0.32	$(0.24)	$0.81	$0.14
Weighted average number of Common Shares outstanding—basic (in '000's)	272,112	272,433	272,078	272,210
Weighted average number of Common Shares outstanding—diluted (in '000's)	272,931	272,433	273,074	273,019

See accompanying Notes to Condensed Consolidated Financial Statements

.
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net income (loss) for the period	$88,336	$(65,433)	$220,302	$37,973
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(21,347)	26,065	(31,439)	48,710
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of $37 and $751 for the three months ended December 31, 2021 and 2020, respectively; ($354) and $1,056 for the six months ended December 31, 2021 and 2020, respectively	104	2,082	(982)	2,927
(Gain) loss reclassified into net income (loss)- net of tax (expense) recovery effect of ($7) and ($227) for the three months ended December 31, 2021 and 2020, respectively; ($110) and ($283) for the six months ended December 31, 2021 and 2020, respectively	(18)	(628)	(305)	(784)
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of ($104) and ($441) for the three months ended December 31, 2021 and 2020, respectively; ($336) and ($1,357) for the six months ended December 31, 2021 and 2020, respectively	(1,435)	(981)	(2,484)	(2,686)
Amortization of actuarial (gain) loss into net income (loss)- net of tax (expense) recovery effect of $67 and $93 for the three months ended December 31, 2021 and 2020, respectively; $135 and $180 for the six months ended December 31, 2021 and 2020, respectively	159	243	321	484
Total other comprehensive income (loss) net, for the period	(22,537)	26,781	(34,889)	48,651
Total comprehensive income (loss)	65,799	(38,652)	185,413	86,624
Comprehensive (income) loss attributable to non-controlling interests	(38)	(44)	(89)	(74)
Total comprehensive income (loss) attributable to OpenText	$65,761	$(38,696)	$185,324	$86,550

See accompanying Notes to Condensed Consolidated Financial Statements

.
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Three Months Ended December 31, 2021
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of September 30, 2021	272,534	$1,991,719	(1,426)	$(63,477)	$2,225,363	$53,886	$1,024	$4,208,515
Issuance of Common Shares
Under employee stock option plans	56	1,966	—	—	—	—	—	1,966
Under employee stock purchase plans	226	9,421	—	—	—	—	—	9,421
Share-based compensation	—	14,409	—	—	—	—	—	14,409
Purchase of treasury stock	—	—	(400)	(19,593)	—	—	—	(19,593)
Issuance of treasury stock	—	(15,104)	350	15,104	—	—	—	—
Repurchase of Common Shares	(1,810)	(11,498)	—	—	(79,536)	—	—	(91,034)
Dividends declared ($0.2209 per Common Share)	—	—	—	—	(59,658)	—	—	(59,658)
Other comprehensive income (loss) - net	—	—	—	—	—	(22,537)	—	(22,537)
Net income for the period	—	—	—	—	88,298	—	38	88,336
Balance as of December 31, 2021	271,006	$1,990,913	(1,476)	$(67,966)	$2,174,467	$31,349	$1,062	$4,129,825

	Three Months Ended December 31, 2020
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of September 30, 2020	272,174	$1,872,411	(1,394)	$(58,788)	$2,213,053	$39,695	$1,349	$4,067,720
Issuance of Common Shares
Under employee stock option plans	213	6,893	—	—	—	—	—	6,893
Under employee stock purchase plans	202	7,260	—	—	—	—	—	7,260
Share-based compensation	—	14,526	—	—	—	—	—	14,526
Issuance of treasury stock	—	(11,233)	293	11,233	—	—	—	—
Dividends declared ($0.2008 per Common Share)	—	—	—	—	(54,500)	—	—	(54,500)
Other comprehensive income (loss) - net	—	—	—	—	—	26,781	—	26,781
Net income (loss) for the period	—	—	—	—	(65,477)	—	44	(65,433)
Balance as of December 31, 2020	272,589	$1,889,857	(1,101)	$(47,555)	$2,093,076	$66,476	$1,393	$4,003,247

.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Six Months Ended December 31, 2021
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	271,541	$1,947,764	(1,568)	$(69,386)	$2,153,326	$66,238	$1,511	$4,099,453
Issuance of Common Shares
Under employee stock option plans	852	29,265	—	—	—	—	—	29,265
Under employee stock purchase plans	423	17,910	—	—	—	—	—	17,910
Share-based compensation	—	28,343	—	—	—	—	—	28,343
Purchase of treasury stock	—	—	(400)	(19,593)	—	—	—	(19,593)
Issuance of treasury stock	—	(21,013)	492	21,013	—	—	—	—
Repurchase of Common Shares	(1,810)	(11,498)	—	—	(79,536)	—	—	(91,034)
Dividends declared ($0.4418 per Common Share)	—	—	—	—	(119,536)	—	—	(119,536)
Other comprehensive income (loss) - net	—	—	—	—	—	(34,889)	—	(34,889)
Distribution to non-controlling interest	—	142	—	—	—	—	(538)	(396)
Net income for the period	—	—	—	—	220,213	—	89	220,302
Balance as of December 31, 2021	271,006	$1,990,913	(1,476)	$(67,966)	$2,174,467	$31,349	$1,062	$4,129,825

	Six Months Ended December 31, 2020
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	271,863	$1,851,777	(622)	$(23,608)	$2,159,396	$17,825	$1,319	$4,006,709
Adoption of ASU 2016-13 - cumulative effect, net	—	—	—	—	(2,450)	—	—	(2,450)
Issuance of Common Shares
Under employee stock option plans	524	15,498	—	—	—	—	—	15,498
Under employee stock purchase plans	202	7,553	193	6,690	—	—	—	14,243
Share-based compensation	—	26,262	—	—	—	—	—	26,262
Purchase of treasury stock	—	—	(965)	(41,870)	—	—	—	(41,870)
Issuance of treasury stock	—	(11,233)	293	11,233	—	—	—	—
Dividends declared ($0.3754 per Common Share)	—	—	—	—	(101,769)	—	—	(101,769)
Other comprehensive income (loss) - net	—	—	—	—	—	48,651	—	48,651
Net income for the period	—	—	—	—	37,899	—	74	37,973
Balance as of December 31, 2020	272,589	$1,889,857	(1,101)	$(47,555)	$2,093,076	$66,476	$1,393	$4,003,247

See accompanying Notes to Condensed Consolidated Financial Statements

.
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income for the period	$220,302	$37,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	253,483	264,330
Share-based compensation expense	28,343	26,262
Pension expense	3,015	3,120
Amortization of debt issuance costs	2,454	2,254
Loss on extinguishment of debt	27,413	—
Loss on sale and write down of property and equipment	38	953
Deferred taxes	20,892	80,397
Share in net (income) loss of equity investees	(31,357)	(8,255)
Changes in operating assets and liabilities:
Accounts receivable	51,187	32,727
Contract assets	(18,745)	(20,193)
Prepaid expenses and other current assets	(11,221)	7,966
Income taxes	2,776	168,841
Accounts payable and accrued liabilities	(108,629)	(36,538)
Deferred revenue	(50,693)	(18,647)
Other assets	16,913	(1,467)
Operating lease assets and liabilities, net	142	(23,364)
Net cash provided by operating activities	406,313	516,359
Cash flows from investing activities:
Additions of property and equipment	(37,347)	(22,956)
Purchase of Zix Corporation, net of cash acquired	(837,573)	—
Purchase of Bricata Inc.	(17,927)	—
Purchase of XMedius	—	444
Purchase of Dynamic Solutions Group Inc.	—	(371)
Other investing activities	(3,271)	(1,370)
Net cash used in investing activities	(896,118)	(24,253)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	45,688	29,177
Proceeds from long-term debt and Revolver	1,500,000	—
Repayment of long-term debt and Revolver	(855,000)	(605,000)
Debt extinguishment costs (note 22)	(24,969)	—
Debt issuance costs	(15,347)	—
Repurchase of Common Shares	(91,034)	—
Purchase of treasury stock	(19,593)	(41,870)
Distribution to non-controlling interest	(396)	—
Payments of dividends to shareholders	(119,536)	(101,769)
Net cash provided by (used in) financing activities	419,813	(719,462)
Foreign exchange gain (loss) on cash held in foreign currencies	(25,713)	33,771
Increase (decrease) in cash, cash equivalents and restricted cash during the period	(95,705)	(193,585)
Cash, cash equivalents and restricted cash at beginning of the period	1,609,800	1,697,263
Cash, cash equivalents and restricted cash at end of the period	$1,514,095	$1,503,678

.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

Reconciliation of cash, cash equivalents and restricted cash:	December 31, 2021	December 31, 2020
Cash and cash equivalents	$1,511,792	$1,500,561
Restricted cash (1)	2,303	3,117
Total cash, cash equivalents and restricted cash	$1,514,095	$1,503,678
(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (note 9).
Supplemental cash flow disclosures (note 6 and note 21)

See accompanying Notes to Condensed Consolidated Financial Statements

.
OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2021
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa) and EC1 Pte. Ltd. (GXS Singapore), which as of December 31, 2021, were 70% and 81% owned, respectively, by OpenText. All intercompany balances and transactions have been eliminated.
During the first quarter of Fiscal 2022 (as defined below), we made a final cash distribution of $0.4 million to the non-controlling interest holder in GXS Singapore, as part of the ongoing process to liquidate the subsidiary, which is expected to be complete by the end of Fiscal 2022.
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
In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 continues to impact the global economy. As the impacts of the pandemic continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. As of December 31, 2021, we have recorded certain estimates resulting from the pandemic, particularly with respect to the COVID-19 Restructuring Plan (as defined herein) and allowance for credit losses, based on management's estimates and assumptions utilizing the most currently available information. Such estimates may be subject to change particularly given the unprecedented nature of the COVID-19 pandemic. We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to potential items such as special charges (recoveries), restructurings, asset impairments and other non-recurring costs. Please see note 18 "Special Charges (Recoveries)" and "Risk Factors" included within Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021.

.
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted in Fiscal 2022
During Fiscal 2022, we have adopted the following Accounting Standards Update (ASU) that did not have a material impact to our reported financial position, results of operations or cash flows:
•ASU 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes"
Business Combinations
In October 2021, the Financial Accounting Standards Board (FASB) issued ASU 2021-08 "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." This standard requires contract assets and contract liabilities acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract in accordance with Accounting Standards Codification (ASC) Topic 606. Previously, contract assets and contract liabilities were measured at fair value.
The standard is effective for us in our fiscal year ending June 30, 2024, with early adoption permitted. We have elected to early adopt the ASU in our second quarter of Fiscal 2022. Early adoption requires retrospective adoption to business combinations completed on or after July 1, 2021 and prospective adoption to business combinations that occur on or after the date of adoption. There was no retrospective impact of early adoption as we did not have acquisitions in our first quarter of Fiscal 2022. Acquisitions disclosed in note 19 "Acquisitions" are in accordance with ASU 2021-08. The adoption will not have a material impact to our reported financial position, results of operations or cash flows.

.
NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Total Revenues by Geography:
Americas (1)	$535,306	$516,852	$1,054,998	$1,025,508
EMEA (2)	267,222	271,021	511,819	496,956
Asia Pacific (3)	74,271	67,771	142,290	137,193
Total revenues	$876,799	$855,644	$1,709,107	$1,659,657

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$364,886	$350,454	$721,475	$691,440
Customer support revenue	334,875	334,492	670,112	663,891
Total recurring revenues	$699,761	$684,946	$1,391,587	$1,355,331
License revenue (perpetual, term and subscriptions)	109,493	107,348	183,022	175,871
Professional service and other revenue	67,545	63,350	134,498	128,455
Total revenues	$876,799	$855,644	$1,709,107	$1,659,657

Total Revenues by Timing of Revenue Recognition:
Point in time	$109,493	$107,348	$183,022	$175,871
Over time (including professional service and other revenue)	767,306	748,296	1,526,085	1,483,786
Total revenues	$876,799	$855,644	$1,709,107	$1,659,657
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of December 31, 2021	As of June 30, 2021
Short-term contract assets	$22,336	$25,344
Long-term contract assets	$22,920	$19,222
Short-term deferred revenues	$848,977	$852,629
Long-term deferred revenues	$90,669	$98,989
The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the six months ended

.
December 31, 2021, we reclassified $18.3 million of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three and six months ended December 31, 2021 and 2020, respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the six months ended December 31, 2021 that was included in the deferred revenue balances at June 30, 2021 was $630 million (six months ended December 31, 2020—$626 million).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2021:

Capitalized costs to obtain a contract as of June 30, 2021	$72,900
New capitalized costs incurred	15,947
Amortization of capitalized costs	(12,472)
Impact of foreign exchange rate changes	(1,517)
Capitalized costs to obtain a contract as of December 31, 2021	$74,858
During the three and six months ended December 31, 2021 and 2020, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to note 9 "Prepaid Expenses and Other Assets" for additional information on incremental costs of obtaining a contract.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2021, approximately $1.5 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 46% of this amount over the next 12 months and the remaining balance substantially over the next three years thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.
NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following illustrates the activity in our allowance for credit losses on accounts receivable, since June 30, 2021:

Balance as of June 30, 2021	$22,151
Credit loss expense (recovery)	(2,197)
Write-off / adjustments	(4,105)
Balance as of December 31, 2021	$15,849
Included in accounts receivable are unbilled receivables in the amount of $62.3 million as of December 31, 2021 (June 30, 2021—$51.4 million).
As of December 31, 2021, we have an allowance for credit losses of $0.5 million for contract assets (June 30, 2021—$0.4 million). For additional information on contract assets please see note 3 "Revenues".

.
NOTE 5—PROPERTY AND EQUIPMENT

	As of December 31, 2021
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$44,791	$(39,803)	$4,988
Office equipment	2,557	(1,297)	1,260
Computer hardware	341,496	(247,021)	94,475
Computer software	133,568	(111,168)	22,400
Capitalized software development costs	180,470	(113,700)	66,770
Leasehold improvements	113,798	(92,555)	21,243
Land and buildings	48,828	(16,114)	32,714
Total	$865,508	$(621,658)	$243,850

	As of June 30, 2021
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$38,541	$(32,500)	$6,041
Office equipment	2,533	(1,244)	1,289
Computer hardware	313,946	(212,448)	101,498
Computer software	129,690	(104,654)	25,036
Capitalized software development costs	127,697	(86,466)	41,231
Leasehold improvements	106,656	(81,135)	25,521
Land and buildings	48,537	(15,558)	32,979
Total	$767,600	$(534,005)	$233,595
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
Lease Costs and Other Information
The following illustrates the various components of operating lease costs for the period indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Operating lease cost	$15,572	$15,720	$30,963	$31,262
Short-term lease cost	190	239	309	502
Variable lease cost	577	607	1,165	1,300
Sublease income	(1,969)	(1,576)	(3,858)	(3,193)
Total lease cost	$14,370	$14,990	$28,579	$29,871
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of December 31, 2021	As of June 30, 2021
Weighted-average remaining lease term	6.39 years	6.47 years
Weighted-average discount rate	2.84%	2.82%

.
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease cost and short-term lease are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Six Months Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$35,046	$38,725
Right of use assets obtained in exchange for new operating lease liabilities (1) (2)	$20,416	$52,541

(1) The six months ended December 31, 2021 excludes the impact of $9.7 million of right of use assets obtained through the acquisition of Zix Corporation. See note 19 "Acquisitions" for further details including expected finalization of preliminary purchase price allocation.

(2) The six months ended December 31, 2020 excludes the release of $19.1 million of lease liabilities relating to office space that was abandoned during the fourth quarter of Fiscal 2020 and has since been early terminated or assigned to a third party. These recoveries were recorded in "Special charges (recoveries)" in the Condensed Consolidated Statements of Income (Loss). Please see note 18 "Special Charges (Recoveries)".

Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our operating leases liabilities as of December 31,
2021:

Fiscal years ending June 30,
2022 (six months ended)	$36,636
2023	62,257
2024	50,743
2025	39,990
2026	27,491
Thereafter	85,374
Total lease payments	$302,491
Less: Imputed interest	(24,757)
Total	$277,734
Reported as:
Current operating lease liabilities	$62,910
Non-current operating lease liabilities	214,824
Total	$277,734
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $6.4 million over the remainder of Fiscal 2022 and $59.3 million thereafter.
NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2021:

Balance as of June 30, 2021	$4,691,673
Acquisition of Zix Corporation (note 19)	508,026
Acquisition of Bricata Inc. (note 19)	10,382
Impact of foreign exchange rate changes	(15,003)
Balance as of December 31, 2021	$5,195,078

.
NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of December 31, 2021
	Cost	Accumulated Amortization	Net
Technology assets	$951,339	$(648,562)	$302,777
Customer assets	1,722,395	(670,169)	1,052,226
Total	$2,673,734	$(1,318,731)	$1,355,003

	As of June 30, 2021
	Cost	Accumulated Amortization	Net
Technology assets	$1,003,730	$(635,965)	$367,765
Customer assets	1,386,533	(567,038)	819,495
Total	$2,390,263	$(1,203,003)	$1,187,260
Where applicable, the above balances as of December 31, 2021 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the six months ended December 31, 2021. The impact of this resulted in a reduction of $91.0 million to technology assets cost and accumulated amortization.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2022 (six months ended)	$210,184
2023	358,142
2024	277,100
2025	165,527
2026	121,780
Thereafter	222,270
Total	$1,355,003

NOTE 9—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of December 31, 2021	As of June 30, 2021
Deposits and restricted cash	$5,839	$3,027
Capitalized costs to obtain a contract	23,222	22,601
Short-term prepaid expenses and other current assets	89,292	72,923
Total	$118,353	$98,551
Other assets:

	As of December 31, 2021	As of June 30, 2021
Deposits and restricted cash	$7,938	$11,577
Capitalized costs to obtain a contract	51,636	50,299
Investments	148,840	121,777
Long-term prepaid expenses and other long-term assets	19,728	25,241
Total	$228,142	$208,894
Deposits and restricted cash primarily relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of certain contractual-based agreements.

.
Capitalized costs to obtain a contract relate to incremental costs of obtaining a contract, such as sales commissions, which are eligible for capitalization on contracts to the extent that such costs are expected to be recovered (see note 3 "Revenues").
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (Loss) (see note 22 "Other Income (Expense), Net").
During the three and six months ended December 31, 2021, our share of income (loss) from these investments was $2.0 million and $31.4 million, respectively (three and six months ended December 31, 2020—$2.0 million and $8.3 million, respectively).
Prepaid expenses and other assets, both short-term and long-term, include advance payments on licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.
NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of December 31, 2021	As of June 30, 2021
Accounts payable—trade	$63,321	$57,500
Accrued salaries, incentives and commissions	145,994	214,884
Accrued liabilities	93,091	82,204
Accrued sales and other tax liabilities	25,002	31,583
Accrued interest on Senior Notes	32,975	31,161
Amounts payable in respect of restructuring and other special charges	1,466	4,396
Asset retirement obligations	2,890	1,864
Total	$364,739	$423,592
Long-term accrued liabilities:

	As of December 31, 2021	As of June 30, 2021
Amounts payable in respect of restructuring and other special charges	$3,337	$4,359
Other accrued liabilities	760	10,681
Asset retirement obligations	12,304	13,790
Total	$16,401	$28,830
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of December 31, 2021, the present value of this obligation was $15.2 million (June 30, 2021—$15.7 million), with an undiscounted value of $15.9 million (June 30, 2021—$16.4 million).

.
NOTE 11—LONG-TERM DEBT

	As of December 31, 2021	As of June 30, 2021
Total debt
Senior Notes 2031	$650,000	$—
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	—
Senior Notes 2028	900,000	900,000
Senior Notes 2026	—	850,000
Term Loan B	962,500	967,500
Total principal payments due	4,262,500	3,617,500

Premium on Senior Notes 2026 (1)	—	4,070
Debt issuance costs (1)	(41,012)	(32,711)
Total amount outstanding	4,221,488	3,588,859
Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Total current portion of long-term debt	10,000	10,000

Non-current portion of long-term debt	$4,211,488	$3,578,859

(1) During the six months ended December 31, 2021, we recorded $17.3 million of debt issuance costs relating to the issuance of Senior Notes 2031 and Senior Notes 2029 (both defined below). Additionally, upon redemption of Senior Notes 2026 (defined below), $6.2 million of unamortized debt issuance costs and ($3.8) million of the unamortized premium were included in the loss on debt extinguishment. See note 22 "Other Income (Expense), Net".

Senior Unsecured Fixed Rate Notes
Senior Notes 2031
On November 24, 2021, OpenText Holdings, Inc. a wholly-owned indirect subsidiary of the Company, issued $650 million in aggregate principal amount of 4.125% Senior Notes due 2031 guaranteed by the Company (Senior Notes 2031) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (Securities Act), and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2031 bear interest at a rate of 4.125% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2022. Senior Notes 2031 will mature on December 1, 2031, unless earlier redeemed, in accordance with their terms, or repurchased.
For the three and six months ended December 31, 2021, we recorded interest expense of $2.7 million, respectively, relating to Senior Notes 2031.
Senior Notes 2030
On February 18, 2020, OpenText Holdings, Inc. a wholly-owned indirect subsidiary of the Company, issued $900 million in aggregate principal amount of 4.125% Senior Notes due 2030 guaranteed by the Company (Senior Notes 2030) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2030 bear interest at a rate of 4.125% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2030 will mature on February 15, 2030, unless earlier redeemed, in accordance with their terms, or repurchased.
For the three and six months ended December 31, 2021, we recorded interest expense of $9.3 million and $18.6 million, respectively, relating to Senior Notes 2030 (three and six months ended December 31, 2020—$9.3 million and $18.5 million, respectively).
Senior Notes 2029
On November 24, 2021, we issued $850 million in aggregate principal amount of 3.875% Senior Notes due 2029 (Senior Notes 2029) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to

.
certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2029 bear interest at a rate of 3.875% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2022. Senior Notes 2029 will mature on December 1, 2029, unless earlier redeemed, in accordance with their terms, or repurchased.
For the three and six months ended December 31, 2021, we recorded interest expense of $3.3 million, respectively, relating to Senior Notes 2029.
Senior Notes 2028
On February 18, 2020, we issued $900 million in aggregate principal amount of 3.875% Senior Notes due 2028 (Senior Notes 2028) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2028 bear interest at a rate of 3.875% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2028 will mature on February 15, 2028, unless earlier redeemed, in accordance with their terms, or repurchased.
For the three and six months ended December 31, 2021, we recorded interest expense of $8.7 million and $17.4 million, respectively, relating to Senior Notes 2028 (three and six months ended December 31, 2020—$8.7 million and $17.3 million, respectively).
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
On December 9, 2021, we redeemed Senior Notes 2026 in full at a price equal to 102.9375% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. A portion of the net proceeds from the offerings of Senior Notes 2029 and Senior Notes 2031 was used to redeem Senior Notes 2026. Upon redemption, Senior Notes 2026 were cancelled and any obligation thereunder was extinguished. The resulting loss of $27.4 million, consisting of $25.0 million relating to the early termination call premium, $6.2 million relating to unamortized debt issuance costs and ($3.8) million relating to unamortized premium, has been recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (Loss). See note 22 "Other Income (Expense), Net".
For the three and six months ended December 31, 2021, we recorded interest expense of $9.4 million and $21.9 million, respectively, relating to Senior Notes 2026 (three and six months ended December 31, 2020—$12.5 million and $25.0 million, respectively).
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
Term Loan B has a seven year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of December 31, 2021, the outstanding balance on the Term Loan B bears an interest rate of 1.84%. For more information regarding the impact of LIBOR, see "Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021.
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation,

.
amortization, restructuring, share-based compensation and other miscellaneous charges. As of December 31, 2021, our consolidated net leverage ratio was 2.0:1.
For the three and six months ended December 31, 2021, we recorded interest expense of $4.5 million and $9.1 million, respectively, relating to Term Loan B (three and six months ended December 31, 2020—$4.7 million and $9.5 million, respectively).
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
As of December 31, 2021, we had no outstanding balance under the Revolver (June 30, 2021—nil). For the three and six months ended December 31, 2021 we did not record any interest expense relating to the Revolver (three and six months ended December 31, 2020—$0.6 million and $3.6 million, respectively, relating to amounts previously drawn).
Debt Issuance Costs and Premium on Senior Notes
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our credit facilities and issuing our Senior Notes 2026, Senior Notes 2028, Senior Notes 2029, Senior Notes 2030 and Senior Notes 2031 (collectively referred to as the Senior Notes) and are being amortized through interest expense over the respective terms of the Senior Notes and Term Loan B and the Revolver using the effective interest method.
The premium on Senior Notes 2026 represented the excess of the proceeds received over the face value of Senior Notes 2026. This premium was amortized as a reduction to interest expense over the term of Senior Notes 2026 using the effective interest method. The unamortized debt issuance costs and unamortized premium on Senior Notes 2026 were included in the loss on debt extinguishment. See note 22 "Other Income (Expense), Net".
NOTE 12—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP) and other plans as of December 31, 2021 and June 30, 2021:

	As of December 31, 2021
	Total benefit obligation	Current portion of benefit obligation(1)	Non-current portion of benefit obligation
CDT defined benefit plan	$31,586	$874	$30,712
GXS GER defined benefit plan	22,821	999	21,822
GXS PHP defined benefit plan	13,668	88	13,580
Other plans	9,544	603	8,941
Total	$77,619	$2,564	$75,055

	As of June 30, 2021
	Total benefit obligation	Current portion of benefit obligation(1)	Non-current portion of benefit obligation
CDT defined benefit plan	$32,865	$880	$31,985
GXS GER defined benefit plan	23,861	1,058	22,803
GXS PHP defined benefit plan	10,973	42	10,931
Other plans	9,594	802	8,792
Total	$77,293	$2,782	$74,511
(1) The current portion of the benefit obligation has been included within "Accrued salaries, incentives and commissions", all within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets (see note 10 "Accounts Payable and Accrued Liabilities").

.
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
GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of $0.04 million as of December 31, 2021, no additional contributions have been made since the inception of the plan.
The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of December 31, 2021				As of June 30, 2021
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of fiscal year	$32,865	$23,861	$10,973	$67,699	$32,851	$24,105	$10,270	$67,226
Service cost	185	85	900	1,170	473	206	1,822	2,501
Interest cost	221	157	293	671	505	364	469	1,338
Benefits paid	(414)	(505)	(176)	(1,095)	(800)	(1,027)	(19)	(1,846)
Actuarial (gain) loss	405	435	1,980	2,820	(1,976)	(1,118)	(1,853)	(4,947)
Foreign exchange (gain) loss	(1,676)	(1,212)	(302)	(3,190)	1,812	1,331	284	3,427
Benefit obligation—end of period	31,586	22,821	13,668	68,075	32,865	23,861	10,973	67,699
Less: Current portion	(874)	(999)	(88)	(1,961)	(880)	(1,058)	(42)	(1,980)
Non-current portion of benefit obligation	$30,712	$21,822	$13,580	$66,114	$31,985	$22,803	$10,931	$65,719

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended December 31,
	2021				2020
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$91	$42	$472	$605	$121	$53	$410	$584
Interest cost	109	77	160	346	129	93	102	324
Amortization of actuarial (gains) and losses	121	6	(23)	104	181	29	—	210
Net pension expense	$321	$125	$609	$1,055	$431	$175	$512	$1,118

.

	Six Months Ended December 31,
	2021				2020
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$185	$85	$900	$1,170	$237	$104	$841	$1,182
Interest cost	221	157	293	671	253	182	195	630
Amortization of actuarial (gains) and losses	246	12	(46)	212	354	57	—	411
Net pension expense	$652	$254	$1,147	$2,053	$844	$343	$1,036	$2,223
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under "Interest and other related expense, net" on our Condensed Consolidated Statements of Income (Loss).
In determining the fair value of the pension plan benefit obligations as of December 31, 2021 and June 30, 2021, respectively, we used the following weighted-average key assumptions:

	As of December 31, 2021			As of June 30, 2021
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	1.50%	1.50%	6.00%	1.50%	1.50%	5.00%
Pension increases	1.50%	1.50%	N/A	1.50%	1.50%	N/A
Discount rate	1.31%	1.31%	5.00%	1.39%	1.39%	5.00%
Normal retirement age	65-67	65-67	60	65-67	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	13.98%	—%	—%	13.98%
to age 25	—%	—%	7.10%	—%	—%	7.10%
to age 30	1.00%	—%	3.00%	1.00%	—%	3.00%
to age 35	0.50%	—%	2.44%	0.50%	—%	2.44%
to age 40	—%	—%	2.59%	—%	—%	2.59%
to age 45	0.50%	—%	1.15%	0.50%	—%	1.15%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%
Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2022 (six months ended)	$418	$502	$8
2023	912	993	255
2024	987	994	258
2025	1,031	1,017	180
2026	1,066	1,005	209
2027 to 2031	6,172	4,882	2,767
Total	$10,586	$9,393	$3,677
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

.
NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three and six months ended December 31, 2021, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.2209 and $0.4418 per Common Share, respectively, in the aggregate amount of $59.7 million and $119.5 million, respectively, which we paid during the same period (three and six months ended December 31, 2020—$0.2008 and $0.3754 per Common Share, respectively, in the aggregate amount of $54.5 million and $101.8 million, respectively).
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
During the three and six months ended December 31, 2021, we repurchased 400,000 Common Shares, respectively, on the open market at a cost of $19.6 million, respectively, for potential reissuance under our LTIP or other plans as described below (three and six months ended December 31, 2020— nil and 965,154 Common Shares, respectively, at a cost of nil and $41.9 million, respectively).
During the three and six months ended December 31, 2021, we reissued 349,792 and 491,244 Common Shares, respectively, from treasury stock in connection with the settlement of awards and other plans (three and six months ended December 31, 2020—292,401 and 486,081 Common Shares, respectively).
Share Repurchase Plan
On November 5, 2020, the Board authorized a share repurchase plan (Repurchase Plan), pursuant to which we were authorized to purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2020, up to an aggregate of $350 million of our Common Shares.
On November 4, 2021, the Board authorized a share repurchase plan (Renewed Repurchase Plan), pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares.
During the three and six months ended December 31, 2021, we repurchased and cancelled 1,809,559 Common Shares, respectively, for $91.0 million, respectively (three and six months ended December 31, 2020—nil, respectively). Share repurchases during the three and six months ended December 31, 2021 were completed under the share repurchase plans authorized on both November 5, 2020 and November 4, 2021.
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Stock options	$4,748	$4,575	$9,015	$7,869
Performance Share Units (issued under LTIP)	3,726	2,555	7,171	5,039
Restricted Share Units (issued under LTIP)	1,930	1,956	4,096	3,958
Restricted Share Units (other)	1,019	3,084	2,747	5,070
Deferred Share Units (directors)	1,324	1,075	2,154	1,813
Employee Stock Purchase Plan	1,662	1,281	3,160	2,513
Total share-based compensation expense	$14,409	$14,526	$28,343	$26,262
Summary of Outstanding Stock Options
As of December 31, 2021, an aggregate of 8,212,360 options to purchase Common Shares were outstanding and an additional 10,300,222 options to purchase Common Shares were available for issuance under our stock option plans. Our stock

.
options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the six months ended December 31, 2021 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2021	8,113,574	$40.16	4.88	$86,297
Granted	1,304,110	52.35
Exercised	(852,569)	34.33
Forfeited or expired	(352,755)	44.41
Outstanding at December 31, 2021	8,212,360	$42.52	4.87	$47,275
Exercisable at December 31, 2021	2,448,802	$36.40	3.41	$27,144
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Weighted–average fair value of options granted	$9.73	$7.33	$9.74	$8.38
Weighted-average assumptions used:
Expected volatility	26.66%	26.64%	26.63%	26.18%
Risk–free interest rate	0.90%	0.26%	0.64%	0.20%
Expected dividend yield	1.63%	1.75%	1.58%	1.54%
Expected life (in years)	4.13	4.15	4.15	4.66
Forfeiture rate (based on historical rates)	7%	7%	7%	7%
Average exercise share price	$51.61	$41.44	$52.35	$45.36
As of December 31, 2021, the total compensation cost related to the unvested stock option awards not yet recognized was $40.8 million, which will be recognized over a weighted-average period of 2.8 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
The aggregate intrinsic value of options exercised during the three and six months ended December 31, 2021 was $0.9 million and $16.3 million, respectively (three and six months ended December 31, 2020—$2.5 million and $7.7 million, respectively).
For the three and six months ended December 31, 2021, cash in the amount of $2.0 million and $29.3 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements (three and six months ended December 31, 2020—$6.9 million and $15.5 million, respectively).

.
The tax benefit realized by us during the three and six months ended December 31, 2021 from the exercise of options eligible for a tax deduction was $0.2 million and $1.5 million, respectively (three and six months ended December 31, 2020—$0.4 million and $1.1 million, respectively).
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
As of December 31, 2021, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $50.9 million, which is expected to be recognized over a weighted average period of 2.1 years.
LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants are referred to in this Quarterly Report on Form 10-Q based upon the year in which the grants are expected to vest.
LTIP 2021
Grants made in Fiscal 2019 under the LTIP (collectively referred to as LTIP 2021), consisting of PSUs and RSUs, took effect in Fiscal 2019 starting on August 6, 2018. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the LTIP 2021. We settled the LTIP 2021 awards by issuing 349,792 Common Shares from treasury stock during the three months ended December 31, 2021, at a cost of $15.1 million.
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
Restricted Share Units (RSUs)
In addition to the grants made in connection with the LTIP plans discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. During the three and six months ended December 31, 2021, we did not grant any such RSUs to employees (three and six months ended December 31, 2020— nil and 484,956 RSUs, respectively). RSUs vest over a specified contract date, typically three years from the respective date of grants.
As of December 31, 2021, the total expected compensation cost related to the unvested RSU awards not yet recognized was $5.0 million, which is expected to be recognized over a weighted average period of 1.3 years. We expect to settle RSU awards in stock.

.
During the three and six months ended December 31, 2021, we issued nil and 141,452 Common Shares, respectively, from treasury stock in connection with the settlement of vested RSUs, at a cost of nil and $5.9 million, respectively (three and six months ended December 31, 2020—nil).
Deferred Share Units (DSUs)
During the three and six months ended December 31, 2021, we granted 68,312 and 73,647 DSUs, respectively, to certain non-employee directors (three and six months ended December 31, 2020—72,903 and 76,570 DSUs, respectively). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
During the three and six months ended December 31, 2021 and 2020, respectively, we did not issue any of our Common Shares from treasury stock in connection with the settlement of vested DSUs.
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees a purchase price discount of 15%.
During the three and six months ended December 31, 2021, 172,782 and 398,513 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and six months ended December 31, 2020—166,635 and 367,407 Common Shares, respectively).
During the three and six months ended December 31, 2021, cash in the amount of $7.0 million and $16.4 million, respectively, was received from employees relating to the ESPP (three and six months ended December 31, 2020—$6.5 million and $13.7 million, respectively).
NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2022 - June 30, 2022	July 1, 2022 - June 30, 2024	July 1, 2024 - June 30, 2026	July 1, 2026 and beyond
Long-term debt obligations (1)	$5,397,883	$80,931	$318,955	$1,216,997	$3,781,000
Purchase obligations for contracts not accounted for as lease obligations (2)	85,190	51,454	33,736	—	—
	$5,483,073	$132,385	$352,691	$1,216,997	$3,781,000
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

.
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of December 31, 2021, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $73 million. As of December 31, 2021, we have provisionally paid approximately $33 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within "Long-term income taxes recoverable" on the Condensed Consolidated Balance Sheets as of December 31, 2021.
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
The CRA has also been auditing Fiscal 2017 on a basis that we strongly disagree with and will vigorously contest. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. In conjunction with the Fiscal 2017 audit, the CRA issued a proposal letter dated April 7, 2021 (Proposal Letter) indicating to us that it proposes to reassess our Fiscal 2017 tax year to reduce the depreciable basis of these assets. We have made extensive submissions in support of our position. CRA’s position for Fiscal 2017 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. Despite our submissions, on February 1, 2022, we were notified that the CRA issued a notice of reassessment in respect of Fiscal 2017 on the basis of its position set forth in the Proposal Letter. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and intend to vigorously defend our original filing position.
We will continue to vigorously contest the proposed adjustments to our taxable income and any penalty and interest assessments, as well as any proposed reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have not recorded any

.
accruals in respect of these reassessments or proposed reassessment in our Condensed Consolidated Financial Statements. The CRA is currently in preliminary stages of auditing Fiscal 2018 and Fiscal 2019.
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the “Securities Actions”). On November 21, 2019, the court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. The motion was fully briefed in June 2020 and a hearing on the motion to dismiss the Securities Actions was held on October 15, 2020. Following the hearing, on October 22, 2020, the court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. On December 21, 2021, the First Circuit issued a decision reversing and remanding the Securities Actions to the district court for further proceedings. The defendants remain confident in their position, believe the Securities Actions are without merit, and will continue to vigorously defend the matter.
Carbonite vs Realtime Data
On February 27, 2017, before our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (Realtime Data) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas "Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL)." Therein, it alleged that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S. District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the same asserted patents against other companies. After a stay pending appeal in one of those suits, on January 21, 2021, the Court held a hearing to construe the claims of the asserted patents. As to the fourth patent asserted against Carbonite, on September 24, 2019, the U.S. Patent & Trademark Office Patent Trial and Appeal Board invalidated certain claims of that patent, including certain claims that had been asserted against Carbonite. The parties then jointly stipulated to dismiss that patent from this action. On August 23, 2021, in one of the suits against other companies, the District of Delaware (No. 1:17-cv-800), held all of the patents asserted against Carbonite to be invalid. Realtime Data has appealed that decision to the U.S. Court of Appeals for the Federal Circuit. We continue to vigorously defend the matter, and the U.S. District Court for the District of Massachusetts recently issued a claim construction order. We anticipate motion practice based upon the result of that order. We have not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and we remain unable to reasonably estimate a possible loss or range of loss associated with this litigation.
Please also see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021.
NOTE 15—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
The effective tax rate decreased to a provision of 30.8% for the three months ended December 31, 2021, compared to a provision of 132.4% for the three months ended December 31, 2020. Tax expense decreased from $267.6 million during the three months ended December 31, 2020 to $39.3 million during the three months ended December 31, 2021. This was primarily due to (i) a decrease of $299.3 million related to Internal Revenue Service (IRS) settlements in Fiscal 2021, (ii) a decrease of $20.2 million relating to lower net income before taxes including the impact of foreign rates, (iii) a decrease of $7.3 million related to differences in tax filings being lower than estimates and (iv) a decrease of $6.0 million related to the US Base Erosion and Anti-Abuse Tax (US BEAT). These were partially offset by (i) an increase of $93.4 million for changes in unrecognized tax

.
benefits and (ii) an increase of $4.9 million related to tax benefits of internal reorganizations in Fiscal 2021 that did not reoccur in Fiscal 2022. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate decreased to a provision of 27.3% for the six months ended December 31, 2021, compared to a provision of 89.1% for the six months ended December 31, 2020. Tax expense decreased from $310.3 million during the six months ended December 31, 2020 to $82.7 million during the six months ended December 31, 2021. This was primarily due to (i) a decrease of $299.3 million related to IRS settlements in Fiscal 2021, (ii) a decrease of $12.0 million relating to lower net income before taxes including the impact of the foreign rates, (iii) a decrease of $10.5 million related to differences in tax filings being lower than estimates and (iv) a decrease of $10.1 million related to US BEAT. These were partially offset by (i) an increase of $89.8 million for changes in unrecognized tax benefits and (ii) an increase of $12.5 million related to tax benefits of internal reorganizations in Fiscal 2021 that did not reoccur in Fiscal 2022. The remainder of the difference was due to normal course movements and non-material items.
We recognize interest expense and penalties related to income tax matters in income tax expense. For the three and six months ended December 31, 2021 and 2020, respectively, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Interest expense (recoveries)	$368	$41,558	$467	$44,107
Penalties expense (recoveries)	199	705	173	383
Total	$567	$42,263	$640	$44,490
The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of December 31, 2021	As of June 30, 2021
Interest expense accrued (1)	$5,615	$5,166
Penalties accrued (1)	$2,556	$2,605
(1) These balances are primarily included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of December 31, 2021, could decrease tax expense in the next 12 months by $4.2 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2012 for Germany, 2016 for the United States, 2015 for Luxembourg, and 2012 for Canada.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, Germany, India, Austria, Italy, France and the Philippines. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the Canada audits are included in note 14 "Guarantees and Contingencies".
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
As of December 31, 2021, we have recognized a provision of $28.0 million (June 30, 2021—$27.5 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.

.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2021 and June 30, 2021:

	December 31, 2021				June 30, 2021
		Fair Market Measurements using:				Fair Market Measurements using:
	December 31, 2021	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2021	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)

Financial Assets (Liabilities):
Foreign currency forward contracts designated as cash flow hedges (note 17)	$(620)	$—	$(620)	$—	$1,131	$—	$1,131	$—
Total	$(620)	$—	$(620)	$—	$1,131	$—	$1,131	$—
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
The fair value of our Senior Notes is determined based on observable market prices and categorized as a Level 2 measurement. As of December 31, 2021, the fair value was $3.4 billion (June 30, 2021—$2.7 billion). The carrying value of our other long-term debt facilities approximates the fair value since the interest rate is at market. Please see note 11 "Long-Term Debt" for further details.
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended December 31, 2021 and 2020, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.

.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended December 31, 2021 and 2020, respectively, no indications of impairments were identified and therefore no fair value measurements were required.
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within "Other Comprehensive Income (Loss), net". The fair value of the contracts, as of December 31, 2021, is recorded within "Accounts payable and accrued liabilities" and represents the net loss before tax effect that is expected to be reclassified from accumulated other comprehensive income into earnings with the next twelve months.
As of December 31, 2021, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $67.3 million (June 30, 2021—$66.9 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 16 "Fair Value Measurement")

		As of December 31, 2021	As of June 30, 2021
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$(620)	$1,131
Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) (Loss)

Three and Six Months Ended December 31, 2021
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI (Loss) on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Loss) (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Loss) (Effective Portion)
	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021		Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Foreign currency forward contracts	$141	$(1,336)	Operating expenses	$25	$415

Three and Six Months Ended December 31, 2020
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI (Loss) on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Loss) (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Loss) (Effective Portion)
	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020		Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
Foreign currency forward contracts	$2,833	$3,983	Operating expenses	$855	$1,067

.
NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
COVID-19 Restructuring Plan	$(369)	$(11,285)	$(815)	$(7,734)
Fiscal 2020 Restructuring Plan	(76)	(7,523)	(148)	1,202
Restructuring Plans prior to Fiscal 2020 Restructuring Plan	5	(88)	(79)	1
Acquisition-related costs	3,937	659	4,665	1,448
Other charges (recoveries)	5,720	743	5,938	833
Total	$9,217	$(17,494)	$9,561	$(4,250)
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
During the three and six months ended December 31, 2021, we recorded net recoveries of $0.4 million and $0.8 million, respectively, related to abandoned facilities and workforce reductions.
During the three and six months ended December 31, 2020, we recorded net recoveries of $13.6 million and $13.9 million, respectively, related to office space that was abandoned during the fourth quarter of Fiscal 2020 and has since been early terminated or assigned to a third party. Included in these recoveries are $9.7 million and $10.1 million, respectively, related to the reversal of lease liabilities (see note 6 "Leases"), with the remainder related to the reversal of other facility charges. Additionally, during the three and six months ended December 31, 2020, we incurred $2.3 million and $6.2 million, respectively, of charges related to abandoned facilities, workforce reductions and the write-off of fixed assets.
Since the inception of the plan, $43.9 million has been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges relating to this plan.
A reconciliation of the beginning and ending restructuring liability, which is included within "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets, for the six months ended December 31, 2021 is shown below.

COVID-19 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2021	$255	$4,010	$4,265
Accruals and adjustments	(76)	(898)	(974)
Cash payments	(136)	(60)	(196)
Foreign exchange and other non-cash adjustments	(7)	(337)	(344)
Balance payable as of December 31, 2021	$36	$2,715	$2,751
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

.
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
During the three and six months ended December 31, 2021, we recorded net recoveries of $0.1 million respectively, related to abandoned facilities and workforce reductions.
During the three and six months ended December 31, 2020, we recorded net recoveries of $12.9 million and $13.0 million, respectively, related to office space that was abandoned during the fourth quarter of Fiscal 2020 and has since been early terminated or assigned to a third party. Included in these recoveries are $8.8 million and $9.0 million, respectively, related to the reversal of lease liabilities (see note 6 "Leases"), with the remainder related to the reversal of other facility charges. Additionally, during the three and six months ended December 31, 2020, we incurred $5.4 million and $14.2 million, respectively, of charges related to abandoned facilities, workforce reductions and the write-off of fixed assets.
Since the inception of the plan, $30.2 million has been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges relating to this plan.
A reconciliation of the beginning and ending restructuring liability, which is included within "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets, for the six months ended December 31, 2021 is shown below.

Fiscal 2020 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2021	$2,217	$1,866	$4,083
Accruals and adjustments	(212)	27	(185)
Cash payments	(1,838)	(216)	(2,054)
Foreign exchange and other non-cash adjustments	(127)	33	(94)
Balance payable as of December 31, 2021	$40	$1,710	$1,750
Acquisition-related costs
Acquisition-related costs, recorded within "Special charges (recoveries)" include direct costs of potential and completed acquisitions. Acquisition-related costs for the three and six months ended December 31, 2021 were $3.9 million and $4.7 million, respectively (three and six months ended December 31, 2020—$0.7 million and $1.4 million, respectively).
Other charges (recoveries)
For the three months ended December 31, 2021, "Other charges" includes $2.0 million relating to pre-acquisition equity incentives, which upon acquisition were replaced by equivalent value cash settlements (see note 19 "Acquisitions") and $3.7 million relating to other miscellaneous charges.
For the six months ended December 31, 2021, "Other charges" includes $2.0 million relating to pre-acquisition equity incentives,which upon acquisition were replaced by equivalent value cash settlements (see note 19 "Acquisitions") and $3.9 million relating to other miscellaneous charges.
For the three and six months ended December 31, 2020. "Other charges" includes $0.7 million and $0.8 million, respectively, relating to other miscellaneous charges.

.
NOTE 19—ACQUISITIONS
Fiscal 2022 Acquisitions
Acquisition of Zix Corporation
On December 23, 2021, we acquired all of the equity interest in Zix Corporation (Zix), a leader in software as a service (SaaS) based email encryption, threat protection and compliance cloud solutions for small and medium-sized businesses (SMB). Total consideration for Zix was $896.0 million, comprised of $875.9 million paid in cash (inclusive of cash acquired) and $20.1 million, relating to the cash settlement of pre-acquisition vested share-based compensation, currently held back and unpaid in accordance with the purchase agreement. In accordance with ASC Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination. We believe the acquisition increases our position in the data protection, threat management, email security and compliance solutions spaces.
The results of operations of Zix have been consolidated with those of OpenText beginning December 23, 2021.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based on their preliminary fair values as of December 23, 2021, are set forth below:

Current assets (inclusive of cash acquired of $38.3 million)	$66,471
Non-current tangible assets	40,935
Intangible assets	374,600
Liabilities assumed	(94,045)
Total identifiable net assets	387,961
Goodwill	508,026
Net assets acquired	$895,987
The goodwill of $508.0 million is primarily attributable to the synergies expected to arise after the acquisition. There is $103.7 million of goodwill that is deductible for tax purposes.
The fair value of current assets acquired includes accounts receivable with a fair value of $19.2 million. The gross amount receivable was $19.8 million, of which $0.6 million is expected to be uncollectible.
Acquisition-related costs for Zix included in "Special charges (recoveries)" in the Condensed Consolidated Financial Statements for the three and six months ended December 31, 2021 were $2.1 million, respectively.
Also included in "Special charges (recoveries)" for the three and six months ended December 31, 2021, were $2.0 million, respectively, in other charges related to pre-acquisition equity incentives, which upon acquisition were replaced by equivalent value cash settlements to be settled in accordance with the original vesting dates (see note 18 "Special Charges (Recoveries)." As of December 31, 2021, we expect $26.7 million to be settled in cash and recorded to "Special charges (recoveries)" primarily over the next two years.
The finalization of the above purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including intangible assets and taxation-related balances as well as for potential unrecorded liabilities. We expect to finalize this determination on or before our quarter ending December 31, 2022.
Since the date of acquisition, the acquisition had no significant impact on revenues and net earnings for the three and six months ended December 31, 2021. Pro forma results of operations for this acquisition have not been presented because they are not material to our consolidated results of operations.
Acquisition of Bricata Inc.
On November 24, 2021, we acquired all of the equity interest in Bricata Inc. (Bricata) for $17.9 million. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe the acquisition strengthens our OpenText Security and Protection Cloud with Network Detection and Response technologies.
The results of operations of Bricata have been consolidated with those of OpenText beginning November 24, 2021.
Since the date of acquisition, the acquisition had no significant impact on revenues and net earnings for the three and six months ended December 31, 2021. Pro forma results of operations for this acquisition have not been presented because they are not material to our consolidated results of operations.

.
NOTE 20—ACCUMULATED OTHER COMPREHENSIVE INCOME

	Three Months Ended December 31, 2021
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of September 30, 2021	$65,316	$(543)	$(10,887)	$53,886
Other comprehensive income (loss) before reclassifications, net of tax	(21,347)	104	(1,435)	(22,678)
Amounts reclassified into net income, net of tax	—	(18)	159	141
Total other comprehensive income (loss) net, for the period	(21,347)	86	(1,276)	(22,537)
Balance as of December 31, 2021	$43,969	$(457)	$(12,163)	$31,349

	Six Months Ended December 31, 2021
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of June 30, 2021	$75,408	$830	$(10,000)	$66,238
Other comprehensive income (loss) before reclassifications, net of tax	(31,439)	(982)	(2,484)	(34,905)
Amounts reclassified into net income, net of tax	—	(305)	321	16
Total other comprehensive income (loss) net, for the period	(31,439)	(1,287)	(2,163)	(34,889)
Balance as of December 31, 2021	$43,969	$(457)	$(12,163)	$31,349

	Three Months Ended December 31, 2020
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of September 30, 2020	$55,613	$553	$(16,471)	$39,695
Other comprehensive income (loss) before reclassifications, net of tax	26,065	2,082	(981)	27,166
Amounts reclassified into net income (loss), net of tax	—	(628)	243	(385)
Total other comprehensive income (loss) net, for the period	26,065	1,454	(738)	26,781
Balance as of December 31, 2020	$81,678	$2,007	$(17,209)	$66,476

	Six Months Ended December 31, 2020
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of June 30, 2020	$32,968	$(136)	$(15,007)	$17,825
Other comprehensive income (loss) before reclassifications, net of tax	48,710	2,927	(2,686)	48,951
Amounts reclassified into net income, net of tax	—	(784)	484	(300)
Total other comprehensive income (loss) net, for the period	48,710	2,143	(2,202)	48,651
Balance as of December 31, 2020	$81,678	$2,007	$(17,209)	$66,476

.
NOTE 21—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
	2021	2020
Cash paid during the period for interest	$73,389	$75,433
Cash received during the period for interest	$1,531	$2,336
Cash paid during the period for income taxes	$60,293	$48,193
NOTE 22—OTHER INCOME (EXPENSE), NET

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Foreign exchange gains (losses)	$192	$3,476	$543	$(10)
OpenText share in net income of equity investees (1)	2,042	2,034	31,357	8,255
Loss on debt extinguishment (2)	(27,413)	—	(27,413)	—
Other miscellaneous income (expense)	142	(259)	258	(111)
Total other income (expense), net	$(25,037)	$5,251	$4,745	$8,134

(1) Represents our share in net income of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see note 9 "Prepaid Expenses and Other Assets" for more details).

(2) On December 9, 2021, we redeemed Senior Notes 2026 in full, which resulted in a loss on debt extinguishment of $27.4 million. Of this, $25.0 million related to the early termination call premium, $6.2 million related to unamortized debt issuance costs and ($3.8) million related to unamortized premium (see note 11 "Long-Term Debt" for more details).

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Basic earnings (loss) per share
Net income (loss) attributable to OpenText	$88,298	$(65,477)	$220,213	$37,899
Basic earnings (loss) per share attributable to OpenText	$0.32	$(0.24)	$0.81	$0.14
Diluted earnings (loss) per share
Net income (loss) attributable to OpenText	$88,298	$(65,477)	$220,213	$37,899
Diluted earnings (loss) per share attributable to OpenText	$0.32	$(0.24)	$0.81	$0.14
Weighted-average number of shares outstanding (in '000's)
Basic	272,112	272,433	272,078	272,210
Effect of dilutive securities	819	—	996	809
Diluted	272,931	272,433	273,074	273,019
Excluded as anti-dilutive(1)	3,108	9,549	2,845	5,762
(1) Represents options to purchase Common Shares excluded from the calculation of diluted earnings (loss) per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

.
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
During the six months ended December 31, 2021, Mr. Stephen Sadler, a member of the Board of Directors, earned $0.4 million (six months ended December 31, 2020—$17 thousand) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 25—SUBSEQUENT EVENT
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on February 2, 2022, a dividend of $0.2209 per Common Share. The record date for this dividend is March 4, 2022 and the payment date is March 25, 2022. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.

.
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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, "might", "will" and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal year beginning July 1, 2021 and ending June 30, 2022 (Fiscal 2022) and July 1, 2022 and ending June 30, 2023 (Fiscal 2023) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and business planning process; (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases and the timing thereof; (viii) the Company’s financial condition, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) acquisitions and their expected impact, including our ability to successfully integrate the assets we acquire or utilize such assets to their full capacity, including those acquired in connection with the acquisition of Zix Corporation (see note 19 "Acquisitions" to our Condensed Consolidated Financial Statements for more details); (xxiii) tax audits; and (xxiv) other matters.
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) actual and potential risks and uncertainties relating to the ultimate geographic spread of COVID-19, the severity of the disease and the duration of the COVID-19 pandemic and issues relating to the resurgence of COVID-19 and/or new strains of COVID-19, including potential material adverse effects on our business, operations and financial performance; (ii) actions that have been and may be taken by governmental authorities to contain the COVID-19 pandemic or to treat its impact on our business (or failure to implement additional stimulus programs) and the availability, effectiveness and use of treatments and vaccines (including the effectiveness of boosters); (iii) the actual and potential negative impacts of COVID-19 on the global economy and financial markets; (iv) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (v) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses, including the acquisition of Zix Corporation, (vi) the potential for the incurrence of or assumption of debt in connection with acquisitions and the impact on the ratings or outlooks of rating agencies on our outstanding debt securities; (vii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (viii) the risks

.
associated with bringing new products and services to market; (ix) fluctuations in currency exchange rates (including as a result of the impact of Brexit and any policy changes resulting from trade and tariff disputes); (x) delays in the purchasing decisions of the Company’s customers; (xi) competition the Company faces in its industry and/or marketplace; (xii) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xiii) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xiv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xv) the continuous commitment of the Company’s customers; (xvi) demand for the Company’s products and services; (xvii) increase in exposure to international business risks (including as a result of the impact of Brexit and any policy changes resulting from the transition from the North American Free Trade Agreement to the United States-Mexico-Canada Agreement) as we continue to increase our international operations; (xviii) inability to raise capital at all or on not unfavorable terms in the future; (xix) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xx) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement including General Data Protection Regulation (GDPR), California Consumer Privacy Act, California Privacy Rights Act, Virginia Consumer Data Protection Act, Colorado Privacy Act, and Country by Country Reporting (including with respect to transferring personal data outside of the EEA, as a result of the recent ruling of the Court of Justice of the European Union (CJEU) that the EU-US Privacy Shield is an invalid data transfer mechanism and that Standard Contractual Clauses (SCCs) are a valid transfer mechanism unless the country to which personal data is exported restricts the ability to comply with such Clauses and the new SCCs published by the European Commission to meet the requirements of GDPR and such CJEU decision known as Schrems II); (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company's offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic (including COVID-19) due to remote working arrangements; and (xiv) failure to attract and retain key personnel to develop and effectively manage the Company's business.
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
All dollar and percentage comparisons made herein refer to the three and six months ended December 31, 2021 compared with the three and six months ended December 31, 2020, unless otherwise noted.
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.

.
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
Our comprehensive Information Management platform and services provide secure and scalable solutions for global companies, small and medium-sized businesses (SMBs), governments and consumers around the world. We have a complete and integrated portfolio of Information Management solutions delivered at scale in the OpenText Cloud, helping organizations master modern work, power modern experiences and optimize their digital supply chains. To do this, we bring together our Content Cloud, Business Network Cloud, Experience Cloud, Security and Protection Cloud and Developer Cloud. We also accelerate information modernization with intelligent tools and services for moving off paper, automating classification and building clean data lakes for Artificial Intelligence (AI), analytics and automation.
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
As of December 31, 2021, we employed a total of approximately 15,000 individuals, of which 7,300 or 49% are in the Americas, 2,700 or 18% are in EMEA and 5,000 or 33% are in Asia Pacific. Currently, we have employees in 35 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. Please see "Results of Operations" below for our definitions of geographic regions.
Quarterly Summary:
During the second quarter of Fiscal 2022 we saw the following activity:
•Total revenue was $876.8 million, up 2.5% compared to the same period in the prior fiscal year; up 2.7% after factoring in the unfavorable impact of $2.0 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $699.8 million, up 2.2% compared to the same period in the prior fiscal year; up 2.3% after factoring in the unfavorable impact of $0.7 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $364.9 million, up 4.1% compared to the same period in the prior fiscal year; up 4.2% after factoring in the unfavorable impact of $0.1 million of foreign exchange rate changes.
•GAAP-based gross margin was 70.2% compared to 70.5% in the same period in the prior fiscal year.
•Non-GAAP-based gross margin was 76.4% compared to 77.1% in the same period in the prior fiscal year.
•GAAP-based net income (loss) attributable to OpenText was $88.3 million compared to ($65.5) million in the same period in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $242.1 million compared to $260.5 million in the same period in the prior fiscal year.
•GAAP-based earnings (loss) per share (EPS), diluted, was $0.32 compared to ($0.24) in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $0.89 compared to $0.95 in the same period in the prior fiscal year.
•Adjusted EBITDA was $343.5 million compared to $360.8 million in the same period in the prior fiscal year.
•Operating cash flow was $406.3 million for the six months ended December 31, 2021 compared to $516.4 million in the same period in the prior fiscal year, down 21.3%.

.
•Cash and cash equivalents were $1,511.8 million as of December 31, 2021, compared to $1,607.3 million as of June 30, 2021.
•Acquired Zix Corporation (Zix) for total consideration of $896.0 million, comprised of $875.9 million paid in cash (inclusive of $38.3 million of cash acquired) and $20.1 million currently held back and unpaid.
•Issued $850 million in aggregate principal amount of 3.875% Senior Notes due 2029 and $650 million in aggregate principal amount of 4.125% Senior Notes due 2031. A portion of the net proceeds was used to redeem in full our outstanding Senior Notes 2026 (defined herein) in the principal amount of $850 million.
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
Acquisition of Zix Corporation
On December 23, 2021, we acquired all of the equity interest in Zix, a leader in software as a service (SaaS) based email encryption, threat protection and compliance cloud solutions for SMBs. Total consideration for Zix was $896.0 million, comprised of $875.9 million paid in cash (inclusive of $38.3 million of cash acquired) and $20.1 million, relating to the cash settlement of pre-acquisition vested share-based compensation, currently held back and unpaid in accordance with the purchase agreement. We believe the acquisition increases our position in the data protection, threat management, email security and compliance solutions spaces. The results of operations of Zix have been consolidated with those of OpenText beginning December 23, 2021.
Acquisition of Bricata Inc.
On November 24, 2021, we acquired all of the equity interest in Bricata Inc. (Bricata) for $17.9 million. We believe the acquisition strengthens our OpenText Security and Protection Cloud with Network Detection and Response technologies. The results of operations of Bricata have been consolidated with those of OpenText beginning November 24, 2021.
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
We continue to conduct business with substantial modifications to employee travel and work locations and also virtualization of sales and marketing events, which we expect to remain in place throughout Fiscal 2022, along with substantially modified interactions with customers and suppliers, among other modifications. We will continue to actively monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including customer purchasing decisions, and may take further actions that alter our business operations as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers, and shareholders. It is uncertain and difficult to predict what the potential effects any such alterations or modifications may have on our business including the effects on our customers and prospects, or our financial results and our ability to successfully execute our business strategies and initiatives.

.
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
We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our installed customer base, which includes Global 10,000 companies (G10K), SMB and consumers. The G10K are the world's largest companies, typically those with greater than two billion dollars in revenues, as well as the world's largest governments and organizations. More valuable products, coupled with the OpenText Digital Zone and global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. On a fiscal year-to-date basis, we have invested $203.8 million or 11.9% of revenue in R&D, in line with our target to spend 12% to 14% of revenues for R&D this fiscal year.
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

.
We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to items such as special charges, restructurings, asset impairments and other non-recurring costs. As of December 31, 2021, we have recorded certain estimates in our Condensed Consolidated Financial Statements resulting from the pandemic, particularly with respect to the COVID-19 Restructuring Plan and allowance for credit losses, based on management's estimates and assumptions utilizing the most currently available information. Such estimates may be subject to change particularly given the unprecedented nature of the COVID-19 pandemic. Please also see "Risk Factors" included within Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021.
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

.
Summary of Results of Operations

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Total Revenues by Product Type:
Cloud services and subscriptions	$364,886	$14,432	$350,454	$721,475	$30,035	$691,440
Customer support	334,875	383	334,492	670,112	6,221	663,891
License	109,493	2,145	107,348	183,022	7,151	175,871
Professional service and other	67,545	4,195	63,350	134,498	6,043	128,455
Total revenues	876,799	21,155	855,644	1,709,107	49,450	1,659,657
Total Cost of Revenues	261,181	8,619	252,562	519,304	17,817	501,487
Total GAAP-based Gross Profit	615,618	12,536	603,082	1,189,803	31,633	1,158,170
Total GAAP-based Gross Margin %	70.2%		70.5%	69.6%		69.8%
Total GAAP-based Operating Expenses	422,734	54,122	368,612	814,230	72,886	741,344
Total GAAP-based Income from Operations	$192,884	$(41,586)	$234,470	$375,573	$(41,253)	$416,826

% Revenues by Product Type:
Cloud services and subscriptions	41.6%		41.0%	42.2%		41.7%
Customer support	38.2%		39.1%	39.2%		40.0%
License	12.5%		12.5%	10.7%		10.6%
Professional service and other	7.7%		7.4%	7.9%		7.7%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$122,129	$4,247	$117,882	$241,908	$11,402	$230,506
Customer support	29,668	—	29,668	59,151	289	58,862
License	3,741	(561)	4,302	7,710	919	6,791
Professional service and other	53,041	6,422	46,619	104,766	11,566	93,200
Amortization of acquired technology-based intangible assets	52,602	(1,489)	54,091	105,769	(6,359)	112,128
Total cost of revenues	$261,181	$8,619	$252,562	$519,304	$17,817	$501,487

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	66.5%		66.4%	66.5%		66.7%
Customer support	91.1%		91.1%	91.2%		91.1%
License	96.6%		96.0%	95.8%		96.1%
Professional service and other	21.5%		26.4%	22.1%		27.4%

Total Revenues by Geography:(1)
Americas (2)	$535,306	$18,454	$516,852	$1,054,998	$29,490	$1,025,508
EMEA (3)	267,222	(3,799)	271,021	511,819	14,863	496,956
Asia Pacific (4)	74,271	6,500	67,771	142,290	5,097	137,193
Total revenues	$876,799	$21,155	$855,644	$1,709,107	$49,450	$1,659,657
% Revenues by Geography:
Americas (2)	61.1%		60.4%	61.7%		61.8%
EMEA (3)	30.5%		31.7%	29.9%		29.9%
Asia Pacific (4)	8.4%		7.9%	8.4%		8.3%

Other Metrics:
GAAP-based gross margin	70.2%		70.5%	69.6%		69.8%
Non-GAAP-based gross margin (5)	76.4%		77.1%	76.1%		76.8%
Net income (loss), attributable to OpenText	$88,298		$(65,477)	$220,213		$37,899
GAAP-based earnings (loss) per share, diluted	$0.32		$(0.24)	$0.81		$0.14
Non-GAAP-based EPS, diluted (5)	$0.89		$0.95	$1.72		$1.84
Adjusted EBITDA (5)	$343,518		$360,755	$666,871		$703,094
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

.
Revenues, Cost of Revenues and Gross Margin by Product Type
1)    Cloud Services and Subscriptions:
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced B2B integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as platform as a service (PaaS), SaaS, cloud subscriptions and managed services. For the quarter ended December 31, 2021, our cloud renewal rate, excluding the impact of Carbonite Inc. (Carbonite), was approximately 93%, compared to approximately 96% for the quarter ended December 31, 2020.
Cost of Cloud services and subscriptions revenues is comprised primarily of third party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs, and some third party royalty costs.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Cloud Services and Subscriptions:
Americas	$273,485	$13,338	$260,147	$541,578	$25,876	$515,702
EMEA	64,427	(96)	64,523	127,113	1,535	125,578
Asia Pacific	26,974	1,190	25,784	52,784	2,624	50,160
Total Cloud Services and Subscriptions Revenues	364,886	14,432	350,454	721,475	30,035	691,440
Cost of Cloud Services and Subscriptions Revenues	122,129	4,247	117,882	241,908	11,402	230,506
GAAP-based Cloud Services and Subscriptions Gross Profit	$242,757	$10,185	$232,572	$479,567	$18,633	$460,934
GAAP-based Cloud Services and Subscriptions Gross Margin %	66.5%		66.4%	66.5%		66.7%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	75.0%		74.2%	75.1%		74.6%
EMEA	17.7%		18.4%	17.6%		18.2%
Asia Pacific	7.3%		7.4%	7.3%		7.2%
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
Cloud services and subscriptions revenues increased by $14.4 million or 4.1% during the three months ended December 31, 2021 as compared to the same period in the prior fiscal year; up 4.2% after factoring in the unfavorable impact of $0.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $13.3 million and an increase in Asia Pacific of $1.2 million, partially offset by a decrease in EMEA of $0.1 million.
There were 27 cloud services contracts greater than $1.0 million that closed during the second quarter of Fiscal 2022, compared to 15 contracts during the second quarter of Fiscal 2021.
Cost of Cloud services and subscriptions revenues increased by $4.2 million during the three months ended December 31, 2021 as compared to the same period in the prior fiscal year. This was primarily due to an increase in third party network usage fees of $3.1 million, an increase in labour-related costs of $0.7 million and an increase in other miscellaneous costs of $0.4 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 67% from 66%.
Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020
Cloud services and subscriptions revenues increased by $30.0 million or 4.3% during the six months ended December 31, 2021 as compared to the same period in the prior fiscal year; up 3.9% after factoring in the favorable impact of $3.3 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $25.9 million, an increase in Asia Pacific of $2.6 million and an increase in EMEA of $1.5 million.
There were 43 cloud services contracts greater than $1.0 million that closed during the first six months of Fiscal 2022, compared to 21 contracts during the first six months of Fiscal 2021.
Cost of Cloud services and subscriptions revenues increased by $11.4 million during the six months ended December 31, 2021 as compared to the same period in the prior fiscal year. This was primarily due to an increase in third party network usage

.
fees of $6.5 million, an increase in labour-related costs of $3.8 million and an increase in other miscellaneous costs of $1.1 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues remained stable at 67%.
2)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the quarter ended December 31, 2021, our Customer support renewal rate was approximately 94%, consistent with the quarter ended December 31, 2020.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Customer Support Revenues:
Americas	$185,634	$(1,300)	$186,934	$370,098	$(3,927)	$374,025
EMEA	121,089	804	120,285	242,912	6,897	236,015
Asia Pacific	28,152	879	27,273	57,102	3,251	53,851
Total Customer Support Revenues	334,875	383	334,492	670,112	6,221	663,891
Cost of Customer Support Revenues	29,668	—	29,668	59,151	289	58,862
GAAP-based Customer Support Gross Profit	$305,207	$383	$304,824	$610,961	$5,932	$605,029
GAAP-based Customer Support Gross Margin %	91.1%		91.1%	91.2%		91.1%

% Customer Support Revenues by Geography:
Americas	55.4%		55.9%	55.2%		56.3%
EMEA	36.2%		36.0%	36.2%		35.6%
Asia Pacific	8.4%		8.1%	8.6%		8.1%
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
Customer support revenues increased by $0.4 million or 0.1% during the three months ended December 31, 2021 as compared to the same period in the prior fiscal year; up 0.3% after factoring in the unfavorable impact of $0.5 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Asia Pacific of $0.9 million and an increase in EMEA of $0.8 million, partially offset by a decrease in Americas of $1.3 million.
Cost of Customer support revenues were stable during the three months ended December 31, 2021 as compared to the same period in the prior fiscal year. Overall, the gross margin percentage on Customer support revenues remained stable at 91%.
Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020
Customer support revenues increased by $6.2 million or 0.9% during the six months ended December 31, 2021 as compared to the same period in the prior fiscal year; constant after factoring in the favorable impact of $6.2 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $6.9 million and an increase in Asia Pacific of $3.3 million, partially offset by a decrease in Americas of $3.9 million.
Cost of Customer support revenues increased by $0.3 million during the six months ended December 31, 2021 as compared to the same period in the prior fiscal year. This was primarily due to an increase in other miscellaneous costs of $0.8 million, partially offset by a decrease in labour-related costs of $0.5 million. Overall, the gross margin percentage on Customer support revenues remained stable at 91%.

.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
License Revenues:
Americas	$46,786	$4,446	$42,340	$83,579	$7,513	$76,066
EMEA	51,626	(5,387)	57,013	82,473	2,330	80,143
Asia Pacific	11,081	3,086	7,995	16,970	(2,692)	19,662
Total License Revenues	109,493	2,145	107,348	183,022	7,151	175,871
Cost of License Revenues	3,741	(561)	4,302	7,710	919	6,791
GAAP-based License Gross Profit	$105,752	$2,706	$103,046	$175,312	$6,232	$169,080
GAAP-based License Gross Margin %	96.6%		96.0%	95.8%		96.1%

% License Revenues by Geography:
Americas	42.7%		39.4%	45.7%		43.3%
EMEA	47.2%		53.1%	45.1%		45.6%
Asia Pacific	10.1%		7.5%	9.2%		11.1%
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
License revenues increased by $2.1 million or 2.0% during the three months ended December 31, 2021 as compared to the same period in the prior fiscal year; up 3.0% after factoring in the unfavorable impact of $1.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase Americas of $4.4 million and an increase in Asia Pacific of $3.1 million, partially offset by a decrease in EMEA of $5.4 million.
During the second quarter of Fiscal 2022, we closed 32 license contracts greater than $0.5 million, of which 15 contracts were greater than $1.0 million, contributing $41.4 million of License revenues. This was compared to 36 license contracts greater than $0.5 million during the second quarter of Fiscal 2021, of which 9 contracts were greater than $1.0 million, contributing $32.7 million of License revenues.
Cost of License revenues decreased by $0.6 million during the three months ended December 31, 2021 as compared to the same period in the prior fiscal year as a result of lower third party technology costs. Overall, the gross margin percentage on License revenues increased to 97% from 96%.
Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020
License revenues increased by $7.2 million or 4.1% during the six months ended December 31, 2021 as compared to the same period in the prior fiscal year; up 4.1% after factoring in the insignificant impact of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $7.5 million and an increase in EMEA of $2.3 million, partially offset by a decrease in Asia Pacific of $2.7 million.
During the first six months of Fiscal 2022, we closed 49 license contracts greater than $0.5 million, of which 24 contracts were greater than $1.0 million, contributing $62.3 million of License revenues. This was compared to 51 license contracts greater than $0.5 million during the first six months of Fiscal 2021, of which 15 contracts were greater than $1.0 million, contributing $47.5 million of License revenues.
Cost of License revenues increased by $0.9 million during the six months ended December 31, 2021 as compared to the same period in the prior fiscal year as a result of higher third party technology costs. Overall, the gross margin percentage on License revenues remained stable at 96%.
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

.
Cost of Professional service and other revenues consists primarily of the costs of providing integration, configuration and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third party subcontracting.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Professional Service and Other Revenues:
Americas	$29,401	$1,970	$27,431	$59,743	$28	$59,715
EMEA	30,080	880	29,200	59,321	4,101	55,220
Asia Pacific	8,064	1,345	6,719	15,434	1,914	13,520
Total Professional Service and Other Revenues	67,545	4,195	63,350	134,498	6,043	128,455
Cost of Professional Service and Other Revenues	53,041	6,422	46,619	104,766	11,566	93,200
GAAP-based Professional Service and Other Gross Profit	$14,504	$(2,227)	$16,731	$29,732	$(5,523)	$35,255
GAAP-based Professional Service and Other Gross Margin %	21.5%		26.4%	22.1%		27.4%

% Professional Service and Other Revenues by Geography:
Americas	43.5%		43.3%	44.4%		46.5%
EMEA	44.5%		46.1%	44.1%		43.0%
Asia Pacific	12.0%		10.6%	11.5%		10.5%
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
Professional service and other revenues increased by $4.2 million or 6.6% during the three months ended December 31, 2021 as compared to the same period in the prior fiscal year; up 7.0% after factoring in the unfavorable impact of $0.2 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $2.0 million, an increase in Asia Pacific of $1.3 million and an increase in EMEA of $0.9 million.
Cost of Professional service and other revenues increased by $6.4 million during the three months ended December 31, 2021 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $6.4 million. Overall, the gross margin percentage on Professional service and other revenues decreased to 22% from 26%.
Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020
Professional service and other revenues increased by $6.0 million or 4.7% during the six months ended December 31, 2021 as compared to the same period in the prior fiscal year; up 3.9% after factoring in the favorable impact of $1.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $4.1 million and an increase in Asia Pacific of $1.9 million.
Cost of Professional service and other revenues increased by $11.6 million during the six months ended December 31, 2021 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $11.6 million. Overall, the gross margin percentage on Professional service and other revenues decreased to 22% from 27%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Amortization of acquired technology-based intangible assets	$52,602	$(1,489)	$54,091	$105,769	$(6,359)	$112,128
Amortization of acquired technology-based intangible assets decreased during the three months ended December 31, 2021 by $1.5 million as compared to the same period in the prior fiscal year, primarily due to intangible assets from previous acquisitions becoming fully amortized.

.
Amortization of acquired technology-based intangible assets decreased during the six months ended December 31, 2021 by $6.4 million as compared to the same period in the prior fiscal year, primarily due to intangible assets from previous acquisitions becoming fully amortized.
Operating Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Research and development	$103,622	$3,384	$100,238	$203,787	$9,646	$194,141
Sales and marketing	163,938	16,041	147,897	310,178	29,881	280,297
General and administrative	71,513	8,748	62,765	142,990	24,036	118,954
Depreciation	21,779	1,499	20,280	43,165	882	42,283
Amortization of acquired customer-based intangible assets	52,665	(2,261)	54,926	104,549	(5,370)	109,919
Special charges (recoveries)	9,217	26,711	(17,494)	9,561	13,811	(4,250)
Total operating expenses	$422,734	$54,122	$368,612	$814,230	$72,886	$741,344

% of Total Revenues:
Research and development	11.8%		11.7%	11.9%		11.7%
Sales and marketing	18.7%		17.3%	18.1%		16.9%
General and administrative	8.2%		7.3%	8.4%		7.2%
Depreciation	2.5%		2.4%	2.5%		2.5%
Amortization of acquired customer-based intangible assets	6.0%		6.4%	6.1%		6.6%
Special charges (recoveries)	1.1%		(2.0)%	0.6%		(0.3)%
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

	Change between Three Months Ended December 31, 2021 and 2020	Change between Six Months Ended December 31, 2021 and 2020
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$5,449	$14,517
Contract labour and consulting	55	(45)
Share-based compensation	(55)	537
Travel and communication	49	53
Facilities	(2,517)	(5,839)
Other miscellaneous	403	423
Total change in research and development expenses	$3,384	$9,646
Research and development expenses increased by $3.4 million during the three months ended December 31, 2021 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $5.4 million, including the impact of the compensation restoration discussed under "Impacts of COVID-19" above. Additionally, other miscellaneous costs increased by $0.4 million. These increases were partially offset by reductions in facility-related expenses of $2.5 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable compared to the same period in the prior fiscal year at 12%.
Research and development expenses increased by $9.6 million during the six months ended December 31, 2021 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $14.5 million, including the impact of the compensation restoration discussed under "Impacts of COVID-19" above. Additionally, share-based compensation expense increased by $0.5 million and other miscellaneous costs increased by $0.4 million. These increases were partially offset by reductions in facility-related expenses of $5.8 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable compared to the same period in the prior fiscal year at 12%.
Our research and development labour resources increased by 257 employees, from 4,107 employees at December 31, 2020 to 4,364 employees at December 31, 2021.

.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Three Months Ended December 31, 2021 and 2020	Change between Six Months Ended December 31, 2021 and 2020
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$12,554	$24,115
Commissions	3,583	6,830
Contract labour and consulting	31	314
Share-based compensation	49	602
Travel and communication	751	890
Marketing expenses	3,035	4,306
Facilities	(1,285)	(2,970)
Credit loss expense (recovery)	(3,342)	(5,125)
Other miscellaneous	665	919
Total change in sales and marketing expenses	$16,041	$29,881
Sales and marketing expenses increased by $16.0 million during the three months ended December 31, 2021 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $12.6 million, including the impact of the compensation restoration discussed under "Impacts of COVID-19" above. Additionally, commissions increased by $3.6 million, marketing expenses increased by $3.0 million, travel and communication expenses increased by $0.8 million and other miscellaneous costs increased by $0.7 million. These increases were partially offset by reductions in credit loss expense of $3.3 million and reductions in facility-related expenses of $1.3 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 19% from 17% in the same period in the prior fiscal year.
Sales and marketing expenses increased by $29.9 million during the six months ended December 31, 2021 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $24.1 million, including the impact of the compensation restoration discussed under "Impacts of COVID-19" above. Additionally, commissions increased by $6.8 million, marketing expenses increased by $4.3 million, other miscellaneous costs increased by $0.9 million and travel and communication expensed increased by $0.9 million. These increases were partially offset by reductions in credit loss expense of $5.1 million and reductions in facility-related expenses of $3.0 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 18% from 17% in the same period in the prior fiscal year.
Our sales and marketing labour resources increased by 302 employees, from 2,415 employees at December 31, 2020 to 2,717 employees at December 31, 2021.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Three Months Ended December 31, 2021 and 2020	Change between Six Months Ended December 31, 2021 and 2020
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$10,802	$21,610
Contract labour and consulting	1,550	3,107
Share-based compensation	244	743
Travel and communication	1,701	2,162
Facilities	866	—
Other miscellaneous	(6,415)	(3,586)
Total change in general and administrative expenses	$8,748	$24,036
General and administrative expenses increased by $8.7 million during the three months ended December 31, 2021 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $10.8 million, including the impact of the compensation restoration discussed under "Impacts of COVID-19" above. Additionally, travel and communication expenses increased by $1.7 million, contract labour and consulting increased by $1.6 million, facility related expenses increased by $0.9 million and shared-based compensation increased by $0.2 million. These increases were partially offset by reductions in other miscellaneous costs, which

.
include professional fees such as legal, audit and tax related expenses, of $6.4 million. Overall, general and administrative expenses, as a percentage of total revenues, increased to 8% from 7% in the same period in the prior fiscal year.
General and administrative expenses increased by $24.0 million during the six months ended December 31, 2021 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $21.6 million, including the impact of the compensation restoration discussed under "Impacts of COVID-19" above. Additionally, contract labour and consulting increased by $3.1 million, travel and communication expenses increased by $2.2 million and share-based compensation increased by $0.7 million. These increases were partially offset by reductions in other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses of $3.6 million. Overall, general and administrative expenses, as a percentage of total revenues, increased to 8% from 7% in the same period in the prior fiscal year.
Our general and administrative labour resources increased by 127 employees, from 1,865 employees at December 31, 2020 to 1,992 employees at December 31, 2021.
Depreciation expenses:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Depreciation	$21,779	$1,499	$20,280	$43,165	$882	$42,283
Depreciation expenses increased during the three and six months ended December 31, 2021 by $1.5 million and $0.9 million, respectively as compared to the same periods in the prior fiscal year.
Depreciation expenses, as a percentage of total revenue remained stable for the three and six months ended December 31, 2021 at 2% and 3%, respectively, compared to the same periods in the prior fiscal year.
Amortization of acquired customer-based intangible assets:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Amortization of acquired customer-based intangible assets	$52,665	$(2,261)	$54,926	$104,549	$(5,370)	$109,919
Amortization of acquired customer-based intangible assets decreased during the three months ended December 31, 2021 by $2.3 million as compared to the same period in the prior fiscal year, primarily due to intangible assets from previous acquisitions becoming fully amortized.
Amortization of acquired customer-based intangible assets decreased during the six months ended December 31, 2021 by $5.4 million as compared to the same period in the prior fiscal year, primarily due to intangible assets from previous acquisitions becoming fully amortized.
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

.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Special charges (recoveries)	$9,217	$26,711	$(17,494)	$9,561	$13,811	$(4,250)
Special charges (recoveries) increased by $26.7 million during the three months ended December 31, 2021, primarily due to the net recoveries recognized in the comparative period, resulting in an increase in restructuring activities of $18.4 million, primarily related to the COVID-19 and Fiscal 2020 restructuring plans. Additionally, acquisition related costs increased by $3.3 million and other miscellaneous charges increased by $5.0 million, primarily driven by $2.0 million pre-acquisition equity incentives, which upon acquisition were replaced by equivalent value cash settlements (see note 19 "Acquisitions" to our Condensed Consolidated Financial Statements) compared to the same period in the prior fiscal year.
Special charges (recoveries) increased by $13.8 million during the six months ended December 31, 2021 as compared to the same period in the prior fiscal year. This was primarily due to the net recoveries recognized in the comparative period, resulting in an increase in restructuring activities of $5.5 million, primarily related to the COVID-19 and Fiscal 2020 restructuring plans. Additionally, acquisition related costs increased by $3.2 million and other miscellaneous charges increased by $5.1 million, primarily driven by $2.0 million pre-acquisition equity incentives, which upon acquisition were replaced by equivalent value cash settlements (see note 19 "Acquisitions" to our Condensed Consolidated Financial Statements) compared to the same period in the prior fiscal year.
For more details on Special charges (recoveries), see note 18 "Special Charges (Recoveries)" to our Condensed Consolidated Financial Statements.
Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Foreign exchange gains (losses)	$192	$(3,284)	$3,476	$543	$553	$(10)
OpenText share in net income (loss) of equity investees (1)	2,042	8	2,034	31,357	23,102	8,255
Loss on debt extinguishment (2)	(27,413)	(27,413)	—	(27,413)	(27,413)	—
Other miscellaneous income (expense)	142	401	(259)	258	369	(111)
Total other income (expense), net	$(25,037)	$(30,288)	$5,251	$4,745	$(3,389)	$8,134
(1) Represents our share in net income of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see note 9 "Prepaid Expenses and Other Assets" to our Condensed Consolidated Financial Statements for more details).
(2) On December 9, 2021, we redeemed Senior Notes 2026 in full, which resulted in a loss on debt extinguishment of $27.4 million. Of this, $25.0 million related to the early termination call premium, $6.2 million related to unamortized debt issuance costs and ($3.8) million related to unamortized premium (see note 11 "Long-Term Debt" to our Condensed Consolidated Financial Statements for more details).

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Interest expense related to total outstanding debt (1)	$38,414	$2,103	$36,311	$73,978	$(474)	$74,452
Interest income	(693)	434	(1,127)	(1,531)	805	(2,336)
Other miscellaneous expense	2,524	113	2,411	4,853	285	4,568
Total interest and other related expense, net	$40,245	$2,650	$37,595	$77,300	$616	$76,684

(1) For more details see note 11 "Long-Term Debt" to our Condensed Consolidated Financial Statements.

.
Provision for (Recovery of) Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2021	Change increase (decrease)	2020	2021	Change increase (decrease)	2020
Provision for (recovery of) income taxes	$39,266	$(228,293)	$267,559	$82,716	$(227,587)	$310,303
The effective tax rate decreased to a provision of 30.8% for the three months ended December 31, 2021, compared to a provision of 132.4% for the three months ended December 31, 2020. Tax expense decreased from $267.6 million during the three months ended December 31, 2020 to $39.3 million during the three months ended December 31, 2021. This was primarily due to (i) a decrease of $299.3 million related to Internal Revenue Service (IRS) settlements in Fiscal 2021, (ii) a decrease of $20.2 million relating to lower net income before taxes including the impact of foreign rates, (iii) a decrease of $7.3 million related to differences in tax filings being lower than estimates and (iv) a decrease of $6.0 million related to the US Base Erosion and Anti-Abuse Tax (US BEAT). These were partially offset by (i) an increase of $93.4 million for changes in unrecognized tax benefits and (ii) an increase of $4.9 million related to tax benefits of internal reorganizations in Fiscal 2021 that did not reoccur in Fiscal 2022. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate decreased to a provision of 27.3% for the six months ended December 31, 2021, compared to a provision of 89.1% for the six months ended December 31, 2020. Tax expense decreased from $310.3 million during the six months ended December 31, 2020 to $82.7 million during the six months ended December 31, 2021. This was primarily due to (i) a decrease of $299.3 million related to IRS settlements in Fiscal 2021, (ii) a decrease of $12.0 million relating to lower net income before taxes including the impact of the foreign rates, (iii) a decrease of $10.5 million related to differences in tax filings being lower than estimates and (iv) a decrease of $10.1 million related to US BEAT. These were partially offset by (i) an increase of $89.8 million for changes in unrecognized tax benefits and (ii) an increase of $12.5 million related to tax benefits of internal reorganizations in Fiscal 2021 that did not reoccur in Fiscal 2022. The remainder of the difference was due to normal course movements and non-material items.
For information on certain potential tax contingencies, including the CRA matter, see note 14 "Guarantees and Contingencies" and note 15 "Income Taxes" to our Condensed Consolidated Financial Statements. Please also see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021.

.
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

.
Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2021
(In thousands, except for per share data)

	Three Months Ended December 31, 2021
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$122,129		$(897)	(1)	$121,232
Customer support	29,668		(409)	(1)	29,259
Professional service and other	53,041		(647)	(1)	52,394
Amortization of acquired technology-based intangible assets	52,602		(52,602)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	615,618	70.2%	54,555	(3)	670,173	76.4%
Operating expenses
Research and development	103,622		(2,652)	(1)	100,970
Sales and marketing	163,938		(5,006)	(1)	158,932
General and administrative	71,513		(4,798)	(1)	66,715
Amortization of acquired customer-based intangible assets	52,665		(52,665)	(2)	—
Special charges (recoveries)	9,217		(9,217)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	192,884		128,893	(5)	321,777
Other income (expense), net	(25,037)		25,037	(6)	—
Provision for (recovery of) income taxes	39,266		148	(7)	39,414
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	88,298		153,782	(8)	242,080
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.32		$0.57	(8)	$0.89

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)	Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.
(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
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

.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended December 31, 2021
		Per share diluted
GAAP-based net income, attributable to OpenText	$88,298	$0.32
Add:
Amortization	105,267	0.39
Share-based compensation	14,409	0.05
Special charges (recoveries)	9,217	0.03
Other (income) expense, net	25,037	0.09
GAAP-based provision for (recovery of) income taxes	39,266	0.15
Non-GAAP-based provision for income taxes	(39,414)	(0.14)
Non-GAAP-based net income, attributable to OpenText	$242,080	$0.89
Reconciliation of Adjusted EBITDA

Three Months Ended December 31, 2021
GAAP-based net income, attributable to OpenText	$88,298
Add:
Provision for (recovery of) income taxes	39,266
Interest and other related expense, net	40,245
Amortization of acquired technology-based intangible assets	52,602
Amortization of acquired customer-based intangible assets	52,665
Depreciation	21,779
Share-based compensation	14,409
Special charges (recoveries)	9,217
Other (income) expense, net	25,037
Adjusted EBITDA	$343,518

.
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
(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 132% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense. The GAAP-based tax provision rate for the three months ended December 31, 2020 includes an income tax provision charge from IRS settlements partially offset by a tax benefit from the release of unrecognized tax benefits due to the conclusion of relevant tax audits.

.

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

.
Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2021
(In thousands, except for per share data)

	Six Months Ended December 31, 2021
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$241,908		$(1,804)	(1)	$240,104
Customer support	59,151		(1,130)	(1)	58,021
Professional service and other	104,766		(1,368)	(1)	103,398
Amortization of acquired technology-based intangible assets	105,769		(105,769)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,189,803	69.6%	110,071	(3)	1,299,874	76.1%
Operating expenses
Research and development	203,787		(5,586)	(1)	198,201
Sales and marketing	310,178		(9,616)	(1)	300,562
General and administrative	142,990		(8,839)	(1)	134,151
Amortization of acquired customer-based intangible assets	104,549		(104,549)	(2)	—
Special charges (recoveries)	9,561		(9,561)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	375,573		248,222	(5)	623,795
Other income (expense), net	4,745		(4,745)	(6)	—
Provision for (recovery of) income taxes	82,716		(6,207)	(7)	76,509
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	220,213		249,684	(8)	469,897
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.81		$0.91	(8)	$1.72

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)	Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.
(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
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

.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2021
		Per share diluted
GAAP-based net income, attributable to OpenText	$220,213	$0.81
Add:
Amortization	210,318	0.77
Share-based compensation	28,343	0.10
Special charges (recoveries)	9,561	0.04
Other (income) expense, net	(4,745)	(0.02)
GAAP-based provision for (recovery of) income taxes	82,716	0.30
Non-GAAP-based provision for income taxes	(76,509)	(0.28)
Non-GAAP-based net income, attributable to OpenText	$469,897	$1.72
Reconciliation of Adjusted EBITDA

Six Months Ended December 31, 2021
GAAP-based net income, attributable to OpenText	$220,213
Add:
Provision for (recovery of) income taxes	82,716
Interest and other related expense, net	77,300
Amortization of acquired technology-based intangible assets	105,769
Amortization of acquired customer-based intangible assets	104,549
Depreciation	43,165
Share-based compensation	28,343
Special charges (recoveries)	9,561
Other (income) expense, net	(4,745)
Adjusted EBITDA	$666,871

.
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
(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 89% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense. The GAAP-based tax provision rate for the six months ended December 31, 2020 includes an income tax provision charge from IRS settlements partially offset by a tax benefit from the release of unrecognized tax benefits due to the conclusion of relevant tax audits.

.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2020
		Per share diluted
GAAP-based net income, attributable to OpenText	$37,899	$0.14
Add:
Amortization	222,047	0.81
Share-based compensation	26,262	0.10
Special charges (recoveries)	(4,250)	(0.02)
Other (income) expense, net	(8,134)	(0.03)
GAAP-based provision for (recovery of) income taxes	310,303	1.14
Non-GAAP-based provision for income taxes	(81,788)	(0.30)
Non-GAAP-based net income, attributable to OpenText	$502,339	$1.84
Reconciliation of Adjusted EBITDA

Six Months Ended December 31, 2020
GAAP-based net income, attributable to OpenText	$37,899
Add:
Provision for (recovery of) income taxes	310,303
Interest and other related expense, net	76,684
Amortization of acquired technology-based intangible assets	112,128
Amortization of acquired customer-based intangible assets	109,919
Depreciation	42,283
Share-based compensation	26,262
Special charges (recoveries)	(4,250)
Other (income) expense, net	(8,134)
Adjusted EBITDA	$703,094

.
LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of December 31, 2021	Change increase (decrease)	As of June 30, 2021
Cash and cash equivalents	$1,511,792	$(95,514)	$1,607,306
Restricted cash (1)	2,303	(191)	2,494
Total cash, cash equivalents and restricted cash	$1,514,095	$(95,705)	$1,609,800

(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (see note 9 "Prepaid Expenses and Other Assets" to our Condensed Consolidated Financial Statements for more details).

	Six Months Ended December 31,
(In thousands)	2021	Change	2020
Cash provided by operating activities	$406,313	$(110,046)	$516,359
Cash used in investing activities	$(896,118)	$(871,865)	$(24,253)
Cash provided by (used in) financing activities	$419,813	$1,139,275	$(719,462)

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
As of December 31, 2021, we have recognized a provision of $28.0 million (June 30, 2021—$27.5 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
We have deferred a total of approximately $99.0 million of tax payments under the CARES Act and other COVID-19 related tax relief programs in EMEA since our fourth quarter of Fiscal 2020. During the six months ended December 31, 2021, we made repayments of approximately $9.0 million related to amounts previously deferred. As of December 31, 2021, we have remaining deferrals of $30.0 million which will become payable throughout Fiscal 2022 and Fiscal 2023.
Cash flows provided by operating activities
Cash flows from operating activities decreased by $110.0 million, due to a decrease in changes from working capital of $227.6 million, partially offset by an increase in net income before the impact of non-cash items of $117.6 million. The decrease in operating cash flow from changes in working capital was primarily due to the net impact of the following decreases:
(i)$166.1 million relating to income taxes payable, net of receivables;
(ii)$72.1 million relating to accounts payable and accrued liabilities;
(iii)$32.1 million relating to deferred revenues; and
(iv)$19.2 million relating to prepaid expenses and other current assets.
These decreases in operating cash flows were partially offset by the following increases:
(i)$23.5 million relating to net operating lease assets and liabilities;
(ii)$18.5 million relating to accounts receivable;
(iii)$18.4 million relating to other assets; and
(iv)$1.5 million relating to contract assets.
During the second quarter of Fiscal 2022 our days sales outstanding (DSO) was 44 days, compared to a DSO of 47 days during the second quarter of Fiscal 2021, largely as a result of strong improvement in collections efficiency. The per day impact

.
of our DSO in the second quarter of Fiscal 2022 and Fiscal 2021 on our cash flows was $9.7 million and $9.5 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $871.9 million, primarily due to an increase in consideration paid for acquisitions during the first half of Fiscal 2022, which includes cash paid for the acquisitions of Zix of $837.6 million and Bricata of $17.9 million.
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
Cash flows provided by financing activities increased by $1.1 billion. This is primarily due to the net impact of the following activities:
(i)$1.5 billion relating to proceeds from the issuance of Senior Notes 2031 and Senior Notes 2029 (both defined below), of which a portion of the net proceeds was used to redeem $850.0 million of our Senior Notes 2026 (as defined below);
(i)$22.3 million relating to less cash used in the repurchase of Common Shares on the open market for potential reissuance under our stock compensation plans; and
(ii)$16.5 million higher proceeds from the issuance of Common Shares for the exercise of options and the OpenText Employee Stock Purchase Plan (ESPP).
The increases in cash flows provided by financing activities were partially offset by the following decreases:
(i)$250.0 million relating to higher repayments of our long-term debt and Revolver (as defined below), which is inclusive of $850.0 million redemption of Senior Notes 2026 (as defined below) in the second quarter of Fiscal 2022, partially offset by $600.0 million repaid on amounts previously drawn on our Revolver in the second quarter of Fiscal 2021;
(ii)$91.0 million relating to the repurchase and cancellation of 1,809,559 Common Shares under our share repurchase plans authorized on both November 5, 2020 and November 4, 2021 (as discussed below);
(iii)$25.0 million relating to early call termination premium upon redemption of Senior Notes 2026 and $15.3 million relating to debt issuance costs for the issuance of Senior Notes 2031 and Senior Notes 2029;
(iv)$17.8 million relating to higher cash dividends paid to shareholders; and
(v)$0.4 million relating to a cash distribution to non-controlling interests holder.
Cash Dividends
During the three and six months ended December 31, 2021, we declared and paid cash dividends of $0.2209 and $0.4418 per Common Share, respectively, in the aggregate amount of $59.7 million and $119.5 million, respectively (three and six months ended December 31, 2020—$0.2008 and $0.3754 per Common Share, respectively, in the aggregate amount of $54.5 million and $101.8 million, respectively).
Future declarations of dividends and the establishment of future record and payment dates are subject to final determination and discretion of the Board. See Item 5 "Dividend Policy" included within our Annual Report on Form 10-K for Fiscal 2021 for more information.
Long-term Debt and Credit Facilities
Senior Unsecured Fixed Rate Notes
Senior Notes 2031
On November 24, 2021, OpenText Holdings, Inc. (OTHI), a wholly-owned indirect subsidiary of the Company, issued $650 million in aggregate principal amount of 4.125% Senior Notes due 2031 guaranteed by the Company (Senior Notes 2031)

.
in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (Securities Act), and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2031 bear interest at a rate of 4.125% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2022. Senior Notes 2031 will mature on December 1, 2031, unless earlier redeemed, in accordance with their terms, or repurchased.
OTHI may redeem all or a portion of the Senior Notes 2031 at any time prior to December 1, 2026 at a redemption price equal to 100% of the principal amount of the Senior Notes 2031 plus an applicable premium, plus accrued and unpaid interest, if any, to the redemption date. OTHI may also redeem up to 40% of the aggregate principal amount of the Senior Notes 2031, on one or more occasions, prior to December 1, 2024, using the net proceeds from certain qualified equity offerings at a redemption price of 104.125% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions. OTHI may, on one or more occasions, redeem the Senior Notes 2031, in whole or in part, at any time on and after December 1, 2026 at the applicable redemption prices set forth in the indenture governing the Senior Notes 2031, dated as of November 24, 2021, among OTHI, the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (the 2031 Indenture), plus accrued and unpaid interest, if any, to the redemption date.
If we experience one of the kinds of change of control triggering events specified in the 2031 Indenture, OTHI will be required to make an offer to repurchase the Senior Notes 2031 at a price equal to 101% of the principal amount of the Senior Notes 2031, plus accrued and unpaid interest, if any, to the date of purchase.
The 2031 Indenture contains covenants that limit OTHI, the Company and certain of the Company’s subsidiaries’ ability to, among other things: (i) create certain liens and enter into sale and lease-back transactions; (ii) in the case of our non-guarantor subsidiaries, create, assume, incur or guarantee additional indebtedness of OTHI, the Company or the guarantors without such subsidiary becoming a subsidiary guarantor of Senior Notes 2031; and (iii) consolidate, amalgamate or merge with, or convey, transfer, lease or otherwise dispose of its property and assets substantially as an entirety to, another person. These covenants are subject to a number of important limitations and exceptions as set forth in the 2031 Indenture. The 2031 Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding Senior Notes 2031 to be due and payable immediately.
Senior Notes 2031 are guaranteed on a senior unsecured basis by the Company and the Company’s existing and future wholly-owned subsidiaries (other than OTHI) that borrow or guarantee the obligations under our existing senior credit facilities. Senior Notes 2031 and the guarantees rank equally in right of payment with all of the Company’s, OTHI’s and the guarantors’ existing and future senior unsubordinated debt and will rank senior in right of payment to all of the Company’s, OTHI’s and the guarantors’ future subordinated debt. Senior Notes 2031 and the guarantees will be effectively subordinated to all of the Company’s, OTHI’s and the guarantors’ existing and future secured debt, including the obligations under the senior credit facilities, to the extent of the value of the assets securing such secured debt.
The foregoing description of the 2031 Indenture does not purport to be complete and is qualified in its entirety by reference to the full text of the 2031 Indenture, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2021.
Senior Notes 2030
On February 18, 2020 Open Text Holdings, Inc. (OTHI), a wholly-owned indirect subsidiary of the Company, issued $900 million in aggregate principal amount of 4.125% Senior Notes due 2030 guaranteed by the Company (Senior Notes 2030) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (Securities Act), and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2030 bear interest at a rate of 4.125% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2030 will mature on February 15, 2030, unless earlier redeemed, in accordance with their terms, or repurchased.
OTHI may redeem all or a portion of the Senior Notes 2030 at any time prior to February 15, 2025 at a redemption price equal to 100% of the principal amount of the Senior Notes 2030 plus an applicable premium, plus accrued and unpaid interest, if any, to the redemption date. OTHI may also redeem up to 40% of the aggregate principal amount of the Senior Notes 2030, on one or more occasions, prior to February 15, 2025, using the net proceeds from certain qualified equity offerings at a redemption price of 104.125% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions. OTHI may, on one or more occasions, redeem the Senior Notes 2030, in whole or in part, at any time on and after February 15, 2025 at the applicable redemption prices set forth in the indenture governing the Senior Notes 2030, dated as of February 18, 2020, among OTHI, the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (the 2030 Indenture), plus accrued and unpaid interest, if any, to the redemption date.

.
If we experience one of the kinds of change of control triggering events specified in the 2030 Indenture, OTHI will be required to make an offer to repurchase the Senior Notes 2030 at a price equal to 101% of the principal amount of the Senior Notes 2030, plus accrued and unpaid interest, if any, to the date of purchase.
The 2030 Indenture contains covenants that limit the Company, OTHI and certain of the Company's subsidiaries’ ability to, among other things: (i) create certain liens and enter into sale and lease-back transactions; (ii) in the case of our non-guarantor subsidiaries, create, assume, incur or guarantee additional indebtedness of the Company, OTHI or the guarantors without such subsidiary becoming a subsidiary guarantor of Senior Notes 2030; and (iii) consolidate, amalgamate or merge with, or convey, transfer, lease or otherwise dispose of its property and assets substantially as an entirety to, another person. These covenants are subject to a number of important limitations and exceptions as set forth in the 2030 Indenture. The 2030 Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding Senior Notes 2030 to be due and payable immediately.
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
Senior Notes 2029
On November 24, 2021, we issued $850 million in aggregate principal amount of 3.875% Senior Notes due 2029 (Senior Notes 2029) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2029 bear interest at a rate of 3.875% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2022. Senior Notes 2029 will mature on December 1, 2029, unless earlier redeemed, in accordance with their terms, or repurchased.
We may redeem all or a portion of the Senior Notes 2029 at any time prior to December 1, 2024 at a redemption price equal to 100% of the principal amount of the Senior Notes 2029 plus an applicable premium, plus accrued and unpaid interest, if any, to the redemption date. We may also redeem up to 40% of the aggregate principal amount of the Senior Notes 2029, on one or more occasions, prior to December 1, 2024, using the net proceeds from certain qualified equity offerings at a redemption price of 103.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions. We may, on one or more occasions, redeem the Senior Notes 2029, in whole or in part, at any time on and after December 1, 2024 at the applicable redemption prices set forth in the indenture governing the Senior Notes 2029, dated as of November 24, 2021, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (the 2029 Indenture), plus accrued and unpaid interest, if any, to the redemption date.
If we experience one of the kinds of change of control triggering events specified in the 2029 Indenture, we will be required to make an offer to repurchase the Senior Notes 2029 at a price equal to 101% of the principal amount of the Senior Notes 2029, plus accrued and unpaid interest, if any, to the date of purchase.
The 2029 Indenture contains covenants that limit our and certain of our subsidiaries’ ability to, among other things: (i) create certain liens and enter into sale and lease-back transactions; (ii) in the case of our non-guarantor subsidiaries, create, assume, incur or guarantee additional indebtedness of the Company or the guarantors without such subsidiary becoming a subsidiary guarantor of Senior Notes 2029; and (iii) consolidate, amalgamate or merge with, or convey, transfer, lease or otherwise dispose of its property and assets substantially as an entirety to, another person. These covenants are subject to a number of important limitations and exceptions as set forth in the 2029 Indenture. The 2029 Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding Senior Notes 2029 to be due and payable immediately.
Senior Notes 2029 are guaranteed on a senior unsecured basis by our existing and future wholly-owned subsidiaries that borrow or guarantee the obligations under our existing senior credit facilities. Senior Notes 2029 and the guarantees rank equally in right of payment with all of our and our guarantors’ existing and future senior unsubordinated debt and will rank senior in right of payment to all of our and our guarantors’ future subordinated debt. Senior Notes 2029 and the guarantees will

.
be effectively subordinated to all of our and our guarantors’ existing and future secured debt, including the obligations under the senior credit facilities, to the extent of the value of the assets securing such secured debt.
The foregoing description of the 2029 Indenture does not purport to be complete and is qualified in its entirety by reference to the full text of the 2029 Indenture, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2021.
Senior Notes 2028
On February 18, 2020 we issued $900 million in aggregate principal amount of 3.875% Senior Notes due 2028 (Senior Notes 2028) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2028 bear interest at a rate of 3.875% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2028 will mature on February 15, 2028, unless earlier redeemed, in accordance with their terms, or repurchased.
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
The 2028 Indenture contains covenants that limit our and certain of our subsidiaries’ ability to, among other things: (i) create certain liens and enter into sale and lease-back transactions; (ii) in the case of our non-guarantor subsidiaries, create, assume, incur or guarantee additional indebtedness of the Company or the guarantors without such subsidiary becoming a subsidiary guarantor of Senior Notes 2028; and (iii) consolidate, amalgamate or merge with, or convey, transfer, lease or otherwise dispose of its property and assets substantially as an entirety to, another person. These covenants are subject to a number of important limitations and exceptions as set forth in the 2028 Indenture. The 2028 Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding Senior Notes 2028 to be due and payable immediately.
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

.
On December 9, 2021, we redeemed Senior Notes 2026 in full at a price equal to 102.9375% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. A portion of the net proceeds from the offerings of Senior Notes 2029 and Senior Notes 2031 was used to redeem Senior Notes 2026. Upon redemption, Senior Notes 2026 were cancelled and any obligation thereunder was extinguished. The resulting loss of $27.4 million, consisting of $25.0 million relating to the early termination call premium, $6.2 million relating to unamortized debt issuance costs and ($3.8) million relating to unamortized premium, has been recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (Loss). See note 22 "Other Income (Expense), Net" to our Condensed Consolidated Financial Statements.
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
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the Eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of December 31, 2021, the outstanding balance on the Term Loan B bears an interest rate of 1.84%. For more information regarding the impact of LIBOR, see "Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against" included within Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of December 31, 2021, our consolidated net leverage ratio was 2.0:1.
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
As of December 31, 2021, we had no outstanding balance under the Revolver (June 30, 2021—nil).
For further details relating to our debt, please see note 11 "Long-Term Debt" to our Condensed Consolidated Financial Statements.

.
Shelf Registration Statement
On December 6, 2021, we filed a universal shelf registration statement on Form S-3 with the SEC, which became effective automatically (the Shelf Registration Statement). The Shelf Registration Statement allows for primary and secondary offerings from time to time of equity, debt and other securities, including Common Shares, Preference Shares, debt securities, depositary shares, warrants, purchase contracts, units and subscription receipts. A short-form base shelf prospectus qualifying the distribution of such securities was concurrently filed with Canadian securities regulators on December 6, 2021. The type of securities and the specific terms thereof will be determined at the time of any offering and will be described in the applicable prospectus supplement to be filed separately with the SEC and Canadian securities regulators.
Share Repurchase Plan / Normal Course Issuer Bid
On November 5, 2020, the Board authorized a share repurchase plan, pursuant to which we were authorized to purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2020, up to an aggregate of $350 million of our Common Shares on the NASDAQ Global Select Market, the TSX and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the “Repurchase Plan”). The price that we were authorized to pay for Common Shares in open market transactions was the market price at the time of purchase or such other price as was permitted by applicable law or stock exchange rules.
The Repurchase Plan was effected in accordance with Rule 10b-18 under the Exchange Act (Rule 10b-18). Purchases made under the Repurchase Plan were subject to a limit of 13,618,774 shares (representing 5% of the Company’s issued and outstanding Common Shares as of November 4, 2020). All Common Shares purchased by us pursuant to the Repurchase Plan were cancelled.
On November 4, 2021, the Board authorized a share repurchase plan, pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares on the NASDAQ Global Select Market, the Toronto Stock Exchange (as part of a NCIB) and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the "Renewed Repurchase Plan"). The price that we have paid and will pay for Common Shares in open market transactions has been and will be the market price at the time of purchase or such other price as may be permitted by applicable law or stock exchange rules.
The Renewed Repurchase Plan has been and will be effected in accordance with Rule 10b-18. Purchases made under the Renewed Repurchase Plan are subject to a limit of 13,638,008 shares (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021). All Common Shares purchased by us pursuant to the Renewed Repurchase Plan have been and will be cancelled.
During the three and six months ended December 31, 2021, we repurchased and cancelled 1,809,559 Common Shares, respectively, for $91.0 million, respectively (three and six months ended December 31, 2020—nil, respectively). Share repurchases during the three and six months ended December 31, 2021 were completed under the share repurchase plans authorized on both November 5, 2020 and November 4, 2021.
Normal Course Issuer Bid
The Company established a Normal Course Issuer Bid (the NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the NCIB pursuant to which the Company was authorized to purchase Common Shares over the TSX for the period commencing November 12, 2020 until November 11, 2021 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that could be purchased in this period was 13,618,774 (representing 5% of the Company’s issued and outstanding Common Shares as of November 4, 2020), and the maximum number of Common Shares that could be purchased on a single day was 143,424 Common Shares, which was 25% of 573,699 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31, 2020), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18.
The Company renewed its Normal Course Issuer Bid (the Renewed NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Renewed Repurchase Plan.
The TSX approved the Company's notice of intention to commence the Renewed NCIB pursuant to which the Company may purchase Common Shares over the TSX for the period commencing November 12, 2021 until November 11, 2022 in accordance with the TSX's normal course issuer bid rules, including that such purchases are to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that may be purchased

.
in this period is 13,638,008 (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021), and the maximum number of Common Shares that may be purchased on a single day is 112,590 Common Shares, which is 25% of 450,361 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31, 2021), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18.
Pensions
As of December 31, 2021, our total unfunded pension plan obligations were $77.6 million, of which $2.6 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans, Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP), for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2022 (six months ended)	$418	$502	$8
2023	912	993	255
2024	987	994	258
2025	1,031	1,017	180
2026	1,066	1,005	209
2027 to 2031	6,172	4,882	2,767
Total	$10,586	$9,393	$3,677
For a detailed discussion on pensions, see note 12 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of December 31, 2021, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2022 - June 30, 2022	July 1, 2022 - June 30, 2024	July 1, 2024 - June 30, 2026	July 1, 2026 and beyond
Long-term debt obligations (1)	$5,397,883	$80,931	$318,955	$1,216,997	$3,781,000
Operating lease obligations (2)	302,491	36,636	113,000	67,481	85,374
Purchase obligations for contracts not accounted for as lease obligations	85,190	51,454	33,736	—	—
	$5,785,564	$169,021	$465,691	$1,284,478	$3,866,374
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

.
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of December 31, 2021, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $73 million. As of December 31, 2021, we have provisionally paid approximately $33 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within "Long-term income taxes recoverable" on the Condensed Consolidated Balance Sheets as of December 31, 2021.
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
The CRA has also been auditing Fiscal 2017 on a basis that we strongly disagree with and will vigorously contest. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. In conjunction with the Fiscal 2017 audit, the CRA issued a proposal letter dated April 7, 2021 (Proposal Letter) indicating to us that it proposes to reassess our Fiscal 2017 tax year to reduce the depreciable basis of these assets. We have made extensive submissions in support of our position. CRA’s position for Fiscal 2017 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. Despite our submissions, on February 1, 2022, we were notified that the CRA issued a notice of reassessment in respect of Fiscal 2017 on the basis of its position set forth in the Proposal Letter. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would

.
primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and intend to vigorously defend our original filing position.
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
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the “Securities Actions”). On November 21, 2019, the court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. The motion was fully briefed in June 2020 and a hearing on the motion to dismiss the Securities Actions was held on October 15, 2020. Following the hearing, on October 22, 2020, the court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. On December 21, 2021, the First Circuit issued a decision reversing and remanding the Securities Actions to the district court for further proceedings. The defendants remain confident in their position, believe the Securities Actions are without merit, and will continue to vigorously defend the matter.
Carbonite vs Realtime Data
On February 27, 2017, before our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (Realtime Data) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas "Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL)." Therein, it alleged that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S. District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the same asserted patents against other companies. After a stay pending appeal in one of those suits, on January 21, 2021, the Court held a hearing to construe the claims of the asserted patents. As to the fourth patent asserted against Carbonite, on September 24, 2019, the U.S. Patent & Trademark Office Patent Trial and Appeal Board invalidated certain claims of that patent, including certain claims that had been asserted against Carbonite. The parties then jointly stipulated to dismiss that patent from this action. On August 23, 2021, in one of the suits against other companies, the District of Delaware (No. 1:17-cv-800), held all of the patents asserted against Carbonite to be invalid. Realtime Data has appealed that decision to the U.S. Court of Appeals for the Federal Circuit. We continue to vigorously defend the matter, and the U.S. District Court for the District of Massachusetts recently issued a claim construction order. We anticipate motion practice based upon the result of that order. We have not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and we remain unable to reasonably estimate a possible loss or range of loss associated with this litigation.
Please also see Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021.
Off-Balance Sheet Arrangements
We do not enter into off-balance sheet financing as a matter of practice, except for guarantees relating to taxes and letters of credit on behalf of parties with whom we conduct business.

.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks associated with fluctuations in interest rates on our term loans, revolving loans and foreign currency exchange rates.
Interest rate risk
Our exposure to interest rate fluctuations relate primarily to our Term Loan B and the Revolver.
As of December 31, 2021, we had an outstanding balance of $962.5 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of December 31, 2021, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.6 million, assuming that the loan balance as of December 31, 2021 is outstanding for the entire period (June 30, 2021—$9.7 million).
As of December 31, 2021, we had no outstanding balance under the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of December 31, 2021, with no outstanding balance on the Revolver, an adverse change of one percent on the interest rate would have no effect on our annual interest payment (June 30, 2021—nil).
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
Based on the foreign exchange forward contracts outstanding as of December 31, 2021, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2021—$0.7 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of December 31, 2021 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at December 31, 2021	U.S. Dollar Equivalent at June 30, 2021
Euro	$313,518	$331,974
British Pound	68,606	78,140
Canadian Dollar	20,039	26,632
Swiss Franc	37,508	44,900
Other foreign currencies	131,640	128,879
Total cash and cash equivalents denominated in foreign currencies	571,311	610,525
U.S. Dollar	940,481	996,781
Total cash and cash equivalents	$1,511,792	$1,607,306
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $57.1 million (June 30, 2021—$61.1 million), assuming we have not entered into any derivatives discussed above under "Foreign Currency Transaction Risk".

.
Item 4.        Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Acquisitions
We may fail to realize all of the anticipated benefits of the acquisition of Zix or those benefits may take longer to realize than expected
We may be required to devote significant management attention and resources to integrating the business practices and operations of OpenText and Zix. As we continue to integrate, we may experience disruptions to our business and, if implemented ineffectively, it could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the acquisition of Zix could cause an interruption of, or loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.
Furthermore, as we continue the integration of Zix, it may result in material unanticipated problems, expenses, charges, liabilities, competitive responses, loss of customers and other business relationships, and diversion of management’s attention. Additional integration challenges may include:
•Difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition;
•Difficulties in the integration of operations and systems, including pricing and marketing strategies; and
•Difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures.
Many of these factors will be outside of our control and any one of them could result in increased costs, including restructuring charges, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations.

.
We may be unable to maintain or expand our base of SMB and consumer customers, which could adversely affect our anticipated future growth and operating results
With the acquisition of Carbonite and Zix, we have expanded our presence in the SMB market as well as the consumer market. Expanding in this market may require substantial resources and increased marketing efforts, different to what we are accustomed to. If we are unable to market and sell our solutions to the SMB market and consumers with competitive pricing and in a cost-effective manner, it may harm our ability to grow our revenues and adversely affect our results of operations. In addition, SMBs frequently have limited budgets and are more likely to be significantly affected by economic downturns than larger, more established companies. As such, SMBs may choose to spend funds on items other than our solutions, particularly during difficult economic times, which may hurt our projected revenues, business financial condition and results of operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASE OF EQUITY SECURITIES OF THE COMPANY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

Period		(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
10/01/21 to 10/31/21		—	$—	—	—
11/01/21 to 11/30/21	(2)	1,366,300	$51.21	1,250,000	12,510,483
12/01/21 to 12/31/21	(3)	843,259	$48.21	559,559	11,950,924
Total		2,209,559	$50.07	1,809,559	11,950.924

(1) On November 5, 2020, the Board authorized a share repurchase plan, pursuant to which we were authorized to purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2020 and ending November 11, 2021, up to an aggregate of $350 million of our Common Shares, subject to a limit of 13,618,774 Common Shares. Prior to its expiration, there were 10,996,299 shares that were yet to be purchase under the plan authorized on November 5, 2020. On November 4, 2021 the Board authorized the renewal of its share repurchase plan pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2021 and ending on November 11, 2022, up to an aggregate of $350 million of our Common Shares. The renewed repurchase plan is subject to a limit of 13,638,008 Common Shares.
(2) Represents Common Shares repurchased in the open market. 1,250,000 of these Common Shares were repurchased and cancelled under our share repurchase plans. Of these, 122,475 Common Shares were repurchased and cancelled under our plan that expired November 11, 2021 and 1,127,525 Common Shares were repurchased and cancelled under our renewed repurchase plan that commenced on November 12, 2021. The remainder of the repurchases are held in trust for the purpose of potential reissuance under our LTIP or other plans. For more details, please see "Treasury Stock" under note 13 "Share Capital, Option Plans and Share-based Payments" to our Condensed Consolidated Financial Statements.
(3) Represents Common Shares repurchased in the open market. 559,559 of these Common Shares were repurchased and cancelled under our share repurchase plans. The remainder of the repurchases are held in trust for the purpose of potential reissuance under our LTIP or other plans. For more details, please see "Treasury Stock" under note 13 "Share Capital, Option Plans and Share-based Payments" to our Condensed Consolidated Financial Statements.

.
Item 6.         Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of November 7, 2021, by and among Open Text Corporation and Zix Corporation. (1)
4.1
Indenture governing the Company’s 3.875% Senior Notes due 2029, dated as of November 24, 2021, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee. (2)

4.2
Indenture governing OTHI’s 4.125% Senior Notes due 2031, dated as of November 24, 2021, among OTHI, the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee. (2)

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
(1) Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on November 8, 2021 and incorporated herein by reference.
(2) Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on November 24, 2021 and incorporated herein by reference.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: February 3, 2022

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ HOWARD ROSEN
Howard Rosen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)