Form 10-Q
period 2022-03-31
OPEN TEXT CORP
filed 2022-05-04
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022.
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At May 2, 2022, there were 270,483,039 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I - Financial Information
Item 1.         Financial Statements
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	March 31, 2022	June 30, 2021
ASSETS	(unaudited)
Cash and cash equivalents	$1,633,702	$1,607,306
Accounts receivable trade, net of allowance for credit losses of $16,439 as of March 31, 2022 and $22,151 as of June 30, 2021 (note 4)	429,877	438,547
Contract assets (note 3)	25,481	25,344
Income taxes recoverable (note 15)	20,781	32,312
Prepaid expenses and other current assets (note 9)	122,616	98,551
Total current assets	2,232,457	2,202,060
Property and equipment (note 5)	227,830	233,595
Operating lease right of use assets (note 6)	217,684	234,532
Long-term contract assets (note 3)	20,049	19,222
Goodwill (note 7)	5,265,189	4,691,673
Acquired intangible assets (note 8)	1,181,266	1,187,260
Deferred tax assets (note 15)	717,345	796,738
Other assets (note 9)	257,301	208,894
Long-term income taxes recoverable (note 15)	43,518	35,362
Total assets	$10,162,639	$9,609,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 10)	$404,545	$423,592
Current portion of long-term debt (note 11)	10,000	10,000
Operating lease liabilities (note 6)	59,182	58,315
Deferred revenues (note 3)	936,750	852,629
Income taxes payable (note 15)	7,483	17,368
Total current liabilities	1,417,960	1,361,904
Long-term liabilities:
Accrued liabilities (note 10)	16,631	28,830
Pension liability (note 12)	76,364	74,511
Long-term debt (note 11)	4,210,582	3,578,859
Long-term operating lease liabilities (note 6)	203,101	224,453
Long-term deferred revenues (note 3)	90,736	98,989
Long-term income taxes payable (note 15)	35,206	34,113
Deferred tax liabilities (note 15)	56,208	108,224
Total long-term liabilities	4,688,828	4,147,979
Shareholders’ equity:
Share capital and additional paid-in capital (note 13)
270,231,166 and 271,540,755 Common Shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively; authorized Common Shares: unlimited	2,010,146	1,947,764
Accumulated other comprehensive income (note 20)	17,266	66,238
Retained earnings	2,151,369	2,153,326
Treasury stock, at cost (2,776,420 and 1,567,664 shares at March 31, 2022 and June 30, 2021, respectively)	(124,033)	(69,386)
Total OpenText shareholders' equity	4,054,748	4,097,942
Non-controlling interests	1,103	1,511
Total shareholders’ equity	4,055,851	4,099,453
Total liabilities and shareholders’ equity	$10,162,639	$9,609,336
Guarantees and contingencies (note 14)
Related party transactions (note 24)
Subsequent event (note 25)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenues (note 3):
Cloud services and subscriptions	$401,947	$355,845	$1,123,422	$1,047,285
Customer support	332,514	335,915	1,002,626	999,806
License	80,641	76,299	263,663	252,170
Professional service and other	67,181	64,872	201,679	193,327
Total revenues	882,283	832,931	2,591,390	2,492,588
Cost of revenues:
Cloud services and subscriptions	136,020	123,729	377,928	354,235
Customer support	31,763	30,953	90,914	89,815
License	3,196	2,810	10,906	9,601
Professional service and other	56,693	50,321	161,459	143,521
Amortization of acquired technology-based intangible assets (note 8)	46,564	53,453	152,333	165,581
Total cost of revenues	274,236	261,266	793,540	762,753
Gross profit	608,047	571,665	1,797,850	1,729,835
Operating expenses:
Research and development	117,730	110,071	321,517	304,212
Sales and marketing	180,955	158,687	491,133	438,984
General and administrative	88,137	71,548	231,127	190,502
Depreciation	22,370	21,961	65,535	64,244
Amortization of acquired customer-based intangible assets (note 8)	56,215	54,156	160,764	164,075
Special charges (recoveries) (note 18)	11,031	2,846	20,592	(1,404)
Total operating expenses	476,438	419,269	1,290,668	1,160,613
Income from operations	131,609	152,396	507,182	569,222
Other income (expense), net (note 22)	24,392	8,283	29,137	16,417
Interest and other related expense, net	(40,238)	(37,333)	(117,538)	(114,017)
Income before income taxes	115,763	123,346	418,781	471,622
Provision for income taxes (note 15)	41,041	31,818	123,757	342,121
Net income for the period	$74,722	$91,528	$295,024	$129,501
Net (income) loss attributable to non-controlling interests	(41)	(38)	(130)	(112)
Net income attributable to OpenText	$74,681	$91,490	$294,894	$129,389
Earnings per share—basic attributable to OpenText (note 23)	$0.28	$0.34	$1.09	$0.47
Earnings per share—diluted attributable to OpenText (note 23)	$0.28	$0.33	$1.08	$0.47
Weighted average number of Common Shares outstanding—basic (in '000's)	270,693	272,832	271,623	272,414
Weighted average number of Common Shares outstanding—diluted (in '000's)	271,211	273,924	272,439	273,312

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net income for the period	$74,722	$91,528	$295,024	$129,501
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(13,073)	(12,568)	(44,512)	36,142
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of $233 and $246 for the three months ended March 31, 2022 and 2021, respectively; ($158) and $1,302 for the nine months ended March 31, 2022 and 2021, respectively	648	681	(334)	3,608
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of $79 and ($399) for the three months ended March 31, 2022 and 2021, respectively; ($24) and ($682) for the nine months ended March 31, 2022 and 2021, respectively	219	(1,108)	(86)	(1,892)
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of ($579) and $944 for the three months ended March 31, 2022 and 2021, respectively; ($811) and ($413) for the nine months ended March 31, 2022 and 2021, respectively	(2,033)	344	(4,517)	(2,342)
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $66 and $95 for the three months ended March 31, 2022 and 2021, respectively; $134 and $275 for the nine months ended March 31, 2022 and 2021, respectively	156	249	477	733
Total other comprehensive income (loss) net, for the period	(14,083)	(12,402)	(48,972)	36,249
Total comprehensive income	60,639	79,126	246,052	165,750
Comprehensive (income) loss attributable to non-controlling interests	(41)	(38)	(130)	(112)
Total comprehensive income attributable to OpenText	$60,598	$79,088	$245,922	$165,638

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Three Months Ended March 31, 2022
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	271,006	$1,990,913	(1,476)	$(67,966)	$2,174,467	$31,349	$1,062	$4,129,825
Issuance of Common Shares
Under employee stock option plans	53	1,863	—	—	—	—	—	1,863
Under employee stock purchase plans	172	7,003	—	—	—	—	—	7,003
Share-based compensation	—	16,748	—	—	—	—	—	16,748
Purchase of treasury stock	—	—	(1,300)	(56,067)	—	—	—	(56,067)
Repurchase of Common Shares	(1,000)	(6,381)	—	—	(38,702)	—	—	(45,083)
Dividends declared ($0.2209 per Common Share)	—	—	—	—	(59,077)	—	—	(59,077)
Other comprehensive income (loss) - net	—	—	—	—	—	(14,083)	—	(14,083)
Net income for the period	—	—	—	—	74,681	—	41	74,722
Balance as of March 31, 2022	270,231	$2,010,146	(2,776)	$(124,033)	$2,151,369	$17,266	$1,103	$4,055,851

	Three Months Ended March 31, 2021
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	272,589	$1,889,857	(1,101)	$(47,555)	$2,093,076	$66,476	$1,393	$4,003,247
Issuance of Common Shares
Under employee stock option plans	219	8,270	—	—	—	—	—	8,270
Under employee stock purchase plans	165	6,421	—	—	—	—	—	6,421
Share-based compensation	—	12,357	—	—	—	—	—	12,357
Purchase of treasury stock	—	—	(490)	(22,977)	—	—	—	(22,977)
Issuance of treasury stock	—	(1,146)	23	1,146	—	—	—	—
Dividends declared ($0.2008 per Common Share)	—	—	—	—	(54,519)	—	—	(54,519)
Other comprehensive income (loss) - net	—	—	—	—	—	(12,402)	—	(12,402)
Net income for the period	—	—	—	—	91,490	—	38	91,528
Balance as of March 31, 2021	272,973	$1,915,759	(1,568)	$(69,386)	$2,130,047	$54,074	$1,431	$4,031,925

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Nine Months Ended March 31, 2022
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	271,541	$1,947,764	(1,568)	$(69,386)	$2,153,326	$66,238	$1,511	$4,099,453
Issuance of Common Shares
Under employee stock option plans	905	31,128	—	—	—	—	—	31,128
Under employee stock purchase plans	595	24,913	—	—	—	—	—	24,913
Share-based compensation	—	45,091	—	—	—	—	—	45,091
Purchase of treasury stock	—	—	(1,700)	(75,660)	—	—	—	(75,660)
Issuance of treasury stock	—	(21,013)	492	21,013	—	—	—	—
Repurchase of Common Shares	(2,810)	(17,879)	—	—	(118,238)	—	—	(136,117)
Dividends declared ($0.6627 per Common Share)	—	—	—	—	(178,613)	—	—	(178,613)
Other comprehensive income (loss) - net	—	—	—	—	—	(48,972)	—	(48,972)
Distribution to non-controlling interest	—	142	—	—	—	—	(538)	(396)
Net income for the period	—	—	—	—	294,894	—	130	295,024
Balance as of March 31, 2022	270,231	$2,010,146	(2,776)	$(124,033)	$2,151,369	$17,266	$1,103	$4,055,851

	Nine Months Ended March 31, 2021
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	271,863	$1,851,777	(622)	$(23,608)	$2,159,396	$17,825	$1,319	$4,006,709
Adoption of ASU 2016-13 - cumulative effect, net	—	—	—	—	(2,450)	—	—	(2,450)
Issuance of Common Shares
Under employee stock option plans	743	23,768	—	—	—	—	—	23,768
Under employee stock purchase plans	367	13,974	193	6,690	—	—	—	20,664
Share-based compensation	—	38,619	—	—	—	—	—	38,619
Purchase of treasury stock	—	—	(1,455)	(64,847)	—	—	—	(64,847)
Issuance of treasury stock	—	(12,379)	316	12,379	—	—	—	—
Dividends declared ($0.5762 per Common Share)	—	—	—	—	(156,288)	—	—	(156,288)
Other comprehensive income (loss) - net	—	—	—	—	—	36,249	—	36,249
Net income for the period	—	—	—	—	129,389	—	112	129,501
Balance as of March 31, 2021	272,973	$1,915,759	(1,568)	$(69,386)	$2,130,047	$54,074	$1,431	$4,031,925

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income for the period	$295,024	$129,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	378,632	393,900
Share-based compensation expense	45,091	38,619
Pension expense	4,883	4,670
Amortization of debt issuance costs	3,936	3,395
Loss on extinguishment of debt	27,413	—
Loss on sale and write down of property and equipment	96	1,979
Deferred taxes	43,332	80,844
Share in net (income) loss of equity investees	(59,103)	(20,020)
Changes in operating assets and liabilities:
Accounts receivable	68,428	87,072
Contract assets	(27,208)	(29,035)
Prepaid expenses and other current assets	(15,722)	(2,528)
Income taxes	(11,235)	(117,594)
Accounts payable and accrued liabilities	(65,738)	(27,327)
Deferred revenue	25,642	62,600
Other assets	16,527	765
Operating lease assets and liabilities, net	(128)	(26,910)
Net cash provided by operating activities	729,870	579,931
Cash flows from investing activities:
Additions of property and equipment	(54,937)	(36,267)
Purchase of Zix Corporation, net of cash acquired	(856,175)	—
Purchase of Bricata Inc.	(17,927)	—
Purchase of XMedius	—	444
Purchase of Dynamic Solutions Group Inc.	—	(371)
Other investing activities	(3,922)	(2,018)
Net cash used in investing activities	(932,961)	(38,212)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	56,476	45,780
Proceeds from long-term debt and Revolver	1,500,000	—
Repayment of long-term debt and Revolver	(857,500)	(607,500)
Debt extinguishment costs (note 22)	(24,969)	—
Debt issuance costs	(17,159)	—
Repurchase of Common Shares	(136,117)	—
Purchase of treasury stock	(75,660)	(64,847)
Distribution to non-controlling interest	(396)	—
Payments of dividends to shareholders	(178,613)	(156,288)
Net cash provided by (used in) financing activities	266,062	(782,855)
Foreign exchange gain (loss) on cash held in foreign currencies	(36,920)	22,553
Increase (decrease) in cash, cash equivalents and restricted cash during the period	26,051	(218,583)
Cash, cash equivalents and restricted cash at beginning of the period	1,609,800	1,697,263
Cash, cash equivalents and restricted cash at end of the period	$1,635,851	$1,478,680

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

Reconciliation of cash, cash equivalents and restricted cash:	March 31, 2022	March 31, 2021
Cash and cash equivalents	$1,633,702	$1,475,626
Restricted cash (1)	2,149	3,054
Total cash, cash equivalents and restricted cash	$1,635,851	$1,478,680
(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (note 9).
Supplemental cash flow disclosures (note 6 and note 21)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2022
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company”. We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), which as of March 31, 2022, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
Previously, our ownership in EC1 Pte. Ltd. (GXS Singapore) was 81%. During the first quarter of Fiscal 2022 (as defined below), we made a final cash distribution of $0.4 million to the non-controlling interest holder in GXS Singapore as part of the process to liquidate the subsidiary. During the three months ended March 31, 2022, the liquidation of GXS Singapore was completed.
Throughout this Quarterly Report on Form 10-Q: (i) the term “Fiscal 2022” means our fiscal year beginning on July 1, 2021 and ending June 30, 2022; (ii) the term “Fiscal 2021” means our fiscal year beginning on July 1, 2020 and ended June 30, 2021; (iii) the term “Fiscal 2020” means our fiscal year beginning on July 1, 2019 and ended June 30, 2020; (iv) the term “Fiscal 2019” means our fiscal year beginning on July 1, 2018 and ended June 30, 2019; (v) the term “Fiscal 2018” means our fiscal year beginning on July 1, 2017 and ended June 30, 2018; (vi) the term “Fiscal 2017” means our fiscal year beginning on July 1, 2016 and ended June 30, 2017; (vii) the term “Fiscal 2016” means our fiscal year beginning on July 1, 2015 and ended June 30, 2016; (viii) the term “Fiscal 2015” means our fiscal year beginning on July 1, 2014 and ended June 30, 2015; (ix) the term “Fiscal 2014” means our fiscal year beginning on July 1, 2013 and ended June 30, 2014; (x) the term “Fiscal 2013” means our fiscal year beginning on July 1, 2012 and ended June 30, 2013; and (xi) the term “Fiscal 2012” means our fiscal year beginning on July 1, 2011 and ended June 30, 2012.
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
In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 continues to impact the global economy. As the impacts of the pandemic continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. As of March 31, 2022, we have recorded certain estimates resulting from the pandemic, particularly with respect to the COVID-19 Restructuring Plan (as defined herein) and allowance for credit losses, based on management's estimates and assumptions utilizing the most currently available information. Such estimates may be subject to change particularly given the unprecedented nature of the COVID-19 pandemic. We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to potential items such as special charges (recoveries), restructurings, asset impairments and other non-recurring costs. Please see note 18 “Special Charges (Recoveries)” and “Risk Factors” included within Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2021.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted in Fiscal 2022
During Fiscal 2022, we have adopted the following Accounting Standards Update (ASU) that did not have a material impact to our reported financial position, results of operations or cash flows:
•ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”
Business Combinations
In October 2021, the Financial Accounting Standards Board (FASB) issued ASU 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This standard requires contract assets and contract liabilities acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract in accordance with Accounting Standards Codification (ASC) Topic 606. Previously, contract assets and contract liabilities were measured at fair value.
The standard is effective for us in our fiscal year ending June 30, 2024, with early adoption permitted. We elected to early adopt the ASU during our second quarter of Fiscal 2022. Early adoption required retrospective adoption to business combinations completed on or after July 1, 2021 and prospective adoption to business combinations occurring on or after the date of adoption. There was no retrospective impact of early adoption as we did not have acquisitions during our first quarter of Fiscal 2022. Acquisitions disclosed in note 19 “Acquisitions” are in accordance with ASU 2021-08. The adoption will not have a material impact to our reported financial position, results of operations or cash flows.
NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Total Revenues by Geography:
Americas (1)	$560,969	$507,892	$1,615,967	$1,533,400
EMEA (2)	252,888	258,010	764,707	754,966
Asia Pacific (3)	68,426	67,029	210,716	204,222
Total revenues	$882,283	$832,931	$2,591,390	$2,492,588

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$401,947	$355,845	$1,123,422	$1,047,285
Customer support revenue	332,514	335,915	1,002,626	999,806
Total recurring revenues	$734,461	$691,760	$2,126,048	$2,047,091
License revenue (perpetual, term and subscriptions)	80,641	76,299	263,663	252,170
Professional service and other revenue	67,181	64,872	201,679	193,327
Total revenues	$882,283	$832,931	$2,591,390	$2,492,588

Total Revenues by Timing of Revenue Recognition:
Point in time	$80,641	$76,299	$263,663	$252,170
Over time (including professional service and other revenue)	801,642	756,632	2,327,727	2,240,418
Total revenues	$882,283	$832,931	$2,591,390	$2,492,588
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of March 31, 2022	As of June 30, 2021
Short-term contract assets	$25,481	$25,344
Long-term contract assets	$20,049	$19,222
Short-term deferred revenues	$936,750	$852,629
Long-term deferred revenues	$90,736	$98,989
The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the nine months ended March 31, 2022, we reclassified $26.6 million of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three and nine months ended March 31, 2022 and 2021, respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to cloud services and customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the nine months ended March 31, 2022 that was included in the deferred revenue balances at June 30, 2021 was $775 million (nine months ended March 31, 2021—$737 million).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2021:

Capitalized costs to obtain a contract as of June 30, 2021	$72,900
New capitalized costs incurred	27,324
Amortization of capitalized costs	(18,903)
Impact of foreign exchange rate changes	(2,312)
Capitalized costs to obtain a contract as of March 31, 2022	$79,009
During the three and nine months ended March 31, 2022 and 2021, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to note 9 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2022, approximately $1.5 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 46% of this amount over the next 12 months and the remaining balance substantially over the next three years thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following illustrates the activity in our allowance for credit losses on accounts receivable, since June 30, 2021:

Balance as of June 30, 2021	$22,151
Credit loss expense (recovery)	(2,295)
Write-off / adjustments	(3,417)
Balance as of March 31, 2022	$16,439
Included in accounts receivable are unbilled receivables in the amount of $52.4 million as of March 31, 2022 (June 30, 2021—$51.4 million).
As of March 31, 2022, we have an allowance for credit losses of $0.6 million for contract assets (June 30, 2021—$0.4 million). For additional information on contract assets please see note 3 “Revenues”.
NOTE 5—PROPERTY AND EQUIPMENT

	As of March 31, 2022
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$42,009	$(38,021)	$3,988
Office equipment	2,755	(1,359)	1,396
Computer hardware	324,998	(221,842)	103,156
Computer software	137,423	(114,266)	23,157
Capitalized software development costs	142,631	(97,926)	44,705
Leasehold improvements	105,733	(86,684)	19,049
Land and buildings	48,757	(16,378)	32,379
Total	$804,306	$(576,476)	$227,830

	As of June 30, 2021
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$38,541	$(32,500)	$6,041
Office equipment	2,533	(1,244)	1,289
Computer hardware	313,946	(212,448)	101,498
Computer software	129,690	(104,654)	25,036
Capitalized software development costs	127,697	(86,466)	41,231
Leasehold improvements	106,656	(81,135)	25,521
Land and buildings	48,537	(15,558)	32,979
Total	$767,600	$(534,005)	$233,595
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

Lease Costs and Other Information
The following illustrates the various components of operating lease costs for the period indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Operating lease cost	$16,158	$16,065	$47,121	$47,327
Short-term lease cost	223	222	532	724
Variable lease cost	891	852	2,056	2,152
Sublease income	(3,087)	(1,569)	(6,945)	(4,762)
Total lease cost	$14,185	$15,570	$42,764	$45,441
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of March 31, 2022	As of June 30, 2021
Weighted-average remaining lease term	6.17 years	6.47 years
Weighted-average discount rate	2.83%	2.82%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Nine Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$53,200	$56,645
Right of use assets obtained in exchange for new operating lease liabilities (1) (2)	$24,880	$59,762

(1) The nine months ended March 31, 2022 excludes the impact of $8.1 million of right of use (ROU) assets obtained through the acquisition of Zix Corporation. See note 19 “Acquisitions” for further details including expected finalization of preliminary purchase price allocation.

(2) The nine months ended March 31, 2021 excludes the release of $22.3 million of lease liabilities relating to office space that was abandoned during the fourth quarter of Fiscal 2020 and has since been early terminated or assigned to a third party. These recoveries were recorded in “Special charges (recoveries)” in the Condensed Consolidated Statements of Income. Please see note 18 “Special Charges (Recoveries)”.

Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our operating leases liabilities as of March 31, 2022:

Fiscal years ending June 30,
2022 (three months ended)	$17,431
2023	62,747
2024	51,449
2025	40,519
2026	27,712
Thereafter	85,329
Total lease payments	$285,187
Less: Imputed interest	(22,904)
Total	$262,283
Reported as:
Current operating lease liabilities	$59,182
Non-current operating lease liabilities	203,101
Total	$262,283

Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $3.2 million over the remainder of Fiscal 2022 and $59.4 million thereafter.
NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2021:

Balance as of June 30, 2021	$4,691,673
Acquisition of Zix Corporation (note 19)	585,443
Acquisition of Bricata Inc. (note 19)	10,257
Impact of foreign exchange rate changes	(22,184)
Balance as of March 31, 2022	$5,265,189

NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2022
	Cost	Accumulated Amortization	Net
Technology assets	$1,001,167	$(694,088)	$307,079
Customer assets	1,599,646	(725,459)	874,187
Total	$2,600,813	$(1,419,547)	$1,181,266

	As of June 30, 2021
	Cost	Accumulated Amortization	Net
Technology assets	$1,003,730	$(635,965)	$367,765
Customer assets	1,386,533	(567,038)	819,495
Total	$2,390,263	$(1,203,003)	$1,187,260
Where applicable, the above balances as of March 31, 2022 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the nine months ended March 31, 2022. The impact of this resulted in a reduction of $91.0 million to technology assets cost and accumulated amortization.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2022 (three months ended)	$102,692
2023	348,540
2024	268,185
2025	156,819
2026	113,316
Thereafter	191,714
Total	$1,181,266

NOTE 9—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of March 31, 2022	As of June 30, 2021
Deposits and restricted cash	$6,101	$3,027
Capitalized costs to obtain a contract	25,181	22,601
Short-term prepaid expenses and other current assets	91,334	72,923
Total	$122,616	$98,551
Other assets:

	As of March 31, 2022	As of June 30, 2021
Deposits and restricted cash	$7,264	$11,577
Capitalized costs to obtain a contract	53,828	50,299
Investments	176,767	121,777
Long-term prepaid expenses and other long-term assets	19,442	25,241
Total	$257,301	$208,894
Deposits and restricted cash primarily relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of certain contractual-based agreements.
Capitalized costs to obtain a contract relate to incremental costs of obtaining a contract, such as sales commissions, which are eligible for capitalization on contracts to the extent that such costs are expected to be recovered (see note 3 “Revenues”).
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (see note 22 “Other Income (Expense), Net”).
During the three and nine months ended March 31, 2022, our share of income (loss) from these investments was $27.7 million and $59.1 million, respectively (three and nine months ended March 31, 2021—$11.8 million and $20.0 million, respectively).
Prepaid expenses and other assets, both short-term and long-term, include advance payments on licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.
NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of March 31, 2022	As of June 30, 2021
Accounts payable—trade	$87,242	$57,500
Accrued salaries, incentives and commissions	156,678	214,884
Accrued liabilities	103,578	82,204
Accrued sales and other tax liabilities	22,267	31,583
Accrued interest on Senior Notes	29,912	31,161
Amounts payable in respect of restructuring and other special charges	1,716	4,396
Asset retirement obligations	3,152	1,864
Total	$404,545	$423,592

Long-term accrued liabilities:

	As of March 31, 2022	As of June 30, 2021
Amounts payable in respect of restructuring and other special charges	$3,150	$4,359
Other accrued liabilities	699	10,681
Asset retirement obligations	12,782	13,790
Total	$16,631	$28,830
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of March 31, 2022, the present value of this obligation was $15.9 million (June 30, 2021—$15.7 million), with an undiscounted value of $16.6 million (June 30, 2021—$16.4 million).
NOTE 11—LONG-TERM DEBT

	As of March 31, 2022	As of June 30, 2021
Total debt
Senior Notes 2031	$650,000	$—
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	—
Senior Notes 2028	900,000	900,000
Senior Notes 2026	—	850,000
Term Loan B	960,000	967,500
Total principal payments due	4,260,000	3,617,500

Premium on Senior Notes 2026 (1)	—	4,070
Debt issuance costs (1)	(39,418)	(32,711)
Total amount outstanding	4,220,582	3,588,859
Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Total current portion of long-term debt	10,000	10,000

Non-current portion of long-term debt	$4,210,582	$3,578,859

(1) During the nine months ended March 31, 2022, we recorded $17.2 million of debt issuance costs relating to the issuance of Senior Notes 2031 and Senior Notes 2029 (both defined below). Additionally, upon redemption of Senior Notes 2026 (defined below), $6.2 million of unamortized debt issuance costs and ($3.8) million of the unamortized premium were included in the loss on debt extinguishment. See note 22 “Other Income (Expense), Net”.

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
For the three and nine months ended March 31, 2022, we recorded interest expense of $6.7 million and $9.4 million, respectively, relating to Senior Notes 2031.

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
For the three and nine months ended March 31, 2022, we recorded interest expense of $9.3 million and $27.9 million, respectively, relating to Senior Notes 2030 (three and nine months ended March 31, 2021—$9.3 million and $27.8 million, respectively).
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
For the three and nine months ended March 31, 2022, we recorded interest expense of $8.2 million and $11.5 million, respectively, relating to Senior Notes 2029.
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
For the three and nine months ended March 31, 2022, we recorded interest expense of $8.7 million and $26.1 million, respectively, relating to Senior Notes 2028 (three and nine months ended March 31, 2021—$8.7 million and $26.0 million, respectively).
    Senior Notes 2026
On May 31, 2016, we issued $600 million in aggregate principal amount of 5.875% Senior Notes due 2026 (Senior Notes 2026) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2026 bear interest at a rate of 5.875% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2016. Senior Notes 2026 would have matured on June 1, 2026, unless earlier redeemed, in accordance with their terms, or repurchased.
On December 20, 2016, we issued an additional $250 million in aggregate principal amount by reopening our Senior Notes 2026 at an issue price of 102.75%. The additional notes have identical terms, are fungible with and are a part of a single series with the previously issued $600 million aggregate principal amount of Senior Notes 2026. The outstanding aggregate principal amount of Senior Notes 2026, after taking into consideration the additional issuance, was $850 million as of December 9, 2021.
On December 9, 2021, we redeemed Senior Notes 2026 in full at a price equal to 102.9375% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. A portion of the net proceeds from the offerings of Senior Notes 2029 and Senior Notes 2031 was used to redeem Senior Notes 2026. Upon redemption, Senior Notes 2026 were cancelled and any obligation thereunder was extinguished. The resulting loss of $27.4 million, consisting of $25.0 million relating to the early termination call premium, $6.2 million relating to unamortized debt issuance costs and ($3.8) million relating to unamortized premium, has been recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income. See note 22 “Other Income (Expense), Net”.
For the three and nine months ended March 31, 2022, we recorded interest expense of nil and $21.9 million, respectively, relating to Senior Notes 2026 (three and nine months ended March 31, 2021—$12.5 million and $37.5 million, respectively).

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
Term Loan B has a seven year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of March 31, 2022, the outstanding balance on the Term Loan B bears an interest rate of 1.96%. For more information regarding the impact of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2021.
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2022, our consolidated net leverage ratio was 1.9:1.
For the three and nine months ended March 31, 2022, we recorded interest expense of $4.5 million and $13.6 million, respectively, relating to Term Loan B (three and nine months ended March 31, 2021—$4.6 million and $14.1 million, respectively).
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. For more information regarding the impact of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2021.
As of March 31, 2022, we had no outstanding balance under the Revolver (June 30, 2021—nil). For the three and nine months ended March 31, 2022 we did not record any interest expense relating to the Revolver (three and nine months ended March 31, 2021—nil and $3.6 million, respectively, relating to amounts previously drawn).
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
The premium on Senior Notes 2026 represented the excess of the proceeds received over the face value of Senior Notes 2026. This premium was amortized as a reduction to interest expense over the term of Senior Notes 2026 using the effective interest method. The unamortized debt issuance costs and unamortized premium on Senior Notes 2026 were included in the loss on debt extinguishment recognized during our second quarter of Fiscal 2022. See note 22 “Other Income (Expense), Net”.

NOTE 12—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP) and other plans as of March 31, 2022 and June 30, 2021:

	As of March 31, 2022
	Total benefit obligation	Current portion of benefit obligation(1)	Non-current portion of benefit obligation
CDT defined benefit plan	$27,158	$867	$26,291
GXS GER defined benefit plan	19,545	968	18,577
GXS PHP defined benefit plan	12,071	86	11,985
Other plans	20,126	615	19,511
Total	$78,900	$2,536	$76,364

	As of June 30, 2021
	Total benefit obligation	Current portion of benefit obligation(1)	Non-current portion of benefit obligation
CDT defined benefit plan	$32,865	$880	$31,985
GXS GER defined benefit plan	23,861	1,058	22,803
GXS PHP defined benefit plan	10,973	42	10,931
Other plans	9,594	802	8,792
Total	$77,293	$2,782	$74,511
(1) The current portion of the benefit obligation has been included within “Accrued salaries, incentives and commissions”, all within “Accounts payable and accrued liabilities” in the Condensed Consolidated Balance Sheets (see note 10 “Accounts Payable and Accrued Liabilities”).
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
GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of $0.03 million as of March 31, 2022, no additional contributions have been made since the inception of the plan.

The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of March 31, 2022				As of June 30, 2021
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of fiscal year	$32,865	$23,861	$10,973	$67,699	$32,851	$24,105	$10,270	$67,226
Service cost	273	126	1,420	1,819	473	206	1,822	2,501
Interest cost	326	232	457	1,015	505	364	469	1,338
Benefits paid	(625)	(743)	(183)	(1,551)	(800)	(1,027)	(19)	(1,846)
Actuarial (gain) loss	(3,110)	(2,072)	268	(4,914)	(1,976)	(1,118)	(1,853)	(4,947)
Foreign exchange (gain) loss	(2,571)	(1,859)	(864)	(5,294)	1,812	1,331	284	3,427
Benefit obligation—end of period	27,158	19,545	12,071	58,774	32,865	23,861	10,973	67,699
Less: Current portion	(867)	(968)	(86)	(1,921)	(880)	(1,058)	(42)	(1,980)
Non-current portion of benefit obligation	$26,291	$18,577	$11,985	$56,853	$31,985	$22,803	$10,931	$65,719

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended March 31,
	2022				2021
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$88	$41	$520	$649	$117	$51	$404	$572
Interest cost	105	75	164	344	125	90	104	319
Amortization of actuarial (gains) losses	117	6	(22)	101	175	28	—	203
Net pension expense	$310	$122	$662	$1,094	$417	$169	$508	$1,094

	Nine Months Ended March 31,
	2022				2021
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$273	$126	$1,420	$1,819	$354	$155	$1,245	$1,754
Interest cost	326	232	457	1,015	378	272	299	949
Amortization of actuarial (gains) losses	363	18	(68)	313	529	85	—	614
Net pension expense	$962	$376	$1,809	$3,147	$1,261	$512	$1,544	$3,317
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under “Interest and other related expense, net” on our Condensed Consolidated Statements of Income.

In determining the fair value of the pension plan benefit obligations as of March 31, 2022 and June 30, 2021, respectively, we used the following weighted-average key assumptions:

	As of March 31, 2022			As of June 30, 2021
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	1.50%	1.50%	6.00%	1.50%	1.50%	5.00%
Pension increases	1.50%	1.50%	N/A	1.50%	1.50%	N/A
Discount rate	2.10%	2.10%	5.50%	1.39%	1.39%	5.00%
Normal retirement age	65-67	65-67	60	65-67	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	13.98%	—%	—%	13.98%
to age 25	—%	—%	7.10%	—%	—%	7.10%
to age 30	1.00%	—%	3.00%	1.00%	—%	3.00%
to age 35	0.50%	—%	2.44%	0.50%	—%	2.44%
to age 40	—%	—%	2.59%	—%	—%	2.59%
to age 45	0.50%	—%	1.15%	0.50%	—%	1.15%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%
Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2022 (three months ended)	$203	$244	$—
2023	886	965	116
2024	959	966	130
2025	1,002	989	175
2026	1,036	977	287
2027 to 2031	5,997	4,743	2,894
Total	$10,083	$8,884	$3,602
Other Plans
Other plans include defined benefit pension plans that are offered or statutorily required by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. These other plans are primarily unfunded, with the aggregate projected benefit obligation included in our pension liability. The net periodic costs of these plans are determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs.
NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three and nine months ended March 31, 2022, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.2209 and $0.6627 per Common Share, respectively, in the aggregate amount of $59.1 million and $178.6 million, respectively, which we paid during the same period (three and nine months ended March 31, 2021—$0.2008 and $0.5762 per Common Share, respectively, in the aggregate amount of $54.5 million and $156.3 million, respectively).
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
During the three and nine months ended March 31, 2022, we repurchased 1,300,000 and 1,700,000 Common Shares, respectively, on the open market at a cost of $56.1 million and $75.7 million, respectively, for potential settlement of awards under “Long-Term Incentive Plans” and “Restricted Share Units” or other plans as described below (three and nine months ended March 31, 2021—489,934 and 1,455,088 Common Shares, respectively, at a cost of $23.0 million and $64.8 million, respectively).
During the three and nine months ended March 31, 2022, we reissued nil and 491,244 Common Shares, respectively, from treasury stock in connection with the settlement of awards and other plans (three and nine months ended March 31, 2021—23,640 and 509,721 Common Shares, respectively).
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
During the three and nine months ended March 31, 2022, we repurchased and cancelled 1,000,000 and 2,809,559 Common Shares, respectively, for $45.1 million and $136.1 million, respectively (three and nine months ended March 31, 2021—nil, respectively). Share repurchases during the three and nine months ended March 31, 2022 were completed under our share repurchase plans authorized on both November 5, 2020 and November 4, 2021.
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Stock options	$3,442	$3,460	$12,457	$11,329
Performance Share Units (issued under LTIP)	2,980	2,447	10,151	7,486
Restricted Share Units (issued under LTIP)	1,694	1,697	5,790	5,655
Restricted Share Units (other)	6,482	2,807	9,229	7,877
Deferred Share Units (directors)	915	813	3,069	2,626
Employee Stock Purchase Plan	1,235	1,133	4,395	3,646
Total share-based compensation expense	$16,748	$12,357	$45,091	$38,619
Summary of Outstanding Stock Options
As of March 31, 2022, an aggregate of 9,009,585 options to purchase Common Shares were outstanding and an additional 9,450,921 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.

A summary of activity under our stock option plans for the nine months ended March 31, 2022 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2021	8,113,574	$40.16	4.88	$86,297
Granted	2,427,510	48.69
Exercised	(904,645)	34.41
Forfeited or expired	(626,854)	44.60
Outstanding at March 31, 2022	9,009,585	$42.73	4.88	$21,827
Exercisable at March 31, 2022	2,580,100	$36.87	3.27	$15,360
We estimate the fair value of stock options using the Black-Scholes option-pricing model or, where appropriate, the Monte Carlo pricing model, consistent with the provisions of ASC Topic 718, “Compensation—Stock Compensation” (Topic 718) and SEC Staff Accounting Bulletin No. 107. The option-pricing models require input of subjective assumptions, including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility as a basis for projecting the expected volatility of the underlying stock and estimate the expected life of our stock options based upon historical data.
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Weighted–average fair value of options granted	$8.31	$8.86	$9.08	$8.41
Weighted-average assumptions used:
Expected volatility	26.06%	26.59%	26.37%	26.20%
Risk–free interest rate	1.54%	0.32%	1.06%	0.21%
Expected dividend yield	1.94%	1.54%	1.75%	1.54%
Expected life (in years)	4.14	4.14	4.15	4.63
Forfeiture rate (based on historical rates)	7%	7%	7%	7%
Average exercise share price	$44.45	$48.74	$48.69	$45.57
As of March 31, 2022, the total compensation cost related to the unvested stock option awards not yet recognized was $44.2 million, which will be recognized over a weighted-average period of 2.9 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
The aggregate intrinsic value of options exercised during the three and nine months ended March 31, 2022 was $0.4 million and $16.7 million, respectively (three and nine months ended March 31, 2021—$2.1 million and $9.8 million, respectively).
For the three and nine months ended March 31, 2022, cash in the amount of $1.9 million and $31.1 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements (three and nine months ended March 31, 2021—$8.3 million and $23.8 million, respectively).
The tax benefit realized by us during the three and nine months ended March 31, 2022 from the exercise of options eligible for a tax deduction was $0.1 million and $1.6 million, respectively (three and nine months ended March 31, 2021—$0.3 million and $1.4 million, respectively).

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
PSUs and RSUs granted under the LTIP have been measured at fair value as of the effective date, consistent with Topic 718, and will be charged to share-based compensation expense over the remaining life of the plan. We estimate the fair value of PSUs using the Monte Carlo pricing model and RSUs have been valued based upon their grant date fair value. Stock options granted under the LTIP have been measured using the Black-Scholes option-pricing model, consistent with Topic 718.
As of March 31, 2022, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $41.3 million, which is expected to be recognized over a weighted average period of 1.9 years.
LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants are referred to in this Quarterly Report on Form 10-Q based upon the year in which the grants are expected to vest.
LTIP 2021
Grants made in Fiscal 2019 under the LTIP (collectively referred to as LTIP 2021), consisting of PSUs and RSUs, took effect in Fiscal 2019 starting on August 6, 2018. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the LTIP 2021. We settled the LTIP 2021 awards by issuing 349,792 Common Shares from treasury stock during our second quarter in Fiscal 2022, at a cost of $15.1 million.
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
Restricted Share Units
In addition to the grants made in connection with the LTIP plans discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. During the three months ended March 31, 2022, we granted RSUs through a special one-time grant for development, engagement and long-term retention to certain of our non-executive employees. During the three and nine months ended March 31, 2022, we granted 2,459,929 RSUs, respectively, to employees (three and nine months ended March 31, 2021— nil and 484,956 RSUs, respectively). RSUs vest over a specified contract date, typically three years from the respective date of grants.
As of March 31, 2022, the total expected compensation cost related to the unvested RSU awards not yet recognized was $106.9 million, which is expected to be recognized over a weighted average period of 2.1 years. We expect to settle RSU awards in stock.
During the three and nine months ended March 31, 2022, we issued nil and 141,452 Common Shares, respectively, from treasury stock in connection with the settlement of vested RSUs, at a cost of nil and $5.9 million, respectively (three and nine months ended March 31, 2021—nil).

Deferred Share Units (DSUs)
During the three and nine months ended March 31, 2022, we granted 5,058 and 78,705 DSUs, respectively, to certain non-employee directors (three and nine months ended March 31, 2021—5,015 and 81,585 DSUs, respectively). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
During the three and nine months ended March 31, 2022, respectively, we did not issue any of our Common Shares from treasury stock in connection with the settlement of vested DSUs (three and nine months ended March 31, 2021— 23,640 Common Shares, respectively, at a cost of $1.1 million, respectively).
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%.
During the three and nine months ended March 31, 2022, 246,473 and 644,986 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and nine months ended March 31, 2021—204,812 and 572,219 Common Shares, respectively).
During the three and nine months ended March 31, 2022, cash in the amount of $8.9 million and $25.3 million, respectively, was received from employees relating to the ESPP (three and nine months ended March 31, 2021—$8.3 million and $22.0 million, respectively).
NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2022 - June 30, 2022	July 1, 2022 - June 30, 2024	July 1, 2024 - June 30, 2026	July 1, 2026 and beyond
Long-term debt obligations (1)	$5,358,547	$38,290	$321,232	$1,218,025	$3,781,000
Purchase obligations for contracts not accounted for as lease obligations (2)	70,931	28,555	42,376	—	—
	$5,429,478	$66,845	$363,608	$1,218,025	$3,781,000
(1) Includes interest up to maturity and principal payments. Please see note 11 “Long-Term Debt” for more details.
(2) For contractual obligations relating to leases and purchase obligations accounted for under Topic 842, please see note 6 “Leases”.
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
Quarterly, we review the status of each significant legal matter and evaluate such matters to determine how they should be treated for accounting and disclosure purposes in accordance with the requirements of ASC Topic 450-20 “Loss Contingencies” (Topic 450-20). Specifically, this evaluation process includes the centralized tracking and itemization of the status of all our disputes and litigation items, discussing the nature of any litigation and claim, including any dispute or claim that is reasonably likely to result in litigation, with relevant internal and external counsel, and assessing the progress of each matter in light of its merits and our experience with similar proceedings under similar circumstances.

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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of March 31, 2022, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $75 million. As of March 31, 2022, we have provisionally paid approximately $34 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on the Condensed Consolidated Balance Sheets as of March 31, 2022.
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
The CRA has also been auditing Fiscal 2017 on a basis that we strongly disagree with and will vigorously contest. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. In conjunction with the Fiscal 2017 audit, the CRA issued a proposal letter dated April 7, 2021 (Proposal Letter) indicating to us that it proposes to reassess our Fiscal 2017 tax year to reduce the depreciable basis of these assets. We have made extensive submissions in support of our position. CRA’s position for Fiscal 2017 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. On January 27, 2022, the CRA issued a notice of reassessment in respect of Fiscal 2017 on the basis of its position set forth in the Proposal Letter. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and intend to vigorously defend our original filing position.
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
Carbonite vs Realtime Data
On February 27, 2017, before our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (Realtime Data) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas “Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL).” Therein, it alleged that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S. District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the same asserted patents against other companies. After a stay pending appeal in one of those suits, on January 21, 2021, the Court held a hearing to construe the claims of the asserted patents. As to the fourth patent asserted against Carbonite, on September 24, 2019, the U.S. Patent & Trademark Office Patent Trial and Appeal Board invalidated certain claims of that patent, including certain claims that had been asserted against Carbonite. The parties then jointly stipulated to dismiss that patent from this action. On August 23, 2021, in one of the suits against other companies, the District of Delaware (No. 1:17-cv-800), held all of the patents asserted against Carbonite to be invalid. Realtime Data has appealed that decision to the U.S. Court of Appeals for the Federal Circuit. We continue to vigorously defend the matter, and the U.S. District Court for the District of Massachusetts has issued a claim construction order. We anticipate motion practice based upon the result of that order. We have not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and we remain unable to reasonably estimate a possible loss or range of loss associated with this litigation.
Please also see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2021.
NOTE 15—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
The effective tax rate increased to a provision of 35.5% for the three months ended March 31, 2022, compared to a provision of 25.8% for the three months ended March 31, 2021. Tax expense increased from $31.8 million during the three months ended March 31, 2021 to $41.0 million during the three months ended March 31, 2022. This was primarily due to (i) an increase of $10.6 million related to the US Base Erosion and Anti-Abuse Tax (US BEAT) and (ii) an increase of $4.4 million relating to tax impacts of legal entity rationalization. These were partially offset by (i) a net decrease of $2.9 million related to Foreign Accrual Property Income and (ii) a net increase of $2.1 million benefit related to the 50% exclusion on gains in certain investment funds in which we are a limited partner. The remainder of the difference was due to normal course movements and non-material items.

The effective tax rate decreased to a provision of 29.6% for the nine months ended March 31, 2022, compared to a provision of 72.5% for the nine months ended March 31, 2021. Tax expense decreased from $342.1 million during the nine months ended March 31, 2021 to $123.8 million during the nine months ended March 31, 2022. This was primarily due to (i) a decrease of $300.6 million related to Internal Revenue Service (IRS) settlements in Fiscal 2021, (ii) a decrease of $11.3 million related to differences in tax filings, (iii) a net decrease of $5.9 million for related Subpart F and (iv) an increase of $5.2 million benefit related to the 50% exclusion on gains in certain investment funds in which we are a limited partner. These were partially offset by (i) an increase of $90.6 million for changes in unrecognized tax benefits, (ii) a net increase of $17.0 million related to internal reorganizations and (iii) a decrease of $4.4 million in share-based compensation benefits. The remainder of the difference was due to normal course movements and non-material items.
We recognize interest expense and penalties related to income tax matters in income tax expense. For the three and nine months ended March 31, 2022 and 2021, respectively, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Interest expense	$336	$1,315	$803	$45,422
Penalties expense	245	506	418	889
Total	$581	$1,821	$1,221	$46,311
The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of March 31, 2022	As of June 30, 2021
Interest expense accrued (1)	$5,751	$5,166
Penalties accrued (1)	$2,553	$2,605
(1) These balances are primarily included within “Long-term income taxes payable” within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of March 31, 2022, could decrease tax expense in the next 12 months by $3.1 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2012 for Canada, 2016 for the United States and 2012 for Germany. As of December 31, 2021, the Fiscal 2015 and Fiscal 2016 tax years for Luxembourg became statute barred.
We are subject to income tax audits in all major taxing jurisdictions in which we operate and currently have income tax audits open in Canada, the United States, Germany, India and France. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the Canada audits are included in note 14 “Guarantees and Contingencies”.
The timing of the resolution of income tax audits is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax audits in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on tax filings. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements. We cannot currently provide an estimate of the range of possible outcomes. For more information relating to certain income tax audits, please refer to note 14 “Guarantees and Contingencies”.
As of March 31, 2022, we have recognized a provision of $29.2 million (June 30, 2021—$27.5 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2022 and June 30, 2021:

	March 31, 2022				June 30, 2021
		Fair Market Measurements using:				Fair Market Measurements using:
	March 31, 2022	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2021	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)

Financial Assets (Liabilities):
Foreign currency forward contracts designated as cash flow hedges (note 17)	$559	$—	$559	$—	$1,131	$—	$1,131	$—
Total	$559	$—	$559	$—	$1,131	$—	$1,131	$—
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
The fair value of our Senior Notes is determined based on observable market prices and categorized as a Level 2 measurement. As of March 31, 2022, the fair value was $3.1 billion (June 30, 2021—$2.7 billion). The carrying value of our other long-term debt facilities approximates the fair value since the interest rate is at market. Please see note 11 “Long-Term Debt” for further details.

If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended March 31, 2022 and 2021, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended March 31, 2022 and 2021, respectively, no indications of impairments were identified and therefore no fair value measurements were required.
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within “Other Comprehensive Income (Loss) - net”. The fair value of the contracts, as of March 31, 2022, is recorded within “Prepaid expenses and other current assets” and represents the net gain before tax effect that is expected to be reclassified from accumulated other comprehensive income into earnings with the next twelve months.
As of March 31, 2022, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $67.0 million (June 30, 2021—$66.9 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 16 “Fair Value Measurement”)

		As of March 31, 2022	As of June 30, 2021
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$559	$1,131

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) (Loss)

Three and Nine Months Ended March 31, 2022
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI (Loss) on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Loss) (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Loss) (Effective Portion)
	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022		Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Foreign currency forward contracts	$881	$(455)	Operating expenses	$(298)	$117

Three and Nine Months Ended March 31, 2021
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI (Loss) on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Loss) (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Loss) (Effective Portion)
	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021		Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Foreign currency forward contracts	$927	$4,910	Operating expenses	$1,507	$2,574
NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Fiscal 2022 Restructuring Plan	$464	$—	$464	$—
COVID-19 Restructuring Plan	(495)	153	(1,310)	(7,581)
Fiscal 2020 Restructuring Plan	3	(727)	(145)	475
Restructuring Plans prior to Fiscal 2020 Restructuring Plan	15	10	(64)	11
Acquisition-related costs	1,302	3,145	5,967	4,593
Other charges (recoveries)	9,742	265	15,680	1,098
Total	$11,031	$2,846	$20,592	$(1,404)
Fiscal 2022 Restructuring Plan
During the third quarter of Fiscal 2022, as part of our return to office planning, we made a strategic decision to implement restructuring activities to streamline our operations and further reduce our real estate footprint around the world (Fiscal 2022 Restructuring Plan). The Fiscal 2022 Restructuring Plan charges will relate to facility costs and workforce reductions. Facility costs will include the accelerated amortization associated with the abandonment of ROU assets, the write-off of fixed assets and other related variable lease and exit costs. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
During the three and nine months ended March 31, 2022, we recorded charges of $0.5 million, respectively, related to workforce reductions.
As of March 31, 2022, we expect total costs to be incurred in connection with the Fiscal 2022 Restructuring Plan to be approximately $30.0 million to $35.0 million, of which $0.5 million has been recorded within “Special charges (recoveries)” to date.

A reconciliation of the beginning and ending restructuring liability, which is included within “Accounts payable and accrued liabilities” in our Condensed Consolidated Balance Sheets, for the nine months ended March 31, 2022 is shown below.

Fiscal 2022 Restructuring Plan	Workforce reduction	Total
Balance payable as of June 30, 2021	$—	$—
Accruals and adjustments	464	464
Cash payments	(111)	(111)
Foreign exchange and other non-cash adjustments	2	2
Balance payable as of March 31, 2022	$355	$355
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
During the three and nine months ended March 31, 2022, we recorded net recoveries of $0.5 million and $1.3 million, respectively, related to abandoned facilities and workforce reductions.
During the three and nine months ended March 31, 2021, we recorded net recoveries of $1.5 million and $15.4 million, respectively, related to office space that was abandoned during the fourth quarter of Fiscal 2020 and has since been early terminated or assigned to a third party. Included in these recoveries are $2.2 million and $12.3 million, respectively, related to the reversal of lease liabilities (see note 6 “Leases”), with the remainder related to other facility charges and recoveries. Additionally, during the three and nine months ended March 31, 2021, we incurred $1.6 million and $7.8 million, respectively, of charges related to abandoned facilities, workforce reductions and the write-off of fixed assets.
Since the inception of the COVID-19 Restructuring Plan, $43.4 million has been recorded within “Special charges (recoveries)” to date. We do not expect to incur any further significant charges relating to the COVID-19 Restructuring Plan.
A reconciliation of the beginning and ending restructuring liability, which is included within “Accounts payable and accrued liabilities” and “Long-term accrued liabilities” in our Condensed Consolidated Balance Sheets, for the nine months ended March 31, 2022 is shown below.

COVID-19 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2021	$255	$4,010	$4,265
Accruals and adjustments	(101)	(1,462)	(1,563)
Cash payments	(144)	318	174
Foreign exchange and other non-cash adjustments	(10)	(302)	(312)
Balance payable as of March 31, 2022	$—	$2,564	$2,564
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

During the three and nine months ended March 31, 2022, we recorded immaterial charges and net recoveries of $0.1 million respectively, related to abandoned facilities and workforce reductions.
During the three and nine months ended March 31, 2021, we recorded net recoveries of $0.6 million and $13.6 million, respectively, related to office space that was abandoned during the fourth quarter of Fiscal 2020 and has since been early terminated or assigned to a third party. Included in these recoveries are $1.0 million and $10.0 million, respectively, related to the reversal of lease liabilities (see note 6 “Leases”), with the remainder related to other facility charges and recoveries. Additionally, during the three and nine months ended March 31, 2021, we recognized a net recovery of $0.1 million and charges of $14.1 million, respectively, related to abandoned facilities, workforce reductions and the write-off of fixed assets.
Since the inception of the Fiscal 2020 Restructuring Plan, $30.2 million has been recorded within “Special charges (recoveries)” to date. We do not expect to incur any further significant charges relating to the Fiscal 2020 Restructuring Plan.
A reconciliation of the beginning and ending restructuring liability, which is included within “Accounts payable and accrued liabilities” and “Long-term accrued liabilities” in our Condensed Consolidated Balance Sheets, for the nine months ended March 31, 2022 is shown below.

Fiscal 2020 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2021	$2,217	$1,866	$4,083
Accruals and adjustments	(226)	44	(182)
Cash payments	(1,864)	(264)	(2,128)
Foreign exchange and other non-cash adjustments	(127)	7	(120)
Balance payable as of March 31, 2022	$—	$1,653	$1,653
Acquisition-related costs
Acquisition-related costs, recorded within “Special charges (recoveries)” include direct costs of potential and completed acquisitions. Acquisition-related costs for the three and nine months ended March 31, 2022 were $1.3 million and $6.0 million, respectively (three and nine months ended March 31, 2021—$3.1 million and $4.6 million, respectively).
Other charges (recoveries)
For the three and nine months ended March 31, 2022, “Other charges” includes $9.6 million and $11.6 million, respectively, related to pre-acquisition equity incentives, which upon acquisition were replaced by equivalent value cash settlements (see note 19 “Acquisitions”) and $0.1 million and $4.1 million, respectively, related to other miscellaneous charges.
For the three and nine months ended March 31, 2021, “Other charges” includes $0.3 million and $1.1 million, respectively, related to other miscellaneous charges.

NOTE 19—ACQUISITIONS
Fiscal 2022 Acquisitions
Acquisition of Zix Corporation
On December 23, 2021, we acquired all of the equity interest in Zix Corporation (Zix), a leader in software as a service (SaaS) based email encryption, threat protection and compliance cloud solutions for small and medium-sized businesses (SMB). Total consideration for Zix was $894.5 million paid in cash, inclusive of cash acquired and $18.6 million relating to the cash settlement of pre-acquisition vested share-based compensation that was previously accrued but since paid as of March 31, 2022. In accordance with ASC Topic 805 “Business Combinations” (Topic 805), this acquisition was accounted for as a business combination. We believe the acquisition increases our position in the data protection, threat management, email security and compliance solutions spaces.
The results of operations of Zix have been consolidated with those of OpenText beginning December 23, 2021.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based on their preliminary fair values as of December 23, 2021, are set forth below:

Current assets (inclusive of cash acquired of $38.3 million)	$76,170
Non-current tangible assets	13,736
Intangible customer assets	213,600
Intangible technology assets	92,050
Liabilities assumed	(86,539)
Total identifiable net assets	309,017
Goodwill	585,443
Net assets acquired	$894,460
The goodwill of $585.4 million is primarily attributable to the synergies expected to arise after the acquisition. There is $103.7 million of goodwill that is deductible for tax purposes.
The fair value of current assets acquired includes accounts receivable with a fair value of $30.1 million. The gross amount receivable was $32.7 million, of which $2.6 million is expected to be uncollectible.
Acquisition-related costs for Zix included in “Special charges (recoveries)” in the Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2022 were $0.6 million and $2.7 million, respectively.
Pre-acquisition equity incentives of $26.6 million were replaced upon acquisition by equivalent value cash settlements to be settled in accordance with the original vesting dates, primarily over the next two years. Of these equity incentives, $9.6 million and $11.6 million for the three and nine months ended March 31, 2022, respectively, were included in “Special charges (recoveries).”
The finalization of the above purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including intangible assets and taxation-related balances as well as for potential unrecorded liabilities. We expect to finalize this determination on or before our quarter ending December 31, 2022.
Since the date of acquisition, the acquisition had no significant impact on revenues and net earnings for the three and nine months ended March 31, 2022. Pro forma results of operations for this acquisition have not been presented because they are not material to our consolidated results of operations.
Acquisition of Bricata Inc.
On November 24, 2021, we acquired all of the equity interest in Bricata Inc. (Bricata) for $17.8 million. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe the acquisition strengthens our OpenText Security and Protection Cloud with Network Detection and Response technologies.
The results of operations of Bricata have been consolidated with those of OpenText beginning November 24, 2021.
Since the date of acquisition, the acquisition had no significant impact on revenues and net earnings for the three and nine months ended March 31, 2022. Pro forma results of operations for this acquisition have not been presented because they are not material to our consolidated results of operations.

NOTE 20—ACCUMULATED OTHER COMPREHENSIVE INCOME

	Three Months Ended March 31, 2022
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2021	$43,969	$(457)	$(12,163)	$31,349
Other comprehensive income (loss) before reclassifications, net of tax	(13,073)	648	(2,033)	(14,458)
Amounts reclassified into net income, net of tax	—	219	156	375
Total other comprehensive income (loss) net, for the period	(13,073)	867	(1,877)	(14,083)
Balance as of March 31, 2022	$30,896	$410	$(14,040)	$17,266

	Nine Months Ended March 31, 2022
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of June 30, 2021	$75,408	$830	$(10,000)	$66,238
Other comprehensive income (loss) before reclassifications, net of tax	(44,512)	(334)	(4,517)	(49,363)
Amounts reclassified into net income, net of tax	—	(86)	477	391
Total other comprehensive income (loss) net, for the period	(44,512)	(420)	(4,040)	(48,972)
Balance as of March 31, 2022	$30,896	$410	$(14,040)	$17,266

	Three Months Ended March 31, 2021
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2020	$81,678	$2,007	$(17,209)	$66,476
Other comprehensive income (loss) before reclassifications, net of tax	(12,568)	681	344	(11,543)
Amounts reclassified into net income, net of tax	—	(1,108)	249	(859)
Total other comprehensive income (loss) net, for the period	(12,568)	(427)	593	(12,402)
Balance as of March 31, 2021	$69,110	$1,580	$(16,616)	$54,074

	Nine Months Ended March 31, 2021
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance as of June 30, 2020	$32,968	$(136)	$(15,007)	$17,825
Other comprehensive income (loss) before reclassifications, net of tax	36,142	3,608	(2,342)	37,408
Amounts reclassified into net income, net of tax	—	(1,892)	733	(1,159)
Total other comprehensive income (loss) net, for the period	36,142	1,716	(1,609)	36,249
Balance as of March 31, 2021	$69,110	$1,580	$(16,616)	$54,074

NOTE 21—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
	2022	2021
Cash paid during the period for interest	$115,097	$117,359
Cash received during the period for interest	$2,382	$3,116
Cash paid during the period for income taxes (1)	$88,259	$369,246

(1) Included for the nine months ended March 31, 2021 is cash paid of $290.0 million relating to settlements with the IRS.
NOTE 22—OTHER INCOME (EXPENSE), NET

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Foreign exchange gains (losses)	$(3,443)	$(3,248)	$(2,900)	$(3,258)
OpenText share in net income of equity investees (1)	27,746	11,765	59,103	20,020
Loss on debt extinguishment (2)	—	—	(27,413)	—
Other miscellaneous income (expense)	89	(234)	347	(345)
Total other income (expense), net	$24,392	$8,283	$29,137	$16,417

(1) Represents our share in net income of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see note 9 “Prepaid Expenses and Other Assets” for more details).

(2) On December 9, 2021, we redeemed Senior Notes 2026 in full, which resulted in a loss on debt extinguishment of $27.4 million. Of this, $25.0 million related to the early termination call premium, $6.2 million related to unamortized debt issuance costs and ($3.8) million related to unamortized premium (see note 11 “Long-Term Debt” for more details).

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Basic earnings per share
Net income attributable to OpenText	$74,681	$91,490	$294,894	$129,389
Basic earnings per share attributable to OpenText	$0.28	$0.34	$1.09	$0.47
Diluted earnings per share
Net income attributable to OpenText	$74,681	$91,490	$294,894	$129,389
Diluted earnings per share attributable to OpenText	$0.28	$0.33	$1.08	$0.47
Weighted-average number of shares outstanding (in '000's)
Basic	270,693	272,832	271,623	272,414
Effect of dilutive securities	518	1,092	816	898
Diluted	271,211	273,924	272,439	273,312
Excluded as anti-dilutive (1)	5,271	3,691	4,264	4,222
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
During the nine months ended March 31, 2022, Mr. Stephen Sadler, a member of the Board of Directors, earned $0.4 million (nine months ended March 31, 2021—$32 thousand) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 25—SUBSEQUENT EVENT
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on May 3, 2022, a dividend of $0.2209 per Common Share. The record date for this dividend is June 3, 2022 and the payment date is June 24, 2022. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal year beginning July 1, 2021 and ending June 30, 2022 (Fiscal 2022) and July 1, 2022 and ending June 30, 2023 (Fiscal 2023) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and business planning process; (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases and the timing thereof; (viii) the Company’s financial condition, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) acquisitions and their expected impact, including our ability to successfully integrate the assets we acquire or utilize such assets to their full capacity, including those acquired in connection with the acquisition of Zix Corporation (see note 19 “Acquisitions” to our Condensed Consolidated Financial Statements for more details); (xxiii) tax audits; (xxiv) the expected impact of our decision to cease all direct business in Russia and Belarus and with known Russian-owned companies;(xxv) expected costs of the restructuring plans; and (xxvi) other matters.
In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. The forward-looking statements contained in this report are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general political, economic and market conditions; (iv) our ability to manage inflation, including rising interest rates and increased labour costs associated with attracting and retaining employees; (v) our continued ability to manage certain foreign currency risk through hedging; (vi) equity and debt markets continuing to provide us with access to capital; (vii) our continued ability to identify, source and finance attractive and executable business combination opportunities; (viii) our continued ability to avoid infringing third party intellectual property rights; and (ix) our ability to successfully implement our restructuring plans. Management’s estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) actual and potential risks and uncertainties relating to the ultimate geographic spread of COVID-19, the severity of the disease and the duration of the COVID-19 pandemic and issues relating to the resurgence of COVID-19 and/or new strains of COVID-19, including potential material adverse effects on our business, operations and financial performance; (ii) actions that have been and may be taken by governmental authorities to contain the COVID-19 pandemic or to treat its impact on our business (or failure to implement additional stimulus programs) and the availability, effectiveness and use of treatments and vaccines (including the effectiveness of boosters); (iii) the actual and potential negative impacts of COVID-19 on the global economy and financial markets; (iv) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (v) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses, including the acquisition of Zix Corporation, (vi) the potential for the incurrence of or assumption of debt in connection with acquisitions and the impact on the ratings or outlooks of rating agencies on our outstanding debt securities; (vii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (viii) the risks associated with bringing new products and services to market; (ix) fluctuations in currency exchange rates (including as a result of the impact of Brexit and any policy changes resulting from trade and tariff disputes); (x) delays in the purchasing decisions of the Company’s customers; (xi) competition the Company faces in its industry and/or marketplace; (xii) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xiii) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xiv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xv) the continuous commitment of the Company’s customers; (xvi) demand for the Company’s products and services; (xvii) increase in exposure to international business risks (including the impact of geopolitical instability, political unrest, war and other global conflicts, the impact of Brexit and any policy changes resulting from the transition from the North American Free Trade Agreement to the United States-Mexico-Canada Agreement) as we continue to increase our international operations; (xviii) adverse macroeconomic conditions, including inflation, disruptions in global supply chains and increased labour costs; (xix) inability to raise capital at all or on not unfavorable terms in the future; (xx) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xxi) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement including General Data Protection Regulation (GDPR), California Consumer Privacy Act, California Privacy Rights Act, Virginia Consumer Data Protection Act, Colorado Privacy Act, and Country by Country Reporting (including with respect to transferring personal data outside of the EEA, as a result of the recent ruling of the Court of Justice of the European Union (CJEU) that the EU-US Privacy Shield is an invalid data transfer mechanism and that Standard Contractual Clauses (SCCs) are a valid transfer mechanism unless the country to which personal data is exported restricts the ability to comply with such Clauses and the new SCCs published by the European Commission to meet the requirements of GDPR and such CJEU decision known as Schrems II); (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company's offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic (including COVID-19) due to remote working arrangements; (xiv) failure to achieve our environmental goals on energy consumption, waste diversion and greenhouse gas emissions; and (xv) failure to attract and retain key personnel to develop and effectively manage the Company's business.
Readers should carefully review Part II, Item 1A “Risk Factors” herein and the Company's Annual Report on Form 10-K, including Part I, Item 1A “Risk Factors” therein, Quarterly Reports on Form 10-Q, including Item 1A therein and other documents we file from time to time with the Securities and Exchange Commission (SEC) and other securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K. Any one of these factors, and other factors that we are unaware of, or currently deem immaterial, may cause our actual results to differ materially from recent results or from our anticipated future results. Readers are cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.
All dollar and percentage comparisons made herein refer to the three and nine months ended March 31, 2022 compared with the three and nine months ended March 31, 2021, unless otherwise noted.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. Our ticker symbol on both the NASDAQ and the TSX is “OTEX”.
As of March 31, 2022, we employed a total of approximately 15,000 individuals, of which 7,300 or 49% are in the Americas, 2,700 or 18% are in EMEA and 5,000 or 33% are in Asia Pacific. Currently, we have employees in 35 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. Please see “Results of Operations” below for our definitions of geographic regions.
Quarterly Summary:
During the third quarter of Fiscal 2022 we saw the following activity:
•Total revenue was $882.3 million, up 5.9% compared to the same period in the prior fiscal year; up 8.0% after factoring in the unfavorable impact of $17.2 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $734.5 million, up 6.2% compared to the same period in the prior fiscal year; up 8.1% after factoring in the unfavorable impact of $13.2 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $401.9 million, up 13.0% compared to the same period in the prior fiscal year; up 14.3% after factoring in the unfavorable impact of $4.6 million of foreign exchange rate changes.
•GAAP-based gross margin was 68.9% compared to 68.6% in the same period in the prior fiscal year.
•Non-GAAP-based gross margin was 74.5% compared to 75.2% in the same period in the prior fiscal year.
•GAAP-based net income attributable to OpenText was $74.7 million compared to $91.5 million in the same period in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $190.8 million compared to $204.5 million in the same period in the prior fiscal year.
•GAAP-based earnings per share (EPS), diluted, was $0.28 compared to $0.33 in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $0.70 compared to $0.75 in the same period in the prior fiscal year.
•Adjusted EBITDA was $284.5 million compared to $297.1 million in the same period in the prior fiscal year.
•Operating cash flow was $729.9 million for the nine months ended March 31, 2022 compared to $579.9 million in the same period in the prior fiscal year, up 25.9%.

•Cash and cash equivalents were $1,633.7 million as of March 31, 2022, compared to $1,607.3 million as of June 30, 2021.
See “Use of Non-GAAP Financial Measures” below for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures. See “Acquisitions” below for the impact of acquisitions on the period-to-period comparability of results.
Acquisitions
As a result of the continually changing marketplace in which we operate, we regularly evaluate acquisition opportunities within our market and at any time may be in various stages of discussions with respect to such opportunities.
Acquisition of Zix Corporation
On December 23, 2021, we acquired all of the equity interest in Zix Corporation (Zix), a leader in software as a service (SaaS) based email encryption, threat protection and compliance cloud solutions for SMBs. Total consideration for Zix was $894.5 million paid in cash, inclusive of $38.3 million of cash acquired and $18.6 million relating to the cash settlement of pre-acquisition vested share-based compensation that was previously accrued but since paid as of March 31, 2022. We believe the acquisition increases our position in the data protection, threat management, email security and compliance solutions spaces. The results of operations of Zix have been consolidated with those of OpenText beginning December 23, 2021.
Acquisition of Bricata Inc.
On November 24, 2021, we acquired all of the equity interest in Bricata Inc. (Bricata) for $17.8 million. We believe the acquisition strengthens our OpenText Security and Protection Cloud with Network Detection and Response technologies. The results of operations of Bricata have been consolidated with those of OpenText beginning November 24, 2021.
We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base, provide greater scale to accelerate innovation, grow our earnings and provide superior shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business. Our acquisitions, particularly significant ones, can affect the period-to-period comparability of our results. See note 19 “Acquisitions” to our Condensed Consolidated Financial Statements for more details.
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
The ongoing and ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control. For more information, please see Part II, Item 1A “Risk Factors” included elsewhere within this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2021.

Outlook for Remainder of Fiscal 2022
As an organization, we are committed to “Total Growth,” meaning we strive towards delivering value through organic growth initiatives, innovations and acquisitions, as well as financial performance. With an emphasis on increasing recurring revenues and expanding our margins, we believe our Total Growth strategy will ultimately drive cash flow generation, thus helping to fuel our disciplined capital allocation approach and further our ability to deepen our account coverage and identify and execute strategic acquisitions. With strategic acquisitions, we are better positioned to expand our sales coverage and product portfolio and improve our ability to innovate and grow organically, which helps us to meet our long-term growth targets. We believe this “Total Growth” strategy is a durable model that will create shareholder value over both the near and long-term.
We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our installed customer base, which includes Global 10,000 companies (G10K), SMB and consumers. The G10K are the world's largest companies, typically those with greater than two billion dollars in revenues, as well as the world's largest governments and organizations. More valuable products, coupled with the OpenText Digital Zone and global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. On a fiscal year-to-date basis, we have invested $321.5 million or 12.4% of revenue in R&D, in line with our target to spend 12% to 14% of revenues for R&D this fiscal year.
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
We will continue to closely monitor the potential impacts of COVID-19, inflation with respect to wages, services and goods and the Russia-Ukraine conflict on our business. We do not expect our decision to cease all direct business in Russia and Belarus and with known Russian-owned companies to have a material adverse effect on our overall business, results of operations or financial condition. See Part II, Item 1A, "Risk Factors" included within this Quarterly Report on Form 10-Q.
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
(i)Revenue recognition,
(ii)Goodwill,
(iii)Acquired intangibles, and
(iv)Income taxes.
For a full discussion of all our accounting policies, please see note 2 “Accounting Policies and Recent Accounting Pronouncements” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2021.
We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to items such as special charges, restructurings, asset impairments and other non-recurring costs. As of March 31, 2022, we have recorded certain estimates in our Condensed Consolidated Financial Statements resulting from the pandemic, particularly with respect to the COVID-19 Restructuring Plan and allowance for credit losses, based on management's estimates and assumptions utilizing the most currently available information. Such estimates may be subject to change particularly given the unprecedented nature of the COVID-19 pandemic. Please also see “Risk Factors” included within Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2021.

RESULTS OF OPERATIONS
The following tables provide a detailed analysis of our results of operations and financial condition. For each of the periods indicated below, we present our revenues by product type, revenues by major geography, cost of revenues by product type, total gross margin, total operating margin, gross margin by product type, and their corresponding percentage of total revenue.
In addition, we provide Non-GAAP measures for the periods discussed in order to provide additional information to investors that we believe will be useful as this presentation is in line with how our management assesses our Company's performance. See “Use of Non-GAAP Financial Measures” below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

Summary of Results of Operations

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Total Revenues by Product Type:
Cloud services and subscriptions	$401,947	$46,102	$355,845	$1,123,422	$76,137	$1,047,285
Customer support	332,514	(3,401)	335,915	1,002,626	2,820	999,806
License	80,641	4,342	76,299	263,663	11,493	252,170
Professional service and other	67,181	2,309	64,872	201,679	8,352	193,327
Total revenues	882,283	49,352	832,931	2,591,390	98,802	2,492,588
Total Cost of Revenues	274,236	12,970	261,266	793,540	30,787	762,753
Total GAAP-based Gross Profit	608,047	36,382	571,665	1,797,850	68,015	1,729,835
Total GAAP-based Gross Margin %	68.9%		68.6%	69.4%		69.4%
Total GAAP-based Operating Expenses	476,438	57,169	419,269	1,290,668	130,055	1,160,613
Total GAAP-based Income from Operations	$131,609	$(20,787)	$152,396	$507,182	$(62,040)	$569,222

% Revenues by Product Type:
Cloud services and subscriptions	45.6%		42.7%	43.4%		42.0%
Customer support	37.7%		40.3%	38.7%		40.1%
License	9.1%		9.2%	10.2%		10.1%
Professional service and other	7.6%		7.8%	7.7%		7.8%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$136,020	$12,291	$123,729	$377,928	$23,693	$354,235
Customer support	31,763	810	30,953	90,914	1,099	89,815
License	3,196	386	2,810	10,906	1,305	9,601
Professional service and other	56,693	6,372	50,321	161,459	17,938	143,521
Amortization of acquired technology-based intangible assets	46,564	(6,889)	53,453	152,333	(13,248)	165,581
Total cost of revenues	$274,236	$12,970	$261,266	$793,540	$30,787	$762,753

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	66.2%		65.2%	66.4%		66.2%
Customer support	90.4%		90.8%	90.9%		91.0%
License	96.0%		96.3%	95.9%		96.2%
Professional service and other	15.6%		22.4%	19.9%		25.8%

Total Revenues by Geography: (1)
Americas (2)	$560,969	$53,077	$507,892	$1,615,967	$82,567	$1,533,400
EMEA (3)	252,888	(5,122)	258,010	764,707	9,741	754,966
Asia Pacific (4)	68,426	1,397	67,029	210,716	6,494	204,222
Total revenues	$882,283	$49,352	$832,931	$2,591,390	$98,802	$2,492,588
% Revenues by Geography:
Americas (2)	63.6%		61.0%	62.4%		61.5%
EMEA (3)	28.7%		31.0%	29.5%		30.3%
Asia Pacific (4)	7.7%		8.0%	8.1%		8.2%

Other Metrics:
GAAP-based gross margin	68.9%		68.6%	69.4%		69.4%
Non-GAAP-based gross margin (5)	74.5%		75.2%	75.5%		76.3%
Net income, attributable to OpenText	$74,681		$91,490	$294,894		$129,389
GAAP-based EPS, diluted	$0.28		$0.33	$1.08		$0.47
Non-GAAP-based EPS, diluted (5)	$0.70		$0.75	$2.43		$2.59
Adjusted EBITDA (5)	$284,496		$297,131	$951,367		$1,000,225
(1) Total revenues by geography are determined based on the location of our direct end customer.
(2) Americas consists of countries in North, Central and South America.
(3) EMEA primarily consists of countries in Europe, the Middle East and Africa.
(4) Asia Pacific primarily consists of Japan, Australia, China, Korea, Philippines, Singapore, India and New Zealand.
(5) See “Use of Non-GAAP Financial Measures” (discussed later in this MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-    based measures.

Revenues, Cost of Revenues and Gross Margin by Product Type
1)    Cloud Services and Subscriptions:
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced B2B integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as platform as a service (PaaS), SaaS, cloud subscriptions and managed services. For the quarter ended March 31, 2022, our cloud renewal rate, excluding the impact of Carbonite Inc. (Carbonite) and Zix, was approximately 93%, consistent with the quarter ended March 31, 2021.
Cost of Cloud services and subscriptions revenues is comprised primarily of third party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs, and some third party royalty costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Cloud Services and Subscriptions:
Americas	$303,183	$38,906	$264,277	$844,761	$64,782	$779,979
EMEA	72,773	7,370	65,403	199,886	8,905	190,981
Asia Pacific	25,991	(174)	26,165	78,775	2,450	76,325
Total Cloud Services and Subscriptions Revenues	401,947	46,102	355,845	1,123,422	76,137	1,047,285
Cost of Cloud Services and Subscriptions Revenues	136,020	12,291	123,729	377,928	23,693	354,235
GAAP-based Cloud Services and Subscriptions Gross Profit	$265,927	$33,811	$232,116	$745,494	$52,444	$693,050
GAAP-based Cloud Services and Subscriptions Gross Margin %	66.2%		65.2%	66.4%		66.2%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	75.4%		74.3%	75.2%		74.5%
EMEA	18.1%		18.4%	17.8%		18.2%
Asia Pacific	6.5%		7.3%	7.0%		7.3%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Cloud services and subscriptions revenues increased by $46.1 million or 13.0% during the three months ended March 31, 2022 as compared to the same period in the prior fiscal year; up 14.3% after factoring in the unfavorable impact of $4.6 million of foreign exchange rate changes. The increase was primarily driven by incremental Cloud services and subscriptions revenues from acquisitions over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $38.9 million and an increase in EMEA of $7.4 million, partially offset by a decrease in Asia Pacific of $0.2 million.
There were 21 cloud services contracts greater than $1.0 million that closed during the third quarter of Fiscal 2022, compared to 16 contracts during the third quarter of Fiscal 2021.
Cost of Cloud services and subscriptions revenues increased by $12.3 million during the three months ended March 31, 2022 as compared to the same period in the prior fiscal year. This was primarily due to an increase in third party network usage fees of $7.0 million and increase in labour-related costs of $4.7 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 66% from 65%.
Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021
Cloud services and subscriptions revenues increased by $76.1 million or 7.3% during the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year; up 7.4% after factoring in the unfavorable impact of $1.4 million of foreign exchange rate changes. The increase was primarily driven by incremental Cloud services and subscriptions revenues from acquisitions over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $64.8 million, an increase in EMEA of $8.9 million and an increase in Asia Pacific of $2.5 million.
There were 64 cloud services contracts greater than $1.0 million that closed during the first nine months of Fiscal 2022, compared to 37 contracts during the first nine months of Fiscal 2021.

Cost of Cloud services and subscriptions revenues increased by $23.7 million during the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year. This was primarily due to an increase in third party network usage fees of $13.5 million, an increase in labour-related costs of $8.5 million and an increase in other miscellaneous costs of $1.7 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues remained stable at 66%.
2)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the quarter ended March 31, 2022, our Customer support renewal rate was approximately 94%, consistent with the quarter ended March 31, 2021.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Customer Support Revenues:
Americas	$185,660	$(325)	$185,985	$555,758	$(4,252)	$560,010
EMEA	119,556	(2,908)	122,464	362,468	3,989	358,479
Asia Pacific	27,298	(168)	27,466	84,400	3,083	81,317
Total Customer Support Revenues	332,514	(3,401)	335,915	1,002,626	2,820	999,806
Cost of Customer Support Revenues	31,763	810	30,953	90,914	1,099	89,815
GAAP-based Customer Support Gross Profit	$300,751	$(4,211)	$304,962	$911,712	$1,721	$909,991
GAAP-based Customer Support Gross Margin %	90.4%		90.8%	90.9%		91.0%

% Customer Support Revenues by Geography:
Americas	55.8%		55.4%	55.4%		56.0%
EMEA	36.0%		36.5%	36.2%		35.9%
Asia Pacific	8.2%		8.1%	8.4%		8.1%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Customer support revenues decreased by $3.4 million or 1.0% during the three months ended March 31, 2022 as compared to the same period in the prior fiscal year; up 1.5% after factoring in the unfavorable impact of $8.6 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in EMEA of $2.9 million, a decrease in Americas of $0.3 million and a decrease in Asia Pacific of $0.2 million.
Cost of Customer support revenues increased by $0.8 million during the three months ended March 31, 2022 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $0.9 million. Overall, the gross margin percentage on Customer support revenues decreased to 90% from 91%.
Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021
Customer support revenues increased by $2.8 million or 0.3% during the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year; up 0.5% after factoring in the unfavorable impact of $2.3 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $4.0 million and an increase in Asia Pacific of $3.1 million, partially offset by a decrease in Americas of $4.3 million.
Cost of Customer support revenues increased by $1.1 million during the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year. This was primarily due to an increase in other miscellaneous costs of $1.0 million. Overall, the gross margin percentage on Customer support revenues remained stable at 91%.

3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
License Revenues:
Americas	$40,678	$11,256	$29,422	$124,257	$18,769	$105,488
EMEA	32,358	(7,462)	39,820	114,831	(5,132)	119,963
Asia Pacific	7,605	548	7,057	24,575	(2,144)	26,719
Total License Revenues	80,641	4,342	76,299	263,663	11,493	252,170
Cost of License Revenues	3,196	386	2,810	10,906	1,305	9,601
GAAP-based License Gross Profit	$77,445	$3,956	$73,489	$252,757	$10,188	$242,569
GAAP-based License Gross Margin %	96.0%		96.3%	95.9%		96.2%

% License Revenues by Geography:
Americas	50.4%		38.6%	47.1%		41.8%
EMEA	40.1%		52.2%	43.6%		47.6%
Asia Pacific	9.5%		9.2%	9.3%		10.6%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
License revenues increased by $4.3 million or 5.7% during the three months ended March 31, 2022 as compared to the same period in the prior fiscal year; up 8.4% after factoring in the unfavorable impact of $2.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $11.3 million and an increase in Asia Pacific of $0.5 million, partially offset by a decrease in EMEA of $7.5 million.
During the third quarter of Fiscal 2022, we closed 32 license contracts greater than $0.5 million, of which 11 contracts were greater than $1.0 million, contributing $32.6 million of License revenues. This was compared to 21 license contracts greater than $0.5 million during the third quarter of Fiscal 2021, of which 8 contracts were greater than $1.0 million, contributing $19.4 million of License revenues.
Cost of License revenues increased by $0.4 million during the three months ended March 31, 2022 as compared to the same period in the prior fiscal year as a result of higher third party technology costs. Overall, the gross margin percentage on License revenues remained stable at 96%.
Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021
License revenues increased by $11.5 million or 4.6% during the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year; up 5.4% after factoring in the unfavorable impact of $2.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $18.8 million, partially offset by a decrease in EMEA of $5.1 million and a decrease in Asia Pacific of $2.1 million.
During the first nine months of Fiscal 2022, we closed 81 license contracts greater than $0.5 million, of which 35 contracts were greater than $1.0 million, contributing $94.9 million of License revenues. This was compared to 72 license contracts greater than $0.5 million during the first nine months of Fiscal 2021, of which 23 contracts were greater than $1.0 million, contributing $66.9 million of License revenues.
Cost of License revenues increased by $1.3 million during the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year as a result of higher third party technology costs. Overall, the gross margin percentage on License revenues remained stable at 96%.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Professional Service and Other Revenues:
Americas	$31,448	$3,240	$28,208	$91,191	$3,268	$87,923
EMEA	28,201	(2,122)	30,323	87,522	1,979	85,543
Asia Pacific	7,532	1,191	6,341	22,966	3,105	19,861
Total Professional Service and Other Revenues	67,181	2,309	64,872	201,679	8,352	193,327
Cost of Professional Service and Other Revenues	56,693	6,372	50,321	161,459	17,938	143,521
GAAP-based Professional Service and Other Gross Profit	$10,488	$(4,063)	$14,551	$40,220	$(9,586)	$49,806
GAAP-based Professional Service and Other Gross Margin %	15.6%		22.4%	19.9%		25.8%

% Professional Service and Other Revenues by Geography:
Americas	46.8%		43.5%	45.2%		45.5%
EMEA	42.0%		46.7%	43.4%		44.2%
Asia Pacific	11.2%		9.8%	11.4%		10.3%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Professional service and other revenues increased by $2.3 million or 3.6% during the three months ended March 31, 2022 as compared to the same period in the prior fiscal year; up 6.4% after factoring in the unfavorable impact of $1.9 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $3.2 million and increase in Asia Pacific of $1.2 million, partially offset by a decrease in EMEA of $2.1 million.
Cost of Professional service and other revenues increased by $6.4 million during the three months ended March 31, 2022 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $5.7 million and an increase in other miscellaneous costs of $0.7 million. Overall, the gross margin percentage on Professional service and other revenues decreased to 16% from 22%.
Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021
Professional service and other revenues increased by $8.4 million or 4.3% during the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year; up 4.7% after factoring in the unfavorable impact of $0.8 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $3.3 million, an increase in Asia Pacific of $3.1 million and an increase in EMEA of $2.0 million.
Cost of Professional service and other revenues increased by $17.9 million during the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $17.6 million and an increase in other miscellaneous costs of $0.3 million. Overall, the gross margin percentage on Professional service and other revenues decreased to 20% from 26%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Amortization of acquired technology-based intangible assets	$46,564	$(6,889)	$53,453	$152,333	$(13,248)	$165,581
Amortization of acquired technology-based intangible assets decreased during the three months ended March 31, 2022 by $6.9 million as compared to the same period in the prior fiscal year. This was due to a reduction of $10.7 million relating to intangible assets from previous acquisitions becoming fully amortized, partially offset by an increase of $3.8 million relating to amortization of newly acquired customer-based intangible assets from recent acquisitions.

Amortization of acquired technology-based intangible assets decreased during the nine months ended March 31, 2022 by $13.2 million as compared to the same period in the prior fiscal year. This was due to a reduction of $17.3 million relating to intangible assets from previous acquisitions becoming fully amortized, partially offset by an increase of $4.1 million relating to amortization of newly acquired customer-based intangible assets from recent acquisitions.
Operating Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Research and development	$117,730	$7,659	$110,071	$321,517	$17,305	$304,212
Sales and marketing	180,955	22,268	158,687	491,133	52,149	438,984
General and administrative	88,137	16,589	71,548	231,127	40,625	190,502
Depreciation	22,370	409	21,961	65,535	1,291	64,244
Amortization of acquired customer-based intangible assets	56,215	2,059	54,156	160,764	(3,311)	164,075
Special charges (recoveries)	11,031	8,185	2,846	20,592	21,996	(1,404)
Total operating expenses	$476,438	$57,169	$419,269	$1,290,668	$130,055	$1,160,613

% of Total Revenues:
Research and development	13.3%		13.2%	12.4%		12.2%
Sales and marketing	20.5%		19.1%	19.0%		17.6%
General and administrative	10.0%		8.6%	8.9%		7.6%
Depreciation	2.5%		2.6%	2.5%		2.6%
Amortization of acquired customer-based intangible assets	6.4%		6.5%	6.2%		6.6%
Special charges (recoveries)	1.3%		0.3%	0.8%		(0.1)%
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

	Change between Three Months Ended March 31, 2022 and 2021	Change between Nine Months Ended March 31, 2022 and 2021
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$5,639	$20,156
Contract labour and consulting	1,364	1,319
Share-based compensation	2,204	2,741
Travel and communication	19	72
Facilities	(1,805)	(7,644)
Other miscellaneous	238	661
Total change in research and development expenses	$7,659	$17,305
Research and development expenses increased by $7.7 million during the three months ended March 31, 2022 as compared to the same period in the prior fiscal year, primarily as a result of recent acquisitions. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $5.6 million. Additionally, share-based compensation expense increased by $2.2 million and contract labour and consulting increased by $1.4 million. These increases were partially offset by reductions in facility-related expenses of $1.8 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable compared to the same period in the prior fiscal year at 13%.
Research and development expenses increased by $17.3 million during the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year, partially as a result of recent acquisitions. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $20.2 million, including the impact of the compensation restoration discussed under “Impacts of COVID-19” above. Additionally, share-based compensation expense increased by $2.7 million, contract labour and consulting increased by $1.3 million and other miscellaneous costs increased by $0.7 million. These increases were partially offset by reductions in facility-related expenses of $7.6 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable compared to the same period in the prior fiscal year at 12%.

Our research and development labour resources increased by 213 employees, from 4,178 employees at March 31, 2021 to 4,391 employees at March 31, 2022.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Three Months Ended March 31, 2022 and 2021	Change between Nine Months Ended March 31, 2022 and 2021
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$13,813	$37,928
Commissions	3,755	10,585
Contract labour and consulting	(175)	139
Share-based compensation	1,181	1,783
Travel and communication	1,051	1,941
Marketing expenses	4,079	8,385
Facilities	(711)	(3,681)
Credit loss expense (recovery)	(2,426)	(7,551)
Other miscellaneous	1,701	2,620
Total change in sales and marketing expenses	$22,268	$52,149
Sales and marketing expenses increased by $22.3 million during the three months ended March 31, 2022 as compared to the same period in the prior fiscal year, partially as a result of recent acquisitions. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $13.8 million. Additionally, marketing expenses increased by $4.1 million, commissions increased by $3.8 million, other miscellaneous costs increased by $1.7 million, share-based compensation expense increased by $1.2 million and travel and communication expenses increased by $1.1 million. These increases were partially offset by reductions in credit loss expense of $2.4 million and reductions in facility-related expenses of $0.7 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 21% from 19% in the same period in the prior fiscal year.
Sales and marketing expenses increased by $52.1 million during the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year, partially as a result of recent acquisitions. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $37.9 million, including the impact of the compensation restoration discussed under “Impacts of COVID-19” above. Additionally, commissions increased by $10.6 million, marketing expenses increased by $8.4 million, other miscellaneous costs increased by $2.6 million, travel and communication expenses increased by $1.9 million and share-based compensation expense increased by $1.8 million. These increases were partially offset by reductions in credit loss expense of $7.6 million and reductions in facility-related expenses of $3.7 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 19% from 18% in the same period in the prior fiscal year.
Our sales and marketing labour resources increased by 322 employees, from 2,448 employees at March 31, 2021 to 2,770 employees at March 31, 2022.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Three Months Ended March 31, 2022 and 2021	Change between Nine Months Ended March 31, 2022 and 2021
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$14,382	$35,992
Contract labour and consulting	1,954	5,061
Share-based compensation	(17)	726
Travel and communication	1,444	3,606
Facilities	(70)	(70)
Other miscellaneous	(1,104)	(4,690)
Total change in general and administrative expenses	$16,589	$40,625
General and administrative expenses increased by $16.6 million during the three months ended March 31, 2022 as compared to the same period in the prior fiscal year, partially as a result of recent acquisitions. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $14.4 million. Additionally, contract labour and consulting increased by $2.0 million and travel and communication expenses increased by $1.4 million. These increases were partially offset by reductions in other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, of $1.1 million. Overall, general and administrative expenses, as a percentage of total revenues, increased to 10% from 9% in the same period in the prior fiscal year.
General and administrative expenses increased by $40.6 million during the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year, partially as a result of recent acquisitions. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $36.0 million, including the impact of the compensation restoration discussed under “Impacts of COVID-19” above. Additionally, contract labour and consulting increased by $5.1 million, travel and communication expenses increased by $3.6 million and share-based compensation expense increased by $0.7 million. These increases were partially offset by reductions in other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses of $4.7 million. Overall, general and administrative expenses, as a percentage of total revenues, increased to 9% from 8% in the same period in the prior fiscal year.
Our general and administrative labour resources increased by 129 employees, from 1,851 employees at March 31, 2021 to 1,980 employees at March 31, 2022.
Depreciation expenses:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Depreciation	$22,370	$409	$21,961	$65,535	$1,291	$64,244
Depreciation expenses increased during the three and nine months ended March 31, 2022 by $0.4 million and $1.3 million, respectively, compared to the same periods in the prior fiscal year.
Depreciation expenses, as a percentage of total revenue remained stable for the three and nine months ended March 31, 2022 at 3%, respectively, compared to the same periods in the prior fiscal year.
Amortization of acquired customer-based intangible assets:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Amortization of acquired customer-based intangible assets	$56,215	$2,059	$54,156	$160,764	$(3,311)	$164,075
Amortization of acquired customer-based intangible assets increased during the three months ended March 31, 2022 by $2.1 million as compared to the same period in the prior fiscal year. This was due to an increase of $4.3 million relating to amortization of newly acquired customer-based intangible assets from recent acquisitions, partially offset by a reduction of $2.2 million relating to intangible assets from previous acquisitions becoming fully amortized.
Amortization of acquired customer-based intangible assets decreased during the nine months ended March 31, 2022 by $3.3 million as compared to the same period in the prior fiscal year. This was due to a reduction of $8.3 million relating to intangible assets from previous acquisitions becoming fully amortized, partially offset by an increase of $5.0 million relating to amortization of newly acquired customer-based intangible assets from recent acquisitions.
Special charges (recoveries):
Special charges (recoveries) typically relate to amounts that we expect to pay in connection with restructuring plans, acquisition-related costs and other similar charges and recoveries. Generally, we implement such plans in the context of integrating acquired entities with existing OpenText operations and most recently in response to our return to office planning. Actions related to such restructuring plans are typically completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to Special charges (recoveries).

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Special charges (recoveries)	$11,031	$8,185	$2,846	$20,592	$21,996	$(1,404)
Special charges (recoveries) increased by $8.2 million during the three months ended March 31, 2022 over the comparative period. Restructuring activities increased by $0.5 million during the three months ended March 31, 2022 primarily related to the Fiscal 2022 Restructuring Plan.
Additionally, other miscellaneous charges increased by $9.5 million, primarily driven by pre-acquisition equity incentives, which upon acquisition were replaced by equivalent value cash settlements (see note 19 “Acquisitions” to our Condensed Consolidated Financial Statements) compared to the same period in the prior fiscal year. These increases were partially offset by a reduction in acquisition related costs of $1.8 million.
Special charges (recoveries) increased by $22.0 million during the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year. This was primarily due to the net recoveries recognized in the comparative period, resulting in an increase in restructuring activities of $6.0 million, primarily related to the Fiscal 2022 Restructuring Plan, COVID-19 Restructuring Plan and Fiscal 2020 Restructuring Plan.
Additionally, acquisition related costs increased by $1.4 million and other miscellaneous charges increased by $14.6 million, primarily driven by pre-acquisition equity incentives, which upon acquisition were replaced by equivalent value cash settlements (see note 19 “Acquisitions” to our Condensed Consolidated Financial Statements) compared to the same period in the prior fiscal year.
For more details on Special charges (recoveries), see note 18 “Special Charges (Recoveries)” to our Condensed Consolidated Financial Statements.
Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Foreign exchange gains (losses)	$(3,443)	$(195)	$(3,248)	$(2,900)	$358	$(3,258)
OpenText share in net income (loss) of equity investees (1)	27,746	15,981	11,765	59,103	39,083	20,020
Loss on debt extinguishment (2)	—	—	—	(27,413)	(27,413)	—
Other miscellaneous income (expense)	89	323	(234)	347	692	(345)
Total other income (expense), net	$24,392	$16,109	$8,283	$29,137	$12,720	$16,417
(1) Represents our share in net income of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see note 9 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).
(2) On December 9, 2021, we redeemed Senior Notes 2026 in full, which resulted in a loss on debt extinguishment of $27.4 million. Of this, $25.0 million related to the early termination call premium, $6.2 million related to unamortized debt issuance costs and ($3.8) million related to unamortized premium (see note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements for more details).

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Interest expense related to total outstanding debt (1)	$37,993	$2,391	$35,602	$111,971	$1,917	$110,054
Interest income	(851)	(71)	(780)	(2,382)	734	(3,116)
Other miscellaneous expense	3,096	585	2,511	7,949	870	7,079
Total interest and other related expense, net	$40,238	$2,905	$37,333	$117,538	$3,521	$114,017
(1) For more details see note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Provision for Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Provision for income taxes	$41,041	$9,223	$31,818	$123,757	$(218,364)	$342,121
The effective tax rate increased to a provision of 35.5% for the three months ended March 31, 2022, compared to a provision of 25.8% for the three months ended March 31, 2021. Tax expense increased from $31.8 million during the three months ended March 31, 2021 to $41.0 million during the three months ended March 31, 2022. This was primarily due to (i) an increase of $10.6 million related to the US Base Erosion and Anti-Abuse Tax (US BEAT) and (ii) an increase of $4.4 million relating to tax impacts of legal entity rationalization. These were partially offset by (i) a net decrease of $2.9 million related to Foreign Accrual Property Income and (ii) a net increase of $2.1 million benefit related to the 50% exclusion on gains in certain investment funds in which we are a limited partner. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate decreased to a provision of 29.6% for the nine months ended March 31, 2022, compared to a provision of 72.5% for the nine months ended March 31, 2021. Tax expense decreased from $342.1 million during the nine months ended March 31, 2021 to $123.8 million during the nine months ended March 31, 2022. This was primarily due to (i) a decrease of $300.6 million related to Internal Revenue Service (IRS) settlements in Fiscal 2021, (ii) a decrease of $11.3 million related to differences in tax filings, (iii) a net decrease of $5.9 million for related Subpart F and (iv) an increase of $5.2 million benefit related to the 50% exclusion on gains in certain investment funds in which we are a limited partner. These were partially offset by (i) an increase of $90.6 million for changes in unrecognized tax benefits, (ii) a net increase of $17.0 million related to internal reorganizations and (iii) a decrease of $4.4 million in share-based compensation benefits. The remainder of the difference was due to normal course movements and non-material items.
For information on certain potential tax contingencies, including the CRA matter, see note 14 “Guarantees and Contingencies” and note 15 “Income Taxes” to our Condensed Consolidated Financial Statements. Please also see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2021.

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
The Company does not acquire businesses on a predictable cycle, and therefore believes that the presentation of Non-GAAP measures, which in certain cases adjust for the impact of amortization of intangible assets and the related tax effects that are primarily related to acquisitions, will provide readers of financial statements with a more consistent basis for comparison across accounting periods and be more useful in helping readers understand the Company’s operating results and underlying operational trends. Additionally, the Company has engaged in various restructuring activities over the past several years, primarily due to acquisitions and most recently in response to our return to office planning, that have resulted in costs associated with reductions in headcount, consolidation of leased facilities and related costs, all which are recorded under the Company’s “Special charges (recoveries)” caption on the Condensed Consolidated Statements of Income. Each restructuring activity is a discrete event based on a unique set of business objectives or circumstances, and each differs in terms of its operational implementation, business impact and scope, and the size of each restructuring plan can vary significantly from period to period. Therefore, the Company believes that the exclusion of these special charges (recoveries) will also better aid readers of financial statements in the understanding and comparability of the Company's operating results and underlying operational trends.
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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2022
(In thousands, except for per share data)

	Three Months Ended March 31, 2022
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$136,020		$(1,268)	(1)	$134,752
Customer support	31,763		(501)	(1)	31,262
Professional service and other	56,693		(907)	(1)	55,786
Amortization of acquired technology-based intangible assets	46,564		(46,564)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	608,047	68.9%	49,240	(3)	657,287	74.5%
Operating expenses
Research and development	117,730		(4,350)	(1)	113,380
Sales and marketing	180,955		(5,761)	(1)	175,194
General and administrative	88,137		(3,961)	(1)	84,176
Amortization of acquired customer-based intangible assets	56,215		(56,215)	(2)	—
Special charges (recoveries)	11,031		(11,031)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	131,609		130,558	(5)	262,167
Other income (expense), net	24,392		(24,392)	(6)	—
Provision for income taxes	41,041		(9,971)	(7)	31,070
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	74,681		116,137	(8)	190,818
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.28		$0.42	(8)	$0.70

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)	Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.
(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of special charges (recoveries) from our Non-GAAP-based operating expenses as special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include certain charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 18 “Special charges (recoveries)” to our Condensed Consolidated Financial Statements for more details.

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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended March 31, 2022
		Per share diluted
GAAP-based net income, attributable to OpenText	$74,681	$0.28
Add:
Amortization	102,779	0.38
Share-based compensation	16,748	0.06
Special charges (recoveries)	11,031	0.04
Other (income) expense, net	(24,392)	(0.09)
GAAP-based provision for income taxes	41,041	0.15
Non-GAAP-based provision for income taxes	(31,070)	(0.12)
Non-GAAP-based net income, attributable to OpenText	$190,818	$0.70
Reconciliation of Adjusted EBITDA

Three Months Ended March 31, 2022
GAAP-based net income, attributable to OpenText	$74,681
Add:
Provision for income taxes	41,041
Interest and other related expense, net	40,238
Amortization of acquired technology-based intangible assets	46,564
Amortization of acquired customer-based intangible assets	56,215
Depreciation	22,370
Share-based compensation	16,748
Special charges (recoveries)	11,031
Other (income) expense, net	(24,392)
Adjusted EBITDA	$284,496

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2021
(In thousands, except for per share data)

	Three Months Ended March 31, 2021
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$123,729		$(505)	(1)	$123,224
Customer support	30,953		(464)	(1)	30,489
Professional service and other	50,321		(684)	(1)	49,637
Amortization of acquired technology-based intangible assets	53,453		(53,453)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	571,665	68.6%	55,106	(3)	626,771	75.2%
Operating expenses
Research and development	110,071		(2,146)	(1)	107,925
Sales and marketing	158,687		(4,580)	(1)	154,107
General and administrative	71,548		(3,978)	(1)	67,570
Amortization of acquired customer-based intangible assets	54,156		(54,156)	(2)	—
Special charges (recoveries)	2,846		(2,846)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	152,396		122,812	(5)	275,208
Other income (expense), net	8,283		(8,283)	(6)	—
Provision for income taxes	31,818		1,485	(7)	33,303
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	91,490		113,044	(8)	204,534
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.33		$0.42	(8)	$0.75

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)	Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.
(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of special charges (recoveries) from our Non-GAAP-based operating expenses as special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include certain charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 18 “Special charges (recoveries)” to our Condensed Consolidated Financial Statements for more details.

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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended March 31, 2021
		Per share diluted
GAAP-based net income, attributable to OpenText	$91,490	$0.33
Add:
Amortization	107,609	0.39
Share-based compensation	12,357	0.05
Special charges (recoveries)	2,846	0.01
Other (income) expense, net	(8,283)	(0.03)
GAAP-based provision for income taxes	31,818	0.12
Non-GAAP-based provision for income taxes	(33,303)	(0.12)
Non-GAAP-based net income, attributable to OpenText	$204,534	$0.75
Reconciliation of Adjusted EBITDA

Three Months Ended March 31, 2021
GAAP-based net income, attributable to OpenText	$91,490
Add:
Provision for income taxes	31,818
Interest and other related expense, net	37,333
Amortization of acquired technology-based intangible assets	53,453
Amortization of acquired customer-based intangible assets	54,156
Depreciation	21,961
Share-based compensation	12,357
Special charges (recoveries)	2,846
Other (income) expense, net	(8,283)
Adjusted EBITDA	$297,131

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2022
(In thousands, except for per share data)

	Nine Months Ended March 31, 2022
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$377,928		$(3,072)	(1)	$374,856
Customer support	90,914		(1,631)	(1)	89,283
Professional service and other	161,459		(2,275)	(1)	159,184
Amortization of acquired technology-based intangible assets	152,333		(152,333)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,797,850	69.4%	159,311	(3)	1,957,161	75.5%
Operating expenses
Research and development	321,517		(9,936)	(1)	311,581
Sales and marketing	491,133		(15,377)	(1)	475,756
General and administrative	231,127		(12,800)	(1)	218,327
Amortization of acquired customer-based intangible assets	160,764		(160,764)	(2)	—
Special charges (recoveries)	20,592		(20,592)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	507,182		378,780	(5)	885,962
Other income (expense), net	29,137		(29,137)	(6)	—
Provision for income taxes	123,757		(16,178)	(7)	107,579
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	294,894		365,821	(8)	660,715
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$1.08		$1.35	(8)	$2.43

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)	Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.
(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of special charges (recoveries) from our Non-GAAP-based operating expenses as special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include certain charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 18 “Special charges (recoveries)” to our Condensed Consolidated Financial Statements for more details.

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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2022
		Per share diluted
GAAP-based net income, attributable to OpenText	$294,894	$1.08
Add:
Amortization	313,097	1.15
Share-based compensation	45,091	0.17
Special charges (recoveries)	20,592	0.08
Other (income) expense, net	(29,137)	(0.11)
GAAP-based provision for income taxes	123,757	0.45
Non-GAAP-based provision for income taxes	(107,579)	(0.39)
Non-GAAP-based net income, attributable to OpenText	$660,715	$2.43
Reconciliation of Adjusted EBITDA

Nine Months Ended March 31, 2022
GAAP-based net income, attributable to OpenText	$294,894
Add:
Provision for income taxes	123,757
Interest and other related expense, net	117,538
Amortization of acquired technology-based intangible assets	152,333
Amortization of acquired customer-based intangible assets	160,764
Depreciation	65,535
Share-based compensation	45,091
Special charges (recoveries)	20,592
Other (income) expense, net	(29,137)
Adjusted EBITDA	$951,367

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2021
(In thousands, except for per share data)

	Nine Months Ended March 31, 2021
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$354,235		$(2,484)	(1)	$351,751
Customer support	89,815		(1,405)	(1)	88,410
Professional service and other	143,521		(1,867)	(1)	141,654
Amortization of acquired technology-based intangible assets	165,581		(165,581)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,729,835	69.4%	171,337	(3)	1,901,172	76.3%
Operating expenses
Research and development	304,212		(7,195)	(1)	297,017
Sales and marketing	438,984		(13,594)	(1)	425,390
General and administrative	190,502		(12,074)	(1)	178,428
Amortization of acquired customer-based intangible assets	164,075		(164,075)	(2)	—
Special charges (recoveries)	(1,404)		1,404	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	569,222		366,871	(5)	936,093
Other income (expense), net	16,417		(16,417)	(6)	—
Provision for income taxes	342,121		(227,030)	(7)	115,091
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	129,389		577,484	(8)	706,873
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.47		$2.12	(8)	$2.59

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)	Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.
(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of special charges (recoveries) from our Non-GAAP-based operating expenses as special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include certain charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 18 “Special charges (recoveries)” to our Condensed Consolidated Financial Statements for more details.

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
(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 73% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense. The GAAP-based tax provision rate for the nine months ended March 31, 2021 includes an income tax provision charge from IRS settlements partially offset by a tax benefit from the release of unrecognized tax benefits due to the conclusion of relevant tax audits that was recognized during the three months ended December 31, 2020.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2021
		Per share diluted
GAAP-based net income, attributable to OpenText	$129,389	$0.47
Add:
Amortization	329,656	1.21
Share-based compensation	38,619	0.14
Special charges (recoveries)	(1,404)	(0.01)
Other (income) expense, net	(16,417)	(0.06)
GAAP-based provision for income taxes	342,121	1.26
Non-GAAP-based provision for income taxes	(115,091)	(0.42)
Non-GAAP-based net income, attributable to OpenText	$706,873	$2.59
Reconciliation of Adjusted EBITDA

Nine Months Ended March 31, 2021
GAAP-based net income, attributable to OpenText	$129,389
Add:
Provision for income taxes	342,121
Interest and other related expense, net	114,017
Amortization of acquired technology-based intangible assets	165,581
Amortization of acquired customer-based intangible assets	164,075
Depreciation	64,244
Share-based compensation	38,619
Special charges (recoveries)	(1,404)
Other (income) expense, net	(16,417)
Adjusted EBITDA	$1,000,225

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of March 31, 2022	Change increase (decrease)	As of June 30, 2021
Cash and cash equivalents	$1,633,702	$26,396	$1,607,306
Restricted cash (1)	2,149	(345)	2,494
Total cash, cash equivalents and restricted cash	$1,635,851	$26,051	$1,609,800

(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (see note 9 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).

	Nine Months Ended March 31,
(In thousands)	2022	Change	2021
Cash provided by operating activities	$729,870	$149,939	$579,931
Cash used in investing activities	$(932,961)	$(894,749)	$(38,212)
Cash provided by (used in) financing activities	$266,062	$1,048,917	$(782,855)
Cash and cash equivalents
Cash and cash equivalents primarily consist of balances with banks as well as deposits with original maturities of 90 days or less.
We continue to anticipate that our cash and cash equivalents, as well as available credit facilities, will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, capital expenditures, dividends and operating needs for the next twelve months. Any further material or acquisition-related activities may require additional sources of financing and would be subject to the financial covenants established under our credit facilities. For more details, see “Long-term Debt and Credit Facilities” below.
As of March 31, 2022, we have recognized a provision of $29.2 million (June 30, 2021—$27.5 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
We have deferred a total of approximately $99.0 million of tax payments under the CARES Act and other COVID-19 related tax relief programs in EMEA since our fourth quarter of Fiscal 2020. During the nine months ended March 31, 2022, we made repayments of approximately $9.0 million related to amounts previously deferred. As of March 31, 2022, we have remaining deferrals of $30.0 million which will become payable throughout Fiscal 2022 and Fiscal 2023.
Cash flows provided by operating activities
Cash flows from operating activities increased by $149.9 million, due to an increase in net income after the impact of non-cash items of $106.4 million and an increase in changes from working capital of $43.5 million.
The increase in operating cash flow from changes in working capital was primarily due to the net impact of the following increases:
(i)$106.3 million relating to income taxes payable, net of receivables;
(ii)$26.8 million relating to net operating lease assets and liabilities;
(iii)$15.8 million relating to other assets; and
(iv)$1.8 million relating to contract assets.
These increases in operating cash flows were partially offset by the following decreases:
(i)$38.4 million relating to accounts payable and accrued liabilities;
(ii)$37.0 million relating to deferred revenues;
(iii)$18.6 million relating to accounts receivable; and
(iv)$13.2 million relating to prepaid expenses and other current assets.
During the third quarter of Fiscal 2022 our days sales outstanding (DSO) of 44 days remained stable compared to our DSO during the third quarter of Fiscal 2021. The per day impact of our DSO in the third quarter of Fiscal 2022 and Fiscal 2021 on our cash flows was $9.8 million and $9.3 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $894.7 million, primarily due to an increase in consideration paid for acquisitions during the first nine months of Fiscal 2022, which includes cash paid for the acquisitions of Zix of $856.2 million and Bricata of $17.9 million.
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
Cash flows provided by financing activities increased by $1.0 billion. This is primarily due to the net impact of the following activities:
(i)$1.5 billion relating to proceeds from the issuance of Senior Notes 2031 and Senior Notes 2029 (both defined below), of which a portion of the net proceeds was used to redeem $850.0 million of our Senior Notes 2026 (as defined below); and
(ii)$10.7 million higher proceeds from the issuance of Common Shares for the exercise of options and the OpenText Employee Stock Purchase Plan (ESPP).
The increases in cash flows provided by financing activities were partially offset by the following decreases:
(i)$250.0 million relating to higher repayments of our long-term debt and Revolver (as defined below), which is inclusive of $850.0 million redemption of Senior Notes 2026 (as defined below) during our second quarter of Fiscal 2022, partially offset by $600.0 million repaid on amounts previously drawn on our Revolver in the second quarter of Fiscal 2021;
(ii)$136.1 million relating to the repurchase and cancellation of 2,809,559 Common Shares under our share repurchase plans authorized on both November 5, 2020 and November 4, 2021 (as discussed below);
(iii)$25.0 million relating to early call termination premium upon redemption of Senior Notes 2026 and $17.2 million relating to debt issuance costs for the issuance of Senior Notes 2031 and Senior Notes 2029;
(iv)$22.3 million relating to higher cash dividends paid to shareholders;
(v)$10.8 million relating to more cash used in the repurchase of Common Shares on the open market for potential reissuance under our Long-Term Incentive Plans (LTIP) or other stock compensation plans; and
(vi)$0.4 million relating to a cash distribution to non-controlling interests holder.
Cash Dividends
During the three and nine months ended March 31, 2022, we declared and paid cash dividends of $0.2209 and $0.6627 per Common Share, respectively, in the aggregate amount of $59.1 million and $178.6 million, respectively (three and nine months ended March 31, 2021—$0.2008 and $0.5762 per Common Share, respectively, in the aggregate amount of $54.5 million and $156.3 million, respectively).
Future declarations of dividends and the establishment of future record and payment dates are subject to final determination and discretion of the Board. See Item 5 “Dividend Policy” included within our Annual Report on Form 10-K for Fiscal 2021 for more information.
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
Senior Notes 2026
On May 31, 2016 we issued $600 million in aggregate principal amount of 5.875% Senior Notes due 2026 (Senior Notes 2026) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2026 bear interest at a rate of 5.875% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2016. Senior Notes 2026 would have matured on June 1, 2026, unless earlier redeemed, in accordance with their terms, or repurchased.
On December 20, 2016, we issued an additional $250 million in aggregate principal amount by reopening our Senior Notes 2026 at an issue price of 102.75%. The additional notes have identical terms, are fungible with and are a part of a single series with the previously issued $600 million aggregate principal amount of Senior Notes 2026. The outstanding aggregate principal amount of Senior Notes 2026, after taking into consideration the additional issuance, was $850 million as of December 9, 2021.

On December 9, 2021, we redeemed Senior Notes 2026 in full at a price equal to 102.9375% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. A portion of the net proceeds from the offerings of Senior Notes 2029 and Senior Notes 2031 was used to redeem Senior Notes 2026. Upon redemption, Senior Notes 2026 were cancelled and any obligation thereunder was extinguished. The resulting loss of $27.4 million, consisting of $25.0 million relating to the early termination call premium, $6.2 million relating to unamortized debt issuance costs and ($3.8) million relating to unamortized premium, has been recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income. See note 22 “Other Income (Expense), Net” to our Condensed Consolidated Financial Statements.
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
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the Eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of March 31, 2022, the outstanding balance on the Term Loan B bears an interest rate of 1.96%. For more information regarding the impact of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2021.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2022, our consolidated net leverage ratio was 1.9:1.
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. For more information regarding the impact of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2021.
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
As of March 31, 2022, we had no outstanding balance under the Revolver (June 30, 2021—nil).
For further details relating to our debt, please see note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.

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
On November 4, 2021, the Board authorized a share repurchase plan, pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares on the NASDAQ Global Select Market, the Toronto Stock Exchange (as part of a NCIB as defined below) and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the “Renewed Repurchase Plan”). The price that we have paid and will pay for Common Shares in open market transactions has been and will be the market price at the time of purchase or such other price as may be permitted by applicable law or stock exchange rules.
The Renewed Repurchase Plan has been and will be effected in accordance with Rule 10b-18. Purchases made under the Renewed Repurchase Plan are subject to a limit of 13,638,008 shares (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021). All Common Shares purchased by us pursuant to the Renewed Repurchase Plan have been and will be cancelled.
During the three and nine months ended March 31, 2022, we repurchased and cancelled 1,000,000 and 2,809,559 Common Shares, respectively, for $45.1 million and $136.1 million, respectively (three and nine months ended March 31, 2021—nil, respectively). Share repurchases during the three and nine months ended March 31, 2022 were completed under our share repurchase plans authorized on both November 5, 2020 and November 4, 2021.
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
Pensions
As of March 31, 2022, our total unfunded pension plan obligations were $78.9 million, of which $2.5 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans, Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP), for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2022 (three months ended)	$203	$244	$—
2023	886	965	116
2024	959	966	130
2025	1,002	989	175
2026	1,036	977	287
2027 to 2031	5,997	4,743	2,894
Total	$10,083	$8,884	$3,602
For a detailed discussion on pensions, see note 12 “Pension Plans and Other Post Retirement Benefits” to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of March 31, 2022, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2022 - June 30, 2022	July 1, 2022 - June 30, 2024	July 1, 2024 - June 30, 2026	July 1, 2026 and beyond
Long-term debt obligations (1)	$5,358,547	$38,290	$321,232	$1,218,025	$3,781,000
Operating lease obligations (2)	285,187	17,431	114,196	68,231	85,329
Purchase obligations for contracts not accounted for as lease obligations	70,931	28,555	42,376	—	—
	$5,714,665	$84,276	$477,804	$1,286,256	$3,866,329
(1) Includes interest up to maturity and principal payments. Please see note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements for more details.
(2) Represents the undiscounted future minimum lease payments under our operating leases liabilities and excludes sublease income expected to be received under our various sublease agreements with third parties. Please see note 6 “Leases” to our Condensed Consolidated Financial Statements for more details.
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

Litigation
We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant legal matter and evaluate such matters to determine how they should be treated for accounting and disclosure purposes in accordance with the requirements of ASC Topic 450-20 “Loss Contingencies” (Topic 450-20). Specifically, this evaluation process includes the centralized tracking and itemization of the status of all our disputes and litigation items, discussing the nature of any litigation and claim, including any dispute or claim that is reasonably likely to result in litigation, with relevant internal and external counsel, and assessing the progress of each matter in light of its merits and our experience with similar proceedings under similar circumstances.
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of March 31, 2022, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $75 million. As of March 31, 2022, we have provisionally paid approximately $34 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on the Condensed Consolidated Balance Sheets as of March 31, 2022.
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
The CRA has also been auditing Fiscal 2017 on a basis that we strongly disagree with and will vigorously contest. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. In conjunction with the Fiscal 2017 audit, the CRA issued a proposal letter dated April 7, 2021 (Proposal Letter) indicating to us that it proposes to reassess our Fiscal 2017 tax year to reduce the depreciable basis of these assets. We have made extensive submissions in support of our position. CRA’s position for Fiscal 2017 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. On January 27, 2022, the CRA issued a notice of reassessment in respect of Fiscal 2017 on the basis of its position set forth in the Proposal Letter. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and intend to vigorously defend our original filing position.
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
Carbonite vs Realtime Data
On February 27, 2017, before our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (Realtime Data) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas “Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL).” Therein, it alleged that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S. District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the same asserted patents against other companies. After a stay pending appeal in one of those suits, on January 21, 2021, the Court held a hearing to construe the claims of the asserted patents. As to the fourth patent asserted against Carbonite, on September 24, 2019, the U.S. Patent & Trademark Office Patent Trial and Appeal Board invalidated certain claims of that patent, including certain claims that had been asserted against Carbonite. The parties then jointly stipulated to dismiss that patent from this action. On August 23, 2021, in one of the suits against other companies, the District of Delaware (No. 1:17-cv-800), held all of the patents asserted against Carbonite to be invalid. Realtime Data has appealed that decision to the U.S. Court of Appeals for the Federal Circuit. We continue to vigorously defend the matter, and the U.S. District Court for the District of Massachusetts has issued a claim construction order. We anticipate motion practice based upon the result of that order. We have not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and we remain unable to reasonably estimate a possible loss or range of loss associated with this litigation.
Please also see Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2021.
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
As of March 31, 2022, we had an outstanding balance of $960.0 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of March 31, 2022, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.6 million, assuming that the loan balance as of March 31, 2022 is outstanding for the entire period (June 30, 2021—$9.7 million).
As of March 31, 2022, we had no outstanding balance under the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of March 31, 2022, with no outstanding balance on the Revolver, an adverse change of one percent on the interest rate would have no effect on our annual interest payment (June 30, 2021—nil).
For more information regarding the impact of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2021.
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
Based on the foreign exchange forward contracts outstanding as of March 31, 2022, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2021—$0.7 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of March 31, 2022 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at March 31, 2022	U.S. Dollar Equivalent at June 30, 2021
Euro	$373,391	$331,974
British Pound	53,428	78,140
Canadian Dollar	24,916	26,632
Swiss Franc	53,841	44,900
Other foreign currencies	141,421	128,879
Total cash and cash equivalents denominated in foreign currencies	646,997	610,525
U.S. Dollar	986,705	996,781
Total cash and cash equivalents	$1,633,702	$1,607,306
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $64.7 million (June 30, 2021—$61.1 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk”.

Item 4.        Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Part II - Other Information
Item 1A.     Risk Factors
You should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2021. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies.
Risks Related to our Business and Industry
Geopolitical instability, political unrest, war, and other global conflicts, including the Russia-Ukraine conflict, has affected and may continue to affect our business.
Geopolitical instability, political unrest, war, and other global conflicts may result in adverse effects on macroeconomic conditions, including volatility in financial markets, adverse changes in trade policies, inflation, supply chain disruptions, increased cybersecurity threats and fluctuations in foreign currency. These events may also impact our decision or limit our ability to conduct business in certain areas or with certain entities. For example, in response to the Russia-Ukraine conflict, we have ceased all direct business in Russia and Belarus and with known Russian-owned companies. Sanctions and export controls have also been imposed by the United States, Canada and other countries in connection with Russia's military actions in Ukraine, including restrictions on selling or importing goods, services or technology in or from certain regions, and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. To support certain of our cloud customers headquartered in the United States or allied countries that rely on our network to manage their global business (including their business in Russia), we have allowed these customers to continue to use our services to the extent that it can be done in strict compliance with all applicable sanctions and export controls. However, as the situation develops and the regulatory environment continues to evolve, we may adjust our business practices as required by applicable rules and regulations. Our compliance with sanctions and export controls could impact the fulfillment of certain contracts with customers and partners doing business in these affected areas and future revenue streams from impacted parties. While we do not expect our decision to cease all direct business in Russia and Belarus and with known Russian-owned companies to have a material adverse effect on our overall business, results of operations or financial condition, it is not possible to predict the broader consequences of this conflict or other conflicts, which could include sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on the global economy, on our business and operations as well as those of our customers, partners and third party service providers. Further, the effects of the ongoing conflict could heighten many of our known risks described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended June 30, 2021.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASE OF EQUITY SECURITIES OF THE COMPANY
FOR THE THREE MONTHS ENDED MARCH 31, 2022

Period		(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
01/01/22 to 01/31/22		—	$—	—	—
02/01/22 to 02/28/22	(2)	1,934,321	$44.11	1,000,000	10,950,924
03/01/22 to 03/31/22	(3)	365,679	$43.29	—	10,950,924
Total		2,300,000	$43.98	1,000,000	10,950.924
(1) On November 4, 2021, the Board authorized the renewal of its share repurchase plan pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2021 and ending on November 11, 2022, up to an aggregate of $350 million of our Common Shares. The renewed repurchase plan is subject to a limit of 13,638,008 Common Shares.
(2) Represents Common Shares repurchased in the open market. 1,000,000 of these Common Shares were repurchased and cancelled under our share repurchase plan. The remainder of the repurchases are held in trust for the purpose of potential reissuance under our LTIP or other plans. For more details, please see “Treasury Stock” under note 13 “Share Capital, Option Plans and Share-based Payments” to our Condensed Consolidated Financial Statements.
(3) Represents Common Shares repurchased in the open market. These repurchases are held in trust for the purpose of potential reissuance under our LTIP or other plans. For more details, please see “Treasury Stock” under note 13 “Share Capital, Option Plans and Share-based Payments” to our Condensed Consolidated Financial Statements.

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
Date: May 4, 2022

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ HOWARD ROSEN
Howard Rosen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)