Form 10-K
period 2022-06-30
OPEN TEXT CORP
filed 2022-08-05
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022.
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Aggregate market value of the Registrant's Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2021, the end of the registrant's most recently completed second fiscal quarter, was approximately $12.6 billion. As of August 1, 2022, there were 269,819,679 outstanding Common Shares of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
None.

OPEN TEXT CORPORATION

Part I
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements or information (forward-looking statements) within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), Section 27A of the U.S. Securities Act of 1933, as amended (the Securities Act), and other applicable securities laws of the United States and Canada, and is subject to the safe harbors created by those provisions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements, and are based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general political, economic and market conditions, (iv) our ability to manage inflation, including increased labour costs associated with attracting and retaining employees, and rising interest rates; (v) our continued ability to manage certain foreign currency risk, including through hedging from time to time; (vi) equity and debt markets continuing to provide us with access to capital; (vii) our continued ability to identify, source and finance attractive and executable business combination opportunities, as well as our ability to continue to successfully integrate any such opportunities, including in accordance with the expected timeframe and/or cost budget for such integration; (viii) our continued ability to avoid infringing third party intellectual property rights; and (ix) our ability to successfully implement our restructuring plans. Our estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct. These forward-looking statements involve known and unknown risks as well as uncertainties, which include (i) actual and potential risks and uncertainties relating to the ultimate geographic spread of COVID-19, the severity and duration of the COVID-19 pandemic and issues relating to the resurgence of COVID-19 and/or new strains or variants of COVID-19, including actions that have been and may be taken by governmental authorities to contain COVID-19 or to treat its impact, including the availability, effectiveness and use of treatments and vaccines, and the effect on the global economy and financial markets as well as the potential adverse effect on our business, operations, and financial performance; (ii) the impact of the Russia-Ukraine conflict on our business, including our decision to cease all direct business in Russia and Belarus and with known Russian-owned companies; and (iii) those discussed herein and in the Notes to Consolidated Financial Statements for the year ended June 30, 2022, which are set forth in Part II, Item 8 of this Annual Report on Form 10-K. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management's current expectations and projections about future results only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors”, and forward-looking statements set forth in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K as well as other documents we file from time to time with the United States Securities and Exchange Commission (the SEC) and Canadian securities regulators. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K because these forward-looking statements are relevant only as of the date they were made.
Throughout this Annual Report on Form 10-K: (i) the term “Fiscal 2023” means our fiscal year beginning on July 1, 2022 and ending June 30, 2023; (ii) the term “Fiscal 2022” means our fiscal year beginning on July 1, 2021 and ended June 30, 2022; (iii) the term “Fiscal 2021” means our fiscal year beginning on July 1, 2020 and ended June 30, 2021; (iv) the term “Fiscal 2020” means our fiscal year beginning on July 1, 2019 and ended June 30, 2020; (v) the term “Fiscal 2019” means our fiscal year beginning on July 1, 2018 and ended June 30, 2019; (vi) the term “Fiscal 2018” means our fiscal year beginning on July 1, 2017 and ended June 30, 2018; (vii) the term “Fiscal 2017” means our fiscal year beginning on July 1, 2016 and ended June 30, 2017; (viii) the term “Fiscal 2016” means our fiscal year beginning on July 1, 2015 and ended June 30, 2016; (ix) the term “Fiscal 2015” means our fiscal year beginning on July 1, 2014 and ended June 30, 2015; (x) the term “Fiscal 2014” means our fiscal year beginning on July 1, 2013 and ended June 30, 2014; (xi) the term “Fiscal 2013” means our fiscal year beginning on July 1, 2012 and ended June 30, 2013; and (xii) the term “Fiscal 2012” means our fiscal year beginning on July 1, 2011 and ended June 30, 2012. Our Consolidated Financial Statements are presented in U.S. dollars and, unless otherwise indicated, all amounts included in this Annual Report on Form 10-K are expressed in thousands of U.S. dollars. References herein to the “Company”, “OpenText”, “we” or “us” refer to Open Text Corporation and, unless context requires otherwise, its subsidiaries.

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
Risks Related to our Business and Industry
•If we do not continue to develop technologically advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected
•Product development is a long, expensive and uncertain process, and we may terminate one or more of our development programs
•Our investment in our current research and development efforts may not provide a sufficient or timely return
•If our software products and services do not gain market acceptance, our operating results may be negatively affected
•Failure to protect our intellectual property could harm our ability to compete effectively
•Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenues and profits
•Our software products and services may contain defects that could harm our reputation, be costly to correct, delay revenues and expose us to litigation
•Our software products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business
•Risks associated with the evolving use of the Internet, including changing standards, competition and regulation and associated compliance efforts, may adversely impact our business
•Business disruptions, including those arising from disasters or other catastrophic events, may adversely affect our operations
•Unauthorized disclosures, cyber-attacks and breaches of data security may adversely affect our operations
•Our success depends on our relationships with strategic partners, distributors and third-party service providers and any reduction in the sales efforts by distributors, cooperative efforts from our partners or service from third party providers could materially impact our revenues
•The loss of licenses to resell or use third-party software or the lack of support or enhancement of such software could adversely affect our business
•Current and future competitors could have a significant impact on our ability to generate future revenues and profits
•The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in revenues being recognized from quarter to quarter
•Our existing customers might cancel contracts with us, fail to renew contracts on their renewal dates and/or fail to purchase additional services and products, and we may be unable to attract new customers
•Consolidation in the industry, particularly by large, well-capitalized companies, could place pressure on our operating margins which could, in turn, have a material adverse effect on our business
•We may be unable to maintain or expand our base of small and medium-sized businesses (SMBs) and consumer customers, which could adversely affect our anticipated future growth and operating results
•Our sales to government clients expose us to business volatility and risks, including government budgeting cycles and appropriations, early termination, audits, investigations, sanctions and penalties
•Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine conflict, has affected and may continue to affect our business
•The COVID-19 pandemic has and may continue to further negatively affect our business, operations and financial performance
•The impact of the COVID-19 pandemic continues to create significant uncertainty in the global economy and for our business, operations and financial performance
•The restructuring of our operations, including steps taken to mitigate the anticipated negative impact of the COVID-19 pandemic, may be ineffective and may adversely affect our business and our finances, and we may incur additional restructuring charges in connection with such actions
•We have implemented a Flex-Office program, which will subject us to certain operational challenges and risks
•We must continue to manage our internal resources during periods of company growth, or our operating results could be adversely affected

•If we lose the services of our executive officers or other key employees or if we are not able to attract or retain top employees, our business could be significantly harmed
•Our compensation structure may hinder our efforts to attract and retain vital employees
•Increased attention from shareholders, customers and other key relationships regarding our environmental, social and corporate governance (ESG) practices could impact our business activities, financial performance and reputation
Risks Related to Acquisitions
•Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results
•We may be unable to successfully integrate acquired businesses or do so within the intended timeframes, which could have an adverse effect on our financial condition, results of operations and business prospects
•Loss of key personnel could impair the integration of acquired businesses, lead to loss of customers and a decline in revenues, or otherwise could have an adverse effect on our operations
•We may fail to realize all of the anticipated benefits of any acquisitions, including our acquisition of Zix, or those benefits may take longer to realize than expected
•Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting, cybersecurity and compliance with data privacy laws that are weaker than or otherwise not in conformity with ours
Risks Related to Laws and Regulatory Compliance
•Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources
•As part of the ongoing audit of our Canadian tax returns by the Canada Revenue Agency (CRA), we have received notices of, and are appealing, reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, and the CRA is auditing Fiscal 2017. An adverse outcome of these ongoing audits could have a material adverse effect on our financial position and results of operations
•Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, may adversely impact our business
•Certain of our products may be perceived as, or determined by the courts to be, a violation of privacy rights and related laws. Any such perception or determination could adversely affect our revenues and results of operations
Risks Related to our Financial Condition
•We may not generate sufficient cash flow to satisfy our unfunded pension obligations
•Fluctuations in foreign currency exchange rates could materially affect our financial results
•Our indebtedness could limit our operations and opportunities
Risks Related to Ownership of our Common Stock
•Our revenues and operating results are likely to fluctuate, which could materially impact the market price of our Common Shares
•Changes in the market price of our Common Shares and credit ratings of our outstanding debt securities could lead to losses for shareholders and debt holders
General Risks
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

Item 1. Business
Incorporated in 1991, OpenText has grown to be a leader in Information Management offering a comprehensive line of Information Management products and services that power and protect businesses of all sizes. OpenText’s Information Management solutions manage the creation, capture, use, analysis and lifecycle of structured and unstructured data. Our Information Management solutions are designed to help organizations extract value from their information, secure that information and meet the growing list of privacy and compliance requirements. OpenText helps customers improve efficiencies, redefine business models and transform industries.
Our products are available in cloud, off-cloud, private cloud, public cloud and application programming interface (API) cloud, or any combination thereof, and we are ready to support the customer’s preferred delivery channel. In providing choice and flexibility, we strive to maximize the lifetime value of the relationship with our customers and support their information-led transformation journey.
Business Overview and Strategy
About OpenText
At OpenText, we believe information and knowledge make business and people better. We are an Information Management company that provides software and services that empower digital businesses of all sizes to become more intelligent, secure and connected. Our innovations maximize the strategic benefits of data and content for our customers, strengthening their productivity, growth, profitability, compliance and competitive information advantage.
The comprehensive OpenText Information Management platform and services provide secure and scalable solutions for global enterprises, SMBs, governments and consumers around the world. We also accelerate information-led digital transformations with intelligent tools and services for moving off paper, automating classification and building clean data lakes for artificial intelligence (AI), analytics and automation.
OpenText is fundamentally integrated into the parts of our customers' businesses that matter, so they can securely manage the complexity of information flow end-to-end. Through automation and AI, we connect, synthesize and deliver information when and where needed to drive new efficiencies, experiences and insights. We make information more valuable by connecting it to digital business processes, enriching it with insights, protecting and securing it throughout its entire lifecycle and leveraging it to create engaging digital experiences. Our solutions connect large digital supply chains in many industries including manufacturing, retail and financial services. With the growing compliance standards for data management, security, e-invoicing, environmental, sustainability and inclusion factors, OpenText empowers customers with foresight and trust.
Our solutions also enable organizations and consumers to secure their information so that they can collaborate with confidence, stay ahead of the regulatory technology curve and identify threats on any endpoint or across their networks. With a multi-layered security approach, we have a wide range of OpenText Security Solutions that power and protect at the data management layer, at the infrastructure and application layers, and at the edge, offering insights and threat intelligence across it all.
Our Products and Services
We have a complete and integrated portfolio of Information Management solutions delivered at scale to meet the demands and needs of a global market. With the rise of operational and experience data as a force accelerating the need for information management, OpenText helps businesses master modern work with our Content Cloud, digitize supply chains with the Business Network Cloud, create communication-centric experiences with the Experience Cloud and build a resilient and safer world with the Security Cloud. In addition to our four business clouds, we have the Developer Cloud to help unleash developer creativity. Our solutions are delivered on the OpenText Cloud Platform, which supports customers in four different ways to use our services from private cloud to public cloud to off-cloud to API. Our architectural approach is one that puts at the forefront the ability for customers to have the flexibility and customization they need in a hybrid multi-cloud world.
Our innovation roadmap is focused on investing a significant amount of our research and development (R&D) in cloud capabilities. This includes maturing our public cloud and API offerings, driving deep integrations through co-innovations with partners and investing to meet new compliance standards. Security is fundamentally built into all OpenText Information Management software. Our platform offers multi-level, multi-role and multi-context security. Information is secured at the database level, by user-enrolled security, context rights and time-based security. We also provide encryption at rest for document-level security.

With embedded AI and analytics, our solutions improve business insight, employee productivity, customer experiences, asset utilization, collaboration, supply chain efficiency and risk management. Our software capabilities connect information across people, systems and devices to automate end-to-end processes and provide customers with increased business visibility and foresight. Below is a listing of our Information Management solutions.
Content Cloud
Our Content Cloud empowers customers to master modern work through robust content management, improved integrations and intelligent automation. It connects content to the digital business eliminating silos and providing convenient, secure and compliant remote access to both structured and unstructured data - boosting productivity and reducing risk. Our solutions manage the lifecycle, distribution, use and analysis of information across the organization, from capture through to archiving and disposition.
Our Content Services solutions range from content collaboration and intelligent capture to records management, collaboration, e-signatures and archiving, and are available off-cloud, on a cloud provider of the customer’s choice, as a subscription in the OpenText Cloud, in a hybrid environment or as a managed service. Our Content Services solutions enable customers to capture data from paper, electronic files and other sources and transform it into digital content delivered directly into content management solutions and business processes. Our customers can protect critical historical information within a secure, centralized archiving solution. OpenText Content Services adhere to the Content Management Interoperability Services (CMIS) standard and support a broad range of operating systems, databases, application servers and applications.
Our Content Services integrate with the applications that manage critical business processes, such as SAP® S/4HANA, SAP® SuccessFactors®, Salesforce®, Microsoft® Office 365® and other software systems and applications, establishing the foundation for intelligent business process and content workflow automation. By connecting unstructured content with structured data workflows, our Content Services allow users to have the content they need, when they need it, reducing errors, driving greater business insight and increasing efficiency.
Our AI and analytics capabilities within Content Services leverages structured or unstructured data to help organizations improve decision-making, gain operational efficiencies and increase visibility through interactive dashboards, reports and data visualizations. It leverages a comprehensive set of data analytics software - such as text mining, natural language processing, interactive visualizations and machine learning - to identify patterns, relationships, risks and trends that are used for predictive process automation and accelerated decision-making. Our solutions support composite AI for improved accuracy, and we help customers turn repositories of information into clean and integrated “data lakes” that can be mined by AI to extract useful knowledge and insight for our customers.
Our automation solutions enable organizations to transform into intelligent, secure and connected digital, data-driven businesses. We help customers re-engineer processes and quickly adapt to complex needs to deliver seamless customer and employee experiences. We speed up the development of case- and process-driven applications with low-code, drag-and-drop components, reusable building blocks and pre-built accelerators to build and deploy solutions more easily. Moreover, our professional services team works with customers to simplify complex interactions among people, content, transactions and workflows across multiple systems of record to support a diverse range of use cases.
Business Network Cloud
Our Business Network Cloud provides a foundation for digital supply chains and secure e-commerce ecosystems. Our Business Network manages data within the organization and outside the firewall, connecting people, systems and Internet of Things (IoT) devices at a global scale for those seeking to digitize and automate their procure-to-pay and order-to-cash processes. For our customers, this delivers streamlined connectivity, secure collaboration and real-time business intelligence in a single, unified platform. Organizations of all sizes can build global and sustainable supply chains, rapidly onboard new trading partners, comply with regional mandates, assess their credit quality and ethics scores, provide electronic invoicing and remove information silos across ecosystems and the extended enterprise.
The foundation of our Business Network Cloud is our Trading Grid, which connects businesses, trading partners, transportation and logistics companies, financial institutions and government organizations globally. OpenText offers a range of application-to-application, IoT, identity and access management, active applications and industry specific applications.
We enable supply chain optimization, digital business integration, data management, messaging, security, communications and secure data exchange across an increasingly complex network of off-cloud and cloud applications, connected devices, systems and people. The Business Network Cloud can be accessed through our new multi-tenant, self-service Foundation offering or as a managed service to simplify the inherent complexities of business-to-business (B2B) data exchange. OpenText’s Business Network Cloud offers insights that help drive operational efficiencies, accelerate time to transaction and improve customer satisfaction.

Experience Cloud
Our Experience Cloud powers modern experiences that drive revenue growth and customer loyalty. Our Digital Experience solutions create, manage, track and optimize omnichannel interactions throughout the customer journey, from acquisition to retention, and integrate with systems of record including Salesforce® and SAP®. The OpenText Digital Experience platform enables businesses to gain insights into their customer interactions and optimize them to improve customer lifetime value. The platform includes solutions and extensions that deliver highly personalized content and engagements along a continuous customer journey. With AI-powered analytics, the Experience Cloud can evaluate and deliver optimized user experiences at scale to ensure every point of interaction, whether physical or digital, on any device, is engaging and personalized.
The Experience Cloud platform includes a range of solutions from Customer Experience Management (CXM), Web Content Management (WCM), Digital Asset Management (DAM), Customer Analytics, AI & Insights, Digital Fax, Omnichannel Communications, Secure Messaging, Voice of Customer (VoC), as well as customer journey, testing and segmentation.
Security Cloud
Our security solutions provide organizations with capabilities to protect, prevent, detect, respond and quickly recover from threats across endpoints, network, applications, IT infrastructure and data – all with AI-led threat intelligence.
At the data layer, OpenText Security Solutions help customers be cyber-resilient with uninterrupted access and protection of business data against cyber threats. With Carbonite Endpoint, Carbonite Server, Carbonite Cloud-to-Cloud Backup and Information Archiving, we help ensure customers have visibility across all endpoints, devices and networks, for proactive discovery of sensitive data, identification of threats and sound data collection for investigation.
At the infrastructure and application layer, OpenText Security Solutions help detect issues and respond and remediate threats. Our full suite of capabilities includes Endpoint Detection Response (EDR), Network Detection Response (NDR), Managed Detection and Response (MDR), Digital Forensics & Incident Response and eDiscovery. OpenText Security Solutions deliver services, combining front-line experience with automation, AI technology and OpenText software to help organizations detect threats in real time. Moreover, our eDiscovery capabilities provide forensics and unstructured data analytics for searching and investigating organizational data to manage legal obligations and risks. For highly regulated organizations, these machine learning capabilities help drive compliance and timely response in complex situations.
At the edge, we help customers protect endpoints, virtual machine platforms and browsers from rising cyber-attacks. With Webroot Endpoint Protection, Webroot Domain Name System (DNS) protection, Email Security by Zix, Security Awareness Training and MDR/Threat Hunting, our security solutions are directed to the SMB and consumers segments. We serve SMB together with our network of Managed Service Providers (MSPs) who help deploy OpenText solutions at scale.
Lastly, OpenText Security solutions help secure operations using solutions with threat intelligence. Threat monitoring with BrightCloud, remote endpoint protection and automated cloud backup and recovery work together to protect employees and customer data while allowing organizations to prepare for, respond to and recover quickly from cyber-attacks.
Developer Cloud
Our Developer Cloud makes it faster and easier to build, extend and customize Information Management applications using a collection of cloud services, APIs and software development kits (SDK). Our solutions help R&D teams engage with our community of developers to innovate and build custom applications. Our API solutions help developers accelerate new product development, utilize fewer resources and reduce time to delivery for their projects. With our Developer Cloud's language-neutral protocols and cloud API services, our customers can reduce infrastructure spend, improve time-to-market and minimize the time and effort required to add new capabilities.
The OpenText Developer Cloud delivers a broad and deep set of Information Management capability for organizations to extend their existing OpenText implementations or include our capabilities into their own custom solutions, such as for customer, supplier and partner collaboration. The Developer Cloud also includes IoT and threat intelligence capabilities for organizations to dynamically integrate multi-tiered supply chain communities and build solutions for greater efficiency, agility and new value-added services. Data security is embedded throughout our offerings so the developer can focus on building differentiated user experiences.
Organizations can gain an information advantage and quickly turn ideas into solutions with OpenText APIs to build, integrate and customize Information Management applications. Developers choose from a rich set of Information

Management services to manage information from any source, for any use case, including capture, archive, digital signature, workflow and case management. OpenText APIs empower developers to focus on code-based innovation with a single, secure, infrastructure agnostic platform, freely available technical documentation and an open and engaged developer community to share knowledge and best practices to solve problems and create new solutions.
Services
OpenText provides a range of customer solutions through professional and managed services, whether off-cloud, in the OpenText Cloud, in hybrid scenarios or other clouds, including our partners: Google Cloud Platform, Amazon Web Services (AWS) and Microsoft Azure. Our team provides full advisory, implementation, migration, operation and support services for our Information Management solutions to meet the needs of our customers. Cloud Managed Services aims to help keep customers current on the latest technology and to meet complex requirements, all with reduced burden on information technology staff and ensure optimal application management by trusted experts.
With OpenText Managed Services, organizations can focus resources on their core business priorities with the knowledge that their infrastructure, applications, integrations and upgrades are all managed, monitored and optimized for security, performance and compliance. Our Cloud Managed Services offering provides customers with a single point of contact and a single service level agreement for OpenText solutions managed in our partner’s clouds.
Our Strategy
Growth
As an organization, we are committed to “Total Growth”, meaning we strive towards delivering value through organic initiatives, innovations and acquisitions, as well as financial performance. With an emphasis on increasing recurring revenues and expanding our margins, we believe our Total Growth strategy will ultimately drive overall cash flow generation, thus helping to fuel our disciplined capital allocation approach and further our ability to deepen our account coverage and identify and execute strategic acquisitions. With strategic acquisitions, we are well positioned to expand our product portfolio and improve our ability to innovate and grow organically, which helps us to meet our long-term growth targets. We believe our Total Growth strategy is a durable model, that we believe will create both near and long-term shareholder value through organic and acquired growth, capital efficiency and profitability.
We are committed to continuous innovation. Our investments in R&D push product innovation, increasing the value of our offerings to our installed customer base, which includes Global 10,000 companies (G10K), SMB and consumers. The G10K are the world's largest companies, ranked by estimated total revenues, as well as the world's largest governments and organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. Over the last three fiscal years, we have invested a cumulative total of $1.2 billion in R&D or 12.3% of cumulative revenue for that three-year period. On an annual basis, we target to spend 12% to 14% of revenues for R&D expense.
As a global leader in Information Management, we know customers need an integrated set of cloud products, solutions and services as a foundation for efficiency and growth. The cloud is a strategic business imperative that drives customers’ investment in product innovation, business agility, operational efficiency and cost management. OpenText expects the cloud to be our largest driver of growth. We are committed to continuing our investment in the OpenText Cloud to best suit the evolving needs of our customers. Supported by a global, scalable and secure infrastructure, OpenText Cloud Editions includes a foundational platform of technology services, and packaged business applications for industry and business processes. OpenText Cloud Editions enables organizations to protect and manage information in public, private or hybrid deployments at scale.
We remain a value oriented and disciplined acquirer, having efficiently deployed $6.5 billion on acquisitions over the last 10 fiscal years. Mergers and acquisitions are one of our leading growth drivers. We look for companies that are situated within our total addressable markets.
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
We regularly evaluate acquisition opportunities and at any time may be at various stages of discussion with respect to such opportunities. For additional details on our acquisitions, please see “Acquisitions During the Last Five Fiscal Years”, elsewhere in Item 1 of this Annual Report on Form 10-K.

In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 has significantly impacted the global economy and has adversely impacted and may continue to adversely impact our operational and financial performance. The extent of the adverse impact of the pandemic on the global economy and markets will continue to depend, in part, on the length and severity of the measures taken to limit the spread of the virus, the availability, effectiveness and use of treatments and vaccines and on actual and potential resurgences. We are closely monitoring the potential effects and impact on our operations, businesses and financial performance, including liquidity and capital usage, though the extent is difficult to fully predict due to the evolution of this uncertain situation.
We continue to conduct business with modifications to employee travel and work locations and also virtualization of certain events, along with modified interactions with customers and suppliers, among other modifications. In addition, as many local governments and officials have started lifting pandemic restrictions in accordance with the guidance of public health experts, in July 2022, we implemented a Flex-Office program in which a majority of our employees work a portion of their time in the office and a portion remotely. See “We have implemented a Flex-Office program, which will subject us to certain operational challenges and risks” in Part I, Item 1A “Risk Factors” included elsewhere within this Annual Report on Form 10-K. We will continue to actively monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including customer purchasing decisions, and may take further actions that alter our business operations, including our Flex-Office program, as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers and shareholders. It is uncertain and difficult to predict what the potential effects any such alterations or modifications may have on our business including the effects on our customers and prospects, or our financial results and our ability to successfully execute our business strategies and initiatives.
The ongoing and ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control. For more information, please see Part I, Item 1A “Risk Factors” included elsewhere within this Annual Report on Form 10-K.
OpenText Revenues
Our business consists of four revenue streams: cloud services and subscriptions, customer support, license and professional service and other. For information regarding our revenues by significant geographic area for Fiscal 2022, Fiscal 2021 and Fiscal 2020, please see Note 20 “Segment Information” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Cloud Services and Subscriptions
Cloud services and subscriptions revenues consist of (i) SaaS offerings, (ii) APIs and data services, (iii) hosted services and (iv) managed service arrangements. These offerings allow customers to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in related hardware infrastructure.
We offer B2B integration solutions such as messaging and managed services. Messaging services allow for the automated and reliable exchange of electronic transaction information, such as purchase orders, invoices, shipment notices and other business documents, amongst businesses worldwide. Managed services provide an end-to-end fully outsourced B2B integration solution to our customers, including program implementation, operational management and customer support. Our cloud-based Business Network enables customers to effectively manage the flow of electronic transaction information with their trading partners and reduces the complexity of disparate standards and communication protocols.
Customer Support
The first year of our customer support offering is usually purchased by customers together with the license of our Information Management software products. Customer support is typically renewed on an annual basis and historically customer support revenues have been a significant portion of our total revenue. Through our OpenText customer support programs, customers receive access to software and security upgrades, a knowledge base, discussion boards, product information and an online mechanism to post and review “trouble tickets.” Additionally, our customer support teams handle questions on the use, configuration and functionality of OpenText products and help identify software issues, develop solutions and document enhancement requests for consideration in future product releases.

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
Partners and Alliances
We are committed to establishing relationships with the best resellers and technology and service providers to ensure customer success. Together as partners, we fulfill key market objectives to drive new business, establish a competitive advantage and create demonstrable business value.
We have a number of strategic partnerships that contribute to our success. These include the most prominent organizations in enterprise software, hardware and public cloud, with whom we work to enhance the value of customer investments. They include:
•SAP SE (SAP): We are SAP’s partner for content services. The OpenText Suite for SAP solutions provides key business content within the context of SAP business processes providing enhanced efficiencies, reduced risk and better experiences for customers, employees and partners - accessible anywhere and anytime and available on and off-cloud.
•Google Cloud: We work together with Google Cloud to deploy our Information Management solutions on the Google Cloud Platform. This includes a containerized application architecture for flexible cloud or hybrid deployment models. Deploying our solutions on the Google Cloud Platform allows our customers to scale their deployments as their businesses demand. We offer our solutions as a managed service and selected products as a SaaS offering.
•Amazon Web Services (AWS): Our collaboration offers businesses the opportunity to consume our Information Management solutions as fully managed services on AWS for cost savings, increased performance, scalability and security.
•Microsoft Corporation (Microsoft): Together with Microsoft, we enable customers to connect all aspects of their content infrastructure, integrating these into business processes and enable collaboration, management and governance on the most valuable asset - information. With the acquisition of Zix Corporation (Zix) in 2021, we extended our partnership with Microsoft by becoming one of their nine authorized Cloud Solutions Providers in the North American market.
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
Our Global Partner Program offers five distinct programs: Referral, Reseller, Services, Technology and Support. This creates an extended organization to develop technologies, repeatable service offerings and solutions that enhance the way our customers maximize their investment in our products and services. Through the Global Partner Program, we are extending market coverage, building stronger relationships and providing customers with a more complete local ecosystem of partners to meet their needs. Each distinct program is focused to provide valuable business benefits to the joint relationship.
Global Systems Integrators (GSIs) provide customers with digital transformational services around OpenText technologies. They are trained and certified on OpenText solutions and enhance the value of our offerings by providing technical credibility and complementary services to customers. Our GSIs include Accenture plc, ATOS International S.A.S., Capgemini Technology Services SAS, Cognizant Technology Solutions U.S. Corp., Deloitte Consulting LLP and Tata Consultancy Services (TCS).
Our partner program also enables MSPs, resellers, distributors and network and security vendors to grow through cloud-based cybersecurity, threat intelligence and backup and recovery solutions aimed at the SMB and consumer markets. We provide the industry-specific tools, services, training, integrations, certifications and platforms our partners need to ensure trust and reliability with their customer base.
We currently have over 22,000 MSPs in our network and it is expected to grow. This is a key go-to-market channel for us as MSPs act as an intermediary between the solutions vendors like OpenText and the SMB market. An MSP specializes in their local market and provides managed services to their clients.
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
Competition
The market for our products and services is highly competitive, subject to rapid technological change and shifting customer needs and economic pressures. We compete with multiple companies, some that have single or narrow solutions and some that have a range of information management solutions, like us. Our primary competitor is International Business Machines Corporation (IBM), with numerous other software vendors competing with us in the Information Management sector, such as Hyland Software Inc., Datto Holding Corp., Quadient SA, Veeva Systems Inc., SPS Commerce Inc., Box Inc., CrowdStrike Holdings Inc. and Adobe Inc. In certain markets, OpenText competes with Oracle and Microsoft, who are also our partners. In addition, we also face competition from systems integrators that configure hardware and software into customized systems. Additionally, new competitors or alliances among existing competitors may emerge and could rapidly acquire additional market share. We expect that competition will increase because of ongoing software industry consolidation.
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
Research and Development
The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, our success, in part, depends on our ability to continually enhance our existing products in a timely and efficient manner and to develop and introduce new products that meet customer needs while reducing total cost of ownership.
To achieve these objectives, we have made and expect to continue to make investments in research and development, through internal and third-party development activities, third-party licensing agreements and potentially through technology acquisitions. We expect a significant amount of our future R&D investment will be in cloud-based technologies.
Our R&D expenses were $440.4 million for Fiscal 2022, $421.4 million for Fiscal 2021 and $370.4 million for Fiscal 2020. We believe our spending on research and development is an appropriate balance between managing our organic growth and results of operations. We expect to continue to invest in R&D to maintain and improve our products and services offerings.
Acquisitions During the Last Five Fiscal Years
We regularly evaluate acquisition opportunities within the Information Management market and at any time may be in various stages of discussions with respect to such opportunities.
Below is a summary of certain significant acquisitions we have made over the last five fiscal years.
•On December 23, 2021, we acquired Zix, a leader in SaaS based email encryption, threat protection and compliance cloud solutions for SMBs, for $894.5 million.
•On November 24, 2021, we acquired all of the equity interest in Bricata Inc. (Bricata) for $17.8 million.
•On March 9, 2020, we acquired XMedius, a provider of secure information exchange and unified communication solutions, for $73.5 million.
•On December 24, 2019, we acquired Carbonite Inc. (Carbonite), a leading provider of cloud-based subscription backup, disaster recovery and endpoint security to SMB, consumers and a wide variety of partners, for $1.4 billion.
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
•On July 26, 2017, we acquired Covisint, a leading cloud platform for building Identity Access Management, Automotive and IoT applications, for $102.8 million.
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

For more information on the risks related to our intellectual property rights, see “Risk Factors” included in Item 1A of this Annual Report on Form 10-K.
Looking Towards the Future
In Fiscal 2023 we intend to continue to implement strategies that are designed to:
Broaden Our Information Management Reach into the G10K. As technologies and customers become more sophisticated, we intend to be a leader in expanding the definition of traditional market sectors. We continue to expand our direct sales coverage of the G10K as we focus on connecting this marquee customer base to our information platform.
Invest in the Cloud. Today, the destination for innovation is indisputably the cloud. Businesses of all sizes rely on a combination of APIs, public and private clouds, managed services and off-cloud solutions. As a result, we are committed to continue to modernize our technology infrastructure and leverage existing investments in the OpenText Cloud. The combination of OpenText cloud-native applications and managed services, together with the scalability and performance of our partner public cloud providers, offer more secure, reliable and compliant solutions to customers wanting to deploy cloud-based Information Management applications. OpenText Cloud Editions is designed to build additional flexibility and scalability for our customers: becoming cloud-native, connecting anything and extending capabilities quickly with multi-tenant SaaS applications and services.
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
Invest in Technology Leadership. We believe we are well-positioned to develop additional innovative solutions to address the evolving market. We plan to continue investing in technology innovation by funding internal development, acquiring complementary technologies and collaborating with third-parties.
Deepen Strategic Partnerships. OpenText is committed culturally, programmatically and strategically to be a partner-embracing company. Our partnerships with companies such as SAP SE, Google Cloud, AWS, Microsoft Corporation, Oracle Corporation, Salesforce.com Corporation and others serve as examples of how we are working together with our partners to create next-generation Information Management solutions and deliver them to market. We will continue to look for ways to create more customer value from our strategic partnerships.
Broaden Global Presence. As customers become increasingly multi-national and as international markets continue to adopt Information Management solutions, we plan to further grow our brand, presence and partner networks in these new markets. We are focused on using our direct sales for targeting existing G10K customers and plan to address new geographies and SMB customers, jointly with our partners.
Deliver Organic Growth. We are focused on investing and delivering on future organic growth. The Information Management market is large and is expected to continue to grow and we expect cloud to be our leading growth driver. We have multiple initiatives that are designed to deliver organic growth. We are guiding our customers along their cloud journey, investing in our mid-market channel and deepening our relationships with our partners and hyperscalers. As customers move more into the cloud, it will facilitate cross-sell and upsell opportunities across the product portfolio and geographies.
Selectively Pursue Acquisitions. We expect to continue to pursue strategic acquisitions to strengthen our service offerings in the Information Management market. Considering the continually evolving marketplace in which we operate, we regularly evaluate acquisition opportunities within the Information Management market and at any time may be in various stages of discussions with respect to such opportunities. We plan to continue to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy and disciplined financial management. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of solutions, as well as add new solutions to our portfolio.
Human Capital
Our Global Footprint
Our ability to attract, retain and engage a diverse workforce committed to innovation, operational excellence and the OpenText mission and values across our global footprint is a cornerstone to our success.

As of June 30, 2022, we employed a total of approximately 14,800 individuals, of which 7,150 or 49% are in the Americas, 2,720 or 18% are in EMEA and 4,930 or 33% are in Asia Pacific. Currently, we have employees in 35 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. Please see “Results of Operations” included in Item 7 of this Annual Report on Form 10-K for our definitions of geographic regions.
The approximate composition of our employee base is as follows: (i) 2,700 employees in sales and marketing, (ii) 4,300 employees in product development, (iii) 3,300 employees in cloud services, (iv) 1,500 employees in professional services, (v) 1,000 employees in customer support and (vi) 2,000 employees in general and administrative roles.
We believe that relations with our employees are strong. None of our employees are represented by a labour union, nor do we have collective bargaining arrangements with any of our employees. However, in certain European jurisdictions in which we operate, a “Workers' Council” represents our employees.
Employee Safety / COVID-19 Response
In response to the COVID-19 pandemic, we implemented Project Shield as a business continuity plan to address employee, customer, facility and technology-related challenges associated with the pandemic. Project Shield maintains the overarching principle of providing safe environments for our employees, customers, partners, as well as the communities where we work.
Project Shield takes a strong human capital focus, including enabling well-researched global awareness, post-pandemic support for our employees and managing a safe return to our workplace. We focus on analyzing key COVID-19 related data and public health protocols to support executive decisions, ensuring regular executive and employee communications and making strong connections with leaders around the world to respond swiftly to local changes.
Over the course of the pandemic, we have ensured our benefit programs support employees, and we established the OpenText Employee Relief Fund to provide financial assistance for employees requiring additional support for medical costs related to contracting COVID-19.
Project Shield extended our work from home approach at the beginning of Fiscal 2022 providing employees with continued flexibility and safety globally. In July 2022, we implemented our Flex-Office program in which a majority of our employees work a portion of their time in the office and a portion remotely.
We continue to invest in software and hardware along with office redesign to support a flexible workforce where teams can collaborate and be productive. Using our offices in a purposeful way drives innovation, creativity and teamwork. Our past experiences continue to inform our future workplace standards and practices.
We remain committed to maintaining a healthy workplace where all employees and office visitors feel safe and respected by implementing new health and safety protocols aligned with regional guidelines.
Employee Engagement
We regularly conduct employee research to understand perceptions in the areas of engagement, company strategy, personal impact, manager effectiveness, recognition, career development and equity, diversity and inclusion. Participation level and engagement have remained high. Throughout the phases of the pandemic, employee communication and listening strategies increased, including supplemental surveys ranging from topics of well-being, feedback from new hires on the quality of their onboarding and office re-opening plans.
Environmental, Social and Corporate Governance
The OpenText Zero-In Initiative is our commitment to our global impact goals and initiatives related to ESG. We believe the future of growth is sustainable and inclusive, and we commit to zero footprint, zero barriers and achieving our commitments with zero compromise through our purposeful goals to achieve net-zero greenhouse gas (GHG) emissions by 2040, zero waste from operations by 2030 and to be majority ethnically diverse among employees by 2030 with equal gender representation in key roles and 40% women in leadership positions at all management levels.
Our charitable giving program supports activities at the local and global level, focused on education, innovation, disaster relief and the health and welfare of children and families. We also provide employees three paid days off to volunteer and make an impact to the causes that matter most to them. In addition, the OpenText Navigator Fund identifies and addresses key needs in our communities. We launched the Navigator Internship Program to create pathways to digital jobs for Indigenous and under-represented minority students.
Recognizing that many millions of families are still recovering from the economic impact of the pandemic, we dedicated the holiday season to supporting food banks globally.

To operate long-term, we need to ensure that our local communities and the natural environment are thriving. We are committed to mitigating any adverse environmental impacts of our business activities, which at a minimum means abiding by all environmental laws, regulations and standards that apply to us. Our Environmental Policy articulates our commitment to measuring and managing our environmental impact. We integrate the consideration of environmental concerns and impacts into our everyday decision making and business activities. Externally, we promote sustainable consumption by developing and promoting environmentally sound technologies to support our customers’ digital transformations, including transitioning to the cloud environment. Internally, we continue to develop, implement and manage company-wide environmental initiatives.
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
•Recruiting: Platforms that are inclusive, diverse slates for key leadership roles and an increased focus on virtual work opportunities to widen recruiting talent and diversity;
•Advancement: Internal career building opportunities, mentoring and networks;
•Advocacy: Employee affinity groups, including “Black Employee Empowerment” and “Women in Technology”, fostering sponsorship, community and career conversations; and
•Civic Action: Focusing an ED&I lens on community outreach and engagement.
Compensation and Benefits
Our compensation philosophy is based on a set of principles that align with business strategy, reflect business and individual performance levels, consider market conditions to ensure competitiveness, demonstrate internal pay equity for similar roles and reflect the impact that economic conditions have on pay programs.
Our compensation and benefit programs are regularly reviewed through an executive-sponsored governance process. Across the Company, we offer a wide variety of retirement and group benefits including medical, life and disability, which are designed to protect employees and their dependents against financial hardship due to illness or injury. Programs are designed to recognize the diversity of our work force and a range of well-being needs. We also have regional Employee Assistance Programs in many countries that provide 24/7 confidential counselling, support and access to resources for employees and their families. The OpenText Employee Stock Purchase Plan (ESPP) is a global benefit program that allows all eligible employees to purchase OpenText shares at a 15% discount and provides the opportunity for employees to strengthen their ownership in the Company while enjoying the benefits of potential share price appreciation.
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
Employee Education, Training and Compliance
We know that employees join OpenText for continuous learning, experience and credentials to shape their careers. Our strategies focus on ensuring strong technical credentials, building capabilities, new skills sets and a high duty of care in ensuring ethical, secure and compliant practices. All employees have internal access to certification on OpenText and partner products.
Leaders and managers play a key role in the engagement of employees. From a focus on high quality interviewing and onboarding of new hires to the importance of career development planning, we foster a culture and value proposition of career development. Internal applications to job postings are highly encouraged. Our annual Career Week event focuses on career development planning and honing manager skills in developing teams.

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
•Our Mission: We power and protect information
•Our Purpose: To elevate every person and every organization to gain the information advantage
Available Information
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
Risks Related to our Business and Industry
If we do not continue to develop technologically advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected
Our success depends upon our ability to design, develop, test, market, license, sell and support new software products and services and enhancements of current products and services on a timely basis in response to both competitive threats and marketplace demands. The software industry is increasingly focused on cloud computing, mobility, social media and SaaS among other continually evolving shifts. In addition, our software products, services and enhancements must remain compatible with standard platforms and file formats. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create new products or improve our existing products. If we are unable to achieve a successful integration with third party software, we may not be successful in developing and marketing our new software products, services and enhancements. If we are unable to successfully integrate third party software to develop new software products, services and enhancements to existing software products and services, or to complete the development of new software products and services which we license or acquire from third parties, our operating results will be materially adversely affected. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results will be materially adversely affected. Moreover, if new industry standards emerge that we do not anticipate or adapt to, or, if alternatives to our services and solutions are developed by our competitors in times of rapid technological change, our software products and services could be rendered less competitive or obsolete, causing us to lose market share and, as a result, harm our business and operating results and our ability to compete in the marketplace.
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
Our investment in our current research and development efforts may not provide a sufficient or timely return
The development of Information Management software products is a costly, complex and time-consuming process, and the investment in Information Management software product development often involves a long wait until a return is achieved on such an investment. We are making, and will continue to make, significant investments in software research and development and related product and service opportunities. Investments in new technology and processes are inherently speculative. Commercial success depends on many factors, including the degree of innovation of the software products and services developed through our research and development efforts, sufficient support from our strategic partners and effective distribution and marketing. Accelerated software product introductions and short product life cycles require high levels of expenditures for research and development. These expenditures may adversely affect our operating results if they are not offset by corresponding revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, significant revenues from new software product and service investments may not be achieved for a number of years, if at all. Moreover, new software products and services may not be profitable, and even if they are profitable, operating margins for new software products and services may not be as high as the margins we have experienced for our current or historical software products and services.

If our software products and services do not gain market acceptance, our operating results may be negatively affected
We intend to pursue our strategy of being a market leading consolidator for cloud-based Information Management solutions. We intend to grow the capabilities of our Information Management software offerings through our proprietary research and the development of new software product and service offerings, as well as through acquisitions. It is important to our success that we continue to enhance our software products and services in response to customer demand and to seek to set the standard for Information Management capabilities. The primary market for our software products and services is rapidly evolving, and the level of acceptance of products and services that have been released recently, or that are planned for future release to the marketplace, is not certain. If the markets for our software products and services fail to develop, develop more slowly than expected or become subject to increased competition, our business may suffer. As a result, we may be unable to: (i) successfully market our current products and services; (ii) develop new software products and services and enhancements to current software products and services; (iii) complete customer implementations on a timely basis; or (iv) complete software products and services currently under development. In addition, increased competition and our transition from perpetual license sales to subscription-based business model could put significant pricing pressures on our products, which could negatively impact our margins and profitability. If our software products and services are not accepted by our customers or by other businesses in the marketplace, our business, operating results and financial condition will be materially adversely affected.
Failure to protect our intellectual property could harm our ability to compete effectively
We are highly dependent on our ability to protect our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as non-disclosure agreements and other contractual provisions, to establish and maintain our proprietary rights. We intend to protect our intellectual property rights vigorously; however, there can be no assurance that these measures will, in all cases, be successful, and these measures can be costly and/or subject us to counterclaims, including challenges to the validity and enforceability of our intellectual property rights. Enforcement of our intellectual property rights may be difficult, particularly in some countries outside of North America in which we seek to market our software products and services. While Canadian and U.S. copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. The absence of internationally harmonized intellectual property laws makes it more difficult to ensure consistent protection of our proprietary rights. Software piracy has been, and is expected to be, a persistent problem for the software industry, and piracy of our software products represents a loss of revenue to us. Where applicable, certain of our license arrangements have required us to make a limited confidential disclosure of portions of the source code for our software products, or to place such source code into escrow for the protection of another party. Despite the precautions we have taken, unauthorized third parties, including our competitors, may be able to copy certain portions of our software products or reverse engineer or obtain and use information that we regard as proprietary. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property. In addition, certain of our products contain open-source software. Licensees of open-source software may be required to make public certain source code, to license proprietary software for free or to permit others to create derivative works of proprietary software. While we monitor and control the use of open source software in our products and in any third party software that is incorporated into our products, and try to ensure that no open source software is used in such a way that negatively affects our proprietary software, there can be no guarantee that such use does not occur inadvertently, which in turn, could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition. Further, any undetected errors or defects in open source software could prevent the deployment or impair the functionality of our software products, delay the introduction of new solutions, or render our software more vulnerable to breaches or security attacks.
Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenues and profits
Claims of infringement (including misappropriation and/or other intellectual property violation) are common in the software industry and increasing as related legal protections, including copyrights and patents, are applied to software products. Although most of our technology is proprietary in nature, we do include certain third party and open-source software in our software products. In the case of third-party software, we believe this software is licensed from the entity holding the intellectual property rights. While we believe that we have secured proper licenses for all material third-party intellectual property that is integrated into our products in a manner that requires a license, third parties have and may continue to assert infringement claims against us in the future. In particular, our efforts to protect our intellectual property through patent litigation may result in counterclaims of patent infringement by counterparties in such suits. Any such assertion, regardless of merit, may result in litigation or require us to obtain a license for the intellectual property rights of third parties. Such licenses may not be available, or they may not be available on commercially reasonable terms. In addition, as we continue to develop software products and expand our portfolio using new technology and innovation, our exposure to threats of infringement may increase. Any infringement claims and related litigation could be time-consuming and disruptive to our ability to generate revenues or enter into new market opportunities and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the intellectual property rights or rework our products to avoid infringement of third-party rights. Typically, our agreements with our partners and customers contain provisions that require us to indemnify them for damages sustained by them as a result of any infringement claims involving our products. Any of the foregoing infringement claims and related litigation could have a material adverse impact on our business and operating results as well as on our ability to generate future revenues and profits.
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
Risks associated with the evolving use of the Internet, including changing standards, competition and regulation and associated compliance efforts, may adversely impact our business
The use of the Internet as a vehicle for electronic data interchange (EDI) and related services currently raises numerous issues, including those relating to reliability, data security, data integrity and rapidly evolving standards. New competitors, including media, software vendors and telecommunications companies, offer products and services that utilize the Internet in competition with our products and services, which may be less expensive or process transactions and data faster and more efficiently. Internet-based commerce is subject to increasing regulation by Canadian, U.S. federal and state and foreign governments, including in the areas of data privacy and breaches and taxation. Laws and regulations relating to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for Internet-based solutions and restricting our ability to store, process, analyze and share data through the Internet. Although we believe that the Internet will continue to provide opportunities to expand the use of our products and services, we cannot guarantee that our efforts to capitalize on these opportunities will be successful or that increased usage of the Internet for business integration products and services, increased competition or heightened regulation will not adversely affect our business, results of operations and financial condition.
Business disruptions, including those arising from disasters or other catastrophic events, may adversely affect our operations
Our business and operations are highly automated, and a disruption or failure of our systems may delay our ability to complete sales and to provide services. Business disruptions can be caused by several factors, including climate change, natural disasters, terrorist attacks, power loss, telecommunications and system failures, computer viruses, physical attacks and cyber-attacks. A major disaster or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, including our cloud services, could severely affect our ability to conduct normal business operations. We operate data centers in various locations around the world and although we have redundancy capability built into our disaster recovery plan, we cannot ensure that our systems and data centers will remain fully operational during and immediately after a disaster or disruption. We also rely on third parties that provide critical services in our operations and despite our diligence around their disaster recovery processes, we cannot provide assurances as to whether these third-party service providers can maintain operations during a disaster or disruption. Furthermore, global climate change may aggravate natural disasters and increase severe weather events that affect our business operations, thereby compelling us to build additional resiliency in order to mitigate their impact. Any business disruption could negatively affect our business, operating results or financial condition.
Unauthorized disclosures, cyber-attacks and breaches of data security may adversely affect our operations
Most of the jurisdictions in which we operate have laws and regulations relating to data privacy, security and protection of information. We have certain measures to protect our information systems against unauthorized access and disclosure of personal information and of our confidential information and confidential information belonging to our customers. We have policies and procedures in place dealing with data security and records retention. However, there is no assurance that the security measures we have put in place will be effective in every case. Breaches in security could result in a negative impact for us and for our customers, adversely affecting our and our customers' businesses, assets, revenues, brands and reputations and resulting in penalties, fines, litigation, regulatory proceedings, regulatory investigations, increase insurance premiums, remediation efforts, indemnification expenditures, lost revenues and/or other potential liabilities, in each case depending on the nature of the information disclosed. Security breaches could also affect our relations with our customers, damage our reputation and harm our ability to keep existing customers and to attract new customers. Some jurisdictions, including all U.S. states and the European Union (EU), have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, and in some cases our agreements with certain customers require us to notify them in the event of a data security incident. Such mandatory disclosures could lead to negative publicity and may cause our current and prospective customers to lose confidence in the effectiveness of our data security measures. These circumstances could also result in adverse impact on the market price of our Common Shares. These risks to our business may increase as we expand the number of web-based and cloud-based products and services we offer and as we increase the number of countries in which we operate.
In particular, in connection with COVID-19, there has been a spike in cybers-attacks as shelter in place orders and work from home measures have led businesses to increase reliance on virtual environments and communications systems, which have been subjected to increasing third-party vulnerabilities and security risks. Malicious hackers may attempt to gain access to our network or data centers; steal proprietary information related to our business, products, employees and customers; or interrupt our systems and services or those of our customers or others. Although we monitor our networks and continue to enhance our security protections, hackers are increasingly more sophisticated and aggressive, and our efforts may be inadequate to prevent all incidents of data breach or theft. Furthermore, it is possible that the risk of cyber-attacks and other data security breaches or thefts to us or our customers may increase due to global geo-political uncertainty.
In addition, if data security is compromised, this could materially and adversely affect our operating results given that we have customers that use our systems to store and exchange large volumes of proprietary and confidential information and the security and reliability of our services are of significant importance to these customers. We have experienced attempts by third parties to identify and exploit product and services vulnerabilities, penetrate or bypass our security measures and gain unauthorized access to our or our customers’ or service providers’ cloud offerings and other products and systems. If our products or systems, or the products or systems of third-party service providers on whom we rely, are attacked or accessed by unauthorized parties, it could lead to major disruption or denial of service and access to or loss, modification or theft of our and our customers' data, which may require us to spend material resources on correcting the breach and indemnifying the relevant parties and/or on litigation, regulatory investigations, regulatory proceedings, increased insurance premiums, lost revenues, penalties, fines and/or other potential liabilities. Our efforts to protect against cyber-attacks and data breaches, including increased risks associated with work from home measures, may not be sufficient to prevent such incidents, which could have material adverse effects on our reputation, business, operating results and financial condition.

Our success depends on our relationships with strategic partners, distributors and third-party service providers and any reduction in the sales efforts by distributors, cooperative efforts from our partners or service from third party providers could materially impact our revenues
We rely on close cooperation with strategic partners for sales and software product development as well as for the optimization of opportunities that arise in our competitive environment. A portion of our license revenues is derived from the licensing of our software products through third parties. Also, a portion of our service revenues may be impacted by the level of service provided by third party service providers relating to Internet, telecommunications and power services. Our success will depend, in part, upon our ability to maintain access to and grow existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing distributors or develop a sufficient number of future distributors. Distributors may also give higher priority to the licensing or sale of software products and services other than ours (which could include competitors' products and services) or may not devote sufficient resources to marketing our software products and services. The performance of third party distributors and third party service providers is largely outside of our control, and we are unable to predict the extent to which these distributors and service providers will be successful in either marketing and licensing or selling our software products and services or providing adequate Internet, telecommunication and power services so that disruptions and outages are not experienced by our customers. A reduction in strategic partner cooperation or sales efforts, a decline in the number of distributors, a decision by our distributors to discontinue the licensing of our software products or a decline or disruption in third party services could cause users and the general public to perceive our software products and services as inferior and could materially reduce our revenues. In addition, our financial results could be materially adversely affected if the financial condition of our distributors or third-party service providers were to weaken. Some of our distributors and third-party service providers may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends.
The loss of licenses to resell or use third-party software or the lack of support or enhancement of such software could adversely affect our business
We currently depend upon a limited number of third-party software products. If such software products were not available, we might experience delays or increased costs in the development of our own software products. For a limited number of our product modules, we rely on software products that we license from third parties, including software that is integrated with internally developed software and which is used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms and the related software may not continue to be appropriately supported, maintained or enhanced by the licensors. The loss by us of the license to use, or the inability by licensors to support, maintain or enhance any such software, could result in increased costs, lost revenues or delays until equivalent software is internally developed or licensed from another third party and integrated with our software. Such increased costs, lost revenues or delays could adversely affect our business. For example, with the recent acquisition of Zix, we extended our partnership with Microsoft by becoming one of their nine authorized Cloud Solutions Providers in North America. If our key partners were to terminate our relationship, make an adverse change in their reseller program, change their product offerings or experience a major cyber-attack or similar event, it could reduce our revenues and adversely affect our business.
Current and future competitors could have a significant impact on our ability to generate future revenues and profits
The markets for our software products and services are intensely competitive and are subject to rapid technological change and other pressures created by changes in our industry. The convergence of many technologies has resulted in unforeseen competitors arising from companies that were traditionally not viewed as threats to our market position. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens and as additional companies enter our markets, including those competitors who offer solutions similar to ours, but offer it through a different form of delivery. Numerous releases of competitive products have occurred in recent history and are expected to continue in the future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors: (i) develop technologies that are perceived to be substantially equivalent or superior to our technologies; (ii) introduce new competitive products or services; (iii) add new functionality to existing products and services; (iv) acquire competitive products and services; (v) reduce prices; or (vi) form strategic alliances or cooperative relationships with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increasing bargaining power by the consumers of our software products and services, we would need to lower the prices we charge for the products and services we offer. This could result in lower revenues or reduced margins, either of which may materially adversely affect our business and operating results. Moreover, our competitors may affect our business by entering into exclusive arrangements with our existing or potential customers, distributors or third-party service providers. Additionally, if prospective consumers choose methods of Information Management delivery different from that which we offer, our business and operating results could also be materially adversely affected.

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
If our customers cancel or fail to renew their service contracts or fail to purchase additional services or products, then our revenues could decrease, and our operating results could be materially adversely affected. Factors influencing such contract terminations and failure to purchase additional services or products could include changes in the financial circumstances of our customers, including as a result of any potential recession, dissatisfaction with our products or services, our retirement or lack of support for our legacy products and services, our customers selecting or building alternate technologies to replace our products or services, the cost of our products and services as compared to the cost of products and services offered by our competitors, acceptance of future price increases by us, including due to inflationary pressures, our ability to attract, hire and maintain qualified personnel to meet customer needs, consolidating activities in the market, changes in our customers’ business or in regulation impacting our customers’ business that may no longer necessitate the use of our products or services, general economic or market conditions, or other reasons. Further, our customers could delay or terminate implementations or use of our services and products or be reluctant to migrate to new products. Such customers will not generate the revenues we may have expected within the anticipated timelines, or at all, and may be less likely to invest in additional services or products from us in the future. We may not be able to adjust our expense levels quickly enough to account for any such revenue losses.
Consolidation in the industry, particularly by large, well-capitalized companies, could place pressure on our operating margins which could, in turn, have a material adverse effect on our business
Acquisitions by large, well-capitalized technology companies have changed the marketplace for our software products and services by replacing competitors that are comparable in size to our Company with companies that have more resources at their disposal to compete with us in the marketplace. In addition, other large corporations with considerable financial resources either have products and/or services that compete with our software products and services or have the ability to encroach on our competitive position within our marketplace. These companies have considerable financial resources, channel influence and broad geographic reach; thus, they can engage in competition with our software products and services on the basis of price, marketing, services or support. They also have the ability to introduce items that compete with our maturing software products and services. The threat posed by larger competitors and their ability to use their better economies of scale to sell competing products and/or services at a lower cost may materially reduce the profit margins we earn on the software products and services we provide to the marketplace. Any material reduction in our profit margin may have a material adverse effect on the operations or finances of our business, which could hinder our ability to raise capital in the public markets at opportune times for strategic acquisitions or for general operational purposes, which may then, in turn, prevent effective strategic growth or improved economies of scale or put us at a disadvantage to our better capitalized competitors.

We may be unable to maintain or expand our base of SMB and consumer customers, which could adversely affect our anticipated future growth and operating results
With the acquisitions of Carbonite and Zix, we have expanded our presence in the SMB market as well as the consumer market. Expanding in this market may require substantial resources and increased marketing efforts, different to what we are accustomed to historically. If we are unable to market and sell our solutions to the SMB market and consumers with competitive pricing and in a cost-effective manner, it may harm our ability to grow our revenues and adversely affect our results of operations. In addition, SMBs frequently have limited budgets and are more likely to be significantly affected by economic downturns than larger, more established companies. As such, SMBs may choose to spend funds on items other than our solutions, particularly during difficult economic times, which may hurt our projected revenues, business financial condition and results of operations.
Our sales to government clients expose us to business volatility and risks, including government budgeting cycles and appropriations, early termination, audits, investigations, sanctions and penalties
We derive revenues from contracts with U.S. and Canadian federal, state, provincial and local governments and other foreign governments and their respective agencies, which may terminate most of these contracts at any time, without cause. There is increased pressure on governments and their agencies, both domestically and internationally, to reduce spending. Further, our U.S. federal government contracts are subject to the approval of appropriations made by the U.S. Congress to fund the expenditures under these contracts. Similarly, our contracts with U.S. state and local governments, Canadian federal, provincial and local governments and other foreign governments and their agencies are generally subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations that could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.
Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine conflict, has affected and may continue to affect our business
Geopolitical instability, political unrest, war and other global conflicts may result in adverse effects on macroeconomic conditions, including volatility in financial markets, adverse changes in trade policies, inflation, higher interest rates, direct and indirect supply chain disruptions, increased cybersecurity threats and fluctuations in foreign currency. These events may also impact our decision or limit our ability to conduct business in certain areas or with certain entities. For example, in response to the Russia-Ukraine conflict, we have ceased all direct business in Russia and Belarus and with known Russian-owned companies. Sanctions and export controls have also been imposed by the United States, Canada and other countries in connection with Russia's military actions in Ukraine, including restrictions on selling or exporting goods, services or technology to certain regions, and travel bans and asset freezes impacting political, military, business and financial organizations and individuals in or connected with Russia. To support certain of our cloud customers headquartered in the United States or allied countries that rely on our network to manage their global business (including their business in Russia), we have allowed nonetheless these customers to continue to use our services to the extent that it can be done in strict compliance with all applicable sanctions and export controls. However, as the situation develops and the regulatory environment continues to evolve, we may adjust our business practices as required by applicable rules and regulations. Our compliance with sanctions and export controls could impact the fulfillment of certain contracts with customers and partners doing business in these affected areas and future revenue streams from impacted parties and certain countries. While we do not expect our decision to cease all direct business in Russia and Belarus and with known Russian-owned companies to have a material adverse effect on our overall business, results of operations or financial condition, it is not possible to predict the broader consequences of this conflict or other conflicts, which could include sanctions, embargoes, regional instability, changes to regional trade ecosystems, geopolitical shifts and adverse effects on the global economy, on our business and operations as well as those of our customers, partners and third party service providers.
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
The spread of COVID-19 and resulting tight government controls and travel bans implemented around the world, such as declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations, have caused disruption to global supply chains and economic activity. The spread of COVID-19 has had and is continuing to have an adverse impact on the global economy, the severity and duration of which is difficult to predict and has adversely affected and may continue to further adversely affect our financial performance, as well as our ability to successfully execute our business strategies and initiatives, including by negatively impacting the demand for our products and services, restricting our sales operations and marketing efforts, disrupting the supply chain of hardware needed to operate our SaaS offerings or run our business and disrupting our ability to conduct product development and other important business activities. While the restrictions and limitations noted above have and may continue to be relaxed or rolled back if COVID-19 abates and vaccination rates increase, COVID-19 cases (including the emergence and spread of more transmissible variants) continue to surge in certain parts of the world, including the U.S., and such restrictions and limitations may be reinstated as the pandemic continues to evolve, including as a result of the impact of variants, and in response to actual or potential resurgences. The scope and timing of any such reinstatement are difficult to predict and may materially affect our operations in the future. We are continuing to focus on the safety and protection of our employees and our customers by conducting business with modifications to employee travel, employee work locations and virtualization or cancellation of certain sales and marketing events, among other modifications. To mitigate anticipated negative financial and operational impacts of COVID-19, we made a strategic decision to move towards a significant work from home model and we implemented certain restructuring activities to streamline our operations and significantly reduce our real estate footprint around the world.
In addition, as many local governments and officials have started lifting pandemic restrictions in accordance with the guidance of public health experts, in July 2022 we implemented a Flex-Office program in which a majority of our employees work a portion of their time in the office and a portion remotely. The transition to a flexible workforce may subject us to further operational challenges and risks, which may adversely affect our business, operations or financial performance. For more information regarding the impact of the Flex-Office program, see “We have implemented a Flex-Office program, which will subject us to certain operational challenges and risks.”
We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers and shareholders. The extent of the adverse impact of the pandemic on the global economy and markets will depend, in part, on the length and severity of the measures taken to limit the spread of the virus, including the distribution and effectiveness of vaccines and treatments, and, in part, on the size, effectiveness and duration of the compensating measures taken by governments and monetary authorities. To the extent the COVID-19 pandemic continues to adversely affect the global economy, and/or adversely affects our business, operations or financial performance, it may also have the effect of increasing the likelihood and/or magnitude of other risks described herein, including those risks related to market, credit, geopolitical and business operations and cybersecurity, or risks described in our other filings with the SEC and the applicable Canadian securities regulatory authorities. In addition, the COVID-19 pandemic may also affect our business, operations or financial performance in a manner that is not presently known to us. We are closely monitoring the potential adverse effects and impact on our operations, businesses and financial performance, including liquidity and capital usage, though the extent of the impact is difficult to fully predict at this time due to the rapid and continuing evolution of this uncertain situation.
The impact of the COVID-19 pandemic continues to create significant uncertainty in the global economy and for our business, operations and financial performance
The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States and globally. The global spread of COVID-19 has been, and continues to be, complex and rapidly evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as travel restrictions and bans, social distancing, quarantine or shelter-in-place directives, limitations on the size of gatherings and closures of non-essential businesses. These restrictions have disrupted and may continue to disrupt economic activity, resulting in reduced commercial and consumer confidence and spending, increased unemployment, closure or restricted operating conditions for businesses, inflation, volatility in the global economy, instability in the credit and financial markets, labour shortages, regulatory recommendations to provide relief for impacted consumers and disruption in supply chains.
The extent to which the COVID-19 pandemic impacts our business, operations and financial performance is highly uncertain and will depend on numerous evolving factors that we may not be able to accurately predict or assess, including, but not limited to, the severity, extent and duration of the pandemic or any resurgences in the future, any economic recession, the distribution and effectiveness of vaccines and treatments, and the continued governmental, business and individual actions taken in response to the pandemic. Impacts related to the COVID-19 pandemic are expected to continue to pose risks to our business for the foreseeable future, may heighten many of the risks and uncertainties identified herein, and could have a material adverse impact on our business, operations or financial performance in a manner that is difficult to predict.

The restructuring of our operations, including steps taken to mitigate the anticipated negative impact of the COVID-19 pandemic, may be ineffective and may adversely affect our business and our finances, and we may incur additional restructuring charges in connection with such actions
We often undertake initiatives to restructure or streamline our operations, particularly during the period post-acquisition, as well as in response to the COVID-19 pandemic and as part of our return to office planning. We may incur costs associated with implementing a restructuring initiative beyond the amount contemplated when we first developed the initiative, and these increased costs may be substantial. Additionally, such costs would adversely impact our results of operations for the periods in which those adjustments are made. We will continue to evaluate our operations and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations, the decision to terminate products or services that are not valued by our customers or adjusting our workforce. Any failure to successfully execute these initiatives on a timely basis may have a material adverse effect on our business, operating results and financial condition.
In particular, in order to mitigate anticipated negative financial and operational impacts of COVID-19, we implemented certain cost cutting measures. This included our COVID-19 Restructuring Plan, which involved a move towards a significant work from home model and a reduction in our real estate footprint around the world. Further, as part of our return to office planning, during the third quarter of Fiscal 2022, we made a strategic decision to implement restructuring activities to streamline our operations and further reduce our real estate footprint around the world (Fiscal 2022 Restructuring Plan). Such steps to reduce costs, and further changes we may make in the future, may negatively impact our business, operations and financial performance in a manner that is difficult to predict.
For more information on our COVID-19 Restructuring Plan and our Fiscal 2022 Restructuring Plan, see Note 18 “Special Charges (Recoveries)” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
We have implemented a Flex-Office program, which will subject us to certain operational challenges and risks
In response to the COVID-19 pandemic, our employees shifted from in-person to remote work. As many local governments and officials have started lifting pandemic restrictions in accordance with the guidance of public health experts, in July 2022 we implemented a Flex-Office program in which a majority of our employees work a portion of their time in the office and a portion remotely. As a result, we expect to continue to be subject to the challenges and risks of having a remote work environment, as well as new operational challenges and risks from having a flexible workforce.
For example, employing a remote work environment could affect employee productivity, including due to a lower level of employee oversight, distractions caused by the pandemic and its impact on daily life, health conditions or illnesses, disruptions due to caregiving or childcare obligations or slower or unreliable Internet access. OpenText systems, client, vendor and/or borrower data may be subject to additional risks presented by increased cyber-attacks and phishing activities targeting employees, vendors, third party service providers and counterparties in transactions, the possibility of attacks on OpenText systems or systems of employees working remotely as well as by decreased physical supervision. In addition, we may rely, in part, on third-party service providers to assist us in managing monitoring and otherwise carrying out aspects of our business and operations, and COVID-19 may affect their ability to devote sufficient time and resources to perform work for the Company. Such events may result in a period of business disruption or reduced operations, which could materially affect our business, financial condition and results of operations. While our controls prior to the onset of the COVID-19 pandemic were not specifically designed to operate in a home environment, we believe that established internal controls over financial reporting continue to address all identified risk areas.
The transition to a flexible workforce may also subject us to other operational challenges and risks. For example, our shift to a Flex-Office program may adversely affect our ability to recruit and retain personnel who prefer a fully remote or fully in-person work environment. Operating our business with both remote and in-person workers, or workers who work on flexible schedules, could have a negative impact on our corporate culture, decrease the ability of our employees to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect employee morale. In addition, we have incurred costs related to our return to office planning and the transition to a flexible workforce, including due to reducing our real estate footprint around the world. If we are unable to effectively transition to a flexible workforce, including due to potential future surges of COVID-19 causing reinstatements of governmental restrictions and/or other similar limitations, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and employee morale, our financial condition and operating results may be adversely impacted.
For more information regarding the impact of COVID-19 on our cybersecurity, see “Business disruptions, including those arising from disasters or other catastrophic events, may adversely affect our operations.”

We must continue to manage our internal resources during periods of company growth, or our operating results could be adversely affected
The Information Management market in which we compete continues to evolve at a rapid pace. However, there is significant uncertainty on growth from the impact of the COVID-19 pandemic. Moreover, we have grown significantly through acquisitions in the past and expect to continue to review acquisition opportunities as a means of increasing the size and scope of our business. Our growth, coupled with the rapid evolution of our markets, has placed, and will continue to place, significant strains on our administrative and operational resources and increased demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations. In addition, our management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully implement our operational and competitive strategy. If we are unable to manage growth effectively, our operating results will likely suffer, which may, in turn, adversely affect our business.
If we lose the services of our executive officers or other key employees or if we are not able to attract or retain top employees, our business could be significantly harmed
Our performance is substantially dependent on the performance of our executive officers and key employees and there is a risk that we could lose their services, including due to the illness of executive officers and key employees from COVID-19. We do not maintain “key person” life insurance policies on any of our employees. Our success is also highly dependent on our continuing ability to identify, hire, train, retain and motivate highly qualified management, technical, sales and marketing personnel. In particular, the recruitment and retention of top research developers and experienced salespeople, particularly those with specialized knowledge, remains critical to our success, including providing consistent and uninterrupted service to our customers. Competition for such people is intense, substantial and continuous, and we may not be able to attract, integrate or retain highly qualified technical, sales or managerial personnel in the future. In our effort to attract and retain critical personnel, and in responding to inflationary wage pressure, we may experience increased compensation costs that are not offset by either improved productivity or higher prices for our software products or services. In addition, the loss of the services of any of our executive officers or other key employees could significantly harm our business, operating results and financial condition.
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
Increased attention from shareholders, customers and other key relationships regarding our ESG practices could impact our business activities, financial performance and reputation
Shareholders, customers and other key relationships are placing a greater emphasis on ESG factors when evaluating companies for business and investment opportunities. We actively manage a broad range of ESG matters and annually publish a Corporate Citizenship Report regarding our policies and practices on a variety of ESG matters, including our: governance framework; community involvement; ED&I initiatives; employee health and safety; targets regarding greenhouse gas emissions, waste diversion and energy consumption; and practices relating to data privacy and information security. Our approach to and disclosure of ESG matters may result in increased attention from our shareholders, customers, employees, partners and suppliers, and such key relationships may not be satisfied with our approach to ESG as compared to their expectations and standards, which continue to evolve. Additionally, third-party organizations evaluate our approach to ESG, and an unfavorable rating from such organizations could lead to negative investor sentiment and reduced demand for our securities. See “Changes in the market price of our Common Shares and credit ratings of our outstanding debt securities could lead to losses for shareholders and debt holders.”
The Company has disclosed the OpenText Zero-In Initiative, where we have committed to: (1) science-based GHG emissions target of 50% reduction by 2030, and net zero GHG emissions by 2040; (2) zero waste from operations by 2030; and

(3) by 2030, a majority ethnically diverse staff, with 50/50 representation in key roles and 40% women in leadership positions at all management levels. Achieving our targets and ongoing compliance with evolving laws and regulatory requirements may cause us to reconfigure facilities and operations or adjust our existing processes. This could result in significant unexpected expenses, changes in our relationships with certain strategic partners, distributors and third-party service providers, loss of revenue and business disruption. We may not meet our goals which would have adverse effects on our reputation, business, operating results and financial condition.
Further, we may incur additional costs and require additional resources to be able to collect reliable emissions and waste data (in part, due to unavailable third-party data or inconsistent industry standards on the measurement of certain data), measure our performance against our targets and adjust our disclosure in line with market expectations. We may also incur additional compliance costs under evolving ESG-related regulations across the world, including in the EU, the U.S. and Canada. If we fail to meet our ESG targets or other ESG criteria set by third parties on a timely basis, or at all, or fail to respond to any perceived ESG concerns, our business activities, financial performance and reputation may be adversely affected.
Risks Related to Acquisitions
Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results
The growth of our Company through the successful acquisition and integration of complementary businesses is a critical component of our corporate strategy. As a result of the continually evolving marketplace in which we operate, we regularly evaluate acquisition opportunities and at any time may be in various stages of discussions with respect to such opportunities. We plan to continue to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy and disciplined financial management. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of solutions, as well as to add new solutions to our portfolio. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; and (iv) diversion of management's attention from other business concerns. Moreover, these transactions could involve: (i) substantial investment of funds or financings by issuance of debt or equity or equity-related securities; (ii) substantial investment with respect to technology transfers and operational integration; and (iii) the acquisition or disposition of product lines or businesses. Also, such activities could result in charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance or assumption of debt, which could have a negative impact on the credit ratings of our outstanding debt securities or the market price of our Common Shares. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our Company. Any such activity may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. In addition, while we conduct due diligence prior to consummating an acquisition, joint venture or business collaboration, such diligence may not identify all material issues associated with such activities. We may also experience unanticipated difficulties identifying suitable or attractive acquisition candidates that are available for purchase at reasonable prices. Even if we are able to identify such candidates, we may be unable to consummate an acquisition on suitable terms or in the face of competition from other bidders. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability: (i) to take advantage of growth opportunities for our business or for our products and services, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results and financial condition. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges associated with any acquisition or investment activity, may materially adversely impact our results of operations and financial condition which, in turn, may have a material adverse effect on the market price of our Common Shares or credit ratings of our outstanding debt securities.
We may be unable to successfully integrate acquired businesses or do so within the intended timeframes, which could have an adverse effect on our financial condition, results of operations and business prospects
Our ability to realize the anticipated benefits of acquired businesses will depend, in part, on our ability to successfully and efficiently integrate acquired businesses and operations with our own. The integration of acquired businesses with our existing business will be complex, costly and time-consuming, and may result in additional demands on our resources, systems, procedures and controls, disruption of our ongoing business and diversion of management’s attention from other business concerns. Although we cannot be certain of the degree and scope of operational and integration problems that may arise, the difficulties and risks associated with the integration of acquired businesses may include, among others:
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
We may fail to realize all of the anticipated benefits of any acquisitions, including our acquisition of Zix, or those benefits may take longer to realize than expected
We may be required to devote significant management attention and resources to integrating the business practices and operations of our acquisitions, including the acquisition of Zix. As we integrate our acquisitions, we may experience disruptions to our business and, if implemented ineffectively, it could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of any acquisition could cause an interruption of, or loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.
Furthermore, as we integrate our acquisitions, including Zix, it may result in material unanticipated problems, expenses, charges, liabilities, competitive responses, loss of customers and other business relationships, and diversion of management’s attention. Additional integration challenges may include:
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
Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting, cybersecurity and compliance with data privacy laws that are weaker than or otherwise not in conformity with ours
We have a history of acquiring complementary businesses of varying size and organizational complexity and we may continue to engage in such acquisitions. Upon consummating an acquisition, we seek to implement our disclosure controls and procedures, our internal controls over financial reporting as well as procedures relating to cybersecurity and compliance with data privacy laws and regulations at the acquired company as promptly as possible. Depending upon the nature and scale of the business acquired, the implementation of our disclosure controls and procedures as well as the implementation of our internal controls over financial reporting at an acquired company may be a lengthy process and may divert our attention from other business operations. Our integration efforts may periodically expose deficiencies in the disclosure controls and procedures and internal controls over financial reporting as well as procedures relating to cybersecurity and compliance with data privacy laws and regulations of an acquired company that were not identified in our due diligence undertaken prior to consummating the acquisition; contractual protections intended to protect against any such deficiencies may not fully eliminate all related risks. If such deficiencies exist, we may not be in a position to comply with our periodic reporting requirements and, as a result, our business and financial condition may be materially harmed. Refer to Item 9A “Controls and Procedures”, included elsewhere in this Annual Report on Form 10-K, for details on our internal controls over financial reporting for recent acquisitions.
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
For more information on tax audits to which we are subject, see Note 14 “Guarantees and Contingencies” and Note 15 “Income Taxes” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
As part of the ongoing audit of our Canadian tax returns by the Canada Revenue Agency (CRA), we have received notices of, and are appealing, reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, and the CRA is auditing Fiscal 2017. An adverse outcome of these ongoing audits could have a material adverse effect on our financial position and results of operations
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2022, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $75 million. As of June 30, 2022, we have provisionally paid approximately $34 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on the Consolidated Balance Sheets as of June 30, 2022.
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
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 (including any penalties) are without merit, and we are continuing to contest these reassessments. On June 30, 2022, we filed a notice of appeal with the Tax Court of Canada seeking to reverse all such reassessments (including any penalties) in full.
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
The CRA has also audited Fiscal 2017 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. In conjunction with the Fiscal 2017 audit, the CRA issued a proposal letter dated April 7, 2021 (Proposal Letter) indicating to us that it proposes to reassess our Fiscal 2017 tax year to reduce the depreciable basis of these assets. We have made extensive submissions in support of our position. CRA’s position for Fiscal 2017 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. On January 27, 2022, the CRA issued a notice of reassessment in respect of Fiscal 2017 on the basis of its position set forth in the Proposal Letter. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and intend to vigorously defend our original filing position, We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2024 while the matter is in dispute.
We will continue to vigorously contest the adjustments to our taxable income and any penalty and interest assessments, as well as any reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Annual Report on Form 10-K, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Consolidated Financial Statements. The CRA is currently in preliminary stages of auditing Fiscal 2018 and Fiscal 2019.
For further details on these and other tax audits to which we are subject, see Note 14 “Guarantees and Contingencies” and Note 15 “Income Taxes” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, may adversely impact our business
Our business depends on the processing of personal data, including data transfer between our affiliated entities, to and from our business partners and customers, and with third-party service providers. The laws and regulations relating to personal data are constantly evolving, as federal, state and foreign governments continue to adopt new measures addressing data privacy and processing (including collection, storage, transfer, disposal and use) of personal data. Moreover, the interpretation and application of many existing or recently enacted privacy and data protection laws and regulations in the EU, United Kingdom, the U.S. and elsewhere are uncertain and fluid, and it is possible that such laws and regulations may be interpreted or applied in a manner that is inconsistent with our existing data management practices or the features of our products and services. Any such new laws or regulations, any changes to existing laws and regulations and any such interpretation or application may affect demand for our products and services, impact our ability to effectively transfer data across borders in support of our business operations or increase the cost of providing our products and services. Additionally, any actual or perceived breach of such laws or regulations may subject us to claims and may lead to administrative, civil or criminal liability, as well as reputational harm to our Company and our employees. We could also be required to fundamentally change our business activities and practices, or modify our products and services, which could have an adverse effect on our business.
In the U.S., various laws and regulations apply to the collection, processing, transfer, disposal, unauthorized disclosure and security of personal data. For example, data protection laws passed by all states within the U.S. require notification to users when there is a security breach for personal data. Additionally, the Federal Trade Commission (FTC) and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, transfer and security of data. The U.S. Congress and state legislatures, along with federal regulatory authorities, have recently increased their attention to matters concerning personal data, and this has and may continue to result in new legislation which could increase the cost of compliance. For example, the California Consumer Privacy Act of 2018 (CCPA) came into effect on January 1, 2020. The CCPA requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to access and request deletion of their data and opt out of certain data sharing with third parties and provides a new private right of action for data breaches. Violations of the CCPA are enforced by the California Attorney General with sizeable civil penalties, particularly for violations that impact large numbers of consumers. Further, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (CPRA), which significantly modifies the CCPA with additional data privacy compliance requirements, expands consumers' rights with respect to certain sensitive personal information and establishes a regulatory agency dedicated to enforcing the requirements of the CCPA and CPRA. It remains unclear how various provisions of the

CCPA and CPRA will be interpreted and enforced when CPRA comes into effect in most material respects on January 1, 2023. Virginia, Colorado, Utah and Connecticut have similarly passed broad laws relating to privacy, data protection and information security, further complicating our privacy compliance obligations through the introduction of increasingly disparate requirements across the various U.S. jurisdictions in which we operate. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us or our clients.
Some of our operations are subject to the EU’s General Data Protection Regulation (the EU GDPR), which took effect from May 25, 2018, the General Data Protection Regulation as it forms part of retained EU law in the United Kingdom by virtue of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations 2019 (SI 2019/419) (the UK GDPR, and together with the EU GDPR, the GDPR), and the UK Data Protection Act 2018. The GDPR imposes a number of obligations for subject companies, and we will need to continue dedicating financial resources and management time to GDPR compliance. The GDPR enhances the obligations placed on companies that control or process personal data including, for example, expanded disclosures about how personal data is to be used, mechanisms for obtaining consent from data subjects, controls for data subjects with respect to their personal data (including by enabling them to exercise rights to erasure and data portability), limitations on retention of personal data and mandatory data breach notifications. Additionally, the GDPR places companies under obligations relating to data transfers and the security of the personal data they process. The GDPR provides that supervisory authorities in the EU and the United Kingdom may impose administrative fines for certain infringements of the GDPR of up to EUR 20,000,000 under the EU GDPR (or GBP 17,500,000 under the UK GDPR), or 4% of an undertaking’s total, worldwide, annual turnover of the preceding financial year, whichever is higher. Individuals who have suffered damage as a result of a subject company’s non-compliance with the GDPR also have the right to seek compensation from such company. Given the breadth of the GDPR, compliance with its requirements is likely to continue to require significant expenditure of resources on an ongoing basis, and there can be no assurance that the measures we have taken for the purposes of compliance will be successful in preventing violation of the GDPR. Given the potential fines, liabilities and damage to our reputation in the event of an actual or perceived violation of the GDPR, such a violation may have a material adverse effect on our business and operations.
In addition, the GDPR restricts transfers of personal data outside of the European Economical Area (EEA) and the United Kingdom to third countries deemed to lack adequate privacy protections unless an appropriate safeguard is implemented. In light of the July 2020 decision of the Court of Justice of the European Union in Data Protection Commissioner vs Facebook Ireland Limited and Maximillian Schrems (C-311/118) (Schrems II) invalidating the EU-U.S. Privacy Shield Framework, there is potential uncertainty with respect to the legality of certain transfers of personal data from the European Economic Area (EEA) and the United Kingdom to so-called “third countries” outside the EEA, including the U.S. and Canada. In addition to the increased legal risk in the event of any such transfers, additional costs might also need to be incurred in order to implement necessary safeguards to comply with GDPR. While the Court of Justice of the European Union upheld the adequacy of the old standard contractual clauses (SCCs), a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. In June 2021, the European Commission issued new SCCs that must be used for relevant new data transfers, and existing SCCs must be migrated to the new SCCs by December 27, 2022. At the same time, the United Kingdom’s Information Commissioner’s Office released two new agreements governing international data transfers out of the United Kingdom that can be used from March 21, 2022: the International Data Transfer Agreement (IDTA) and the Data Transfer Addendum (Addendum). All existing contracts and any new contracts signed before September 21, 2022 can continue to use the old SCCs until March 21, 2024, after which the old SCCs must be replaced by either the IDTA or the Addendum in conjunction with the new SCCs. All contracts signed after September 21, 2022 must use either the IDTA or the Addendum in conjunction with the new SCCs. Additionally, on March 25, 2022, the U.S. and European Commission announced that they had agreed in principle to a new “Trans-Atlantic Data Privacy Framework” to enable trans-Atlantic data flows and address the concerns raised in the Schrems II decision.
Outside of the U.S., the EU and the United Kingdom, many jurisdictions have adopted or are adopting new data privacy laws that may impose further onerous compliance requirements, such as data localization, which prohibits companies from storing and/or processing outside the jurisdiction data relating to resident individuals. The proliferation of such laws within the jurisdictions in which we operate may result in conflicting and contradictory requirements, particularly in relation to evolving technologies such as cloud computing. Any failure to successfully navigate the changing regulatory landscape could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, results of operations and financial condition.
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
For more information on our pension obligations, see Note 12 “Pension Plans and Other Post Retirement Benefits” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Transactional foreign currency gains (losses) are included in the Consolidated Statements of Income under the line item “Other income (expense) net.” See Item 8. Financial Statements and Supplementary Data. While we use derivative financial instruments to attempt to reduce our net exposure to currency exchange rate fluctuations, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could materially affect our financial results. These risks and their potential impacts may be exacerbated by the ongoing COVID-19 pandemic, the Russia-Ukraine conflict and any policy changes, including those resulting from trade and tariff disputes. See “The COVID-19 pandemic has and may continue to further negatively affect our business, operations and financial performance” and “Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine conflict, has affected and may continue to affect our business.”
Our indebtedness could limit our operations and opportunities
Our debt service obligations could have an adverse effect on our earnings and cash flows for as long as the indebtedness is outstanding, which could reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes.
As of June 30, 2022, our credit facilities consisted of a $1.0 billion term loan facility (Term Loan B) and a $750 million committed revolving credit facility (the Revolver). Borrowings under Term Loan B and the Revolver, if any, are or will be secured by a first charge over substantially all of our assets, which security interests may limit our financial flexibility.
Repayments made under Term Loan B are equal to 0.25% of the original principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. As of June 30, 2022, we had no outstanding balance under the Revolver. The terms of Term Loan B and the Revolver include customary restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests. These restrictive covenants include certain limitations on our ability to make investments, loans and acquisitions, incur additional debt, incur liens and encumbrances, consolidate, amalgamate or merge with any other person, dispose of assets, make certain restricted payments, including a limit on dividends on equity securities or payments to redeem, repurchase or retire equity securities or other indebtedness, engage in transactions with affiliates, materially alter the business we conduct, and enter into certain restrictive agreements. Term Loan B and the Revolver includes a financial covenant relating to a maximum consolidated net leverage ratio, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions. Our failure to comply with any of the covenants that are included in Term Loan B and the Revolver could result in a default under the terms thereof, which could permit the lenders thereunder to declare all or part of any outstanding borrowings to be immediately due and payable.
As of June 30, 2022, we also have $900 million in aggregate principal amount of 3.875% Senior Notes due 2028 (Senior Notes 2028), $850 million in aggregate principal amount of 3.875% Senior Notes due 2029 (Senior Notes 2029), $900 million in aggregate principal amount of 4.125% Senior Notes due 2030 (Senior Notes 2030) and $650 million in aggregate principal amount of our 4.125% senior unsecured notes due 2031 (Senior Notes 2031 and, together with the Senior Notes 2028, Senior Notes 2029 and Senior Notes 2030, the Senior Notes) outstanding, respectively issued in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Our failure to comply with any of the covenants that are included in the indentures governing the Senior Notes could result in a default under the terms thereof, which could result in all or a portion of the Senior Notes to be immediately due and payable.
Our Term Loan B and Revolver have variable rates of interest, which will increase our cost of borrowing during times of rising interest rates. Also, some of our variable rates of interest use London Inter-Bank Offered Rate (LIBOR) as a benchmark. After December 31, 2021, all CHF and EUR LIBOR settings, the one-week and two-month USD LIBOR settings and the overnight/spot next, one-week, two-month and twelve-month GBP and JPY LIBOR settings have ceased to be published and the remaining USD LIBOR settings will either cease to be provided by any administrator or no longer continue to be representative after June 30, 2023. As a result, any financial instruments or agreements using LIBOR as a benchmark interest rate may be adversely affected. This discontinuance of LIBOR may exacerbate the risk to us of increased interest rates, and our business, prospects, financial condition and results of operations could be materially adversely affected. Although our Term Loan B and Revolver include mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate in place of LIBOR, no assurance can be made that such alternative rate will perform in a manner similar to LIBOR and may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.
The risks discussed above would be increased to the extent that we engage in acquisitions that involve the incurrence of material additional debt, or the acquisition of businesses with material debt, and such incurrences or acquisitions could potentially negatively impact the ratings or outlook of the rating agencies on our outstanding debt securities and the market price of our common shares.
For more information on our indebtedness, see Note 11 “Long-Term Debt” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Risks Related to Ownership of our Common Stock
Our revenues and operating results are likely to fluctuate, which could materially impact the market price of our Common Shares
We experience significant fluctuations in revenues and operating results caused by many factors, including:
•Impact of the ongoing COVID-19 pandemic and actual or potential resurgences on our business and on general economic and business conditions, including any potential recession;
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
•Fluctuations in the value of our investments related to certain investment funds in which we are a limited partner:

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
•Changes in general economic and business conditions, including the impact of the COVID-19 pandemic and the resulting direct and indirect supply chain disruptions and global micro-chip shortages; and
•Changes in general political developments, international trade policies and policies taken to stimulate or to preserve national economies.
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
Changes in the market price of our Common Shares and credit ratings of our outstanding debt securities could lead to losses for shareholders and debt holders
The market price of our Common Shares and credit ratings of our outstanding debt securities are subject to fluctuations. Such fluctuations in market price or credit ratings may continue in response to: (i) quarterly and annual variations in operating results; (ii) announcements of technological innovations or new products or services that are relevant to our industry; (iii) changes in financial estimates by securities analysts; (iv) changes to the ratings or outlook of our outstanding debt securities by rating agencies; (v) impacts of the COVID-19 pandemic and related economic conditions or (vi) other events or factors. In addition, financial markets experience significant price and volume fluctuations that particularly affect the market prices of equity securities of many technology companies in particular due to concerns about increasing interest rates, rising inflation or any potential recession. These fluctuations have often resulted from the failure of such companies to meet market expectations in a particular quarter, and thus such fluctuations may or may not be related to the underlying operating performance of such companies. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our Common Shares or the credit ratings of our outstanding debt securities. Additionally, short sales, hedging and other derivative transactions in our Common Shares and technical factors in the public trading market for our Common Shares may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our Common Shares, access to margin debt, trading in options and other derivatives on our Common Shares and other technical trading factors. Occasionally, periods of volatility in the market price of a company's securities may lead to the institution of securities class action litigation against a company. If we are subject to such volatility in our market price, we may be the target of such securities litigation in the future. Such legal action could result in substantial costs to defend our interests and a diversion of management's attention and resources, each of which would have a material adverse effect on our business and operating results.
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
We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors
Our revenues and particularly our new software license revenues are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. Sales forecasts may be particularly inaccurate or unpredictable given the extraordinary nature of the COVID-19 pandemic. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. By reviewing the status of outstanding sales proposals to our customers and potential customers, we make an estimate as to when a customer will make a purchasing decision involving our software products. These estimates are aggregated periodically to make an estimate of our sales pipeline, which we use as a guide to plan our activities and make internal financial forecasts. Our sales pipeline is only an estimate and may be an unreliable predictor of actual sales activity, both in a particular quarter and over a longer period of time. Many factors may affect actual sales activity, such as weakened economic conditions, including as a result of any potential recession, which may cause our customers and potential customers to delay, reduce or cancel information technology-related purchasing decisions, our decision to increase prices in response to rising inflation, and the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms from us. If actual sales activity differs from our pipeline estimate, then we may have planned our activities and budgeted incorrectly, and this may adversely affect our business, operating results and financial condition. In addition, for newly acquired companies, we have limited ability to immediately predict how their pipelines will convert into sales or revenues following the acquisition and their conversion rate post-acquisition may be quite different from their historical conversion rate.
Our international operations expose us to business, political and economic risks that could cause our operating results to suffer
We intend to continue to make efforts to increase our international operations and anticipate that international sales will continue to account for a significant portion of our revenues. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, differences in business practices, compliance with domestic and foreign laws (including without limitation domestic and international import and export laws and regulations and the Foreign Corrupt Practices Act, including potential violations by acts of agents or other intermediaries), costs related to localizing products for foreign markets, costs related to translating and distributing software products in a timely manner, costs related to increased financial accounting and reporting burdens and complexities, longer sales and collection cycles for accounts receivables, failure of laws or courts to protect our intellectual property rights adequately, local competition, and economic or political instability and uncertainties, including inflation, recession, interest rate fluctuations and actual or anticipated military or geopolitical conflicts. International operations also tend to be subject to a longer sales and collection cycle. In addition, regulatory limitations regarding the repatriation of earnings may adversely affect the transfer of cash earned from international operations. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. Additionally, international earnings may be subject to taxation by more than one jurisdiction, which may materially adversely affect our effective tax rate. Also, international expansion may be difficult, time consuming and costly. These risks and their potential impacts may be exacerbated by the ongoing COVID-19 pandemic and the Russia-Ukraine conflict. See “The COVID-19 pandemic has and may continue to further negatively affect our business, operations and financial performance” and “Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine conflict, has affected and may continue to affect our business” As a result, if revenues from international operations do not offset the expenses of establishing and maintaining international operations, our business, operating results and financial condition will suffer.
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

Our operating results could be adversely affected by any weakening of economic conditions
Our overall performance depends in part on worldwide economic conditions. Certain economies have experienced periods of downturn as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment, volatility in commodity prices and worldwide stock markets, excessive government debt, disruptions to global trade or tariffs, inflation, higher interest rates and risks of recession. The severity and length of time that a downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery from such downturn, are unknown and are beyond our control. Recently, the COVID-19 pandemic, the Russia-Ukraine conflict, the inflationary environment, as well as any policy changes resulting from trade and tariff disputes, have raised additional concerns regarding economic uncertainties. Moreover, any instability in the global economy affects countries in different ways, at different times and with varying severity, which makes the impact to our business complex and unpredictable. During such downturns, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted, or conditions could result in reductions in the licensing of our software products and the sale of cloud and other services, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivables, slower adoption of new technologies and increased price competition. In addition, deterioration of the global credit markets could adversely impact our ability to complete licensing transactions and services transactions, including maintenance and support renewals. Any of these events, as well as a general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending, could delay or decrease our revenues and therefore have a material adverse effect on our business, operating results and financial condition. For more information regarding the impact of COVID-19 on our business and global economic conditions, see “The COVID-19 pandemic has and may continue to further negatively affect our business, operations and financial performance” and “The impact of the COVID-19 pandemic continues to create significant uncertainty in the global economy and for our business, operations and financial performance.”
Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against
Financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, material increases in LIBOR or other applicable interest rate benchmarks may increase the interest expense for our credit facilities such as our Term Loan B and the Revolver that have variable rates of interest, some of which use LIBOR as a benchmark. After December 31, 2021, all CHF and EUR LIBOR settings, the one-week and two-month USD LIBOR settings and the overnight/spot next, one-week, two-month and twelve-month GBP and JPY LIBOR settings have ceased to be published and the remaining USD LIBOR settings will either cease to be provided by any administrator or no longer continue to be representative after June 30, 2023. As a result, any financial instruments or agreements using LIBOR as a benchmark interest rate may be adversely affected. Furthermore, we may need to amend our variable rate debt agreements to replace LIBOR with a new reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (ARRC), a steering committee comprised of large U.S. financial institutions has settled on the establishment of Secured Overnight Financing Rate (SOFR), a new index calculated by short term repurchase agreements backed by Treasury securities, as its recommended alternative to U.S. dollar LIBOR. Although our Term Loan B and Revolver include mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate in place of LIBOR, no assurance can be made that such alternative rate will perform in a manner similar to LIBOR and may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect. Credit contraction in financial markets may hurt our ability to access credit in the event that we identify an acquisition opportunity or require significant access to credit for other reasons. Similarly, volatility in the market price of our Common Shares due to seemingly unrelated financial developments, such as a recession, inflation or an economic slowdown in the United States or internationally, could hurt our ability to raise capital for the financing of acquisitions or other reasons. Potential price inflation caused by an excess of liquidity in countries where we conduct business may increase the cost we incur to provide our solutions and may reduce profit margins on agreements that govern the licensing of our software products and/or the sale of our services to customers over a multi-year period. A reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of our customer base such as the public sector. As a result, these customers may need to reduce their licensing of our software products or their purchases of our services, or we may experience greater difficulty in receiving payment for the licenses and services that these customers purchase from us. In addition, inflation is often accompanied by higher interest rates, which may cause additional economic fluctuation. Any of these events, or any other events caused by turmoil in world financial markets, may have a material adverse effect on our business, operating results and financial condition.

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
Leased Facilities
The following table sets forth the location and approximate square footage of our leased facilities as of June 30, 2022:

Square Footage
Americas (1)	1,278,000
EMEA (2)	464,000
Asia Pacific (3)	694,000
Total	2,436,000
_____________________
(1)Americas consists of countries in North, Central and South America.
(2)EMEA consists of countries in Europe, the Middle East and Africa.
(3)Asia Pacific primarily consists of Japan, Australia, China, Korea, Philippines, Thailand, Singapore and India.
Included in the total approximate square footage of leased facilities is approximately 1.9 million square feet of operational space and approximately 0.5 million square feet of vacated space which has either been sublet or is being actively marketed for sublease or disposition.
Item 3. Legal Proceedings
In the normal course of business, we are subject to various legal claims, as well as potential legal claims. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of these matters will not have a materially adverse effect on our consolidated results of operations or financial conditions.
For more information regarding litigation and the status of certain regulatory and tax proceedings, please refer to Part I, Item 1A “Risk Factors” and to Note 14 “Guarantees and Contingencies” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Shares have traded on the NASDAQ stock market since 1996 under the symbol “OTEX” and our Common Shares have traded on the Toronto Stock Exchange (TSX) since 1998, first under the symbol “OTC”, and since 2017, trades under the symbol “OTEX”.
On June 30, 2022, the closing price of our Common Shares on the NASDAQ was $37.84 per share, and on the TSX was Canadian $48.69 per share.
As at June 30, 2022, we had 346 shareholders of record holding our Common Shares of which 295 were U.S. shareholders.
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
Share Repurchase Plan / Normal Course Issuer Bid
On November 5, 2020, the Board authorized a share repurchase plan, pursuant to which we were authorized to purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2020, up to an aggregate of $350 million of our Common Shares on the NASDAQ Global Select Market, the TSX and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the “Fiscal 2021 Repurchase Plan”). The price that we will pay for Common Shares in open market transactions was the market price at the time of purchase or such other price as was permitted by applicable law or stock exchange rules.
The Fiscal 2021 Repurchase Plan was effected in accordance with Rule 10b-18 under the Exchange Act. Purchases made under the Fiscal 2021 Repurchase Plan were subject to a limit of 13,618,774 shares (representing 5% of the Company’s issued and outstanding Common Shares as of November 4, 2020). All Common Shares purchased by us pursuant to the Fiscal 2021 Repurchase Plan were cancelled.
On November 4, 2021, the Board authorized a share repurchase plan, pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares on the NASDAQ Global Select Market, the TSX (as part of a NCIB as defined below) and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the “Fiscal 2022 Repurchase Plan”). The price that we have paid and will pay for Common Shares in open market transactions has been and will be the market price at the time of purchase or such other price as may be permitted by applicable law or stock exchange rules.
The Fiscal 2022 Repurchase Plan has been and will be effected in accordance with Rule 10b-18 under the Exchange Act. Purchases made under the Fiscal 2022 Repurchase Plan are subject to a limit of 13,638,008 shares (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021). All Common Shares purchased by us pursuant to the Repurchase Plan have been and will be cancelled.
During the year ended June 30, 2022, we repurchased and cancelled 3,809,559 Common Shares for $177.0 million under the Fiscal 2021 Repurchase Plan and Fiscal 2022 Repurchase Plan.

Normal Course Issuer Bid
The Company established its Normal Course Issuer Bid (the Fiscal 2021 NCIB) in order to provide it with a means to execute purchases over the TSX as part of the Fiscal 2021 Repurchase Plan.
The TSX approved the Company's notice of intention to commence the Fiscal 2021 NCIB pursuant to which the Company was authorized to purchase Common Shares over the TSX for the period commencing November 12, 2020 until November 11, 2021 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period was 13,618,774 (representing 5% of the Company’s issued and outstanding Common Shares as of November 4, 2020), and the maximum number of Common Shares that may be purchased on a single day was 143,424 Common Shares, which was 25% of 573,699 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31, 2020), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18.
The Company renewed its Normal Course Issuer Bid (the Fiscal 2022 NCIB) in order to provide it with a means to execute purchases over the TSX as part of the Fiscal 2022 Repurchase Plan.
The TSX approved the Company's notice of intention to commence the Fiscal 2022 NCIB pursuant to which the Company may purchase Common Shares over the TSX for the period commencing November 12, 2021 until November 11, 2022 in accordance with the TSX's normal course issuer bid rules, including that such purchases are to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 13,638,008 (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021), and the maximum number of Common Shares that may be purchased on a single day is 112,590 Common Shares, which is 25% of 450,361 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31, 2021), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18.
Stock Purchases
During the three months ended June 30, 2022, we made the following repurchases under the Fiscal 2022 Repurchase Plan.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
04/01/22 to 04/30/22	—	—	—	—
05/01/22 to 05/31/22	—	—	—	—
06/01/22 to 06/30/22	1,000,000	$40.87	1,000,000	9,950,924
Total	1,000,000	$40.87	1,000,000	9,950,924
Stock Performance Graph and Cumulative Total Return
The following graph compares the five-year period ending June 30, 2022, the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:
•an index of companies in the software application industry (S&P North American Technology-Software Index);
•the NASDAQ Composite Index; and
•the S&P/TSX Composite Index.
The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2017, as compared with the cumulative return on a $100 investment in the S&P North American Technology-Software Index, the NASDAQ Composite Index and the S&P/TSX Composite Index (the Indices) made on the same day. Dividends declared on securities comprising the respective Indices and declared on our Common Shares are assumed to be reinvested. The performance of our Common Shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

The chart below provides information with respect to the value of $100 invested on June 30, 2017 in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

	June 30, 2017	June 30, 2018	June 30, 2019	June 30, 2020	June 30, 2021	June 30, 2022
Open Text Corporation	$100.00	$113.40	$135.00	$141.56	$172.20	$130.75
S&P North American Technology-Software Index	$100.00	$134.09	$161.76	$210.05	$287.99	$201.88
NASDAQ Composite	$100.00	$123.60	$133.22	$169.11	$245.60	$188.07
S&P/TSX Composite	$100.00	$109.10	$113.78	$107.05	$157.25	$145.81
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
The discussion is based upon the provisions of the Code, the Treasury regulations promulgated thereunder, the Convention Between the United States and Canada with Respect to Taxes on Income and Capital, together with related Protocols and Competent Authority Agreements (the Convention), the administrative practices published by the U.S. Internal Revenue Service (IRS) and U.S. judicial decisions, all of which are subject to change. This discussion does not consider the potential effects, both adverse and beneficial, of any recently proposed legislation which, if enacted, could be applied, possibly on a retroactive basis, at any time.
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
Subject to limitations and conditions under the Code and applicable U.S. Treasury Regulations, a U.S. holder may be able to claim a foreign tax credit in respect of the amount of Canadian income tax withheld at the appropriate rate from dividends paid to such U.S. holder. These limitations and conditions include new requirements recently adopted by the IRS that the Canadian tax would need to satisfy in order to be eligible to be a creditable tax for a U.S. holder. In the case of a U.S. Holder that is eligible for, and properly elects, the benefits of the Treaty, the Canadian tax on dividends will be treated as meeting the new requirements and therefore as a creditable tax. In the case of all other U.S. holders, the application of these requirements to the Canadian tax on dividends is uncertain and we have not determined whether these requirements have been met. If the Canadian dividend tax is not a creditable tax for a U.S. holder or the U.S. holder does not elect to claim a foreign tax credit for any foreign income taxes, the U.S. Holder may be able to deduct the Canadian tax in computing its taxable income for U.S. federal income tax purposes. Alternatively, the U.S. holder may deduct such Canadian income taxes from its U.S. federal taxable income, provided that the U.S. holder elects to deduct rather than credit all foreign income taxes for the relevant taxable year.

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
Passive Foreign Investment Company Rules
Special U.S. federal income tax rules apply to U.S. persons owning shares of a PFIC. The Company will be classified as a PFIC in a particular taxable year if either: (i) 75 percent or more of the Company’s gross income for the taxable year is passive income, or (ii) the average percentage of the value of the Company’s assets that produce or are held for the production of passive income is at least 50 percent. If the Company is treated as a PFIC for any year, U.S. holders may be subject to adverse tax consequences upon a sale, exchange, or other disposition of the Common Shares, or upon the receipt of certain “excess distributions” in respect of the Common Shares. Dividends paid by a PFIC are not qualified dividends eligible for taxation at preferential rates. Based on audited consolidated financial statements, we believe that the Company was not treated as a PFIC for U.S. federal income tax purposes with respect to its 2021 or 2022 taxable years. In addition, based on a review of the Company’s audited consolidated financial statements and its current expectations regarding the value and nature of its assets and the sources and nature of its income, the Company does not anticipate being treated as a PFIC for the 2023 taxable year.
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
Item 6. [Reserved]

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal year beginning July 1, 2022 and ending June 30, 2023 (Fiscal 2023) and July 1, 2023 and ending June 30, 2024 (Fiscal 2024) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and business planning process; (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) our expectation to grow MSPs; (viii) product and solution developments, enhancements and releases, the timing thereof and the customers targeted; (ix) the Company’s financial condition, results of operations and earnings; (x) the basis for any future growth and for our financial performance; (xi) declaration of quarterly dividends; (xii) future tax rates; (xiii) the changing regulatory environment; (xiv) annual recurring revenues; (xv) research and development and related expenditures; (xvi) our building, development and consolidation of our network infrastructure; (xvii) competition and changes in the competitive landscape; (xviii) our management and protection of intellectual property and other proprietary rights; (xix) existing and foreign sales and exchange rate fluctuations; (xx) cyclical or seasonal aspects of our business; (xxi) capital expenditures; (xxii) potential legal and/or regulatory proceedings; (xxiii) acquisitions and their expected impact, including our ability to successfully integrate the assets we acquire or utilize such assets to their full capacity, including those acquired in connection with the acquisition of Zix Corporation (see Note 19 “Acquisitions” to our Consolidated Financial Statements for more details); (xxiv) tax audits; (xxv) the expected impact of our decision to cease all direct business in Russia and Belarus and with known Russian-owned companies;(xxvi) expected costs of the restructuring plans; (xxvii) targets regarding greenhouse gas emissions, waste diversion, energy consumption and ED&I initiatives; and (xxviii) other matters.
In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. The forward-looking statements contained in this report are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general political, economic and market conditions, including any potential recession; (iv) our ability to manage inflation, including increased labour costs associated with attracting and retaining employees, and rising interest rates; (v) our continued ability to manage certain foreign currency risk through hedging; (vi) equity and debt markets continuing to provide us with access to capital; (vii) our continued ability to identify, source and finance attractive and executable business combination opportunities; (viii) our continued ability to avoid infringing third party intellectual property rights; and (ix) our ability to successfully implement our restructuring plans. Management’s estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) actual and potential risks and uncertainties relating to the ultimate geographic spread of COVID-19, the severity of the disease and the duration of the COVID-19 pandemic and issues relating to the resurgence of COVID-19 and/or new strains of COVID-19, including potential material adverse effects on our business, operations and financial performance; (ii) actions that have been and may be taken by governmental authorities to contain the COVID-19 pandemic or to treat its impact on our business (or failure to implement additional stimulus programs) and the availability, effectiveness and use of treatments and vaccines (including the effectiveness of boosters); (iii) the actual and potential negative impacts of COVID-19 on the global economy and financial markets; (iv) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (v) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses, including the acquisition of Zix Corporation, (vi) the potential for the incurrence of or assumption of debt in connection with acquisitions and the impact on the ratings or outlooks of rating agencies on our outstanding debt securities; (vii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (viii) the risks associated with bringing new products and services to market; (ix) fluctuations in currency exchange rates (including as a result of the impact of any policy changes resulting from trade and tariff disputes); (x) delays in the purchasing decisions of the Company’s customers; (xi) competition the Company faces in its industry and/or marketplace; (xii) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xiii) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xiv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xv) the continuous commitment of the Company’s customers; (xvi) demand for the Company’s products and services; (xvii) increase in exposure to international business risks (including the impact of geopolitical instability, political unrest, war and other global conflicts) as we continue to increase our international operations; (xviii) adverse macroeconomic conditions, including inflation, disruptions in global supply chains and increased labour costs; (xix) inability to raise capital at all or on not unfavorable terms in the future; (xx) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xxi) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement including GDPR, California Consumer Privacy Act, California Privacy Rights Act, Virginia Consumer Data Protection Act, Colorado Privacy Act, Connecticut Data Privacy Act, Utah Consumer Privacy Act, and Country by Country Reporting (including with respect to transferring personal data outside of the EEA and the United Kingdom, as a result of the ruling of the Court of Justice of the European Union (CJEU) that the EU-US Privacy Shield is an invalid data transfer mechanism and that Standard Contractual Clauses (SCCs) are a valid transfer mechanism unless the country to which personal data is exported restricts the ability to comply with such Clauses (Schrems II), and with respect to the new SCCs published by the European Commission and the IDTA and Addendum published by the United Kingdom's Information Commissioner's Office to meet the requirements of GDPR and Schrems II); (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company's offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic (including COVID-19) due to remote working arrangements; (xiv) failure to achieve our environmental goals on energy consumption, waste diversion and greenhouse gas emissions or our targets relating to ED&I initiatives; and (xv) failure to attract and retain key personnel to develop and effectively manage the Company's business.
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
All dollar and percentage comparisons made herein refer to the year ended June 30, 2022 compared with the year ended June 30, 2021, unless otherwise noted. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2021 for a comparative discussion of our Fiscal 2021 financial results as compared to Fiscal 2020.
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
Our comprehensive Information Management platform and services provide secure and scalable solutions for global companies, SMBs, governments and consumers around the world. We have a complete and integrated portfolio of Information Management solutions delivered at scale in the OpenText Cloud, helping organizations master modern work, power modern experiences and optimize their digital supply chains. To do this, we bring together our Content Cloud, Business Network Cloud, Experience Cloud, Security Cloud and Developer Cloud. We also accelerate information modernization with intelligent tools and services for moving off paper, automating classification and building clean data lakes for artificial intelligence (AI), analytics and automation.
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
As of June 30, 2022, we employed a total of approximately 14,800 individuals, of which 7,150 or 49% are in the Americas, 2,720 or 18% are in EMEA and 4,930 or 33% are in Asia Pacific. Currently, we have employees in 35 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. Please see “Results of Operations” below for our definitions of geographic regions.
Fiscal 2022 Summary:
•Total revenue was $3,493.8 million, up 3.2% compared to the prior fiscal year; up 4.3% after factoring in the unfavorable impact of $39.5 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $2,866.0 million, up 4.5% compared to the prior fiscal year; up 5.5% after factoring in the unfavorable impact of $26.0 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $1,535.0 million, up 9.1% compared to the prior fiscal year; up 9.8% after factoring in the unfavorable impact of $9.7 million of foreign exchange rate changes.
•GAAP-based gross margin was 69.6% compared to 69.4% in the prior fiscal year.
•Non-GAAP-based gross margin was 75.6% compared to 76.1% in the prior fiscal year.
•GAAP-based net income attributable to OpenText was $397.1 million compared to $310.7 million in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $876.2 million compared to $927.2 million in the prior fiscal year.
•GAAP-based earnings per share (EPS), diluted, was $1.46 compared to $1.14 in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $3.22 compared to $3.39 in the prior fiscal year.
•Adjusted EBITDA, a non-GAAP measure, was $1,265.0 million compared to $1,315.0 million in the prior fiscal year.
•Operating cash flow was $981.8 million for the year ended June 30, 2022 compared to $876.1 million in the prior fiscal year, up 12.1%.

•Cash and cash equivalents were $1,693.7 million as of June 30, 2022, compared to $1,607.3 million as of June 30, 2021.
•Enterprise cloud bookings was $465.8 million for the year ended June 30, 2022. We define Enterprise cloud bookings as the total value from cloud services and subscription contracts entered into in the fiscal year that are new, committed and incremental to our existing contracts, excluding the impact of Carbonite and Zix.
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
Acquisition of Zix Corporation
On December 23, 2021, we acquired all of the equity interest in Zix Corporation (Zix), a leader in software as a service (SaaS) based email encryption, threat protection and compliance cloud solutions for SMBs. Total consideration for Zix was $894.5 million paid in cash, inclusive of $38.3 million of cash acquired and $18.6 million relating to the cash settlement of pre-acquisition vested share-based compensation. We believe the acquisition increases our position in the data protection, threat management, email security and compliance solutions spaces. The results of operations of Zix have been consolidated with those of OpenText beginning December 23, 2021.
Acquisition of Bricata Inc.
On November 24, 2021, we acquired all of the equity interest in Bricata Inc. (Bricata) for $17.8 million. We believe the acquisition strengthens our OpenText Security Cloud with Network Detection and Response technologies. The results of operations of Bricata have been consolidated with those of OpenText beginning November 24, 2021.
We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base, provide greater scale to accelerate innovation, grow our earnings and provide superior shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business. Our acquisitions, particularly significant ones, can affect the period-to-period comparability of our results. See Note 19 “Acquisitions” to our Consolidated Financial Statements for more details.
Impacts of COVID-19
In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 has significantly impacted the global economy and has adversely impacted and may continue to adversely impact our operational and financial performance. The extent of the adverse impact of the pandemic on the global economy and markets will continue to depend, in part, on the length and severity of the measures taken to limit the spread of the virus, the availability, effectiveness and use of treatments and vaccines and on actual and potential resurgences. We are closely monitoring the potential effects and impact on our operations, businesses and financial performance, including liquidity and capital usage, though the extent is difficult to fully predict due to the evolution of this uncertain situation.
We continue to conduct business with modifications to employee travel and work locations and also virtualization of certain events, along with modified interactions with customers and suppliers, among other modifications. In addition, as many local governments and officials have started lifting pandemic restrictions in accordance with the guidance of public health experts, in July 2022, we implemented a Flex-Office program in which a majority of our employees work a portion of their time in the office and a portion remotely. See “We have implemented a Flex-Office program, which will subject us to certain operational challenges and risks” in Part I, Item 1A “Risk Factors” included elsewhere within this Annual Report on Form 10-K. We will continue to actively monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including customer purchasing decisions, and may take further actions that alter our business operations, including our Flex-Office program, as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers and shareholders. It is uncertain and difficult to predict what the potential effects any such alterations or modifications may have on our business including the effects on our customers and prospects, or our financial results and our ability to successfully execute our business strategies and initiatives.
The ongoing and ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control. For more information, please see Part I, Item 1A “Risk Factors” included elsewhere within this Annual Report on Form 10-K.
Impacts of Russia-Ukraine Conflict
In response to the Russia-Ukraine conflict, we have ceased all direct business in Russia and Belarus and with known Russian-owned companies. Sanctions and export controls have also been imposed by the United States, Canada and other countries in connection with Russia's military actions in Ukraine including restrictions on selling or exporting goods, services or technology to certain regions, and travel bans and asset freezes impacting political, military, business and financial organizations and individuals in or connected with Russia. To support certain of our cloud customers headquartered in the United States or allied countries that rely on our network to manage their global business (including their business in Russia), we have nonetheless allowed these customers to continue to use our services to the extent that it can be done in strict compliance with all applicable sanctions and export controls. However, we may adjust our business practices as required by applicable rules and regulations. Our compliance with sanctions and export controls could impact the fulfillment of certain contracts with customers and partners doing business in these affected areas and future revenue streams from impacted parties and certain countries. While we do not expect our decision to cease all direct business in Russia and Belarus and with known Russian-owned companies to have a material adverse effect on our overall business, results of operations or financial condition, it is not possible to predict the broader consequences of this conflict, including adverse effects on the global economy, on our business and operations as well as those of our customers, partners and third party service providers. For more information, please see Part I, Item 1A “Risk Factors” included in this Annual Report on Form 10-K.
Outlook for Fiscal 2023
As an organization, we are committed to “Total Growth”, meaning we strive towards delivering value through organic initiatives, innovations and acquisitions, as well as financial performance. With an emphasis on increasing recurring revenues and expanding our margins, we believe our Total Growth strategy will ultimately drive overall cash flow generation, thus helping to fuel our disciplined capital allocation approach and further our ability to deepen our account coverage and identify and execute strategic acquisitions. With strategic acquisitions, we are well positioned to expand our product portfolio and improve our ability to innovate and grow organically, which helps us to meet our long-term growth targets. We believe our Total Growth strategy is a durable model, that we believe will create both near and long-term shareholder value through organic and acquired growth, capital efficiency and profitability.
We are committed to continuous innovation. Our investments in R&D push product innovation, increasing the value of our offerings to our installed customer base, which includes Global 10,000 companies (G10K), SMB and consumers. The G10K are the world's largest companies, ranked by estimated total revenues, as well as the world's largest governments and organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. Over the last three fiscal years, we have invested a cumulative total of $1.23 billion in R&D or 12.3% of cumulative revenue for that three-year period. On an annual basis, we target to spend 12% to 14% of revenues for R&D expense.
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
We will continue to closely monitor the potential impacts of COVID-19, inflation with respect to wages, services and goods, concerns regarding any potential recession, rising interest rates, financial market volatility, and the Russia-Ukraine conflict on our business. See Part I, Item 1A, "Risk Factors" included within this Annual Report on Form 10-K.
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
(i)Revenue recognition,
(ii)Goodwill,
(iii)Acquired intangibles and
(iv)Income taxes.
For a full discussion of all our accounting policies, please see Note 2 “Accounting Policies and Recent Accounting Pronouncements” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to items such as special charges, restructurings, asset impairments and other non-recurring costs. As of June 30, 2022, we have recorded certain estimates in our Consolidated Financial Statements resulting from the pandemic, particularly with respect to the COVID-19 Restructuring Plan, based on management's estimates and assumptions utilizing the most currently available information. Such estimates may be subject to change particularly given the unprecedented nature of the COVID-19 pandemic. Please also see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
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
We have four revenue streams: cloud services and subscriptions, customer support, license and professional service and other.
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
Professional service and other revenue
Our professional services, when offered along with software licenses, consist primarily of technical and training services. Technical services may include installation, customization, implementation or consulting services. Training services may include access to online modules, or the delivery of a training package customized to the customer’s needs. At the customer’s discretion, we may offer one, all, or a mix of these services. Payment for professional services is generally a fixed fee or a fee based on time and materials. Professional services can be arranged in the same contract as the software license or in a separate contract.
As our professional services do not significantly change the functionality of the license and our customers can benefit from our professional services on their own or together with other readily available resources, we consider professional services distinct within the context of the contract.
Professional service revenue is recognized over time as long as: (i) the customer simultaneously receives and consumes the benefits as we perform them, (ii) our performance creates or enhances an asset the customer controls as we perform and (iii) our performance does not create an asset with an alternative use, and we have the enforceable right to payment.
If all the above criteria are met, we use an input-based measure of progress for recognizing professional service revenue. For example, we may consider total labour hours incurred compared to total expected labour hours. As a practical expedient, when we invoice a customer at an amount that corresponds directly with the value to the customer of our performance to date, we will recognize revenue at that amount.
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
If the SSP is not directly observable, then we estimate the amount using either the expected cost plus a margin or residual approach. Estimating SSP requires judgment that could impact the amount and timing of revenue recognized. SSP is a formal process whereby management considers multiple factors including, but not limited to, geographic or region-specific factors, competitive positioning, internal costs, profit objectives and pricing practices.
Transaction Price Allocation
In bundled arrangements, where we have more than one distinct performance obligation, we must allocate the transaction price to each performance obligation based on its relative SSP. However, in certain bundled arrangements, the SSP may not always be directly observable. For instance, in bundled arrangements with license and customer support, we allocate the transaction price between the license and customer support performance obligations using the residual approach because we have determined that the SSP for licenses in these arrangements are highly variable. We use the residual approach only for our license arrangements. When the SSP is observable but contractual pricing does not fall within our established SSP range, then an adjustment is required, and we will allocate the transaction price between license and customer support at a constant ratio reflecting the mid-point of the established SSP range.
When two or more contracts are entered into at or near the same time with the same customer, we evaluate the facts and circumstances associated with the negotiation of those contracts. Where the contracts are negotiated as a package, we will account for them as a single arrangement and allocate the consideration for the combined contracts among the performance obligations accordingly.
We believe there are significant assumptions, judgments and estimates involved in the accounting for revenue recognition as discussed above and these assumptions, judgments and estimates could impact the timing of when revenue is recognized and could have a material impact on our Consolidated Financial Statements.
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
We perform a qualitative assessment to test our reporting unit's goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the quantitative assessment of the impairment test is performed. In the quantitative assessment, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired, and we are not required to perform further testing. If the carrying value of the net assets of our reporting unit exceeds its fair value, then an impairment loss equal to the difference, but not exceeding the total carrying value of goodwill allocated to the reporting unit, would be recorded.
Our annual impairment analysis of goodwill was performed as of April 1, 2022. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2022 (no impairments were recorded for Fiscal 2021 and Fiscal 2020, respectively).
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
Income taxes
We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (Topic 740).
We account for our uncertain tax provisions by using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including the resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not that the position will be sustained on audit. On subsequent recognition and measurement, the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company's best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We recognize both accrued interest and penalties related to liabilities for income taxes within the "Provision for (recovery of) income taxes" line of our Consolidated Statements of Income.
Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the Consolidated Financial Statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that we consider it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, we consider factors such as the reversal of deferred income tax liabilities, projected taxable income and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.
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
For additional details, please see Note 15 "Income Taxes" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
RESULTS OF OPERATIONS
The following tables provide a detailed analysis of our results of operations and financial condition. For each of the periods indicated below, we present our revenues by product type, revenues by major geography, cost of revenues by product type, total gross margin, total operating margin, gross margin by product type and their corresponding percentage of total revenue.
In addition, we provide Non-GAAP measures for the periods discussed in order to provide additional information to investors that we believe will be useful as this presentation is in line with how our management assesses our Company's performance. See “Use of Non-GAAP Financial Measures” below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

Summary of Results of Operations

	Year Ended June 30,
(In thousands)	2022	Change increase (decrease)	2021	Change increase (decrease)	2020
Total Revenues by Product Type:
Cloud services and subscriptions	$1,535,017	$127,572	$1,407,445	$249,759	$1,157,686
Customer support	1,330,965	(3,097)	1,334,062	58,476	1,275,586
License	358,351	(26,360)	384,711	(18,140)	402,851
Professional service and other	269,511	9,614	259,897	(13,716)	273,613
Total revenues	3,493,844	107,729	3,386,115	276,379	3,109,736
Total Cost of Revenues	1,062,201	27,735	1,034,466	30,691	1,003,775
Total GAAP-based Gross Profit	2,431,643	79,994	2,351,649	245,688	2,105,961
Total GAAP-based Gross Margin %	69.6%		69.4%		67.7%
Total GAAP-based Operating Expenses	1,786,870	176,124	1,610,746	8,314	1,602,432
Total GAAP-based Income from Operations	$644,773	$(96,130)	$740,903	$237,374	$503,529

% Revenues by Product Type:
Cloud services and subscriptions	43.9%		41.6%		37.2%
Customer support	38.1%		39.4%		41.0%
License	10.3%		11.3%		13.0%
Professional service and other	7.7%		7.7%		8.8%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$511,713	$29,895	$481,818	$31,878	$449,940
Customer support	121,485	(1,268)	122,753	(1,141)	123,894
License	13,501	(415)	13,916	2,595	11,321
Professional service and other	216,895	19,712	197,183	(15,720)	212,903
Amortization of acquired technology-based intangible assets	198,607	(20,189)	218,796	13,079	205,717
Total cost of revenues	$1,062,201	$27,735	$1,034,466	$30,691	$1,003,775

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	66.7%		65.8%		61.1%
Customer support	90.9%		90.8%		90.3%
License	96.2%		96.4%		97.2%
Professional service and other	19.5%		24.1%		22.2%

Total Revenues by Geography: (1)
Americas (2)	$2,187,629	$118,546	$2,069,083	$165,433	$1,903,650
EMEA (3)	1,026,201	(5,406)	1,031,607	89,326	942,281
Asia Pacific (4)	280,014	(5,411)	285,425	21,620	263,805
Total revenues	$3,493,844	$107,729	$3,386,115	$276,379	$3,109,736
% Revenues by Geography:
Americas (2)	62.6%		61.1%		61.2%
EMEA (3)	29.4%		30.5%		30.3%
Asia Pacific (4)	8.0%		8.4%		8.5%

Other Metrics:
GAAP-based gross margin	69.6%		69.4%		67.7%
Non-GAAP-based gross margin (5)	75.6%		76.1%		74.5%
Net income, attributable to OpenText	$397,090		$310,672		$234,225
GAAP-based EPS, diluted	$1.46		$1.14		$0.86
Non-GAAP-based EPS, diluted (5)	$3.22		$3.39		$2.89
Adjusted EBITDA (5)	$1,264,986		$1,315,033		$1,148,080
_______________________________
(1)Total revenues by geography are determined based on the location of our direct end customer.
(2)Americas consists of countries in North, Central and South America.
(3)EMEA primarily consists of countries in Europe, the Middle East and Africa.
(4)Asia Pacific primarily consists of Japan, Australia, China, Korea, Philippines, Singapore, India and New Zealand.
(5)See “Use of Non-GAAP Financial Measures” (discussed later in this MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.

Revenues, Cost of Revenues and Gross Margin by Product Type
1)    Cloud Services and Subscriptions:
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced B2B integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as PaaS, SaaS, cloud subscriptions and managed services. For the year ended June 30, 2022, our cloud renewal rate, excluding the impact of Carbonite and Zix, was approximately 94% compared to approximately 93% for the year ended June 30, 2021.
Cost of Cloud services and subscriptions revenues is comprised primarily of third-party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs and some third party royalty costs.

	Year Ended June 30,
(In thousands)	2022	Change increase (decrease)	2021	Change increase (decrease)	2020
Cloud Services and Subscriptions:
Americas	$1,155,918	$107,474	$1,048,444	$209,001	$839,443
EMEA	274,824	18,625	256,199	23,343	232,856
Asia Pacific	104,275	1,473	102,802	17,415	85,387
Total Cloud Services and Subscriptions Revenues	1,535,017	127,572	1,407,445	249,759	1,157,686
Cost of Cloud Services and Subscriptions Revenues	511,713	29,895	481,818	31,878	449,940
GAAP-based Cloud Services and Subscriptions Gross Profit	$1,023,304	$97,677	$925,627	$217,881	$707,746
GAAP-based Cloud Services and Subscriptions Gross Margin %	66.7%		65.8%		61.1%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	75.3%		74.5%		72.5%
EMEA	17.9%		18.2%		20.1%
Asia Pacific	6.8%		7.3%		7.4%
Cloud services and subscriptions revenues increased by $127.6 million or 9.1% during the year ended June 30, 2022 as compared to the prior fiscal year; up 9.8% after factoring in the unfavorable impact of $9.7 million of foreign exchange rate changes. The increase was primarily driven by the impact of recent acquisitions, along with organic growth over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $107.5 million, an increase in EMEA of $18.6 million and an increase in Asia Pacific of $1.5 million.
There were 98 cloud services contracts greater than $1.0 million that closed during Fiscal 2022, compared to 64 contracts during Fiscal 2021.
Cost of Cloud services and subscriptions revenues increased by $29.9 million during the year ended June 30, 2022 as compared to the prior fiscal year. This was primarily due to an increase in third party network usage fees of $19.9 million, an increase in labour-related costs of $8.1 million and an increase in payroll taxes of $1.5 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 67% from 66%.
2)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the year ended June 30, 2022, our Customer support renewal rate was approximately 94%, consistent with the year ended June 30, 2021.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Year Ended June 30,
(In thousands)	2022	Change increase (decrease)	2021	Change increase (decrease)	2020
Customer Support Revenues:
Americas	$743,474	$(250)	$743,724	$9,146	$734,578
EMEA	475,686	(5,872)	481,558	43,111	438,447
Asia Pacific	111,805	3,025	108,780	6,219	102,561
Total Customer Support Revenues	1,330,965	(3,097)	1,334,062	58,476	1,275,586
Cost of Customer Support Revenues	121,485	(1,268)	122,753	(1,141)	123,894
GAAP-based Customer Support Gross Profit	$1,209,480	$(1,829)	$1,211,309	$59,617	$1,151,692
GAAP-based Customer Support Gross Margin %	90.9%		90.8%		90.3%

% Customer Support Revenues by Geography:
Americas	55.9%		55.7%		57.6%
EMEA	35.7%		36.1%		34.4%
Asia Pacific	8.4%		8.2%		8.0%
Customer support revenues decreased by $3.1 million or 0.2% during the year ended June 30, 2022 as compared to the prior fiscal year; up 1.0% after factoring in the unfavorable impact of $16.3 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in EMEA of $5.9 million and a decrease in Americas of $0.2 million, partially offset by an increase in Asia Pacific of $3.0 million.
Cost of Customer support revenues decreased by $1.3 million during the year ended June 30, 2022 as compared to the prior fiscal year. This was primarily due to a decrease in labour-related costs of $1.9 million and a decrease in third party network usage fees of $0.3 million, partially offset by an increase in other miscellaneous costs of $1.0 million. Overall, the gross margin percentage on Customer support revenues remained stable at 91%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Year Ended June 30,
(In thousands)	2022	Change increase (decrease)	2021	Change increase (decrease)	2020
License Revenues:
Americas	$163,719	$4,189	$159,530	$(40,116)	$199,646
EMEA	161,735	(16,768)	178,503	23,296	155,207
Asia Pacific	32,897	(13,781)	46,678	(1,320)	47,998
Total License Revenues	358,351	(26,360)	384,711	(18,140)	402,851
Cost of License Revenues	13,501	(415)	13,916	2,595	11,321
GAAP-based License Gross Profit	$344,850	$(25,945)	$370,795	$(20,735)	$391,530
GAAP-based License Gross Margin %	96.2%		96.4%		97.2%

% License Revenues by Geography:
Americas	45.7%		41.5%		49.6%
EMEA	45.1%		46.4%		38.5%
Asia Pacific	9.2%		12.1%		11.9%
License revenues decreased by $26.4 million or 6.9% during the year ended June 30, 2022 as compared to the prior fiscal year; down 4.6% after factoring in the unfavorable impact of $8.7 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in EMEA of $16.8 million and a decrease in Asia Pacific of $13.8 million, partially offset by an increase in Americas of $4.2 million.
During Fiscal 2022, we closed 122 license contracts greater than $0.5 million, of which 46 contracts were greater than $1.0 million, contributing $131.7 million of License revenues. This was compared to 122 license contracts greater than $0.5 million during Fiscal 2021, of which 45 contracts were greater than $1.0 million, contributing $131.6 million of License revenues.

Cost of License revenues decreased by $0.4 million during the year ended June 30, 2022 as compared to the prior fiscal year as a result of lower third-party technology costs. Overall, the gross margin percentage on License revenues remained stable at 96%.
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
Cost of Professional service and other revenues consists primarily of the costs of providing integration, configuration and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third-party subcontracting.

	Year Ended June 30,
(In thousands)	2022	Change increase (decrease)	2021	Change increase (decrease)	2020
Professional Service and Other Revenues:
Americas	$124,518	$7,133	$117,385	$(12,598)	$129,983
EMEA	113,956	(1,391)	115,347	(424)	115,771
Asia Pacific	31,037	3,872	27,165	(694)	27,859
Total Professional Service and Other Revenues	269,511	9,614	259,897	(13,716)	273,613
Cost of Professional Service and Other Revenues	216,895	19,712	197,183	(15,720)	212,903
GAAP-based Professional Service and Other Gross Profit	$52,616	$(10,098)	$62,714	$2,004	$60,710
GAAP-based Professional Service and Other Gross Margin %	19.5%		24.1%		22.2%

% Professional Service and Other Revenues by Geography:
Americas	46.2%		45.2%		47.5%
EMEA	42.3%		44.4%		42.3%
Asia Pacific	11.5%		10.4%		10.2%
Professional service and other revenues increased by $9.6 million or 3.7% during the year ended June 30, 2022 as compared to the prior fiscal year; up 5.5% after factoring in the unfavorable impact of $4.8 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $7.1 million and an increase in Asia Pacific of $3.9 million, partially offset by a decrease in EMEA of $1.4 million.
Cost of Professional service and other revenues increased by $19.7 million during the year ended June 30, 2022 as compared to the prior fiscal year. This was primarily due to an increase in labour-related costs of $19.4 million and an increase in other miscellaneous costs of $0.3 million. Overall, the gross margin percentage on Professional service and other revenues decreased to 20% from 24%.
Amortization of Acquired Technology-based Intangible Assets

	Year Ended June 30,
(In thousands)	2022	Change increase (decrease)	2021	Change increase (decrease)	2020
Amortization of acquired technology-based intangible assets	$198,607	$(20,189)	$218,796	$13,079	$205,717
Amortization of acquired technology-based intangible assets decreased during the year ended June 30, 2022 by $20.2 million as compared to the prior fiscal year. This was due to a reduction of $27.9 million relating to intangible assets from previous acquisitions becoming fully amortized, partially offset by an increase of $7.7 million relating to amortization of newly acquired customer-based intangible assets from recent acquisitions.

Operating Expenses

	Year Ended June 30,
(In thousands)	2022	Change increase (decrease)	2021	Change increase (decrease)	2020
Research and development	$440,448	$19,001	$421,447	$51,036	$370,411
Sales and marketing	677,118	54,897	622,221	37,177	585,044
General and administrative	317,085	53,564	263,521	25,989	237,532
Depreciation	88,241	2,976	85,265	(4,193)	89,458
Amortization of acquired customer-based intangible assets	217,105	561	216,544	(3,015)	219,559
Special charges (recoveries)	46,873	45,125	1,748	(98,680)	100,428
Total operating expenses	$1,786,870	$176,124	$1,610,746	$8,314	$1,602,432

% of Total Revenues:
Research and development	12.6%		12.4%		11.9%
Sales and marketing	19.4%		18.4%		18.8%
General and administrative	9.1%		7.8%		7.6%
Depreciation	2.5%		2.5%		2.9%
Amortization of acquired customer-based intangible assets	6.2%		6.4%		7.1%
Special charges (recoveries)	1.3%		0.1%		3.2%
Research and development expenses consist primarily of payroll and payroll-related benefits expenses, contracted research and development expenses and facility costs. Research and development enables organic growth and improves product stability and functionality, and accordingly, we dedicate extensive efforts to update and upgrade our product offerings. The primary drivers are typically software upgrades and development.

	Change between Fiscal Years increase (decrease)
(In thousands)	2022 and 2021	2021 and 2020
Payroll and payroll-related benefits	$17,070	$40,794
Contract labour and consulting	2,576	(838)
Share-based compensation	7,263	4,550
Travel and communication	294	(1,454)
Facilities	(9,053)	8,327
Other miscellaneous	851	(343)
Total change in research and development expenses	$19,001	$51,036
Research and development expenses increased by $19 million during the year ended June 30, 2022 as compared to the prior fiscal year, primarily as a result of recent acquisitions. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $17.1 million. Additionally, share-based compensation expense increased by $7.3 million and contract labour and consulting increased by $2.6 million. These increases were partially offset by reductions in facility-related expenses of $9.1 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable compared to the prior fiscal year at 13%.
Our research and development labour resources increased by 150 employees, from 4,176 employees at June 30, 2021 to 4,326 employees at June 30, 2022.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Fiscal Years increase (decrease)
(In thousands)	2022 and 2021	2021 and 2020
Payroll and payroll-related benefits	$38,613	$28,343
Commissions	6,993	11,530
Contract labour and consulting	2	135
Share-based compensation	4,316	8,977
Travel and communication	3,806	(14,641)
Marketing expenses	9,579	11,522
Facilities	(3,991)	(4,151)
Credit loss expense (recovery)	(9,045)	(4,329)
Other miscellaneous	4,624	(209)
Total change in sales and marketing expenses	$54,897	$37,177
Sales and marketing expenses increased by $54.9 million during the year ended June 30, 2022 as compared to the prior fiscal year, partially as a result of recent acquisitions. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $38.6 million. Additionally, marketing expenses increased by $9.6 million, commissions increased by $7.0 million, other miscellaneous costs increased by $4.6 million, share-based compensation expense increased by $4.3 million and travel and communication expenses increased by $3.8 million. These increases were partially offset by reductions in credit loss expense of $9.0 million and reductions in facility-related expenses of $4.0 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 19% from 18% the prior fiscal year.
Our sales and marketing labour resources increased by 256 employees, from 2,454 employees at June 30, 2021 to 2,710 employees at June 30, 2022.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Fiscal Years increase (decrease)
(In thousands)	2022 and 2021	2021 and 2020
Payroll and payroll-related benefits	47,831	$11,580
Contract labour and consulting	5,294	464
Share-based compensation	2,478	5,159
Travel and communication	5,827	(3,922)
Facilities	322	(3,838)
Other miscellaneous	(8,188)	16,546
Total change in general and administrative expenses	$53,564	$25,989
General and administrative expenses increased by $53.6 million during the year ended June 30, 2022 as compared to the prior fiscal year, partially as a result of recent acquisitions. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $47.8 million. Additionally, travel and communication expenses increased by $5.8 million, contract labour and consulting increased by $5.3 million and share-based compensation expense increased by $2.5 million. These increases were partially offset by reductions in other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, of $8.2 million. Overall, general and administrative expenses, as a percentage of total revenues, increased to 9% from 8% in the prior fiscal year.
Our general and administrative labour resources increased by 105 employees, from 1,866 employees at June 30, 2021 to 1,971 employees at June 30, 2022.
Depreciation expenses:

	Year Ended June 30,
(In thousands)	2022	Change increase (decrease)	2021	Change increase (decrease)	2020
Depreciation	$88,241	$2,976	$85,265	$(4,193)	$89,458
Depreciation expenses increased during the year ended June 30, 2022 by $3.0 million compared to the prior fiscal year.

Depreciation expenses as a percentage of total revenue remained stable for the year ended June 30, 2022 at 3% compared to the prior fiscal year.
Amortization of acquired customer-based intangible assets:

	Year Ended June 30,
(In thousands)	2022	Change increase (decrease)	2021	Change increase (decrease)	2020
Amortization of acquired customer-based intangible assets	$217,105	$561	$216,544	$(3,015)	$219,559
Amortization of acquired customer-based intangible assets increased during the year ended June 30, 2022 by $0.6 million as compared to the prior fiscal year. This was due to an increase of $9.4 million relating to amortization of newly acquired customer-based intangible assets from recent acquisitions, partially offset by a reduction of $8.8 million relating to intangible assets from previous acquisitions becoming fully amortized.
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

	Year Ended June 30,
(In thousands)	2022	Change increase (decrease)	2021	Change increase (decrease)	2020
Special charges (recoveries)	$46,873	$45,125	$1,748	$(98,680)	$100,428
Special charges (recoveries) increased by $45.1 million during the year ended June 30, 2022 as compared to the prior fiscal year. This was primarily due to an increase in restructuring activities of $27.2 million related to abandoned facilities and a decrease in comparative period recoveries for the Fiscal 2022 Restructuring Plan, COVID-19 Restructuring Plan and Fiscal 2020 Restructuring Plan.
Additionally, acquisition related costs increased by $1.0 million and other miscellaneous charges increased by $17.0 million, primarily driven by pre-acquisition equity incentives, which upon acquisition were replaced by equivalent value cash settlements (see Note 19 “Acquisitions” to our Consolidated Financial Statements) compared to the same period in the prior fiscal year.
For more details on Special charges (recoveries), see Note 18 “Special Charges (Recoveries)” to our Consolidated Financial Statements.
Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Year Ended June 30,
(In thousands)	2022	Change increase (decrease)	2021	Change increase (decrease)	2020
Foreign exchange gains (losses)	$(2,670)	$(1,397)	$(1,273)	$2,911	$(4,184)
OpenText share in net income (loss) of equity investees (1)	58,702	(4,195)	62,897	54,197	8,700
Loss on debt extinguishment (2)	(27,413)	(27,413)	—	17,854	(17,854)
Other miscellaneous income (expense)	499	689	(190)	(1,582)	1,392
Total other income (expense), net	$29,118	$(32,316)	$61,434	$73,380	$(11,946)
__________________________
(1)Represents our share in net income of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see Note 9 “Prepaid Expenses and Other Assets” to our Consolidated Financial Statements for more details).
(2)On December 9, 2021, we redeemed Senior Notes 2026 in full, which resulted in a loss on debt extinguishment of $27.4 million. Of this, $25.0 million related to the early termination call premium, $6.2 million related to unamortized debt issuance costs and ($3.8) million related to unamortized premium (see Note 11 “Long-Term Debt” to our Consolidated Financial Statements for more details). On March 5, 2020, we redeemed in full $800 million aggregate principal amount of our 5.625% Senior Notes due 2023 (Senior Notes 2023), which resulted in a loss on debt extinguishment of $17.9 million. Of this, $6.7 million related to unamortized debt issuance costs and the remaining $11.2 million related to the early termination call premium.
Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Year Ended June 30,
(In thousands)	2022	Change increase (decrease)	2021	Change increase (decrease)	2020
Interest expense related to total outstanding debt (1)	$151,569	$5,923	$145,646	$(3,558)	$149,204
Interest income	(4,637)	(781)	(3,856)	7,912	(11,768)
Other miscellaneous expense	10,948	1,171	9,777	835	8,942
Total interest and other related expense, net	$157,880	$6,313	$151,567	$5,189	$146,378
__________________________
(1)For more details see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
Provision for Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Year Ended June 30,
(In thousands)	2022	Change increase (decrease)	2021	Change increase (decrease)	2020
Provision for income taxes	$118,752	$(221,154)	$339,906	$229,069	$110,837
The effective tax rate decreased to a provision of 23.0% for the year ended June 30, 2022, compared to a provision of 52.2% for the year ended June 30, 2021. Tax expense decreased from $339.9 million during the year ended June 30, 2021 to $118.8 million during the year ended June 30, 2022. This was primarily due to (i) a decrease of $300.6 million related to Internal Revenue Service (IRS) settlements in Fiscal 2021, (ii) a decrease of $37.5 million related to lower net income before taxes, (iii) a decrease of $10.8 million related to passive income from foreign subsidiaries, (iv) a decrease of $9.6 million related to tax accruals on unremitted earnings and (v) a decrease of $8.0 million for base erosion and anti-abuse tax (BEAT). These were partially offset by (i) an increase of $94.3 million for changes in unrecognized tax benefits, (ii) a net increase of $46.8 million related to internal reorganizations and (iii) an increase of $3.5 million for change in valuation allowance. The remainder of the difference was due to normal course movements and non-material items.
For information on certain potential tax contingencies, including the CRA matter, see Note 14 “Guarantees and Contingencies” and Note 15 “Income Taxes” to our Consolidated Financial Statements. Please also see Part I, Item 1A, “Risk Factors” within this Annual Report on Form 10-K.

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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2022
(In thousands, except for per share data)

	Year Ended June 30, 2022
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$511,713		$(5,285)	(1)	$506,428
Customer support	121,485		(2,399)	(1)	119,086
Professional service and other	216,895		(3,740)	(1)	213,155
Amortization of acquired technology-based intangible assets	198,607		(198,607)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	2,431,643	69.6%	210,031	(3)	2,641,674	75.6%
Operating expenses
Research and development	440,448		(17,122)	(1)	423,326
Sales and marketing	677,118		(22,628)	(1)	654,490
General and administrative	317,085		(18,382)	(1)	298,703
Amortization of acquired customer-based intangible assets	217,105		(217,105)	(2)	—
Special charges (recoveries)	46,873		(46,873)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	644,773		532,141	(5)	1,176,914
Other income (expense), net	29,118		(29,118)	(6)	—
Provision for income taxes	118,752		23,913	(7)	142,665
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	397,090		479,110	(8)	876,200
GAAP-based EPS / Non-GAAP-based EPS-diluted, attributable to OpenText	$1.46		$1.76	(8)	$3.22
_________________________________
(1)Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.
(3)GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)Adjustment relates to the exclusion of special charges (recoveries) from our Non-GAAP-based operating expenses as special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include certain charges or recoveries that are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results. See Note 18 “Special Charges (Recoveries)” to our Consolidated Financial Statements for more details.
(5)GAAP-based and Non-GAAP-based income from operations stated in dollars.
(6)Adjustment relates to the exclusion of other income (expense) from our Non-GAAP-based operating expenses as other income (expense) generally relates to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results. Other income (expense) also includes our share of income (losses) from our holdings in investments as a limited partner. We do not actively trade equity securities in these privately held companies nor do we plan our ongoing operations based around any anticipated fundings or distributions from these investments. We exclude gains and losses on these investments as we do not believe they are reflective of our ongoing business and operating results.
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 23% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2022
		Per share diluted
GAAP-based net income, attributable to OpenText	$397,090	$1.46
Add:
Amortization	415,712	1.52
Share-based compensation	69,556	0.26
Special charges (recoveries)	46,873	0.17
Other (income) expense, net	(29,118)	(0.11)
GAAP-based provision for income taxes	118,752	0.44
Non-GAAP-based provision for income taxes	(142,665)	(0.52)
Non-GAAP-based net income, attributable to OpenText	$876,200	$3.22
Reconciliation of Adjusted EBITDA

Year Ended June 30, 2022
GAAP-based net income, attributable to OpenText	$397,090
Add:
Provision for income taxes	118,752
Interest and other related expense, net	157,880
Amortization of acquired technology-based intangible assets	198,607
Amortization of acquired customer-based intangible assets	217,105
Depreciation	88,241
Share-based compensation	69,556
Special charges (recoveries)	46,873
Other (income) expense, net	(29,118)
Adjusted EBITDA	$1,264,986

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2021
(In thousands, except for per share data)

	Year Ended June 30, 2021
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$481,818		$(3,419)	(1)	$478,399
Customer support	122,753		(1,910)	(1)	120,843
Professional service and other	197,183		(2,565)	(1)	194,618
Amortization of acquired technology-based intangible assets	218,796		(218,796)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	2,351,649	69.4%	226,690	(3)	2,578,339	76.1%
Operating expenses
Research and development	421,447		(9,859)	(1)	411,588
Sales and marketing	622,221		(18,312)	(1)	603,909
General and administrative	263,521		(15,904)	(1)	247,617
Amortization of acquired customer-based intangible assets	216,544		(216,544)	(2)	—
Special charges (recoveries)	1,748		(1,748)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	740,903		489,057	(5)	1,229,960
Other income (expense), net	61,434		(61,434)	(6)	—
Provision for income taxes	339,906		(188,931)	(7)	150,975
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	310,672		616,554	(8)	927,226
GAAP-based EPS / Non-GAAP-based EPS-diluted, attributable to OpenText	$1.14		$2.25	(8)	$3.39
_________________________________________
(1)Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.
(3)GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)Adjustment relates to the exclusion of special charges (recoveries) from our Non-GAAP-based operating expenses as special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include certain charges or recoveries that are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results. See Note 18 “Special Charges (Recoveries)” to our Consolidated Financial Statements for more details.
(5)GAAP-based and Non-GAAP-based income from operations stated in dollars.
(6)Adjustment relates to the exclusion of other income (expense) from our Non-GAAP-based operating expenses as other income (expense) generally relates to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results. Other income (expense) also includes our share of income (losses) from our holdings in investments as a limited partner. We do not actively trade equity securities in these privately held companies nor do we plan our ongoing operations based around any anticipated fundings or distributions from these investments. We exclude gains and losses on these investments as we do not believe they are reflective of our ongoing business and operating results.
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 52% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense. The GAAP-based tax provision rate for the year ended June 30, 2021 includes an income tax provision charge from IRS settlements partially offset by a tax benefit from the release of unrecognized tax benefits due to the conclusion of relevant tax audits that was recognized during the second quarter of Fiscal 2021.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2021
		Per share diluted
GAAP-based net income, attributable to OpenText	$310,672	$1.14
Add:
Amortization	435,340	1.59
Share-based compensation	51,969	0.19
Special charges (recoveries)	1,748	0.01
Other (income) expense, net	(61,434)	(0.22)
GAAP-based provision for income taxes	339,906	1.23
Non-GAAP-based provision for income taxes	(150,975)	(0.55)
Non-GAAP-based net income, attributable to OpenText	$927,226	$3.39
Reconciliation of Adjusted EBITDA

Year Ended June 30, 2021
GAAP-based net income, attributable to OpenText	$310,672
Add:
Provision for income taxes	339,906
Interest and other related expense, net	151,567
Amortization of acquired technology-based intangible assets	218,796
Amortization of acquired customer-based intangible assets	216,544
Depreciation	85,265
Share-based compensation	51,969
Special charges (recoveries)	1,748
Other (income) expense, net	(61,434)
Adjusted EBITDA	$1,315,033

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2020
(In thousands, except for per share data)

	Year Ended June 30, 2020
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$449,940		$(1,642)	(1)	$448,298
Customer support	123,894		(1,207)	(1)	122,687
Professional service and other	212,903		(1,294)	(1)	211,609
Amortization of acquired technology-based intangible assets	205,717		(205,717)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	2,105,961	67.7%	(209,860)	(3)	2,315,821	74.5%
Operating expenses
Research and development	370,411		(5,309)	(1)	365,102
Sales and marketing	585,044		(9,335)	(1)	575,709
General and administrative	237,532		(10,745)	(1)	226,787
Amortization of acquired customer-based intangible assets	219,559		(219,559)	(2)	—
Special charges (recoveries)	100,428		(100,428)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	503,529		555,236	(5)	1,058,765
Other income (expense), net	(11,946)		11,946	(6)	—
Provision for (recovery of) income taxes	110,837		16,897	(7)	127,734
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	234,225		550,285	(8)	784,510
GAAP-based EPS/ Non-GAAP-based EPS-diluted, attributable to OpenText	$0.86		$2.03	(8)	$2.89
_________________________________________
(1)Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.
(3)GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)Adjustment relates to the exclusion of special charges (recoveries) from our Non-GAAP-based operating expenses as special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include certain charges or recoveries that are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results. See Note 18 "Special Charges (Recoveries)" to our Consolidated Financial Statements for more details.
(5)GAAP-based and Non-GAAP-based income from operations stated in dollars.
(6)Adjustment relates to the exclusion of other income (expense) from our Non-GAAP-based operating expenses as other income (expense) generally relates to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results. Other income (expense) also includes our share of income (losses) from our holdings in investments as a limited partner. We do not actively trade equity securities in these privately held companies nor do we plan our ongoing operations based around any anticipated fundings or distributions from these investments. We exclude gains and losses on these investments as we do not believe they are reflective of our ongoing business and operating results.
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 32% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2020
		Per share diluted
GAAP-based net income, attributable to OpenText	$234,225	$0.86
Add:
Amortization	425,276	1.56
Share-based compensation	29,532	0.11
Special charges (recoveries)	100,428	0.37
Other (income) expense, net	11,946	0.04
GAAP-based provision for (recovery of) income taxes	110,837	0.41
Non-GAAP-based provision for income taxes	(127,734)	(0.46)
Non-GAAP-based net income, attributable to OpenText	$784,510	$2.89
Reconciliation of Adjusted EBITDA

Year Ended June 30, 2020
GAAP-based net income, attributable to OpenText	$234,225
Add:
Provision for (recovery of) income taxes	110,837
Interest and other related expense, net	146,378
Amortization of acquired technology-based intangible assets	205,717
Amortization of acquired customer-based intangible assets	219,559
Depreciation	89,458
Share-based compensation	29,532
Special charges (recoveries)	100,428
Other (income) expense, net	11,946
Adjusted EBITDA	$1,148,080

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of June 30, 2022	Change increase (decrease)	As of June 30, 2021	Change increase (decrease)	As of June 30, 2020
Cash and cash equivalents	$1,693,741	$86,435	$1,607,306	$(85,544)	$1,692,850
Restricted cash (1)	2,170	(324)	2,494	(1,919)	4,413
Total cash, cash equivalents and restricted cash	$1,695,911	$86,111	$1,609,800	$(87,463)	$1,697,263
__________________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Consolidated Balance Sheets (see Note 9 “Prepaid Expenses and Other Assets” to our Consolidated Financial Statements for more details).

	Year Ended June 30,
(In thousands)	2022	Change	2021	Change	2020
Cash provided by operating activities	$981,810	$105,690	$876,120	$(78,416)	$954,536
Cash used in investing activities	$(970,959)	$(902,189)	$(68,770)	$1,400,647	$(1,469,417)
Cash provided by (used in) financing activities	$138,456	$1,063,003	$(924,547)	$(2,193,326)	$1,268,779
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
As of June 30, 2022, we have recognized a provision of $19.9 million (June 30, 2021—$27.5 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
We have deferred a total of approximately $99.0 million of tax payments under the CARES Act and other COVID-19 related tax relief programs in EMEA since our fourth quarter of Fiscal 2020. During the year ended June 30, 2022, we made repayments of approximately $16.0 million related to amounts previously deferred. As of June 30, 2022, we have remaining deferrals of $23.0 million which will become payable throughout Fiscal 2023.
Cash flows provided by operating activities
Cash flows from operating activities increased by $105.7 million, due to an increase in net income after the impact of non-cash items of $25.9 million and a increase in changes from working capital of $80.0 million.
The increase in operating cash flow from changes in working capital was primarily due to the net impact of the following increases:
(i)$175.4 million relating to income taxes payable, net of receivables;
(ii)$23.3 million relating to net operating lease assets and liabilities;
(iii)$21.0 million relating to accounts receivable;
(iv)$5.4 million relating to other assets; and
(v)$1.4 million relating to contract assets.
These increases in operating cash flows were partially offset by the following decreases:
(i)$51.7 million relating to prepaid expenses and other current assets;
(ii)$50.3 million relating to accounts payable and accrued liabilities; and
(iii)$44.5 million relating to deferred revenues.
During the fourth quarter of Fiscal 2022 our days sales outstanding (DSO) was 43 days compared to a DSO of 44 days during the fourth quarter of Fiscal 2021, largely a result of improvement in collections efficiency. The per day impact of our

DSO in the fourth quarter of Fiscal 2022 and Fiscal 2021 on our cash flows was $10.0 million and $9.9 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $902.2 million, primarily due to consideration paid for acquisitions during Fiscal 2022, which includes cash paid for the acquisitions of Zix of $856.2 million and Bricata of $17.8 million.
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
Cash flows provided by financing activities increased by $1.1 billion. This is primarily due to the net impact of the following activities:
(i)$1.5 billion relating to proceeds from the issuance of Senior Notes 2031 and Senior Notes 2029 (both defined below), of which a portion of the net proceeds was used to redeem $850 million of our Senior Notes 2026 (as defined below).
The increases in cash flows provided by financing activities were partially offset by the following decreases:
(i)$250.0 million relating to higher repayments of our long-term debt and Revolver (as defined below), which is inclusive of $850 million redemption of Senior Notes 2026 (as defined below) during our second quarter of Fiscal 2022, partially offset by $600.0 million repaid on amounts previously drawn on our Revolver in the second quarter of Fiscal 2021;
(ii)$177.0 million relating to the repurchase and cancellation of 3,809,559 Common Shares under our share repurchase plans authorized on both November 5, 2020 and November 4, 2021 (as discussed below);
(iii)$25.0 million relating to early call termination premium upon redemption of Senior Notes 2026 and $17.2 million relating to debt issuance costs for the issuance of Senior Notes 2031 and Senior Notes 2029;
(iv)$27.0 million relating to higher cash dividends paid to shareholders;
(v)$12.9 million lower proceeds from the issuance of Common Shares for the exercise of options and the OpenText Employee Stock Purchase Plan (ESPP);
(vi)$46.8 million relating to cash used in the repurchase of Common Shares on the open market for potential reissuance under our Long-Term Incentive Plans (LTIP) or other stock compensation plans; and
(vii)$0.4 million relating to a cash distribution to non-controlling interests holder.
Cash Dividends
During the year ended June 30, 2022, we declared and paid cash dividends of $0.8836 per Common Share in the aggregate amount of $237.7 million (year ended June 30, 2021 and 2020—$0.7770 and $0.6984 per Common Share, respectively, in the aggregate amount of $210.7 million and $188.7 million, respectively).
Future declarations of dividends and the establishment of future record and payment dates are subject to final determination and discretion of the Board. See Item 5 “Dividend Policy” included in this Annual Report on Form 10-K for more information.
Long-term Debt and Credit Facilities
Senior Unsecured Fixed Rate Notes
Senior Notes 2031
On November 24, 2021, OpenText Holdings, Inc. (OTHI), a wholly-owned indirect subsidiary of the Company, issued $650 million in aggregate principal amount of 4.125% Senior Notes due 2031 guaranteed by the Company (Senior Notes 2031) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2031 bear interest at a rate of 4.125% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2022. Senior Notes 2031 will mature on December 1, 2031, unless earlier redeemed, in accordance with their terms, or repurchased.
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
Senior Notes 2030
On February 18, 2020 Open Text Holdings, Inc. (OTHI), a wholly-owned indirect subsidiary of the Company, issued $900 million in aggregate principal amount of 4.125% Senior Notes due 2030 guaranteed by the Company (Senior Notes 2030) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2030 bear interest at a rate of 4.125% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2030 will mature on February 15, 2030, unless earlier redeemed, in accordance with their terms, or repurchased.
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
Senior Notes 2026
On May 31, 2016 we issued $600 million in aggregate principal amount of 5.875% Senior Notes due 2026 (Senior Notes 2026) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2026 had interest at a rate of 5.875% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2016. Senior Notes 2026 would have matured on June 1, 2026.
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
On December 9, 2021, we redeemed Senior Notes 2026 in full at a price equal to 102.9375% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. A portion of the net proceeds from the offerings of Senior

Notes 2029 and Senior Notes 2031 was used to redeem Senior Notes 2026. Upon redemption, Senior Notes 2026 were cancelled, and any obligation thereunder was extinguished. The resulting loss of $27.4 million, consisting of $25.0 million relating to the early termination call premium, $6.2 million relating to unamortized debt issuance costs and ($3.8) million relating to unamortized premium, has been recorded as a component of Other income (expense), net in our Consolidated Statements of Income. See Note 23 “Other Income (Expense), Net” to our Consolidated Financial Statements.
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
Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver. Term Loan B has a seven-year term, maturing in May 2025.
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the Eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of June 30, 2022, the outstanding balance on the Term Loan B bears an interest rate of 2.81%. For more information regarding the impact and discontinuance of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2022, our consolidated net leverage ratio was 2.0:1.
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. For more information regarding the impact and discontinuance of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2021.
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
As of June 30, 2022, we had no outstanding balance under the Revolver (June 30, 2021—nil).
For further details relating to our debt, please see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
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
Share Repurchase Plan / Normal Course Issuer Bid
On November 5, 2020, the Board authorized the Fiscal 2021 Repurchase Plan, pursuant to which we were authorized to purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2020, up to an aggregate of $350 million of our Common Shares on the NASDAQ Global Select Market, the TSX and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. The price that we were authorized to pay for Common Shares in open market transactions was the market price at the time of purchase or such other price as was permitted by applicable law or stock exchange rules.
The Fiscal 2021 Repurchase Plan was effected in accordance with Rule 10b-18 under the Exchange Act (Rule 10b-18). Purchases made under the Fiscal 2021 Repurchase Plan were subject to a limit of 13,618,774 shares (representing 5% of the Company’s issued and outstanding Common Shares as of November 4, 2020). All Common Shares purchased by us pursuant to the Fiscal 2021 Repurchase Plan were cancelled.
On November 4, 2021, the Board authorized the Fiscal 2022 Repurchase Plan, pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares on the NASDAQ Global Select Market, the Toronto Stock Exchange (as part of a Fiscal 2022 NCIB) and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. The price that we have paid and will pay for Common Shares in open market transactions has been and will be the market price at the time of purchase or such other price as may be permitted by applicable law or stock exchange rules.
The Fiscal 2022 Repurchase Plan has been and will be effected in accordance with Rule 10b-18. Purchases made under the Fiscal 2022 Repurchase Plan are subject to a limit of 13,638,008 shares (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021). All Common Shares purchased by us pursuant to the Fiscal 2022 Repurchase Plan have been and will be cancelled.
During the year ended June 30, 2022, we repurchased and cancelled 3,809,559 Common Shares for $177.0 million (year ended June 30, 2021 and 2020— 2,500,000 and nil Common Shares for $119.1 million and nil, respectively). Share repurchases during the year ended June 30, 2022 were completed under our share repurchase plans authorized on both November 5, 2020 and November 4, 2021.
Normal Course Issuer Bid
The Company established the Fiscal 2021 NCIB in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2021 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2021 NCIB pursuant to which the Company was authorized to purchase Common Shares over the TSX for the period commencing November 12, 2020 until November 11, 2021 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that could be purchased in this period was 13,618,774 (representing 5% of the Company’s issued and outstanding Common Shares as of November 4, 2020), and the maximum number of Common Shares that could be purchased on a single day was 143,424 Common Shares, which was 25% of 573,699 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31, 2020), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18.
The Company renewed the Fiscal 2022 NCIB in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2022 Repurchase Plan.
The TSX approved the Company's notice of intention to commence the Fiscal 2022 NCIB pursuant to which the Company may purchase Common Shares over the TSX for the period commencing November 12, 2021 until November 11, 2022 in accordance with the TSX's normal course issuer bid rules, including that such purchases are to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 13,638,008 (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021), and the maximum number of Common Shares that may be purchased on a single day is 112,590 Common Shares, which is 25% of 450,361 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31,

2021), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18.
Pensions
As of June 30, 2022, our total unfunded pension plan obligations were $63.5 million, of which $2.5 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans, Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP), for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2023	$907	$915	$85
2024	942	937	122
2025	990	926	170
2026	1,030	920	179
2027	1,078	911	544
2028 to 2032	6,464	22,047	2,740
Total	$11,411	$26,656	$3,840
For a detailed discussion on pensions, see Note 12 “Pension Plans and Other Post Retirement Benefits” to our Consolidated Financial Statements.
Commitments and Contractual Obligations
As of June 30, 2022, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2022 - June 30, 2023	July 1, 2023 - June 30, 2025	July 1, 2025 - June 30, 2027	July 1, 2027 and beyond
Long-term debt obligations (1)	$5,344,048	$168,919	$1,262,379	$263,500	$3,649,250
Operating lease obligations (2)	278,179	62,833	94,212	56,855	64,279
Purchase obligations for contracts not accounted for as lease obligations	124,095	68,143	43,273	12,679	—
	$5,746,322	$299,895	$1,399,864	$333,034	$3,713,529
__________________________
(1)Includes interest up to maturity and principal payments. Please see Note 11 “Long-Term Debt” to our Consolidated Financial Statements for more details.
(2)Represents the undiscounted future minimum lease payments under our operating leases liabilities and excludes sublease income expected to be received under our various sublease agreements with third parties. Please see Note 6 “Leases” to our Consolidated Financial Statements for more details.
Guarantees and Indemnifications
We have entered into customer agreements which may include provisions to indemnify our customers against third party claims that our software products or services infringe certain third-party intellectual property rights and for liabilities related to a breach of our confidentiality obligations. We have not made any material payments in relation to such indemnification provisions and have not accrued any liabilities related to these indemnification provisions in our Consolidated Financial Statements.
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2022, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $75 million. As of June 30, 2022, we have provisionally paid approximately $34 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on the Consolidated Balance Sheets as of June 30, 2022.
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
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 (including any penalties) are without merit, and we are continuing to contest these reassessments. On June 30, 2022, we filed a notice of appeal with the Tax Court of Canada seeking to reverse all such reassessments (including any penalties) in full.
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
The CRA has also audited Fiscal 2017 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. In conjunction with the Fiscal 2017 audit, the CRA issued a proposal letter dated April 7, 2021 (Proposal Letter) indicating to us that it proposes to reassess our Fiscal 2017 tax year to reduce the depreciable basis of these assets. We have made extensive submissions in support of our position. CRA’s position for Fiscal 2017 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. On January 27, 2022, the CRA issued a notice of reassessment in respect of Fiscal 2017 on the basis of its position set forth in the Proposal Letter. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and intend to vigorously defend our original filing position, We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2024 while the matter is in dispute.
We will continue to vigorously contest the adjustments to our taxable income and any penalty and interest assessments, as well as any reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Annual Report on Form 10-K, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Consolidated Financial Statements. The CRA is currently in preliminary stages of auditing Fiscal 2018 and Fiscal 2019.
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the “Securities Actions”). On November 21, 2019, the district court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. The motion was fully briefed in June 2020 and a hearing on the motion to dismiss the Securities Actions was held on October 15, 2020. Following the hearing, on October 22, 2020, the district court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. On December 21, 2021, the First Circuit issued a decision reversing and remanding the Securities Actions to the district court for further proceedings. The defendants remain confident in their position, believe the Securities Actions are without merit and will continue to vigorously defend the matter.
Carbonite vs Realtime Data
On February 27, 2017, before our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (Realtime Data) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas “Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL).” Therein, it alleged that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S. District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the same asserted patents against other companies. After a stay pending appeal in one of those suits, on January 21, 2021, the district court held a hearing to construe the claims of the asserted patents. As to the fourth patent asserted against Carbonite, on September 24, 2019, the U.S. Patent & Trademark Office Patent Trial and Appeal Board invalidated certain claims of that patent, including certain claims that had been asserted against Carbonite. The parties then jointly stipulated to dismiss that patent from this action. On August 23, 2021, in one of the suits against other companies, the District of Delaware (No. 1:17-cv-800), held all of the patents asserted against Carbonite to be invalid. Realtime Data has appealed that decision to the U.S. Court of Appeals for the Federal Circuit. We continue to vigorously defend the matter, and the U.S. District Court for the District of Massachusetts has issued a claim construction order. We anticipate motion practice based upon the result of that order. We have not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and we remain unable to reasonably estimate a possible loss or range of loss associated with this litigation.
Please also see Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.

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
As of June 30, 2022, we had an outstanding balance of $957.5 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of June 30, 2022, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.6 million, assuming that the loan balance as of June 30, 2022 is outstanding for the entire period (June 30, 2021—$9.7 million).
As of June 30, 2022, we had no outstanding balance under the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of June 30, 2022, with no outstanding balance on the Revolver, an adverse change of one percent on the interest rate would have no effect on our annual interest payment (June 30, 2021—nil).
For more information regarding the impact and discontinuance of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” on this Annual Report on Form 10-K.
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
Based on the foreign exchange forward contracts outstanding as of June 30, 2022, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.5 million in the mark to market on our existing foreign exchange forward contracts (June 30, 2021—$0.7 million).
Foreign currency translation risk
Our reporting currency is the U.S. dollar. Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. In particular, the amount of cash and cash equivalents that we report in U.S. dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income (loss) on our Consolidated Balance Sheets).

The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of June 30, 2022 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at June 30, 2022	U.S. Dollar Equivalent at June 30, 2021
Euro	$254,546	$331,974
British Pound	44,020	78,140
Canadian Dollar	14,640	26,632
Swiss Franc	48,674	44,900
Other foreign currencies	127,060	128,879
Total cash and cash equivalents denominated in foreign currencies	488,940	610,525
U.S. Dollar	1,204,801	996,781
Total cash and cash equivalents	$1,693,741	$1,607,306
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $48.9 million (June 30, 2021—$61.1 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk.”
Item 8. Financial Statements and Supplementary Data
The response to this Item 8 is submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed our ICFR as of June 30, 2022, the end of our most recent fiscal year. In making our assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management has excluded the ICFR of Zix, which we acquired on December 23, 2021 as discussed in Note 19 “Acquisitions” to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Total revenues subject to Zix’s ICFR represented 2.5% of our consolidated total revenues for the fiscal year ended June 30, 2022. Total assets subject to Zix’s ICFR represented 9.6% of our consolidated total assets as of June 30, 2022 (of which $868 million, or 8.5% of our consolidated total assets, represents goodwill and net intangible assets subject to our internal control over financial reporting as of June 30, 2022). Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of ICFR for a period of up to one year following an acquisition while integrating the acquired company.
Based on the results of our evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our ICFR was effective as of June 30, 2022. The results of our management’s assessment were reviewed with our Audit Committee and the conclusion that our ICFR was effective as of June 30, 2022 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.
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
(D) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that, except as noted above with respect to the acquisition of Zix, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth certain information as to our directors and executive officers as of July 30, 2022.

Name	Age	Office and Position Currently Held With Company
Mark J. Barrenechea	57	Vice Chair, Chief Executive Officer and Chief Technology Officer, Director
Madhu Ranganathan	58	Executive Vice President, Chief Financial Officer
Michael Acedo	41	Senior Vice President, Chief Legal Officer & Corporate Secretary
Gordon A. Davies	60	Executive Vice President, Special Advisor to the Chief Executive Officer
Prentiss Donohue	52	Executive Vice President, SMB/C Sales
Paul Duggan	47	Executive Vice President, Worldwide Renewals
Simon Harrison	52	Executive Vice President, Enterprise Sales
Kristina Lengyel	54	Executive Vice President, Customer Solutions
Muhi Majzoub	62	Executive Vice President, Chief Product Officer
James McGourlay	53	Executive Vice President, International Sales
Renee McKenzie	47	Senior Vice President, Chief Information Officer
Sandy Ono	40	Executive Vice President, Chief Marketing Officer
Douglas M. Parker	51	Executive Vice President, Corporate Development
Howard Rosen	58	Senior Vice President, Chief Accounting Officer
Brian Sweeney	58	Executive Vice President, Chief Human Resources Officer
P. Thomas Jenkins	62	Chairman of the Board
Randy Fowlie (2)(3)	62	Director
Major General David Fraser (3)	65	Director
Gail E. Hamilton (1)	72	Director
Robert Hau (2)	56	Director
Ann M. Powell (1)	56	Director
Stephen J. Sadler	71	Director
Harmit Singh (2)	59	Director
Michael Slaunwhite (1)(3)	61	Director
Katharine B. Stevenson (2)	60	Director
Deborah Weinstein (1)(3)	62	Director
_______________________________
(1)Member of the Compensation Committee.
(2)Member of the Audit Committee.
(3)Member of the Corporate Governance and Nominating Committee.
Mark J. Barrenechea
Mr. Barrenechea joined OpenText in January 2012 as the President and Chief Executive Officer. In January 2016, Mr. Barrenechea took on the role of Chief Technology Officer, while remaining the Company’s Chief Executive Officer. In September 2017, Mr. Barrenechea was appointed Vice Chair, in addition to remaining the Chief Executive Officer and Chief Technology Officer. Before joining OpenText, Mr. Barrenechea was President and Chief Executive Officer of Silicon Graphics International Corporation (SGI), where he also served as a member of the Board. During Mr. Barrenechea's tenure at SGI, he led strategy and execution, which included transformative acquisition of assets, as well as penetrating diverse new markets and geographic regions. Mr. Barrenechea also served as a director of SGI from 2006 to 2012. Prior to SGI, Mr. Barrenechea served as Executive Vice President and CTO for CA, Inc. (CA), (formerly Computer Associates International, Inc.) from 2003 to 2006 and was a member of the executive management team. Before going to CA, Mr. Barrenechea was the Senior Vice President of Applications Development at Oracle Corporation from 1997 to 2003, managing a multi-thousand person global team while serving as a member of the executive management team. From 1994 to 1997, Mr. Barrenechea served as Vice President of Development at Scopus, a software applications company. Prior to Scopus, Mr. Barrenechea was the Vice President of Development at Tesseract, where he was responsible for reshaping the company's line of CRM and human capital management software. Mr. Barrenechea serves as a member of the Board and Audit Committee Chair of Dick's Sporting Goods. In the past five years, Mr. Barrenechea also served as a director of Hamilton Insurance Group and as a board member of Avery Dennison Corporation. Mr. Barrenechea holds a Bachelor of Science degree in computer science from Saint Michael's College. He has been the recipient of many awards, including the 2011 Best Large Company CEO from the San Francisco Business Times and 2015 Results-Oriented CEO of the year by CEO World Awards. Mr. Barrenechea has authored several books including The Intelligent and Connected Enterprise, The Golden Age of Innovation, Digital Manufacturing, Digital Financial Services, On Digital, Digital: Disrupt or Die, eGovernment or Out of Government, Enterprise Information Management: The Next Generation of Enterprise Software. He has also written a number of whitepapers, such as The Resilient Organization: COVID-19 and New Ways to Work, The Cloud: Destination for Innovation, Security: Creating Trust in a Zero Trust World and The Information Advantage.
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
Michael Acedo
Mr. Acedo has served as Senior Vice President, Chief Legal Officer and Corporate Secretary since January 2022. Since joining OpenText in 2014, Mr. Acedo has held various increasingly senior legal roles, primarily supporting corporate governance, external reporting, investor relations, Corporate Citizenship, capital markets, corporate communications, government relations, and merger and acquisitions matters and, most recently, as the Vice President, General Counsel–Corporate & Corporate Secretary. Mr. Acedo is responsible for leading the global legal organization, including the Office of the Chief Compliance Officer and the Corporate Secretarial department. Prior to joining OpenText, Mr. Acedo practiced corporate and securities law, with a concentration on international capital markets and merger and acquisitions transactions, at the global law firm, Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Acedo holds a Law Degree from The University of Western Ontario, Canada (including Law exchange at Hong Kong University) and a B.A. (Honours) from The University of Toronto, and is a member of the New York State Bar Association and a Foreign Legal Consultant with the Law Society of Ontario.
Gordon A. Davies
Mr. Davies joined OpenText as the Chief Legal Officer and Corporate Secretary in September 2009. In March 2016, Mr. Davies was appointed as Executive Vice President, Chief Legal Officer and Corporate Development, and remained the Corporate Secretary until September 2018. In January 2022, Mr. Davies was appointed to serve as Special Advisor to the Chief Executive Officer. After thirteen years, Mr. Davies will retire from OpenText in September 2022. Prior to joining OpenText, Mr. Davies was the Chief Legal Officer and Corporate Secretary of Nortel Networks Corporation. During his sixteen years at Nortel, Mr. Davies acted as Deputy General Counsel and Corporate Secretary during 2008, and as interim Chief Legal Officer and Corporate Secretary in 2005 and again in 2007. He led the Corporate Securities legal team as General Counsel-Corporate from 2003, with responsibility for providing legal support on all corporate and securities law matters, and spent five years in Europe supporting all aspects of the Europe, Middle East and Africa (EMEA) business, ultimately as General Counsel, EMEA. Prior to joining Nortel, Mr. Davies practiced securities law at a major Toronto law firm. Mr. Davies holds an LL.B and an MBA from the University of Ottawa, and a B.A. from the University of British Columbia. He is a member of the Law Society of Upper Canada, the Canadian Bar Association, the Association of Canadian General Counsel and the Society of Corporate Secretaries and Governance Professionals.

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
Paul Duggan
Mr. Duggan has served as Executive Vice President, Worldwide Renewals since July 2021. Prior to this role, Mr. Duggan served as Senior Vice President, Revenue Operations from January 2017 to July 2021. He is responsible for operations across sales, professional services, business networks and customer support. Prior to joining OpenText, Mr. Duggan held various roles at Oracle Corporation, including Group Vice President of Support Renewal Sales, North America from December 1999 to January 2017. Previously, Mr. Duggan served on the advisory board for the Technology Services Industry Association from 2016 to 2017. He has completed executive leadership programs at the University of Michigan Ross School of Business and IESE Business School in Barcelona, Spain.
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
Kristina Lengyel
Ms. Lengyel has served as the Company's Executive Vice President, Customer Solutions since March 2021. Prior to joining OpenText, Ms. Lengyel served as Vice President of Global Solutions at Salesforce from July 2019 to March 2021, heading their global analytics (Tableau) services practice. Ms. Lengyel held key executive roles at Kronos (now Ultimate Kronos Group), overseeing global customer solutions and engineering, from 2010 to 2019. Ms. Lengyel also served as a member of the executive leadership team at Open Solutions (acquired by Fiserv) from 2006 to 2009, and at Concerto (now Aspect) Software from 2001 to 2003. Ms. Lengyel currently serves on the board of Local Measure. Ms. Lengyel holds a Master's Degree in Business Administration from Northeastern University and a Bachelor's Degree in computer engineering from Sault College of Applied Arts and Technology.
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
Sandy Ono
Ms. Ono joined OpenText as Executive Vice President and Chief Marketing Officer in January 2022. Ms. Ono is responsible for driving marketing and communications worldwide, from brand to demand, to deliver growth for the Company. Prior to joining OpenText, Ms. Ono was Vice President, Growth Marketing at Hewlett Packard Enterprise from 2015 to 2022 and in the Strategy & Operations practice at Deloitte Consulting from 2003 to 2015. Ms. Ono has a bachelor’s degree in business administration and rhetoric from UC Berkeley, and her MBA from the Wharton School of Business.
Douglas M. Parker
Mr. Parker has served as the Company’s Executive Vice President, Corporate Development since January 2022. Prior to this, Mr. Parker was the Company’s Senior Vice President, Corporate Development from October 2019 to January 2022. From January 2018 to October 2019, Mr. Parker served as President & Chief Executive Officer of Quarterhill Inc., focused on the acquisition, management and growth of companies in dedicated technology areas. Mr. Parker previously served as Senior Vice President, Corporate Development of OpenText from 2015 to 2017. Prior to this role, Mr. Parker held the position of Vice President, General Counsel & Assistant Secretary from 2009 to 2015, where he was responsible for a variety of corporate legal, litigation management and governance activities. Mr. Parker also served as Executive Sponsor to OpenText Brazil operations in 2014. Prior to joining OpenText, Mr. Parker worked for Nortel Networks Corporation in a variety of senior legal roles, including Managing Attorney, where he was responsible for the company’s global M&A legal function from 2006 to 2009. Mr. Parker holds an Executive Masters of Business Administration from the Richard Ivey School of Business, the University of Western Ontario, a Bachelor of Laws degree from Queen’s University, and a Bachelor of Arts (Honors) degree from Trinity College, the University of Toronto.
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
Brian Sweeney
Mr. Sweeney joined OpenText as Chief Human Resources Officer in October 2018. He has over 25 years of experience as a Human Resource (HR) leader in high growth, global technology businesses, and professional services consulting. He has led organizational growth and transformation initiatives, including international expansion, M&A, global talent management, compensation and benefits, employee engagement, communication and cultural transformation. Prior to joining OpenText, Mr. Sweeney worked at Amgen Inc. from 2003 to 2018, where he served in various HR leadership roles, including Global VP of HR, Head of HR for Global R&D and VP of International Human Resources. Prior to this, Mr. Sweeney worked at Dell, where he served as Director of Worldwide Compensation and Benefits from 1993 to 1997 and HR Director from 1997 to 2001. From 1989 to 1992, Mr. Sweeney was a Human Resource consultant at AON Hewitt Associates, working across multiple client industry sectors in the practice areas of employee benefits and executive compensation. Earlier in his professional career, Mr. Sweeney worked in corporate sales and sales management for Steelcase, Inc. Mr. Sweeney holds an MBA from the University of Michigan and a Bachelor's degree in Sociology from Vanderbilt University.
P. Thomas Jenkins
Mr. Jenkins is Chair of the Board of OpenText. From 1994 to 2005, Mr. Jenkins was President, then Chief Executive Officer and then from 2005 to 2013, Chief Strategy Officer of OpenText. Mr. Jenkins has served as a Director of OpenText since 1994 and as its Chairman since 1998. In addition to his OpenText responsibilities, Mr. Jenkins is Chair of the World Wide Web Foundation, a Commissioner of the Tri-Lateral Commission. Mr. Jenkins has also served as a board member of Manulife Financial Corporation, Thomson Reuters Inc. and TransAlta Corporation. He was also past Chair of the Ontario Global 100 (OG100) and past Canadian Co-Chair of the Atlantik Bruecke. He was the tenth Chancellor of the University of Waterloo and was the Chair of the National Research Council of Canada (NRC). Mr. Jenkins received an M.B.A. from Schulich School of Business at York University, an M.A.Sc. from the University of Toronto and a B.Eng. & Mgt. from McMaster University. Mr. Jenkins received honorary doctorates from six universities. He is a member of the Waterloo Region Entrepreneur Hall of Fame, a Companion of the Canadian Business Hall of Fame and recipient of the Ontario Entrepreneur of the Year award, the McMaster Engineering L.W. Shemilt Distinguished Alumni Award and the Schulich School of Business Outstanding Executive Leadership award. He is a Fellow of the Canadian Academy of Engineering (FCAE). Mr. Jenkins was awarded the Canadian Forces Decoration (CD), the Queen's Diamond Jubilee Medal (QJDM) and the Cross of the Order of Merit of the Federal Republic of Germany. Mr. Jenkins is an Officer of the Order of Canada (OC).
Randy Fowlie
Mr. Fowlie has served as a director of OpenText since March 1998. From December 2010 to April 2017, Mr. Fowlie was the President and CEO of RDM Corporation, a leading provider of specialized hardware and software solutions in the electronic payment industry. Mr. Fowlie operated a consulting practice from July 2006 to December 2010. From January 2005 until July 2006, Mr. Fowlie held the position of Vice President and General Manager, Digital Media, of Harris Corporation, formerly Leitch Technology Corporation (Leitch), a company that was engaged in the manufacturing of audio and video infrastructure products for the professional broadcast and video industry. From June 1999 to January 2005, Mr. Fowlie held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation (Inscriber), a software company providing products to the broadcast and video industry. From February 1998 to June 1999, Mr. Fowlie was the Chief Financial Officer of Inscriber. Inscriber was acquired by Leitch in January 2005. Prior to working at Inscriber Mr. Fowlie was a partner with KPMG LLP, Chartered Accountants, where he worked from 1984 to February 1998. Mr. Fowlie received a B.B.A.(Honours) from Wilfrid Laurier University and is a Chartered Professional Accountant. Mr. Fowlie is also a director of InvestorCom Inc. and Sapphire Digital Health Solutions Inc., both privately held companies. In the last five years, Mr. Fowlie also served as a director of Dye & Durham Limited (TSX: DND) a leading provider of cloud-based software and technology solutions for legal and business professionals.
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

Gail E. Hamilton
Ms. Hamilton has served as a director of OpenText since December 2006. Ms. Hamilton previously led a team of over 2,000 employees worldwide as Executive Vice President at Symantec Corp (Symantec), an infrastructure software company, and had “P&L” responsibility for their global services and support business. While leading Symantec's $2 billion enterprise and consumer business, Ms. Hamilton helped steer the company through an aggressive acquisition strategy. In 2003, Information Security magazine recognized Ms. Hamilton as one of the “20 Women Luminaries” shaping the security industry. Ms. Hamilton has over 20 years of experience growing leading technology and services businesses in the enterprise market. She has extensive management experience at Compaq and Hewlett Packard, as well as Microtec Research. Ms. Hamilton received both a BSEE from the University of Colorado and an MSEE from Stanford University. Currently, Ms. Hamilton is also a director of Arrow Electronics. In the past five years Ms. Hamilton also served as a director of Ixia and Westmoreland Coal Company. She was named as one of WomenInc.'s 2018 Most Influential Corporate Board Directors.
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
Ann M. Powell
Ms. Powell has served as a director of OpenText since June 2021. She is the EVP, Global Chief Human Resource Officer for Bristol Myers Squibb (BMS) whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. With a focus on business performance, Ms. Powell leads efforts to drive the corporation’s global people strategy, empowering the company’s current and future workforce and building a healthy culture focused on serving patients and communities. Ms. Powell works across the enterprise to support BMS’s commitment to creating an energizing work experience and a culture that is powerfully diverse and globally inclusive. Ms. Powell’s industry experience and expertise lie in executive compensation, global leadership development, change management, global diversity and inclusion, training design and delivery, recruitment and placement, labour relations, mergers and acquisitions, divestitures and green field start-ups. With a career spanning both international and domestic assignments, Ms. Powell has held leadership roles of increasing responsibility within the gas, chemical and pharmaceutical industries, including Dow Chemical and Wyeth Pharmaceuticals. Prior to joining BMS in 2013, Ms. Powell was the Chief Human Resources Officer for Shire Pharmaceuticals. Ms. Powell holds a B.S. degree from Iowa State University, a Master’s degree in Industrial Relations, University of Minnesota, and is certified as a Senior Professional in Human Resources (SPHR®).
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
Harmit Singh
Mr. Singh has served as a director of OpenText since September 2018. He is the Executive Vice President and Chief Financial Officer of Levi Strauss & Co., where he is responsible for managing the company’s finance, information technology, strategic sourcing and global business services functions globally. This includes financial planning and analysis; strategic planning and corporate development; accounting and controls; tax; enterprise risk management; treasury; internal audit; and investor relations. Mr. Singh is a seasoned financial executive with almost 30 years of experience in driving growth for global consumer brands. Prior to joining Levi Strauss & Co. in January 2013, Mr. Singh has served as Chief Financial Officer of Hyatt Hotels Corporation, where he played an instrumental role in successfully establishing a global financial structure, taking the company public, building a strong balance sheet, and driving growth by supporting capital deployment for acquisition and investments. Before Hyatt Hotels Corporation, Mr. Singh held various global leadership roles at Yum! Brands Inc., one of the world’s largest restaurant companies, (including acting as Chief Financial Officer of Pizza Hut and Chief Financial Officer of Yum International). Early in his career, Mr. Singh also worked at American Express India and PriceWaterhouse in India. Mr. Singh holds a Bachelor of Commerce from Shri Ram College of Commerce, Delhi University, and is a Chartered Accountant from India. He is also a member of the CNBC Global CFO Council and Wall Street Journal CFO Network. In October 2016, Mr. Singh was named to the board of directors of Buffalo Wild Wings Inc., the owner, operator and franchisor of Buffalo Wings® restaurants, where he served as a director and Chair of the Audit Committee until February 2018.
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
Katharine B. Stevenson
Ms. Stevenson has served as a director of OpenText since December 2008. She has extensive corporate governance experience, having served on numerous public company and not-for-profit boards in Canada and the US over the past two decades, where she has consistently assumed leadership roles. Ms. Stevenson is the Chair of the Board of the Canadian Imperial Bank of Commerce (CIBC). Ms. Stevenson also serves on the board of Capital Power Corporation and the board of Unity Health Toronto. Ms. Stevenson also served as a director of CAE Inc. She was previously a financial executive in the telecommunications and banking sectors. Ms. Stevenson holds a B.A. (Magna Cum Laude) from Harvard University. She is certified with the professional designation ICD.D. granted by the Institute of Corporate Directors (ICD). Ms. Stevenson has been named one of the Top 100 Most Powerful Women in Canada.
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
In reference to the disclosure requirements under the CBCA, the Company has not adopted a written policy that specifically relates to the identification and nomination of women, aboriginal peoples in Canada, persons with disabilities and members of visible minorities (each, the “Designated Groups”) for election as directors. As discussed above, the Board Diversity Policy of the Company includes consideration of broader categories of diversity beyond those of the Designated Groups but which encompass the Designated Groups and which the Board of Directors considers to be better aligned to achieve the range of perspectives, experience and expertise required by the Company. For each of the four Designated Groups, the Company has not established a specific target number or percentage, nor a specific target date by which to achieve a specific target number or percentage of members of each Designated Groups on the Board, as we consider a multitude of factors, including skills, experience, expertise, character and the Company’s objective and challenges at the time in determining the best nominee at such time. As of the date of this Annual Report on Form 10-K, there are currently four women on the Board which represents approximately 33% of the current Board, and 40% of the current independent Board members. One director self-identified to the Company as a person with disabilities.
The Company has not set term limits for independent directors because it values the cumulative experience and comprehensive knowledge of the Company that long serving directors possess. The Company does not have a director retirement policy. However, the Corporate Governance and Nominating Committee considers the results of its director assessment process in determining the nominees to be put forward. In conducting director evaluations and nominations, the Corporate Governance and Nominating Committee considers the composition of the Board and whether there is a need to include nominees with different skills, experiences and perspectives on the Board. This flexible approach allows the Company to consider each director individually as well as the Board composition generally to determine if the appropriate balance is being achieved.

The table below reports self-identified diversity statistics for the Board as required by NASDAQ Rule 5606.

Board Diversity Matrix (As of June 30, 2022)
Country of Principal Executive Offices:	Canada
Foreign Private Issuer	Yes
Disclosure Prohibited Under Home Country Law	No
Total Number of Directors	12
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	4	6	0	2
Part II: Demographic Background
Underrepresented Individual in Home Country Jurisdiction	1
LGBTQ+	0
Did Not Disclose Demographic Background	3
Diversity in Executive Officer Positions
The Company is committed to a diverse and inclusive workplace, including advancing women to executive officer positions. The Company has adopted a formal written Global Employment Equity and Diversity Policy which expresses its commitment to fostering a diverse and inclusive workplace for all employees, regardless of culture, national origin, race, color, gender, gender identification, sexual orientation, family status, age, veteran status, disability, or religion, or other basis. A principal objective of our Global Employment Equity and Diversity Policy is to support and monitor the identification, development and retention of diverse employees, including gender diversity at executive and leadership positions. We will continue to develop a sustainable culture of equity, diversity and inclusion that provides all employees an opportunity to excel, and strive to present diverse slates of candidates for all our roles and mandate it for our senior leader positions. At the executive officer level, we consider a multitude of factors, including skills, experience, expertise, character and the Company’s objectives and challenges at the time in determining the best appointment at such time. To advance equity, diversity and inclusion, we have committed to have, by 2030, a majority of ethnically diverse staff, with a 50/50 gender representation in key roles and 40% women in leadership positions at all management levels. The Company currently has one woman as a Named Executive Officer (20%) and four women as executive officers part of the executive leadership team (ELT) (30%), while approximately 21% of existing positions on the senior leadership team (SLT), exclusive of our ELT, are held by women. 17% of SLT members are based outside of North America. In addition, three members of the ELT and SLT have self-identified to the Company as a visible minority.

Item 11. Executive Compensation
TALENT AND COMPENSATION COMMITTEE REPORT
Our Talent and Compensation Committee of Open Text’s board of directors (the Talent and Compensation Committee, the Compensation Committee or the Committee) has reviewed and discussed with our management the following Compensation Discussion and Analysis (CD&A). Based on this review and discussion, our Talent and Compensation Committee has recommended to the Board that the following CD&A be included in our Annual Report on Form 10-K for Fiscal 2022.
This report is provided by the following independent directors, who comprise our Compensation Committee:
Michael Slaunwhite (Chair), Gail E. Hamilton, Ann M. Powell, Deborah Weinstein.
To the extent that this Annual Report on Form 10-K has been or will be specifically incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (Exchange Act), this “Compensation Committee Report” shall not be deemed “soliciting materials”, unless specifically otherwise provided in any such filing.

COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis of compensation arrangements of the following individuals for the fiscal year which ended on June 30, 2022 (Fiscal 2022), should be read together with the compensation tables and related disclosures set forth below: (i) our principal executive officer, (ii) our principal financial officer, and (iii) our three most highly compensated executive officers, other than our principal executive officer and principal financial officer (collectively, the Named Executive Officers). This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and projections regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the various planned programs summarized in this discussion.
Payments in Canadian dollars included herein, unless otherwise specified, are converted to U.S. dollars using an average annual exchange rate of 0.792677.
Overview of Compensation Program
Determining the compensation of our Named Executive Officers is the responsibility of the Compensation Committee, either alone or in certain circumstances, in consultation with the Board. The Compensation Committee ensures compensation decisions are in line with our goal to provide total compensation to our Named Executive Officers that (i) is fair, reasonable and consistent with our compensation philosophy to achieve our short-term and long-term business goals, and (ii) provides market competitive compensation. The Named Executive Officers who are the subject of this CD&A are:
•Mark J. Barrenechea - Vice Chair, Chief Executive Officer and Chief Technology Officer (CEO)
•Madhu Ranganathan - Executive Vice President and Chief Financial Officer (CFO)
•Simon Harrison - Executive Vice President, Enterprise Sales
•Muhi Majzoub - Executive Vice President, Chief Product Officer
•Gordon A. Davies - Executive Vice President, Special Advisor to the Chief Executive Officer
Compensation Oversight Process
Role of Compensation Committee
The Compensation Committee has responsibility for the oversight of executive compensation within the terms and conditions of our various compensation plans. The Compensation Committee approves the compensation of our executive officers, with the exception of our CEO. In making compensation decisions for our executive officers relating to, among other things, performance targets, base salary, bonuses, executive benefits, short-term incentives and long-term incentives, the Compensation Committee considers the input of the CEO. With respect to the compensation of our CEO, the Compensation Committee makes recommendations to the Board (excluding the CEO) for approval. The Compensation Committee reviews and recommends for approval all equity awards related to executive compensation prior to final approval and granting by the Board.
The Board, the Compensation Committee, and our management have instituted a set of detailed policies and procedures to evaluate the performance of each of our Named Executive Officers which help determine the amount of the short-term incentives and long-term incentives to award to each Named Executive Officer. The performance of each of our Named Executive Officers, other than our CEO, is assessed by our CEO in his capacity as the direct supervisor of the other Named Executive Officers. The performance of our CEO is assessed by the Board (excluding the CEO). The Board conducts discussions and makes decisions with respect to the performance of our CEO in special sessions from which management is absent.
The Compensation Committee considers previous compensation awards, competitive market practice, the impact of tax, accounting treatments, applicable regulatory requirements and the results of the most recent shareholder advisory vote on executive compensation when approving compensation programs. See “Shareholder Engagement and Say-on-Pay.”
During Fiscal 2022, the Committee’s work included the following:
•Executive Compensation Review - The Compensation Committee continually reviews compensation practices and policies with respect to our senior management team against similar-sized software and technology companies with a global presence, in order to allow us to place our compensation practices for these positions in a market context. This benchmarking may include a review of base salary, short-term incentives and long-term incentives.

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
In Fiscal 2022, the Compensation Committee retained Frederic W. Cook & Co., Inc. (FW Cook), an independent consulting firm specializing in executive compensation consulting. During Fiscal 2022, the Chairman and members of the Compensation Committee held discussions from time to time with representatives of FW Cook in connection with compensation market practices, and potential impacts on Company's financial performance. FW Cook reviewed relevant information and industry benchmarks on matters relating to CEO and executive officer compensation. In addition, in Fiscal 2022, management engaged AON Consulting, Inc. (AON), an independent consulting firm, to review our peer group and supply market data to assist in the evaluation of our approach to executive and director compensation. For further information, see “Compensation Philosophy and Objectives” below.
The Compensation Committee met six times during Fiscal 2022. Management assisted in the coordination and preparation of the meeting agenda and materials for each meeting. The agenda is reviewed and approved by the Chairman of the Compensation Committee. The meeting materials are generally posted and made available to the other Committee members and invitees, if any, for review approximately one week in advance of each meeting.
Shareholder Engagement and Say-on-Pay
We have a longstanding practice of proactive shareholder engagement every quarter, during both the proxy season and non-quiet periods, to address investor questions and concerns and encourage their feedback on a variety of topics such as company performance, executive compensation, and environmental, governance and social issues. These meetings are primarily attended by members of management, including some led by our CEO, Chief Financial Officer and Investor Relations team, as well as where appropriate, members of our Board from time to time. Throughout Fiscal 2022, we met or initiated contact with shareholders representing:
At our last annual meeting of shareholders held on September 15, 2021, we received 77.94% in favour of our approach to executive compensation. While we received a substantial majority of support, this result is not aligned with our historical support of over 90% approval.

Prior to and following last year’s annual meeting of shareholders, in full collaboration with our Board, we and, in certain instances, our Compensation Committee Chair, directly engaged with our U.S., Canadian and global shareholders to discuss, among other things, their feedback regarding our approach to executive compensation. While our shareholders were generally supportive of the design of our executive compensation program, including that we continue to increase the proportion of our executive officers’ compensation being “at risk” in line with our peers, we received questions from a limited number of our institutional shareholders regarding the one-time special awards granted to our CEO and the amount of CEO total compensation.
The CEO’s compensation plan is structured to align with long-term shareholder return and to reward outstanding performance, provide incentives for continued long-term sustainable growth, accomplish the Board’s retention objectives and reflect the dual responsibilities of our CEO who serves as both our CEO and Chief Technology Officer. In reviewing executive compensation, the Compensation Committee benchmarks against U.S. software and technology companies with a global presence, and not Canadian companies, for a variety of factors including that greater than 95% of our revenues are outside of Canada and most of the executive leadership team are based in the U.S. Specifically, four of our five Named Executive Officers, including our CEO, and a majority of our executive leadership team are located in the highly competitive Silicon Valley - a key market for multi-national executive talent in the software and technology industry - which has higher pay levels than the limited market for software and technology executives in Canada. Our executive compensation benchmarking, like that of our direct competitors, is focused on the compensation practices of U.S.-based peer companies, as we generally recruit from U.S.-based competitors for executive leadership talent. Executive talent from Canada and from adjacent sectors such as telecommunications is not viewed as reflecting the same competition for company talent. The Board believes that our CEO’s total compensation is reasonable relative to comparable U.S. software and technology companies with a global presence. See “Compensation Philosophy and Objectives” for our benchmarking practices.
Nonetheless, we considered and evaluated the feedback received from our shareholders. For Fiscal 2022, the Company did not award any one-time special grants to the CEO or any other Named Executive Officer. Further, the Compensation Committee decisions resulted in the CEO’s total compensation, as reported in the Summary Compensation Table, to be 24% lower in Fiscal 2022 than in Fiscal 2021. See “Summary Compensation Table.” We value the input of our shareholders and will continue to engage with our shareholders to consider their views expressed through our annual Say-on-Pay voting process.

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
●
Pay for performance - We aim to reward sustained company performance by aligning a significant portion of total compensation to our financial results and strategic objectives. We believe compensation should fluctuate with financial performance and accordingly, we structure total compensation to be at or above our peer group median when our financial performance exceeds our target performance and likewise, we structure total compensation to be below our peer group median if our financial performance falls below our targets. See “Aligning CEO Pay with Shareholders’ Interests.”
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
●
Market relevant - Our compensation program provides market competitive pay in terms of value and structure in order to retain talent who are performing according to their objectives and to attract new talent of the highest caliber. We use market data of similarly-sized U.S. software and technology companies with a global presence, rather than Canadian companies, for a variety of factors including that greater than 95% of our revenues are outside of Canada, most of the executive leadership team are based in the U.S., and we generally recruit from U.S.-based competitors for executive leadership talent. We aim to position our executive officers’ compensation targets at the median in relation to our peer group, however, actual pay depends on performance of the executive officers and the Company.

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
Competitive Compensation
Aggregate compensation for each Named Executive Officer is designed to be market competitive. The Compensation Committee researches and refers to the compensation practices of similarly situated companies in determining our compensation policy. Although the Compensation Committee reviews each element of compensation for market competitiveness and may weigh a particular element more heavily than another based on our Named Executive Officer's role within the Company, the focus remains on being competitive in the market with respect to total compensation.
In particular, we are a global cloud software company with greater than 95% of our revenues outside of Canada, including 59% of our revenues in the U.S. Four of our five Named Executive Officers, including our CEO, and a majority of our executive leadership team are located in the highly competitive Silicon Valley - a key market for multi-national executive talent in the software and technology industry. Our executive compensation benchmarking, like that of our direct competitors, is focused on the compensation practices of U.S.-based peer companies, as we generally recruit from U.S.-based competitors for executive leadership talent. Executive talent from Canada and adjacent sectors such as telecommunications is not viewed as reflecting the same competition for company talent.
The Compensation Committee recognizes that, while executive compensation levels in Silicon Valley are higher than the market for compensation in Canada, recruiting talent from this area is critical for our success. Attracting and retaining talent with the highest level of industry expertise is the basis for the Company’s business and strategy, and therefore our compensation practices must align with market expectations where the industry skills reside. Further, the Compensation Committee also acknowledges that paying U.S. market compensation to U.S. executives in U.S. dollars may result in the appearance of higher relative compensation compared to other Canadian companies. Converting amounts paid to U.S.-based executives in U.S. dollars to Canadian dollars further gives the appearance of high compensation in Canadian dollars if analyzed against other Canadian companies. The Compensation Committee believes that this appearance of high compensation relative to Canadian companies mischaracterizes the Company’s pay practices and that paying according to each executive’s local market serves the long-term interests of our shareholders better than being unable to find appropriate leadership talent.
Peer Group
The Compensation Committee periodically reviews market data related to compensation levels and programs at comparable peer companies. Our peer group consists of 17 companies in the software and technology industry, including 16 U.S.-based companies and one company based in Israel. The peer group is reviewed annually. In Fiscal 2022, no new companies were added or removed to our peer group. Below is our peer group list for Fiscal 2022 and the criteria considered.

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
Amdocs Ltd.
Autodesk, Inc.
Avaya Inc.
Broadridge Financial Solutions, Inc.
Cadence Design Systems, Inc.
CDK Global LLC
Check Point Software Technologies Ltd.
Citrix Systems, Inc.
NetApp, Inc.
Nuance Communications, Inc.
Pitney Bowes Inc.
Palo Alto Networks, Inc.
Sabre Corporation
SS&C Technologies, Inc.
Synopsys, Inc.
Teradata Corporation
Compensation Decisions for Fiscal 2022
Aligned with our competitive compensation philosophy, we continue to ensure market alignment of total compensation positioning for our Named Executive Officers. In setting executive compensation levels for the fiscal year in the first quarter of Fiscal 2022, the Compensation Committee considered our relative performance against our peers, including our strong 3-year TSR performance (for the three years ended June 30, 2021, our annual compounded TSR was 15% versus our peer median of 10%), our revenue was above the peer median and our operating income approximated the 75th percentile.
The Compensation Committee made certain decisions at the start of Fiscal 2022 that resulted in the CEO’s total compensation, as reported in the Summary Compensation Table, to be 24% lower in Fiscal 2022 than in Fiscal 2021 notwithstanding strong relative performance at the time the decisions were made. In addition, our CEO was not provided any adjustment to base salary or short-term incentive target despite having had no increase in base salary or short-term incentive target for the past five fiscal years and despite market adjustments being made to the base salary and short-term incentive targets for our other Named Executive Officers in Fiscal 2022. Further, our CEO gave up $1.25 million in cash compensation in Fiscal 2021 to mitigate the operational impacts of COVID-19, which was not repaid by the Company.
To ensure an appropriate portion of our Named Executive Officers pay is “at risk” in alignment with shareholders, and with the advice of our external compensation consultant, for Fiscal 2022 we increased the long-term incentive targets of our Named Executive Officers, a component of total compensation where we have historically lagged the market. For our CEO, his long-term incentive target was increased to align with the market data of our peers. The Compensation Committee considered this increase appropriate in light of the need to retain high-quality leadership to drive our growth strategy, our historical strong performance relative to our peers, and the positive future trajectory of the company.
Further, prior to setting executive compensation, the Compensation Committee considered internal pay equity and determined that, given the dual responsibilities of being both CEO and Chief Technology Officer, the CEO pay differential is appropriate to other Named Executive Officers.

Performance Graph
The following graph compares for each of the five fiscal years ended June 30, 2022, the yearly percentage change in the cumulative total shareholder return on our Common Shares with the average cumulative total return of the NASDAQ Composite Index, the S&P/TSX Composite Index (the Indices) and our peer group listed above. The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2017, as compared with the cumulative return on a $100 investment in the respective Indices and the average cumulative return on a $100 investment in our peer group made on the same day. Dividends declared on securities comprising the respective Indices and our peer group and declared on our Common Shares are assumed to be reinvested. The performance of our Common Shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates. As illustrated in the graph below, due to significant market volatility in the software and technology sector as a result of rising interest rates and inflation, during calendar year 2022 the cumulative total shareholder return on our Common Shares has seen a significant reduction relative to the S&P/TSX Composite Index.
The information contained in the above graph shall not be deemed to be filed as part of this document, does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act or the Exchange Act, except to the extend we specifically incorporate the graph by reference.

Aligning CEO Pay with Shareholders’ Interests
We look at pay for performance from different perspectives to ensure there is strong alignment between what our executive officers earn and our total shareholder return (TSR). A realized and realizable pay analysis shows the actual value of compensation awarded to our CEO in each of the last five fiscal years as of June 30, 2022 relative to the amount reported. This analysis also compares the actual value to the CEO for each $100 of compensation awarded each fiscal year to the value earned by shareholders over the same period. We have indexed these values at $100 to provide a meaningful comparison.
The graphic and table below illustrate that the actual value of CEO compensation is aligned with the experience of shareholders. This analysis shows that the executive compensation program has performed as intended, reinforcing accountability as the actual value (realized and realizable) for each fiscal year fluctuates with our share performance.

Fiscal year	Total direct compensation awarded (1)	Actual value (realized and realizable) at June 30, 2022 (2)	Period	Value of $100
				CEO(3)	Shareholders(4)
2018	$7,107,769	$7,083,960	July 1, 2017 to June 30, 2022	$99.67	$130.74
2019	$8,082,359	$9,490,814	July 1, 2018 to June 30, 2022	$117.43	$115.29
2020	$9,702,562	$7,688,300	July 1, 2019 to June 30, 2022	$79.24	$96.85
2021	$20,930,804	$9,168,585	July 1, 2020 to June 30, 2022	$43.80	$92.36
2022	$15,920,496	$9,255,014	July 1, 2021 to June 30, 2022	$58.13	$75.93
____________________
(1)Includes salary, short-term incentive, stock awards and option awards, as reported in the summary compensation table each year. For Fiscal 2021, the value of performance stock options included in total direct compensation awarded assumes that the maximum performance level is achieved; if such options are measured assuming performance target, the total direct compensation awarded in Fiscal 2021 is $17,113,304.
(2)Represents the actual value to the CEO of compensation awarded each year, realized between grant and June 30, 2022 or still realizable on June 30, 2022. Realized value includes cash compensation paid for the fiscal year, including salary, short-term incentive (earned for the fiscal year but paid in the following fiscal year), payouts of RSUs and PSUs that have vested, and gains realized from stock options exercised. Realizable value includes the value of RSUs and PSUs that have not vested, and outstanding stock options that were in-the-money.
(3)Represents the actual value (realized and realizable) to the CEO for each $100 of total direct compensation awarded for each fiscal year.
(4)Represents the cumulative value of a $100 investment in common shares made on the first trading day of the period, assuming dividends are reinvested.
Further, the value that our executives realize from our long-term incentive programs is a key driver of the pay for performance relationship. The table below illustrates the difference in actual value (realized and realizable) and the grant date fair value of stock and option awards as reported in the summary compensation table each year.
The actual value (realized and realizable) received by our CEO has been 40% lower than the grant date fair value of stock and option awards reported in the summary compensation table over the last five fiscal years. Further, all option awards granted during the last four fiscal years remain subject to share price performance in order to be realized or realizable for actual value.

Grant date	Number of stock awards (1)	Number of option awards (1)		Exercise price of options	Grant date fair value reported (2)	Actual value (realized and realizable) at June 30, 2022 (3)
August 7, 2017	—	189,180		$34.49	$1,407,556	$633,753
August 7, 2017	125,200	—		$—	$3,538,963	$4,288,957
August 6, 2018	—	161,040		$39.27	$1,407,800	$0
August 6, 2018	111,960	—		$—	$3,693,934	$6,510,189
August 5, 2019	—	273,010		$38.76	$1,751,342	$0
August 5, 2019	124,410	—		$—	$4,970,594	$4,707,674
August 10, 2020	—	213,680		$45.81	$1,750,993	$0
August 10, 2020	—	750,000	(4)	$45.81	$7,635,000	$0
August 10, 2020	174,810	—		$—	$8,991,036	$6,614,810
August 9, 2021	—	256,410		$52.62	$2,499,173	$0
August 9, 2021	144,160	—		$—	$9,621,323	$5,455,014
Total (Reported vs. Actual Value)					$47,267,714	$28,210,397
______________________
(1)Number of stock and option awards reported in the Grants of Plan-Based Awards table relating to Fiscal 2018 to Fiscal 2022. PSUs are reported at target. All option awards granted remain outstanding and have not been exercised for value.
(2)Represents the amount recognized as the aggregate grant date fair value of equity-based compensation awards, as calculated in accordance with ASC Topic 718 for the fiscal year in which the awards were granted, as reported in the summary compensation table for the applicable year.
(3)Based upon the closing price for the Company's Common Shares as traded on the NASDAQ on June 30, 2022 of $37.84.
(4)In Fiscal 2021, Mr. Barrenechea received a one-time grant of performance stock options under the 2004 Stock Option Plan with vesting subject to certain performance conditions. The amount in the table represents the maximum number of options that may vest if maximum performance level is achieved under such grant as reported in the Summary Compensation Table. These are the only active performance stock options for Mr. Barrenechea. For Fiscal 2022, the Company did not award any one-time special grants to the CEO or any other Named Executive Officer.
Our Compensation Program
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
We use a combination of fixed and variable compensation to motivate our executive officers to achieve our corporate goals. For Fiscal 2022, the basic components of our executive officer compensation program were:
•Fixed pay;
•Short-term incentives; and
•Long-term incentives.
To ensure alignment of the interests of our executive officers with the interests of our shareholders, our executive officers have a significant proportion of compensation “at risk.” Compensation that is “at risk” means compensation that may or may not be paid to an executive officer depending on whether the Company and such executive officer is able to meet or exceed applicable performance targets. Short-term incentives and long-term incentives meet this definition of compensation which is at risk, and long-term incentives are an additional incentive used to promote the creation of longer-term shareholder value. In general, the greater the executive officer’s influence upon our financial or operational results, the higher is the “at risk” portion of the executive officer's compensation. The Board and the Compensation Committee have broad discretion to make positive or negative adjustments if it considers them to be reasonably appropriate. Discretion may, from time to time, be applied in order to avoid unintended windfalls or penalties for plan participants. Events that might warrant such discretionary adjustments include, but are not limited to, terrorism, political unrest, war, pandemics and natural disasters. No such discretion was applied to the variable cash incentive payouts nor long-term incentive payouts during Fiscal 2022.
The Compensation Committee annually considers the percentage of each Named Executive Officer's total compensation that is “at risk” depending on the Named Executive Officer's responsibilities and objectives.

The chart below provides the approximate percentage of target total compensation, reflective of the compensation adjustments discussed above, provided to each Named Executive Officer that was either fixed pay or “at risk” for Fiscal 2022:

Named Executive Officer	Fixed Pay Percentage (“Not At Risk”)	Short-Term Incentive Percentage (at 100% target) (“At Risk”)	Long-Term Incentive Percentage (at 100% target) (“At Risk”)
Mark J. Barrenechea	8%	12%	80%
Madhu Ranganathan	19%	19%	62%
Simon Harrison	21%	21%	58%
Muhi Majzoub	21%	21%	58%
Gordon A. Davies	17%	21%	62%
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
For details on our benchmarking process, see “Competitive Compensation” and “Peer Group” above.
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
Short-Term Incentives
In Fiscal 2022, all of our Named Executive Officers participated in our short-term incentive plan, which is designed to motivate achievement of our short-term corporate goals. These short-term corporate goals are typically derived from our annual business plan which is prepared by management and approved by the Board. Awards made under the short-term incentive plan are made using cash only.
The amount of the short-term incentive payable to each Named Executive Officer, in general, is based on the attainment of pre-established quantitative corporate objectives related to improving shareholder and company value, as applicable, which are reviewed and approved by the Compensation Committee and the Board. For all Named Executive Officers with the exception of Mr. Harrison, these objectives consist of worldwide revenues and worldwide adjusted operating income.

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
Due to his responsibilities as Executive Vice President, Enterprise Sales, Mr. Harrison's objectives consist of enterprise license revenue, first year maintenance (FYM), cloud minimum contract value (MCV), Enterprise professional services revenue (PS) primarily within North America and EMEA and worldwide adjusted operating income.
Enterprise license revenues are a component of “License” revenue line of our audited income statement. FYM is allocated for the first annual term of maintenance as invoiced for new license deals, which is a component of our Customer support line of our audited income statement. MCV is the total projected commissionable incremental revenue in a signed and written agreement between the Company and its customer. It represents the minimum amount of new revenue that we expect to receive from a contract. For the purposes of calculating the achievement of this performance objective, we only consider MCV that is derived from new business. Enterprise PS revenues are a component of our “Professional Services and Other” line of our audited income statement.
For Fiscal 2022, the following table illustrates the total short-term target awards for each Named Executive Officer, along with the associated weighting of the related performance measures.

Named Executive Officer	Total Target Award	Worldwide Revenues	Enterprise License, FYM, MCV and PS Revenue	Worldwide Adjusted Operating Income
Mark J. Barrenechea	$1,425,000	50%	N/A	50%
Madhu Ranganathan	$600,000	50%	N/A	50%
Simon Harrison	$500,000	N/A	70%	30%
Muhi Majzoub	$500,000	50%	N/A	50%
Gordon A. Davies	$454,204	50%	N/A	50%

For the short-term incentive award amounts that would be earned at each of threshold, target and maximum levels of performance, for applicable objectives, see “Grants of Plan-Based Awards for Fiscal 2022” below.
For each performance measure noted above, the Compensation Committee approves the total target award eligible to be earned by a Named Executive Officer, and the Board applies a threshold and target level of performance. Where applicable, the Board also applies an objective formula for determining the percentage payout under awards for levels of performance above and below threshold and target. To the extent target performance is exceeded, the award will be proportionately greater. The threshold and target levels and payout formula are set forth below as well as actual performance and payout percentages achieved in Fiscal 2022. In each case, performance targets for Fiscal 2022 were higher than the performance targets for Fiscal 2021. The Fiscal 2022 performance target for worldwide adjusted operating income was set slightly below actual performance in Fiscal 2021 to account for targeted investments undertaken by the Company to reposition our business, products and talent capabilities for our accelerated migration to the Cloud and achieve our longer-term objective of accelerated revenue growth. The performance target for worldwide adjusted operating income would have been higher than actual performance in Fiscal 2021, which was a record year for worldwide adjusted operating income, if not for the additional costs related to these investments planned for, and made in, Fiscal 2022.
The table below illustrates the percentage of the target awards paid to our Named Executive Officers in accordance with our actual results achieved during Fiscal 2022.

Objectives (in millions)	Threshold Target	Target	Fiscal 2022 Actual (1)	% Target Actually Achieved	% of Payment per Fiscal 2022 Payout Table
Worldwide Revenues	$3,087	$3,468	$3,569	103%	200%
Enterprise License, FYM, MCV and PS Revenue	$746	$839	$875	104%	200%
Worldwide Adjusted Operating Income (2)	$1,026	$1,153	$1,213	105%	200%
_______________________________
(1)Adjusted to remove the impact of foreign exchange.
(2)This is a non-GAAP measure adjusted to remove the impact of foreign currency.

In Fiscal 2022, we achieved 103% of our worldwide revenue target; 104% of our enterprise license, FYM, MCV and PS revenue; and 105% of our worldwide adjusted operating income target. The table below illustrates under the “% Attainment” column that an achievement of 103% of target for the worldwide revenue performance criteria results in an award payment of 200% of the target award amount; an achievement of 104% of target for the enterprise license, FYM, MCV and PS revenue performance criteria results in an award payment of 200% of the target award amount; and an achievement of 105% of target for the worldwide adjusted operating income performance criterion results in an award payment of 200% of the target award amount.

Worldwide Revenues, Enterprise License, FYM, MCV and PS Revenue, and Worldwide Adjusted Operating Income - Attainment and Corresponding Payment
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	—%	100.0%	100%
90 - 91%	15%	100.5%	125%
92 - 93%	40%	101.0%	150%
94 - 95%	55%	101.5%	175%
96 - 97%	70%	102% and above	200% cap
98 - 99%	85%
Formula: Actual / Target = % of Attainment
Linear x25 for every 0.5% over 100%
 The actual short-term incentive award earned by each Named Executive Officer for Fiscal 2022 was determined in accordance with the formulas described above and are reflective of the strong performance levels achieved by the Company in Fiscal 2022 related to this “at risk” compensation component. We have set forth below for each Named Executive Officer the award amount actually paid for Fiscal 2022, and the percentage of target award amount represented by the actual award paid, broken out by performance measure as follows:
Mark J. Barrenechea

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$712,500	$106,875	$1,425,000	200%
Worldwide Adjusted Operating Income	$712,500	$106,875	$1,425,000	200%
Total	$1,425,000	$213,750	$2,850,000	200%
Madhu Ranganathan

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$300,000	$45,000	$600,000	200%
Worldwide Adjusted Operating Income	$300,000	$45,000	$600,000	200%
Total	$600,000	$90,000	$1,200,000	200%

Simon Harrison

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Enterprise License, FYM, MCV and PS Revenue	$350,000	$52,500	$700,000	200%
Worldwide Adjusted Operating Income	$150,000	$22,500	$300,000	200%
Total	$500,000	$75,000	$1,000,000	200%
Muhi Majzoub

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$250,000	$37,500	$500,000	200%
Worldwide Adjusted Operating Income	$250,000	$37,500	$500,000	200%
Total	$500,000	$75,000	$1,000,000	200%
Gordon A. Davies

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$227,102	$34,065	$454,204	200%
Worldwide Adjusted Operating Income	$227,102	$34,065	$454,204	200%
Total	$454,204	$68,130	$908,408	200%
Long-Term Incentives
As with many North American software and technology companies, we have a general practice of granting variable long-term incentives to executive officers, including our Named Executive Officers. Our long-term incentives represent a significant proportion of our Named Executive Officers’ total compensation, and its purpose is two-fold: (i) as a component of a competitive compensation package; and (ii) to align the interests of our Named Executive Officers with the interests of our shareholders. Grants are consistent with competitive market practice, and vesting occurs over time, to ensure alignment with our performance over the longer term. Usually, a very high percentage of the long-term incentive is “at risk” indicating we will not provide any compensation to the executive unless shareholders have received a positive return.
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
The performance targets and the weightings of performance targets under each LTIP are first recommended by the Compensation Committee and then approved by the Board. Grants are generally made annually and are comprised of the components outlined in the table below. No dividends are paid or accrued on PSUs or RSUs for grants made during or prior to Fiscal 2022. For grants made on or after Fiscal 2023, when cash dividends are paid by the Company on outstanding Common Shares, the Company will credit additional dividend equivalent PSUs and RSUs to the participant’s account. Dividend equivalent PSUs and RSUs will be subject to the same terms and conditions as the granted PSUs or RSUs, as applicable, and vest and are settled at the same time and in the same form as the PSUs or RSUs to which such dividend equivalent PSUs or RSUs relate.

Vehicle	% of Total LTIP	Description	Vesting	Payout
Performance Share Units (PSU)	50% of LTIP target award value	The value of each PSU is equivalent to one Common Share. The number of PSUs granted is determined by converting the dollar value of the target award to PSUs, based on an average share price determined at time of Board grant. The number of PSUs to vest will be based on the Company’s relative TSR at the end of a three-year period as compared to the TSR of companies comprising the constituents of the S&P MidCap400 Software and Services Index.	Cliff vesting in the third year following the determination by the Board that the performance criteria have been met.	Once vested, units will be settled in either Common Shares or cash, at the discretion of the Board. We expect to settle these awards in Common Shares.
Restricted Share Units (RSU)	25% of LTIP target award value	The value of each RSU is equivalent to one Common Share. The number of RSUs granted is determined by converting the dollar value of the target award to RSUs, based on an average share price determined at time of Board grant.	Cliff vesting, generally three years after grant date.	Once vested, units will be settled in either Common Shares or cash, at the discretion of the Board. We expect to settle these awards in Common Shares.
Stock Options	25% of LTIP target award value	The dollar value of the target award is converted to a number of options using a Black Scholes model. The exercise price is equal to the closing price of our Common Shares on the trading day preceding the date of grant.	Vesting is typically 25% on each of the first four anniversaries of grant date. Options expire seven years after the grant date.	Once vested, participants may exercise options for Common Shares.
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
LTIP 2024
Grants made in Fiscal 2022 under the LTIP (collectively referred to as “LTIP 2024” because the PSUs and RSUs do not vest until Fiscal 2024) took effect on August 9, 2021, with the goal of measuring performance over the three-year period starting July 1, 2021. The table below illustrates the target value of each element under LTIP 2024 for each Named Executive Officer.

Named Executive Officer	Performance Share Units	Restricted Share Units	Stock Options	Total
Mark J. Barrenechea	$5,000,000	$2,500,000	$2,500,000	$10,000,000
Madhu Ranganathan	$1,000,000	$500,000	$500,000	$2,000,000
Simon Harrison	$675,000	$337,500	$337,500	$1,350,000
Muhi Majzoub	$675,000	$337,500	$337,500	$1,350,000
Gordon A. Davies	$675,000	$337,500	$337,500	$1,350,000
The LTIP is an annual program, so LTIP awards granted in Fiscal 2022 under LTIP 2024 were in addition to the annual LTIP awards granted in Fiscal 2021, Fiscal 2020, and prior years. For details of our previous LTIPs, see Item 11 of our Annual Report on Form 10-K for the relevant year.
LTIP 2024 - PSUs
With respect to our PSUs, we use relative TSR to benchmark the Company’s performance against the performance of the corporations comprising the constituents of the S&P Mid Cap 400 Software & Services Index (the Index). The Index is comprised of 400 U.S. public companies with market capitalization of $1.6 billion to $17.9 billion and is a useful measure of the performance of mid-sized companies. Relative TSR is the sole measure for each Named Executive Officer's performance over the relevant three-year period for LTIP 2024 with respect to PSUs.

If the Company's relative cumulative TSR, compared to the cumulative TSR of the Index is:	Then the percentage of the PSU target award that will be paid out will be:
Below 25th percentile	0%
25th percentile	50%
50th percentile	100%
80th percentile	200%
Any target percentile achieved between 25th and 80th percentile will be interpolated to determine a payout that can range from 50% to 200% of the target award.
The amounts that may be realized for PSU awards under LTIP 2024 are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2022, and applied to the number of PSUs granted to the Named Executive Officers on August 9, 2021, based on the levels of achievement disclosed above. See “Grants of Plan-Based Awards in Fiscal 2022” for the number of PSUs granted in Fiscal 2022.

LTIP 2024 PSUs value as of June 30, 2022
Named Executive Officer	50% Payout	100% Payout	200% Payout
Mark J. Barrenechea	$1,818,401	$3,636,802	$7,273,604
Madhu Ranganathan	$363,643	$727,285	$1,454,570
Simon Harrison	$245,393	$490,785	$981,570
Muhi Majzoub	$245,393	$490,785	$981,570
Gordon A. Davies (1)	$245,393	$490,785	$981,570
______________________
(1)On January 24, 2022, the Company announced that Mr. Davies would retire in September 2022. As a result, Mr. Davies will forfeit PSU awards granted to him under LTIP 2024.
LTIP 2024 - RSUs
RSUs vest over three years and do not have any specific performance-based vesting criteria. Provided the eligible employee remains employed throughout the vesting period, all RSUs granted shall become vested RSUs at the end of the LTIP 2024 period.
The following RSU award values under LTIP 2024 have been calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2022, and applied to the number of RSUs granted to the Named Executive Officers on August 9, 2021. See “Grants of Plan-Based Awards in Fiscal 2022” for the number of RSUs granted in Fiscal 2022.

LTIP 2024 RSUs
Named Executive Officer	Value as of June 30, 2022
Mark J. Barrenechea	$1,818,212
Madhu Ranganathan	$363,642
Simon Harrison	$245,582
Muhi Majzoub	$245,582
Gordon A. Davies (1)	$245,582
______________________
(1)On January 24, 2022, the Company announced that Mr. Davies would retire in September 2022. As a result, Mr. Davies will forfeit RSU awards granted to him under LTIP 2024.
LTIP 2024 - Stock Options
The stock options granted in connection with LTIP 2024 vest over four years, do not have any specific performance-based vesting criteria and, if not exercised, expire after seven years. Our Named Executive Officers will only realize value on these stock options with future OpenText share price appreciation from the date of grant. For a discussion of the assumptions used in the valuation of stock options, see Note 13 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

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
Other Long-Term Equity Grants
In addition to grants made in connection with our LTIP program, from time to time, we may grant stock options and/or RSUs to new strategic hires and to our employees in recognition of their service, such as for promotions, retention, or other reasons. In Fiscal 2022, we did not grant any special one-time grants to any of our Named Executive Officers.
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
The severance benefits we offer to our senior executive officers are competitive with similarly situated individuals and companies. We have structured our senior executive officers' change in control benefits as “double trigger” benefits, meaning that the benefits are only paid in the event of, first, a change in control transaction, and second, there is a change in relationship between the Company and the senior executive officer within one year after the transaction. These benefits attempt to provide an incentive to our senior executive officers to remain employed with the Company in the event of such a transaction.
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
The equity ownership levels are as follows:

CEO	4x base salary
Other senior management	1x base salary
Non-management director	5x annual retainer

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

Named Executive Officers
Named Executive Officers may achieve these Share Ownership Guidelines through the exercise of stock option awards, Common Shares received as a result of vested RSUs or PSUs, purchases under the OpenText Employee Stock Purchase Plan (ESPP), through open market purchases made in compliance with applicable securities laws or through any equity plan(s) we may adopt from time to time providing for the acquisition of Common Shares. Until the Share Ownership Guidelines are met, it is recommended that a Named Executive Officer retain a portion of any stock option exercise or LTIP award in Common Shares to contribute to the achievement of the Share Ownership Guidelines. Common Shares issuable pursuant to the unexercised options shall not be counted towards meeting the equity ownership target.
As of the date of this Annual Report on Form 10-K, all Named Executive Officers comply with the Share Ownership Guidelines for Fiscal 2022, as they have met the share ownership guidelines.
Directors
With respect to non-management directors, both Common Shares and deferred stock units (DSUs) are counted towards the achievement of the Share Ownership Guidelines. The Company currently has a Directors’ Deferred Share Unit Plan (DSU Plan), whereby any non-management director of the Company may elect to defer all or part of his or her retainer and/or fees in the form of common stock equivalents. As of the date of this Annual Report on Form 10-K, all non-management directors, have exceeded the Share Ownership Guidelines applicable to them, which is five times their annual retainer, with the exception of Ms. Powell, who joined as a member of our Board in June 2021. Ms. Powell has until November 3, 2026, to meet the applicable requirements of the Share Ownership Guidelines. For further details, see the table below titled “Director Compensation for Fiscal 2022.”
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

Summary Compensation Table
The following table sets forth summary information concerning the annual compensation of our Named Executive Officers. All numbers are rounded to the nearest dollar or whole share. Changes in exchange rates will impact payments illustrated below that are made in currencies other than the U.S. dollar. Any Canadian dollar payments included herein have been converted to U.S. dollars at an annual average rate of 0.792677, 0.773416, and 0.746217, for Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively.

	Fiscal Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)		Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (1)(5)	All Other Compensation ($) (6)		Total ($)
Mark J. Barrenechea	2022	$950,000	—	$9,621,323		$2,499,173	$2,850,000	$16,947	(7)	$15,937,443
Vice Chair, Chief Executive Officer and Chief Technology Officer	2021	$890,625	—	$8,991,036		$9,385,993	$1,663,150	$31,825	(8)	$20,962,629
	2020	$932,188	$273,028	$4,970,594		$1,751,342	$1,775,410	$47,643	(8)	$9,750,205

Madhu Ranganathan	2022	$600,000	—	$1,924,114		$499,815	$1,200,000	$—	(9)	$4,223,929
Executive Vice President and Chief Financial Officer	2021	$468,750	—	$1,765,137		$1,319,658	$937,534	$—	(8)	$4,491,079
	2020	$490,625	$22,807	$781,072		$275,201	$699,068	$—	(8)	$2,268,773

Simon Harrison	2022	$500,000	—	$1,298,676		$337,434	$1,000,000	$304,118	(10)	$3,440,228
Executive Vice President, Enterprise Sales	2021	$421,875	—	$1,415,475		$1,140,192	$844,239	$304,118	(10)	$4,125,899
	2020	$399,896	$17,310	$354,786		$125,091	$413,648	$278,775	(10)	$1,589,506

Muhi Majzoub	2022	$500,000	—	$1,298,676		$337,434	$1,000,000	$4,995	(7)	$3,141,105
Executive Vice President, Chief Product Officer	2021	$398,437	—	$1,377,238		$1,087,917	$796,904	$—	(8)	$3,660,496
	2020	$417,031	$19,386	$781,072		$275,201	$594,208	$—	(8)	$2,086,898

Gordon A. Davies	2022	$454,204	—	$1,298,676	(11)	$337,434	$908,408	$4,075	(7)	$3,002,797
Executive Vice President, Special Advisor to the Chief Executive Officer	2021	$373,415	—	$1,370,111	(12)	$1,004,026	$746,856	$—	(8)	$3,494,408
	2020	$377,096	$17,530	$781,072		$275,201	$537,306	$—	(8)	$1,988,205
_______________________
(1)Amounts reflect Fiscal 2021 and Fiscal 2020 COVID-19 compensation adjustments, which included a base salary reduction for each of the Named Executive Officers effective May 15, 2020, and the subsequent restoration of those adjustments which became effective December 1, 2020. See Item 11 of our Annual Report on Form 10-K for Fiscal 2021 for further details on our COVID-19 compensation adjustments.
(2)Amounts set forth in this column for Fiscal 2021 represent a special performance bonus, approved by the Board, equal to an amount equal to the reductions in their Fiscal 2020 salary and annual incentive payout made pursuant to the previously disclosed COVID-19 compensation adjustments. The special performance bonus was paid in September 2020; however, as it related to performance in Fiscal 2020, the bonus received by each of the Named Executive Officers was included in Fiscal 2020.
(3)The amounts set forth in this column represent the aggregate grant date fair value, as computed in accordance with ASC Topic 718 “Compensation-Stock Compensation” (Topic 718). Grant date fair value may vary from the target value indicated in the table set forth above in the section “LTIP 2024.” For a discussion of the assumptions used in these valuations, see Note 13 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. For the maximum value that may be received under the PSU awards granted in Fiscal 2022 by each Named Executive Officer, see the “Maximum” column under “Estimated Future Payouts under Equity Incentive Plan Awards” under the “Grants of Plan-Based Awards in Fiscal 2022” table below.
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
(5)The amounts set forth in this column for Fiscal 2022 represent payments under the short-term incentive plan based on actual performance achieved.
(6)Except as otherwise indicated the amounts in “All Other Compensation” primarily include (i) medical examinations and (ii) tax preparation and financial advisory fees paid. “All Other Compensation” does not include benefits received by the Named Executive Officers which are generally available to all our salaried employees.
(7)Represents amounts we paid or reimbursed for tax, financial, and estate planning.
(8)For details of the amounts of fees or expenses we paid or reimbursed please refer to Summary Compensation Table in Item 11 of our Annual Report on Form 10-K for the corresponding fiscal years ended June 30, 2021 and June 30, 2020.
(9)The total value of all perquisites and personal benefits for this Named Executive Officer was less than $10,000, and, therefore, excluded.
(10)Represents amounts we paid or reimbursed for housing allowance inclusive of a related tax gross-up amount of $160,118, $160,118 and $146,775 for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.
(11)Includes PSU and RSU awards granted to Mr. Davies under LTIP 2024, which will be forfeited as a result of Mr. Davies planned retirement from the Company in September 2022.

(12)Includes PSU and RSU awards granted to Mr. Davies under LTIP 2023, which will be forfeited as a result of Mr. Davies planned retirement from the Company in September 2022.
Grants of Plan-Based Awards in Fiscal 2022
The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during Fiscal 2022.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Options (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)	($/share)	Awards ($)
Mark J. Barrenechea	August 9, 2021	$213,750	$1,425,000	$2,850,000	256,410	$52.62	$2,499,173
Madhu Ranganathan	August 9, 2021	$90,000	$600,000	$1,200,000	51,280	$52.62	$499,815
Simon Harrison	August 9, 2021	$75,000	$500,000	$1,000,000	34,620	$52.62	$337,434
Muhi Majzoub	August 9, 2021	$75,000	$500,000	$1,000,000	34,620	$52.62	$337,434
Gordon A. Davies	August 9, 2021	$68,130	$454,204	$908,408	34,620	$52.62	$337,434

		Estimated Future Payouts Under Equity Incentive Plan Awards (4)			All Other Stock Awards: Number of Securities Underlying (5)	Grant Date Fair Value of Stock (3)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Stock (#)	Awards ($)
Mark J. Barrenechea	August 9, 2021	48,055	96,110	192,220	48,050	$9,621,323
Madhu Ranganathan	August 9, 2021	9,610	19,220	38,440	9,610	$1,924,114
Simon Harrison	August 9, 2021	6,485	12,970	25,940	6,490	$1,298,676
Muhi Majzoub	August 9, 2021	6,485	12,970	25,940	6,490	$1,298,676
Gordon A. Davies (6)	August 9, 2021	6,485	12,970	25,940	6,490	$1,298,676
____________________________
(1)Represents the threshold, target and maximum estimated payouts under our short-term incentive plan for Fiscal 2022. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Short-Term Incentives” above.
(2)For further information regarding our options granting procedures, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives” above.
(3)Amounts set forth in this column represent the amount recognized as the aggregate grant date fair value of equity-based compensation awards, as calculated in accordance with ASC Topic 718 for the fiscal year in which the awards were granted. In all cases, these amounts do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. For a discussion of the assumptions used in this valuation, see Note 13 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
(4)Represents the threshold, target and maximum estimated payouts under our LTIP 2024 PSUs for all Named Executive Officers. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - LTIP 2024.”
(5)Represents the estimated payouts under our LTIP 2024 RSUs. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - LTIP 2024” above.
(6)PSU and RSU awards granted under LTIP 2024 will be forfeited by Mr. Davies as a result of his planned retirement from the Company in September 2022.

Outstanding Equity Awards at End of Fiscal 2022
The following table sets forth certain information regarding outstanding equity awards held by each Named Executive Officer as of June 30, 2022.

		Option Awards (1)						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Non- exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#) (3)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (3)
Mark J. Barrenechea	June 1, 2017	200,000	—	$32.63	June 1, 2024
	June 1, 2017	324,255	—	$32.63	June 1, 2024
	August 7, 2017	189,180	—	$34.49	August 7, 2024
	August 6, 2018	120,780	40,260	$39.27	August 6, 2025
	August 5, 2019	136,506	136,504	$38.76	August 5, 2026
	August 10, 2020	53,420	160,260	$45.81	August 10, 2027
	August 10, 2020	—	750,000	$45.81	August 10, 2027
	August 9, 2021	—	256,410	$52.62	August 9, 2028
	August 5, 2019					41,470	$1,569,225
	August 5, 2019							82,940	$3,138,450
	August 10, 2020					98,270	$3,718,537
	August 10, 2020							76,540	$2,896,274
	August 9, 2021					48,050	$1,818,212
	August 9, 2021							96,110	$3,636,802

Madhu Ranganathan	May 11, 2018	220,132	—	$34.71	May 11, 2025
	August 6, 2018	21,450	7,150	$39.27	August 6, 2025
	August 5, 2019	21,450	21,450	$38.76	August 5, 2026
	August 10, 2020	12,210	142,844	$45.81	August 10, 2027
	August 9, 2021	—	51,280	$52.62	August 9, 2028
	August 5, 2019					6,520	$246,717
	August 5, 2019							13,030	$493,055
	August 10, 2020					13,215	$500,056
	August 10, 2020							17,490	$661,822
	August 9, 2021					9,610	$363,642
	August 9, 2021							19,220	$727,285

Simon Harrison	November 6, 2017	20,000	20,000	$34.48	November 6, 2024
	August 6, 2018	9,383	3,127	$39.27	August 6, 2025
	August 5, 2019	9,750	9,750	$38.76	August 5, 2026
	August 10, 2020	9,540	124,212	$45.81	August 10, 2027
	August 9, 2021	—	34,620	$52.62	August 9, 2028
	August 5, 2019					2,960	$112,006
	August 5, 2019							5,920	$224,013
	August 10, 2020					10,848	$410,488
	August 10, 2020							13,670	$517,273
	August 9, 2021					6,490	$245,582
	August 9, 2021							12,970	$490,785

Muhi Majzoub	July 31, 2015	37,840	—	$22.87	July 31, 2022

	July 29, 2016	32,560	—	$29.75	July 29, 2023
	August 7, 2017	36,960	—	$34.49	August 7, 2024
	August 6, 2018	23,595	7,865	$39.27	August 6, 2025
	May 7, 2019	45,000	30,000	$40.20	May 7, 2026
	August 5, 2019	21,450	21,450	$38.76	August 5, 2026
	August 10, 2020	9,348	118,324	$45.81	August 10, 2027
	August 9, 2021	—	34,620	$52.62	August 9, 2028
	August 5, 2019					6,520		$246,717
	August 5, 2019								13,030		$493,055
	August 10, 2020					10,495		$397,131
	August 10, 2020								13,390		$506,678
	August 9, 2021					6,490		$245,582
	August 9, 2021								12,970		$490,785

Gordon A. Davies	August 6, 2018	—	7,150	$39.27	August 6, 2025
	May 7, 2019	15,000	30,000	$40.20	May 7, 2026
	August 5, 2019	—	21,450	$38.76	August 5, 2026
	August 10, 2020	9,540	108,482	$45.81	August 10, 2027
	August 9, 2021	—	34,620	$52.62	August 9, 2028
	August 5, 2019					6,520		$246,717
	August 5, 2019								13,030		$493,055
	August 10, 2020					10,187	(4)	$385,476
	August 10, 2020								13,670	(5)	$517,273
	August 9, 2021					6,490	(5)	$245,582
	August 9, 2021								12,970	(5)	$490,785
______________________________
(1)Options in the table above vest annually over a period of 4 years starting from the date of grant, with the exception of (i) 750,000 performance options granted to the CEO in Fiscal 2021 assuming achievement of maximum performance level and (ii) options granted to certain of our executive officers on August 10, 2020 in recognition of their service which vest annually over a 5 year period, with the first vesting date being two years from the date of grant. For additional detail, see Item 11 of our Annual Report on Form 10-K for Fiscal 2021.
(2)Represents each Named Executive Officer's target number of RSUs granted pursuant to LTIP 2022, LTIP 2023, LTIP 2024, and other non-LTIP related RSUs, which vest upon the schedules described above in “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long Term Incentives.” These amounts illustrate the market value as of June 30, 2022, based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $37.84.
(3)Represents each Named Executive Officer's target number of PSUs granted pursuant to the LTIP 2022, LTIP 2023, and LTIP 2024, which vest upon the schedules described above in “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long Term Incentives.” These amounts illustrate the market value as of June 30, 2022, based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $37.84.
(4)8,509 RSUs will be forfeited by Mr. Davies as a result of his planned retirement from the Company in September 2022.
(5)Entire award will be forfeited by Mr. Davies as a result of his planned retirement from the Company in September 2022.

As of June 30, 2022, options to purchase an aggregate of 8,820,662 Common Shares had been previously granted (assuming maximum performance level achievement of Mr. Barrenechea's performance options) and are outstanding under our stock option plans, of which 2,892,889 Common Shares were vested. Options to purchase an additional 9,594,844 Common Shares remain available for issuance pursuant to our stock option plans. Our outstanding options pool represents 3.3% of the Common Shares issued and outstanding as of June 30, 2022.
During Fiscal 2022, the Company granted options to purchase 2,553,060 Common Shares or 0.9% of the Common Shares issued and outstanding as of June 30, 2022.

Option Exercises and Stock Vested in Fiscal 2022
The following table sets forth certain details with respect to each of the Named Executive Officers concerning the exercise of stock options and vesting of stock in Fiscal 2022:

	Option Awards		Stock Awards (3)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Mark J. Barrenechea	196,560	$4,936,274	126,142	$6,510,189
Madhu Ranganathan	—	$—	24,641	$1,273,396
Simon Harrison	71,840	$1,378,021	11,811	$611,072
Muhi Majzoub	23,140	$583,309	26,537	$1,370,997
Gordon A. Davies	99,280	$1,634,768	24,087	$1,244,389
_______________________________
(1)    “Value realized on exercise” is the excess of the market price, at date of exercise, of the shares underlying the options over the exercise price of the options.
(2)    “Value realized on vesting” is the market price of the underlying Common Shares on the vesting date.
(3)    Relates to the vesting of PSUs and RSUs under our LTIP 2021.
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
____________________________
(1)Assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred.
(2)LTIP amounts are prorated for the number of months of participation at termination date in the applicable 38-month performance period. If the termination date is before the commencement of the 19th month of the performance period, a prorated LTIP will not be paid.
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
Within 12 Months of a Change in Control

Within 12 Months of a Change in Control
		Base	Short term incentives (1)	LTIP	Options (2)	Employee and Medical Benefits (3)
Mark J. Barrenechea	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months(4)
Madhu Ranganathan	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months
Simon Harrison	Termination without cause or Change in relationship	12 months	12 months	100% Vested	100% Vested	12 months
Muhi Majzoub	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months
Gordon A. Davies	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months
_____________________________
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
Quantitative Estimates of Payments upon Termination or Change in Control
Further information regarding payments to our Named Executive Officers in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each Named Executive Officer would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on June 30, 2022. Amounts (i) potentially payable under plans which are generally available to all salaried employees, such as life and disability insurance, and (ii) earned but unpaid, in both cases, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our Common Shares of $37.84 per share as reported on the NASDAQ on June 30, 2022, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:
•Payments in Canadian dollars included herein are converted to U.S. dollars using an exchange rate, as of June 30, 2022, of 0.792677;
•The salary and incentive payments are calculated based on the amounts of salary, incentive and benefit payments which were payable to each Named Executive Officer as of June 30, 2022; and
•Payments under the LTIPs are calculated as though 100% of LTIP 2024 (granted in Fiscal 2022), LTIP 2023 (granted in Fiscal 2021), and LTIP 2022 (granted in Fiscal 2020) have vested with respect to a termination without cause or change in relationship following a change in control event, and as though a pro-rated amount have vested with respect to no change in control event.
Actual payments made at any future date may vary, including the amount the Named Executive Officer would have accrued under the applicable benefit or compensation plan as well as the price of our Common Shares.

Named Executive Officer		Salary ($)	Short-term Incentive Payment ($)	Gain on Vesting of LTIP and Non-LTIP RSUs ($)	Gain on Vesting of Stock Options ($)	Employee Benefits ($)		Total ($)
Mark J. Barrenechea	Termination Without Cause / Change in Relationship with no Change in Control	$1,900,000	$2,850,000	$9,474,140	$—	$33,893	(1)	$14,258,033
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,900,000	$2,850,000	$16,777,499	$—	$33,893		$21,561,392
Madhu Ranganathan	Termination Without Cause / Change in Relationship with no Change in Control	$600,000	$600,000	$1,496,901	$—	$—		$2,696,901
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,200,000	$1,200,000	$2,992,576	$—	$—		$5,392,576
Simon Harrison	Termination Without Cause / Change in Relationship with no Change in Control	$500,000	$500,000	$960,304	$—	$304,118		$2,264,422

	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$500,000	$500,000	$2,000,147	$67,200	$304,118	$3,371,465
Muhi Majzoub	Termination Without Cause / Change in Relationship with no Change in Control	$500,000	$500,000	$1,324,569	$—	$4,995	$2,329,564
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,000,000	$1,000,000	$2,379,947	$—	$9,989	$4,389,936
Gordon A. Davies	Termination Without Cause / Change in Relationship with no Change in Control	$360,037	$454,204	$1,317,794	$—	$4,075	$2,136,110
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$720,075	$908,408	$2,378,887	$—	$8,150	$4,015,520
_____________________________
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
Director Compensation for Fiscal 2022
The following table sets forth summary information concerning the annual compensation received by each of the non-management directors of OpenText for the fiscal year ended June 30, 2022.

	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
P. Thomas Jenkins (3)	$200,000	$436,841	$—	$—	$—		$636,841
Randy Fowlie (4)	$75,550	$392,178	$—	$—	$—		$467,728
David Fraser (5)	$75,000	$280,520	$—	$—	$—		$355,520
Gail E. Hamilton (6)	$90,000	$327,886	$—	$—	$—		$417,886
Robert Hau (7)	$100,000	$258,560	$—	$—	$—		$358,560
Ann M. Powell (8)	$106,667	$319,939	$—	$—	$—		$426,606
Stephen J. Sadler (9)	$—	$419,589	$—	$—	$429,167	(14)	$848,756
Harmit Singh (10)	$25,000	$349,596	$—	$—	$—		$374,596
Michael Slaunwhite (11)	$1,725	$470,498	$—	$—	$—		$472,223
Katharine B. Stevenson (12)	$—	$444,891	$—	$—	$—		$444,891
Deborah Weinstein (13)	$—	$465,341	$—	$—	$—		$465,341
______________________________
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
(2)The amounts set forth in this column represents the amount recognized as the aggregate grant date fair value of equity-based compensation awards, inclusive of DSU dividend equivalents, as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards. For a discussion of the assumptions used in this valuation, see Note 13 “Share Capital, Option Plans and Share-based Payments” to our consolidated financial statements. In Fiscal 2022, Messrs. Jenkins, Fowlie, Fraser, Hau, Sadler, Singh, and Slaunwhite and Mses. Hamilton, Powell, Stevenson and Weinstein received 8,959, 8,020, 5,607, 5,120, 8,552, 6,962, 9,664, 6,695, 6,285, 9,092, and 9,549 DSUs, respectively.
(3)As of June 30, 2022, Mr. Jenkins holds 135,553 DSUs. Mr. Jenkins serves as Chairman of the Board.
(4)As of June 30, 2022, Mr. Fowlie holds 114,156 DSUs.
(5)As of June 30, 2022, Mr. Fraser holds 25,493 DSUs.
(6)As of June 30, 2022, Ms. Hamilton holds 90,538 DSUs.
(7)As of June 30, 2022, Mr. Hau holds 11,013 DSUs.
(8)As of June 30, 2022, Ms. Powell holds 6,285 DSUs.
(9)As of June 30, 2022, Mr. Sadler holds 110,059 DSUs.
(10)As of June 30, 2022, Mr. Singh holds 29,761 DSUs.
(11)As of June 30, 2022, Mr. Slaunwhite holds 131,202 DSUs.
(12)As of June 30, 2022, Ms. Stevenson holds 110,638 DSUs.
(13)As of June 30, 2022, Ms. Weinstein holds 126,170 DSUs.
(14)During Fiscal 2022, Mr. Sadler received $429,167 in consulting fees, paid or payable in cash, for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

The Board sets the level of compensation for directors, based on the recommendations of the Corporate Governance and Nominating Committee. From time to time, the Corporate Governance and Nominating Committee reviews the amount and form of compensation paid to directors, having regard to the workload and responsibilities involved in being an effective director, and benchmarked against director compensation for comparable companies. The committee’s review may be conducted with the assistance of outside consultants. Directors who are salaried officers or employees receive no compensation for serving as directors. Mr. Barrenechea was the only employee director in Fiscal 2022. The material terms of our director compensation arrangements are as follows:

Description	Amount and Frequency of Payment
Annual Chairman retainer fee payable to the Chairman of the Board	$200,000 per year payable following our Annual General Meeting

Annual retainer fee payable to each non-management director	$75,000 per director payable following our Annual General Meeting

Annual Audit Committee retainer fee payable to each member of the Audit Committee	$25,000 per year payable at $6,250 at the beginning of each quarterly period.

Annual Audit Committee Chair retainer fee payable to the Chair of the Audit Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Compensation Committee retainer fee payable to each member of the Compensation Committee	$15,000 per year payable at $3,750 at the beginning of each quarterly period.

Annual Compensation Committee Chair retainer fee payable to the Chair of the Compensation Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Corporate Governance & Nominating Committee retainer fee payable to each member of the Corporate Governance & Nominating Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Corporate Governance & Nominating Committee Chair retainer fee payable to the Chair of the Corporate Governance & Nominating Committee	$8,000 per year payable at $2,000 at the beginning of each quarterly period.

Excess travel fee payable to each non-management director attending a meeting who travels more than six hours	$2,000 per meeting when applicable
The Board has adopted a DSU Plan which is available to any non-management director of the Company. In Fiscal 2022, certain directors elected to receive DSUs instead of a cash payment for their directors’ fees. In addition to the scheduled fee arrangements set forth in the table above, whether paid in cash or DSUs, non-management directors also receive an annual DSU grant representing the long-term component of their compensation. The amount of the annual DSU grant is discretionary; however, historically, the amount of this grant has been determined and updated on a periodic basis with the assistance of the Compensation Committee and the compensation consultant and benchmarked against director compensation for comparable companies. For Fiscal 2022, the annual DSU grant was approximately $250,000 for each non-management director and approximately $320,000 for the Chairman of the Board. DSUs granted as compensation for directors' fees vest immediately whereas the annual DSU grant vests at the Company’s next annual general meeting. No DSUs are payable by the Company until the director ceases to be a member of the Board.
As with its employees, the Company believes that granting compensation to directors in the form of equity, such as DSUs, promotes a greater alignment of long-term interests between directors of the Company and the shareholders of the Company and since Fiscal 2013 the Company has taken the position that non-management directors will receive DSUs instead of stock options where granting of equity awards is appropriate. All non-management directors have exceeded the Share Ownership Guidelines applicable to them, which is five times their annual retainer, other than Ms. Powell, who has until November 3, 2026, to meet the applicable requirements of the Share Ownership Guidelines. For further details of our Share Ownership Guidelines as they relate to directors, see “Share Ownership Guidelines” above.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information as of June 30, 2022 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of approximately 5% or more of our outstanding Common Shares, (ii) each director of our Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.
The number and percentage of shares beneficially owned as exhibited in Item 12 is based on filings made in accordance with the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting or investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of June 30, 2022. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
Jarislowsky, Fraser Ltd. (1) 1010 Sherbrooke St. West, Montreal QC H3A 2R7	15,309,077	5.68%
FMR LLC (1) 245 Summer Street, Boston, MA 02210	13,686,967	5.06%
P. Thomas Jenkins (2)	2,388,057	*
Mark J. Barrenechea (3)	2,338,995	*
Michael Slaunwhite (4)	804,432	*
Madhu Ranganathan (5)	366,065	*
Muhi Majzoub (6)	353,339	*
Randy Fowlie (7)	304,734	*
Stephen J. Sadler (8)	240,137	*
Gordon A. Davies (9)	156,070	*
Deborah Weinstein (10)	141,248	*
Katharine B. Stevenson (11)	127,346	*
Simon Harrison (12)	123,062	*
Gail E. Hamilton (13)	85,626	*
Harmit Singh (14)	24,839	*
David Fraser (15)	20,571	*
Robert Hau (16)	6,091	*
Ann M. Powell (17)	1,363	*
All executive officers and directors as a group (18)	7,788,953	2.84%
_________________________________________
*    Less than 1%
(1)Information regarding the shares outstanding is based on information filed in Schedule 13G, 13F, or Schedule 13G/A with the SEC. The percentage of Common Shares outstanding is calculated using the total shares outstanding as of June 30, 2022.
(2)    Includes 2,258,804 Common Shares owned and 129,253 deferred stock units (DSUs) which are exercisable.
(3)    Includes 1,088,819 Common Shares owned, 1,024,141 options which are exercisable and 226,035 options which will become exercisable within 60 days of June 30, 2022.
(4)    Includes 678,152 Common Shares owned and 126,280 DSUs which are exercisable.
(5)    Includes 19,132 Common Shares owned, 275,242 options which are exercisable and 71,691 options which will become exercisable within 60 days of June 30, 2022.
(6)    Includes 85,525 Common Shares owned, 206,753 options which are exercisable and 61,061 options which will become exercisable within 60 days of June 30, 2022.
(7)    Includes 195,500 Common Shares owned and 109,234 DSUs which are exercisable.
(8)    Includes 135,000 Common Shares owned and 105,137 DSUs which are exercisable.
(9)    Includes 73,816 Common Shares owned, 24,540 options which are exercisable and 57,714 options which will become exercisable within 60 days of June 30, 2022.
(10)    Includes 20,000 Common Shares owned and 121,248 DSUs which are exercisable.
(11)    Includes 21,630 Common Shares owned and 105,716 DSUs which are exercisable.
(12)    Includes 22,285 Common Shares owned, 48,673 options which are exercisable and 52,104 options which will become exercisable within 60 days of June 30, 2022.
(13)    Includes 10 Common Shares owned and 85,616 DSUs which are exercisable.
(14) Includes 24,839 DSUs which are exercisable.
(15) Includes 20,571 DSUs which are exercisable.
(16) Includes 6,091 DSUs which are exercisable.
(17) Includes 1,363 DSUs which are exercisable.
(18)    Includes 4,651,211 Common Shares owned, 1,695,590 options which are exercisable, 606,804 options which will become exercisable within 60 days of June 30, 2022, and 835,348 DSUs which are exercisable.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth summary information relating to our various stock compensation plans as of June 30, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	8,820,662	$42.74	9,594,844
Equity compensation plans not approved by security holders:
Under deferred stock unit awards	885,701	N/A	—
Under performance stock unit awards	812,937	N/A	—
Under restricted stock unit awards	3,205,450	N/A	—
Total	13,724,750		9,594,844
For more information regarding stock compensation plans, please refer to Note 13 “Share Capital, Option Plans and Share-based Payments” to our Consolidated Financial Statements within this Annual Report on Form 10-K.
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
Transactions With Related Persons
One of our directors, Mr. Sadler, received consulting fees for assistance with acquisition-related business activities pursuant to a consulting agreement with the Company. Mr. Sadler's consulting agreement, which was adopted by way of Board resolution effective July 1, 2011, is for an indefinite period. The material terms of the agreement are as follows: Mr. Sadler is paid at the rate of Canadian dollars (CAD) $450 per hour for services relating to his consulting agreement. In addition, he is eligible to receive a bonus fee equivalent to 1.0% of the acquired company's revenues, up to CAD $10.0 million in revenue, plus an additional amount of 0.5% of the acquired company's revenues above CAD $10.0 million. The total bonus fee payable, for any given fiscal year, is subject to an annual limit of CAD $450,000 per single acquisition and an aggregate annual limit of CAD $980,000. The acquired company's revenues, for this purpose, is equal to the acquired company's revenues for the 12 months prior to the date of acquisition. During Fiscal 2022, Mr. Sadler received CAD $0.5 million in consulting fees from OpenText (equivalent to $0.4 million USD), for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees. Additionally, Mr. Sadler has direct or indirect control over a material interest in Enghouse Systems Limited, a publicly traded software company, which acquired

Dialogic Group Inc, (“Dialogic”) in 2020. Prior to Dialogic being acquired by Enghouse Systems Limited, OpenText entered into a product supply and license agreement to purchase certain software licenses from a subsidiary of Dialogic under which the company makes payments in the normal course of business. During Fiscal 2022, OpenText paid $2.0 million under such an agreement.
Item 14. Principal Accountant Fees and Services
The aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for Fiscal 2022 and Fiscal 2021 were:

	Year ended June 30,
(In thousands)	2022	2021
Audit fees (1) (2)	$6,622	$5,341
Audit-related fees (2) (3)	72	6
Tax fees (4)	—	7
All other fees (5)	—	—
Total	$6,694	$5,354
____________________________________
(1)Audit fees were primarily for professional services rendered for (a) the annual audits of our consolidated financial statements and the accompanying attestation report regarding our ICFR contained in our Annual Report on Form 10-K, (b) the review of quarterly financial information included in our Quarterly Reports on Form 10-Q, (c) audit services related to mergers and acquisitions, (d) fees associated with non-periodic securities filings, and (e) annual statutory audits where applicable.
(2)2021 Audit fees includes a reclassification of fees for non-periodic filings with the SEC previously included within the audit-related fees category.
(3)Audit related fees were primarily for assurance and related services, such as IT assurance engagements and accounting research services.
(4)Tax fees were for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.
(5)All other fees consist of fees for services other than the services reported in audit fees, audit-related fees, and tax fees.
OpenText's Audit Committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from our independent registered public accounting firm be approved in advance by the Audit Committee or a delegate of the Audit Committee. The Audit Committee has delegated the pre-approval responsibility to the Chair of the Audit Committee. All services that KPMG LLP provided to us in Fiscal 2022 and Fiscal 2021 have been pre-approved by the Audit Committee.
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
2) Valuation and Qualifying Accounts; see Note 4 “Allowance for Credit Losses” and Note 15 “Income Taxes” in the Notes to Consolidated Financial Statements included in Part II, Item 8.
3) Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated by reference to exhibits previously filed with the SEC. Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated. Management contracts relating to compensatory plans or arrangements are designated by a star (*).

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
2.1	Agreement and Plan of Merger, dated November 10, 2019, by and among Open Text Corporation, Coral Merger Sub Inc. and Carbonite, Inc.	Company’s Form 8-K, filed November 12, 2019	Exhibit 2.1
3.1	Articles of Amalgamation of the Company	Company’s registration statement on Form F-1, filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
3.2	Articles of Amendment of the Company	Company’s registration statement on Form F-1, filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
3.3	Articles of Amendment of the Company	Company’s registration statement on Form F-1, filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
3.4	Articles of Amalgamation of the Company	Company’s registration statement on Form F-1, filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
3.5	Articles of Amalgamation of the Company, dated July 1, 2001	Company’s Form 10-K, filed September 28, 2001
3.6	Articles of Amalgamation of the Company, dated July 1, 2002	Company’s Form 10-K, filed September 28, 2002	Exhibit 3.10
3.7	Articles of Amalgamation of the Company, dated July 1, 2003	Company’s Form 10-K, filed September 29, 2003	Exhibit 3.11

3.8	Articles of Amalgamation of the Company, dated July 1, 2004	Company’s Form 10-K, filed September 13, 2004	Exhibit 3.12
3.9	Articles of Amalgamation of the Company, dated July 1, 2005	Company’s Form 10-K, filed September 27, 2005	Exhibit 3.13
3.10	Articles of Continuance of the Company, dated December 29, 2005	Company’s Form 10-Q, filed February 3, 2006	Exhibit 3.1
3.11	By-Law 1 of Open Text Corporation	Company’s Form 8-K, filed September 26, 2013	Exhibit 3.1
4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Company’s Form 10-K, filed August 1, 2019	Exhibit 4.1
4.2	Form of Common Share Certificate	Company’s registration statement on Form F-1 (Registration Number 33-98858), filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
4.3	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 4, 2019	Company’s Form 8-K filed September 4, 2019	Exhibit 4.1
4.4	Indenture, dated as of February 18, 2020, between Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee	Company’s Form 8-K filed February 18, 2020	Exhibit 4.1
4.5	Indenture, dated as of February 18, 2020, between Open Text Holdings, Inc. and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee	Company’s Form 8-K filed February 18, 2020	Exhibit 4.3
4.6
Indenture governing the Company's 3.875% Senior Notes due 2029, dated as of November 24, 2021, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company's Form 8-K filed November 24, 2021	Exhibit 4.1
4.7
Indenture governing OTHI's 4.125% Senior Notes due 2031, dated as of November 24, 2021, among OTHI, the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company's Form 8-K filed November 24, 2021	Exhibit 4.3
10.1*	1998 Stock Option Plan	Company’s Form 10-K filed August 20, 1999
10.2*	Form of Indemnity Agreement between the Company and certain of its officers dated September 7, 2006	Company’s Form 10-K filed September 12, 2006	Exhibit 10.26
10.3*	Consulting Agreement between Steven Sadler and SJS Advisors Inc. and the Company, dated May 3, 2005	Company’s Form 10-K filed August 26, 2008	Exhibit 10.28
10.4*	OpenText Corporation Directors' Deferred Share Unit Plan, as amended and restated October 30, 2018	Company’s Form 10-Q filed January 31, 2019	Exhibit 10.1
10.5
Amended and Restated Credit Agreement among Open Text Corporation and certain of its subsidiaries, the Lenders, Barclays Bank PLC, Royal Bank of Canada, Barclays Capital and RBC Capital Markets, dated as of November 9, 2011
		Company’s Form 8-K filed November 9, 2011	Exhibit 99.1
10.6*	OpenText Corporation Long-Term Incentive Plan 2015 for eligible employees, effective October 3, 2012	Company’s Form 10-Q filed November 1, 2012	Exhibit 10.2
10.7*	Employment Agreement, dated October 30, 2012 between Mark Barrenechea and the Company	Company’s Form 10-Q filed November 1, 2012	Exhibit 10.3
10.8*
Amendment No. 1 to the Employment Agreement between Mark J. Barrenechea and the Company dated January 24, 2013 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012)
		Company’s Form 10-Q filed January 25, 2013	Exhibit 10.3
10.9*	Employment Agreement, as of December 19, 2012, between Gordon A. Davies and the Company	Company’s Form 10-K filed August 1, 2013	Exhibit 10.20
10.10
First Amendment to Amended and Restated Credit Agreement and Amended and Restated Security and Pledge Agreement, dated as of December 16, 2013, between Open Text ULC, as term borrower, Open Text ULC, Open Text Inc. and Open Text Corporation, as revolving credit borrowers, the domestic guarantors party thereto, each of the lenders party thereto, Barclays Bank PLC, as sole administrative agent and collateral agent, and Royal Bank of Canada, as documentary credit lender
		Company’s Form 8-K filed December 20, 2013	Exhibit 10.1
10.11
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
		Company’s Form 8-K filed January 16, 2014	Exhibit 10.1
10.12
Second Amendment to Amended and Restated Credit Agreement, dated as of December 22, 2014, between Open Text ULC, as term borrower, Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as revolving credit borrowers, the domestic guarantors party thereto, each of the lenders party thereto, Barclays Bank PLC, as sole administrative agent and collateral agent, and Royal Bank of Canada, as documentary credit lender
		Company’s Form 8-K filed December 23, 2014	Exhibit 10.1
10.13*	Employment Agreement, dated November 30, 2012, between Muhi Majzoub and the Company	Company’s Form 10-K filed July 31, 2014	Exhibit 10.20

10.14*
Amendment No. 2 to the Employment Agreement between Mark J. Barrenechea and the Company dated July 30, 2014 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012)
		Company’s Form 10-K filed July 31, 2014	Exhibit 10.23
10.15
Repricing Amendment and Amendment No. 2 dated as of February 22, 2017 to Credit Agreement, by and among Open Text Corporation, as guarantor, Open Text GXS ULC, as borrower, the other guarantors party thereto, each of the lenders party thereto and Barclays Bank PLC, as administrative agent
		Company’s Form 8-K filed February 22, 2017	Exhibit 10.1
10.16
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of May 5, 2017, among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, and Barclays Bank PLC, as sole administrative agent and collateral agent
		Company’s Form 10-Q filed May 8, 2017	Exhibit 10.2
10.17*
Amendment No. 3 to the Employment Agreement between Mark J. Barrenechea and the Company dated June 1, 2017 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012)
		Company’s Form 8-K filed June 6, 2017	Exhibit 10.1
10.18
Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of September 6, 2017, among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, and Barclays Bank PLC, as sole administrative agent and collateral agent
		Company’s Form 10-Q filed November 2, 2017	Exhibit 10.1
10.19*	Employment Agreement, dated January 30, 2018, among the Company, Open Text Inc. and Madhu Ranganathan	Company’s Form 8-K filed February 1, 2018	Exhibit 10.1
10.20
Amended and Restated Credit Agreement dated as of May 30, 2018, by and among Open Text Corporation, as borrower, the guarantors party thereto, each of the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent
		Company’s Form 8-K filed May 30, 2018	Exhibit 10.1
10.21
Third Amended and Restated Credit Agreement dated as of May 30, 2018, by and among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, Barclays Bank PLC, as administrative agent, collateral agent and swing line lender and Royal Bank of Canada as documentary credit lender
		Company’s Form 8-K filed May 30, 2018	Exhibit 10.2
10.22*	Employment Agreement, dated October 1, 2017, between Simon (Ted) Harrison and the Company	Company’s Form 10-K filed August 2, 2018	Exhibit 10.31
10.23
Fourth Amended and Restated Credit Agreement dated as of October 31, 2019, by and among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, Barclays Bank PLC, as administrative agent, collateral agent and swing line lender and Royal Bank of Canada as documentary credit lender
		Company’s Form 8-K filed November 5, 2019	Exhibit 10.1
10.24*
Amendment No. 4 to the Employment Agreement between Mark J. Barrenechea and the Company dated August 14, 2020 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012, as amended)
		Company’s Form 8-K filed August 14, 2020	Exhibit 10.1
10.25	Open Text Corporation 2004 Stock Option Plan, as amended and restated on September 14, 2020	Company's Registration Statement on Form S-8 filed September 30, 2020	Exhibit 4.1
10.26	Open Text Corporation 2004 Employee Stock Purchase Plan, as amended and restated on September 14, 2020	Company's Registration Statement on Form S-8 filed September 30, 2020	Exhibit 4.2
21.1+	List of the Company's Subsidiaries
23.1+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH+	Inline XBRL taxonomy extension schema
101.CAL+	Inline XBRL taxonomy extension calculation linkbase
101.DEF+	Inline XBRL taxonomy extension definition linkbase
101.LAB+	Inline XBRL taxonomy extension label linkbase
101.PRE+	Inline XBRL taxonomy extension presentation

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Open Text Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Open Text Corporation (the Company) as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended June 30, 2022 , and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 3, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
We identified the evaluation of the determination of the SSP of revenue performance obligations for customer contracts with a software license as a critical audit matter. A higher degree of auditor judgment was required to evaluate the approach and the significant assumptions, including the basis for stratification, used to establish SSP for each performance obligation which could be offered in a customer contract.
The primary procedures we performed to address this critical audit matter included the following. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue process, including controls over the approach and the significant assumptions used to determine SSP for identified performance obligations in customer contracts which include a software license. We evaluated the approach used to determine SSP based on current pricing patterns in relevant customer contracts, historical analysis of renewal contract pricing completed by the Company and pricing practices observed in the industry. We inspected a selection of contracts from the SSP population and compared attributes such as price and employee consultant level to historical information.
Assessment of uncertain tax positions
As discussed in Note 2, Note 14 and Note 15 to the consolidated financial statements, the Company has recognized uncertain tax positions including associated interest and penalties. The Company’s tax positions are subject to audit by local taxing authorities across multiple global subsidiaries and the resolution of such audits may span multiple years. Tax law is complex and often subject to varied interpretations. Accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.
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
August 3, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Open Text Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Open Text Corporation’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Open Text Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated August 3, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Zix Corporation on December 23, 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022, Zix Corporation’s internal control over financial reporting associated with 2.5% of consolidated total revenues and 9.6% of consolidated total assets (of which $868 million, or 8.5% of consolidated total assets, represents goodwill and net intangible assets included within the scope of the assessment) included in the consolidated financial statements of the Company as of and for the year ended June 30, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Zix Corporation.
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

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
August 3, 2022

OPEN TEXT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	June 30, 2022	June 30, 2021
ASSETS
Cash and cash equivalents	$1,693,741	$1,607,306
Accounts receivable trade, net of allowance for credit losses of $16,473 as of June 30, 2022 and $22,151 as of June 30, 2021 (Note 4)	426,652	438,547
Contract assets (Note 3)	26,167	25,344
Income taxes recoverable (Note 15)	18,255	32,312
Prepaid expenses and other current assets (Note 9)	120,552	98,551
Total current assets	2,285,367	2,202,060
Property and equipment (Note 5)	244,709	233,595
Operating lease right of use assets (Note 6)	198,132	234,532
Long-term contract assets (Note 3)	19,719	19,222
Goodwill (Note 7)	5,244,653	4,691,673
Acquired intangible assets (Note 8)	1,075,208	1,187,260
Deferred tax assets (Note 15)	810,154	796,738
Other assets (Note 9)	256,987	208,894
Long-term income taxes recoverable (Note 15)	44,044	35,362
Total assets	$10,178,973	$9,609,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$448,607	$423,592
Current portion of long-term debt (Note 11)	10,000	10,000
Operating lease liabilities (Note 6)	56,380	58,315
Deferred revenues (Note 3)	902,202	852,629
Income taxes payable (Note 15)	51,069	17,368
Total current liabilities	1,468,258	1,361,904
Long-term liabilities:
Accrued liabilities (Note 10)	18,208	28,830
Pension liability (Note 12)	60,951	74,511
Long-term debt (Note 11)	4,209,567	3,578,859
Long-term operating lease liabilities (Note 6)	198,695	224,453
Long-term deferred revenues (Note 3)	91,144	98,989
Long-term income taxes payable (Note 15)	34,003	34,113
Deferred tax liabilities (Note 15)	65,887	108,224
Total long-term liabilities	4,678,455	4,147,979
Shareholders’ equity:
Share capital and additional paid-in capital (Note 13)
269,522,639 and 271,540,755 Common Shares issued and outstanding at June 30, 2022 and June 30, 2021, respectively; authorized Common Shares: unlimited	2,038,674	1,947,764
Accumulated other comprehensive income (loss) (Note 21)	(7,659)	66,238
Retained earnings	2,160,069	2,153,326
Treasury stock, at cost (3,706,420 and 1,567,664 shares at June 30, 2022 and June 30, 2021, respectively)	(159,966)	(69,386)
Total OpenText shareholders' equity	4,031,118	4,097,942
Non-controlling interests	1,142	1,511
Total shareholders’ equity	4,032,260	4,099,453
Total liabilities and shareholders’ equity	$10,178,973	$9,609,336
Guarantees and contingencies (Note 14)
Related party transactions (Note 25)
Subsequent event (Note 26)
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

	Year Ended June 30,
	2022	2021	2020
Revenues (Note 3):
Cloud services and subscriptions	$1,535,017	$1,407,445	$1,157,686
Customer support	1,330,965	1,334,062	1,275,586
License	358,351	384,711	402,851
Professional service and other	269,511	259,897	273,613
Total revenues	3,493,844	3,386,115	3,109,736
Cost of revenues:
Cloud services and subscriptions	511,713	481,818	449,940
Customer support	121,485	122,753	123,894
License	13,501	13,916	11,321
Professional service and other	216,895	197,183	212,903
Amortization of acquired technology-based intangible assets (Note 8)	198,607	218,796	205,717
Total cost of revenues	1,062,201	1,034,466	1,003,775
Gross profit	2,431,643	2,351,649	2,105,961
Operating expenses:
Research and development	440,448	421,447	370,411
Sales and marketing	677,118	622,221	585,044
General and administrative	317,085	263,521	237,532
Depreciation	88,241	85,265	89,458
Amortization of acquired customer-based intangible assets (Note 8)	217,105	216,544	219,559
Special charges (recoveries) (Note 18)	46,873	1,748	100,428
Total operating expenses	1,786,870	1,610,746	1,602,432
Income from operations	644,773	740,903	503,529
Other income (expense), net (Note 23)	29,118	61,434	(11,946)
Interest and other related expense, net	(157,880)	(151,567)	(146,378)
Income before income taxes	516,011	650,770	345,205
Provision for income taxes (Note 15)	118,752	339,906	110,837
Net income	$397,259	$310,864	$234,368
Net (income) loss attributable to non-controlling interests	(169)	(192)	(143)
Net income attributable to OpenText	$397,090	$310,672	$234,225
Earnings per share—basic attributable to OpenText (Note 24)	$1.46	$1.14	$0.86
Earnings per share—diluted attributable to OpenText (Note 24)	$1.46	$1.14	$0.86
Weighted average number of Common Shares outstanding—basic (in '000's)	271,271	272,533	270,847
Weighted average number of Common Shares outstanding—diluted (in '000's)	271,909	273,479	271,817

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

	Year Ended June 30,
	2022	2021	2020
Net income	$397,259	$310,864	$234,368
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(78,724)	42,440	(7,784)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of ($671), $1,532, and ($599) for the year ended June 30, 2022, 2021 and 2020, respectively	(1,859)	4,246	(1,662)
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of $134, ($1,182), and $355 for the year ended June 30, 2022, 2021 and 2020, respectively	373	(3,280)	985
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of $1,866, $990 and $1,219 for the year ended June 30, 2022, 2021 and 2020, respectively	5,595	3,987	1,245
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $290, $379 and $520 for the year ended June 30, 2022, 2021 and 2020, respectively	718	1,020	917
Total other comprehensive income (loss) net	(73,897)	48,413	(6,299)
Total comprehensive income	323,362	359,277	228,069
Comprehensive (income) loss attributable to non-controlling interests	(169)	(192)	(143)
Total comprehensive income attributable to OpenText	$323,193	$359,085	$227,926

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)

	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	269,834	$1,774,214	(803)	$(28,766)	$2,113,883	$24,124	$1,215	$3,884,670
Issuance of Common Shares
Under employee stock option plans	1,530	41,282	—	—	—	—	—	41,282
Under employee stock purchase plans	499	17,757	—	—	—	—	—	17,757
Share-based compensation	—	29,532	—	—	—	—	—	29,532
Purchase of treasury stock	—	—	(300)	(12,424)	—	—	—	(12,424)
Issuance of treasury stock	—	(11,008)	481	17,582	—	—	—	6,574
Dividends declared ($0.6984 per Common Share)	—	—	—	—	(188,712)	—	—	(188,712)
Other comprehensive income (loss) - net	—	—	—	—	—	(6,299)	—	(6,299)
Non-controlling interest	—	—	—	—	—	—	(39)	(39)
Net income	—	—	—	—	234,225	—	143	234,368
Balance as of June 30, 2020	271,863	$1,851,777	(622)	$(23,608)	$2,159,396	$17,825	$1,319	$4,006,709
Adoption of ASU 2016-13 - cumulative effect, net	—	—	—	—	(2,450)	—	—	(2,450)
Issuance of Common Shares
Under employee stock option plans	1,605	49,565	—	—	—	—	—	49,565
Under employee stock purchase plans	573	22,307	193	6,690	—	—	—	28,997
Share-based compensation	—	51,969	—	—	—	—	—	51,969
Purchase of treasury stock	—	—	(1,455)	(64,847)	—	—	—	(64,847)
Issuance of treasury stock	—	(12,379)	316	12,379	—	—	—	—
Repurchase of Common Shares	(2,500)	(15,475)	—	—	(103,630)	—	—	(119,105)
Dividends declared ($0.7770 per Common Share)	—	—	—	—	(210,662)	—	—	(210,662)
Other comprehensive income (loss) - net	—	—	—	—	—	48,413	—	48,413
Net income	—	—	—	—	310,672	—	192	310,864
Balance as of June 30, 2021	271,541	$1,947,764	(1,568)	$(69,386)	$2,153,326	$66,238	$1,511	$4,099,453
Issuance of Common Shares
Under employee stock option plans	950	32,714	—	—	—	—	—	32,714
Under employee stock purchase plans	842	33,806	—	—	—	—	—	33,806
Share-based compensation	—	69,556	—	—	—	—	—	69,556
Purchase of treasury stock	—	—	(2,630)	(111,593)	—	—	—	(111,593)
Issuance of treasury stock	—	(21,013)	492	21,013	—	—	—	—
Repurchase of Common Shares	(3,810)	(24,295)	—	—	(152,692)	—	—	(176,987)
Dividends declared ($0.8836 per Common Share)	—	—	—	—	(237,655)	—	—	(237,655)
Other comprehensive income (loss) - net	—	—	—	—	—	(73,897)	—	(73,897)
Distribution to non-controlling interest	—	142	—	—	—	—	(538)	(396)
Net income	—	—	—	—	397,090	—	169	397,259
Balance as of June 30, 2022	269,523	$2,038,674	(3,706)	$(159,966)	$2,160,069	$(7,659)	$1,142	$4,032,260

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended June 30,
	2022	2021	2020
Cash flows from operating activities:
Net income	$397,259	$310,864	$234,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	503,953	520,605	514,734
Share-based compensation expense	69,556	51,969	29,532
Pension expense	6,606	6,616	5,802
Amortization of debt issuance costs	5,422	4,548	4,633
Write off of right of use assets	17,707	—	36,864
Loss on extinguishment of debt	27,413	—	17,854
Loss on sale and write down of property and equipment	294	2,771	9,714
Deferred taxes	(36,088)	73,039	51,388
Share in net (income) loss of equity investees	(58,702)	(62,897)	(8,700)
Changes in operating assets and liabilities:
Accounts receivable	81,841	60,954	84,499
Contract assets	(37,966)	(39,333)	(40,301)
Prepaid expenses and other current assets	(13,954)	37,733	(6,897)
Income taxes	34,589	(140,763)	(35,086)
Accounts payable and accrued liabilities	(24,177)	26,088	30,613
Deferred revenue	(5,236)	39,295	25,306
Other assets	17,297	11,914	1,127
Operating lease assets and liabilities, net	(4,004)	(27,283)	(914)
Net cash provided by operating activities	981,810	876,120	954,536
Cash flows from investing activities:
Additions of property and equipment	(93,109)	(63,675)	(72,709)
Purchase of Zix Corporation, net of cash acquired	(856,175)	—	—
Purchase of Bricata Inc.	(17,753)	—	—
Purchase of XMedius	—	444	(73,335)
Purchase of Carbonite, Inc., net of cash and restricted cash acquired	—	—	(1,305,097)
Purchase of Dynamic Solutions Group Inc.	—	(971)	(4,149)
Other investing activities	(3,922)	(4,568)	(14,127)
Net cash used in investing activities	(970,959)	(68,770)	(1,469,417)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	67,215	80,067	66,600
Proceeds from long-term debt and Revolver	1,500,000	—	3,150,000
Repayment of long-term debt and Revolver	(860,000)	(610,000)	(1,713,631)
Debt extinguishment costs	(24,969)	—	(11,248)
Debt issuance costs	(17,159)	—	(21,806)
Repurchase of Common Shares	(176,987)	(119,105)	—
Purchase of treasury stock	(111,593)	(64,847)	(12,424)
Distribution to non-controlling interest	(396)	—	—
Payments of dividends to shareholders	(237,655)	(210,662)	(188,712)
Net cash provided by (used in) financing activities	138,456	(924,547)	1,268,779
Foreign exchange gain (loss) on cash held in foreign currencies	(63,196)	29,734	(178)
Increase (decrease) in cash, cash equivalents and restricted cash during the year	86,111	(87,463)	753,720
Cash, cash equivalents and restricted cash at beginning of the year	1,609,800	1,697,263	943,543
Cash, cash equivalents and restricted cash at end of the year	$1,695,911	$1,609,800	$1,697,263

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

Reconciliation of cash, cash equivalents and restricted cash:	June 30, 2022	June 30, 2021	June 30, 2020
Cash and cash equivalents	$1,693,741	$1,607,306	$1,692,850
Restricted cash (1)	2,170	2,494	4,413
Total cash, cash equivalents and restricted cash	$1,695,911	$1,609,800	$1,697,263
_________________________________
(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Consolidated Balance Sheets (Note 9).
Supplemental cash flow disclosures (Note 6 and Note 22)

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended June 30, 2022
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company”. We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), which as of June 30, 2022, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
Previously, our ownership in EC1 Pte. Ltd. (GXS Singapore) was 81%. During the first quarter of Fiscal 2022 (as defined below), we made a final cash distribution of $0.4 million to the non-controlling interest holder in GXS Singapore as part of the process to liquidate the subsidiary. During the year ended June 30, 2022, the liquidation of GXS Singapore was completed.
Throughout this Annual Report on Form 10-K: (i) the term “Fiscal 2023” means our fiscal year beginning on July 1, 2022 and ending June 30, 2023; (ii) the term “Fiscal 2022” means our fiscal year beginning on July 1, 2021 and ended June 30, 2022; (iii) the term “Fiscal 2021” means our fiscal year beginning on July 1, 2020 and ended June 30, 2021; (iv) the term “Fiscal 2020” means our fiscal year beginning on July 1, 2019 and ended June 30, 2020; (v) the term “Fiscal 2019” means our fiscal year beginning on July 1, 2018 and ended June 30, 2019; (vi) the term “Fiscal 2018” means our fiscal year beginning on July 1, 2017 and ended June 30, 2018; (vii) the term “Fiscal 2017” means our fiscal year beginning on July 1, 2016 and ended June 30, 2017; (viii) the term “Fiscal 2016” means our fiscal year beginning on July 1, 2015 and ended June 30, 2016; (ix) the term “Fiscal 2015” means our fiscal year beginning on July 1, 2014 and ended June 30, 2015; (x) the term “Fiscal 2014” means our fiscal year beginning on July 1, 2013 and ended June 30, 2014; and (xi) the term “Fiscal 2013” means our fiscal year beginning on July 1, 2012 and ended June 30, 2013.
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
In March 2020, COVID-19 was characterized as a pandemic by the World Health Organization. The spread of COVID-19 continues to impact the global economy. As the impacts of the pandemic continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. As of June 30, 2022, we have recorded certain estimates resulting from the pandemic, particularly with respect to the COVID-19 Restructuring Plan (as defined herein) and allowance for credit losses, based on management's estimates and assumptions utilizing the most currently available information. Such estimates may be subject to change particularly given the unprecedented nature of the COVID-19 pandemic. We will continue to monitor the potential impact of COVID-19 on our financial statements and related disclosures, including the need for additional estimates going forward, which could include costs related to potential items such as special charges (recoveries), restructurings, asset impairments and other non-recurring costs. Please see Note 18 “Special Charges (Recoveries)” and “Risk Factors” included within Part I, Item 1A, “Risk Factors” within this Annual Report on Form 10-K.

NOTE 2—ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Policies
Cash and cash equivalents
Cash and cash equivalents include balances with banks as well as deposits that have original terms to maturity of three months or less. Cash equivalents are recorded at cost and typically consist of term deposits, commercial paper, certificates of deposit and short-term interest-bearing investment-grade securities of major banks in the countries in which we operate.

Accounts Receivable and Allowance for Credit Losses
From time to time, we may sell certain accounts receivable to a financial institution on a non-recourse basis for cash, less a discount. Proceeds from the sale of receivables approximate their discounted book value and are included in operating cash flows on the Consolidated Statement of Cash Flows.
In accordance with ASC Topic 326, “Financial Instruments - Credit Losses” (Topic 326), we recognize expected credit losses for accounts receivable and contract assets based on lifetime expected losses. We recognize a loss allowance using a collective assessment for accounts receivable, including contract assets, with similar risk characteristics based on historical credit loss experience, adjusted for forward-looking factors specific to the debtors and economic environment. We continue to maintain an allowance for 100% of all accounts deemed to be uncollectible.
Customer creditworthiness is evaluated prior to order fulfillment and based on evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers' payment history and current creditworthiness. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2022 and 2021, respectively.
Property and equipment
Property and equipment are stated at the lower of cost or net realizable value and shown net of depreciation which is computed on a straight-line basis over the estimated useful lives of the related assets. Gains and losses on asset disposals are taken into income in the year of disposition. Fully depreciated property and equipment are retired from the Consolidated Balance Sheets when they are no longer in use. Please see the “Impairment of long-lived assets” section below for policy on property and equipment impairments. The following represents the estimated useful lives of property and equipment as of June 30, 2022:

Furniture, equipment and other	5 to 15 years
Computer hardware	3 to 5 years
Computer software	3 to 7 years
Capitalized software development costs	3 to 5 years
Leasehold improvements	Lesser of the lease term or 5 years
Building	40 years
Capitalized Software
We capitalize software development costs in accordance with ASC Topic 350-40, “Internal-Use Software.” We capitalize costs for software to be used internally when we enter the application development stage. This occurs when we complete the preliminary project stage, management authorizes and commits to funding the project, and it is feasible that the project will be completed, and the software will perform the intended function. We cease to capitalize costs related to a software project when it enters the post-implementation and operation stage. If different determinations are made with respect to the state of development of a software project, then the amount capitalized and the amount charged to expense for that project could differ materially.
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
We amortize capitalized costs with respect to development projects for internal-use software when the software is ready for use. The capitalized software development costs are generally amortized using the straight-line method over a 3-to-5 year period. In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, we consider the effects of obsolescence, technology, competition and other economic factors. If different determinations are made with respect to the estimated useful life of the software, the amount of amortization charged in a particular period could differ materially.
As of June 30, 2022 and 2021 our capitalized software development costs were $149.1 million and $127.7 million, respectively. Our additions, relating to capitalized software development costs, incurred during Fiscal 2022 and Fiscal 2021 were $18.2 million and $15.4 million, respectively.
Leases
We enter into operating leases, both domestically and internationally, for certain facilities, automobiles, data centers and equipment for use in the ordinary course of business. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and we do not have any material finance leases.
In accordance with ASC Topic 842, “Leases” (Topic 842), we account for a contract as a lease when we have the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. We determine the initial classification and measurement of our right of use (ROU) assets and lease liabilities at the lease commencement date and thereafter if modified.
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
Our annual impairment analysis of goodwill was performed as of April 1, 2022. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2022 (no impairments were recorded for Fiscal 2021 and Fiscal 2020, respectively).
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
We have not recorded any significant impairment charges for long-lived assets during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.
Derivative financial instruments
We use derivative financial instruments to manage foreign currency rate risk. We account for these instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (Topic 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Topic 815 also requires that changes in our derivative financial instruments' fair values be recognized in earnings; unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges). We recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in "Accumulated other comprehensive income (loss)", net of tax, in our accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, was recognized in our Consolidated Statements of Income.
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
Revenue recognition
In accordance with ASC Topic 606, we account for a customer contract when we obtain written approval, the contract is committed, the rights of the parties, including the payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Revenue is recognized when, or as, control of a promised product or service is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for our products and services (at its transaction price). Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based on readily available information, which may include historical, current and forecasted information, taking into consideration the type of customer, the type of transaction and specific facts and circumstances of each arrangement. We report revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue producing transactions.
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
If all the above criteria are met, we use an input-based measure of progress for recognizing professional service revenue. For example, we may consider total labour hours incurred compared to total expected labour hours. As a practical expedient, when we invoice a customer at an amount that corresponds directly with the value to the customer of our performance to date, we will recognize revenue at that amount.
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
Transaction Price Allocation
In bundled arrangements, where we have more than one distinct performance obligation, we must allocate the transaction price to each performance obligation based on its relative SSP. However, in certain bundled arrangements, the SSP may not always be directly observable. For instance, in bundled arrangements with license and customer support, we allocate the transaction price between the license and customer support performance obligations using the residual approach because we have determined that the SSP for licenses in these arrangements are highly variable. We use the residual approach only for our license arrangements. When the SSP is observable but contractual pricing does not fall within our established SSP range, then an adjustment is required, and we will allocate the transaction price between license and customer support at a constant ratio reflecting the mid-point of the established SSP range.
When two or more contracts are entered into at or near the same time with the same customer, we evaluate the facts and circumstances associated with the negotiation of those contracts. Where the contracts are negotiated as a package, we will account for them as a single arrangement and allocate the consideration for the combined contracts among the performance obligations accordingly.
Sales to resellers
We execute certain sales contracts through resellers, distributors and channel partners (collectively referred to as resellers). Typically, we conclude that the resellers are Open Text customers in our reseller agreements. The resellers have control over the pricing, service and products prior to being transferred to the end customer. We also assess the creditworthiness of each reseller and if they are newly formed, undercapitalized or in financial difficulty, we defer any revenues expected to emanate from such reseller and recognize revenue only when cash is received, and all other revenue recognition criteria under ASC Topic 606 are met.
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
Performance Obligations
A summary of our typical performance obligations and when the obligations are satisfied are as follows:

Performance Obligation	When Performance Obligation is Typically Satisfied
Cloud services and subscriptions revenue:
Outsourced Professional Services Managed Services / Ongoing Hosting / SaaS	As the services are provided (over time) Over the contract term, beginning on the date that service is made available (i.e., “Go live”) to the customer (over time)
Customer support revenue:
When and if available updates and upgrades and technical support	Ratable over the course of the service term (over time)
License revenue:
Software licenses (Perpetual, Term, Subscription)	When software activation keys have been made available for download (point in time)
Professional service and other revenue:
Professional services	As the services are provided (over time)
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
Advertising Expenses
Advertising costs, which include digital advertising, marketing programs and other promotional costs, are expensed as incurred. Advertising expenses incurred in Fiscal 2022, Fiscal 2021 and Fiscal 2020 were $59.6 million, $52.9 million and $32.1 million, respectively.
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
We account for our uncertain tax provisions by using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including the resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not that the position will be sustained on audit. On subsequent recognition and measurement, the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company's best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We recognize both accrued interest and penalties related to liabilities for income taxes within the "Provision for (recovery of) income taxes" line of our Consolidated Statements of Income (see Note 15 “Income Taxes” for more details).
Equity investments
We invest in investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value, is recorded as a component of "Other income (expense), net" in our Consolidated Statements of Income (see Note 23 “Other Income (Expense), Net” for more details).
Fair value of financial instruments
Carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable (trade and accrued liabilities) approximate the fair value due to the relatively short period of time between origination of the instruments and their expected realization.

The fair value of our Senior Notes is determined based on observable market prices and categorized as a Level 2 measurement. The carrying value of our other long-term debt facilities approximates the fair value since the interest rate is at market.
We apply the provisions of ASC Topic 820, “Fair Value Measurement” (Topic 820), to our derivative financial instruments that we are required to carry at fair value pursuant to other accounting standards (see Note 16 “Fair Value Measurement” for more details).
Foreign currency
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the previous month of the transaction. The effect of foreign currency translation adjustments are recorded as a component of “Accumulated other comprehensive income (loss).” Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item “Other income (expense), net” for Fiscal 2022, Fiscal 2021 and Fiscal 2020 were $(2.67) million, $(1.3) million, and $(4.2) million, respectively.
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
The recognition of restructuring charges requires us to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sub-lease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances (see Note 18 “Special Charges (Recoveries)” for more details).
Loss Contingencies
We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant legal matter and evaluate such matters to determine how they should be treated for accounting and disclosure purposes in accordance with the requirements of ASC Topic 450-20, "Loss Contingencies" (Topic 450-20). Specifically, this evaluation process includes the centralized tracking and itemization of the status of all our disputes and litigation items, discussing the nature of any litigation and claim, including any dispute or claim that is reasonably likely to result in litigation, with relevant internal and external counsel, and assessing the progress of each matter in light of its merits and our experience with similar proceedings under similar circumstances.
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this Annual Report on Form 10-K, the aggregate of such accrued liabilities was not material to our consolidated financial position or results of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations. As described more fully below, we are unable at this time to estimate a possible loss or range of losses in respect of certain disclosed matters (see Note 14 “Guarantees and Contingencies” for more details).
Net income per share
Basic net income per share is computed using the weighted average number of Common Shares outstanding including contingently issuable shares where the contingency has been resolved. Diluted net income per share is computed using the weighted average number of Common Shares and stock equivalents outstanding using the treasury stock method during the year. For periods in which we incur a net loss, our outstanding Common Share equivalents are not included in the calculation of diluted earnings (loss) per share as their effect is antidilutive. Accordingly, basic and diluted net loss per share for those periods are identical. See Note 24 “Earnings Per Share” for more details.

Share-based payment
We measure share-based compensation costs, in accordance with ASC Topic 718, “Compensation - Stock Compensation” (Topic 718) on the grant date, based on the calculated fair value of the award. We have elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which in our circumstances is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro-rata value of the award that has vested. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered. This estimate is adjusted in the period once actual forfeitures are known (see Note 13 “Share Capital, Option Plans and Share-based Payments” for more details).
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
The over-funded or under-funded status of defined benefit pension and other post-retirement plans are recognized as an asset or a liability (with the offset to “Accumulated other comprehensive income (loss)”, net of tax, within “Shareholders' equity”), respectively, on the Consolidated Balance Sheets. Actuarial gains or losses in excess of 10% of the projected benefit obligation are recognized as a component of "Other Comprehensive Income (Loss), net" and subsequently amortized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. See Note 12 “Pension Plans and Other Post Retirement Benefits” for more details.
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
The standard is effective for us in our fiscal year ending June 30, 2024, with early adoption permitted. We elected to early adopt the ASU during our second quarter of Fiscal 2022. Early adoption required retrospective adoption to business combinations completed on or after July 1, 2021 and prospective adoption to business combinations occurring on or after the date of adoption. There was no retrospective impact of early adoption as we did not have acquisitions during our first quarter of Fiscal 2022. Acquisitions disclosed in Note 19 “Acquisitions” are in accordance with ASU 2021-08. The adoption did not have a material impact to our reported financial position, results of operations or cash flows.

NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Year Ended June 30,
	2022	2021	2020
Total Revenues by Geography:
Americas (1)	$2,187,629	$2,069,083	$1,903,650
EMEA (2)	1,026,201	1,031,607	942,281
Asia Pacific (3)	280,014	285,425	263,805
Total revenues	$3,493,844	$3,386,115	$3,109,736

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$1,535,017	$1,407,445	$1,157,686
Customer support revenue	1,330,965	1,334,062	1,275,586
Total recurring revenues	$2,865,982	$2,741,507	$2,433,272
License revenue (perpetual, term and subscriptions)	358,351	384,711	402,851
Professional service and other revenue	269,511	259,897	273,613
Total revenues	$3,493,844	$3,386,115	$3,109,736

Total Revenues by Timing of Revenue Recognition:
Point in time	$358,351	$384,711	$402,851
Over time (including professional service and other revenue)	$3,135,493	$3,001,404	$2,706,885
Total revenues	$3,493,844	$3,386,115	$3,109,736
___________________________
(1)Americas consists of countries in North, Central and South America.
(2)EMEA primarily consists of countries in Europe, the Middle East and Africa.
(3)Asia Pacific primarily consists of Japan, Australia, China, Korea, Philippines, Singapore, India and New Zealand.
(4)Recurring revenue is defined as the sum of Cloud services and subscriptions revenue and Customer support revenue.
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
The balance for our contract assets and contract liabilities (i.e., deferred revenues) for the periods indicated below were as follows:

	As of June 30, 2022	As of June 30, 2021
Short-term contract assets	$26,167	$25,344
Long-term contract assets	$19,719	$19,222
Short-term deferred revenues	$902,202	$852,629
Long-term deferred revenues	$91,144	$98,989

The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the year ended June 30, 2022, we reclassified $37.1 million (year ended June 30, 2021 - $39.2 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the year ended June 30, 2022, 2021 and 2020 respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration, or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to cloud services and customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the year ended June 30, 2022 that was included in the deferred revenue balances at June 30, 2021 was $843 million (year ended June 30, 2021 and 2020 —$811 million and $631 million, respectively).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2019:

Capitalized costs to obtain a contract as of June 30, 2019	$48,284
New capitalized costs incurred	29,427
Amortization of capitalized costs	(16,919)
Adjustments on account of foreign exchange	371
Capitalized costs to obtain a contract as of June 30, 2020	61,163
New capitalized costs incurred	32,202
Amortization of capitalized costs	(21,960)
Adjustments on account of foreign exchange	1,495
Capitalized costs to obtain a contract as of June 30, 2021	72,900
New capitalized costs incurred	39,852
Amortization of capitalized costs	(26,255)
Impact of foreign exchange rate changes	(3,935)
Capitalized costs to obtain a contract as of June 30, 2022	$82,562
During the year ended June 30, 2022, 2021 and 2020 respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to Note 9 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2022, approximately $1.5 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 45% of this amount over the next 12 months and the remaining balance substantially over the next three years thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.
Refer to Note 2 “Accounting Policies and Recent Accounting Pronouncements” for additional information on our revenue policy.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of June 30, 2019	$17,011
Bad debt expense	11,461
Write-off /adjustments	(7,566)
Balance as of June 30, 2020	$20,906
Adoption of ASC Topic 326 - cumulative effect	3,025
Credit loss expense	7,132
Write-off /adjustments	$(8,912)
Balance as of June 30, 2021	$22,151
Credit loss expense (recovery)	(1,913)
Write-off / adjustments	(3,765)
Balance as of June 30, 2022	$16,473
Included in accounts receivable are unbilled receivables in the amount of $47.9 million as of June 30, 2022 (June 30, 2021—$51.4 million).
As of June 30, 2022, we have an allowance for credit losses of $0.7 million for contract assets (June 30, 2021—$0.4 million). For additional information on contract assets please see Note 3 “Revenues.”
NOTE 5—PROPERTY AND EQUIPMENT

	As of June 30, 2022
	Cost	Accumulated Depreciation	Net
Furniture, equipment and other	$52,381	$(39,643)	$12,738
Computer hardware	332,462	(226,341)	106,121
Computer software	142,094	(117,026)	25,068
Capitalized software development costs	149,053	(101,874)	47,179
Leasehold improvements	107,739	(86,514)	21,225
Land and buildings	49,011	(16,633)	32,378
Total	$832,740	$(588,031)	$244,709

	As of June 30, 2021
	Cost	Accumulated Depreciation	Net
Furniture, equipment and other	$41,074	$(33,744)	$7,330
Computer hardware	313,946	(212,448)	101,498
Computer software	129,690	(104,654)	25,036
Capitalized software development costs	127,697	(86,466)	41,231
Leasehold improvements	106,656	(81,135)	25,521
Land and buildings	48,537	(15,558)	32,979
Total	$767,600	$(534,005)	$233,595
NOTE 6—LEASES
We enter into operating leases, both domestically and internationally, for certain facilities, automobiles, data centers and equipment for use in the ordinary course of business. The duration of the majority of these leases generally ranges from 1 to 10 years, some of which include options to extend for an additional 3 to 5 years after the initial term. Additionally, the land upon which our headquarters in Waterloo, Ontario, Canada is located is leased from the University of Waterloo for a period of 49 years beginning in December 2005, with an option to renew for an additional term of 49 years. Leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets and we do not have any material finance leases.

Lease Costs and Other Information
The following illustrates the various components of operating lease costs for the period indicated:

	Year Ended June 30,
	2022	2021	2020
Operating lease cost	$62,401	$63,068	$68,705
Short-term lease cost	687	881	1,178
Variable lease cost	2,694	2,754	3,536
Sublease income	(10,008)	(6,469)	(6,035)
Total lease cost	$55,774	$60,234	$67,384
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of June 30, 2022	As of June 30, 2021
Weighted-average remaining lease term	6.13 years	6.47 years
Weighted-average discount rate	2.95%	2.82%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Year Ended June 30,
	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$70,611	$72,871	$71,900
Right of use assets obtained in exchange for new operating lease liabilities (1) (2) (3)	$39,155	$82,718	$32,328
___________________________
(1)The year ended June 30, 2022 excludes the impact of $8.1 million of right of use (ROU) assets obtained through the acquisition of Zix Corporation. See Note 19 “Acquisitions” for further details including expected finalization of preliminary purchase price allocation.
(2)The year ended June 30, 2021 excludes the release of $22.6 million of lease liabilities relating to office space that was abandoned during the fourth quarter of Fiscal 2020 and has since been early terminated or assigned to a third party. These recoveries were recorded in “Special charges (recoveries)” in the Consolidated Statements of Income. Please see Note 18 “Special Charges (Recoveries).”
(3)The year ended June 30, 2020 excludes the impact of $60.1 million and $2.9 million of ROU assets acquired through the acquisitions of Carbonite and XMedius, respectively.

Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our operating leases liabilities as of June 30, 2022:

Fiscal years ending June 30,
2023	$62,833
2024	51,779
2025	42,433
2026	29,674
2027	27,181
Thereafter	64,279
Total lease payments	$278,179
Less: Imputed interest	(23,104)
Total	$255,075
Reported as:
Current operating lease liabilities	$56,380
Non-current operating lease liabilities	198,695
Total	$255,075
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $12.1 million in Fiscal 2023 and $47.2 million thereafter.
NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill:

Balance as of June 30, 2020	$4,672,356
Adjustments relating to acquisitions prior to Fiscal 2021 that had open measurement periods (Note 19)	(2,002)
Impact of foreign exchange rate changes	21,319
Balance as of June 30, 2021	4,691,673
Acquisition of Zix Corporation (Note 19)	581,032
Acquisition of Bricata Inc. (Note 19)	9,643
Impact of foreign exchange rate changes	(37,695)
Balance as of June 30, 2022	$5,244,653

NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2022
	Cost	Accumulated Amortization	Net
Technology assets	$999,032	$(738,710)	$260,322
Customer assets	1,595,219	(780,333)	814,886
Total	$2,594,251	$(1,519,043)	$1,075,208

	As of June 30, 2021
	Cost	Accumulated Amortization	Net
Technology assets	$1,003,730	$(635,965)	$367,765
Customer assets	1,386,533	(567,038)	819,495
Total	$2,390,263	$(1,203,003)	$1,187,260

Where applicable, the above balances as of June 30, 2022 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the year ended June 30, 2022. The impact of this resulted in a reduction of $91 million to technology assets cost and accumulated amortization.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2023	$347,172
2024	267,276
2025	156,410
2026	113,164
2027	43,271
2028 and Thereafter	147,915
Total	$1,075,208

NOTE 9—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of June 30, 2022	As of June 30, 2021
Deposits and restricted cash	$6,300	$3,027
Capitalized costs to obtain a contract	27,077	22,601
Short-term prepaid expenses and other current assets	87,175	72,923
Total	$120,552	$98,551
Other assets:

	As of June 30, 2022	As of June 30, 2021
Deposits and restricted cash	$6,462	$11,577
Capitalized costs to obtain a contract	55,484	50,299
Investments	173,205	121,777
Long-term prepaid expenses and other long-term assets	21,836	25,241
Total	$256,987	$208,894
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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Consolidated Statements of Income (see Note 23 “Other Income (Expense), Net”).
During the year ended June 30, 2022, our share of income (loss) from these investments was $58.7 million (year ended June 30, 2021 and 2020 — $62.9 million and $8.7 million, respectively).
Prepaid expenses and other assets, both short-term and long-term, include advance payments on licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.

NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of June 30, 2022	As of June 30, 2021
Accounts payable—trade	$113,978	$57,500
Accrued salaries, incentives and commissions	193,421	214,884
Accrued liabilities	81,564	82,204
Accrued sales and other tax liabilities	20,423	31,583
Accrued interest on Senior Notes	31,813	31,161
Amounts payable in respect of restructuring and other special charges	3,589	4,396
Asset retirement obligations	3,819	1,864
Total	$448,607	$423,592
Long-term accrued liabilities:

	As of June 30, 2022	As of June 30, 2021
Amounts payable in respect of restructuring and other special charges	$5,702	$4,359
Other accrued liabilities	563	10,681
Asset retirement obligations	11,943	13,790
Total	$18,208	$28,830
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of June 30, 2022, the present value of this obligation was $15.8 million (June 30, 2021—$15.7 million), with an undiscounted value of $16.4 million (June 30, 2021—$16.4 million).
NOTE 11—LONG-TERM DEBT

	As of June 30, 2022	As of June 30, 2021
Total debt
Senior Notes 2031	$650,000	$—
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	—
Senior Notes 2028	900,000	900,000
Senior Notes 2026	—	850,000
Term Loan B	957,500	967,500
Total principal payments due	4,257,500	3,617,500

Premium on Senior Notes 2026 (1)	—	4,070
Debt issuance costs (1)	(37,933)	(32,711)
Total amount outstanding	4,219,567	3,588,859
Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Total current portion of long-term debt	10,000	10,000

Non-current portion of long-term debt	$4,209,567	$3,578,859
___________________________
(1)During the year ended June 30, 2022, we recorded $17.2 million of debt issuance costs relating to the issuance of Senior Notes 2031 and Senior Notes 2029 (both defined below). Additionally, upon redemption of Senior Notes 2026

(defined below), $6.2 million of unamortized debt issuance costs and ($3.8) million of the unamortized premium were included in the loss on debt extinguishment. See Note 23 “Other Income (Expense), Net.”
Senior Unsecured Fixed Rate Notes
Senior Notes 2031
On November 24, 2021, OpenText Holdings, Inc. a wholly-owned indirect subsidiary of the Company, issued $650 million in aggregate principal amount of 4.125% Senior Notes due 2031 guaranteed by the Company (Senior Notes 2031) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2031 bear interest at a rate of 4.125% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2022. Senior Notes 2031 will mature on December 1, 2031, unless earlier redeemed, in accordance with their terms, or repurchased.
For the year ended June 30, 2022, we recorded interest expense of $16.1 million relating to Senior Notes 2031.
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
For the year ended June 30, 2022, we recorded interest expense of $37.1 million relating to Senior Notes 2030 (year ended June 30, 2021 and 2020—$37.0 million and $13.7 million, respectively).
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
For the year ended June 30, 2022, we recorded interest expense of $19.8 million relating to Senior Notes 2029.
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
For the year ended June 30, 2022, we recorded interest expense of $34.9 million relating to Senior Notes 2028 (year ended June 30, 2021 and 2020—$34.8 million and $12.9 million, respectively).
    Senior Notes 2026
On May 31, 2016, we issued $600 million in aggregate principal amount of 5.875% Senior Notes due 2026 (Senior Notes 2026) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2026 had interest at a rate of 5.875% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2016. Senior Notes 2026 would have matured on June 1, 2026.
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

On December 9, 2021, we redeemed Senior Notes 2026 in full at a price equal to 102.9375% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. A portion of the net proceeds from the offerings of Senior Notes 2029 and Senior Notes 2031 was used to redeem Senior Notes 2026. Upon redemption, Senior Notes 2026 were cancelled and any obligation thereunder was extinguished. The resulting loss of $27.4 million, consisting of $25.0 million relating to the early termination call premium, $6.2 million relating to unamortized debt issuance costs and ($3.8) million relating to unamortized premium, has been recorded as a component of Other income (expense), net in our Consolidated Statements of Income. See Note 23 “Other Income (Expense), Net.”
For the year ended June 30, 2022, we recorded interest expense of $21.9 million relating to Senior Notes 2026 (year ended June 30, 2021 and 2020—$49.9 million, respectively).
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
Term Loan B has a seven-year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of June 30, 2022, the outstanding balance on the Term Loan B bears an interest rate of 2.81%. For more information regarding the impact and discontinuance of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2022, our consolidated net leverage ratio was 2.0:1.
For the year ended June 30, 2022, we recorded interest expense of $19.7 million relating to Term Loan B (year ended June 30, 2021 and 2020—$18.6 million and $33.3 million, respectively).
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. For more information regarding the impact and discontinuance of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.
As of June 30, 2022, we had no outstanding balance under the Revolver (June 30, 2021—nil). For the year ended June 30, 2022 we did not record any interest expense relating to the Revolver (year ended June 30, 2021 and 2020—$3.6 million and $7.7 million, respectively, relating to amounts previously drawn).
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
The premium on Senior Notes 2026 represented the excess of the proceeds received over the face value of Senior Notes 2026. This premium was amortized as a reduction to interest expense over the term of Senior Notes 2026 using the effective interest method. The unamortized debt issuance costs and unamortized premium on Senior Notes 2026 were included in the loss on debt extinguishment recognized during our second quarter of Fiscal 2022. See Note 23 “Other Income (Expense), Net.”

NOTE 12—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER), GXS Philippines, Inc. (GXS PHP) and other plans as of June 30, 2022 and 2021:

	As of June 30, 2022
	Total benefit obligation	Current portion of benefit obligation(1)	Non-current portion of benefit obligation
CDT defined benefit plan	$24,562	$907	$23,655
GXS GER defined benefit plan	15,927	915	15,012
GXS PHP defined benefit plan	9,802	85	9,717
Other plans	13,189	622	12,567
Total	$63,480	$2,529	$60,951

	As of June 30, 2021
	Total benefit obligation	Current portion of benefit obligation(1)	Non-current portion of benefit obligation
CDT defined benefit plan	$32,865	$880	$31,985
GXS GER defined benefit plan	23,861	1,058	22,803
GXS PHP defined benefit plan	10,973	42	10,931
Other plans	9,594	802	8,792
Total	$77,293	$2,782	$74,511
____________________________
(1) The current portion of the benefit obligation has been included within “Accrued salaries, incentives and commissions”, all within “Accounts payable and accrued liabilities” in the Consolidated Balance Sheets (see Note 10 “Accounts Payable and Accrued Liabilities”).
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
GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of $0.03 million as of June 30, 2022, no additional contributions have been made since the inception of the plan.

The following are the details of the change in the benefit obligation for each of the above-mentioned pension plans for the periods indicated:

	As of June 30, 2022				As of June 30, 2021
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of fiscal year	$32,865	$23,861	$10,973	$67,699	$32,851	$24,105	$10,270	$67,226
Service cost	357	165	1,869	2,391	473	206	1,822	2,501
Interest cost	427	304	616	1,347	505	364	469	1,338
Benefits paid	(830)	(969)	(253)	(2,052)	(800)	(1,027)	(19)	(1,846)
Actuarial (gain) loss	(4,497)	(4,718)	(2,026)	(11,241)	(1,976)	(1,118)	(1,853)	(4,947)
Foreign exchange (gain) loss	(3,760)	(2,716)	(1,377)	(7,853)	1,812	1,331	284	3,427
Benefit obligation—end of period	24,562	15,927	9,802	50,291	32,865	23,861	10,973	67,699
Less: Current portion	(907)	(915)	(85)	(1,907)	(880)	(1,058)	(42)	(1,980)
Non-current portion of benefit obligation	$23,655	$15,012	$9,717	$48,384	$31,985	$22,803	$10,931	$65,719

The following are details of net pension expense relating to the following pension plans:

	Year Ended June 30,
	2022				2021				2020
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$357	$165	$1,869	$2,391	$473	$206	$1,822	$2,501	$572	$319	$1,247	$2,138
Interest cost	427	304	616	1,347	505	364	469	1,338	459	337	368	1,164
Amortization of actuarial (gains) losses	475	24	(89)	410	705	113	(1)	817	939	244	(288)	895
Net pension expense	$1,259	$493	$2,396	$4,148	$1,683	$683	$2,290	$4,656	$1,970	$900	$1,327	$4,197
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under “Interest and other related expense, net” on our Consolidated Statements of Income.
In determining the fair value of the pension plan benefit obligations as of June 30, 2022 and 2021, respectively, we used the following weighted-average key assumptions:

	As of June 30, 2022			As of June 30, 2021
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.20%	1.50%	6.00%	1.50%	1.50%	5.00%
Pension increases	2.20%	1.50%	N/A	1.50%	1.50%	N/A
Discount rate	3.39%	3.29%	6.50%	1.39%	1.39%	5.00%
Normal retirement age	65-67	65-67	60	65-67	65-67	60
Employee fluctuation rate:
to age 20	—%	—%	13.98%	—%	—%	13.98%
to age 25	—%	—%	7.10%	—%	—%	7.10%
to age 30	1.00%	—%	3.00%	1.00%	—%	3.00%
to age 35	0.50%	—%	2.44%	0.50%	—%	2.44%
to age 40	—%	—%	2.59%	—%	—%	2.59%
to age 45	0.50%	—%	1.15%	0.50%	—%	1.15%
to age 50	0.50%	—%	—%	0.50%	—%	—%
from age 51	1.00%	—%	—%	1.00%	—%	—%

Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2023	$907	$915	$85
2024	942	937	122
2025	990	926	170
2026	1,030	920	179
2027	1,078	911	544
2028 to 2032	6,464	22,047	2,740
Total	$11,411	$26,656	$3,840
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
NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the year ended June 30, 2022, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.8836 per Common Share in the aggregate amount of $237.7 million, which we paid during the same period (year ended June 30, 2021 and 2020—$0.7770 and $0.6984 per Common Share, respectively, in the aggregate amount of $210.7 million and $188.7 million, respectively).
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
During the year ended June 30, 2022, we repurchased 2,630,000 Common Shares on the open market at a cost of $111.6 million for potential settlement of awards under “Long-Term Incentive Plans” and “Restricted Share Units” or other plans as described below (year ended June 30, 2021 and 2020—1,455,088 and 300,000 Common Shares, respectively, at a cost of $64.8 million and $12.4 million, respectively).
During the year ended June 30, 2022, we delivered to eligible participants 491,244 Common Shares that were purchased in the open market in connection with the settlement of awards and other plans (year ended June 30, 2021 and 2020—509,721 and 480,574 Common Shares, respectively).
Share Repurchase Plan
On November 5, 2020, the Board authorized a share repurchase plan (Fiscal 2021 Repurchase Plan), pursuant to which we were authorized to purchase in open market transactions, from time to time over the 12-month period commencing November 12, 2020, up to an aggregate of $350 million of our Common Shares.
On November 4, 2021, the Board authorized a share repurchase plan (Fiscal 2022 Repurchase Plan), pursuant to which we may purchase in open market transactions, from time to time over the 12-month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares.
During the year ended June 30, 2022, we repurchased and cancelled 3,809,559 Common Shares for $177.0 million (year ended June 30, 2021—2,500,000 Common Shares for $119.1 million). Share repurchases during the year ended June 30, 2022 were completed under our share repurchase plans authorized on both November 5, 2020 and November 4, 2021.

Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Year Ended June 30,
	2022	2021	2020
Stock options	$17,091	$15,639	$9,779
Performance Share Units (issued under LTIP)	13,844	9,898	5,997
Restricted Share Units (issued under LTIP)	7,799	7,358	5,943
Restricted Share Units (other)	20,859	10,561	174
Deferred Share Units (directors)	3,993	3,396	3,345
Employee Stock Purchase Plan	5,970	5,117	4,294
Total share-based compensation expense	$69,556	$51,969	$29,532
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented. We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
Stock Option Plans
A summary of stock options outstanding under our 2004 Stock Option Plan is set forth below. All numbers shown in the chart below have been adjusted, where applicable, to account for the two-for-one stock splits that occurred on October 22, 2003, February 18, 2014 and January 24, 2017.

2004 Stock Option Plan
Date of inception	Oct-04
Eligibility	Eligible employees, as determined by the Board of Directors
Options granted to date	40,901,917
Options exercised to date	(21,747,774)
Options cancelled to date	(10,333,481)
Options outstanding	8,820,662
Termination grace periods	Immediately “for cause”; 90 days for any other reason; 180 days due to death
Vesting schedule	25% per year, unless otherwise specified
Exercise price range	$22.87 - $52.62
Expiration dates	7/31/2022 - 5/06/2029

Summary of Outstanding Stock Options
The following table summarizes information regarding stock options outstanding at June 30, 2022:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of options Outstanding as of June 30, 2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of options Exercisable as of June 30, 2022	Weighted Average Exercise Price
$22.87	—	$34.48	922,957	1.77	$32.04	874,366	$31.92
34.49	—	38.30	1,008,083	3.42	36.10	787,583	35.65
38.31	—	39.51	1,172,130	3.98	38.97	595,272	39.06
39.52	—	42.95	695,603	4.29	40.64	286,359	40.52
42.96	—	44.72	1,037,000	6.61	44.45	—	—
44.73	—	45.40	307,375	4.60	44.99	156,375	44.99
45.41	—	46.88	2,177,724	5.11	45.81	124,809	45.81
46.89	—	52.11	579,750	6.08	50.03	68,125	48.24
52.12	—	52.62	920,040	6.11	52.62	—	—
$22.87	—	$52.62	8,820,662	4.68	$42.74	2,892,889	$36.94
As of June 30, 2022, an aggregate of 8,820,662 options to purchase Common Shares were outstanding and an additional 9,594,844 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the year ended June 30, 2022 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2021	8,113,574	$40.16	4.88	$86,297
Granted	2,553,060	48.20
Exercised	(949,645)	34.45
Forfeited or expired	(896,327)	43.75
Outstanding at June 30, 2022	8,820,662	$42.74	4.68	$7,111
Exercisable at June 30, 2022	2,892,889	$36.94	3.10	$6,902
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

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Year Ended June 30,
	2022	2021	2020
Weighted–average fair value of options granted	$9.02	$8.45	$6.88
Weighted-average assumptions used:
Expected volatility	26.39%	26.26%	22.63%
Risk–free interest rate	1.15%	0.24%	1.30%
Expected dividend yield	1.78%	1.55%	1.64%
Expected life (in years)	4.15	4.59	4.12
Forfeiture rate (based on historical rates)	7%	7%	7%
Average exercise share price	$48.20	$45.76	$41.81
Performance Options
During the year ended June 30, 2022, we granted no performance options (during the year ended June 30, 2021 and 2020, 750,000 and nil performance options, respectively).
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
Summary of Stock Options and Performance Options
As of June 30, 2022, the total compensation cost related to the unvested stock option awards not yet recognized was $40.1 million, which will be recognized over a weighted-average period of 2.8 years.
The aggregate intrinsic value of options exercised during the year ended June 30, 2022 was $17.0 million (year ended June 30, 2021 and 2020—$25.0 million and $26.6 million, respectively).
For the year ended June 30, 2022, cash in the amount of $32.7 million was received as the result of the exercise of options granted under share-based payment arrangements (year ended June 30, 2021 and 2020—$49.6 million and $41.3 million, respectively).
The tax benefit realized by us during the year ended June 30, 2022 from the exercise of options eligible for a tax deduction was $2.8 million (year ended June 30, 2021 and 2020—$2.3 million and $1.9 million, respectively).
Long-Term Incentive Plans
We incentivize certain eligible employees, in part, with long-term compensation pursuant to our LTIP. The LTIP is a rolling three-year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or Restricted Share Units (RSUs). Target PSUs become vested upon the achievement of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. RSUs become vested when an eligible employee remains employed throughout the vesting period.
PSUs and RSUs granted under the LTIP have been measured at fair value as of the effective date, consistent with ASC Topic 718, and will be charged to share-based compensation expense over the remaining life of the plan. We estimate the fair value of PSUs using the Monte Carlo pricing model and RSUs have been valued based upon their grant date fair value. Stock options granted under the LTIP have been measured using the Black-Scholes option-pricing model, consistent with ASC Topic 718.

As of June 30, 2022, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $35.0 million, which is expected to be recognized over a weighted average period of 1.9 years.
LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants are referred to in this Annual Report on Form 10-K based upon the year in which the grants are expected to vest.
LTIP 2021
Grants made in Fiscal 2019 under the LTIP (collectively referred to as LTIP 2021), consisting of PSUs and RSUs, took effect in Fiscal 2019 starting on August 6, 2018. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the LTIP 2021. We settled the LTIP 2021 awards by delivering to eligible participants 349,792 Common Shares that were purchased in the open market at a cost of $15.1 million.
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
Performance Share Units (Issued Under LTIP)
A summary of activity under our performance share units issued under long-term incentive plans for the year ended June 30, 2022 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2021	688,462	$47.96	1.73	$34,974
Granted (1)	349,210	71.84
Vested (1)	(145,134)	30.39
Forfeited or expired	(79,601)	63.02
Outstanding at June 30, 2022	812,937	$61.29	1.89	$30,762
__________________________
(1)Performance share units are earned based on market conditions and the actual number of performance units earned, if any, is dependent upon performance and may range from 0 to 200 percent. Performance share units granted and vested excludes 27,576 shares related to the performance unit payout under the LTIP 2021 plan.

For the periods indicated, the weighted-average fair value of PSUs issued under LTIP, and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Year Ended June 30,
	2022	2021	2020
Weighted–average fair value of performance share units granted	$69.78 - $75.15	$44.56 - $61.67	$41.55 - $54.47
Weighted-average assumptions used:
Expected volatility	28.00%	28.00%	21.00%
Risk–free interest rate	0.45% - 0.71%	0.15% - 0.24%	1.35% - 1.59%
Expected dividend yield	1.70% - 1.80%	1.70%	1.70%
Expected life (in years)	3.10	3.09	3.08
Forfeiture rate (based on historical rates)	7%	7%	7%
Weighted–average fair value of performance share units vested	$30.39	$25.76	$23.88
Aggregate intrinsic value of performance share units vested ($ in ‘000’s)	$10,370	$4,286	$2,685
As of June 30, 2022, the total expected compensation cost related to the unvested PSU awards not yet recognized was $23.0 million, which is expected to be recognized over a weighted average period of 1.9 years. We expect to settle PSU awards in stock.
Restricted Share Units (Issued Under LTIP)
A summary of activity under our restricted share units issued under long-term incentive plans for the year ended June 30, 2022 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2021	615,160	$39.93	1.67	$31,250
Granted	246,980	49.91
Vested	(177,082)	37.36
Forfeited or expired	(73,315)	44.59
Outstanding at June 30, 2022	611,743	$44.14	1.62	$23,148
For the periods indicated, the weighted-average fair value and aggregate intrinsic value of RSUs (issued under LTIP) were as follows:

	Year Ended June 30,
	2022	2021	2020
Weighted–average fair value of restricted share units granted	$49.91	$43.39	$37.34
Weighted–average fair value of restricted share units vested	$37.36	$32.93	$29.98
Aggregate intrinsic value of restricted share units vested ($ in 000’s)	$9,139	$7,832	$8,184
As of June 30, 2022, the total expected compensation cost related to the unvested RSU awards not yet recognized was $11.9 million, which is expected to be recognized over a weighted average period of 1.3 years. We expect to settle RSU awards in stock.
Restricted Share Units (Other)
In addition to the grants made in connection with the LTIP plans discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. During the year ended June 30, 2022, we granted RSUs through a special one-time grant for development, engagement and long-term retention to certain of our non-executive employees. RSUs (other) vest in tranches over a specified contract date, typically two or three years from the respective date of grants.

A summary of activity under our restricted share units (other) issued for the year ended June 30, 2022 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2021	430,358	$45.73	2.50	$21,862
Granted	2,470,302	44.81
Vested	(141,452)	45.73
Forfeited or expired	(165,501)	45.05
Outstanding at June 30, 2022	2,593,707	$44.90	2.86	$98,146
For the periods indicated, the weighted-average fair value and intrinsic value of RSUs (other) were as follows:

	Year Ended June 30,
	2022	2021	2020
Weighted–average fair value of restricted share units granted	$44.81	$45.73	$46.29
Weighted–average fair value of restricted share units vested	$45.73	$—	$34.31
Aggregate intrinsic value of restricted share units vested ($ in 000’s)	$7,406	$—	$132
As of June 30, 2022, the total expected compensation cost related to the unvested RSU awards not yet recognized was $91.3 million, which is expected to be recognized over a weighted average period of 2.0 years. We expect to settle RSU awards in stock.
During the year ended June 30, 2022, we delivered to eligible participants 141,452 Common Shares that were purchased in the open market in connection with the settlement of vested RSUs, at a cost of $5.9 million (year ended June 30, 2021 and 2020—nil and 3,334 Common Shares, respectively, with a cost of nil and $0.1 million).
Deferred Share Units (DSUs)
The deferred share units are granted to certain non-employee directors. DSUs are issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
A summary of activity under our deferred share units issued for the year ended June 30, 2022 is as follows:

	Units	Weighted-Average Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2021 (1)	806,363	$29.49	0.36	$40,963
Granted (2)	79,338	50.04
Outstanding at June 30, 2022 (2)	885,701	$31.49	0.36	$33,515
______________________
(1)    Includes 60,011 unvested DSUs.
(2)    Includes 55,520 unvested DSUs.
For the periods indicated, the weighted-average fair value and intrinsic value of DSUs were as follows:

	Year Ended June 30,
	2022	2021	2020
Weighted–average fair value of deferred share units granted	$50.04	$40.15	$40.41
Weighted–average fair value of deferred share units vested	$41.24	$41.48	$35.17
Aggregate intrinsic value of deferred share units vested ($ in 000’s)	$4,133	$3,109	$3,929

During the year ended June 30, 2022, we did not deliver to any eligible participants any of our Common Shares that were purchased in the open market in connection with the settlement of vested DSUs (year ended June 30, 2021 and 2020—23,640 and nil Common Shares, respectively, with a cost of $1.1 million and nil, respectively).
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%.
During the year ended June 30, 2022, 931,036 Common Shares were eligible for issuance to employees enrolled in the ESPP (year ended June 30, 2021 and 2020—769,031 and 742,961 Common Shares, respectively).
During the year ended June 30, 2022, cash in the amount of $34.5 million was received from employees relating to the ESPP (year ended June 30, 2021 and 2020—$30.5 million and $25.3 million, respectively).
NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2022 - June 30, 2023	July 1, 2023 - June 30, 2025	July 1, 2025 - June 30, 2027	July 1, 2027 and beyond
Long-term debt obligations (1)	$5,344,048	$168,919	$1,262,379	$263,500	$3,649,250
Purchase obligations for contracts not accounted for as lease obligations (2)	124,095	68,143	43,273	12,679	—
	$5,468,143	$237,062	$1,305,652	$276,179	$3,649,250
_________________________
(1)Includes interest up to maturity and principal payments. Please see Note 11 “Long-Term Debt” for more details.
(2)For contractual obligations relating to leases and purchase obligations accounted for under ASC Topic 842, please see Note 6 “Leases.”
Guarantees and Indemnifications
We have entered into customer agreements which may include provisions to indemnify our customers against third party claims that our software products or services infringe certain third-party intellectual property rights and for liabilities related to a breach of our confidentiality obligations. We have not made any material payments in relation to such indemnification provisions and have not accrued any liabilities related to these indemnification provisions in our Consolidated Financial Statements.
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

Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2022, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $75 million. As of June 30, 2022, we have provisionally paid approximately $34 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on the Consolidated Balance Sheets as of June 30, 2022.
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
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 (including any penalties) are without merit, and we are continuing to contest these reassessments. On June 30, 2022, we filed a notice of appeal with the Tax Court of Canada seeking to reverse all such reassessments (including any penalties) in full.
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
The CRA has also audited Fiscal 2017 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. In conjunction with the Fiscal 2017 audit, the CRA issued a proposal letter dated April 7, 2021 (Proposal Letter) indicating to us that it proposes to reassess our Fiscal 2017 tax year to reduce the depreciable basis of these assets. We have made extensive submissions in support of our position. CRA’s position for Fiscal 2017 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. On January 27, 2022, the CRA issued a notice of reassessment in respect of Fiscal 2017 on the basis of its position set forth in the Proposal Letter. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and intend to vigorously defend our original filing position, We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2024 while the matter is in dispute.
We will continue to vigorously contest the adjustments to our taxable income and any penalty and interest assessments, as well as any reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Annual Report on Form 10-K, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Consolidated Financial Statements. The CRA is currently in preliminary stages of auditing Fiscal 2018 and Fiscal 2019.
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the “Securities Actions”). On November 21, 2019, the district court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. The motion was fully briefed in June 2020 and a hearing on the motion to dismiss the Securities Actions was held on October 15, 2020. Following the hearing, on October 22, 2020, the district court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the Court of Appeals for the First Circuit. On December 21, 2021, the First Circuit issued a decision reversing and remanding the Securities Actions to the district court for further proceedings. The defendants remain confident in their position, believe the Securities Actions are without merit and will continue to vigorously defend the matter.
Carbonite vs Realtime Data
On February 27, 2017, before our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (Realtime Data) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas “Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL).” Therein, it alleged that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S. District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the same asserted patents against other companies. After a stay pending appeal in one of those suits, on January 21, 2021, the district court held a hearing to construe the claims of the asserted patents. As to the fourth patent asserted against Carbonite, on September 24, 2019, the U.S. Patent & Trademark Office Patent Trial and Appeal Board invalidated certain claims of that patent, including certain claims that had been asserted against Carbonite. The parties then jointly stipulated to dismiss that patent from this action. On August 23, 2021, in one of the suits against other companies, the District of Delaware (No. 1:17-cv-800), held all of the patents asserted against Carbonite to be invalid. Realtime Data has appealed that decision to the U.S. Court of Appeals for the Federal Circuit. We continue to vigorously defend the matter, and the U.S. District Court for the District of Massachusetts has issued a claim construction order. We anticipate motion practice based upon the result of that order. We have not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and we remain unable to reasonably estimate a possible loss or range of loss associated with this litigation.
Please also see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.
NOTE 15—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
The effective tax rate decreased to a provision of 23.0% for the year ended June 30, 2022, compared to a provision of 52.2% for the year ended June 30, 2021. Tax expense decreased from $339.9 million during the year ended June 30, 2021 to $118.8 million during the year ended June 30, 2022. This was primarily due to (i) a decrease of $300.6 million related to IRS settlements in Fiscal 2021, (ii) a decrease of $37.5 million related to lower net income before taxes, (iii) a decrease of $10.8 million related to passive income from foreign subsidiaries, (iv) a decrease of $9.6 million related to tax accruals on unremitted earnings and (v) a decrease of $8.0 million for BEAT. These were partially offset by (i) an increase of $94.3 million for changes in unrecognized tax benefits, (ii) a net increase of $46.8 million related to internal reorganizations and (iii) an increase of $3.5 million for change in valuation allowance. The remainder of the difference was due to normal course movements and non-material items.

A reconciliation of the combined Canadian federal and provincial income tax rate with our effective income tax rate is as follows:

	Year Ended June 30,
	2022	2021	2020
Expected statutory rate	26.50%	26.50%	26.50%
Expected provision for income taxes	$136,743	$172,454	$91,479
Effect of foreign tax rate differences	(4,578)	(4,309)	218
Change in valuation allowance	(2,444)	(5,900)	(222)
Effect of permanent differences	(12,710)	(1,885)	1,215
Effect of changes in unrecognized tax benefits	8,130	(86,170)	(19,284)
Effect of withholding taxes	6,617	8,500	8,036
Effect of tax credits for research and development	(12,330)	(16,086)	(14,947)
Effect of accrual for undistributed earnings	(6,343)	3,209	4,233
Effect of US BEAT	—	7,967	41,207
Effect of CARES Act	—	—	(7,009)
Effect of IRS Settlement	—	300,460	—
Impact of internal reorganization of subsidiaries	13,077	(33,676)	451
Other Items	(7,410)	(4,658)	5,460
	$118,752	$339,906	$110,837
The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended June 30,
	2022	2021	2020
Domestic income (loss)	435,355	462,315	241,862
Foreign income	80,656	188,455	103,343
Income before income taxes	$516,011	$650,770	$345,205
The provision for (recovery of) income taxes consisted of the following:

	Year Ended June 30,
	2022	2021	2020
Current income taxes (recoveries):
Domestic	17,428	310,615	12,547
Foreign	137,412	(43,748)	46,902
	154,840	266,867	59,449
Deferred income taxes (recoveries):
Domestic	54,867	111,232	68,580
Foreign	(90,955)	(38,193)	(17,192)
	(36,088)	73,039	51,388
Provision for (recovery of) income taxes	$118,752	$339,906	$110,837
As of June 30, 2022, we have $325.1 million of domestic non-capital loss carryforwards. In addition, we have $746.0 million of foreign non-capital loss carryforwards, which includes $230.4 million of U.S. state loss carryforwards. $104.4 million of the foreign non-capital loss carryforwards have no expiry date, which includes $14.3 million of U.S. state loss carryforwards. The remainder of the domestic and foreign losses expire between 2023 and 2042. In addition, investment tax credits of $66 million will expire between 2028 and 2042.

The primary components of the deferred tax assets and liabilities are as follows, for the periods indicated below:

	As of June 30,
	2022	2021
Deferred tax assets
Non-capital loss carryforwards	207,631	174,486
Capital loss carryforwards	—	5,570
Capitalized scientific research and development expenses	121,771	85,553
Depreciation and amortization	314,168	391,974
Restructuring costs and other reserves	19,561	24,919
Capitalized inventory and intangible expenses	43,129	—
Research and development and investment tax credits	104,183	97,157
Lease liabilities	40,486	40,598
Deferred revenue	9,288	11,388
Other	82,516	67,677
Total deferred tax asset	$942,733	$899,322
Valuation allowance	(73,965)	(72,888)
Deferred tax liabilities
Right of use asset	(31,452)	(35,038)
Other	(93,049)	(102,882)
Deferred tax liabilities	$(124,501)	$(137,920)
Net deferred tax asset	$744,267	$688,514
Comprised of:
Long-term assets	810,154	796,738
Long-term liabilities	(65,887)	(108,224)
	$744,267	$688,514
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
The aggregate changes in the balance of our gross unrecognized tax benefits (including interest and penalties) were as follows:

Unrecognized tax benefits as of June 30, 2020	195,081
Increases on account of current year positions	1,279
Increases on account of prior year positions	773
Decreases due to settlements with tax authorities	(158,070)
Decreases due to lapses of statutes of limitations	(2,314)
Unrecognized tax benefits as of June 30, 2021	$36,749
Increases on account of current year positions	206
Increases on account of prior year positions	27,398
Decreases on account of prior year positions	(694)
Decreases due to settlements with tax authorities	(3,830)
Decreases due to lapses of statutes of limitations	(5,703)
Unrecognized tax benefits as of June 30, 2022	$54,126
Included in the above tabular reconciliation are unrecognized tax benefits of $23.4 million relating to tax attributes in which the unrecognized tax benefit has been recorded as a reduction to the deferred tax asset. The net unrecognized tax benefit excluding these deferred tax assets is $30.7 million as of June 30, 2022 (June 30, 2021—$29.9 million).

We recognize interest expense and penalties related to income tax matters in income tax expense. For the year ended June 30, 2022, 2021 and 2020, respectively, we recognized the following amounts as income tax-related interest expense and penalties:

	Year Ended June 30,
	2022	2021	2020
Interest expense	$419	$44,657	$5,764
Penalties expense	1,739	1,125	327
Total	$2,158	$45,782	$6,091
The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of June 30, 2022	As of June 30, 2021
Interest expense accrued (1)	$4,821	$5,166
Penalties accrued (1)	$3,569	$2,605
___________________________________________
(1)These balances are primarily included within “Long-term income taxes payable” within the Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of June 30, 2022, could decrease tax expense in the next 12 months by $4.8 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
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
We are subject to income tax audits in all major taxing jurisdictions in which we operate and currently have income tax audits open in Canada, the United States, Germany, India France, South Africa, Switzerland, and the Philippines. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the Canada audits are included in Note 14 “Guarantees and Contingencies.”
The timing of the resolution of income tax audits is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax audits in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on tax filings. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements. We cannot currently provide an estimate of the range of possible outcomes. For more information relating to certain income tax audits, please refer to Note 14 “Guarantees and Contingencies.”
As of June 30, 2022, we have recognized a provision of $19.9 million (June 30, 2021—$27.5 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
On December 21, 2020, we entered into a closing agreement with the IRS resolving all of the proposed adjustments to our taxable income for Fiscal 2010 and Fiscal 2012. As a result, we recorded charges of $300.5 million during the year ended June 30, 2021 to “Provision for (recovery of) income taxes.” We believe the IRS Settlement to be in the best interest of all stakeholders, as it closes all past, present and future items related to this matter. The IRS Settlement provides finality to this longstanding matter.

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
•Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2022 and 2021:

	June 30, 2022				June 30, 2021
		Fair Market Measurements using:				Fair Market Measurements using:
		Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs		Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)

Financial Assets (Liabilities):
Foreign currency forward contracts designated as cash flow hedges (Note 17)	$(892)	$—	$(892)	$—	$1,131	$—	$1,131	$—
Total	$(892)	$—	$(892)	$—	$1,131	$—	$1,131	$—
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
The fair value of our Senior Notes is determined based on observable market prices and categorized as a Level 2 measurement. As of June 30, 2022, the fair value was $2.8 billion (June 30, 2021—$2.7 billion). The carrying value of our other long-term debt facilities approximates the fair value since the interest rate is at market. Please see Note 11 “Long-Term Debt” for further details.

If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the year ended June 30, 2022 and 2021, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended June 30, 2022 and 2021, respectively, no indications of impairments were identified and therefore no fair value measurements were required.
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within “Other Comprehensive Income (Loss) - net.” The fair value of the contracts, as of June 30, 2022, is recorded within “Accounts payable and accrued liabilities” and represents the net loss before tax effect that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings with the next twelve months.
As of June 30, 2022, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $66.5 million (June 30, 2021—$66.9 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (see Note 16 “Fair Value Measurement”)

		As of June 30, 2022	As of June 30, 2021
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$(892)	$1,131

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) (Loss)

Year Ended June 30, 2022
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign currency forward contracts	$(2,530)	Operating expenses	$(507)

Year Ended June 30, 2021
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign currency forward contracts	$5,778	Operating expenses	$4,462
Year Ended June 30, 2020
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign currency forward contracts	$(2,261)	Operating expenses	$(1,340)
NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Year Ended June 30,
	2022	2021	2020
Fiscal 2022 Restructuring Plan	$25,778	$—	$—
COVID-19 Restructuring Plan	(3,625)	(8,929)	53,616
Fiscal 2020 Restructuring Plan	(128)	3,669	26,680
Restructuring Plans prior to Fiscal 2020 Restructuring Plan	(139)	(53)	1,371
Acquisition-related costs	6,872	5,906	13,750
Other charges (recoveries)	18,115	1,155	5,011
Total	$46,873	$1,748	$100,428
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
During the year ended June 30, 2022, we recognized cost of $23.5 million related to abandoned office space that have been early terminated or assigned to a third party, of which $17.8 million was related to the write-off of right of use assets.
As of June 30, 2022, we expect total costs to be incurred in connection with the Fiscal 2022 Restructuring Plan to be approximately $32.0 million to $37.0 million, of which $25.8 million has been recorded within “Special charges (recoveries)” to date.

A reconciliation of the beginning and ending restructuring liability, which is included within “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets, for the year ended June 30, 2022 is shown below.

Fiscal 2022 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2021	$—	$—	$—
Accruals and adjustments	2,138	5,690	7,828
Cash payments	(1,117)	(219)	(1,336)
Foreign exchange and other non-cash adjustments	(32)	(61)	(93)
Balance payable as of June 30, 2022	$989	$5,410	$6,399
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
During the year ended June 30, 2022, we recorded net recoveries of $3.6 million, related primarily to abandoned facilities.
During the year ended June 30, 2021, we recorded net recoveries of $16.0 million, related to office space that was abandoned during the fourth quarter of Fiscal 2020 and has since been early terminated or assigned to a third party. Included in these recoveries are $12.5 million, related to the reversal of lease liabilities (see Note 6 “Leases”), with the remainder related to other facility charges and recoveries. Additionally, during the year ended June 30, 2021, we incurred $7.1 million of charges related to abandoned facilities, workforce reductions and the write-off of fixed assets.
Since the inception of the COVID-19 Restructuring Plan, $41.1 million has been recorded within “Special charges (recoveries)” to date. We do not expect to incur any further significant charges relating to the COVID-19 Restructuring Plan.
A reconciliation of the beginning and ending restructuring liability, which is included within “Accounts payable and accrued liabilities” and “Long-term accrued liabilities” in our Consolidated Balance Sheets, for the year ended June 30, 2022 is shown below.

COVID-19 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2020	$5,172	$12,276	$17,448
Accruals and adjustments	1,983	(2,224)	(241)
Cash payments	(7,172)	(6,142)	(13,314)
Foreign exchange and other non-cash adjustments	272	100	372
Balance payable as of June 30, 2021	$255	$4,010	$4,265
Accruals and adjustments	(101)	(2,254)	(2,355)
Cash payments	(144)	(877)	(1,021)
Foreign exchange and other non-cash adjustments	(10)	130	120
Balance payable as of June 30, 2022	$—	$1,009	$1,009
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
During the year ended June 30, 2022, we recorded immaterial charges and net recoveries of $0.1 million related to abandoned facilities and workforce reductions.
During the year ended June 30, 2021, we recorded net recoveries of $13.5 million related to office space that was abandoned during the fourth quarter of Fiscal 2020 and has since been early terminated or assigned to a third party. Included in these recoveries are $10.1 million related to the reversal of lease liabilities (see note 6 “Leases”), with the remainder related to other facility charges and recoveries. Additionally, during the year ended June 30, 2021, we recognized a net recovery of $17.2 million related to abandoned facilities, workforce reductions and the write-off of fixed assets.
Since the inception of the Fiscal 2020 Restructuring Plan, $30.2 million has been recorded within “Special charges (recoveries)” to date. We do not expect to incur any further significant charges relating to the Fiscal 2020 Restructuring Plan.
A reconciliation of the beginning and ending restructuring liability, which is included within “Accounts payable and accrued liabilities” and “Long-term accrued liabilities” in our Consolidated Balance Sheets, for the year ended June 30, 2022 is shown below.

Fiscal 2020 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2020	$1,576	$6,442	$8,018
Accruals and adjustments	11,444	(869)	10,575
Cash payments	(10,828)	(3,369)	(14,197)
Foreign exchange and other non-cash adjustments	25	(338)	(313)
Balance payable as of June 30, 2021	$2,217	$1,866	$4,083
Accruals and adjustments	(226)	44	(182)
Cash payments	(1,864)	(318)	(2,182)
Foreign exchange and other non-cash adjustments	(127)	9	(118)
Balance payable as of June 30, 2022	$—	$1,601	$1,601
Acquisition-related costs
Acquisition-related costs, recorded within “Special charges (recoveries)” include direct costs of potential and completed acquisitions. Acquisition-related costs for the year ended June 30, 2022 were $6.9 million (year ended June 30, 2021 and 2020—$5.9 million and $13.8 million, respectively).
Other charges (recoveries)
For the year ended June 30, 2022, “Other charges” includes $15.4 million related to pre-acquisition equity incentives, which upon acquisition were replaced by equivalent value cash settlements (see Note 19 “Acquisitions”) and $2.7 million, respectively, related to other miscellaneous charges.
For the year ended June 30, 2021, “Other charges” includes $1.2 million related to other miscellaneous charges.
For the year ended June 30, 2020, "Other charges" includes $0.7 million relating to accelerated amortization associated with the abandonment of ROU assets and $4.3 million relating to other miscellaneous charges.

NOTE 19—ACQUISITIONS
Fiscal 2022 Acquisitions
Acquisition of Zix Corporation
On December 23, 2021, we acquired all of the equity interest in Zix Corporation (Zix), a leader in software as a service (SaaS) based email encryption, threat protection and compliance cloud solutions for small and medium-sized businesses (SMB). Total consideration for Zix was $894.5 million paid in cash, inclusive of cash acquired and $18.6 million relating to the cash settlement of pre-acquisition vested share-based compensation that was previously accrued but since paid as of June 30, 2022. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe the acquisition increases our position in the data protection, threat management, email security and compliance solutions spaces.
The results of operations of Zix have been consolidated with those of OpenText beginning December 23, 2021.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired, and liabilities assumed, based on their preliminary fair values as of December 23, 2021, are set forth below:

Current assets (inclusive of cash acquired of $38.3 million)	$74,443
Non-current tangible assets	13,557
Intangible customer assets	212,400
Intangible technology assets	92,650
Liabilities assumed	(79,621)
Total identifiable net assets	313,429
Goodwill	581,032
Net assets acquired	$894,461
The goodwill of $581.0 million is primarily attributable to the synergies expected to arise after the acquisition. There is $103.7 million of goodwill that is deductible for tax purposes.
The fair value of current assets acquired includes accounts receivable with a fair value of $28.4 million. The gross amount receivable was $32.7 million, of which $4.3 million is expected to be uncollectible.
Acquisition-related costs for Zix included in “Special charges (recoveries)” in the Consolidated Financial Statements for the year ended June 30, 2022 were $2.9 million.
Pre-acquisition equity incentives of $26.3 million were replaced upon acquisition by equivalent value cash settlements to be settled in accordance with the original vesting dates, primarily over the next two years. Of these equity incentives, $15.4 million for the year ended June 30, 2022 were included in “Special charges (recoveries).”
The finalization of the above purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including intangible assets and taxation-related balances as well as for potential unrecorded liabilities. We expect to finalize this determination on or before our quarter ending December 31, 2022.
Since the date of acquisition, the acquisition had no significant impact on revenues and net earnings for the year ended June 30, 2022. Pro forma results of operations for this acquisition have not been presented because they are not material to our consolidated results of operations.

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
Since the date of acquisition, the acquisition had no significant impact on revenues and net earnings for the year ended June 30, 2022. Pro forma results of operations for this acquisition have not been presented because they are not material to our consolidated results of operations.
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
Purchase Price Allocation
The recognized amounts of identifiable assets acquired, and liabilities assumed, based upon their fair values as of March 9, 2020, are set forth below:

Current assets	$8,479
Non-current tangible assets	3,792
Intangible customer assets	35,910
Intangible technology assets	11,143
Liabilities assumed	(34,602)
Total identifiable net assets	24,722
Goodwill	48,823
Net assets acquired	$73,545
The goodwill of $48.8 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, $0.1 million was expected to be deductible for tax purposes.
Included in total identifiable net assets is acquired deferred revenue with a fair value of $18.5 million, which represents our estimate of the fair value of the contractual obligations assumed based on a valuation. In arriving at this fair value, we reduced the acquired company’s original carrying value by $2.7 million.
The fair value of current assets acquired includes accounts receivable with a fair value of $6.3 million. The gross amount receivable was $6.6 million, of which $0.3 million was expected to be uncollectible.
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

Purchase Price Allocation
The recognized amounts of identifiable assets acquired, and liabilities assumed, based upon their fair values as of December 24, 2019, are set forth below:

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
NOTE 20—SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting” (Topic 280), establishes standards for reporting, by public business enterprises, information about operating segments, products and services, geographic areas and major customers. The method of determining what information, under Topic 280, to report is based on the way that an entity organizes operating segments for making operational decisions and how the entity’s management and CODM assess an entity’s financial performance. Our operations are analyzed by management and our CODM as being part of a single industry segment: the design, development, marketing and sale of Information Management software and solutions.
The following table sets forth the distribution of revenues, by significant geographic area, for the periods indicated:

	Year Ended June 30,
	2022	2021	2020
Revenues (1):
Canada	$186,213	$166,430	$149,457
United States	1,968,597	1,870,620	1,719,877
United Kingdom	198,459	195,721	186,756
Germany	241,506	212,014	195,286
Rest of EMEA (2)	586,236	623,872	560,239
All other countries	312,833	317,458	298,121
Total revenues	$3,493,844	$3,386,115	$3,109,736
________________________________
(1) Total revenues by geographic area are determined based on the location of our direct customer.
(2)EMEA primarily consists of countries in Europe, the Middle East and Africa.

The following table sets forth the distribution of long-lived assets, representing property and equipment, ROU assets and intangible assets, by significant geographic area, as of the periods indicated below.

	As of June 30, 2022	As of June 30, 2021
Long-lived assets:
Canada	$339,793	$530,830
United States	1,003,803	868,376
United Kingdom	13,359	14,629
Germany	39,554	60,470
Rest of EMEA (1)	76,440	116,429
All other countries	45,100	64,653
Total	$1,518,049	$1,655,387
_______________________________
(1) EMEA primarily consists of countries in Europe, the Middle East and Africa.
NOTE 21—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2019	$40,752	$541	$(17,169)	$24,124
Other comprehensive income (loss) before reclassifications, net of tax	(7,784)	(1,662)	1,245	(8,201)
Amounts reclassified into net income, net of tax	—	985	917	1,902
Total other comprehensive income (loss) net	(7,784)	(677)	2,162	(6,299)
Balance as of June 30, 2020	32,968	(136)	(15,007)	17,825
Other comprehensive income (loss) before reclassifications, net of tax	42,440	4,246	3,987	50,673
Amounts reclassified into net income, net of tax	—	(3,280)	1,020	(2,260)
Total other comprehensive income (loss) net	42,440	966	5,007	48,413
Balance as of June 30, 2021	75,408	830	(10,000)	66,238
Other comprehensive income (loss) before reclassifications, net of tax	(78,724)	(1,859)	5,595	(74,988)
Amounts reclassified into net income, net of tax	—	373	718	1,091
Total other comprehensive income (loss) net	(78,724)	(1,486)	6,313	(73,897)
Balance as of June 30, 2022	$(3,316)	$(656)	$(3,687)	$(7,659)
NOTE 22—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2022	2021	2020
Cash paid during the period for interest	$152,750	$147,996	$146,698
Cash received during the period for interest	$4,637	$3,856	$11,768
Cash paid during the period for income taxes (1)	$116,583	$400,137	$94,733
_____________________________
(1)Included for the year ended June 30, 2021 is cash paid of $299.6 million relating to settlements with the IRS. Please see Note 15 “Income Taxes” for additional details.

NOTE 23—OTHER INCOME (EXPENSE), NET

	Year Ended June 30,
	2022	2021	2020
Foreign exchange gains (losses)	$(2,670)	$(1,273)	$(4,184)
OpenText share in net income of equity investees (1)	58,702	62,897	8,700
Loss on debt extinguishment (2)	(27,413)	—	(17,854)
Other miscellaneous income (expense)	499	(190)	1,392
Total other income (expense), net	$29,118	$61,434	$(11,946)
____________________________
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
(2)On December 9, 2021, we redeemed Senior Notes 2026 in full, which resulted in a loss on debt extinguishment of $27.4 million. Of this, $25.0 million related to the early termination call premium, $6.2 million related to unamortized debt issuance costs and ($3.8) million related to unamortized premium (see Note 11 “Long-Term Debt” for more details).
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

	Year Ended June 30,
	2022	2021	2020
Basic earnings per share
Net income attributable to OpenText	$397,090	$310,672	$234,225
Basic earnings per share attributable to OpenText	$1.46	$1.14	$0.86
Diluted earnings per share
Net income attributable to OpenText	$397,090	$310,672	$234,225
Diluted earnings per share attributable to OpenText	$1.46	$1.14	$0.86
Weighted-average number of shares outstanding (in '000's)
Basic	271,271	272,533	270,847
Effect of dilutive securities	638	946	970
Diluted	271,909	273,479	271,817
Excluded as anti-dilutive (1)	4,927	4,147	3,001
____________________________________
(1)Represents options to purchase Common Shares excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

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
During the year ended June 30, 2022, Mr. Stephen Sadler, a member of the Board of Directors, earned $0.4 million (year ended June 30, 2021 and 2020—$37 thousand and $0.7 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 26—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on August 3, 2022, a dividend of $0.24299 per Common Share. The record date for this dividend is September 2, 2022 and the payment date is September 23, 2022. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: August 4, 2022

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ HOWARD ROSEN
Howard Rosen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/s/ MARK J. BARRENECHEA	Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)	August 4, 2022
Mark J. Barrenechea
/S/ P. THOMAS JENKINS	Chairman of the Board	August 4, 2022
P. Thomas Jenkins
/S/ RANDY FOWLIE	Director	August 4, 2022
Randy Fowlie
/S/ DAVID FRASER	Director	August 4, 2022
David Fraser
/S/ GAIL E. HAMILTON	Director	August 4, 2022
Gail E. Hamilton
/S/ ROBERT HAU	Director	August 4, 2022
Robert Hau
/S/ ANN M. POWELL	Director	August 4, 2022
Ann M. Powell
/S/ STEPHEN J. SADLER	Director	August 4, 2022
Stephen J. Sadler
/S/ HARMIT SINGH	Director	August 4, 2022
Harmit Singh
/S/ MICHAEL SLAUNWHITE	Director	August 4, 2022
Michael Slaunwhite
/S/ KATHARINE B. STEVENSON	Director	August 4, 2022
Katharine B. Stevenson
/S/ DEBORAH WEINSTEIN	Director	August 4, 2022
Deborah Weinstein