Form 10-Q
period 2022-09-30
OPEN TEXT CORP
filed 2022-11-03
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022.
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At November 1, 2022, there were 270,235,234 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I - Financial Information
Item 1. Financial Statements
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	September 30, 2022	June 30, 2022
ASSETS	(unaudited)
Cash and cash equivalents	$1,704,385	$1,693,741
Accounts receivable trade, net of allowance for credit losses of $15,410 as of September 30, 2022 and $16,473 as of June 30, 2022 (Note 4)	378,143	426,652
Contract assets (Note 3)	27,802	26,167
Income taxes recoverable (Note 15)	8,856	18,255
Prepaid expenses and other current assets (Note 9)	124,868	120,552
Total current assets	2,244,054	2,285,367
Property and equipment (Note 5)	251,151	244,709
Operating lease right of use assets (Note 6)	201,374	198,132
Long-term contract assets (Note 3)	18,544	19,719
Goodwill (Note 7)	5,226,814	5,244,653
Acquired intangible assets (Note 8)	974,589	1,075,208
Deferred tax assets (Note 15)	814,471	810,154
Other assets (Note 9)	299,608	256,987
Long-term income taxes recoverable (Note 15)	46,483	44,044
Total assets	$10,077,088	$10,178,973
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$601,074	$448,607
Current portion of long-term debt (Note 11)	10,000	10,000
Operating lease liabilities (Note 6)	58,969	56,380
Deferred revenues (Note 3)	848,789	902,202
Income taxes payable (Note 15)	58,692	51,069
Total current liabilities	1,577,524	1,468,258
Long-term liabilities:
Accrued liabilities (Note 10)	20,119	18,208
Pension liability (Note 12)	53,202	60,951
Long-term debt (Note 11)	4,208,547	4,209,567
Long-term operating lease liabilities (Note 6)	197,328	198,695
Long-term deferred revenues (Note 3)	85,514	91,144
Long-term income taxes payable (Note 15)	42,087	34,003
Deferred tax liabilities (Note 15)	42,626	65,887
Total long-term liabilities	4,649,423	4,678,455
Shareholders’ equity:
Share capital and additional paid-in capital (Note 13)
269,880,769 and 269,522,639 Common Shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively; authorized Common Shares: unlimited	2,067,881	2,038,674
Accumulated other comprehensive income (loss) (Note 20)	(42,576)	(7,659)
Retained earnings	1,978,442	2,160,069
Treasury stock, at cost (3,586,014 and 3,706,420 shares at September 30, 2022 and June 30, 2022, respectively)	(154,792)	(159,966)
Total OpenText shareholders' equity	3,848,955	4,031,118
Non-controlling interests	1,186	1,142
Total shareholders’ equity	3,850,141	4,032,260
Total liabilities and shareholders’ equity	$10,077,088	$10,178,973
Guarantees and contingencies (Note 14)
Related party transactions (Note 24)
Subsequent event (Note 25)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended September 30,
	2022	2021
Revenues (Note 3):
Cloud services and subscriptions	$404,651	$356,589
Customer support	317,351	335,237
License	62,548	73,529
Professional service and other	67,486	66,953
Total revenues	852,036	832,308
Cost of revenues:
Cloud services and subscriptions	131,799	119,779
Customer support	27,354	29,483
License	2,758	3,969
Professional service and other	53,800	51,725
Amortization of acquired technology-based intangible assets (Note 8)	42,637	53,167
Total cost of revenues	258,348	258,123
Gross profit	593,688	574,185
Operating expenses:
Research and development	110,198	100,165
Sales and marketing	167,170	146,240
General and administrative	78,074	71,477
Depreciation	23,174	21,386
Amortization of acquired customer-based intangible assets (Note 8)	54,438	51,884
Special charges (recoveries) (Note 18)	14,281	344
Total operating expenses	447,335	391,496
Income from operations	146,353	182,689
Other income (expense), net (Note 22)	(189,231)	29,782
Interest and other related expense, net	(40,382)	(37,055)
Income (loss) before income taxes	(83,260)	175,416
Provision for income taxes (Note 15)	33,625	43,450
Net income (loss) for the period	$(116,885)	$131,966
Net (income) loss attributable to non-controlling interests	(44)	(51)
Net income (loss) attributable to OpenText	$(116,929)	$131,915
Earnings (loss) per share—basic attributable to OpenText (Note 23)	$(0.43)	$0.48
Earnings (loss) per share—diluted attributable to OpenText (Note 23)	$(0.43)	$0.48
Weighted average number of Common Shares outstanding—basic (in '000's)	269,804	272,044
Weighted average number of Common Shares outstanding—diluted (in '000's)	269,804	273,232

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2022	2021
Net income (loss) for the period	$(116,885)	$131,966
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(36,366)	(10,092)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of ($1,206) and $(391) for the three months ended September 30, 2022 and 2021, respectively	(3,340)	(1,086)
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of $212 and $(103) for the three months ended September 30, 2022 and 2021, respectively	588	(287)
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of $1,104 and $(232) for the three months ended September 30, 2022 and 2021, respectively	4,164	(1,049)
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $26 and $68 for the three months ended September 30, 2022 and 2021, respectively	37	162
Total other comprehensive income (loss) net, for the period	(34,917)	(12,352)
Total comprehensive income (loss)	(151,802)	119,614
Comprehensive (income) loss attributable to non-controlling interests	(44)	(51)
Total comprehensive income (loss) attributable to OpenText	$(151,846)	$119,563

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Three Months Ended September 30, 2022
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	269,523	$2,038,674	(3,706)	$(159,966)	$2,160,069	$(7,659)	$1,142	$4,032,260
Issuance of Common Shares
Under employee stock option plans	72	1,994	—	—	—	—	—	1,994
Under employee stock purchase plans	286	9,179	—	—	—	—	—	9,179
Share-based compensation	—	23,208	—	—	—	—	—	23,208
Issuance of treasury stock	—	(5,174)	120	5,174	—	—	—	—
Dividends declared ($0.24299 per Common Share)	—	—	—	—	(64,698)	—	—	(64,698)
Other comprehensive income (loss) - net	—	—	—	—	—	(34,917)	—	(34,917)
Net income (loss) for the period	—	—	—	—	(116,929)	—	44	(116,885)
Balance as of September 30, 2022	269,881	$2,067,881	(3,586)	$(154,792)	$1,978,442	$(42,576)	$1,186	$3,850,141

	Three Months Ended September 30, 2021
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	271,541	$1,947,764	(1,568)	$(69,386)	$2,153,326	$66,238	$1,511	$4,099,453
Issuance of Common Shares
Under employee stock option plans	796	27,299	—	—	—	—	—	27,299
Under employee stock purchase plans	197	8,489	—	—	—	—	—	8,489
Share-based compensation	—	13,934	—	—	—	—	—	13,934
Issuance of treasury stock	—	(5,909)	142	5,909	—	—	—	—
Dividends declared ($0.2209 per Common Share)	—	—	—	—	(59,878)	—	—	(59,878)
Other comprehensive income (loss) - net	—	—	—	—	—	(12,352)	—	(12,352)
Distribution to non-controlling interest	—	142	—	—	—	—	(538)	(396)
Net income (loss) for the period	—	—	—	—	131,915	—	51	131,966
Balance as of September 30, 2021	272,534	$1,991,719	(1,426)	$(63,477)	$2,225,363	$53,886	$1,024	$4,208,515

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss) for the period	$(116,885)	$131,966
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangible assets	120,249	126,437
Share-based compensation expense	23,208	13,934
Pension expense	1,387	1,486
Amortization of debt issuance costs	1,480	1,161
Write-off of right of use assets	2,827	—
Loss on sale and write down of property and equipment	—	27
Deferred taxes	(20,667)	14,682
Share in net (income) loss of equity investees	6,534	(29,315)
Unrealized (gain) loss on financial instruments	181,461	—
Changes in operating assets and liabilities:
Accounts receivable	59,494	76,526
Contract assets	(9,054)	(7,248)
Prepaid expenses and other current assets	(2,934)	(9,811)
Income taxes	15,834	16,761
Accounts payable and accrued liabilities	(27,179)	(114,334)
Deferred revenue	(53,779)	(38,516)
Other assets	(47,749)	7,542
Operating lease assets and liabilities, net	(2,268)	(1,629)
Net cash provided by operating activities	131,959	189,669
Cash flows from investing activities:
Additions of property and equipment	(36,324)	(26,712)
Other investing activities	—	296
Net cash used in investing activities	(36,324)	(26,416)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	10,037	36,720
Repayment of long-term debt and Revolver	(2,500)	(2,500)
Distribution to non-controlling interest	—	(396)
Payments of dividends to shareholders	(64,698)	(59,878)
Net cash used in financing activities	(57,161)	(26,054)
Foreign exchange gain (loss) on cash held in foreign currencies	(28,102)	(9,277)
Increase in cash, cash equivalents and restricted cash during the period	10,372	127,922
Cash, cash equivalents and restricted cash at beginning of the period	1,695,911	1,609,800
Cash, cash equivalents and restricted cash at end of the period	$1,706,283	$1,737,722

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

Reconciliation of cash, cash equivalents and restricted cash:	September 30, 2022	September 30, 2021
Cash and cash equivalents	$1,704,385	$1,735,265
Restricted cash (1)	1,898	2,457
Total cash, cash equivalents and restricted cash	$1,706,283	$1,737,722
_________________________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (Note 9).

Supplemental cash flow disclosures (Note 6 and Note 21)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2022
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company.” We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), which as of September 30, 2022, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
Previously, our ownership in EC1 Pte. Ltd. (GXS Singapore) was 81%. During the first quarter of Fiscal 2022 (as defined below), we made a final cash distribution of $0.4 million to the non-controlling interest holder in GXS Singapore as part of the process to liquidate the subsidiary. During Fiscal 2022, the liquidation of GXS Singapore was completed.
The following Fiscal Year terms are used throughout this Quarterly Report on Form 10-Q:

Fiscal Year	Beginning Date	Ending Date
Fiscal 2024	July 1, 2023	June 30, 2024
Fiscal 2023	July 1, 2022	June 30, 2023
Fiscal 2022	July 1, 2021	June 30, 2022
Fiscal 2021	July 1, 2020	June 30, 2021
Fiscal 2020	July 1, 2019	June 30, 2020
Fiscal 2019	July 1, 2018	June 30, 2019
Fiscal 2018	July 1, 2017	June 30, 2018
Fiscal 2017	July 1, 2016	June 30, 2017
Fiscal 2016	July 1, 2015	June 30, 2016
Fiscal 2015	July 1, 2014	June 30, 2015
Fiscal 2014	July 1, 2013	June 30, 2014
Fiscal 2013	July 1, 2012	June 30, 2013
Fiscal 2012	July 1, 2011	June 30, 2012

These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, key estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) accounting for income taxes, (iii) testing of goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) the valuation of stock options granted and obligations related to share-based payments, including the valuation of our long-term incentive plans, (x) the valuation of pension obligations, and (xi) the valuation of derivative instruments.

Proposed Acquisition of Micro Focus
On August 25, 2022, we announced an agreement on the terms of an all-cash offer (through our wholly-owned subsidiary), to acquire the entire issued and to be issued share capital of Micro Focus International PLC (Micro Focus), for a total purchase price of approximately $6.0 billion, inclusive of Micro Focus’ cash and debt. The all-cash consideration for the proposed acquisition of Micro Focus (Micro Focus Acquisition) is expected to be funded by new debt, cash on hand and a draw on our Revolver (defined below). Concurrent with the announcement of the Micro Focus Acquisition, the Company entered into the Acquisition Term Loan and Bridge Loan (each as defined below) as well as certain derivative transactions. These derivative transactions were marked-to-market during the three months ended September 30, 2022, with the resulting unrealized gains (losses) on these derivatives recognized in Other Income (Expense) within our Condensed Consolidated Statements of Income. The Micro Focus Acquisition is expected to close in the first quarter of calendar 2023, subject to the satisfaction (or, where applicable, waiver) of certain conditions. On October 18, 2022 the shareholders of Micro Focus approved the all-cash offer. The following Notes include details related to the Micro Focus Acquisition: Note 9 “Prepaid Expenses and Other Assets,” Note 10 “Accounts Payable and Accrued Liabilities,” Note 11 “Long-Term Debt,” Note 16 “Fair Value Measurement,” Note 17 “Derivative Instruments and Hedging Activities,” Note 19 “Acquisitions” and Note 22 “Other Income (Expense), Net.”
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted in Fiscal 2023
During the three months ended September 30, 2022, there have been no new Accounting Standards Updates (ASU) or changes in accounting pronouncements that have had a material impact to our reported financial position, results of operations or cash flows.

NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended September 30,
	2022	2021
Total Revenues by Geography:
Americas (1)	$557,788	$519,692
EMEA (2)	228,353	244,597
Asia Pacific (3)	65,895	68,019
Total revenues	$852,036	$832,308

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$404,651	$356,589
Customer support revenue	317,351	335,237
Total recurring revenues	$722,002	$691,826
License revenue (perpetual, term and subscriptions)	62,548	73,529
Professional service and other revenue	67,486	66,953
Total revenues	$852,036	$832,308

Total Revenues by Timing of Revenue Recognition:
Point in time	$62,548	$73,529
Over time (including professional service and other revenue)	789,488	758,779
Total revenues	$852,036	$832,308
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of September 30, 2022	As of June 30, 2022
Short-term contract assets	$27,802	$26,167
Long-term contract assets	$18,544	$19,719
Short-term deferred revenues	$848,789	$902,202
Long-term deferred revenues	$85,514	$91,144
The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the three months ended September 30, 2022, we reclassified $8.9 million (three months ended September 30, 2021—$8.1 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three months ended September 30, 2022 and 2021, respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to cloud services and customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the three months ended September 30, 2022 that was included in the deferred revenue balances at June 30, 2022 was $373 million (three months ended September 30, 2021—$359 million).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2022:

Capitalized costs to obtain a contract as of June 30, 2022	$82,562
New capitalized costs incurred	6,148
Amortization of capitalized costs	(7,578)
Impact of foreign exchange rate changes	(1,885)
Capitalized costs to obtain a contract as of September 30, 2022	$79,247
During the three months ended September 30, 2022 and 2021, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to Note 9 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2022, approximately $1.5 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 46% of this amount over the next 12 months and the remaining balance substantially over the next three years thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.
NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following illustrates the activity in our allowance for credit losses on accounts receivable, since June 30, 2022:

Balance as of June 30, 2022	$16,473
Credit loss expense (recovery)	847
Write-off / adjustments	(1,910)
Balance as of September 30, 2022	$15,410
Included in accounts receivable are unbilled receivables in the amount of $51.0 million as of September 30, 2022 (June 30, 2022—$47.9 million).
As of September 30, 2022, we have an allowance for credit losses of $0.5 million for contract assets (June 30, 2022—$0.7 million). For additional information on contract assets please see Note 3 “Revenues.”

NOTE 5—PROPERTY AND EQUIPMENT

	As of September 30, 2022
	Cost	Accumulated Depreciation	Net
Furniture, equipment and other	$51,418	$(39,485)	$11,933
Computer hardware	340,407	(231,133)	109,274
Computer software	150,126	(120,043)	30,083
Capitalized software development costs	154,785	(105,584)	49,201
Leasehold improvements	103,442	(84,754)	18,688
Land and buildings	48,839	(16,867)	31,972
Total	$849,017	$(597,866)	$251,151

	As of June 30, 2022
	Cost	Accumulated Depreciation	Net
Furniture, equipment and other	$52,381	$(39,643)	$12,738
Computer hardware	332,462	(226,341)	106,121
Computer software	142,094	(117,026)	25,068
Capitalized software development costs	149,053	(101,874)	47,179
Leasehold improvements	107,739	(86,514)	21,225
Land and buildings	49,011	(16,633)	32,378
Total	$832,740	$(588,031)	$244,709
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
Lease Costs and Other Information
The following illustrates the various components of operating lease costs for the period indicated:

	Three Months Ended September 30,
	2022	2021
Operating lease cost	$14,311	$15,391
Short-term lease cost	387	119
Variable lease cost	579	588
Sublease income	(2,912)	(1,889)
Total lease cost	$12,365	$14,209
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of September 30, 2022	As of June 30, 2022
Weighted-average remaining lease term	5.87 years	6.13 years
Weighted-average discount rate	3.29%	2.95%

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Three Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$17,740	$17,452
Right of use assets obtained in exchange for new operating lease liabilities	$22,467	$4,231
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our operating leases liabilities as of September 30, 2022:

Fiscal years ending June 30,
2023 (nine months ended)	$50,268
2024	57,665
2025	45,521
2026	32,557
2027	29,712
Thereafter	65,344
Total lease payments	$281,067
Less: Imputed interest	(24,770)
Total	$256,297
Reported as:
Current operating lease liabilities	$58,969
Non-current operating lease liabilities	197,328
Total	$256,297
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $9.0 million over the remainder of Fiscal 2023 and $47.1 million thereafter.
NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2022:

Balance as of June 30, 2022	$5,244,653
Acquisition of Zix Corporation (Note 19)	640
Impact of foreign exchange rate changes	(18,479)
Balance as of September 30, 2022	$5,226,814

NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2022
	Cost	Accumulated Amortization	Net
Technology assets	$876,153	$(659,743)	$216,410
Customer assets	1,526,612	(768,433)	758,179
Total	$2,402,765	$(1,428,176)	$974,589

	As of June 30, 2022
	Cost	Accumulated Amortization	Net
Technology assets	$999,032	$(738,710)	$260,322
Customer assets	1,595,219	(780,333)	814,886
Total	$2,594,251	$(1,519,043)	$1,075,208
Where applicable, the above balances as of September 30, 2022 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the three months ended September 30, 2022. The impact of this resulted in a reduction of $119 million to technology assets and $64 million to customer assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2023 (nine months ended)	$248,645
2024	265,700
2025	155,966
2026	112,780
2027	43,443
2028 and Thereafter	148,055
Total	$974,589

NOTE 9—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of September 30, 2022	As of June 30, 2022
Deposits and restricted cash	$1,674	$6,300
Capitalized costs to obtain a contract	26,906	27,077
Short-term prepaid expenses and other current assets	96,288	87,175
Total	$124,868	$120,552
Other assets:

	As of September 30, 2022	As of June 30, 2022
Deposits and restricted cash	$10,590	$6,462
Capitalized costs to obtain a contract	52,341	55,484
Deferred debt issuance costs	47,010	—
Investments	166,672	173,205
Long-term prepaid expenses and other long-term assets	22,995	21,836
Total	$299,608	$256,987
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
Deferred debt issuance costs represents fees incurred related to the Acquisition Term Loan and Bridge Loan (each as defined below). See Note 11 “Long-Term Debt.”
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and is subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (see Note 22 “Other Income (Expense), Net”). During the three months ended September 30, 2022, our share of income (loss) from these investments was $(6.5) million (three months ended September 30, 2021—$29.3 million).
Prepaid expenses and other assets, both short-term and long-term, include advance payments on licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.

NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of September 30, 2022	As of June 30, 2022
Accounts payable—trade	$101,544	$113,978
Accrued salaries, incentives and commissions	128,102	193,421
Accrued liabilities	93,295	81,564
Accrued sales and other tax liabilities	14,525	20,423
Derivative liability (1)	181,461	—
Deferred debt issuance costs (2)	47,010	—
Accrued interest on Senior Notes	28,751	31,813
Amounts payable in respect of restructuring and other special charges	4,679	3,589
Asset retirement obligations	1,707	3,819
Total	$601,074	$448,607
______________________________
(1)Represents the liability related to the unrealized losses on our derivatives not designated as hedges related to the proposed Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities”).
(2)Represents deferred debt issuance costs related to the Acquisition Term Loan and Bridge Loan related to the proposed Micro Focus Acquisition (see Note 11 “Long-Term Debt”).
Long-term accrued liabilities:

	As of September 30, 2022	As of June 30, 2022
Amounts payable in respect of restructuring and other special charges	$5,803	$5,702
Other accrued liabilities	516	563
Asset retirement obligations	13,800	11,943
Total	$20,119	$18,208
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of September 30, 2022, the present value of this obligation was $15.5 million (June 30, 2022—$15.8 million), with an undiscounted value of $16.2 million (June 30, 2022—$16.4 million).

NOTE 11—LONG-TERM DEBT

	As of September 30, 2022	As of June 30, 2022
Total debt
Senior Notes 2031	$650,000	$650,000
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	850,000
Senior Notes 2028	900,000	900,000
Senior Notes 2026	—	—
Term Loan B	955,000	957,500
Revolver	—	—
Acquisition Term Loan	—	—
Bridge Loan	—	—
Total principal payments due	4,255,000	4,257,500

Debt issuance costs (1)	(36,453)	(37,933)
Total amount outstanding	4,218,547	4,219,567
Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Total current portion of long-term debt	10,000	10,000

Non-current portion of long-term debt	$4,208,547	$4,209,567
____________________________
(1)As of September 30, 2022, there was an additional $47.0 million of deferred debt issuance costs related to the Acquisition Term Loan and Bridge Loan included in “Other assets” not included above.
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
For the three months ended September 30, 2022, we recorded interest expense of $6.7 million relating to Senior Notes 2031 (three months ended September 30, 2021—nil).
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
For the three months ended September 30, 2022, we recorded interest expense of $9.3 million relating to Senior Notes 2030 (three months ended September 30, 2021—$9.3 million).
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
For the three months ended September 30, 2022, we recorded interest expense of $8.2 million relating to Senior Notes 2029 (three months ended September 30, 2021—nil).
Senior Notes 2028
On February 18, 2020, we issued $900 million in aggregate principal amount of 3.875% Senior Notes due 2028 (Senior Notes 2028 and, together with the Senior Notes 2031, Senior Notes 2030 and Senior Notes 2029, the Senior Notes) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2028 bear interest at a rate of 3.875% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2028 will mature on February 15, 2028, unless earlier redeemed, in accordance with their terms, or repurchased.
For the three months ended September 30, 2022, we recorded interest expense of $8.7 million relating to Senior Notes 2028 (three months ended September 30, 2021—$8.7 million).
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
On December 20, 2016, we issued an additional $250 million in aggregate principal amount by reopening our Senior Notes 2026 at an issue price of 102.75%. The additional notes had identical terms, were fungible with and were part of a single series with the previously issued $600 million aggregate principal amount of Senior Notes 2026. The outstanding aggregate principal amount of Senior Notes 2026, after taking into consideration the additional issuance, was $850 million as of December 9, 2021.
On December 9, 2021, we redeemed Senior Notes 2026 in full at a price equal to 102.9375% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. A portion of the net proceeds from the offerings of Senior Notes 2029 and Senior Notes 2031 was used to redeem Senior Notes 2026. Upon redemption, Senior Notes 2026 were cancelled and any obligation thereunder was extinguished. The resulting loss of $27.4 million, consisting of $25.0 million relating to the early termination call premium, $6.2 million relating to unamortized debt issuance costs and $(3.8) million relating to unamortized premium, has been recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income. See Note 22 “Other Income (Expense), Net.”
For the three months ended September 30, 2022, we did not record any interest expense relating to Senior Notes 2026 (three months ended September 30, 2021—$12.5 million).
Term Loan B
On May 30, 2018, we refinanced our existing term loan facility, by entering into a new $1 billion term loan facility (Term Loan B), whereby we borrowed $1 billion on that day and repaid in full the loans under our prior $800 million term loan facility originally entered into on January 16, 2014. Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver, Acquisition Term Loan and Bridge Loan (each as defined below).
Term Loan B has a seven-year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of September 30, 2022, the outstanding balance on the Term Loan B bears an interest rate of 4.27%. For more information regarding the impact and discontinuance of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2022, our consolidated net leverage ratio was 2.1:1.

For the three months ended September 30, 2022, we recorded interest expense of $9.7 million relating to Term Loan B (three months ended September 30, 2021—$4.6 million).
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B, the Acquisition Term Loan and Bridge Loan. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. For more information regarding the impact and discontinuance of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.
As of September 30, 2022, we had no outstanding balance under the Revolver (June 30, 2022—nil). For the three months ended September 30, 2022, we did not record any interest expense relating to the Revolver (three months ended September 30, 2021—nil).
Acquisition Term Loan
On August 25, 2022, we entered into a first lien term loan facility (the Acquisition Term Loan) which provides for a senior secured delayed-draw term loan facility in an aggregate principal amount of $2.585 billion. The proceeds of the Acquisition Term Loan, if drawn, will be used solely by the Company to finance the Micro Focus Acquisition (see Note 19 — “Acquisitions” for more details).
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan will bear interest at rates as specified in the Acquisition Term Loan Agreement.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.5:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan Agreement. As of September 30, 2022, our consolidated net leverage ratio was 2.1:1.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan Agreement, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver, Term Loan B and the Bridge Loan. Certain adjustments may be made to the applicable margin and other terms of the Acquisition Term Loan in limited circumstances where necessary to achieve successful syndication.
As of September 30, 2022, we had no borrowings under the Acquisition Term Loan. For the three months ended September 30, 2022, we did not record any interest expense relating to the Acquisition Term Loan (three months ended September 30, 2021—nil).
Bridge Loan
On August 25, 2022, we entered into a bridge loan agreement (Bridge Loan) which provides for commitments of up to $2.0 billion to finance a portion of the repayment of Micro Focus’ existing debt.
The Bridge Loan has a one-year term from the initial date of funding, with an extension mechanism pursuant to which such borrowings would convert into secured financing maturing five years from the initial funding date. Borrowings under the Bridge Loan would bear interest at rates as specified in the Bridge Loan Agreement, subject to a total cap.
The Bridge Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Bridge Loan Agreement, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver, Term Loan B and Acquisition Term Loan. The Company intends to reduce commitments or the borrowings under the Bridge Loan by accessing the debt capital markets directly or through certain affiliates prior to or following the closing of the Micro Focus Acquisition, but no assurance can be given that the Company will be able to do so. The Company expects that such debt to also be secured.
As of September 30, 2022, we had no borrowings under the Bridge Loan. For the three months ended September 30, 2022, we did not record any interest expense relating to the Bridge Loan (three months ended September 30, 2021—nil).
Debt Issuance Costs
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our credit facilities and issuing our Senior Notes and are being amortized through interest expense over the respective terms of the Senior Notes and Term Loan B, Revolver, Acquisition Term Loan and Bridge Loan using the effective interest method. Additionally, as of September 30, 2022, we had $47.0 million in deferred debt issuance costs included in “Other Assets” (see Note 9 “Prepaid Expenses and Other Assets” for more details).
NOTE 12—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
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
GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of $(0.03) million as of September 30, 2022, no additional contributions have been made since the inception of the plan.

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended September 30,
	2022				2021
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$52	$25	$351	$428	$94	$43	$428	$565
Interest cost	195	119	149	463	112	80	133	325
Amortization of actuarial (gains) losses	—	(15)	46	31	125	6	(23)	108
Net pension expense	$247	$129	$546	$922	$331	$129	$538	$998
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
NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three months ended September 30, 2022, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.24299 per Common Share in the aggregate amount of $64.7 million which we paid during the same period (three months ended September 30, 2021—$0.2209 per Common Share in the aggregate amount of $59.9 million).
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
During the three months ended September 30, 2022 and 2021, we did not repurchase any Common Shares on the open market for potential settlement of awards under our LTIP or other plans as described below.
During the three months ended September 30, 2022, we delivered to eligible participants 120,406 Common Shares that were purchased in the open market in connection with the settlement of awards and other plans (three months ended September 30, 2021—141,452 Common Shares).
Share Repurchase Plan
On November 4, 2021, the Board authorized a share repurchase plan (Fiscal 2022 Repurchase Plan), pursuant to which we may purchase in open market transactions, from time to time over the 12-month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares.
During the three months ended September 30, 2022 and 2021, we did not repurchase and cancel any Common Shares.

Share-Based Payments
Share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended September 30,
	2022	2021
Stock Options (issued under Stock Option Plans)	$3,585	$4,267
Performance Share Units (issued under LTIP)	4,235	3,445
Restricted Share Units (issued under LTIP)	2,175	2,166
Restricted Share Units (other)	10,637	1,728
Deferred Share Units (directors)	961	830
Employee Stock Purchase Plan	1,615	1,498
Total share-based compensation expense	$23,208	$13,934

A summary of unrecognized compensation cost for unvested shared-based payment awards is as follows:

	As of September 30, 2022
	Unrecognized Compensation Cost	Weighted Average Recognition Period (years)
Stock Options (issued under Stock Option Plans)	49,204.7	2.6
Performance Share Units (issued under LTIP)	45,389.4	2.5
Restricted Share Units (issued under LTIP)	23,596.2	1.8
Restricted Share Units (other)	76,748.6	1.9
Total unrecognized share-based compensation cost	$194,938.9
Stock Option Plans
Stock Options
A summary of activity under our stock option plans for the three months ended September 30, 2022 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2022	8,820,662	$42.74	4.68	$7,111
Granted	1,872,400	35.24
Exercised	(72,080)	27.66
Forfeited or expired	(505,374)	44.34
Outstanding at September 30, 2022	10,115,608	$41.38	4.87	$—
Exercisable at September 30, 2022	3,651,940	$39.07	3.30	$—
As of September 30, 2022, 8,227,818 options to purchase Common Shares were available for issuance under our stock option plans.
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

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended September 30,
	2022	2021
Weighted–average fair value of options granted	$8.16	$9.75
Weighted-average assumptions used:
Expected volatility	27.46%	26.62%
Risk–free interest rate	2.86%	0.55%
Expected dividend yield	2.32%	1.56%
Expected life (in years)	4.18	4.16
Forfeiture rate (based on historical rates)	7%	7%
Average exercise share price	$39.09	$52.62
Performance Options
During the three months ended September 30, 2022, we granted 1,000,000 performance options (during the three months ended September 30, 2021—nil).
For the period in which performance options were granted, the weighted-average fair value of performance options and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

Three Months Ended September 30,
2022
Weighted–average fair value of options granted	$8.09
Derived service period (in years)	1.7
Weighted-average assumptions used:
Expected volatility	26.00%
Risk–free interest rate	3.21%
Expected dividend yield	2.00%
Average exercise share price	$31.89
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
LTIP 2025
Grants made in Fiscal 2023 under the LTIP (collectively referred to as LTIP 2025), consisting of PSUs and RSUs, took effect in Fiscal 2023 starting on August 8, 2022. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the LTIP 2025. We expect to settle the LTIP 2025 awards in Common Shares. The LTIP 2025 PSU and RSU awards are eligible to receive dividend equivalent units that vest under the same conditions as the underlying grants.

Performance Share Units (Issued Under LTIP)
A summary of activity under our performance share units issued under the LTIP for the three months ended September 30, 2022 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2022	812,937	$61.29	1.89	$30,762
Granted (1)	526,865	54.70
Vested	—	—
Forfeited or expired	(58,350)	67.10
Outstanding at September 30, 2022	1,281,452	$58.37	2.12	$33,882
__________________________
(1)PSUs are earned based on market conditions and the actual number of PSUs earned, if any, is dependent upon performance and may range from 0 to 200 percent.
For the periods indicated, the weighted-average fair value of PSUs issued under LTIP, and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Three Months Ended September 30,
	2022	2021
Weighted–average fair value of performance share units granted	$55.06	$75.15
Weighted-average assumptions used:
Expected volatility	29.00%	28.00%
Risk–free interest rate	3.13%	0.45%
Expected dividend yield	—%	1.70%
Expected life (in years)	3.11	3.10
Forfeiture rate (based on historical rates)	7%	7%
Restricted Share Units (Issued Under LTIP)
A summary of activity under our RSUs issued under the LTIP for the three months ended September 30, 2022 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2022	611,743	$44.14	1.62	$23,148
Granted	394,584	38.97
Vested	—	—
Forfeited or expired	(45,030)	45.85
Outstanding at September 30, 2022	961,297	$41.94	2.07	$25,417
Restricted Share Units (Other)
In addition to the grants made in connection with the LTIP discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. RSUs (other) vest over a specified contract date, typically two or three years from the respective date of grants.

A summary of activity under our RSUs (other) issued for the three months ended September 30, 2022 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2022	2,593,707	$44.90	2.86	$98,146
Granted	—	—
Vested	(120,406)	37.83
Forfeited or expired	(88,587)	44.84
Outstanding at September 30, 2022	2,384,714	$44.86	2.68	$63,052
Deferred Share Units (DSUs)
The DSUs are granted to certain non-employee directors. DSUs are issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
A summary of activity under our deferred share units issued for the three months ended September 30, 2022 is as follows:

	Units	Weighted-Average Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2022 (1)	885,701	$31.49	0.36	$33,515
Granted	13,747	32.41
Outstanding at September 30, 2022 (1)	899,448	$31.50	0.10	$21,934
______________________
(1)    Includes 55,520 unvested DSUs.
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%. During the three months ended September 30, 2022, 354,465 Common Shares were eligible for issuance to employees enrolled in the ESPP (three months ended September 30, 2021—225,731 Common Shares). During the three months ended September 30, 2022, cash in the amount of $8.0 million was received from employees relating to the ESPP (three months ended September 30, 2021—$9.4 million).
NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2022 - June 30, 2023	July 1, 2023 - June 30, 2025	July 1, 2025 - June 30, 2027	July 1, 2027 and beyond
Long-term debt obligations (1)	$5,336,028	$134,121	$1,289,157	$263,500	$3,649,250
Purchase obligations for contracts not accounted for as lease obligations (2)	93,168	36,137	44,352	12,679	—
	$5,429,196	$170,258	$1,333,509	$276,179	$3,649,250
_________________________
(1)Includes interest up to maturity and principal payments. Please see Note 11 “Long-Term Debt” for more details.
(2)For contractual obligations relating to leases and purchase obligations accounted for under ASC Topic 842, please see Note 6 “Leases.”
Guarantees and Indemnifications
We have entered into customer agreements which may include provisions to indemnify our customers against third-party claims that our software products or services infringe certain third-party intellectual property rights and for liabilities related to a breach of our confidentiality obligations. We have not made any material payments in relation to such indemnification provisions and have not accrued any liabilities related to these indemnification provisions in our Condensed Consolidated Financial Statements.
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of September 30, 2022, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $70 million. As of September 30, 2022, we have provisionally paid approximately $32 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on the Condensed Consolidated Balance Sheets as of September 30, 2022.
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
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 (including any penalties) are without merit, and we are continuing to contest these reassessments. On June 30, 2022, we filed a notice of appeal with the Tax Court of Canada seeking to reverse all such reassessments (including penalties) in full.
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
The CRA has audited Fiscal 2017 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. On January 27, 2022, the CRA issued a notice of reassessment in respect of Fiscal 2017 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2024 while the matter is in dispute.
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
Please also see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.
NOTE 15—INCOME TAXES
The Company’s effective tax rate for the three months ended September 30, 2022, was (40.4)%, compared to a provision of 24.8% for the three months ended September 30, 2021. The Company’s effective tax rate for the three months ended September 30, 2022, differs from the Canadian statutory rate of 26.5% primarily due to the pre-tax loss created by the mark-to-market valuation on the derivatives not designated as hedges that the Company entered into in connection with the proposed Micro Focus Acquisition, and the inability to recognize a majority of the mark-to-market losses for tax purposes (see Note 17 “Derivative Instruments and Hedging Activities”). The mark-to-market losses are considered capital losses for tax purposes and require capital income to be recognized. Therefore we recorded a valuation allowance on the portion of the losses that are not supportable by capital gains. Other items impacting the rate include provision to return adjustments, a net increase in uncertain tax positions, and permanent items such as disallowed stock-based compensation and foreign passive income inclusion, partially offset by research and development credits. The Company’s effective tax rate for the three months ended September 30, 2021, differs from the Canadian statutory rate primarily due to research and development credits, partially offset by US Base Erosion and Anti-Abuse Tax (US BEAT).
As of September 30, 2022, the gross amount of unrecognized tax benefits accrued is $58.9 million, which is inclusive of interest and penalties accrued of $8.6 million (June 30, 2022 — $54.1 million and $8.4 million, respectively). We believe that it is reasonably possible that the gross unrecognized tax benefit could decrease by $6.8 million in the next 12 months, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
We are subject to income tax audits in all major taxing jurisdictions in which we operate, and remain subject to income tax audits by applicable tax authorities for a certain length of time following the tax year to which those tax filings relate. We currently have income tax audits open in Canada, the United States, Germany and other immaterial jurisdictions. The earliest fiscal years open for examination for our major jurisdictions are 2012 for Canada, 2016 for the United States and 2012 for Germany. As of December 31, 2021, the Fiscal 2015 and Fiscal 2016 tax years for Luxembourg became statute barred. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the Canada audits are included in Note 14 “Guarantees and Contingencies.”
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
As of September 30, 2022, we have recognized a provision of $20.7 million (June 30, 2022—$19.9 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2022 and June 30, 2022:

		Fair Value
	Fair Value Hierarchy	September 30, 2022	June 30, 2022
Financial Assets (Liabilities):
Designated as Hedging Instruments
Cash flow hedge (Note 17)	Level 2	$(4,637)	$(892)

Not Designated as Hedging Instruments
Deal-contingent forward contracts (Note 17)	Level 3	$(125,331)	$—
Non-contingent forward contract (Note 17)	Level 2	$(26,203)	$—
Cross currency swap contract (Note 17)	Level 2	$(29,927)	$—
Changes in Level 3 Fair Value Measurements
The following tables provides a reconciliation of changes in the fair value of our Level 3 deal-contingent foreign currency forward contract between June 30, 2022 and September 30, 2022.

Deal-contingent foreign currency forward contract
Balance as of June 30, 2022	$—
Gain (loss) recognized in income	(125,331)
Balance as of September 30, 2022	$(125,331)
Our valuation techniques used to measure the fair value of our Level 2 and Level 3 derivative instruments, the counterparties to which have high credit ratings, were derived from pricing models including discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for these instruments. Our discounted cash flow techniques use observable market inputs, such as, where applicable, foreign currency spot and forward rates. The valuation technique for our Level 3 derivative instrument utilizes management estimates related to the probability and timing of our proposed Micro Focus Acquisition that are unobservable, and are not deemed to be significant inputs for the overall valuation.
Our cash and cash equivalents, along with our accounts receivable and accounts payable and accrued liabilities balances, are measured and recognized in our Condensed Consolidated Financial Statements at an amount that approximates the fair value (a Level 2 measurement) due to their short maturities.
The fair value of our Senior Notes is determined based on observable market prices and categorized as a Level 2 measurement. As of September 30, 2022, the fair value was $2.6 billion (June 30, 2022—$2.8 billion). The carrying value of our other long-term debt facilities approximates the fair value since the interest rate is at market. Please see Note 11 “Long-Term Debt” for further details.

If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended September 30, 2022 and 2021, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2022 and 2021, respectively, no indications of impairments were identified and therefore no fair value measurements were required.
NOTE 17—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Cash Flow Hedge
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within “Other Comprehensive Income (Loss) - net.” As of September 30, 2022, the fair value of the contracts is recorded within “Accounts payable and accrued liabilities” and represents the net loss before tax effect that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings with the next twelve months.
As of September 30, 2022, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $79.0 million (June 30, 2022—$66.5 million).
Non-designated Hedges
In connection with the Micro Focus Acquisition, in August 2022, the Company entered into certain derivative transactions to meet certain foreign currency obligations under UK cash confirmation requirements related to the purchase price of the proposed Micro Focus Acquisition, mitigate the risk of foreign currency appreciation in the GBP denominated purchase price and mitigate the risk of foreign currency appreciation in the EUR denominated existing debt held by Micro Focus. The Company entered into the following derivatives: (i) three deal-contingent forward contracts, (ii) a non-contingent forward contract, and (iii) EUR/USD cross currency swaps.
The deal-contingent forward contracts have an aggregate notional amount of £1.475 billion, and settlement is contingent upon closing the Micro Focus Acquisition. The non-contingent forward contract has a notional amount of £350 million. The cross currency swaps are comprised of a 5 year EUR/USD cross currency swap with a notional amount of €690 million and a 7 year EUR/USD cross currency swap with a notional amount of €690 million.
These instruments were entered into as economic hedges to mitigate foreign currency risks associated with the proposed Micro Focus Acquisition. The instruments do not qualify for hedge accounting at inception. Derivative financial instruments that do not apply hedge accounting are recognized on the Condensed Consolidated Balance Sheets as either assets or liabilities. As of September 30, 2022, the forward contracts and the foreign currency swaps are in a net liability position and are classified within “Accounts payable and accrued liabilities.” The forward contracts and cross currency swaps are measured at fair value with changes to fair value being recognized in the Condensed Consolidated Statements of Income within “Other income (expense), net.”

Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The fair values of outstanding derivative instruments are as follows:

		As of September 30, 2022		As of June 30, 2022
Instrument	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedges:
Cash flow hedge	Accounts payable and accrued liabilities	$—	$(4,637)	$—	$(892)
Total derivatives designated as hedges:		$—	$(4,637)	$—	$(892)

Derivatives not designated as hedges:
Deal-contingent forward contracts	Accounts payable and accrued liabilities	—	(125,331)	—	—
Non-contingent forward contract	Accounts payable and accrued liabilities	—	(26,203)	—	—
Cross currency swap contracts	Accounts payable and accrued liabilities	—	(29,927)	—	—
Total derivatives not designated as hedges:		$—	$(181,461)	$—	$—
Total derivatives		$—	$(186,098)	$—	$(892)
The effects of gains (losses) from derivative instruments on our Condensed Consolidated Statements of Income is as follows:

		Three Months Ended September 30,
Instrument	Income Statement Location	2022	2021
Derivatives designated as hedges:
Cash flow hedges	Operating expenses	$(800)	$390

Derivatives not designated as hedges:
Deal-contingent forward contract	Other income (expense), net	(125,331)	—
Non-contingent forward contract	Other income (expense), net	(26,203)	—
Cross currency swap contracts	Other income (expense), net	(29,927)	—
Total		$(182,261)	$390
The effects of the cash flow hedges on our Condensed Consolidated Statements of Comprehensive Income:

		Three Months Ended September 30,
	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income Location	2022	2021
Gain (loss) recognized in OCI (loss) on derivatives (effective portion)	Unrealized gain (loss) on cash flow hedges	$(4,546)	$(1,477)
Gain (loss) reclassified from AOCI into income (effective portion)	Operating expenses	$(800)	$390

NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended September 30,
	2022	2021
Fiscal 2022 Restructuring Plan	$6,110	$—
Other historical restructuring plans	(468)	(602)
Acquisition-related costs	4,585	728
Other charges (recoveries)	4,054	218
Total	$14,281	$344
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
During the three months ended September 30, 2022, we recognized costs of $3.8 million related to abandoned office space that have been early terminated or assigned to a third party, of which $2.9 million was related to the write-off of right of use assets.
As of September 30, 2022, we expect total costs to be incurred in connection with the Fiscal 2022 Restructuring Plan to be approximately $40.0 million to $45.0 million, of which $31.9 million has been recorded within “Special charges (recoveries)” to date.
A reconciliation of the beginning and ending restructuring liability, which is included within “Accounts payable and accrued liabilities” in our Condensed Consolidated Balance Sheets, for the three months ended September 30, 2022 is shown below.

Fiscal 2022 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2022	$989	$5,410	$6,399
Accruals and adjustments	2,270	952	3,222
Cash payments	(1,147)	(431)	(1,578)
Foreign exchange and other non-cash adjustments	(120)	—	(120)
Balance payable as of September 30, 2022	$1,992	$5,931	$7,923
Acquisition-related costs
Acquisition-related costs, recorded within “Special charges (recoveries)” include direct costs of potential and completed acquisitions. Acquisition-related costs for the three months ended September 30, 2022 were $4.6 million (three months ended September 30, 2021—$0.7 million).
Other charges (recoveries)
For the three months ended September 30, 2022, “Other charges” includes $3.6 million, related to pre-acquisition equity incentives of Zix Corporation (Zix), which upon acquisition were replaced by equivalent value cash settlements (see Note 19 “Acquisitions”) and $0.5 million related to other miscellaneous charges. For the three months ended September 30, 2021, “Other charges” includes $0.2 million related to other miscellaneous charges.

NOTE 19—ACQUISITIONS
Fiscal 2023 Acquisitions
Proposed Acquisition of Micro Focus
On August 25, 2022, we announced an agreement on the terms of an all-cash offer (through our wholly-owned subsidiary), to acquire the entire issued and to be issued share capital of Micro Focus, at a price of 532 pence per share, for a total purchase price of approximately $6.0 billion, inclusive of Micro Focus’ cash and debt. The all-cash consideration for the Micro Focus Acquisition is expected to be funded by new debt, cash on hand and a draw on our Revolver. Concurrent with the announcement of the Micro Focus Acquisition, the Company entered into the Acquisition Term Loan and Bridge Loan (see Note 11 “Long-Term Debt”) as well as certain derivative transactions (see Note 17 “Derivative Instruments and Hedging Activities”). These derivative transactions were marked-to-market during the three months ended September 30, 2022, with the resulting unrealized gains (losses) on these derivatives recognized in other income (expense) within our Condensed Consolidated Statements of Income (see Note 22 “Other Income (Expense), Net”). On October 18, 2022 the shareholders of Micro Focus approved the all-cash offer. The Micro Focus Acquisition is expected to close in the first quarter of calendar 2023, subject to the satisfaction (or, where applicable, waiver) of certain conditions. See Part II, Item 1A, “Risk Factors” included within this Quarterly Report on Form 10-Q.
Acquisition-related costs for Micro Focus included in “Special Charges (Recoveries)” in the Condensed Consolidated Financial Statements for the three months ended September 30, 2022 were $4.4 million.
Fiscal 2022 Acquisitions
Acquisition of Zix Corporation
On December 23, 2021, we acquired all of the equity interest in Zix, a leader in software as a service (SaaS) based email encryption, threat protection and compliance cloud solutions for small and medium-sized businesses (SMB). Total consideration for Zix was $894.5 million paid in cash, inclusive of cash acquired and $18.6 million relating to the cash settlement of pre-acquisition vested share-based compensation that was previously accrued but since paid as of March 31, 2022. In accordance with Accounting Standards Codification (ASC) Topic 805 “Business Combinations” (Topic 805), this acquisition was accounted for as a business combination. We believe the acquisition increases our position in the data protection, threat management, email security and compliance solutions spaces.
The results of operations of Zix have been consolidated with those of OpenText beginning December 23, 2021.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based on their preliminary fair values as of December 23, 2021, are set forth below:

Current assets (inclusive of cash acquired of $38.3 million)	$74,230
Non-current tangible assets	13,450
Intangible customer assets	212,400
Intangible technology assets	92,650
Liabilities assumed	(79,941)
Total identifiable net assets	312,789
Goodwill	581,672
Net assets acquired	$894,461
The goodwill of $581.7 million is primarily attributable to the synergies expected to arise after the acquisition. There is $103.7 million of goodwill that is deductible for tax purposes.
The fair value of current assets acquired includes accounts receivable with a fair value of $28.4 million. The gross amount receivable was $32.7 million, of which $4.3 million is expected to be uncollectible.
Acquisition-related costs for Zix included in “Special Charges (Recoveries)” in the Condensed Consolidated Financial Statements for the three months ended September 30, 2022 were $0.2 million.

Pre-acquisition equity incentives of $26.4 million were replaced upon acquisition by equivalent value cash settlements to be settled in accordance with the original vesting dates, primarily over the next two years. Of these equity incentives, $3.6 million for the three months ended September 30, 2022 were included in “Special Charges (Recoveries).”
The finalization of the above purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including intangible assets and taxation-related balances as well as for potential unrecorded liabilities. We expect to finalize this determination during our quarter ending December 31, 2022.
Acquisition of Bricata Inc.
On November 24, 2021, we acquired all of the equity interest in Bricata Inc. (Bricata) for $17.8 million. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe the acquisition strengthens our OpenText Security and Protection Cloud with Network Detection and Response technologies.
The results of operations of Bricata have been consolidated with those of OpenText beginning November 24, 2021.
NOTE 20—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2022	$(3,316)	$(656)	$(3,687)	$(7,659)
Other comprehensive income (loss) before reclassifications, net of tax	(36,366)	(3,340)	4,164	(35,542)
Amounts reclassified into net income, net of tax	—	588	37	625
Total other comprehensive income (loss) net, for the period	(36,366)	(2,752)	4,201	(34,917)
Balance as of September 30, 2022	$(39,682)	$(3,408)	$514	$(42,576)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2021	$75,408	$830	$(10,000)	$66,238
Other comprehensive income (loss) before reclassifications, net of tax	(10,092)	(1,086)	(1,049)	(12,227)
Amounts reclassified into net income, net of tax	—	(287)	162	(125)
Total other comprehensive income (loss) net, for the period	(10,092)	(1,373)	(887)	(12,352)
Balance as of September 30, 2021	$65,316	$(543)	$(10,887)	$53,886
NOTE 21—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
	2022	2021
Cash paid during the period for interest	$46,423	$41,659
Cash received during the period for interest	$5,431	$838
Cash paid during the period for income taxes	$38,459	$12,780

NOTE 22—OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,
	2022	2021
Foreign exchange gains (losses)	$(1,361)	$351
Unrealized losses on derivatives not designated as hedges (1)	(181,461)	—
OpenText share in net income (losses) of equity investees (2)	(6,534)	29,315
Other miscellaneous income (expense)	125	116
Total other income (expense), net	$(189,231)	$29,782
____________________________________
(1)Represents the unrealized losses on our derivatives not designated as hedges related to the proposed Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities” for more details).
(2)Represents our share in net income (losses) of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see Note 9 “Prepaid Expenses and Other Assets” for more details).
NOTE 23—EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share are computed by dividing net income (loss) attributable to OpenText, by the weighted average number of Common Shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss) attributable to OpenText, by the shares used in the calculation of basic earnings (loss) per share plus the dilutive effect of Common Share equivalents, such as stock options, using the treasury stock method. Common Share equivalents are excluded from the computation of diluted earnings (loss) per share if their effect is anti-dilutive. For periods in which we incur a net loss, our outstanding Common Share equivalents are not included in the calculation of diluted loss per share as their effect is anti-dilutive.

	Three Months Ended September 30,
	2022	2021
Basic earnings (loss) per share
Net income (loss) attributable to OpenText	$(116,929)	$131,915
Basic earnings (loss) per share attributable to OpenText	$(0.43)	$0.48
Diluted earnings (loss) per share
Net income (loss) attributable to OpenText	$(116,929)	$131,915
Diluted earnings (loss) per share attributable to OpenText	$(0.43)	$0.48
Weighted-average number of shares outstanding (in '000's)
Basic	269,804	272,044
Effect of dilutive securities	—	1,188
Diluted	269,804	273,232
Excluded as anti-dilutive (1)	9,452	1,973
____________________________________
(1)Represents options to purchase Common Shares excluded from the calculation of diluted earnings (loss) per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period or the inclusion of the potential dilutive options to purchase Common Shares results in anti-dilution due to the net loss for the period.

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
During the three months ended September 30, 2022, Mr. Stephen Sadler, a member of the Board of Directors, earned $7 thousand (three months ended September 30, 2021—$4 thousand) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 25—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on November 2, 2022, a dividend of $0.24299 per Common Share. The record date for this dividend is December 2, 2022 and the payment date is December 22, 2022. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal year beginning July 1, 2022 and ending June 30, 2023 (Fiscal 2023) and July 1, 2023 and ending June 30, 2024 (Fiscal 2024) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and operations, and business planning process; (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) our expectation to grow MSPs; (viii) product and solution developments, enhancements and releases, the timing thereof and the customers targeted; (ix) the Company’s financial condition, results of operations and earnings; (x) the basis for any future growth and for our financial performance; (xi) declaration of quarterly dividends; (xii) future tax rates; (xiii) the changing regulatory environment; (xiv) annual recurring revenues; (xv) research and development and related expenditures; (xvi) our building, development and consolidation of our network infrastructure; (xvii) competition and changes in the competitive landscape; (xviii) our management and protection of intellectual property and other proprietary rights; (xix) existing and foreign sales and exchange rate fluctuations; (xx) cyclical or seasonal aspects of our business; (xxi) capital expenditures; (xxii) potential legal and/or regulatory proceedings; (xxiii) acquisitions and their expected impact, including expectations regarding the financing of pending acquisitions, our ability to close on pending acquisitions and our ability to realize the benefits expected from the acquisitions and to successfully integrate the assets we acquire or utilize such assets to their full capacity, including in connection with the acquisition of Zix Corporation and the proposed Micro Focus Acquisition (see Note 19 “Acquisitions” to our Condensed Consolidated Financial Statements for more details); (xxiv) tax audits; (xxv) the expected impact of our decision to cease all direct business in Russia and Belarus and with known Russian-owned companies;(xxvi) expected costs of the restructuring plans; (xxvii) targets regarding greenhouse gas emissions, waste diversion, energy consumption and Equity, Diversity and Inclusion (ED&I) initiatives; and (xxviii) other matters.
In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. The forward-looking statements contained in this report are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general political, economic and market conditions, including any potential recession; (iv) our ability to manage inflation, including increased labour costs associated with attracting and retaining employees and rising interest rates; (v) our continued ability to manage certain foreign currency risk through hedging; (vi) equity and debt markets continuing to provide us with access to capital; (vii) our continued ability to identify, source and finance attractive and executable business combination opportunities; (viii) our continued ability to avoid infringing third party intellectual property rights; and (ix) our ability to successfully implement our restructuring plans. Management’s estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) those relating to the failure of the Micro Focus Acquisition to be consummated on these terms or at all for any reason; (ii) those relating to the significant transaction costs incurred in connection with the Micro Focus Acquisition; (iii) the inability to obtain required governmental and regulatory approvals for the Micro Focus Acquisition; (iv) the inability of us to realize successfully any anticipated synergy benefits when the Micro Focus Acquisition is implemented; (v) the actual and potential impacts of the use of cash and incurrence of indebtedness, including the granting of security interests related to such debt, in connection with financing of the Micro Focus Acquisition; (vi) the actual and potential change in scope and size of our operations following the Micro Focus Acquisition; (vii) the uncertainty around expectations related to Micro Focus’s business prospects; (viii) actual and potential risks and uncertainties relating to the ultimate geographic spread of COVID-19, the severity of the disease and the duration of the COVID-19 pandemic and issues relating to the resurgence of COVID-19 and/

or new strains of COVID-19, including potential material adverse effects on our business, operations and financial performance; (ix) actions that have been and may be taken by governmental authorities to contain the COVID-19 pandemic or to treat its impact on our business (or failure to implement additional stimulus programs) and the availability, effectiveness and use of treatments and vaccines (including the effectiveness of boosters); (x) the actual and potential negative impacts of COVID-19 on the global economy and financial markets; (xi) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (xii) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses, including the acquisition of Zix Corporation, (xiii) the potential for the incurrence of or assumption of debt in connection with acquisitions, its impact on future operations and on the ratings or outlooks of rating agencies on our outstanding debt securities, and the possibility of not being able to generate sufficient cash to service all indebtedness; (xiv) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (xv) the risks associated with bringing new products and services to market; (xvi) fluctuations in currency exchange rates (including as a result of the impact of any policy changes resulting from trade and tariff disputes) and the impact of mark-to-market valuation relating to associated derivatives; (xvii) delays in the purchasing decisions of the Company’s customers; (xviii) competition the Company faces in its industry and/or marketplace; (xix) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xx) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xxi) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xxii) the continuous commitment of the Company’s customers; (xxiii) demand for the Company’s products and services; (xxiv) increase in exposure to international business risks (including the impact of geopolitical instability, political unrest, war and other global conflicts, as we continue to increase our international operations; (xxv) adverse macroeconomic conditions, including inflation, disruptions in global supply chains and increased labour costs; (xxvi) inability to raise capital at all or on not unfavorable terms in the future; (xxvii) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xxviii) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement including General Data Protection Regulation (GDPR), California Consumer Privacy Act, California Privacy Rights Act, Virginia Consumer Data Protection Act, Colorado Privacy Act, Connecticut Data Privacy Act, Utah Consumer Privacy Act, and Country by Country Reporting (including with respect to transferring personal data outside of the European Economic Area and the United Kingdom, as a result of the ruling of the Court of Justice of the European Union that the EU-US Privacy Shield is an invalid data transfer mechanism and that Standard Contractual Clauses (SCCs) are a valid transfer mechanism unless the country to which personal data is exported restricts the ability to comply with such Clauses (Schrems II), and with respect to the new SCCs published by the European Commission and the International Data Transfer Agreement and Addendum published by the United Kingdom’s Information Commissioner’s Office to meet the requirements of GDPR and Schrems II); (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company's offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic (including COVID-19) due to remote working arrangements; (xiv) failure to achieve our environmental goals on energy consumption, waste diversion and greenhouse gas emissions or our targets relating to ED&I initiatives; and (xv) failure to attract and retain key personnel to develop and effectively manage the Company's business; and (xvi) the ability of the Company’s subsidiaries to make distributions to the Company.
Readers should carefully review Part II, Item 1A “Risk Factors” herein and the Company's Annual Report on Form 10-K, including Part I, Item 1A “Risk Factors” therein, Quarterly Report on Form 10-Q, including Item 1A therein and other documents we file from time to time with the Securities and Exchange Commission (SEC) and other securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K. Any one of these factors, and other factors that we are unaware of, or currently deem immaterial, may cause our actual results to differ materially from recent results or from our anticipated future results. Readers are cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.
All dollar and percentage comparisons made herein refer to the three months ended September 30, 2022 compared with the three months ended September 30, 2021, unless otherwise noted.
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.
EXECUTIVE OVERVIEW
At OpenText, we believe information and knowledge make business and people better. We are an Information Management company that provides software and services that empower digital businesses of all sizes to become more intelligent, connected and responsible. Our innovations maximize the strategic benefits of data and content for our customers, strengthening their productivity, growth and competitive advantage.
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
As of September 30, 2022, we employed a total of approximately 14,500 individuals, of which 6,900 or 48% are in the Americas, 2,720 or 19% are in EMEA and 4,880 or 34% are in Asia Pacific. Currently, we have employees in 35 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. Please see “Results of Operations” below for our definitions of geographic regions.
Quarterly Summary:
During the first quarter of Fiscal 2022 we saw the following activity:
•Total revenue was $852.0 million, up 2.4% compared to the same period in the prior fiscal year; up 7.1% after factoring in the unfavorable impact of $39.7 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $722.0 million, up 4.4% compared to the same period in the prior fiscal year; up 8.9% after factoring in the unfavorable impact of $31.6 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $404.7 million, up 13.5% compared to the same period in the prior fiscal year; up 16.9% after factoring in the unfavorable impact of $12.1 million of foreign exchange rate changes.
•GAAP-based gross margin was 69.7% compared to 69.0% in the same period in the prior fiscal year.

•Non-GAAP-based gross margin was 75.2% compared to 75.7% in the same period in the prior fiscal year.
•GAAP-based net income (loss) attributable to OpenText was $(116.9) million compared to $131.9 million in the same period in the prior fiscal year, primarily due to $181.5 million unrealized losses on derivatives not designated as hedges.
•Non-GAAP-based net income attributable to OpenText was $206.8 million compared to $227.8 million in the same period in the prior fiscal year.
•GAAP-based earnings (loss) per share (EPS), diluted, was $(0.43) compared to $0.48 in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $0.77 compared to $0.83 in the same period in the prior fiscal year.
•Adjusted EBITDA was $304.0 million compared to $323.4 million in the same period in the prior fiscal year.
•Operating cash flow was $132.0 million compared to $189.7 million in the same period in the prior fiscal year, down 30.4%.
•Cash and cash equivalents were $1,704.4 million as of September 30, 2022, compared to $1,693.7 million as of June 30, 2022.
•Enterprise cloud bookings were $111.7 million, an increase of approximately 37% over the same period in the prior fiscal year. We define Enterprise cloud bookings as the total value from cloud services and subscription contracts entered into in the period that is new, committed and incremental to our existing contracts, excluding the impact of Carbonite and Zix.
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
Proposed Acquisition of Micro Focus
On August 25, 2022, we announced an agreement on the terms of an all-cash offer (through our wholly-owned subsidiary), to acquire the entire issued and to be issued share capital of Micro Focus, at a price of 532 pence per share, for a total purchase price of approximately $6.0 billion, inclusive of Micro Focus’ cash and debt. The all-cash consideration for the Micro Focus Acquisition is expected to be funded by new debt, cash on hand and a draw on our Revolver. Concurrent with the announcement of the Micro Focus Acquisition, the Company entered into the Acquisition Term Loan and Bridge Loan (see Note 11 “Long-Term Debt”) as well as certain derivative transactions (see Note 17 “Derivative Instruments and Hedging Activities”). These derivative transactions were marked-to-market during the three months ended September 30, 2022, with the resulting unrealized gains (losses) on these derivatives recognized in Other Income (Expense) within our Condensed Consolidated Statements of Income. On October 18, 2022 the shareholders of Micro Focus approved the all-cash offer. The Micro Focus Acquisition is expected to close in the first quarter of calendar 2023, subject to the satisfaction (or, where applicable, waiver) of certain conditions. Micro Focus’s leadership positions in key complementary markets will expand OpenText’s strategic presence in high value segments. See Note 1 “Basis of Presentation” to our Condensed Consolidated Financial Statements for more details, and see Part II, Item 1A, “Risk Factors” included within this Quarterly Report on Form 10-Q.
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

Impacts of COVID-19
We continue to closely monitor the potential effects and impact of the spread of COVID-19 on our operations, businesses and financial performance, including liquidity and capital usage. We have conducted business with modifications to employee travel and work locations and also virtualization of certain events, along with modified interactions with customers and suppliers, among other modifications. In addition, we have implemented a Flex-Office program in which a majority of our employees work a portion of their time in the office and a portion remotely. We will continue to actively monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, and may take further actions that alter our business operations as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers and shareholders.
The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control. For more information, please see Part II, Item 1A “Risk Factors” included elsewhere within this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.
Impacts of Russia-Ukraine Conflict
We have ceased all direct business in Russia and Belarus and with known Russian-owned companies. To support certain of our cloud customers headquartered in the United States or allied countries that rely on our network to manage their global business (including their business in Russia), we have nonetheless allowed these customers to continue to use our services to the extent that it can be done in strict compliance with all applicable sanctions and export controls. However, we may adjust our business practices as required by applicable rules and regulations. While we do not expect our decision to cease all direct business in Russia and Belarus and with known Russian-owned companies to have a material adverse effect on our overall business, results of operations or financial condition, it is not possible to predict the broader consequences of this conflict, including adverse effects on the global economy, on our business and operations as well as those of our customers, partners and third party service providers. For more information, please see Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for Fiscal 2022.
Outlook for Remainder of Fiscal 2023
As an organization, we are committed to “Total Growth,” meaning we strive towards delivering value through organic initiatives, innovations and acquisitions, as well as financial performance. With an emphasis on increasing recurring revenues and expanding our margins, we believe our Total Growth strategy will ultimately drive overall cash flow generation, thus helping to fuel our disciplined capital allocation approach and further our ability to deepen our account coverage and identify and execute strategic acquisitions. With strategic acquisitions, we are well positioned to expand our product portfolio and improve our ability to innovate and grow organically, which will help us to meet our long-term growth targets. We believe our Total Growth strategy is a durable model that will create both near and long-term shareholder value through organic and acquired growth, capital efficiency and profitability.
We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our installed customer base and new customers, which includes Global 10,000 companies (G10K), SMB and consumers. The G10K are the world's largest companies, ranked by estimated total revenues, as well as the world's largest governments and organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. On a fiscal year-to-date basis, we have invested $110.2 million or 12.9% of revenue in R&D expense, in line with our target to spend 12% to 14% of revenues for R&D expense this fiscal year.
Looking ahead, the destination for innovation is hybrid-cloud. Businesses of all sizes rely on a combination of public and private clouds, managed services and off-cloud solutions. As a result, we are committed to continue to modernize our technology infrastructure and leverage our existing investments in the OpenText Cloud and programs to help customers off-cloud. The combination of OpenText cloud-native applications and managed services, together with the scalability and performance of our partner public cloud providers, offer more secure, reliable and compliant solutions to customers wanting to deploy cloud-based Information Management applications. The OpenText Cloud is designed to build additional flexibility and scalability for our customers: becoming cloud-native, connecting anything, and extending capabilities quickly with multi-tenant SaaS applications and services.
We anticipate that we will complete the Micro Focus Acquisition in the first quarter of calendar year 2023, subject to the satisfaction (or, where applicable, waiver) of certain conditions. The Micro Focus Acquisition will substantially expand our scope and size by adding substantial assets and operations to our existing business. We have incurred and will continue to incur, transaction costs in connection with the Micro Focus Acquisition, including payment of certain fees and expenses to obtain financing for the Micro Focus Acquisition. Concurrent with the announcement of the Micro Focus Acquisition, the Company entered into the Acquisition Term Loan and Bridge Loan (see Note 11 “Long-Term Debt”) as well as certain derivative transactions (see Note 17 “Derivative Instruments and Hedging Activities”). We intend to reduce the commitments or borrowings under the Bridge Loan by accessing the debt capital markets directly or through certain affiliates prior to or following the closing of the Micro Focus Acquisition, but no assurance can be given that the Company will be able to do so. Derivative transactions that were entered into were marked-to-market during the three months ended September 30, 2022, with the resulting unrealized gains (losses) on these derivatives recognized in Other Income (Expense) within our Condensed Consolidated Statements of Income (see Note 22 “Other Income (Expense), Net”). We anticipate mark-to-market valuation adjustments to continue, based on market fluctuations, and will be recognized in Other Income (Expense) up to the completion of the Micro Focus Acquisition. For the tax impact of the mark-to-market valuation adjustment (see Note 15 “Income Taxes”). We anticipate we will also incur additional integration costs following the close of the Micro Focus Acquisition. See also Part II, Item 1A, “Risk Factors” included within this Quarterly Report on Form 10-Q.
We will continue to closely monitor the potential impacts of COVID-19, inflation with respect to wages, services and goods, concerns regarding any potential recession, rising interest rates, financial market volatility, and the Russia-Ukraine conflict on our business. We do not expect our decision to cease all direct business in Russia and Belarus and with known Russian-owned companies to have a material adverse effect on our overall business, results of operations or financial condition. See Part II, Item 1A, “Risk Factors” included within this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.
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
(i)Revenue recognition,
(ii)Goodwill,
(iii)Acquired intangibles, and
(iv)Income taxes.
For a full discussion of all our accounting policies, please see Note 2 “Accounting Policies and Recent Accounting Pronouncements” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2022.
RESULTS OF OPERATIONS
The following tables provide a detailed analysis of our results of operations and financial condition. For each of the periods indicated below, we present our revenues by product type, revenues by major geography, cost of revenues by product type, total gross margin, total operating margin, gross margin by product type, and their corresponding percentage of total revenue.
In addition, we provide Non-GAAP measures for the periods discussed to provide additional information to investors that we believe will be useful as this presentation aligns with how our management assesses our Company's performance. See “Use of Non-GAAP Financial Measures” below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

Summary of Results of Operations

	Three Months Ended September 30,
(In thousands)	2022	Change increase (decrease)	2021
Total Revenues by Product Type:
Cloud services and subscriptions	$404,651	$48,062	$356,589
Customer support	317,351	(17,886)	335,237
License	62,548	(10,981)	73,529
Professional service and other	67,486	533	66,953
Total revenues	852,036	19,728	832,308
Total Cost of Revenues	258,348	225	258,123
Total GAAP-based Gross Profit	593,688	19,503	574,185
Total GAAP-based Gross Margin %	69.7%		69.0%
Total GAAP-based Operating Expenses	447,335	55,839	391,496
Total GAAP-based Income from Operations	$146,353	$(36,336)	$182,689

% Revenues by Product Type:
Cloud services and subscriptions	47.5%		42.8%
Customer support	37.2%		40.3%
License	7.3%		8.8%
Professional service and other	8.0%		8.1%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$131,799	$12,020	$119,779
Customer support	27,354	(2,129)	29,483
License	2,758	(1,211)	3,969
Professional service and other	53,800	2,075	51,725
Amortization of acquired technology-based intangible assets	42,637	(10,530)	53,167
Total cost of revenues	$258,348	$225	$258,123

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	67.4%		66.4%
Customer support	91.4%		91.2%
License	95.6%		94.6%
Professional service and other	20.3%		22.7%

Total Revenues by Geography: (1)
Americas (2)	$557,788	$38,096	$519,692
EMEA (3)	228,353	(16,244)	244,597
Asia Pacific (4)	65,895	(2,124)	68,019
Total revenues	$852,036	$19,728	$832,308
% Revenues by Geography:
Americas (2)	65.5%		62.4%
EMEA (3)	26.8%		29.4%
Asia Pacific (4)	7.7%		8.2%

Other Metrics:
GAAP-based gross margin	69.7%		69.0%
Non-GAAP-based gross margin (5)	75.2%		75.7%
Net income (loss), attributable to OpenText	$(116,929)		$131,915
GAAP-based EPS (loss), diluted	$(0.43)		$0.48
Non-GAAP-based EPS, diluted (5)	$0.77		$0.83
Adjusted EBITDA (5)	$304,047		$323,353
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
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced B2B integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as platform as a service (PaaS), SaaS, cloud subscriptions and managed services. For the quarter ended September 30, 2022, our cloud renewal rate, excluding the impact of Carbonite Inc. (Carbonite) and Zix, increased to 94% from 93% over the quarter ended September 30, 2021.
Cost of Cloud services and subscriptions revenues is comprised primarily of third-party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs and some third party royalty costs.

	Three Months Ended September 30,
(In thousands)	2022	Change increase (decrease)	2021
Cloud Services and Subscriptions:
Americas	$308,347	$40,254	$268,093
EMEA	71,502	8,816	62,686
Asia Pacific	24,802	(1,008)	25,810
Total Cloud Services and Subscriptions Revenues	404,651	48,062	356,589
Cost of Cloud Services and Subscriptions Revenues	131,799	12,020	119,779
GAAP-based Cloud Services and Subscriptions Gross Profit	$272,852	$36,042	$236,810
GAAP-based Cloud Services and Subscriptions Gross Margin %	67.4%		66.4%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	76.2%		75.2%
EMEA	17.7%		17.6%
Asia Pacific	6.1%		7.2%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Cloud services and subscriptions revenues increased by $48.1 million or 13.5% during the three months ended September 30, 2022 as compared to the same period in the prior fiscal year; up 16.9% after factoring in the unfavorable impact of $12.1 million of foreign exchange rate changes. The increase was primarily driven by incremental Cloud services and subscriptions revenues from acquisitions over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $40.3 million and an increase in EMEA of $8.8 million, partially offset by a decrease in Asia Pacific of $1.0 million.
There were 18 cloud services contracts greater than $1.0 million that closed during the first quarter of Fiscal 2023, compared to 16 contracts during the first quarter of Fiscal 2022.
Cost of Cloud services and subscriptions revenues increased by $12.0 million during the three months ended September 30, 2022 as compared to the same period in the prior fiscal year. This was primarily due to an increase in third-party network usage fees of $8.1 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 67% from 66%.
2)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the quarter ended September 30, 2022, our Customer support renewal rate increased to 95%, compared to 94% for the quarter ended September 30, 2021.

Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended September 30,
(In thousands)	2022	Change increase (decrease)	2021
Customer Support Revenues:
Americas	$183,472	$(992)	$184,464
EMEA	107,889	(13,934)	121,823
Asia Pacific	25,990	(2,960)	28,950
Total Customer Support Revenues	317,351	(17,886)	335,237
Cost of Customer Support Revenues	27,354	(2,129)	29,483
GAAP-based Customer Support Gross Profit	$289,997	$(15,757)	$305,754
GAAP-based Customer Support Gross Margin %	91.4%		91.2%

% Customer Support Revenues by Geography:
Americas	57.8%		55.0%
EMEA	34.0%		36.3%
Asia Pacific	8.2%		8.7%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Customer support revenues decreased by $17.9 million or 5.3% during the three months ended September 30, 2022 as compared to the same period in the prior fiscal year; up 0.5% after factoring in the unfavorable impact of $19.5 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in EMEA of $13.9 million, a decrease in Americas of $1.0 million and a decrease in Asia Pacific of $3.0 million.
Cost of Customer support revenues decreased by $2.1 million during the three months ended September 30, 2022 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $2.3 million. Overall, the gross margin percentage on Customer support revenues remained stable at 91%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Three Months Ended September 30,
(In thousands)	2022	Change increase (decrease)	2021
License Revenues:
Americas	$31,596	$(5,197)	$36,793
EMEA	24,094	(6,753)	30,847
Asia Pacific	6,858	969	5,889
Total License Revenues	62,548	(10,981)	73,529
Cost of License Revenues	2,758	(1,211)	3,969
GAAP-based License Gross Profit	$59,790	$(9,770)	$69,560
GAAP-based License Gross Margin %	95.6%		94.6%

% License Revenues by Geography:
Americas	50.5%		50.0%
EMEA	38.5%		42.0%
Asia Pacific	11.0%		8.0%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
License revenues decreased by $11.0 million or 14.9% during the three months ended September 30, 2022 as compared to the same period in the prior fiscal year; down 9.7% after factoring in the unfavorable impact of $3.8 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $5.2 million and a decrease in EMEA of $6.8 million, partially offset by an increase in Asia Pacific of $1.0 million.
During the first quarter of Fiscal 2023, we closed 22 license contracts greater than $0.5 million, of which 9 contracts were greater than $1.0 million, contributing $22.6 million of License revenues. This was compared to 17 license contracts greater than $0.5 million during the first quarter of Fiscal 2022, of which 9 contracts were greater than $1.0 million, contributing $20.9 million of License revenues.
Cost of License revenues decreased by $1.2 million during the three months ended September 30, 2022 as compared to the same period in the prior fiscal year as a result of lower third-party technology costs. Overall, the gross margin percentage on License revenues increased to 96% from 95%.
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

	Three Months Ended September 30,
(In thousands)	2022	Change increase (decrease)	2021
Professional Service and Other Revenues:
Americas	$34,373	$4,031	$30,342
EMEA	24,868	(4,373)	29,241
Asia Pacific	8,245	875	7,370
Total Professional Service and Other Revenues	67,486	533	66,953
Cost of Professional Service and Other Revenues	53,800	2,075	51,725
GAAP-based Professional Service and Other Gross Profit	$13,686	$(1,542)	$15,228
GAAP-based Professional Service and Other Gross Margin %	20.3%		22.7%

% Professional Service and Other Revenues by Geography:
Americas	50.9%		45.3%
EMEA	36.8%		43.7%
Asia Pacific	12.3%		11.0%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Professional service and other revenues increased by $0.5 million or 0.8% during the three months ended September 30, 2022 as compared to the same period in the prior fiscal year; up 7.2% after factoring in the unfavorable impact of $4.3 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $4.0 million and an increase in Asia Pacific of $0.9 million, offset by a decrease in EMEA of $4.4 million.
Cost of Professional service and other revenues increased by $2.1 million during the three months ended September 30, 2022 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $1.3 million. Overall, the gross margin percentage on Professional service and other revenues decreased to 20% from 23%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended September 30,
(In thousands)	2022	Change increase (decrease)	2021
Amortization of acquired technology-based intangible assets	$42,637	$(10,530)	$53,167
Amortization of acquired technology-based intangible assets decreased during the three months ended September 30, 2022 by $10.5 million as compared to the same period in the prior fiscal year. This was primarily due to certain intangible assets from previous acquisitions becoming fully amortized.

Operating Expenses

	Three Months Ended September 30,
(In thousands)	2022	Change increase (decrease)	2021
Research and development	$110,198	$10,033	$100,165
Sales and marketing	167,170	20,930	146,240
General and administrative	78,074	6,597	71,477
Depreciation	23,174	1,788	21,386
Amortization of acquired customer-based intangible assets	54,438	2,554	51,884
Special charges (recoveries)	14,281	13,937	344
Total operating expenses	$447,335	$55,839	$391,496

% of Total Revenues:
Research and development	12.9%		12.0%
Sales and marketing	19.6%		17.6%
General and administrative	9.2%		8.6%
Depreciation	2.7%		2.6%
Amortization of acquired customer-based intangible assets	6.4%		6.2%
Special charges (recoveries)	1.7%		—%
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

Change between Three Months Ended September 30, 2022 and 2021
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$2,698
Contract labour and consulting	928
Share-based compensation	3,920
Travel and communication	274
Facilities	1,603
Other miscellaneous	610
Total change in research and development expenses	$10,033
Research and development expenses increased by $10.0 million during the three months ended September 30, 2022 as compared to the same period in the prior fiscal year, primarily as a result of recent acquisitions. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $2.7 million, share-based compensation expense increased by $3.9 million and facility-related expenses increased by $1.6 million. Overall, our research and development expenses, as a percentage of total revenues, increased to 13% compared to the same period in the prior fiscal year at 12%.
Our research and development labour resources increased by 111 employees, from 4,182 employees at September 30, 2021 to 4,293 employees at September 30, 2022.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

Change between Three Months Ended September 30, 2022 and 2021
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$5,225
Commissions	4,445
Contract labour and consulting	40
Share-based compensation	2,249
Travel and communication	1,658
Marketing expenses	2,597
Facilities	1,000
Credit loss expense (recovery)	1,783
Other miscellaneous	1,933
Total change in sales and marketing expenses	$20,930
Sales and marketing expenses increased by $20.9 million during the three months ended September 30, 2022 as compared to the same period in the prior fiscal year, partially as a result of recent acquisitions. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $5.2 million, commissions increased by $4.4 million, marketing expenses increased by $2.6 million, share-based compensation expense increased by $2.2 million, other miscellaneous costs increased by $1.9 million, credit loss expense increased by $1.8 million and travel and communication expenses increased by $1.7 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 20% compared to the same period in the prior fiscal year at 18%.
Our sales and marketing labour resources increased by 100 employees, from 2,556 employees at September 30, 2021 to 2,656 employees at September 30, 2022.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

Change between Three Months Ended September 30, 2022 and 2021
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$2,048
Contract labour and consulting	140
Share-based compensation	1,329
Travel and communication	954
Facilities	798
Other miscellaneous	1,328
Total change in general and administrative expenses	$6,597
General and administrative expenses increased by $6.6 million during the three months ended September 30, 2022 as compared to the same period in the prior fiscal year, partially as a result of recent acquisitions. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $2.0 million. Additionally, share-based compensation expense increased by $1.3 million, other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses increased by $1.3 million, travel and communication expenses increased by $1.0 million and facility-related expenses increased by $0.8 million. Overall, general and administrative expenses, as a percentage of total revenues, remained stable at 9%.
Our general and administrative labour resources decreased by 48 employees, from 1,912 employees at September 30, 2021 to 1,864 employees at September 30, 2022.

Depreciation expenses:

	Three Months Ended September 30,
(In thousands)	2022	Change increase (decrease)	2021
Depreciation	$23,174	$1,788	$21,386
Depreciation expenses increased during the three months ended September 30, 2022 by $1.8 million compared to the same periods in the prior fiscal year. Depreciation expenses as a percentage of total revenue remained stable for the three months ended September 30, 2022 at 3% compared to the same periods in the prior fiscal year.
Amortization of acquired customer-based intangible assets:

	Three Months Ended September 30,
(In thousands)	2022	Change increase (decrease)	2021
Amortization of acquired customer-based intangible assets	$54,438	$2,554	$51,884
Amortization of acquired customer-based intangible assets increased during the three months ended September 30, 2022 by $2.6 million as compared to the same period in the prior fiscal year. This was primarily related to amortization of newly acquired customer-based intangible assets from recent acquisitions over the prior fiscal year.
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

	Three Months Ended September 30,
(In thousands)	2022	Change increase (decrease)	2021
Special charges (recoveries)	$14,281	$13,937	$344
Special charges (recoveries) increased by $13.9 million during the three months ended September 30, 2022 over the comparative period. Restructuring activities increased by $6.1 million during the three months ended September 30, 2022 primarily related to the Fiscal 2022 Restructuring Plan. Additionally, acquisition related costs increased by $3.9 million, primarily due to the Micro Focus Acquisition and other miscellaneous charges increased by $3.8 million, primarily driven by pre-acquisition equity incentives of Zix, which upon acquisition were replaced by equivalent value cash settlements (see Note 19 “Acquisitions” to our Condensed Consolidated Financial Statements) compared to the same period in the prior fiscal year.
For more details on Special charges (recoveries), see Note 18 “Special Charges (Recoveries)” to our Condensed Consolidated Financial Statements.
Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended September 30,
(In thousands)	2022	Change increase (decrease)	2021
Foreign exchange gains (losses)	$(1,361)	$(1,712)	$351
Unrealized losses on derivatives not designated as hedges (1)	(181,461)	$(181,461)	—
OpenText share in net income (loss) of equity investees (2)	(6,534)	(35,849)	29,315
Other miscellaneous income (expense)	125	9	116
Total other income (expense), net	$(189,231)	$(219,013)	$29,782
__________________________
(1)Represents the unrealized losses on our derivatives not designated as hedges related to the proposed Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities” for more details).
(2)Represents our share in net income (loss) of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see Note 9 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended September 30,
(In thousands)	2022	Change increase (decrease)	2021
Interest expense related to total outstanding debt (1)	$43,168	$7,604	$35,564
Interest income	(5,431)	(4,593)	(838)
Other miscellaneous expense	2,645	316	2,329
Total interest and other related expense, net	$40,382	$3,327	$37,055
__________________________
(1)For more details see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Provision for Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended September 30,
(In thousands)	2022	Change increase (decrease)	2021
Provision for income taxes	$33,625	$(9,825)	$43,450
The Company’s effective tax rate for the three months ended September 30, 2022 was (40.4)%, compared to a provision of 24.8% for the three months ended September 30, 2021. The Company’s effective tax rate for the three months ended September 30, 2022 differs from the Canadian statutory rate of 26.5% primarily due to the pre-tax loss created by the mark-to-market valuation on the derivatives not designated as hedges that the Company entered into in connection with the proposed Micro Focus Acquisition, and the inability to recognize a majority of the mark-to-market losses for tax purposes (see Note 17 “Derivative Instruments and Hedging Activities”). The mark-to-market losses are considered capital losses for tax purposes and require capital income to be recognized. Therefore we recorded a valuation allowance on the portion of the losses that are not supportable by capital gains. Other items impacting the rate include provision to return adjustments, a net increase in uncertain tax positions, and permanent items such as disallowed stock-based compensation and foreign passive income inclusion, partially offset by research and development credits. The Company’s effective tax rate for the three months ended September 30, 2021 differs from the Canadian statutory rate primarily due to research and development credits, partially offset by the US Base Erosion and Anti-Abuse Tax (US BEAT).
Additionally, the provision from the Tax Cuts and Jobs Act of 2017 that requires capitalization and amortization of research and development costs is effective starting Fiscal 2023. If not deferred, modified or repealed, this provision may materially increase future cash taxes.
The Inflation Reduction Act and CHIPS and Science Act were signed into law in August 2022. The Inflation Reduction Act introduced new provisions, including a 15% corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period. The corporate minimum tax will be effective for Fiscal 2024. We are currently evaluating the applicability and the effect of the new law to our financial results.
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
Non-GAAP-based net income and Non-GAAP-based EPS, attributable to OpenText, are consistently calculated as GAAP-based net income or earnings (loss) per share, attributable to OpenText, on a diluted basis, excluding the effects of the amortization of acquired intangible assets, other income (expense), share-based compensation, and special charges (recoveries), all net of tax and any tax benefits/expense items unrelated to current period income, as further described in the tables below. Non-GAAP-based gross profit is the arithmetical sum of GAAP-based gross profit and the amortization of acquired technology-based intangible assets and share-based compensation within cost of sales. Non-GAAP-based gross margin is calculated as Non-GAAP-based gross profit expressed as a percentage of total revenue. Non-GAAP-based income from operations is calculated as GAAP-based income from operations, excluding the amortization of acquired intangible assets, special charges (recoveries), and share-based compensation expense.
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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2022
(In thousands, except for per share data)

	Three Months Ended September 30, 2022
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$131,799		$(2,033)	(1)	$129,766
Customer support	27,354		(567)	(1)	26,787
Professional service and other	53,800		(1,525)	(1)	52,275
Amortization of acquired technology-based intangible assets	42,637		(42,637)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	593,688	69.7%	46,762	(3)	640,450	75.2%
Operating expenses
Research and development	110,198		(6,854)	(1)	103,344
Sales and marketing	167,170		(6,859)	(1)	160,311
General and administrative	78,074		(5,370)	(1)	72,704
Amortization of acquired customer-based intangible assets	54,438		(54,438)	(2)	—
Special charges (recoveries)	14,281		(14,281)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	146,353		134,564	(5)	280,917
Other income (expense), net	(189,231)		189,231	(6)	—
Provision for income taxes	33,625		50	(7)	33,675
GAAP-based net income (loss) / Non-GAAP-based net income, attributable to OpenText	(116,929)		323,745	(8)	206,816
GAAP-based earnings (loss) per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$(0.43)		$1.20	(8)	$0.77
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
(6)Adjustment relates to the exclusion of other income (expense) from our Non-GAAP-based operating expenses as other income (expense) generally relates to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results. Other income (expense) also includes our share of income (losses) from our holdings in investments as a limited partner. We do not actively trade equity securities in these privately held companies nor do we plan our ongoing operations based around any anticipated fundings or distributions from these investments. We exclude gains and losses on these investments as we do not believe they are reflective of our ongoing business and operating results. Other income (expense) also includes unrealized gains (losses) on our derivatives which are not designated as hedges, that are related to the financing of the Micro Focus Acquisition. We exclude gains and losses on these derivatives as we do not believe they are reflective on our ongoing business and operating results.
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately (40)% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income (loss) to Non-GAAP-based net income:

	Three Months Ended September 30, 2022
		Per share diluted
GAAP-based net income (loss), attributable to OpenText	$(116,929)	$(0.43)
Add:
Amortization	97,075	0.36
Share-based compensation	23,208	0.09
Special charges (recoveries)	14,281	0.05
Other (income) expense, net	189,231	0.70
GAAP-based provision for income taxes	33,625	0.12
Non-GAAP-based provision for income taxes	(33,675)	(0.12)
Non-GAAP-based net income, attributable to OpenText	$206,816	$0.77
Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2022
GAAP-based net income (loss), attributable to OpenText	$(116,929)
Add:
Provision for income taxes	33,625
Interest and other related expense, net	40,382
Amortization of acquired technology-based intangible assets	42,637
Amortization of acquired customer-based intangible assets	54,438
Depreciation	23,174
Share-based compensation	23,208
Special charges (recoveries)	14,281
Other (income) expense, net	189,231
Adjusted EBITDA	$304,047

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2021
(In thousands, except for per share data)

	Three Months Ended September 30, 2021
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$119,779		$(907)	(1)	$118,872
Customer support	29,483		(721)	(1)	28,762
Professional service and other	51,725		(721)	(1)	51,004
Amortization of acquired technology-based intangible assets	53,167		(53,167)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	574,185	69.0%	55,516	(3)	629,701	75.7%
Operating expenses
Research and development	100,165		(2,934)	(1)	97,231
Sales and marketing	146,240		(4,610)	(1)	141,630
General and administrative	71,477		(4,041)	(1)	67,436
Amortization of acquired customer-based intangible assets	51,884		(51,884)	(2)	—
Special charges (recoveries)	344		(344)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	182,689		119,329	(5)	302,018
Other income (expense), net	29,782		(29,782)	(6)	—
Provision for income taxes	43,450		(6,355)	(7)	37,095
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	131,915		95,902	(8)	227,817
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.48		$0.35	(8)	$0.83
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 25% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2021
		Per share diluted
GAAP-based net income, attributable to OpenText	$131,915	$0.48
Add:
Amortization	105,051	0.38
Share-based compensation	13,934	0.05
Special charges (recoveries)	344	—
Other (income) expense, net	(29,782)	(0.11)
GAAP-based provision for income taxes	43,450	0.17
Non-GAAP-based provision for income taxes	(37,095)	(0.14)
Non-GAAP-based net income, attributable to OpenText	$227,817	$0.83
Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2021
GAAP-based net income, attributable to OpenText	$131,915
Add:
Provision for income taxes	43,450
Interest and other related expense, net	37,055
Amortization of acquired technology-based intangible assets	53,167
Amortization of acquired customer-based intangible assets	51,884
Depreciation	21,386
Share-based compensation	13,934
Special charges (recoveries)	344
Other (income) expense, net	(29,782)
Adjusted EBITDA	$323,353

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of September 30, 2022	Change increase (decrease)	As of June 30, 2022
Cash and cash equivalents	$1,704,385	$10,644	$1,693,741
Restricted cash (1)	1,898	(272)	2,170
Total cash, cash equivalents and restricted cash	$1,706,283	$10,372	$1,695,911
__________________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (see Note 9 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).

	Three Months Ended September 30,
(In thousands)	2022	Change	2021
Cash provided by operating activities	$131,959	$(57,710)	$189,669
Cash used in investing activities	$(36,324)	$(9,908)	$(26,416)
Cash used in financing activities	$(57,161)	$(31,107)	$(26,054)
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
As of September 30, 2022, we have recognized a provision of $20.7 million (June 30, 2022—$19.9 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities decreased by $57.7 million, due to a decrease in net income after the impact of non-cash items of $60.8 million, and an increase in changes from working capital of $3.2 million.
During the first quarter of Fiscal 2023 our days sales outstanding (DSO) of 40 days remained stable compared to our DSO during the first quarter of Fiscal 2022. The per day impact of our DSO in the first quarter of Fiscal 2023 and Fiscal 2022 on our cash flows was $9.5 million and $9.2 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $9.9 million, primarily due to an increase in purchases of property and equipment of $9.6 million.
Cash flows used in financing activities
Our cash flows from financing activities generally consist of long-term debt financing and amounts received from stock options exercised by our employees and Employee Stock Purchase Plan (ESPP) purchases by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or repurchases of our Common Shares.

Cash flows used in financing activities increased by $31.1 million. This is primarily due to higher cash dividends paid to shareholders by $4.8 million and lower proceeds from the issuance of Common Shares on the exercise of options and the ESPP by $26.7 million.
During the three months ended September 30, 2022, we declared and paid cash dividends of $0.24299 per Common Share in the aggregate amount of $64.7 million (three months ended September 30, 2021—$0.2209 per Common Share in the aggregate amount of $59.9 million).
Future declarations of dividends and the establishment of future record and payment dates are subject to final determination and discretion of the Board. See Item 5 “Dividend Policy” included within our Annual Report on Form 10-K for Fiscal 2022 for more information.
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
On December 20, 2016, we issued an additional $250 million in aggregate principal amount by reopening our Senior Notes 2026 at an issue price of 102.75%. The additional notes had identical terms, were fungible with and were a part of a single series with the previously issued $600 million aggregate principal amount of Senior Notes 2026. The outstanding aggregate principal amount of Senior Notes 2026, after taking into consideration the additional issuance, was $850 million as of December 9, 2021.
On December 9, 2021, we redeemed Senior Notes 2026 in full at a price equal to 102.9375% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. A portion of the net proceeds from the offerings of Senior Notes 2029 and Senior Notes 2031 was used to redeem Senior Notes 2026. Upon redemption, Senior Notes 2026 were cancelled, and any obligation thereunder was extinguished. The resulting loss of $27.4 million, consisting of $25.0 million relating to the early termination call premium, $6.2 million relating to unamortized debt issuance costs and $(3.8) million relating to unamortized premium, has been recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income. See Note 22 “Other Income (Expense), Net” to our Condensed Consolidated Financial Statements.
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
Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver, the Acquisition Term Loan and Bridge Loan. Term Loan B has a seven-year term, maturing in May 2025.
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the Eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of September 30, 2022, the outstanding balance on the Term Loan B bears an interest rate of 4.27%. For more information regarding the impact and discontinuance of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2022, our consolidated net leverage ratio was 2.1:1.

Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B, the Acquisition Term Loan and Bridge Loan. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. For more information regarding the impact and discontinuance of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.
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
As of September 30, 2022, we had no outstanding balance under the Revolver (June 30, 2022—nil).
Acquisition Term Loan
On August 25, 2022, we entered into a first lien term loan facility (the Acquisition Term Loan) which provides for a senior secured delayed-draw term loan facility in an aggregate principal amount of $2.585 billion. The proceeds of the Acquisition Term Loan, if drawn, will be used solely by the Company to finance the Micro Focus Acquisition (see Note 19 — “Acquisitions” for more details).
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan will bear interest at rates as specified in the Acquisition Term Loan Agreement.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.5:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan Agreement. As of September 30, 2022, our consolidated net leverage ratio was 2.1:1.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan Agreement, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver, Term Loan B and the Bridge Loan. Certain adjustments may be made to the applicable margin and other terms of the Acquisition Term Loan in limited circumstances where necessary to achieve successful syndication.
As of September 30, 2022, we had no borrowings under the Acquisition Term Loan. For the three months ended September 30, 2022, we did not record any interest expense relating to the Acquisition Term Loan (three months ended September 30, 2021—nil).
The foregoing description of the Acquisition Term Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the Acquisition Term Loan, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2022.

Bridge Loan
On August 25, 2022, we entered into a bridge loan agreement (Bridge Loan) which provides for commitments of up to $2 billion to finance a portion of the repayment of Micro Focus’ existing debt.
The Bridge Loan has a one-year term from the initial date of funding, with an extension mechanism pursuant to which such borrowings would convert into secured financing maturing five years from the initial funding date. Borrowings under the Bridge Loan would bear interest at rates as specified in the Bridge Loan Agreement, subject to a total cap.
The Bridge Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Bridge Loan Agreement, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver, Term Loan B and Acquisition Term Loan. The Company intends to reduce commitments or the borrowings under the Bridge Loan by accessing the debt capital markets directly or through certain affiliates prior to or following the closing of the Micro Focus Acquisition, but no assurance can be given that the Company will be able to do so. The Company expects that such debt to also be secured.
As of September 30, 2022, we had no borrowings under the Bridge Loan. For the three months ended September 30, 2022, we did not record any interest expense relating to the Bridge Loan (three months ended September 30, 2021—nil).
The foregoing description of the Bridge Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the Bridge Loan, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2022.
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
Share Repurchase Plan / Normal Course Issuer Bid
On November 5, 2020, the Board authorized a share repurchase plan (the Fiscal 2021 Repurchase Plan), pursuant to which we were authorized to purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2020, up to an aggregate of $350 million of our Common Shares on the NASDAQ Global Select Market, the TSX and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. The price that we were authorized to pay for Common Shares in open market transactions was the market price at the time of purchase or such other price as was permitted by applicable law or stock exchange rules.
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
On November 4, 2021, the Board authorized a share repurchase plan (the Fiscal 2022 Repurchase Plan), pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares on the NASDAQ Global Select Market, the TSX (as part of a Fiscal 2022 Normal-Course Issuer Bid (NCIB)) and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. The price that we have paid and will pay for Common Shares in open market transactions has been and will be the market price at the time of purchase or such other price as may be permitted by applicable law or stock exchange rules.
The Fiscal 2022 Repurchase Plan has been and will be effected in accordance with Rule 10b-18. Purchases made under the Fiscal 2022 Repurchase Plan are subject to a limit of 13,638,008 shares (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021). All Common Shares purchased by us pursuant to the Fiscal 2022 Repurchase Plan have been and will be cancelled.
During the three months ended September 30, 2022 and 2021, we did not repurchase and cancel any Common Shares.

Normal Course Issuer Bid
The Company established the Fiscal 2021 NCIB in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2021 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2021 NCIB, pursuant to which the Company was authorized to purchase Common Shares over the TSX for the period commencing November 12, 2020 until November 11, 2021 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that could be purchased in this period was 13,618,774 (representing 5% of the Company’s issued and outstanding Common Shares as of November 4, 2020), and the maximum number of Common Shares that could be purchased on a single day was 143,424 Common Shares, which was 25% of 573,699 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31, 2020), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18.
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
Commitments and Contractual Obligations
As of September 30, 2022, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	October 1, 2022 - June 30, 2023	July 1, 2023 - June 30, 2025	July 1, 2025 - June 30, 2027	July 1, 2027 and beyond
Long-term debt obligations (1)	$5,336,028	$134,121	$1,289,157	$263,500	$3,649,250
Operating lease obligations (2)	281,067	50,268	103,186	62,269	65,344
Purchase obligations for contracts not accounted for as lease obligations	93,168	36,137	44,352	12,679	—
	$5,710,263	$220,526	$1,436,695	$338,448	$3,714,594
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of September 30, 2022, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $70 million. As of September 30, 2022, we have provisionally paid approximately $32 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on the Condensed Consolidated Balance Sheets as of September 30, 2022.
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
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 (including any penalties) are without merit, and we are continuing to contest these reassessments. On June 30, 2022, we filed a notice of appeal with the Tax Court of Canada seeking to reverse all such reassessments (including penalties) in full.
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
The CRA has audited Fiscal 2017 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. On January 27, 2022, the CRA issued a notice of reassessment in respect of Fiscal 2017 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2024 while the matter is in dispute.
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
Interest rate risk
Our exposure to interest rate fluctuations relates primarily to our Term Loan B, Revolver, Acquisition Term Loan and Bridge Loan.
As of September 30, 2022, we had an outstanding balance of $955.0 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of September 30, 2022, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.6 million, assuming that the loan balance as of September 30, 2022 is outstanding for the entire period (June 30, 2022—$9.6 million).
As of September 30, 2022, we had no outstanding balance under the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of September 30, 2022, with no outstanding balance on the Revolver, an adverse change of one percent on the interest rate would have no effect on our annual interest payment (June 30, 2022—nil).
As of September 30, 2022, we had no borrowings under the Acquisition Term Loan. As of September 30, 2022, with no outstanding balance on the Acquisition Term Loan, an adverse change of one percent on the interest rate would have no effect on our annual interest payment (June 30, 2022—nil).
As of September 30, 2022, we had no borrowings under the Bridge Loan. As of September 30, 2022, with no outstanding balance on the Bridge Loan, an adverse change of one percent on the interest rate would have no effect on our annual interest payment (June 30, 2022—nil).
For more information regarding the impact of LIBOR and SOFR rates, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.
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
We have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the CAD foreign exchange forward contracts outstanding as of September 30, 2022, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.6 million in the mark-to-market valuation on our existing foreign exchange forward contracts (June 30, 2022—$0.5 million).
Additionally, in connection with the Micro Focus Acquisition, in August 2022, the Company entered into certain derivative transactions to meet certain foreign currency obligations related to the purchase price of the proposed Micro Focus Acquisition, mitigate the risk of foreign currency appreciation in the GBP denominated purchase price and mitigate the risk of foreign currency appreciation in the EUR denominated existing debt held by Micro Focus. The Company entered into the following derivatives: (i) three deal-contingent forward contracts, (ii) a non-contingent forward contract, and (iii) EUR/USD cross currency swaps. These instruments were entered into as economic hedges to mitigate foreign currency risks associated with the proposed Micro Focus Acquisition. The instruments do not qualify for hedge accounting at inception.
Based on the deal contingent and non-contingent forward contracts outstanding as of September 30, 2022, a one cent change in the British Pound to U.S. dollar forward exchange rate would have caused a change of $22.7 million in the mark-to-market valuation on our existing deal-contingent forward and non-contingent forward contracts (June 30, 2022—nil).
Based on the cross currency swaps outstanding as of September 30, 2022, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $0.6 million in the mark-to-market valuation on our existing cross currency swaps (June 30, 2022—nil).
Foreign currency translation risk
Our reporting currency is the U.S. dollar. Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. In particular, the amount of cash and cash equivalents that we report in U.S. dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income (loss) on our Condensed Consolidated Balance Sheets).
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of September 30, 2022 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at September 30, 2022	U.S. Dollar Equivalent at June 30, 2022
Euro	$208,912	$254,546
British Pound	48,875	44,020
Canadian Dollar	14,372	14,640
Swiss Franc	88,908	48,674
Other foreign currencies	154,470	127,060
Total cash and cash equivalents denominated in foreign currencies	515,537	488,940
U.S. Dollar	1,188,848	1,204,801
Total cash and cash equivalents	$1,704,385	$1,693,741
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $51.6 million (June 30, 2022—$48.9 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk.”
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1A. Risk Factors
You should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2022. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies.
Risks Related to the Micro Focus Acquisition
We may fail to consummate the Micro Focus Acquisition or may not consummate it on the terms described herein or in our other filings with the SEC
It is currently anticipated that we will complete the Micro Focus Acquisition in the first quarter of calendar year 2023. Completion of the Micro Focus Acquisition is subject to regulatory approvals and other customary closing conditions for the acquisition of a UK public company, and we cannot provide assurance that such regulatory approvals will be obtained or that other customary closing conditions will be satisfied in a timely manner or at all. Even if all required consents and approvals are obtained and the other customary closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. If we agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals required to consummate the Micro Focus Acquisition, these requirements, limitations, costs, divestitures or restrictions could adversely affect our ability to achieve the anticipated benefits of the Micro Focus Acquisition or result in a failure to consummate the Micro Focus Acquisition. As a result, the possible timing and likelihood of completion are uncertain and, accordingly, there can be no assurance that the Micro Focus Acquisition will be completed on the anticipated schedule or at all.
If the Micro Focus Acquisition is not consummated, we could be subject to a number of risks that may adversely affect our business, including:
•we will be required to pay costs relating to the Micro Focus Acquisition such as legal, accounting, financial advisory and printing fees, whether or not the Micro Focus Acquisition is consummated;
•time and resources committed by our management to matters relating to the Micro Focus Acquisition could otherwise have been devoted to pursuing other beneficial opportunities; and
•we would not realize the benefits we expect to realize from consummating the Micro Focus Acquisition.
The Micro Focus Acquisition is subject to the receipt of governmental and regulatory approvals that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent consummation of the Micro Focus Acquisition
Consummation of the Micro Focus Acquisition is conditioned upon the receipt of governmental approvals, including certain antitrust and foreign investment approvals. There can be no assurance that these approvals will be obtained and that the other conditions to consummating the Micro Focus Acquisition will be satisfied. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the consummation of the Micro Focus Acquisition or require changes to the terms of the Micro Focus Acquisition or agreements to be entered into in connection with the Micro Focus Acquisition. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the Micro Focus Acquisition or of imposing additional costs or limitations on us following consummation of the Micro Focus Acquisition, any of which might have an adverse effect on our business, financial condition and results of operations.
We may fail to realize the benefits expected from the Micro Focus Acquisition, which could adversely affect our business and results of operations
The anticipated benefits we expect from the Micro Focus Acquisition are, necessarily, based on projections and assumptions about our combined business with Micro Focus, which may not materialize as expected or which may prove to be inaccurate. Our business and results of operations could be adversely affected if we are unable to realize the anticipated benefits from the Micro Focus Acquisition on a timely basis or at all, including realizing the anticipated synergies from the Micro Focus Acquisition in the anticipated amounts or within the anticipated timeframes or cost expectations or at all. Achieving the benefits of the Micro Focus Acquisition will depend, in part, on our ability to integrate the business and operations of Micro Focus successfully and efficiently with our business. The challenges involved in this integration, which may be complex and time-consuming, include the following:
•successfully managing relationships with our strategic partners, combined supplier and customer base;
•coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;

•coordinating sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;
•limitations or restrictions required by regulatory authorities on the ability of Micro Focus’ and our management to conduct planning regarding the integration of the two companies;
•difficulties in integrating the systems and process of two companies with complex operations including multiple sites;
•the increased scale resulting from the Micro Focus Acquisition;
•retaining key employees;
•obligations that we will have to counterparties of Micro Focus that arise as a result of the change in control of Micro Focus; and
•the diversion of management attention from other important business objectives.
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of Micro Focus, then we may not achieve the anticipated benefits of the Micro Focus Acquisition and our revenue, expenses, operating results and financial condition could be adversely affected.
The use of cash and incurrence of substantial indebtedness in connection with the financing of the Micro Focus Acquisition may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions
If the Micro Focus Acquisition is consummated, we will have a significant amount of indebtedness outstanding. As of September 30, 2022 we have $4.3 billion of total indebtedness. In connection with the Micro Focus Acquisition, we intend to draw down on our Acquisition Term Loan, which provides approximately $2.6 billion aggregate principal amount of availability, and, if we are not able to access the debt capital markets directly or through certain affiliates prior to the closing of the Micro Focus Acquisition sufficiently to finance the Micro Focus Acquisition, the Bridge Loan, which provides for commitments of up to $2 billion. Both the Acquisition Term Loan and the Bridge Loan are secured by a first charge on substantially all of the assets of the Company and certain subsidiary guarantors on a pari passu basis with the Revolver and Term Loan B. If we are able to access the debt capital markets directly or through certain affiliates prior to or following the closing of the Micro Focus Acquisition to reduce commitments or the borrowings under the Bridge Loan, any such debt is expected to also be secured. This level of indebtedness could have important consequences to our business, including, but not limited to:
•increasing our debt service obligations, making it more difficult for us to satisfy our obligations;
•limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions and other general purposes and increasing the cost of any such borrowing;
•increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;
•expose us to fluctuations in the interest rate environment because the interest rates under Term Loan B and the Revolver are variable;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends and other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, which may place us at a competitive disadvantage compared to our competitors that have less debt;
•placing us at a competitive disadvantage as compared to certain of our competitors that are not as highly leveraged;
•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing; and
•restricting us from pursuing certain business opportunities, including other acquisitions.
For more information on our indebtedness, see Note 11 “Long-Term Debt” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As a result of the Micro Focus Acquisition, we anticipate that the scope and size of our operations and business will substantially change and will result in certain incremental risks to us. We cannot provide assurance that our expansion in scope and size will be successful
We anticipate that the Micro Focus Acquisition will substantially expand the scope and size of our business by adding substantial assets and operations to our existing business. The anticipated future growth of our business will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Our senior management’s attention may be diverted from the management of daily operations to the integration of the assets acquired in the Micro Focus Acquisition. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may also encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities and use more cash and other financial resources on integration and implementation activities than we expect. We may not be able to integrate the Micro Focus business into our existing operations on our anticipated timelines or realize the full expected economic benefits of the Micro Focus Acquisition, which may have a material adverse effect on our business, financial condition and results of operations.
In addition, the consummation of the Micro Focus Acquisition may heighten the potential adverse effects on our business, operating results or financial condition described in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022.
We have incurred significant transaction costs in connection with the Micro Focus Acquisition that could adversely affect our results of operations
Whether or not we complete the Micro Focus Acquisition, we have incurred, and will continue to incur, significant transaction costs in connection with the Micro Focus Acquisition, including payment of certain fees and expenses incurred in connection with the Micro Focus Acquisition and related transactions to obtain financing for the Micro Focus Acquisition that are expected to occur, including the entering of certain derivative transactions in connection with the Micro Focus Acquisition as further described herein. We anticipate mark-to-market valuation adjustments for the derivative transactions to continue, based on foreign currency fluctuations. For more information on our mark-to-market derivatives, see Note 17 “Derivative Instruments and Hedging Activities" and Note 22 “Other Income (Expense), Net” to our Condensed Consolidated Financial Statement and Item 2. Management's Discussion and Analysis of Financial condition and Results of Operations. Additional unanticipated costs may be incurred in the integration process. These could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid.
Furthermore, we may incur severance expenses and restructuring charges in connection with the Micro Focus Acquisition, which may adversely affect our operating results following the closing of the Micro Focus Acquisition in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid.

Item 6. Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
2.1	Rule 2.7 Announcement, dated August 25, 2022.	Company’s Form 8-K, filed August 25, 2022	Exhibit 2.1
4.1	Form of Common Share Certificate
4.2	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 15, 2022.	Company’s Form 8-K, filed September 15, 2022	Exhibit 4.1
10.1	Co-operation Agreement, dated August 25, 2022, by and between the Company, Bidco and Micro Focus International plc.	Company’s Form 8-K, filed August 25, 2022	Exhibit 10.1
10.2
Term Loan Credit Agreement, dated August 25, 2022, by and between the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent, and certain financial institution parties thereto.
		Company’s Form 8-K, filed August 25, 2022	Exhibit 10.2
10.3	Bridge Loan Agreement, dated August 25, 2022, by and between the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent, and certain financial institution parties thereto.	Company’s Form 8-K, filed August 25, 2022	Exhibit 10.3
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL taxonomy extension schema.
101.CAL	Inline XBRL taxonomy extension calculation linkbase.
101.DEF	Inline XBRL taxonomy extension definition linkbase.
101.LAB	Inline XBRL taxonomy extension label linkbase.
101.PRE	Inline XBRL taxonomy extension presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: November 3, 2022

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ HOWARD ROSEN
Howard Rosen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)