Form 10-Q
period 2022-12-31
OPEN TEXT CORP
filed 2023-02-02
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022.
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At January 27, 2023, there were 270,463,119 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I - Financial Information
Item 1. Financial Statements
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2022	June 30, 2022
ASSETS	(unaudited)
Cash and cash equivalents	$2,820,927	$1,693,741
Accounts receivable trade, net of allowance for credit losses of $17,089 as of December 31, 2022 and $16,473 as of June 30, 2022 (Note 4)	470,794	426,652
Contract assets (Note 3)	25,613	26,167
Income taxes recoverable (Note 15)	10,300	18,255
Prepaid expenses and other current assets (Note 9)	131,172	120,552
Total current assets	3,458,806	2,285,367
Property and equipment (Note 5)	250,706	244,709
Operating lease right of use assets (Note 6)	194,415	198,132
Long-term contract assets (Note 3)	18,603	19,719
Goodwill (Note 7)	5,250,136	5,244,653
Acquired intangible assets (Note 8)	883,748	1,075,208
Deferred tax assets (Note 15)	811,142	810,154
Other assets (Note 9)	303,559	256,987
Long-term income taxes recoverable (Note 15)	47,091	44,044
Total assets	$11,218,206	$10,178,973
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$459,360	$448,607
Current portion of long-term debt (Note 11)	10,000	10,000
Operating lease liabilities (Note 6)	58,299	56,380
Deferred revenues (Note 3)	879,226	902,202
Income taxes payable (Note 15)	87,549	51,069
Total current liabilities	1,494,434	1,468,258
Long-term liabilities:
Accrued liabilities (Note 10)	18,705	18,208
Pension liability (Note 12)	57,349	60,951
Long-term debt (Note 11)	5,193,158	4,209,567
Long-term operating lease liabilities (Note 6)	188,809	198,695
Long-term deferred revenues (Note 3)	84,681	91,144
Long-term income taxes payable (Note 15)	40,878	34,003
Deferred tax liabilities (Note 15)	18,808	65,887
Total long-term liabilities	5,602,388	4,678,455
Shareholders’ equity:
Share capital and additional paid-in capital (Note 13)
270,235,234 and 269,522,639 Common Shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively; authorized Common Shares: unlimited	2,092,079	2,038,674
Accumulated other comprehensive income (loss) (Note 20)	(1,028)	(7,659)
Retained earnings	2,171,236	2,160,069
Treasury stock, at cost (3,295,043 and 3,706,420 shares at December 31, 2022 and June 30, 2022, respectively)	(142,126)	(159,966)
Total OpenText shareholders' equity	4,120,161	4,031,118
Non-controlling interests	1,223	1,142
Total shareholders’ equity	4,121,384	4,032,260
Total liabilities and shareholders’ equity	$11,218,206	$10,178,973
Guarantees and contingencies (Note 14)
Related party transactions (Note 24)
Subsequent events (Note 25)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenues (Note 3):
Cloud services and subscriptions	$408,674	$364,886	$813,325	$721,475
Customer support	316,508	334,875	633,859	670,112
License	107,960	109,493	170,508	183,022
Professional service and other	64,298	67,545	131,784	134,498
Total revenues	897,440	876,799	1,749,476	1,709,107
Cost of revenues:
Cloud services and subscriptions	134,314	122,129	266,113	241,908
Customer support	28,589	29,668	55,943	59,151
License	3,863	3,741	6,621	7,710
Professional service and other	54,064	53,041	107,864	104,766
Amortization of acquired technology-based intangible assets (Note 8)	40,863	52,602	83,500	105,769
Total cost of revenues	261,693	261,181	520,041	519,304
Gross profit	635,747	615,618	1,229,435	1,189,803
Operating expenses:
Research and development	109,700	103,622	219,898	203,787
Sales and marketing	177,171	163,938	344,341	310,178
General and administrative	77,603	71,513	155,677	142,990
Depreciation	22,858	21,779	46,032	43,165
Amortization of acquired customer-based intangible assets (Note 8)	53,446	52,665	107,884	104,549
Special charges (recoveries) (Note 18)	10,306	9,217	24,587	9,561
Total operating expenses	451,084	422,734	898,419	814,230
Income from operations	184,663	192,884	331,016	375,573
Other income (expense), net (Note 22)	163,349	(25,037)	(25,882)	4,745
Interest and other related expense, net	(38,715)	(40,245)	(79,097)	(77,300)
Income before income taxes	309,297	127,602	226,037	303,018
Provision for income taxes (Note 15)	50,774	39,266	84,399	82,716
Net income for the period	$258,523	$88,336	$141,638	$220,302
Net (income) loss attributable to non-controlling interests	(37)	(38)	(81)	(89)
Net income attributable to OpenText	$258,486	$88,298	$141,557	$220,213
Earnings per share—basic attributable to OpenText (Note 23)	$0.96	$0.32	$0.52	$0.81
Earnings per share—diluted attributable to OpenText (Note 23)	$0.96	$0.32	$0.52	$0.81
Weighted average number of Common Shares outstanding—basic (in '000's)	270,189	272,112	269,997	272,078
Weighted average number of Common Shares outstanding—diluted (in '000's)	270,189	272,931	270,009	273,074

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net income for the period	$258,523	$88,336	$141,638	$220,302
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	39,419	(21,347)	3,053	(31,439)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of $347 and $37 for the three months ended December 31, 2022 and 2021, respectively; ($859) and $(354) for the six months ended December 31, 2022 and 2021, respectively	959	104	(2,381)	(982)
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of $397 and $(7) for the three months ended December 31, 2022 and 2021, respectively; $609 and $(110) for the six months ended December 31, 2022 and 2021, respectively	1,101	(18)	1,689	(305)
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of $106 and $(104) for the three months ended December 31, 2022 and 2021, respectively; $1,210 and $(336) for the six months ended December 31, 2022 and 2021, respectively	32	(1,435)	4,196	(2,484)
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $25 and $67 for the three months ended December 31, 2022 and 2021, respectively; $51 and $135 for the six months ended December 31, 2022 and 2021, respectively	37	159	74	321
Total other comprehensive income (loss) net, for the period	41,548	(22,537)	6,631	(34,889)
Total comprehensive income	300,071	65,799	148,269	185,413
Comprehensive (income) loss attributable to non-controlling interests	(37)	(38)	(81)	(89)
Total comprehensive income attributable to OpenText	$300,034	$65,761	$148,188	$185,324

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Three Months Ended December 31, 2022
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of September 30, 2022	269,881	$2,067,881	(3,586)	$(154,792)	$1,978,442	$(42,576)	$1,186	$3,850,141
Issuance of Common Shares
Under employee stock purchase plans	354	8,042	—	—	—	—	—	8,042
Share-based compensation	—	28,822	—	—	—	—	—	28,822
Issuance of treasury stock	—	(12,666)	291	12,666	—	—	—	—
Dividends declared ($0.24299 per Common Share)	—	—	—	—	(65,692)	—	—	(65,692)
Other comprehensive income (loss) - net	—	—	—	—	—	41,548	—	41,548
Net income for the period	—	—	—	—	258,486	—	37	258,523
Balance as of December 31, 2022	270,235	$2,092,079	(3,295)	$(142,126)	$2,171,236	$(1,028)	$1,223	$4,121,384

	Three Months Ended December 31, 2021
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of September 30, 2021	272,534	$1,991,719	(1,426)	$(63,477)	$2,225,363	$53,886	$1,024	$4,208,515
Issuance of Common Shares
Under employee stock option plans	56	1,966	—	—	—	—	—	1,966
Under employee stock purchase plans	226	9,421	—	—	—	—	—	9,421
Share-based compensation	—	14,409	—	—	—	—	—	14,409
Purchase of treasury stock	—	—	(400)	(19,593)	—	—	—	(19,593)
Issuance of treasury stock	—	(15,104)	350	15,104	—	—	—	—
Repurchase of Common Shares	(1,810)	(11,498)	—	—	(79,536)	—	—	(91,034)
Dividends declared ($0.2209 per Common Share)	—	—	—	—	(59,658)	—	—	(59,658)
Other comprehensive income (loss) - net	—	—	—	—	—	(22,537)	—	(22,537)
Net income for the period	—	—	—	—	88,298	—	38	88,336
Balance as of December 31, 2021	271,006	$1,990,913	(1,476)	$(67,966)	$2,174,467	$31,349	$1,062	$4,129,825

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Six Months Ended December 31, 2022
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	269,523	$2,038,674	(3,706)	$(159,966)	$2,160,069	$(7,659)	$1,142	$4,032,260
Issuance of Common Shares
Under employee stock option plans	72	1,994	—	—	—	—	—	1,994
Under employee stock purchase plans	640	17,221	—	—	—	—	—	17,221
Share-based compensation	—	52,030	—	—	—	—	—	52,030
Issuance of treasury stock	—	(17,840)	411	17,840	—	—	—	—
Dividends declared ($0.4860 per Common Share)	—	—	—	—	(130,390)	—	—	(130,390)
Other comprehensive income (loss) - net	—	—	—	—	—	6,631	—	6,631
Net income for the period	—	—	—	—	141,557	—	81	141,638
Balance as of December 31, 2022	270,235	$2,092,079	(3,295)	$(142,126)	$2,171,236	$(1,028)	$1,223	$4,121,384

	Six Months Ended December 31, 2021
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	271,541	$1,947,764	(1,568)	$(69,386)	$2,153,326	$66,238	$1,511	$4,099,453
Issuance of Common Shares
Under employee stock option plans	852	29,265	—	—	—	—	—	29,265
Under employee stock purchase plans	423	17,910	—	—	—	—	—	17,910
Share-based compensation	—	28,343	—	—	—	—	—	28,343
Purchase of treasury stock	—	—	(400)	(19,593)	—	—	—	(19,593)
Issuance of treasury stock	—	(21,013)	492	21,013	—	—	—	—
Repurchase of Common Shares	(1,810)	(11,498)	—	—	(79,536)	—	—	(91,034)
Dividends declared $0.4418 per Common Share)	—	—	—	—	(119,536)	—	—	(119,536)
Other comprehensive income (loss) - net	—	—	—	—	—	(34,889)	—	(34,889)
Distribution to non-controlling interest	—	142	—	—	—	—	(538)	(396)
Net income for the period	—	—	—	—	220,213	—	89	220,302
Balance as of December 31, 2021	271,006	$1,990,913	(1,476)	$(67,966)	$2,174,467	$31,349	$1,062	$4,129,825

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income for the period	$141,638	$220,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	237,416	253,483
Share-based compensation expense	52,030	28,343
Pension expense	3,444	3,015
Amortization of debt issuance costs	3,166	2,454
Write-off of right of use assets	3,775	—
Loss on extinguishment of debt	8,131	27,413
Loss on sale and write down of property and equipment	121	38
Deferred taxes	(46,802)	20,892
Share in net (income) loss of equity investees	6,823	(31,357)
Unrealized loss on financial instruments	9,854	—
Changes in operating assets and liabilities:
Accounts receivable	(26,597)	51,187
Contract assets	(18,454)	(18,745)
Prepaid expenses and other current assets	(3,065)	(11,221)
Income taxes	44,240	2,776
Accounts payable and accrued liabilities	8,964	(108,629)
Deferred revenue	(29,133)	(50,693)
Other assets	(60,706)	16,913
Operating lease assets and liabilities, net	(7,716)	142
Net cash provided by operating activities	327,129	406,313
Cash flows from investing activities:
Additions of property and equipment	(68,539)	(37,347)
Purchase of Zix Corporation, net of cash acquired	—	(837,573)
Purchase of Bricata Inc.	—	(17,927)
Other investing activities	(873)	(3,271)
Net cash used in investing activities	(69,412)	(896,118)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	15,773	45,688
Proceeds from long-term debt and Revolver	1,000,000	1,500,000
Repayment of long-term debt and Revolver	(5,000)	(855,000)
Debt extinguishment costs	—	(24,969)
Debt issuance costs	(11,650)	(15,347)
Repurchase of Common Shares	—	(91,034)
Purchase of treasury stock	—	(19,593)
Distribution to non-controlling interest	—	(396)
Payments of dividends to shareholders	(129,562)	(119,536)
Net cash provided by financing activities	869,561	419,813
Foreign exchange gain (loss) on cash held in foreign currencies	(271)	(25,713)
Increase (decrease) in cash, cash equivalents and restricted cash during the period	1,127,007	(95,705)
Cash, cash equivalents and restricted cash at beginning of the period	1,695,911	1,609,800
Cash, cash equivalents and restricted cash at end of the period	$2,822,918	$1,514,095

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

Reconciliation of cash, cash equivalents and restricted cash:	December 31, 2022	December 31, 2021
Cash and cash equivalents	$2,820,927	$1,511,792
Restricted cash (1)	1,991	2,303
Total cash, cash equivalents and restricted cash	$2,822,918	$1,514,095
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

Supplemental cash flow disclosures (Note 6 and Note 21)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2022
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company.” We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), which as of December 31, 2022, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
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

Acquisition of Micro Focus
On August 25, 2022, we announced an agreement on the terms of an all-cash offer (through our wholly-owned subsidiary), to acquire the entire issued and to be issued share capital of Micro Focus International PLC (Micro Focus), for a total purchase price of approximately $5.8 billion, inclusive of Micro Focus’ cash and debt, subject to final adjustments.
Concurrent with the announcement of the acquisition of Micro Focus (Micro Focus Acquisition), the Company entered into the Acquisition Term Loan and Bridge Loan (each as defined below) as well as certain derivative transactions. These derivative transactions were marked-to-market during the three and six months ended December 31, 2022, with the resulting unrealized gains (losses) on these derivatives recognized in Other Income (Expense) within our Condensed Consolidated Statements of Income. On December 1, 2022, the Company issued and sold $1.0 billion in aggregate principal amount of 6.90% Senior Secured Notes due 2027 (Senior Secured Notes 2027) and amended the Acquisition Term Loan to increase commitments to an aggregate principal amount of $3.585 billion. In connection with the issuance of the Senior Secured Notes 2027 and increase in the Acquisition Term Loan, all remaining commitments under the Bridge Loan were reduced to zero and the Bridge Loan was terminated.
On January 31, 2023, we completed the Micro Focus Acquisition and repaid Micro Focus’ outstanding indebtedness. In connection with the financing of the Micro Focus Acquisition, we drew down the entire amount of the Acquisition Term Loan, less original issuance discount and other fees, and drew down $450.0 million under the Revolver (as defined below). We used proceeds from the issuance of the Senior Secured Notes 2027 and cash on hand to fund the remaining purchase price consideration. The deal-contingent forward contracts and non-contingent forward contract, as described in Note 17 “Derivative Instruments and Hedging Activities,” entered into to hedge certain foreign currency obligations in relation to the Micro Focus Acquisition, are expected to be settled on February 9, 2023.
The following Notes include details related to the Micro Focus Acquisition: Note 9 “Prepaid Expenses and Other Assets,” Note 10 “Accounts Payable and Accrued Liabilities,” Note 11 “Long-Term Debt,” Note 16 “Fair Value Measurement,” Note 17 “Derivative Instruments and Hedging Activities,” Note 19 “Acquisitions”, Note 22 “Other Income (Expense), Net,” and Note 25 “Subsequent Events.”
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted in Fiscal 2023
During the three and six months ended December 31, 2022, there have been no new Accounting Standards Updates (ASU) or changes in accounting pronouncements that have had a material impact to our reported financial position, results of operations or cash flows.

NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Total Revenues by Geography:
Americas (1)	$583,602	$535,306	$1,141,390	$1,054,998
EMEA (2)	235,305	267,222	463,658	511,819
Asia Pacific (3)	78,533	74,271	144,428	142,290
Total revenues	$897,440	$876,799	$1,749,476	$1,709,107

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$408,674	$364,886	$813,325	$721,475
Customer support revenue	316,508	334,875	633,859	670,112
Total recurring revenues	$725,182	$699,761	$1,447,184	$1,391,587
License revenue (perpetual, term and subscriptions)	107,960	109,493	170,508	183,022
Professional service and other revenue	64,298	67,545	131,784	134,498
Total revenues	$897,440	$876,799	$1,749,476	$1,709,107

Total Revenues by Timing of Revenue Recognition:
Point in time	$107,960	$109,493	$170,508	$183,022
Over time (including professional service and other revenue)	789,480	767,306	1,578,968	1,526,085
Total revenues	$897,440	$876,799	$1,749,476	$1,709,107
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of December 31, 2022	As of June 30, 2022
Short-term contract assets	$25,613	$26,167
Long-term contract assets	$18,603	$19,719
Short-term deferred revenues	$879,226	$902,202
Long-term deferred revenues	$84,681	$91,144
The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the six months ended

December 31, 2022, we reclassified $20.2 million (six months ended December 31, 2021 — $18.3 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three and six months ended December 31, 2022 and 2021, respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to cloud services and customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the six months ended December 31, 2022 that was included in the deferred revenue balances at June 30, 2022 was $658 million (six months ended December 31, 2021—$630 million).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2022:

Capitalized costs to obtain a contract as of June 30, 2022	$82,562
New capitalized costs incurred	16,425
Amortization of capitalized costs	(15,571)
Impact of foreign exchange rate changes	123
Capitalized costs to obtain a contract as of December 31, 2022	$83,539
During the three and six months ended December 31, 2022 and 2021, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to Note 9 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2022, approximately $1.6 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 46% of this amount over the next 12 months and the remaining balance substantially over the next three years thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.
NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following illustrates the activity in our allowance for credit losses on accounts receivable, since June 30, 2022:

Balance as of June 30, 2022	$16,473
Credit loss expense (recovery)	940
Write-off / adjustments	(324)
Balance as of December 31, 2022	$17,089
Included in accounts receivable are unbilled receivables in the amount of $61.4 million as of December 31, 2022 (June 30, 2022—$47.9 million).
As of December 31, 2022, we have an allowance for credit losses of $0.5 million for contract assets (June 30, 2022—$0.7 million). For additional information on contract assets please see Note 3 “Revenues.”

NOTE 5—PROPERTY AND EQUIPMENT

	As of December 31, 2022
	Cost	Accumulated Depreciation	Net
Computer hardware	$359,023	$(245,561)	$113,462
Computer software	151,632	(124,639)	26,993
Capitalized software development costs	159,449	(109,366)	50,083
Leasehold improvements	104,256	(88,624)	15,632
Land and buildings	48,993	(17,222)	31,771
Furniture, equipment and other	52,482	(39,717)	12,765
Total	$875,835	$(625,129)	$250,706

	As of June 30, 2022
	Cost	Accumulated Depreciation	Net
Computer hardware	$332,462	$(226,341)	$106,121
Computer software	142,094	(117,026)	25,068
Capitalized software development costs	149,053	(101,874)	47,179
Leasehold improvements	107,739	(86,514)	21,225
Land and buildings	49,011	(16,633)	32,378
Furniture, equipment and other	52,381	$(39,643)	12,738
Total	$832,740	$(588,031)	$244,709
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
Lease Costs and Other Information
The following illustrates the various components of operating lease costs for the period indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Operating lease cost	$13,991	$15,572	$28,302	$30,963
Short-term lease cost	170	190	557	309
Variable lease cost	621	577	1,200	1,165
Sublease income	(2,904)	(1,969)	(5,816)	(3,858)
Total lease cost	$11,878	$14,370	$24,243	$28,579
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of December 31, 2022	As of June 30, 2022
Weighted-average remaining lease term	5.73 years	6.13 years
Weighted-average discount rate	3.43%	2.95%

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Six Months Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$35,230	$35,046
Right of use assets obtained in exchange for new operating lease liabilities (1)	$25,061	$20,416
___________________________
(1)The six months ended December 31, 2021 excludes the impact of $9.7 million of right of use assets obtained through the acquisition of Zix Corporation. See Note 19 "Acquisitions" for further details including the finalization of the purchase price allocation for the acquisition of Zix Corporation.
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our operating leases liabilities as of December 31, 2022:

Fiscal years ending June 30,
2023 (six months ended)	$33,886
2024	59,744
2025	47,063
2026	33,634
2027	30,697
Thereafter	66,621
Total lease payments	$271,645
Less: Imputed interest	(24,537)
Total	$247,108
Reported as:
Current operating lease liabilities	$58,299
Non-current operating lease liabilities	188,809
Total	$247,108
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $6.3 million over the remainder of Fiscal 2023 and $43.5 million thereafter.
NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2022:

Balance as of June 30, 2022	$5,244,653
Acquisition of Zix Corporation (Note 19)	4,878
Impact of foreign exchange rate changes	605
Balance as of December 31, 2022	$5,250,136

NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of December 31, 2022
	Cost	Accumulated Amortization	Net
Technology assets	$880,630	$(703,937)	$176,693
Customer assets	1,531,895	(824,840)	707,055
Total	$2,412,525	$(1,528,777)	$883,748

	As of June 30, 2022
	Cost	Accumulated Amortization	Net
Technology assets	$999,032	$(738,710)	$260,322
Customer assets	1,595,219	(780,333)	814,886
Total	$2,594,251	$(1,519,043)	$1,075,208
Where applicable, the above balances as of December 31, 2022 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the six months ended December 31, 2022. The impact of this resulted in a reduction of $119 million to technology assets and $64 million to customer assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2023 (six months ended)	$155,670
2024	267,169
2025	154,394
2026	111,004
2027	41,284
2028 and Thereafter	154,227
Total	$883,748

NOTE 9—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of December 31, 2022	As of June 30, 2022
Deposits and restricted cash	$2,607	$6,300
Capitalized costs to obtain a contract	29,421	27,077
Derivative asset	6,848	—
Short-term prepaid expenses and other current assets	92,296	87,175
Total	$131,172	$120,552
Other assets:

	As of December 31, 2022	As of June 30, 2022
Deposits and restricted cash	$9,894	$6,462
Capitalized costs to obtain a contract	54,118	55,484
Deferred debt issuance costs	54,917	—
Investments	164,227	173,205
Long-term prepaid expenses and other long-term assets	20,403	21,836
Total	$303,559	$256,987
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
Derivative asset represents the assets related to the unrealized gains on our derivatives not designated as hedges related to the Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities”).
Deferred debt issuance costs represents fees incurred related to the Acquisition Term Loan. See Note 11 “Long-Term Debt.”
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and is subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (see Note 22 “Other Income (Expense), Net”). During the three and six months ended December 31, 2022, our share of income (loss) from these investments was $(0.3) million and $(6.8) million, respectively (three and six months ended December 31, 2021—$2.0 million and $31.4 million, respectively).
Prepaid expenses and other assets, both short-term and long-term, include advance payments on licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.

NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of December 31, 2022	As of June 30, 2022
Accounts payable—trade	$96,007	$113,978
Accrued salaries, incentives and commissions	120,533	193,421
Accrued liabilities	103,245	81,564
Accrued sales and other tax liabilities	24,825	20,423
Derivative liability (1)	16,702	—
Deferred debt issuance costs (2)	53,497	—
Accrued interest on Senior Notes	37,563	31,813
Amounts payable in respect of restructuring and other special charges	3,969	3,589
Asset retirement obligations	3,019	3,819
Total	$459,360	$448,607
______________________________
(1)Represents the liability related to the unrealized losses on our derivatives not designated as hedges related to the financing of the Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities”).
(2)Represents deferred debt issuance costs related to the Acquisition Term Loan in connection with the financing of the Micro Focus Acquisition (see Note 11 “Long-Term Debt”).
Long-term accrued liabilities:

	As of December 31, 2022	As of June 30, 2022
Amounts payable in respect of restructuring and other special charges	$4,454	$5,702
Other accrued liabilities	1,216	563
Asset retirement obligations	13,035	11,943
Total	$18,705	$18,208
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of December 31, 2022, the present value of this obligation was $16.1 million (June 30, 2022—$15.8 million), with an undiscounted value of $16.7 million (June 30, 2022—$16.4 million).

NOTE 11—LONG-TERM DEBT

	As of December 31, 2022	As of June 30, 2022
Total debt
Senior Notes 2031	$650,000	$650,000
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	850,000
Senior Notes 2028	900,000	900,000
Senior Secured Notes 2027	1,000,000	—
Term Loan B	952,500	957,500
Revolver	—	—
Acquisition Term Loan	—	—
Total principal payments due	5,252,500	4,257,500

Debt issuance costs (1)	(49,342)	(37,933)
Total amount outstanding	5,203,158	4,219,567
Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Total current portion of long-term debt	10,000	10,000

Non-current portion of long-term debt	$5,193,158	$4,209,567
____________________________
(1)As of December 31, 2022, there was an additional $54.9 million of deferred debt issuance costs related to the Acquisition Term Loan included in “Other assets” not included above.
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
For the three and six months ended December 31, 2022, we recorded interest expense of $6.7 million and $13.4 million, respectively, relating to Senior Notes 2031 (three and six months ended December 31, 2021 $2.7 million, respectively).
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
For the three and six months ended December 31, 2022, we recorded interest expense of $9.3 million and $18.6 million, respectively, relating to Senior Notes 2030 (three and six months ended December 31, 2021 $9.3 million and $18.6 million, respectively).
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
For the three and six months ended December 31, 2022, we recorded interest expense of $8.2 million and $16.4 million, respectively, relating to Senior Notes 2029 (three and six months ended December 31, 2021 $3.3 million, respectively).
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
For the three and six months ended December 31, 2022, we recorded interest expense of $8.7 million and $17.4 million, respectively, relating to Senior Notes 2028 (three and six months ended December 31, 2021—$8.7 million and $17.4 million, respectively).
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
For the three and six months ended December 31, 2022, we did not record any interest expense relating to Senior Notes 2026 (three and six months ended December 31, 2021—$9.4 million and $21.9 million, respectively).
Senior Secured Fixed Rate Notes
Senior Secured Notes 2027
On December 1, 2022, we issued $1 billion in aggregate principal amount of 6.90% Senior Secured Notes due 2027 (Senior Secured Notes 2027 and, together with the Senior Notes 2031, Senior Notes 2030, Senior Notes 2029 and Senior Notes 2028, the Senior Notes) in connection with the financing of the Micro Focus Acquisition in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Secured Notes 2027 bear interest at a rate of 6.90% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2023. Senior Secured Notes 2027 will mature on December 1, 2027, unless earlier redeemed (which would have occurred in accordance with the terms of the indenture, had we not completed the Micro Focus Acquisition (see Note 25 “Subsequent Events”)), in accordance with their terms, or repurchased.
The Senior Secured Notes 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries, and are secured with the same priority as the Company’s senior credit facilities. The Senior Secured Notes 2027 and the related guarantees are effectively senior to all of the Company’s and the guarantors’ senior unsecured debt to the extent of the value of the collateral (as defined in the indenture to the Senior Secured Notes 2027) and are structurally subordinated to all existing and future liabilities of each of the Company’s existing and future subsidiaries that do not guarantee the Senior Secured Notes 2027.
For the three and six months ended December 31, 2022, we recorded interest expense of $5.8 million, relating to Senior Secured Notes 2027 (three and six months ended December 31, 2021—nil).
Term Loan B
On May 30, 2018, we refinanced our existing term loan facility, by entering into a new $1 billion term loan facility (Term Loan B), whereby we borrowed $1 billion on that day and repaid in full the loans under our prior $800 million term loan facility originally entered into on January 16, 2014. Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver (as defined below), Acquisition Term Loan (as defined below) and Senior Secured Notes 2027.
Term Loan B has a seven-year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus LIBOR. As of December 31, 2022, the outstanding balance on the Term Loan B bears an interest rate of 5.82%. For more information regarding the impact and discontinuance of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of December 31, 2022, our consolidated net leverage ratio was 2.0:1.
For the three and six months ended December 31, 2022, we recorded interest expense of $13.2 million and $22.9 million, respectively, relating to Term Loan B (three and six months ended December 31, 2021—$4.5 million and $9.1 million, respectively).
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B, the Acquisition Term Loan and Senior Secured Notes 2027. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. For more information regarding the impact and discontinuance of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.
As of December 31, 2022, we had no outstanding balance under the Revolver (June 30, 2022—nil). For the three and six months ended December 31, 2022, we did not record any interest expense relating to the Revolver (three and six months ended December 31, 2021—nil). On January 27, 2023, the Company drew down $450.0 million from the Revolver to finance the Micro Focus Acquisition.
Acquisition Term Loan
On December 1, 2022, we amended our first lien term loan facility (the Acquisition Term Loan), dated as of August 25, 2022, to increase the aggregate commitments under the senior secured delayed-draw term loan facility from an aggregate principal amount of $2.585 billion to an aggregate principal amount of $3.585 billion. On January 31, 2023, the Company drew down the entire amount of the Acquisition Term Loan, less original issuance discount and other fees, of which the net proceeds were used to finance the Micro Focus Acquisition (see Note 19 — “Acquisitions” for more details).
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan will bear interest at rates as specified in the Acquisition Term Loan.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.5:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of December 31, 2022, our consolidated net leverage ratio was 2.0:1.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver, Term Loan B and the Senior Secured Notes 2027.
As of December 31, 2022, we had no borrowings under the Acquisition Term Loan. For the three and six months ended December 31, 2022, we did not record any interest expense relating to the Acquisition Term Loan (three and six months ended December 31, 2021—nil, respectively).
Bridge Loan
On August 25, 2022, we entered into a bridge loan agreement (Bridge Loan) which provided for commitments of up to $2.0 billion to finance a portion of the repayment of Micro Focus’ existing debt. On December 1, 2022, we entered into an amendment to the Bridge Loan that reallocated commitments under the Bridge Loan to the Acquisition Term Loan. In connection with the amendment to the Bridge Loan and the receipt of proceeds from the issuance of the Senior Secured Notes 2027, all remaining commitments under the Bridge Loan were reduced to zero and the Bridge Loan was terminated, which resulted in a loss on debt extinguishment of $8.1 million relating to unamortized debt issuance costs (see Note 22 “Other Income (Expense), Net” for more details).
For the three and six months ended December 31, 2022, we did not have any borrowings or record any interest expense relating to the Bridge Loan (three and six months ended December 31, 2021—nil, respectively).
Debt Issuance Costs
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our credit facilities and issuing our Senior Notes and are being amortized through interest expense over the respective terms of the Senior Notes, Term Loan B, and Acquisition Term Loan using the effective interest method and straight line method for the Revolver. Additionally, as of December 31, 2022, we had $54.9 million in deferred debt issuance costs included in “Other Assets” (see Note 9 “Prepaid Expenses and Other Assets” for more details).
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
GXS PHP Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of $(0.03) million as of December 31, 2022, no additional contributions have been made since the inception of the plan.
The following are details of net pension expense relating to the following pension plans:

	Three Months Ended December 31,
	2022				2021
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$57	$27	$315	$399	$91	$42	$472	$605
Interest cost	210	129	161	500	109	77	160	346
Amortization of actuarial (gains) losses	—	(17)	(140)	(157)	121	6	(23)	104
Net pension expense	$267	$139	$336	$742	$321	$125	$609	$1,055

	Six Months Ended December 31,
	2022				2021
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$109	$52	$666	$827	$185	$85	$900	$1,170
Interest cost	405	248	310	963	221	157	293	671
Amortization of actuarial (gains) losses	—	(32)	(94)	(126)	246	12	(46)	212
Net pension expense	$514	$268	$882	$1,664	$652	$254	$1,147	$2,053
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
NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three and six months ended December 31, 2022, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.24299 and $0.48598 per Common Share, respectively, in the aggregate amount of $64.9 million and $129.6 million, respectively, which we paid during the same period (three and six months ended December 31, 2021—$0.2209 and $0.4418 per Common Share, respectively, in the aggregate amount of $59.7 million and $119.5 million, respectively).
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
During the three and six months ended December 31, 2022, we did not repurchase any Common Shares on the open market for potential settlement of awards under our LTIP or other plans as described below (three and six months ended December 31, 2021—400,000 Common Shares, respectively, at a cost of $19.6 million, respectively).
During the three and six months ended December 31, 2022, we delivered to eligible participants 290,970 and 411,376 Common Shares, respectively, that were purchased in the open market in connection with the settlement of awards and other plans (three and six months ended December 31, 2021—349,792 and 491,244 Common Shares, respectively).
Share Repurchase Plan
On November 4, 2021, the Board authorized a share repurchase plan (Fiscal 2022 Repurchase Plan), pursuant to which we may purchase in open market transactions, from time to time over the 12-month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares.
During the three and six months ended December 31, 2022, we did not repurchase and cancel any Common Shares (three and six months ended December 31, 2021—1,809,559 Common Shares, respectively, for $91.0 million, respectively).
Share-Based Payments
Share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Stock Options (issued under Stock Option Plans)	$5,724	$4,748	$9,309	$9,015
Performance Share Units (issued under LTIP)	5,025	3,726	9,260	7,171
Restricted Share Units (issued under LTIP)	2,644	1,930	4,819	4,096
Restricted Share Units (other)	12,720	1,019	23,357	2,747
Deferred Share Units (directors)	1,288	1,324	2,249	2,154
Employee Stock Purchase Plan	1,421	1,662	3,036	3,160
Total share-based compensation expense	$28,822	$14,409	$52,030	$28,343

A summary of unrecognized compensation cost for unvested shared-based payment awards is as follows:

	As of December 31, 2022
	Unrecognized Compensation Cost	Weighted Average Recognition Period (years)
Stock Options (issued under Stock Option Plans)	56,107.3	2.7
Performance Share Units (issued under LTIP)	39,747.4	2.2
Restricted Share Units (issued under LTIP)	20,520.4	2.2
Restricted Share Units (other)	102,643.0	1.9
Total unrecognized share-based compensation cost	$219,018.1

Stock Option Plans
Stock Options
A summary of activity under our stock option plans for the six months ended December 31, 2022 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2022	8,820,662	$42.74	4.68	$7,111
Granted	4,289,650	30.49
Exercised	(72,080)	27.66
Forfeited or expired	(734,555)	43.54
Outstanding at December 31, 2022	12,303,677	$38.51	5.07	$6,857
Exercisable at December 31, 2022	3,645,950	$39.19	3.08	$16
As of December 31, 2022, 6,039,749 options to purchase Common Shares were available for issuance under our stock option plans.
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Weighted–average fair value of options granted	$5.77	$9.73	$6.40	$9.74
Weighted-average assumptions used:
Expected volatility	28.87%	26.66%	28.50%	26.63%
Risk–free interest rate	4.46%	0.90%	4.03%	0.64%
Expected dividend yield	3.46%	1.63%	3.16%	1.58%
Expected life (in years)	4.20	4.13	4.19	4.15
Forfeiture rate (based on historical rates)	7%	7%	7%	7%
Average exercise share price	$26.81	$51.61	$30.07	$52.35

Performance Options
During the three and six months ended December 31, 2022, we granted zero and 1,000,000 performance options, respectively (during the three and six months ended December 31, 2021—nil, respectively).
For the period in which performance options were granted, the weighted-average fair value of performance options and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

Six Months Ended December 31,
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
Performance Share Units (Issued Under LTIP)
A summary of activity under our performance share units issued under the LTIP for the six months ended December 31, 2022 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2022	812,937	$61.29	1.89	$30,762
Granted (1)	533,694	54.56
Vested (1)	(224,593)	41.75
Forfeited or expired	(70,006)	66.30
Outstanding at December 31, 2022	1,052,032	$61.64	2.27	$31,182
__________________________
(1)PSUs are earned based on market conditions and the actual number of PSUs earned, if any, is dependent upon performance and may range from 0 to 200 percent.

For the periods indicated, the weighted-average fair value of PSUs issued under LTIP, and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Six Months Ended December 31,
	2022	2021
Weighted–average fair value of performance share units granted	$43.10 - $55.06	$69.78 - $75.15
Weighted-average assumptions used:
Expected volatility	29% - 31%	28.00%
Risk–free interest rate	3.13% - 3.39%	0.45% - 0.71%
Expected dividend yield	—%	1.70% - 1.80%
Expected life (in years)	3.11	3.10
Restricted Share Units (Issued Under LTIP)
A summary of activity under our RSUs issued under the LTIP for the six months ended December 31, 2022 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2022	611,743	$44.14	1.62	$23,148
Granted	400,299	38.82
Vested	(147,223)	36.83
Forfeited or expired	(56,686)	45.30
Outstanding at December 31, 2022	808,133	$42.22	2.20	$23,953
Restricted Share Units (Other)
In addition to the grants made in connection with the LTIP discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. RSUs (other) vest over a specified contract date, typically two or three years from the respective date of grants.
A summary of activity under our RSUs (other) issued for the six months ended December 31, 2022 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2022	2,593,707	$44.90	2.86	$98,146
Granted	1,479,192	28.27
Vested	(120,406)	45.73
Forfeited or expired	(156,133)	43.74
Outstanding at December 31, 2022	3,796,360	$38.60	2.65	$112,524
Deferred Share Units (DSUs)
The DSUs are granted to certain non-employee directors. DSUs are issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
A summary of activity under our deferred share units issued for the six months ended December 31, 2022 is as follows:

	Units	Weighted-Average Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2022 (1)	885,701	$31.49	0.36	$33,515
Granted	125,918	28.76
Outstanding at December 31, 2022 (2)	1,011,619	$29.82	0.85	$29,984

______________________
(1)    Includes 55,520 unvested DSUs.
(2)    Includes 90,906 unvested DSUs.
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%. During the three and six months ended December 31, 2022, 227,885 and 582,350 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and six months ended December 31, 2021—172,782 and 398,513 Common Shares, respectively). During the three and six months ended December 31, 2022, cash in the amount of $5.8 million and $13.8 million, respectively was received from employees relating to the ESPP (three and six months ended December 31, 2021—$7.0 million and $16.4 million, respectively).
NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2023 - June 30, 2023	July 1, 2023 - June 30, 2025	July 1, 2025 - June 30, 2027	July 1, 2027 and beyond
Long-term debt obligations (1)	$6,673,929	$133,371	$1,455,308	$401,500	$4,683,750
Purchase obligations for contracts not accounted for as lease obligations (2)	86,305	28,619	45,007	12,679	—
	$6,760,234	$161,990	$1,500,315	$414,179	$4,683,750
_________________________
(1)Includes interest up to maturity and principal payments. Please see Note 11 “Long-Term Debt” for more details. The table above does not reflect amounts drawn on the Revolver or the Acquisition Term Loan related to the financing of the Micro Focus Acquisition subsequent to December 31, 2022.
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of December 31, 2022, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $72 million. As of December 31, 2022, we have provisionally paid approximately $32 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on the Condensed Consolidated Balance Sheets as of December 31, 2022.
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
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 (including any penalties) are without merit, and we are continuing to contest these reassessments. On June 30, 2022, we filed a notice of appeal with the Tax Court of Canada seeking to reverse all such reassessments (including penalties) in full and the customary court process is ongoing.
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
Please also see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.
NOTE 15—INCOME TAXES
The Company’s effective tax rate for the three months ended December 31, 2022, was 16.4%, compared to a provision of 30.8% for the three months ended December 31, 2021. The Company’s effective tax rate for the six months ended December 31, 2022, was 37.3%, compared to a provision of 27.3% for the six months ended December 31, 2021.
The Company’s effective tax rate for the three months ended December 31, 2022, differs from the Canadian statutory rate of 26.5% primarily due to the pre-tax gain created by the mark-to-market valuation on the derivatives not designated as hedges that the Company entered into in connection with the financing of the Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities”). The mark-to-market gains in the quarter are considered capital income for tax purposes and enabled us to recognize the capital losses in the prior quarter that were previously unrecognized. Other items impacting the rate include provision to return adjustments, a net increase in uncertain tax positions, and permanent items such as disallowed stock-based compensation and foreign passive income inclusion, partially offset by research and development credits and amending a prior year return to reduce the prior year US Base Erosion and Anti-Abuse Tax (BEAT). The Company’s effective tax rate for the three months ended December 31, 2021, differs from the Canadian statutory rate primarily due to US BEAT, partially offset by research and development credits.
The Company’s effective tax rate for the six months ended December 31, 2022, differs from the Canadian statutory rate of 26.5% primarily due to a net increase in uncertain tax positions and permanent items such as disallowed stock-based compensation and foreign passive income inclusion, partially offset by research and development credits. The Company’s effective tax rate for the six months ended December 31, 2021, differs from the Canadian statutory rate primarily due to US BEAT, partially offset by research and development credits.
As of December 31, 2022, the gross amount of unrecognized tax benefits accrued is $66.6 million, which is inclusive of interest and penalties accrued of $9.1 million (June 30, 2022 — $54.1 million and $8.4 million, respectively). We believe that it is reasonably possible that the gross unrecognized tax benefit could decrease by $6.5 million in the next 12 months, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
We are subject to income tax audits in all major taxing jurisdictions in which we operate, and remain subject to income tax audits by applicable tax authorities for a certain length of time following the tax year to which those tax filings relate. We currently have income tax audits open in Canada, the United States, Germany and other immaterial jurisdictions. The earliest fiscal years open for examination for our major jurisdictions are 2012 for Canada, 2016 for the United States and 2016 for Germany. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the Canada audits are included in Note 14 “Guarantees and Contingencies.”
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
As of December 31, 2022, we have recognized a provision of $21.8 million (June 30, 2022—$19.9 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2022 and June 30, 2022:

		Fair Value
	Fair Value Hierarchy	December 31, 2022	June 30, 2022
Financial Assets (Liabilities):
Designated as Hedging Instruments
Cash flow hedge (Note 17)	Level 2	$(1,834)	$(892)

Not Designated as Hedging Instruments
Deal-contingent forward contracts (Note 17)	Level 3	$285	$—
Non-contingent forward contract (Note 17)	Level 2	$6,563	$—
Cross currency swap contract (Note 17)	Level 2	$(16,702)	$—
Changes in Level 3 Fair Value Measurements
The following tables provides a reconciliation of changes in the fair value of our Level 3 deal-contingent foreign currency forward contract between June 30, 2022 and December 31, 2022.

Deal-contingent foreign currency forward contract
Balance as of June 30, 2022	$—
Gain (loss) recognized in income	285
Balance as of December 31, 2022	$285
Our valuation techniques used to measure the fair value of our Level 2 and Level 3 derivative instruments, the counterparties to which have high credit ratings, were derived from pricing models including discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for these instruments. Our discounted cash flow techniques use observable market inputs, such as, where applicable, foreign currency spot and forward rates. The valuation technique for our Level 3 derivative instrument utilizes management estimates related to the probability and timing of our Micro Focus Acquisition that are unobservable, and are not deemed to be significant inputs for the overall valuation.
Our cash and cash equivalents, along with our accounts receivable and accounts payable and accrued liabilities balances, are measured and recognized in our Condensed Consolidated Financial Statements at an amount that approximates the fair value (a Level 2 measurement) due to their short maturities.
The fair value of our Senior Notes is determined based on observable market prices and categorized as a Level 2 measurement. As of December 31, 2022, the fair value was $3.7 billion (June 30, 2022—$2.8 billion). The carrying value of our other long-term debt facilities approximates the fair value since the interest rate is at market. Please see Note 11 “Long-Term Debt” for further details.
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended December 31, 2022 and 2021, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended December 31, 2022 and 2021, respectively, no indications of impairments were identified and therefore no fair value measurements were required.

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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within “Other Comprehensive Income (Loss) - net.” As of December 31, 2022, the fair value of the contracts is recorded within “Accounts payable and accrued liabilities” and represents the net loss before tax effect that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings with the next twelve months.
As of December 31, 2022, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $87.6 million (June 30, 2022—$66.5 million).
Non-designated Hedges
In connection with the Micro Focus Acquisition, in August 2022, the Company entered into certain derivative transactions to meet certain foreign currency obligations under UK cash confirmation requirements related to the purchase price of the Micro Focus Acquisition, mitigate the risk of foreign currency appreciation in the GBP denominated purchase price and mitigate the risk of foreign currency appreciation in the EUR denominated existing debt held by Micro Focus. The Company entered into the following derivatives: (i) three deal-contingent forward contracts, (ii) a non-contingent forward contract, and (iii) EUR/USD cross currency swaps.
The deal-contingent forward contracts have an aggregate notional amount of £1.475 billion. The non-contingent forward contract has a notional amount of £350 million. The cross currency swaps are comprised of a 5 year EUR/USD cross currency swap with a notional amount of €690 million and a 7 year EUR/USD cross currency swap with a notional amount of €690 million. The deal-contingent forward contracts and non-contingent forward contract, as described in Note 17 “Derivative Instruments and Hedging Activities,” entered into to hedge certain foreign currency obligations in relation to the Micro Focus Acquisition, are expected to be settled on February 9, 2023.
These instruments were entered into as economic hedges to mitigate foreign currency risks associated with the Micro Focus Acquisition. The instruments do not qualify for hedge accounting at inception. Derivative financial instruments that do not apply hedge accounting are recognized on the Condensed Consolidated Balance Sheets as either assets or liabilities. As of December 31, 2022, the forward contracts are in a net asset position and are classified within “Prepaid expenses and other current assets” and the cross currency swaps are in a net liability position and are classified within “Accounts payable and accrued liabilities.” The forward contracts and cross currency swaps are measured at fair value with changes to fair value being recognized in the Condensed Consolidated Statements of Income within “Other income (expense), net.”

Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The fair values of outstanding derivative instruments are as follows:

		As of December 31, 2022		As of June 30, 2022
Instrument	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedges:
Cash flow hedge	Accounts payable and accrued liabilities	$—	$(1,834)	$—	$(892)
Total derivatives designated as hedges:		$—	$(1,834)	$—	$(892)

Derivatives not designated as hedges:
Deal-contingent forward contracts	Prepaid expenses and other current assets	285	—	—	—
Non-contingent forward contract	Prepaid expenses and other current assets	6,563	—	—	—
Cross currency swap contracts	Accounts payable and accrued liabilities	—	(16,702)	—	—
Total derivatives not designated as hedges:		$6,848	$(16,702)	$—	$—
Total derivatives		$6,848	$(18,536)	$—	$(892)
The effects of gains (losses) from derivative instruments on our Condensed Consolidated Statements of Income is as follows:

		Three Months Ended December 31,		Six Months Ended December 31,
Instrument	Income Statement Location	2022	2021	2022	2021
Derivatives designated as hedges:
Cash flow hedges	Operating expenses	$(1,498)	$25	$(2,298)	$415

Derivatives not designated as hedges:
Deal-contingent forward contract	Other income (expense), net	125,616	—	285	—
Non-contingent forward contract	Other income (expense), net	32,766	—	6,563	—
Cross currency swap contracts	Other income (expense), net	13,225	—	(16,702)	—
Total		$170,109	$25	$(12,152)	$415
The effects of the cash flow hedges on our Condensed Consolidated Statements of Comprehensive Income:

		Three Months Ended December 31,		Six Months Ended December 31,
	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income Location	2022	2021	2022	2021
Gain (loss) recognized in OCI (loss) on derivatives (effective portion)	Unrealized gain (loss) on cash flow hedges	$1,306	$141	$(3,240)	$(1,336)
Gain (loss) reclassified from AOCI into income (effective portion)	Operating expenses	$(1,498)	$25	$(2,298)	$415

NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Fiscal 2022 Restructuring Plan	$1,991	$—	$8,101	$—
Other historical restructuring plans	(622)	(440)	(1,090)	(1,042)
Acquisition-related costs	6,003	3,937	10,588	4,665
Other charges (recoveries)	2,934	5,720	6,988	5,938
Total	$10,306	$9,217	$24,587	$9,561
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
During the three and six months ended December 31, 2022, we recognized costs of $0.5 million and $4.3 million respectively related to abandoned office space that have been early terminated or assigned to a third party, of which $1 million and $3.9 million were related to the write-off of right of use assets.
As of December 31, 2022, we expect total costs to be incurred in connection with the Fiscal 2022 Restructuring Plan to be approximately $35.0 million to $40.0 million, of which $33.9 million has been recorded within “Special charges (recoveries)” to date.
A reconciliation of the beginning and ending restructuring liability, which is included within “Accounts payable and accrued liabilities” in our Condensed Consolidated Balance Sheets, for the six months ended December 31, 2022 is shown below.

Fiscal 2022 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2022	$989	$5,410	$6,399
Accruals and adjustments	3,628	441	4,069
Cash payments	(3,158)	(987)	(4,145)
Foreign exchange and other non-cash adjustments	(30)	(99)	(129)
Balance payable as of December 31, 2022	$1,429	$4,765	$6,194
Acquisition-related costs
Acquisition-related costs, recorded within “Special charges (recoveries)” include direct costs of potential and completed acquisitions. Acquisition-related costs for the three and six months ended December 31, 2022 were $6.0 million and $10.6 million, respectively (three and six months ended December 31, 2021—$3.9 million and $4.7 million, respectively).
Other charges (recoveries)
For the three and six months ended December 31, 2022, “Other charges (recoveries)” includes $3.6 million and $7.2 million, respectively, related to pre-acquisition equity incentives of Zix Corporation (Zix), which upon acquisition were replaced by equivalent value cash settlements (see Note 19 “Acquisitions”) and $(0.7) million and $(0.2) million, respectively, related to other miscellaneous charges (recoveries).
For the three and six months ended December 31, 2021, “Other charges” includes $2.0 million, respectively, related to Zix pre-acquisition equity incentives, which upon acquisition were replaced by equivalent value cash settlements (see Note 19 “Acquisitions”) and $3.7 million and $3.9 million, respectively, related to other miscellaneous charges.

NOTE 19—ACQUISITIONS
Fiscal 2023 Acquisitions
Acquisition of Micro Focus
On August 25, 2022, we announced an agreement on the terms of an all-cash offer (through our wholly-owned subsidiary), to acquire the entire issued and to be issued share capital of Micro Focus International PLC (Micro Focus), for a total purchase price of approximately $5.8 billion, inclusive of Micro Focus’ cash and debt, subject to final adjustments.
Concurrent with the announcement of the Micro Focus Acquisition, the Company entered into the Acquisition Term Loan and Bridge Loan (see Note 11 “Long-Term Debt”) as well as certain derivative transactions (see Note 17 “Derivative Instruments and Hedging Activities”). These derivative transactions were marked-to-market during the three and six months ended December 31, 2022, with the resulting unrealized gains (losses) on these derivatives recognized in Other Income (Expense) within our Condensed Consolidated Statements of Income (see Note 22 “Other Income (Expense), Net”). On October 18, 2022, the shareholders of Micro Focus approved the all-cash offer. On December 1, 2022, the Company issued and sold $1 billion in aggregate principal amount of 6.90% Senior Secured Notes 2027 and amended the Acquisition Term Loan to increase commitments to an aggregate principal amount of $3.585 billion. In connection with the issuance of the Senior Secured Notes 2027 and increase in the Acquisition Term Loan, all remaining commitments under the Bridge Loan were reduced to zero and the Bridge Loan was terminated.
On January 31, 2023, we completed the Micro Focus Acquisition and repaid Micro Focus’ outstanding indebtedness. In connection with the financing of the Micro Focus Acquisition, we drew down the entire amount of the Acquisition Term Loan, less original issuance discount and other fees, and drew down $450.0 million under the Revolver. We used proceeds from the issuance of the Senior Secured Notes 2027 and cash on hand to fund the remaining purchase price consideration. The deal-contingent forward contracts and non-contingent forward contract, as described in Note 17 “Derivative Instruments and Hedging Activities,” entered into to hedge certain foreign currency obligations in relation to the Micro Focus Acquisition, are expected to be settled on February 9, 2023.
Acquisition-related costs for Micro Focus included in “Special Charges (Recoveries)” in the Condensed Consolidated Financial Statements for the three and six months ended December 31, 2022 were $5.9 million and $10.3 million.
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

Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based on their fair values as of December 23, 2021, are set forth below:

Current assets (inclusive of cash acquired of $38.3 million)	$71,527
Non-current tangible assets	13,450
Intangible customer assets	212,400
Intangible technology assets	92,650
Liabilities assumed	(81,476)
Total identifiable net assets	308,551
Goodwill	585,910
Net assets acquired	$894,461
The goodwill of $585.9 million is primarily attributable to the synergies expected to arise after the acquisition. There is $103.7 million of goodwill that is deductible for tax purposes.
The fair value of current assets acquired includes accounts receivable with a fair value of $26.0 million. The gross amount receivable was $32.6 million, of which $6.6 million is expected to be uncollectible.
Acquisition-related costs for Zix included in “Special Charges (Recoveries)” in the Condensed Consolidated Financial Statements for the three and six months ended December 31, 2022 were nil and $0.2 million, respectively.
Pre-acquisition equity incentives of $26.4 million were replaced upon acquisition by equivalent value cash settlements to be settled in accordance with the original vesting dates, primarily over the two years after the date of the acquisition. Of these equity incentives, $3.6 million and $7.2 million, respectively, for the three and six months ended December 31, 2022 were included in “Special Charges (Recoveries).”
The finalization of the purchase price allocation during the three months ended December 31, 2022 did not result in any significant changes to the preliminary amounts previously disclosed.
Acquisition of Bricata Inc.
On November 24, 2021, we acquired all of the equity interest in Bricata Inc. (Bricata) for $17.8 million. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe the acquisition strengthens our OpenText Security and Protection Cloud with Network Detection and Response technologies.
The results of operations of Bricata have been consolidated with those of OpenText beginning November 24, 2021.
NOTE 20—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31, 2022
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2022	$(39,682)	$(3,408)	$514	$(42,576)
Other comprehensive income (loss) before reclassifications, net of tax	39,419	959	32	40,410
Amounts reclassified into net income, net of tax	—	1,101	37	1,138
Total other comprehensive income (loss) net, for the period	39,419	2,060	69	41,548
Balance as of December 31, 2022	$(263)	$(1,348)	$583	$(1,028)

	Six Months Ended December 31, 2022
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2022	$(3,316)	$(656)	$(3,687)	$(7,659)
Other comprehensive income (loss) before reclassifications, net of tax	3,053	(2,381)	4,196	4,868
Amounts reclassified into net income, net of tax	—	1,689	74	1,763
Total other comprehensive income (loss) net, for the period	3,053	(692)	4,270	6,631
Balance as of December 31, 2022	$(263)	$(1,348)	$583	$(1,028)

	Three Months Ended December 31, 2021
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2021	$65,316	$(543)	$(10,887)	$53,886
Other comprehensive income (loss) before reclassifications, net of tax	(21,347)	104	(1,435)	(22,678)
Amounts reclassified into net income, net of tax	—	(18)	159	141
Total other comprehensive income (loss) net, for the period	(21,347)	86	(1,276)	(22,537)
Balance as of December 31, 2021	$43,969	$(457)	$(12,163)	$31,349

	Six Months Ended December 31, 2021
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2021	$75,408	$830	$(10,000)	$66,238
Other comprehensive income (loss) before reclassifications, net of tax	(31,439)	(982)	(2,484)	(34,905)
Amounts reclassified into net income, net of tax	—	(305)	321	16
Total other comprehensive income (loss) net, for the period	(31,439)	(1,287)	(2,163)	(34,889)
Balance as of December 31, 2021	$43,969	$(457)	$(12,163)	$31,349
NOTE 21—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
	2022	2021
Cash paid during the period for interest	$92,016	$73,389
Cash received during the period for interest	$21,525	$1,531
Cash paid during the period for income taxes	$91,444	$60,293
NOTE 22—OTHER INCOME (EXPENSE), NET

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Foreign exchange gains (losses)	$60	$192	$(1,301)	$543
Unrealized gains (losses) on derivatives not designated as hedges (1)	171,607	—	(9,854)	—
OpenText share in net income of equity investees (2)	(289)	2,042	(6,823)	31,357
Loss on debt extinguishment (3) (4)	(8,131)	(27,413)	(8,131)	(27,413)
Other miscellaneous income (expense)	102	142	227	258
Total other income (expense), net	$163,349	$(25,037)	$(25,882)	$4,745

____________________________________
(1)Represents the unrealized gains (losses) on our derivatives not designated as hedges related to the financing of the Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities” for more details).
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
(3)On December 1, 2022, we amended the Acquisition Term Loan and Bridge Loan to reallocate commitments under the Bridge Loan to the Acquisition Term Loan and terminated all remaining commitments under the Bridge Loan which resulted in a loss on debt extinguishment of $8.1 million related to unamortized debt issuance costs (see Note 11 “Long-Term Debt” for more details).
(4)On December 9, 2021, we redeemed Senior Notes 2026 in full, which resulted in a loss on debt extinguishment of $27.4 million. Of this, $25.0 million related to the early termination call premium, $6.2 million related to unamortized debt issuance costs and $(3.8) million related to unamortized premium (see Note 11 “Long-Term Debt” for more details).
NOTE 23—EARNINGS PER SHARE
Basic earnings per share are computed by dividing net income attributable to OpenText, by the weighted average number of Common Shares outstanding during the period. Diluted earnings per share are computed by dividing net income attributable to OpenText, by the shares used in the calculation of basic earnings per share plus the dilutive effect of Common Share equivalents, such as stock options, using the treasury stock method. Common Share equivalents are excluded from the computation of diluted earnings per share if their effect is anti-dilutive.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Basic earnings per share
Net income attributable to OpenText	$258,486	$88,298	$141,557	$220,213
Basic earnings per share attributable to OpenText	$0.96	$0.32	$0.52	$0.81
Diluted earnings per share
Net income attributable to OpenText	$258,486	$88,298	$141,557	$220,213
Diluted earnings per share attributable to OpenText	$0.96	$0.32	$0.52	$0.81
Weighted-average number of shares outstanding (in '000's)
Basic	270,189	272,112	269,997	272,078
Effect of dilutive securities	—	819	12	996
Diluted	270,189	272,931	270,009	273,074
Excluded as anti-dilutive (1)	11,462	3,108	10,331	2,845
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
During the six months ended December 31, 2022, Mr. Stephen Sadler, a member of the Board of Directors, earned $7 thousand (six months ended December 31, 2021—$0.4 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

NOTE 25—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on February 1, 2023, a dividend of $0.24299 per Common Share. The record date for this dividend is March 3, 2023 and the payment date is March 23, 2023. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Acquisition of Micro Focus
On August 25, 2022, we announced an agreement on the terms of an all-cash offer (through our wholly-owned subsidiary), to acquire the entire issued and to be issued share capital of Micro Focus International PLC (Micro Focus), for a total purchase price of approximately $5.8 billion, inclusive of Micro Focus’ cash and debt, subject to final adjustments. On January 31, 2023, we completed the Micro Focus Acquisition and repaid Micro Focus’ outstanding indebtedness. In connection with the financing of the Micro Focus Acquisition, we drew down the entire amount of the Acquisition Term Loan, less original issuance discount and other fees, and drew down $450.0 million under the Revolver. We used proceeds from the issuance of the Senior Secured Notes 2027 and cash on hand to fund the remaining purchase price consideration. The deal-contingent forward contracts and non-contingent forward contract, as described in Note 17 “Derivative Instruments and Hedging Activities,” entered into to hedge certain foreign currency obligations in relation to the Micro Focus Acquisition, are expected to be settled on February 9, 2023.
In accordance with Topic 805, the Micro Focus Acquisition will be accounted for as a business combination. The major classes of assets acquired through the Micro Focus Acquisition include, current assets, non-current tangible assets, intangible technology assets and intangible customer assets, as well as certain liabilities assumed. Due to the limited time since the acquisition date and the size and complexity of the transaction, the accounting for the business combination is not yet complete. The Company is not able to provide the allocation of consideration paid to the assets acquired or liabilities assumed. As such, it is impractical for the Company to present pro forma and comparative statements as of the date of this filing and such statements will be included in a subsequent Form 8-K. The results of operations of Micro Focus will be consolidated with those of OpenText beginning in the third quarter of Fiscal 2023.
Refer to the Notes which include details related to the Micro Focus Acquisition: Note 9 “Prepaid Expenses and Other Assets,” Note 10 “Accounts Payable and Accrued Liabilities,” Note 11 “Long-Term Debt,” Note 16 “Fair Value Measurement,” Note 17 “Derivative Instruments and Hedging Activities,” Note 19 “Acquisitions” and Note 22 “Other Income (Expense), Net” along with Part II, Item 1A, “Risk Factors” included within this Quarterly Report on Form 10-Q.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal year beginning July 1, 2022 and ending June 30, 2023 (Fiscal 2023) and July 1, 2023 and ending June 30, 2024 (Fiscal 2024) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and operations, and business planning process; (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) our expectation to grow MSPs; (viii) product and solution developments, enhancements and releases, the timing thereof and the customers targeted; (ix) the Company’s financial condition, results of operations and earnings; (x) the basis for any future growth and for our financial performance; (xi) declaration of quarterly dividends; (xii) future tax rates; (xiii) the changing regulatory environment; (xiv) annual recurring revenues; (xv) research and development and related expenditures; (xvi) our building, development and consolidation of our network infrastructure; (xvii) competition and changes in the competitive landscape; (xviii) our management and protection of intellectual property and other proprietary rights; (xix) existing and foreign sales and exchange rate fluctuations; (xx) cyclical or seasonal aspects of our business; (xxi) capital expenditures; (xxii) potential legal and/or regulatory proceedings; (xxiii) acquisitions and their expected impact, including expectations regarding the financing of pending acquisitions, our ability to close on pending acquisitions and our ability to realize the benefits expected from the acquisitions and to successfully integrate the assets we acquire or utilize such assets to their full capacity, including in connection with the acquisition of Zix Corporation and Micro Focus International PLC (Micro Focus) (see Note 19 “Acquisitions” to our Condensed Consolidated Financial Statements for more details); (xxiv) tax audits; (xxv) the expected impact of our decision to cease all direct business in Russia and Belarus and with known Russian-owned companies;(xxvi) expected costs of the restructuring plans; (xxvii) targets regarding greenhouse gas emissions, waste diversion, energy consumption and Equity, Diversity and Inclusion (ED&I) initiatives; (xviii) integration of Micro Focus and the results and timing thereof; and (xxix) other matters.
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) the inability of us to realize successfully any anticipated synergy benefits from the acquisition of Micro Focus (Micro Focus Acquisition); (ii) the actual and potential impacts of the use of cash and incurrence of indebtedness, including the granting of security interests related to such debt, in connection with financing of the Micro Focus Acquisition; (iii) the change in scope and size of our operations as a result of the Micro Focus Acquisition; (iv) the uncertainty around expectations related to Micro Focus’s business prospects; (v) actual and potential risks and uncertainties relating to the ultimate geographic spread of COVID-19, the severity of the disease and the duration of the COVID-19 pandemic and issues relating to the resurgence of COVID-19 and/or new strains of COVID-19, including potential material adverse effects on our business, operations and financial performance; (vi) actions that have been and may be taken by governmental authorities to contain the COVID-19 pandemic or to treat its impact on our business (or failure to implement additional stimulus programs) and the availability, effectiveness and use of treatments and vaccines (including the effectiveness of boosters); (vii) the actual and potential negative impacts of COVID-19 on the global economy and financial markets; (viii) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (ix) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses, including the acquisition of Zix Corporation and Micro Focus, (x) the potential for the incurrence of or assumption of debt in connection with acquisitions, its impact on future operations and on the ratings or outlooks of rating agencies on our outstanding debt securities, and the possibility of not being able to generate sufficient cash to service all indebtedness; (xi) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (xii) the risks associated with bringing new products and services to market; (xiii) fluctuations in currency exchange rates (including as a result of the impact of any policy changes resulting from trade and tariff disputes) and the impact of mark-to-market valuation relating to associated derivatives; (xiv) delays in the purchasing decisions of the Company’s customers; (xv) competition the Company faces in its industry and/or marketplace; (xvi) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xvii) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xviii) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xix) the continuous commitment of the Company’s customers; (xx) demand for the Company’s products and services; (xxi) increase in exposure to international business risks (including the impact of geopolitical instability, political unrest, war and other global conflicts, as we continue to increase our international operations; (xxii) adverse macroeconomic conditions, including inflation, disruptions in global supply chains and increased labour costs; (xxiii) inability to raise capital at all or on not unfavorable terms in the future; (xxiv) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xxv) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement including General Data Protection Regulation (GDPR), California Consumer Privacy Act, California Privacy Rights Act, Virginia Consumer Data Protection Act, Colorado Privacy Act, Connecticut Data Privacy Act, Utah Consumer Privacy Act, and Country by Country Reporting (including with respect to transferring personal data outside of the European Economic Area and the United Kingdom, as a result of the ruling of the Court of Justice of the European Union that the EU-US Privacy Shield is an invalid data transfer mechanism and that Standard Contractual Clauses (SCCs) are a valid transfer mechanism unless the country to which personal data is exported restricts the ability to comply with such Clauses (Schrems II), and with respect to the new SCCs published by the European Commission and the International Data Transfer Agreement and Addendum published by the United Kingdom’s Information Commissioner’s Office to meet the requirements of GDPR and Schrems II); (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company's offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic (including COVID-19) due to remote working arrangements; (xiv) failure to achieve our environmental goals on energy consumption, waste diversion and greenhouse gas emissions or our targets relating to ED&I initiatives; and (xv) failure to attract and retain key personnel to develop and effectively manage the Company's business; and (xvi) the ability of the Company’s subsidiaries to make distributions to the Company.
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
All dollar and percentage comparisons made herein refer to the three and six months ended December 31, 2022 compared with the three and six months ended December 31, 2021, unless otherwise noted.
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
As of December 31, 2022, we employed a total of approximately 14,400 individuals, of which 6,850 or 48% are in the Americas, 2,650 or 18% are in EMEA and 4,900 or 34% are in Asia Pacific. Currently, we have employees in 35 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. Please see “Results of Operations” below for our definitions of geographic regions.
Quarterly Summary:
During the second quarter of Fiscal 2023 we saw the following activity:
•Total revenue was $897.4 million, up 2.4% compared to the same period in the prior fiscal year; up 7.8% after factoring in the unfavorable impact of $47.5 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $725.2 million, up 3.6% compared to the same period in the prior fiscal year; up 8.7% after factoring in the unfavorable impact of $35.8 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $408.7 million, up 12.0% compared to the same period in the prior fiscal year; up 16.0% after factoring in the unfavorable impact of $14.5 million of foreign exchange rate changes.
•GAAP-based gross margin was 70.8% compared to 70.2% in the same period in the prior fiscal year.
•Non-GAAP-based gross margin was 76.0% compared to 76.4% in the same period in the prior fiscal year.

•GAAP-based net income attributable to OpenText was $258.5 million compared to $88.3 million in the same period in the prior fiscal year, primarily due to $171.6 million unrealized gains on derivatives not designated as hedges.
•Non-GAAP-based net income attributable to OpenText was $240.2 million compared to $242.1 million in the same period in the prior fiscal year.
•GAAP-based earnings per share (EPS), diluted, was $0.96 compared to $0.32 in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, remained flat at $0.89 compared to the same period in the prior fiscal year.
•Adjusted EBITDA was $340.9 million compared to $343.5 million in the same period in the prior fiscal year.
•Operating cash flow was $327.1 million for the six months ended December 31, 2022 compared to $406.3 million in the same period in the prior fiscal year, down 19.5%.
•Cash and cash equivalents were $2,820.9 million as of December 31, 2022, compared to $1,693.7 million as of June 30, 2022.
•Issued $1 billion in aggregate principal amount of Senior Secured Notes 2027 and successfully fully syndicated the Acquisition Term Loan in the amount of $3.585 billion.
•Enterprise cloud bookings were $144.7 million, an increase of approximately 12% over the same period in the prior fiscal year. We define Enterprise cloud bookings as the total value from cloud services and subscription contracts entered into in the period that is new, committed and incremental to our existing contracts, excluding the impact of Carbonite and Zix.
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
Acquisition of Micro Focus
On August 25, 2022, we announced an agreement on the terms of an all-cash offer (through our wholly-owned subsidiary), to acquire the entire issued and to be issued share capital of Micro Focus International PLC (Micro Focus), for a total purchase price of approximately $5.8 billion, inclusive of Micro Focus’ cash and debt, subject to final adjustments.
Concurrent with the announcement of the acquisition of Micro Focus (Micro Focus Acquisition), the Company entered into the Acquisition Term Loan and Bridge Loan (see Note 11 “Long-Term Debt”) as well as certain derivative transactions (see Note 17 “Derivative Instruments and Hedging Activities”). These derivative transactions were marked-to-market during the three and six months ended December 31, 2022, with the resulting unrealized gains (losses) on these derivatives recognized in Other Income (Expense) within our Condensed Consolidated Statements of Income. On December 1, 2022, the Company issued and sold $1 billion in aggregate principal amount of 6.90% Senior Secured Notes due 2027 and amended the Acquisition Term Loan to increase commitments to an aggregate principal amount of $3.585 billion. In connection with the issuance of the Senior Secured Notes 2027 and increase in the Acquisition Term Loan, all remaining commitments under the Bridge Loan were reduced to zero and the Bridge Loan was terminated.

On January 31, 2023, we completed the Micro Focus Acquisition and repaid Micro Focus’ outstanding indebtedness. In connection with the financing of the Micro Focus Acquisition, we drew down the entire amount of the Acquisition Term Loan, less original issuance discount and other fees, and drew down $450.0 million under the Revolver. We used proceeds from the issuance of the Senior Secured Notes 2027 and cash on hand to fund the remaining purchase price consideration. The deal-contingent forward contracts and non-contingent forward contract, as described in Note 17 “Derivative Instruments and Hedging Activities,” entered into to hedge certain foreign currency obligations in relation to the Micro Focus Acquisition, are expected to be settled on February 9, 2023.

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
We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our installed customer base and new customers, which includes Global 10,000 companies (G10K), SMB and consumers. The G10K are the world's largest companies, ranked by estimated total revenues, as well as the world's largest governments and organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. On a fiscal year-to-date basis, we have invested $219.9 million or 12.6% of revenue in R&D expense, which is in line with our target spend for R&D expense this fiscal year. As a result of the Micro Focus Acquisition, we will target to spend 13% to 15% of revenues for R&D expense for the remainder of this fiscal year.
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
On January 31, 2023, we completed the Micro Focus Acquisition. The Micro Focus Acquisition will substantially expand our scope and size by adding substantial assets and operations to our existing business. We have incurred significant transaction costs in connection with the Micro Focus Acquisition. We have incurred and will continue to incur additional integration costs following the close of the Micro Focus Acquisition. On January 31, 2023, the Company announced a restructuring plan that will impact its global workforce following the Micro Focus Acquisition in an effort to further streamline our operations, consistent with previously announced cost synergies of $400 million (Fiscal 2023 Restructuring Plan). The total size of the plan is expected to result in a reduction in the combined workforce of approximately 8% or 2,000 employees with an estimated cost of $70 to $80 million. The Fiscal 2023 Restructuring Plan is proposed to be completed by the end of Fiscal 2023. See also Part II, Item 1A, “Risk Factors” included within this Quarterly Report on Form 10-Q.
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

Summary of Results of Operations

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Total Revenues by Product Type:
Cloud services and subscriptions	$408,674	$43,788	$364,886	$813,325	$91,850	$721,475
Customer support	316,508	(18,367)	334,875	633,859	(36,253)	670,112
License	107,960	(1,533)	109,493	170,508	(12,514)	183,022
Professional service and other	64,298	(3,247)	67,545	131,784	(2,714)	134,498
Total revenues	897,440	20,641	876,799	1,749,476	40,369	1,709,107
Total Cost of Revenues	261,693	512	261,181	520,041	737	519,304
Total GAAP-based Gross Profit	635,747	20,129	615,618	1,229,435	39,632	1,189,803
Total GAAP-based Gross Margin %	70.8%		70.2%	70.3%		69.6%
Total GAAP-based Operating Expenses	451,084	28,350	422,734	898,419	84,189	814,230
Total GAAP-based Income from Operations	$184,663	$(8,221)	$192,884	$331,016	$(44,557)	$375,573

% Revenues by Product Type:
Cloud services and subscriptions	45.5%		41.6%	46.5%		42.2%
Customer support	35.3%		38.2%	36.2%		39.2%
License	12.0%		12.5%	9.7%		10.7%
Professional service and other	7.2%		7.7%	7.6%		7.9%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$134,314	$12,185	$122,129	$266,113	$24,205	$241,908
Customer support	28,589	(1,079)	29,668	55,943	(3,208)	59,151
License	3,863	122	3,741	6,621	(1,089)	7,710
Professional service and other	54,064	1,023	53,041	107,864	3,098	104,766
Amortization of acquired technology-based intangible assets	40,863	(11,739)	52,602	83,500	(22,269)	105,769
Total cost of revenues	$261,693	$512	$261,181	$520,041	$737	$519,304

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	67.1%		66.5%	67.3%		66.5%
Customer support	91.0%		91.1%	91.2%		91.2%
License	96.4%		96.6%	96.1%		95.8%
Professional service and other	15.9%		21.5%	18.2%		22.1%

Total Revenues by Geography: (1)
Americas (2)	$583,602	$48,296	$535,306	$1,141,390	$86,392	$1,054,998
EMEA (3)	235,305	(31,917)	267,222	463,658	(48,161)	511,819
Asia Pacific (4)	78,533	4,262	74,271	144,428	2,138	142,290
Total revenues	$897,440	$20,641	$876,799	$1,749,476	$40,369	$1,709,107
% Revenues by Geography:
Americas (2)	65.0%		61.1%	65.2%		61.7%
EMEA (3)	26.2%		30.5%	26.5%		29.9%
Asia Pacific (4)	8.8%		8.4%	8.3%		8.4%

Other Metrics:
GAAP-based gross margin	70.8%		70.2%	70.3%		69.6%
Non-GAAP-based gross margin (5)	76.0%		76.4%	75.6%		76.1%
Net income (loss), attributable to OpenText	$258,486		$88,298	$141,557		$220,213
GAAP-based EPS (loss), diluted	$0.96		$0.32	$0.52		$0.81
Non-GAAP-based EPS, diluted (5)	$0.89		$0.89	$1.66		$1.72
Adjusted EBITDA (5)	$340,921		$343,518	$644,968		$666,871
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
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced B2B integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as platform as a service (PaaS), SaaS, cloud subscriptions and managed services. For the quarter ended December 31, 2022, our cloud renewal rate, excluding the impact of Carbonite Inc. (Carbonite) and Zix, increased to 94% from 93% over the quarter ended December 31, 2021.
Cost of Cloud services and subscriptions revenues is comprised primarily of third-party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs, and some third party royalty costs.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Cloud Services and Subscriptions:
Americas	$316,606	$43,121	$273,485	$624,953	$83,375	$541,578
EMEA	67,358	2,931	64,427	138,860	11,747	127,113
Asia Pacific	24,710	(2,264)	26,974	49,512	(3,272)	52,784
Total Cloud Services and Subscriptions Revenues	408,674	43,788	364,886	813,325	91,850	721,475
Cost of Cloud Services and Subscriptions Revenues	134,314	12,185	122,129	266,113	24,205	241,908
GAAP-based Cloud Services and Subscriptions Gross Profit	$274,360	$31,603	$242,757	$547,212	$67,645	$479,567
GAAP-based Cloud Services and Subscriptions Gross Margin %	67.1%		66.5%	67.3%		66.5%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	77.5%		75.0%	76.8%		75.1%
EMEA	16.5%		17.7%	17.1%		17.6%
Asia Pacific	6.0%		7.3%	6.1%		7.3%
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Cloud services and subscriptions revenues increased by $43.8 million or 12.0% during the three months ended December 31, 2022 as compared to the same period in the prior fiscal year; up 16.0% after factoring in the unfavorable impact of $14.5 million of foreign exchange rate changes. The increase was primarily driven by incremental Cloud services and subscriptions revenues from acquisitions over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $43.1 million and an increase in EMEA of $2.9 million, partially offset by a decrease in Asia Pacific of $2.3 million.
There were 23 cloud services contracts greater than $1.0 million that closed during the second quarter of Fiscal 2023, compared to 27 contracts during the second quarter of Fiscal 2022.
Cost of Cloud services and subscriptions revenues increased by $12.2 million during the three months ended December 31, 2022 as compared to the same period in the prior fiscal year. This was due to an increase in third-party network usage fees of $7.9 million and an increase in labour-related costs of $3.9 million primarily driven by incremental Cloud services and subscriptions cost of revenues from acquisitions over the comparative period. Overall, the gross margin percentage on Cloud services and subscriptions revenues remained stable at 67%.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021
Cloud services and subscriptions revenues increased by $91.9 million or 12.7% during the six months ended December 31, 2022 as compared to the same period in the prior fiscal year; up 16.4% after factoring in the unfavorable impact of $26.6 million of foreign exchange rate changes. The increase was primarily driven by incremental Cloud services and subscriptions revenues from acquisitions over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $83.4 million, an increase in EMEA of $11.7 million and a decrease in Asia Pacific of $3.3 million.
There were 41 cloud services contracts greater than $1.0 million that closed during the first six months of Fiscal 2023, compared to 43 contracts during the first six months of Fiscal 2022.
Cost of Cloud services and subscriptions revenues increased by $24.2 million during the six months ended December 31, 2022 as compared to the same period in the prior fiscal year. This was due to an increase in third-party network usage fees of $15.9 million, an increase in labour-related costs of $7.0 million and an increase in other miscellaneous costs of $1.2 million primarily driven by incremental Cloud services and subscriptions cost of revenues from acquisitions over the comparative period. Overall, the gross margin percentage on Cloud services and subscriptions revenues remained stable at 67%.
2)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the quarter ended December 31, 2022, our Customer support renewal rate increased to 95% compared to 94% for the quarter ended December 31, 2021.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Customer Support Revenues:
Americas	$186,115	$481	$185,634	$369,587	$(511)	$370,098
EMEA	104,744	(16,345)	121,089	212,633	(30,279)	242,912
Asia Pacific	25,649	(2,503)	28,152	51,639	(5,463)	57,102
Total Customer Support Revenues	316,508	(18,367)	334,875	633,859	(36,253)	670,112
Cost of Customer Support Revenues	28,589	(1,079)	29,668	55,943	(3,208)	59,151
GAAP-based Customer Support Gross Profit	$287,919	$(17,288)	$305,207	$577,916	$(33,045)	$610,961
GAAP-based Customer Support Gross Margin %	91.0%		91.1%	91.2%		91.2%

% Customer Support Revenues by Geography:
Americas	58.8%		55.4%	58.3%		55.2%
EMEA	33.1%		36.2%	33.5%		36.2%
Asia Pacific	8.1%		8.4%	8.2%		8.6%
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Customer support revenues decreased by $18.4 million or 5.5% during the three months ended December 31, 2022 as compared to the same period in the prior fiscal year; up 0.9% after factoring in the unfavorable impact of $21.2 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in EMEA of $16.3 million, an increase in Americas of $0.5 million and a decrease in Asia Pacific of $2.5 million.
Cost of Customer support revenues decreased by $1.1 million during the three months ended December 31, 2022 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $1.0 million. Overall, the gross margin percentage on Customer support revenues remained stable at 91%.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021
Customer support revenues decreased by $36.3 million or 5.4% during the six months ended December 31, 2022 as compared to the same period in the prior fiscal year; up 0.7% after factoring in the unfavorable impact of $40.7 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in EMEA of $30.3 million, a decrease in Asia Pacific of $5.5 million, and a decrease in Americas of $0.5 million.
Cost of Customer support revenues decreased by $3.2 million during the six months ended December 31, 2022 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $3.3 million. Overall, the gross margin percentage on Customer support revenues remained stable at 91%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
License Revenues:
Americas	$49,918	$3,132	$46,786	$81,514	$(2,065)	$83,579
EMEA	38,091	(13,535)	51,626	62,185	(20,288)	82,473
Asia Pacific	19,951	8,870	11,081	26,809	9,839	16,970
Total License Revenues	107,960	(1,533)	109,493	170,508	(12,514)	183,022
Cost of License Revenues	3,863	122	3,741	6,621	(1,089)	7,710
GAAP-based License Gross Profit	$104,097	$(1,655)	$105,752	$163,887	$(11,425)	$175,312
GAAP-based License Gross Margin %	96.4%		96.6%	96.1%		95.8%

% License Revenues by Geography:
Americas	46.2%		42.7%	47.8%		45.7%
EMEA	35.3%		47.2%	36.5%		45.1%
Asia Pacific	18.5%		10.1%	15.7%		9.2%
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
License revenues decreased by $1.5 million or 1.4% during the three months ended December 31, 2022 as compared to the same period in the prior fiscal year; up 4.8% after factoring in the unfavorable impact of $6.8 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in EMEA of $13.5 million, partially offset by an increase in Americas of $3.1 million and an increase in Asia Pacific of $8.9 million.
During the second quarter of Fiscal 2023, we closed 38 license contracts greater than $0.5 million, of which 15 contracts were greater than $1.0 million, contributing $43.0 million of License revenues. This was compared to 32 license contracts greater than $0.5 million during the second quarter of Fiscal 2022, of which 15 contracts were greater than $1.0 million, contributing $41.4 million of License revenues.
Cost of License revenues increased by $0.1 million during the three months ended December 31, 2022 as compared to the same period in the prior fiscal year as a result of higher third-party technology costs. Overall, the gross margin percentage on License revenues decreased to 96% from 97%.
Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021
License revenues decreased by $12.5 million or 6.8% during the six months ended December 31, 2022 as compared to the same period in the prior fiscal year; down 1.0% after factoring in the unfavorable impact of $10.7 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $2.1 million and a decrease in EMEA of $20.3 million, partially offset by an increase in Asia Pacific of $9.8 million.
During the first six months of Fiscal 2023, we closed 60 license contracts greater than $0.5 million, of which 24 contracts were greater than $1.0 million, contributing $65.6 million of License revenues. This was compared to 49 license contracts greater than $0.5 million during the first six months of Fiscal 2022, of which 24 contracts were greater than $1.0 million, contributing $62.3 million of License revenues.

Cost of License revenues decreased by $1.1 million during the six months ended December 31, 2022 as compared to the same period in the prior fiscal year as a result of lower third-party technology costs. Overall, the gross margin percentage on License revenues remained stable at 96%.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Professional Service and Other Revenues:
Americas	$30,963	$1,562	$29,401	$65,336	$5,593	$59,743
EMEA	25,112	(4,968)	30,080	49,980	(9,341)	59,321
Asia Pacific	8,223	159	8,064	16,468	1,034	15,434
Total Professional Service and Other Revenues	64,298	(3,247)	67,545	131,784	(2,714)	134,498
Cost of Professional Service and Other Revenues	54,064	1,023	53,041	107,864	3,098	104,766
GAAP-based Professional Service and Other Gross Profit	$10,234	$(4,270)	$14,504	$23,920	$(5,812)	$29,732
GAAP-based Professional Service and Other Gross Margin %	15.9%		21.5%	18.2%		22.1%

% Professional Service and Other Revenues by Geography:
Americas	48.2%		43.5%	49.6%		44.4%
EMEA	39.1%		44.5%	37.9%		44.1%
Asia Pacific	12.7%		12.0%	12.5%		11.5%
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Professional service and other revenues decreased by $3.2 million or 4.8% during the three months ended December 31, 2022 as compared to the same period in the prior fiscal year; up 2.5% after factoring in the unfavorable impact of $4.9 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $1.6 million and increase in Asia Pacific of $0.2 million, offset by a decrease in EMEA of $5.0 million.
Cost of Professional service and other revenues increased by $1.0 million during the three months ended December 31, 2022 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $0.4 million and an increase in other miscellaneous costs of $0.7 million. Overall, the gross margin percentage on Professional service and other revenues decreased to 16% from 22%.
Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021
Professional service and other revenues decreased by $2.7 million or 2.0% during the six months ended December 31, 2022 as compared to the same period in the prior fiscal year; up 4.8% after factoring in the unfavorable impact of $9.2 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in EMEA of $9.3 million and offset by an increase in Americas of $5.6 million and an increase in Asia Pacific of $1.0 million.
Cost of Professional service and other revenues increased by $3.1 million during the six months ended December 31, 2022 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $1.7 million and an increase in other miscellaneous costs of $1.4 million. Overall, the gross margin percentage on Professional service and other revenues decreased to 18% from 22%.

Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Amortization of acquired technology-based intangible assets	$40,863	$(11,739)	$52,602	$83,500	$(22,269)	$105,769
Amortization of acquired technology-based intangible assets decreased during the three months ended December 31, 2022 by $11.7 million as compared to the same period in the prior fiscal year. This was primarily due to certain intangible assets from previous acquisitions becoming fully amortized.
Amortization of acquired technology-based intangible assets decreased during the six months ended December 31, 2022 by $22.3 million as compared to the same period in the prior fiscal year. This was primarily due to certain intangible assets from previous acquisitions becoming fully amortized.
Operating Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Research and development	$109,700	$6,078	$103,622	$219,898	$16,111	$203,787
Sales and marketing	177,171	13,233	163,938	344,341	34,163	310,178
General and administrative	77,603	6,090	71,513	155,677	12,687	142,990
Depreciation	22,858	1,079	21,779	46,032	2,867	43,165
Amortization of acquired customer-based intangible assets	53,446	781	52,665	107,884	3,335	104,549
Special charges (recoveries)	10,306	1,089	9,217	24,587	15,026	9,561
Total operating expenses	$451,084	$28,350	$422,734	$898,419	$84,189	$814,230

% of Total Revenues:
Research and development	12.2%		11.8%	12.6%		11.9%
Sales and marketing	19.7%		18.7%	19.7%		18.1%
General and administrative	8.6%		8.2%	8.9%		8.4%
Depreciation	2.5%		2.5%	2.6%		2.5%
Amortization of acquired customer-based intangible assets	6.0%		6.0%	6.2%		6.1%
Special charges (recoveries)	1.1%		1.1%	1.4%		0.6%
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

	Change between Three Months Ended December 31, 2022 and 2021	Change between Six Months Ended December 31, 2022 and 2021
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$(1,124)	$1,574
Contract labour and consulting	1,161	2,089
Share-based compensation	5,174	9,094
Travel and communication	264	538
Facilities	594	2,197
Other miscellaneous	9	619
Total change in research and development expenses	$6,078	$16,111
Research and development expenses increased by $6.1 million during the three months ended December 31, 2022 as compared to the same period in the prior fiscal year, primarily as a result of recent acquisitions. Share-based compensation expense increased by $5.2 million, contract labour and consulting increased by $1.2 million and facility-related expenses increased by $0.6 million, these increases were partially offset by decreased payroll and payroll-related benefits of $1.1 million, which is comprised of salaries, benefits and variable short-term incentives. Overall, our research and development expenses, as a percentage of total revenues, remained stable compared to the same period in the prior fiscal year at 12%.
Research and development expenses increased by $16.1 million during the six months ended December 31, 2022 as compared to the same period in the prior fiscal year, partially as a result of recent acquisitions. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $1.6 million, share-based compensation expense increased by $9.1 million, contract labour and consulting increased by $2.1 million and facility-related expenses increased by $2.2 million. Overall, our research and development expenses, as a percentage of total revenues, increased to 13% compared to the same period in the prior fiscal year at 12%.
Our research and development labour resources decreased by 89 employees, from 4,364 employees at December 31, 2021 to 4,275 employees at December 31, 2022.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Three Months Ended December 31, 2022 and 2021	Change between Six Months Ended December 31, 2022 and 2021
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$(793)	$4,432
Commissions	(283)	4,162
Contract labour and consulting	459	499
Share-based compensation	4,431	6,680
Travel and communication	2,119	3,777
Marketing expenses	4,862	7,459
Facilities	771	1,771
Credit loss expense (recovery)	1,355	3,138
Other miscellaneous	312	2,245
Total change in sales and marketing expenses	$13,233	$34,163
Sales and marketing expenses increased by $13.2 million during the three months ended December 31, 2022 as compared to the same period in the prior fiscal year, partially as a result of recent acquisitions. Marketing expenses increased by $4.9 million, share-based compensation expense increased by $4.4 million, travel and communication expenses increased by $2.1 million, credit loss expense increased by $1.4 million, facility-related expenses increased by $0.8 million and other miscellaneous costs increased by $0.3 million. These increases were partially offset by decreases in payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, by $0.8 million and commissions by $0.3 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 20% compared to the same period in the prior fiscal year at 19%.
Sales and marketing expenses increased by $34.2 million during the six months ended December 31, 2022 as compared to the same period in the prior fiscal year, partially as a result of recent acquisitions. Marketing expenses increased by $7.5 million, share-based compensation expense increased by $6.7 million, payroll and payroll-related benefits increased by $4.4 million, commissions increased by $4.2 million, travel and communication expenses increased by $3.8 million, credit loss expense increased by $3.1 million, other miscellaneous costs increased by $2.2 million, and facility-related expenses increased by $1.8 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 20% from 18% in the same period in the prior fiscal year.
Our sales and marketing labour resources decreased by 64 employees, from 2,717 employees at December 31, 2021 to 2,653 employees at December 31, 2022.

General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Three Months Ended December 31, 2022 and 2021	Change between Six Months Ended December 31, 2022 and 2021
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$(2,112)	$(64)
Contract labour and consulting	(993)	(853)
Share-based compensation	1,496	2,825
Travel and communication	(38)	916
Facilities	(339)	459
Other miscellaneous	8,076	9,404
Total change in general and administrative expenses	$6,090	$12,687
General and administrative expenses increased by $6.1 million during the three months ended December 31, 2022 as compared to the same period in the prior fiscal year, partially as a result of recent acquisitions. Other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, increased by $8.1 million and share-based compensation expense increased by $1.5 million. These increases were partially offset by reductions in payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, which decreased by $2.1 million and contract labour and consulting decreased by $1.0 million. Overall, general and administrative expenses, as a percentage of total revenues, increased to 9% from 8% in the same period in the prior fiscal year.
General and administrative expenses increased by $12.7 million during the six months ended December 31, 2022 as compared to the same period in the prior fiscal year, partially as a result of recent acquisitions. Other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, increased by $9.4 million and share-based compensation expense increased by $2.8 million. These increases were partially offset by reductions in contract labour and consulting expenses which decreased by $0.9 million and payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives which decreased by $0.1 million. Overall, general and administrative expenses, as a percentage of total revenues, increased to 9% from 8% in the same period in the prior fiscal year.
Our general and administrative labour resources decreased by 126 employees, from 1,992 employees at December 31, 2021 to 1,866 employees at December 31, 2022.
Depreciation expenses:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Depreciation	$22,858	$1,079	$21,779	$46,032	$2,867	$43,165
Depreciation expenses increased during the three and six months ended December 31, 2022 by $1.1 million and $2.9 million, respectively, compared to the same periods in the prior fiscal year.
Depreciation expenses, as a percentage of total revenue remained stable for the three and six months ended December 31, 2022 at 3%, respectively, compared to the same periods in the prior fiscal year.
Amortization of acquired customer-based intangible assets:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Amortization of acquired customer-based intangible assets	$53,446	$781	$52,665	$107,884	$3,335	$104,549
Amortization of acquired customer-based intangible assets increased during the three months ended December 31, 2022 by $0.8 million as compared to the same period in the prior fiscal year. This was primarily related to amortization of newly acquired customer-based intangible assets from recent acquisitions over the prior fiscal year.
Amortization of acquired customer-based intangible assets increased during the six months ended December 31, 2022 by $3.3 million as compared to the same period in the prior fiscal year. This was primarily related to amortization of newly acquired customer-based intangible assets from recent acquisitions over the prior fiscal year.

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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Special charges (recoveries)	$10,306	$1,089	$9,217	$24,587	$15,026	$9,561
Special charges (recoveries) increased by $1.1 million during the three months ended December 31, 2022 over the comparative period. Restructuring activities increased by $2.0 million during the three months ended December 31, 2022 primarily related to the Fiscal 2022 Restructuring Plan. Additionally, acquisition related costs increased by $2.1 million, primarily due to the Micro Focus Acquisition, and other miscellaneous charges decreased by $2.8 million, primarily driven by lower pre-acquisition equity incentives of Zix, which upon acquisition were replaced by equivalent value cash settlements (see Note 19 “Acquisitions” to our Condensed Consolidated Financial Statements) compared to the same period in the prior fiscal year.
Special charges (recoveries) increased by $15.0 million during the six months ended December 31, 2022 as compared to the same period in the prior fiscal year. Restructuring activities increased by $8.1 million during the six months ended December 31, 2022 primarily related to the Fiscal 2022 Restructuring Plan. Additionally, acquisition related costs increased by $5.9 million, primarily due to the Micro Focus Acquisition, and other miscellaneous charges increased by $1.1 million, primarily driven by pre-acquisition equity incentives of Zix, which upon acquisition were replaced by equivalent value cash settlements (see Note 19 “Acquisitions” to our Condensed Consolidated Financial Statements) compared to the same period in the prior fiscal year.
For more details on Special charges (recoveries), see Note 18 “Special Charges (Recoveries)” to our Condensed Consolidated Financial Statements.

Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Foreign exchange gains (losses)	$60	$(132)	$192	$(1,301)	$(1,844)	$543
Unrealized gains (losses) on derivatives not designated as hedges (1)	171,607	171,607	—	(9,854)	(9,854)	—
OpenText share in net income (loss) of equity investees (2)	(289)	(2,331)	2,042	(6,823)	(38,180)	31,357
Loss on debt extinguishment (3) (4)	(8,131)	19,282	(27,413)	(8,131)	19,282	(27,413)
Other miscellaneous income (expense)	102	(40)	142	227	(31)	258
Total other income (expense), net	$163,349	$188,386	$(25,037)	$(25,882)	$(30,627)	$4,745
__________________________
(1)Represents the unrealized gains (losses) on our derivatives not designated as hedges related to the financing of Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities” for more details).
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
(3)On December 1, 2022, we amended the Acquisition Term Loan and Bridge Loan to reallocate commitments under the Bridge Loan to the Acquisition Term Loan and terminated all remaining commitments under the Bridge Loan which resulted in a loss on debt extinguishment of $8.1 million related to unamortized debt issuance costs (see Note 11 “Long-Term Debt” for more details).
(4)On December 9, 2021, we redeemed Senior Notes 2026 in full, which resulted in a loss on debt extinguishment of $27.4 million. Of this, $25.0 million related to the early termination call premium, $6.2 million related to unamortized debt issuance costs and $(3.8) million related to unamortized premium (see Note 11 “Long-Term Debt” for more details).
Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Interest expense related to total outstanding debt (1)	$52,417	$14,003	$38,414	$95,585	$21,607	$73,978
Interest income	(16,094)	(15,401)	(693)	(21,525)	(19,994)	(1,531)
Other miscellaneous expense	2,392	(132)	2,524	5,037	184	4,853
Total interest and other related expense, net	$38,715	$(1,530)	$40,245	$79,097	$1,797	$77,300
__________________________
(1) For more details see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Provision for Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended December 31,			Year Ended June 30,
(In thousands)	2022	Change increase (decrease)	2021	2022	Change increase (decrease)	2021
Provision for income taxes	$50,774	$11,508	$39,266	$84,399	$1,683	$82,716
The effective tax rate for the three months ended December 31, 2022 was 16.4% compared to a provision of 30.8% for the three months ended December 31, 2021. The Company’s tax rate for the three months ended December 31, 2022, differs from the Canadian statutory rate of 26.5% primarily due to the pre-tax gain created by the mark-to-market valuation on the derivatives not designated as hedges that the Company entered into in connection with the financing of the Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities”). The mark-to-market gains in the quarter are considered capital income for tax purposes and enabled us to recognize the capital losses in the prior quarter that were previously unrecognized. Other items impacting the rate include provision to return adjustments, a net increase in uncertain tax positions, and permanent items such as disallowed stock-based compensation and foreign passive income inclusion, partially offset by research and development credits and amending a prior year return to reduce the prior year US Base Erosion and Anti-

Abuse Tax (BEAT). The Company’s effective tax rate for the three months ended December 31, 2021, differs from the Canadian statutory rate primarily due to US BEAT, partially offset by research and development credits.
The effective tax rate for the six months ended December 31, 2022 was 37.3% compared to a provision of 27.3% for the six months ended December 31, 2021. The Company’s tax rate for the six months ended December 31, 2022 differs from the Canadian statutory rate of 26.5% primarily due to a net increase in uncertain tax positions and permanent items such as disallowed stock-based compensation and foreign passive income inclusion, partially offset by research and development credits. The Company’s effective tax rate for the six months ended December 31, 2021, differs from the Canadian statutory rate primarily due to US BEAT, partially offset by research and development credits.
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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2022
(In thousands, except for per share data)

	Three Months Ended December 31, 2022
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$134,314		$(2,812)	(1)	$131,502
Customer support	28,589		(690)	(1)	27,899
Professional service and other	54,064		(1,763)	(1)	52,301
Amortization of acquired technology-based intangible assets	40,863		(40,863)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	635,747	70.8%	46,128	(3)	681,875	76.0%
Operating expenses
Research and development	109,700		(7,826)	(1)	101,874
Sales and marketing	177,171		(9,437)	(1)	167,734
General and administrative	77,603		(6,294)	(1)	71,309
Amortization of acquired customer-based intangible assets	53,446		(53,446)	(2)	—
Special charges (recoveries)	10,306		(10,306)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	184,663		133,437	(5)	318,100
Other income (expense), net	163,349		(163,349)	(6)	—
Provision for income taxes	50,774		(11,660)	(7)	39,114
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	258,486		(18,252)	(8)	240,234
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.96		$(0.07)	(8)	$0.89
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 16% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income (loss) to Non-GAAP-based net income:

	Three Months Ended December 31, 2022
		Per share diluted
GAAP-based net income, attributable to OpenText	$258,486	$0.96
Add:
Amortization	94,309	0.35
Share-based compensation	28,822	0.10
Special charges (recoveries)	10,306	0.04
Other (income) expense, net	(163,349)	(0.60)
GAAP-based provision for income taxes	50,774	0.19
Non-GAAP-based provision for income taxes	(39,114)	(0.15)
Non-GAAP-based net income, attributable to OpenText	$240,234	$0.89
Reconciliation of Adjusted EBITDA

Three Months Ended December 31, 2022
GAAP-based net income, attributable to OpenText	$258,486
Add:
Provision for income taxes	50,774
Interest and other related expense, net	38,715
Amortization of acquired technology-based intangible assets	40,863
Amortization of acquired customer-based intangible assets	53,446
Depreciation	22,858
Share-based compensation	28,822
Special charges (recoveries)	10,306
Other (income) expense, net	(163,349)
Adjusted EBITDA	$340,921

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2021
(In thousands, except for per share data)

	Three Months Ended December 31, 2021
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$122,129		$(897)	(1)	$121,232
Customer support	29,668		(409)	(1)	29,259
Professional service and other	53,041		(647)	(1)	52,394
Amortization of acquired technology-based intangible assets	52,602		(52,602)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	615,618	70.2%	54,555	(3)	670,173	76.4%
Operating expenses
Research and development	103,622		(2,652)	(1)	100,970
Sales and marketing	163,938		(5,006)	(1)	158,932
General and administrative	71,513		(4,798)	(1)	66,715
Amortization of acquired customer-based intangible assets	52,665		(52,665)	(2)	—
Special charges (recoveries)	9,217		(9,217)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	192,884		128,893	(5)	321,777
Other income (expense), net	(25,037)		25,037	(6)	—
Provision for income taxes	39,266		148	(7)	39,414
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	88,298		153,782	(8)	242,080
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.32		$0.57	(8)	$0.89
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 31% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended December 31, 2021
		Per share diluted
GAAP-based net income, attributable to OpenText	$88,298	$0.32
Add:
Amortization	105,267	0.39
Share-based compensation	14,409	0.05
Special charges (recoveries)	9,217	0.03
Other (income) expense, net	25,037	0.09
GAAP-based provision for income taxes	39,266	0.15
Non-GAAP-based provision for income taxes	(39,414)	(0.14)
Non-GAAP-based net income, attributable to OpenText	$242,080	$0.89
Reconciliation of Adjusted EBITDA

Three Months Ended December 31, 2021
GAAP-based net income, attributable to OpenText	$88,298
Add:
Provision for income taxes	39,266
Interest and other related expense, net	40,245
Amortization of acquired technology-based intangible assets	52,602
Amortization of acquired customer-based intangible assets	52,665
Depreciation	21,779
Share-based compensation	14,409
Special charges (recoveries)	9,217
Other (income) expense, net	25,037
Adjusted EBITDA	$343,518

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2022
(In thousands, except for per share data)

	Six Months Ended December 31, 2022
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$266,113		$(4,845)	(1)	$261,268
Customer support	55,943		(1,257)	(1)	54,686
Professional service and other	107,864		(3,288)	(1)	104,576
Amortization of acquired technology-based intangible assets	83,500		(83,500)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,229,435	70.3%	92,890	(3)	1,322,325	75.6%
Operating expenses
Research and development	219,898		(14,680)	(1)	205,218
Sales and marketing	344,341		(16,296)	(1)	328,045
General and administrative	155,677		(11,664)	(1)	144,013
Amortization of acquired customer-based intangible assets	107,884		(107,884)	(2)	—
Special charges (recoveries)	24,587		(24,587)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	331,016		268,001	(5)	599,017
Other income (expense), net	(25,882)		25,882	(6)	—
Provision for income taxes	84,399		(11,610)	(7)	72,789
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	141,557		305,493	(8)	447,050
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.52		$1.14	(8)	$1.66
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 37% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income (loss) to Non-GAAP-based net income:

	Six Months Ended December 31, 2022
		Per share diluted
GAAP-based net income, attributable to OpenText	$141,557	$0.52
Add:
Amortization	191,384	0.71
Share-based compensation	52,030	0.19
Special charges (recoveries)	24,587	0.09
Other (income) expense, net	25,882	0.10
GAAP-based provision for income taxes	84,399	0.31
Non-GAAP-based provision for income taxes	(72,789)	(0.26)
Non-GAAP-based net income, attributable to OpenText	$447,050	$1.66
Reconciliation of Adjusted EBITDA

Six Months Ended December 31, 2022
GAAP-based net income, attributable to OpenText	$141,557
Add:
Provision for income taxes	84,399
Interest and other related expense, net	79,097
Amortization of acquired technology-based intangible assets	83,500
Amortization of acquired customer-based intangible assets	107,884
Depreciation	46,032
Share-based compensation	52,030
Special charges (recoveries)	24,587
Other (income) expense, net	25,882
Adjusted EBITDA	$644,968

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2021
(In thousands, except for per share data)

	Six Months Ended December 31, 2021
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$241,908		$(1,804)	(1)	$240,104
Customer support	59,151		(1,130)	(1)	58,021
Professional service and other	104,766		(1,368)	(1)	103,398
Amortization of acquired technology-based intangible assets	105,769		(105,769)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,189,803	69.6%	110,071	(3)	1,299,874	76.1%
Operating expenses
Research and development	203,787		(5,586)	(1)	198,201
Sales and marketing	310,178		(9,616)	(1)	300,562
General and administrative	142,990		(8,839)	(1)	134,151
Amortization of acquired customer-based intangible assets	104,549		(104,549)	(2)	—
Special charges (recoveries)	9,561		(9,561)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	375,573		248,222	(5)	623,795
Other income (expense), net	4,745		(4,745)	(6)	—
Provision for income taxes	82,716		(6,207)	(7)	76,509
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	220,213		249,684	(8)	469,897
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.81		$0.91	(8)	$1.72
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 27% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2021
		Per share diluted
GAAP-based net income, attributable to OpenText	$220,213	$0.81
Add:
Amortization	210,318	0.77
Share-based compensation	28,343	0.10
Special charges (recoveries)	9,561	0.04
Other (income) expense, net	(4,745)	(0.02)
GAAP-based provision for income taxes	82,716	0.30
Non-GAAP-based provision for income taxes	(76,509)	(0.28)
Non-GAAP-based net income, attributable to OpenText	$469,897	$1.72
Reconciliation of Adjusted EBITDA

Six Months Ended December 31, 2021
GAAP-based net income, attributable to OpenText	$220,213
Add:
Provision for income taxes	82,716
Interest and other related expense, net	77,300
Amortization of acquired technology-based intangible assets	105,769
Amortization of acquired customer-based intangible assets	104,549
Depreciation	43,165
Share-based compensation	28,343
Special charges (recoveries)	9,561
Other (income) expense, net	(4,745)
Adjusted EBITDA	$666,871

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of December 31, 2022	Change increase (decrease)	As of June 30, 2022
Cash and cash equivalents	$2,820,927	$1,127,186	$1,693,741
Restricted cash (1)	1,991	(179)	2,170
Total cash, cash equivalents and restricted cash	$2,822,918	$1,127,007	$1,695,911
__________________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (see Note 9 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).

	Six Months Ended December 31,
(In thousands)	2022	Change	2021
Cash provided by operating activities	$327,129	$(79,184)	$406,313
Cash used in investing activities	$(69,412)	$826,706	$(896,118)
Cash provided by financing activities	$869,561	$449,748	$419,813
Cash and cash equivalents
Cash and cash equivalents primarily consist of balances with banks as well as deposits with original maturities of 90 days or less.
We continue to anticipate that our cash and cash equivalents, as well as available credit facilities, will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, capital expenditures, dividends, operating needs and pending acquisitions for the next twelve months. Any further material or acquisition-related activities may require additional sources of financing and would be subject to the financial covenants established under our credit facilities. For more details, see “Long-term Debt and Credit Facilities” below.
As of December 31, 2022, we have recognized a provision of $21.8 million (June 30, 2022—$19.9 million) in respect of both additional foreign taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities decreased by $79.2 million, due to a decrease in net income after the impact of non-cash items of $105 million, partially offset by an increase in changes from working capital of $25.7 million.
During the second quarter of Fiscal 2023 our days sales outstanding (DSO) of 47 days, compared to our DSO of 44 days during the second quarter of Fiscal 2022. The per day impact of our DSO in the second quarter of Fiscal 2023 and Fiscal 2022 on our cash flows was $10.0 million and $9.7 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by $826.7 million, primarily due to the purchase of Zix Corporation for $837.6 million and purchase of Bricata Inc. for $17.9 million during the second quarter of Fiscal 2022.
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
Cash flows provided by financing activities increased by $449.7 million. This is primarily due to a net increase of $378.7 million in cash proceeds from the issuance and redemption of long-term debt, inclusive of debt issuance costs and debt extinguishment costs, during the second quarter of Fiscal 2023 as compared to the second quarter of Fiscal 2022, and a decrease of $110.7 million related to the repurchase of common shares and treasury stock, partially offset by reduced proceeds of $29.9 million related to the issuance of common shares and increased dividend payments of $10.0 million.
During the three and six months ended December 31, 2022, we declared and paid cash dividends of $0.24299 and $0.48598 per Common Share, respectively, in the aggregate amount of $64.9 million and $129.6 million, respectively (three and six months ended December 31, 2021—$0.2209 and $0.4418 per Common Share, respectively, in the aggregate amount of $59.7 million and $119.5 million, respectively).
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
Senior Notes 2031 are guaranteed on a senior unsecured basis by the Company and the Company’s existing and future wholly-owned subsidiaries (other than OTHI) that borrow or guarantee the obligations under our senior credit facilities. Senior Notes 2031 and the guarantees rank equally in right of payment with all of the Company’s, OTHI’s and the guarantors’ existing and future senior unsubordinated debt and will rank senior in right of payment to all of the Company’s, OTHI’s and the guarantors’ future subordinated debt. Senior Notes 2031 and the guarantees will be effectively subordinated to all of the Company’s, OTHI’s and the guarantors’ existing and future secured debt, including the obligations under the senior credit facilities, to the extent of the value of the assets securing such secured debt.
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
Senior Notes 2030 are guaranteed on a senior unsecured basis by the Company and the Company's existing and future wholly-owned subsidiaries (other than OTHI) that borrow or guarantee the obligations under our senior credit facilities. Senior Notes 2030 and the guarantees rank equally in right of payment with all of the Company, OTHI and the guarantors’ existing and future senior unsubordinated debt and will rank senior in right of payment to all of the Company, OTHI and the guarantors’ future subordinated debt. Senior Notes 2030 and the guarantees will be effectively subordinated to all of the Company, OTHI and the guarantors’ existing and future secured debt, including the obligations under the senior credit facilities, to the extent of the value of the assets securing such secured debt.
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
Senior Notes 2029 are guaranteed on a senior unsecured basis by our existing and future wholly-owned subsidiaries that borrow or guarantee the obligations under our senior credit facilities. Senior Notes 2029 and the guarantees rank equally in right of payment with all of our and our guarantors’ existing and future senior unsubordinated debt and will rank senior in right of payment to all of our and our guarantors’ future subordinated debt. Senior Notes 2029 and the guarantees will be effectively subordinated to all of our and our guarantors’ existing and future secured debt, including the obligations under the senior credit facilities, to the extent of the value of the assets securing such secured debt.
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
Senior Notes 2028 are guaranteed on a senior unsecured basis by our existing and future wholly-owned subsidiaries that borrow or guarantee the obligations under our senior credit facilities. Senior Notes 2028 and the guarantees rank equally in right of payment with all of our and our guarantors’ existing and future senior unsubordinated debt and will rank senior in right of payment to all of our and our guarantors’ future subordinated debt. Senior Notes 2028 and the guarantees will be effectively subordinated to all of our and our guarantors’ existing and future secured debt, including the obligations under the senior credit facilities, to the extent of the value of the assets securing such secured debt.
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
Senior Secured Fixed Rate Notes
Senior Secured Notes 2027
On December 1, 2022, we issued $1 billion in aggregate principal amount of 6.90% Senior Secured Notes due 2027 (Senior Secured Notes 2027) in connection with the financing of the Micro Focus Acquisition in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Secured Notes 2027 bear interest at a rate of 6.90% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2023. Senior Secured Notes 2027 will mature on December 1, 2027, unless earlier redeemed, in accordance with their terms, or repurchased.
We may redeem all or a portion of the Senior Secured Notes 2027 at any time prior to November 1, 2027 at a redemption price equal to the greater of 100% of the principal amount of the Senior Secured Notes 2027 to be redeemed and (b) the net present value of the remaining scheduled payments of principal and interest thereon discounted to the Par Call Date less interest accrued to the date of redemption, plus accrued and unpaid interest to, but excluding, the redemption date. On or after the Par Call Date, the Company may redeem the Senior Secured Notes 2027, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes 2027 being redeemed plus accrued and unpaid interest thereon to the redemption date.
If we experience one of the kinds of change of control triggering events specified in the indenture governing the Senior Secured Notes 2027 dated as of December 1, 2022, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (the 2027 Indenture), we will be required to make an offer to repurchase the Senior Secured Notes 2027 at a price equal to 101% of the principal amount of the Senior Secured Notes 2027, plus accrued and unpaid interest, if any, to the date of purchase.
The 2027 Indenture contains covenants that limit our and certain of the Company’s subsidiaries’ ability to, among other things: (i) create certain liens and enter into sale and lease-back transactions; (ii) create, assume, incur or guarantee additional indebtedness of the Company or certain of the Company’s subsidiaries without such subsidiary becoming a subsidiary guarantor of the Senior Secured Notes 2027; and (iii) consolidate, amalgamate or merge with, or convey, transfer, lease or otherwise dispose of the Company’s property and assets substantially as an entirety to, another person. These covenants are subject to a number of important limitations and exceptions as set forth in the 2027 Indenture. The 2027 Indenture also provides for certain events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding Senior Secured Notes 2027 to be due and payable immediately.
The Senior Secured Notes 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries and are secured with the same priority as the Company’s senior credit facilities. The Senior Secured Notes 2027 and the related guarantees will be effectively senior to all of the Company’s and the guarantors’ senior unsecured debt to the extent of the value of the collateral (as defined in the 2027 Indenture) and are structurally subordinated to all existing and future liabilities of each of the Company’s existing and future subsidiaries that do not guarantee the Senior Secured Notes 2027.
The foregoing description of the 2027 Indenture does not purport to be complete and is qualified in its entirety by reference to the full text of the 2027 Indenture, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2022.
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
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the Eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of December 31, 2022, the outstanding balance on the Term Loan B bears an interest rate of 5.82%. For more information regarding the impact and discontinuance of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of December 31, 2022, our consolidated net leverage ratio was 2.0:1.
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

As of December 31, 2022, we had no outstanding balance under the Revolver (June 30, 2022—nil). On January 27, 2023, the Company drew down $450 million from the Revolver to finance the Micro Focus Acquisition.
Acquisition Term Loan
On December 1, 2022, we amended our first lien term loan facility (the Acquisition Term Loan), dated as of August 25, 2022, to increase the aggregate commitments under the senior secured delayed-draw term loan facility from an aggregate principal amount of $2.585 billion to an aggregate principal amount of $3.585 billion. On January 31, 2023, the Company drew down the entire amount of the Acquisition Term Loan, less original issuance discount and other fees, of which the net proceeds were used to finance the Micro Focus Acquisition (see Note 19 — “Acquisitions” for more details).
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan will bear interest at rates as specified in the Acquisition Term Loan.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.5:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of December 31, 2022, our consolidated net leverage ratio was 2.0:1.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver, Term Loan B and the Senior Secured Notes 2027.
As of December 31, 2022, we had no borrowings under the Acquisition Term Loan. For the three and six months ended December 31, 2022, we did not record any interest expense relating to the Acquisition Term Loan.
The foregoing description of the Acquisition Term Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the Acquisition Term Loan, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2022.
Bridge Loan
On August 25, 2022, we entered into a bridge loan agreement (Bridge Loan) which provided for commitments of up to $2 billion to finance a portion of the repayment of Micro Focus’ existing debt. On December 1, 2022, we entered into an amendment to the Bridge Loan that reallocated commitments under the Bridge Loan to the Acquisition Term Loan. In connection with the amendment to the Bridge Loan and the receipt of proceeds from the issuance of the Senior Secured Notes 2027, all remaining commitments under the Bridge Loan were reduced to zero and the Bridge Loan was terminated, which resulted in a loss on debt extinguishment of $8.1 million relating to unamortized debt issuance costs (see Note 22 “Other Income (Expense), Net” for more details).
As of December 31, 2022, we had no borrowings under the Bridge Loan. For the three and six months ended December 31, 2022, we did not record any interest expense relating to the Bridge Loan.
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
On November 4, 2021, the Board authorized a share repurchase plan (the Fiscal 2022 Repurchase Plan), pursuant to which we may purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares on the NASDAQ Global Select Market, the TSX (as part of a Fiscal 2022 Normal-Course Issuer Bid (NCIB)) and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. The price that we paid for Common Shares in open market transactions was the market price at the time of purchase or such other price as was permitted by applicable law or stock exchange rules.
The Fiscal 2022 Repurchase Plan was effected in accordance with Rule 10b-18. All Common Shares purchased by us pursuant to the Fiscal 2022 Repurchase Plan were cancelled.
During the three and six months ended December 31, 2022, we did not repurchase and cancel any Common Shares (three and six months ended December 31, 2021—1,809,559 Common Shares, respectively, for $91.0 million, respectively).
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
The TSX approved the Company's notice of intention to commence the Fiscal 2022 NCIB pursuant to which the Company could purchase Common Shares over the TSX for the period commencing November 12, 2021 until November 11, 2022 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that could be purchased in this period was 13,638,008 (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021), and the maximum number of Common Shares that could be purchased on a single day was 112,590 Common Shares, which is 25% of 450,361 (the average daily trading volume for the Common Shares on the TSX for the six months ended

October 31, 2021), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18.
Commitments and Contractual Obligations
As of December 31, 2022, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	January 1, 2023 - June 30, 2023	July 1, 2023 - June 30, 2025	July 1, 2025 - June 30, 2027	July 1, 2027 and beyond
Long-term debt obligations (1)	$6,673,929	$133,371	$1,455,308	$401,500	$4,683,750
Operating lease obligations (2)	271,645	33,886	106,807	64,331	66,621
Purchase obligations for contracts not accounted for as lease obligations	86,305	28,619	45,007	12,679	—
	$7,031,879	$195,876	$1,607,122	$478,510	$4,750,371
__________________________
(1)Includes interest up to maturity and principal payments. Please see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements for more details. The table above does not reflect the amounts drawn on the Revolver or the Acquisition Term Loan related to the financing of the Micro Focus Acquisition subsequent to December 31, 2022.
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

Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of December 31, 2022, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $72 million. As of December 31, 2022, we have provisionally paid approximately $32 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on the Condensed Consolidated Balance Sheets as of December 31, 2022.
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
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 (including any penalties) are without merit, and we are continuing to contest these reassessments. On June 30, 2022, we filed a notice of appeal with the Tax Court of Canada seeking to reverse all such reassessments (including penalties) in full and the customary court process is ongoing.
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
Interest rate risk
Our exposure to interest rate fluctuations relates primarily to our Term Loan B, Revolver and Acquisition Term Loan.
As of December 31, 2022, we had an outstanding balance of $952.5 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of December 31, 2022, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.5 million, assuming that the loan balance as of December 31, 2022 is outstanding for the entire period (June 30, 2022—$9.6 million).
As of December 31, 2022, we had no outstanding balance under the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of December 31, 2022, with no outstanding balance on the Revolver, an adverse change of one percent on the interest rate would have no effect on our annual interest payment (June 30, 2022—nil).

As of December 31, 2022, we had no borrowings under the Acquisition Term Loan. As of December 31, 2022, with no outstanding balance on the Acquisition Term Loan, an adverse change of one percent on the interest rate would have no effect on our annual interest payment (June 30, 2022—nil).
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
We have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the CAD foreign exchange forward contracts outstanding as of December 31, 2022, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark-to-market valuation on our existing foreign exchange forward contracts (June 30, 2022—$0.5 million).
Additionally, in connection with the Micro Focus Acquisition, in August 2022, the Company entered into certain derivative transactions to meet certain foreign currency obligations related to the purchase price of the Micro Focus Acquisition, mitigate the risk of foreign currency appreciation in the GBP denominated purchase price and mitigate the risk of foreign currency appreciation in the EUR denominated existing debt held by Micro Focus. The Company entered into the following derivatives: (i) three deal-contingent forward contracts, (ii) a non-contingent forward contract, and (iii) EUR/USD cross currency swaps. These instruments were entered into as economic hedges to mitigate foreign currency risks associated with the Micro Focus Acquisition. The instruments do not qualify for hedge accounting at inception.
Based on the deal contingent and non-contingent forward contracts outstanding as of December 31, 2022, a one cent change in the British Pound to U.S. dollar forward exchange rate would have caused a change of $18.0 million in the mark-to-market valuation on our existing deal-contingent forward and non-contingent forward contracts (June 30, 2022—nil).
Based on the cross currency swaps outstanding as of December 31, 2022, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $1.3 million in the mark-to-market valuation on our existing cross currency swaps (June 30, 2022—nil).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of December 31, 2022 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at December 31, 2022	U.S. Dollar Equivalent at June 30, 2022
Euro	$230,238	$254,546
British Pound	50,246	44,020
Canadian Dollar	22,594	14,640
Swiss Franc	47,714	48,674
Other foreign currencies	157,781	127,060
Total cash and cash equivalents denominated in foreign currencies	508,573	488,940
U.S. Dollar	2,312,354	1,204,801
Total cash and cash equivalents	$2,820,927	$1,693,741
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $50.9 million (June 30, 2022—$48.9 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk.”
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1A. Risk Factors
You should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2022 and our Quarterly Report on Form 10-Q for the three months ended September 30, 2022. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies.
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
•retaining key employees;
•implementing expected cost synergies of $400 million;
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
The use of cash and incurrence of substantial indebtedness in connection with the financing of the Micro Focus Acquisition may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions
We have a significant amount of indebtedness outstanding following closing the Micro Focus Acquisition. As of December 31, 2022 we had $5.3 billion of total indebtedness. In connection with the financing of the Micro Focus Acquisition, on January 27, 2023, we drew down on our Revolver for $450 million, and on January 31, 2023 we drew down the entire amount of our Acquisition Term Loan, less original issuance discount and other fees. The Acquisition Term Loan and Senior Secured Notes 2027 are secured by a first charge on substantially all of the assets of the Company and certain subsidiary guarantors on a pari passu basis with the Revolver and Term Loan B. This level of indebtedness could have important consequences to our business, including, but not limited to:
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
In addition, a breach of the restrictive covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results. For more information on our indebtedness, see Note 11 “Long-Term Debt” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As a result of the Micro Focus Acquisition, the scope and size of our operations and business has substantially changed and will result in certain incremental risks to us. We cannot provide assurance that our expansion in scope and size will be successful
The Micro Focus Acquisition substantially expands the scope and size of our business by adding substantial assets and operations to our existing business. The anticipated future growth of our business will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Our senior management’s attention may be diverted from the management of daily operations to the integration of the assets acquired in the Micro Focus Acquisition. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may also encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities and use more cash and other financial resources on integration and implementation activities than we expect. We may not be able to integrate the Micro Focus business into our existing operations on our anticipated timelines or realize the full expected economic benefits of the Micro Focus Acquisition, which may have a material adverse effect on our business, financial condition and results of operations.
We may also encounter risk, costs and expenses associated with preparing periodic reporting and consolidated financial statements following the closing of the Micro Focus Acquisition. The expansion of effective internal controls over financial reporting and adequate disclosure controls and procedures over the Micro Focus business will be necessary to provide reliable financial reports and reporting. Micro Focus identified a material weakness in its internal controls over financial reporting for the fiscal year ended October 31, 2021, which was subsequently remediated. In the course of applying our internal controls framework to the Micro Focus business we may identify other material weaknesses, significant deficiencies or other deficiencies, which could result in our determining we have a material weakness in internal controls over financial reporting which could result in an adverse reaction in the financial markets and could have a material adverse effect on our business, financial condition, results of operation and prospects. Also, Micro Focus’ historical financial statements were prepared in accordance with IFRS and have not been prepared in accordance with U.S. GAAP. Micro Focus provides public financial statements semi-annually, with a fiscal year end of October 31. Given such differences, it may be difficult for us to integrate systems in a timely fashion to produce financial statements following the closing of the Micro Focus Acquisition.
In addition, the consummation of the Micro Focus Acquisition may heighten the potential adverse effects on our business, operating results or financial condition described in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022.
We have incurred significant transaction costs in connection with the Micro Focus Acquisition that could adversely affect our results of operations
We have incurred significant transaction costs in connection with the Micro Focus Acquisition, including payment of certain fees and expenses incurred in connection with the Micro Focus Acquisition and related transactions to obtain financing for the Micro Focus Acquisition, including entering into certain derivative transactions in connection with the Micro Focus Acquisition as further described herein. We anticipate mark-to-market valuation adjustments for certain derivative transactions, based on foreign currency fluctuations. For more information on our mark-to-market derivatives, see Note 17 “Derivative Instruments and Hedging Activities” and Note 22 “Other Income (Expense), Net” to our Condensed Consolidated Financial Statements and Item 2. Management's Discussion and Analysis of Financial condition and Results of Operations. Additional unanticipated costs may be incurred in the integration process. These could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid.
Furthermore, we have incurred and may continue to incur severance expenses and restructuring charges in connection with the Micro Focus Acquisition, which may adversely affect our operating results following the closing of the Micro Focus Acquisition in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid.
Micro Focus’ provision for income taxes and any ultimate tax liability may differ from the amounts initially recorded and such differences could have an adverse effect on the combined company’s financial condition and results of operations.
As disclosed in Micro Focus’ Current Report on Form 6-K for the six months ended April 30, 2022 and Annual Report on Form 20-F for the year ended October 31, 2021, U.K. tax authorities have challenged certain historic tax filing positions of Micro Focus. Based on Micro Focus’ assessment of the value of the underlying tax benefit under dispute, and as supported by external professional advice, it believes that it has no liability in respect of these matters and therefore no tax charge was recorded in current or previous periods. Although Micro Focus believes its assessment is reasonable, no assurance can be made regarding the ultimate outcome of these matters.
Micro Focus is also subject to income taxes in numerous jurisdictions and significant judgment has been applied in determining its worldwide provision for income taxes. The provision for income taxes may be impacted by various internal and external factors that could have favorable or unfavorable effects, including changes in tax laws, regulations and/or rates, results of audits, changing interpretations of existing tax laws or regulations, changes in estimates of prior years' items, the impact of transactions completed, the structuring of activities undertaken, the application of complex transfer pricing rules, changes in the valuation of deferred tax assets and liabilities, and changes in overall mix and levels of income before taxes. Further, due to Micro Focus’ complex acquisitive history, it could become subject to additional tax audits in jurisdictions in which it has not historically been subject to examination. As a result, Micro Focus’ worldwide provision for income taxes and any ultimate tax liability may differ from the amounts initially recorded and such differences could have an adverse effect on the combined company’s financial condition and results of operations.
For more information on certain Micro Focus tax matters, see Note 10 (Taxation) to the condensed consolidated interim financial statements of Micro Focus for the six months ended April 30, 2022, included in its Current Report on Form 6-K furnished to the SEC on June 22, 2022, and Item 3.D (Risk Factors) and Note 7 (Taxation) to the consolidated financial statements of Micro Focus as of October 31, 2021, each included in the Annual Report on Form 20-F of Micro Focus for the year ended October 31, 2021.
Following completion of the Acquisition, we may inherit litigation that could materially adversely affect us.
From time to time and in the ordinary course of our business, Micro Focus has and may become involved in various legal proceedings, including commercial, product liability, employment, class action and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time consuming and expensive, could divert Micro Focus' and our management's attention away from their regular business and, if such legal proceedings are adversely resolved against Micro Focus, such result could have a material adverse effect on our combined business, operating results or financial condition following completion of the Acquisition. See Micro Focus' Current Report on Form 6-K for the six months ended April 30, 2022 and Annual Report on Form 20-F for the year ended October 31, 2021 for further information on certain Micro Focus litigation matters.

Item 6. Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
2.1	Rule 2.7 Announcement, dated August 25, 2022.	Company’s Form 8-K/A, filed August 29, 2022	Exhibit 2.1
4.1	Form of Common Share Certificate	Company’s Form 10-Q, filed November 3, 2022
4.2	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 15, 2022.	Company’s Form 8-K, filed September 15, 2022	Exhibit 4.1
4.3
Indenture governing the Company’s 6.90% senior secured notes due 2027, dated as of December 1, 2022, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee and Notes collateral agent, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 8-K, filed December 1, 2022	Exhibit 4.1
4.4	Form of the Company’s 6.90% senior secured notes due 2027 (included in Exhibit 4.1).	Company’s Form 8-K, filed December 1, 2022	Exhibit 4.2
10.1	Co-operation Agreement, dated August 25, 2022, by and between the Company, Bidco and Micro Focus International plc.	Company’s Form 8-K/A, filed August 29, 2022	Exhibit 10.1
10.2
Term Loan Credit Agreement, dated August 25, 2022, by and between the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent, and certain financial institution parties thereto.
		Company’s Form 8-K/A, filed August 29, 2022	Exhibit 10.2
10.3
First Amendment to Credit Agreement, dated December 1, 2022, by and among the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain financial institution parties thereto.
		Company’s Form 8-K, filed December 1, 2022	Exhibit 10.1
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL taxonomy extension schema.
101.CAL	Inline XBRL taxonomy extension calculation linkbase.
101.DEF	Inline XBRL taxonomy extension definition linkbase.
101.LAB	Inline XBRL taxonomy extension label linkbase.
101.PRE	Inline XBRL taxonomy extension presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: February 2, 2023

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ COSMIN BALOTA
Cosmin Balota Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)