Form 10-Q
period 2023-03-31
OPEN TEXT CORP
filed 2023-05-04
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At April 28, 2023, there were 270,747,603 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I - Financial Information
Item 1. Financial Statements
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	March 31, 2023	June 30, 2022
ASSETS	(unaudited)
Cash and cash equivalents	$1,396,817	$1,693,741
Accounts receivable trade, net of allowance for credit losses of $16,550 as of March 31, 2023 and $16,473 as of June 30, 2022 (Note 4)	676,280	426,652
Contract assets (Note 3)	61,374	26,167
Income taxes recoverable (Note 15)	47,803	18,255
Prepaid expenses and other current assets (Note 9)	250,661	120,552
Total current assets	2,432,935	2,285,367
Property and equipment (Note 5)	340,615	244,709
Operating lease right of use assets (Note 6)	297,640	198,132
Long-term contract assets (Note 3)	63,380	19,719
Goodwill (Note 7)	8,748,543	5,244,653
Acquired intangible assets (Note 8)	4,221,885	1,075,208
Deferred tax assets (Note 15)	889,143	810,154
Other assets (Note 9)	343,677	256,987
Long-term income taxes recoverable (Note 15)	89,730	44,044
Total assets	$17,427,548	$10,178,973
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$910,713	$448,607
Current portion of long-term debt (Note 11)	495,850	10,000
Operating lease liabilities (Note 6)	94,015	56,380
Deferred revenues (Note 3)	1,785,121	902,202
Income taxes payable (Note 15)	198,371	51,069
Total current liabilities	3,484,070	1,468,258
Long-term liabilities:
Accrued liabilities (Note 10)	64,120	18,208
Pension liability (Note 12)	112,168	60,951
Long-term debt (Note 11)	8,565,238	4,209,567
Long-term operating lease liabilities (Note 6)	286,025	198,695
Long-term deferred revenues (Note 3)	240,357	91,144
Long-term income taxes payable (Note 15)	189,351	34,003
Deferred tax liabilities (Note 15)	363,072	65,887
Total long-term liabilities	9,820,331	4,678,455
Shareholders’ equity:
Share capital and additional paid-in capital (Note 13)
270,479,181 and 269,522,639 Common Shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively; authorized Common Shares: unlimited	2,130,343	2,038,674
Accumulated other comprehensive income (loss) (Note 20)	(33,114)	(7,659)
Retained earnings	2,163,338	2,160,069
Treasury stock, at cost (3,216,394 and 3,706,420 shares at March 31, 2023 and June 30, 2022, respectively)	(138,700)	(159,966)
Total OpenText shareholders' equity	4,121,867	4,031,118
Non-controlling interests	1,280	1,142
Total shareholders’ equity	4,123,147	4,032,260
Total liabilities and shareholders’ equity	$17,427,548	$10,178,973
Guarantees and contingencies (Note 14)
Related party transactions (Note 24)
Subsequent events (Note 25)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenues (Note 3):
Cloud services and subscriptions	$435,449	$401,947	$1,248,774	$1,123,422
Customer support	575,884	332,514	1,209,743	1,002,626
License	139,722	80,641	310,230	263,663
Professional service and other	93,619	67,181	225,403	201,679
Total revenues	1,244,674	882,283	2,994,150	2,591,390
Cost of revenues:
Cloud services and subscriptions	157,658	136,020	423,771	377,928
Customer support	67,067	31,763	123,010	90,914
License	3,840	3,196	10,461	10,906
Professional service and other	78,526	56,693	186,390	161,459
Amortization of acquired technology-based intangible assets (Note 8)	62,639	46,564	146,139	152,333
Total cost of revenues	369,730	274,236	889,771	793,540
Gross profit	874,944	608,047	2,104,379	1,797,850
Operating expenses:
Research and development	210,731	117,730	430,629	321,517
Sales and marketing	271,013	180,955	615,354	491,133
General and administrative	127,047	88,137	282,724	231,127
Depreciation	30,577	22,370	76,609	65,535
Amortization of acquired customer-based intangible assets (Note 8)	97,237	56,215	205,121	160,764
Special charges (recoveries) (Note 18)	74,350	11,031	98,937	20,592
Total operating expenses	810,955	476,438	1,709,374	1,290,668
Income from operations	63,989	131,609	395,005	507,182
Other income (expense), net (Note 22)	85,706	24,392	59,824	29,137
Interest and other related expense, net	(104,502)	(40,238)	(183,599)	(117,538)
Income before income taxes	45,193	115,763	271,230	418,781
Provision for (recovery of) income taxes (Note 15)	(12,420)	41,041	71,979	123,757
Net income for the period	$57,613	$74,722	$199,251	$295,024
Net (income) loss attributable to non-controlling interests	(57)	(41)	(138)	(130)
Net income attributable to OpenText	$57,556	$74,681	$199,113	$294,894
Earnings per share—basic attributable to OpenText (Note 23)	$0.21	$0.28	$0.74	$1.09
Earnings per share—diluted attributable to OpenText (Note 23)	$0.21	$0.28	$0.74	$1.08
Weighted average number of Common Shares outstanding—basic (in '000's)	270,441	270,693	270,143	271,623
Weighted average number of Common Shares outstanding—diluted (in '000's)	270,650	271,211	270,173	272,439

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net income for the period	$57,613	$74,722	$199,251	$295,024
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(28,640)	(13,073)	(25,587)	(44,512)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax expense (recovery) effect of $15 and $233 for the three months ended March 31, 2023 and 2022, respectively; $(844) and $(158) for the nine months ended March 31, 2023 and 2022, respectively	38	648	(2,343)	(334)
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of $252 and $79 for the three months ended March 31, 2023 and 2022, respectively; $861 and $(24) for the nine months ended March 31, 2023 and 2022, respectively	699	219	2,388	(86)
Unrealized gain (loss) on available-for-sale financial assets:
Unrealized gain (loss) - net of tax expense (recovery) effect of $238 and $— for the three months ended March 31, 2023 and 2022, respectively; $238 and $— for the nine months ended March 31, 2023 and 2022, respectively	(900)	—	(900)	—
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax expense (recovery) effect of $(892) and $(579) for the three months ended March 31, 2023 and 2022, respectively; $318 and $(811) for the nine months ended March 31, 2023 and 2022, respectively	(3,318)	(2,033)	878	(4,517)
Amortization of actuarial (gain) loss into net income - net of tax (expense) recovery effect of $25 and $66 for the three months ended March 31, 2023 and 2022, respectively; $76 and $134 for the nine months ended March 31, 2023 and 2022, respectively	35	156	109	477
Total other comprehensive income (loss) net, for the period	(32,086)	(14,083)	(25,455)	(48,972)
Total comprehensive income	25,527	60,639	173,796	246,052
Comprehensive (income) loss attributable to non-controlling interests	(57)	(41)	(138)	(130)
Total comprehensive income attributable to OpenText	$25,470	$60,598	$173,658	$245,922

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Three Months Ended March 31, 2023
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	270,235	$2,092,079	(3,295)	$(142,126)	$2,171,236	$(1,028)	$1,223	$4,121,384
Issuance of Common Shares
Under employee stock option plans	16	479	—	—	—	—	—	479
Under employee stock purchase plans	228	5,776	—	—	—	—	—	5,776
Share-based compensation	—	36,505	—	—	—	—	—	36,505
Issuance of treasury stock	—	(4,496)	79	3,426	—	—	—	(1,070)
Dividends declared ($0.24299 per Common Share)	—	—	—	—	(65,454)	—	—	(65,454)
Other comprehensive income (loss) - net	—	—	—	—	—	(32,086)	—	(32,086)
Net income for the period	—	—	—	—	57,556	—	57	57,613
Balance as of March 31, 2023	270,479	$2,130,343	(3,216)	$(138,700)	$2,163,338	$(33,114)	$1,280	$4,123,147

	Three Months Ended March 31, 2022
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	271,006	$1,990,913	(1,476)	$(67,966)	$2,174,467	$31,349	$1,062	$4,129,825
Issuance of Common Shares
Under employee stock option plans	53	1,863	—	—	—	—	—	1,863
Under employee stock purchase plans	172	7,003	—	—	—	—	—	7,003
Share-based compensation	—	16,748	—	—	—	—	—	16,748
Purchase of treasury stock	—	—	(1,300)	(56,067)	—	—	—	(56,067)
Repurchase of Common Shares	(1,000)	(6,381)	—	—	(38,702)	—	—	(45,083)
Dividends declared ($0.2209 per Common Share)	—	—	—	—	(59,077)	—	—	(59,077)
Other comprehensive income (loss) - net	—	—	—	—	—	(14,083)	—	(14,083)
Net income for the period	—	—	—	—	74,681	—	41	74,722
Balance as of March 31, 2022	270,231	$2,010,146	(2,776)	$(124,033)	$2,151,369	$17,266	$1,103	$4,055,851

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Nine Months Ended March 31, 2023
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	269,523	$2,038,674	(3,706)	$(159,966)	$2,160,069	$(7,659)	$1,142	$4,032,260
Issuance of Common Shares
Under employee stock option plans	88	2,473	—	—	—	—	—	2,473
Under employee stock purchase plans	868	22,997	—	—	—	—	—	22,997
Share-based compensation	—	88,535	—	—	—	—	—	88,535
Issuance of treasury stock	—	(22,336)	490	21,266	—	—	—	(1,070)
Dividends declared ($0.72897 per Common Share)	—	—	—	—	(195,844)	—	—	(195,844)
Other comprehensive income (loss) - net	—	—	—	—	—	(25,455)	—	(25,455)
Net income for the period	—	—	—	—	199,113	—	138	199,251
Balance as of March 31, 2023	270,479	$2,130,343	(3,216)	$(138,700)	$2,163,338	$(33,114)	$1,280	$4,123,147

	Nine Months Ended March 31, 2022
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	271,541	$1,947,764	(1,568)	$(69,386)	$2,153,326	$66,238	$1,511	$4,099,453
Issuance of Common Shares
Under employee stock option plans	905	31,128	—	—	—	—	—	31,128
Under employee stock purchase plans	595	24,913	—	—	—	—	—	24,913
Share-based compensation	—	45,091	—	—	—	—	—	45,091
Purchase of treasury stock	—	—	(1,700)	(75,660)	—	—	—	(75,660)
Issuance of treasury stock	—	(21,013)	492	21,013	—	—	—	—
Repurchase of Common Shares	(2,810)	(17,879)	—	—	(118,238)	—	—	(136,117)
Dividends declared $0.6627 per Common Share)	—	—	—	—	(178,613)	—	—	(178,613)
Other comprehensive income (loss) - net	—	—	—	—	—	(48,972)	—	(48,972)
Distribution to non-controlling interest	—	142	—	—	—	—	(538)	(396)
Net income for the period	—	—	—	—	294,894	—	130	295,024
Balance as of March 31, 2022	270,231	$2,010,146	(2,776)	$(124,033)	$2,151,369	$17,266	$1,103	$4,055,851

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income for the period	$199,251	$295,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	427,869	378,632
Share-based compensation expense	88,398	45,091
Pension expense	5,806	4,883
Amortization of debt issuance costs	8,496	3,936
Write-off of right of use assets	7,119	—
Loss on extinguishment of debt	8,152	27,413
Loss on sale and write down of property and equipment	1,428	96
Deferred taxes	(178,700)	43,332
Share in net (income) loss of equity investees	11,547	(59,103)
Changes in financial instruments	112,567	—
Changes in operating assets and liabilities:
Accounts receivable	141,269	68,428
Contract assets	(29,896)	(27,208)
Prepaid expenses and other current assets	(65,186)	(15,722)
Income taxes	131,517	(11,235)
Accounts payable and accrued liabilities	(137,674)	(65,738)
Deferred revenue	(42,631)	25,642
Other assets	(5,998)	16,527
Operating lease assets and liabilities, net	(19,430)	(128)
Net cash provided by operating activities	663,904	729,870
Cash flows from investing activities:
Additions of property and equipment	(99,772)	(54,937)
Purchase of Micro Focus, net of cash acquired	(5,655,606)	—
Purchase of Zix Corporation, net of cash acquired	—	(856,175)
Purchase of Bricata Inc.	—	(17,927)
Realized gain on financial instruments	131,248	—
Other investing activities	(873)	(3,922)
Net cash used in investing activities	(5,625,003)	(932,961)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	25,172	56,476
Proceeds from long-term debt and Revolver	4,927,450	1,500,000
Repayment of long-term debt and Revolver	(16,463)	(857,500)
Debt extinguishment costs	—	(24,969)
Debt issuance costs	(77,209)	(17,159)
Repurchase of Common Shares	—	(136,117)
Purchase of treasury stock	—	(75,660)
Distribution to non-controlling interest	—	(396)
Payments of dividends to shareholders	(194,481)	(178,613)
Other financing activities	(2,193)	—
Net cash provided by financing activities	4,662,276	266,062
Foreign exchange gain (loss) on cash held in foreign currencies	2,632	(36,920)
Increase (decrease) in cash, cash equivalents and restricted cash during the period	(296,191)	26,051
Cash, cash equivalents and restricted cash at beginning of the period	1,695,911	1,609,800
Cash, cash equivalents and restricted cash at end of the period	$1,399,720	$1,635,851

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

Reconciliation of cash, cash equivalents and restricted cash:	March 31, 2023	March 31, 2022
Cash and cash equivalents	$1,396,817	$1,633,702
Restricted cash (1)	2,903	2,149
Total cash, cash equivalents and restricted cash	$1,399,720	$1,635,851
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

Supplemental cash flow disclosures (Note 6 and Note 21)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2023
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company.” We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), which as of March 31, 2023, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
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

These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the consolidated financial results of Micro Focus International Limited, formerly Micro Focus International plc, and its subsidiaries (Micro Focus), with effect from February 1, 2023 (see below and Note 19 “Acquisitions”).
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

Acquisition of Micro Focus
On January 31, 2023, we acquired all of the issued and to be issued share capital of Micro Focus (the Micro Focus Acquisition) for a total purchase price of $6.2 billion, inclusive of Micro Focus’ cash and repayment of Micro Focus’ outstanding indebtedness, subject to final adjustments.
In connection with the financing of the Micro Focus Acquisition, concurrent with the announcement of the acquisition on August 25, 2022, the Company entered into the Acquisition Term Loan and Bridge Loan (each as defined below) as well as certain derivative transactions. On December 1, 2022, the Company issued and sold $1.0 billion in aggregate principal amount of 6.90% Senior Secured Notes due 2027 (Senior Secured Notes 2027), amended the Acquisition Term Loan and terminated the Bridge Loan. On January 31, 2023, we drew down the entire aggregate principal amount of $3.585 billion of the Acquisition Term Loan, net of original issuance discount and other fees, and drew down $450 million under the Revolver (as defined below). We used these proceeds and cash on hand to fund the purchase price consideration and repayment of Micro Focus’ outstanding indebtedness. In conjunction with the closing of the Micro Focus Acquisition, the deal-contingent forward contracts and non-contingent forward contract, as described in Note 17 “Derivative Instruments and Hedging Activities,” were settled.
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted in Fiscal 2023
During the three and nine months ended March 31, 2023, there have been no new Accounting Standards Updates (ASU) or changes in accounting pronouncements that have had a material impact to our reported financial position, results of operations or cash flows.

NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Total Revenues by Geography:
Americas (1)	$750,999	$560,969	$1,892,389	$1,615,967
EMEA (2)	379,430	252,888	843,088	764,707
Asia Pacific (3)	114,245	68,426	258,673	210,716
Total revenues	$1,244,674	$882,283	$2,994,150	$2,591,390

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$435,449	$401,947	$1,248,774	$1,123,422
Customer support revenue	575,884	332,514	1,209,743	1,002,626
Total recurring revenues	$1,011,333	$734,461	$2,458,517	$2,126,048
License revenue (perpetual, term and subscriptions)	139,722	80,641	310,230	263,663
Professional service and other revenue	93,619	67,181	225,403	201,679
Total revenues	$1,244,674	$882,283	$2,994,150	$2,591,390

Total Revenues by Timing of Revenue Recognition:
Point in time	$139,722	$80,641	$310,230	$263,663
Over time (including professional service and other revenue)	1,104,952	801,642	2,683,920	2,327,727
Total revenues	$1,244,674	$882,283	$2,994,150	$2,591,390
_____________________________
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

The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of March 31, 2023 (1)	As of June 30, 2022
Short-term contract assets	$61,374	$26,167
Long-term contract assets	$63,380	$19,719
Short-term deferred revenues	$1,785,121	$902,202
Long-term deferred revenues	$240,357	$91,144
______________________
(1)As of March 31, 2023, the deferred revenue and contract assets balances related to the Micro Focus Acquisition are $992.8 million and $83.1 million, respectively.
The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the nine months ended March 31, 2023, we reclassified $37.7 million (nine months ended March 31, 2022 — $26.6 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three and nine months ended March 31, 2023 and 2022, respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to cloud services and customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the nine months ended March 31, 2023 that was included in the deferred revenue balances at June 30, 2022 was $813 million (nine months ended March 31, 2022—$775 million).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2022:

Capitalized costs to obtain a contract as of June 30, 2022	$82,562
New capitalized costs incurred	35,663
Amortization of capitalized costs	(24,252)
Impact of foreign exchange rate changes	233
Capitalized costs to obtain a contract as of March 31, 2023	$94,206
During the three and nine months ended March 31, 2023 and 2022, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to Note 9 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2023, approximately $2.5 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 47% of this amount over the next 12 months and the remaining balance substantially over the next three years thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following illustrates the activity in our allowance for credit losses on accounts receivable, since June 30, 2022:

Balance as of June 30, 2022	$16,473
Credit loss expense (recovery)	(558)
Write-off / adjustments	635
Balance as of March 31, 2023	$16,550
Included in accounts receivable are unbilled receivables in the amount of $72.2 million as of March 31, 2023 (June 30, 2022—$47.9 million).
As of March 31, 2023, we have an allowance for credit losses of $0.4 million for contract assets (June 30, 2022—$0.7 million). For additional information on contract assets please see Note 3 “Revenues.”
NOTE 5—PROPERTY AND EQUIPMENT

	As of March 31, 2023
	Cost	Accumulated Depreciation	Net
Computer hardware	$376,210	$(248,045)	$128,165
Computer software	166,501	(130,889)	35,612
Capitalized software development costs	206,854	(115,263)	91,591
Leasehold improvements	119,168	(92,429)	26,739
Land and buildings	61,457	(17,557)	43,900
Furniture, equipment and other	55,500	(40,892)	14,608
Total	$985,690	$(645,075)	$340,615

	As of June 30, 2022
	Cost	Accumulated Depreciation	Net
Computer hardware	$332,462	$(226,341)	$106,121
Computer software	142,094	(117,026)	25,068
Capitalized software development costs	149,053	(101,874)	47,179
Leasehold improvements	107,739	(86,514)	21,225
Land and buildings	49,011	(16,633)	32,378
Furniture, equipment and other	52,381	$(39,643)	12,738
Total	$832,740	$(588,031)	$244,709
NOTE 6—LEASES
We enter into operating leases, both domestically and internationally, for certain facilities, automobiles, data centers and equipment for use in the ordinary course of business. The duration of the majority of these leases generally ranges from 1 to 10 years, some of which include options to extend for an additional 3 to 5 years after the initial term. Additionally, the land upon which our headquarters in Waterloo, Ontario, Canada is located is leased from the University of Waterloo for a period of 49 years beginning in December 2005, with an option to renew for an additional term of 49 years. Leases with an initial term of 12 months or less are not recorded on our Condensed Consolidated Balance Sheets.
As part of the Micro Focus Acquisition, we acquired $164.4 million of operating lease liabilities along with the respective right of use assets and $12.9 million of finance lease liabilities along with the respective finance lease receivable. The finance lease liabilities are comprised of equipment lease arrangements with an average duration of 4 to 5 years of which all are currently being sublet.

The following illustrates the Condensed Consolidated Balance Sheets information related to leases:

		As of March 31, 2023	As of June 30, 2022
Operating Leases	Balance Sheet Location
Operating lease right of use assets	Operating lease right of use assets	$297,640	$198,132

Operating lease liabilities (current)	Operating lease liabilities	$94,015	$56,380
Operating lease liabilities (noncurrent)	Long-term operating lease liabilities	286,025	198,695
Total operating lease liabilities		$380,040	$255,075

Finance Leases
Finance lease receivables (current)	Prepaid expenses and other current assets	$4,589	$—
Finance lease receivables (noncurrent)	Other assets	6,705	—
Total finance lease receivables		$11,294	$—

Finance lease liabilities (current)	Accounts payable and accrued liabilities	$5,362	$—
Finance lease liabilities (noncurrent)	Accrued liabilities	6,739	—
Total finance lease liabilities		$12,101	$—
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of March 31, 2023	As of June 30, 2022
Weighted-average remaining lease term
Operating leases	5.78 years	6.13 years
Finance leases	2.59 years	0 years
Weighted-average discount rate
Operating leases	4.42%	2.95%
Finance leases	5.62%	—
The following illustrates the various components of lease costs for the period indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Operating lease cost	$20,923	$16,158	$49,225	$47,121
Short-term lease cost	1,696	223	2,253	532
Variable lease cost	1,204	891	2,404	2,056
Sublease income	(3,018)	(3,087)	(8,834)	(6,945)
Total lease cost	$20,805	$14,185	$45,048	$42,764

The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of lease liabilities, and, as such, are excluded from the amounts below:

	Nine Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$62,282	$53,200
Finance leases	$989	$—
Right of use assets obtained in exchange for new lease liabilities:
Operating leases (1) (2)	$28,579	$24,880
______________________
(1)The nine months ended March 31, 2023 excludes the impact of $129.3 million of right of use assets obtained through the Micro Focus Acquisition. See Note 19 “Acquisitions” for further details including the finalization of the purchase price allocation for the Micro Focus Acquisition.
(2)The nine months ended March 31, 2022 excludes the impact of $8.1 million of right of use assets obtained through the acquisition of Zix Corporation. See Note 19 “Acquisitions” for further details including the finalization of the purchase price allocation for the acquisition of Zix Corporation.
The following table presents the future minimum lease payments under our leases liabilities as of March 31, 2023:

Fiscal years ending June 30,	Operating Leases	Finance Leases
2023 (three months ended)	$28,363	$1,475
2024	104,554	5,720
2025	80,842	3,366
2026	57,657	1,938
2027	49,011	459
Thereafter	107,344	—
Total lease payments	$427,771	$12,958
Less: Imputed interest	(47,731)	(857)
Total	$380,040	$12,101
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $3.5 million over the remainder of Fiscal 2023 and $46.8 million thereafter.
NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2022:

Balance as of June 30, 2022	$5,244,653
Acquisition of Micro Focus (Note 19)	3,507,075
Acquisition of Zix Corporation (Note 19)	4,878
Impact of foreign exchange rate changes	(8,063)
Balance as of March 31, 2023	$8,748,543

NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2023
	Cost	Accumulated Amortization	Net
Technology assets	$1,802,589	$(308,166)	$1,494,423
Customer assets	3,650,068	(922,606)	2,727,462
Total	$5,452,657	$(1,230,772)	$4,221,885

	As of June 30, 2022
	Cost	Accumulated Amortization	Net
Technology assets	$999,032	$(738,710)	$260,322
Customer assets	1,595,219	(780,333)	814,886
Total	$2,594,251	$(1,519,043)	$1,075,208
Where applicable, the above balances as of March 31, 2023 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the nine months ended March 31, 2023. The impact of this resulted in a reduction of $578 million to technology assets and $64 million to customer assets.
The balances as of March 31, 2023 include $1.4 billion of intangible technology assets and $2.1 billion of intangible customer assets acquired through the Micro Focus Acquisition. See Note 19 “Acquisitions” for further details including the finalization of the purchase price allocation for the Micro Focus Acquisition.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2023 (three months ended)	$197,194
2024	743,983
2025	631,788
2026	588,646
2027	518,602
2028 and Thereafter	1,541,672
Total	$4,221,885

NOTE 9—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of March 31, 2023	As of June 30, 2022
Deposits and restricted cash	$2,858	$6,300
Capitalized costs to obtain a contract	38,898	27,077
Short-term prepaid expenses and other current assets	208,905	87,175
Total	$250,661	$120,552
Other assets:

	As of March 31, 2023	As of June 30, 2022
Deposits and restricted cash	$21,662	$6,462
Capitalized costs to obtain a contract	55,308	55,484
Investments	159,503	173,205
Available-for-sale financial assets	39,313	—
Long-term prepaid expenses and other long-term assets	67,891	21,836
Total	$343,677	$256,987
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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and is subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (see Note 22 “Other Income (Expense), Net”). During the three and nine months ended March 31, 2023, our share of income (loss) from these investments was $(4.7) million and $(11.5) million, respectively (three and nine months ended March 31, 2022—$27.7 million and $59.1 million, respectively).
As part of the Micro Focus Acquisition, we acquired the rights to certain available-for-sale financial assets. A portion of the available-for-sale financial assets relate to contractual arrangements under insurance policies held by the Company with guaranteed interest rates that are utilized to meet certain pension and post retirement obligations but do not meet the definition of a plan asset. The remaining portion of available-for-sale financial assets are primarily comprised of various debt and equity funds, which are valued utilizing market quotes provided by our third-party custodian. These arrangements are treated as available-for-sale financial assets measured at fair value quarterly (see Note 16 “Fair Value Measurement”) with unrealized gains and losses recorded within “Other Comprehensive Income (Loss) Net” (see Note 20 “Accumulated Other Comprehensive Income (Loss)”).
Prepaid expenses and other assets, both short-term and long-term, include advance payments on licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.

NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of March 31, 2023	As of June 30, 2022
Accounts payable—trade	$179,807	$113,978
Accrued salaries, incentives and commissions	281,307	193,421
Accrued liabilities	238,432	80,672
Accrued sales and other tax liabilities	25,648	20,423
Derivative liability (1)	124,492	892
Accrued interest on long-term debt	52,069	31,813
Amounts payable in respect of restructuring and other special charges	4,257	3,589
Asset retirement obligations	4,701	3,819
Total	$910,713	$448,607
______________________
(1)Represents the liability related to our derivative instrument activity (see Note 17 “Derivative Instruments and Hedging Activities”).
Long-term accrued liabilities:

	As of March 31, 2023	As of June 30, 2022
Amounts payable in respect of restructuring and other special charges	$8,719	$5,702
Other accrued liabilities	31,617	563
Asset retirement obligations	23,784	11,943
Total	$64,120	$18,208
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of March 31, 2023, the present value of this obligation was $28.5 million (June 30, 2022—$15.8 million), with an undiscounted value of $31.7 million (June 30, 2022—$16.4 million). As of March 31, 2023, the present value of this obligation and the undiscounted value related to the Micro Focus Acquisition was $12.4 million and $15.1 million, respectively.

NOTE 11—LONG-TERM DEBT

	As of March 31, 2023	As of June 30, 2022
Total debt
Senior Notes 2031	$650,000	$650,000
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	850,000
Senior Notes 2028	900,000	900,000
Senior Secured Notes 2027	1,000,000	—
Term Loan B	950,000	957,500
Acquisition Term Loan	3,576,038	—
Revolver	450,000	—
Total principal payments due	9,276,038	4,257,500

Discount on Acquisition Term Loan	(105,529)	—
Debt issuance costs (1)	(109,421)	(37,933)
Total amount outstanding	9,061,088	4,219,567
Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Acquisition Term Loan	35,850	—
Revolver	450,000	—
Total current portion of long-term debt	495,850	10,000

Non-current portion of long-term debt	$8,565,238	$4,209,567
______________________
(1)During three and nine months ended March 31, 2023, we recorded $8.5 million and $78.0 million of debt issuance costs, respectively, relating to the issuance of Senior Secured Notes 2027 and Acquisition Term Loan. Additionally, upon closing of the Micro Focus Acquisition, all deferred debt issuance costs related to the Acquisition Term Loan previously included in “Other assets” have been reclassified to debt issuance costs.
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
For the three and nine months ended March 31, 2023, we recorded interest expense of $6.7 million and $20.1 million, respectively, relating to Senior Notes 2031 (three and nine months ended March 31, 2022 $6.7 million and $9.4 million, respectively).
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
For the three and nine months ended March 31, 2023, we recorded interest expense of $9.3 million and $27.9 million, respectively, relating to Senior Notes 2030 (three and nine months ended March 31, 2022—$9.3 million and $27.9 million, respectively).
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
For the three and nine months ended March 31, 2023, we recorded interest expense of $8.2 million and $24.6 million, respectively, relating to Senior Notes 2029 (three and nine months ended March 31, 2022—$8.2 million and $11.5 million, respectively).
Senior Notes 2028
On February 18, 2020, we issued $900 million in aggregate principal amount of 3.875% Senior Notes due 2028 (Senior Notes 2028, and together with the Senior Notes 2031, Senior Notes 2030, Senior Notes 2029 and Senior Notes 2027, the Senior Notes) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2028 bear interest at a rate of 3.875% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2028 will mature on February 15, 2028, unless earlier redeemed, in accordance with their terms, or repurchased.
For the three and nine months ended March 31, 2023, we recorded interest expense of $8.7 million and $26.1 million, respectively, relating to Senior Notes 2028 (three and nine months ended March 31, 2022—$8.7 million and $26.1 million, respectively).
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
For the three and nine months ended March 31, 2023, we did not record any interest expense relating to Senior Notes 2026 (three and nine months ended March 31, 2022—nil and $21.9 million, respectively).
Senior Secured Fixed Rate Notes
Senior Secured Notes 2027
On December 1, 2022, we issued $1 billion in aggregate principal amount of Senior Secured Notes 2027 in connection with the financing of the Micro Focus Acquisition in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the

Securities Act. Senior Secured Notes 2027 bear interest at a rate of 6.90% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2023. Senior Secured Notes 2027 will mature on December 1, 2027, unless earlier redeemed, in accordance with their terms, or repurchased.
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
For the three and nine months ended March 31, 2023, we recorded interest expense of $17.3 million and $23.1 million, relating to Senior Secured Notes 2027 (three and nine months ended March 31, 2022—nil).
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
Term Loan B has a seven-year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to 1.75% plus London Interbank Offered Rate (LIBOR). As of March 31, 2023, the outstanding balance on the Term Loan B bears an interest rate of 6.38%. For more information regarding the impact and discontinuance of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2023, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.3:1.
For the three and nine months ended March 31, 2023, we recorded interest expense of $15.0 million and $37.9 million, respectively, relating to Term Loan B (three and nine months ended March 31, 2022—$4.5 million and $13.6 million, respectively).
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B, the Acquisition Term Loan and Senior Secured Notes 2027. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. For more information regarding the impact and discontinuance of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022. During the third quarter of Fiscal 2023, the Company drew down $450.0 million from the Revolver to partially fund the Micro Focus Acquisition, and as of March 31, 2023, $450 million remains outstanding (June 30, 2022—nil). In April 2023, the Company paid $175 million drawn under the Revolver.
For the three and nine months ended March 31, 2023, we recorded interest expense of $5.0 million, respectively, relating to the Revolver (three and nine months ended March 31, 2022—nil).
Acquisition Term Loan
On December 1, 2022, we amended our first lien term loan facility (the Acquisition Term Loan), dated as of August 25, 2022, to increase the aggregate commitments under the senior secured delayed-draw term loan facility from an aggregate principal amount of $2.585 billion to an aggregate principal amount of $3.585 billion. During the third quarter of Fiscal 2023, the Company drew down $3.585 billion from the Acquisition Term Loan, net of original issuance discount of 3% and other fees (see Note 19 “Acquisitions” for more details).
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to 3.5% plus Term Secured Overnight Financing Rate (SOFR) and the SOFR adjustment. As of March 31, 2023, the outstanding balance on the Acquisition Term Loan bears an interest rate of 8.22%.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.5:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of March 31, 2023, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.3:1.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver, Term Loan B and the Senior Secured Notes 2027.
For the three and nine months ended March 31, 2023, we recorded interest expense of $48.1 million, respectively, relating to the Acquisition Term Loan (three and nine months ended March 31, 2022—nil, respectively).
Bridge Loan
On August 25, 2022, we entered into a bridge loan agreement (Bridge Loan) which provided for commitments of up to $2.0 billion to finance a portion of the repayment of Micro Focus’ existing debt. On December 1, 2022, we entered into an amendment to the Bridge Loan that reallocated commitments under the Bridge Loan to the Acquisition Term Loan. In connection with the amendment to the Bridge Loan and the receipt of proceeds from the issuance of the Senior Secured Notes 2027, all remaining commitments under the Bridge Loan were reduced to zero and the Bridge Loan was terminated, which resulted in a loss on debt extinguishment of $8.2 million relating to unamortized debt issuance costs (see Note 22 “Other Income (Expense), Net” for more details).
For the three and nine months ended March 31, 2023, we did not have any borrowings or record any interest expense relating to the Bridge Loan (three and nine months ended March 31, 2022—nil, respectively).
Debt Issuance Costs
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our credit facilities and issuing our Senior Notes and are being amortized through interest expense over the respective terms of the Senior Notes, Term Loan B, and Acquisition Term Loan using the effective interest method and straight-line method for the Revolver. Additionally, upon drawing on the Acquisition Term Loan, all deferred debt issuance costs previously included in “Other Assets” were reclassified to debt issuance costs.
NOTE 12—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The Company has 44 pension and other post retirement plans in multiple countries, including 31 defined benefit and other post retirement benefit plans which were assumed as part of the Micro Focus Acquisition (see Note 19 “Acquisitions” for more details). All of our pension and other post retirement plans are located outside of Canada and the United States. The plans are primarily located in Germany, which make up approximately 71% of the total net benefit pension obligations.
Defined Benefit and Other Post Retirement Benefit Plans
Our defined benefit pension plans include a mix of final salary type plans which provide for retirement, old age, disability and survivor’s benefits. Final salary pension plans provide benefits to members either in the form of a lump sum payment or a guaranteed level of pension payable for life in the case of retirement, disability and death. Benefits under our final salary type plans are generally based on the participant’s age, compensation and years of service as well as the social security ceiling and other factors. Many of these plans are closed to new members. The net periodic costs of these plans are determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs.
Other post retirement plans include statutory plans that offer termination, indemnity or other end of service benefits. Many of these plans were assumed through our acquisitions or are required by local regulatory and statutory requirements. All of our defined benefit and other post retirement plans are included in the aggregate projected benefit obligation within “Pension liability” on our Condensed Consolidated Balance Sheets.
As part of the Micro Focus Acquisition (see Note 19 “Acquisitions” for more details), we assumed a total of 31 defined benefit plans, all located outside of Canada and the United States. As of March 31, 2023, these assumed plans carried a net liability of $50 million and are funded at 74% of the defined benefit obligations. Plan assets that partially fund these assumed defined benefit obligations are primarily classified within Level 1 and Level 2 of the fair value hierarchy and consist primarily of investments in equity and debt funds. As of March 31, 2023, the fair value of these acquired plan assets was $141 million.
The following are details of net pension expense relating to the defined benefit pension plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Pension expense:
Service cost	$2,084	$1,139	$4,191	$2,910
Interest cost	2,208	564	4,210	1,466
Expected return of plan assets	(1,946)	(52)	(2,780)	(160)
Amortization of actuarial (gains) losses	60	222	185	678
Net pension expense	$2,406	$1,873	$5,806	$4,894
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under “Interest and other related expense, net” on our Condensed Consolidated Statements of Income.
The Company does not intend to make cash contributions to the above plans unless required by local regulatory or statutory requirements. Additionally, the Company does not expect to make significant cash contributions to its pension and other post retirement plans in Fiscal 2023.
NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three and nine months ended March 31, 2023, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.24299 and $0.72897 per Common Share, respectively, in the aggregate amount of $64.9 million and $194.5 million, respectively, which we paid during the same period (three and nine months ended March 31, 2022—$0.2209 and $0.6627 per Common Share, respectively, in the aggregate amount of $59.1 million and $178.6 million, respectively).
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
During the three and nine months ended March 31, 2023, we did not repurchase any Common Shares on the open market for potential settlement of awards under our LTIP or other plans as described below (three and nine months ended March 31, 2022—1,300,000 and 1,700,000 Common Shares, respectively, at a cost of $56.1 million and $75.7 million, respectively).
During the three and nine months ended March 31, 2023, we delivered to eligible participants 78,650 and 490,026 Common Shares, respectively, that were purchased in the open market in connection with the settlement of awards and other plans (three and nine months ended March 31, 2022—nil and 491,244 Common Shares, respectively).

Share Repurchase Plan
On November 4, 2021, the Board authorized a share repurchase plan (Fiscal 2022 Repurchase Plan), pursuant to which we may purchase in open market transactions, from time to time over the 12-month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares.
During the three and nine months ended March 31, 2023, we did not repurchase and cancel any Common Shares (three and nine months ended March 31, 2022—1,000,000 and 2,809,559 Common Shares, respectively, for $45.1 million and $136.1 million, respectively).
Share-Based Payments
Share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Stock Options (issued under Stock Option Plans)	$3,908	$3,442	$13,217	$12,457
Performance Share Units (issued under LTIP)	4,763	2,980	14,023	10,151
Restricted Share Units (issued under LTIP)	2,480	1,694	7,299	5,790
Restricted Share Units (other)	23,316	6,482	46,673	9,229
Deferred Share Units (directors)	889	915	3,138	3,069
Employee Stock Purchase Plan	1,012	1,235	4,048	4,395
Total share-based compensation expense	$36,368	$16,748	$88,398	$45,091

A summary of unrecognized compensation cost for unvested shared-based payment awards is as follows:

	As of March 31, 2023
	Unrecognized Compensation Cost	Weighted Average Recognition Period (years)
Stock Options (issued under Stock Option Plans)	53,684.6	2.6
Performance Share Units (issued under LTIP)	33,643.3	2.0
Restricted Share Units (issued under LTIP)	17,100.1	2.0
Restricted Share Units (other)	140,740.7	1.7
Total unrecognized share-based compensation cost	$245,168.7
Stock Option Plans
Stock Options
A summary of activity under our stock option plans for the nine months ended March 31, 2023 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2022	8,820,662	$42.74	4.68	$7,111
Granted	4,799,650	30.94
Exercised	(88,142)	28.06
Forfeited or expired	(885,678)	43.98
Outstanding at March 31, 2023	12,646,492	$38.28	4.91	$44,333
Exercisable at March 31, 2023	3,959,892	$39.63	3.03	$7,242
As of March 31, 2023, 5,680,872 options to purchase Common Shares were available for issuance under our stock option plans.

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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Weighted–average fair value of options granted	$7.94	$8.31	$6.61	$9.08
Weighted-average assumptions used:
Expected volatility	29.66%	26.06%	28.65%	26.37%
Risk–free interest rate	3.82%	1.54%	4.00%	1.06%
Expected dividend yield	2.74%	1.94%	3.10%	1.75%
Expected life (in years)	4.21	4.14	4.20	4.15
Forfeiture rate (based on historical rates)	7%	7%	7%	7%
Average exercise share price	$34.70	$44.45	$30.69	$48.69
Performance Options
During the three and nine months ended March 31, 2023, we granted zero and 1,000,000 performance options, respectively (during the three and nine months ended March 31, 2022—nil, respectively).
For the period in which performance options were granted, the weighted-average fair value of performance options and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

Nine Months Ended March 31,
2023
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
Performance Share Units (Issued Under LTIP)
A summary of activity under our performance share units issued under the LTIP for the nine months ended March 31, 2023 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2022	812,937	$61.29	1.89	$30,762
Granted (1)	537,016	54.46
Vested (1)	(224,593)	41.75
Forfeited or expired	(93,529)	63.94
Outstanding at March 31, 2023	1,031,831	$61.65	2.01	$39,777
______________________
(1)PSUs are earned based on market conditions and the actual number of PSUs earned, if any, is dependent upon performance and may range from 0 to 200 percent.
For the periods indicated, the weighted-average fair value of PSUs issued under LTIP, and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Nine Months Ended March 31,
	2023	2022
Weighted–average fair value of performance share units granted	$43.10 - $55.06	$69.78 - $75.15
Weighted-average assumptions used:
Expected volatility	29% - 31%	28.00%
Risk–free interest rate	3.13% - 3.39%	0.45% - 0.71%
Expected dividend yield	—%	1.70% - 1.80%
Expected life (in years)	3.11	3.10
Restricted Share Units (Issued Under LTIP)
A summary of activity under our RSUs issued under the LTIP for the nine months ended March 31, 2023 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2022	611,743	$44.14	1.62	$23,148
Granted	402,752	38.81
Vested	(147,223)	36.83
Forfeited or expired	(80,209)	43.82
Outstanding at March 31, 2023	787,063	$42.13	1.94	$30,341
Restricted Share Units (Other)
In addition to the grants made in connection with the LTIP discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. RSUs (other) vest over a specified contract date, typically two or three years from the respective date of grants.

A summary of activity under our RSUs (other) issued for the nine months ended March 31, 2023 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2022	2,593,707	$44.90	2.86	$98,146
Granted	3,482,503	30.43
Vested	(199,055)	40.79
Forfeited or expired	(219,978)	41.03
Outstanding at March 31, 2023	5,657,177	$35.89	2.20	$218,084
Deferred Share Units (DSUs)
The DSUs are granted to certain non-employee directors. DSUs are issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
During the three and nine months ended March 31, 2023, we settled 30,273 DSUs, respectively, at a cost of $1.1 million, respectively, (three and nine months ended March 31, 2022—nil DSUs, respectively, at a cost of nil, respectively).
A summary of activity under our deferred share units issued for the nine months ended March 31, 2023 is as follows:

	Units	Weighted-Average Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2022 (1)	885,701	$31.49	0.36	$33,515
Granted	132,827	29.19
Settled	(30,273)	$40.46
Outstanding at March 31, 2023 (2)	988,255	$29.55	0.61	$38,097
______________________
(1)    Includes 55,520 unvested DSUs.
(2)    Includes 90,906 unvested DSUs.
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%. During the three and nine months ended March 31, 2023, 266,297 and 848,647 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and nine months ended March 31, 2022—246,473 and 644,986 Common Shares, respectively). During the three and nine months ended March 31, 2023, cash in the amount of $8.7 million and $22.5 million, respectively was received from employees relating to the ESPP (three and nine months ended March 31, 2022—$8.9 million and $25.3 million, respectively).

NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2023 - June 30, 2023	July 1, 2023 - June 30, 2025	July 1, 2025 - June 30, 2027	July 1, 2027 and beyond
Long-term debt obligations (1)	$12,653,743	$173,013	$2,616,207	$1,050,435	$8,814,088
Purchase obligations for contracts not accounted for as lease obligations (2)	192,102	15,734	114,106	62,262	—
	$12,845,845	$188,747	$2,730,313	$1,112,697	$8,814,088
______________________
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of March 31, 2023, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $73 million. As of March 31, 2023, we have provisionally paid approximately $32 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on the Condensed Consolidated Balance Sheets as of March 31, 2023.
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
The CRA has audited Fiscal 2017 and Fiscal 2018 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 and Fiscal 2018 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 and Fiscal 2018 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017 and Fiscal 2018 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017 and on March 15, 2023, we filed our notice of objection regarding the reassessment in respect of Fiscal 2018. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and Fiscal 2018 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 and Fiscal 2018 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2024 while the matter is in dispute.
We will continue to vigorously contest the adjustments to our taxable income and any penalty and interest assessments, as well as any reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Condensed Consolidated Financial Statements. The CRA is currently in preliminary stages of auditing Fiscal 2019.
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS) (the Luna Complaint). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the Securities Actions). On November 21, 2019, the district court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. On October 22, 2020, the district court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit. On December 21, 2021, the United States Court of Appeals for the First Circuit issued a decision reversing and remanding the Securities Actions to the district court for further proceedings. The parties are engaged in discovery. The defendants remain confident in their position, believe the Securities Actions are without merit, and will continue to vigorously defend the matter.
Carbonite vs Realtime Data
On February 27, 2017, before our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (Realtime Data) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas captioned Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL). Therein, it alleged that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S. District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the same asserted patents against other companies. After a stay pending appeal in one of those suits, on January 21, 2021, the district court held a hearing to construe the claims of the asserted patents. As to the fourth patent asserted against Carbonite, on September 24, 2019, the U.S. Patent & Trademark Office Patent Trial and Appeal Board invalidated certain claims of that patent, including certain claims that had been asserted against Carbonite. The parties then jointly stipulated to dismiss that patent from this action. On August 23, 2021, in one of the suits against other companies, the District of Delaware (No. 1:17-cv-800), held all of the patents asserted against Carbonite to be invalid. Realtime Data has appealed that decision to the U.S. Court of Appeals for the Federal Circuit. We continue to vigorously defend the matter, and the U.S. District Court for the District of Massachusetts has issued a claim construction order. We have not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and we remain unable to reasonably estimate a possible loss or range of loss associated with this litigation.
Other Matters
Please see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022, Part II, Item 1A “Risk Factors” included elsewhere within this Quarterly Report on Form 10-Q as well as Micro Focus’ Audited Consolidated Financial Statements for the years ended October 31, 2022 and 2021, included in our Form 8-K/A filed on April 10, 2023, related to certain historical matters arising prior to the Micro Focus Acquisition.
NOTE 15—INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2023, was (27.5)%, compared to a provision of 35.5% for the three months ended March 31, 2022. The Company’s effective tax rate for the nine months ended March 31, 2023, was 26.5%, compared to a provision of 29.6% for the nine months ended March 31, 2022.
The Company’s effective tax rate for the three months ended March 31, 2023, differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to the internal reorganization and a pre-tax gain created by the mark-to-market valuation on the derivatives not designated as hedges that the Company entered into in connection with the Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements). The mark-to-market gains in the quarter are considered capital in nature for income tax purposes and 50% of realized gains are not taxable. Other items impacting the rate include permanent items such as disallowed stock-based compensation and foreign income inclusions, offset by research and development credits, foreign tax credits and a net decrease in uncertain tax positions. The Company’s effective tax rate for the three months ended March 31, 2022 differs from the Canadian statutory rate primarily due to US Base Erosion and Anti-Abuse Tax (BEAT), partially offset by research and development credits and tax benefits related to stock-based compensation deductions.
The Company’s effective tax rate for the nine months ended March 31, 2023, differs from the Canadian statutory rate of 26.5% primarily due to a net increase in uncertain tax positions, US BEAT and permanent items such as disallowed stock-based compensation and foreign passive income inclusion, partially offset by research and development credits, foreign tax credits, 50% non-taxable portion of capital gains on mark-to-market derivatives not designated as a hedge and tax benefits of internal reorganizations. The Company’s effective tax rate for the nine months ended March 31, 2022, differs from the Canadian statutory rate primarily due to US BEAT, partially offset by research and development credits.
As of March 31, 2023, the gross amount of unrecognized tax benefits accrued is $134.9 million, which is inclusive of interest and penalties accrued of $15.6 million (June 30, 2022 — $54.1 million and $8.4 million, respectively). We believe that it is reasonably possible that the gross unrecognized tax benefit could decrease by $12.9 million in the next 12 months, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions. The unrecognized tax benefit balance significantly increased from the prior quarter due to the Micro Focus Acquisition and the assumption of Micro Focus’ unrecognized tax benefits through purchase accounting.
We are subject to income tax audits in all major taxing jurisdictions in which we operate, and remain subject to income tax audits by applicable tax authorities for a certain length of time following the tax year to which those tax filings relate. We currently have income tax audits open in Canada, the United States, United Kingdom, Germany and other immaterial jurisdictions. The earliest fiscal years open for examination for our major jurisdictions are 2012 for Canada, 2016 for the United States, 2015 for the United Kingdom and 2016 for Germany. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the Canada audits are included in Note 14 “Guarantees and Contingencies.”
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
As of March 31, 2023, we have recognized a provision of $18.6 million (June 30, 2022—$15.1 million) in respect of deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2023 and June 30, 2022:

		Fair Value
	Fair Value Hierarchy	March 31, 2023	June 30, 2022
Financial Assets (Liabilities):
Designated as Hedging Instruments
Cash flow hedge (Note 17)	Level 2	$(830)	$(892)
Net investment hedge (Note 17)	Level 2	$(66,601)	$—

Not Designated as Hedging Instruments
Cross currency swap contract (Note 17)	Level 2	$(57,061)	$—
Available-for-sale financial assets (Note 9)	Level 2	$15,100	$—
Available-for-sale financial assets (Note 9)	Level 3	$24,213	$—
Changes in Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in the fair value of our Level 3 deal-contingent foreign currency forward contracts and available-for-sale financial assets between June 30, 2022 and March 31, 2023.

	Deal-contingent foreign currency forward contracts	Available-for-sale financial assets
Balance as of June 30, 2022	$—	$—
Gain (loss) recognized in income	9,354	(205)
Purchases	—	24,418
Settlements	(9,354)	—
Balance as of March 31, 2023	$—	$24,213
Our valuation techniques used to measure the fair value of our Level 2 derivative instruments, the counterparties to which have high credit ratings, were derived from pricing models including discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for these instruments. Our discounted cash flow techniques use observable market inputs, such as, where applicable, foreign currency spot and forward rates.
As part of the Micro Focus Acquisition, we acquired the rights to certain available-for-sale financial assets which are classified as Level 2 and Level 3. Our Level 2 available-for-sale financial assets are comprised primarily of various debt and equity funds, which are valued utilizing market quotes provided by our third-party custodian. Our Level 3 available-for-sale financial assets are comprised of insurance contracts which are valued by an external insurance expert by applying a discount rate to the future cash flows and taking into account the fixed interest rate, mortality rates and term of the insurance contracts. Please see Note 9 “Prepaid Expenses and Other Assets” for further details.
Our cash and cash equivalents, along with our accounts receivable and accounts payable and accrued liabilities balances, are measured and recognized in our Condensed Consolidated Financial Statements at an amount that approximates the fair value (a Level 2 measurement) due to their short maturities.
The fair value of our Senior Notes is determined based on observable market prices and categorized as a Level 2 measurement. As of March 31, 2023, the fair value was $3.9 billion (June 30, 2022—$2.8 billion). The carrying value of our other long-term debt facilities approximates the fair value since the interest rate is at market. Please see Note 11 “Long-Term Debt” for further details.
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended March 31, 2023 and 2022, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended March 31, 2023 and 2022, respectively, no indications of impairments were identified and therefore no fair value measurements were required.
NOTE 17—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Non-designated Hedges
In connection with the Micro Focus Acquisition, in August 2022, we entered into certain derivative transactions to meet certain foreign currency obligations under UK cash confirmation requirements related to the purchase price of the Micro Focus Acquisition, mitigate the risk of foreign currency appreciation in the GBP denominated purchase price and mitigate the risk of foreign currency appreciation in the EUR denominated existing debt held by Micro Focus. We entered into the following derivatives: (i) three deal-contingent forward contracts, (ii) a non-contingent forward contract, and (iii) EUR/USD cross currency swaps.
The deal-contingent forward contracts had an aggregate notional amount of £1.475 billion. The non-contingent forward contract had a notional amount of £350 million. The cross currency swaps are comprised of 5-year EUR/USD cross currency swaps with a notional amount of €690 million and 7-year EUR/USD cross currency swaps with a notional amount of €690 million.
These instruments were entered into as economic hedges to mitigate foreign currency risks associated with the Micro Focus Acquisition. The instruments did not initially qualify for hedge accounting at the time they were entered into. In connection with the closing of the Micro Focus Acquisition, the deal-contingent forward and non-deal contingent forward contracts were settled and we designated the 7-year EUR/USD cross currency swaps as net investment hedges (see further details below). The 5-year EUR/USD cross currency swaps are non-designated and are measured at fair value with changes to fair value being recognized in the Condensed Consolidated Statements of Income within “Other income (expense), net.”
Net Investment Hedge
During the third quarter of Fiscal 2023, the Company designated the €690 million of 7-year EUR/USD cross currency swaps as net investment hedges in accordance with “Derivatives and Hedging” (Topic 815). The Company utilizes the designated cross currency swaps to protect our EUR-denominated operations against exchange rate fluctuations.
The Company assesses the hedge effectiveness of its net investment hedges on a quarterly basis utilizing a method based on the changes in spot price. As such, for derivative instruments designated as net investment hedges, changes in fair value of the designated hedging instruments attributable to fluctuations in the foreign currency spot exchange rates are initially recorded as a component of currency translation adjustments included within Condensed Consolidated Statements of Comprehensive Income until the hedged foreign operations are either sold or substantially liquidated.
In accordance with Topic 815 certain components of the designated cross currency swaps relating to counterparty credit risk and forward exchange rates were excluded from the above effectiveness assessment. The fair value of these excluded components will be amortized over the life of the hedging instruments within “Interest and other related expense, net” within the Condensed Consolidated Statements of Income. Additionally, we will record the cash flows related to the periodic interest settlements on the 7-year EUR/USD cross currency swaps within the investing activities section of the Condensed Consolidated Statements of Cash Flows. Any gains or losses recognized upon settlement of the cross currency swaps will be recorded within the investing activities section of the Condensed Consolidated Statements of Cash Flows.
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
We have designated these transactions as cash flow hedges of forecasted transactions under Topic 815. As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within “Other Comprehensive Income (Loss) - net.” As of March 31, 2023, the fair value of the contracts is recorded within “Accounts payable and accrued liabilities” and represents the net loss before tax effect that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings with the next twelve months.
As of March 31, 2023, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $93.4 million (June 30, 2022—$66.5 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The fair values of outstanding derivative instruments are as follows:

		As of March 31, 2023		As of June 30, 2022
Instrument	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedges:
Cash flow hedge	Accounts payable and accrued liabilities	$—	$(830)	$—	$(892)
Net investment hedge	Accounts payable and accrued liabilities	—	(66,601)	—	—
Total derivatives designated as hedges:		$—	$(67,431)	$—	$(892)

Derivatives not designated as hedges:
Cross currency swap contracts	Accounts payable and accrued liabilities	—	(57,061)	—	—
Total derivatives not designated as hedges:		$—	$(57,061)	$—	$—
Total derivatives		$—	$(124,492)	$—	$(892)

The effects of gains (losses) from derivative instruments on our Condensed Consolidated Statements of Income is as follows:

		Three Months Ended March 31,		Nine Months Ended March 31,
Instrument	Income Statement Location	2023	2022	2023	2022
Derivatives designated as hedges:
Cash flow hedge	Operating expenses	$(951)	$(298)	$(3,249)	$117
Net investment hedge	Interest and other related expense, net	491	—	491	—

Derivatives not designated as hedges:
Deal-contingent forward contract	Other income (expense), net	9,072	—	9,357	—
Non-contingent forward contract	Other income (expense), net	2,489	—	9,052	—
Cross currency swap contracts	Other income (expense), net	23,197	—	6,495	—
Cross currency swap contracts	Interest and other related expense, net	627	—	627	—
Total		$34,925	$(298)	$22,773	$117
The effects of the cash flow and net investment hedges on our Condensed Consolidated Statements of Comprehensive Income:

		Three Months Ended March 31,		Nine Months Ended March 31,
	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income Location	2023	2022	2023	2022
Gain (loss) recognized in OCI (loss) on cash flow hedge (effective portion)	Unrealized gain (loss) on cash flow hedge	$53	$881	$(3,187)	$(455)
Gain (loss) recognized in OCI (loss) on net investment hedge (effective portion)	Net foreign currency translation adjustment	$(11,093)	$—	$(11,093)	$—
Gain (loss) reclassified from AOCI into income (effective portion) - cash flow hedge	Operating expenses	$(951)	$(298)	$(3,249)	$117
Gain (loss) reclassified from AOCI into income (excluded from effectiveness testing) - net investment hedge	Interest and other related expense, net	$187	$—	$187	$—
NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Micro Focus Acquisition Restructuring Plan	$11,173	$—	$11,173	$—
Fiscal 2022 Restructuring Plan	(868)	464	7,233	464
Other historical restructuring plans	(455)	(477)	(1,545)	(1,519)
Acquisition-related costs	34,795	1,302	45,383	5,967
Other charges (recoveries)	29,705	9,742	36,693	15,680
Total	$74,350	$11,031	$98,937	$20,592

Micro Focus Acquisition Restructuring Plan
During the third quarter of Fiscal 2023, as part of the Micro Focus Acquisition, we made a strategic decision to implement restructuring activities to reduce our overall workforce and further reduce our real estate footprint around the world (Micro Focus Acquisition Restructuring Plan). The Micro Focus Acquisition Restructuring Plan charges relate to facility costs and workforce reductions. Facility costs will include the accelerated amortization associated with the abandonment of right of use assets, the write-off of fixed assets and other related variable lease and exit costs. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
During the three and nine months ended March 31, 2023, we recognized costs of $9.5 million related to abandoned office spaces that have been early terminated or assigned to a third party, of which $3.3 million were related to the write-off of right of use assets, and $1.7 million in charges associated with the write off of fixed assets as part of the Micro Focus Acquisition Restructuring Plan.
As of March 31, 2023, we expect total costs to be incurred in connection with the Micro Focus Acquisition Restructuring Plan to be approximately $135.0 million to $150.0 million, of which $11.2 million has been recorded within “Special charges (recoveries)” to date.
A reconciliation of the beginning and ending restructuring liability, which is included within “Accounts payable and accrued liabilities” in our Condensed Consolidated Balance Sheets, for the nine months ended March 31, 2023 is shown below.

Micro Focus Acquisition Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2022	$—	$—	$—
Accruals and adjustments	—	6,116	6,116
Cash payments	—	(18)	(18)
Foreign exchange and other non-cash adjustments	—	456	456
Balance payable as of March 31, 2023	$—	$6,554	$6,554
Fiscal 2022 Restructuring Plan
During the third quarter of Fiscal 2022, as part of our return to office planning, we made a strategic decision to implement restructuring activities to streamline our operations and further reduce our real estate footprint around the world (Fiscal 2022 Restructuring Plan). The Fiscal 2022 Restructuring Plan charges will relate to facility costs and workforce reductions. Facility costs will include the accelerated amortization associated with the abandonment of right of use assets, the write-off of fixed assets and other related variable lease and exit costs. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
During the three and nine months ended March 31, 2023, we recognized costs (recoveries) of $(0.9) million and $3.4 million, respectively, related to abandoned office space that have been early terminated or assigned to a third party, of which nil and $3.9 million, respectively, were related to the write-off of right of use assets.
Since the inception of the Fiscal 2022 Restructuring Plan, $33.0 million has been recorded within “Special charges (recoveries)” to date. We do not expect to incur any further significant charges relating to the Fiscal 2022 Restructuring Plan.
A reconciliation of the beginning and ending restructuring liability, which is included within “Accounts payable and accrued liabilities” in our Condensed Consolidated Balance Sheets, for the nine months ended March 31, 2023 is shown below.

Fiscal 2022 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2022	$989	$5,410	$6,399
Accruals and adjustments	3,707	(517)	3,190
Cash payments	(3,881)	(1,140)	(5,021)
Foreign exchange and other non-cash adjustments	(25)	(193)	(218)
Balance payable as of March 31, 2023	$790	$3,560	$4,350

Acquisition-related costs
Acquisition-related costs, recorded within “Special charges (recoveries)” include direct costs of potential and completed acquisitions. Acquisition-related costs for the three and nine months ended March 31, 2023 were $34.8 million and $45.4 million, respectively (three and nine months ended March 31, 2022—$1.3 million and $6.0 million, respectively).
Other charges (recoveries)
For the three months ended March 31, 2023, “Other charges (recoveries)” includes $21.4 million of severance charges and $7.5 million of other miscellaneous charges, both associated with the Micro Focus Acquisition, and $0.8 million related to pre-acquisition equity incentives of Zix Corporation (Zix), which upon acquisition were replaced by equivalent value cash settlements (see Note 19 “Acquisitions”).
For the nine months ended March 31, 2023, “Other charges (recoveries)” includes $21.4 million of severance charges and $7.5 million of other miscellaneous charges, both associated with the Micro Focus Acquisition, $8.0 million related to pre-acquisition equity incentives of Zix, which upon acquisition were replaced by equivalent value cash settlements and $(0.2) million related to other Zix miscellaneous charges (recoveries).
For the three and nine months ended March 31, 2022, “Other charges” includes $9.6 million and $11.6 million, respectively, related to Zix pre-acquisition equity incentives, which upon acquisition were replaced by equivalent value cash settlements (see Note 19 “Acquisitions”) and $0.1 million and $4.1 million, respectively, related to other miscellaneous charges.
NOTE 19—ACQUISITIONS
Fiscal 2023 Acquisitions
Acquisition of Micro Focus
On January 31, 2023, we acquired all of the issued and to be issued share capital of Micro Focus for a total purchase price of $6.2 billion, inclusive of Micro Focus’ cash and repayment of Micro Focus’ outstanding indebtedness, subject to final adjustments.
In connection with the financing of the Micro Focus Acquisition, concurrent with the announcement of the acquisition on August 25, 2022, the Company entered into the Acquisition Term Loan and Bridge Loan as well as certain derivative transactions. On December 1, 2022, the Company issued and sold $1.0 billion in aggregate principal amount of 6.90% Senior Secured Notes due 2027, amended the Acquisition Term Loan and terminated the Bridge Loan. On January 31, 2023, we drew down the entire aggregate principal amount of $3.585 billion of the Acquisition Term Loan, net of original issuance discount and other fees, and drew down $450 million under the Revolver. We used these proceeds and cash on hand to fund the purchase price consideration and repayment of Micro Focus’ outstanding indebtedness. In conjunction with the closing of the Micro Focus Acquisition, the deal-contingent forward contracts and non-contingent forward contract, as described in Note 17 “Derivative Instruments and Hedging Activities,” were settled.
The results of operations of Micro Focus have been consolidated with those of OpenText beginning February 1, 2023.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based on their fair values as of January 31, 2023, are set forth below:

Current assets (inclusive of cash acquired of $542.2 million)	$1,231,719
Non-current tangible assets	440,771
Intangible customer assets	2,117,600
Intangible technology assets	1,380,600
Liabilities assumed	(2,430,783)
Total identifiable net assets	2,739,907
Goodwill	3,507,075
Net assets acquired	$6,246,982
The goodwill of $3.5 billion is primarily attributable to the synergies expected to arise after the acquisition. There is $67.3 million of goodwill that is deductible for tax purposes.

The fair value of current assets acquired includes accounts receivable with a fair value of $398.3 million. The gross amount receivable was $409.1 million of which $10.8 million of this receivable was expected to be uncollectible.
Acquisition-related costs for Micro Focus included in “Special Charges (Recoveries)” in the Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2023 were $34.8 million and $45.1 million, respectively.
A settlement related to Micro Focus’ securities litigation that was agreed to prior to the Micro Focus Acquisition has been accrued as part of the liabilities assumed. This settlement, which is subject to final court approval, will be fully paid from insurance coverage, and therefore a receivable has been recognized as part of the assets acquired. During the third quarter of Fiscal 2023, payment was made into escrow by insurers, and therefore both the associated receivable and liability are no longer included on the Condensed Consolidated Balance Sheets as of March 31, 2023.
The finalization of the above purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including intangible assets and taxation-related balances as well as for potential unrecorded liabilities. We expect to finalize this determination on or before our quarter ending March 31, 2024.
The amount of Micro Focus’ revenues and net loss included in our Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2023 is set forth below:

February 1, 2023 – March 31, 2023
Revenues	$374,414
Net Loss (1)	$(29,795)
______________________
(1)Net loss for the three and nine months ended includes one-time fees of approximately $39.9 million, respectively, on account of special charges and $43.6 million, respectively, of amortization charges relating to intangible assets.
The unaudited pro forma revenues and net income of the combined entity for the three and nine months ended March 31, 2023 and 2022, respectively, had the Micro Focus Acquisition been consummated on July 1, 2021, are set forth below:

	Three Months Ended March 31,		Nine Months Ended March 31,
Supplemental Unaudited Pro Forma Information	2023	2022	2023	2022
Revenues	$1,456,893	$1,480,505	$4,442,276	$4,729,591
Net income (loss) (1)	(853)	(44,366)	(450,690)	105,286
Net income (loss) attributable to OpenText (1)	(910)	(44,407)	(450,828)	105,156
______________________
(1)Included in the pro forma net loss for the nine months ended March 31, 2023, is a $448.2 million goodwill impairment recorded by Micro Focus in its pre-acquisition historical results as a result of the Company’s offer to acquire Micro Focus at a price of 532 pence per share.
The unaudited pro forma financial information in the table above is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the Micro Focus Acquisition had taken place at the beginning of the periods presented or the results that may be realized in the future.
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
Acquisition-related costs for Zix included in “Special Charges (Recoveries)” in the Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2023 were nil and $0.2 million, respectively.
Pre-acquisition equity incentives of $25.8 million were replaced upon acquisition by equivalent value cash settlements to be settled in accordance with the original vesting dates, primarily over the two years after the date of the acquisition. Of these equity incentives, $0.8 million and $8.0 million, respectively, for the three and nine months ended March 31, 2023 were included in “Special Charges (Recoveries).”
The finalization of the purchase price allocation during the quarter ended December 31, 2022 did not result in any significant changes to the preliminary amounts previously disclosed.
Acquisition of Bricata Inc.
On November 24, 2021, we acquired all of the equity interest in Bricata Inc. (Bricata) for $17.8 million. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe the acquisition strengthens our OpenText Security and Protection Cloud with Network Detection and Response technologies.
The results of operations of Bricata have been consolidated with those of OpenText beginning November 24, 2021.
NOTE 20—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2023
	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(263)	$(1,348)	$—	$583	$(1,028)
Other comprehensive income (loss) before reclassifications, net of tax	(28,640)	38	(900)	(3,318)	(32,820)
Amounts reclassified into net income, net of tax	—	699	—	35	734
Total other comprehensive income (loss) net, for the period	(28,640)	737	(900)	(3,283)	(32,086)
Balance as of March 31, 2023	$(28,903)	$(611)	$(900)	$(2,700)	$(33,114)

	Nine Months Ended March 31, 2023
	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Investments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2022	$(3,316)	$(656)	$—	$(3,687)	$(7,659)
Other comprehensive income (loss) before reclassifications, net of tax	(25,587)	(2,343)	(900)	878	(27,952)
Amounts reclassified into net income, net of tax	—	2,388	—	109	2,497
Total other comprehensive income (loss) net, for the period	(25,587)	45	(900)	987	(25,455)
Balance as of March 31, 2023	$(28,903)	$(611)	$(900)	$(2,700)	$(33,114)
______________________
(1)The amount of foreign currency translation recognized in other comprehensive income during the three and nine months ended March 31, 2023 included net gains (losses) relating to our net investment hedges of $(11.1) million respectively, as further discussed in Note 17 “Derivative Instruments and Hedging Activities.”

	Three Months Ended March 31, 2022
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$43,969	$(457)	$(12,163)	$31,349
Other comprehensive income (loss) before reclassifications, net of tax	(13,073)	648	(2,033)	(14,458)
Amounts reclassified into net income, net of tax	—	219	156	375
Total other comprehensive income (loss) net, for the period	(13,073)	867	(1,877)	(14,083)
Balance as of March 31, 2022	$30,896	$410	$(14,040)	$17,266

	Nine Months Ended March 31, 2022
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2021	$75,408	$830	$(10,000)	$66,238
Other comprehensive income (loss) before reclassifications, net of tax	(44,512)	(334)	(4,517)	(49,363)
Amounts reclassified into net income, net of tax	—	(86)	477	391
Total other comprehensive income (loss) net, for the period	(44,512)	(420)	(4,040)	(48,972)
Balance as of March 31, 2022	$30,896	$410	$(14,040)	$17,266
NOTE 21—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
	2023	2022
Cash paid during the period for interest	$196,238	$115,097
Cash received during the period for interest	$41,013	$2,382
Cash paid during the period for income taxes	$122,991	$88,259

NOTE 22—OTHER INCOME (EXPENSE), NET

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Foreign exchange gains (losses) (1)	$55,558	$(3,443)	$54,257	$(2,900)
Unrealized gains (losses) on derivatives not designated as hedges (2)	(102,713)	—	(112,567)	—
Realized gains (losses) on derivatives not designated as hedges (3)	137,471	—	137,471	—
OpenText share in net income (loss) of equity investees (4)	(4,724)	27,746	(11,547)	59,103
Loss on debt extinguishment (5) (6)	(21)	—	(8,152)	(27,413)
Other miscellaneous income (expense)	135	89	362	347
Total other income (expense), net	$85,706	$24,392	$59,824	$29,137
______________________
(1)The three and nine months ended March 31, 2023 includes a foreign exchange gain of $36.6 million resulting from the delayed payment of a portion of the purchase consideration, settled on February 9th, 2023, related to the Micro Focus Acquisition (see Note 19 “Acquisitions” for more details).
(2)Represents the unrealized gains (losses) on our derivatives not designated as hedges related to the Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities” for more details).
(3)Represents the realized gains (losses) on our derivatives not designated as hedges related to the Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities” for more details).
(4)Represents our share in net income (losses) of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see Note 9 “Prepaid Expenses and Other Assets” for more details).
(5)On December 1, 2022, we amended the Acquisition Term Loan and Bridge Loan to reallocate commitments under the Bridge Loan to the Acquisition Term Loan and terminated all remaining commitments under the Bridge Loan which resulted in a loss on debt extinguishment related to unamortized debt issuance costs (see Note 11 “Long-Term Debt” for more details).
(6)On December 9, 2021, we redeemed Senior Notes 2026 in full, which resulted in a loss on debt extinguishment of $27.4 million. Of this, $25.0 million related to the early termination call premium, $6.2 million related to unamortized debt issuance costs and $(3.8) million related to unamortized premium (see Note 11 “Long-Term Debt” for more details).

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Basic earnings per share
Net income attributable to OpenText	$57,556	$74,681	$199,113	$294,894
Basic earnings per share attributable to OpenText	$0.21	$0.28	$0.74	$1.09
Diluted earnings per share
Net income attributable to OpenText	$57,556	$74,681	$199,113	$294,894
Diluted earnings per share attributable to OpenText	$0.21	$0.28	$0.74	$1.08
Weighted-average number of shares outstanding (in ‘000’s)
Basic	270,441	270,693	270,143	271,623
Effect of dilutive securities	209	518	30	816
Diluted	270,650	271,211	270,173	272,439
Excluded as anti-dilutive (1)	9,014	5,271	9,210	4,264
______________________
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
During the nine months ended March 31, 2023, Mr. Stephen Sadler, a member of the Board of Directors, earned $0.3 million (nine months ended March 31, 2022—$0.4 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 25—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on May 2, 2023, a dividend of $0.24299 per Common Share. The record date for this dividend is June 2, 2023 and the payment date is June 23, 2023. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Revolver Repayment
Following the end of the quarter, in April 2023 we repaid $175 million of the $450 million outstanding balance on the Revolver using cash on hand. As of April 30, 2023, we had a balance of $275 million outstanding on our Revolver.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal year beginning July 1, 2022 and ending June 30, 2023 (Fiscal 2023) and July 1, 2023 and ending June 30, 2024 (Fiscal 2024) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and operations, and business planning process; (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) our expectation to grow Managed Service Providers (MSPs); (viii) product and solution developments, enhancements and releases, the timing thereof and the customers targeted; (ix) the Company’s financial condition, results of operations and earnings; (x) the basis for any future growth and for our financial performance; (xi) declaration of quarterly dividends; (xii) future tax rates; (xiii) the changing regulatory environment; (xiv) annual recurring revenues; (xv) research and development and related expenditures; (xvi) our building, development and consolidation of our network infrastructure; (xvii) competition and changes in the competitive landscape; (xviii) our management and protection of intellectual property and other proprietary rights; (xix) existing and foreign sales and exchange rate fluctuations; (xx) cyclical or seasonal aspects of our business; (xxi) capital expenditures; (xxii) potential legal and/or regulatory proceedings; (xxiii) acquisitions and their expected impact, including our ability to realize the benefits expected from the acquisitions and to successfully integrate the assets we acquire or utilize such assets to their full capacity, including in connection with the acquisition of Zix Corporation (Zix) and Micro Focus International Limited, formerly Micro Focus International plc, and its subsidiaries (Micro Focus) (see Note 19 “Acquisitions” to our Condensed Consolidated Financial Statements for more details); (xxiv) tax audits; (xxv) the expected impact of our decision to cease all direct business in Russia and Belarus and with known Russian-owned companies;(xxvi) expected costs of the restructuring plans; (xxvii) targets regarding greenhouse gas emissions, waste diversion, energy consumption and Equity, Diversity and Inclusion (ED&I) initiatives; (xviii) integration of Micro Focus and the results and timing thereof; and (xxix) other matters.
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) the inability of us to realize successfully any anticipated synergy benefits from the acquisition of Micro Focus (Micro Focus Acquisition); (ii) the actual and potential impacts of the use of cash and incurrence of indebtedness, including the granting of security interests related to such debt; (iii) the change in scope and size of our operations as a result of the Micro Focus Acquisition; (iv) the uncertainty around expectations related to Micro Focus’s business prospects; (v) actual and potential risks and uncertainties relating to the ultimate geographic spread of COVID-19, the severity of the disease and the duration of the COVID-19 pandemic and issues relating to the resurgence of COVID-19 and/or new strains of COVID-19, including potential material adverse effects on our business, operations and financial performance; (vi) actions that have been and may be taken by governmental authorities to contain the COVID-19 pandemic or to treat its impact on our business (or failure to implement additional stimulus programs) and the availability, effectiveness and use of treatments and vaccines (including the effectiveness of boosters); (vii) the actual and potential negative impacts of COVID-19 on the global economy and financial markets; (viii) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (ix) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses, including the acquisition of Zix and Micro Focus, (x) the potential for the incurrence of or assumption of debt in connection with acquisitions, its impact on future operations and on the ratings or outlooks of rating agencies on our outstanding debt securities, and the possibility of not being able to generate sufficient cash to service all indebtedness; (xi) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (xii) the risks associated with bringing new products and services to market; (xiii) fluctuations in currency exchange rates (including as a result of the impact of any policy changes resulting from trade and tariff disputes) and the impact of mark-to-market valuation relating to associated derivatives; (xiv) delays in the purchasing decisions of the Company’s customers; (xv) competition the Company faces in its industry and/or marketplace; (xvi) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xvii) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xviii) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xix) the continuous commitment of the Company’s customers; (xx) demand for the Company’s products and services; (xxi) increase in exposure to international business risks (including the impact of geopolitical instability, political unrest, war and other global conflicts, as we continue to increase our international operations; (xxii) adverse macroeconomic conditions, including inflation, disruptions in global supply chains and increased labour costs; (xxiii) inability to raise capital at all or on not unfavorable terms in the future; (xxiv) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xxv) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement including General Data Protection Regulation (GDPR), California Consumer Privacy Act, California Privacy Rights Act, Virginia Consumer Data Protection Act, Colorado Privacy Act, Connecticut Data Privacy Act, Utah Consumer Privacy Act, and Country by Country Reporting (including with respect to transferring personal data outside of the European Economic Area and the United Kingdom, as a result of the ruling of the Court of Justice of the European Union that the EU-US Privacy Shield is an invalid data transfer mechanism and that Standard Contractual Clauses (SCCs) are a valid transfer mechanism unless the country to which personal data is exported restricts the ability to comply with such Clauses (Schrems II), and with respect to the new SCCs published by the European Commission and the International Data Transfer Agreement and Addendum published by the United Kingdom’s Information Commissioner’s Office to meet the requirements of GDPR and Schrems II); (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company’s offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic (including COVID-19) due to remote working arrangements; (xiv) failure to achieve our environmental goals on energy consumption, waste diversion and greenhouse gas emissions or our targets relating to ED&I initiatives; and (xv) failure to attract and retain key personnel to develop and effectively manage the Company’s business; and (xvi) the ability of the Company’s subsidiaries to make distributions to the Company.
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
All dollar and percentage comparisons made herein refer to the three and nine months ended March 31, 2023 compared with the three and nine months ended March 31, 2022, unless otherwise noted.
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
Our comprehensive Information Management platform and services provide secure and scalable solutions for global companies, small and medium-sized businesses (SMBs), governments and consumers around the world. We have a complete and integrated portfolio of Information Management solutions delivered at scale in the OpenText Cloud, helping organizations master modern work, automate application delivery and modernization, and optimize their digital supply chains. To do this, we bring together our Content Cloud, Business Network Cloud, Experience Cloud, Cybersecurity Cloud, AI Cloud, DevOps Cloud, IT Operations Cloud and Developer Cloud. We also accelerate information modernization with intelligent tools and services for moving off paper, automating classification and building clean data lakes for Artificial Intelligence (AI), analytics and automation.
We are fundamentally integrated into the parts of our customers' businesses that matter, so they can securely manage the complexity of information flow end to end. Through automation and AI, we connect, synthesize and deliver information where it is needed to drive new efficiencies, experiences and insights. We make information more valuable by connecting it to digital business processes, enriching it with analytics, protecting and securing it throughout its entire lifecycle, and leveraging it to create engaging experiences for employees, suppliers, developers, partners, and customers. Our solutions range from connecting large digital supply chains to managing HR processes to driving better IT service management in manufacturing, retail and financial services.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. Our ticker symbol on both the NASDAQ and the TSX is “OTEX.”
As of March 31, 2023, we employed a total of approximately 25,550 individuals, of which approximately 10,600 joined our workforce as part of the Micro Focus Acquisition. Of the total 25,550 individuals we employed as of March 31, 2023, 9,950 or 39% are in the Americas, 6,100 or 24% are in EMEA and 9,500 or 37% are in Asia Pacific. Currently, we have employees in 46 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. Please see “Results of Operations” below for our definitions of geographic regions.
Quarterly Summary:
During the third quarter of Fiscal 2023 (which includes the results of Micro Focus from February 1, 2023 to March 31, 2023, which has a significant impact on period-over-period comparisons, as noted below) we saw the following activity:
•Total revenue was $1,244.7 million, up 41.1% compared to the same period in the prior fiscal year; up 44.9% after factoring in the unfavorable impact of $33.7 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $1,011.3 million, up 37.7% compared to the same period in the prior fiscal year; up 41.1% after factoring in the unfavorable impact of $25.1 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $435.4 million, up 8.3% compared to the same period in the prior fiscal year; up 10.4% after factoring in the unfavorable impact of $8.2 million of foreign exchange rate changes.

•GAAP-based gross margin was 70.3% compared to 68.9% in the same period in the prior fiscal year.
•Non-GAAP-based gross margin was 75.8% compared to 74.5% in the same period in the prior fiscal year.
•GAAP-based net income attributable to OpenText was $57.6 million compared to $74.7 million in the same period in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $197.8 million compared to $190.8 million in the same period in the prior fiscal year.
•GAAP-based earnings per share (EPS), diluted, was $0.21 compared to $0.28 in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $0.73 compared to $0.70 the same period in the prior fiscal year.
•Adjusted EBITDA was $365.1 million compared to $284.5 million in the same period in the prior fiscal year.
•Operating cash flow was $663.9 million for the nine months ended March 31, 2023 compared to $729.9 million in the same period in the prior fiscal year, down 9.0%.
•Cash and cash equivalents were $1,396.8 million as of March 31, 2023, compared to $1,693.7 million as of June 30, 2022.
•Acquired Micro Focus for total consideration of $6.2 billion, inclusive of Micro Focus’ cash, subject to final adjustments.
•In connection with the financing of the Micro Focus Acquisition, we drew down the entire $3.585 billion of the Acquisition Term Loan (as defined below) and drew down $450.0 million under the Revolver (as defined below).
•Micro Focus contributed $374.4 million of revenues and $29.8 million of GAAP-based net losses for the three and nine months ended March 31, 2023.
•Enterprise cloud bookings were $108.2 million, which remained stable over the same period in the prior fiscal year. We define Enterprise cloud bookings as the total value from cloud services and subscription contracts entered into in the period that is new, committed and incremental to our existing contracts, excluding the impact of Carbonite Inc. (Carbonite) and Zix.
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
Acquisition of Micro Focus
On January 31, 2023, we acquired all of the issued and to be issued share capital of Micro Focus for a total purchase price of $6.2 billion, inclusive of Micro Focus’ cash and repayment of Micro Focus’ outstanding indebtedness, subject to final adjustments.
In connection with the financing of the Micro Focus Acquisition, concurrent with the announcement of the acquisition on August 25, 2022, the Company entered into the Acquisition Term Loan and Bridge Loan (as defined below) as well as certain derivative transactions. On December 1, 2022, the Company issued and sold $1.0 billion in aggregate principal amount of 6.90% Senior Secured Notes due 2027 (Senior Secured Notes 2027), amended the Acquisition Term Loan and terminated the Bridge Loan. On January 31, 2023, we drew down the entire aggregate principal amount of $3.585 billion of the Acquisition Term Loan, net of original issuance discount and other fees, and drew down $450.0 million under the Revolver. We used these proceeds and cash on hand to fund the purchase price consideration and repayment of Micro Focus’ outstanding indebtedness. In conjunction with the closing of the Micro Focus Acquisition, the deal-contingent forward contracts and non-contingent forward contract, as described in Note 17 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements were settled. See Note 19 “Acquisitions” to our Condensed Consolidated Financial Statements for more details. The Micro Focus Acquisition has a significant impact on period-over-period comparability as more fully discussed below.

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
We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our installed customer base and new customers, which includes Global 10,000 companies (G10K), SMB and consumers. The G10K are the world's largest companies, ranked by estimated total revenues, as well as the world's largest governments and organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. On a fiscal year-to-date basis (and reflecting Micro Focus results from February 1, 2023 to March 31, 2023), we have invested $430.6 million or 14.4% of revenue in R&D expense, which is in line with our target spend for R&D expense this fiscal year. As a result of the Micro Focus Acquisition, we will target to spend 13% to 15% of revenues for R&D expense for the remainder of this fiscal year.
Looking ahead, the destination for innovation is hybrid-cloud. Businesses of all sizes rely on a combination of public and private clouds, managed services and off-cloud solutions. As a result, we are committed to continue to modernize our technology infrastructure and leverage our existing investments in the OpenText Cloud and programs to help customers off-

cloud. The combination of OpenText cloud-native applications and managed services, together with the scalability and performance of our partner public cloud providers, offer more secure, reliable and compliant solutions to customers wanting to deploy cloud-based Information Management applications. The OpenText Cloud is designed to build additional flexibility and scalability for our customers: becoming cloud-native, connecting anything, and extending capabilities quickly with multi-tenant SaaS applications and services.
On January 31, 2023, we completed the Micro Focus Acquisition. The Micro Focus Acquisition will substantially expand our scope and size by adding substantial assets and operations to our existing business. We have incurred significant transaction costs in connection with the Micro Focus Acquisition. We have incurred and will continue to incur additional integration costs following the close of the Micro Focus Acquisition. During the third quarter of Fiscal 2023, as part of the Micro Focus Acquisition, the Company made a strategic decision to implement a restructuring plan that will impact its global workforce and further reduce its real estate footprint around the world in an effort to further streamline our operations, consistent with previously announced cost synergies of $400 million (Micro Focus Acquisition Restructuring Plan). The total size of the plan is expected to result in a reduction in the combined workforce of approximately 8%, or 2,000 employees, with an estimated cost of $135 million to $150 million. The Micro Focus Acquisition Restructuring Plan is proposed to be completed by the end of Fiscal 2024. See also Part II, Item 1A, “Risk Factors” included within this Quarterly Report on Form 10-Q. The Micro Focus Acquisition has a significant impact on period-over-period comparability as more fully discussed below.
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
The comparability of our operating results in the third quarter of Fiscal 2023 compared to the same period of Fiscal 2022 was impacted by the recent Micro Focus Acquisition. Our total revenues increased by $362.4 million across all of our product types in the third quarter of Fiscal 2023, relative to the third quarter of Fiscal 2022, primarily due to revenue contributions from the Micro Focus Acquisition, offset by unfavorable impact of $33.7 million of foreign exchange rate changes. Micro Focus contributed $374.4 million to our total revenues during the third quarter of Fiscal 2023, of which $251.4 million related to customer support revenues and $73.5 million related to license revenues.
Total cost of revenues increased by $95.5 million in the third quarter of Fiscal 2023, relative to the third quarter of Fiscal 2022, primarily from additional cost of revenues as a result of the Micro Focus Acquisition. Micro Focus incurred $108.2 million of cost of revenues during the third quarter Fiscal 2023.
Total operating expenses increased by $334.5 million in the third quarter of Fiscal 2023, relative to the third quarter of Fiscal 2022, primarily from additional operating expenses as a result of the Micro Focus Acquisition. Micro Focus incurred $315.3 million of operating expenses during the third quarter Fiscal 2023, of which $223.7 million was related to research and development, sales and marketing, and general and administrative expenses.

Summary of Results of Operations

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Total Revenues by Product Type:
Cloud services and subscriptions	$435,449	$33,502	$401,947	$1,248,774	$125,352	$1,123,422
Customer support	575,884	243,370	332,514	1,209,743	207,117	1,002,626
License	139,722	59,081	80,641	310,230	46,567	263,663
Professional service and other	93,619	26,438	67,181	225,403	23,724	201,679
Total revenues	1,244,674	362,391	882,283	2,994,150	402,760	2,591,390
Total Cost of Revenues	369,730	95,494	274,236	889,771	96,231	793,540
Total GAAP-based Gross Profit	874,944	266,897	608,047	2,104,379	306,529	1,797,850
Total GAAP-based Gross Margin %	70.3%		68.9%	70.3%		69.4%
Total GAAP-based Operating Expenses	810,955	334,517	476,438	1,709,374	418,706	1,290,668
Total GAAP-based Income from Operations	$63,989	$(67,620)	$131,609	$395,005	$(112,177)	$507,182

% Revenues by Product Type:
Cloud services and subscriptions	35.0%		45.6%	41.7%		43.4%
Customer support	46.3%		37.7%	40.4%		38.7%
License	11.2%		9.1%	10.4%		10.2%
Professional service and other	7.5%		7.6%	7.5%		7.7%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$157,658	$21,638	$136,020	$423,771	$45,843	$377,928
Customer support	67,067	35,304	31,763	123,010	32,096	90,914
License	3,840	644	3,196	10,461	(445)	10,906
Professional service and other	78,526	21,833	56,693	186,390	24,931	161,459
Amortization of acquired technology-based intangible assets	62,639	16,075	46,564	146,139	(6,194)	152,333
Total cost of revenues	$369,730	$95,494	$274,236	$889,771	$96,231	$793,540

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	63.8%		66.2%	66.1%		66.4%
Customer support	88.4%		90.4%	89.8%		90.9%
License	97.3%		96.0%	96.6%		95.9%
Professional service and other	16.1%		15.6%	17.3%		19.9%

Total Revenues by Geography: (1)
Americas (2)	$750,999	$190,030	$560,969	$1,892,389	$276,422	$1,615,967
EMEA (3)	379,430	126,542	252,888	843,088	78,381	764,707
Asia Pacific (4)	114,245	45,819	68,426	258,673	47,957	210,716
Total revenues	$1,244,674	$362,391	$882,283	$2,994,150	$402,760	$2,591,390
% Revenues by Geography:
Americas (2)	60.3%		63.6%	63.2%		62.4%
EMEA (3)	30.5%		28.7%	28.2%		29.5%
Asia Pacific (4)	9.2%		7.7%	8.6%		8.1%

Other Metrics:
GAAP-based gross margin	70.3%		68.9%	70.3%		69.4%
Non-GAAP-based gross margin (5)	75.8%		74.5%	75.7%		75.5%
Net income (loss), attributable to OpenText	$57,556		$74,681	$199,113		$294,894
GAAP-based EPS (loss), diluted	$0.21		$0.28	$0.74		$1.08
Non-GAAP-based EPS, diluted (5)	$0.73		$0.70	$2.39		$2.43
Adjusted EBITDA (5)	$365,103		$284,496	$1,010,071		$951,367
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
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced business-to-business (B2B) integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as platform as a service (PaaS), SaaS, cloud subscriptions and managed services. For the quarter ended March 31, 2023, our cloud renewal rate, excluding the impact of Carbonite, Zix and Micro Focus, increased to 95% from 93% over the quarter ended March 31, 2022.
Cost of Cloud services and subscriptions revenues is comprised primarily of third-party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs, and some third-party royalty costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Cloud Services and Subscriptions:
Americas	$326,343	$23,160	$303,183	$951,296	$106,535	$844,761
EMEA	80,273	7,500	72,773	219,133	19,247	199,886
Asia Pacific	28,833	2,842	25,991	78,345	(430)	78,775
Total Cloud Services and Subscriptions Revenues	435,449	33,502	401,947	1,248,774	125,352	1,123,422
Cost of Cloud Services and Subscriptions Revenues	157,658	21,638	136,020	423,771	45,843	377,928
GAAP-based Cloud Services and Subscriptions Gross Profit	$277,791	$11,864	$265,927	$825,003	$79,509	$745,494
GAAP-based Cloud Services and Subscriptions Gross Margin %	63.8%		66.2%	66.1%		66.4%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	74.9%		75.4%	76.2%		75.2%
EMEA	18.4%		18.1%	17.5%		17.8%
Asia Pacific	6.7%		6.5%	6.3%		7.0%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Cloud services and subscriptions revenues increased by $33.5 million or 8.3% during the three months ended March 31, 2023 as compared to the same period in the prior fiscal year; up 10.4% after factoring in the unfavorable impact of $8.2 million of foreign exchange rate changes. The increase was primarily driven by incremental Cloud services and subscriptions revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $23.2 million, an increase in EMEA of $7.5 million and an increase in Asia Pacific of $2.8 million.
There were 13 cloud services contracts greater than $1.0 million that closed during the third quarter of Fiscal 2023, compared to 21 contracts during the third quarter of Fiscal 2022.
Cost of Cloud services and subscriptions revenues increased by $21.6 million during the three months ended March 31, 2023 as compared to the same period in the prior fiscal year. This was due to an increase in labour-related costs of $13.7 million and an increase in third-party network usage fees of $8.5 million primarily driven by incremental Cloud services and subscriptions cost of revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased to 64% from 66%.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022
Cloud services and subscriptions revenues increased by $125.4 million or 11.2% during the nine months ended March 31, 2023 as compared to the same period in the prior fiscal year; up 14.3% after factoring in the unfavorable impact of $34.9 million of foreign exchange rate changes. The increase was partially driven by incremental Cloud services and subscriptions revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $106.5 million and an increase in EMEA of $19.2 million, partially offset by a decrease in Asia Pacific of $0.4 million.
There were 54 cloud services contracts greater than $1.0 million that closed during the first nine months of Fiscal 2023, compared to 64 contracts during the first nine months of Fiscal 2022.
Cost of Cloud services and subscriptions revenues increased by $45.8 million during the nine months ended March 31, 2023 as compared to the same period in the prior fiscal year. This was due to an increase in third-party network usage fees of $24.4 million and an increase in labour-related costs of $20.6 million partially driven by incremental Cloud services and subscriptions cost of revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on Cloud services and subscriptions revenues remained stable at 66%.
2)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the quarter ended March 31, 2023, our Customer support renewal rate increased to 95% compared to 94% for the quarter ended March 31, 2022, excluding the impact of Carbonite, Zix and Micro Focus.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Customer Support Revenues:
Americas	$318,184	$132,524	$185,660	$687,771	$132,013	$555,758
EMEA	203,106	83,550	119,556	415,739	53,271	362,468
Asia Pacific	54,594	27,296	27,298	106,233	21,833	84,400
Total Customer Support Revenues	575,884	243,370	332,514	1,209,743	207,117	1,002,626
Cost of Customer Support Revenues	67,067	35,304	31,763	123,010	32,096	90,914
GAAP-based Customer Support Gross Profit	$508,817	$208,066	$300,751	$1,086,733	$175,021	$911,712
GAAP-based Customer Support Gross Margin %	88.4%		90.4%	89.8%		90.9%

% Customer Support Revenues by Geography:
Americas	55.3%		55.8%	56.9%		55.4%
EMEA	35.3%		36.0%	34.4%		36.2%
Asia Pacific	9.4%		8.2%	8.7%		8.4%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Customer support revenues increased by $243.4 million or 73.2% during the three months ended March 31, 2023 as compared to the same period in the prior fiscal year; up 78.3% after factoring in the unfavorable impact of $16.9 million of foreign exchange rate changes. The increase was primarily driven by incremental Customer support revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $132.5 million, an increase in EMEA of $83.6 million and an increase in Asia Pacific of $27.3 million.
Cost of Customer support revenues increased by $35.3 million during the three months ended March 31, 2023 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $32.7 million driven by incremental Customer support cost of revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on Customer support revenues decreased to 88% from 90%.
Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022
Customer support revenues increased by $207.1 million or 20.7% during the nine months ended March 31, 2023 as compared to the same period in the prior fiscal year; up 26.4% after factoring in the unfavorable impact of $57.6 million of foreign exchange rate changes. The increase was primarily driven by incremental Customer support revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $132.0 million, an increase in EMEA of $53.3 million and an increase in Asia Pacific of $21.8 million.
Cost of Customer support revenues increased by $32.1 million during the nine months ended March 31, 2023 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $29.4 million driven by incremental Customer support cost of revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on Customer support revenues decreased to 90% from 91%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
License Revenues:
Americas	$68,305	$27,627	$40,678	$149,819	$25,562	$124,257
EMEA	53,918	21,560	32,358	116,103	1,272	114,831
Asia Pacific	17,499	9,894	7,605	44,308	19,733	24,575
Total License Revenues	139,722	59,081	80,641	310,230	46,567	263,663
Cost of License Revenues	3,840	644	3,196	10,461	(445)	10,906
GAAP-based License Gross Profit	$135,882	$58,437	$77,445	$299,769	$47,012	$252,757
GAAP-based License Gross Margin %	97.3%		96.0%	96.6%		95.9%

% License Revenues by Geography:
Americas	48.9%		50.4%	48.3%		47.1%
EMEA	38.6%		40.1%	37.4%		43.6%
Asia Pacific	12.5%		9.5%	14.3%		9.3%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
License revenues increased by $59.1 million or 73.3% during the three months ended March 31, 2023 as compared to the same period in the prior fiscal year; up 79.9% after factoring in the unfavorable impact of $5.3 million of foreign exchange rate changes. The increase was primarily driven by incremental License revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in EMEA of $21.6 million, an increase in Americas of $27.6 million and an increase in Asia Pacific of $9.9 million.
During the third quarter of Fiscal 2023, we closed 42 license contracts greater than $0.5 million, of which 22 contracts were greater than $1.0 million, contributing $58.6 million of License revenues. This was compared to 32 license contracts greater than $0.5 million during the third quarter of Fiscal 2022, of which 11 contracts were greater than $1.0 million, contributing $32.6 million of License revenues.
Cost of License revenues increased by $0.6 million during the three months ended March 31, 2023 as compared to the same period in the prior fiscal year as a result of higher third-party technology costs primarily driven by incremental cost of License revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on License revenues increased to 97% from 96%.
Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022
License revenues increased by $46.6 million or 17.7% during the nine months ended March 31, 2023 as compared to the same period in the prior fiscal year; up 23.7% after factoring in the unfavorable impact of $16.0 million of foreign exchange rate changes. The increase was primarily driven by incremental License revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $25.6 million, an increase in Asia Pacific of $19.7 million and an increase in EMEA of $1.3 million.

During the first nine months of Fiscal 2023, we closed 102 license contracts greater than $0.5 million, of which 46 contracts were greater than $1.0 million, contributing $124.2 million of License revenues. This was compared to 81 license contracts greater than $0.5 million during the first nine months of Fiscal 2022, of which 35 contracts were greater than $1.0 million, contributing $94.9 million of License revenues.
Cost of License revenues decreased by $0.4 million during the nine months ended March 31, 2023 as compared to the same period in the prior fiscal year as a result of lower third-party technology costs. Overall, the gross margin percentage on License revenues increased to 97% from 96%.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Professional Service and Other Revenues:
Americas	$38,167	$6,719	$31,448	$103,503	$12,312	$91,191
EMEA	42,133	13,932	28,201	92,113	4,591	87,522
Asia Pacific	13,319	5,787	7,532	29,787	6,821	22,966
Total Professional Service and Other Revenues	93,619	26,438	67,181	225,403	23,724	201,679
Cost of Professional Service and Other Revenues	78,526	21,833	56,693	186,390	24,931	161,459
GAAP-based Professional Service and Other Gross Profit	$15,093	$4,605	$10,488	$39,013	$(1,207)	$40,220
GAAP-based Professional Service and Other Gross Margin %	16.1%		15.6%	17.3%		19.9%

% Professional Service and Other Revenues by Geography:
Americas	40.8%		46.8%	45.9%		45.2%
EMEA	45.0%		42.0%	40.9%		43.4%
Asia Pacific	14.2%		11.2%	13.2%		11.4%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Professional service and other revenues increased by $26.4 million or 39.4% during the three months ended March 31, 2023 as compared to the same period in the prior fiscal year; up 44.1% after factoring in the unfavorable impact of $3.2 million of foreign exchange rate changes. The increase was primarily driven by incremental Professional service and other revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in EMEA of $13.9 million, an increase in Americas of $6.7 million and an increase in Asia Pacific of $5.8 million.
Cost of Professional service and other revenues increased by $21.8 million during the three months ended March 31, 2023 as compared to the same period in the prior fiscal year. This was due to an increase in labour-related costs of $22.1 million, primarily driven by incremental Professional service and other cost of revenues from the Micro Focus Acquisition over the comparative period, offset by a decrease in other miscellaneous costs of $0.3 million. Overall, the gross margin percentage on Professional service and other revenues remained stable at 16%.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022
Professional service and other revenues increased by $23.7 million or 11.8% during the nine months ended March 31, 2023 as compared to the same period in the prior fiscal year; up 17.9% after factoring in the unfavorable impact of $12.4 million of foreign exchange rate changes. The increase was primarily driven by incremental Professional service and other revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $12.3 million, an increase in Asia Pacific of $6.8 million and an increase in EMEA of $4.6 million.
Cost of Professional service and other revenues increased by $24.9 million during the nine months ended March 31, 2023 as compared to the same period in the prior fiscal year. This was due to an increase in labour-related costs of $23.8 million primarily driven by incremental Professional service and other cost of revenues from the Micro Focus Acquisition over the comparative period, and an increase in other miscellaneous costs of $1.1 million. Overall, the gross margin percentage on Professional service and other revenues decreased to 17% from 20%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Amortization of acquired technology-based intangible assets	$62,639	$16,075	$46,564	$146,139	$(6,194)	$152,333
Amortization of acquired technology-based intangible assets increased during the three months ended March 31, 2023 by $16.1 million as compared to the same period in the prior fiscal year. This was primarily due to amortization of newly acquired technology-based intangible assets from the Micro Focus Acquisition.
Amortization of acquired technology-based intangible assets decreased during the nine months ended March 31, 2023 by $6.2 million as compared to the same period in the prior fiscal year. This was primarily due to a reduction of $44.5 million relating to intangible assets from previous acquisitions becoming fully amortized, partially offset by an increase of $36.2 million relating to amortization of newly acquired customer-based intangible assets from the Micro Focus Acquisition.
Operating Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Research and development	$210,731	$93,001	$117,730	$430,629	$109,112	$321,517
Sales and marketing	271,013	90,058	180,955	615,354	124,221	491,133
General and administrative	127,047	38,910	88,137	282,724	51,597	231,127
Depreciation	30,577	8,207	22,370	76,609	11,074	65,535
Amortization of acquired customer-based intangible assets	97,237	41,022	56,215	205,121	44,357	160,764
Special charges (recoveries)	74,350	63,319	11,031	98,937	78,345	20,592
Total operating expenses	$810,955	$334,517	$476,438	$1,709,374	$418,706	$1,290,668

% of Total Revenues:
Research and development	16.9%		13.3%	14.4%		12.4%
Sales and marketing	21.8%		20.5%	20.6%		19.0%
General and administrative	10.2%		10.0%	9.4%		8.9%
Depreciation	2.5%		2.5%	2.6%		2.5%
Amortization of acquired customer-based intangible assets	7.8%		6.4%	6.9%		6.2%
Special charges (recoveries)	6.0%		1.3%	3.3%		0.8%

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

	Change between Three Months Ended March 31, 2023 and 2022	Change between Nine Months Ended March 31, 2023 and 2022
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$63,565	$65,139
Contract labour and consulting	5,708	7,797
Share-based compensation	6,459	15,553
Travel and communication	432	970
Facilities	15,478	17,675
Other miscellaneous	1,359	1,978
Total change in research and development expenses	$93,001	$109,112
Research and development expenses increased by $93.0 million during the three months ended March 31, 2023 as compared to the same period in the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $63.6 million, facility-related expenses increased by $15.5 million, share-based compensation expense increased by $6.5 million, and contract labour and consulting increased by $5.7 million. Overall, our research and development expenses, as a percentage of total revenues, increased to 17% compared to the same period in the prior fiscal year at 13%.
Research and development expenses increased by $109.1 million during the nine months ended March 31, 2023 as compared to the same period in the prior fiscal year, partially as a result of recent acquisitions. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $65.1 million, facility-related expenses increased by $17.7 million, share-based compensation expense increased by $15.6 million and contract labour and consulting increased by $7.8 million. Overall, our research and development expenses, as a percentage of total revenues, increased to 14% compared to the same period in the prior fiscal year at 12%.
Our research and development labour resources increased by 4,153 employees, from 4,391 employees at March 31, 2022 to 8,544 employees at March 31, 2023.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Three Months Ended March 31, 2023 and 2022	Change between Nine Months Ended March 31, 2023 and 2022
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$53,658	$58,090
Commissions	7,986	12,148
Contract labour and consulting	3,469	3,968
Share-based compensation	6,186	12,866
Travel and communication	4,733	8,510
Marketing expenses	5,062	12,521
Facilities	7,544	9,315
Credit loss expense (recovery)	(1,401)	1,737
Other miscellaneous	2,821	5,066
Total change in sales and marketing expenses	$90,058	$124,221
Sales and marketing expenses increased by $90.1 million during the three months ended March 31, 2023 as compared to the same period in the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $53.7 million, commissions increased by $8.0 million, facility-related expenses increased by $7.5 million, share-based compensation expense increased by $6.2 million, marketing expenses increased by $5.1 million and travel and communication expenses increased by $4.7 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 22% compared to 21% in the same period in the prior fiscal year.
Sales and marketing expenses increased by $124.2 million during the nine months ended March 31, 2023 as compared to the same period in the prior fiscal year, partially as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $58.1 million, share-based compensation expense increased by $12.9 million, marketing expenses increased by $12.5 million, commissions increased by $12.1 million, facility-related expenses increased by $9.3 million, travel and communication expenses increased by $8.5 million, and other miscellaneous costs increased by $5.1 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 21% from 19% in the same period in the prior fiscal year.
Our sales and marketing labour resources increased by 2,316 employees, from 2,770 employees at March 31, 2022 to 5,086 employees at March 31, 2023.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Three Months Ended March 31, 2023 and 2022	Change between Nine Months Ended March 31, 2023 and 2022
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$22,760	$22,696
Contract labour and consulting	4,491	3,638
Share-based compensation	3,675	6,500
Travel and communication	4,130	5,046
Facilities	5,692	6,151
Other miscellaneous	(1,838)	7,566
Total change in general and administrative expenses	$38,910	$51,597
General and administrative expenses increased by $38.9 million during the three months ended March 31, 2023 as compared to the same period in the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $22.8 million, facility-related expenses increased by $5.7 million, contract labour and consulting increased by $4.5 million and travel and communication expenses increased by $4.1 million. Overall, general and administrative expenses, as a percentage of total revenues, remained stable at 10%.
General and administrative expenses increased by $51.6 million during the nine months ended March 31, 2023 as compared to the same period in the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $22.7 million, other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, increased by $7.6 million, share-based compensation expense increased by $6.5 million, facilities expense increased by $6.2 million and travel and communications expense increased by $5.0 million. Overall, general and administrative expenses, as a percentage of total revenues, remained stable at 9%.
Our general and administrative labour resources increased by 1,836 employees, from 1,980 employees at March 31, 2022 to 3,816 employees at March 31, 2023, primarily as a result of the Micro Focus Acquisition.
Depreciation expenses:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Depreciation	$30,577	$8,207	$22,370	$76,609	$11,074	$65,535
Depreciation expenses increased during the three and nine months ended March 31, 2023 by $8.2 million and $11.1 million, respectively, compared to the same periods in the prior fiscal year, primarily as a result of the Micro Focus Acquisition.
Depreciation expenses, as a percentage of total revenue remained stable for the three and nine months ended March 31, 2023 at 3%, respectively, compared to the same periods in the prior fiscal year.
Amortization of acquired customer-based intangible assets:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Amortization of acquired customer-based intangible assets	$97,237	$41,022	$56,215	$205,121	$44,357	$160,764

Amortization of acquired customer-based intangible assets increased during the three months ended March 31, 2023 by $41.0 million as compared to the same period in the prior fiscal year. This was primarily related to amortization of newly acquired customer-based intangible assets from the Micro Focus Acquisition over the prior fiscal year.
Amortization of acquired customer-based intangible assets increased during the nine months ended March 31, 2023 by $44.4 million as compared to the same period in the prior fiscal year. This was primarily related to amortization of newly acquired customer-based intangible assets from the Micro Focus Acquisition over the prior fiscal year.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Special charges (recoveries)	$74,350	$63,319	$11,031	$98,937	$78,345	$20,592
Special charges (recoveries) increased by $63.3 million during the three months ended March 31, 2023 over the comparative period. Acquisition related costs increased by $33.5 million, primarily due to the Micro Focus Acquisition, other miscellaneous charges increased by $20.0 million primarily due to severance charges and restructuring costs related to the Micro Focus Acquisition increased by $11.2 million.
Special charges (recoveries) increased by $78.3 million during the nine months ended March 31, 2023 as compared to the same period in the prior fiscal year. Acquisition related costs increased by $39.4 million, primarily due to the Micro Focus Acquisition, other miscellaneous charges increased by $21.0 million primarily due to severance charges and restructuring costs related to the Micro Focus Acquisition increased by $11.2 million.
For more details on Special charges (recoveries), see Note 18 “Special Charges (Recoveries)” to our Condensed Consolidated Financial Statements.

Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Foreign exchange gains (losses)	$55,558	$59,001	$(3,443)	$54,257	$57,157	$(2,900)
Unrealized losses on derivatives not designated as hedges (1)	(102,713)	(102,713)	—	(112,567)	(112,567)	—
Realized gains on derivatives not designated as hedges (2)	137,471	137,471	—	137,471	137,471	—
OpenText share in net income (loss) of equity investees (3)	(4,724)	(32,470)	27,746	(11,547)	(70,650)	59,103
Loss on debt extinguishment (4) (5)	(21)	(21)	—	(8,152)	19,261	(27,413)
Other miscellaneous income	135	46	89	362	15	347
Total other income, net	$85,706	$61,314	$24,392	$59,824	$30,687	$29,137
__________________________
(1)Represents the unrealized gains (losses) on our derivatives not designated as hedges related to the financing of the Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for more details).
(2)Represents the realized gains (losses) on our derivatives not designated as hedges related to the financing of the Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for more details).
(3)Represents our share in net income (losses) of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see Note 9 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).
(4)On December 1, 2022, we amended the Acquisition Term Loan and Bridge Loan to reallocate commitments under the Bridge Loan to the Acquisition Term Loan and terminated all remaining commitments under the Bridge Loan which resulted in a loss on debt extinguishment of $8.2 million related to unamortized debt issuance costs (see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements for more details).
(5)On December 9, 2021, we redeemed Senior Notes 2026 in full, which resulted in a loss on debt extinguishment of $27.4 million. Of this, $25.0 million related to the early termination call premium, $6.2 million related to unamortized debt issuance costs and $(3.8) million related to unamortized premium (see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements for more details).
Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Interest expense related to total outstanding debt (1)	$118,574	$80,581	$37,993	$214,159	$102,188	$111,971
Interest income	(19,488)	(18,637)	(851)	(41,013)	(38,631)	(2,382)
Other miscellaneous expense	5,416	2,320	3,096	10,453	2,504	7,949
Total interest and other related expense, net	$104,502	$64,264	$40,238	$183,599	$66,061	$117,538
__________________________
(1) For more details see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Provision for (recovery of) Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Provision for (recovery of) income taxes	$(12,420)	$(53,461)	$41,041	$71,979	$(51,778)	$123,757
The effective tax rate for the three months ended March 31, 2023 was (27.5)% compared to a provision of 35.5% for the three months ended March 31, 2022. The Company’s tax rate for the three months ended March 31, 2023, differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to the internal reorganization and a pre-tax gain created by the mark-to-market valuation on the derivatives not designated as hedges that the Company entered into in connection with the Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated

Financial Statements). The mark-to-market gains in the quarter are considered capital in nature for income tax purposes and 50% of realized gains are not taxable. Other items impacting the rate include permanent items such as disallowed stock-based compensation and foreign income inclusions, offset by research and development credits, foreign tax credits and a net decrease in uncertain tax positions. The Company’s effective tax rate for the three months ended March 31, 2022, differs from the Canadian statutory rate primarily due to US Base Erosion and Anti-Abuse Tax (BEAT), partially offset by research and development credits and tax benefits related to stock-based compensation deductions.
The effective tax rate for the nine months ended March 31, 2023 was 26.5% compared to a provision of 29.6% for the nine months ended March 31, 2022. The Company’s tax rate for the nine months ended March 31, 2023 differs from the Canadian statutory rate of 26.5% primarily due to a net increase in uncertain tax positions, US BEAT and permanent items such as disallowed stock-based compensation and foreign passive income inclusion, partially offset by research and development credits, foreign tax credits, 50% non-taxable portion of capital gains on mark-to-market derivatives not designated as a hedge and tax benefits of internal reorganizations. The Company’s effective tax rate for the nine months ended March 31, 2022, differs from the Canadian statutory rate primarily due to US BEAT, partially offset by research and development credits.
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
For information on certain potential tax contingencies, including the Canada Revenue Agency matter, see Note 14 “Guarantees and Contingencies” and Note 15 “Income Taxes” to our Condensed Consolidated Financial Statements. Please also see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.

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
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) is consistently calculated as GAAP-based net income, attributable to OpenText, excluding interest income (expense), provision for (recovery of) income taxes, depreciation and amortization of acquired intangible assets, other income (expense), share-based compensation and special charges (recoveries).
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

The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented. The Micro Focus Acquisition has a significant impact on period-over-period comparability as more fully discussed below.
Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2023
(In thousands, except for per share data)

	Three Months Ended March 31, 2023
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$157,658		$(2,943)	(1)	$154,715
Customer support	67,067		(1,157)	(1)	65,910
Professional service and other	78,526		(1,884)	(1)	76,642
Amortization of acquired technology-based intangible assets	62,639		(62,639)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	874,944	70.3%	68,623	(3)	943,567	75.8%
Operating expenses
Research and development	210,731		(10,801)	(1)	199,930
Sales and marketing	271,013		(11,947)	(1)	259,066
General and administrative	127,047		(7,636)	(1)	119,411
Amortization of acquired customer-based intangible assets	97,237		(97,237)	(2)	—
Special charges (recoveries)	74,350		(74,350)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	63,989		270,594	(5)	334,583
Other income (expense), net	85,706		(85,706)	(6)	—
Provision for (recovery of) income taxes	(12,420)		44,631	(7)	32,211
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	57,556		140,257	(8)	197,813
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.21		$0.52	(8)	$0.73
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
(6)Adjustment relates to the exclusion of other income (expense) from our Non-GAAP-based operating expenses as other income (expense) generally relates to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results. Other income (expense) also includes our share of income (losses) from our holdings in investments as a limited partner. We do not actively trade equity securities in these privately held companies nor do we plan our ongoing operations based around any anticipated fundings or distributions from these investments. We exclude gains and losses on these investments as we do not believe they are reflective of our ongoing business and operating results. Other income (expense) also includes unrealized and realized gains (losses) on our derivatives which are not designated as hedges. We exclude gains and losses on these derivatives as we do not believe they are reflective on our ongoing business and operating results.
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

(8)Reconciliation of GAAP-based net income (loss) to Non-GAAP-based net income:

	Three Months Ended March 31, 2023
		Per share diluted
GAAP-based net income, attributable to OpenText	$57,556	$0.21
Add:
Amortization	159,876	0.59
Share-based compensation	36,368	0.13
Special charges (recoveries)	74,350	0.28
Other (income) expense, net	(85,706)	(0.32)
GAAP-based provision for (recovery of) income taxes	(12,420)	(0.04)
Non-GAAP-based provision for income taxes	(32,211)	(0.12)
Non-GAAP-based net income, attributable to OpenText	$197,813	$0.73
Reconciliation of Adjusted EBITDA

Three Months Ended March 31, 2023
GAAP-based net income, attributable to OpenText	$57,556
Add:
Provision for (recovery of) income taxes	(12,420)
Interest and other related expense, net	104,502
Amortization of acquired technology-based intangible assets	62,639
Amortization of acquired customer-based intangible assets	97,237
Depreciation	30,577
Share-based compensation	36,368
Special charges (recoveries)	74,350
Other (income) expense, net	(85,706)
Adjusted EBITDA	$365,103

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
______________________________
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 35% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2023
(In thousands, except for per share data)

	Nine Months Ended March 31, 2023
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$423,771		$(7,788)	(1)	$415,983
Customer support	123,010		(2,414)	(1)	120,596
Professional service and other	186,390		(5,172)	(1)	181,218
Amortization of acquired technology-based intangible assets	146,139		(146,139)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	2,104,379	70.3%	161,513	(3)	2,265,892	75.7%
Operating expenses
Research and development	430,629		(25,481)	(1)	405,148
Sales and marketing	615,354		(28,243)	(1)	587,111
General and administrative	282,724		(19,300)	(1)	263,424
Amortization of acquired customer-based intangible assets	205,121		(205,121)	(2)	—
Special charges (recoveries)	98,937		(98,937)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	395,005		538,595	(5)	933,600
Other income (expense), net	59,824		(59,824)	(6)	—
Provision for income taxes	71,979		33,021	(7)	105,000
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	199,113		445,750	(8)	644,863
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.74		$1.65	(8)	$2.39
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
(6)Adjustment relates to the exclusion of other income (expense) from our Non-GAAP-based operating expenses as other income (expense) generally relates to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results. Other income (expense) also includes our share of income (losses) from our holdings in investments as a limited partner. We do not actively trade equity securities in these privately held companies nor do we plan our ongoing operations based around any anticipated fundings or distributions from these investments. We exclude gains and losses on these investments as we do not believe they are reflective of our ongoing business and operating results. Other income (expense) also includes unrealized and realized gains (losses) on our derivatives which are not designated as hedges. We exclude gains and losses on these derivatives as we do not believe they are reflective on our ongoing business and operating results.
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

(8)Reconciliation of GAAP-based net income (loss) to Non-GAAP-based net income:

	Nine Months Ended March 31, 2023
		Per share diluted
GAAP-based net income, attributable to OpenText	$199,113	$0.74
Add:
Amortization	351,260	1.30
Share-based compensation	88,398	0.32
Special charges (recoveries)	98,937	0.37
Other (income) expense, net	(59,824)	(0.22)
GAAP-based provision for income taxes	71,979	0.27
Non-GAAP-based provision for income taxes	(105,000)	(0.39)
Non-GAAP-based net income, attributable to OpenText	$644,863	$2.39
Reconciliation of Adjusted EBITDA

Nine Months Ended March 31, 2023
GAAP-based net income, attributable to OpenText	$199,113
Add:
Provision for income taxes	71,979
Interest and other related expense, net	183,599
Amortization of acquired technology-based intangible assets	146,139
Amortization of acquired customer-based intangible assets	205,121
Depreciation	76,609
Share-based compensation	88,398
Special charges (recoveries)	98,937
Other (income) expense, net	(59,824)
Adjusted EBITDA	$1,010,071

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
___________________________________
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 30% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2022
		Per share diluted
GAAP-based net income, attributable to OpenText	$294,894	$1.08
Add:
Amortization	313,097	1.15
Share-based compensation	45,091	0.17
Special charges (recoveries)	20,592	0.08
Other (income) expense, net	(29,137)	(0.11)
GAAP-based provision for income taxes	123,757	0.45
Non-GAAP-based provision for income taxes	(107,579)	(0.39)
Non-GAAP-based net income, attributable to OpenText	$660,715	$2.43
Reconciliation of Adjusted EBITDA

Nine Months Ended March 31, 2022
GAAP-based net income, attributable to OpenText	$294,894
Add:
Provision for income taxes	123,757
Interest and other related expense, net	117,538
Amortization of acquired technology-based intangible assets	152,333
Amortization of acquired customer-based intangible assets	160,764
Depreciation	65,535
Share-based compensation	45,091
Special charges (recoveries)	20,592
Other (income) expense, net	(29,137)
Adjusted EBITDA	$951,367

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of March 31, 2023	Change increase (decrease)	As of June 30, 2022
Cash and cash equivalents	$1,396,817	$(296,924)	$1,693,741
Restricted cash (1)	2,903	733	2,170
Total cash, cash equivalents and restricted cash	$1,399,720	$(296,191)	$1,695,911
__________________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (see Note 9 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).

	Nine Months Ended March 31,
(In thousands)	2023	Change	2022
Cash provided by operating activities	$663,904	$(65,966)	$729,870
Cash used in investing activities	$(5,625,003)	$(4,692,042)	$(932,961)
Cash provided by financing activities	$4,662,276	$4,396,214	$266,062
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
As of March 31, 2023, we have recognized a provision of $18.6 million (June 30, 2022—$15.1 million) in respect of deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities decreased by $66.0 million during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year due to a decrease in net income after the impact of non-cash items of $47.4 million and a decrease in changes from working capital of $18.4 million.
During the third quarter of Fiscal 2023 we had a days sales outstanding (DSO) of 45 days, compared to our DSO of 44 days during the third quarter of Fiscal 2022. The per day impact of our DSO in the third quarter of Fiscal 2023 and Fiscal 2022 on our cash flows was $9.7 million and $9.8 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $4,692.0 million during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year primarily due to the increase in consideration paid for an acquisition during the first nine months of Fiscal 2023, which includes cash paid for the Micro Focus Acquisition of $5,655.6 million, as compared to the cash paid during the first nine months of Fiscal 2022 for the acquisition of Zix of $856.2 million and acquisition of Bricata Inc. of $17.9 million.
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
Cash flows provided by financing activities increased by $4.396 billion during the nine months ended March 31, 2023 as compared to the same period in the prior fiscal year. This is primarily due to the net impact of the following activities:
(i)$3.427 billion increase in proceeds from the issuance of long-term debt and draw down on the Revolver;
(ii)$841.0 million decrease in repayments of long-term debt and Revolver;
(iii)$211.8 million related to less cash used in the repurchases of Common Shares and treasury stock; and
(iv)$25.0 million relating to early call termination premium upon redemption of Senior Notes 2026 in Fiscal 2022 that did not occur in Fiscal 2023.
The increases in cash flows provided by financing activities above were partially offset by the following decreases:
(i)$60.1 million increase in debt issuance costs;
(ii)$31.3 million related to lower proceeds from the issuance of Common Shares for the exercise of options and the OpenText ESPP; and
(iii)$15.9 million related to higher cash dividends paid to shareholders.
Cash Dividends
During the three and nine months ended March 31, 2023, we declared and paid cash dividends of $0.24299 and $0.72897 per Common Share, respectively, in the aggregate amount of $64.9 million and $194.5 million, respectively (three and nine months ended March 31, 2022—$0.2209 and $0.6627 per Common Share, respectively, in the aggregate amount of $59.1 million and $178.6 million, respectively).
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
Senior Notes 2030
On February 18, 2020 OTHI, a wholly-owned indirect subsidiary of the Company, issued $900 million in aggregate principal amount of 4.125% Senior Notes due 2030 guaranteed by the Company (Senior Notes 2030) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (Securities Act), and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2030 bear interest at a rate of 4.125% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2030 will mature on February 15, 2030, unless earlier redeemed, in accordance with their terms, or repurchased.
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
Senior Secured Fixed Rate Notes
Senior Secured Notes 2027
On December 1, 2022, we issued $1 billion in aggregate principal amount of Senior Secured Notes 2027 in connection with the financing of the Micro Focus Acquisition in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Secured Notes 2027 bear interest at a rate of 6.90% per annum, payable semi-annually in arrears on June

1 and December 1, commencing on June 1, 2023. Senior Secured Notes 2027 will mature on December 1, 2027, unless earlier redeemed, in accordance with their terms, or repurchased.
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
Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver, the Acquisition Term Loan and Senior Secured Notes 2027. Term Loan B has a seven-year term, maturing in May 2025.
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the Eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate. The applicable margin for borrowings under Term Loan B is 1.75%, with respect to LIBOR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus LIBOR (subject to a 0.00% floor). As of March 31, 2023, the outstanding balance on the Term Loan B bears an interest rate of 6.38%. For more information regarding the impact and discontinuance of LIBOR, see “Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2023, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.3:1.
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
During the third quarter of Fiscal 2023, the Company drew down $450.0 million from the Revolver to partially fund the Micro Focus Acquisition, and as of March 31, 2023, $450.0 million remains outstanding (June 30, 2022—nil). In April 2023, the Company paid $175 million drawn under the Revolver.
For the three and nine months ended March 31, 2023, we recorded interest expense of $5.0 million, respectively, relating to the Revolver (three and nine months ended March 31, 2022—nil).
Acquisition Term Loan
On December 1, 2022, we amended our first lien term loan facility (the Acquisition Term Loan), dated as of August 25, 2022, to increase the aggregate commitments under the senior secured delayed-draw term loan facility from an aggregate principal amount of $2.585 billion to an aggregate principal amount of $3.585 billion. During the third quarter of Fiscal 2023, the Company drew down $3.585 billion, net of original issuance discount of 3% and other fees, of which the net proceeds were used to fund the Micro Focus Acquisition (see Note 19 “Acquisitions” to our Condensed Consolidated Financial Statements for more details).
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to 3.5% plus Term Secured Overnight Financing Rate (SOFR) and the SOFR adjustment. As of March 31, 2023, the outstanding balance on the Acquisition Term Loan bears an interest rate of 8.22%.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.5:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of March 31, 2023, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.3:1.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver, Term Loan B and the Senior Secured Notes 2027.

For the three and nine months ended March 31, 2023, we recorded interest expense of $48.1 million, respectively, relating to the Acquisition Term Loan (three and nine months ended March 31, 2022— nil, respectively).
The foregoing description of the Acquisition Term Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the Acquisition Term Loan, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2022.
Bridge Loan
On August 25, 2022, we entered into a bridge loan agreement (Bridge Loan) which provided for commitments of up to $2.0 billion to finance a portion of the repayment of Micro Focus’ existing debt. On December 1, 2022, we entered into an amendment to the Bridge Loan that reallocated commitments under the Bridge Loan to the Acquisition Term Loan. In connection with the amendment to the Bridge Loan and the receipt of proceeds from the issuance of the Senior Secured Notes 2027, all remaining commitments under the Bridge Loan were reduced to zero and the Bridge Loan was terminated, which resulted in a loss on debt extinguishment of $8.2 million relating to unamortized debt issuance costs (see Note 22 “Other Income (Expense), Net” to our Condensed Consolidated Financial Statements for more details).
As of March 31, 2023, we had no borrowings under the Bridge Loan. For the three and nine months ended March 31, 2023, we did not record any interest expense relating to the Bridge Loan.
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
On November 4, 2021, the Board authorized a share repurchase plan (the Fiscal 2022 Repurchase Plan), pursuant to which we were authorized to purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares on the NASDAQ Global Select Market, the TSX (as part of a Fiscal 2022 Normal Course Issuer Bid (NCIB)) and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. The price that we paid for Common Shares in open market transactions was the market price at the time of purchase or such other price as was permitted by applicable law or stock exchange rules.
The Fiscal 2022 Repurchase Plan was effected in accordance with Rule 10b-18. All Common Shares purchased by us pursuant to the Fiscal 2022 Repurchase Plan were cancelled.

During the three and nine months ended March 31, 2023, we did not repurchase and cancel any Common Shares (three and nine months ended March 31, 2022—1,000,000 and 2,809,559 Common Shares, respectively, for $45.1 million and $136.1 million, respectively).
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
The Company renewed the NCIB in Fiscal 2022 in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2022 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2022 NCIB pursuant to which the Company was authorized to purchase Common Shares over the TSX for the period commencing November 12, 2021 until November 11, 2022 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that could be purchased in this period was 13,638,008 (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021), and the maximum number of Common Shares that could be purchased on a single day was 112,590 Common Shares, which is 25% of 450,361 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31, 2021), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18.
Commitments and Contractual Obligations
As of March 31, 2023, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	April 1, 2023 - June 30, 2023	July 1, 2023 - June 30, 2025	July 1, 2025 - June 30, 2027	July 1, 2027 and beyond
Long-term debt obligations (1)	$12,653,743	$173,013	$2,616,207	$1,050,435	$8,814,088
Operating lease obligations (2)	427,771	28,363	185,396	106,668	107,344
Finance lease obligations (3)	12,958	1,475	9,086	2,397	—
Purchase obligations for contracts not accounted for as lease obligations	192,102	15,734	114,106	62,262	—
	$13,286,574	$218,585	$2,924,795	$1,221,762	$8,921,432
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
(3)Represents the undiscounted future minimum lease payments under our finance leases liabilities and excludes sublease income expected to be received under our various sublease agreements with third parties. Please see Note 6 “Leases” to our Condensed Consolidated Financial Statements for more details.
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of March 31, 2023, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $73 million. As of March 31, 2023, we have provisionally paid approximately $32 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on the Condensed Consolidated Balance Sheets as of March 31, 2023.
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
The CRA has audited Fiscal 2017 and Fiscal 2018 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 and Fiscal 2018 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 and Fiscal 2018 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017 and Fiscal 2018 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017 and on March 15, 2023, we filed our notice of objection regarding the reassessment in respect of Fiscal 2018. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and Fiscal 2018 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 and Fiscal 2018 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2024 while the matter is in dispute.
We will continue to vigorously contest the adjustments to our taxable income and any penalty and interest assessments, as well as any reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Condensed Consolidated Financial Statements. The CRA is currently in preliminary stages of auditing Fiscal 2019.
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS) (the Luna Complaint). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the Securities Actions). On November 21, 2019, the district court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. On October 22, 2020, the district court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit. On December 21, 2021, the United States Court of Appeals for the First Circuit issued a decision reversing and remanding the Securities Actions to the district court for further proceedings. The parties are engaged in discovery. The defendants remain confident in their position, believe the Securities Actions are without merit, and will continue to vigorously defend the matter.
Carbonite vs Realtime Data
On February 27, 2017, before our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (Realtime Data) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas captioned Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL). Therein, it alleged that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S. District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the same asserted patents against other companies. After a stay pending appeal in one of those suits, on January 21, 2021, the district court held a hearing to construe the claims of the asserted patents. As to the fourth patent asserted against Carbonite, on September 24, 2019, the U.S. Patent & Trademark Office Patent Trial and Appeal Board invalidated certain claims of that patent, including certain claims that had been asserted against Carbonite. The parties then jointly stipulated to dismiss that patent from this action. On August 23, 2021, in one of the suits against other companies, the District of Delaware (No. 1:17-cv-800), held all of the patents asserted against Carbonite to be invalid. Realtime Data has appealed that decision to the U.S. Court of Appeals for the Federal Circuit. We continue to vigorously defend the matter, and the U.S. District Court for the District of Massachusetts has issued a claim construction order. We have not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and we remain unable to reasonably estimate a possible loss or range of loss associated with this litigation.

Other Matters
Please see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022, Part II, Item 1A “Risk Factors” included elsewhere within this Quarterly Report on Form 10-Q as well as Micro Focus’ Audited Consolidated Financial Statements for the years ended October 31, 2022 and 2021, included in our Form 8-K/A filed on April 10, 2023, related to certain historical matters arising prior to the Micro Focus Acquisition.
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
As of March 31, 2023, we had an outstanding balance of $950.0 million on Term Loan B. Term Loan B bears a floating interest rate of 1.75% plus LIBOR. As of March 31, 2023, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.5 million, assuming that the loan balance as of March 31, 2023 is outstanding for the entire period (June 30, 2022—$9.6 million).
As of March 31, 2023, we had an outstanding balance of $450.0 million under the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of March 31, 2023, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on the Revolver by approximately $4.5 million, assuming that the loan balance as of March 31, 2023 is outstanding for the entire period (June 30, 2022—nil).
As of March 31, 2023, we had an outstanding balance of $3.6 billion under the Acquisition Term Loan. Borrowings under the Acquisition Term Loan bears a floating interest rate of 3.5% plus Term SOFR and the SOFR adjustment. As of March 31, 2023, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on the Acquisition Term Loan by approximately $35.8 million, assuming that the loan balance as of March 31, 2023 is outstanding for the entire period (June 30, 2022—nil).
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
We have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the CAD foreign exchange forward contracts outstanding as of March 31, 2023, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark-to-market valuation on our existing foreign exchange forward contracts (June 30, 2022—$0.5 million).
Additionally, in connection with the Micro Focus Acquisition, in August 2022, we entered into certain derivative transactions to meet certain foreign currency obligations related to the purchase price of the Micro Focus Acquisition, mitigate the risk of foreign currency appreciation in the GBP denominated purchase price and mitigate the risk of foreign currency appreciation in the EUR denominated existing debt held by Micro Focus. We entered into the following derivatives: (i) three deal-contingent forward contracts, (ii) a non-contingent forward contract, and (iii) EUR/USD cross currency swaps. These instruments were entered into as economic hedges to mitigate foreign currency risks associated with the Micro Focus Acquisition. In connection with the closing of the Micro Focus Acquisition the deal-contingent forward and non-deal contingent forward contracts were settled and we designated the 7-year EUR/USD cross currency swaps as net investment hedges.
Based on the 5-year EUR/USD cross currency swaps outstanding as of March 31, 2023, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.5 million in the mark-to-market valuation on our existing cross currency swap (June 30, 2022—nil).
Based on the 7-year EUR/USD cross currency swaps outstanding as of March 31, 2023, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $8.0 million in the mark-to-market valuation on our existing cross currency swaps (June 30, 2022—nil).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of March 31, 2023 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at March 31, 2023	U.S. Dollar Equivalent at June 30, 2022
Euro	$182,052	$254,546
British Pound	86,453	44,020
Canadian Dollar	23,521	14,640
Swiss Franc	46,135	48,674
Other foreign currencies	222,527	127,060
Total cash and cash equivalents denominated in foreign currencies	560,688	488,940
U.S. Dollar	836,129	1,204,801
Total cash and cash equivalents	$1,396,817	$1,693,741
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $56.1 million (June 30, 2022—$48.9 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk.”
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Investors should note that we may announce information using our website, press releases, securities law filings, public conference calls, webcasts and the social media channels identified on the Investors section of our website (https://investors.opentext.com). Such social media channels may include the Company’s or our CEO’s blog, Twitter account or LinkedIn account. The information posted through such channels may be material. Accordingly, investors should monitor such channels in addition to our other forms of communication. Unless otherwise specified, such information is not incorporated into, or deemed to be a part of, this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K or in any other report or document we file with the SEC under the Securities Act, the Exchange Act or under applicable Canadian securities laws.
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
Risks Related to the Micro Focus Acquisition
We may fail to realize the benefits expected from the Micro Focus Acquisition, which could adversely affect our business and results of operations
The anticipated benefits we expect from the Micro Focus Acquisition are, necessarily, based on projections and assumptions about our combined business with Micro Focus, which may not materialize as expected or which may prove to be inaccurate. Our business and results of operations could be adversely affected if we are unable to realize the anticipated benefits from the Micro Focus Acquisition on a timely basis or at all, including realizing the anticipated synergies from the Micro Focus Acquisition in the anticipated amounts or within the anticipated timeframes or cost expectations or at all, including the execution of the Micro Focus Restructuring Plan. Achieving the benefits of the Micro Focus Acquisition will depend, in part, on our ability to integrate the business and operations of Micro Focus successfully and efficiently with our business. The challenges involved in this integration, which may be complex and time-consuming, include the following:
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
•retaining key employees;
•implementing expected cost synergies of $400 million, including execution of the Micro Focus Restructuring Plan;
•obligations that we will have to counterparties of Micro Focus that arise as a result of the change in control of Micro Focus; and
•the diversion of management attention from other important business objectives.
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of Micro Focus, then we may not achieve the anticipated benefits of the Micro Focus Acquisition, including through the execution of the Micro Focus Restructuring Plan, and our revenue, expenses, operating results and financial condition could be adversely affected.
The use of cash and incurrence of substantial indebtedness in connection with the financing of the Micro Focus Acquisition may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions
We have a significant amount of indebtedness outstanding following closing the Micro Focus Acquisition. As of March 31, 2023, we had $9.3 billion of total indebtedness. In connection with the financing of the Micro Focus Acquisition, on January 27, 2023, we drew down on our Revolver for $450.0 million, and on January 31, 2023 we drew down the entire amount of our Acquisition Term Loan, net of original issuance discount and other fees. The Acquisition Term Loan and Senior Secured Notes 2027 are secured by a first charge on substantially all of the assets of the Company and certain subsidiary guarantors on a pari passu basis with the Revolver and Term Loan B. This level of indebtedness could have important consequences to our business, including, but not limited to:
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
We may also encounter risk, costs and expenses associated with preparing periodic reporting and consolidated financial statements following the closing of the Micro Focus Acquisition. The expansion of effective internal controls over financial reporting and adequate disclosure controls and procedures over the Micro Focus business will be necessary to provide reliable financial reports and reporting. Micro Focus identified a material weakness in its internal controls over financial reporting for the fiscal year ended October 31, 2021, which was subsequently remediated. In the course of applying our internal controls framework to the Micro Focus business we may identify other material weaknesses, significant deficiencies or other deficiencies, which could result in our determining we have a material weakness in internal controls over financial reporting which could result in an adverse reaction in the financial markets and could have a material adverse effect on our business, financial condition, results of operation and prospects. Also, Micro Focus’ historical financial statements were prepared in accordance with IFRS and have not been prepared in accordance with U.S. GAAP. Micro Focus provided financial statements semi-annually, with a fiscal year end of October 31. Given such differences, it may be difficult for us to integrate systems in a timely fashion to continue to produce financial statements following the closing of the Micro Focus Acquisition.
In addition, the consummation of the Micro Focus Acquisition may heighten the potential adverse effects on our business, operating results or financial condition described in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022.

We have incurred significant transaction costs in connection with the Micro Focus Acquisition that could adversely affect our results of operations
We have incurred significant transaction costs in connection with the Micro Focus Acquisition, including payment of certain fees and expenses incurred in connection with the Micro Focus Acquisition and related transactions to obtain financing for the Micro Focus Acquisition, including entering into certain derivative transactions in connection with the Micro Focus Acquisition as further described herein. We have mark-to-market valuation adjustments for certain derivative transactions, based on foreign currency fluctuations. For more information on our mark-to-market derivatives, see Note 17 “Derivative Instruments and Hedging Activities” and Note 22 “Other Income (Expense), Net” to our Condensed Consolidated Financial Statements and Item 2. Management's Discussion and Analysis of Financial condition and Results of Operations. Additional unanticipated costs may be incurred in the integration process. These could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid.
Furthermore, we have incurred and may continue to incur severance expenses and restructuring charges in connection with the Micro Focus Restructuring Plan, which may adversely affect our operating results following the closing of the Micro Focus Acquisition in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid.
Micro Focus’ provision for income taxes and any ultimate tax liability may differ from the amounts initially recorded and such differences could have an adverse effect on the combined company’s financial condition and results of operations.
As disclosed in Micro Focus’ Audited Consolidated Financial Statements for the years ended October 31, 2022 and 2021, included in our Form 8-K/A filed on April 10, 2023, the United Kingdom (U.K.) tax authorities have challenged certain historic tax filing positions of Micro Focus. Based on Micro Focus’ assessment of the value of the underlying tax benefit under dispute, and as supported by external professional advice, it believes that it has no liability in respect of these matters and therefore no tax charge was recorded in current or previous periods. Although the Company, after closing of the Micro Focus Acquisition, believes its assessment is reasonable, no assurance can be made regarding the ultimate outcome of these matters.
The Company, after closing of the Micro Focus Acquisition, is also subject to income taxes in numerous jurisdictions and significant judgment has been applied in determining its worldwide provision for income taxes, including matters related to the European Union (EU) State Aid and U.K. tax authority challenge in respect of prior periods. The provision for income taxes may be impacted by various internal and external factors that could have favorable or unfavorable effects, including changes in tax laws, regulations and/or rates, results of audits, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, the impact of transactions completed, the structuring of activities undertaken, the application of complex transfer pricing rules, changes in the valuation of deferred tax assets and liabilities, and changes in overall mix and levels of income before taxes. Further, due to Micro Focus’ complex acquisitive history, it could become subject to additional tax audits in jurisdictions in which it has not historically been subject to examination. As a result, Micro Focus’ worldwide provision for income taxes and any ultimate tax liability may differ from the amounts initially recorded and such differences could have an adverse effect on the combined company’s financial condition and results of operations.
For more information on certain tax matters relating to the Company, after closing of the Micro Focus Acquisition, see Note 7 (Taxation) to Micro Focus’ Audited Consolidated Financial Statements for the years ended October 31, 2022 and 2021, included in our Form 8-K/A filed on April 10, 2023.
Following completion of the Micro Focus Acquisition, we may inherit litigation that could materially adversely affect us.
From time to time and in the ordinary course of our business, Micro Focus has and may become involved in various legal proceedings, including commercial, product liability, employment, class action and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time consuming and expensive, could divert Micro Focus’ and our management's attention away from their regular business and, if such legal proceedings are adversely resolved against tax matters relating to the Company, after closing of the Micro Focus Acquisition, such result could have a material adverse effect on our combined business, operating results or financial condition following completion of the Micro Focus Acquisition. See Micro Focus’ Audited Consolidated Financial Statements for the years ended October 31, 2022 and 2021, included in our Form 8-K/A filed on April 10, 2023, for further information on certain Micro Focus litigation matters.

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
Date: May 4, 2023

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ COSMIN BALOTA
Cosmin Balota Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)