Form 10-K
period 2023-06-30
OPEN TEXT CORP
filed 2023-08-03
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023.
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2022, the end of the registrant’s most recently completed second fiscal quarter, was approximately $7.8 billion. As of July 28, 2023, there were 271,186,620 outstanding Common Shares of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
None.

OPEN TEXT CORPORATION

Part I
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements or information (forward-looking statements) within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), Section 27A of the U.S. Securities Act of 1933, as amended (the Securities Act), and other applicable securities laws of the United States and Canada, and is subject to the safe harbors created by those provisions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. The forward-looking statements contained in this report are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general political, economic and market conditions, including any potential recession; (iv) our ability to manage inflation, including increased labour costs associated with attracting and retaining employees and rising interest rates; (v) our continued ability to manage certain foreign currency risk through hedging; (vi) equity and debt markets continuing to provide us with access to capital; (vii) our continued ability to identify, source and finance attractive and executable business combination opportunities, as well as our ability to continue to successfully integrate any such opportunities, including in accordance with the expected timeframe and/or cost budget for such integration; (viii) our continued ability to avoid infringing third party intellectual property rights; and (ix) our ability to successfully implement our restructuring plans. Management’s estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct.
These forward-looking statements involve known and unknown risks as well as uncertainties, which include (i) the impact of the Russia-Ukraine conflict on our business, including our decision to cease all direct business in Russia and Belarus and with known Russian-owned companies; and (ii) those discussed herein and in the Notes to Consolidated Financial Statements for the year ended June 30, 2023, which are set forth in Part II, Item 8 of this Annual Report on Form 10-K. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management's current expectations and projections about future results only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors”, and forward-looking statements set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K as well as other documents we file from time to time with the United States Securities and Exchange Commission (the SEC) and Canadian securities regulators. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K because these forward-looking statements are relevant only as of the date they were made.

The following Fiscal Year terms are used throughout this Annual Report on Form 10-K:

Fiscal Year	Beginning Date	Ending Date
Fiscal 2025	July 1, 2024	June 30, 2025
Fiscal 2024	July 1, 2023	June 30, 2024
Fiscal 2023	July 1, 2022	June 30, 2023
Fiscal 2022	July 1, 2021	June 30, 2022
Fiscal 2021	July 1, 2020	June 30, 2021
Fiscal 2020	July 1, 2019	June 30, 2020
Fiscal 2019	July 1, 2018	June 30, 2019
Fiscal 2018	July 1, 2017	June 30, 2018
Fiscal 2017	July 1, 2016	June 30, 2017
Fiscal 2016	July 1, 2015	June 30, 2016
Fiscal 2015	July 1, 2014	June 30, 2015
Fiscal 2014	July 1, 2013	June 30, 2014
Fiscal 2013	July 1, 2012	June 30, 2013
Fiscal 2012	July 1, 2011	June 30, 2012

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
Risks Related to our Business and Industry
•If we do not continue to develop technologically advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected
•Product development is a long, expensive and uncertain process, and we may terminate one or more of our development programs
•Our investment in our current research and development efforts may not provide a sufficient or timely return
•If our software products and services do not gain market acceptance, our operating results may be negatively affected
•Failure to protect our intellectual property could harm our ability to compete effectively
•Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenues and profits
•Our software products and services may contain defects that could harm our reputation, be costly to correct, delay revenues and expose us to litigation
•Our software products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business
•Risks associated with the evolving use of the Internet, including changing standards, competition and regulation and associated compliance efforts, may adversely impact our business
•Business disruptions, including those arising from disasters, pandemics or catastrophic events, may adversely affect our operations
•Unauthorized disclosures, cyber-attacks, breaches of data security and other information technology risks may adversely affect our operations
•Our success depends on our relationships with strategic partners, distributors and third-party service providers and any reduction in the sales efforts by distributors, cooperative efforts from our partners or service from third party providers could materially impact our revenues
•The loss of licenses to resell or use third-party software or the lack of support or enhancement of such software could adversely affect our business
•Current and future competitors could have a significant impact on our ability to generate future revenues and profits
•The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in revenues being recognized from quarter to quarter
•Our existing customers might cancel contracts with us, fail to renew contracts on their renewal dates and/or fail to purchase additional services and products, and we may be unable to attract new customers, which could adversely affect our operating results
•Consolidation in the industry, particularly by large, well-capitalized companies, could place pressure on our operating margins which could, in turn, have a material adverse effect on our business
•We may be unable to maintain or expand our base of small and medium-sized businesses (SMBs) and consumer customers, which could adversely affect our anticipated future growth and operating results
•Our sales to government clients expose us to business volatility and risks, including government budgeting cycles and appropriations, early termination, audits, investigations, sanctions and penalties
•Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine conflict, has affected and may continue to affect our business
•The restructuring of certain of our operations may be ineffective, may adversely affect our business and our finances, and we may incur additional restructuring charges in connection with such actions
•We have a Flex-Office program, which subjects us to certain operational challenges and risks
•We must continue to manage our internal resources during periods of company growth, or our operating results could be adversely affected
•If we lose the services of our executive officers or other key employees or if we are not able to attract or retain top employees, our business could be significantly harmed
•Our compensation structure may hinder our efforts to attract and retain vital employees

•Increased attention from shareholders, customers and other key relationships regarding our corporate social responsibility (CSR) and environmental, social and corporate governance (ESG) practices could impact our business activities, financial performance and reputation
Risks Related to Acquisitions
•Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results
•We may fail to realize all of the anticipated benefits of our acquisitions, including the Micro Focus Acquisition (as defined below), or those benefits may take longer to realize than expected
•We may be unable to successfully integrate acquired businesses or do so within the intended timeframes, which could have an adverse effect on our financial condition, results of operations and business prospects
•As a result of the Micro Focus Acquisition, the scope and size of our operations and business has substantially changed and will result in certain incremental risks to us. We cannot provide assurance that our expansion in scope and size will be successful
•We incurred significant transaction costs in connection with the Micro Focus Acquisition, and could incur unanticipated costs during the integration of Micro Focus that could adversely affect our results of operations
•Loss of key personnel could impair the integration of acquired businesses, lead to loss of customers and a decline in revenues, or otherwise could have an adverse effect on our operations
•Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting, cybersecurity and compliance with data privacy laws that are weaker than or otherwise not in conformity with ours
•Pro forma financial information may not be indicative of our financial condition or results following the Micro Focus Acquisition
Risks Related to Laws and Regulatory Compliance
•Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources
•As part of the ongoing audit of our Canadian tax returns by the Canada Revenue Agency (CRA), we have received notices of, and are appealing, reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, and the CRA has audited Fiscal 2017 and Fiscal 2018 and is auditing Fiscal 2019. An adverse outcome of these ongoing audits could have a material adverse effect on our financial position and results of operations
•Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, may adversely impact our business
•Certain of our products may be perceived as, or determined by the courts to be, a violation of privacy rights and related laws. Any such perception or determination could adversely affect our revenues and results of operations
•Artificial Intelligence (AI) and other machine learning technology is being integrated into some of our products, systems or solutions, which could present risks and challenges to our business
Risks Related to our Financial Condition
•We may not generate sufficient cash flow to satisfy our unfunded pension obligations
•Fluctuations in foreign currency exchange rates could materially affect our financial results
•Our indebtedness could limit our operations and opportunities
Risks Related to Ownership of our Common Stock
•Our revenues and operating results are likely to fluctuate, which could materially impact the market price of our Common Shares
•Changes in the market price of our Common Shares and credit ratings of our outstanding debt securities could lead to losses for shareholders and debt holders
General Risks
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

Item 1. Business
Incorporated in 1991, OpenText has grown to be a leader in Information Management offering a comprehensive line of Information Management products and services that power and protect businesses of all sizes. OpenText’s Information Management solutions manage the creation, capture, use, analysis and lifecycle of structured and unstructured data. Our Information Management solutions are designed to help organizations extract value and insights from their information, secure that information and meet the growing list of privacy and compliance requirements. OpenText helps customers improve efficiencies, redefine business models and transform industries.
Our products are available in private cloud, public cloud, off-cloud and application programming interface (API) cloud, or any combination thereof, to support the customer’s preferred deployment option. In providing choice and flexibility, we strive to maximize the lifetime value of the relationship with our customers and support their information-led transformation journey.
Business Overview and Strategy
About OpenText
OpenText is an Information Management company that provides software and services that empower digital businesses of all sizes to become more intelligent, connected, secure and responsible. The comprehensive OpenText Information Management platform and services provide secure and scalable solutions for global enterprises, SMBs, governments and consumers around the world. With critical tools and services for connecting and classifying data, OpenText accelerates customers’ ability to deploy Artificial Intelligence (AI), automate work, and strengthen productivity. The benefits of interconnected information enable customers to enhance real-time decision-making, meet new compliance standards, manage across multi-cloud environments, and stay cyber resilient with secure data. With rising compliance standards for data management, security, environmental, sustainability, and inclusion factors, OpenText empowers customers with foresight and trust.
Our products are fundamentally integrated into the operations and existing software systems of our customers’ businesses, so customers can securely manage the complexity of information flow end-to-end. Through automation and AI, we connect, synthesize and deliver information when and where needed to drive new efficiencies, experiences and insights. We make information more valuable by connecting it to digital business processes, enriching it with insights, protecting and securing it throughout its entire lifecycle and leveraging it to create engaging digital experiences. Our solutions connect large digital supply chains, IT service management ecosystems, application development and delivery workflows, and processes in many industries including manufacturing, retail and financial services.
Our solutions also enable organizations and consumers to secure their information so that they can collaborate with confidence, stay ahead of the regulatory technology curve and identify threats across their endpoints and networks. With a multi-layered security approach, we have a wide range of OpenText Cybersecurity solutions that power and protect at the data management layer, at the infrastructure and application layers, at the code, and at the edge, offering insights and threat intelligence across it all.
Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our installed customer base and to new customers, which include Global 10,000 companies (G10K), SMBs and consumers. Our R&D leverages our existing investments in the OpenText Cloud with the aim of ensuring that all our cloud products provide our customers with insights, meet compliance regulations and provide a seamless experience across our portfolio. Businesses of all sizes rely on a combination of public and private clouds, managed cloud services and off-cloud solutions. Looking ahead, the destination for our customers is hybrid and multi-cloud and our innovation roadmap is designed to provide flexibility in all environments. On January 31, 2023, we completed the acquisition of all of the outstanding ordinary shares of Micro Focus International Limited, formerly Micro Focus International plc (Micro Focus), a leading provider of mission-critical software technology and services that help customers accelerate digital transformation.
Our Products and Services
We leverage a common set of technologies, processes and systems to deliver our complete and integrated portfolio of Information Management solutions at scale to meet the demands and needs of a global market. Our solutions are marketed and delivered on the OpenText Cloud Platform, which supports customer deployments from private cloud to public cloud to off-cloud to API. Our architectural approach puts at the forefront the ability for customers to have the flexibility and customization they need in a hybrid multi-cloud world. The OpenText Cloud is a comprehensive Information Management platform consisting of six business clouds: our Content Cloud, Cybersecurity Cloud,

Application Automation Cloud, Business Network Cloud, IT Operations Management Cloud and Analytics & AI Cloud. In addition to our six business clouds, we have the Developers Cloud to help unleash developer creativity.
With embedded AI and analytics, our solutions improve business insight, employee productivity, customer experiences, asset utilization, collaboration, supply chain efficiency and risk management. Our innovation roadmap is focused on investing a significant amount of our R&D in cloud and AI capabilities. This includes enhancing the capabilities and deployment options of the acquired Micro Focus products, growing our public cloud and API offerings, driving deep integrations through co-innovations with partners, integrating security, analytics and AI solutions throughout our offerings and investing to meet new compliance standards. Our platform offers multi-level, multi-role and multi-context security. Information is secured at the data level, by user-enrolled security, context rights and time-based security. We also provide encryption at rest for document-level security. Below is a listing of our Information Management solutions.
For the year ended June 30, 2023, total revenues is comprised of 45% from Content Cloud, 20% from Cybersecurity Cloud, 15% from Business Network Cloud, 10% from Application Automation Cloud, 5% from IT Operations Management Cloud and 5% from Analytics & AI Cloud, with revenues from Business Network Cloud and Cybersecurity Cloud primarily derived from Cloud revenues, and the remaining primarily derived from Customer support revenues.
Content Cloud
Our Content Cloud empowers customers to gain an information advantage through robust content management, improved integrations and intelligent automation. It connects content to the digital business eliminating silos and providing convenient, secure and compliant remote access to both structured and unstructured data, boosting productivity and insights and reducing risk. Our solutions manage the lifecycle, distribution, use and analysis of information across the organization, from capture through archiving and disposition.
Our Content Services solutions range from content collaboration and intelligent capture to records management, collaboration, e-signatures and archiving, and are available off-cloud, on a cloud provider of the customer’s choice, as a subscription in the OpenText Cloud, in a hybrid environment or as a managed service. Our Content Services solutions enable customers to capture data from paper, electronic files and other sources and transform it into digital content delivered directly into content management solutions, business processes and analytic applications. Our customers can protect critical historical information within a secure, centralized archiving solution. OpenText Content Services adhere to the Content Management Interoperability Services (CMIS) standard and support a broad range of operating systems, databases, application servers and applications.
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
Also within Content Cloud, our Experience Cloud powers smarter experiences that drive revenue growth and customer loyalty. Our Digital Experience solutions create, manage, track and optimize omnichannel interactions throughout the customer journey, from acquisition to retention, and integrate with systems of record including Salesforce® and SAP®. The OpenText Digital Experience platform enables businesses to gain insights into their customer interactions and optimize them to improve customer lifetime value. The platform includes solutions and extensions that deliver highly personalized content and engagements along a continuous customer journey. With AI-powered analytics, the Experience Cloud can evaluate and deliver optimized user experiences at scale to ensure every point of interaction, whether physical or digital, on any device, is engaging and personalized.
The Experience Cloud platform includes a range of solutions from Customer Experience Management (CXM), Web Content Management (WCM), Digital Asset Management (DAM), Customer Analytics, AI & Insights, eDiscovery, Digital Fax, Omnichannel Communications, Secure Messaging, Voice of Customer (VoC), as well as customer journey, testing and segmentation.
Cybersecurity Cloud
Our Cybersecurity solutions provide organizations with capabilities to protect, prevent, detect, respond and quickly recover from threats across endpoints, network, applications, IT infrastructure and data, all with AI-led threat intelligence. OpenText Cybersecurity aims to protect critical information and processes through threat intelligence, forensics, identity, encryption, and cloud-based application security.
At the data layer, OpenText Cybersecurity helps customers be cyber-resilient with uninterrupted access and protection of business data against cyber threats. With Carbonite Endpoint, Carbonite Server, Carbonite Cloud-to-Cloud Backup and Information Archiving, we help ensure customers have visibility across all endpoints, devices and networks, for proactive discovery of sensitive data, identification of threats and sound data collection for investigation.
At the infrastructure and application layer, OpenText Cybersecurity solutions help detect issues and respond to and remediate threats. Our full suite of capabilities includes Application Security (Fortify), Identity and Access Management (NetIQ), Email Encryption (Voltage), Security Information and Event Management (SIEM with ArcSight), Endpoint Detection Response (EDR), Network Detection Response (NDR), Managed Detection and Response (MDR) and Digital Forensics & Incident Response. OpenText delivers services, combining front-line experience with automation, AI technology and OpenText software to help organizations detect threats in real time. Moreover, our eDiscovery capabilities provide forensics and unstructured data analytics for searching and investigating data to manage legal obligations and organizational risks. For highly regulated organizations, these machine learning capabilities help drive compliance and timely responses in complex situations. From threat prevention to detection and response, data management to investigation and compliance, OpenText Cybersecurity offers solutions to keep business operations in a trusted state across endpoints, networks, clouds, email, webservers, firewalls and logs.
At the edge, we help customers protect endpoints, virtual machine platforms and browsers from rising cyber-attacks. With Webroot Endpoint Protection, Webroot Domain Name System (DNS) protection, Email Security by Zix, Security Awareness Training, MDR and Threat Hunting, our security solutions are directed to the SMB and consumers segments. We serve SMB together with our network of Managed Service Providers (MSPs) who help deploy OpenText solutions at scale.
OpenText Cybersecurity solutions help secure operations using solutions with threat intelligence. Threat monitoring with BrightCloud, remote endpoint protection and automated cloud backup and recovery work together to protect employees and customer data while allowing organizations to prepare for, respond to and recover quickly from cyber-attacks. OpenText Cybersecurity products help find information, to effectively conduct investigations, manage risk and respond to incidents.
Business Network Cloud
Our Business Network Cloud provides a foundation for digital supply chains and secure e-commerce ecosystems. Our Business Network manages data within the organization and outside the firewall, connecting people, systems and Internet of Things (IoT) devices at a global scale for those seeking to digitize and automate their procure-to-pay and order-to-cash processes. For our customers, our Business Network Cloud offerings deliver streamlined connectivity, secure collaboration and real-time business intelligence in a single, unified platform. Organizations of all sizes can build global and sustainable supply chains, rapidly onboard new trading partners, comply with regional mandates, assess their credit quality and ethics scores, provide electronic invoicing and remove information silos across ecosystems and the extended enterprise.
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
IT Operations Management Cloud
Our IT Operations Management Cloud helps customers increase service levels and deliver better experiences through a more holistic management of IT assets and applications across all types of infrastructures and environments. Within IT operations management, we power IT service management for automation and advancement of IT support and asset management (SMAX). We enable customers with better AI operations management with the capabilities of network operations management (NOM) and connected data management and observability (OpsBridge). We help customers manage vulnerabilities and deployment of patches within their IT landscape through server and network automation. Lastly, with the power of our universal discovery and automation tools that can manage distributed landscapes, we help customers better manage cloud costs and carbon footprints.
As OpenText integrates the Micro Focus portfolio, we expect that new innovations will drive the combination of IT service management and enterprise content management to enable IT service agents with the right content and insights. Bringing the AI operations portfolio onto the OpenText private cloud is anticipated to allow customers to take advantage of the discovery capabilities on top of a private network and within private data. AI enabled tools are expected to accelerate how customers can manage and control cloud costs and carbon footprints across multiple environments. OpenText solutions are built on the integrated, AI-based OPTIC Platform to ensure IT efficiency and performance.
Analytics & AI Cloud
OpenText Analytics & AI Cloud solutions bring artificial intelligence with practical usage to provide organizations with actionable insights and better automation. We help organizations overcome enterprise data challenges through visualizations, advanced natural language processing and natural language understanding and integrated computer vision capabilities. With an open architecture, Analytics & AI can integrate with external AI services, such as Google Cloud or Azure.
Our Analytics & AI solutions feature capabilities from data analytics (Vertica) to insights from new unstructured data types (IDOL) to visualization that can be applied to key processes (Magellan, LegalTech). Our solutions help organizations process data of all types from anywhere, at any speed, and transforms data into insights that can be used in workflows through applications. These capabilities can be consumed as a full stack analytics engine or as API components embedded in other custom OEM solutions.
In addition, we have embedded AI data analytics in all our major offerings. Information management in the cloud, secure and intelligent and at scale; customers will benefit from our enhanced offerings.
Our AI and analytics capabilities within Content Cloud leverage structured or unstructured data to help organizations improve decision-making, gain operational efficiencies and increase visibility through interactive dashboards, reports and data visualizations. It leverages a comprehensive set of data analytics software, such as text mining, natural language processing, interactive visualizations and machine learning, to identify patterns, relationships, risks and trends that are used for predictive process automation and accelerated decision making. Our Magellan, Vertica, and IDOL solutions support composite AI for improved accuracy, and we help customers turn repositories of operational and experience information into clean and integrated “data lakes” that can be mined by AI to extract useful knowledge and insight for our customers.
Application Automation Cloud
The OpenText Application Automation Cloud focuses on helping customers re-engineer processes and quickly adapt to complex needs to deliver seamless customer and employee applications. Our cloud ready solutions speed up the development of case and process-driven applications with low-code, drag-and-drop components, reusable building blocks and pre-built accelerators to build and deploy solutions more easily. The Application Automation Cloud provides performance to functional testing, and lifecycle management of applications with improved visibility. Moreover, our professional services team works with customers to simplify complex interactions among people, content, transactions and workflows across multiple systems of record to support a diverse range of use cases.
Within our applications automation space, we help customers move workloads into the cloud by integrating customer applications they have on mainframes and older infrastructures. From mainframe development tools to host connectivity, our products deliver value managing a fast-paced and ever-changing IT landscape. Customers can innovate faster, with lower risk, by transforming their core business applications, processes, and infrastructure—from mainframe to cloud.
Developers Cloud
Developers can access API, cloud services and software development kits (SDK) from our six business cloud offerings, through the OpenText Developer Cloud, making it faster and easier to build, extend and customize Information Management applications. Our solutions help R&D teams engage with our community of developers to innovate and build custom applications. Our API solutions help developers accelerate new product development, utilize fewer resources and reduce time to delivery for their projects. With our Developer Cloud’s language-neutral protocols and cloud API services, our customers can reduce infrastructure spend, improve time-to-market and minimize the time and effort required to add new capabilities.
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
Organizations can gain an information advantage and quickly turn ideas into solutions with OpenText APIs to build, integrate and customize Information Management applications. OpenText APIs empower developers to focus on code-based innovation with a single, secure, infrastructure agnostic platform, freely available technical documentation and an open and engaged developer community to share knowledge and best practices to solve problems and create new solutions. Our innovation roadmap includes APIs as a deployment option for all new products.
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
Our Strategy
Growth
As an organization, we are committed to “Total Growth”, meaning we strive towards delivering value through organic initiatives, innovations and acquisitions. With an emphasis on increasing recurring revenues and expanding profitability, we believe our Total Growth strategy will ultimately drive cash flow growth, thus helping to fuel our innovation, broaden our go-to-market distribution and identify and execute strategic acquisitions. With strategic acquisitions, we are well positioned to expand our product portfolio and improve our ability to innovate and grow organically, which helps us to meet our long-term growth targets. Our Total Growth strategy is a durable model, that we believe will create both near and long-term shareholder value through organic and acquired growth, capital efficiency and profitability.
As a global leader in Information Management, we know customers need an integrated set of cloud products, solutions and services as a foundation for efficiency and growth. The cloud is a strategic business imperative that drives customers’ investment in product innovation, business agility, operational efficiency and cost management. We are committed to continuing our investment in the OpenText Cloud to better suit the evolving needs of our customers.
We are committed to continuous innovation. Over the last three fiscal years, we have invested a cumulative total of $1.5 billion in R&D or 13.6% of cumulative revenue for that three-year period. On an annual basis, we continue to target to spend 14% to 16% of revenues on R&D expense. With our innovation roadmap delivered, we believe we have fortified our support for customer choice: private cloud, public cloud, off-cloud, and API cloud.

Our investments in R&D push product innovation, increasing the value of our offerings to our installed customer base and new customers, which includes G10K, enterprise companies, public sector agencies, mid-market companies, SMB and consumers. The G10K are the world’s largest companies, ranked by estimated total revenues, as well as the world’s largest governments and organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth.
We remain a value oriented and disciplined acquirer, having efficiently deployed $13.4 billion on acquisitions over the last 10 fiscal years. Mergers and acquisitions are one of our leading growth drivers. We look for companies that are situated within our total addressable markets.
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
We regularly evaluate acquisition and divestiture opportunities and at any time may be at various stages of discussion with respect to such opportunities. For additional details on our acquisitions, please see “Acquisitions During the Last Five Fiscal Years”, elsewhere in Item 1 of this Annual Report on Form 10-K.
OpenText Revenues
Our business consists of four revenue streams: cloud services and subscriptions, customer support, license and professional service and other. For information regarding our revenues by significant geographic area for Fiscal 2023, Fiscal 2022 and Fiscal 2021, please see Note 20 “Segment Information” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Cloud Services and Subscriptions
Cloud services and subscriptions revenues consist of (i) software as a service (SaaS) offerings, (ii) APIs and data services, (iii) hosted services and (iv) managed service arrangements. These offerings allow customers to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in related hardware infrastructure.
OpenText expects the cloud to be our largest driver of growth. Supported by a global, scalable and secure infrastructure, OpenText Cloud Editions includes a foundational platform of technology services, and packaged business applications for industry and business processes. Managed services provide an end-to-end fully outsourced B2B integration solution to our customers, including program implementation, operational management and customer support.
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

Professional Service and Other
We provide consulting and learning services to customers. Generally, these services relate to the implementation, training and integration of our licensed product offerings into the customer’s systems.
Our consulting services help customers build solutions that enable them to leverage their investments in our technology and in existing enterprise systems. The implementation of these services can range from simple modifications to meet specific departmental needs to enterprise applications that integrate with multiple existing systems.
Our learning services consultants analyze our customers’ education and training needs, focusing on key learning outcomes and timelines, with a view to creating an appropriate education plan for the employees of our customers who work with our products. Education plans are designed to be flexible and can be applied to any phase of implementation: pilot, roll-out, upgrade or refresher. OpenText learning services employ a blended approach by combining mentoring, instructor-led courses, webinars, eLearning and focused workshops.
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
Our OpenText Partner Network offers five distinct programs: Strategic Partners, Global Systems Integrators, Resellers, Technology and Managed Service Providers. This creates an extended organization to develop technologies, repeatable service offerings and solutions that enhance the way our customers maximize their investment in our products and services. Through the OpenText Partner Network, we are extending market coverage, building stronger relationships and providing customers with a more complete local ecosystem of partners to meet their needs. Each distinct program is focused to provide valuable business benefits to the joint relationship.
We have a number of strategic partnerships that contribute to our success. These include the most prominent organizations in enterprise software, hardware and public cloud, with whom we work to enhance the value of customer investments. They include:
•SAP SE (SAP): We partner with SAP on content services. The OpenText Suite for SAP solutions provides key business content within the context of SAP business processes providing enhanced efficiencies, reduced risk and better experiences for customers, employees and partners - accessible anywhere and anytime and available on and off-cloud.
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

•DXC Technology Company (DXC): We partner with DXC to deliver mission critical IT services to global companies including testing solutions, application development and IT operations management for the optimization and modernization of data centers.
Global Systems Integrators (GSIs) provide customers with digital transformational services around OpenText technologies. They are trained and certified on OpenText solutions and enhance the value of our offerings by providing technical credibility and complementary services to customers. Our GSIs include DXC, Accenture plc, Capgemini Technology Services SAS, Deloitte Consulting LLP, Hewlett Packard Enterprises and Tata Consultancy Services (TCS).
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
We currently have over 22,000 MSPs in our network which provide a key go-to-market channel for us as MSPs act as intermediaries between the solutions vendors like OpenText and the SMB market. An MSP specializes in their local market and provides managed services to their clients.
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
Competition
The market for our products and services is highly competitive, subject to rapid technological change and shifting customer needs and economic pressures. We compete with multiple companies, some that have single or narrow solutions and some that have a range of information management solutions, like us. Our primary competitor is International Business Machines Corporation (IBM), with numerous other software vendors competing with us in the Information Management sector, such as Box Inc., Hyland Software Inc., Alfresco Software Inc., ServiceNow Inc., Atlassian Corp., Splunk Inc., Gen Digital Inc. and Adobe Inc. In certain markets, OpenText competes with Oracle and Microsoft, who are also our partners. In addition, we also face competition from systems integrators that configure hardware and software into customized systems. Additionally, new competitors or alliances among existing competitors may emerge and could rapidly acquire additional market share. We expect that competition will increase because of ongoing software industry consolidation.
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
Our R&D expenses were $680.6 million for Fiscal 2023, $440.4 million for Fiscal 2022 and $421.4 million for Fiscal 2021. We believe our spending on research and development is an appropriate balance between managing our organic growth and results of operations. We expect to continue to invest in R&D to maintain and improve our products and services offerings.

Acquisitions During the Last Five Fiscal Years
We regularly evaluate acquisition opportunities within the Information Management market and at any time may be in various stages of discussions with respect to such opportunities.
Below is a summary of certain significant acquisitions we have made over the last five fiscal years.
•On January 31, 2023, we acquired Micro Focus, a leading provider of mission-critical software technology and services that help customers accelerate digital transformations, for $6.2 billion (the Micro Focus Acquisition).
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
Looking Towards the Future
In Fiscal 2024 we intend to continue to implement strategies that are designed to:
Invest in Innovation. We believe we are well-positioned to develop additional innovative solutions to address the evolving market. We plan to continue investing in technology innovation by funding internal development, acquiring complementary technologies and collaborating with third parties.
Invest in the Cloud. Today, the destination for innovation is the cloud. Businesses of all sizes rely on a combination of APIs, public and private clouds, managed services and off-cloud solutions. As a result, we are committed to continue to modernize our technology infrastructure and leverage existing investments in the OpenText Cloud. The combination of

OpenText cloud-native applications and managed services, together with the scalability and performance of our partner public cloud providers, offer more secure, reliable and compliant solutions to customers wanting to deploy cloud-based Information Management applications. OpenText Cloud Editions is designed to build additional flexibility and scalability for our customers: becoming cloud-native, connecting anything and extending capabilities quickly with multi-tenant SaaS applications and services.
Invest in AI. We believe that customers are seeking practical AI and OpenText is in a strong position to help customers discover the most prevailing use cases that leverage an interconnected source of all data types (content, business network, customer experience, IT service management, application development, asset management, IoT, etc.). We believe one of the greatest opportunities is to help customers leverage their operational and experience data with generative AI to discover new insights for efficiency and competitive advantages. We strive to co-innovate with customers by taking the proven concept of machine learning and applying it to their organizational needs.
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
Deliver Organic Growth. We are focused on investing and delivering on organic growth. The Information Management market is large and is expected to continue to grow and we expect cloud to be our leading growth driver. We have multiple initiatives that are designed to deliver organic growth including; guiding our customers along their cloud journey, investing in our mid-market channel and deepening our relationships with our partners and hyperscalers. As customers move into the cloud, it will facilitate cross-sell and upsell opportunities across the product portfolio and geographies.
Execute on Deleveraging Goals. As part of the Micro Focus Acquisition, the Company announced an initiative to deleverage our balance sheet through the repayment of outstanding debt instruments utilizing the free cash flows generated from our combined operations. We intend to maintain our dividend during our deleveraging initiatives which is aimed at enhancing our continued commitment to returning value to our shareholders.
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
As of June 30, 2023, we employed a total of approximately 24,100 individuals, of which approximately 9,700 joined our workforce as part of the Micro Focus Acquisition. Of the total 24,100 individuals we employed as of June 30, 2023, 9,050 or 38% are in the Americas, 5,750 or 24% are in EMEA and 9,300 or 38% are in Asia Pacific. Currently, we have employees in 45 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. Please see “Results of Operations” included in Item 7 of this Annual Report on Form 10-K for our definitions of geographic regions.
The approximate composition of our employee base is as follows: (i) 4,800 employees in sales and marketing, (ii) 8,300 employees in product development, (iii) 3,700 employees in cloud services, (iv) 2,200 employees in professional services, (v) 1,700 employees in customer support and (vi) 3,400 employees in general and administrative roles.
We believe that relations with our employees are strong. In certain jurisdictions, where it is customary to do so, a “Workers’ Council” or professional union represents our employees.
Employee Safety and Remote Work
The OpenText COVID-19 pandemic response program, Project Shield, evolved in Fiscal 2023 with the global lifting of COVID-19 safety restrictions. While active, Project Shield kept teams informed with comprehensive resources and current COVID-19 information, including a dedicated platform with helpful health and safety protocols for our employees returning to the office.
As of January 2023, all office-based employees were granted the flexibility to work from home up to 40% of their time. Project Shield worked alongside our internal teams to launch our flexible approach to return to the office. We continue to invest in software and hardware along with office redesign to support a flexible workforce where teams can collaborate and be productive. Using our offices in a purposeful way drives innovation, creativity and teamwork. Our past experiences continue to inform our future workplace standards and practices. See “We have a Flex-Office program, which subjects us to certain operational challenges and risks” in Part I, Item 1A “Risk Factors” included elsewhere within this Annual Report on Form 10-K.
Employee Engagement
We regularly conduct employee research to understand perceptions in the areas of engagement, company strategy, personal impact, manager effectiveness, recognition, career development and equity, diversity and inclusion. Participation level and engagement have remained high. Throughout the phases of the global health pandemic, employee communication and listening strategies increased, including supplemental surveys ranging from topics of well-being, feedback from new hires on the quality of their onboarding and office re-opening plans.
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
Our charitable giving program supports activities at the local and global level, focused on education, innovation, disaster relief and the health and welfare of children and families. We also provide employees three paid days off to volunteer and make an impact to the causes that matter most to them. In addition, we launched the Navigator Internship Program to create pathways to digital jobs for Indigenous and under-represented minority students.
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
See “Increased attention from shareholders, customers and other key relationships regarding our CSR and ESG practices could impact our business activities, financial performance and reputation” in Part I, Item 1A “Risk Factors” included elsewhere within this Annual Report on Form 10-K.
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
•Advocacy: Employee affinity groups, including “Black Employee Empowerment” and “Women in Technology,” fostering sponsorship, community and career conversations; and
•Civic Action: Focusing an ED&I lens on community outreach and engagement.
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
Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed with or furnished to the SEC may be obtained free of charge through the Investors section of our website at investors.opentext.com as soon as is reasonably practical after we electronically file or furnish these reports. In addition, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov and our filings with the Canadian Securities Administrators (CSA) may be accessed through the CSA’s System for Electronic Document Analysis and Retrieval (SEDAR) at www.sedar.com. The SEC and SEDAR websites are included in this Annual Report on Form 10-K as inactive textual references only. Except for the documents specifically incorporated by reference into this Annual Report, information contained on the SEC or SEDAR websites is not incorporated by reference in this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by applicable law.
Investors should note that we may announce information using our website, press releases, securities law filings, public conference calls, webcasts and the social media channels identified on the Investors section of our website (https://investors.opentext.com). Such social media channels may include the Company’s or our CEO’s blog, Twitter account or LinkedIn account. The information posted through such channels may be material. Accordingly, investors should monitor such channels in addition to our other forms of communication. Unless otherwise specified, such information is not incorporated into, or deemed to be a part of, our Annual Report on Form 10-K or in any other report or document we file with the SEC under the Securities Act, the Exchange Act or under applicable Canadian securities laws.

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
You should read these risk factors in conjunction with the section entitled “Forward-Looking Statements” in Part I of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes in Part II, Item 8 of this Annual Report on Form 10-K.
Risks Related to our Business and Industry
If we do not continue to develop technologically advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected
Our success depends upon our ability to design, develop, test, market, license, sell and support new software products and services and enhancements of current products and services on a timely basis in response to both competitive threats and marketplace demands. The software industry is increasingly focused on cloud computing, mobility, social media, SaaS and artificial intelligence, among other continually evolving shifts. In addition, our software products, services and enhancements must remain compatible with standard platforms and file formats. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create new products or improve our existing products. If we are unable to achieve a successful integration with third party software, we may not be successful in developing and marketing our new software products, services and enhancements. If we are unable to successfully integrate third party software to develop new software products, services and enhancements to existing software products and services, or to complete the development of new software products and services which we license or acquire from third parties, our operating results will be materially adversely affected. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results will be materially adversely affected. Moreover, if new industry standards emerge that we do not anticipate or adapt to, or, if alternatives to our services and solutions are developed by our competitors in times of rapid technological change, our software products and services could be rendered less competitive or obsolete, causing us to lose market share and, as a result, harm our business and operating results and our ability to compete in the marketplace.
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
Our investment in our current research and development efforts may not provide a sufficient or timely return
The development of information management software products is a costly, complex and time-consuming process, and the investment in information management software product development often involves a long wait until a return is achieved on such an investment. We are making, and will continue to make, significant investments in software research and development and related product and service opportunities. Investments in new technology and processes are inherently speculative. Commercial success depends on many factors, including the degree of innovation of the software products and services developed through our research and development efforts, sufficient support from our strategic partners and effective distribution and marketing. Accelerated software product introductions and short product life cycles require high levels of expenditures for research and development and the potential introduction of government regulation, including that related to the use of AI, may increase the costs of research and development. These expenditures may adversely affect our operating results if they are not offset by corresponding revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, significant revenues from new software product and service investments may not be achieved for a number of years, if at all. Moreover, new software products and services may not be profitable, and even if they are profitable, operating margins for new software products and services may not be as high as the margins we have experienced for our current or historical software products and services.
If our software products and services do not gain market acceptance, our operating results may be negatively affected
We intend to pursue our strategy of being a market leading consolidator for cloud-based information management solutions. We intend to grow the capabilities of our information management software offerings through our proprietary research and the development of new software product and service offerings, as well as through acquisitions. It is important to our success that we continue to enhance our software products and services in response to customer demand and to seek to set the standard for information management capabilities. The primary market for our software products and services is rapidly evolving, and the level of acceptance of products and services that have been released recently, or that are planned for future release to the marketplace, is not certain. If the markets for our software products and services fail to develop, develop more slowly than expected or become subject to increased competition, our business may suffer. As a result, we may be unable to: (i) successfully market our current products and services; (ii) develop new software products and services and enhancements to current software products and services; (iii) complete customer implementations on a timely basis; or (iv) complete software products and services currently under development. In addition, increased competition and transitioning from perpetual license sales to subscription-based business model could put significant pricing pressures on our products, which could negatively impact our margins and profitability. If our software products and services are not accepted by our customers or by other businesses in the marketplace, our business, operating results and financial condition will be materially adversely affected.
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
Our software products and services may contain defects that could harm our reputation, be costly to correct, delay revenues and expose us to litigation
Our software products and services are highly complex and sophisticated and, from time to time, may contain design defects, software errors, hardware failures or other computer system failures that are difficult to detect and correct. Errors, defects and/or other failures may be found in new software products or services or improvements to existing products or services after delivery to our customers, including as a result of the introduction of new and emerging technologies such as AI. If these defects, errors and/or other failures are discovered, we may not be able to successfully correct them in a timely manner. In addition, despite the extensive tests we conduct on all our software products or services, we may not be able to fully simulate the environment in which our products or services will operate and, as a result, we may be unable to adequately detect the design defects or software or hardware errors that may become apparent only after the products are installed in an end-user’s network, and only after users have transitioned to our services. The occurrence of errors, defects and/or other failures in our software products or services could result in the delay or the denial of market acceptance of our products and alleviating such errors, defects and/or other failures may require us to make significant expenditure of our resources. Customers often use our services and solutions for critical business processes and, as a result, any defect or disruption in our solutions, any data breaches or misappropriation of proprietary information or any error in execution, including human error or intentional third-party activity such as denial of service attacks or hacking, may cause customers to reconsider renewing their contracts with us. The errors in or failure of our software products and services could also result in us losing customer transaction documents and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages. The harm to our reputation resulting from product and service errors, defects and/or other failures may be material. Since we regularly provide a warranty with our software products, the financial impact of fulfilling warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims. These agreements regularly contain terms such as the exclusion of all implied warranties and the limitation of the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and the attendant liabilities and costs associated with such claims. Any claims for actual or alleged losses to our customers’ businesses may require us to spend significant time and money in litigation or arbitration or to pay significant sums in settlements or damages. Defending a lawsuit, regardless of merit, can be costly and would divert management’s attention and resources. Although we maintain errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate to cover all such claims. Accordingly, any such claim could negatively affect our business, operating results or financial condition.
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
Risks associated with the evolving use of the Internet, including changing standards, competition and regulation and associated compliance efforts, may adversely impact our business
The use of the Internet as a vehicle for electronic data interchange (EDI) and related services continues to raise numerous issues, including those relating to reliability, data security, data integrity and rapidly evolving standards. New competitors, including media, software vendors and telecommunications companies, offer products and services that utilize the Internet in competition with our products and services, which may be less expensive or process transactions and data faster and more efficiently. Internet-based commerce is subject to increasing regulation by Canadian, U.S. federal and state and foreign governments, including in the areas of data privacy and breaches and taxation. Laws and regulations relating to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for Internet-based solutions and restricting our ability to store, process, analyze and share data through the Internet. Although we believe that the Internet will continue to provide opportunities to expand the use of our products and services, we cannot guarantee that our efforts to capitalize on these opportunities will be successful or that increased usage of the Internet for business integration products and services, increased competition or heightened regulation will not adversely affect our business, results of operations and financial condition.
Business disruptions, including those arising from disasters, pandemics or catastrophic events, may adversely affect our operations
Our business and operations are highly automated, and a disruption or failure of our systems may delay our ability to complete sales and to provide services. Business disruptions can be caused by several factors, including climate change, natural disasters, global health pandemics, terrorist attacks, power loss, telecommunications and system failures, computer viruses, physical attacks and cyber-attacks. A major disaster or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, including our cloud services, could severely affect our ability to conduct normal business operations. We operate data centers in various locations around the world and although we have redundancy capability built into our disaster recovery plan, we cannot ensure that our systems and data centers will remain fully operational during and immediately after a disaster or disruption. We also rely on third parties that provide critical services in our operations and despite our diligence around their disaster recovery processes, we cannot provide assurances as to whether these third-party service providers can maintain operations during a disaster or disruption. Global climate change may also aggravate natural disasters and increase severe weather events that affect our business operations, thereby compelling us to build additional resiliency in order to mitigate their impact. Further, in the event of any future global health pandemic, certain measures or restrictions may be imposed or recommended by governments, public institutions and other organizations, which could disrupt economic activity and result in reduced commercial and consumer confidence and spending, increased unemployment, closure or restricted operating conditions for businesses, inflation, volatility in the global economy, instability in the credit and financial markets, labour shortages and disruption in supply chains. Any business disruption could negatively affect our business, operating results or financial condition.
Unauthorized disclosures, cyber-attacks, breaches of data security and other information technology risks may adversely affect our operations
Most of the jurisdictions in which we operate have laws and regulations relating to data privacy, security and protection of information. We have certain measures to protect our information systems against unauthorized access and disclosure of personal information and of our confidential information and confidential information belonging to our customers. We have policies and procedures in place dealing with data security and records retention. These measures and policies may change over time as laws and regulations regarding data privacy, security and protection of information change. However, there is no assurance that the security measures we have put in place will be effective in every case, and our response process to incidents may not be adequate, may fail to accurately assess the severity of an incident, may not be fast enough to prevent or limit harm, or may fail to sufficiently remediate an incident. Failures and breaches in security could result in a negative impact for us and for our customers, adversely affecting our and our customers’ businesses, assets, revenues, brands and reputations, disrupting our operations and resulting in penalties, fines, litigation, regulatory proceedings, regulatory investigations, increase insurance premiums, remediation efforts, indemnification expenditures, reputational harm, negative publicity, lost revenues and/or other potential liabilities, in each case depending on the nature of the information disclosed. Security breaches could also affect our relations with our customers, damage our reputation and harm our ability to keep existing customers and to attract new customers. Some jurisdictions, including all U.S. states and the European Union (EU), have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, and in some cases our agreements with certain customers require us to notify them in the event of a data security incident. Such mandatory disclosures could lead to negative publicity and may cause our current and prospective customers to lose confidence in the effectiveness of our data security measures. These circumstances could also result in adverse impact on the market price of our Common Shares. These risks to our business may increase as we expand the number of web-based and cloud-based products, systems and solutions we offer and as we increase the number of countries in which we operate.
In particular, we are increasingly relying on virtual environments and communications systems, which have been in recent years and may be in the future subjected to third-party vulnerabilities and security risks of increasing frequency, scope and potential harm. Malicious hackers may attempt to gain access to our network or data centers; steal proprietary information related to our business, products, systems, solutions, employees and customers; interrupt our systems and services or those of our customers or others; or attempt to exploit any vulnerabilities in our products, systems or solutions, and such acts may go undetected. Increased information technology security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial-of-service attacks, phishing, social engineering, hacking, and other types of attacks, pose a risk to the security and availability of our information technology systems, networks, products, solutions and services, including those that are managed, hosted, provided, or used by third parties (and which may not provide the same level of information security as our own products, systems or solutions), as well as the confidentiality, availability and integrity of our data and the data of our customers, partners, consumers, employees, stockholders, suppliers and others. Although we monitor our networks and continue to enhance our security protections, hackers are increasingly more sophisticated and aggressive and change tactics frequently, and our efforts may be inadequate to prevent or mitigate all incidents of data breach or theft. A series of issues may also be determined to be material at a later date in the aggregate, even if they may not be material individually at the time of their occurrence. Furthermore, it is possible that the risk of cyber-attacks and other data security breaches or thefts to us or our customers may increase due to global geo-political uncertainty, in particular such as the ongoing Russia-Ukraine conflict.
In addition, if data security is compromised, this could materially and adversely affect our operating results given that we have customers that use our systems to store and exchange large volumes of proprietary and confidential information and the security and reliability of our services are of significant importance to these customers. We have experienced attempts by third parties to identify and exploit product and services vulnerabilities, penetrate or bypass our security measures and gain unauthorized access to our or our customers’ or service providers’ cloud offerings and other products, systems or solutions. We may experience future security issues, whether due to human error or misconduct, system errors or vulnerabilities in our or our third-party service providers’ products, systems or solutions. If our products, systems or solutions, or the products, systems or solutions of third-party service providers on whom we rely or may rely in the future, are attacked or accessed by unauthorized parties, it could lead to major disruption or denial of service and access to or loss, modification or theft of our and our customers’ data, which may require us to spend material financial or other resources on correcting the breach and indemnifying the relevant parties and/or on litigation, regulatory investigations, regulatory proceedings, increased insurance premiums, lost revenues, penalties, reputational harm, negative publicity, fines and/or other potential liabilities. If third-party service providers fail to implement adequate data security practices or otherwise suffer a security breach, our or our customer’s data may be improperly accessed, disclosed, used or otherwise lost, which could lead to reputational, business, operating and financial harms. Our efforts to protect against cyber-attacks and data breaches, including increased risks associated with work from home measures, may not be sufficient to prevent or mitigate such incidents, which could have material adverse effects on our reputation, business, operating results and financial condition.
Our success depends on our relationships with strategic partners, distributors and third-party service providers and any reduction in the sales efforts by distributors, cooperative efforts from our partners or service from third party providers could materially impact our revenues
We rely on close cooperation with strategic partners for sales and software product development as well as for the optimization of opportunities that arise in our competitive environment. A portion of our license revenues is derived from the licensing of our software products through third parties. Also, a portion of our service revenues may be impacted by the level of service provided by third party service providers relating to Internet, telecommunications and power services. Our success will depend, in part, upon our ability to maintain access to and grow existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing distributors or develop a sufficient number of future distributors. Distributors may also give higher priority to the licensing or sale of software products and services other than ours (which could include competitors’ products and services) or may not devote sufficient resources to marketing our software products and services. The performance of third party distributors and third party service providers is largely outside of our control, and we are unable to predict the extent to which these distributors and service providers will be successful in either marketing and licensing or selling our software products and services or providing adequate Internet, telecommunication and power services so that disruptions and outages are not experienced by our customers. A reduction in strategic partner cooperation or sales efforts, a decline in the number of distributors, a decision by our distributors to discontinue the licensing of our software products or a decline or disruption in third party services could cause users and the general public to perceive our software products and services as inferior and could materially reduce our revenues. In addition, our financial results could be materially adversely affected if the financial condition of our distributors or third-party service providers were to weaken. Some of our distributors and third-party service providers may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends.
The loss of licenses to resell or use third-party software or the lack of support or enhancement of such software could adversely affect our business
We currently depend upon a limited number of third-party software products. If such software products were not available, we might experience delays or increased costs in the development of our own software products. For a limited number of our product modules, we rely on software products that we license from third parties, including software that is integrated with internally developed software and which is used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms and the related software may not continue to be appropriately supported, maintained or enhanced by the licensors. The loss by us of the license to use, or the inability by licensors to support, maintain or enhance any such software, could result in increased costs, lost revenues or delays until equivalent software is internally developed or licensed from another third party and integrated with our software. Such increased costs, lost revenues or delays could adversely affect our business. For example, with our acquisition of Zix, we extended our partnership with Microsoft by becoming one of their authorized Cloud Solutions Providers in North America. If our key partners were to terminate our relationship, make an adverse change in their reseller program, change their product offerings or experience a major cyber-attack or similar event, it could reduce our revenues and adversely affect our business.
Current and future competitors could have a significant impact on our ability to generate future revenues and profits
The markets for our software products and services are intensely competitive and are subject to rapid technological change and other pressures created by changes in our industry. The convergence of many technologies has resulted in unforeseen competitors arising from companies that were traditionally not viewed as threats to our market position. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens and as additional companies enter our markets, including those competitors who offer solutions similar to ours, but offer it through a different form of delivery. Numerous releases of competitive products have occurred in recent history and are expected to continue in the future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors: (i) develop technologies that are perceived to be substantially equivalent or superior to our technologies; (ii) introduce new competitive products or services; (iii) add new functionality to existing products and services, including through new and emerging AI applications; (iv) acquire competitive products and services; (v) reduce prices; or (vi) form strategic alliances or cooperative relationships with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increasing bargaining power by the consumers of our software products and services, we would need to lower the prices we charge for the products and services we offer. This could result in lower revenues or reduced margins, either of which may materially adversely affect our business and operating results. Moreover, our competitors may affect our business by entering into exclusive arrangements with our existing or potential customers, distributors or third-party service providers. Additionally, if prospective consumers choose methods of information management delivery different from that which we offer, our business and operating results could also be materially adversely affected.
The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in revenues being recognized from quarter to quarter
The decision by a customer to license our software products or purchase our services often involves a comprehensive implementation process across the customer’s network or networks. As a result, the licensing and implementation of our software products and any related services may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant technology implementation projects. Given the significant investment and commitment of resources required by an organization to implement our software products, our sales cycle may be longer compared to other companies within our own industry, as well as companies in other industries. Also, because of changes in customer spending habits, it may be difficult for us to budget, forecast and allocate our resources properly. In weak economic environments, such as a recession or slowdown, it is not uncommon to see reduced information technology spending. It may take several months, or even several quarters, for marketing opportunities to materialize, especially following a prolonged period of weak economic environment. If a customer’s decision to license our software or purchase our services is delayed or if the implementation of these software products takes longer than originally anticipated, the date on which we may recognize revenues from these licenses or sales would be delayed. Such delays and fluctuations could cause our revenues to be lower than expected in a particular period and we may not be able to adjust our costs quickly enough to offset such lower revenues, potentially negatively impacting our business, operating results and financial condition.
Our existing customers might cancel contracts with us, fail to renew contracts on their renewal dates and/or fail to purchase additional services and products, and we may be unable to attract new customers, which could adversely affect our operating results
We depend on our installed customer base for a significant portion of our revenues. We have significant contracts with our license customers for ongoing support and maintenance, as well as significant service contracts that provide recurring services revenues to us. In addition, our installed customer base has historically generated additional new license and services revenues for us. Service contracts are generally renewable at a customer’s option and/or subject to cancellation rights, and there are generally no mandatory payment obligations or obligations to license additional software or subscribe for additional services.

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
We may be unable to maintain or expand our base of SMB and consumer customers, which could adversely affect our anticipated future growth and operating results
With the acquisitions of Carbonite and Zix, we have expanded our presence in the SMB market as well as the consumer market. Expanding in this market may require substantial resources and increased marketing efforts, different to what we are accustomed to historically. If we are unable to market and sell our solutions to the SMB market and consumers with competitive pricing and in a cost-effective manner, it may harm our ability to grow our revenues and adversely affect our anticipated future growth and operating results. In addition, SMBs frequently have limited budgets and are more likely to be significantly affected by economic downturns than larger, more established companies. As such, SMBs may choose to spend funds on items other than our solutions, particularly during difficult economic times, which may hurt our projected revenues, business financial condition and results of operations.
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

Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine conflict, has affected and may continue to affect our business
Geopolitical instability, political unrest, war and other global conflicts may result in adverse effects on macroeconomic conditions, including volatility in financial markets, adverse changes in trade policies, inflation, higher interest rates, direct and indirect supply chain disruptions, increased cybersecurity threats and fluctuations in foreign currency. These events may also impact our decision or limit our ability to conduct business in certain areas or with certain entities. For example, in response to the Russia-Ukraine conflict, we ceased all direct business in Russia and Belarus and with known Russian-owned companies. Sanctions and export controls have also been imposed by the United States, Canada and other countries in connection with Russia’s military actions in Ukraine, including restrictions on selling or exporting goods, services or technology to certain regions, and travel bans and asset freezes impacting political, military, business and financial organizations and individuals in or connected with Russia. To support certain of our cloud customers headquartered in the United States or allied countries that rely on our network to manage their global business (including their business in Russia), we have nonetheless allowed these customers to continue to use our services to the extent that it can be done in strict compliance with all applicable sanctions and export controls. However, as the situation continues and the regulatory environment further evolves, we may adjust our business practices as required by applicable rules and regulations. Our compliance with sanctions and export controls could impact the fulfillment of certain contracts with customers and partners doing business in these affected areas and future revenue streams from impacted parties and certain countries. While our decision to cease all direct business in Russia and Belarus and with known Russian-owned companies has not had and is not expected to have a material adverse effect on our overall business, results of operations or financial condition, it is not possible to predict the broader consequences of this conflict or other conflicts, which could include sanctions, embargoes, regional instability, changes to regional trade ecosystems, geopolitical shifts and adverse effects on the global economy, on our business and operations as well as those of our customers, partners and third party service providers.
The restructuring of certain of our operations may be ineffective, may adversely affect our business and our finances, and we may incur additional restructuring charges in connection with such actions
We often undertake initiatives to restructure or streamline our operations, particularly during the period post-acquisition, such as the Micro Focus Acquisition Restructuring Plan (as defined below). We may incur costs associated with implementing a restructuring initiative beyond the amount contemplated when we first developed the initiative, and these increased costs may be substantial. Additionally, such costs would adversely impact our results of operations for the periods in which those adjustments are made. We will continue to evaluate our operations and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations, the decision to terminate products or services that are not valued by our customers or adjusting our workforce. Any failure to successfully execute these initiatives on a timely basis may have a material adverse effect on our business, operating results and financial condition.
For example, during the third quarter of Fiscal 2022, we made a strategic decision to implement restructuring activities to streamline our operations and further reduce our real estate footprint around the world (Fiscal 2022 Restructuring Plan). Such steps to reduce costs, and further changes we may make in the future, may negatively impact our business, operations and financial performance in a manner that is difficult to predict.
For more information on our Micro Focus Acquisition Restructuring Plan and our Fiscal 2022 Restructuring Plan, see Note 18 “Special Charges (Recoveries)” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
We have a Flex-Office program, which subjects us to certain operational challenges and risks
In July 2022, we implemented a Flex-Office program in which a majority of our employees work a portion of their time in the office and a portion remotely. As a result, we continue to be subject to the challenges and risks of having a remote work environment, as well as new operational challenges and risks from having a flexible workforce.
For example, employing a remote work environment could affect employee productivity, including due to a lower level of employee oversight, health conditions or illnesses, disruptions due to caregiving or childcare obligations or slower or unreliable Internet access. OpenText systems, client, vendor and/or borrower data may be subject to additional risks presented by increased cyber-attacks and phishing activities targeting employees, vendors, third party service providers and counterparties in transactions, the possibility of attacks on OpenText systems or systems of employees working remotely as well as by decreased physical supervision. In addition, we may rely, in part, on third-party service providers to assist us in managing monitoring and otherwise carrying out aspects of our business and operations. Such events may result in a period of business disruption or reduced operations, which could materially affect our business, financial condition and results of operations. While our controls were not specifically designed to operate in a home environment, we believe that established internal controls over financial reporting continue to address all identified risk areas.

The transition to a flexible workforce may also subject us to other operational challenges and risks. For example, our shift to a Flex-Office program may adversely affect our ability to recruit and retain personnel who prefer a fully remote or fully in-person work environment. Operating our business with both remote and in-person workers, or workers who work on flexible schedules, could have a negative impact on our corporate culture, decrease the ability of our employees to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect employee morale. In addition, we have incurred costs related to our return to office planning and the transition to a flexible workforce, including due to reducing our real estate footprint around the world. If we are unable to effectively continue the transition to a flexible workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and employee morale, our financial condition and operating results may be adversely impacted.
For more information regarding the impact of business disruptions on our cybersecurity, see “Business disruptions, including those arising from disasters, pandemics or catastrophic events, may adversely affect our operations.”
We must continue to manage our internal resources during periods of company growth, or our operating results could be adversely affected
The information management market in which we compete continues to evolve at a rapid pace. We have grown significantly through acquisitions, including through the Micro Focus Acquisition, and, in conjunction with our plan to de-lever, may continue to review acquisition opportunities as a means of increasing the size and scope of our business. Our growth, coupled with the rapid evolution of our markets, has placed, and will continue to place, significant strains on our administrative and operational resources and increased demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations. In addition, our management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully implement our operational and competitive strategy. If we are unable to manage growth effectively, our operating results will likely suffer, which may, in turn, adversely affect our business.
If we lose the services of our executive officers or other key employees or if we are not able to attract or retain top employees, our business could be significantly harmed
Our performance is substantially dependent on the performance of our executive officers and key employees and there is a risk that we could lose their services. We do not maintain “key person” life insurance policies on any of our employees. Our success is also highly dependent on our continuing ability to identify, hire, train, retain and motivate highly qualified management, technical, sales and marketing personnel. In particular, the recruitment and retention of top research developers and experienced salespeople, particularly those with specialized knowledge, remains critical to our success, including providing consistent and uninterrupted service to our customers. Competition for such people is intense, substantial and continuous, and we may not be able to attract, integrate or retain highly qualified technical, sales or managerial personnel in the future. In our effort to attract and retain critical personnel, and in responding to inflationary wage pressure, we may experience increased compensation costs that are not offset by either improved productivity or higher prices for our software products or services. In addition, the loss of the services of any of our executive officers or other key employees could significantly harm our business, operating results and financial condition.
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

Increased attention from shareholders, customers and other key relationships regarding our CSR and ESG practices could impact our business activities, financial performance and reputation
Shareholders, customers and other key relationships are placing a greater emphasis on CSR and ESG factors when evaluating companies for business and investment opportunities. We actively manage a broad range of CSR and ESG matters and annually publish a Corporate Citizenship Report regarding our policies and practices on a variety of CSR and ESG matters, including our: governance framework; community involvement; ED&I initiatives; employee health and safety; targets regarding greenhouse gas emissions, waste diversion and energy consumption; and practices relating to data privacy and information security. Our approach to and disclosure of CSR and ESG matters may result in increased attention from our shareholders, customers, employees, partners and suppliers, and such key relationships may not be satisfied with our approach to CSR and ESG as compared to their expectations and standards, which continue to evolve. Additionally, third-party organizations evaluate our approach to CSR and ESG, and an unfavorable rating on CSR or ESG from such organizations could lead to negative investor sentiment and reduced demand for our securities and damage to our reputation, as well as damage to our relationships with shareholders, customers, employees, partners and suppliers, which could have adverse effects on our reputation, business, operating results and financial condition. See “Changes in the market price of our Common Shares and credit ratings of our outstanding debt securities could lead to losses for shareholders and debt holders.”
The Company has disclosed the OpenText Zero-In Initiative, where we have committed to: (1) science-based GHG emissions target of 50% reduction by 2030, and net zero GHG emissions by 2040; (2) zero waste from operations by 2030; and (3) by 2030, a majority ethnically diverse staff, with 50/50 representation in key roles and 40% women in leadership positions at all management levels. Achieving our targets and ongoing compliance with evolving laws and regulatory requirements may cause us to reconfigure facilities and operations or adjust our existing processes. This could result in significant unexpected expenses, changes in our relationships with certain strategic partners, distributors and third-party service providers, loss of revenue and business disruption. We may not meet our goals in the manner or on such a timeline as initially contemplated, or at all, which would have adverse effects on our reputation, business, operating results and financial condition.
Further, we may incur additional costs and require additional resources to be able to collect reliable emissions and waste data (in part, due to unavailable third-party data or inconsistent industry standards on the measurement of certain data), measure our performance against our targets and adjust our disclosure in line with market expectations. We may also incur additional compliance costs under evolving ESG-related regulations across the world, including in the EU, the U.S. and Canada. If we fail to meet our ESG targets or other ESG criteria set by third parties on a timely basis, or at all, or fail to respond to any perceived ESG concerns, or regulators disagree with our procedures or standards, our business activities, financial performance and reputation may be adversely affected.
Risks Related to Acquisitions
Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results
The growth of our Company through the successful acquisition and integration of complementary businesses is a critical component of our corporate strategy. As a result of the continually evolving marketplace in which we operate, we regularly evaluate acquisition opportunities and at any time may be in various stages of discussions with respect to such opportunities. We plan to continue to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy and disciplined financial management. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of solutions, as well as to add new solutions to our portfolio. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (i) substantial investment of funds or financings by issuance of debt or equity or equity-related securities; (ii) substantial investment with respect to technology transfers and operational integration; and (iii) the acquisition or disposition of product lines or businesses. Also, such activities could result in charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance or assumption of debt, which could have a negative impact on the credit ratings of our outstanding debt securities or the market price of our Common Shares. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our Company. Any such activity may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. In addition, while we conduct due diligence prior to consummating an acquisition, joint venture or business collaboration, such diligence may not identify all material issues associated with such activities and we may be exposed to additional risk due to such acquisition, joint venture or business collaboration. We may also experience unanticipated difficulties identifying suitable or attractive acquisition candidates that are available for purchase at reasonable prices. Even if we are able to identify such candidates, we may be unable to consummate an acquisition on suitable terms or in the face of competition from other bidders. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability (i) to take advantage of growth opportunities for our business or for our products and services, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results and financial condition. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges associated with any acquisition or investment activity, may materially adversely impact our results of operations and financial condition which, in turn, may have a material adverse effect on the market price of our Common Shares or credit ratings of our outstanding debt securities.
We may fail to realize all of the anticipated benefits of our acquisitions, including the Micro Focus Acquisition, or those benefits may take longer to realize than expected
We may be required to devote significant management attention and resources to integrating the business practices and operations of our acquisitions, including the acquisition of Micro Focus. As we integrate our acquisitions, we may experience disruptions to our business and, if implemented ineffectively, it could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of our acquisitions could cause an interruption of, or loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.
The anticipated benefits we expect from having consummated the Micro Focus Acquisition are, necessarily, based on projections and assumptions about our combined business with Micro Focus, which may not materialize as expected or which may prove to be inaccurate. Our business and results of operations could be adversely affected if we are unable to realize the anticipated benefits from the Micro Focus Acquisition on a timely basis or at all, including realizing the anticipated synergies from the Micro Focus Acquisition in the anticipated amounts or at all and within the anticipated timeframes or cost expectations, including implementing the Micro Focus Acquisition Restructuring Plan. Achieving the benefits of the Micro Focus Acquisition will depend, in part, on our ability to integrate the business and operations of Micro Focus successfully and efficiently with our business. See “We may be unable to successfully integrate acquired businesses or do so within the intended timeframes, which could have an adverse effect on our financial condition, results of operations and business prospects.”
Many of these factors will be outside of our control and any one of them could result in increased costs, including restructuring charges, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations.
We may be unable to successfully integrate acquired businesses or do so within the intended timeframes, which could have an adverse effect on our financial condition, results of operations and business prospects
Our ability to realize the anticipated benefits of acquired businesses, including the Micro Focus Acquisition, will depend, in part, on our ability to successfully and efficiently integrate acquired businesses and operations with our own. The integration of acquired businesses with our existing business will be complex, costly and time-consuming, and may result in additional demands on our resources, systems, procedures and controls, disruption of our ongoing business and diversion of management’s attention from other business concerns. Although we cannot be certain of the degree and scope of operational and integration problems that may arise, the difficulties and risks associated with the integration of acquired businesses, which may be complex and time-consuming, may include, among others:
•the increased scope and complexity of our operations;
•coordinating geographically separate organizations, operations, relationships and facilities, including coordinating and integrating (i) independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs and (ii) sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;
•integrating (i) personnel with diverse business backgrounds, corporate cultures and management philosophies, and (ii) the standards, policies and compensation structures, as well as the complex systems, technology, networks and other assets, of the businesses;
•successfully managing relationships with our strategic partners and combined supplier and customer base;
•implementing expected cost synergies of the acquisitions, including expected cost synergies of $400 million relating to the Micro Focus Acquisition;
•retention of key employees;
•the diversion of management attention from other important business objectives;
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
As a result of the Micro Focus Acquisition, the scope and size of our operations and business has substantially changed and will result in certain incremental risks to us. We cannot provide assurance that our expansion in scope and size will be successful
The Micro Focus Acquisition has substantially expanded the scope and size of our business by adding substantial assets and operations to our previously existing business. The anticipated future growth of our business will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Our senior management’s attention may be diverted from the management of daily operations and other important business objectives to the integration of the assets acquired in the Micro Focus Acquisition. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may also encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities and use more cash and other financial resources on integration and implementation activities than we expect. We may not be able to integrate the Micro Focus business into our existing operations on our anticipated timelines or realize the full expected economic benefits of the Micro Focus Acquisition, which may have a material adverse effect on our business, financial condition and results of operations. Further, as permitted by applicable rules and laws, we have excluded Micro Focus from the assessment of our internal control over financial reporting as of June 30, 2023. See “Item 9A. Controls and Procedures.”
We may also encounter risk, costs and expenses associated with preparing periodic reporting and consolidated financial statements now that the Micro Focus Acquisition has closed. The expansion of effective internal controls over financial reporting and adequate disclosure controls and procedures over the Micro Focus business will be necessary to provide reliable financial reports and reporting. Micro Focus identified a material weakness in its internal controls over financial reporting for the fiscal year ended October 31, 2021, which was subsequently remediated. In the course of applying our internal controls framework to the Micro Focus business we may identify other material weaknesses, significant deficiencies or other deficiencies, which could result in our determining we have a material weakness in internal controls over financial reporting, and lead to an adverse reaction in the financial markets and a material adverse effect on our business, financial condition, results of operation and prospects. Also, Micro Focus’ historical financial statements were prepared in accordance with International Financial Reporting Standards and have not been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). Prior to the Micro Focus Acquisition, Micro Focus provided financial statements semi-annually, with a fiscal year end of October 31. Given such differences, it may be difficult for us to integrate systems in a timely fashion to continue to produce financial statements now that the Micro Focus Acquisition has closed.
We incurred significant transaction costs in connection with the Micro Focus Acquisition, and could incur unanticipated costs during the integration of Micro Focus that could adversely affect our results of operations
We incurred significant transaction costs in connection with the Micro Focus Acquisition, including payment of certain fees and expenses incurred in connection with the Micro Focus Acquisition and related transactions to obtain financing for the Micro Focus Acquisition, including entering into certain derivative transactions as further described herein. We have mark-to-market valuation adjustments for certain derivative transactions, based on foreign currency fluctuations. For more information on our mark-to-market derivatives, see Note 17 “Derivative Instruments and Hedging Activities” and Note 23 “Other Income (Expense), Net” to our Consolidated Financial Statements and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional unanticipated costs may be incurred in the integration process. These could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid.
Furthermore, we have incurred and may continue to incur severance expenses and restructuring charges in connection with the Micro Focus Acquisition Restructuring Plan, which may, now that the Micro Focus Acquisition has closed, adversely affect our operating results in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid.
For more information on our transaction costs, see Note 18 “Special Charges (Recoveries)” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
Pro forma financial information may not be indicative of our financial condition or results following the Micro Focus Acquisition
The selected pro forma financial information with respect to the Micro Focus Acquisition contained in our public disclosure record is presented for illustrative purposes only as of its respective dates and may not be indicative of our current financial condition or results of operations. The selected unaudited pro forma financial information was derived from the respective historical financial statements of the Company and Micro Focus, and certain adjustments and assumptions were made as of such dates to give effect to the Micro Focus Acquisition. The information upon which these adjustments and assumptions were made was preliminary and these kinds of adjustments and assumptions are difficult to make with complete accuracy. Accordingly, the combined business, assets, results of operations and financial condition may differ significantly from those indicated in the unaudited pro forma financial information, and such variations may negatively impact our financial condition, results of operations and the market price of our Common Shares.
Risks Related to Laws and Regulatory Compliance
Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, the impact of transactions we complete, future levels of research and development spending, changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments, changes in the overall mix of income among the different jurisdictions in which we operate and changes in overall levels of income before taxes. For instance, the provision for income taxes from the Tax Cuts and Jobs Act of 2017, which requires capitalization and amortization of research and development costs starting Fiscal 2023, have materially increased cash taxes. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements, and/or any internal restructuring initiatives we may implement from time to time to streamline our operations, can have a material impact on our effective income tax rate.
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
The United Kingdom (UK) tax authorities have challenged certain historic tax filing positions of Micro Focus. Based on Micro Focus’ assessment of the value of the underlying tax benefit under dispute, and as supported by external professional advice, it believed that it had no liability in respect of these matters and therefore no tax charge was recorded in current or previous periods. Although the Company, after closing of the Micro Focus Acquisition, believes that assessment is reasonable, no assurance can be made regarding the ultimate outcome of these matters.
The Company is also subject to income taxes in numerous jurisdictions and significant judgment has been applied in determining its worldwide provision for income taxes, including historical Micro Focus matters related to the EU State Aid and UK tax authority challenge in respect of prior periods. The provision for income taxes may be impacted by various internal and external factors that could have favorable or unfavorable effects, including changes in tax laws, regulations and/or rates, results of audits, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, the impact of transactions completed, the structuring of activities undertaken, the application of complex transfer pricing rules, changes in the valuation of deferred tax assets and liabilities, and changes in overall mix and levels of income before taxes. Further, due to Micro Focus’ complex acquisitive history, we could become subject to additional tax audits in jurisdictions in which we have not historically been subject to examination. As a result, our worldwide provision for income taxes and any ultimate tax liability may differ from the amounts initially recorded and such differences could have an adverse effect on the combined company’s financial condition and results of operations.
For further details on certain tax matters relating to the Company see Note 14 “Guarantees and Contingencies” and Note 15 “Income Taxes” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
As part of the ongoing audit of our Canadian tax returns by the Canada Revenue Agency (CRA), we have received notices of, and are appealing, reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, and the CRA has audited Fiscal 2017 and Fiscal 2018 and is auditing Fiscal 2019. An adverse outcome of these ongoing audits could have a material adverse effect on our financial position and results of operations
As part of its ongoing audit of our Canadian tax returns, the CRA has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2023, in connection with the CRA’s reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $76 million. As of June 30, 2023, we have provisionally paid approximately $33 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on the Consolidated Balance Sheets as of June 30, 2023.
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
The CRA has audited Fiscal 2017 and Fiscal 2018 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 and Fiscal 2018 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 and Fiscal 2018 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017 and Fiscal 2018 on a basis consistent with its proposal to reduce the available depreciable basis of these assets in Canada. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017 and on March 15, 2023, we filed our notice of objection regarding the reassessment in respect of Fiscal 2018. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and Fiscal 2018 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 and Fiscal 2018 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2024 while the matter is in dispute.
We will continue to vigorously contest the adjustments to our taxable income and any penalty and interest assessments, as well as any reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Annual Report on Form 10-K, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Consolidated Financial Statements. The CRA is auditing Fiscal 2019, and may reassess Fiscal 2019 on a similar basis as Fiscal 2017 and Fiscal 2018. The CRA is also in preliminary stages of auditing Fiscal 2020.
For further details on these and other tax audits to which we are subject, see Note 14 “Guarantees and Contingencies” and Note 15 “Income Taxes” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, may adversely impact our business
Our business depends on the processing of personal data, including data transfer between our affiliated entities, to and from our business partners and customers, and with third-party service providers. The laws and regulations relating to personal data are constantly evolving, as federal, state and foreign governments continue to adopt new measures addressing data privacy and processing (including collection, storage, transfer, disposal and use) of personal data. Moreover, the interpretation and application of many existing or recently enacted privacy and data protection laws and regulations in the EU, UK, the U.S. and elsewhere are uncertain and fluid, and it is possible that such laws and regulations may be interpreted or applied in a manner that is inconsistent with our existing data management practices or the features of our products and services. Any such new laws or regulations, any changes to existing laws and regulations and any such interpretation or application may affect demand for our products and services, impact our ability to effectively transfer data across borders in support of our business operations or increase the cost of providing our products and services. Additionally, any actual or perceived breach of such laws or regulations may subject us to claims and may lead to administrative, civil or criminal liability, as well as reputational harm to our Company and our employees. We could also be required to fundamentally change our business activities and practices, or modify our products and services, which could have an adverse effect on our business.
In the U.S., various laws and regulations apply to the collection, processing, transfer, disposal, unauthorized disclosure and security of personal data. For example, data protection laws passed by all states within the U.S. require notification to users when there is a security breach for personal data. Additionally, the Federal Trade Commission (FTC) and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, transfer and security of data. The U.S. Congress and state legislatures, along with federal regulatory authorities, have recently increased their attention to matters concerning personal data, and this has and may continue to result in new legislation which could increase the cost of compliance. For example, the California Consumer Privacy Act of 2018 came into effect on January 1, 2020 and was subsequently amended by the California Privacy Rights Act, which took effect January 1, 2023 (the foregoing, collectively, the CCPA). The CCPA requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to access and request deletion of their data and opt out of certain data sharing with third parties and provides a new private right of action for data breaches. Violations of the CCPA are enforced by the California Attorney General with sizeable civil penalties, particularly for violations that impact large numbers of consumers. The CCPA also establishes a regulatory agency dedicated to enforcing the requirements of the CCPA. Comprehensive privacy laws in Colorado, Connecticut and Virginia also came into effect in 2023. Indiana, Iowa, Montana, Tennessee, Texas and Utah have similarly enacted broad laws relating to privacy, data protection and information security that will come into effect in the next few years, and Delaware and Oregon have passed comprehensive privacy laws that are awaiting enactment, further complicating our privacy compliance obligations through the introduction of increasingly disparate requirements across the various U.S. jurisdictions in which we operate. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us or our clients.
Some of our operations are subject to the EU’s General Data Protection Regulation (the EU GDPR), which took effect from May 25, 2018, the General Data Protection Regulation as it forms part of retained EU law in the UK by virtue of the

European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (the UK GDPR, and together with the EU GDPR, the GDPR), and the UK Data Protection Act 2018. The GDPR imposes a number of obligations for subject companies, and we will need to continue dedicating financial resources and management time to GDPR compliance. The GDPR enhances the obligations placed on companies that control or process personal data including, for example, expanded disclosures about how personal data is to be used, mechanisms for obtaining consent from data subjects, controls for data subjects with respect to their personal data (including by enabling them to exercise rights to erasure and data portability), limitations on retention of personal data and mandatory data breach notifications. Additionally, the GDPR places companies under obligations relating to data transfers and the security of the personal data they process. The GDPR provides that supervisory authorities in the EU and the UK may impose administrative fines for certain infringements of the GDPR of up to EUR 20,000,000 under the EU GDPR (or GBP 17,500,000 under the UK GDPR), or 4% of an undertaking’s total, worldwide, annual turnover of the preceding financial year, whichever is higher. Individuals who have suffered damage as a result of a subject company’s non-compliance with the GDPR also have the right to seek compensation from such company. Given the breadth of the GDPR, compliance with its requirements is likely to continue to require significant expenditure of resources on an ongoing basis, and there can be no assurance that the measures we have taken for the purposes of compliance will be successful in preventing violation of the GDPR. Given the potential fines, liabilities and damage to our reputation in the event of an actual or perceived violation of the GDPR, such a violation may have a material adverse effect on our business and operations.
In addition, the GDPR restricts transfers of personal data outside of the European Economic Area (EEA) and the UK to third countries deemed to lack adequate privacy protections unless an appropriate safeguard is implemented. In light of the July 2020 decision of the Court of Justice of the European Union in Data Protection Commissioner vs Facebook Ireland Limited and Maximillian Schrems (C-311/118) (Schrems II) invalidating the EU-U.S. Privacy Shield Framework and the Irish Data Protection Authority’s May 2023 decision to impose a fine of €1.2 billion on Meta Platforms, Inc. (Meta) regarding Meta’s transfers of personal data to the U.S., there is potential uncertainty with respect to the legality of certain transfers of personal data from the European Economic Area (EEA) and the UK to so-called “third countries” outside the EEA, including the U.S. and Canada. In addition to the increased legal risk in the event of any such transfers, additional costs might also need to be incurred in order to implement necessary safeguards to comply with GDPR. While the Court of Justice of the EU upheld the adequacy of the old standard contractual clauses (SCCs), a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. In June 2021, the European Commission issued new SCCs that must be used for relevant new data transfers, and existing SCCs must be migrated to the new SCCs by December 27, 2022. At the same time, the UK’s Information Commissioner’s Office released two new agreements governing international data transfers out of the UK that can be used from March 21, 2022: the International Data Transfer Agreement (IDTA) and the Data Transfer Addendum (Addendum). All existing contracts and any new contracts signed before September 21, 2022 can continue to use the old SCCs until March 21, 2024, after which the old SCCs must be replaced by either the IDTA or the Addendum in conjunction with the new SCCs. All contracts signed after September 21, 2022 must use either the IDTA or the Addendum in conjunction with the new SCCs. Additionally, on March 25, 2022, the U.S. and European Commission announced that they had agreed in principle to a new “Trans-Atlantic Data Privacy Framework” (the TDPF to enable trans-Atlantic data flows and address the concerns raised in the Schrems II decision. To implement the commitments of the U.S. under the TDPF, in October 2022, President Biden signed an Executive Order on Enhancing Safeguards for the United States Signals Intelligence Activities (the Executive Order). This subsequently prompted the European Commission to formally launch the process to adopt an adequacy decision based on the Executive Order in December 2022, and the adequacy decision was adopted on July 10, 2023. However, the TDPF is likely to be subject to legal challenges and may be struck down by the EU courts.
Outside of the U.S., the EU and the UK, many jurisdictions have adopted or are adopting new data privacy laws that may impose further onerous compliance requirements, such as data localization, which prohibits companies from storing and/or processing outside the jurisdiction data relating to resident individuals. The proliferation of such laws within the jurisdictions in which we operate may result in conflicting and contradictory requirements, particularly in relation to evolving technologies such as cloud computing and AI. Any failure to successfully navigate the changing regulatory landscape could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, results of operations and financial condition.
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

Certain of our products may be perceived as, or determined by the courts to be, a violation of privacy rights and related laws. Any such perception or determination could adversely affect our revenues and results of operations
Because of the nature of certain of our products, including those relating to digital investigations, potential customers and purchasers of our products or the general public may perceive that the use of these products results in violations of individual privacy rights. In addition, certain courts or regulatory authorities could determine that the use of our software solutions or other products is a violation of privacy laws, particularly in jurisdictions outside of the U.S. Any such determination or perception by potential customers and purchasers, the general public, government entities or the judicial system could harm our reputation and adversely affect our revenues and results of operations.
AI and other machine learning technology is being integrated into some of our products, systems or solutions, which could present risks and challenges to our business
AI and other machine learning technology is being integrated into some of our products, systems or solutions and could be a significant factor in future offerings. While AI can present significant benefits, it can also present risks and challenges to our business. Data sourcing, technology, integration and process issues, program bias into decision-making algorithms, security challenges and the protection of personal privacy could impair the adoption and acceptance of AI. If the output from AI in our products, systems or solutions are deemed to be inaccurate or questionable, or if the use of AI does not operate as anticipated or perform as promised, our business and reputation may be harmed. As the adoption of AI quickens, we expect competition to intensify and additional companies may enter our markets offering similar products, systems or solutions.We may not be able to compete effectively with our competitors and our strategy to integrate AI and other machine learning technology into our products, systems or solutions may also not be accepted by our customers or by other businesses in the marketplace.The integration of AI may also expose us to risks regarding intellectual property ownership and license rights, particularly if any copyrighted material is embedded in training models. The use of copyrighted materials in AI and other machine learning technology has not been fully interpreted by federal, state, or international courts and the regulatory framework for AI continues to evolve and remains uncertain. It is possible that new laws and regulations will be adopted in the jurisdictions in which we operate, or existing laws and regulations may be interpreted in new ways, that would affect the way in which AI and other machine learning technology is used in our products, systems or solutions. Further, the cost to comply with such laws or regulations, including court decisions, could be significant. The risks and challenges associated with integrating AI and other machine learning technology into our products, systems and solutions could adversely affect our business, financial condition and results of operations.
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
Transactional foreign currency gains (losses) are included in the Consolidated Statements of Income under the line item “Other income (expense) net.” See Item 8. Financial Statements and Supplementary Data. While we use derivative financial instruments to attempt to reduce our net exposure to currency exchange rate fluctuations, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could materially affect our financial results. These risks and their potential impacts may be exacerbated by the Russia-Ukraine conflict and any policy changes, including those resulting from trade and tariff disputes. See “Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine conflict, has affected and may continue to affect our business.”
Our indebtedness could limit our operations and opportunities
We have a significant amount of indebtedness outstanding following closing the Micro Focus Acquisition. As of June 30, 2023, we had $9.1 billion of total indebtedness. This level of indebtedness could have important consequences to our business, including, but not limited to:
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
•expose us to fluctuations in the interest rate environment because the interest rates under our credit facilities are variable;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends and other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•potentially placing us at a competitive disadvantage as compared to certain of our competitors that are not as highly leveraged;
•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing; and
•restricting us from pursuing certain business opportunities, including other acquisitions.
As of June 30, 2023, our credit facilities consisted of a $3.585 billion term loan (Acquisition Term Loan), $1.0 billion term loan facility (Term Loan B) and a $750 million committed revolving credit facility (the Revolver). Borrowings under our credit facilities are secured by a first charge over substantially all of our assets, which security interests may limit our financial flexibility.
Repayments made under the Acquisition Term Loan and Term Loan B are equal to 0.25% of the original principal amount in equal quarterly installments for the life of such loans, with the remainder due at maturity. The terms of the Acquisition Term Loan, Term Loan B and Revolver include customary restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests. These restrictive covenants include certain limitations on our ability to make investments, loans and acquisitions, incur additional debt, incur liens and encumbrances, consolidate, amalgamate or merge with any other person, dispose of assets, make certain restricted payments, including a limit on dividends on equity securities or payments to redeem, repurchase or retire equity securities or other indebtedness, engage in transactions with affiliates, materially alter the business we conduct, and enter into certain restrictive agreements. The Acquisition Term Loan, Term Loan B and Revolver includes a financial covenant relating to a maximum consolidated net leverage ratio, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions. Our failure to comply with any of the covenants that are included in the Acquisition Term Loan, Term Loan B and Revolver could result in a default under the terms thereof, which could permit the lenders thereunder to declare all or part of any outstanding borrowings to be immediately due and payable.
As of June 30, 2023, we also have $1.0 billion in aggregate principal amount of 6.90% Senior Secured Notes due 2027 (Senior Secured Notes 2027), $900 million in aggregate principal amount of 3.875% Senior Notes due 2028 (Senior Notes 2028), $850 million in aggregate principal amount of 3.875% Senior Notes due 2029 (Senior Notes 2029), $900 million in aggregate principal amount of 4.125% Senior Notes due 2030 (Senior Notes 2030) and $650 million in aggregate principal amount of our 4.125% senior unsecured notes due 2031 (Senior Notes 2031 and, together with the Senior Secured Notes due 2027, Senior Notes 2028, Senior Notes 2029 and Senior Notes 2030, the Senior Notes) outstanding, respectively issued in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Our failure to comply with any of the covenants that are included in the indentures governing the Senior Notes could result in a default under the terms thereof, which could result in all or a portion of the Senior Notes to be immediately due and payable.
The risks discussed above would be increased to the extent that we engage in additional acquisitions that involve the incurrence of material additional debt, or the acquisition of businesses with material debt, and such incurrences or acquisitions could potentially negatively impact the ratings or outlook of the rating agencies on our outstanding debt securities and the market price of our common shares.
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
•Changes in foreign currency exchange rates and applicable interest rates;
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
•Changes in general economic and business conditions, including the impact of any potential recession, or direct and indirect supply chain disruptions and shortages; and
•Changes in general political developments, international trade policies and policies taken to stimulate or to preserve national economies.
A general weakening of the global economy, a continued weakening of the economy in a particular region, economic or business uncertainty or changes in political developments, trade policies or policies implemented to stimulate or preserve economies could result in the cancellation of or delay in customer purchases. A cancellation or deferral of even a small number of license sales or services or delays in the implementation of our software products could have a material adverse effect on our business, operating results and financial condition. As a result of the timing of software product and service introductions and the rapid evolution of our business as well as of the markets we serve, we cannot predict whether patterns or trends experienced in the past will continue. For these reasons, you should not rely upon period-to-period comparisons of our financial results to forecast future performance. Our revenues and operating results may vary significantly, and this possible variance could materially reduce the market price of our Common Shares.
Changes in the market price of our Common Shares and credit ratings of our outstanding debt securities could lead to losses for shareholders and debt holders
The market price of our Common Shares and credit ratings of our outstanding debt securities are subject to fluctuations. Such fluctuations in market price or credit ratings may continue in response to: (i) quarterly and annual variations in operating results; (ii) announcements of technological innovations or new products or services that are relevant to our industry; (iii) changes in financial estimates by securities analysts; (iv) changes to the ratings or outlook of our outstanding debt securities by rating agencies; (v) impacts of general economic and market conditions or (vi) other events or factors (including those events or factors noted in this Part I, Item 1A “Risk Factors” or in Part I, “Forward-Looking Statements” of this Annual Report on 10-K). In addition, financial markets experience significant price and volume fluctuations that particularly affect the market prices of equity securities of many technology companies in particular due to concerns about increasing interest rates, rising inflation or any potential recession. These fluctuations have often resulted from the failure of such companies to meet market expectations in a particular quarter, and thus such fluctuations may or may not be related to the underlying operating performance of such companies. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our Common Shares or the credit ratings of our outstanding debt securities. Additionally, short sales, hedging and other derivative transactions in our Common Shares and technical factors in the public trading market for our Common Shares may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our Common Shares, access to margin debt, trading in options and other derivatives on our Common Shares and other technical trading factors. Occasionally, periods of volatility in the market price of a company’s securities may lead to the institution of securities class action litigation against a company. If we are subject to such volatility in our market price, we may be the target of such securities litigation in the future. Such legal action could result in substantial costs to defend our interests and a diversion of management’s attention and resources, each of which would have a material adverse effect on our business and operating results.
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
We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors
Our revenues and particularly our new software license revenues are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. Sales forecasts may be particularly inaccurate or unpredictable given general economic and market factors. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. By reviewing the status of outstanding sales proposals to our customers and potential customers, we make an estimate as to when a customer will make a purchasing decision involving our software products. These estimates are aggregated periodically to make an estimate of our sales pipeline, which we use as a guide to plan our activities and make internal financial forecasts. Our sales pipeline is only an estimate and may be an unreliable predictor of actual sales activity, both in a particular quarter and over a longer period of time. Many factors may affect actual sales activity, such as weakened economic conditions, including as a result of any potential recession, which may cause our customers and potential customers to delay, reduce or cancel information technology-related purchasing decisions, our decision to increase prices in response to rising inflation, and the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms from us. If actual sales activity differs from our pipeline estimate, then we may have planned our activities and budgeted incorrectly, and this may adversely affect our business, operating results and financial condition. In addition, for newly acquired companies, we have limited ability to immediately predict how their pipelines will convert into sales or revenues following the acquisition and their conversion rate post-acquisition may be quite different from their historical conversion rate.
Our international operations expose us to business, political and economic risks that could cause our operating results to suffer
We have significantly increased, and intend to continue to make efforts to increase, our international operations and anticipate that international sales will continue to account for a significant portion of our revenues. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, differences in business practices, compliance with domestic and foreign laws (including without limitation domestic and international import and export laws and regulations and the Foreign Corrupt Practices Act, including potential violations by acts of agents or other intermediaries), costs related to localizing products for foreign markets, costs related to translating and distributing software products in a timely manner, costs related to increased financial accounting and reporting burdens and complexities, longer sales and collection cycles for accounts receivables, failure of laws or courts to protect our intellectual property rights adequately, local competition, and economic or political instability and uncertainties, including inflation, recession, interest rate fluctuations and actual or anticipated military or geopolitical conflicts. International operations also tend to be subject to a longer sales and collection cycle. In addition, regulatory limitations regarding the repatriation of earnings may adversely affect the transfer of cash earned from international operations. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, U.S. or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. Additionally, international earnings may be subject to taxation by more than one jurisdiction, which may materially adversely affect our effective tax rate. Also, international expansion may be difficult, time consuming and costly. These risks and their potential impacts may be exacerbated by the Russia-Ukraine conflict. See “Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine conflict, has affected and may continue to affect our business” As a result, if revenues from international operations do not offset the expenses of establishing and maintaining international operations, our business, operating results and financial condition will suffer.
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
Our operating results could be adversely affected by any weakening of economic conditions
Our overall performance depends in part on worldwide economic conditions. Certain economies have experienced periods of downturn as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment, volatility in commodity prices and worldwide stock markets, excessive government debt, disruptions to global trade or tariffs, inflation, higher interest rates and risks of recession and global health pandemics. The severity and length of time that a downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery from such downturn, are unknown and are beyond our control. Recently, the Russia-Ukraine conflict, the inflationary environment and policy changes resulting from trade and tariff disputes have raised additional concerns regarding economic uncertainties. Moreover, any instability in the global economy affects countries in different ways, at different times and with varying severity, which makes the impact to our business complex and unpredictable. During such downturns, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted, or conditions could result in reductions in the licensing of our software products and the sale of cloud and other services, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivables, slower adoption of new technologies and increased price competition. In addition, deterioration of the global credit markets could adversely impact our ability to complete licensing transactions and services transactions, including maintenance and support renewals. Any of these events, as well as a general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending, could delay or decrease our revenues and therefore have a material adverse effect on our business, operating results and financial condition.
Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against
Financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, material increases in applicable interest rate benchmarks may increase the interest expense for our credit facilities such as the Acquisition Term Loan, Term Loan B and Revolver that have variable rates of interest. Credit contraction in financial markets may hurt our ability to access credit in the event that we identify an acquisition opportunity or require significant access to credit for other reasons. Similarly, volatility in the market price of our Common Shares due to seemingly unrelated financial developments, such as a recession, inflation or an economic slowdown in the U.S. or internationally, could hurt our ability to raise capital for the financing of acquisitions or other reasons. Potential price inflation caused by an excess of liquidity in countries where we conduct business may increase the cost we incur to provide our solutions and may reduce profit margins on agreements that govern the licensing of our software products and/or the sale of our services to customers over a multi-year period. A reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of our customer base such as the public sector. As a result, these customers may need to reduce their licensing of our software products or their purchases of our services, or we may experience greater difficulty in receiving payment for the licenses and services that these customers purchase from us. In addition, inflation is often accompanied by higher interest rates, which may cause additional economic fluctuation. Any of these events, or any other events caused by turmoil in world financial markets, may have a material adverse effect on our business, operating results and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel, totaling approximately 0.4 million square feet of owned facilities and approximately 4.0 million square feet of leased facilities.
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
Certain of the Company’s subsidiaries also own buildings in the United States, United Kingdom and South Africa that total approximately 207,000 square feet as of June 30, 2023. These facilities are primarily used as data centers, warehouses and office space by the Company and its subsidiaries.
Leased Facilities
The following table sets forth the location and approximate square footage of our leased facilities as of June 30, 2023:

Square Footage
Americas (1)	1,775,462
EMEA (2)	846,494
Asia Pacific (3)	1,369,962
Total	3,991,918
_____________________
(1)Americas consists of countries in North, Central and South America.
(2)EMEA consists of countries in Europe, the Middle East and Africa.
(3)Asia Pacific primarily consists of Japan, Australia, China, Korea, Philippines, Thailand, Singapore and India.
Included in the total approximate square footage of leased facilities is approximately 3.2 million square feet of operational space and approximately 0.8 million square feet of vacated space which has either been sublet or is being actively marketed for sublease or disposition.
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
On June 30, 2023, the closing price of our Common Shares on the NASDAQ was $41.55 per share, and on the TSX was Canadian $55.10 per share.
As at June 30, 2023, we had 342 shareholders of record holding our Common Shares of which 292 were U.S. shareholders.
Unregistered Sales of Equity Securities
None.
Dividend Policy
We currently expect to continue paying cash dividends on a quarterly basis. However, future declarations of dividends are subject to the final determination of our Board of Directors, in its discretion, based on a number of factors that it deems relevant, including our financial position, results of operations, available cash resources, cash requirements and alternative uses of cash that our Board of Directors may conclude would be in the best interest of our shareholders. Our dividend payments are subject to relevant contractual limitations, including those in our existing credit agreements and to solvency conditions established under the CBCA, the statute under which we are incorporated. We have historically declared dividends in U.S. dollars, but registered shareholders can elect to receive dividends in U.S. dollars or Canadian dollars by contacting the Company’s transfer agent.
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
During the year ended June 30, 2023, we did not repurchase any Common Shares under the Fiscal 2021 Repurchase Plan or the Fiscal 2022 Repurchase Plan (year ended June 30, 2022—3,809,559 Common Shares for $177.0 million).

Normal Course Issuer Bid
The Company established the Fiscal 2021 NCIB in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2021 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2021 NCIB, pursuant to which the Company was authorized to purchase Common Shares over the TSX for the period commencing November 12, 2020 until November 11, 2021 in accordance with the TSX’s normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that could be purchased in this period was 13,618,774 (representing 5% of the Company’s issued and outstanding Common Shares as of November 4, 2020), and the maximum number of Common Shares that could be purchased on a single day was 143,424 Common Shares, which was 25% of 573,699 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31, 2020), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18.
The Company renewed the NCIB in Fiscal 2022 in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2022 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2022 NCIB pursuant to which the Company was authorized to purchase Common Shares over the TSX for the period commencing November 12, 2021 until November 11, 2022 in accordance with the TSX’s normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that could be purchased in this period was 13,638,008 (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021), and the maximum number of Common Shares that could be purchased on a single day was 112,590 Common Shares, which is 25% of 450,361 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31, 2021), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18.
Stock Purchases
No shares were repurchased during the three months ended June 30, 2023.
Stock Performance Graph and Cumulative Total Return
The following graph compares the five-year period ending June 30, 2023, the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:
•an index of companies in the software application industry (S&P North American Technology-Software Index);
•the NASDAQ Composite Index; and
•the S&P/TSX Composite Index.
The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2018, as compared with the cumulative return on a $100 investment in the S&P North American Technology-Software Index, the NASDAQ Composite Index and the S&P/TSX Composite Index (the Indices) made on the same day. Dividends declared on securities comprising the respective Indices and declared on our Common Shares are assumed to be reinvested. The performance of our Common Shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

The chart below provides information with respect to the value of $100 invested on June 30, 2018 in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

COMPARISON OF CUMULATIVE TOTAL RETURN
$220
$200
$180
$160
$140
$120
$100
$80
$60
June 29, '18
June 28, '19
June 30, '20
June 30, '21
June 30, '22
June 30, '23
OpenText
NASDAQ Composite
S&P/TSX Composite
S&P N. American Tech Software Index

	June 30, 2018	June 30, 2019	June 30, 2020	June 30, 2021	June 30, 2022	June 30, 2023
Open Text Corporation	$100.00	$119.04	$124.83	$151.85	$115.29	$130.34
S&P North American Technology-Software Index	$100.00	$120.63	$156.65	$214.77	$150.56	$195.95
NASDAQ Composite	$100.00	$107.78	$136.82	$198.71	$152.16	$191.93
S&P/TSX Composite	$100.00	$104.29	$98.12	$144.14	$133.65	$143.78
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

United States Tax Matters
U.S. residents
The following discussion summarizes certain U.S. federal income tax considerations relevant to an investment in the Common Shares by a U.S. holder. For purposes of this summary, a “U.S. holder” is a beneficial owner of Common Shares that holds such shares as capital assets under the U.S. Internal Revenue Code of 1986, as amended (the Code), and is a citizen or resident of the United States and not of Canada, a corporation organized under the laws of the United States or any political subdivision thereof, or a person that is otherwise subject to U.S. federal income tax on a net income basis in respect of Common Shares. It does not address any aspect of U.S. federal gift or estate tax, or of state, local or non-U.S. tax laws and does not address aspects of U.S. federal income taxation applicable to U.S. holders holding options, warrants or other rights to acquire Common Shares. Further, this discussion does not address the U.S. federal income tax consequences to U.S. holders that are subject to special treatment under U.S. federal income tax laws, including, but not limited to U.S. holders owning directly, indirectly or by attribution 10% or more of the voting power or value of the Company’s stock; broker-dealers; banks or insurance companies; financial institutions; regulated investment companies; taxpayers who have elected mark-to-market accounting; tax-exempt organizations; taxpayers who hold Common Shares as part of a “straddle,” “hedge,” or “conversion transaction” with other investments; individual retirement or other tax-deferred accounts; taxpayers whose functional currency is not the U.S. dollar; partnerships or the partners therein; S corporations; or U.S. expatriates.
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
Passive Foreign Investment Company Rules
Special U.S. federal income tax rules apply to U.S. persons owning shares of a PFIC. The Company will be classified as a PFIC in a particular taxable year if either: (i) 75 percent or more of the Company’s gross income for the taxable year is passive income, or (ii) the average percentage of the value of the Company’s assets that produce or are held for the production of passive income is at least 50 percent. If the Company is treated as a PFIC for any year, U.S. holders may be subject to adverse tax consequences upon a sale, exchange, or other disposition of the Common Shares, or upon the receipt of certain “excess distributions” in respect of the Common Shares. Dividends paid by a PFIC are not qualified dividends eligible for taxation at preferential rates. Based on audited consolidated financial statements, we believe that the Company was not treated as a PFIC for U.S. federal income tax purposes with respect to its 2022 or 2023 taxable years. In addition, based on a review of the Company’s audited consolidated financial statements and its current expectations regarding the value and nature of its assets and the sources and nature of its income, the Company does not anticipate being treated as a PFIC for the 2024 taxable year.
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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal years beginning July 1, 2023 and ending June 30, 2024 (Fiscal 2024) and July 1, 2024 and ending June 30, 2025 (Fiscal 2025) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and operations, and business planning process; (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases, the timing thereof and the customers targeted; (viii) the Company’s financial condition, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) acquisitions and their expected impact, including our ability to realize the benefits expected from the acquisitions and to successfully integrate the assets we acquire or utilize such assets to their full capacity, including in connection with the acquisition of Zix Corporation (Zix) and Micro Focus International Limited, formerly Micro Focus International plc, and its subsidiaries (Micro Focus) (see Note 19 “Acquisitions” to our Consolidated Financial Statements for more details); (xxiii) tax audits; (xxiv) the expected impact of our decision to cease all direct business in Russia and Belarus and with known Russian-owned companies;(xxv) expected costs of the restructuring plans; (xxvi) targets regarding greenhouse gas emissions, waste diversion, energy consumption and Equity, Diversity and Inclusion (ED&I) initiatives; (xvii) integration of Micro Focus, resulting synergies and timing thereof; and (xxviii) other matters.
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) our inability to realize successfully any anticipated synergy benefits from the acquisition of Micro Focus (Micro Focus Acquisition); (ii) the actual and potential impacts of the use of cash and incurrence of indebtedness, including the granting of security interests related to such debt; (iii) the change in scope and size of our operations as a result of the Micro Focus Acquisition; (iv) the uncertainty around expectations related to Micro Focus’ business prospects; (v) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (vi) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses, including the acquisition of Zix and Micro Focus, (vii) the potential for the incurrence of or assumption of debt in connection with acquisitions, its impact on future operations and on the ratings or outlooks of rating agencies on our outstanding debt securities, and the possibility of not being able to generate sufficient cash to service all indebtedness; (viii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (ix) the risks associated with bringing new products and services to market; (x) fluctuations in currency exchange rates (including as a result of the impact of any policy changes resulting from trade and tariff disputes) and the impact of mark-to-market valuation relating to associated derivatives; (xi) delays in the purchasing decisions of the Company’s customers; (xii) competition the Company faces in its industry and/or marketplace; (xiii) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xiv) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xvi) the continuous commitment of the Company’s customers; (xvii) demand for the Company’s products and services; (xviii) increase in exposure to international business risks including the impact of geopolitical instability, political unrest, war and other global conflicts, as we continue to increase our international operations; (xix) adverse macroeconomic conditions, including inflation, disruptions in global supply chains and increased labour costs; (xx) inability to raise capital at all or on not unfavorable terms in the future; (xxi) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xxii) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company’s offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic due to remote working arrangements; (xiv) failure to achieve our environmental goals on energy consumption, waste diversion and greenhouse gas emissions or our targets relating to ED&I initiatives; (xv) failure to attract and retain key personnel to develop and effectively manage the Company’s business; and (xvi) the ability of the Company’s subsidiaries to make distributions to the Company.
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
All dollar and percentage comparisons made herein refer to the year ended June 30, 2023 compared with the year ended June 30, 2022, unless otherwise noted. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2022 for a comparative discussion of our Fiscal 2022 financial results as compared to Fiscal 2021.
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.

EXECUTIVE OVERVIEW
At OpenText, we believe information and knowledge make business and people better. We are an Information Management company that provides software and services that empower digital businesses of all sizes to become more intelligent, connected, secure and responsible. Our innovations maximize the strategic benefits of data and content for our customers, strengthening their productivity, growth and competitive advantage.
Our comprehensive Information Management platform and services provide secure and scalable solutions for global companies, small and medium-sized businesses (SMBs), governments and consumers around the world. We have a complete and integrated portfolio of Information Management solutions delivered at scale in the OpenText Cloud, helping organizations master modern work, automate application delivery and modernization, and optimize their digital supply chains. To do this, we bring together our Content Cloud, Cybersecurity Cloud, Business Network Cloud, IT Operations Management Cloud, Application Automation Cloud and Analytics & AI Cloud. We also accelerate information modernization with intelligent tools and services for moving off paper, automating classification and building clean data lakes for Artificial Intelligence (AI), analytics and automation.
We are fundamentally integrated into the parts of our customers’ businesses that matter, so they can securely manage the complexity of information flow end to end. Through automation and AI, we connect, synthesize and deliver information where it is needed to drive new efficiencies, experiences and insights. We make information more valuable by connecting it to digital business processes, enriching it with analytics, protecting and securing it throughout its entire lifecycle, and leveraging it to create engaging experiences for employees, suppliers, developers, partners, and customers. Our solutions range from connecting large digital supply chains to managing HR processes to driving better IT service management in manufacturing, retail and financial services.
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
As of June 30, 2023, we employed a total of approximately 24,100 individuals, of which approximately 9,700 joined our workforce as part of the Micro Focus Acquisition. Of the total 24,100 individuals we employed as of June 30, 2023, 9,050 or 38% are in the Americas, 5,750 or 24% are in EMEA and 9,300 or 38% are in Asia Pacific. Currently, we have employees in 45 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. Please see “Results of Operations” below for our definitions of geographic regions.
Period-over-period comparisons presented here are significantly impacted by our Micro Focus Acquisition.
Fiscal 2023 Summary:
•Total revenue was $4,485.0 million, up 28.4% compared to the prior fiscal year; up 32.2% after factoring in the unfavorable impact of $132.4 million of foreign exchange rate changes. The Micro Focus Acquisition contributed $976.5 million of revenues.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $3,615.5 million, up 26.2% compared to the prior fiscal year; up 29.7% after factoring in the unfavorable impact of $102.4 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $1,700.4 million, up 10.8% compared to the prior fiscal year; up 13.3% after factoring in the unfavorable impact of $38.6 million of foreign exchange rate changes.
•GAAP-based gross margin was 70.6% compared to 69.6% in the prior fiscal year.
•Non-GAAP-based gross margin was 76.1% compared to 75.6% in the prior fiscal year.
•GAAP-based net income attributable to OpenText was $150.4 million compared to $397.1 million in the prior fiscal year. The Micro Focus Acquisition contributed $94.7 million of GAAP-based net losses.
•Non-GAAP-based net income attributable to OpenText was $890.7 million compared to $876.2 million in the prior fiscal year.
•GAAP-based earnings per share (EPS), diluted, was $0.56 compared to $1.46 in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $3.29 compared to $3.22 in the prior fiscal year.
•Adjusted EBITDA, a non-GAAP measure, was $1,472.9 million compared to $1,265.0 million in the prior fiscal year.

•Operating cash flow was $779.2 million for the year ended June 30, 2023, compared to $981.8 million in the prior fiscal year, down 20.6%.
•Cash and cash equivalents were $1,231.6 million as of June 30, 2023, compared to $1,693.7 million as of June 30, 2022.
•Acquired Micro Focus for total consideration of $6.2 billion, inclusive of Micro Focus’ cash, subject to final adjustments.
•In connection with the financing of the Micro Focus Acquisition, we drew down the entire $3.585 billion of the Acquisition Term Loan (as defined below), issued $1 billion of Senior Secured Notes 2027 (as defined below) and drew down $450 million under the Revolver (as defined below). Subsequent to the closing of the Micro Focus Acquisition we repaid $175 million of the outstanding balance on the Revolver during the year ended June 30, 2023 and subsequently repaid $175 million on July 5, 2023.
•Enterprise cloud bookings were $527.7 million for the year ended June 30, 2023, compared to $482.0 million for the year ended June 30, 2022. We define Enterprise cloud bookings as the total value from cloud services and subscription contracts entered into in the fiscal year that are new, committed and incremental to our existing contracts, entered into with our enterprise-based customers.
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
In connection with the financing of the Micro Focus Acquisition, concurrent with the announcement of the acquisition on August 25, 2022, the Company entered into the Acquisition Term Loan and Bridge Loan (as defined below) as well as certain derivative transactions. On December 1, 2022, the Company issued and sold $1 billion in aggregate principal amount of 6.90% Senior Secured Notes due 2027 (Senior Secured Notes 2027), amended the Acquisition Term Loan and terminated the Bridge Loan. On January 31, 2023, we drew down the entire aggregate principal amount of $3.585 billion of the Acquisition Term Loan, net of original issuance discount and other fees, and drew down $450 million under the Revolver. We used these proceeds and cash on hand to fund the purchase price consideration and repayment of Micro Focus’ outstanding indebtedness. In conjunction with the closing of the Micro Focus Acquisition, the deal-contingent forward contracts and non-contingent forward contract, as described in Note 17 “Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements were settled. See Note 19 “Acquisitions” to our Consolidated Financial Statements for more details. The Micro Focus Acquisition has contributed to the growth in our revenues and significantly impacts period-over-period comparability.
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
Outlook for Fiscal 2024
As an organization, we are committed to “Total Growth”, meaning we strive towards delivering value through organic initiatives, innovations and acquisitions. With an emphasis on increasing recurring revenues and expanding profitability, we believe our Total Growth strategy will ultimately drive cash flow growth, thus helping to fuel our innovation, broaden our go-to-market distribution and identify and execute strategic acquisitions. With strategic acquisitions, we are well positioned to expand our product portfolio and improve our ability to innovate and grow organically, which helps us to meet our long-term growth targets. Our Total Growth strategy is a durable model, that we believe will create both near and long-term shareholder value through organic and acquired growth, capital efficiency and profitability.
We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our existing customer base and new customers, which includes Global 10,000 companies (G10K), SMBs and consumers. The G10K are the world’s largest companies, ranked by estimated total revenues, as well as the world's largest governments and global organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. Over the last three fiscal years, we have invested a cumulative total of $1.54 billion in R&D or 13.6% of cumulative revenue for that three-year period. On an annual basis, we continue to target to spend 14% to 16% of revenues on R&D expense. With our innovation roadmap delivered, we believe we have fortified our support for customer choice: private cloud, public cloud, off-cloud, and API cloud.
Looking ahead, the destination for innovation is cloud. Businesses of all sizes rely on a combination of public and private clouds, managed services and off-cloud solutions. As a result, we are committed to continue to modernize our technology infrastructure and leverage our existing investments in the OpenText Cloud and programs to help customers off-cloud. The combination of OpenText cloud-native applications and managed services, together with the scalability and performance of our partner public cloud providers, offer more secure, reliable and compliant solutions to customers wanting to deploy cloud-based Information Management applications. The OpenText Cloud is designed to build additional flexibility and scalability for our customers: becoming cloud-native, connecting anything, and extending capabilities with multi-tenant SaaS applications and services.
The completion of the Micro Focus Acquisition during Fiscal 2023 has substantially expanded our scope and size by adding substantial assets and operations to our existing business. During Fiscal 2023, we incurred significant transaction costs in connection with the Micro Focus Acquisition. We have incurred and will continue to incur additional integration costs. As part of the Micro Focus Acquisition, the Company made a strategic decision to implement a restructuring plan that impacted its global workforce and further reduce its real estate footprint around the world in an effort to further streamline our operations, consistent with previously announced cost synergies of $400 million (Micro Focus Acquisition Restructuring Plan). The total size of the plan is expected to result in a reduction in the combined workforce of approximately 8%, or 2,000 employees, with an estimated cost of $135.0 million to $150.0 million, of which we incurred $72.3 million during Fiscal 2023. We expect the Micro Focus Acquisition Restructuring Plan to be completed by the end of Fiscal 2024. See also Part I, Item 1A, “Risk Factors” included within this Annual Report on Form 10-K. The Micro Focus Acquisition has a significant impact on period-over-period comparability as more fully discussed below.
We will continue to closely monitor the potential impacts of inflation with respect to wages, services and goods, concerns regarding any potential recession, rising interest rates, financial market volatility, and the Russia-Ukraine conflict on our business. See Part I, Item 1A, “Risk Factors” included within this Annual Report on Form 10-K.
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

Revenue recognition
In accordance with Accounting Standards Codification (ASC) Topic 606 “Revenue from Contracts with Customers” (Topic 606), we account for a customer contract when we obtain written approval, the contract is committed, the rights of the parties, including the payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Revenue is recognized when, or as, control of a promised product or service is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for our products and services (at its transaction price). Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based on readily available information, which may include historical, current and forecasted information, taking into consideration the type of customer, the type of transaction and specific facts and circumstances of each arrangement. We report revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue producing transactions.
We have four revenue streams: cloud services and subscriptions, customer support, license and professional service and other.
Cloud services and subscriptions revenue
Cloud services and subscriptions revenue are from hosting arrangements where, in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced business-to-business (B2B) integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis. Our cloud arrangements can be broadly categorized as “platform as a service” (PaaS), “software as a service” (SaaS), cloud subscriptions and managed services.
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
Managed services: We provide comprehensive B2B process outsourcing services for all day-to-day operations of a customers’ B2B integration program. Customers using these managed services are not permitted to take possession of our software and the contract is for a defined period, where customers pay a monthly or quarterly fee. Our performance obligation is satisfied as we provide services of operating and managing a customer’s electronic data interchange (EDI) environment. Revenue relating to these services is recognized using an output method based on the expected level of service we will provide over the term of the contract.
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
Customer support revenue
Customer support revenue is associated with perpetual, term license and off-cloud subscription arrangements. As customer support is not critical to the customers’ ability to derive benefit from their right to use our software, customer support is considered a distinct performance obligation when sold together in a bundled arrangement along with the software.
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
Transaction Price Allocation
In bundled arrangements, where we have more than one distinct performance obligation, we must allocate the transaction price to each performance obligation based on its relative SSP. However, in certain bundled arrangements, the SSP may not always be directly observable. For instance, in bundled arrangements with license and customer support, we allocate the transaction price between the license and customer support performance obligations using the residual approach because we have determined that the SSP for licenses in these arrangements are highly variable. We use the residual approach only for our license arrangements. When the SSP is observable but contractual pricing does not fall within our established SSP range, then an adjustment is required, and we will allocate the transaction price between license and customer support based on the relative SSP established for the respective performance obligations.
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
We perform a qualitative assessment to test our reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the quantitative assessment of the impairment test is performed. In the quantitative assessment, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired, and we are not required to perform further testing. If the carrying value of the net assets of our reporting unit exceeds its fair value, then an impairment loss equal to the difference, but not exceeding the total carrying value of goodwill allocated to the reporting unit, would be recorded.
Our annual impairment analysis of goodwill was performed as of April 1, 2023. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2023 (no impairments were recorded for Fiscal 2022 and Fiscal 2021, respectively).
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
Income taxes
We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (Topic 740).
We account for our uncertain tax provisions by using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including the resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not that the position will be sustained on audit. On subsequent recognition and measurement, the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company’s best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We recognize both accrued interest and penalties related to liabilities for income taxes within the “Provision for (recovery of) income taxes” line of our Consolidated Statements of Income.
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
For additional details, please see Note 15 “Income Taxes” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
RESULTS OF OPERATIONS
The following tables provide a detailed analysis of our results of operations and financial condition. For each of the periods indicated below, we present our revenues by product type, revenues by major geography, cost of revenues by product type, total gross margin, total operating margin, gross margin by product type and their corresponding percentage of total revenue.
In addition, we provide Non-GAAP measures for the periods discussed in order to provide additional information to investors that we believe will be useful as this presentation is in line with how our management assesses our Company’s performance. See “Use of Non-GAAP Financial Measures” below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.
The comparability of our operating results for the year ended June 30, 2023 as compared to the year ended June 30, 2022 was impacted by the recent Micro Focus Acquisition. Our total revenues increased by $991.1 million across all of our product types in the year ended June 30, 2023, relative to the year ended June 30, 2022, primarily due to revenue contributions from the Micro Focus Acquisition, offset by unfavorable impact of $132.4 million of foreign exchange rate changes. The Micro Focus Acquisition contributed $976.5 million to our total revenues during the year ended June 30, 2023, of which $629.1 million related to customer support revenues and $219.6 million related to license revenues.
Total cost of revenues increased by $254.4 million in the year ended June 30, 2023, relative to the year ended June 30, 2022, primarily from additional cost of revenues of $279.3 million as a result of the Micro Focus Acquisition.
Total operating expenses increased by $865.2 million in the year ended June 30, 2023, relative to the year ended June 30, 2022, primarily from additional operating expenses of $761.5 million as a result of the Micro Focus Acquisition, of which $550.4 million was related to research and development, sales and marketing, and general and administrative expenses.

Summary of Results of Operations

	Year Ended June 30,
(In thousands)	2023	Change increase (decrease)	2022	Change increase (decrease)	2021
Total Revenues by Product Type:
Cloud services and subscriptions	$1,700,433	$165,416	$1,535,017	$127,572	$1,407,445
Customer support	1,915,020	584,055	1,330,965	(3,097)	1,334,062
License	539,026	180,675	358,351	(26,360)	384,711
Professional service and other	330,501	60,990	269,511	9,614	259,897
Total revenues	4,484,980	991,136	3,493,844	107,729	3,386,115
Total Cost of Revenues	1,316,587	254,386	1,062,201	27,735	1,034,466
Total GAAP-based Gross Profit	3,168,393	736,750	2,431,643	79,994	2,351,649
Total GAAP-based Gross Margin %	70.6%		69.6%		69.4%
Total GAAP-based Operating Expenses	2,652,101	865,231	1,786,870	176,124	1,610,746
Total GAAP-based Income from Operations	$516,292	$(128,481)	$644,773	$(96,130)	$740,903

% Revenues by Product Type:
Cloud services and subscriptions	37.9%		43.9%		41.6%
Customer support	42.7%		38.1%		39.4%
License	12.0%		10.3%		11.3%
Professional service and other	7.4%		7.7%		7.7%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$590,165	$78,452	$511,713	$29,895	$481,818
Customer support	209,705	88,220	121,485	(1,268)	122,753
License	16,645	3,144	13,501	(415)	13,916
Professional service and other	276,888	59,993	216,895	19,712	197,183
Amortization of acquired technology-based intangible assets	223,184	24,577	198,607	(20,189)	218,796
Total cost of revenues	$1,316,587	$254,386	$1,062,201	$27,735	$1,034,466

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	65.3%		66.7%		65.8%
Customer support	89.0%		90.9%		90.8%
License	96.9%		96.2%		96.4%
Professional service and other	16.2%		19.5%		24.1%

Total Revenues by Geography: (1)
Americas (2)	$2,785,003	$597,374	$2,187,629	$118,546	$2,069,083
EMEA (3)	1,310,016	283,815	1,026,201	(5,406)	1,031,607
Asia Pacific (4)	389,961	109,947	280,014	(5,411)	285,425
Total revenues	$4,484,980	$991,136	$3,493,844	$107,729	$3,386,115
% Revenues by Geography:
Americas (2)	62.1%		62.6%		61.1%
EMEA (3)	29.2%		29.4%		30.5%
Asia Pacific (4)	8.7%		8.0%		8.4%

Other Metrics:
GAAP-based gross margin	70.6%		69.6%		69.4%
Non-GAAP-based gross margin (5)	76.1%		75.6%		76.1%
Net income, attributable to OpenText	$150,379		$397,090		$310,672
GAAP-based EPS, diluted	$0.56		$1.46		$1.14
Non-GAAP-based EPS, diluted (5)	$3.29		$3.22		$3.39
Adjusted EBITDA (5)	$1,472,917		$1,264,986		$1,315,033
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
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced B2B integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as PaaS, SaaS, cloud subscriptions and managed services. For the year ended June 30, 2023, our cloud renewal rate, excluding the impact of Carbonite, Zix and Micro Focus was approximately 94%, consistent with the year ended June 30, 2022.
Cost of Cloud services and subscriptions revenues is comprised primarily of third-party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs and some third party royalty costs.

	Year Ended June 30,
(In thousands)	2023	Change increase (decrease)	2022	Change increase (decrease)	2021
Cloud Services and Subscriptions:
Americas	$1,287,731	$131,813	$1,155,918	$107,474	$1,048,444
EMEA	305,293	30,469	274,824	18,625	256,199
Asia Pacific	107,409	3,134	104,275	1,473	102,802
Total Cloud Services and Subscriptions Revenues	1,700,433	165,416	1,535,017	127,572	1,407,445
Cost of Cloud Services and Subscriptions Revenues	590,165	78,452	511,713	29,895	481,818
GAAP-based Cloud Services and Subscriptions Gross Profit	$1,110,268	$86,964	$1,023,304	$97,677	$925,627
GAAP-based Cloud Services and Subscriptions Gross Margin %	65.3%		66.7%		65.8%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	75.7%		75.3%		74.5%
EMEA	18.0%		17.9%		18.2%
Asia Pacific	6.3%		6.8%		7.3%
Cloud services and subscriptions revenues increased by $165.4 million or 10.8% during the year ended June 30, 2023 as compared to the prior fiscal year; up 13.3% after factoring in the unfavorable impact of $38.6 million of foreign exchange rate changes. The increase was primarily driven by organic revenue growth, as well as partially driven by incremental revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $131.8 million, an increase in EMEA of $30.5 million and an increase in Asia Pacific of $3.1 million.
There were 89 cloud services contracts greater than $1.0 million that closed during Fiscal 2023, compared to 98 contracts during Fiscal 2022.
Cost of Cloud services and subscriptions revenues increased by $78.5 million during the year ended June 30, 2023 as compared to the prior fiscal year. This was primarily due to an increase in labour-related costs of $40.0 million and an increase in third-party network usage fees of $37.8 million partially driven by incremental Cloud services and subscriptions cost of revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased to 65% from 67%.
2)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the year ended June 30, 2023, our Customer support renewal rate was approximately 95%, compared to approximately 94% for the year ended June 30, 2022, excluding the impact of Carbonite, Zix and Micro Focus.

Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Year Ended June 30,
(In thousands)	2023	Change increase (decrease)	2022	Change increase (decrease)	2021
Customer Support Revenues:
Americas	$1,081,192	$337,718	$743,474	$(250)	$743,724
EMEA	662,601	186,915	475,686	(5,872)	481,558
Asia Pacific	171,227	59,422	111,805	3,025	108,780
Total Customer Support Revenues	1,915,020	584,055	1,330,965	(3,097)	1,334,062
Cost of Customer Support Revenues	209,705	88,220	121,485	(1,268)	122,753
GAAP-based Customer Support Gross Profit	$1,705,315	$495,835	$1,209,480	$(1,829)	$1,211,309
GAAP-based Customer Support Gross Margin %	89.0%		90.9%		90.8%

% Customer Support Revenues by Geography:
Americas	56.5%		55.9%		55.7%
EMEA	34.6%		35.7%		36.1%
Asia Pacific	8.9%		8.4%		8.2%
Customer support revenues increased by $584.1 million or 43.9% during the year ended June 30, 2023 as compared to the prior fiscal year; up 48.7% after factoring in the unfavorable impact of $63.8 million of foreign exchange rate changes. The increase was primarily driven by incremental Customer support revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $337.7 million, an increase in EMEA of $186.9 million and an increase in Asia Pacific of $59.4 million.
Cost of Customer support revenues increased by $88.2 million during the year ended June 30, 2023 as compared to the prior fiscal year. This was primarily due to an increase in labour-related costs of $82.2 million and an increase in third-party network usage fees of $5.5 million driven by incremental Customer support cost of revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on Customer support revenues decreased to 89% from 91%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Year Ended June 30,
(In thousands)	2023	Change increase (decrease)	2022	Change increase (decrease)	2021
License Revenues:
Americas	$270,809	$107,090	$163,719	$4,189	$159,530
EMEA	199,627	37,892	161,735	(16,768)	178,503
Asia Pacific	68,590	35,693	32,897	(13,781)	46,678
Total License Revenues	539,026	180,675	358,351	(26,360)	384,711
Cost of License Revenues	16,645	3,144	13,501	(415)	13,916
GAAP-based License Gross Profit	$522,381	$177,531	$344,850	$(25,945)	$370,795
GAAP-based License Gross Margin %	96.9%		96.2%		96.4%

% License Revenues by Geography:
Americas	50.2%		45.7%		41.5%
EMEA	37.0%		45.1%		46.4%
Asia Pacific	12.8%		9.2%		12.1%
License revenues increased by $180.7 million or 50.4% during the year ended June 30, 2023 as compared to the prior fiscal year; up 55.0% after factoring in the unfavorable impact of $16.4 million of foreign exchange rate changes. The increase was primarily driven by incremental License revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $107.1 million, an increase in EMEA of $37.9 million and an increase in Asia Pacific of $35.7 million.

During Fiscal 2023, we closed 163 license contracts greater than $0.5 million, of which 71 contracts were greater than $1.0 million, contributing $211.3 million of License revenues. This was compared to 122 license contracts greater than $0.5 million during Fiscal 2022, of which 46 contracts were greater than $1.0 million, contributing $131.7 million of License revenues.
Cost of License revenues increased by $3.1 million during the year ended June 30, 2023 as compared to the prior fiscal year as a result of higher third-party technology costs primarily driven by incremental cost of License revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on License revenues increased to 97% from 96%.
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

	Year Ended June 30,
(In thousands)	2023	Change increase (decrease)	2022	Change increase (decrease)	2021
Professional Service and Other Revenues:
Americas	$145,271	$20,753	$124,518	$7,133	$117,385
EMEA	142,495	28,539	113,956	(1,391)	115,347
Asia Pacific	42,735	11,698	31,037	3,872	27,165
Total Professional Service and Other Revenues	330,501	60,990	269,511	9,614	259,897
Cost of Professional Service and Other Revenues	276,888	59,993	216,895	19,712	197,183
GAAP-based Professional Service and Other Gross Profit	$53,613	$997	$52,616	$(10,098)	$62,714
GAAP-based Professional Service and Other Gross Margin %	16.2%		19.5%		24.1%

% Professional Service and Other Revenues by Geography:
Americas	44.0%		46.2%		45.2%
EMEA	43.1%		42.3%		44.4%
Asia Pacific	12.9%		11.5%		10.4%
Professional service and other revenues increased by $61.0 million or 22.6% during the year ended June 30, 2023 as compared to the prior fiscal year; up 27.7% after factoring in the unfavorable impact of $13.6 million of foreign exchange rate changes. The increase was primarily driven by incremental Professional service and other revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in EMEA of $28.5 million, an increase in Americas of $20.8 million and an increase in Asia Pacific of $11.7 million.
Cost of Professional service and other revenues increased by $60.0 million during the year ended June 30, 2023 as compared to the prior fiscal year. This was primarily due to an increase in labour-related costs of $58.1 million primarily driven by the incremental Professional service and other cost of revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on Professional service and other revenues decreased to 16% from 20%.

Amortization of Acquired Technology-based Intangible Assets

	Year Ended June 30,
(In thousands)	2023	Change increase (decrease)	2022	Change increase (decrease)	2021
Amortization of acquired technology-based intangible assets	$223,184	$24,577	$198,607	$(20,189)	$218,796
Amortization of acquired technology-based intangible assets increased during the year ended June 30, 2023 by $24.6 million as compared to the prior fiscal year. This was due to an increase of $91.2 million relating to amortization of newly acquired technology-based intangible assets from the Micro Focus Acquisition, partly offset by a reduction of $68.8 million related to technology-based intangible assets from previous acquisitions becoming fully amortized.
Operating Expenses

	Year Ended June 30,
(In thousands)	2023	Change increase (decrease)	2022	Change increase (decrease)	2021
Research and development	$680,587	$240,139	$440,448	$19,001	$421,447
Sales and marketing	948,598	271,480	677,118	54,897	622,221
General and administrative	419,590	102,505	317,085	53,564	263,521
Depreciation	107,761	19,520	88,241	2,976	85,265
Amortization of acquired customer-based intangible assets	326,406	109,301	217,105	561	216,544
Special charges (recoveries)	169,159	122,286	46,873	45,125	1,748
Total operating expenses	$2,652,101	$865,231	$1,786,870	$176,124	$1,610,746

% of Total Revenues:
Research and development	15.2%		12.6%		12.4%
Sales and marketing	21.2%		19.4%		18.4%
General and administrative	9.4%		9.1%		7.8%
Depreciation	2.4%		2.5%		2.5%
Amortization of acquired customer-based intangible assets	7.3%		6.2%		6.4%
Special charges (recoveries)	3.8%		1.3%		0.1%
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

	Change between Fiscal Years increase (decrease)
(In thousands)	2023 and 2022	2022 and 2021
Payroll and payroll-related benefits	$152,915	$17,070
Contract labour and consulting	14,660	2,576
Share-based compensation	21,964	7,263
Travel and communication	1,363	294
Facilities	45,791	(9,053)
Other miscellaneous	3,446	851
Total change in research and development expenses	$240,139	$19,001
Research and development expenses increased by $240.1 million during the year ended June 30, 2023 as compared to the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $152.9 million, facility-related expenses increased by $45.8 million, share-based compensation expense increased by $22.0 million and contract labour and consulting increased by $14.7 million. Overall, our research and development expenses, as a percentage of total revenues, increased to 15% compared to the prior fiscal year at 13%.
Our research and development labour resources increased by 3,953 employees, from 4,326 employees at June 30, 2022 to 8,279 employees at June 30, 2023.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Fiscal Years increase (decrease)
(In thousands)	2023 and 2022	2022 and 2021
Payroll and payroll-related benefits	$136,300	$38,613
Commissions	38,142	6,993
Contract labour and consulting	7,670	2
Share-based compensation	19,081	4,316
Travel and communication	13,347	3,806
Marketing expenses	29,076	9,579
Facilities	23,168	(3,991)
Credit loss expense (recovery)	(94)	(9,045)
Other miscellaneous	4,790	4,624
Total change in sales and marketing expenses	$271,480	$54,897
Sales and marketing expenses increased by $271.5 million during the year ended June 30, 2023 as compared to the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $136.3 million, commissions increased by $38.1 million, marketing expenses increased by $29.1 million, facility-related expenses increased by $23.2 million, share-based compensation expense increased by $19.1 million and travel and communication expenses increased by $13.3 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 21% compared to the prior fiscal year at 19%.
Our sales and marketing labour resources increased by 2,105 employees, from 2,710 employees at June 30, 2022 to 4,815 employees at June 30, 2023.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Fiscal Years increase (decrease)
(In thousands)	2023 and 2022	2022 and 2021
Payroll and payroll-related benefits	50,695	$47,831
Contract labour and consulting	15,827	5,294
Share-based compensation	9,856	2,478
Travel and communication	9,106	5,827
Facilities	3,393	322
Other miscellaneous	13,628	(8,188)
Total change in general and administrative expenses	$102,505	$53,564
General and administrative expenses increased by $102.5 million during the year ended June 30, 2023 as compared to the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $50.7 million, contract labour and consulting increased by $15.8 million, other miscellaneous costs, which include professional fees such as legal, audit, and tax related expenses increased by $13.6 million, share-based compensation expense increased by $9.9 million and travel and communication expenses increased by $9.1 million. Overall, general and administrative expenses, as a percentage of total revenues, remained stable at 9% in both fiscal years.
Our general and administrative labour resources increased by 1,425 employees, from 1,971 employees at June 30, 2022 to 3,396 employees at June 30, 2023, primarily as a result of the Micro Focus Acquisition.

Depreciation expenses:

	Year Ended June 30,
(In thousands)	2023	Change increase (decrease)	2022	Change increase (decrease)	2021
Depreciation	$107,761	$19,520	$88,241	$2,976	$85,265
Depreciation expenses increased during the year ended June 30, 2023 by $19.5 million compared to the prior fiscal year, primarily as a result of the Micro Focus Acquisition.
Depreciation expenses as a percentage of total revenue remained stable for the year ended June 30, 2023 at 2% compared to the prior fiscal year.
Amortization of acquired customer-based intangible assets:

	Year Ended June 30,
(In thousands)	2023	Change increase (decrease)	2022	Change increase (decrease)	2021
Amortization of acquired customer-based intangible assets	$326,406	$109,301	$217,105	$561	$216,544
Amortization of acquired customer-based intangible assets increased during the year ended June 30, 2023 by $109.3 million as compared to the prior fiscal year. This was due to an increase of $111.2 million relating to amortization of newly acquired customer-based intangible assets from the Micro Focus Acquisition, partly offset by a reduction of $9.8 million related to customer-based intangible assets from previous acquisitions becoming fully amortized.
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

	Year Ended June 30,
(In thousands)	2023	Change increase (decrease)	2022	Change increase (decrease)	2021
Special charges (recoveries)	$169,159	$122,286	$46,873	$45,125	$1,748
Special charges (recoveries) increased by $122.3 million during the year ended June 30, 2023 as compared to the prior fiscal year. Restructuring activities increased by $55.5 million driven by the Micro Focus Restructuring Plan, acquisition related costs increased by $42.1 million primarily due to the Micro Focus Acquisition and other miscellaneous charges increased by $24.7 million, primarily driven by severance charges related to the Micro Focus Acquisition.
For more details on Special charges (recoveries), see Note 18 “Special Charges (Recoveries)” to our Consolidated Financial Statements.

Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Year Ended June 30,
(In thousands)	2023	Change increase (decrease)	2022	Change increase (decrease)	2021
Foreign exchange gains (losses) (1)	$56,599	$59,269	$(2,670)	$(1,397)	$(1,273)
Unrealized losses on derivatives not designated as hedges (2)	(128,841)	(128,841)	—	—	—
Realized gains on derivatives not designated as hedges (3)	137,471	137,471	—	—	—
OpenText share in net income (loss) of equity investees (4)	(23,077)	(81,779)	58,702	(4,195)	62,897
Loss on debt extinguishment (5)(6)	(8,152)	19,261	(27,413)	(27,413)	—
Other miscellaneous income (expense)	469	(30)	499	689	(190)
Total other income (expense), net	$34,469	$5,351	$29,118	$(32,316)	$61,434
__________________________
(1)The year ended June 30, 2023 includes a foreign exchange gain of $36.6 million resulting from the delayed payment of a portion of the purchase consideration, settled on February 9, 2023, related to the Micro Focus Acquisition (see Note 19 “Acquisitions” to our Consolidated Financial Statements for more details).
(2)Represents the unrealized losses on our derivatives not designated as hedges related to the financing of the Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements for more details).
(3)Represents the realized gains on our derivatives not designated as hedges related to the financing of the Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements for more details).
(4)Represents our share in net income (loss) of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see Note 9 “Prepaid Expenses and Other Assets” to our Consolidated Financial Statements for more details).
(5)On December 1, 2022, we amended the Acquisition Term Loan and Bridge Loan to reallocate commitments under the Bridge Loan to the Acquisition Term Loan and terminated all remaining commitments under the Bridge Loan which resulted in a loss on debt extinguishment related to unamortized debt issuance costs (see Note 11 “Long-Term Debt” to our Consolidated Financial Statements for more details).
(6)On December 9, 2021, we redeemed the Senior Notes 2026 in full, which resulted in a loss on debt extinguishment of $27.4 million. Of this, $25.0 million related to the early termination call premium, $6.2 million related to unamortized debt issuance costs and ($3.8) million related to unamortized premium (see Note 11 “Long-Term Debt” to our Consolidated Financial Statements for more details).
Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Year Ended June 30,
(In thousands)	2023	Change increase (decrease)	2022	Change increase (decrease)	2021
Interest expense related to total outstanding debt (1)	$363,632	$212,063	$151,569	$5,923	$145,646
Interest income	(53,486)	(48,849)	(4,637)	(781)	(3,856)
Other miscellaneous expense (2)	19,282	8,334	10,948	1,171	9,777
Total interest and other related expense, net	$329,428	$171,548	$157,880	$6,313	$151,567
__________________________
(1)For more details see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
(2)Other miscellaneous expense primarily consists of the amortization of debt discount and the debt issuance costs. For more details see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
Provision for (recovery of) Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Year Ended June 30,
(In thousands)	2023	Change increase (decrease)	2022	Change increase (decrease)	2021
Provision for (recovery of) income taxes	$70,767	$(47,985)	$118,752	$(221,154)	$339,906
The effective tax rate increased to a provision of 32.0% for the year ended June 30, 2023, compared to a provision of 23.0% for the year ended June 30, 2022. Tax expense decreased from $118.8 million during the year ended June 30, 2022 to $70.8 million during the year ended June 30, 2023. The increase in the effective tax rate was driven by increases in withholding taxes, changes in valuation allowance, permanent differences related to foreign source income inclusions, and the impact of internal reorganizations, partially offset by lower pretax income, tax credits and permanent adjustments related to the preferential tax treatment of the mark-to-market gains on derivatives. The tax rate for the year ended June 30, 2022 varied from the statutory rate due favorable permanent adjustments related to excess share-based compensation deductions, tax credits, and the reduction in the accrual on unremitted foreign earnings, partially offset by the impact of internal reorganizations and an increase in unrecognized tax benefits.
Beginning July 1, 2022, as a result of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), our research and development expenditures are now being capitalized and amortized. For fiscal year 2023, the new regulations resulted in incremental cash tax payments of approximately $68 million. The actual impact on future cash flows from operations will primarily depend on if or when this legislation is deferred, modified, or repealed by the U.S. Congress and the amount of R&D expenditures paid or incurred in those respective years. We estimate the largest potential impact will be related to Fiscal 2023 cash flows from operations and that the impact in future years should gradually decrease over the respective amortization periods.
The Inflation Reduction Act and Creating Helpful Incentives to Produce Semiconductors (CHIPS) and Science Act (the Inflation Reduction Act) were signed into law in August 2022. The Inflation Reduction Act introduced new provisions, including a 15% corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion of adjusted financial statement income over a consecutive three-tax-year period. The corporate minimum tax will be effective for Fiscal 2024. We are currently evaluating the applicability and the effect of the new law to our financial results.
For information on certain potential tax contingencies, including the Canada Revenue Agency (CRA) matter, see Note 14 “Guarantees and Contingencies” and Note 15 “Income Taxes” to our Consolidated Financial Statements. Please also see Part I, Item 1A, “Risk Factors” within this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of June 30, 2023	Change increase (decrease)	As of June 30, 2022	Change increase (decrease)	As of June 30, 2021
Cash and cash equivalents	$1,231,625	$(462,116)	$1,693,741	$86,435	$1,607,306
Restricted cash (1)	2,327	157	2,170	(324)	2,494
Total cash, cash equivalents and restricted cash	$1,233,952	$(461,959)	$1,695,911	$86,111	$1,609,800
__________________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Consolidated Balance Sheets (see Note 9 “Prepaid Expenses and Other Assets” to our Consolidated Financial Statements for more details).

	Year Ended June 30,
(In thousands)	2023	Change	2022	Change	2021
Cash provided by operating activities	$779,205	$(202,605)	$981,810	$105,690	$876,120
Cash used in investing activities	$(5,651,420)	$(4,680,461)	$(970,959)	$(902,189)	$(68,770)
Cash provided by (used in) financing activities	$4,403,053	$4,264,597	$138,456	$1,063,003	$(924,547)
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
As of June 30, 2023, we have recognized a provision of $28.3 million (June 30, 2022—$15.1 million) in respect of deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities decreased by $202.6 million during the year ended June 30, 2023, as compared to the same period in the prior fiscal year due to a decrease in net changes from working capital of $255.8 million, partially offset by an increase in net income after the impact of non-cash items of $53.2 million.
During the fourth quarter of Fiscal 2023 we had a days sales outstanding (DSO) of 41 days, compared to our DSO of 43 days during the fourth quarter of Fiscal 2022. The per day impact of our DSO in the fourth quarter of Fiscal 2023 and Fiscal 2022 on our cash flows was $16.6 million and $10.0 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $4.68 billion during the year ended June 30, 2023, as compared to the same period in the prior fiscal year primarily due to consideration paid for acquisitions during Fiscal 2023, which includes cash paid for the Micro Focus Acquisition of $5.658 billion, as compared to the cash paid during Fiscal 2022 for the acquisition of Zix of $856.2 million and the acquisition of Bricata Inc. of $17.8 million.

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
Cash flows provided by financing activities increased by $4.265 billion during the year ended June 30, 2023 as compared to the same period in the prior fiscal year. This is primarily due to the net impact of the following activities:
(i)$3.427 billion increase in proceeds from the issuance of long-term debt and draw down on the Revolver;
(ii)$657.1 million decrease in repayments of long-term debt and Revolver;
(iii)$266.7 million related to less cash used in the repurchases of Common Shares and treasury stock; and
(iv)$25.0 million relating to early call termination premium upon redemption of Senior Notes 2026 in Fiscal 2022 that did not occur in Fiscal 2023.
The increases in cash flows provided by financing activities above were partially offset by the following decreases:
(i)$60.7 million increase in debt issuance costs;
(ii)$27.9 million related to lower proceeds from the issuance of Common Shares for the exercise of options and the OpenText ESPP; and
(iii)$21.9 million related to higher cash dividends paid to shareholders.
Cash Dividends
During the year ended June 30, 2023, we declared and paid cash dividends of $0.9720 per Common Share in the aggregate amount of $259.5 million (year ended June 30, 2022 and 2021—$0.8836 and $0.7770 per Common Share, respectively, in the aggregate amount of $237.7 million and $210.7 million, respectively).
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
The 2030 Indenture contains covenants that limit the Company, OTHI and certain of the Company’s subsidiaries’ ability to, among other things: (i) create certain liens and enter into sale and lease-back transactions; (ii) in the case of our non-guarantor subsidiaries, create, assume, incur or guarantee additional indebtedness of the Company, OTHI or the guarantors without such subsidiary becoming a subsidiary guarantor of Senior Notes 2030; and (iii) consolidate, amalgamate or merge with, or convey, transfer, lease or otherwise dispose of its property and assets substantially as an entirety to, another person. These covenants are subject to a number of important limitations and exceptions as set forth in the 2030 Indenture. The 2030 Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding Senior Notes 2030 to be due and payable immediately.
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
We may redeem all or a portion of the Senior Secured Notes 2027 at any time prior to November 1, 2027 at a redemption price equal to the greater of (a) 100% of the principal amount of the Senior Secured Notes 2027 to be redeemed and (b) the net present value of the remaining scheduled payments of principal and interest thereon discounted to the Par Call Date less interest accrued to the date of redemption, plus accrued and unpaid interest to, but excluding, the redemption date. On or after the Par Call Date (as defined in the 2027 Indenture), the Company may redeem the Senior Secured Notes 2027, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes 2027 being redeemed plus accrued and unpaid interest thereon to the redemption date.
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
Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver, the Acquisition Term Loan and Senior Secured Notes 2027. Term Loan B has a seven-year term, maturing in

May 2025. On June 6, 2023, we amended the Term Loan B to replace the LIBOR benchmark rate applicable to borrowings under Term Loan B with a SOFR benchmark rate.
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the SOFR benchmark rate for the interest period relevant to such borrowing or (2) an alternate base rate (ABR). The applicable margin for borrowings under Term Loan B is 1.75%, with respect to SOFR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus SOFR (subject to a 0.00% floor). As of June 30, 2023, the outstanding balance on the Term Loan B bears an interest rate of 6.90%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4.00:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2023, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.49:1.00.
For further details relating to our debt, please see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B, the Acquisition Term Loan and Senior Secured Notes 2027. The Revolver has no fixed repayment date prior to the end of the term. On June 6, 2023, we amended the Revolver to replace the LIBOR benchmark rate applicable to borrowings with a SOFR benchmark rate. Borrowings under the Revolver currently bear interest per annum at a floating rate of interest equal to Term SOFR plus the SOFR Adjustment (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%.
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4.00:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges.
As of June 30, 2023, we had $275 million outstanding balance under the Revolver (June 30, 2022—nil). For the year ended June 30, 2023, we recorded interest expense of $10.1 million relating to the Revolver (June 30, 2022—nil). In July 2023, the Company subsequently repaid $175 million drawn under the Revolver.
For further details relating to our debt, please see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
Acquisition Term Loan
On December 1, 2022, we amended our first lien term loan facility (the Acquisition Term Loan), dated as of August 25, 2022, to increase the aggregate commitments under the senior secured delayed-draw term loan facility from an aggregate principal amount of $2.585 billion to an aggregate principal amount of $3.585 billion. During the third quarter of Fiscal 2023, the Company drew down $3.585 billion, net of original issuance discount of 3% and other fees, of which the net proceeds were used to fund the Micro Focus Acquisition (see Note 19 “Acquisitions” to our Consolidated Financial Statements for more details).
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR plus the SOFR Adjustment (as defined in the Acquisition Term Loan) and applicable margin of 3.50%. As of June 30, 2023, the outstanding balance on the Acquisition Term Loan bears an interest rate of 8.75%. As of June 30, 2023, the Acquisition Term Loan bears an effective interest rate of 9.85%. The effective interest rate includes interest expense of $125.7 million and amortization of debt discount and issuance costs of $9.3 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions.

Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of June 30, 2023, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.49:1.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver, Term Loan B and the Senior Secured Notes 2027.
For the year ended June 30, 2023, we recorded interest expense of $125.7 million, relating to the Acquisition Term Loan (year ended June 30, 2022— nil).
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
Bridge Loan
On August 25, 2022, we entered into a bridge loan agreement (Bridge Loan) which provided for commitments of up to $2.0 billion to finance a portion of the repayment of Micro Focus’ existing debt. On December 1, 2022, we entered into an amendment to the Bridge Loan that reallocated commitments under the Bridge Loan to the Acquisition Term Loan. In connection with the amendment to the Bridge Loan and the receipt of proceeds from the issuance of the Senior Secured Notes 2027, all remaining commitments under the Bridge Loan were reduced to zero and the Bridge Loan was terminated, which resulted in a loss on debt extinguishment of $8.2 million relating to unamortized debt issuance costs (see Note 22 “Other Income (Expense), Net” to our Consolidated Financial Statements for more details).
As of June 30, 2023, we had no borrowings under the Bridge Loan. For the year ended June 30, 2023, we did not record any interest expense relating to the Bridge Loan.
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

The Fiscal 2021 Repurchase Plan was effected in accordance with Rule 10b-18. Purchases made under the Fiscal 2021 Repurchase Plan were subject to a limit of 13,618,774 shares (representing 5% of the Company’s issued and outstanding Common Shares as of November 4, 2020). All Common Shares purchased by us pursuant to the Fiscal 2021 Repurchase Plan were cancelled.
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
During the year ended June 30, 2023, we did not repurchase and cancel any Common Shares (year ended June 30, 2022 and 2021— 3,809,559 and 2,500,000 Common Shares for $177.0 million and $119.1 million, respectively).
Normal Course Issuer Bid
The Company established the Fiscal 2021 NCIB in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2021 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2021 NCIB pursuant to which the Company was authorized to purchase Common Shares over the TSX for the period commencing November 12, 2020 until November 11, 2021 in accordance with the TSX’s normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that could be purchased in this period was 13,618,774 (representing 5% of the Company’s issued and outstanding Common Shares as of November 4, 2020), and the maximum number of Common Shares that could be purchased on a single day was 143,424 Common Shares, which was 25% of 573,699 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31, 2020), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18.
The Company renewed the NCIB in Fiscal 2022 in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2022 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2022 NCIB pursuant to which the Company was authorized to purchase Common Shares over the TSX for the period commencing November 12, 2021 until November 11, 2022 in accordance with the TSX’s normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that could be purchased in this period was 13,638,008 (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021), and the maximum number of Common Shares that could be purchased on a single day was 112,590 Common Shares, which is 25% of 450,361 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31, 2021), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18.

Pensions
As of June 30, 2023, our total unfunded pension plan obligations were $130.82 million, of which $4.50 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Anticipated pension payments under our defined benefit plans for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2024	$13,115
2025	13,221
2026	14,258
2027	16,146
2028	17,745
2029 to 2033	102,196
Total	$176,681
For a detailed discussion on pensions, see Note 12 “Pension Plans and Other Post Retirement Benefits” to our Consolidated Financial Statements.
Commitments and Contractual Obligations
As of June 30, 2023, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2023 - June 30, 2024	July 1, 2024 - June 30, 2026	July 1, 2026 - June 30, 2028	July 1, 2028 and beyond
Long-term debt obligations (1)	$12,424,286	$648,414	$2,373,260	$2,948,038	$6,454,574
Operating lease obligations (2)	411,394	105,685	144,062	90,267	71,380
Finance lease obligations (3)	11,482	5,712	5,311	459	—
Purchase obligations for contracts not accounted for as lease obligations	176,440	52,588	108,346	15,506	—
	$13,023,602	$812,399	$2,630,979	$3,054,270	$6,525,954
________________________________________
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
(3)Represents the undiscounted future minimum lease payments under our financing leases liabilities and excludes sublease income expected to be received under our various sublease agreements with third parties. Please see Note 6 “Leases” to our Consolidated Financial Statements for more details.
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the CRA has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2023, in connection with the CRA’s reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $76 million. As of June 30, 2023, we have provisionally paid approximately $33 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on the Consolidated Balance Sheets as of June 30, 2023.
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
The CRA has audited Fiscal 2017 and Fiscal 2018 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 and Fiscal 2018 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 and Fiscal 2018 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017 and Fiscal 2018 on a basis consistent with its proposal to reduce the available depreciable basis of these assets in Canada. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017 and on March 15, 2023, we filed our notice of objection regarding the reassessment in respect of Fiscal 2018. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and Fiscal 2018 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 and Fiscal 2018 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2024 while the matter is in dispute.
We will continue to vigorously contest the adjustments to our taxable income and any penalty and interest assessments, as well as any reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Annual Report on Form 10-K, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Consolidated Financial Statements. The CRA is auditing Fiscal 2019, and may reassess Fiscal 2019 on a similar basis as Fiscal 2017 and Fiscal 2018. The CRA is also in preliminary stages of auditing Fiscal 2020.
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS) (the Luna Complaint). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the Securities Actions). On November 21, 2019, the district court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. On October 22, 2020, the district court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit. On December 21, 2021, the United States Court of Appeals for the First Circuit issued a decision reversing and remanding the Securities Actions to the district court for further proceedings. The parties have completed discovery and defendants have filed a motion for summary judgment. The defendants remain confident in their position, believe the Securities Actions are without merit, and will continue to vigorously defend the matter.
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
Other Matters
Please also see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for Fiscal 2023, as well as Note 15 “Income Taxes” to the Consolidated Financial Statements included in this Annual Report on Form 10-K related to certain historical matters arising prior to the Micro Focus Acquisition.

Off-Balance Sheet Arrangements
We do not enter into off-balance sheet financing as a matter of practice, except for guarantees relating to taxes and letters of credit on behalf of parties with whom we conduct business.

Use of Non-GAAP Financial Measures
In addition to reporting financial results in accordance with U.S. GAAP, the Company provides certain financial measures that are not in accordance with U.S. GAAP (Non-GAAP). These Non-GAAP financial measures have certain limitations in that they do not have a standardized meaning and thus the Company’s definition may be different from similar Non-GAAP financial measures used by other companies and/or analysts and may differ from period to period. Thus, it may be more difficult to compare the Company’s financial performance to that of other companies. However, the Company’s management compensates for these limitations by providing the relevant disclosure of the items excluded in the calculation of these Non-GAAP financial measures both in its reconciliation to the U.S. GAAP financial measures and its Consolidated Financial Statements, all of which should be considered when evaluating the Company’s results.
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
The Company’s management believes that the presentation of the above defined Non-GAAP financial measures provides useful information to investors because they portray the financial results of the Company before the impact of certain non-operational charges. The use of the term “non-operational charge” is defined for this purpose as an expense that does not impact the ongoing operating decisions taken by the Company’s management. These items are excluded based upon the way the Company’s management evaluates the performance of the Company’s business for use in the Company’s internal reports and are not excluded in the sense that they may be used under U.S. GAAP.
The Company does not acquire businesses on a predictable cycle, and therefore believes that the presentation of Non-GAAP measures, which in certain cases adjust for the impact of amortization of intangible assets and the related tax effects that are primarily related to acquisitions, will provide readers of financial statements with a more consistent basis for comparison across accounting periods and be more useful in helping readers understand the Company’s operating results and underlying operational trends. Additionally, the Company has engaged in various restructuring activities over the past several years, primarily due to acquisitions and most recently in response to our return to office planning, that have resulted in costs associated with reductions in headcount, consolidation of leased facilities and related costs, all which are recorded under the Company’s “Special charges (recoveries)” caption on the Consolidated Statements of Income. Each restructuring activity is a discrete event based on a unique set of business objectives or circumstances, and each differs in terms of its operational implementation, business impact and scope, and the size of each restructuring plan can vary significantly from period to period. Therefore, the Company believes that the exclusion of these special charges (recoveries) will also better aid readers of financial statements in the understanding and comparability of the Company’s operating results and underlying operational trends.
In summary, the Company believes the provision of supplemental Non-GAAP measures allow investors to evaluate the operational and financial performance of the Company’s core business using the same evaluation measures that management uses, and is therefore a useful indication of OpenText’s performance or expected performance of future operations and facilitates period-to-period comparison of operating performance (although prior performance is not necessarily indicative of future performance). As a result, the Company considers it appropriate and reasonable to provide, in addition to U.S. GAAP measures, supplementary Non-GAAP financial measures that exclude certain items from the presentation of its financial results.
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented. The Micro Focus Acquisition significantly impacts period-over-period comparability.

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2023
(In thousands, except for per share data)

	Year Ended June 30, 2023
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$590,165		$(10,664)	(1)	$579,501
Customer support	209,705		(3,627)	(1)	206,078
Professional service and other	276,888		(6,998)	(1)	269,890
Amortization of acquired technology-based intangible assets	223,184		(223,184)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	3,168,393	70.6%	244,473	(3)	3,412,866	76.1%
Operating expenses
Research and development	680,587		(39,065)	(1)	641,522
Sales and marketing	948,598		(41,710)	(1)	906,888
General and administrative	419,590		(28,238)	(1)	391,352
Amortization of acquired customer-based intangible assets	326,406		(326,406)	(2)	—
Special charges (recoveries)	169,159		(169,159)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	516,292		849,051	(5)	1,365,343
Other income (expense), net	34,469		(34,469)	(6)	—
Provision for income taxes	70,767		74,261	(7)	145,028
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	150,379		740,321	(8)	890,700
GAAP-based EPS / Non-GAAP-based EPS-diluted, attributable to OpenText	$0.56		$2.73	(8)	$3.29
__________________________
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
(6)Adjustment relates to the exclusion of other income (expense) from our Non-GAAP-based operating expenses as other income (expense) generally relates to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results. Other income (expense) also includes our share of income (losses) from our holdings in investments as a limited partner. We do not actively trade equity securities in these privately held companies nor do we plan our ongoing operations based around any anticipated fundings or distributions from these investments. We exclude gains and losses on these investments as we do not believe they are reflective of our ongoing business and operating results. Other income (expense) also includes unrealized and realized gains (losses) on our derivatives which are not designated as hedges. We exclude gains and losses on these derivatives as we do not believe they are reflective of our ongoing business and operating results.
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

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2023
		Per share diluted
GAAP-based net income, attributable to OpenText	$150,379	$0.56
Add:
Amortization	549,590	2.03
Share-based compensation	130,302	0.48
Special charges (recoveries)	169,159	0.63
Other (income) expense, net	(34,469)	(0.13)
GAAP-based provision for income taxes	70,767	0.26
Non-GAAP-based recovery of income taxes	(145,028)	(0.54)
Non-GAAP-based net income, attributable to OpenText	$890,700	$3.29
Reconciliation of Adjusted EBITDA

Year Ended June 30, 2023
GAAP-based net income, attributable to OpenText	$150,379
Add:
Provision for income taxes	70,767
Interest and other related expense, net	329,428
Amortization of acquired technology-based intangible assets	223,184
Amortization of acquired customer-based intangible assets	326,406
Depreciation	107,761
Share-based compensation	130,302
Special charges (recoveries)	169,159
Other (income) expense, net	(34,469)
Adjusted EBITDA	$1,472,917

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
__________________________
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

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2022
		Per share diluted
GAAP-based net income, attributable to OpenText	$397,090	$1.46
Add:
Amortization	415,712	1.52
Share-based compensation	69,556	0.26
Special charges (recoveries)	46,873	0.17
Other (income) expense, net	(29,118)	(0.11)
GAAP-based provision for income taxes	118,752	0.44
Non-GAAP-based recovery of income taxes	(142,665)	(0.52)
Non-GAAP-based net income, attributable to OpenText	$876,200	$3.22
Reconciliation of Adjusted EBITDA

Year Ended June 30, 2022
GAAP-based net income, attributable to OpenText	$397,090
Add:
Provision for income taxes	118,752
Interest and other related expense, net	157,880
Amortization of acquired technology-based intangible assets	198,607
Amortization of acquired customer-based intangible assets	217,105
Depreciation	88,241
Share-based compensation	69,556
Special charges (recoveries)	46,873
Other (income) expense, net	(29,118)
Adjusted EBITDA	$1,264,986

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2021
(In thousands, except for per share data)

	Year Ended June 30, 2021
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$481,818		$(3,419)	(1)	$478,399
Customer support	122,753		(1,910)	(1)	120,843
Professional service and other	197,183		(2,565)	(1)	194,618
Amortization of acquired technology-based intangible assets	218,796		(218,796)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	2,351,649	69.4%	226,690	(3)	2,578,339	76.1%
Operating expenses
Research and development	421,447		(9,859)	(1)	411,588
Sales and marketing	622,221		(18,312)	(1)	603,909
General and administrative	263,521		(15,904)	(1)	247,617
Amortization of acquired customer-based intangible assets	216,544		(216,544)	(2)	—
Special charges (recoveries)	1,748		(1,748)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	740,903		489,057	(5)	1,229,960
Other income (expense), net	61,434		(61,434)	(6)	—
Provision for income taxes	339,906		(188,931)	(7)	150,975
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	310,672		616,554	(8)	927,226
GAAP-based EPS/ Non-GAAP-based EPS-diluted, attributable to OpenText	$1.14		$2.25	(8)	$3.39
__________________________
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

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2021
		Per share diluted
GAAP-based net income, attributable to OpenText	$310,672	$1.14
Add:
Amortization	435,340	1.59
Share-based compensation	51,969	0.19
Special charges (recoveries)	1,748	0.01
Other (income) expense, net	(61,434)	(0.22)
GAAP-based provision for income taxes	339,906	1.23
Non-GAAP-based recovery of income taxes	(150,975)	(0.55)
Non-GAAP-based net income, attributable to OpenText	$927,226	$3.39
Reconciliation of Adjusted EBITDA

Year Ended June 30, 2021
GAAP-based net income, attributable to OpenText	$310,672
Add:
Provision for income taxes	339,906
Interest and other related expense, net	151,567
Amortization of acquired technology-based intangible assets	218,796
Amortization of acquired customer-based intangible assets	216,544
Depreciation	85,265
Share-based compensation	51,969
Special charges (recoveries)	1,748
Other (income) expense, net	(61,434)
Adjusted EBITDA	$1,315,033
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks associated with fluctuations in interest rates on our term loans, revolving loans and foreign currency exchange rates.
Interest rate risk
Our exposure to interest rate fluctuations relates primarily to our Term Loan B, Revolver and Acquisition Term Loan.
As of June 30, 2023, we had an outstanding balance of $947.5 million on the Term Loan B. Borrowings under the Term Loan B currently bear a floating rate of interest equal to Term SOFR plus the SOFR Adjustment (as defined in the Term Loan B) and applicable margin of 1.75%. As of June 30, 2023, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.5 million, assuming that the loan balance as of June 30, 2023 is outstanding for the entire period (June 30, 2022—$9.6 million).
As of June 30, 2023, we had an outstanding balance of $275 million under the Revolver. Borrowings under the Revolver currently bear interest per annum at a floating rate of interest equal to Term SOFR plus the SOFR Adjustment (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of June 30, 2023, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on the Revolver by approximately $2.8 million, assuming the loan balance as of June 30, 2023 is outstanding for the entire period (June 30, 2022—nil).

As of June 30, 2023, we had an outstanding balance of $3.6 billion under the Acquisition Term Loan. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR plus the SOFR Adjustment (as defined in the Acquisition Term Loan) and applicable margin of 3.50%. As of June 30, 2023, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on the Acquisition Term Loan by approximately $35.7 million, assuming that the loan balance as of June 30, 2023 is outstanding for the entire period (June 30, 2022—nil).
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
Based on the CAD foreign exchange forward contracts outstanding as of June 30, 2023, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark-to-market valuation on our existing foreign exchange forward contracts (June 30, 2022—$0.5 million).
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
Based on the 5-year EUR/USD cross currency swaps outstanding as of June 30, 2023, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.3 million in the mark-to-market valuation on our existing cross currency swap (June 30, 2022—nil).
Based on the 7-year EUR/USD cross currency swaps outstanding as of June 30, 2023, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.8 million in the mark-to-market valuation on our existing cross currency swaps (June 30, 2022—nil).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of June 30, 2023 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at June 30, 2023	U.S. Dollar Equivalent at June 30, 2022
Euro	$200,282	$254,546
British Pound	69,108	44,020
Indian Rupee	57,199	38,247
Swiss Franc	53,122	48,674
Other foreign currencies	218,663	103,453
Total cash and cash equivalents denominated in foreign currencies	598,374	488,940
U.S. Dollar	633,251	1,204,801
Total cash and cash equivalents	$1,231,625	$1,693,741
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $59.8 million (June 30, 2022—$48.9 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk.”
Item 8. Financial Statements and Supplementary Data
The response to this Item 8 is submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed our ICFR as of June 30, 2023, the end of our most recent fiscal year. In making our assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our management has excluded the ICFR of Micro Focus, which we acquired on January 31, 2023 as discussed in Note 19 “Acquisitions” to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Total revenues subject to Micro Focus’ ICFR represented 21.8% of our consolidated total revenues for the fiscal year ended June 30, 2023. Total assets subject to Micro Focus’ ICFR represented 47.6% of our consolidated total assets as of June 30, 2023 (of which $6.8 billion, or 39.6% of our consolidated total assets, represents Micro Focus’ goodwill and net intangible assets subject to our internal control over financial reporting as of June 30, 2023). Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of ICFR for a period of up to one year following an acquisition while integrating the acquired company.
Based on the results of our evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our ICFR was effective as of June 30, 2023. The results of our management’s assessment were reviewed with our Audit Committee and the conclusion that our ICFR was effective as of June 30, 2023 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.
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
(D) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that, except as noted above with respect to the acquisition of Micro Focus, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth certain information as to our directors and executive officers as of August 3, 2023.

Name	Age	Office and Position Currently Held With Company
Mark J. Barrenechea	58	Vice Chair, Chief Executive Officer and Chief Technology Officer, Director
Madhu Ranganathan	59	Executive Vice President, Chief Financial Officer
Michael Acedo	42	Executive Vice President, Chief Legal Officer & Corporate Secretary
Cosmin Balota	49	Senior Vice President, Chief Accounting Officer
Prentiss Donohue	53	Executive Vice President, Cybersecurity Sales
Paul Duggan	48	Executive Vice President, Chief Customer Officer
Simon Harrison	53	Executive Vice President, Enterprise Sales
Muhi Majzoub	63	Executive Vice President, Chief Product Officer
James McGourlay	54	Executive Vice President, International Sales
Renee McKenzie	48	Executive Vice President, Chief Information Officer
Sandy Ono	41	Executive Vice President, Chief Marketing Officer
Douglas M. Parker	52	Executive Vice President, Corporate Development
Paul Rodgers	60	Executive Vice President, Sales Operations
Brian Sweeney	59	Executive Vice President, Chief Human Resources Officer
P. Thomas Jenkins	63	Chairman of the Board
Randy Fowlie (2)(3)	63	Director
Major General David Fraser (3)	66	Director
Gail E. Hamilton (1)	73	Director
Robert Hau (2)	57	Director
Ann M. Powell (1)	57	Director
Stephen J. Sadler	72	Director
Michael Slaunwhite (1)(3)	62	Director
Katharine B. Stevenson (2)	61	Director
Deborah Weinstein (1)(3)	63	Director
_______________________________
(1)Member of the Compensation Committee.
(2)Member of the Audit Committee.
(3)Member of the Corporate Governance and Nominating Committee.
Mark J. Barrenechea
Mr. Barrenechea joined OpenText in January 2012 as the President and Chief Executive Officer. In January 2016, Mr. Barrenechea took on the role of Chief Technology Officer, while remaining the Company’s Chief Executive Officer. In September 2017, Mr. Barrenechea was appointed Vice Chair, in addition to remaining the Chief Executive Officer and Chief Technology Officer. Before joining OpenText, Mr. Barrenechea was President and Chief Executive Officer of Silicon Graphics International Corporation (SGI), where he also served as a member of the Board. During Mr. Barrenechea’s tenure at SGI, he led strategy and execution, which included transformative acquisition of assets, as well as penetrating diverse new markets and geographic regions. Mr. Barrenechea also served as a director of SGI from 2006 to 2012. Prior to SGI, Mr. Barrenechea served as Executive Vice President and CTO for CA, Inc. (CA), (formerly Computer Associates International, Inc.) from 2003 to 2006 and was a member of the executive management team. Before going to CA, Mr. Barrenechea was the Senior Vice President of Applications Development at Oracle Corporation from 1997 to 2003, managing a multi-thousand person global team while serving as a member of the executive management team. From 1994 to 1997, Mr. Barrenechea served as Vice President of Development at Scopus, a software applications company. Prior to Scopus, Mr. Barrenechea was the Vice President of Development at Tesseract, where he was responsible for reshaping the company’s line of CRM and human capital management software. Mr. Barrenechea serves as a member of the Board and Audit Committee Chair of Dick’s Sporting Goods and is also on the Board of Directors of the Leukemia & Lymphoma Society. In the past five years, Mr. Barrenechea also served as a director of Hamilton Insurance Group and as a board member of Avery Dennison Corporation. Mr. Barrenechea holds a

Bachelor of Science degree in computer science from Saint Michael’s College. He has been the recipient of many awards, including the 2011 Best Large Company CEO from the San Francisco Business Times and 2015 Results-Oriented CEO of the year by CEO World Awards. Mr. Barrenechea has authored several books including The Intelligent and Connected Enterprise, The Golden Age of Innovation, Digital Manufacturing, Digital Financial Services, On Digital, Digital: Disrupt or Die, eGovernment or Out of Government, Enterprise Information Management: The Next Generation of Enterprise Software, Versant. He has also written a number of whitepapers, such as The Resilient Organization: COVID-19 and New Ways to Work, The Cloud: Destination for Innovation, Security: Creating Trust in a Zero Trust World and The Information Advantage.
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
Michael Acedo
Mr. Acedo was appointed Chief Legal Officer and Corporate Secretary in January 2022, and became Executive Vice President, Chief Legal Officer and Corporate Secretary in August 2022. Since joining OpenText in 2014, Mr. Acedo has held various increasingly senior legal roles, primarily supporting corporate governance, external reporting, investor relations, Corporate Citizenship, capital markets, corporate communications, government relations, and merger and acquisitions matters and, most recently, as the Vice President, General Counsel–Corporate & Corporate Secretary. Mr. Acedo is responsible for leading the global legal organization, including the Office of the Chief Compliance Officer and the Corporate Secretarial department. Prior to joining OpenText, Mr. Acedo practiced corporate and securities law, with a concentration on international capital markets and merger and acquisitions transactions, at the global law firm, Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Acedo holds a Law Degree from The University of Western Ontario, Canada (including Law exchange at Hong Kong University) and a B.A. (Honours) from The University of Toronto, and is a member of the New York State Bar Association and a Foreign Legal Consultant with the Law Society of Ontario.
Cosmin Balota
Mr. Balota has served as the Company’s Senior Vice President and Chief Accounting Officer since December 2022. Prior to this, Mr. Balota served as Vice President, Accounting and Reporting from August 2020 to December 2022 and Vice President, Corporate Accounting from January 2019 to August 2020. Mr. Balota has over 25 years of experience in various U.S., Canadian and international finance and accounting roles where he has been responsible for external reporting, corporate accounting, controllership, mergers & acquisitions, and financial planning & analysis. Prior to joining OpenText, Mr. Balota served as Vice President, Corporate Finance at Enercare Inc. from January 2017 to December 2018, along with other finance leadership positions from April 2012 to January 2017. He also held various increasingly senior finance, accounting, and audit positions from October 1998 to April 2012 at Expedia Group, The Globe and Mail, and Deloitte. Mr. Balota is a Chartered Professional Accountant (CPA, CA) in Canada and holds a Bachelor of Arts (Honours) degree in Chartered Accountancy Studies and a Master of Accounting degree from The University of Waterloo.
Prentiss Donohue
Mr. Donohue has served as Executive Vice President of Cybersecurity Sales since January 2023. Prior to this role, Mr. Donohue served as Executive Vice President of Small and Medium-sized Business and Consumer (SMB/C) Sales from December 2020 to January 2023, Senior Vice President, Portfolio Group from January 2019 to December 2020 and as Senior Vice President of Professional Services from April 2016 to January 2019. He brings over 20 years of experience in support and services management. Prior to joining OpenText, Mr. Donohue served as Group Vice President and General Manager of Advanced Customer Services for Oracle Corporation from January 2010 to March 2016, where he was responsible for driving Oracle’s innovative software, systems and cloud services. From April 1998 to December 2010, Mr. Donohue worked at Sun Microsystems in various leadership roles, including in Managed Services Management and Corporate Marketing. Mr. Donohue served on the board of directors of Summit Charter School until May 2016. Mr. Donohue holds a BA from the University of Colorado and has completed executive leadership programs at the University of Michigan’s Ross School of Business and the University of Hong Kong.

Paul Duggan
Mr. Duggan has served as Executive Vice President, Chief Customer Officer since January 2023. Prior to this role, Mr. Duggan served as Executive Vice President, Worldwide Renewals from July 2021 to January 2023 and as Senior Vice President, Revenue Operations from January 2017 to July 2021. He is responsible for operations across sales, professional services, business networks and customer support. Prior to joining OpenText, Mr. Duggan held various roles at Oracle Corporation, including Group Vice President of Support Renewal Sales, North America from December 1999 to January 2017. Previously, Mr. Duggan served on the advisory board for the Technology Services Industry Association from 2016 to 2017. He has completed executive leadership programs at the University of Michigan Ross School of Business and IESE Business School in Barcelona, Spain.
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
James McGourlay
Mr. McGourlay has served as Executive Vice President, International Sales since July 2021. Prior to this, Mr. McGourlay was the Company’s Executive Vice President, Customer Operations from October 2017 to July 2021, Senior Vice President of Global Technical Services from May 2015 to October 2017 and Senior Vice President of Worldwide Customer Service from February 2012 to May 2015. Mr. McGourlay joined OpenText in 1997 and held progressive positions in information technology, technical support, product support and special projects, including, Director, Customer Service and Vice President, Customer Service.
Renee McKenzie
Ms. McKenzie has served as Executive Vice President, Chief Information Officer since August 2022. Prior to this, Ms. McKenzie was the Senior Vice President, Chief Information Officer for OpenText from April 2021 to August 2022. Ms. McKenzie joined the Company in 2004 and has held a number of positions within the Company, including Vice President, Enterprise Business Systems from 2015 to 2021. Ms. McKenzie holds a Master’s Degree in Business Administration and a Bachelor’s Degree in Biology & Psychology from Dalhousie University in Halifax, Nova Scotia, Canada.

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
Paul Rodgers
Mr. Rodgers joined OpenText as Executive Vice President, Sales Operations in January 2023. Prior to joining the Company, Mr. Rodgers served as the Business Operations and Integration lead for Micro Focus from April 2018 to January 2023, where he was responsible for overseeing the successful integrations resulting from Micro Focus’ merger and acquisition activity. Mr. Rodgers joined Micro Focus in April 2008 as the Group Human Resources Director, and prior to joining Micro Focus, Mr. Rodgers spent 17 years with IBM and four years as Managing Director of a successful Executive Human Resources consultancy business.
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

P. Thomas Jenkins
Mr. Jenkins is Chair of the Board of OpenText. From 1994 to 2005, Mr. Jenkins was President, then Chief Executive Officer and then from 2005 to 2013, Chief Strategy Officer of OpenText. Mr. Jenkins has served as a Director of OpenText since 1994 and as its Chairman since 1998. Mr. Jenkins has also served as a board member of Manulife Financial Corporation, Thomson Reuters Inc. and TransAlta Corporation. He was also past Chair of the Ontario Global 100 (OG100), past Canadian Co-Chair of the Atlantik Bruecke and past Chair of the World Wide Web Foundation, a Commissioner of the Tri-Lateral Commission. He was the tenth Chancellor of the University of Waterloo and was the Chair of the National Research Council of Canada (NRC). Mr. Jenkins received an M.B.A. from Schulich School of Business at York University, an M.A.Sc. from the University of Toronto and a B.Eng. & Mgt. from McMaster University. Mr. Jenkins has received honorary doctorates from six universities. He is a member of the Waterloo Region Entrepreneur Hall of Fame, a Companion of the Canadian Business Hall of Fame and recipient of the Ontario Entrepreneur of the Year award, the McMaster Engineering L.W. Shemilt Distinguished Alumni Award and the Schulich School of Business Outstanding Executive Leadership award. He is a Fellow of the Canadian Academy of Engineering (FCAE). Mr. Jenkins was awarded the Canadian Forces Decoration (CD), the Queen’s Diamond Jubilee Medal (QJDM) and the Cross of the Order of Merit of the Federal Republic of Germany. Mr. Jenkins is an Officer of the Order of Canada (OC).
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
Major General David Fraser
Major-General (Ret.) David Fraser has served as a director of OpenText since September 2018. Mr. Fraser is the President of Aegis Six Corporation of Toronto. Mr. Fraser was commissioned as an Infantry Officer following graduation from Carleton University with a Bachelor of Arts in 1980. He served in various command and staff positions in the Princess Patricia’s Canadian Light Infantry from platoon to Division throughout his 30 year career. Most notable, he commanded the NATO coalition in southern Afghanistan in 2006. He is a graduate of the Canadian Forces Command and Staff College in Toronto, holds a Master’s of Management and Policy and is a graduate of the United States Capstone Program (Executive School for generals). His honors and awards including the Commander of Military Merit, the Canadian Meritorious Service Cross, the Meritorious Service Medal, the United States Legion of Honor and Bronze Star (for service in Afghanistan), and leadership recognition awards from the Netherlands, Poland, and NATO. He is the recipient of the Vimy award for contributions to leadership and international affairs and the Atlantic Council Award for international leadership. Upon his departure from the military, Mr. Fraser joined the private sector and, along with his partners, created Blue Goose Pure Foods. Mr. Fraser joined INKAS® Armored Vehicle Manufacturing as their Chief Operating Officer in 2015 until 2017. In 2016, he founded Aegis Six Corporation, which aims at addressing the needs of capacity building abroad and for the private sector within Canada. Mr. Fraser currently works with the Bank of Montreal on their Canadian Defence Community Banking Program, serves as a director of Antoxa Corp. and the Canadian Forces College Foundation and is a member of The Prince’s Charities Advisory Council. In the last five years, Mr. Fraser was also a member of the Conference of Defence Association board and was a director of Route1 Inc.. Mr. Fraser is also a mentor at the Ivey Business School and is the co-author of Operation Medusa, The Furious Battle that Saved Afghanistan from the Taliban.

Gail E. Hamilton
Ms. Hamilton has served as a director of OpenText since December 2006. Ms. Hamilton previously led a team of over 2,000 employees worldwide as Executive Vice President at Symantec Corp (Symantec), an infrastructure software company, and had “P&L” responsibility for their global services and support business. While leading Symantec’s $2 billion enterprise and consumer business, Ms. Hamilton helped steer the company through an aggressive acquisition strategy. In 2003, Information Security magazine recognized Ms. Hamilton as one of the “20 Women Luminaries” shaping the security industry. Ms. Hamilton has over 20 years of experience growing leading technology and services businesses in the enterprise market. She has extensive management experience at Compaq and Hewlett Packard, as well as Microtec Research. Ms. Hamilton received both a BSEE from the University of Colorado and an MSEE from Stanford University. Currently, Ms. Hamilton is also a director of Arrow Electronics. Ms. Hamilton also served as a director of Ixia and Westmoreland Coal Company. She was named as one of WomenInc.’s 2018 Most Influential Corporate Board Directors.
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
Stephen J. Sadler
Mr. Sadler has served as a director of OpenText since September 1997. From April 2000 to present, Mr. Sadler has served as the Chairman and CEO of Enghouse Systems Limited, a publicly traded software company that provides enterprise software solutions focusing on remote work, contact centers, visual computing and communications for next generation software defined networks. Mr. Sadler was previously Chief Financial Officer, President and Chief Executive Officer of GEAC Computer Corporation Ltd. (GEAC). Prior to Mr. Sadler’s involvement with GEAC, he held executive positions with Phillips Electronics Limited and Loblaws Companies Limited, and was Chairman of Helix Investments (Canada) Inc. Currently, Mr. Sadler is a director of Enghouse Systems Limited. Mr. Sadler has a Business and Security Valuation certificate from Canadian Association of Business Valuators, holds a B.A. Sc. (Honours) in Industrial Engineering and an M.B.A. (Dean’s List) from York University. He is also a Chartered Professional Accountant.

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
Katharine B. Stevenson
Ms. Stevenson has served as a director of OpenText since December 2008. She has extensive corporate governance experience, having served on numerous public company and not-for-profit boards in Canada and the US over the past two decades, where she has consistently assumed leadership roles. Ms. Stevenson is the Chair of the Board of the Canadian Imperial Bank of Commerce (CIBC). Ms. Stevenson also serves on the board of Unity Health Toronto. Ms. Stevenson has previously served as a director of Capital Power Corporation and CAE Inc. She was previously a financial executive in the telecommunications and banking sectors. Ms. Stevenson holds a B.A. (Magna Cum Laude) from Harvard University. She is certified with the professional designation ICD.D. granted by the Institute of Corporate Directors (ICD). In June 2023, Ms. Stevenson received an honorary doctorate from Carleton University. Ms. Stevenson has been named one of the Top 100 Most Powerful Women in Canada.
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
Involvement in Certain Legal Proceedings
None of our directors or executive officers have been involved in any events during the past ten years that would require disclosure under Item 401(f) of Regulation S-K.
Audit Committee
The Audit Committee currently consists of three directors, Mr. Fowlie (Chair), Mr. Hau and Ms. Stevenson, all of whom have been determined by the Board of Directors to be independent as that term is defined in NASDAQ Rule 5605(a)(2) and in Rule 10A-3 promulgated by the SEC under the Exchange Act, and within the meaning of our director independence standards and those of any exchange, quotation system or market upon which our securities are traded.
The responsibilities, mandate and operation of the Audit Committee are set out in the Audit Committee Charter, a copy of which is available on the Company’s website, investors.opentext.com under the Corporate Governance section.
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
In reference to the disclosure requirements under the CBCA, the Company has not adopted a written policy that specifically relates to the identification and nomination of women, aboriginal peoples in Canada, persons with disabilities and members of visible minorities (collectively, the Designated Groups) for election as directors. As discussed above, the Board Diversity Policy of the Company includes consideration of broader categories of diversity beyond those of the Designated Groups but which encompass the Designated Groups and which the Board of Directors considers to be better aligned to achieve the range of perspectives, experience and expertise required by the Company. For each of the four Designated Groups, the Company has not established a specific target number or percentage, nor a specific target date by which to achieve a specific target number or percentage of members of each Designated Groups on the Board, as we consider a multitude of factors, including skills, experience, expertise, character and the Company’s objective and challenges at the time in determining the best nominee at such time. As of the date of this Annual Report on Form 10-K, there are currently four women on the Board which represents approximately 36% of the current Board, and 44% of the current independent Board members. One director self-identified to the Company as a person with disabilities.
The Company has not set term limits for independent directors because it values the cumulative experience and comprehensive knowledge of the Company that long serving directors possess. The Company does not have a director retirement policy, however, the Corporate Governance and Nominating Committee considers the results of its director assessment process in determining the nominees to be put forward. In conducting director evaluations and nominations, the Corporate Governance and Nominating Committee considers the composition of the Board and whether there is a need to include nominees with different skills, experiences and perspectives on the Board. This flexible approach allows the Company to consider each director individually as well as the Board composition generally to determine if the appropriate balance is being achieved. The onboarding of three new directors since 2018 demonstrates the Company’s focus on this approach.
The table below reports self-identified diversity statistics for the Board as required by NASDAQ Rule 5606.

Board Diversity Matrix
Country of Principal Executive Offices	Canada
Foreign Private Issuer	Yes
Disclosure Prohibited Under Home Country Law	No
	As of June 30, 2023				As of June 30, 2022
Total Number of Directors	11				12
Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	4	5	0	2	4	6	0	2
Demographic Background
Underrepresented Individual in Home Country Jurisdiction	0				1
LGBTQ+	0				0
Did Not Disclose Demographic Background	2				3

Diversity in Executive Officer Positions
The Company is committed to a diverse and inclusive workplace, including advancing women to executive officer positions. The Company has adopted a formal written Global Employment Equity and Diversity Policy which expresses its commitment to fostering a diverse and inclusive workplace for all employees, regardless of culture, national origin, race, color, gender, gender identification, sexual orientation, family status, age, veteran status, disability, or religion, or other basis. A principal objective of our Global Employment Equity and Diversity Policy is to support and monitor the identification, development and retention of diverse employees, including gender diversity at executive and leadership positions. We will continue to develop a sustainable culture of equity, diversity and inclusion that provides all employees an opportunity to excel, and strive to present diverse slates of candidates for all our roles and mandate it for our senior leader positions. At the executive officer level, we consider a multitude of factors, including skills, experience, expertise, character and the Company’s objectives and challenges at the time in determining the best appointment at such time. To advance equity, diversity and inclusion, we have committed to have, by 2030, a majority of ethnically diverse staff, with a 50/50 gender representation in key roles and 40% women in leadership positions at all management levels. The Company currently has one woman as a Named Executive Officer (20%) and three women as executive officers part of the executive leadership team (ELT) (23%), while approximately 16% of existing positions on the senior leadership team (SLT), exclusive of our ELT, are held by women. 40% of ELT and SLT members are based outside of North America. Within North America, 16% of the ELT/SLT members are visible minorities.

Item 11. Executive Compensation
TALENT AND COMPENSATION COMMITTEE REPORT
Our Talent and Compensation Committee of Open Text’s board of directors (the Talent and Compensation Committee, the Compensation Committee or the Committee) has reviewed and discussed with our management the following Compensation Discussion and Analysis (CD&A). Based on this review and discussion, our Talent and Compensation Committee has recommended to the Board that the following CD&A be included in our Annual Report on Form 10-K for Fiscal 2023.
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
COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis of compensation arrangements of the following individuals for the fiscal year which ended on June 30, 2023 (Fiscal 2023), should be read together with the compensation tables and related disclosures set forth below: (i) our principal executive officer, (ii) our principal financial officer, and (iii) our three most highly compensated executive officers, other than our principal executive officer and principal financial officer (collectively, the Named Executive Officers). This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and projections regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the various planned programs summarized in this discussion.
Executive Summary
Despite the prior five years having averaged greater than 90% shareholder support, at our last annual meeting of shareholders held on September 15, 2022, our advisory vote on our approach to executive compensation for Fiscal 2022 received the support of 45% of the shareholder votes cast. The results of the vote are not acceptable to our Compensation Committee and were not taken lightly, and we acknowledge the votes cast by shareholders in this regard. In full collaboration with our Board, throughout Fiscal 2023, management and, in certain instances, our Board Chair and Compensation Committee Chair, directly engaged with our U.S., Canadian and global shareholders as well as leading corporate governance organizations to discuss, among other things, their feedback regarding our approach to executive compensation overall. See “Shareholder Engagement and Say on Pay” for an overview of our shareholder outreach and feedback channels. Our Committee considered the vote result and the feedback we received from shareholders as it evaluated the design of our executive compensation program for Fiscal 2023. See “Summary of Key Fiscal 2023 Considerations” for details of key considerations and our response to shareholder feedback.

On August 25, 2022, we announced our acquisition of all of the issued and to be issued share capital of Micro Focus for a total purchase price of $6.2 billion, inclusive of Micro Focus’ cash and repayment of Micro Focus’ outstanding indebtedness, subject to final adjustments (the Micro Focus Acquisition). The Micro Focus Acquisition significantly expands our scope and size by adding substantial assets and operations to our existing business. As a result of the Micro Focus Acquisition, we possess one of the largest global customer bases and broadest solution suites in enterprise software. For the year ended June 30, 2023, the combined company generated approximately $4.5 billion in revenue, approximately $150.6 million in net income and approximately $1.5 billion in Adjusted EBITDA. See Part II, Item 7 “Use of Non-GAAP Financial Measures” of the Annual Report on Form 10-K for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures. As of June 30, 2023, we employed a total of approximately 24,100 individuals, of which approximately 9,700 joined our workforce as part of the Micro Focus Acquisition. Given the significance of the Micro Focus Acquisition, our approach to Executive Compensation in Fiscal 2023 included adjustments to our existing compensation programs to reflect the added complexity and larger scale resulting from the acquisition, in combination with feedback from our engagement with shareholders. On January 31, 2023, we completed the acquisition.
Following the acquisition of Micro Focus, our CEO and other Named Executive Officers have had the responsibility to lead the combined organization, which includes accountability for a more diverse geographical footprint and a company with significantly larger revenues and greater scale. To address this unique transition year, we adjusted our approach to executive compensation to ensure: (1) appointment and retention of a qualified executive team to lead the combined organization with a strong alignment to long term shareholder value; (2) clear line of sight to achievement of the performance objectives set for stand-alone OpenText operations (which excludes the results from the Micro Focus Acquisition); and (3) immediate post-close actions to ensure customer and revenue retention across the Micro Focus business within the first five months of the acquisition (from the January 31, 2023 acquisition close date to the end of Fiscal 2023).

Summary of Key Fiscal 2023 Considerations
In the discussions that were held with our shareholders prior to and following our September 2022 annual meeting of shareholders, feedback generally supported the design of our executive compensation program, including that we continue to increase the proportion of our executive officers’ compensation that is “at risk”, in line with our peers. The table below outlines the areas of specific feedback and topics discussed during our shareholder engagement efforts and how we responded, informed by such feedback.

What We Heard	How We Responded and Rationale
Ensure relevant peer group and pay position
•The Fiscal 2023 compensation of the CEO and other Named Executive Officers was set based on an industry peer group of organizations of a similar size, scope and geographic reach. In setting Fiscal 2023 compensation, which occurred in July 2022, the peer group was the same from Fiscal 2022. CEO target cash and total direct compensation was aligned based on the median of the peer group.

•In April 2023, our peer group was updated to reflect the new size and scope of our operations resulting from the Micro Focus Acquisition. The new peer group, comprised of primarily U.S.-based companies, is designed to reflect competitors for executive talent in our industry and our focus on geographic markets outside of Canada. A number of proxy advisors compare us to primarily Canadian companies, which does not reflect where we recruit for executive talent, nor does it represent who we benchmark against for compensation practices and competitive pay levels. Executives must have relevant experience with complex enterprise delivery of cloud-based products and be able to mobilize delivery across global operations - requiring experience in both the global commercial and compliance context. As such, our recruitment of qualified executive talent does not come from adjacent industries such as telecommunications or from firms with a primarily domestic or North American footprint.

•Our new peer group is not aspirational. Our revenue is near the 75th percentile of our new peer group, with the CEO’s total direct compensation remaining at the median of the peer group. To align with the market for talented software executives as evidenced by independent data from the updated peer group, effective April 1, 2023, Named Executive Officers (other than the CEO) were provided base salary increases between 9% and 18%, which is reflective of our larger revenue base that has grown 28% year-over-year, from $3.5 billion in Fiscal 2022 to $4.5 billion in Fiscal 2023, largely due to the impact of the Micro Focus Acquisition. Despite the significant revenue growth, there was no base salary adjustment for the CEO.

•In order to reflect the increased size and scope of the roles of our executives due to leading a significantly larger, combined organization, and in order to focus and reward management on the attainment and sustainability of Micro Focus revenue for the first five month “stub” period from February 1, 2023 to June 30, 2023, specific incentive plans to align with our business objectives were put in place. The Named Executive Officers target short-term incentive opportunity increased year-over-year, where in each case, the incremental increase was directly tied to attaining certain revenue thresholds for Micro Focus’ operations during the balance of Fiscal 2023. See “Micro Focus Special Performance Incentive Plan (MF SPIP).” Even after incorporating these adjustments to short-term incentive opportunity, the pay position of the CEO’s target total compensation remained at market median (as compared to our peers), and the pay position of all other Named Executive Officers' target total compensation remained below median.

What We Heard	How We Responded and Rationale
Demonstrate pay-for-performance linkages
•The pay program, with pay levels set to industry peer group practices, is designed to ensure that Named Executive Officer compensation aligns with our shareholders’ interests and supports our business objectives. Our compensation philosophy is that the realizable pay of the CEO and other Named Executive Officers be:
◦Directly correlated to total shareholder return; and
◦Aligned with the realizable pay earned by our peers for similar relative shareholder return.

•The assessment of realizable CEO pay relative to our peers can be found on page 112 and confirms that, over the past three years, CEO realizable pay aligned with our relative total shareholder return (Relative TSR) performance (i.e., the amount of compensation actually paid to the CEO was at a percentile that was similar to the Company's Relative TSR for the same period).

100%
75%
50%
25%
0%
Relative TSR Performance (Percentile Rank)
Open Text Corporation
PERFORMANCE ALIGNMENT ZONE
0%
25%
50%
75%
100%
Relative Pay - Realizable (Percentile Rank)

What We Heard	How We Responded and Rationale
CEO Pay Appears High Relative to Other Named Executive Officers
•We recognize the importance of providing a clear rationale of how Named Executive Officer pay levels are set, including the careful consideration of both our external market peer group position and internal equity.

•Among our peer group, the CEO pay ratio as compared to the average compensation of its other named executive officers was 3.2x, with the highest ratio amongst our peers at 5.9x. In comparison, our CEO pay ratio as compared to the average compensation of our other Named Executive Officers was 4.7x, due to the fact that our CEO serves in a dual capacity as CEO and Chief Technology Officer (CTO). None of our peers had its CEO serve in a dual operating capacity with such a high level of responsibility and personal contribution. The Board believes this distinction is important, as it means that this role is accountable for the long-term strategy and success of the business overall, as CEO, as well as technology innovation, development strategy and long-term innovation roadmap, as CTO. The Board believes our CEO pay ratio as compared to other Named Executive Officers should reflect these above-average accountabilities.

•Prior to setting executive compensation, the Compensation Committee considered internal pay equity and determined that, given the dual responsibilities, the ratio of the CEO’s pay to that of our other Named Executive Officers is appropriate. As the CEO and CTO roles are individually significant, the Board believes the compensation awarded should reflect leadership in these critical areas that would typically be handled by two individuals. Notwithstanding that, to ensure internal pay equity and reflect the increasing role scope and accountabilities, our Named Executive Officers’ have received base salary increases over the past two years, while the CEO base salary has remained constant over the same period.

Use of and insufficient rationale for one time stock awards
•In recognition of the requirement to complete the Micro Focus Acquisition and achieve integration targets over the longer term with strong alignment to shareholder returns, one-time stock options with stock price growth performance conditions were awarded to the CEO in August 2022, after the announcement of the Micro Focus Acquisition but prior to our last annual meeting of shareholders. One-time stock options were also granted to our other Named Executive Officers in November 2022. All stock option grants have a four-year vesting horizon and do not begin vesting until year two. These awards were granted to the Named Executive Officers to align executive compensation directly to the integration and longer term success of the Micro Focus Acquisition. With these one-time awards, at least 80% of our Named Executive Officers’ compensation is directly tied to company share growth appreciation – ensuring appropriate pay for performance, retention of key executives, and alignment with the annual compensation positioning relative our peers.

•The use of these one-time awards in Fiscal 2023 was to drive and reward growth related to the integration of the large-scale Micro Focus Acquisition and are not intended to be adopted as a go-forward compensation process.

•Specifically, Fiscal 2024 long-term incentive awards will be delivered through the annual LTIP program without any one-time awards. Further, the annual LTIP in Fiscal 2024 will include a revised Relative TSR measured against the NASDAQ Composite Index for our performance share unit program, given the significance of the Micro Focus Acquisition.

What We Heard	How We Responded and Rationale
Fiscal 2023 Short-Term Incentive Performance Metric Target Setting Below Prior Year Actual Results	•Under the Annual Worldwide Short-Term Incentive Plan for Fiscal 2023, revenue targets were set at $3.558 billion, 1.8% above Fiscal 2022 actual results.
•The worldwide adjusted operating income (AOI), as defined in “Compensation Discussion and Analysis - Our Compensation Program - Short-Term Incentives,” target was set at $1.13 billion, which was 4.0% lower than Fiscal 2022 actual results to reflect a planned $80 million investment in Research and Development and Sales and Marketing that we expect will drive organic growth under our long-term strategic plan. This strategic investment increased expenses and resulted in a reduced AOI target, which the AOI target would have been flat compared to the prior year actual results if not for such investment (excludes foreign currency effect). The Fiscal 2024 AOI target, excluding any results from Micro Focus, has been set higher than the Fiscal 2023 actual results to reflect an increase in organic growth and a reduction in expenses.

•Further, the payout of short-term incentives in Fiscal 2023 was 93% of target based on worldwide revenue and AOI, which is a considerable reduction from the 200% target short-term incentive payout under the Fiscal 2022 Short-Term Incentive plan.

Importance of Micro Focus Acquisition and shareholder value
•Integration of the Micro Focus Acquisition highlighted the following needs:
(1)Retention of a qualified executive team to lead the combined organization with a strong alignment to long-term shareholder value – including the provision of one-time stock option grants in consideration of an appropriate mix of awards in favor of long-term incentives.
(2)Clear line of sight to achievement of the performance objectives set for stand-alone OpenText operations, excluding the impact of the Micro Focus Acquisition (before the incremental revenue and operating profit attributed to the Micro Focus Acquisition) to maintain a focus on OpenText organic revenue growth and efficient operations.
(3)Implementing immediate post-close actions to ensure customer and revenue retention across the Micro Focus business within the first five months of the acquisition – through the use of a supplemental short-term incentive plan tied to the achievement of Micro Focus planned revenue target for the period from February 1, 2023 to June 30, 2023.

Compensation Governance Best Practices
Our approach to executive pay is guided by the following compensation governance best practices:

What We Do		What We Don’t Do
✓	Balance among short- and long-term incentives, cash and equity and fixed and variable pay.	✗	Overemphasize any single performance metric.
✓	Link a significant amount (at least 80%) of target Named Executive Officer pay to company performance.	✗	Use an aspirational peer group of significantly larger companies.
✓	Cap short-term incentive plans at 200% of target.	✗	Replace underwater options.
✓	Use multiple types of equity awards to balance risk and reward.	✗	Grant in-the-money stock options with an exercise price below the fair market value on the grant date.
✓	Maintain overlapping performance periods for long-term incentives.	✗	Guarantee a minimum level of vesting for long-term incentives.
✓	Compare executive compensation and company performance to relevant peer group companies considering our industry scope and geographic footprint.	✗	Guarantee annual base salary increases.
		✗	Provide discretionary bonuses.
✓	Require executives to meet minimum stock ownership requirements.	✗	Provide supplemental executive retirement plans.
✓	Maintain a compensation claw back policy to recapture unearned incentive pay.	✗	Provide single-trigger change in control benefits.
✓	Provide only limited perquisites.	✗	Apply pay policies or practices that pose a material adverse risk to the Company.
✓	Retain an independent compensation consultant.
✓	Conduct an annual shareholder say-on-pay advisory vote.
Overview of Compensation Program
Determining the compensation of our Named Executive Officers is the responsibility of the Compensation Committee alone, or in certain circumstances, in consultation with the Board. The Compensation Committee ensures compensation decisions are in line with our goal to provide total compensation to our Named Executive Officers that (i) is fair, reasonable and consistent with our compensation philosophy to achieve our short-term and long-term business goals, and (ii) is market competitive. The Named Executive Officers who are the subject of this CD&A are:
•Mark J. Barrenechea - Vice Chair, Chief Executive Officer and Chief Technology Officer (CEO)
•Madhu Ranganathan - Executive Vice President and Chief Financial Officer (CFO)
•Simon Harrison - Executive Vice President, Enterprise Sales
•Muhi Majzoub - Executive Vice President, Chief Product Officer
•Paul Duggan - Executive Vice President, Chief Customer Officer
Shareholder Engagement and Say-on-Pay
We have a longstanding practice of proactive shareholder engagement every quarter, during both the proxy season and non-quiet periods, to address investor questions and concerns and encourage their feedback on a variety of topics such as company performance, executive compensation, and environmental, social and governance issues. These meetings are primarily attended by members of management, including some led by our CEO, CFO and Investor Relations team, as well as members of our Board from time to time. Throughout Fiscal 2023, we met or initiated contact with shareholders representing 64% of our outstanding shares and all of our top 25 shareholders that actively manage assets.

At our last annual meeting of shareholders held on September 15, 2022, for the first time in our history, we did not receive a favorable result for our approach to executive compensation. This result is not acceptable to the Compensation Committee and is not aligned with our previous historical support for our approach to executive compensation, which in the prior five years had averaged greater than 90% support.
While our shareholders understood the design of our executive compensation program, and were generally supportive that we continue to increase the proportion of our executive officers’ compensation that is “at risk” in line with our peers, a number of key areas of discussion throughout Fiscal 2023 included: (1) peer group selection; (2) demonstration of the pay-for-performance linkages in our programs, particularly with respect to CEO pay; (3) ratio of CEO compensation as compared to other Named Executive Officer’s pay; (4) use of one-time awards; (5) Fiscal 2022 short-term incentive metric targets set below previous year actual results; and (6) aligning compensation with the achievement of stated goals for the Micro Focus transaction, particularly given the size, complexity and importance of the transaction and need to deliver sustainable shareholder value through a successful integration.
The CEO’s compensation plan is structured to align with long-term shareholder return, to reward outstanding performance, provide incentives for continued long-term sustainable growth, accomplish the Board’s retention objectives and reflect the dual responsibilities of our CEO who serves as both our CEO and CTO.
In reviewing executive compensation, the Compensation Committee benchmarks against U.S. software and technology companies with a global presence, and not Canadian companies, for a variety of reasons including that greater than 95% of our revenues are outside of Canada and most of the executive leadership team are based in the U.S. where we primarily recruit for executive talent. Specifically, all Named Executive Officers, including our CEO, and a majority of our other executive leadership team members are located in the highly competitive Silicon Valley—a key market for multi-national executive talent in the software and technology industry—which has higher pay levels than the limited market for software and technology executives in Canada. Our executive compensation benchmarking, like that of our direct competitors, is focused on the compensation practices of U.S.-based peer companies, as we generally recruit from U.S.-based competitors for executive leadership talent. Compensation for executive talent in Canada, and in adjacent sectors such as telecommunications, do not reflect the same level of competitiveness as among our Company and its peers. The Board believes that our CEO and other Named Executive Officer’s total compensation is reasonable relative to comparable U.S. software and technology companies with a global presence. See “Compensation Philosophy and Objectives” for our benchmarking practices. Further, the peer group was updated in April 2023 to reflect the Company’s increased size and scope following completion of the Micro Focus Acquisition. See “Peer Group” for our peer group, including our CEO’s relative target pay positioning for Fiscal 2023.
CEO’s in our peer group were paid an average of 3.2x the average of the other named executive officers, with the highest ratio amongst our peers at 5.9x. In comparison, our CEO is paid 4.7x the average of our other Named Executive Officers because he serves in a dual capacity as CEO and CTO. Among our peer group, none of our peers had its CEO serve in a dual capacity. The Board believes this distinction is important, as it means that this role is accountable for the long-term strategy and success of the business overall, as CEO, as well as technology innovation, development strategy and long-term innovation roadmap, as CTO. As the CEO and CTO roles are individually significant, the Board believes the compensation awarded should reflect leadership in these critical areas that would typically be handled by two senior officers. Further, the Board believes that our CEO’s extensive experience and expertise in the information management and cloud computing industry makes him uniquely positioned to provide leadership in this dual capacity.
We considered and evaluated the feedback received from our shareholders in the context of the enlarged organization as a result of the Micro Focus Acquisition and its impact on executive compensation. See “Summary of Key Fiscal 2023 Considerations” for details of decisions made in this transition year. We value the input of our shareholders and will continue to engage with our shareholders to consider their views expressed through our annual Say-on-Pay voting process.

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

		●	Motivate and reward our high-caliber executive team through competitive pay practices and an appropriate mix of short and long-term incentives.
●
Market relevant - Our compensation program provides market competitive pay in terms of value and structure in order to retain talent who are performing according to their objectives and to attract new talent of the highest caliber. We use market data of similarly sized U.S. software and technology companies with a global presence, rather than Canadian companies, for a variety of reasons including that greater than 95% of our revenues are outside of Canada, all of our Named Executive Officers and most of the executive leadership team are based in the U.S., and we generally recruit from U.S.-based competitors for executive leadership talent. We aim to position our executive officers’ compensation targets at the median in relation to our peer group, however, actual pay depends on the performance of the executive officers and the Company.

		●	Tie compensation awards directly to key financial metrics with evaluations based on achieving and overachieving predetermined objectives.
Our reward package is based primarily on results achieved by the Company as a whole. The Compensation Committee has the flexibility to exercise discretion to ensure total compensation appropriately reflects performance. The Compensation Committee rarely exercises this discretion.
Competitive Compensation
Aggregate compensation for each Named Executive Officer is designed to be market competitive. The Compensation Committee researches and refers to the compensation practices of similarly-situated companies in determining our compensation policy. Although the Compensation Committee reviews each element of compensation for market competitiveness and may weigh a particular element more heavily than another based on our Named Executive Officer’s role within the Company, the focus remains on being competitive in the market with respect to total compensation.
In particular, we are a global cloud software company with greater than 95% of our revenues outside of Canada, including 56% of our revenues in the U.S. All of our Named Executive Officers, including our CEO, and a majority of our executive leadership team are located in the highly competitive Silicon Valley—a key market for multi-national executive talent in the software and technology industry. Our executive compensation benchmarking, like that of our direct competitors, is focused on the compensation practices of U.S.-based peer companies, as we generally recruit from U.S.-based competitors for executive leadership talent. Executive talent from Canada and adjacent sectors such as telecommunications is not viewed as reflecting the same competition for company talent. See “Peer Group” for details of OpenText’s profile relative to the selected peer group as well as the relative peer group pay positioning of the CEO and Named Executive Officers, respectively.
The Compensation Committee recognizes that, while executive compensation levels in the United States are higher than the market for compensation in Canada, recruiting talent from this area is critical for our success. Attracting and retaining talent with the highest level of industry expertise is a key part of the Company’s business and strategy, and therefore our compensation practices must align with market expectations where the industry skills reside. Further, the Compensation Committee also acknowledges that paying U.S. market compensation to U.S. executives in U.S. dollars may result in higher relative compensation compared to other Canadian companies. Converting amounts paid to U.S.-based executives in U.S. dollars to Canadian dollars further inflates the compensation in Canadian dollars if analyzed against other Canadian companies. Despite the elevated compensation relative to Canadian companies, the Compensation Committee believes that the Company’s pay practice of paying according to each executive’s local market serves the long-term interests of our shareholders and enhances our ability to find appropriate leadership talent.
Peer Group
The Compensation Committee periodically reviews market data related to compensation levels and programs at comparable peer companies. Our peer group consists of companies in the software and technology industry. The peer group is reviewed annually. In July 2022, when setting compensation for Fiscal 2023, no new companies were added to or removed from our peer group. In April 2023, in line with our key metrics considered for our peer group, which included an increase in revenue, market capitalization, number of employees and net income as a result of the Micro Focus Acquisition, we updated our peer group to reflect our new size and scope of our operations. Below are our peer groups used to set Fiscal 2023 pay and changes made to reflect the addition of the Micro Focus organization, as well as the criteria considered in establishing the peer groups.

General Description	Criteria Considered	Peer Group used in July 2022 to set Fiscal 2023 Compensation Program	Peer Group Updated as of April 2023 based on Company Size and Scope including the Impact of the Micro Focus Acquisition
Global software and service providers that are similar in size, business complexity, and scope of operations to us.
Key metrics considered include revenue, market capitalization, number of employees, and net income.
Generally, organizations within our peer group are in a similar software/technology industry with similar revenues, market size and number of employees.
Akamai Technology, Inc.
Amdocs Ltd.
Autodesk, Inc.
Avaya Inc.
Broadridge Financial Solutions, Inc.
Cadence Design Systems, Inc.
CDK Global LLC
Check Point Software Technologies Ltd.
Citrix Systems, Inc.
NetApp, Inc.
Pitney Bowes Inc.
Palo Alto Networks, Inc.
Sabre Corporation
SS&C Technologies, Inc.
Synopsys, Inc.
Teradata Corporation	Akamai Technology, Inc.
Amdocs Ltd.
Autodesk, Inc.
Broadridge Financial Solutions, Inc.
Cadence Design Systems, Inc.
CGI Inc.
DXC Technology Company
Euronet Worldwide, Inc.
Fortinet, Inc.
Gartner Inc.
Gen Digital Inc.
GoDaddy Inc.
NCR Corporation
NetApp, Inc.
Palo Alto Networks, Inc.
Paychex Inc.
Roper Technologies Inc.
Splunk Inc.
SS&C Technologies, Inc.
Synopsys, Inc.
Workday, Inc.
OpenText revenues and operating income are positioned at the 75th and 25th percentiles, respectively, compared to the updated peer group as of April 2023. Following the adoption of our updated peer group, our CEO’s target pay positioning was aligned closer to the market median as summarized in the following table:

	Position to Market Median of July 2022 Peer Group		Position to Market Median of Peer Group Updated Effective April 2023
	Total Target Cash Compensation	Total Target Direct Compensation	Total Target Cash Compensation	Total Target Direct Compensation
CEO	50th Percentile	50th-75th Percentile	50th Percentile	50th Percentile

Compensation Oversight Process

Role of Compensation Committee
The Compensation Committee has responsibility for the oversight of executive compensation within the terms and conditions of our various compensation plans. The Compensation Committee approves the compensation of our executive officers, with the exception of our CEO. Compensation decisions for our executive officers consider, among other things, performance goals, base salary, bonuses, executive benefits, short-term incentives and long-term incentives. The Compensation Committee also considers the input of the CEO with respect to his direct reports. The Compensation Committee considers CEO compensation without the CEO present and makes recommendations to the Board for approval. The Compensation Committee reviews and recommends for approval all equity awards related to executive compensation prior to final approval by the Board. Further, the Compensation Committee supports the Board with respect to succession and development of our executive officers; reports to the Board on human resources matters including reviewing and discussing the progress of our equity, diversity and inclusion efforts across our global talent; provides input on human capital disclosures; and reviews our approach to retirement programs.
The Board, the Compensation Committee, and our management have instituted a set of detailed policies and procedures to evaluate the performance of each of our Named Executive Officers which help determine the amount of the short-term incentives and long-term incentives to award to each Named Executive Officer. The performance of each of our Named Executive Officers, other than our CEO, is assessed by our CEO in his capacity as the direct supervisor of the other Named Executive Officers. The performance of our CEO is assessed by the Board (excluding the CEO). The Board conducts discussions and makes decisions with respect to the performance of our CEO in special sessions from which management and the CEO is absent.
The Compensation Committee considers previous compensation awards, competitive market practice, the impact of tax and accounting treatments, applicable regulatory requirements, any material acquisitions closed during the year and the results of the most recent shareholder advisory vote on executive compensation when approving compensation programs. See “Shareholder Engagement and Say-on-Pay.”
During Fiscal 2023, the Committee’s work included the following:
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
Although the Compensation Committee has responsibility for decisions on executive compensation, it may consider input from management, analysis provided by the compensation consultant, as well as other factors that the Committee considers appropriate.

Compensation Consultant
NASDAQ standards require compensation committees to have certain responsibilities and authority regarding the retention, oversight and funding of committees’ advisors and perform an evaluation of each advisor’s independence, taking into consideration all factors relevant to that person’s independence from management. NASDAQ standards also require that such rights and responsibilities be enumerated in the compensation committee’s charter. While, as a foreign private issuer under the U.S. federal securities laws, we are exempt from these rules, nonetheless, our Compensation Committee has the sole authority to retain and terminate outside consultants. From time to time, the Compensation Committee seeks the advice of an outside compensation consultant to provide assistance and guidance on compensation issues. The compensation consultant may provide the Compensation Committee with relevant information pertaining to market compensation levels, alternative compensation plan designs, market trends and best practices and may assist the Compensation Committee with respect to determining the appropriate benchmarks for each Named Executive Officer’s compensation.
In Fiscal 2023, the Compensation Committee retained Frederic W. Cook & Co., Inc. (FW Cook), an independent consulting firm specializing in executive compensation consulting. During Fiscal 2023, the Chairman and members of the Compensation Committee held discussions from time to time with representatives of FW Cook in connection with compensation market practices, and potential impacts on Company’s financial performance. FW Cook reviewed relevant information and industry benchmarks on matters relating to CEO and executive officer compensation. In addition, in Fiscal 2023, management engaged AON Consulting, Inc. (AON), an independent consulting firm, to review our peer group and supply market data to assist in the evaluation of our approach to executive and director compensation. For further information, see “Compensation Philosophy and Objectives.”
The Compensation Committee met six times during Fiscal 2023. Management assisted in the coordination and preparation of the meeting agenda and materials for each meeting. The agenda is reviewed and approved by the Chairman of the Compensation Committee. The meeting materials are generally posted and made available to the other Committee members and invitees, if any, for review approximately one week in advance of each meeting. Following each meeting, the Compensation Committee reported items that it, in its determination, considered noteworthy to the Board.

Compensation Decisions for Fiscal 2023
Our compensation philosophy is to consider market data and the relative position of total compensation for our Named Executive Officers. Most executive compensation decisions were made in the first quarter of Fiscal 2023, at which time the Compensation Committee considered performance, size, pay amounts, and incentive design relative to our peer group.
The Performance Share Unit Plan awards granted in 2019, which vested in September 2022, were measured against the constituents of the S&P MidCap400 Software and Services Index. Absolute TSR for the measurement period was negative 9%, which was 32nd percentile TSR performance, above the peer group’s 25th percentile TSR performance of negative 19% and below the median TSR of +17%. The Committee reviewed these results and concluded that the formulaic payout factor was 64% of target, based on a linear interpolation applied between the 25th and 50th percentiles as applied according to the plan’s payout table. The below-target funding combined with the reduction in share price for the period aligned with the 2019 Performance Share Unit Plan’s objective of aligning actual executive compensation with our shareholders’ experience.
During Fiscal 2023, our CEO was not provided any adjustment to base salary despite having had no increase in base salary for the past five fiscal years. Other Named Executive Officers were provided with adjustments to their base salary and short-term incentive targets based on market data following the increase in scope of their roles upon close of the Micro Focus Acquisition. The short-term target incentive opportunity for all Named Executive Officers was adjusted on a pro-rated basis to reflect the increase in responsibilities of leading the larger, integrated organization, including for our CEO.
To ensure an appropriate portion of our Named Executive Officers pay is “at risk” in alignment with our selected peer group, and with the advice of our external compensation consultant, for Fiscal 2023 we increased the long-term incentive targets of our Named Executive Officers (excluding our CEO), a component of total compensation where we have historically lagged the market. For our CEO, the long-term incentive target remains unchanged year-over-year. Similar to previous years, the Compensation Committee considered this increase to the long-term incentive compensation of our other Named Executive Officers appropriate in light of the need to retain high-quality leadership to drive our growth strategy, our historical strong performance relative to our peers and the positive future trajectory of the Company.
Further, prior to setting executive compensation, the Compensation Committee considered internal pay equity and determined that, given the dual responsibilities of being both CEO and CTO, the ratio of the CEO’s pay to that of our other Named Executive Officers is appropriate.
Aligning CEO Pay with Shareholders’ Interests
We look at pay for performance from different perspectives to ensure there is strong alignment between what our executive officers earn and our TSR. A realized and realizable pay analysis shows the actual value of compensation awarded to our CEO in each of the last five fiscal years as of June 30, 2023 relative to the amount reported. This analysis also compares the actual value to the CEO for each $100 of compensation awarded each fiscal year to the value earned by shareholders over the same period. We have indexed these values at $100 to provide a meaningful comparison.
The graphic and table below illustrate that the actual value of CEO compensation is aligned with the experience of shareholders because CEO realized and realizable compensation directly correlates to TSR performance. This analysis shows that the executive compensation program has performed as intended, reinforcing accountability as the actual value (realized and realizable) for each fiscal year fluctuates with our share performance.

Fiscal year	Total direct compensation awarded (1)	Actual value (realized and realizable) at June 30, 2023 (2)	Period	Value of $100
				CEO(3)	Shareholders(4)
2019	$8,082,359	$9,857,985	July 1, 2018 to June 30, 2023	$121.97	$130.37
2020	$9,702,562	$6,277,263	July 1, 2019 to June 30, 2023	$64.70	$109.52
2021	$20,930,804	$8,608,640	July 1, 2020 to June 30, 2023	$41.13	$104.45
2022	$15,920,496	$9,789,848	July 1, 2021 to June 30, 2023	$61.49	$86.05
2023	$23,227,232	$14,663,667	July 1, 2022 to June 30, 2023	$63.13	$113.46
_________________________
(1)Includes salary, short-term incentive, stock awards and option awards, as reported in the summary compensation table each year. For Fiscal 2021 and Fiscal 2023, the value of performance stock options included in total direct compensation awarded represents the grant date fair value as calculated in accordance with ASC Topic 718 as reported in the Summary Compensation Table for the applicable year.
(2)Represents the actual value to the CEO of compensation awarded each year, realized between grant and June 30, 2023 or still realizable on June 30, 2023. Realized value includes cash compensation paid for the fiscal year, including salary, short-term incentive (earned for the fiscal year but paid in the following fiscal year), payouts of RSUs and PSUs that have vested, and gains realized from stock options exercised. Realizable value includes the value of RSUs and PSUs that have not vested, and outstanding stock options that were in-the-money.
(3)Represents the actual value (realized and realizable) to the CEO for each $100 of total direct compensation awarded for each fiscal year.
(4)Represents the cumulative value for each of the periods noted of a $100 investment in common shares made on the first trading day of the period, assuming dividends are reinvested.
Further, the value that our executives realize from our long-term incentive programs is a key driver of the pay for performance relationship. The table below illustrates the difference in actual value (realized and realizable) and the grant date fair value of stock and option awards as reported in the summary compensation table each year.
The actual value (realized and realizable) received by our CEO has been 46% lower than the grant date fair value of stock and option awards reported in the summary compensation table over the last five fiscal years.

Grant date	Number of stock awards (1)	Number of option awards (1)		Exercise price of options	Grant date fair value reported (2)	Actual value (realized and realizable) at June 30, 2023 (3)
August 6, 2018	—	161,040		$39.27	$1,407,800	$367,171
August 6, 2018	111,960	—		$—	$3,693,934	$6,510,189
August 5, 2019	—	273,010		$38.76	$1,751,342	$761,698
August 5, 2019	124,410	—		$—	$4,970,594	$2,534,939
August 10, 2020	—	213,680		$45.81	$1,750,993	$—
August 10, 2020	—	750,000	(4)	$45.81	$7,635,000	$—
August 10, 2020	174,810	—		$—	$8,991,036	$6,054,865
August 9, 2021	—	256,410		$52.62	$2,499,173	$—
August 9, 2021	144,160	—		$—	$9,621,323	$5,989,848
August 8, 2022	—	306,370		$39.09	$2,499,263	$753,670
August 8, 2022	184,770	—		$—	$9,189,844	$7,677,194
August 29, 2022	—	1,000,000	(4)	$31.89	$8,090,000	$2,784,679
Total (Reported vs. Actual Value)					$62,100,302	$33,434,253
________________________
(1)Number of stock and option awards reported in the Grants of Plan-Based Awards table relating to Fiscal 2019 to Fiscal 2023. PSUs are reported at target. All option awards granted remain outstanding and have not been exercised for value.
(2)The amount recognized as the aggregate grant date fair value of equity-based compensation awards, as calculated in accordance with ASC Topic 718 for the fiscal year in which the awards were granted, as reported in the summary compensation table for the applicable year.
(3)Based upon the closing price for the Company’s Common Shares as traded on the NASDAQ on June 30, 2023 of $41.55.
(4)In Fiscal 2021 and Fiscal 2023, Mr. Barrenechea was granted performance stock options with vesting subject to certain performance conditions. The amount in the table represents the grant date fair value as calculated in accordance with ASC Topic 718 for the fiscal year in which the awards were granted, as reported in the summary compensation table for the applicable year. The actual value of the performance stock options represents the number of performance stock options that have vested as of June 30, 2023, that have achieved certain performance criteria as discussed in “Long-Term Equity Grants to CEO” below.

Realizable Pay Analysis Relative to Peers
The following graph demonstrates the degree of alignment between our CEO realizable pay and OpenText TSR over the last three years relative to our current industry peer group. Companies that fall within the diagonal bar are generally viewed as peers having pay for performance alignment. Over the three-year period, our CEO realizable pay was aligned with TSR in the bottom quartile (and below all but three of our 21 peers), positioning our CEO within the zone of realizable alignment. This demonstrates the effectiveness of the pay for performance design of our executive compensation program as per plan design to recognize relative TSR performance.
The realizable pay analysis compares our relative TSR performance for the period of June 30, 2020 to June 30, 2023 to our current peer group for the same period, using publicly disclosed information. Realizable pay uses the values included in “Aligning CEO Pay with Shareholders’ Interests” table above.
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
We use a combination of fixed and variable compensation to motivate our executive officers to achieve our corporate goals. For Fiscal 2023, the basic components of our executive officer compensation program were:
•Fixed pay;
•Short-term incentives; and
•Long-term incentives.
To ensure alignment of the interests of our executive officers with the interests of our shareholders, our executive officers have a significant proportion of compensation “at risk.” Compensation that is “at risk” means compensation that may or may not be paid to an executive officer depending on whether the Company and such executive officer is able to meet or exceed applicable performance targets. Short-term incentives and long-term incentives meet this definition of compensation which is at risk, and long-term incentives are an additional incentive used to promote the creation of longer-term shareholder value. In general, the greater the executive officer’s influence upon our financial or operational results, the higher is the “at risk” portion of the executive officer’s compensation. The Board and the Compensation Committee have broad discretion to make positive or negative adjustments if it considers them to be reasonably appropriate. Discretion may, from time to time, be applied in order to avoid unintended windfalls or penalties for plan participants. Events that might warrant such discretionary adjustments include, but are not limited to, terrorism, political unrest, war, pandemics and natural disasters. No such discretion was applied to the variable cash incentive payouts nor long-term incentive payouts during Fiscal 2023.

The Compensation Committee annually considers the percentage of each Named Executive Officer’s total compensation that is “at risk” depending on the Named Executive Officer’s responsibilities and objectives.
The chart below provides the approximate percentage of target total compensation, reflective of the compensation adjustments discussed above, provided to each Named Executive Officer that was either fixed pay or “at risk” for Fiscal 2023:

Named Executive Officer	Fixed Pay Percentage (“Not At Risk”)	Short-Term Incentive Percentage (at 100% target) (“At Risk”)	Long-Term Incentive Percentage (at 100% target) (“At Risk”)
Mark J. Barrenechea	8%	11%	81%
Madhu Ranganathan	19%	19%	62%
Simon Harrison	22%	21%	57%
Muhi Majzoub	22%	21%	57%
Paul Duggan	27%	26%	47%

Fixed Pay
Fixed pay includes:
•Base salary;
•Perquisites; and
•Other benefits.

Base Salary
The base salary review for each Named Executive Officer considers factors such as current competitive market conditions and the individual’s particular skills (such as leadership ability and management effectiveness, experience, responsibility and proven or expected performance). The Compensation Committee obtains information regarding competitive market conditions through the assistance of management and our compensation consultants.
For details on our benchmarking process, see “Competitive Compensation” and “Peer Group” above.

Perquisites
Our Named Executive Officers receive a minimal amount of non-cash compensation in the form of executive perquisites. In order to remain competitive in the marketplace, our Named Executive Officers are entitled to some limited benefits that are not otherwise available to all of our employees, including:
•An annual executive medical physical examination; and
•An annual allowance to reimburse expenses to a pre-defined maximum related to financial planning, tax preparation or club memberships.

Other Benefits
We provide various employee benefit programs on the same terms to all employees, including our Named Executive Officers, such as, but not limited to:
•Medical health insurance;
•Dental insurance;
•Life insurance; and
•Tax-based retirement savings plans matching contributions.

Short-Term Incentives
In Fiscal 2023, all of our Named Executive Officers participated in our short-term incentive plan, which is designed to motivate achievement of our short-term corporate goals. These short-term corporate goals are typically derived from our annual business plan which is prepared by management and approved by the Board at the start of the fiscal year. Awards made under the short-term incentive plan are made using cash only.
The amount of the short-term incentive payable to each Named Executive Officer, in general, is based on the attainment of pre-established quantitative corporate objectives related to improving shareholder and company value, as applicable, which are reviewed and approved by the Compensation Committee and the Board. Mr. Barrenechea, Mrs. Ranganathan and Mr. Majzoub’s objectives consist of worldwide revenues, AOI and the MF SPIP.
Worldwide revenues are derived from the “Total Revenues” line of our audited income statement with certain adjustments relating to the aging of accounts receivable. Worldwide revenues are an important metric for measuring our growth and profitability to help us to assess our Named Executive Officers’ performance.
AOI, which is intended to reflect the operational effectiveness of our leadership by showing our ability to generate profits from our operational activities, is calculated as total revenues less the total cost of revenues and operating expenses excluding amortization of intangible assets, special charges and stock-based compensation expense. AOI is also adjusted to remove the impact of foreign exchange.
Due to his responsibilities as Executive Vice President, Enterprise Sales, Mr. Harrison’s objectives consist of enterprise license revenue, first year maintenance (FYM), cloud new contract value (NCV), Enterprise professional services revenue (PS) primarily within North America and EMEA and AOI and MF SPIP.
Enterprise license revenues are a component of “License” revenue line of our audited income statement. FYM is allocated for the first annual term of maintenance as invoiced for new license deals, which is a component of our “Customer support” revenue line of our audited income statement. NCV is the total projected commissionable incremental revenue in a signed and written agreement between the Company and its customer. It represents the minimum amount of new revenue that we expect to receive from a contract. For the purposes of calculating the achievement of this performance objective, we consider only NCV that is derived from new business. Enterprise PS revenues are a component of our “Professional Services and Other” line of our audited income statement.
In Fiscal 2023, Mr. Duggan held the role of Executive Vice President, Worldwide Renewals from July 2022 through December 2022. Due to his responsibilities in this role, Mr. Duggan’s objectives consisted of team cloud revenue and customer support revenue and AOI for this time period. Mr. Duggan transitioned to the role of Executive Vice President, Chief Customer Officer in January 2023. Due to his responsibilities as Executive Vice President, Chief Customer Officer, Mr. Duggan’s objectives changed and consist of team cloud revenue, customer support revenue, and the addition of enterprise professional services revenue (PS) and AOI. Team cloud revenues are a component of “Cloud services and subscriptions” revenue line of our audited income statement and customer support revenues are a component of our “Customer support” revenue line of our audited income statement, and enterprise professional services revenues are a component of our “Professional Services” revenue line of our audited income statement. Mr. Duggan objectives also included the MF SPIP.
For Fiscal 2023, the following table illustrates the total short-term target awards, excluding the MF SPIP, for each Named Executive Officer, along with the associated weighting of the related performance measures.

Named Executive Officer	Total Target Award	Worldwide Revenues	Enterprise License, FYM, NCV and PS Revenue	Team Cloud, Customer Support and PS Revenue		Worldwide Adjusted Operating Income
Mark J. Barrenechea	$1,425,000	50%	N/A	N/A		50%
Madhu Ranganathan	$660,000	50%	N/A	N/A		50%
Simon Harrison	$550,000	N/A	70%	N/A		30%
Muhi Majzoub	$550,000	50%	N/A	N/A		50%
Paul Duggan	$550,000	N/A	N/A	70%	(1)	30%
_______________________________
(1)Mr. Duggan transitioned from the role of Executive Vice President, Worldwide Renewals to Executive Vice President, Chief Customer Officer in January 2023. For Fiscal 2023, team cloud and customer support revenue were performance measures from July 2022 through December 2022 and team cloud, customer support and PS revenue were performance measures from January 2023 through June 2023. Therefore, total short-term awards were prorated in accordance with the associated weighting in the table above.
For the short-term incentive award amounts that would be earned at each of threshold, target and maximum levels of performance, see “Grants of Plan-Based Awards for Fiscal 2023” below.

For each performance measure noted above, the Compensation Committee approves the total target award eligible to be earned by a Named Executive Officer, and the Board applies a threshold and target level of performance. Where applicable, the Board also applies an objective formula for determining the percentage payout under awards for levels of performance above and below threshold and target. To the extent the performance goal is exceeded, the award will be proportionately greater. The threshold and target levels and payout formula are set forth below as well as actual performance and payouts as a percentage of targets achieved in Fiscal 2023. The Fiscal 2023 performance goal for worldwide adjusted operating income was set slightly below actual performance in Fiscal 2022 as a result of our long-term strategic plan to increase organic growth through an $80 million investment in research and development and sales and marketing. Without this strategic investment, which increased expenses and resulted in a reduction in the AOI target, the AOI goal would have been flat compared to the prior year actual results (excluding foreign currency headwinds for revenue).
The table below illustrates the percentage of the target awards paid to our Named Executive Officers in accordance with our actual results achieved during Fiscal 2023, with pre-established plan adjustments to remove the impact of foreign exchange as compared to plan (i.e. use of budgeted foreign exchange rates), which are outside of the control of the executives.

Objectives (in millions)	Threshold Target	Target	Fiscal 2023 Actual	% Target Actually Achieved	% of Payment per Fiscal 2023 Payout Table
Worldwide Revenues	$3,202	$3,558	$3,532	99%	85%
Enterprise License, FYM, NCV and PS Revenue	$968	$1,076	$964	90%	15%
Team Cloud, Customer Support and PS Revenue	$2,495	$2,772	$2,804	101%	158%
Worldwide Adjusted Operating Income (1)	$1,017	$1,130	$1,128	100%	100%
______________________________
(1)This is a non-GAAP measure, calculated as total revenues less the total cost of revenues and operating expenses excluding amortization of intangible assets, special charges and stock-based compensation expense.
In Fiscal 2023, we achieved 99% of our worldwide revenue target; 90% of our enterprise license, FYM, NCV and PS revenue; 101% of our team cloud, customer support and PS revenue; and 100% of our AOI target. The table below illustrates under the “% Attainment” column that an achievement of 99% of target for the worldwide revenue performance criteria results in an award payment of 85% of the target award amount; an achievement of 90% of target for the enterprise license, FYM, NCV and PS revenue performance criteria results in an award payment of 15% of the target award amount; an achievement of 101% of target for the team cloud, customer support and PS revenue performance criteria results in an award payment of 158%; and an achievement of 100% of target for the AOI performance criterion results in an award payment of 100% of the target award amount.
Our short-term incentive payout structure illustrated below is asymmetrical with the maximum attainment of 102%, resulting in a 200% payout, because this provides an incentive for significant revenue and AOI growth for the Company. For example, in Fiscal 2023, if revenues and AOI achieved the maximum attainment of 102%, it would have equated to $3.7 million in additional short-term incentive payouts for our CEO and other Named Executive Officers but would have also resulted in approximately an additional $71 million in revenues and $23 million in AOI for OpenText and its shareholders.

Worldwide Revenues, Enterprise License, FYM, NCV and PS Revenue, Team Cloud and Customer Support Revenue, Team Cloud, Customer Support, and PS Revenue and Worldwide Adjusted Operating Income - Attainment and Corresponding Payment
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	—%	100.0%	100%
90 - 91%	15%	100.5%	125%
92 - 93%	40%	101.0%	150%
94 - 95%	55%	101.5%	175%
96 - 97%	70%	102% and above	200% cap
98 - 99%	85%
Formula: Actual / Target = % of Attainment
(Linear x25 for every 0.5% over 100%)

 The actual short-term incentive award earned by each Named Executive Officer for Fiscal 2023 was determined in accordance with the formulas described above and reflects the strong performance levels achieved by the Company in Fiscal 2023 related to this “at risk” compensation component. We have set forth below for each Named Executive Officer the award amount actually paid for Fiscal 2023, and the percentage of target award amount reflected by the actual award paid, broken out by performance measure as follows:
Mark J. Barrenechea

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$712,500	$106,875	$605,625	85%
Worldwide Adjusted Operating Income	$712,500	$106,875	$712,500	100%
Total	$1,425,000	$213,750	$1,318,125	93%
Madhu Ranganathan

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$330,000	$49,500	$280,500	85%
Worldwide Adjusted Operating Income	$330,000	$49,500	$330,000	100%
Total	$660,000	$99,000	$610,500	93%
Simon Harrison

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Enterprise License, FYM, NCV and PS Revenue	$385,000	$57,750	$57,750	15%
Worldwide Adjusted Operating Income	$165,000	$24,750	$165,000	100%
Total	$550,000	$82,500	$222,750	41%
Muhi Majzoub

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$275,000	$41,250	$233,750	85%
Worldwide Adjusted Operating Income	$275,000	$41,250	$275,000	100%
Total	$550,000	$82,500	$508,750	93%
Paul Duggan

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Team Cloud, Customer Support and PS Revenue	$385,000	$57,750	$608,300	158%
Worldwide Adjusted Operating Income	$165,000	$24,750	$165,000	100%
Total	$550,000	$82,500	$773,300	141%

Micro Focus Special Performance Incentive Plan (MF SPIP)
The Fiscal 2023 short-term incentive plan performance results and targets discussed above excluded the Micro Focus results for the five-month period from February 2023 to June 2023. No adjustment was made to the expected performance of stand-alone OpenText operations. This was to ensure line of sight to achievement and measurement of the performance objectives set for the OpenText operations, excluding the impact of the acquisition for the fiscal year commencing July 1, 2022.

The MF SPIP was added to our compensation program to account for the Micro Focus Acquisition on January 31, 2023. Our CEO and other Named Executive Officers increased their responsibilities while leading the larger, integrated Company after the acquisition, so their short-term target incentives relating to Micro Focus revenues for the last five months ending June 30, 2023 were adjusted. The core worldwide incentive plan in place prior to the acquisition focused on metrics attributable to OpenText stand-alone operations, so an incremental incentive plan was introduced with a new measure tied to the immediate five-month stabilization of Micro Focus revenues for the period of February 1, 2023 to June 30, 2023. This met the total company objectives of continued focus on delivering on the OpenText business objectives for the year while also delivering on the Micro Focus integration plan and Micro Focus customer retention. The MF SPIP is tied to Micro Focus revenues, which is included in the “Total Revenues” line of our audited income statement with certain adjustments relating to the aging of accounts receivable. This is an important metric for measuring the stabilization of Micro Focus revenues.
The Committee approved this program to pay $1.6 million in bonuses to our Named Executive Officers for achieving the goal of between $864 million and $944 million in Micro Focus revenue (96% and 104.9%, respectively, of $900 million target). We achieved $978 million in Micro Focus revenues, equating to 108.6% of target, which resulted in a total of $3.2 million in bonuses paid under the MF SPIP (200% payout). This recognized the short-term business objective of stabilizing Micro Focus’ revenue and acknowledged the increased scope of the roles of the Named Executive Officers who assumed additional accountability for the combined OpenText and Micro Focus organizations.
The amount of the MF SPIP payable to each Named Executive Officer, in general, is based on the attainment of pre-established quantitative corporate objectives which were reviewed and approved by the Compensation Committee and the Board.
The table below illustrates the percentage of the target awards related to the MF SPIP paid to our Named Executive Officers in accordance with our actual results achieved during Fiscal 2023, with adjustments to remove the impact of foreign exchange as compared to budgeted rates, which are outside of the control of the executives.

Objective (in millions)	Threshold Target	Target	Fiscal 2023 Actual	% Target Actually Achieved	% of Payment per Fiscal 2023 Payout Table
FY23 Micro Focus Revenues for the five months ended June 30, 2023	$846	$900	$978	109%	200%
In Fiscal 2023, we achieved 108.6% of our MF SPIP target. The table below illustrates under the “% Attainment” column that an achievement of 108.6% of target for the MF SPIP performance criteria results in an award payment of 200% of the target award amount.

FY23 Micro Focus Special Performance Incentive Plan
% Attainment	% Payment
0 - 93.9%	—%
94.0 - 95.9%	50%
96.0 - 104.9%	100%
105.0 - 106.9%	150%
107% and above	200% cap
Formula: Actual / Target = % of Attainment
For Fiscal 2023, the following table illustrates the MF SPIP award amount actually paid and the percentage of target award amount represented by the actual award paid for each Named Executive Officer.

Named Executive Officer	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Mark J. Barrenechea	$590,000	$295,000	$1,180,000	200%
Madhu Ranganathan	$250,000	$125,000	$500,000	200%
Simon Harrison	$250,000	$125,000	$500,000	200%
Muhi Majzoub	$250,000	$125,000	$500,000	200%
Paul Duggan	$250,000	$125,000	$500,000	200%

Long-Term Incentives
As with many North American software and technology companies, we have a general practice of granting variable long-term incentives to executive officers, including our Named Executive Officers. Our long-term incentives represent a significant proportion of our Named Executive Officers’ total compensation, and its purpose is two-fold: (i) as a component of a competitive compensation package; and (ii) to align the interests of our Named Executive Officers with the interests of our shareholders. The target value of the annual grants are consistent with competitive market practice, set to ensure that annual total direct target compensation package is appropriately positioned relative to our industry peer group for each Named Executive Officers. Grant amounts take into account the desired pay mix, competitive positioning and internal equity across our Named Executive Officers. Vesting occurs over time, to ensure alignment with our performance over the longer term. Usually, a very high percentage of the long-term incentive is “at risk” indicating we will not provide any compensation to the executive unless shareholders have received a positive return.

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
The performance goals and the weightings of performance goals under each LTIP are first recommended by the Compensation Committee and then approved by the Board. Grants are generally made annually and are comprised of the components outlined in the table below. No dividends were paid or accrued on PSUs or RSUs for grants made prior to Fiscal 2023. For grants made during or after Fiscal 2023, when cash dividends are paid by the Company on outstanding Common Shares, the Company will credit additional dividend equivalent PSUs and RSUs to the participant’s account. Dividend equivalent PSUs and RSUs will be subject to the same terms and conditions as the granted PSUs or RSUs, as applicable, and vest and are settled at the same time and in the same form as the PSUs or RSUs to which such dividend equivalent PSUs or RSUs relate.

Vehicle	% of Total LTIP	Description	Vesting	Payout
Performance Share Units (PSUs)	50% of LTIP target award value	The value of each PSU is equivalent to one Common Share. The number of PSUs granted is determined by converting the dollar value of the target award to PSUs, based on an average share price determined at time of Board grant. The number of PSUs to vest will be based on the Company’s relative TSR at the end of a three-year period as compared to the TSR of companies comprising the performance peer group. For Fiscal 2023, Relative TSR was measured against the constituents of the S&P MidCap400 Software and Services Index and for Fiscal 2024, Relative TSR will be measured against the constituents of the NASDAQ Composite Index.	Cliff vesting in the third year following the determination by the Board that the performance criteria have been met.	Once vested, units will be settled in either Common Shares or cash, at the discretion of the Board. We expect to settle these awards in Common Shares.
Restricted Share Units (RSUs)	25% of LTIP target award value	The value of each RSU is equivalent to one Common Share. The number of RSUs granted is determined by converting the dollar value of the target award to RSUs, based on an average share price determined at time of Board grant.	Cliff vesting, generally three years after grant date.	Once vested, units will be settled in either Common Shares or cash, at the discretion of the Board. We expect to settle these awards in Common Shares.
Stock Options	25% of LTIP target award value	The dollar value of the target award is converted to a number of options using a Black-Scholes model. The exercise price is equal to the closing price of our Common Shares on the trading day preceding the date of grant.	Vesting is typically 25% on each of the first four anniversaries of grant date. Options expire seven years after the grant date.	Once vested, participants may exercise options for Common Shares.

Payouts under LTIP grants:
•May be subject to certain limitations in the event of early termination of employment or change in control of the Company; and
•Are subject to mandatory repayment or “claw-back” in the event of fraud, willful misconduct or gross negligence by an employee, including a Named Executive Officer, affecting the financial performance or financial statements of the Company or the price of our Common Shares.

LTIP
Grants made in Fiscal 2023 under the LTIP were granted on August 8, 2022 with the goal of measuring performance over a three-year period (from July 1, 2022 to September 15, 2025). The table below illustrates the target value of each element under the LTIP for each Named Executive Officer.

Named Executive Officer	Performance Share Units Value	Restricted Share Units Value	Stock Options Value	Total
Mark J. Barrenechea	$5,000,000	$2,500,000	$2,500,000	$10,000,000
Madhu Ranganathan	$1,100,000	$550,000	$550,000	$2,200,000
Simon Harrison	$742,500	$371,250	$371,250	$1,485,000
Muhi Majzoub	$742,500	$371,250	$371,250	$1,485,000
Paul Duggan	$500,000	$250,000	$250,000	$1,000,000

The LTIP is an annual program. For details of our previous LTIPs, see Item 11 of our Annual Report on Form 10-K for the relevant year.

LTIP - PSUs
With respect to our PSUs, we used relative TSR to benchmark the Company’s performance against the performance of the corporations comprising the constituents of the S&P Mid Cap 400 Software & Services Index for the Fiscal 2023 award. The S&P Mid Cap 400 Software & Services Index is comprised of a subset of software and services companies of the S&P Mid Cap 400, which consists of 400 U.S. public companies with market capitalization of $1.4 billion to $17.8 billion and is a measure of the performance of mid-sized companies. Relative TSR is the sole measure for each Named Executive Officer’s performance over the relevant three-year period with respect to PSUs.
PSUs granted for Fiscal 2024 will include a Relative TSR metric as part of their long-term incentive plan design. Relative TSR will be calculated in comparison to the NASDAQ Composite Index which correlates better to our own market movement. The NASDAQ Composite Index will replace the previous index for the Fiscal 2024 grant. This change reflects our new size and scope of operations as a result of the Micro Focus Acquisition while providing for a larger peer group reflecting a wide range of shareholder alternatives for investment choices.

If the Company’s cumulative Relative TSR, compared to the cumulative TSR of the Index is:	Then the percentage of the PSU target award that will be paid out will be:
Below 25th percentile	0%
25th percentile	50%
50th percentile	100%
80th percentile	200%
Any target percentile achieved between 25th and 80th percentile will be interpolated to determine a payout that can range from 50% to 200% of the target award. External benchmarking shows that the threshold of the 25th percentile with a 50% payout, is the majority practice among our peer group.
The amounts that may be realized for PSU awards are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2023, and applied to the number of PSUs granted to the Named Executive Officers on August 8, 2022, based on the levels of achievement disclosed above. See “Grants of Plan-Based Awards in Fiscal 2023” for the number of PSUs granted in Fiscal 2023.

LTIP PSUs value as of June 30, 2023
Named Executive Officer	50% Payout	100% Payout	200% Payout
Mark J. Barrenechea	$2,635,579	$5,271,158	$10,542,316
Madhu Ranganathan	$579,831	$1,159,661	$2,319,322
Simon Harrison	$391,339	$782,677	$1,565,354
Muhi Majzoub	$391,339	$782,677	$1,565,354
Paul Duggan	$263,593	$527,186	$1,054,372

LTIP - RSUs
RSUs vest after three years and do not have any specific performance-based vesting criteria. Provided the eligible employee remains employed throughout the vesting period, all RSUs granted will become vested RSUs at the end of the three year period.
The following RSU award values have been calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2023, and applied to the number of RSUs granted to the Named Executive Officers on August 8, 2022. See “Grants of Plan-Based Awards in Fiscal 2023” for the number of RSUs granted in Fiscal 2023.

LTIP RSUs
Named Executive Officer	Value as of June 30, 2023
Mark J. Barrenechea	$2,635,558
Madhu Ranganathan	$579,830
Simon Harrison	$391,567
Muhi Majzoub	$391,567
Paul Duggan	$263,593

LTIP - Stock Options
The stock options granted in connection with the annual LTIP program vest over four years, do not have any specific performance-based vesting criteria and, if not exercised, expire after seven years. Our Named Executive Officers will realize value on these stock options only if there is future OpenText share price appreciation from the date of grant. For a discussion of the assumptions used in the valuation of stock options, see Note 13 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
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

Other Long-Term Equity Grants
In Fiscal 2023, we made a grant of stock options to our Named Executive Officers (excluding our CEO - see “Long-Term Equity Grants to CEO”), following the announcement of the Micro Focus Acquisition. The stock option grants have a four-year vesting horizon and do not begin vesting until year two. With the increased size of the organization, which includes the Named Executive Officers leading a larger combined OpenText organization for their respective functions, the objective of the one-time grants was to retain and engage the leadership team to successfully integrate Micro Focus and execute on the combined company’s operational goals over the next two to four years in order to achieve sustainable growth and long-term shareholder value.

Long-Term Equity Grants to CEO
In connection with the Compensation Committee’s review of competitive compensation and the review of Mr. Barrenechea’s performance, as discussed earlier under “Compensation Decisions for Fiscal 2023”, on August 29, 2022, Mr. Barrenechea was awarded a grant of performance stock options with an exercise price of $31.89, a seven-year term, and vesting subject to certain performance conditions provided that Mr. Barrenechea remains an employee. The grant was made after the announcement of the Micro Focus Acquisition and was in recognition of the size, importance and need to achieve the stated benefits and synergies associated with the transaction.
These performance options will vest based on the extent to which the average closing price (ACP) of the Common Shares on the NASDAQ for the trading days in any fiscal quarter commencing October 1, 2022, prior to the expiration of the options, exceeds the exercise price by a specified percentage or greater (subject to a linear interpolation for quarterly ACP between the performance levels outlined below). Absolute share growth at target performance ($44.65 reflecting an increase of 40%) will result in 500,000 options vesting, with no options vesting below threshold performance ($38.27 reflecting an increase of 20%) and 1,000,000 options vesting if maximum performance is achieved ($51.02 reflecting an increase of 60%). No more than 1,000,000 performance options (2x target) may vest under the award.

ACP Increase (%)	Illustrative ACP ($)	Aggregate Number of Options to Vest
Threshold (20%)	$38.27	200,000
30%	$41.46	350,000
Target (40%)	$44.65	500,000
50%	$47.84	750,000
Maximum (60%)	$51.02	1,000,000
To the extent that any performance options vest during the first five-year period, the options (or the underlying Common Shares upon exercise) must be held by Mr. Barrenechea until the earlier of the fifth anniversary of the date of grant and the date he ceases to be an employee. Any performance options that vest may be exercised by Mr. Barrenechea during this five-year period, provided that the Common Shares acquired on exercise, net of a number of Common Shares that may be sold by Mr. Barrenechea to fund the exercise price and any income taxes payable as a result of such exercise, must be held by Mr. Barrenechea for this same period.

Executive Change in Control and Severance Benefits
Our severance benefit agreements are designed to provide reasonable compensation to departing senior executive officers under certain circumstances. While we do not believe that the severance benefits would be a determinative factor in a senior executive’s decision to join or remain with the Company, the absence of such benefits, we believe, would present a distinct competitive disadvantage in the market for talented executive officers. Furthermore, we believe that it is important to set forth the benefits payable in triggering circumstances in advance to avoid future disputes or litigation.
The severance benefits we offer to our senior executive officers are competitive with similarly-situated individuals and companies. We have structured our senior executive officers’ change in control benefits as “double trigger” benefits, meaning that the benefits are paid only in the event of, first, a change in control transaction, and second, a change in relationship between the Company and the senior executive officer within one year after the transaction. These benefits attempt to provide an incentive to our senior executive officers to remain employed with the Company in the event of such a transaction.

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
The Board originally implemented the Share Ownership Guidelines in October 2009 and recommends that equity ownership levels be achieved within five years of becoming a member of the executive leadership team, including Named Executive Officers. The Board also recommends that the executive leadership team retain their ownership levels for as long as they remain members of the executive leadership team.

Named Executive Officers
Named Executive Officers may achieve these Share Ownership Guidelines through the exercise of stock option awards, Common Shares received as a result of vested RSUs or PSUs, purchases under the OpenText Employee Stock Purchase Plan (ESPP), through open market purchases made in compliance with applicable securities laws or through any equity plan(s) we may adopt from time to time providing for the acquisition of Common Shares. Until the Share Ownership Guidelines are met, it is recommended that a Named Executive Officer retain a portion of any stock option exercise or LTIP award in Common Shares to contribute to the achievement of the Share Ownership Guidelines. Common Shares issuable pursuant to the unexercised options are not counted towards meeting the equity ownership target.
All Named Executive Officers had complied with the Share Ownership Guidelines for Fiscal 2023. However, due to increases in responsibilities and related compensation in Fiscal 2023, Mr. Duggan is currently below the requirements of the Share Ownership Guidelines and expects to be compliant in Fiscal 2024.
Directors
With respect to non-management directors, both Common Shares and deferred stock units (DSUs) are counted towards the achievement of the Share Ownership Guidelines. The Company currently has a Directors’ Deferred Share Unit Plan (DSU Plan), whereby any non-management director of the Company may elect to defer all or part of his or her retainer and/or fees in the form of common stock equivalents. As of the date of this Annual Report on Form 10-K, all non-management directors, have exceeded the Share Ownership Guidelines applicable to them, which is five times their annual retainer. For further details, see the table below titled “Director Compensation for Fiscal 2023.”

Insider Trading Policy
All of our employees, officers and directors, including our Named Executive Officers, are required to comply with our Insider Trading Policy. Our Insider Trading Policy prohibits the purchase, sale or trade of our securities with the knowledge of material inside information. In addition, our Insider Trading Policy prohibits our employees, officers and directors, including our Named Executive Officers, from, directly or indirectly, short selling any security of the Company or entering into any other arrangement that results in a gain only if the value of the Company’s securities decline in the future, selling a “call option” giving the holder an option to purchase securities of the Company, or buying a “put option” giving the holder an option to sell securities of the Company. The definition of “trading in securities” includes any derivatives-based, monetization, non-recourse loan or similar arrangement that changes the insider’s economic exposure to or interest in securities of the Company and which may not necessarily involve a sale.
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

	Fiscal Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (1)(5)	All Other Compensation ($) (6)		Total ($)
Mark J. Barrenechea	2023	$950,000	—	$9,189,844	$10,589,263	$2,498,125	$21,050	(7)	$23,248,282
Vice Chair, Chief Executive Officer and Chief Technology Officer	2022	$950,000	—	$9,621,323	$2,499,173	$2,850,000	$16,947	(8)	$15,937,443
	2021	$890,625	—	$8,991,036	$9,385,993	$1,663,150	$31,825	(8)	$20,962,629

Madhu Ranganathan	2023	$688,750	—	$2,021,796	$1,588,832	$1,110,500	$—	(9)	$5,409,878
Executive Vice President and Chief Financial Officer	2022	$600,000	—	$1,924,114	$499,815	$1,200,000	$—	(8)	$4,223,929
	2021	$468,750	—	$1,765,137	$1,319,658	$937,534	$—	(8)	$4,491,079

Simon Harrison	2023	$575,000	—	$1,364,721	$1,410,180	$722,750	$304,118	(10)	$4,376,769
Executive Vice President, Enterprise Sales	2022	$500,000	—	$1,298,676	$337,434	$1,000,000	$304,118	(10)	$3,440,228
	2021	$421,875	—	$1,415,475	$1,140,192	$844,239	$304,118	(10)	$4,125,899

Muhi Majzoub	2023	$562,500	—	$1,364,721	$1,410,180	$1,008,750	$4,329	(11)	$4,350,480
Executive Vice President, Chief Product Officer	2022	$500,000	—	$1,298,676	$337,434	$1,000,000	$4,995	(8)	$3,141,105
	2021	$398,437	—	$1,377,238	$1,087,917	$796,904	$—	(8)	$3,660,496

Paul Duggan	2023	$575,000	—	$919,134	$1,288,957	$1,273,300	$10,110	(12)	$4,066,501
Executive Vice President, Chief Customer Officer	2022	N/A	N/A	N/A	N/A	N/A	N/A	(13)	N/A
	2021	N/A	N/A	N/A	N/A	N/A	N/A	(13)	N/A
___________________________________
(1)Amounts reflect Fiscal 2021 COVID-19 compensation adjustments, which included a base salary reduction for each of the Named Executive Officers effective May 15, 2020, and the subsequent restoration of those adjustments which became effective December 1, 2020. See Item 11 of our Annual Report on Form 10-K for Fiscal 2021 for further details on our COVID-19 compensation adjustments.
(2)Amounts set forth in this column for Fiscal 2021 represent a special performance bonus, approved by the Board, equal to an amount equal to the reductions in their Fiscal 2020 salary and annual incentive payout made pursuant to the previously disclosed COVID-19 compensation adjustments. A special performance bonus was paid in September 2020; however, as it related to performance in Fiscal 2020, the bonus received by each of the Named Executive Officers was included in Fiscal 2020.
(3)The amounts set forth in this column represent the aggregate grant date fair value, as computed in accordance with ASC Topic 718 “Compensation-Stock Compensation” (Topic 718). Grant date fair value may vary from the target value indicated in the table set forth above in the section “LTIP.” For a discussion of the assumptions used in these valuations, see Note 13 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. For the maximum value that may be received under the PSU awards granted in Fiscal 2023 by each Named Executive Officer, see the “Maximum” column under “Estimated Future Payouts under Equity Incentive Plan Awards” under the “Grants of Plan-Based Awards in Fiscal 2023” table below.
(4)Amounts set forth in this column represent the amount recognized as the aggregate grant date fair value of stock option awards, as calculated in accordance with Topic 718 for the fiscal year in which the awards were granted. In all cases, these amounts do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. The performance options granted to Mr. Barrenechea in Fiscal 2021 and Fiscal 2023 have been reflected and valued here, assuming all performance conditions are satisfied. Please also see “Long-Term Equity Grants to CEO” and “Grants of Plan-Based Awards in Fiscal 2023” for details of target performance value and vesting. For a discussion of the assumptions used in this valuation, see Note 13 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
(5)The amounts set forth in this column for Fiscal 2023 represent payments under the short-term incentive plan based on actual performance achieved.
(6)Except as otherwise indicated the amounts in “All Other Compensation” primarily include (i) medical examinations and (ii) tax preparation and financial advisory fees paid. “All Other Compensation” does not include benefits received by the Named Executive Officers which are generally available to all our salaried employees.
(7)Represents amounts we paid, reimbursed or attributed for international tax and financial planning and travel related items.
(8)For details of the amounts of fees or expenses we paid or reimbursed please refer to Summary Compensation Table in Item 11 of our Annual Report on Form 10-K for the corresponding fiscal years ended June 30, 2022 and June 30, 2021.
(9)The total value of all perquisites and personal benefits for this Named Executive Officer was less than $10,000, and, therefore, excluded.
(10)Represents amounts we paid or reimbursed for housing allowance inclusive of a related tax gross-up amount of $160,118, $160,118 and $160,118 for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.
(11)Represents amounts we paid or reimbursed for tax, financial, and estate planning.
(12)Represents amounts we paid or reimbursed for medical examinations and life insurance.
(13)The executive officer was not a Named Executive Officer during the fiscal year, and therefore compensation details have been excluded.

Grants of Plan-Based Awards in Fiscal 2023
The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during Fiscal 2023.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying (2)		Exercise or Base Price of Option Awards	Grant Date Fair Value of Options (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)		($/share)	Awards ($)
Mark J. Barrenechea	August 8, 2022	$508,750	$2,015,000	$4,030,000	306,370		$39.09	$2,499,263
	August 29, 2022				1,000,000	(6)	$31.89	$8,090,000

Madhu Ranganathan	August 8, 2022	$224,000	$910,000	$1,820,000	67,400		$39.09	$549,826
	November 7, 2022				180,000		$26.81	$1,039,006

Simon Harrison	August 8, 2022	$207,500	$800,000	$1,600,000	45,500		$39.09	$371,174
	November 7, 2022				180,000		$26.81	$1,039,006

Muhi Majzoub	August 8, 2022	$207,500	$800,000	$1,600,000	45,500		$39.09	$371,174
	November 7, 2022				180,000		$26.81	$1,039,006

Paul Duggan	August 8, 2022	$207,500	$800,000	$1,600,000	30,640		$39.09	$249,951
	November 7, 2022				180,000		$26.81	$1,039,006

		Estimated Future Payouts Under Equity Incentive Plan Awards (4)			All Other Stock Awards: Number of Securities Underlying (5)	Grant Date Fair Value of Stock (3)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Stock (#)	Awards ($)
Mark J. Barrenechea	August 8, 2022	61,590	123,180	246,360	61,590	$9,189,844
Madhu Ranganathan	August 8, 2022	13,550	27,100	54,200	13,550	$2,021,796
Simon Harrison	August 8, 2022	9,145	18,290	36,580	9,150	$1,364,721
Muhi Majzoub	August 8, 2022	9,145	18,290	36,580	9,150	$1,364,721
Paul Duggan	August 8, 2022	6,160	12,320	24,640	6,160	$919,134

____________________________
(1)Represents the threshold, target and maximum estimated payouts under our short-term incentive plan for Fiscal 2023. For further information, see “Compensation Discussion and Analysis - Our Compensation Program - Short-Term Incentives” above.
(2)For further information regarding our options granting procedures, see “Compensation Discussion and Analysis - Our Compensation Program - Long-Term Incentives” above.
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
(4)Represents the threshold, target and maximum estimated payouts under our LTIP PSUs for all Named Executive Officers. For further information, see “Compensation Discussion and Analysis - Our Compensation Program - Long-Term Incentives - LTIP” and Compensation Discussion and Analysis - Our Compensation Program - Long-Term Incentives - Long-Term Equity Grants to CEO” above.
(5)Represents the estimated payouts under our LTIP RSUs. For further information, see “Compensation Discussion and Analysis - Our Compensation Program - Long-Term Incentives - LTIP” above.
(6)Amount consists of the performance option award. The threshold, target and maximum estimated payout for the performance options reflect the vesting of 200,000, 500,000 and 1,000,000 options, respectively. The value of the performance option at the date of grant was as set forth herein, assuming the highest level of the performance condition is satisfied.

Outstanding Equity Awards at End of Fiscal 2023
The following table sets forth certain information regarding outstanding equity awards held by each Named Executive Officer as of June 30, 2023.

		Option Awards (1)						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Non- exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#) (3)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (3)
Mark J. Barrenechea	June 1, 2017	200,000	—	$32.63	June 1, 2024
	June 1, 2017	324,255	—	$32.63	June 1, 2024
	August 7, 2017	189,180	—	$34.49	August 7, 2024
	August 6, 2018	161,040	—	$39.27	August 6, 2025
	August 5, 2019	204,758	68,252	$38.76	August 5, 2026
	August 10, 2020	106,840	106,840	$45.81	August 10, 2027
	August 10, 2020	—	750,000	$45.81	August 10, 2027
	August 9, 2021	64,103	192,307	$52.62	August 9, 2028
	August 8, 2022	—	306,370	$39.09	August 8, 2029
	August 29, 2022	288,269	711,731	$31.89	August 29, 2029
	August 10, 2020					98,270	$4,083,119
	August 10, 2020							76,540	$3,180,237
	August 9, 2021					48,050	$1,996,478
	August 9, 2021							96,110	$3,993,371
	August 8, 2022					63,431	$2,635,572
	August 8, 2022							126,863	$5,271,144

Madhu Ranganathan	May 11, 2018	220,132	—	$34.71	May 11, 2025
	August 6, 2018	28,600	—	$39.27	August 6, 2025
	August 5, 2019	32,175	10,725	$38.76	August 5, 2026
	August 10, 2020	50,974	104,080	$45.81	August 10, 2027
	August 9, 2021	12,820	38,460	$52.62	August 9, 2028

	August 8, 2022	—	67,400	$39.09	August 8, 2029
	November 7, 2022	—	180,000	$26.81	November 7, 2029
	August 10, 2020					10,983	$456,344
	August 10, 2020							17,490	$726,710
	August 9, 2021					9,610	$399,296
	August 9, 2021							19,220	$798,591
	August 8, 2022					13,955	$579,834
	August 8, 2022							27,910	$1,159,669

Simon Harrison	November 6, 2017	40,000	—	$34.48	November 6, 2024
	August 6, 2018	12,510	—	$39.27	August 6, 2025
	August 5, 2019	14,625	4,875	$38.76	August 5, 2026
	August 10, 2020	42,978	90,774	$45.81	August 10, 2027
	August 9, 2021	8,655	25,965	$52.62	August 9, 2028
	August 8, 2022	—	45,500	$39.09	August 8, 2029
	November 7, 2022	—	180,000	$26.81	November 7, 2029
	August 10, 2020					8,839	$367,260
	August 10, 2020							13,670	$567,989
	August 9, 2021					6,490	$269,660
	August 9, 2021							12,970	$538,904
	August 8, 2022					9,424	$391,549
	August 8, 2022							18,837	$782,670

Muhi Majzoub	July 29, 2016	32,560	—	$29.75	July 29, 2023
	August 7, 2017	36,960	—	$34.49	August 7, 2024
	August 6, 2018	31,460	—	$39.27	August 6, 2025
	May 7, 2019	60,000	15,000	$40.20	May 7, 2026
	August 5, 2019	32,175	10,725	$38.76	August 5, 2026
	August 10, 2020	41,267	86,405	$45.81	August 10, 2027
	August 9, 2021	8,655	25,965	$52.62	August 9, 2028
	August 8, 2022	—	45,500	$39.09	August 8, 2029
	November 7, 2022	—	180,000	$26.81	November 7, 2029
	August 10, 2020					8,598	$357,247
	August 10, 2020							13,390	$556,355
	August 9, 2021					6,490	$269,660
	August 9, 2021							12,970	$538,904
	August 8, 2022					9,424	$391,549
	August 8, 2022							18,837	$782,670

Paul Duggan	August 6, 2018	2,502	—	$39.27	August 6, 2025
	May 7, 2019	30,000	15,000	$40.20	May 7, 2026
	August 5, 2019	4,875	4,875	$38.76	August 5, 2026
	August 10, 2020	12,237	32,893	$45.81	August 10, 2027
	August 9, 2021	4,808	14,422	$52.62	August 9, 2028
	August 8, 2022	—	30,640	$39.09	August 8, 2029
	November 7, 2022	—	180,000	$26.81	November 7, 2029
	August 10, 2020					3,438	$142,849
	August 10, 2020							5,470	$227,279
	August 9, 2021					3,600	$149,580
	August 9, 2021							7,210	$299,576
	August 8, 2022					6,344	$263,600
	August 8, 2022							12,688	$527,200
______________________________
(1)Options in the table above vest annually over a period of 4 years starting from the date of grant, with the exception of (i) options granted to certain of our executive officers on August 10, 2020 in recognition of their service which vest annually over a 5 year period, with the first vesting date being two years from the date of grant, (ii) options granted to certain of our executive officers on November 7, 2022 in recognition of their services which vest annually over a 4 year period, with the first vesting date being two years from the date of grant, and (iii) 750,000 performance options granted to the CEO in Fiscal 2021 and 1,000,000 performance options granted to the CEO in Fiscal 2023 both of which vest subject to the satisfaction of certain performance criteria. For additional detail, see “Compensation Discussion and Analysis - Our Compensation Program - Long-

Term Incentives - Long-Term Grants to CEO”, Item 11 of our Annual Report on Form 10-K for Fiscal 2021 and “Compensation Discussion and Analysis - Our Compensation Program - Long-Term Incentives - Long-Term Grants to CEO” above.
(2)Represents each Named Executive Officer’s target number of RSUs granted pursuant to our LTIP program, and other non-LTIP related RSUs, which vest upon the schedules described above in “Compensation Discussion and Analysis - Our Compensation Program - Long Term Incentives.” These amounts illustrate the market value as of June 30, 2023, based upon the closing price for the Company’s Common Shares as traded on the NASDAQ on such date of $41.55.
(3)Represents each Named Executive Officer’s target number of PSUs granted pursuant to our LTIP program, which vest upon the schedules described above in “Compensation Discussion and Analysis - Our Compensation Program - Long Term Incentives.” These amounts illustrate the market value as of June 30, 2023, based upon the closing price for the Company’s Common Shares as traded on the NASDAQ on such date of $41.55.

As of June 30, 2023, options to purchase an aggregate of 12,219,439 Common Shares had been previously granted and are outstanding under our stock option plans, of which 4,292,254 Common Shares were vested. Options to purchase an additional 5,950,832 Common Shares remain available for issuance pursuant to our stock option plans. Our outstanding options pool represents 4.5% of the Common Shares issued and outstanding as of June 30, 2023.
During Fiscal 2023, the Company granted options to purchase 4,964,650 Common Shares or 1.8% of the Common Shares issued and outstanding as of June 30, 2023.
Option Exercises and Stock Vested in Fiscal 2023
The following table sets forth certain details with respect to each of the Named Executive Officers concerning the exercise of stock options and vesting of stock in Fiscal 2023:

	Option Awards		Stock Awards (3)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
Mark J. Barrenechea	—	$—	94,552	$2,534,939
Madhu Ranganathan	—	$—	17,091	$482,806
Simon Harrison	—	$—	8,758	$256,941
Muhi Majzoub	37,840	$252,412	16,756	$470,133
Paul Duggan	—	$—	7,457	$207,724
_______________________________
(1)    “Value realized on exercise” is the excess of the market price, at date of exercise, of the shares underlying the options over the exercise price of the options.
(2)    “Value realized on vesting” is the market price of the underlying Common Shares on the vesting date.
(3)    Relates to the vesting of PSUs and RSUs under our LTIP program.
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
•The Named Executive Officer’s willful misconduct or gross negligence of a material nature in connection with the performance of his duties which is or could reasonably be expected to be injurious to the Company;
•The breach by the Named Executive Officer of his fiduciary duty or duty of loyalty to the Company;
•The Named Executive Officer’s intentional and unauthorized removal, use or disclosure of information relating to the Company, including customer information, which is injurious to the Company or its customers;
•The willful performance by the Named Executive Officer of any act of dishonesty or willful misappropriation of funds or property of the Company or its affiliates;
•The indictment of the Named Executive Officer or a plea of guilty or nolo contender to a felony or other serious crime involving moral turpitude;
•The material breach by the Named Executive Officer of any obligation material to his employment relationship with the Company; or
•The material breach by the Named Executive Officer of the Company’s policies and procedures which breach causes or could reasonably be expected to cause harm to the Company;
provided that in certain of the circumstances listed above, OpenText has given the Named Executive Officer reasonable notice of the reason for termination as well as a reasonable opportunity to correct the circumstances giving rise to the termination.
Change in Control
If there is a change in control of the Company and within one year of such change in control event, there is a change in the relationship between the Company and the Named Executive Officer without the Named Executive Officer’s written consent, we may be obligated to provide payments or benefits to the Named Executive Officer, unless such a change is in connection with the termination of the Named Executive Officer either for cause or due to the death or disability of the Named Executive Officer.
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
•A material reduction to the Named Executive Officer’s compensation, other than a similar reduction to the compensation of similarly situated executive officers;
•A relocation of the Named Executive Officer’s primary work location by more than fifty miles;
•A reduction in the title or position of the Named Executive Officer, other than (a) a change arising solely out of the Company becoming part of a larger organization following the change in control event or any related change in the reporting hierarchy or (b) a reorganization of the Company resulting in similar changes to the titles or positions of similarly situated executive officers.

None of our Named Executive Officers are entitled to the payments or benefits described below, or any other payments or benefits, solely upon a change in control where there is no change to the Named Executive Officer’s relationship with the Company.
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
No Change in Control

No change in control
		Base	Short term incentives (1)	LTIP (2)	Options (3)	Employee and Medical Benefits (4)
Mark J. Barrenechea	Termination without cause or Change in relationship	24 months	24 months	Prorated	Vested	24 months (5)
Madhu Ranganathan	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Simon Harrison	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Muhi Majzoub	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Paul Duggan	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
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
Within 12 Months of a Change in Control

Within 12 Months of a Change in Control
		Base	Short term incentives (1)	LTIP	Options (2)	Employee and Medical Benefits (3)
Mark J. Barrenechea	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months(4)
Madhu Ranganathan	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months
Simon Harrison	Termination without cause or Change in relationship	12 months	12 months	100% Vested	100% Vested	12 months
Muhi Majzoub	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months
Paul Duggan	Termination without cause or Change in relationship	12 months	12 months	100% Vested	100% Vested	12 months
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
In return for receiving the payments and the benefits described above, each Named Executive Officer must comply with certain obligations in favor of the Company, including a non-disparagement obligation. Also, each Named Executive Officer is bound by a confidentiality and non-solicitation agreement where the non-solicitation obligation lasts six months from the date of termination of his employment.
Any breach by a Named Executive Officer of any provision of his contractual agreements may only be waived upon the review and approval of the Board.
Quantitative Estimates of Payments upon Termination or Change in Control
Further information regarding payments to our Named Executive Officers in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each Named Executive Officer would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on June 30, 2023. Amounts (i) potentially payable under plans which are generally available to all salaried employees, such as life and disability insurance, and (ii) earned but unpaid, in both cases, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our Common Shares of $41.55 per share as reported on the NASDAQ on June 30, 2023, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:
•The salary and incentive payments are calculated based on the amounts of salary, incentive and benefit payments which were payable to each Named Executive Officer as of June 30, 2023; and
•Payments under the LTIPs are calculated as though 100% of outstanding LTIP awards have vested with respect to a termination without cause or change in relationship following a change in control event, and as though a pro-rated amount have vested with respect to no change in control event.
Actual payments made at any future date may vary, including the amount the Named Executive Officer would have accrued under the applicable benefit or compensation plan as well as the price of our Common Shares.

Named Executive Officer		Salary ($)	Short-term Incentive Payment ($)	Gain on Vesting of LTIP and Non-LTIP RSUs ($)	Gain on Vesting of Stock Options ($)	Employee Benefits ($)		Total ($)
Mark J. Barrenechea	Termination Without Cause / Change in Relationship with no Change in Control	$1,900,000	$2,850,000	$10,798,442	$—	$42,099	(1)	$15,590,541
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,900,000	$2,850,000	$21,159,919	$944,093	$42,099		$26,896,111
Madhu Ranganathan	Termination Without Cause / Change in Relationship with no Change in Control	$688,750	$660,000	$1,883,208	$—	$—		$3,231,958

	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,377,500	$1,320,000	$4,120,430	$2,848,927	$—	$9,666,857
Simon Harrison	Termination Without Cause / Change in Relationship with no Change in Control	$575,000	$550,000	$1,402,055	$—	$152,059	$2,679,114
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$575,000	$550,000	$2,918,057	$2,778,731	$152,059	$6,973,847
Muhi Majzoub	Termination Without Cause / Change in Relationship with no Change in Control	$562,500	$550,000	$1,381,259	$—	$4,329	$2,498,088
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,125,000	$1,100,000	$2,896,409	$2,815,303	$8,657	$7,945,369
Paul Duggan	Termination Without Cause / Change in Relationship with no Change in Control	$575,000	$550,000	$636,060	$—	$10,110	$1,771,170
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$575,000	$550,000	$1,610,063	$2,762,426	$10,110	$5,507,599
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

Director Compensation for Fiscal 2023
The following table sets forth summary information concerning the annual compensation received by each of the non-management directors of OpenText for the fiscal year ended June 30, 2023.

	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
P. Thomas Jenkins (3)	$200,000	$461,675	$—	$—	$—		$661,675
Randy Fowlie (4)	$84,500	$407,331	$—	$—	$—		$491,831
David Fraser (5)	$75,000	$295,888	$—	$—	$—		$370,888
Gail E. Hamilton (6)	$90,000	$345,559	$—	$—	$—		$435,559
Robert Hau (7)	$100,000	$267,321	$—	$—	$—		$367,321
Ann M. Powell (8)	$90,000	$262,678	$—	$—	$—		$352,678
Stephen J. Sadler (9)	$—	$445,805	$—	$—	$334,695	(14)	$780,500
Harmit Singh (10)	$6,250	$14,535	$—	$—	$—		$20,785
Michael Slaunwhite (11)	$1,850	$501,517	$—	$—	$—		$503,367
Katharine B. Stevenson (12)	$—	$469,825	$—	$—	$—		$469,825
Deborah Weinstein (13)	$24,750	$468,109	$—	$—	$—		$492,859
______________________________
(1)Non-management directors may elect to defer all or a portion of their retainer and/or fees in the form of Common Share equivalent units under our Directors’ Deferred Share Unit Plan (DSU Plan) based on the value of the Company’s shares as of the date fees would otherwise be paid. The DSU Plan, originally effective February 2, 2010, and amended and restated in October 2018, is available to any non-management director of the Company and is designed to promote greater alignment of long-term interests between directors of the Company and its shareholders. DSUs granted as compensation for directors’ fees vest immediately whereas the annual DSU grant vests at the Company’s next annual general meeting. No DSUs are payable by the Company until the director ceases to be a member of the Board.
(2)The amounts set forth in this column represents the amount recognized as the aggregate grant date fair value of equity-based compensation awards, inclusive of DSU dividend equivalents, as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards. For a discussion of the assumptions used in this valuation, see Note 13 “Share Capital, Option Plans and Share-based Payments” to our consolidated financial statements. In Fiscal 2023, Messrs. Jenkins, Fowlie, Fraser, Hau, Sadler, Singh and Slaunwhite and Mses. Hamilton, Powell, Stevenson and Weinstein received 15,609, 13,797, 10,210, 9,358, 15,150, 512, 16,795, 11,735, 9,217, 15,856, and 15,770 DSUs, respectively.
(3)As of June 30, 2023, Mr. Jenkins holds 151,162 DSUs. Mr. Jenkins serves as Chairman of the Board.
(4)As of June 30, 2023, Mr. Fowlie holds 127,953 DSUs.
(5)As of June 30, 2023, Mr. Fraser holds 35,703 DSUs.
(6)As of June 30, 2023, Ms. Hamilton holds 102,273 DSUs.
(7)As of June 30, 2023, Mr. Hau holds 20,371 DSUs.
(8)As of June 30, 2023, Ms. Powell holds 15,502 DSUs.
(9)As of June 30, 2023, Mr. Sadler holds 125,209 DSUs.
(10)Mr. Singh retired from the Board effective September 15, 2022.
(11)As of June 30, 2023, Mr. Slaunwhite holds 147,961 DSUs.
(12)As of June 30, 2023, Ms. Stevenson holds 126,494 DSUs.
(13)As of June 30, 2023, Ms. Weinstein holds 141,940 DSUs.
(14)During Fiscal 2023, Mr. Sadler received $334,695 in consulting fees, paid or payable in cash, for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

The Board sets the level of compensation for directors, based on the recommendations of the Corporate Governance and Nominating Committee. From time to time, the Corporate Governance and Nominating Committee reviews the amount and form of compensation paid to directors, having regard to the workload and responsibilities involved in being an effective director, and benchmarked against director compensation for comparable companies. The committee’s review may be conducted with the assistance of outside consultants. Directors who are salaried officers or employees receive no compensation for serving as directors. Mr. Barrenechea was the only employee director in Fiscal 2023. The material terms of our director compensation arrangements are as follows:

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
The Board has adopted a DSU Plan which is available to any non-management director of the Company. In Fiscal 2023, certain directors elected to receive DSUs instead of a cash payment for their directors’ fees. In addition to the scheduled fee arrangements set forth in the table above, whether paid in cash or DSUs, non-management directors also receive an annual DSU grant representing the long-term component of their compensation. The amount of the annual DSU grant is discretionary; however, historically, the amount of this grant has been determined and updated on a periodic basis with the assistance of the Compensation Committee and the compensation consultant and benchmarked against director compensation for comparable companies. For Fiscal 2023, the annual DSU grant was approximately $250,000 for each non-management director and approximately $320,000 for the Chairman of the Board. DSUs granted as compensation for directors’ fees vest immediately whereas the annual DSU grant vests at the Company’s next annual general meeting. No DSUs are payable by the Company until the director ceases to be a member of the Board.
As with its employees, the Company believes that granting compensation to directors in the form of equity, such as DSUs, promotes a greater alignment of long-term interests between directors of the Company and the shareholders of the Company and since Fiscal 2013 the Company has taken the position that non-management directors will receive DSUs instead of stock options where granting of equity awards is appropriate. All non-management directors have exceeded the Share Ownership Guidelines applicable to them, which is five times their annual retainer. For further details of our Share Ownership Guidelines as they relate to directors, see “Share Ownership Guidelines” above.
The Company does not have a retirement policy for its directors; however, the Company does review its director performance annually as part of its governance process.

Compensation Committee Interlocks and Insider Participation
The members of our Compensation Committee consist of Mr. Slaunwhite (Chair) and Mses. Hamilton, Powell and Weinstein. None of the members of the Compensation Committee have been or are an officer or employee of the Company, or any of our subsidiaries, or had any relationship requiring disclosure herein. None of our executive officers served as a member of the compensation committee of another entity (or other committee of the board of directors performing equivalent functions, or in the absence of any such committee, the entire board of directors) one of whose executive officers served as a director of ours.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information as of June 30, 2023 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of approximately 5% or more of our outstanding Common Shares, (ii) each director of our Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.
The number and percentage of shares beneficially owned as exhibited in Item 12 is based on filings made in accordance with the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting or investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of June 30, 2023. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
Jarislowsky, Fraser Ltd. (1) 1010 Sherbrooke St. West, Montreal QC H3A 2R7	16,804,467	6.20%
Harris Associates LP (1) 111 South Wacker Drive, Chicago, IL 60606	14,572,307	5.38%
P. Thomas Jenkins (2)	3,428,647	*
Mark J. Barrenechea (3)	2,913,517	*
Michael Slaunwhite (4)	1,082,270	*
Stephen J. Sadler (5)	463,866	*
Madhu Ranganathan (6)	451,870	*
Muhi Majzoub (7)	403,525	*
Randy Fowlie (8)	313,610	*
Simon Harrison (9)	203,540	*
Deborah Weinstein (10)	153,097	*
Katharine B. Stevenson (11)	143,281	*
Gail E. Hamilton (12)	93,440	*
Paul Duggan (13)	92,790	*
David Fraser (14)	27,037	*
Robert Hau (15)	11,528	*
Ann M. Powell (16)	6,659	*
All executive officers and directors as a group (17)	10,244,832	3.73%
______________________
*    Less than 2%
(1)Information regarding the shares outstanding is based on information filed in Schedule 13G, 13F, or Schedule 13G/A with the SEC. The percentage of Common Shares outstanding is calculated using the total shares outstanding as of June 30, 2023.
(2)    Includes 3,288,804 Common Shares owned and 139,843 deferred stock units (DSUs) which are exercisable.
(3)    Includes 1,112,704 Common Shares owned, 1,538,445 options which are exercisable and 262,368 options which will become exercisable within 60 days of June 30, 2023.
(4)    Includes 943,152 Common Shares owned and 139,118 DSUs which are exercisable.
(5)    Includes 347,500 Common Shares owned and 116,366 DSUs which are exercisable.
(6)    Includes 28,010 Common Shares owned, 344,701 options which are exercisable and 79,159 options which will become exercisable within 60 days of June 30, 2023.
(7)    Includes 97,775 Common Shares owned, 243,077 options which are exercisable and 62,673 options which will become exercisable within 60 days of June 30, 2023.
(8)    Includes 194,500 Common Shares owned and 119,110 DSUs which are exercisable.
(9)    Includes 26,429 Common Shares owned, 118,768 options which are exercisable and 58,343 options which will become exercisable within 60 days of June 30, 2023.
(10)    Includes 20,000 Common Shares owned and 133,097 DSUs which are exercisable.
(11)    Includes 25,630 Common Shares owned and 117,651 DSUs which are exercisable.
(12)    Includes 10 Common Shares owned and 93,430 DSUs which are exercisable.
(13) Includes 8,789 Common Shares owned, 54,422 options which are exercisable and 29,579 options which will become exercisable within 60 days of June 30, 2023.
(14) Includes 177 Common Shares owned and 26,860 DSUs which are exercisable.
(15) Includes 11,528 DSUs which are exercisable.
(16) Includes 6,659 DSUs which are exercisable.
(17)    Includes 6,152,996 Common Shares owned, 2,563,831 options which are exercisable, 624,343 options which will become exercisable within 60 days of June 30, 2023, and 903,662 DSUs which are exercisable.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth summary information relating to our various stock compensation plans as of June 30, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	12,219,439	$38.44	5,950,832
Equity compensation plans not approved by security holders:
Under deferred stock unit awards	994,568	N/A	—
Under performance stock unit awards	1,013,385	N/A	—
Under restricted stock unit awards	774,360	N/A	—
Total	15,001,752		5,950,832
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
Transactions With Related Persons
One of our directors, Mr. Sadler, received consulting fees for assistance with acquisition-related business activities pursuant to a consulting agreement with the Company. Mr. Sadler’s consulting agreement, which was adopted by way of Board resolution effective July 1, 2011, is for an indefinite period. The material terms of the agreement are as follows: Mr. Sadler is paid at the rate of Canadian dollars (CAD) $450 per hour for services relating to his consulting agreement. In addition, he is eligible to receive a bonus fee equivalent to 1.0% of the acquired company’s revenues, up to CAD $10.0 million in revenue, plus an additional amount of 0.5% of the acquired company’s revenues above CAD $10.0 million. The total bonus fee payable, for any given fiscal year, is subject to an annual limit of CAD $450,000 per single acquisition and an aggregate annual limit of CAD $980,000. The acquired company’s revenues, for this purpose, is equal to the acquired company’s revenues for the 12 months prior to the date of acquisition. During Fiscal 2023, Mr. Sadler received CAD $0.5 million in consulting fees from OpenText (equivalent to $0.3 million USD), for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees. Additionally, Mr. Sadler has direct or indirect control over a material interest in Enghouse Systems Limited ,a publicly traded software company, and its subsidiaries.

OpenText entered into product supply and license agreements to purchase certain software licenses from Enghouse Systems Limited and its subsidiaries, under which the company makes payments in the normal course of business. During Fiscal 2023, OpenText paid $2.1 million under such agreements.
Item 14. Principal Accountant Fees and Services
The aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for Fiscal 2023 and Fiscal 2022 were:

	Year ended June 30,
(In thousands)	2023	2022
Audit fees (1)	$14,546	$6,622
Audit-related fees (2)	113	72
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$14,659	$6,694
____________________________________
(1)Audit fees were primarily for professional services rendered for (a) the annual audits of our consolidated financial statements and the accompanying attestation report regarding our ICFR contained in our Annual Report on Form 10-K, (b) the review of quarterly financial information included in our Quarterly Reports on Form 10-Q, (c) audit services related to mergers and acquisitions, (d) fees associated with non-periodic securities filings, and (e) annual statutory audits where applicable. The increase in 2023 as compared to 2022 is primarily due to the Micro Focus Acquisition, including audit procedures over (a) the opening balance sheet and purchase equation, (b) the results of operations from the date of acquisition to year end, and (c) Micro Focus statutory audits.
(2)Audit related fees were primarily for assurance and related services, such as IT assurance engagements and accounting research services.
(3)Tax fees were for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.
(4)All other fees consist of fees for services other than the services reported in audit fees, audit-related fees, and tax fees.
OpenText’s Audit Committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from our independent registered public accounting firm be approved in advance by the Audit Committee or a delegate of the Audit Committee. The Audit Committee has delegated the pre-approval responsibility to the Chair of the Audit Committee. All services that KPMG LLP provided to us in Fiscal 2023 and Fiscal 2022 have been pre-approved by the Audit Committee.
The Audit Committee has determined that the provision of the services as set out above is compatible with the maintaining of KPMG LLP’s independence in the conduct of its auditing functions. Audit services representing approximately $0.01 million were provided by KPMG LLP for which the foregoing pre-approval procedures were waived pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

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

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
2.1	Agreement and Plan of Merger, dated November 10, 2019, by and among Open Text Corporation, Coral Merger Sub Inc. and Carbonite, Inc.	Company’s Form 8-K, filed November 12, 2019	Exhibit 2.1
2.2	Rule 2.7 Announcement, dated August 25, 2022.	Company’s Form 8-K/A, filed August 29, 2022	Exhibit 2.1
3.1	Articles of Amalgamation of the Company	Company’s registration statement on Form F-1, filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
3.2	Articles of Amendment of the Company	Company’s registration statement on Form F-1, filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
3.3	Articles of Amendment of the Company	Company’s registration statement on Form F-1, filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
3.4	Articles of Amalgamation of the Company	Company’s registration statement on Form F-1, filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
3.5	Articles of Amalgamation of the Company, dated July 1, 2001	Company’s Form 10-K, filed September 28, 2001
3.6	Articles of Amalgamation of the Company, dated July 1, 2002	Company’s Form 10-K, filed September 28, 2002	Exhibit 3.10
3.7	Articles of Amalgamation of the Company, dated July 1, 2003	Company’s Form 10-K, filed September 29, 2003	Exhibit 3.11

3.8	Articles of Amalgamation of the Company, dated July 1, 2004	Company’s Form 10-K, filed September 13, 2004	Exhibit 3.12
3.9	Articles of Amalgamation of the Company, dated July 1, 2005	Company’s Form 10-K, filed September 27, 2005	Exhibit 3.13
3.10	Articles of Continuance of the Company, dated December 29, 2005	Company’s Form 10-Q, filed February 3, 2006	Exhibit 3.1
3.11	By-Law 1 of Open Text Corporation	Company’s Form 8-K, filed September 26, 2013	Exhibit 3.1
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Company’s Form 10-K, filed August 1, 2019	Exhibit 4.1
4.2	Form of Common Share Certificate	Company’s registration statement on Form F-1 (Registration Number 33-98858), filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
4.3	Indenture, dated as of February 18, 2020, between Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee	Company’s Form 8-K filed February 18, 2020	Exhibit 4.1
4.4	Indenture, dated as of February 18, 2020, between Open Text Holdings, Inc. and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee	Company’s Form 8-K filed February 18, 2020	Exhibit 4.3
4.5
Indenture governing the Company’s 3.875% Senior Notes due 2029, dated as of November 24, 2021, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 8-K filed November 24, 2021	Exhibit 4.1
4.6
Indenture governing OTHI’s 4.125% Senior Notes due 2031, dated as of November 24, 2021, among OTHI, the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 8-K filed November 24, 2021	Exhibit 4.3
4.7	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 15, 2022.	Company’s Form 8-K, filed September 15, 2022	Exhibit 4.1
4.8	Form of Common Share Certificate	Company’s Form 10-Q, filed November 3, 2022
4.9
Indenture governing the Company’s 6.90% senior secured notes due 2027, dated as of December 1, 2022, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee and Notes collateral agent, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 8-K, filed December 1, 2022	Exhibit 4.1
10.1*	1998 Stock Option Plan	Company’s Form 10-K filed August 20, 1999
10.2*	Form of Indemnity Agreement between the Company and certain of its officers dated September 7, 2006	Company’s Form 10-K filed September 12, 2006	Exhibit 10.26
10.3*	Consulting Agreement between Steven Sadler and SJS Advisors Inc. and the Company, dated May 3, 2005	Company’s Form 10-K filed August 26, 2008	Exhibit 10.28
10.4*	OpenText Corporation Directors’ Deferred Share Unit Plan, as amended and restated October 30, 2018	Company’s Form 10-Q filed January 31, 2019	Exhibit 10.1
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
		Company’s Form 8-K filed August 14, 2020	Exhibit 10.1
10.25	Open Text Corporation 2004 Stock Option Plan, as amended and restated on September 14, 2020	Company’s Registration Statement on Form S-8 filed September 30, 2020	Exhibit 4.1
10.26	Open Text Corporation 2004 Employee Stock Purchase Plan, as amended and restated on September 14, 2020	Company’s Registration Statement on Form S-8 filed September 30, 2020	Exhibit 4.2
10.27	Bridge Loan Agreement, dated August 25, 2022, by and between the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent, and certain financial institution parties thereto.	Company’s Form 8-K, filed August 25, 2022	Exhibit 10.3
10.28	Co-operation Agreement, dated August 25, 2022, by and between the Company, Bidco and Micro Focus International plc.	Company’s Form 8-K/A, filed August 29, 2022	Exhibit 10.1
10.29
Term Loan Credit Agreement, dated August 25, 2022, by and between the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent, and certain financial institution parties thereto.
		Company’s Form 8-K/A, filed August 29, 2022	Exhibit 10.2
10.30
First Amendment to Credit Agreement, dated December 1, 2022, by and among the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain financial institution parties thereto.
		Company’s Form 8-K, filed December 1, 2022	Exhibit 10.1
10.31
Amendment No. 1 to Amended and Restated Credit Agreement dated June 6, 2023, by and among Open Text Corporation, as borrower, the guarantors party thereto, each of the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent.

10.32
Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated as of June 6, 2023, by and among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, Barclays Bank PLC, as administrative agent, collateral agent and swing line lender and Royal Bank of Canada as documentary credit lender.

21.1+	List of the Company’s Subsidiaries
23.1+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH+	Inline XBRL taxonomy extension schema
101.CAL+	Inline XBRL taxonomy extension calculation linkbase
101.DEF+	Inline XBRL taxonomy extension definition linkbase
101.LAB+	Inline XBRL taxonomy extension label linkbase
101.PRE+	Inline XBRL taxonomy extension presentation

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Open Text Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Open Text Corporation (the Company) as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended June 30, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 2, 2023, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Business combination - Valuation of acquired intangible assets
As discussed in Note 19 to the consolidated financial statements, on January 31, 2023, the Company acquired 100% of the outstanding shares of Micro Focus International plc (Micro Focus) for $6.2 billion. The Company identified customer relationships and internally developed technology as acquired intangible assets and have determined the fair value of the customer relationships and internally developed technology to be $2.162 billion and $1.392 billion, respectively. As discussed in note 2 to the consolidated financial statements, the Company estimated the fair value of the identified intangible assets acquired in the business combination based on the income approach. The Company used the multi-period excess earnings methodology for customer relationships and the relief from royalty method for internally developed technology. These valuation approaches involve significant subjectivity and estimation uncertainty, including the use of assumptions related to the future revenues attributable to the acquired customer relationships and to the internally developed technology asset, and discount rates.
We identified the valuation of customer relationships and internally developed technology acquired in the business combination with Micro Focus as a critical audit matter. Significant auditor judgment and attention was required due to the significant measurement uncertainty in the assumptions related to future revenues attributable to the acquired customer relationships and to the internally developed technology asset, and discount rates used to determine the fair value.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s valuation of customer relationships and internally developed technology. This included controls related to management’s determination of the assumptions identified above. We evaluated the future revenues attributable to the acquired customer relationships and to the internally developed technology asset by comparing the forecasted revenues to the historical performance of the acquired business. We involved valuation professionals with specialized skills and knowledge to assess the methodology applied in estimating the fair value of the identified intangible assets and assist in evaluating the discount rates by comparing the inputs to the discount rates to publicly available data for comparable entities and assessing the resulting discount rate.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants
We have served as the Company’s auditor since 2001.
Toronto, Canada
August 2, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Open Text Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Open Text Corporation’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Open Text Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated August 2, 2023 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Micro Focus International plc (Micro Focus) on January 31, 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023, Micro Focus’ internal control over financial reporting associated with 21.8% of consolidated total revenues and 47.6% of consolidated total assets (of which $6.8 billion, or 39.6% of consolidated total assets, represents goodwill and net intangible assets that are included within the scope of management’s assessment of internal control over financial reporting as of June 30, 2023) included in the consolidated financial statements of the Company as of and for the year ended June 30, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Micro Focus.
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

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
August 2, 2023

OPEN TEXT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	June 30, 2023	June 30, 2022
ASSETS
Cash and cash equivalents	$1,231,625	$1,693,741
Accounts receivable trade, net of allowance for credit losses of $13,828 as of June 30, 2023 and $16,473 as of June 30, 2022 (Note 4)	682,517	426,652
Contract assets (Note 3)	71,196	26,167
Income taxes recoverable (Note 15)	68,161	18,255
Prepaid expenses and other current assets (Note 9)	221,732	120,552
Total current assets	2,275,231	2,285,367
Property and equipment (Note 5)	356,904	244,709
Operating lease right of use assets (Note 6)	285,723	198,132
Long-term contract assets (Note 3)	64,553	19,719
Goodwill (Note 7)	8,662,603	5,244,653
Acquired intangible assets (Note 8)	4,080,879	1,075,208
Deferred tax assets (Note 15)	926,719	810,154
Other assets (Note 9)	342,318	256,987
Long-term income taxes recoverable (Note 15)	94,270	44,044
Total assets	$17,089,200	$10,178,973
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$996,261	$448,607
Current portion of long-term debt (Note 11)	320,850	10,000
Operating lease liabilities (Note 6)	91,425	56,380
Deferred revenues (Note 3)	1,721,781	902,202
Income taxes payable (Note 15)	89,297	51,069
Total current liabilities	3,219,614	1,468,258
Long-term liabilities:
Accrued liabilities (Note 10)	51,961	18,208
Pension liability (Note 12)	126,312	60,951
Long-term debt (Note 11)	8,562,096	4,209,567
Long-term operating lease liabilities (Note 6)	271,579	198,695
Long-term deferred revenues (Note 3)	217,771	91,144
Long-term income taxes payable (Note 15)	193,808	34,003
Deferred tax liabilities (Note 15)	423,955	65,887
Total long-term liabilities	9,847,482	4,678,455
Shareholders’ equity:
Share capital and additional paid-in capital (Note 13)
270,902,571 and 269,522,639 Common Shares issued and outstanding at June 30, 2023 and June 30, 2022, respectively; authorized Common Shares: unlimited	2,176,947	2,038,674
Accumulated other comprehensive income (loss) (Note 21)	(53,559)	(7,659)
Retained earnings	2,048,984	2,160,069
Treasury stock, at cost (3,536,375 and 3,706,420 shares at June 30, 2023 and June 30, 2022, respectively)	(151,597)	(159,966)
Total OpenText shareholders’ equity	4,020,775	4,031,118
Non-controlling interests	1,329	1,142
Total shareholders’ equity	4,022,104	4,032,260
Total liabilities and shareholders’ equity	$17,089,200	$10,178,973
Guarantees and contingencies (Note 14)
Related party transactions (Note 25)
Subsequent events (Note 26)
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

	Year Ended June 30,
	2023	2022	2021
Revenues (Note 3):
Cloud services and subscriptions	$1,700,433	$1,535,017	$1,407,445
Customer support	1,915,020	1,330,965	1,334,062
License	539,026	358,351	384,711
Professional service and other	330,501	269,511	259,897
Total revenues	4,484,980	3,493,844	3,386,115
Cost of revenues:
Cloud services and subscriptions	590,165	511,713	481,818
Customer support	209,705	121,485	122,753
License	16,645	13,501	13,916
Professional service and other	276,888	216,895	197,183
Amortization of acquired technology-based intangible assets (Note 8)	223,184	198,607	218,796
Total cost of revenues	1,316,587	1,062,201	1,034,466
Gross profit	3,168,393	2,431,643	2,351,649
Operating expenses:
Research and development	680,587	440,448	421,447
Sales and marketing	948,598	677,118	622,221
General and administrative	419,590	317,085	263,521
Depreciation	107,761	88,241	85,265
Amortization of acquired customer-based intangible assets (Note 8)	326,406	217,105	216,544
Special charges (recoveries) (Note 18)	169,159	46,873	1,748
Total operating expenses	2,652,101	1,786,870	1,610,746
Income from operations	516,292	644,773	740,903
Other income (expense), net (Note 23)	34,469	29,118	61,434
Interest and other related expense, net	(329,428)	(157,880)	(151,567)
Income before income taxes	221,333	516,011	650,770
Provision for income taxes (Note 15)	70,767	118,752	339,906
Net income	$150,566	$397,259	$310,864
Net (income) attributable to non-controlling interests	(187)	(169)	(192)
Net income attributable to OpenText	$150,379	$397,090	$310,672
Earnings per share—basic attributable to OpenText (Note 24)	$0.56	$1.46	$1.14
Earnings per share—diluted attributable to OpenText (Note 24)	$0.56	$1.46	$1.14
Weighted average number of Common Shares outstanding—basic (in ‘000’s)	270,299	271,271	272,533
Weighted average number of Common Shares outstanding—diluted (in ‘000’s)	270,451	271,909	273,479

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

	Year Ended June 30,
	2023	2022	2021
Net income	$150,566	$397,259	$310,864
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(40,798)	(78,724)	42,440
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax (1)	(941)	(1,859)	4,246
(Gain) loss reclassified into net income - net of tax (2)	2,721	373	(3,280)
Unrealized gain (loss) on available-for-sale financial assets:
Unrealized gain (loss) - net of tax (3)	(602)	—	—
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax (4)	(6,605)	5,595	3,987
Amortization of actuarial (gain) loss into net income - net of tax (5)	325	718	1,020
Total other comprehensive income (loss), net	(45,900)	(73,897)	48,413
Total comprehensive income	104,666	323,362	359,277
Comprehensive income attributable to non-controlling interests	(187)	(169)	(192)
Total comprehensive income attributable to OpenText	$104,479	$323,193	$359,085
______________________________
(1)Net of tax expense (recovery) of ($339), ($671), and $1,532 for the year ended June 30, 2023, 2022 and 2021, respectively.
(2)Net of tax expense (recovery) of $981, $134, and ($1,182) for the year ended June 30, 2023, 2022 and 2021, respectively.
(3)Net of tax expense (recovery) of $159, $—, and $— for the year ended June 30, 2023, 2022, and 2021, respectively.
(4)Net of tax expense (recovery) of ($1,961), $1,866 and $990 for the year ended June 30, 2023, 2022 and 2021, respectively.
(5)Net of tax expense (recovery) of $143, $290 and $379 for the year ended June 30, 2023, 2022 and 2021, respectively.
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)

	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	271,863	$1,851,777	(622)	$(23,608)	$2,159,396	$17,825	$1,319	$4,006,709
Adoption of ASU 2016-13 - cumulative effect, net	—	—	—	—	(2,450)	—	—	(2,450)
Issuance of Common Shares
Under employee stock option plans	1,605	49,565	—	—	—	—	—	49,565
Under employee stock purchase plans	573	22,307	193	6,690	—	—	—	28,997
Share-based compensation	—	51,969	—	—	—	—	—	51,969
Purchase of treasury stock	—	—	(1,455)	(64,847)	—	—	—	(64,847)
Issuance of treasury stock	—	(12,379)	316	12,379	—	—	—	—
Repurchase of Common Shares	(2,500)	(15,475)	—	—	(103,630)	—	—	(119,105)
Dividends declared ($0.7770 per Common Share)	—	—	—	—	(210,662)	—	—	(210,662)
Other comprehensive income (loss) - net	—	—	—	—	—	48,413	—	48,413
Non-controlling interest	—	—	—	—	—	—	—	—
Net income	—	—	—	—	310,672	—	192	310,864
Balance as of June 30, 2021	271,541	$1,947,764	(1,568)	$(69,386)	$2,153,326	$66,238	$1,511	$4,099,453
Issuance of Common Shares
Under employee stock option plans	950	32,714	—	—	—	—	—	32,714
Under employee stock purchase plans	842	33,806	—	—	—	—	—	33,806
Share-based compensation	—	69,556	—	—	—	—	—	69,556
Purchase of treasury stock	—	—	(2,630)	(111,593)	—	—	—	(111,593)
Issuance of treasury stock	—	(21,013)	492	21,013	—	—	—	—
Repurchase of Common Shares	(3,810)	(24,295)	—	—	(152,692)	—	—	(176,987)
Dividends declared ($0.8836 per Common Share)	—	—	—	—	(237,655)	—	—	(237,655)
Other comprehensive income (loss) - net	—	—	—	—	—	(73,897)	—	(73,897)
Distribution to non-controlling interest	—	142	—	—	—	—	(538)	(396)
Net income	—	—	—	—	397,090	—	169	397,259
Balance as of June 30, 2022	269,523	$2,038,674	(3,706)	$(159,966)	$2,160,069	$(7,659)	$1,142	$4,032,260
Issuance of Common Shares
Under employee stock option plans	245	7,830	—	—	—	—	—	7,830
Under employee stock purchase plans	1,135	31,679	—	—	—	—	—	31,679
Share-based compensation	—	130,119	—	—	—	—	—	130,119
Purchase of treasury stock	—	—	(521)	(21,919)	—	—	—	(21,919)
Issuance of treasury stock	—	(31,355)	691	30,288	—	—	—	(1,067)
Dividends declared ($0.9720 per Common Share)	—	—	—	—	(261,464)	—	—	(261,464)
Other comprehensive income (loss) - net	—	—	—	—	—	(45,900)	—	(45,900)
Net income	—	—	—	—	150,379	—	187	150,566
Balance as of June 30, 2023	270,903	$2,176,947	(3,536)	$(151,597)	$2,048,984	$(53,559)	$1,329	$4,022,104

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended June 30,
	2023	2022	2021
Cash flows from operating activities:
Net income	$150,566	$397,259	$310,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	657,351	503,953	520,605
Share-based compensation expense	130,302	69,556	51,969
Pension expense	9,207	6,606	6,616
Amortization of debt discount and issuance costs	16,753	5,422	4,548
Write-off of right of use assets	9,626	17,707	—
Loss on extinguishment of debt	8,152	27,413	—
Loss on sale and write down of property and equipment	2,331	294	2,771
Deferred taxes	(149,560)	(36,088)	73,039
Share in net (income) loss of equity investees	23,077	(58,702)	(62,897)
Changes in financial instruments	128,841	—	—
Changes in operating assets and liabilities:
Accounts receivable	168,604	81,841	60,954
Contract assets	(73,539)	(37,966)	(39,333)
Prepaid expenses and other current assets	(23,035)	(13,954)	37,733
Income taxes	14,948	34,589	(140,763)
Accounts payable and accrued liabilities	(127,092)	(24,177)	26,088
Deferred revenue	(128,395)	(5,236)	39,295
Other assets	(11,297)	17,297	11,914
Operating lease assets and liabilities, net	(27,635)	(4,004)	(27,283)
Net cash provided by operating activities	779,205	981,810	876,120
Cash flows from investing activities:
Additions of property and equipment	(123,832)	(93,109)	(63,675)
Purchase of Micro Focus, net of cash acquired	(5,657,963)	—	—
Purchase of Zix Corporation, net of cash acquired	—	(856,175)	—
Purchase of Bricata Inc.	—	(17,753)	—
Purchase of XMedius	—	—	444
Purchase of Dynamic Solutions Group Inc.	—	—	(971)
Realized gain on financial instruments	131,248	—	—
Other investing activities	(873)	(3,922)	(4,568)
Net cash used in investing activities	(5,651,420)	(970,959)	(68,770)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	39,331	67,215	80,067
Proceeds from long-term debt and Revolver	4,927,450	1,500,000	—
Repayment of long-term debt and Revolver	(202,926)	(860,000)	(610,000)
Debt extinguishment costs	—	(24,969)	—
Debt issuance costs	(77,899)	(17,159)	—
Repurchase of Common Shares	—	(176,987)	(119,105)
Purchase of treasury stock	(21,919)	(111,593)	(64,847)
Distribution to non-controlling interest	—	(396)	—
Payments of dividends to shareholders	(259,549)	(237,655)	(210,662)
Other financing activities	(1,435)	—	—
Net cash provided by (used in) financing activities	4,403,053	138,456	(924,547)
Foreign exchange gain (loss) on cash held in foreign currencies	7,203	(63,196)	29,734
Increase (decrease) in cash, cash equivalents and restricted cash during the year	(461,959)	86,111	(87,463)
Cash, cash equivalents and restricted cash at beginning of the year	1,695,911	1,609,800	1,697,263
Cash, cash equivalents and restricted cash at end of the year	$1,233,952	$1,695,911	$1,609,800

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

Reconciliation of cash, cash equivalents and restricted cash:	June 30, 2023	June 30, 2022	June 30, 2021
Cash and cash equivalents	$1,231,625	$1,693,741	$1,607,306
Restricted cash (1)	2,327	2,170	2,494
Total cash, cash equivalents and restricted cash	$1,233,952	$1,695,911	$1,609,800
_________________________________
(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Consolidated Balance Sheets (Note 9).
Supplemental cash flow disclosures (Note 6 and Note 22)

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended June 30, 2023
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company.” We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), which as of June 30, 2023, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
Previously, our ownership in EC1 Pte. Ltd. (GXS Singapore) was 81%. During the first quarter of Fiscal 2022 (as defined below), we made a final cash distribution of $0.4 million to the non-controlling interest holder in GXS Singapore as part of the process to liquidate the subsidiary. During Fiscal 2022, the liquidation of GXS Singapore was completed.
The following Fiscal Year terms are used throughout this Annual Report on Form 10-K:

Fiscal Year	Beginning Date	Ending Date
Fiscal 2025	July 1, 2024	June 30, 2025
Fiscal 2024	July 1, 2023	June 30, 2024
Fiscal 2023	July 1, 2022	June 30, 2023
Fiscal 2022	July 1, 2021	June 30, 2022
Fiscal 2021	July 1, 2020	June 30, 2021
Fiscal 2020	July 1, 2019	June 30, 2020
Fiscal 2019	July 1, 2018	June 30, 2019
Fiscal 2018	July 1, 2017	June 30, 2018
Fiscal 2017	July 1, 2016	June 30, 2017
Fiscal 2016	July 1, 2015	June 30, 2016
Fiscal 2015	July 1, 2014	June 30, 2015
Fiscal 2014	July 1, 2013	June 30, 2014
Fiscal 2013	July 1, 2012	June 30, 2013
Fiscal 2012	July 1, 2011	June 30, 2012

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
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, key estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) accounting for income taxes, (iii) testing of goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) the valuation of stock options granted and obligations related to share-based payments, including the valuation of our long-term incentive plans, (x) the valuation of pension obligations and pension assets, (xi) the valuation of available-for-sale investments and (xii) the valuation of derivative instruments.

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
Customer creditworthiness is evaluated prior to order fulfillment and based on evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers’ payment history and current creditworthiness. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2023 and 2022, respectively.
Property and equipment
Property and equipment are stated at the lower of cost or net realizable value and shown net of depreciation which is computed on a straight-line basis over the estimated useful lives of the related assets. Gains and losses on asset disposals are taken into income in the year of disposition. Fully depreciated property and equipment are retired from the Consolidated Balance Sheets when they are no longer in use. Please see the “Impairment of long-lived assets” section below for policy on property and equipment impairments. The following represents the estimated useful lives of property and equipment as of June 30, 2023:

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
As of June 30, 2023 and 2022 our capitalized software development costs were $216.8 million and $149.1 million, respectively. Our additions, relating to capitalized software development costs, incurred during Fiscal 2023 and Fiscal 2022 were $18.3 million and $18.2 million, respectively.
Leases
We enter into operating leases, both domestically and internationally, for certain facilities, automobiles, data centers and equipment for use in the ordinary course of business. During Fiscal 2023, as part of the Micro Focus Acquisition, we acquired certain finance leases primarily comprised of equipment leases, all of which are sublet. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets.
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

Business combinations
We apply the provisions of ASC Topic 805, “Business Combinations” (Topic 805), in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities, including contingent consideration where applicable, assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement, particularly since these assumptions and estimates are based in part on historical experience and information obtained from the management of the acquired companies. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill in the period identified. Furthermore, when valuing certain intangible assets that we have acquired, critical estimates may be made relating to, but not limited to: (i) future expected cash flows from software license sales, cloud SaaS, “desktop as a service” (DaaS) and PaaS contracts, support agreements, consulting agreements and other customer contracts (ii) the acquired company’s technology and competitive position, as well as assumptions about the period of time that the acquired technology will continue to be used in the combined company’s product portfolio, and (iii) discount rates. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded to our Consolidated Statements of Income.
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
Uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We review these items during the measurement period as we continue to actively seek and collect information relating to facts and circumstances that existed at the acquisition date. Changes to these uncertain tax positions and tax related valuation allowances made subsequent to the measurement period, or if they relate to facts and circumstances that did not exist at the acquisition date, are recorded in the “Provision for (recovery of) income taxes” line of our Consolidated Statements of Income.
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
We perform a qualitative assessment to test our reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the quantitative assessment of the impairment test is performed. In the quantitative assessment, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets of our reporting unit exceeds its fair value, then an impairment loss equal to the difference, but not exceeding the total carrying value of goodwill allocated to the reporting unit, would be recorded.
Our annual impairment analysis of goodwill was performed as of April 1, 2023. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2023 (no impairments were recorded for Fiscal 2022 and Fiscal 2021, respectively).

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
We have not recorded any significant impairment charges for long-lived assets during Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.
Derivative financial instruments
We use derivative financial instruments to manage foreign currency rate risk. We account for these instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (Topic 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Topic 815 also requires that changes in our derivative financial instruments’ fair values be recognized in earnings; unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges). We recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in “Accumulated other comprehensive income (loss),” net of tax, in our accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, was recognized in our Consolidated Statements of Income.
In Fiscal 2023, we entered into certain derivative financial instruments, a portion of which were designated as a net investment hedge. In accordance with Topic 815, we recorded the effective portion of the gain or loss on derivative financial instruments that were designated as a net investment hedge within our currency translation adjustment component of “Accumulated other comprehensive income (loss),” in our accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of our net investment hedge, if applicable, is recognized in “Interest and other related expense, net” of our Consolidated Statements of Income. See Note 17 “Derivative Instruments and Hedging Activities” for more details.
Asset retirement obligations
We account for asset retirement obligations in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations” (Topic 410), which applies to certain obligations associated with “leasehold improvements” within our leased office facilities. Topic 410 requires that a liability be initially recognized for the estimated fair value of the obligation when it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges which are generally recorded within “General and administrative” expense in our Consolidated Statements of Income. When the obligation is settled, any difference between the final cost and the recorded amount is recognized as income or loss on settlement in our Consolidated Statements of Income.

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
Managed services: We provide comprehensive B2B process outsourcing services for all day-to-day operations of a customers’ B2B integration program. Customers using these managed services are not permitted to take possession of our software and the contract is for a defined period, where customers pay a monthly or quarterly fee. Our performance obligation is satisfied as we provide services of operating and managing a customer’s EDI environment. Revenue relating to these services is recognized using an output method based on the expected level of service we will provide over the term of the contract.
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
Customer support revenue
Customer support revenue is associated with perpetual, term license and off-cloud subscription arrangements. As customer support is not critical to the customer’s ability to derive benefit from its right to use our software, customer support is considered as a distinct performance obligation when sold together in a bundled arrangement along with the software.
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
Transaction Price Allocation
In bundled arrangements, where we have more than one distinct performance obligation, we must allocate the transaction price to each performance obligation based on its relative SSP. However, in certain bundled arrangements, the SSP may not always be directly observable. For instance, in bundled arrangements with license and customer support, we allocate the transaction price between the license and customer support performance obligations using the residual approach because we have determined that the SSP for licenses in these arrangements are highly variable. We use the residual approach only for our license arrangements. When the SSP is observable but contractual pricing does not fall within our established SSP range, then an adjustment is required, and we will allocate the transaction price between license and customer support based on the relative SSP established for the respective performance obligations.
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
Rights of return and other incentives
We do not generally offer rights of return or any other incentives such as concessions, product rotation, or price protection and, therefore, do not provide for or make estimates of rights of return and similar incentives. However, we do offer consumers who purchase certain of our products online directly from us an unconditional full 70-day money-back guarantee. Distributors and resellers are also permitted to return the consumer products, subject to certain limitations. Revenue is reduced for such rights based on the estimate of future returns originating from contractual agreements with these customers.
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

Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. We have determined that certain of our commission programs meet the requirements to be capitalized. Some commission programs are not subject to capitalization as the commission expense is paid and recognized as the related revenue is recognized. In assessing costs to obtain a contract, we apply a practical expedient that allows us to assess our incremental costs on a portfolio of contracts with similar characteristics instead of assessing the incremental costs on each individual contract. We do not expect the financial statement effects of applying this practical expedient to the portfolio of contracts to be materially different than if we were to apply the standard to each individual contract.
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
Expenses for incremental costs associated with obtaining a contract are recorded within “Sales and marketing” expense in the Consolidated Statements of Income.
Our short-term capitalized costs to obtain a contract are included in “Prepaid expenses and other current assets”, while our long-term capitalized costs to obtain a contract are included in “Other assets” on our Consolidated Balance Sheets.
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
Advertising Expenses
Advertising costs, which include digital advertising, marketing programs and other promotional costs, are expensed as incurred. Advertising expenses incurred in Fiscal 2023, Fiscal 2022 and Fiscal 2021 were $73.8 million, $59.6 million and $52.9 million, respectively.
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
We account for our uncertain tax provisions by using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including the resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not that the position will be sustained on audit. On subsequent recognition and measurement, the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company’s best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We recognize both accrued interest and penalties related to liabilities for income taxes within the “Provision for (recovery of) income taxes” line of our Consolidated Statements of Income (see Note 15 “Income Taxes” for more details).
Equity investments
We invest in investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value, is recorded as a component of “Other income (expense), net” in our Consolidated Statements of Income (see Note 23 “Other Income (Expense), Net” for more details).
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
We apply the provisions of ASC Topic 820, “Fair Value Measurement” (Topic 820), to our available-for-sale financial assets and derivative financial instruments that we are required to carry at fair value pursuant to other accounting standards (see Note 16 “Fair Value Measurement” for more details).
Foreign currency
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the previous month of the transaction. The effect of foreign currency translation adjustments are recorded as a component of “Accumulated other comprehensive income (loss).” Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item “Other income (expense), net” for Fiscal 2023, Fiscal 2022 and Fiscal 2021 were $56.6 million, $(2.7) million, and $(1.3) million, respectively.
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
Loss Contingencies
We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant legal matter and evaluate such matters to determine how they should be treated for accounting and disclosure purposes in accordance with the requirements of ASC Topic 450-20, “Loss Contingencies” (Topic 450-20). Specifically, this evaluation process includes the centralized tracking and itemization of the status of all our disputes and litigation items, discussing the nature of any litigation and claim, including any dispute or claim that is reasonably likely to result in litigation, with relevant internal and external counsel, and assessing the progress of each matter in light of its merits and our experience with similar proceedings under similar circumstances.
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
Accounting for Pensions, post-retirement and post-employment benefits
Pension expense is accounted for in accordance with ASC Topic 715, “Compensation-Retirement Benefits” (Topic 715). Pension expense consists of actuarially computed costs of pension benefits in respect of the current year of service, imputed returns on plan assets (for funded plans), imputed interest on pension obligations and amortization of actuarial gain/loss. The expected costs of post-retirement benefits, other than pensions, are accrued in the Consolidated Financial Statements based upon actuarial methods and assumptions.
The over-funded or under-funded status of defined benefit pension and other post-retirement plans are recognized as an asset or a liability (with the offset to “Accumulated other comprehensive income (loss)”, net of tax, within “Shareholders’ equity”), respectively, on the Consolidated Balance Sheets. Actuarial gains or losses in excess of the greater of (i) 10% of the projected benefit obligation, or (ii) 10% of the plan assets, are recognized as a component of “Other Comprehensive Income (Loss), net” and subsequently amortized as a component of net periodic benefit costs over the weighted average of future working life of the plan’s active employees. See Note 12 “Pension Plans and Other Post Retirement Benefits” for more details.
Accounting Pronouncements Adopted in Fiscal 2023
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-04 “Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In Fiscal 2023, we adopted this ASU and applied the optional practical expedients relating to contract modifications as a result of the transition away from London Interbank Offer Rate (LIBOR). In the fourth quarter of Fiscal 2023, the Company’s debt instruments that referenced LIBOR were amended to replace the benchmark rate with the Secured Overnight Financing Rate (SOFR) in anticipation of the termination of published LIBOR rates. The adoption did not have a material impact on our Consolidated Financial Statements and related disclosures. See Note 11 “Long-Term Debt” for more details.

NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Year Ended June 30,
	2023	2022	2021
Total Revenues by Geography:
Americas (1)	$2,785,003	$2,187,629	$2,069,083
EMEA (2)	1,310,016	1,026,201	1,031,607
Asia Pacific (3)	389,961	280,014	285,425
Total revenues	$4,484,980	$3,493,844	$3,386,115

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$1,700,433	$1,535,017	$1,407,445
Customer support revenue	1,915,020	1,330,965	1,334,062
Total recurring revenues	$3,615,453	$2,865,982	$2,741,507
License revenue (perpetual, term and subscriptions)	539,026	358,351	384,711
Professional service and other revenue	330,501	269,511	259,897
Total revenues	$4,484,980	$3,493,844	$3,386,115

Total Revenues by Timing of Revenue Recognition:
Point in time	$539,026	$358,351	$384,711
Over time (including professional service and other revenue)	$3,945,954	$3,135,493	$3,001,404
Total revenues	$4,484,980	$3,493,844	$3,386,115
___________________________
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

The balance for our contract assets and contract liabilities (i.e., deferred revenues) for the periods indicated below were as follows:

	As of June 30, 2023(1)	As of June 30, 2022
Short-term contract assets	$71,196	$26,167
Long-term contract assets	$64,553	$19,719
Short-term deferred revenues	$1,721,781	$902,202
Long-term deferred revenues	$217,771	$91,144
_______________________________
(1)As of June 30, 2023, the deferred revenue and contract assets balances related to the Micro Focus Acquisition are $930.9 million and $87.7 million, respectively.
The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the Micro Focus Acquisition and from the timing difference between our performance and customer payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the year ended June 30, 2023, we reclassified $61.9 million (year ended June 30, 2022 - $37.1 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the year ended June 30, 2023, 2022 and 2021 respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration, or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to cloud services and customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the year ended June 30, 2023 that was included in the deferred revenue balances at June 30, 2022 was $887 million (year ended June 30, 2022 and 2021 —$843 million and $811 million, respectively).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2020:

Capitalized costs to obtain a contract as of June 30, 2020	$61,163
New capitalized costs incurred	32,202
Amortization of capitalized costs	(21,960)
Adjustments on account of foreign exchange	1,495
Capitalized costs to obtain a contract as of June 30, 2021	72,900
New capitalized costs incurred	39,852
Amortization of capitalized costs	(26,255)
Adjustments on account of foreign exchange	(3,935)
Capitalized costs to obtain a contract as of June 30, 2022	82,562
New capitalized costs incurred	47,305
Amortization of capitalized costs	(33,269)
Impact of foreign exchange rate changes	609
Capitalized costs to obtain a contract as of June 30, 2023	$97,207
During the year ended June 30, 2023, 2022 and 2021 respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to Note 9 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2023, approximately $2.5 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 47% of this amount over the next 12 months and the remaining balance substantially over the next three years thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.
Refer to Note 2 “Accounting Policies and Recent Accounting Pronouncements” for additional information on our revenue policy.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of June 30, 2020	$20,906
Adoption of ASC Topic 326 - cumulative effect	3,025
Credit loss expense	7,132
Write-off /adjustments	(8,912)
Balance as of June 30, 2021	$22,151
Credit loss expense (recovery)	(1,913)
Write-off /adjustments	(3,765)
Balance as of June 30, 2022	$16,473
Credit loss expense (recovery)	(2,007)
Write-off / adjustments	(638)
Balance as of June 30, 2023	$13,828
Included in accounts receivable are unbilled receivables in the amount of $66.5 million as of June 30, 2023 (June 30, 2022—$47.9 million).
As of June 30, 2023, we have an allowance for credit losses of $0.3 million for contract assets (June 30, 2022—$0.7 million). For additional information on contract assets please see Note 3 “Revenues.”
NOTE 5—PROPERTY AND EQUIPMENT

	As of June 30, 2023
	Cost	Accumulated Depreciation	Net
Computer hardware	$386,400	$(254,131)	$132,269
Computer software	178,899	(135,123)	43,776
Capitalized software development costs	216,762	(122,730)	94,032
Leasehold improvements	123,607	(94,721)	28,886
Land and buildings	62,041	(18,020)	44,021
Furniture, equipment and other	55,741	(41,821)	13,920
Total	$1,023,450	$(666,546)	$356,904

	As of June 30, 2022
	Cost	Accumulated Depreciation	Net
Computer hardware	$332,462	$(226,341)	$106,121
Computer software	142,094	(117,026)	25,068
Capitalized software development costs	149,053	(101,874)	47,179
Leasehold improvements	107,739	(86,514)	21,225
Land and buildings	49,011	(16,633)	32,378
Furniture, equipment and other	52,381	(39,643)	12,738
Total	$832,740	$(588,031)	$244,709

NOTE 6—LEASES
We enter into operating leases, both domestically and internationally, for certain facilities, automobiles, data centers and equipment for use in the ordinary course of business. The duration of the majority of these leases generally ranges from 1 to 10 years, some of which include options to extend for an additional 3 to 5 years after the initial term. Additionally, the land upon which our headquarters in Waterloo, Ontario, Canada is located is leased from the University of Waterloo for a period of 49 years beginning in December 2005, with an option to renew for an additional term of 49 years. Leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets.
As part of the Micro Focus Acquisition, we acquired $165.1 million of operating lease liabilities along with the respective right of use assets and $13.0 million of finance lease liabilities along with the respective finance lease receivable. The finance lease liabilities are comprised of equipment lease arrangements with an average duration of 4 to 5 years of which all are currently being sublet.
The following illustrates the Consolidated Balance Sheets information related to leases:

		As of June 30, 2023	As of June 30, 2022
Operating Leases	Balance Sheet Location
Operating lease right of use assets	Operating lease right of use assets	$285,723	$198,132

Operating lease liabilities (current)	Operating lease liabilities	$91,425	$56,380
Operating lease liabilities (noncurrent)	Long-term operating lease liabilities	271,579	198,695
Total operating lease liabilities		$363,004	$255,075

Finance Leases
Finance lease receivables (current)	Prepaid expenses and other current assets	$6,362	$—
Finance lease receivables (noncurrent)	Other assets	5,515	—
Total finance lease receivables		$11,877	$—

Finance lease liabilities (current)	Accounts payable and accrued liabilities	$5,281	$—
Finance lease liabilities (noncurrent)	Accrued liabilities	5,500	—
Total finance lease liabilities		$10,781	$—
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of June 30, 2023	As of June 30, 2022
Weighted-average remaining lease term
Operating leases	5.62 years	6.13 years
Finance leases	2.40 years	0 years
Weighted-average discount rate
Operating leases	4.66%	2.95%
Finance leases	5.60%	—%
Lease Costs and Other Information
The following illustrates the various components of lease costs for the period indicated:

	Year Ended June 30,
	2023	2022	2021
Operating lease cost	$72,977	$62,401	$63,068
Short-term lease cost	4,195	687	881
Variable lease cost	3,488	2,694	2,754
Sublease income	(12,518)	(10,008)	(6,469)
Total lease cost	$68,142	$55,774	$60,234

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of lease liabilities, and, as such, are excluded from the amounts below:

	Year Ended June 30,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$93,556	$70,611	$72,871
Finance leases	$2,473	$—	$—
Right of use assets obtained in exchange for new lease liabilities:
Operating leases (1) (2) (3)	$29,551	$39,155	$82,718
___________________________
(1)The year ended June 30, 2023 excludes the impact of $129.7 million of right of use assets obtained through the Micro Focus Acquisition. See Note 19 “Acquisitions” for further details including the finalization of the purchase price allocation for the Micro Focus Acquisition.
(2)The year ended June 30, 2022 excludes the impact of $8.1 million of right of use assets obtained through the acquisition of Zix Corporation. See Note 19 “Acquisitions” for further details including expected finalization of preliminary purchase price allocation.
(3)The year ended June 30, 2021 excludes the release of $22.6 million of lease liabilities relating to office space that was abandoned during the fourth quarter of Fiscal 2020 and was subsequently early terminated or assigned to a third party. These recoveries were recorded in “Special charges (recoveries)” in the Consolidated Statements of Income. Please see Note 18 “Special Charges (Recoveries).”
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our lease liabilities as of June 30, 2023:

Fiscal years ending June 30,	Operating Leases	Finance Leases
2024	$105,685	$5,712
2025	83,123	3,370
2026	60,939	1,941
2027	50,605	459
2028	39,662	—
Thereafter	71,380	—
Total lease payments	$411,394	$11,482
Less: Imputed interest	(48,390)	(701)
Total	$363,004	$10,781
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $12.8 million in Fiscal 2024 and $34.1 million thereafter.

NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill:

Balance as of June 30, 2021	$4,691,673
Acquisition of Zix Corporation (Note 19)	581,032
Acquisition of Bricata Inc. (Note 19)	9,643
Impact of foreign exchange rate changes	(37,695)
Balance as of June 30, 2022	5,244,653
Acquisition of Micro Focus (Note 19)	3,417,635
Acquisition of Zix Corporation (Note 19) (1)	4,878
Impact of foreign exchange rate changes	(4,563)
Balance as of June 30, 2023	$8,662,603
______________________
(1)Adjustments relating to open measurement period.

NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2023
	Cost	Accumulated Amortization	Net
Technology assets (1)	$1,815,260	$(385,868)	$1,429,392
Customer assets (1)	3,691,252	(1,039,765)	2,651,487
Total	$5,506,512	$(1,425,633)	$4,080,879

	As of June 30, 2022
	Cost	Accumulated Amortization	Net
Technology assets	$999,032	$(738,710)	$260,322
Customer assets	1,595,219	(780,333)	814,886
Total	$2,594,251	$(1,519,043)	$1,075,208
______________________
(1)The balances as of June 30, 2023 include $1.4 billion of technology assets and $2.2 billion of customer assets acquired through the Micro Focus Acquisition. See Note 19 “Acquisitions” for further details including the finalization of the purchase price allocation for the Micro Focus Acquisition.
Where applicable, the above balances as of June 30, 2023 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the year ended June 30, 2023. The impact of this resulted in a reduction of $578 million to technology assets and accumulated amortization and $69 million to customer assets and accumulated amortization. The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2024	$753,128
2025	642,147
2026	598,872
2027	528,820
2028	505,047
2029 and Thereafter	1,052,865
Total	$4,080,879

NOTE 9—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of June 30, 2023	As of June 30, 2022
Deposits and restricted cash	$2,621	$6,300
Capitalized costs to obtain a contract	39,685	27,077
Short-term prepaid expenses and other current assets	175,879	87,175
Derivative asset (1)	3,547	—
Total	$221,732	$120,552
______________________________
(1)Represents the asset related to our derivative instrument activity (see Note 17 “Derivative Instruments and Hedging Activities”).
Other assets:

	As of June 30, 2023	As of June 30, 2022
Deposits and restricted cash	$20,418	$6,462
Capitalized costs to obtain a contract	57,522	55,484
Investments	147,974	173,205
Available-for-sale financial assets	39,858	—
Long-term prepaid expenses and other long-term assets	76,546	21,836
Total	$342,318	$256,987
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
During the year ended June 30, 2023, our share of income (loss) from these investments was $(23.1) million (year ended June 30, 2022 and 2021 — $58.7 million and $62.9 million, respectively).
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

NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of June 30, 2023	As of June 30, 2022
Accounts payable—trade	$162,720	$113,978
Accrued salaries, incentives and commissions	333,543	193,421
Accrued liabilities	239,817	80,672
Accrued sales and other tax liabilities	25,439	20,423
Derivative liability (1)	161,191	892
Accrued interest on long-term debt	37,563	31,813
Amounts payable in respect of restructuring and other special charges	30,073	3,589
Asset retirement obligations	5,915	3,819
Total	$996,261	$448,607
______________________________
(1)Represents the liability related to our derivative instrument activity (see Note 17 “Derivative Instruments and Hedging Activities”).
Long-term accrued liabilities:

	As of June 30, 2023	As of June 30, 2022
Amounts payable in respect of restructuring and other special charges	$8,875	$5,702
Other accrued liabilities	17,749	563
Asset retirement obligations	25,337	11,943
Total	$51,961	$18,208
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of June 30, 2023, the present value of this obligation was $31.3 million (June 30, 2022—$15.8 million), with an undiscounted value of $35.0 million (June 30, 2022—$16.4 million). As of June 30, 2023, the present value of this obligation and the undiscounted value related to the Micro Focus Acquisition was $11.8 million and $14.1 million, respectively.

NOTE 11—LONG-TERM DEBT

	As of June 30, 2023	As of June 30, 2022
Total debt
Senior Notes 2031	$650,000	$650,000
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	850,000
Senior Notes 2028	900,000	900,000
Senior Secured Notes 2027	1,000,000	—
Term Loan B	947,500	957,500
Acquisition Term Loan	3,567,075	—
Revolver	275,000	—
Total principal payments due	9,089,575	4,257,500

Unamortized debt discount and issuance costs (1)	(206,629)	(37,933)
Total amount outstanding	8,882,946	4,219,567
Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Acquisition Term Loan	35,850	—
Revolver	275,000	—
Total current portion of long-term debt	320,850	10,000

Non-current portion of long-term debt	$8,562,096	$4,209,567
___________________________
(1)During the year ended June 30, 2023, we recorded $185.6 million of debt discount and issuance costs, relating to the issuance of Senior Secured Notes 2027 and Acquisition Term Loan. Included in this amount was $107.6 million of original issue discount fees related to the Acquisition Term Loan.
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
For the year ended June 30, 2023, we recorded interest expense of $26.8 million relating to Senior Notes 2031 (year ended June 30, 2022 and 2021—$16.1 million and nil, respectively)
Senior Notes 2030
On February 18, 2020, OpenText Holdings, Inc. a wholly-owned indirect subsidiary of the Company, issued $900 million in aggregate principal amount of 4.125% Senior Notes due 2030 guaranteed by the Company (Senior Notes 2030) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2030 bear interest at a rate of 4.125% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2030 will mature on February 15, 2030, unless earlier redeemed, in accordance with their terms, or repurchased.
For the year ended June 30, 2023, we recorded interest expense of $37.1 million relating to Senior Notes 2030 (year ended June 30, 2022 and 2021—$37.1 million and $37.0 million, respectively).

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
For the year ended June 30, 2023, we recorded interest expense of $32.9 million relating to Senior Notes 2029 (year ended June 30, 2022 and 2021—$19.8 million and nil, respectively).
Senior Notes 2028
On February 18, 2020, we issued $900 million in aggregate principal amount of 3.875% Senior Notes due 2028 (Senior Notes 2028, and together with the Senior Notes 2031, Senior Notes 2030, Senior Notes 2029, and Senior Notes 2027, the Senior Notes) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2028 bear interest at a rate of 3.875% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2028 will mature on February 15, 2028, unless earlier redeemed, in accordance with their terms, or repurchased.
For the year ended June 30, 2023, we recorded interest expense of $34.9 million relating to Senior Notes 2028 (year ended June 30, 2022 and 2021—$34.9 million and $34.8 million, respectively).
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
For the year ended June 30, 2023, we did not record any interest expense relating to Senior Notes 2026 (year ended June 30, 2022 and 2021—$21.9 million and $49.9 million, respectively).
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

The Senior Secured Notes 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries, and are secured with the same priority as the Company’s senior credit facilities. The Senior Secured Notes 2027 and the related guarantees are effectively senior to all of the Company’s and the guarantors’ senior unsecured debt to the extent of the value of the Collateral (as defined in the 2027 Indenture) and are structurally subordinated to all existing and future liabilities of each of the Company’s existing and future subsidiaries that do not guarantee the Senior Secured Notes 2027. As of June 30, 2023, the Senior Secured Notes 2027 bear an effective interest rate of 7.39%. The effective interest rate includes interest expense of $40.3 million and amortization of debt discount and issuance costs of $1.5 million.
For the year ended June 30, 2023, we recorded interest expense of $40.3 million, relating to Senior Secured Notes 2027 (year ended June 30, 2022 and 2021—nil, respectively).
Term Loan B
On May 30, 2018, we refinanced our existing term loan facility, by entering into a new $1 billion term loan facility (Term Loan B), whereby we borrowed $1 billion on that day and repaid in full the loans under our prior $800 million term loan facility originally entered into on January 16, 2014. Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver (as defined below), Acquisition Term Loan (as defined below) and Senior Secured Notes 2027. On June 6, 2023, we amended the Term Loan B to replace the LIBOR benchmark rate applicable to borrowings under Term Loan B with a SOFR benchmark rate.
Term Loan B has a seven-year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under the Term Loan B currently bear a floating rate of interest equal to Term SOFR plus the SOFR Adjustment (as defined in the Term Loan B) and applicable margin of 1.75%. As of June 30, 2023, the outstanding balance on the Term Loan B bears an interest rate of 6.90%. As of June 30, 2023, the Term Loan B bears an effective interest rate of 7.19%. The effective interest rate includes interest expense of $54.0 million and amortization of debt discount and issuance costs of $1.6 million.
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4.00:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2023, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.49:1.00.
For the year ended June 30, 2023, we recorded interest expense of $54.0 million relating to Term Loan B (year ended June 30, 2022 and 2021—$19.7 million and $18.6 million, respectively).
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B, the Acquisition Term Loan and Senior Secured Notes 2027. On June 6, 2023, we entered into an amendment to replace the LIBOR benchmark rate applicable to borrowings under the Revolver with a SOFR benchmark rate.
The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver currently bear interest per annum at a floating rate of interest equal to Term SOFR plus the SOFR Adjustment (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of June 30, 2023, the outstanding balance on the Revolver bears an interest rate of 6.91%.
As of June 30, 2023, we had $275 million outstanding balance under the Revolver (June 30, 2022—nil). For the year ended June 30, 2023, we recorded interest expense of $10.1 million relating to the Revolver (year ended June 30, 2022 and 2021—nil and $3.6 million, respectively, relating to amounts previously drawn). In July 2023, the Company subsequently repaid $175 million drawn under the Revolver.
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

The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR plus the SOFR Adjustment (as defined in the Acquisition Term Loan) and applicable margin of 3.50%. As of June 30, 2023, the outstanding balance on the Acquisition Term Loan bears an interest rate of 8.75%. As of June 30, 2023, the Acquisition Term Loan bears an effective interest rate of 9.85%. The effective interest rate includes interest expense of $125.7 million and amortization of debt discount and issuance costs of $9.3 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of June 30, 2023, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.49:1.00.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver, Term Loan B and the Senior Secured Notes 2027.
For the year ended June 30, 2023, we recorded interest expense of $125.7 million relating to the Acquisition Term Loan (year ended June 30, 2022 and 2021—nil, respectively).
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
For the year ended June 30, 2023, we did not have any borrowings or record any interest expense relating to the Bridge Loan (year ended June 30, 2022—nil).
Debt Issuance Costs
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our credit facilities and issuing our Senior Notes and are being amortized through interest expense over the respective terms of the Senior Notes, Term Loan B and Acquisition Term Loan using the effective interest method and straight-line method for the Revolver.

NOTE 12—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
Defined Benefit Plans
The Company has 52 pension and other post retirement plans in multiple countries, including 38 defined benefit and other post retirement benefit plans which were assumed as part of the Micro Focus Acquisition (see Note 19 “Acquisitions” for more details). All of our pension and other post retirement plans are located outside of Canada and the United States. The plans are primarily located in Germany, which, as of June 30, 2023, make up approximately 64% of the total net benefit pension obligations.
Our defined benefit pension plans include a mix of final salary type plans which provide for retirement, old age, disability and survivor’s benefits. Final salary type pension plans provide benefits to members either in the form of a lump sum payment or a guaranteed level of pension payable for life in the case of retirement, disability and death. Benefits under our final salary type plans are generally based on the participant’s age, compensation and years of service as well as the social security ceiling and other factors. Many of these plans are closed to new members. The net periodic costs of these plans are determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs.
Other post-retirement plans include statutory plans that offer termination, indemnity or other end of service benefits. Many of these plans were assumed through our acquisitions or are required by local regulatory and statutory requirements. All of our defined benefit and other post retirement plans are included in the aggregate projected benefit obligation within “Pension liability” on our Consolidated Balance Sheets.
The Company does not intend to make any cash contributions to any defined benefit pension or post-retirement plans unless required by the local regulatory or statutory requirements. For the year ended June 30, 2023, we made cash contributions of $6.5 million (year ended June 30, 2022 and 2021—$3.7 million and $2.6 million, respectively). For Fiscal 2024, we expect to make cash contributions of $9.7 million to our defined benefit plans.
As part of the Micro Focus Acquisition (see Note 19 “Acquisitions” for more details), we assumed a total of 38 defined benefit plans, all located outside of Canada and the United States. As of June 30, 2023, these assumed plans carried a net liability of $56.6 million and are funded at 73% of the defined benefit obligations. Plan assets that partially fund these assumed defined benefit obligations are primarily classified within Level 1 and Level 2 of the fair value hierarchy and consist primarily of investments in equity and debt funds. Plan assets exclude insurance contracts with guaranteed interest rates classified as Level 3 available-for-sale financial assets of $24.6 million that do not meet the definition of a qualifying insurance policy, as they have not been pledged to the defined benefit and other post retirement plans (see Note 16 “Fair Value Measurement” for more details). As of June 30, 2023, the fair value of these acquired plan assets was $155.3 million.
The following tables provides the details of the funded status of our defined benefit pension and other post-retirement plans:

	As of June 30, 2023	As of June 30, 2022
Plan assets	$208,363	$52,111
Projected benefit obligations	(339,179)	(115,591)
Funded status	$(130,816)	$(63,480)
The following tables provides details of the net benefit obligations of our defined benefit pension and other post-retirement plans:

	As of June 30, 2023	As of June 30, 2022
Current portion of benefit obligation(1)	$4,504	$2,529
Non-current portion of benefit obligation	126,312	60,951
Total	$130,816	$63,480
____________________________
(1) The current portion of the benefit obligation has been included within “Accrued salaries, incentives and commissions,” all within “Accounts payable and accrued liabilities” in the Consolidated Balance Sheets (see Note 10 “Accounts Payable and Accrued Liabilities”).

The following tables provides the details of the change in the benefit obligation and plan assets for the periods indicated:

	As of June 30, 2023	As of June 30, 2022
Benefit obligation—beginning of fiscal year	$115,591	$141,698
Service cost	6,921	4,404
Interest cost	7,091	2,271
Benefits paid	(3,293)	(5,079)
Company contributions	20	2
Employee contributions	1,393	50
Plan settlement	(2,789)	—
Plan amendment	(221)	—
Net transfers	205,556	—
Actuarial (gain) loss	6,199	(19,649)
Foreign exchange (gain) loss	2,711	(8,106)
Benefit obligation—end of period	339,179	115,591
Less: Current portion	4,504	2,529
Non-current portion of benefit obligation	$334,675	$113,062

	As of June 30, 2023	As of June 30, 2022
Plan assets—beginning of fiscal year	$52,111	$60,379
Benefit payments from plan assets	(325)	(2,436)
Expected return on plan assets	5,502	1,299
Return on plan assets	(3,174)	(7,859)
Company contributions	3,522	1,034
Employee contributions	1,515	50
Net transfers	150,058	—
Plan Settlement	(2,789)	—
Foreign exchange (gain) loss	1,943	(356)
Plan assets—end of period	$208,363	$52,111
The following table provides details of net pension expense for the periods indicated:

	Year Ended June 30,
Pension expense:	2023	2022	2021
Service cost	$6,921	$4,404	$3,693
Interest cost	7,091	2,271	1,733
Expected return of plan assets	(5,502)	(1,299)	(214)
Amortization of actuarial (gains) losses	246	1,008	1,399
Settlement cost	451	—	—
Net pension expense	$9,207	$6,384	$6,611
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under “Interest and other related expense, net” on our Consolidated Statements of Income.
The following table provides details of amounts recognized in Other Comprehensive Income:

	Year Ended June 30,
	2023	2022	2021
Net actuarial gain (loss)	$(9,017)	$7,461	$4,978
Amortization of actuarial loss (gain)	246	1,008	1,399
Settlement cost and plan amendments	673	—	—
Total recognized in other comprehensive income	$(8,098)	$8,469	$6,377

The following table provides details of the plan assets measured at fair value presented by asset category and fair value hierarchy for the periods indicated:

	As of June 30, 2023				As of June 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$2,924	$—	$—	$2,924	$2	$—	$—	$2
Debt funds	73,053	14,765	—	87,818	15,869	—	—	15,869
Equity funds	66,975	5,745	—	72,720	10,414	—	—	10,414
Real estate funds	235	72	6,420	6,727	—	—	—	—
Other	9,497	26,625	2,052	38,174	—	24,805	1,021	25,826
Total	$152,684	$47,207	$8,472	$208,363	$26,285	$24,805	$1,021	$52,111
The Company’s investment objective with respect to its defined benefit plan assets is to achieve an optimal rate of return over the long term while managing an appropriate level of risk to meet adequate future benefit obligations. Plan assets are managed by investment fiduciaries that determine the appropriate asset allocation, risk tolerance, fund diversification and investment strategies to achieve the long term investment objectives of the plan assets.
In determining the fair value of the defined benefit obligations as of June 30, 2023 and 2022, we used the following weighted-average key assumptions:

	Year Ended June 30,
	2023	2022
Assumptions:
Salary increases	2.9%	2.7%
Pension increases	2.1%	2.0%
Discount rate	3.9%	3.6%
Expected return on plan assets	5.8%	3.3%
Normal retirement age	64	65
Anticipated pension payments under the defined benefit plans for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2024	$13,115
2025	13,221
2026	14,258
2027	16,146
2028	17,745
2029 to 2033	102,196
Total	$176,681
Defined Contribution Plans
The Company has various defined contribution retirement plans around the world covering many of its employees. Under these plans, employees can contribute a portion of their salary to the plan and the Company makes minimum non-elective contributions, discretionary contributions, and matching contributions, depending on the terms of the specific plan. The majority of the plans are primarily located in Canada, the United States, the United Kingdom and Germany. For the year ended June 30, 2023, we made contributions of $40.0 million relating to the defined contribution retirement plans (year ended June 30, 2022 and 2021—$24.0 million and $16.4 million, respectively).
NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the year ended June 30, 2023, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.9720 per Common Share in the aggregate amount of $259.5 million, which we paid during the same period (year ended June 30, 2022 and 2021—$0.8836 and $0.7770 per Common Share, respectively, in the aggregate amount of $237.7 million and $210.7 million, respectively).

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
During the year ended June 30, 2023, we repurchased 521,136 Common Shares on the open market at a cost of $21.9 million for potential settlement of awards under “Long-Term Incentive Plans” and “Restricted Share Units” or other plans as described below (year ended June 30, 2022 and 2021—2,630,000 and 1,455,088 Common Shares, respectively, at a cost of $111.6 million and $64.8 million, respectively).
During the year ended June 30, 2023, we delivered to eligible participants 691,181 Common Shares that were purchased in the open market in connection with the settlement of awards and other plans (year ended June 30, 2022 and 2021—491,244 and 509,721 Common Shares, respectively).
Share Repurchase Plan
On November 4, 2021, the Board authorized a share repurchase plan (Fiscal 2022 Repurchase Plan), pursuant to which we were authorized to purchase in open market transactions, from time to time over the 12-month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares. During the year ended June 30, 2023, we did not repurchase and cancel any Common Shares (year ended June 30, 2022—3,809,559 Common Shares for $177.0 million).
Share-Based Payments
Share-based compensation expense for the periods indicated below is detailed as follows:

	Year Ended June 30,
	2023	2022	2021
Stock options	$20,144	$17,091	$15,639
Performance Share Units (issued under LTIP)	18,631	13,844	9,898
Restricted Share Units (issued under LTIP)	9,762	7,799	7,358
Restricted Share Units (other)	72,149	20,859	10,561
Deferred Share Units (directors)	4,036	3,993	3,396
Employee Stock Purchase Plan	5,580	5,970	5,117
Total share-based compensation expense	$130,302	$69,556	$51,969
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented. We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
A summary of unrecognized compensation cost for unvested shared-based payment awards is as follows:

	As of June 30, 2023
	Unrecognized Compensation Cost	Weighted Average Recognition Period (years)
Stock Options (issued under Stock Option Plans)	$47,731	2.5
Performance Share Units (issued under LTIP)	27,797	1.8
Restricted Share Units (issued under LTIP)	14,038	1.9
Restricted Share Units (other)	108,956	1.5
Total unrecognized share-based compensation cost	$198,522

Stock Option Plans
A summary of stock options outstanding under our 2004 Stock Option Plan is set forth below.

2004 Stock Option Plan
Date of inception	Oct-04
Eligibility	Eligible employees, as determined by the Board of Directors
Options granted to date	45,866,567
Options exercised to date	(21,993,009)
Options cancelled to date	(11,654,119)
Options outstanding	12,219,439
Options available for issuance	5,950,832
Termination grace periods	Immediately “for cause”; 90 days for any other reason; 180 days due to death
Vesting schedule	25% per year, unless otherwise specified
Exercise price range	$26.81 - $52.62
Expiration dates	7/29/2023 - 5/08/2030
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
A summary of activity under our stock option plans for the year ended June 30, 2023 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2022	8,820,662	$42.74	4.68	$7,111
Granted	4,964,650	31.29
Exercised	(245,235)	31.93
Forfeited or expired	(1,320,638)	41.52
Outstanding at June 30, 2023	12,219,439	$38.44	4.68	$62,473
Exercisable at June 30, 2023	4,292,254	$39.30	3.09	$16,497

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Year Ended June 30,
	2023	2022	2021
Weighted–average fair value of options granted	$6.75	$9.02	$8.45
Weighted-average assumptions used:
Expected volatility	28.73%	26.39%	26.26%
Risk–free interest rate	3.98%	1.15%	0.24%
Expected dividend yield	3.07%	1.78%	1.55%
Expected life (in years)	4.20	4.15	4.59
Forfeiture rate (based on historical rates)	7%	7%	7%
Average exercise share price	$31.13	$48.20	$45.76
Performance Options
During the year ended June 30, 2023, we granted 1,000,000 performance options (year ended June 30, 2022 and 2021—nil and 750,000 performance options, respectively).
For the periods in which performance options were granted, as indicated, the weighted-average fair value of performance options and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Year Ended June 30,
	2023	2022	2021
Weighted–average fair value of options granted	$8.09	$—	$10.18
Derived service period (in years)	1.70	0.00	1.80
Weighted-average assumptions used:
Expected volatility	26.00%	—%	28.00%
Risk–free interest rate	3.21%	—%	0.42%
Expected dividend yield	2.00%	—%	1.70%
Average exercise share price	$31.89	$—	$45.81
Summary of Stock Options and Performance Options
The aggregate intrinsic value of options exercised during the year ended June 30, 2023 was $1.8 million (year ended June 30, 2022 and 2021—$17.0 million and $25.0 million, respectively). For the year ended June 30, 2023, cash in the amount of $7.8 million was received as the result of the exercise of options granted under share-based payment arrangements (year ended June 30, 2022 and 2021—$32.7 million and $49.6 million, respectively). The tax benefit realized by us during the year ended June 30, 2023 from the exercise of options eligible for a tax deduction was $0.3 million (year ended June 30, 2022 and 2021—$2.8 million and $2.3 million, respectively).
Long-Term Incentive Plans
We incentivize certain eligible employees, in part, with long-term compensation pursuant to our LTIP. The LTIP is a rolling three-year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or Restricted Share Units (RSUs). Target PSUs become vested upon the achievement of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. RSUs become vested when an eligible employee remains employed throughout the vesting period. For the year ended June 30, 2023, we settled LTIP awards that vested by delivering to eligible participants 290,971 Common Shares that were purchased in the open market at a cost of $12.7 million.
PSUs and RSUs granted under the LTIP have been measured at fair value as of the effective date, consistent with ASC Topic 718, and will be charged to share-based compensation expense over the remaining life of the plan. We estimate the fair value of PSUs using the Monte Carlo pricing model and RSUs have been valued based upon their grant date fair value. Beginning in Fiscal 2023 certain PSU and RSU grants were eligible to receive dividend equivalent units that vest under the same conditions as the underlying grants.

Performance Share Units (Issued Under LTIP)
A summary of activity under our performance share units issued under long-term incentive plans for the year ended June 30, 2023 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2022	812,937	$61.29	1.89	$30,762
Granted (1)	539,911	54.38
Vested (1)	(224,593)	41.75
Forfeited or expired	(114,870)	62.80
Outstanding at June 30, 2023	1,013,385	$61.64	1.75	$42,106
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
For the periods indicated, the weighted-average fair value of PSUs issued under LTIP, and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Year Ended June 30,
	2023	2022	2021
Weighted–average fair value of performance share units granted	$43.10 - $55.06	$69.78 - $75.15	$44.56 - $61.67
Weighted-average assumptions used:
Expected volatility	29.00%	28.00%	28.00%
Risk–free interest rate	3.13% - 3.39%	0.45% - 0.71%	0.15% - 0.24%
Expected dividend yield	0.0%	1.7% - 1.8%	1.7%
Expected life (in years)	3.11	3.10	3.09
Forfeiture rate (based on historical rates)	7%	7%	7%
Weighted–average fair value of performance share units vested	$41.75	$30.39	$25.76
Aggregate intrinsic value of performance share units vested ($ in ‘000’s)	$6,216	$10,370	$4,286
Restricted Share Units (Issued Under LTIP)
A summary of activity under our restricted share units issued under long-term incentive plans for the year ended June 30, 2023 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2022	611,743	$44.14	1.62	$23,148
Granted	404,880	38.82
Vested	(147,223)	36.83
Forfeited or expired	(95,040)	43.32
Outstanding at June 30, 2023	774,360	$42.83	1.68	$32,175
For the periods indicated, the weighted-average fair value and aggregate intrinsic value of RSUs (issued under LTIP) were as follows:

	Year Ended June 30,
	2023	2022	2021
Weighted–average fair value of restricted share units granted	$38.82	$49.91	$43.39
Weighted–average fair value of restricted share units vested	$36.83	$37.36	$32.93
Aggregate intrinsic value of restricted share units vested ($ in 000’s)	$3,947	$9,139	$7,832

Restricted Share Units (Other)
In addition to the grants made in connection with the LTIP plans discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. During the year ended June 30, 2023, we granted RSUs through a special one-time grant for development, engagement and long-term retention to certain of our non-executive employees. RSUs (other) vest in tranches over a specified contract date, typically two or three years from the respective date of grants.
A summary of activity under our RSUs (other) issued for the year ended June 30, 2023 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2022	2,593,707	$44.90	2.86	$98,146
Granted	3,493,488	30.46
Vested	(400,210)	36.33
Forfeited or expired	(376,390)	41.91
Outstanding at June 30, 2023	5,310,595	$36.43	1.97	$220,655
For the periods indicated, the weighted-average fair value and intrinsic value of RSUs (other) were as follows:

	Year Ended June 30,
	2023	2022	2021
Weighted–average fair value of restricted share units granted	$30.46	$44.81	$45.73
Weighted–average fair value of restricted share units vested	$36.33	$45.73	$—
Aggregate intrinsic value of restricted share units vested ($ in 000’s)	$15,755	$7,406	$—
During the year ended June 30, 2023, we delivered to eligible participants 400,210 Common Shares that were purchased in the open market in connection with the settlement of vested RSUs, at a cost of $17.6 million (year ended June 30, 2022 and 2021—141,452 and zero Common Shares, respectively, with a cost of $5.9 million and nil).
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
A summary of activity under our deferred share units issued for the year ended June 30, 2023 is as follows:

	Units	Weighted-Average Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2022 (1)	885,701	$31.49	0.36	$33,515
Granted (2)	139,140	29.72
Settled	(30,273)	$40.46
Outstanding at June 30, 2023 (2)	994,568	$29.98	0.36	$41,324
______________________

(1)    Includes 55,520 unvested DSUs.
(2)    Includes 90,906 unvested DSUs.
For the periods indicated, the weighted-average fair value and intrinsic value of DSUs were as follows:

	Year Ended June 30,
	2023	2022	2021
Weighted–average fair value of deferred share units granted	$29.72	$50.04	$40.15
Weighted–average fair value of deferred share units vested	$32.44	$41.24	$41.48
Aggregate intrinsic value of deferred share units vested ($ in 000’s)	$1,565	$4,133	$3,109
During the year ended June 30, 2023, we settled 30,273 DSUs at a cost of $1.1 million (year ended June 30, 2022 and 2021—nil and 23,640 Common Shares, respectively, with a cost of nil and $1.1 million, respectively).
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%. During the year ended June 30, 2023, 1,089,120 Common Shares were eligible for issuance to employees enrolled in the ESPP (year ended June 30, 2022 and 2021—931,036 and 769,031 Common Shares, respectively). During the year ended June 30, 2023, cash in the amount of $31.0 million was received from employees relating to the ESPP (year ended June 30, 2022 and 2021—$34.5 million and $30.5 million, respectively).
NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2023 - June 30, 2024	July 1, 2024 - June 30, 2026	July 1, 2026 - June 30, 2028	July 1, 2028 and beyond
Long-term debt obligations (1)	$12,424,286	$648,414	$2,373,260	$2,948,038	$6,454,574
Purchase obligations for contracts not accounted for as lease obligations (2)	176,440	52,588	108,346	15,506	—
	$12,600,726	$701,002	$2,481,606	$2,963,544	$6,454,574
_______________________________________
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2023, in connection with the CRA’s reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $76 million. As of June 30, 2023, we have provisionally paid approximately $33 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on the Consolidated Balance Sheets as of June 30, 2023.
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
The CRA has audited Fiscal 2017 and Fiscal 2018 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 and Fiscal 2018 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 and Fiscal 2018 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017 and Fiscal 2018 on a basis consistent with its proposal to reduce the available depreciable basis of these assets in Canada. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017 and on March 15, 2023, we filed our notice of objection regarding the reassessment in respect of Fiscal 2018. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 and Fiscal 2018 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 and Fiscal 2018 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2024 while the matter is in dispute.
We will continue to vigorously contest the adjustments to our taxable income and any penalty and interest assessments, as well as any reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Annual Report on Form 10-K, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Consolidated Financial Statements. The CRA is auditing Fiscal 2019, and may reassess Fiscal 2019 on a similar basis as Fiscal 2017 and Fiscal 2018. The CRA is also in preliminary stages of auditing Fiscal 2020.
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite, a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS) (the Luna Complaint). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the Securities Actions). On November 21, 2019, the district court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. On October 22, 2020, the district court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit. On December 21, 2021, the United States Court of Appeals for the First Circuit issued a decision reversing and remanding the Securities Actions to the district court for further proceedings. The parties have completed discovery and defendants have filed a motion for summary judgment. The defendants remain confident in their position, believe the Securities Actions are without merit, and will continue to vigorously defend the matter.
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
Other Matters
Please also see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for Fiscal 2023, as well as Note 15 “Income Taxes” related to certain historical matters arising prior to the Micro Focus Acquisition.

NOTE 15—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
The effective tax rate increased to a provision of 32.0% for the year ended June 30, 2023, compared to a provision of 23.0% for the year ended June 30, 2022. Tax expense decreased from $118.8 million during the year ended June 30, 2022 to $70.8 million during the year ended June 30, 2023. The increase in the effective tax rate was driven by increases in withholding taxes, changes in valuation allowance, permanent differences related to foreign source income inclusions, and the impact of internal reorganizations, partially offset by lower pretax income, tax credits and permanent adjustments related to the preferential tax treatment of the mark-to-market gains on derivatives. The tax rate for the year ended June 30, 2022 varied from the statutory rate due favorable permanent adjustments related to excess share-based compensation deductions, tax credits, and the reduction in the accrual on unremitted foreign earnings, partially offset by the impact of internal reorganizations and an increase in unrecognized tax benefits.
A reconciliation of the combined Canadian federal and provincial income tax rate with our effective income tax rate is as follows:

	Year Ended June 30,
	2023	2022	2021
Expected statutory rate	26.50%	26.50%	26.50%
Expected provision for income taxes	$58,653	$136,743	$172,454
Effect of foreign tax rate differences	(17,502)	(4,578)	(4,309)
Change in valuation allowance	16,218	(2,444)	(5,900)
Effect of permanent differences	17,281	(12,710)	(1,885)
Effect of changes in unrecognized tax benefits	857	8,130	(86,170)
Effect of withholding taxes	12,464	6,617	8,500
Effect of tax credits	(45,596)	(12,330)	(16,086)
Effect of accrual for undistributed earnings	5,804	(6,343)	3,209
Effect of US BEAT	6,854	—	7,967
Effect of IRS Settlement	—	—	300,460
Impact of internal reorganizations	8,822	13,077	(33,676)
Other items	6,912	(7,410)	(4,658)
Provision for income taxes	$70,767	$118,752	$339,906
The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended June 30,
	2023	2022	2021
Domestic income (loss)	300,437	435,355	462,315
Foreign income (loss)	(79,104)	80,656	188,455
Income before income taxes	$221,333	$516,011	$650,770

The provision for (recovery of) income taxes consisted of the following:

	Year Ended June 30,
	2023	2022	2021
Current income taxes (recoveries):
Domestic	15,619	17,428	310,615
Foreign	204,708	137,412	(43,748)
Total current income taxes (recoveries)	220,327	154,840	266,867
Deferred income taxes (recoveries):
Domestic	17,461	54,867	111,232
Foreign	(167,021)	(90,955)	(38,193)
Total deferred income taxes (recoveries)	(149,560)	(36,088)	73,039
Provision for income taxes	$70,767	$118,752	$339,906

The primary components of the deferred tax assets and liabilities are as follows, for the periods indicated below:

	As of June 30,
	2023	2022
Deferred tax assets
Non-capital loss carryforwards	$754,852	$207,631
Capital loss carryforwards	13,512	—
Interest expense carryforwards	156,832	—
Capitalized scientific research and development expenses	343,308	121,771
Depreciation and amortization	—	314,168
Restructuring costs and other reserves	34,357	19,561
Capitalized inventory and intangible expenses	52,345	43,129
Tax credits	171,536	126,920
Lease liabilities	48,378	40,486
Deferred revenue	90,312	9,288
Share-based compensation	37,692	29,239
Derivatives	42,716	—
Other	50,272	30,540
Total deferred tax asset	$1,796,112	$942,733
Valuation allowance	(605,926)	(73,965)
Deferred tax liabilities
Depreciation and amortization	(546,024)	—
Right of use assets	(31,933)	(31,452)
Other	(109,465)	(93,049)
Deferred tax liabilities	$(687,422)	$(124,501)
Net deferred tax asset	$502,764	$744,267
Comprised of:
Long-term assets	926,719	810,154
Long-term liabilities	(423,955)	(65,887)
Net deferred tax asset	$502,764	$744,267
As of June 30, 2023, we have $364.2 million of domestic non-capital loss carryforwards. In addition, we have $3.0 billion of foreign non-capital loss carryforwards, which includes $372.1 million of U.S. state loss carryforwards. $476.3 million of the foreign non-capital loss carryforwards have no expiry date, which includes $12.8 million of U.S. state loss carryforwards. The remainder of the domestic and foreign losses expire between 2024 and 2043. In addition, investment tax credits of $74.1 million will expire between 2028 and 2043.

We believe that sufficient uncertainty exists regarding the realization of certain deferred tax assets that a valuation allowance is required. We continue to evaluate our taxable position quarterly and consider factors by taxing jurisdiction, including but not limited to factors such as estimated taxable income, any historical experience of losses for tax purposes and the future growth of OpenText. As of June 30, 2023 and 2022, the Company had a valuation allowance on its domestic and foreign deferred tax assets of $605.9 million and $74.0 million, respectively. The balance at June 30, 2023 consisted of $8.7 million and $597.2 million against the Company’s domestic and foreign deferred tax assets, respectively, which, the Company believes, are more likely than not to be utilized in future years. The valuation allowance increased in Fiscal 2023 by $532.0 million primarily related to the Micro Focus Acquisition, which has significant losses that cannot be benefited.

The aggregate changes in the balance of our gross unrecognized tax benefits (including interest and penalties) were as follows:

Unrecognized tax benefits as of June 30, 2021	$36,749
Increases on account of current year positions	206
Increases on account of prior year positions	27,398
Decreases on account of prior year positions	(694)
Decreases due to settlements with tax authorities	(3,830)
Decreases due to lapses of statutes of limitations	(5,703)
Unrecognized tax benefits as of June 30, 2022	$54,126
Increases on account of current year positions	8,118
Increases on account of prior year positions (1)	138,062
Decreases on account of prior year positions	(2,086)
Decreases due to settlements with tax authorities	(4,485)
Decreases due to lapses of statutes of limitations	(15,007)
Unrecognized tax benefits as of June 30, 2023	$178,728
__________________________________
(1)The increase in unrecognized tax benefits is primarily driven by the assumption of unrecognized tax benefits related to the Micro Focus Acquisition.
Included in the above tabular reconciliation are unrecognized tax benefits of $66.1 million as of June 30, 2023 (June 30, 2022—$23.4 million) relating to tax attributes in which the unrecognized tax benefit has been recorded as a reduction to the deferred tax asset. The net unrecognized tax benefit excluding these deferred tax assets is $112.6 million as of June 30, 2023 (June 30, 2022—$30.7 million).
We recognize interest expense and penalties related to income tax matters in income tax expense. For the year ended June 30, 2023, 2022 and 2021, respectively, we recognized the following amounts as income tax-related interest expense and penalties:

	Year Ended June 30,
	2023	2022	2021
Interest expense (income)	$(1,922)	$419	$44,657
Penalties expense	(21)	1,739	1,125
Total	$(1,943)	$2,158	$45,782
The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of June 30, 2023	As of June 30, 2022
Interest expense accrued (1)	$10,187	$4,821
Penalties accrued (1)	$3,332	$3,569
__________________________________
(1)These balances are primarily included within “Long-term income taxes payable” within the Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of June 30, 2023, could decrease tax expense in the next 12 months by $9.9 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

We are subject to income tax audits in all major taxing jurisdictions in which we operate. Our four most significant tax jurisdictions are Canada, the United States, United Kingdom and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. We currently have income tax audits open in Canada, the United States, the United Kingdom, Germany and other immaterial jurisdictions. The earliest fiscal years open for examination are 2012 for Canada, 2018 for the United States, 2015 for the United Kingdom and 2016 for Germany. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the Canada audits are included in Note 14 “Guarantees and Contingencies.”
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
As of June 30, 2023, we have recognized a provision of $28.3 million (June 30, 2022—$15.1 million) in respect of deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
On December 21, 2020, we entered into a closing agreement with the IRS resolving all of the proposed adjustments to our taxable income for Fiscal 2010 and Fiscal 2012. As a result, we recorded charges of $300.5 million during the year ended June 30, 2021 to “Provision for income taxes.” We believe the IRS Settlement to be in the best interest of all stakeholders, as it closes all past, present and future items related to this matter. The IRS Settlement provides finality to this longstanding matter.
State Aid Matter
In April 2019, the European Commission published its final decision on its State Aid investigation into the UK’s “Financing Company Partial Exemption” legislation and concluded that part of the legislation was in breach of EU State Aid rules. The UK government and certain UK-based international companies, supported by Micro Focus, appealed to the General Court of the Court of Justice of the European Union (General Court of the CJEU) against the decision.
In February 2021, Micro Focus received and settled GBP denominated State Aid charging notices issued by HM Revenue and Customs, following the requirement for the UK government to start collection proceedings. As a result, Micro Focus recorded a long-term income tax receivable of $43.2 million. This reflects the payment that was made following the final decision published by the European Commission on its State Aid investigation into the UK’s ‘Financing Company Partial Exemption’ legislation. Based on management’s assessment of the value of the underlying tax benefit under dispute, and as supported by external professional advice, Micro Focus believed they had no liability in respect of these matters and therefore no tax charge was recorded.
On June 8, 2022, the General Court of the CJEU found in favor of the European Commission’s decision that the UK’s ‘Financing Company Partial Exemption’ legislation is in breach of EU State Aid rules. The UK Government and UK-based international companies, supported by Micro Focus, lodged an appeal against the judgement with the CJEU. Micro Focus previously received and settled State Aid charging notices from HM Revenue and Customs (including historic interest) and given that an appeal would be expected to take more than a year, a long-term income tax recoverable continues to be recognized as part of non-current tangible assets as of June 30, 2023, in the preliminary purchase price allocation relating to the Micro Focus Acquisition, as described in Note 19 “Acquisitions.”

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

Financial Assets and Liabilities Measured at Fair Value:
Our cash and cash equivalents, along with our accounts receivable and accounts payable and accrued liabilities balances, are measured and recognized in our Consolidated Financial Statements at an amount that approximates the fair value (a Level 2 measurement) due to their short maturities. The carrying value of our other long-term debt facilities approximates the fair value since the interest rate is at market. See Note 11 “Long-Term Debt” for further details.
The following table summarizes the fair value of the Company’s financial instruments as of June 30, 2023 and 2022:

		Fair Value
	Fair Value Hierarchy	June 30, 2023	June 30, 2022
Assets:
Available-for-sale financial assets (Note 9)	Level 2	$15,231	$—
Available-for-sale financial assets (Note 9)	Level 3	$24,627	$—
Derivative asset (Note 17)	Level 2	$3,547	$—

Liabilities:
Derivative liability (Note 17)	Level 2	$(161,191)	$(892)
Senior Notes (Note 11) (1)	Level 2	$(3,827,888)	$(2,835,810)
__________________________________
(1)Senior Notes are presented within the Consolidated Balance Sheets at amortized cost. See Note 11 “Long-Term Debt” for further details.
Changes in Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in the fair value of our Level 3 deal-contingent foreign currency forward contracts and available-for-sale financial assets between June 30, 2022 and June 30, 2023.

	Deal-contingent foreign currency forward contracts	Available-for-sale financial assets
Balance as of June 30, 2022	$—	$—
Gain (loss) recognized in income	9,354	209
Purchases	—	24,418
Settlements	(9,354)	—
Balance as of June 30, 2023	$—	$24,627
Our derivative liabilities and our derivative assets are classified as Level 2 and are comprised of foreign currency forward and swap contracts. Our valuation techniques used to measure the fair values of the derivative instruments, the counterparty to which has high credit ratings, were derived from pricing models including discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for these instruments. Our discounted cash flow techniques use observable market inputs, such as, where applicable, foreign currency spot and forward rates.
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the year ended June 30, 2023 and 2022, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended June 30, 2023 and 2022, respectively, no indications of impairments were identified and therefore no fair value measurements were required.

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
These instruments were entered into as economic hedges to mitigate foreign currency risks associated with the Micro Focus Acquisition. The instruments did not initially qualify for hedge accounting at the time they were entered into. In connection with the closing of the Micro Focus Acquisition, the deal-contingent forward and non-contingent forward contracts were settled and we designated the 7-year EUR/USD cross currency swaps as net investment hedges (see further details below). The 5-year EUR/USD cross currency swaps are non-designated and are measured at fair value with changes to fair value being recognized in the Consolidated Statements of Income within “Other income (expense), net.”
Net Investment Hedge
During the third quarter of Fiscal 2023, the Company designated the €690 million of 7-year EUR/USD cross currency swaps as net investment hedges in accordance with “Derivatives and Hedging” (Topic 815). The Company utilizes the designated cross currency swaps to protect our EUR-denominated operations against exchange rate fluctuations.
The Company assesses the hedge effectiveness of its net investment hedges on a quarterly basis utilizing a method based on the changes in spot price. As such, for derivative instruments designated as net investment hedges, changes in fair value of the designated hedging instruments attributable to fluctuations in the foreign currency spot exchange rates are initially recorded as a component of currency translation adjustments included within Consolidated Statements of Comprehensive Income until the hedged foreign operations are either sold or substantially liquidated.
In accordance with Topic 815 certain components of the designated cross currency swaps relating to counterparty credit risk and forward exchange rates were excluded from the above effectiveness assessment. The fair value of these excluded components will be amortized over the life of the hedging instruments within “Interest and other related expense, net” within the Consolidated Statements of Income. Additionally, we will record the cash flows related to the periodic interest settlements on the 7-year EUR/USD cross currency swaps within the investing activities section of the Consolidated Statements of Cash Flows. Any gains or losses recognized upon settlement of the cross currency swaps will be recorded within the investing activities section of the Consolidated Statements of Cash Flows.
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
We have designated these transactions as cash flow hedges of forecasted transactions under Topic 815. As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within “Other Comprehensive Income (Loss) - net.” The fair value of the contracts, as of June 30, 2023, is recorded within “Prepaid expenses and other current assets” and represents the net gain before tax effect that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings with the next twelve months.

As of June 30, 2023, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $96.3 million (June 30, 2022—$66.5 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (see Note 16 “Fair Value Measurement”)

		As of June 30, 2023		As of June 30, 2022
Instrument	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedges:
Cash flow hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$1,530	$—	$—	$(892)
Net investment hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	596	(87,855)	—	—
Total derivatives designated as hedges:		$2,126	$(87,855)	$—	$(892)

Derivatives not designated as hedges:
Cross currency swap contracts	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	1,421	(73,336)	—	—
Total derivatives not designated as hedges:		$1,421	$(73,336)	$—	$—
Total derivatives		$3,547	$(161,191)	$—	$(892)

Effects of Derivative Instruments on Income (Loss)

		Year Ended June 30,
Instrument	Income Statement Location	2023	2022	2021
Derivatives designated as hedges:
Cash flow hedge	Operating expenses	$(3,702)	$(507)	$4,462
Net investment hedge	Interest and other related expense, net	1,344	—	—

Derivatives not designated as hedges:
Deal-contingent forward contract	Other income (expense), net	9,354	—	—
Non-contingent forward contract	Other income (expense), net	9,052	—	—
Cross currency swap contracts	Other income (expense), net	(9,779)	—	—
Cross currency swap contracts	Interest and other related expense, net	1,421	—	—
Total		$7,690	$(507)	$4,462
Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) (Loss)

		Year Ended June 30,
	Consolidated Statements of Income and Consolidated Statements of Comprehensive Income Location	2023	2022	2021
Gain (loss) recognized in OCI (loss) on cash flow hedge (effective portion)	Unrealized gain (loss) on cash flow hedge	$(1,280)	$(2,530)	$5,778
Gain (loss) recognized in OCI (loss) on net investment hedge (effective portion)	Net foreign currency translation adjustment	$(32,347)	$—	$—
Gain (loss) reclassified from AOCI into income (effective portion) - cash flow hedge	Operating expenses	$(3,702)	$(507)	$4,462
Gain (loss) reclassified from AOCI into income (excluded from effectiveness testing) - net investment hedge	Interest and other related expense, net	$748	$—	$—
NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Year Ended June 30,
	2023	2022	2021
Micro Focus Acquisition Restructuring Plan	$72,284	$—	$—
Fiscal 2022 Restructuring Plan	6,744	25,778	—
Other historical restructuring plans	(1,628)	(3,892)	(5,313)
Acquisition-related costs	48,941	6,872	5,906
Other charges (recoveries)	42,818	18,115	1,155
Total	$169,159	$46,873	$1,748

Micro Focus Acquisition Restructuring Plan
During the third quarter of Fiscal 2023, as part of the Micro Focus Acquisition, we made a strategic decision to implement restructuring activities to reduce our overall workforce and further reduce our real estate footprint around the world (Micro Focus Acquisition Restructuring Plan). The Micro Focus Acquisition Restructuring Plan charges relate to facility costs and workforce reductions. Facility costs include the accelerated amortization associated with the abandonment of right of use assets, the write-off of fixed assets and other related variable lease and exit costs. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
During the year ended June 30, 2023, we recognized costs of $13.3 million related to abandoned office spaces that have been early terminated or assigned to a third party, of which $5.5 million was related to the write-off of right of use assets, and $1.7 million in charges associated with the write-off of fixed assets as part of the Micro Focus Acquisition Restructuring Plan.
As of June 30, 2023, we expect total costs to be incurred in connection with the Micro Focus Acquisition Restructuring Plan to be approximately $135.0 million to $150.0 million, of which $72.3 million has been recorded within “Special charges (recoveries)” to date.
A reconciliation of the beginning and ending restructuring liability, which is included within “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets, for the year ended June 30, 2023 is shown below.

Micro Focus Acquisition Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2022	$—	$—	$—
Accruals and adjustments	57,261	7,887	65,148
Cash payments	(31,738)	(556)	(32,294)
Foreign exchange and other non-cash adjustments	293	(55)	238
Balance payable as of June 30, 2023	$25,816	$7,276	$33,092
Fiscal 2022 Restructuring Plan
During the third quarter of Fiscal 2022, as part of our return to office planning, we made a strategic decision to implement restructuring activities to streamline our operations and further reduce our real estate footprint around the world (Fiscal 2022 Restructuring Plan). The Fiscal 2022 Restructuring Plan charges relate to facility costs and workforce reductions. Facility costs include the accelerated amortization associated with the abandonment of right of use assets, the write-off of fixed assets and other related variable lease and exit costs. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
During the year ended June 30, 2023, we recognized costs (recoveries) of $2.7 million related to abandoned office space that have been early terminated or assigned to a third party, of which $1.4 million was related to the write-off of right of use assets.
Since the inception of the Fiscal 2022 Restructuring Plan, $32.5 million has been recorded within “Special charges (recoveries)” to date. We do not expect to incur any further significant charges relating to the Fiscal 2022 Restructuring Plan.
A reconciliation of the beginning and ending restructuring liability, which is included within “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets, for the year ended June 30, 2023 is shown below.

Fiscal 2022 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2021	$—	$—	$—
Accruals and adjustments	2,138	5,690	7,828
Cash payments	(1,117)	(219)	(1,336)
Foreign exchange and other non-cash adjustments	(32)	(61)	(93)
Balance payable as of June 30, 2022	$989	$5,410	$6,399
Accruals and adjustments	3,729	1,387	5,116
Cash payments	(4,212)	(3,199)	(7,411)
Foreign exchange and other non-cash adjustments	(9)	(290)	(299)
Balance payable as of June 30, 2023	$497	$3,308	$3,805

Acquisition-related costs
Acquisition-related costs, recorded within “Special charges (recoveries)” include direct costs of potential and completed acquisitions. Acquisition-related costs for the year ended June 30, 2023 were $48.9 million (year ended June 30, 2022 and 2021—$6.9 million and $5.9 million, respectively).
Other charges (recoveries)
For the year ended June 30, 2023, “Other charges (recoveries)” includes $23.0 million of severance charges and $11.8 million of other miscellaneous charges, both associated with the Micro Focus Acquisition, and $8.3 million related to pre-acquisition equity incentives of Zix, which upon acquisition were replaced by equivalent value cash settlements and $(0.2) million related to other Zix miscellaneous charges (recoveries) (see Note 19 “Acquisitions”).
For the year ended June 30, 2022, “Other charges” includes $15.4 million related to pre-acquisition equity incentives of Zix, which upon acquisition were replaced by equivalent value cash settlements (see Note 19 “Acquisitions”) and $2.7 million related to other miscellaneous charges.
For the year ended June 30, 2021, “Other charges” includes $1.2 million relating to other miscellaneous charges.
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
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based on their fair values as of January 31, 2023, are set forth below:

Cash and cash equivalents	$541,582
Accounts receivable, net of allowance for credit losses (1)	407,379
Other current assets	290,324
Non-current tangible assets	444,618
Goodwill (2)	3,417,635
Intangible customer assets	2,162,400
Intangible technology assets	1,392,300
Accounts payable and accrued liabilities	(505,737)
Deferred revenues	(1,107,021)
Other liabilities	(796,498)
Net Assets Acquired	$6,246,982
______________________________
(1)The gross amount receivable was $418.2 million of which $10.8 million of this receivable was expected to be uncollectible.
(2)The goodwill of $3.4 billion is primarily attributable to the synergies expected to arise after the acquisition. There is $67.3 million of goodwill that is deductible for tax purposes.

Acquisition-related costs for Micro Focus included in “Special Charges (Recoveries)” in the Consolidated Statements of Income for the year ended June 30, 2023 was $48.3 million.
A settlement related to Micro Focus’ securities litigation that was agreed to prior to the Micro Focus Acquisition has been accrued as part of the liabilities assumed. This settlement, which the court has informed the parties will be approved, will be fully paid from insurance coverage, and therefore a receivable has been recognized as part of the assets acquired. During the third quarter of Fiscal 2023, payment was made into escrow by insurers, and therefore both the associated receivable and liability are no longer included on the Consolidated Balance Sheets as of June 30, 2023.
The finalization of the above purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including intangible assets and taxation-related balances as well as for potential unrecorded liabilities. We expect to finalize this determination on or before our quarter ending March 31, 2024.
The amount of Micro Focus’ revenues and net loss included in our Consolidated Statements of Income for the year ended June 30, 2023 is set forth below:

February 1, 2023 – June 30, 2023
Revenues	$976,537
Net Loss (1)	$(94,741)
______________________
(1)Net loss for the year ended includes one-time fees of approximately $82.9 million on account of special charges and $202.4 million of amortization charges relating to intangible assets.
The unaudited pro forma revenues and net income of the combined entity for the year ended June 30, 2023 and 2022, respectively, had the Micro Focus Acquisition been consummated on July 1, 2021, are set forth below:

	Year Ended June 30,
Supplemental Unaudited Pro Forma Information	2023	2022
Revenues	$5,933,106	$6,248,335
Net income (loss) (1)	(500,105)	206,985
Net income (loss) attributable to OpenText (1)	(500,292)	206,816
______________________
(1)Included in the pro forma net loss for the year ended June 30, 2023, is a $448.2 million goodwill impairment recorded by Micro Focus in its pre-acquisition historical results as a result of the Company’s offer to acquire Micro Focus at a price of 532 pence per share.
The unaudited pro forma financial information in the table above is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the Micro Focus Acquisition had taken place at the beginning of the periods presented or the results that may be realized in the future.

Fiscal 2022 Acquisitions
Acquisition of Zix Corporation
On December 23, 2021, we acquired all of the equity interest in Zix Corporation (Zix), a leader in SaaS based email encryption, threat protection and compliance cloud solutions for small and medium-sized businesses (SMB). Total consideration for Zix was $894.5 million paid in cash, inclusive of cash acquired and $18.6 million relating to the cash settlement of pre-acquisition vested share-based compensation that was previously accrued but since paid as of June 30, 2022. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe the acquisition increases our position in the data protection, threat management, email security and compliance solutions spaces.
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
Acquisition-related costs for Zix included in “Special charges (recoveries)” in the Consolidated Financial Statements for the year ended June 30, 2023 were $0.2 million.
Pre-acquisition equity incentives of $25.3 million were replaced upon acquisition by equivalent value cash settlements to be settled in accordance with the original vesting dates, primarily over the next two years. Of these equity incentives, $8.3 million for the year ended June 30, 2023 were included in “Special charges (recoveries).”
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
The following table sets forth the distribution of revenues, by significant geographic area, for the periods indicated:

	Year Ended June 30,
	2023	2022	2021
Revenues (1):
United States	$2,523,737	$1,968,597	$1,870,620
Germany	291,772	241,506	212,014
United Kingdom	204,683	198,459	195,721
Canada	186,014	186,213	166,430
Rest of EMEA (2)	808,824	586,236	623,872
All other countries	469,950	312,833	317,458
Total revenues	$4,484,980	$3,493,844	$3,386,115
_________________________
(1) Total revenues by geographic area are determined based on the location of our direct customer.
(2)EMEA consists of countries in Europe, the Middle East and Africa.
The following table sets forth the distribution of long-lived assets, representing property and equipment, ROU assets and intangible assets, by significant geographic area, as of the periods indicated below.

	As of June 30, 2023	As of June 30, 2022
Long-lived assets:
United States	$2,647,068	$1,003,803
United Kingdom	1,560,968	13,359
Canada	280,174	339,793
Germany	39,231	39,554
Rest of EMEA (1)	62,662	76,440
All other countries	133,403	45,100
Total	$4,723,506	$1,518,049
_______________________________
(1) EMEA consists of countries in Europe, the Middle East and Africa.

NOTE 21—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2020	$32,968	$(136)	$—	$(15,007)	$17,825
Other comprehensive income (loss) before reclassifications, net of tax	42,440	4,246	—	3,987	50,673
Amounts reclassified into net income, net of tax	—	(3,280)	—	1,020	(2,260)
Total other comprehensive income (loss) net	42,440	966	—	5,007	48,413
Balance as of June 30, 2021	75,408	830	—	(10,000)	66,238
Other comprehensive income (loss) before reclassifications, net of tax	(78,724)	(1,859)	—	5,595	(74,988)
Amounts reclassified into net income, net of tax	—	373	—	718	1,091
Total other comprehensive income (loss) net	(78,724)	(1,486)	—	6,313	(73,897)
Balance as of June 30, 2022	(3,316)	(656)	—	(3,687)	(7,659)
Other comprehensive income (loss) before reclassifications, net of tax	(40,798)	(941)	(602)	(6,605)	(48,946)
Amounts reclassified into net income, net of tax	—	2,721	—	325	3,046
Total other comprehensive income (loss) net	(40,798)	1,780	(602)	(6,280)	(45,900)
Balance as of June 30, 2023	$(44,114)	$1,124	$(602)	$(9,967)	$(53,559)
NOTE 22—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2023	2022	2021
Cash paid during the period for interest	$360,232	$152,750	$147,996
Cash received during the period for interest	$53,486	$4,637	$3,856
Cash paid during the period for income taxes (1)	$202,486	$116,583	$400,137
_____________________________
(1)Included for the year ended June 30, 2021 is cash paid of $299.6 million relating to settlements with the IRS. Please see Note 15 “Income Taxes” for additional details.
NOTE 23—OTHER INCOME (EXPENSE), NET

	Year Ended June 30,
	2023	2022	2021
Foreign exchange gains (losses) (1)	$56,599	$(2,670)	$(1,273)
Unrealized gains (losses) on derivatives not designated as hedges (2)	(128,841)	—	—
Realized gains (losses) on derivatives not designated as hedges (3)	137,471	—	—
OpenText share in net income (loss) of equity investees (4)	(23,077)	58,702	62,897
Loss on debt extinguishment (5) (6)	(8,152)	(27,413)	—
Other miscellaneous income (expense)	469	499	(190)
Total other income, net	$34,469	$29,118	$61,434
____________________________
(1)The year ended June 30, 2023 includes a foreign exchange gain of $36.6 million resulting from the delayed payment of a portion of the purchase consideration, settled on February 9, 2023, related to the Micro Focus Acquisition (see Note 19 “Acquisitions” for more details).
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
(4) Represents our share in net income of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see Note 9 “Prepaid Expenses and Other Assets” for more details).
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

	Year Ended June 30,
	2023	2022	2021
Basic earnings per share
Net income attributable to OpenText	$150,379	$397,090	$310,672
Basic earnings per share attributable to OpenText	$0.56	$1.46	$1.14
Diluted earnings per share
Net income attributable to OpenText	$150,379	$397,090	$310,672
Diluted earnings per share attributable to OpenText	$0.56	$1.46	$1.14
Weighted-average number of shares outstanding (in ‘000’s)
Basic	270,299	271,271	272,533
Effect of dilutive securities	152	638	946
Diluted	270,451	271,909	273,479
Excluded as anti-dilutive (1)	8,909	4,927	4,147
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
During the year ended June 30, 2023, Mr. Stephen Sadler, a member of the Board of Directors, earned $0.3 million (year ended June 30, 2022 and 2021—$0.4 million and $37 thousand, respectively) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

NOTE 26—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on August 2, 2023, a dividend of $0.25 per Common Share. The record date for this dividend is September 1, 2023 and the payment date is September 22, 2023. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Revolver Repayment
Following the end of the quarter, on July 5, 2023 we subsequently repaid $175 million of the $275 million outstanding balance on the Revolver using cash on hand. As of July 31, 2023, we had a balance of $100 million outstanding on our Revolver.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: August 3, 2023

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ COSMIN BALOTA
Cosmin Balota Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/s/ MARK J. BARRENECHEA	Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)	August 3, 2023
Mark J. Barrenechea
/S/ P. THOMAS JENKINS	Chairman of the Board	August 3, 2023
P. Thomas Jenkins
/S/ RANDY FOWLIE	Director	August 3, 2023
Randy Fowlie
/S/ DAVID FRASER	Director	August 3, 2023
David Fraser
/S/ GAIL E. HAMILTON	Director	August 3, 2023
Gail E. Hamilton
/S/ ROBERT HAU	Director	August 3, 2023
Robert Hau
/S/ ANN M. POWELL	Director	August 3, 2023
Ann M. Powell
/S/ STEPHEN J. SADLER	Director	August 3, 2023
Stephen J. Sadler
/S/ MICHAEL SLAUNWHITE	Director	August 3, 2023
Michael Slaunwhite
/S/ KATHARINE B. STEVENSON	Director	August 3, 2023
Katharine B. Stevenson
/S/ DEBORAH WEINSTEIN	Director	August 3, 2023
Deborah Weinstein