Form 10-Q
period 2023-09-30
OPEN TEXT CORP
filed 2023-11-02
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At October 27, 2023, there were 271,514,728 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I - Financial Information
Item 1. Financial Statements
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	September 30, 2023	June 30, 2023
ASSETS	(unaudited)
Cash and cash equivalents	$919,850	$1,231,625
Accounts receivable trade, net of allowance for credit losses of $11,501 as of September 30, 2023 and $13,828 as of June 30, 2023 (Note 4)	676,594	682,517
Contract assets (Note 3)	78,562	71,196
Income taxes recoverable (Note 15)	70,179	68,161
Prepaid expenses and other current assets (Note 9)	199,917	221,732
Total current assets	1,945,102	2,275,231
Property and equipment (Note 5)	361,612	356,904
Operating lease right of use assets (Note 6)	266,053	285,723
Long-term contract assets (Note 3)	54,448	64,553
Goodwill (Note 7)	8,618,765	8,662,603
Acquired intangible assets (Note 8)	3,888,217	4,080,879
Deferred tax assets (Note 15)	996,514	926,719
Other assets (Note 9)	328,972	342,318
Long-term income taxes recoverable (Note 15)	94,193	94,270
Total assets	$16,553,876	$17,089,200
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$836,042	$996,261
Current portion of long-term debt (Note 11)	145,850	320,850
Operating lease liabilities (Note 6)	90,418	91,425
Deferred revenues (Note 3)	1,596,321	1,721,781
Income taxes payable (Note 15)	153,396	89,297
Total current liabilities	2,822,027	3,219,614
Long-term liabilities:
Accrued liabilities (Note 10)	49,333	51,961
Pension liability (Note 12)	125,616	126,312
Long-term debt (Note 11)	8,554,569	8,562,096
Long-term operating lease liabilities (Note 6)	252,629	271,579
Long-term deferred revenues (Note 3)	197,112	217,771
Long-term income taxes payable (Note 15)	148,822	193,808
Deferred tax liabilities (Note 15)	389,510	423,955
Total long-term liabilities	9,717,591	9,847,482
Shareholders’ equity:
Share capital and additional paid-in capital (Note 13)
271,227,929 and 270,902,571 Common Shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively; authorized Common Shares: unlimited	2,216,921	2,176,947
Accumulated other comprehensive income (loss) (Note 20)	(70,025)	(53,559)
Retained earnings	2,062,107	2,048,984
Treasury stock, at cost (4,753,281 and 3,536,375 shares at September 30, 2023 and June 30, 2023, respectively)	(196,119)	(151,597)
Total OpenText shareholders' equity	4,012,884	4,020,775
Non-controlling interests	1,374	1,329
Total shareholders’ equity	4,014,258	4,022,104
Total liabilities and shareholders’ equity	$16,553,876	$17,089,200
Guarantees and contingencies (Note 14)
Related party transactions (Note 24)
Subsequent events (Note 25)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended September 30,
	2023	2022
Revenues (Note 3):
Cloud services and subscriptions	$451,014	$404,651
Customer support	697,713	317,351
License	173,026	62,548
Professional service and other	103,676	67,486
Total revenues	1,425,429	852,036
Cost of revenues:
Cloud services and subscriptions	171,412	131,799
Customer support	75,014	27,354
License	3,839	2,758
Professional service and other	79,922	53,800
Amortization of acquired technology-based intangible assets (Note 8)	76,824	42,637
Total cost of revenues	407,011	258,348
Gross profit	1,018,418	593,688
Operating expenses:
Research and development	234,437	110,198
Sales and marketing	271,801	167,170
General and administrative	131,211	78,074
Depreciation	34,091	23,174
Amortization of acquired customer-based intangible assets (Note 8)	120,192	54,438
Special charges (recoveries) (Note 18)	13,794	14,281
Total operating expenses	805,526	447,335
Income from operations	212,892	146,353
Other income (expense), net (Note 22)	20,170	(189,231)
Interest and other related expense, net	(141,764)	(40,382)
Income (loss) before income taxes	91,298	(83,260)
Provision for income taxes (Note 15)	10,352	33,625
Net income (loss) for the period	$80,946	$(116,885)
Net (income) attributable to non-controlling interests	(45)	(44)
Net income (loss) attributable to OpenText	$80,901	$(116,929)
Earnings (loss) per share—basic attributable to OpenText (Note 23)	$0.30	$(0.43)
Earnings (loss) per share—diluted attributable to OpenText (Note 23)	$0.30	$(0.43)
Weighted average number of Common Shares outstanding—basic (in '000's)	271,178	269,804
Weighted average number of Common Shares outstanding—diluted (in '000's)	271,902	269,804

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2023	2022
Net income (loss) for the period	$80,946	$(116,885)
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(14,583)	(36,366)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax (1)	(1,841)	(3,340)
(Gain) loss reclassified into net income - net of tax (2)	9	588
Unrealized gain (loss) on available-for-sale financial assets:
Unrealized gain (loss) - net of tax (3)	(221)	—
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax (4)	(19)	4,164
Amortization of actuarial (gain) loss into net income - net of tax (5)	189	37
Total other comprehensive loss net, for the period	(16,466)	(34,917)
Total comprehensive income (loss)	64,480	(151,802)
Comprehensive income attributable to non-controlling interests	(45)	(44)
Total comprehensive income (loss) attributable to OpenText	$64,435	$(151,846)
______________________________
(1)Net of tax expense (recovery) of ($664) and $(1,206) for the three months ended September 30, 2023 and 2022, respectively.
(2)Net of tax expense (recovery) of $3 and $212 for the three months ended September 30, 2023 and 2022, respectively.
(3)Net of tax expense (recovery) of $59 and $— for the three months ended September 30, 2023 and 2022, respectively.
(4)Net of tax expense (recovery) of $19 and $1,104 for the three months ended September 30, 2023 and 2022, respectively.
(5)Net of tax expense (recovery) of $75 and $26 for the three months ended September 30, 2023 and 2022, respectively.
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Three Months Ended September 30, 2023
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	270,903	$2,176,947	(3,536)	$(151,597)	$2,048,984	$(53,559)	$1,329	$4,022,104
Issuance of Common Shares
Under employee stock option plans	85	2,892	—	—	—	—	—	2,892
Under employee stock purchase plans	240	8,641	—	—	—	—	—	8,641
Share-based compensation	—	37,004	—	—	—	—	—	37,004
Purchase of treasury stock	—	—	(1,400)	(53,085)	—	—	—	(53,085)
Issuance of treasury stock	—	(8,563)	183	8,563	—	—	—	—
Dividends declared ($0.25 per Common Share)	—	—	—	—	(67,778)	—	—	(67,778)
Other comprehensive income (loss) - net	—	—	—	—	—	(16,466)	—	(16,466)
Net income (loss) for the period	—	—	—	—	80,901	—	45	80,946
Balance as of September 30, 2023	271,228	$2,216,921	(4,753)	$(196,119)	$2,062,107	$(70,025)	$1,374	$4,014,258

	Three Months Ended September 30, 2022
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	269,523	$2,038,674	(3,706)	$(159,966)	$2,160,069	$(7,659)	$1,142	$4,032,260
Issuance of Common Shares
Under employee stock option plans	72	1,994	—	—	—	—	—	1,994
Under employee stock purchase plans	286	9,179	—	—	—	—	—	9,179
Share-based compensation	—	23,208	—	—	—	—	—	23,208
Issuance of treasury stock	—	(5,174)	120	5,174	—	—	—	—
Dividends declared ($0.24299 per Common Share)	—	—	—	—	(64,698)	—	—	(64,698)
Other comprehensive income (loss) - net	—	—	—	—	—	(34,917)	—	(34,917)
Net income (loss) for the period	—	—	—	—	(116,929)	—	44	(116,885)
Balance as of September 30, 2022	269,881	$2,067,881	(3,586)	$(154,792)	$1,978,442	$(42,576)	$1,186	$3,850,141
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss) for the period	$80,946	$(116,885)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	231,107	120,249
Share-based compensation expense	37,095	23,208
Pension expense	3,171	1,387
Amortization of debt discount and issuance costs	5,496	1,480
Write-off of right of use assets	4,715	2,827
Loss on sale and write down of property and equipment	458	—
Deferred taxes	(88,630)	(20,667)
Share in net loss of equity investees	9,696	6,534
Changes in financial instruments	(17,895)	181,461
Changes in operating assets and liabilities:
Accounts receivable	31,304	59,494
Contract assets	(22,566)	(9,054)
Prepaid expenses and other current assets	19,326	(2,934)
Income taxes	29,597	15,834
Accounts payable and accrued liabilities	(124,214)	(27,179)
Deferred revenue	(150,476)	(53,779)
Other assets	4,104	(47,749)
Operating lease assets and liabilities, net	(6,113)	(2,268)
Net cash provided by operating activities	47,121	131,959
Cash flows from investing activities:
Additions of property and equipment	(37,539)	(36,324)
Micro Focus acquisition	(9,272)	—
Proceeds from net investment hedge derivative contracts	1,966	—
Other investing activities	(5,554)	—
Net cash used in investing activities	(50,399)	(36,324)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	11,453	10,037
Repayment of long-term debt and Revolver	(186,463)	(2,500)
Debt issuance costs	(1,961)	—
Purchase of treasury stock	(53,085)	—
Payments of dividends to shareholders	(66,965)	(64,698)
Net cash used in financing activities	(297,021)	(57,161)
Foreign exchange loss on cash held in foreign currencies	(11,503)	(28,102)
Increase (decrease) in cash, cash equivalents and restricted cash during the period	(311,802)	10,372
Cash, cash equivalents and restricted cash at beginning of the period	1,233,952	1,695,911
Cash, cash equivalents and restricted cash at end of the period	$922,150	$1,706,283

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

Reconciliation of cash, cash equivalents and restricted cash:	September 30, 2023	September 30, 2022
Cash and cash equivalents	$919,850	$1,704,385
Restricted cash (1)	2,300	1,898
Total cash, cash equivalents and restricted cash	$922,150	$1,706,283
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
For the Three Months Ended September 30, 2023
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company.” We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), which as of September 30, 2023, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
The following Fiscal Year terms are used throughout this Quarterly Report on Form 10-Q:

Fiscal Year	Beginning Date	Ending Date
Fiscal 2025	July 1, 2024	June 30, 2025
Fiscal 2024	July 1, 2023	June 30, 2024
Fiscal 2023	July 1, 2022	June 30, 2023
Fiscal 2022	July 1, 2021	June 30, 2022
Fiscal 2021	July 1, 2020	June 30, 2021
Fiscal 2020	July 1, 2019	June 30, 2020
Fiscal 2019	July 1, 2018	June 30, 2019
Fiscal 2018	July 1, 2017	June 30, 2018
Fiscal 2017	July 1, 2016	June 30, 2017
Fiscal 2016	July 1, 2015	June 30, 2016
Fiscal 2015	July 1, 2014	June 30, 2015
Fiscal 2014	July 1, 2013	June 30, 2014
Fiscal 2013	July 1, 2012	June 30, 2013
Fiscal 2012	July 1, 2011	June 30, 2012

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
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, key estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) accounting for income taxes, (iii) testing of goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) the valuation of stock options granted and obligations related to share-based payments, including the valuation of our long-term incentive plans, (x) the valuation of pension obligations and pension assets, (xi) the valuation of available-for-sale investments and (xii) the valuation of derivative instruments.

Acquisition of Micro Focus
On January 31, 2023, we acquired all of the issued and to be issued share capital of Micro Focus (the Micro Focus Acquisition) for a total purchase price of $6.2 billion, inclusive of Micro Focus’ cash and repayment of Micro Focus’ outstanding indebtedness, subject to final adjustments. The results of operations of Micro Focus have been consolidated with those of OpenText with effect from February 1, 2023. See Note 19 “Acquisitions” to our Condensed Consolidated Financial Statements for more details.
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted in Fiscal 2024
During the three months ended September 30, 2023, we have adopted the following Accounting Standards Updates (ASU):
Supplier Financing Program Obligations
In September 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-04 “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This standard requires companies that participate in supplier finance programs in connection with the procurement of goods or services to disclose quantitative and qualitative information about the programs. We adopted this ASU as of July 1, 2023 which did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures, as we had no material supplier finance program obligations as of September 30, 2023.

NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended September 30,
	2023	2022
Total Revenues by Geography:
Americas (1)	$845,227	$557,788
EMEA (2)	445,440	228,353
Asia Pacific (3)	134,762	65,895
Total revenues	$1,425,429	$852,036

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$451,014	$404,651
Customer support revenue	697,713	317,351
Total recurring revenues	$1,148,727	$722,002
License revenue (perpetual, term and subscriptions)	173,026	62,548
Professional service and other revenue	103,676	67,486
Total revenues	$1,425,429	$852,036

Total Revenues by Timing of Revenue Recognition:
Point in time	$173,026	$62,548
Over time (including professional service and other revenue)	1,252,403	789,488
Total revenues	$1,425,429	$852,036
___________________________
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of September 30, 2023	As of June 30, 2023
Short-term contract assets	$78,562	$71,196
Long-term contract assets	$54,448	$64,553
Short-term deferred revenues	$1,596,321	$1,721,781
Long-term deferred revenues	$197,112	$217,771

The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the three months ended September 30, 2023, we reclassified $25.1 million (three months ended September 30, 2022—$8.9 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three months ended September 30, 2023 and 2022, respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to cloud services and customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the three months ended September 30, 2023 that was included in the deferred revenue balances at June 30, 2023 was $739 million (three months ended September 30, 2022—$373 million).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2023:

Capitalized costs to obtain a contract as of June 30, 2023	$97,207
New capitalized costs incurred	11,719
Amortization of capitalized costs	(9,955)
Impact of foreign exchange rate changes	(742)
Capitalized costs to obtain a contract as of September 30, 2023	$98,229
During the three months ended September 30, 2023 and 2022, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to Note 9 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2023, approximately $2.5 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 47% of this amount over the next 12 months and the remaining balance substantially over the next three years thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.
NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following illustrates the activity in our allowance for credit losses on accounts receivable, since June 30, 2023:

Balance as of June 30, 2023	$13,828
Credit loss expense (recovery)	1,782
Write-off / adjustments	(4,109)
Balance as of September 30, 2023	$11,501
Included in accounts receivable are unbilled receivables in the amount of $63.9 million as of September 30, 2023 (June 30, 2023—$66.5 million).
As of September 30, 2023, we have an allowance for credit losses of $0.2 million for contract assets (June 30, 2023—$0.3 million). For additional information on contract assets please see Note 3 “Revenues.”

NOTE 5—PROPERTY AND EQUIPMENT

	As of September 30, 2023
	Cost	Accumulated Depreciation	Net
Computer hardware	$398,358	$(260,277)	$138,081
Computer software	188,038	(142,234)	45,804
Capitalized software development costs	224,334	(129,896)	94,438
Leasehold improvements	118,370	(92,065)	26,305
Land and buildings	61,877	(18,403)	43,474
Furniture, equipment and other	54,738	(41,228)	13,510
Total	$1,045,715	$(684,103)	$361,612

	As of June 30, 2023
	Cost	Accumulated Depreciation	Net
Computer hardware	$386,400	$(254,131)	$132,269
Computer software	178,899	(135,123)	43,776
Capitalized software development costs	216,762	(122,730)	94,032
Leasehold improvements	123,607	(94,721)	28,886
Land and buildings	62,041	(18,020)	44,021
Furniture, equipment and other	55,741	$(41,821)	13,920
Total	$1,023,450	$(666,546)	$356,904
NOTE 6—LEASES
We enter into operating leases, both domestically and internationally, for certain facilities, automobiles, data centers and equipment for use in the ordinary course of business. The duration of the majority of these leases generally ranges from 1 to 10 years, some of which include options to extend for an additional 3 to 5 years after the initial term. Additionally, the land upon which our headquarters in Waterloo, Ontario, Canada is located is leased from the University of Waterloo for a period of 49 years beginning in December 2005, with an option to renew for an additional term of 49 years. We also have finance lease liabilities comprised of equipment lease arrangements with an average duration of 4 to 5 years all of which are currently being sublet. Leases with an initial term of 12 months or less are not recorded on our Condensed Consolidated Balance Sheets.

The following illustrates the Condensed Consolidated Balance Sheets information related to leases:

		As of September 30, 2023	As of June 30, 2023
Operating Leases	Balance Sheet Location
Operating lease right of use assets	Operating lease right of use assets	$266,053	$285,723

Operating lease liabilities (current)	Operating lease liabilities	$90,418	$91,425
Operating lease liabilities (noncurrent)	Long-term operating lease liabilities	252,629	271,579
Total operating lease liabilities		$343,047	$363,004

Finance Leases
Finance lease receivables (current)	Prepaid expenses and other current assets	$5,492	$6,362
Finance lease receivables (noncurrent)	Other assets	4,443	5,515
Total finance lease receivables		$9,935	$11,877

Finance lease liabilities (current)	Accounts payable and accrued liabilities	$4,992	$5,281
Finance lease liabilities (noncurrent)	Accrued liabilities	4,437	5,500
Total finance lease liabilities		$9,429	$10,781
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of September 30, 2023	As of June 30, 2023
Weighted-average remaining lease term
Operating leases	5.49 years	5.62 years
Finance leases	2.22 years	2.40 years
Weighted-average discount rate
Operating leases	4.7%	4.66%
Finance leases	5.58%	5.60%
Lease Costs and Other Information
The following illustrates the various components of lease costs for the period indicated:

	Three Months Ended September 30,
	2023	2022
Operating lease cost	$23,740	$14,311
Short-term lease cost	1,155	387
Variable lease cost	1,135	579
Sublease income	(3,338)	(2,912)
Total lease cost	$22,692	$12,365

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of lease liabilities, and, as such, are excluded from the amounts below:

	Three Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$27,699	$17,740
Finance leases	$1,486	$—
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$7,045	$22,467
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our leases liabilities as of September 30, 2023:

Fiscal years ending June 30,	Operating Leases	Finance Leases
2024 (nine months ended)	$79,726	$4,232
2025	84,518	3,363
2026	62,278	1,937
2027	50,684	459
2028	39,505	—
Thereafter	70,926	—
Total lease payments	$387,637	$9,991
Less: Imputed interest	(44,590)	(562)
Total	$343,047	$9,429
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $9.4 million over the remainder of Fiscal 2024 and $34.0 million thereafter.
NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2023:

Balance as of June 30, 2023	$8,662,603
Other acquisition (Note 19)	1,250
Acquisition of Micro Focus (Note 19) (1)	(33,889)
Impact of foreign exchange rate changes	(11,199)
Balance as of September 30, 2023	$8,618,765
______________________
(1)Adjustments relating to open measurement period.

NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2023
	Cost	Accumulated Amortization	Net
Technology assets	$1,815,285	$(461,716)	$1,353,569
Customer assets	3,694,061	(1,159,413)	2,534,648
Total	$5,509,346	$(1,621,129)	$3,888,217

	As of June 30, 2023
	Cost	Accumulated Amortization	Net
Technology assets	$1,815,260	$(385,868)	$1,429,392
Customer assets	3,691,252	(1,039,765)	2,651,487
Total	$5,506,512	$(1,425,633)	$4,080,879
The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2024 (nine months ended)	$557,173
2025	643,188
2026	599,851
2027	529,474
2028	505,749
2029 and Thereafter	1,052,782
Total	$3,888,217

NOTE 9—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of September 30, 2023	As of June 30, 2023
Deposits and restricted cash	$4,400	$2,621
Capitalized costs to obtain a contract	36,020	39,685
Short-term prepaid expenses and other current assets	158,566	175,879
Derivative asset (1)	931	3,547
Total	$199,917	$221,732
______________________________
(1)Represents the asset related to our derivative instrument activity (see Note 17 “Derivative Instruments and Hedging Activities”).
Other assets:

	As of September 30, 2023	As of June 30, 2023
Deposits and restricted cash	$18,364	$20,418
Capitalized costs to obtain a contract	62,209	57,522
Investments	137,229	147,974
Available-for-sale financial assets	39,048	39,858
Long-term prepaid expenses and other long-term assets	72,122	76,546
Total	$328,972	$342,318
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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and is subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (see Note 22 “Other Income (Expense), Net”). During the three months ended September 30, 2023, our share of income (loss) from these investments was $(9.7) million (three months ended September 30, 2022—$(6.5) million).
Available-for-sale financial assets relate to contractual arrangements under insurance policies held by the Company with guaranteed interest rates that are utilized to meet certain pension and post-retirement obligations but do not meet the definition of a plan asset. The remaining portion of available-for-sale financial assets are primarily comprised of various debt and equity funds, which are valued utilizing market quotes provided by our third-party custodian. These arrangements are treated as available-for-sale financial assets measured at fair value quarterly (see Note 16 “Fair Value Measurement”) with unrealized gains and losses recorded within “Other Comprehensive Income (Loss) Net” (see Note 20 “Accumulated Other Comprehensive Income (Loss)”).
Prepaid expenses and other assets, both short-term and long-term, include advance payments on licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.

NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of September 30, 2023	As of June 30, 2023
Accounts payable—trade	$138,460	$162,720
Accrued salaries, incentives and commissions	252,975	333,543
Accrued liabilities	222,748	239,817
Accrued sales and other tax liabilities	14,194	25,439
Derivative liability (1)	127,152	161,191
Accrued interest on long-term debt	52,766	37,563
Amounts payable in respect of restructuring and other special charges	21,818	30,073
Asset retirement obligations	5,929	5,915
Total	$836,042	$996,261
______________________
(1)Represents the liability related to our derivative instrument activity (see Note 17 “Derivative Instruments and Hedging Activities”).
Long-term accrued liabilities:

	As of September 30, 2023	As of June 30, 2023
Amounts payable in respect of restructuring and other special charges	$8,534	$8,875
Other accrued liabilities	16,829	17,749
Asset retirement obligations	23,970	25,337
Total	$49,333	$51,961
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of September 30, 2023, the present value of this obligation was $29.9 million (June 30, 2023—$31.3 million), with an undiscounted value of $33.5 million (June 30, 2023—$35.0 million).

NOTE 11—LONG-TERM DEBT

	As of September 30, 2023	As of June 30, 2023
Total debt
Senior Notes 2031	$650,000	$650,000
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	850,000
Senior Notes 2028	900,000	900,000
Senior Secured Notes 2027	1,000,000	1,000,000
Term Loan B	945,000	947,500
Acquisition Term Loan	3,558,113	3,567,075
Revolver	100,000	275,000
Total principal payments due	8,903,113	9,089,575

Unamortized debt discount and issuance costs (1)	(202,694)	(206,629)
Total amount outstanding	8,700,419	8,882,946
Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Acquisition Term Loan	35,850	35,850
Revolver	100,000	275,000
Total current portion of long-term debt	145,850	320,850

Non-current portion of long-term debt	$8,554,569	$8,562,096
______________________
(1)During the three months ended September 30, 2023, we recorded $1.6 million of debt issuance costs related to the modification of the Acquisition Term Loan (as defined below).
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
For the three months ended September 30, 2023, we recorded interest expense of $6.7 million relating to Senior Notes 2031 (three months ended September 30, 2022— $6.7 million).
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
For the three months ended September 30, 2023, we recorded interest expense of $9.3 million relating to Senior Notes 2030 (three months ended September 30, 2022—$9.3 million).

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
For the three months ended September 30, 2023, we recorded interest expense of $8.2 million relating to Senior Notes 2029 (three months ended September 30, 2022—$8.2 million).
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
For the three months ended September 30, 2023, we recorded interest expense of $8.7 million relating to Senior Notes 2028 (three months ended September 30, 2022—$8.7 million).
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
The Senior Secured Notes 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries, and are secured with the same priority as the Company’s senior credit facilities. The Senior Secured Notes 2027 and the related guarantees are effectively senior to all of the Company’s and the guarantors’ senior unsecured debt to the extent of the value of the collateral (as defined in the indenture to the Senior Secured Notes 2027) and are structurally subordinated to all existing and future liabilities of each of the Company’s existing and future subsidiaries that do not guarantee the Senior Secured Notes 2027. As of September 30, 2023, the Senior Secured Notes 2027 bear an effective interest rate of 7.39%. The effective interest rate includes interest expense of $17.3 million and amortization of debt discount and issuance costs of $0.6 million.
For the three months ended September 30, 2023, we recorded interest expense of $17.3 million relating to Senior Secured Notes 2027 (three months ended September 30, 2022—nil).
Term Loan B
On May 30, 2018, we refinanced our existing term loan facility, by entering into a new $1 billion term loan facility (Term Loan B), whereby we borrowed $1 billion on that day and repaid in full the loans under our prior $800 million term loan facility originally entered into on January 16, 2014. Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver (as defined below), Acquisition Term Loan and Senior Secured Notes 2027. On June 6, 2023, we amended the Term Loan B to replace the LIBOR benchmark rate applicable to borrowings under Term Loan B with a Secured Overnight Financing Rate (SOFR) benchmark rate.
Term Loan B has a seven-year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to Adjusted Term SOFR (as defined in the Term Loan B) and applicable margin of 1.75%. As of September 30, 2023, the outstanding balance on the Term Loan B bears an interest rate of 7.18%. As of September 30, 2023, the Term Loan B bears an effective interest rate of 7.48%. The effective interest rate includes interest expense of $17.2 million and amortization of debt discount and issuance costs of $0.4 million.
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4.00:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2023, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.64:1.00.
For the three months ended September 30, 2023, we recorded interest expense of $17.2 million relating to Term Loan B (three months ended September 30, 2022—$9.7 million).
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B, the Acquisition Term Loan and Senior Secured Notes 2027. On June 6, 2023, we entered into an amendment to replace the LIBOR benchmark rate applicable to borrowings under the Revolver with a SOFR benchmark rate.
The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of interest equal to Adjusted Term SOFR (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of September 30, 2023, the outstanding balance on the Revolver bears an interest rate of 7.18%.
As of September 30, 2023, we had a $100 million outstanding balance under the Revolver (June 30, 2023—$275 million). For the three months ended September 30, 2023, we recorded interest expense of $2.0 million relating to the Revolver (three months ended September 30, 2022—nil). In October 2023, the Company repaid the $100 million outstanding balance drawn under the Revolver.
Acquisition Term Loan
On December 1, 2022, we amended our first lien term loan facility (the Acquisition Term Loan), dated as of August 25, 2022, to increase the aggregate commitments under the senior secured delayed-draw term loan facility from an aggregate principal amount of $2.585 billion to an aggregate principal amount of $3.585 billion. During the third quarter of Fiscal 2023, the Company drew down $3.585 billion from the Acquisition Term Loan, net of original issuance discount of 3% and other fees (see Note 19 “Acquisitions” for more details). On August 14, 2023, we amended the Acquisition Term Loan, to reduce the applicable interest rate margin by 0.75% over the remaining term of the Acquisition Term Loan. The reduction in interest rate margin on the Acquisition Term Loan resulting from the amendment was accounted for by the Company as a debt modification.
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to 2.75% plus Adjusted Term SOFR (as defined in the Acquisition Term Loan). As of September 30, 2023, the outstanding balance on the Acquisition Term Loan bears an interest rate of 8.18%. As of September 30, 2023, the Acquisition Term Loan bears an effective interest rate of 9.27%. The effective interest rate includes interest expense of $77.2 million and amortization of debt discount and issuance costs of $3.3 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of September 30, 2023, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.64:1:00.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver, Term Loan B and the Senior Secured Notes 2027.
For the three months ended September 30, 2023, we recorded interest expense of $77.2 million relating to the Acquisition Term Loan (three months ended September 30, 2022—nil). In October 2023, the Company repaid $75 million drawn under the Acquisition Term Loan.

Bridge Loan
On August 25, 2022, we entered into a bridge loan agreement (Bridge Loan) which provided for commitments of up to $2.0 billion to finance a portion of the repayment of Micro Focus’ existing debt. On December 1, 2022, we entered into an amendment to the Bridge Loan that reallocated commitments under the Bridge Loan to the Acquisition Term Loan. In connection with the amendment to the Bridge Loan and the receipt of proceeds from the issuance of the Senior Secured Notes 2027, all remaining commitments under the Bridge Loan were reduced to zero and the Bridge Loan was terminated, which resulted in a loss on debt extinguishment of $8.2 million relating to unamortized debt issuance costs in the second quarter of Fiscal 2023.
For the three months ended September 30, 2023, we did not have any borrowings or record any interest expense relating to the Bridge Loan (three months ended September 30, 2022—nil).
Debt Issuance Costs
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining or amending our credit facilities and issuing our Senior Notes and are being amortized through interest expense over the respective terms of the Senior Notes, Senior Secured Notes, Term Loan B, and Acquisition Term Loan using the effective interest method and straight-line method for the Revolver.
NOTE 12—PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS
Defined Benefit and Other Post-Retirement Benefit Plans
The Company has 52 pension and other post-retirement plans in multiple countries. All of our pension and other post-retirement plans are located outside of Canada and the United States. The plans are primarily located in Germany, which as of September 30, 2023, make up approximately 63% of the total net benefit pension obligations.
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
Other post-retirement plans include statutory plans that offer termination, indemnity or other end of service benefits. Many of these plans were assumed through our acquisitions or are required by local regulatory and statutory requirements. All of our defined benefit and other post-retirement plans are included in the aggregate projected benefit obligation within “Pension liability” on our Condensed Consolidated Balance Sheets.
The following are details of net pension expense relating to the defined benefit pension plans:

	Three Months Ended September 30,
	2023	2022
Pension expense:
Service cost	$2,725	$1,059
Interest cost	3,089	970
Expected return of plan assets	(2,808)	(403)
Amortization of actuarial (gains) losses	165	63
Net pension expense	$3,171	$1,689
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under “Interest and other related expense, net” on our Condensed Consolidated Statements of Income.

NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three months ended September 30, 2023, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.25 per Common Share in the aggregate amount of $67.0 million which we paid during the same period (three months ended September 30, 2022—$0.24299 per Common Share in the aggregate amount of $64.7 million).
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
During the three months ended September 30, 2023, 1,400,000 Common Shares were purchased on the open market at a cost of $53.1 million and held under trust for potential settlement of awards under our LTIP or other plans as described below (three months ended September 30, 2022—no Common Shares were purchased).
During the three months ended September 30, 2023, we delivered to eligible participants 183,313 Common Shares that were purchased in the open market in connection with the settlement of awards and other plans (three months ended September 30, 2022—120,406 Common Shares).
Share Repurchase Plan
On November 4, 2021, the Board authorized a share repurchase plan (Fiscal 2022 Repurchase Plan), pursuant to which we may purchase in open market transactions, from time to time over the 12-month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares. During the three months ended September 30, 2023 and 2022, we did not repurchase and cancel any Common Shares.
Share-Based Payments
Share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended September 30,
	2023	2022
Stock Options (issued under Stock Option Plans)	$4,544	$3,585
Performance Share Units (issued under LTIP)	5,889	4,235
Restricted Share Units (issued under LTIP)	2,881	2,175
Restricted Share Units (other)	21,372	10,637
Deferred Share Units (directors)	914	961
Employee Stock Purchase Plan	1,495	1,615
Total share-based compensation expense	$37,095	$23,208

A summary of unrecognized compensation cost for unvested shared-based payment awards is as follows:

	As of September 30, 2023
	Unrecognized Compensation Cost	Weighted Average Recognition Period (years)
Stock Options (issued under Stock Option Plans)	$48,754	2.6
Performance Share Units (issued under LTIP)	56,484	2.5
Restricted Share Units (issued under LTIP)	27,139	2.4
Restricted Share Units (other)	83,793	1.3
Total unrecognized share-based compensation cost	$216,170

Stock Option Plans
Stock Options
A summary of activity under our stock option plans for the three months ended September 30, 2023 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	12,219,439	$38.44	4.68	$62,473
Granted	840,610	36.79
Exercised	(84,885)	34.08
Forfeited or expired	(221,571)	42.39
Outstanding at September 30, 2023	12,753,593	$38.29	4.60	$23,473
Exercisable at September 30, 2023	4,940,080	$40.16	3.10	$2,691
As of September 30, 2023, 5,331,793 options to purchase Common Shares were available for issuance under our stock option plans.
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended September 30,
	2023	2022
Weighted–average fair value of options granted	$9.16	$8.16
Weighted-average assumptions used:
Expected volatility	30.93%	27.46%
Risk–free interest rate	4.44%	2.86%
Expected dividend yield	2.66%	2.32%
Expected life (in years)	4.24	4.18
Forfeiture rate (based on historical rates)	7%	7%
Average exercise share price	$36.79	$39.09

Performance Options
During the three months ended September 30, 2023, we did not grant performance options (during the three months ended September 30, 2022—1,000,000).
For the period in which performance options were granted, the weighted-average fair value of performance options and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

Three Months Ended September 30,
2022
Weighted–average fair value of options granted	$8.09
Derived service period (in years)	1.70
Weighted-average assumptions used:
Expected volatility	26.00%
Risk–free interest rate	3.21%
Expected dividend yield	2.00%
Average exercise share price	$31.89
Long-Term Incentive Plans
We incentivize certain eligible employees, in part, with long-term compensation pursuant to our LTIP. The LTIP is a rolling three-year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or Restricted Share Units (RSUs). Target PSUs become vested upon the achievement of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest subject to an eligible employee’s continued employment throughout the applicable vesting period.
PSUs and RSUs granted under the LTIP have been measured at fair value as of the effective date, consistent with ASC Topic 718, and will be charged to share-based compensation expense over the remaining life of the plan. We estimate the fair value of PSUs using the Monte Carlo pricing model and RSUs have been valued based upon their grant date fair value. Beginning in Fiscal 2023, certain PSU and RSU grants were eligible to receive dividend equivalent units that vest under the same conditions as the underlying grants.
Performance Share Units (Issued Under LTIP)
A summary of activity under our performance share units issued under the LTIP for the three months ended September 30, 2023 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2023	1,013,385	$61.64	1.75	$42,106
Granted (1)	612,432	59.22
Vested	—	—
Forfeited or expired	(24,049)	61.69
Outstanding at September 30, 2023	1,601,768	$60.76	2.16	$56,222
__________________________
(1)PSUs are earned based on market conditions and the actual number of PSUs earned, if any, is dependent upon performance and may range from 0 to 200 percent.

For the periods indicated, the weighted-average fair value of PSUs issued under LTIP, and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Three Months Ended September 30,
	2023	2022
Weighted–average fair value of performance share units granted	$59.48	$55.06
Weighted-average assumptions used:
Expected volatility	28.05%	29.00%
Risk–free interest rate	4.38%	3.13%
Expected dividend yield	—%	—%
Expected life (in years)	3.11	3.11
Restricted Share Units (Issued Under LTIP)
A summary of activity under our RSUs issued under the LTIP for the three months ended September 30, 2023 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2023	774,360	$42.83	1.68	$32,175
Granted	466,454	36.80
Vested	—	—
Forfeited or expired	(24,049)	41.83
Outstanding at September 30, 2023	1,216,765	$40.55	2.11	$42,708
Restricted Share Units (Other)
In addition to the grants made in connection with the LTIP discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. RSUs (other) vest over a specified contract date, typically two or three years from the respective date of grants.
A summary of activity under our RSUs (other) issued for the three months ended September 30, 2023 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2023	5,310,595	$36.43	1.97	$220,655
Granted	10,192	37.51
Vested	(183,094)	39.83
Forfeited or expired	(106,055)	36.87
Outstanding at September 30, 2023	5,031,638	$36.12	1.75	$176,610
Deferred Share Units (DSUs)
The DSUs are granted to certain non-employee directors. DSUs are issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.

A summary of activity under our DSUs issued for the three months ended September 30, 2023 is as follows:

	Units	Weighted-Average Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2023 (1)	994,568	$29.98	0.36	$41,324
Granted	7,050	37.70
Outstanding at September 30, 2023 (1)	1,001,618	$30.04	0.10	$35,157
______________________
(1)    Includes 90,906 unvested DSUs.
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%. During the three months ended September 30, 2023, 286,772 Common Shares were eligible for issuance to employees enrolled in the ESPP (three months ended September 30, 2022—354,465 Common Shares). During the three months ended September 30, 2023, cash in the amount of $8.6 million was received from employees relating to the ESPP (three months ended September 30, 2022—$8.0 million).
NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2023 - June 30, 2024	July 1, 2024 - June 30, 2026	July 1, 2026 - June 30, 2028	July 1, 2028 and beyond
Long-term debt obligations (1)	$11,967,329	$478,079	$2,155,858	$2,908,194	$6,425,198
Purchase obligations for contracts not accounted for as lease obligations (2)	400,328	118,628	270,777	10,923	—
	$12,367,657	$596,707	$2,426,635	$2,919,117	$6,425,198
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of September 30, 2023, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $76 million. As of September 30, 2023, we have provisionally paid approximately $33 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on the Condensed Consolidated Balance Sheets as of September 30, 2023.
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
The CRA has audited Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2019 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2019 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017 and on March 15, 2023, we filed our notice of objection regarding the reassessment in respect of Fiscal 2018. We intend to file a notice of objection regarding Fiscal 2019. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2019 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2024 while the matter is in dispute.
We will continue to vigorously contest the adjustments to our taxable income and any penalty and interest assessments, as well as any reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Condensed Consolidated Financial Statements. The CRA is also in preliminary stages of auditing Fiscal 2020.
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite Inc. (Carbonite), a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS) (the Luna Complaint). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the Securities Actions). On November 21, 2019, the district court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. On October 22, 2020, the district court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit. On December 21, 2021, the United States Court of Appeals for the First Circuit issued a decision reversing and remanding the Securities Actions to the district court for further proceedings. The parties have completed discovery. On July 14, 2023, the district court certified the lead plaintiff’s proposed class. The defendants have filed a motion for class decertification and a motion for summary judgment, both of which are pending. The defendants remain confident in their position, believe the Securities Actions are without merit, and will continue to vigorously defend the matter.
Carbonite vs Realtime Data
On February 27, 2017, before our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (Realtime Data) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas captioned Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL). Therein, it alleged that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S. District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the same asserted patents against other companies. After a stay pending appeal in one of those suits, on January 21, 2021, the district court held a hearing to construe the claims of the asserted patents. As to the fourth patent asserted against Carbonite, on September 24, 2019, the U.S. Patent & Trademark Office Patent Trial and Appeal Board invalidated certain claims of that patent, including certain claims that had been asserted against Carbonite. The parties then jointly stipulated to dismiss that patent from this action. On August 23, 2021, in one of the suits against other companies, the District of Delaware (No. 1:17-cv-800), held all of the patents asserted against Carbonite to be invalid. Realtime Data has appealed that decision to the U.S. Court of Appeals for the Federal Circuit. Based upon the order in the Delaware case, the U.S. District Court for the District of Massachusetts granted summary judgment in Carbonite’s favor. Realtime Data appealed the order, but stipulated to stay the appeal pending the outcome of their appeal in the District of Delaware case and agreed that if the U.S. Court of Appeals for the Federal Circuit affirmed the District of Delaware’s judgment of invalidity, Realtime Data would subsequently dismiss their appeal against Carbonite. On August 2, 2023, the U.S. Court of Appeals for the Federal Circuit affirmed the invalidity of the patents asserted against Carbonite. Pursuant to the parties’ stipulation, Realtime Data dismissed its appeal against Carbonite to fully resolve this matter.
NOTE 15—INCOME TAXES
The Company’s effective tax rate for the three months ended September 30, 2023, was 11.3%, compared to a provision of (40.4)% for the three months ended September 30, 2022.
The Company’s effective tax rate for the three months ended September 30, 2023, differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to foreign tax rate differences, foreign tax credits and research and development credits, partially offset by US Base Erosion and Anti-Abuse Tax (BEAT). The Company’s effective tax rate for the three months ended September 30, 2022 differs from the Canadian statutory rate primarily due to pre-tax losses created by the mark-to-market valuation on the derivatives not designated as hedges that the Company entered into in connection with the Micro

Focus Acquisition, and the inability to recognize the tax benefit of mark-to-market losses. The tax benefit of mark-to-market losses are considered capital losses for tax purposes and require capital income to be recognized. Therefore we recorded a valuation allowance on the portion of the losses that are not supportable by capital gains.
As of September 30, 2023, the gross amount of unrecognized tax benefits accrued is $183.1 million (June 30, 2023 — $178.7 million), which is inclusive of interest and penalties accrued of $17.6 million (June 30, 2023 — $13.5 million). We believe that it is reasonably possible that the gross unrecognized tax benefit could decrease by $14.5 million in the next 12 months, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
We are subject to income tax audits in all major taxing jurisdictions in which we operate. Our four most significant jurisdictions are Canada, the United States, United Kingdom and Germany. Our tax filings remain subject to income tax audits by applicable tax authorities for a certain length of time following the tax year to which those tax filings relate. We currently have income tax audits open in Canada, the United States, United Kingdom, Germany and other immaterial jurisdictions. The earliest fiscal years open for examination for our major jurisdictions are 2012 for Canada, 2019 for the United States, 2015 for the United Kingdom and 2016 for Germany. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the Canada audits are included in Note 14 “Guarantees and Contingencies.”
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
As of September 30, 2023, we have recognized a deferred income tax liability of $29.2 million (June 30, 2023—$28.3 million) on taxable temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
State Aid Matter
In April 2019, the European Commission published its final decision on its State Aid investigation into the UK’s “Financing Company Partial Exemption” legislation and concluded that part of the legislation was in breach of EU State Aid rules. The UK government and certain UK-based international companies, supported by Micro Focus, appealed to the General Court of the Court of Justice of the European Union (General Court of the CJEU) against the decision.
In February 2021, Micro Focus received and settled GBP denominated State Aid charging notices issued by HM Revenue and Customs, following the requirement for the UK government to start collection proceedings. As a result, Micro Focus recorded a long-term income tax receivable of $42.9 million. This reflects the payment that was made following the final decision published by the European Commission on its State Aid investigation into the UK’s “Financing Company Partial Exemption” legislation. Based on management’s assessment of the value of the underlying tax benefit under dispute, and as supported by external professional advice, Micro Focus believed they had no liability in respect of these matters and therefore no tax charge was recorded.
On June 8, 2022, the General Court of the CJEU found in favor of the European Commission’s decision that the UK’s “Financing Company Partial Exemption” legislation is in breach of EU State Aid rules. The UK government and UK-based international companies, supported by Micro Focus, lodged an appeal against the judgement with the CJEU. Micro Focus previously received and settled State Aid charging notices from HM Revenue and Customs (including historic interest) and given that an appeal would be expected to take more than a year, a long-term income tax recoverable continues to be recognized as part of non-current tangible assets as of September 30, 2023, in the preliminary purchase price allocation relating to the Micro Focus Acquisition, as described in Note 19 “Acquisitions.”
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
Financial Assets and Liabilities Measured at Fair Value:
Our cash and cash equivalents, along with our accounts receivable and accounts payable and accrued liabilities balances, are measured and recognized in our Condensed Consolidated Financial Statements at an amount that approximates the fair value (a Level 2 measurement) due to their short maturities. The carrying value of our other long-term debt facilities approximates the fair value since the interest rate is at market. See Note 11 “Long-Term Debt” for further details.
The following table summarizes the fair value of our financial instruments as of September 30, 2023 and June 30, 2023:

		Fair Value
	Fair Value Hierarchy	September 30, 2023	June 30, 2023
Assets:
Available-for-sale financial assets (Note 9)	Level 2	$14,958	$15,231
Available-for-sale financial assets (Note 9)	Level 3	$24,090	$24,627
Derivative asset (Note 17)	Level 2	$931	$3,547

Liabilities:
Derivative liability (Note 17)	Level 2	$(127,152)	$(161,191)
Senior Notes (Note 11) (1)	Level 2	$(3,763,513)	$(3,827,888)
______________________
(1)    Senior Notes are presented within the Condensed Consolidated Balance Sheets at amortized cost. See Note 11 “Long-Term Debt” for further details.
Changes in Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in the fair value of our Level 3 available-for-sale financial assets between June 30, 2023 and September 30, 2023.

Available-for-sale financial assets
Balance as of June 30, 2023	$24,627
Gain (loss) recognized in income	(537)
Balance as of September 30, 2023	$24,090
Our derivative liabilities and our derivative assets are classified as Level 2 and are comprised of foreign currency forward and swap contracts. Our valuation techniques used to measure the fair value of the derivative instruments, the counterparties to which have high credit ratings, were derived from pricing models including discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for these instruments. Our discounted cash flow techniques use observable market inputs, such as, where applicable, foreign currency spot and forward rates.
Our available-for-sale financial assets are classified as either Level 2 or Level 3. Our Level 2 available-for-sale financial assets are comprised primarily of various debt and equity funds, which are valued utilizing market quotes provided by our third-party custodian. Our Level 3 available-for-sale financial assets are comprised of insurance contracts which are valued by an external insurance expert by applying a discount rate to the future cash flows and taking into account the fixed interest rate, mortality rates and term of the insurance contracts. See Note 9 “Prepaid Expenses and Other Assets” for further details.
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended September 30, 2023 and 2022, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2023 and 2022, respectively, no indications of impairments were identified and therefore no fair value measurements were required.
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
In accordance with Topic 815 certain components of the designated cross currency swaps relating to counterparty credit risk and forward exchange rates were excluded from the above effectiveness assessment. The fair value of these excluded components will be amortized over the life of the hedging instruments within “Interest and other related expense, net” within the Condensed Consolidated Statements of Income. Additionally, we will record the cash flows related to the periodic interest settlements on the 5-year EUR/USD cross currency swaps within the investing activities section of the Condensed Consolidated Statements of Cash Flows. Any gains or losses recognized upon settlement of the cross currency swaps will be recorded within the investing activities section of the Condensed Consolidated Statements of Cash Flows.
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
We have designated these transactions as cash flow hedges of forecasted transactions under Topic 815. As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within “Other Comprehensive Income (Loss) - net.” The fair value of the contracts as of September 30, 2023, is recorded within “Accounts payable and accrued liabilities” and represents the net loss before tax effect that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings with the next twelve months.
As of September 30, 2023, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $96.5 million (June 30, 2023—$96.3 million).

Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The fair values of outstanding derivative instruments are as follows:

		As of September 30, 2023		As of June 30, 2023
Instrument	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedges:
Cash flow hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$—	$(963)	$1,530	$—
Net investment hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	304	(70,748)	596	(87,855)
Total derivatives designated as hedges		304	(71,711)	2,126	(87,855)

Derivatives not designated as hedges:
Cross currency swap contracts	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	627	(55,441)	1,421	(73,336)
Total derivatives not designated as hedges		627	(55,441)	1,421	(73,336)
Total derivatives		$931	$(127,152)	$3,547	$(161,191)
The effects of gains (losses) from derivative instruments on our Condensed Consolidated Statements of Income is as follows:

		Three Months Ended September 30,
Instrument	Income Statement Location	2023	2022
Derivatives designated as hedges:
Cash flow hedge	Operating expenses	$(12)	$(800)
Net investment hedge	Interest and other related expense, net	922	—

Derivatives not designated as hedges:
Deal-contingent forward contract	Other income (expense), net	—	(125,331)
Non-contingent forward contract	Other income (expense), net	—	(26,203)
Cross currency swap contracts	Other income (expense), net	17,895	(29,927)
Cross currency swap contracts	Interest and other related expense, net	856	—
Total		$19,661	$(182,261)
The effects of the cash flow and net investment hedges on our Condensed Consolidated Statements of Comprehensive Income:

		Three Months Ended September 30,
	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income Location	2023	2022
Gain (loss) recognized in OCI (loss) on cash flow hedge (effective portion)	Unrealized gain (loss) on cash flow hedge	$(2,505)	$(4,546)
Gain (loss) recognized in OCI (loss) on net investment hedge (effective portion)	Net foreign currency translation adjustment	$17,107	$—
Gain (loss) reclassified from AOCI into income (effective portion) - cash flow hedge	Operating expenses	$(12)	$(800)
Gain (loss) reclassified from AOCI into income (excluded from effectiveness testing) - net investment hedge	Interest and other related expense, net	$561	$—

NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended September 30,
	2023	2022
Micro Focus Acquisition Restructuring Plan	$6,864	$—
Fiscal 2022 Restructuring Plan	173	6,110
Other historical restructuring plans	(290)	(468)
Acquisition-related costs	1,070	4,585
Other charges (recoveries)	5,977	4,054
Total	$13,794	$14,281
Micro Focus Acquisition Restructuring Plan
During the third quarter of Fiscal 2023, as part of the Micro Focus Acquisition, we made a strategic decision to implement restructuring activities to reduce our overall workforce and further reduce our real estate footprint around the world (Micro Focus Acquisition Restructuring Plan). The Micro Focus Acquisition Restructuring Plan charges relate to facility costs and workforce reductions. Facility costs include the accelerated amortization associated with the abandonment of right of use assets, the write-off of fixed assets and other related variable lease and exit costs. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
During the three months ended September 30, 2023, we recognized costs of $5.5 million related to abandoned office spaces that have been early terminated or assigned to a third party, of which $4.1 million was related to the write-off of right of use assets, and $0.4 million in charges associated with the write off of fixed assets as part of the Micro Focus Acquisition Restructuring Plan.
As of September 30, 2023, we expect total costs to be incurred in connection with the Micro Focus Acquisition Restructuring Plan to be approximately $135.0 million to $150.0 million, of which $79.1 million has been recorded within “Special charges (recoveries)” to date.
A reconciliation of the beginning and ending restructuring liability, which is included within “Accounts payable and accrued liabilities” in our Condensed Consolidated Balance Sheets, for the three months ended September 30, 2023 is shown below.

Micro Focus Acquisition Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2023	$25,816	$7,276	$33,092
Accruals and adjustments	1,407	1,367	2,774
Cash payments	(9,414)	(1,050)	(10,464)
Foreign exchange and other non-cash adjustments	(334)	(31)	(365)
Balance payable as of September 30, 2023	$17,475	$7,562	$25,037
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
During the three months ended September 30, 2023, we recognized costs of $0.2 million related to abandoned office space that have been early terminated or assigned to a third party.

Since the inception of the Fiscal 2022 Restructuring Plan, $32.7 million has been recorded within “Special charges (recoveries)” to date. We do not expect to incur any further significant charges relating to the Fiscal 2022 Restructuring Plan.
A reconciliation of the beginning and ending restructuring liability, which is included within “Accounts payable and accrued liabilities” in our Condensed Consolidated Balance Sheets, for the three months ended September 30, 2023 is shown below.

Fiscal 2022 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2023	$497	$3,308	$3,805
Accruals and adjustments	—	127	127
Cash payments	(118)	(274)	(392)
Foreign exchange and other non-cash adjustments	(8)	(88)	(96)
Balance payable as of September 30, 2023	$371	$3,073	$3,444
Acquisition-related costs
Acquisition-related costs, recorded within “Special charges (recoveries)” include direct costs of potential and completed acquisitions. Acquisition-related costs for the three months ended September 30, 2023 were $1.1 million (three months ended September 30, 2022—$4.6 million).
Other charges (recoveries)
For the three months ended September 30, 2023, “Other charges (recoveries)” includes $2.9 million of Micro Focus compensation related charges, $1.6 million of miscellaneous professional advisory charges, $1.1 million of other miscellaneous charges and $0.4 million related to pre-acquisition equity incentives of Zix Corporation (Zix), which upon acquisition were replaced by equivalent value cash settlements.
For the three months ended September 30, 2022, “Other charges” includes $3.6 million related to Zix pre-acquisition equity incentives, which upon acquisition were replaced by equivalent value cash settlements and $0.5 million related to other miscellaneous charges.
NOTE 19—ACQUISITIONS
Fiscal 2024 Acquisitions
Other Acquisition
On August 23, 2023, we acquired all of the equity interest in KineMatik Ltd. (KineMatik), a provider of automated business process and project management solutions built on OpenText’s Content Server. In accordance with ASC Topic 805, “Business Combinations”, this acquisition was accounted for as a business combination. The results of operations of KineMatik have been consolidated with those of OpenText beginning August 24, 2023. The results of KineMatik are not considered to be material to our business.
Fiscal 2023 Acquisitions
Acquisition of Micro Focus
On January 31, 2023, we acquired all of the issued and to be issued share capital of Micro Focus for a total purchase price of $6.2 billion, inclusive of Micro Focus’ cash and repayment of Micro Focus’ outstanding indebtedness, subject to final adjustments.
In connection with the financing of the Micro Focus Acquisition, concurrent with the announcement of the acquisition on August 25, 2022, the Company entered into the Acquisition Term Loan and Bridge Loan as well as certain derivative transactions. On December 1, 2022, the Company issued and sold $1 billion in aggregate principal amount of 6.90% Senior Secured Notes due 2027, amended the Acquisition Term Loan and terminated the Bridge Loan. On January 31, 2023, we drew down the entire aggregate principal amount of $3.585 billion of the Acquisition Term Loan, net of original issuance discount and other fees, and drew down $450 million under the Revolver. We used these proceeds and cash on hand to fund the purchase price consideration and repayment of Micro Focus’ outstanding indebtedness. In conjunction with the closing of the Micro Focus Acquisition, the deal-contingent forward contracts and non-contingent forward contract, as described in Note 17 “Derivative Instruments and Hedging Activities,” were settled.
The results of operations of Micro Focus have been consolidated with those of OpenText beginning February 1, 2023.

Preliminary Purchase Price Allocation
As of September 30, 2023, the recognized amounts of identifiable assets acquired and liabilities assumed, based on their fair values as of January 31, 2023, are set forth below:

Cash and cash equivalents	$541,584
Accounts receivable, net of allowances for credit losses (1)	408,921
Other current assets	291,221
Non-current tangible assets	447,764
Goodwill (2) (3)	3,383,746
Intangible customer assets	2,162,400
Intangible technology assets	1,392,300
Accounts payable and accrued liabilities	(504,587)
Deferred revenues	(1,107,627)
Other liabilities (3)	(769,285)
Net assets acquired	$6,246,437
______________________________
(1)The gross amount receivable was $418.2 million of which $9.3 million of this receivable was expected to be uncollectible.
(2)The goodwill of $3.4 billion is primarily attributable to the synergies expected to arise after the acquisition. There is $67.3 million of goodwill that is deductible for tax purposes.
(3)Current period purchase price allocation adjustments of $33.9 million were primarily driven by changes in other liabilities related to adjustments of pre-acquisition short term and deferred tax liabilities.
A settlement related to Micro Focus’ securities litigation that was agreed to prior to the Micro Focus Acquisition has been accrued as part of the liabilities assumed. This settlement, which received final court approval and is now resolved, was fully paid from insurance coverage, and therefore a receivable was recognized as part of the assets acquired. During the third quarter of Fiscal 2023, payment was made into escrow by insurers, and therefore both the associated receivable and liability are no longer included on the Condensed Consolidated Balance Sheets as of September 30, 2023.
The finalization of the above purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including intangible assets and taxation-related balances as well as for potential unrecorded liabilities. We expect to finalize this determination on or before our quarter ending March 31, 2024.
The unaudited pro forma revenues and net income (loss) of the combined entity for the three months ended September 30, 2022, had the Micro Focus Acquisition been consummated on July 1, 2021, are set forth below:

Three Months Ended September 30,
Supplemental Unaudited Pro Forma Information	2022
Revenues	$1,462,612
Net income (loss)	(78,804)
Net income (loss) attributable to OpenText	(78,848)
The unaudited pro forma financial information in the table above is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the Micro Focus Acquisition had taken place at the beginning of the periods presented or the results that may be realized in the future.

NOTE 20—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2023	$(44,114)	$1,124	$(602)	$(9,967)	$(53,559)
Other comprehensive income (loss) before reclassifications, net of tax	(14,583)	(1,841)	(221)	(19)	(16,664)
Amounts reclassified into net income, net of tax	—	9	—	189	198
Total other comprehensive income (loss) net, for the period	(14,583)	(1,832)	(221)	170	(16,466)
Balance as of September 30, 2023	$(58,697)	$(708)	$(823)	$(9,797)	$(70,025)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2022	$(3,316)	$(656)	—	$(3,687)	$(7,659)
Other comprehensive income (loss) before reclassifications, net of tax	(36,366)	(3,340)	—	4,164	(35,542)
Amounts reclassified into net income, net of tax	—	588	—	37	625
Total other comprehensive income (loss) net, for the period	(36,366)	(2,752)	—	4,201	(34,917)
Balance as of September 30, 2022	$(39,682)	$(3,408)	$—	$514	$(42,576)
NOTE 21—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
	2023	2022
Cash paid during the period for interest	$131,867	$46,423
Cash received during the period for interest	$11,453	$5,431
Cash paid during the period for income taxes	$79,237	$38,459
NOTE 22—OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,
	2023	2022
Foreign exchange gains (losses)	$11,434	$(1,361)
Unrealized gains (losses) on derivatives not designated as hedges (1)	17,895	(181,461)
OpenText share in net income (loss) of equity investees (2)	(9,696)	(6,534)
Other miscellaneous income (expense)	537	125
Total other income (expense), net	$20,170	$(189,231)
______________________
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

	Three Months Ended September 30,
	2023	2022
Basic earnings (loss) per share
Net income (loss) attributable to OpenText	$80,901	$(116,929)
Basic earnings (loss) per share attributable to OpenText	$0.30	$(0.43)
Diluted earnings (loss) per share
Net income (loss) attributable to OpenText	$80,901	$(116,929)
Diluted earnings (loss) per share attributable to OpenText	$0.30	$(0.43)
Weighted-average number of shares outstanding (in ‘000’s)
Basic	271,178	269,804
Effect of dilutive securities	724	—
Diluted	271,902	269,804
Excluded as anti-dilutive (1)	7,304	9,452
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
During the three months ended September 30, 2023, Mr. Stephen Sadler, a member of the Board of Directors, earned $3 thousand (three months ended September 30, 2022—$7 thousand) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

NOTE 25—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on November 1, 2023, a dividend of $0.25 per Common Share. The record date for this dividend is December 1, 2023 and the payment date is December 20, 2023. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Debt Repayment
Following the end of the quarter, on October 10, 2023 we repaid the outstanding balance on the Revolver of $100 million and on October 20, 2023 we repaid $75 million of the outstanding balance on the Acquisition Term Loan using cash on hand. As of October 31, 2023, we had a balance of nil and $3.5 billion outstanding on our Revolver and Acquisition Term Loan, respectively.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal years beginning July 1, 2023 and ending June 30, 2024 (Fiscal 2024) and July 1, 2024 and ending June 30, 2025 (Fiscal 2025) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and operations, and business planning process; (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases, the timing thereof and the customers targeted; (viii) the Company’s financial condition, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) acquisitions and their expected impact, including our ability to realize the benefits expected from the acquisitions and to successfully integrate the assets we acquire or utilize such assets to their full capacity, including in connection with the acquisition of Micro Focus International Limited, formerly Micro Focus International plc, and its subsidiaries (Micro Focus) (see Note 19 “Acquisitions” to our Condensed Consolidated Financial Statements for more details); (xxiii) tax audits; (xxiv) the expected impact of our decision to cease all direct business in Russia and Belarus and with known Russian-owned companies;(xxv) expected costs of the restructuring plans; (xxvi) targets regarding greenhouse gas emissions, waste diversion, energy consumption and Equity, Diversity and Inclusion (ED&I) initiatives; (xvii) integration of Micro Focus, resulting synergies and timing thereof; and (xxviii) other matters.
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) our inability to realize successfully any anticipated synergy benefits from the acquisition of Micro Focus (Micro Focus Acquisition); (ii) the actual and potential impacts of the use of cash and incurrence of indebtedness, including the granting of security interests related to such debt; (iii) the change in scope and size of our operations as a result of the Micro Focus Acquisition; (iv) the uncertainty around expectations related to Micro Focus’ business prospects; (v) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (vi) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses, including the acquisition of Micro Focus, (vii) the potential for the incurrence of or assumption of debt in connection with acquisitions, its impact on future operations and on the ratings or outlooks of rating agencies on our outstanding debt securities, and the possibility of not being able to generate sufficient cash to service all indebtedness; (viii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (ix) the risks associated with bringing new products and services to market; (x) fluctuations in currency exchange rates (including as a result of the impact of any policy changes resulting from trade and tariff disputes) and the impact of mark-to-market valuation relating to associated derivatives; (xi) delays in the purchasing decisions of the Company’s customers; (xii) competition the Company faces in its industry and/or marketplace; (xiii) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xiv) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xvi) the continuous commitment of the Company’s customers; (xvii) demand for the Company’s products and services; (xviii) increase in exposure to international business risks including the impact of geopolitical instability, political unrest, war and other global conflicts, and other geopolitical tensions, including the Russia-Ukraine and the Israel-Hamas wars, as we continue to increase our international operations; (xix) adverse macroeconomic conditions, including inflation, disruptions in global supply chains and increased labour costs; (xx) inability to raise capital at all or on not unfavorable terms in the future; (xxi) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xxii) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company’s offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic due to remote working arrangements; (xiv) failure to achieve our environmental goals on energy consumption, waste diversion and greenhouse gas emissions or our targets relating to ED&I initiatives; (xv) failure to attract and retain key personnel to develop and effectively manage the Company’s business; and (xvi) the ability of the Company’s subsidiaries to make distributions to the Company.
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
All dollar and percentage comparisons made herein refer to the three months ended September 30, 2023 compared with the three months ended September 30, 2022, unless otherwise noted.
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.
EXECUTIVE OVERVIEW
At OpenText, we believe information and knowledge make business and people better. We are an Information Management company that provides software and services that empower digital businesses of all sizes to become more intelligent, connected, secure and responsible. Our innovations maximize the strategic benefits of data and content for our customers, strengthening their productivity, growth and competitive advantage.
Our comprehensive Information Management platform and services provide secure and scalable solutions for global companies, small and medium-sized businesses (SMBs), governments and consumers around the world. We have a complete and integrated portfolio of Information Management solutions delivered at scale in the OpenText Cloud, helping organizations master modern work, automate application delivery and modernization, and optimize their digital supply chains. To do this, we bring together our Content Cloud, Cybersecurity Cloud, Business Network Cloud, IT Operations Management Cloud, Application Automation Cloud and Analytics & AI Cloud. We also accelerate information modernization with intelligent tools and services for moving off paper, automating classification and building clean data lakes for Artificial Intelligence (AI), analytics and automation.
We are fundamentally integrated into the parts of our customers’ businesses that matter, so they can securely manage the complexity of information flow end to end. Through automation and AI, we connect, synthesize and deliver information where it is needed to drive new efficiencies, experiences and insights. We make information more valuable by connecting it to digital business processes, enriching it with analytics, protecting and securing it throughout its entire lifecycle, and leveraging it to create engaging experiences for employees, suppliers, developers, partners, and customers. Our solutions range from connecting large digital supply chains to managing HR processes to driving better IT service management in manufacturing, retail and financial services.
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
As of September 30, 2023, we employed a total of approximately 24,050 individuals. Of the total 24,050 individuals we employed as of September 30, 2023, 9,000 or 37% are in the Americas, 5,600 or 23% are in EMEA and 9,450 or 39% are in Asia Pacific. Currently, we have employees in 45 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. Please see “Results of Operations” below for our definitions of geographic regions.
Quarterly Summary:
During the first quarter of Fiscal 2024 (which includes the results of Micro Focus, which has a significant impact on period-over-period comparisons) we saw the following activity:
•Total revenue was $1.4 billion, up 67.3% compared to the same period in the prior fiscal year; up 65.4% after factoring in the favorable impact of $15.9 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $1.1 billion, up 59.1% compared to the same period in the prior fiscal year; up 57.5% after factoring in the favorable impact of $11.7 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $451.0 million, up 11.5% compared to the same period in the prior fiscal year; up 10.9% after factoring in the favorable impact of $2.4 million of foreign exchange rate changes.
•GAAP-based gross margin was 71.4% compared to 69.7% in the same period in the prior fiscal year.
•Non-GAAP-based gross margin was 77.3% compared to 75.2% in the same period in the prior fiscal year.
•GAAP-based net income (loss) attributable to OpenText was $80.9 million compared to $(116.9) million in the same period in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $274.3 million compared to $206.8 million in the same period in the prior fiscal year.
•GAAP-based earnings (loss) per share (EPS), diluted, was $0.30 compared to $(0.43) in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $1.01 compared to $0.77 the same period in the prior fiscal year.
•Adjusted EBITDA, a non-GAAP measure, was $494.8 million compared to $304.0 million in the same period in the prior fiscal year.
•Operating cash flow was $47.1 million for the three months ended September 30, 2023 compared to $132.0 million in the same period in the prior fiscal year, down 64.3%.
•Cash and cash equivalents were $919.9 million as of September 30, 2023, compared to $1.2 billion as of June 30, 2023.

•We repaid $175 million of the outstanding balance on the Revolver. Subsequent to the first quarter, in October 2023, we repaid the $100 million outstanding balance drawn under the Revolver and $75 million drawn under the Acquisition Term Loan.
•Enterprise cloud bookings were $121.0 million, compared to $111.8 million in the same period in the prior fiscal year. We define Enterprise cloud bookings as the total value from cloud services and subscription contracts entered into in the period that is new, committed and incremental to our existing contracts, entered into with our enterprise-based customers.
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
Acquisition of Micro Focus
On January 31, 2023, we acquired all of the issued and to be issued share capital of Micro Focus for a total purchase price of $6.2 billion, inclusive of Micro Focus’ cash and repayment of Micro Focus’ outstanding indebtedness, subject to final adjustments. The results of operations of Micro Focus have been consolidated with those of OpenText beginning February 1, 2023. The Micro Focus Acquisition has contributed to the growth in our revenues and significantly impacts period-over-period comparability. See Note 19 “Acquisitions” to our Condensed Consolidated Financial Statements for more details.

Impacts of Geopolitical Conflicts and Diplomatic Tensions
We continue to monitor the geopolitical conflicts and diplomatic tensions around the world, including the Russia-Ukraine and Israel-Hamas wars. We have ceased all direct business in Russia and Belarus and with known Russian-owned companies. We continue to operate our Israeli-based business and support our employees in the region. While our operations within these locations are not material and we do not expect these geopolitical conflicts to have a material adverse effect on our overall business, results of operations or financial condition, it is not possible to predict the broader consequences of these conflicts, including adverse effects on the global economy, on our business and operations as well as those of our customers, partners and third party service providers. For more information, please see Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for Fiscal 2023.
Outlook for Remainder of Fiscal 2024
As an organization, we are committed to “Total Growth,” meaning we strive towards delivering value through organic initiatives, innovations and acquisitions, as well as financial performance. With an emphasis on increasing recurring revenues and expanding profitability, we believe our Total Growth strategy will ultimately drive cash flow growth, thus helping to fuel our innovation, broaden our go-to-market distribution and identify and execute strategic acquisitions. We are well positioned to expand our product portfolio and improve our ability to innovate and grow organically, which helps us to meet our long-term growth targets. Our Total Growth strategy is a durable model that we believe will create both near and long-term shareholder value through organic and acquired growth, capital efficiency and profitability.
We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our existing customer base and new customers, which includes Global 10,000 companies (G10K), SMBs and consumers. The G10K are the world's largest companies, ranked by estimated total revenues, as well as the world's largest governments and global organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. On a fiscal year-to-date basis, we have invested $234.4 million or 16.4% of revenue in R&D expense, which is in line with our target spend for R&D expense this fiscal year.
Looking ahead, the destination for innovation is cloud. Businesses of all sizes rely on a combination of public and private clouds, managed services and off-cloud solutions. As a result, we are committed to continue to modernize our technology infrastructure and leverage our existing investments in the OpenText Cloud and programs to help customers off-cloud. The combination of OpenText cloud-native applications and managed services, together with the scalability and performance of our partner public cloud providers, offer more secure, reliable and compliant solutions to customers wanting to deploy cloud-based Information Management applications. The OpenText Cloud is designed to build additional flexibility and scalability for our customers: becoming cloud-native, connecting anything, and extending capabilities quickly with multi-tenant SaaS applications and services.
The completion of the Micro Focus Acquisition during Fiscal 2023 has substantially expanded our scope and size by adding assets and operations to our existing business. We have incurred and will continue to incur additional integration costs. As part of the Micro Focus Acquisition, we made a strategic decision to implement a restructuring plan that impacted its global workforce and further reduced our real estate footprint around the world in an effort to further streamline our operations, consistent with previously announced cost synergies of $400 million (Micro Focus Acquisition Restructuring Plan). The total size of the plan is expected to result in a reduction in the combined workforce of approximately 8%, or 2,000 employees, with an estimated cost of $135 million to $150 million, of which we have incurred $79.1 million. We expect the Micro Focus Acquisition Restructuring Plan to be completed by the end of Fiscal 2024. See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2023. The Micro Focus Acquisition has a significant impact on period-over-period comparability as more fully discussed below.
We will continue to closely monitor the potential impacts of inflation with respect to wages, services and goods, concerns regarding any potential recession, rising interest rates, financial market volatility, the Russia-Ukraine and Israel-Hamas conflicts and other geopolitical disputes on our business. See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2023.
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
(i)Revenue recognition,
(ii)Goodwill,
(iii)Acquired intangibles, and
(iv)Income taxes.
For a full discussion of all our accounting policies, please see Note 2 “Accounting Policies and Recent Accounting Pronouncements” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2023.
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
The comparability of our operating results for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was impacted by the recent Micro Focus Acquisition, including with regard to the split of our revenues by geography. Our total revenues increased by $573.4 million across all of our product types in the three months ended September 30, 2023, relative to the three months ended September 30, 2022, primarily due to revenue contributions from the Micro Focus Acquisition, in addition to a favorable impact of $15.9 million of foreign exchange rate changes. The Micro Focus Acquisition contributed $562.9 million to our total revenues during the three months ended September 30, 2023, of which $369.9 million related to customer support revenues and $115.5 million related to license revenues.
Total cost of revenues increased by $148.7 million in the three months ended September 30, 2023, relative to the three months ended September 30, 2022, primarily from additional cost of revenues of $158.2 million as a result of the Micro Focus Acquisition.

Total operating expenses increased by $358.2 million in the three months ended September 30, 2023, relative to the three months ended September 30, 2022, primarily from additional operating expenses of $350.9 million as a result of the Micro Focus Acquisition, of which $267.9 million was related to research and development, sales and marketing, and general and administrative expenses.
Summary of Results of Operations

	Three Months Ended September 30,
(In thousands)	2023	Change increase (decrease)	2022
Total Revenues by Product Type:
Cloud services and subscriptions	$451,014	$46,363	$404,651
Customer support	697,713	380,362	317,351
License	173,026	110,478	62,548
Professional service and other	103,676	36,190	67,486
Total revenues	1,425,429	573,393	852,036
Total Cost of Revenues	407,011	148,663	258,348
Total GAAP-based Gross Profit	1,018,418	424,730	593,688
Total GAAP-based Gross Margin %	71.4%		69.7%
Total GAAP-based Operating Expenses	805,526	358,191	447,335
Total GAAP-based Income from Operations	$212,892	$66,539	$146,353

% Revenues by Product Type:
Cloud services and subscriptions	31.6%		47.5%
Customer support	48.9%		37.2%
License	12.1%		7.3%
Professional service and other	7.4%		8.0%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$171,412	$39,613	$131,799
Customer support	75,014	47,660	27,354
License	3,839	1,081	2,758
Professional service and other	79,922	26,122	53,800
Amortization of acquired technology-based intangible assets	76,824	34,187	42,637
Total cost of revenues	$407,011	$148,663	$258,348

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	62.0%		67.4%
Customer support	89.2%		91.4%
License	97.8%		95.6%
Professional service and other	22.9%		20.3%

Total Revenues by Geography: (1)
Americas (2)	$845,227	$287,439	$557,788
EMEA (3)	445,440	217,087	228,353
Asia Pacific (4)	134,762	68,867	65,895
Total revenues	$1,425,429	$573,393	$852,036
% Revenues by Geography:
Americas (2)	59.3%		65.5%
EMEA (3)	31.2%		26.8%
Asia Pacific (4)	9.5%		7.7%

Other Metrics:
GAAP-based gross margin	71.4%		69.7%
Non-GAAP-based gross margin (5)	77.3%		75.2%
Net income (loss), attributable to OpenText	$80,901		$(116,929)
GAAP-based EPS (loss), diluted	$0.30		$(0.43)
Non-GAAP-based EPS, diluted (5)	$1.01		$0.77
Adjusted EBITDA (5)	$494,843		$304,047
_______________________________
(1)Total revenues by geography are determined based on the location of our direct end customer.

(2)Americas consists of countries in North, Central and South America.
(3)EMEA consists of countries in Europe, the Middle East and Africa.
(4)Asia Pacific primarily consists of Japan, Australia, China, Korea, Philippines, Singapore, India and New Zealand.
(5)See “Use of Non-GAAP Financial Measures” (discussed later in this MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
Revenues, Cost of Revenues and Gross Margin by Product Type
1)    Cloud Services and Subscriptions:
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced B2B integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as platform as a service (PaaS), SaaS, cloud subscriptions and managed services. For the quarter ended September 30, 2023, our cloud renewal rate, excluding the impact of Carbonite, Zix and Micro Focus remained stable at 94% over the quarter ended September 30, 2022.
Cost of Cloud services and subscriptions revenues is comprised primarily of third-party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs and some third party royalty costs.

	Three Months Ended September 30,
(In thousands)	2023	Change increase (decrease)	2022
Cloud Services and Subscriptions:
Americas	$335,045	$26,698	$308,347
EMEA	86,383	14,881	71,502
Asia Pacific	29,586	4,784	24,802
Total Cloud Services and Subscriptions Revenues	451,014	46,363	404,651
Cost of Cloud Services and Subscriptions Revenues	171,412	39,613	131,799
GAAP-based Cloud Services and Subscriptions Gross Profit	$279,602	$6,750	$272,852
GAAP-based Cloud Services and Subscriptions Gross Margin %	62.0%		67.4%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	74.3%		76.2%
EMEA	19.2%		17.7%
Asia Pacific	6.5%		6.1%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Cloud services and subscriptions revenues increased by $46.4 million or 11.5% during the three months ended September 30, 2023 as compared to the same period in the prior fiscal year; up 10.9% after factoring in the favorable impact of $2.4 million of foreign exchange rate changes. The increase was primarily driven by incremental revenues from the Micro Focus Acquisition, as well as partially driven by organic revenue growth over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $26.7 million, an increase in EMEA of $14.9 million, and an increase in Asia Pacific of $4.8 million.
There were 21 cloud services contracts greater than $1.0 million that closed during the first quarter of Fiscal 2024, compared to 18 contracts during the first quarter of Fiscal 2023.
Cost of Cloud services and subscriptions revenues increased by $39.6 million during the three months ended September 30, 2023 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $27.1 million and an increase in third-party network usage fees of $12.6 million partially driven by incremental Cloud service and subscriptions cost of revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased to 62% from 67%.
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

Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the quarter ended September 30, 2023, our Customer support renewal rate decreased to 94%, compared to 95% for the quarter ended September 30, 2022.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended September 30,
(In thousands)	2023	Change increase (decrease)	2022
Customer Support Revenues:
Americas	$385,860	$202,388	$183,472
EMEA	247,375	139,486	107,889
Asia Pacific	64,478	38,488	25,990
Total Customer Support Revenues	697,713	380,362	317,351
Cost of Customer Support Revenues	75,014	47,660	27,354
GAAP-based Customer Support Gross Profit	$622,699	$332,702	$289,997
GAAP-based Customer Support Gross Margin %	89.2%		91.4%

% Customer Support Revenues by Geography:
Americas	55.3%		57.8%
EMEA	35.5%		34.0%
Asia Pacific	9.2%		8.2%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Customer support revenues increased by $380.4 million or 119.9% during the three months ended September 30, 2023 as compared to the same period in the prior fiscal year; up 116.9% after factoring in the favorable impact of $9.2 million of foreign exchange rate changes. The increase was primarily driven by incremental Customer support revenue from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $202.4 million, an increase in EMEA of $139.5 million, and an increase in Asia Pacific of $38.5 million.
Cost of Customer support revenues increased by $47.7 million during the three months ended September 30, 2023 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $45.9 million primarily driven by incremental Customer support cost of revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on Customer support revenues decreased to 89% from 91%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Three Months Ended September 30,
(In thousands)	2023	Change increase (decrease)	2022
License Revenues:
Americas	$82,556	$50,960	$31,596
EMEA	62,641	38,547	24,094
Asia Pacific	27,829	20,971	6,858
Total License Revenues	173,026	110,478	62,548
Cost of License Revenues	3,839	1,081	2,758
GAAP-based License Gross Profit	$169,187	$109,397	$59,790
GAAP-based License Gross Margin %	97.8%		95.6%

% License Revenues by Geography:
Americas	47.7%		50.5%
EMEA	36.2%		38.5%
Asia Pacific	16.1%		11.0%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
License revenues increased by $110.5 million or 176.6% during the three months ended September 30, 2023 as compared to the same period in the prior fiscal year; up 172.8% after factoring in the favorable impact of $2.4 million of foreign exchange rate changes. The increase was primarily driven by incremental License revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $51.0 million, an increase in EMEA of $38.5 million, and an increase in Asia Pacific of $21.0 million.
During the first quarter of Fiscal 2024, we closed 51 license contracts greater than $0.5 million, of which 21 contracts were greater than $1.0 million, contributing $63.9 million of License revenues. This was compared to 22 license contracts greater than $0.5 million during the first quarter of Fiscal 2023, of which 9 contracts were greater than $1.0 million, contributing $22.6 million of License revenues.
Cost of License revenues increased by $1.1 million during the three months ended September 30, 2023 as compared to the same period in the prior fiscal year as a result of higher third-party technology costs primarily driven by incremental cost of License revenue from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on License revenues increased to 98% from 96%.
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

	Three Months Ended September 30,
(In thousands)	2023	Change increase (decrease)	2022
Professional Service and Other Revenues:
Americas	$41,766	$7,393	$34,373
EMEA	49,041	24,173	24,868
Asia Pacific	12,869	4,624	8,245
Total Professional Service and Other Revenues	103,676	36,190	67,486
Cost of Professional Service and Other Revenues	79,922	26,122	53,800
GAAP-based Professional Service and Other Gross Profit	$23,754	$10,068	$13,686
GAAP-based Professional Service and Other Gross Margin %	22.9%		20.3%

% Professional Service and Other Revenues by Geography:
Americas	40.3%		50.9%
EMEA	47.3%		36.8%
Asia Pacific	12.4%		12.3%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Professional service and other revenues increased by $36.2 million or 53.6% during the three months ended September 30, 2023 as compared to the same period in the prior fiscal year; up 50.9% after factoring in the favorable impact of $1.9 million of foreign exchange rate changes. The increase was primarily driven by incremental Professional service and other revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in EMEA of $24.2 million, an increase in Americas of $7.4 million and an increase in Asia Pacific of $4.6 million.
Cost of Professional service and other revenues increased by $26.1 million during the three months ended September 30, 2023 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $27.0 million primarily driven by the incremental Professional service and other cost of revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on Professional service and other revenues increased to 23% from 20%.

Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended September 30,
(In thousands)	2023	Change increase (decrease)	2022
Amortization of acquired technology-based intangible assets	$76,824	$34,187	$42,637
Amortization of acquired technology-based intangible assets increased during the three months ended September 30, 2023 by $34.2 million as compared to the same period in the prior fiscal year. This was primarily due to amortization of newly acquired technology-based intangible assets from the Micro Focus Acquisition, partially offset by a reduction in amortization related to technology-based intangible assets from previous acquisitions becoming fully amortized.
Operating Expenses

	Three Months Ended September 30,
(In thousands)	2023	Change increase (decrease)	2022
Research and development	$234,437	$124,239	$110,198
Sales and marketing	271,801	104,631	167,170
General and administrative	131,211	53,137	78,074
Depreciation	34,091	10,917	23,174
Amortization of acquired customer-based intangible assets	120,192	65,754	54,438
Special charges (recoveries)	13,794	(487)	14,281
Total operating expenses	$805,526	$358,191	$447,335

% of Total Revenues:
Research and development	16.4%		12.9%
Sales and marketing	19.1%		19.6%
General and administrative	9.2%		9.2%
Depreciation	2.4%		2.7%
Amortization of acquired customer-based intangible assets	8.4%		6.4%
Special charges (recoveries)	1.0%		1.7%
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

Change between Three Months Ended September 30, 2023 and 2022
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$85,421
Contract labour and consulting	5,752
Share-based compensation	4,881
Travel and communication	221
Facilities	25,229
Other miscellaneous	2,735
Total change in research and development expenses	$124,239
Research and development expenses increased by $124.2 million during the three months ended September 30, 2023 as compared to the same period in the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $85.4 million, facility-related expenses increased by $25.2 million, contract labour and consulting expense increased by $5.8 million, and share-based compensation expense increased by $4.9 million. Overall, our research and development expenses, as a percentage of total revenues, increased to 16% compared to the same period in the prior fiscal year at 13%.
Our research and development labour resources increased by 3,942 employees, from 4,293 employees at September 30, 2022 to 8,235 employees at September 30, 2023, primarily as a result of the Micro Focus Acquisition.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

Change between Three Months Ended September 30, 2023 and 2022
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$71,550
Commissions	6,116
Contract labour and consulting	4,398
Share-based compensation	4,948
Travel and communication	3,376
Marketing expenses	5,189
Facilities	9,610
Credit loss expense (recovery)	(1,865)
Other miscellaneous	1,309
Total change in sales and marketing expenses	$104,631
Sales and marketing expenses increased by $104.6 million during the three months ended September 30, 2023 as compared to the same period in the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $71.6 million, facility-related expenses increased by $9.6 million, commissions increased by $6.1 million, marketing expenses increased by $5.2 million, share-based compensation expense increased by $4.9 million, and travel and communication expenses increased by $3.4 million. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to 19% compared to the same period in the prior fiscal year at 20%.
Our sales and marketing labour resources increased by 1,998 employees, from 2,656 employees at September 30, 2022 to 4,654 employees at September 30, 2023, primarily as a result of the Micro Focus Acquisition.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

Change between Three Months Ended September 30, 2023 and 2022
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$31,181
Contract labour and consulting	7,623
Share-based compensation	2,253
Travel and communication	4,371
Facilities	2,030
Other miscellaneous	5,679
Total change in general and administrative expenses	$53,137
General and administrative expenses increased by $53.1 million during the three months ended September 30, 2023 as compared to the same period in the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $31.2 million, contract labour and consulting expenses increased by $7.6 million, other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses increased by $5.7 million, travel and communication expenses increased by $4.4 million, share-based compensation expense increased by $2.3 million, and facility-related expenses increased by $2.0 million. Overall, general and administrative expenses, as a percentage of total revenues, remained stable at 9% compared to the same period in the prior fiscal year.
Our general and administrative labour resources increased by 1,599 employees, from 1,864 employees at September 30, 2022 to 3,463 employees at September 30, 2023, primarily as a result of the Micro Focus Acquisition.
Depreciation expenses:

	Three Months Ended September 30,
(In thousands)	2023	Change increase (decrease)	2022
Depreciation	$34,091	$10,917	$23,174
Depreciation expenses increased during the three months ended September 30, 2023 by $10.9 million compared to the same periods in the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Depreciation expenses as a percentage of total revenue decreased for the three months ended September 30, 2023 at 2% compared to the same period in the prior fiscal year at 3%.
Amortization of acquired customer-based intangible assets:

	Three Months Ended September 30,
(In thousands)	2023	Change increase (decrease)	2022
Amortization of acquired customer-based intangible assets	$120,192	$65,754	$54,438
Amortization of acquired customer-based intangible assets increased during the three months ended September 30, 2023 by $65.8 million as compared to the same period in the prior fiscal year. This was primarily related to amortization of newly acquired customer-based intangible assets from the Micro Focus Acquisition.
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

	Three Months Ended September 30,
(In thousands)	2023	Change increase (decrease)	2022
Special charges (recoveries)	$13,794	$(487)	$14,281
Special charges (recoveries) decreased by $(0.5) million during the three months ended September 30, 2023 over the comparative period. This was primarily due to a decrease in acquisition related costs of $3.5 million, offset by an increase of other charges (recoveries) of $1.9 million and an increase in restructuring costs of $1.1 million, as compared to the same period in the prior fiscal year.
For more details on Special charges (recoveries), see Note 18 “Special Charges (Recoveries)” to our Condensed Consolidated Financial Statements.
Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended September 30,
(In thousands)	2023	Change increase (decrease)	2022
Foreign exchange gains (losses)	$11,434	$12,795	$(1,361)
Unrealized gains (losses) on derivatives not designated as hedges (1)	17,895	199,356	(181,461)
OpenText share in net income (loss) of equity investees (2)	(9,696)	(3,162)	(6,534)
Other miscellaneous income (expense)	537	412	125
Total other income (expense), net	$20,170	$209,401	$(189,231)
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

	Three Months Ended September 30,
(In thousands)	2023	Change increase (decrease)	2022
Interest expense related to total outstanding debt (1)	$147,007	$103,839	$43,168
Interest income	(11,705)	(6,274)	(5,431)
Other miscellaneous expense (2)	6,462	3,817	2,645
Total interest and other related expense, net	$141,764	$101,382	$40,382
__________________________
(1)For more details see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
(2)Other miscellaneous expense primarily consists of the amortization of debt discount and the debt issuance costs. For more details see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Provision for Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended September 30,
(In thousands)	2023	Change increase (decrease)	2022
Provision for income taxes	$10,352	$(23,273)	$33,625
The Company’s effective tax rate for the three months ended September 30, 2023 was 11.3%, compared to a provision of (40.4)% for the three months ended September 30, 2022. The Company’s effective tax rate for the three months ended September 30, 2023, differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to foreign tax rate differences, foreign tax credits and research and development credits, partially offset by US Base Erosion and Anti-Abuse Tax (BEAT). The Company’s effective tax rate for the three months ended September 30, 2022 differs from the Canadian statutory rate primarily due to pre-tax losses created by the mark-to-market valuation on the derivatives not designated as hedges that the Company entered into in connection with the Micro Focus Acquisition, and the inability to recognize the tax benefit of mark-to-market losses. The tax benefit of mark-to-market losses are considered capital losses for tax purposes and require capital income to be recognized. Therefore we recorded a valuation allowance on the portion of the losses that are not supportable by capital gains.
The Inflation Reduction Act and Creating Helpful Incentives to Produce Semiconductors (CHIPS) were signed into law in August 2022. The Inflation Reduction Act introduced new provisions, including a 15% corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period. The corporate minimum tax will be effective for Fiscal 2024. We are currently evaluating the applicability and the effect of the new laws to our financial results.
For information on certain potential tax contingencies, including the CRA matter, see Note 14 “Guarantees and Contingencies” and Note 15 “Income Taxes” to our Condensed Consolidated Financial Statements. Please also see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2023.

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

The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented. The Micro Focus Acquisition significantly impacts period-over-period comparability.
Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2023
(In thousands, except for per share data)

	Three Months Ended September 30, 2023
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$171,412		$(2,991)	(1)	$168,421
Customer support	75,014		(1,058)	(1)	73,956
Professional service and other	79,922		(1,882)	(1)	78,040
Amortization of acquired technology-based intangible assets	76,824		(76,824)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,018,418	71.4%	82,755	(3)	1,101,173	77.3%
Operating expenses
Research and development	234,437		(11,734)	(1)	222,703
Sales and marketing	271,801		(11,807)	(1)	259,994
General and administrative	131,211		(7,623)	(1)	123,588
Amortization of acquired customer-based intangible assets	120,192		(120,192)	(2)	—
Special charges (recoveries)	13,794		(13,794)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	212,892		247,905	(5)	460,797
Other income (expense), net	20,170		(20,170)	(6)	—
Provision for income taxes	10,352		34,313	(7)	44,665
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	80,901		193,422	(8)	274,323
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.30		$0.71	(8)	$1.01
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
(6)Adjustment relates to the exclusion of other income (expense) from our Non-GAAP-based operating expenses as other income (expense) generally relates to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results. Other income (expense) also includes our share of income (losses) from our holdings in investments as a limited partner. We do not actively trade equity securities in these privately held companies nor do we plan our ongoing operations based around any anticipated fundings or distributions from these investments. We exclude gains and losses on these investments as we do not believe they are reflective of our ongoing business and operating results. Other income (expense) also includes unrealized and realized gains (losses) on our derivatives which are not designated as hedges. We exclude gains and losses on these derivatives as we do not believe they are reflective of our ongoing business and operating results.
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 11% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2023
		Per share diluted
GAAP-based net income, attributable to OpenText	$80,901	$0.30
Add:
Amortization	197,016	0.72
Share-based compensation	37,095	0.14
Special charges (recoveries)	13,794	0.05
Other (income) expense, net	(20,170)	(0.08)
GAAP-based provision for income taxes	10,352	0.04
Non-GAAP-based provision for income taxes	(44,665)	(0.16)
Non-GAAP-based net income, attributable to OpenText	$274,323	$1.01
Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2023
GAAP-based net income, attributable to OpenText	$80,901
Add:
Provision for income taxes	10,352
Interest and other related expense, net	141,764
Amortization of acquired technology-based intangible assets	76,824
Amortization of acquired customer-based intangible assets	120,192
Depreciation	34,091
Share-based compensation	37,095
Special charges (recoveries)	13,794
Other (income) expense, net	(20,170)
Adjusted EBITDA	$494,843

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2022
(In thousands, except for per share data)

	Three Months Ended September 30, 2022
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$131,799		$(2,033)	(1)	$129,766
Customer support	27,354		(567)	(1)	26,787
Professional service and other	53,800		(1,525)	(1)	52,275
Amortization of acquired technology-based intangible assets	42,637		(42,637)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	593,688	69.7%	46,762	(3)	640,450	75.2%
Operating expenses
Research and development	110,198		(6,854)	(1)	103,344
Sales and marketing	167,170		(6,859)	(1)	160,311
General and administrative	78,074		(5,370)	(1)	72,704
Amortization of acquired customer-based intangible assets	54,438		(54,438)	(2)	—
Special charges (recoveries)	14,281		(14,281)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	146,353		134,564	(5)	280,917
Other income (expense), net	(189,231)		189,231	(6)	—
Provision for income taxes	33,625		50	(7)	33,675
GAAP-based net loss / Non-GAAP-based net income, attributable to OpenText	(116,929)		323,745	(8)	206,816
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$(0.43)		$1.20	(8)	$0.77
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

(8)Reconciliation of GAAP-based net loss to Non-GAAP-based net income:

	Three Months Ended September 30, 2022
		Per share diluted
GAAP-based net loss, attributable to OpenText	$(116,929)	$(0.43)
Add:
Amortization	97,075	0.36
Share-based compensation	23,208	0.09
Special charges (recoveries)	14,281	0.05
Other (income) expense, net	189,231	0.70
GAAP-based provision for income taxes	33,625	0.12
Non-GAAP-based provision for income taxes	(33,675)	(0.12)
Non-GAAP-based net income, attributable to OpenText	$206,816	$0.77
Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2022
GAAP-based net loss, attributable to OpenText	$(116,929)
Add:
Provision for income taxes	33,625
Interest and other related expense, net	40,382
Amortization of acquired technology-based intangible assets	42,637
Amortization of acquired customer-based intangible assets	54,438
Depreciation	23,174
Share-based compensation	23,208
Special charges (recoveries)	14,281
Other (income) expense, net	189,231
Adjusted EBITDA	$304,047

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of September 30, 2023	Change increase (decrease)	As of June 30, 2023
Cash and cash equivalents	$919,850	$(311,775)	$1,231,625
Restricted cash (1)	2,300	(27)	2,327
Total cash, cash equivalents and restricted cash	$922,150	$(311,802)	$1,233,952
__________________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (see Note 9 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).

	Three Months Ended September 30,
(In thousands)	2023	Change	2022
Cash provided by operating activities	$47,121	$(84,838)	$131,959
Cash used in investing activities	$(50,399)	$(14,075)	$(36,324)
Cash used in financing activities	$(297,021)	$(239,860)	$(57,161)
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
As of September 30, 2023, we have recognized a deferred income tax liability of $29.2 million (June 30, 2023—$28.3 million) on taxable temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities decreased by $84.8 million during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year primarily due to a decrease in changes from working capital of $151.4 million offset by an increase in net income after the impact of non-cash items of $66.6 million.
During the first quarter of Fiscal 2024 we had a days sales outstanding (DSO) of 43 days, compared to our DSO of 40 days during the first quarter of Fiscal 2023. The per day impact of our DSO in the first quarter of Fiscal 2024 and Fiscal 2023 on our cash flows was $15.8 million and $9.5 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $14.1 million during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year primarily due to an increase in consideration paid for acquisitions, which includes cash paid for the Micro Focus Acquisition of $9.3 million and other investing activities of $5.6 million.
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

Cash flows used in financing activities increased by $239.9 million during the three months ended September 30, 2023 as compared to the same period in the prior fiscal year. This is primarily due to the net impact of the following activities:
(i)$184.0 million increase due to repayments of long-term debt and the Revolver;
(ii)$53.1 million related to more cash used in the repurchases of treasury stock;
(iii)$2.3 million related to higher cash dividends paid to shareholders; and
(iv)$2.0 million increase in debt issuance costs.
The increases in cash flows used in financing activities above were partially offset by $1.4 million due to increased proceeds from the issuance of Common Shares for the exercise of options and the OpenText ESPP.
Cash Dividends
During the three months ended September 30, 2023, we declared and paid cash dividends of $0.25 per Common Share in the aggregate amount of $67.0 million (three months ended September 30, 2022—$0.24299 per Common Share in the aggregate amount of $64.7 million).
Future declarations of dividends and the establishment of future record and payment dates are subject to final determination and discretion of the Board. See Item 5 “Dividend Policy” included within our Annual Report on Form 10-K for Fiscal 2023 for more information.
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
Senior Secured Fixed Rate Notes
Senior Secured Notes 2027
On December 1, 2022, we issued $1 billion in aggregate principal amount of Senior Secured Notes due 2027 (Senior Secured Notes 2027) in connection with the financing of the Micro Focus Acquisition in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Secured Notes 2027 bear interest at a rate of 6.90% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2023. Senior Secured Notes 2027 will mature on December 1, 2027, unless earlier redeemed, in accordance with their terms, or repurchased.
We may redeem all or a portion of the Senior Secured Notes 2027 at any time prior to November 1, 2027 at a redemption price equal to the greater of (a) 100% of the principal amount of the Senior Secured Notes 2027 to be redeemed and (b) the net present value of the remaining scheduled payments of principal and interest thereon discounted to the Par Call Date less interest accrued to the date of redemption, plus accrued and unpaid interest to, but excluding, the redemption date. On or after the Par Call Date (as defined in the 2027 Indenture), the Company may redeem the Senior Secured Notes 2027, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes 2027 being redeemed plus accrued and unpaid interest thereon to the redemption date.
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
Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver, the Acquisition Term Loan and Senior Secured Notes 2027. Term Loan B has a seven-year term, maturing in May 2025. On June 6, 2023, we amended the Term Loan B to replace the LIBOR benchmark rate applicable to borrowings under Term Loan B with a SOFR benchmark rate.
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the SOFR benchmark rate for the interest period relevant to such borrowing or (2) an alternate base rate (ABR). The applicable margin for borrowings under Term Loan B is 1.75%, with respect to SOFR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus Adjusted Term SOFR (as defined in the Term Loan B). As of September 30, 2023, the outstanding balance on the Term Loan B bears an interest rate of 7.18%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4.00:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2023, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.64:1.00.
For further details relating to our debt, please see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Revolver
On October 31, 2019, we amended our committed revolving credit facility (the Revolver) to increase the total commitments under the Revolver from $450 million to $750 million as well as to extend the maturity from May 5, 2022 to October 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B, the Acquisition Term Loan and Senior Secured Notes 2027. The Revolver has no fixed repayment date prior to the end of the term. On June 6, 2023, we amended the Revolver to replace the LIBOR benchmark rate applicable to borrowings with a SOFR benchmark rate. Borrowings under the Revolver currently bear interest per annum at a floating rate of interest equal to Adjusted Term SOFR (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%.

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
As of September 30, 2023, we had $100 million outstanding balance under the Revolver (June 30, 2023—$275 million). For the three months ended September 30, 2023, we recorded interest expense of $2.0 million, respectively, relating to the Revolver (three months ended September 30, 2022—nil). In October 2023, the Company repaid the $100 million outstanding balance drawn under the Revolver.
For further details relating to our debt, please see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Acquisition Term Loan
On December 1, 2022, we amended our first lien term loan facility (the Acquisition Term Loan), dated as of August 25, 2022, to increase the aggregate commitments under the senior secured delayed-draw term loan facility from an aggregate principal amount of $2.585 billion to an aggregate principal amount of $3.585 billion. During the third quarter of Fiscal 2023, the Company drew down $3.585 billion, net of original issuance discount of 3% and other fees, of which the net proceeds were used to fund the Micro Focus Acquisition (see Note 19 “Acquisitions” to our Condensed Consolidated Financial Statements for more details). On August 14, 2023, we amended the Acquisition Term Loan, to reduce the applicable interest rate margin by 0.75% over the remaining term of the Acquisition Term Loan. The reduction in interest rate margin on the Acquisition Term Loan resulting from the amendment was accounted for by the Company as a debt modification.
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to 2.75% plus Adjusted Term SOFR (as defined in the Acquisition Term Loan). As of September 30, 2023, the outstanding balance on the Acquisition Term Loan bears an interest rate of 8.18%. As of September 30, 2023, the Acquisition Term Loan bears an effective interest rate of 9.27%. The effective interest rate includes interest expense of $77.2 million and amortization of debt discount and issuance costs of $3.3 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of September 30, 2023, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.64:1:00.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver, Term Loan B and the Senior Secured Notes 2027.
For the three months ended September 30, 2023, we recorded interest expense of $77.2 million, relating to the Acquisition Term Loan (three months ended September 30, 2022— nil). In October 2023, the Company repaid $75 million drawn under the Acquisition Term Loan.
The foregoing description of the Acquisition Term Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the Acquisition Term Loan, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2022.
For further details relating to our debt, please see “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Bridge Loan
On August 25, 2022, we entered into a bridge loan agreement (Bridge Loan) which provided for commitments of up to $2.0 billion to finance a portion of the repayment of Micro Focus’ existing debt. On December 1, 2022, we entered into an amendment to the Bridge Loan that reallocated commitments under the Bridge Loan to the Acquisition Term Loan. In connection with the amendment to the Bridge Loan and the receipt of proceeds from the issuance of the Senior Secured Notes 2027, all remaining commitments under the Bridge Loan were reduced to zero and the Bridge Loan was terminated, which resulted in a loss on debt extinguishment of $8.2 million relating to unamortized debt issuance costs in the second quarter of Fiscal 2023.
As of September 30, 2023, we had no borrowings under the Bridge Loan. For the three months ended September 30, 2023, we did not record any interest expense relating to the Bridge Loan.
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
During the three months ended September 30, 2023 and 2022, we did not repurchase and cancel any Common Shares.
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
Commitments and Contractual Obligations
As of September 30, 2023, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	October 1, 2023 - June 30, 2024	July 1, 2024 - June 30, 2026	July 1, 2026 - June 30, 2028	July 1, 2028 and beyond
Long-term debt obligations (1)	$11,967,329	$478,079	$2,155,858	$2,908,194	$6,425,198
Operating lease obligations (2)	387,637	79,726	146,796	90,189	70,926
Finance lease obligations (3)	9,991	4,232	5,300	459	—
Purchase obligations for contracts not accounted for as lease obligations	400,328	118,628	270,777	10,923	—
	$12,765,285	$680,665	$2,578,731	$3,009,765	$6,496,124
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

Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of September 30, 2023, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $76 million. As of September 30, 2023, we have provisionally paid approximately $33 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on the Condensed Consolidated Balance Sheets as of September 30, 2023.
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
The CRA has audited Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2019 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2019 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017 and on March 15, 2023, we filed our notice of objection regarding the reassessment in respect of Fiscal 2018. We intend to file a notice of objection regarding Fiscal 2019. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2019 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2024 while the matter is in dispute.
We will continue to vigorously contest the adjustments to our taxable income and any penalty and interest assessments, as well as any reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Condensed Consolidated Financial Statements. The CRA is also in preliminary stages of auditing Fiscal 2020.
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite Inc. (Carbonite), a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A.

Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS) (the Luna Complaint). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the Securities Actions). On November 21, 2019, the district court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. On October 22, 2020, the district court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit. On December 21, 2021, the United States Court of Appeals for the First Circuit issued a decision reversing and remanding the Securities Actions to the district court for further proceedings. The parties have completed discovery. On July 14, 2023, the district court certified the lead plaintiff’s proposed class. The defendants have filed a motion for class decertification and a motion for summary judgment, both of which are pending. The defendants remain confident in their position, believe the Securities Actions are without merit, and will continue to vigorously defend the matter.
Carbonite vs Realtime Data
On February 27, 2017, before our acquisition of Carbonite, a non-practicing entity named Realtime Data LLC (Realtime Data) filed a lawsuit against Carbonite in the U.S. District Court for the Eastern District of Texas captioned Realtime Data LLC v. Carbonite, Inc. et al (No 6:17-cv-00121-RWS-JDL). Therein, it alleged that certain of Carbonite’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against Carbonite sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S. District Court for the District of Massachusetts (No. 1:17-cv-12499). Realtime Data has also filed numerous other patent suits on the same asserted patents against other companies. After a stay pending appeal in one of those suits, on January 21, 2021, the district court held a hearing to construe the claims of the asserted patents. As to the fourth patent asserted against Carbonite, on September 24, 2019, the U.S. Patent & Trademark Office Patent Trial and Appeal Board invalidated certain claims of that patent, including certain claims that had been asserted against Carbonite. The parties then jointly stipulated to dismiss that patent from this action. On August 23, 2021, in one of the suits against other companies, the District of Delaware (No. 1:17-cv-800), held all of the patents asserted against Carbonite to be invalid. Realtime Data has appealed that decision to the U.S. Court of Appeals for the Federal Circuit. Based upon the order in the Delaware case, the U.S. District Court for the District of Massachusetts granted summary judgment in Carbonite’s favor. Realtime Data appealed the order, but stipulated to stay the appeal pending the outcome of their appeal in the District of Delaware case and agreed that if the U.S. Court of Appeals for the Federal Circuit affirmed the District of Delaware’s judgment of invalidity, Realtime Data would subsequently dismiss their appeal against Carbonite. On August 2, 2023, the U.S. Court of Appeals for the Federal Circuit affirmed the invalidity of the patents asserted against Carbonite. Pursuant to the parties’ stipulation, Realtime Data dismissed its appeal against Carbonite to fully resolve this matter.
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
As of September 30, 2023, we had an outstanding balance of $945.0 million on Term Loan B. Borrowings under the Term Loan B currently bear a floating rate of interest equal to Adjusted Term SOFR (as defined in the Term Loan B) and applicable margin of 1.75%. As of September 30, 2023, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.5 million, assuming that the loan balance as of September 30, 2023 is outstanding for the entire period (June 30, 2023—$9.5 million).

As of September 30, 2023, we had an outstanding balance of $100.0 million under the Revolver. Borrowings under the Revolver currently bear interest per annum at a floating rate of interest equal to Adjusted Term SOFR (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of September 30, 2023, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on the Revolver by approximately $1.0 million, assuming that the loan balance as of September 30, 2023 is outstanding for the entire period (June 30, 2023—$2.8 million).
As of September 30, 2023, we had an outstanding balance of $3.6 billion under the Acquisition Term Loan. Borrowings under the Acquisition Term Loan bears a floating interest rate of 2.75% plus Adjusted Term SOFR. As of September 30, 2023, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on the Acquisition Term Loan by approximately $35.6 million, assuming that the loan balance as of September 30, 2023 is outstanding for the entire period (June 30, 2023—$35.7 million).
For more information regarding the impact of SOFR rates, see “Stress in the global financial system may adversely affect our finances and operations” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2023.
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
We have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the CAD foreign exchange forward contracts outstanding as of September 30, 2023, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark-to-market valuation on our existing foreign exchange forward contracts (June 30, 2023—$0.7 million).
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
Based on the 5-year EUR/USD cross currency swaps outstanding as of September 30, 2023, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.1 million in the mark-to-market valuation on our existing cross currency swap (June 30, 2023—$7.3 million).
Based on the 7-year EUR/USD cross currency swaps outstanding as of September 30, 2023, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.5 million in the mark-to-market valuation on our existing cross currency swaps (June 30, 2023—$7.8 million).
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

The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of September 30, 2023 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at September 30, 2023	U.S. Dollar Equivalent at June 30, 2023
Euro	$164,124	$200,282
British Pound	48,337	69,108
Indian Rupee	42,082	57,199
Swiss Franc	50,067	53,122
Other foreign currencies	210,116	218,663
Total cash and cash equivalents denominated in foreign currencies	514,726	598,374
U.S. Dollar	405,124	633,251
Total cash and cash equivalents	$919,850	$1,231,625
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $51.5 million (June 30, 2023—$59.8 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk.”
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Investors should note that we may announce information using our website, press releases, securities law filings, public conference calls, webcasts and the social media channels identified on the Investors section of our website (https://investors.opentext.com). Such social media channels may include the Company’s or our CEO’s blog, X, formerly known as Twitter, account or LinkedIn account. The information posted through such channels may be material. Accordingly, investors should monitor such channels in addition to our other forms of communication. Unless otherwise specified, such information is not incorporated into, or deemed to be a part of, this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K or in any other report or document we file with the SEC under the Securities Act, the Exchange Act or under applicable Canadian securities laws.
Item 1A. Risk Factors
You should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2023. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies.
Item 5. Other Information
During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as a part of this report:

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
10.1
Second Amendment to Credit Agreement, dated August 14, 2023, by and among the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain financial institution parties thereto.
		Company’s Form 8-K, filed August 14, 2023	Exhibit 10.1
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL taxonomy extension schema.
101.CAL	Inline XBRL taxonomy extension calculation linkbase.
101.DEF	Inline XBRL taxonomy extension definition linkbase.
101.LAB	Inline XBRL taxonomy extension label linkbase.
101.PRE	Inline XBRL taxonomy extension presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: November 2, 2023

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ COSMIN BALOTA
Cosmin Balota Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)