Form 10-Q
period 2023-12-31
OPEN TEXT CORP
filed 2024-02-01
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At January 26, 2024, there were 272,044,545 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I - Financial Information
Item 1. Financial Statements
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2023	June 30, 2023
ASSETS	(unaudited)
Cash and cash equivalents	$1,003,134	$1,231,625
Accounts receivable trade, net of allowance for credit losses of $10,642 as of December 31, 2023 and $13,828 as of June 30, 2023 (Note 4)	735,346	682,517
Contract assets (Note 3)	70,656	71,196
Income taxes recoverable (Note 15)	8,342	68,161
Prepaid expenses and other current assets (Note 9)	215,396	221,732
Assets held for sale (Note 19)	2,051,116	—
Total current assets	4,083,990	2,275,231
Property and equipment (Note 5)	352,570	356,904
Operating lease right of use assets (Note 6)	245,118	285,723
Long-term contract assets (Note 3)	45,427	64,553
Goodwill (Note 7)	7,604,409	8,662,603
Acquired intangible assets (Note 8)	2,773,220	4,080,879
Deferred tax assets (Note 15)	925,282	926,719
Other assets (Note 9)	318,783	342,318
Long-term income taxes recoverable (Note 15)	94,465	94,270
Total assets	$16,443,264	$17,089,200
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$948,921	$996,261
Current portion of long-term debt (Note 11)	45,850	320,850
Operating lease liabilities (Note 6)	86,868	91,425
Deferred revenues (Note 3)	1,535,322	1,721,781
Income taxes payable (Note 15)	119,400	89,297
Liabilities held for sale (Note 19)	222,814	—
Total current liabilities	2,959,175	3,219,614
Long-term liabilities:
Accrued liabilities (Note 10)	52,632	51,961
Pension liability, net (Note 12)	129,238	126,312
Long-term debt (Note 11)	8,474,599	8,562,096
Long-term operating lease liabilities (Note 6)	236,481	271,579
Long-term deferred revenues (Note 3)	170,273	217,771
Long-term income taxes payable (Note 15)	152,046	193,808
Deferred tax liabilities (Note 15)	238,473	423,955
Total long-term liabilities	9,453,742	9,847,482
Shareholders’ equity:
Share capital and additional paid-in capital (Note 13)
271,854,655 and 270,902,571 Common Shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively; authorized Common Shares: unlimited	2,261,856	2,176,947
Accumulated other comprehensive income (loss) (Note 20)	(83,499)	(53,559)
Retained earnings	2,029,643	2,048,984
Treasury stock, at cost (4,400,034 and 3,536,375 shares at December 31, 2023 and June 30, 2023, respectively)	(179,089)	(151,597)
Total OpenText shareholders' equity	4,028,911	4,020,775
Non-controlling interests	1,436	1,329
Total shareholders’ equity	4,030,347	4,022,104
Total liabilities and shareholders’ equity	$16,443,264	$17,089,200
Guarantees and contingencies (Note 14)
Related party transactions (Note 24)
Subsequent events (Note 25)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenues (Note 3):
Cloud services and subscriptions	$450,091	$408,674	$901,105	$813,325
Customer support	695,762	316,508	1,393,475	633,859
License	289,238	107,960	462,264	170,508
Professional service and other	99,777	64,298	203,453	131,784
Total revenues	1,534,868	897,440	2,960,297	1,749,476
Cost of revenues:
Cloud services and subscriptions	180,148	134,314	351,560	266,113
Customer support	73,374	28,589	148,388	55,943
License	5,983	3,863	9,822	6,621
Professional service and other	75,459	54,064	155,381	107,864
Amortization of acquired technology-based intangible assets (Note 8)	70,784	40,863	147,608	83,500
Total cost of revenues	405,748	261,693	812,759	520,041
Gross profit	1,129,120	635,747	2,147,538	1,229,435
Operating expenses:
Research and development	220,220	109,700	454,657	219,898
Sales and marketing	280,263	177,171	552,064	344,341
General and administrative	173,264	77,603	304,475	155,677
Depreciation	33,415	22,858	67,506	46,032
Amortization of acquired customer-based intangible assets (Note 8)	113,925	53,446	234,117	107,884
Special charges (recoveries) (Note 18)	54,166	10,306	67,960	24,587
Total operating expenses	875,253	451,084	1,680,779	898,419
Income from operations	253,867	184,663	466,759	331,016
Other income (expense), net (Note 22)	(68,784)	163,349	(48,614)	(25,882)
Interest and other related expense, net	(139,292)	(38,715)	(281,056)	(79,097)
Income before income taxes	45,791	309,297	137,089	226,037
Provision for income taxes (Note 15)	8,054	50,774	18,406	84,399
Net income for the period	$37,737	$258,523	$118,683	$141,638
Net (income) attributable to non-controlling interests	(62)	(37)	(107)	(81)
Net income attributable to OpenText	$37,675	$258,486	$118,576	$141,557
Earnings per share—basic attributable to OpenText (Note 23)	$0.14	$0.96	$0.44	$0.52
Earnings per share—diluted attributable to OpenText (Note 23)	$0.14	$0.96	$0.44	$0.52
Weighted average number of Common Shares outstanding—basic (in '000's)	271,568	270,189	271,373	269,997
Weighted average number of Common Shares outstanding—diluted (in '000's)	272,141	270,189	272,019	270,009

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net income for the period	$37,737	$258,523	$118,683	$141,638
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(15,796)	39,419	(30,379)	3,053
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax (1)	1,522	959	(319)	(2,381)
(Gain) loss reclassified into net income - net of tax (2)	328	1,101	337	1,689
Unrealized gain (loss) on available-for-sale financial assets:
Unrealized gain (loss) - net of tax (3)	450	—	229	—
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax (4)	(91)	32	(110)	4,196
Amortization of actuarial (gain) loss into net income - net of tax (5)	113	37	302	74
Total other comprehensive income (loss) net, for the period	(13,474)	41,548	(29,940)	6,631
Total comprehensive income	24,263	300,071	88,743	148,269
Comprehensive income attributable to non-controlling interests	(62)	(37)	(107)	(81)
Total comprehensive income attributable to OpenText	$24,201	$300,034	$88,636	$148,188
______________________
(1)Net of tax expense (recovery) of $549 and $347 for the three months ended December 31, 2023 and 2022, respectively; $(115) and $(859) for the six months ended December 31, 2023 and 2022, respectively.
(2)Net of tax expense (recovery) of $118 and $397 for the three months ended December 31, 2023 and 2022, respectively; $121 and $609 for the six months ended December 31, 2023 and 2022, respectively.
(3)Net of tax expense (recovery) of ($119) and $— for the three months ended December 31, 2023 and 2022, respectively; ($60) and $— for the six months ended December 31, 2023 and 2022, respectively.
(4)Net of tax expense (recovery) of $91 and $106 for the three months ended December 31, 2023 and 2022, respectively; $110 and $1,210 for the six months ended December 31, 2023 and 2022, respectively.
(5)Net of tax expense (recovery) of $50 and $25 for the three months ended December 31, 2023 and 2022, respectively; $125 and $51 for the six months ended December 31, 2023 and 2022, respectively.
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Three Months Ended December 31, 2023
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of September 30, 2023	271,228	$2,216,921	(4,753)	$(196,119)	$2,062,107	$(70,025)	$1,374	$4,014,258
Issuance of Common Shares
Under employee stock option plans	340	11,111	—	—	—	—	—	11,111
Under employee stock purchase plans	287	8,370	—	—	—	—	—	8,370
Share-based compensation	—	39,993	—	—	—	—	—	39,993
Issuance of treasury stock	—	(14,539)	353	17,030	(2,491)	—	—	—
Dividends declared ($0.25 per Common Share)	—	—	—	—	(67,648)	—	—	(67,648)
Other comprehensive income (loss) - net	—	—	—	—	—	(13,474)	—	(13,474)
Net income for the period	—	—	—	—	37,675	—	62	37,737
Balance as of December 31, 2023	271,855	$2,261,856	(4,400)	$(179,089)	$2,029,643	$(83,499)	$1,436	$4,030,347

	Three Months Ended December 31, 2022
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of September 30, 2022	269,881	$2,067,881	(3,586)	$(154,792)	$1,978,442	$(42,576)	$1,186	$3,850,141
Issuance of Common Shares
Under employee stock purchase plans	354	8,042	—	—	—	—	—	8,042
Share-based compensation	—	28,822	—	—	—	—	—	28,822
Issuance of treasury stock	—	(12,666)	291	12,666	—	—	—	—
Dividends declared ($0.24299 per Common Share)	—	—	—	—	(65,692)	—	—	(65,692)
Other comprehensive income (loss) - net	—	—	—	—	—	41,548	—	41,548
Net income for the period	—	—	—	—	258,486	—	37	258,523
Balance as of December 31, 2022	270,235	$2,092,079	(3,295)	$(142,126)	$2,171,236	$(1,028)	$1,223	$4,121,384

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Six Months Ended December 31, 2023
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	270,903	$2,176,947	(3,536)	$(151,597)	$2,048,984	$(53,559)	$1,329	$4,022,104
Issuance of Common Shares
Under employee stock option plans	425	14,003	—	—	—	—	—	14,003
Under employee stock purchase plans	527	17,011	—	—	—	—	—	17,011
Share-based compensation	—	76,997	—	—	—	—	—	76,997
Purchase of treasury stock	—	—	(1,400)	(53,085)	—	—	—	(53,085)
Issuance of treasury stock	—	(23,102)	536	25,593	(2,491)	—	—	—
Dividends declared ($0.50 per Common Share)	—	—	—	—	(135,426)	—	—	(135,426)
Other comprehensive income (loss) - net	—	—	—	—	—	(29,940)	—	(29,940)
Net income for the period	—	—	—	—	118,576	—	107	118,683
Balance as of December 31, 2023	271,855	$2,261,856	(4,400)	$(179,089)	$2,029,643	$(83,499)	$1,436	$4,030,347

	Six Months Ended December 31, 2022
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	269,523	$2,038,674	(3,706)	$(159,966)	$2,160,069	$(7,659)	$1,142	$4,032,260
Issuance of Common Shares
Under employee stock option plans	72	1,994	—	—	—	—	—	1,994
Under employee stock purchase plans	640	17,221	—	—	—	—	—	17,221
Share-based compensation	—	52,030	—	—	—	—	—	52,030
Issuance of treasury stock	—	(17,840)	411	17,840	—	—	—	—
Dividends declared ($0.48598 per Common Share)	—	—	—	—	(130,390)	—	—	(130,390)
Other comprehensive income (loss) - net	—	—	—	—	—	6,631	—	6,631
Net income for the period	—	—	—	—	141,557	—	81	141,638
Balance as of December 31, 2022	270,235	$2,092,079	(3,295)	$(142,126)	$2,171,236	$(1,028)	$1,223	$4,121,384

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income for the period	$118,683	$141,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	449,231	237,416
Share-based compensation expense	77,270	52,030
Pension expense	6,383	3,444
Amortization of debt discount and issuance costs	12,821	3,166
Write-off of right of use assets	10,963	3,775
Loss on extinguishment of debt	—	8,131
Loss on sale and write down of property and equipment	1,877	121
Deferred taxes	(177,030)	(46,802)
Share in net loss of equity investees	18,178	6,823
Changes in financial instruments	20,222	9,854
Changes in operating assets and liabilities:
Accounts receivable	(60,285)	(26,597)
Contract assets	(46,627)	(18,454)
Prepaid expenses and other current assets	3,989	(3,065)
Income taxes	58,733	44,240
Accounts payable and accrued liabilities	(48,156)	8,964
Deferred revenue	(42,502)	(29,133)
Other assets	5,218	(60,706)
Operating lease assets and liabilities, net	(11,194)	(7,716)
Net cash provided by operating activities	397,774	327,129
Cash flows from investing activities:
Additions of property and equipment	(82,779)	(68,539)
Micro Focus acquisition	(9,272)	—
Proceeds from net investment hedge derivative contracts	1,966	—
Other investing activities	(6,783)	(873)
Net cash used in investing activities	(96,868)	(69,412)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	29,257	15,773
Proceeds from long-term debt and Revolver	—	1,000,000
Repayment of long-term debt and Revolver	(372,926)	(5,000)
Debt issuance costs	(2,792)	(11,650)
Purchase of treasury stock	(53,085)	—
Payments of dividends to shareholders	(133,379)	(129,562)
Net cash provided by (used in) financing activities	(532,925)	869,561
Foreign exchange gain (loss) on cash held in foreign currencies	3,539	(271)
Increase (decrease) in cash, cash equivalents and restricted cash during the period	(228,480)	1,127,007
Cash, cash equivalents and restricted cash at beginning of the period	1,233,952	1,695,911
Cash, cash equivalents and restricted cash at end of the period	$1,005,472	$2,822,918

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

Reconciliation of cash, cash equivalents and restricted cash:	December 31, 2023	December 31, 2022
Cash and cash equivalents	$1,003,134	$2,820,927
Restricted cash (1)	2,338	1,991
Total cash, cash equivalents and restricted cash	$1,005,472	$2,822,918
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (Note 9).

Supplemental cash flow disclosures (Note 6 and Note 21)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2023
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company.” We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), which as of December 31, 2023, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
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

These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the consolidated financial results of Micro Focus International Limited, formerly Micro Focus International plc, and its subsidiaries (Micro Focus), with effect from February 1, 2023 (see below and Note 19 “Acquisitions and Divestitures”).
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, key estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) accounting for income taxes, (iii) testing of goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) the valuation of stock options granted and obligations related to share-based payments, including the valuation of our long-term incentive plans, (x) the valuation of pension obligations and pension assets, (xi) the valuation of available-for-sale investments, (xii) the valuation of derivative instruments and (xiii) the accounting for assets held for sale and proposed divestitures.

Acquisition of Micro Focus
On January 31, 2023, we acquired all of the issued and to be issued share capital of Micro Focus (the Micro Focus Acquisition) for a total purchase price of $6.2 billion, inclusive of Micro Focus’ cash and repayment of Micro Focus’ outstanding indebtedness, subject to final adjustments. The results of operations of Micro Focus have been consolidated with those of OpenText with effect from February 1, 2023. See Note 19 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details.
Proposed Divestiture of AMC Business
On November 28, 2023, the Company entered into an agreement to sell its Application Modernization and Connectivity (AMC) business to Rocket Software, Inc. (Rocket Software), for $2.275 billion in cash before taxes, fees and other adjustments. The transaction remains subject to certain regulatory approvals and other customary closing conditions and is expected to close in the fourth quarter of Fiscal 2024.
The Company determined that the assets and liabilities of the AMC business met the criteria for held for sale classification and the respective assets and liabilities have been reclassified to assets held for sale and liabilities held for sale reported in our Condensed Consolidated Balance Sheets as of December 31, 2023. The Company has determined that the AMC business does not constitute a component, as its operations and cash flows can not be clearly distinguished from the rest of the Company’s operations and cash flows due to significant shared costs, therefore, the transaction does not meet the discontinued operations criteria, and the results of operations from the AMC business are presented within income from operations in our Condensed Consolidated Statements of Income. The Company expects that the sale proceeds less costs to sell will exceed the preliminary estimate of the carrying value of the net assets for the AMC business. The carrying value is subject to change based on developments leading up to the closing date. See Note 19 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details.
NOTE 2—ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Policies
Held for Sale Classification
Assessments for held for sale accounting classification are performed by the Company when events or changes in business circumstances indicate that a change in classification may be necessary. The Company classifies assets and liabilities to be disposed of as held for sale in the period in which they are available for immediate sale in their present condition and when the sale is probable and expected to be completed within one year. Assets and liabilities classified as held for sale are presented separately within current assets and liabilities in our Condensed Consolidated Balance Sheets and are measured at the lower of their carrying amount or fair value less costs to sell. Further, the Company ceases to record depreciation and amortization expense on assets that are classified as held for sale. The Company has classified assets and liabilities held for sale as of December 31, 2023 related to the proposed divestiture of our AMC business and the proposed sale of a company owned facility (which is unrelated to the divestiture of our AMC business).
Accounting Pronouncements Adopted in Fiscal 2024
During Fiscal 2024, we have adopted the following Accounting Standards Updates (ASU):
Supplier Financing Program Obligations
In September 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-04 “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This standard requires companies that participate in supplier finance programs in connection with the procurement of goods or services to disclose quantitative and qualitative information about the programs. We adopted this ASU as of July 1, 2023 which did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures, as we had no material supplier finance program obligations as of December 31, 2023.
Accounting Pronouncements Not Yet Adopted in Fiscal 2024
Segment Reporting
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which provides guidance to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. We are currently evaluating the potential impact of the adoption of ASU 2023-07 on the Company’s financial disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. We are currently evaluating the potential impact of the adoption of ASU 2023-09 on the Company’s financial disclosures.
NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Total Revenues by Geography:
Americas (1)	$884,287	$583,602	$1,729,514	$1,141,390
EMEA (2)	504,885	235,305	950,325	463,658
Asia Pacific (3)	145,696	78,533	280,458	144,428
Total revenues	$1,534,868	$897,440	$2,960,297	$1,749,476

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$450,091	$408,674	$901,105	$813,325
Customer support revenue	695,762	316,508	1,393,475	633,859
Total recurring revenues	$1,145,853	$725,182	$2,294,580	$1,447,184
License revenue (perpetual, term and subscriptions)	289,238	107,960	462,264	170,508
Professional service and other revenue	99,777	64,298	203,453	131,784
Total revenues	$1,534,868	$897,440	$2,960,297	$1,749,476

Total Revenues by Timing of Revenue Recognition:
Point in time	$289,238	$107,960	$462,264	$170,508
Over time (including professional service and other revenue)	1,245,630	789,480	2,498,033	1,578,968
Total revenues	$1,534,868	$897,440	$2,960,297	$1,749,476
______________________
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of December 31, 2023	As of June 30, 2023
Short-term contract assets (1)	$70,656	$71,196
Long-term contract assets (1)	$45,427	$64,553
Short-term deferred revenues (1)	$1,535,322	$1,721,781
Long-term deferred revenues (1)	$170,273	$217,771
______________________
(1)Excludes $4.9 million of short-term contract assets and $2.7 million of long-term contract assets that have been reclassified to Assets held for sale, as well as $172.8 million of short-term deferred revenues and $23.1 million of long-term deferred revenues that have been reclassified to Liabilities held for sale as of December 31, 2023, related to the proposed divestiture of the AMC business. See Note 19 “Acquisitions and Divestitures.”
The difference in the opening and closing balances of our contract assets and deferred revenues, excluding the impact of assets held for sale, primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the six months ended December 31, 2023, we reclassified $58.5 million (six months ended December 31, 2022 — $20.2 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three and six months ended December 31, 2023 and 2022, respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues, excluding the impact of liabilities held for sale, primarily relate to cloud services and customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the six months ended December 31, 2023 that was included in the deferred revenue balances at June 30, 2023 was $1,268 million (six months ended December 31, 2022—$658 million).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2023:

Capitalized costs to obtain a contract as of June 30, 2023	$97,207
New capitalized costs incurred	26,522
Amortization of capitalized costs	(19,507)
Impact of foreign exchange rate changes	400
Reclassification to Assets held for sale (1)	(2,588)
Capitalized costs to obtain a contract as of December 31, 2023	$102,034
______________________
(1)Capitalized costs to obtain a contract of $2.6 million have been reclassified to Assets held for sale related to the proposed divestiture of our AMC business. See Note 19 “Acquisitions and Divestitures.”
During the three and six months ended December 31, 2023 and 2022, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to Note 9 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.

Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2023, approximately $2.5 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts, excluding performance obligations related to the proposed divestiture of our AMC business which are reported within Liabilities held for sale. We expect to recognize approximately 46% of this amount over the next 12 months and the remaining balance substantially over the next three years thereafter. As of December 31, 2023, approximately $128.9 million of revenue is expected to be recognized from remaining performance obligations on existing contracts relates to the proposed divestiture of our AMC business and we expect to recognize approximately 49% of this amount over the next 12 months. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.
NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following illustrates the activity in our allowance for credit losses on accounts receivable, since June 30, 2023:

Balance as of June 30, 2023	$13,828
Credit loss expense (recovery)	3,871
Write-off / adjustments	(5,980)
Reclassification to Assets held for sale (1)	(1,077)
Balance as of December 31, 2023	$10,642
______________________
(1)Allowance for credit losses of $1.1 million have been reclassified to Assets held for sale related to the proposed divestiture of our AMC business. See Note 19 “Acquisitions and Divestitures.”
Included in accounts receivable are unbilled receivables in the amount of $108.2 million as of December 31, 2023 (June 30, 2023—$66.5 million).
As of December 31, 2023, we have an allowance for credit losses of $0.2 million for contract assets (June 30, 2023—$0.3 million). For additional information on contract assets please see Note 3 “Revenues.”
NOTE 5—PROPERTY AND EQUIPMENT

	As of December 31, 2023
	Cost (1)	Accumulated Depreciation (1)	Net (1)
Computer hardware	$407,624	$(271,429)	$136,195
Computer software	190,661	(150,177)	40,484
Capitalized software development costs	232,266	(137,290)	94,976
Leasehold improvements	121,413	(93,688)	27,725
Land and buildings	58,290	(18,629)	39,661
Furniture, equipment and other	54,242	(40,713)	13,529
Total	$1,064,496	$(711,926)	$352,570
______________________
(1)Excludes Property and equipment with cost of $6.3 million, accumulated depreciation of $1.0 million and a net book value of $5.3 million that have been reclassified to Assets held for sale related to the proposed divestiture of our AMC business and proposed divestiture of certain facilities owned by the Company. See Note 19 “Acquisitions and Divestitures.”

	As of June 30, 2023
	Cost	Accumulated Depreciation	Net
Computer hardware	$386,400	$(254,131)	$132,269
Computer software	178,899	(135,123)	43,776
Capitalized software development costs	216,762	(122,730)	94,032
Leasehold improvements	123,607	(94,721)	28,886
Land and buildings	62,041	(18,020)	44,021
Furniture, equipment and other	55,741	$(41,821)	13,920
Total	$1,023,450	$(666,546)	$356,904

Proposed Sale of Company Owned Facility
During the three months ended December 31, 2023, the Company entered into a Purchase and Sale Agreement to dispose of a Company owned facility which has a carrying value of $4.4 million and has been classified as held for sale as of December 31, 2023.
NOTE 6—LEASES
We enter into operating leases, both domestically and internationally, for certain facilities, automobiles, data centers and equipment for use in the ordinary course of business. The duration of the majority of these leases generally ranges from 1 to 10 years, some of which include options to extend for an additional 3 to 5 years after the initial term. Additionally, the land upon which our headquarters in Waterloo, Ontario, Canada is located is leased from the University of Waterloo for a period of 49 years beginning in December 2005, with an option to renew for an additional term of 49 years. We also have finance lease liabilities comprised of equipment lease arrangements with an average duration of 4 to 5 years, all of which are currently being sublet. Leases with an initial term of 12 months or less are not recorded on our Condensed Consolidated Balance Sheets.
The following illustrates the Condensed Consolidated Balance Sheets information related to leases:

		As of December 31, 2023	As of June 30, 2023
Operating Leases	Balance Sheet Location
Operating lease right of use assets (1)	Operating lease right of use assets	$245,118	$285,723

Operating lease liabilities (current) (1)	Operating lease liabilities	$86,868	$91,425
Operating lease liabilities (noncurrent) (1)	Long-term operating lease liabilities	236,481	271,579
Total operating lease liabilities		$323,349	$363,004

Finance Leases
Finance lease receivables (current)	Prepaid expenses and other current assets	$4,911	$6,362
Finance lease receivables (noncurrent)	Other assets	3,676	5,515
Total finance lease receivables		$8,587	$11,877

Finance lease liabilities (current)	Accounts payable and accrued liabilities	$4,413	$5,281
Finance lease liabilities (noncurrent)	Accrued liabilities	3,672	5,500
Total finance lease liabilities		$8,085	$10,781
______________________
(1)Excludes Operating lease right of use assets of $0.7 million that have been reclassified to Assets held for sale, as well as $0.3 million of Operating lease liabilities and $0.4 million of Long-term operating lease liabilities that have been reclassified to Liabilities held for sale related to the proposed divestiture of our AMC business. See Note 19 “Acquisitions and Divestitures.”
The weighted average remaining lease term and discount rate, inclusive of assets held, for sale for the periods indicated below were as follows:

	As of December 31, 2023	As of June 30, 2023
Weighted-average remaining lease term
Operating leases	5.33 years	5.62 years
Finance leases	2.07 years	2.40 years
Weighted-average discount rate
Operating leases	4.77%	4.66%
Finance leases	5.55%	5.60%

Lease Costs and Other Information
The following illustrates the various components of lease costs for the period indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Operating lease cost	$22,594	$13,991	$46,334	$28,302
Short-term lease cost	737	170	1,892	557
Variable lease cost	1,321	621	2,456	1,200
Sublease income	(3,375)	(2,904)	(6,713)	(5,816)
Total lease cost	$21,277	$11,878	$43,969	$24,243
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of lease liabilities, and, as such, are excluded from the amounts below:

	Six Months Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$55,800	$35,230
Finance leases	$2,763	$—
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$9,219	$25,061
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our lease liabilities as of December 31, 2023:

Fiscal years ending June 30,	Operating Leases	Finance Leases
2024 (six months ended)	$52,754	$2,757
2025	85,793	3,373
2026	65,735	1,941
2027	53,788	459
2028	40,336	—
Thereafter	66,235	—
Total lease payments	$364,641	$8,530
Less: Imputed interest	(40,636)	(445)
Total	$324,005	$8,085
Operating lease maturity amounts included in the table above are inclusive of liabilities classified as held for sale and do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $6.3 million over the remainder of Fiscal 2024 and $34.1 million thereafter.

NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2023:

Balance as of June 30, 2023	$8,662,603
Acquisition of Micro Focus (Note 19) (1)	(23,809)
Impact of foreign exchange rate changes	2,344
Other acquisition (Note 19)	1,250
Reclassification to Assets held for sale (2)	(1,037,979)
Balance as of December 31, 2023	$7,604,409
______________________
(1)Adjustments relate to open measurement period.
(2)Adjustment to reclassify goodwill to Assets held for sale related to the proposed divestiture of our AMC business. See Note 19 “Acquisitions and Divestitures.”
NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of December 31, 2023
	Cost (1)	Accumulated Amortization (1)	Net (1)
Technology assets	$1,157,195	$(257,880)	$899,315
Customer assets	3,085,048	(1,211,143)	1,873,905
Total	$4,242,243	$(1,469,023)	$2,773,220

	As of June 30, 2023
	Cost	Accumulated Amortization	Net
Technology assets	$1,815,260	$(385,868)	$1,429,392
Customer assets	3,691,252	(1,039,765)	2,651,487
Total	$5,506,512	$(1,425,633)	$4,080,879
______________________
(1)Excludes technology and customer intangible net assets with cost of $432.1 million and $610.2 million respectively, accumulated amortization of $48.7 million and $62.9 million respectively, and net book value of $383.4 million and $547.3 million, respectively, that have been reclassified to Assets held for sale related to the proposed divestiture of our AMC business. See Note 19 “Acquisitions and Divestitures.”
Where applicable, the above balances as of December 31, 2023 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the six months ended December 31, 2023. The impact of this resulted in a reduction of $228 million to technology assets and accumulated amortization. The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2024 (six months ended)	$295,133
2025	509,083
2026	466,116
2027	395,693
2028	378,026
2029 and Thereafter	729,169
Total	$2,773,220

NOTE 9—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of December 31, 2023	As of June 30, 2023
Deposits and restricted cash	$4,253	$2,621
Capitalized costs to obtain a contract (2)	37,922	39,685
Short-term prepaid expenses and other current assets (2)	169,574	175,879
Derivative asset (1)	3,647	3,547
Total	$215,396	$221,732
______________________
(1)Represents the asset related to our derivative instrument activity. See Note 17 “Derivative Instruments and Hedging Activities.”
(2)Excludes Capitalized costs to obtain a contract of $1.2 million and Short-term prepaid expenses and other current assets of $0.1 million that have been reclassified to Assets held for sale as of December 31, 2023 related to the proposed divestiture of our AMC business. See Note 19 “Acquisitions and Divestitures.”
Other assets:

	As of December 31, 2023	As of June 30, 2023
Deposits and restricted cash	$19,463	$20,418
Capitalized costs to obtain a contract (1)	64,112	57,522
Investments	127,320	147,974
Available-for-sale financial assets	40,877	39,858
Long-term prepaid expenses and other long-term assets	67,011	76,546
Total	$318,783	$342,318
______________________
(1)Excludes Capitalized costs to obtain a contract of $1.4 million that has been reclassified to Assets held for sale as of December 31, 2023 related to the proposed divestiture of our AMC business. See Note 19 “Acquisitions and Divestitures.”
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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and is subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (see Note 22 “Other Income (Expense), Net”). During the three and six months ended December 31, 2023, our share of income (loss) from these investments was $(8.5) million and $(18.2) million, respectively (three and six months ended December 31, 2022—$(0.3) million and $(6.8) million, respectively).
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

NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of December 31, 2023	As of June 30, 2023
Accounts payable—trade	$144,219	$162,720
Accrued salaries, incentives and commissions	241,286	333,543
Accrued liabilities	252,478	239,817
Accrued sales and other tax liabilities	27,738	25,439
Derivative liability (1)	207,427	161,191
Accrued interest on long-term debt	39,524	37,563
Amounts payable in respect of restructuring and other special charges	29,525	30,073
Asset retirement obligations	6,724	5,915
Total (2)	$948,921	$996,261
______________________
(1)Represents the liability related to our derivative instrument activity (see Note 17 “Derivative Instruments and Hedging Activities”).
(2)Excludes $24.8 million of Accounts payable and accrued liabilities that have been reclassified to Liabilities held for sale related to the proposed divestiture of our AMC business. See Note 19 “Acquisitions and Divestitures.”
Long-term accrued liabilities:

	As of December 31, 2023	As of June 30, 2023
Amounts payable in respect of restructuring and other special charges	$10,926	$8,875
Other accrued liabilities	18,019	17,749
Asset retirement obligations	23,687	25,337
Total (1)	$52,632	$51,961
______________________
(1)Excludes $0.1 million of Long-term accrued liabilities that have been reclassified to Liabilities held for sale related to the proposed divestiture of our AMC business. See Note 19 “Acquisitions and Divestitures.”

Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of December 31, 2023, the present value of this obligation was $30.4 million (June 30, 2023—$31.3 million), with an undiscounted value of $33.9 million (June 30, 2023—$35.0 million).

NOTE 11—LONG-TERM DEBT

	As of December 31, 2023	As of June 30, 2023
Total debt
Senior Notes 2031	$650,000	$650,000
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	850,000
Senior Notes 2028	900,000	900,000
Senior Secured Notes 2027	1,000,000	1,000,000
Term Loan B	942,500	947,500
Acquisition Term Loan	3,474,150	3,567,075
Revolver	—	275,000
Total principal payments due	8,716,650	9,089,575

Unamortized debt discount and issuance costs (1)	(196,201)	(206,629)
Total amount outstanding	8,520,449	8,882,946
Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Acquisition Term Loan	35,850	35,850
Revolver	—	275,000
Total current portion of long-term debt	45,850	320,850

Non-current portion of long-term debt	$8,474,599	$8,562,096
______________________
(1)During the three and six months ended December 31, 2023, we recorded $0.8 million and $2.4 million of debt issuance costs, respectively, related to the amendment of the Revolver (as defined below) and the modification of the Acquisition Term Loan (as defined below).
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
For the three and six months ended December 31, 2023, we recorded interest expense of $6.7 million and $13.4 million, respectively, relating to Senior Notes 2031 (three and six months ended December 31, 2022—$6.7 million and $13.4 million, respectively).
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
For the three and six months ended December 31, 2023, we recorded interest expense of $9.3 million and $18.6 million, respectively, relating to Senior Notes 2030 (three and six months ended December 31, 2022—$9.3 million and $18.6 million, respectively).

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
For the three and six months ended December 31, 2023, we recorded interest expense of $8.2 million and $16.4 million, respectively, relating to Senior Notes 2029 (three and six months ended December 31, 2022—$8.2 million and $16.4 million, respectively).
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
For the three and six months ended December 31, 2023, we recorded interest expense of $8.7 million and $17.4 million, respectively, relating to Senior Notes 2028 (three and six months ended December 31, 2022—$8.7 million and $17.4 million, respectively).
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
The Senior Secured Notes 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries, and are secured with the same priority as the Company’s senior credit facilities. The Senior Secured Notes 2027 and the related guarantees are effectively senior to all of the Company’s and the guarantors’ senior unsecured debt to the extent of the value of the Collateral (as defined in the indenture to the Senior Secured Notes 2027) and are structurally subordinated to all existing and future liabilities of each of the Company’s existing and future subsidiaries that do not guarantee the Senior Secured Notes 2027. As of December 31, 2023, the Senior Secured Notes 2027 bear an effective interest rate of 7.39%. The effective interest rate includes interest expense of $34.6 million and amortization of debt discount and issuance costs of $0.7 million.
For the three and six months ended December 31, 2023, we recorded interest expense of $17.3 million and $34.6 million, respectively, relating to Senior Secured Notes 2027 (three and six months ended December 31, 2022—$5.8 million).
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
Term Loan B has a seven-year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to Adjusted Term SOFR (as defined in the Term Loan B) and the applicable margin of 1.75%. As of December 31, 2023, the outstanding balance on the Term Loan B bears an interest rate of 7.20%. As of December 31, 2023, the Term Loan B bears an effective interest rate of 7.49%. The effective interest rate includes interest expense of $34.5 million and amortization of debt discount and issuance costs of $0.8 million.

Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4.00:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of December 31, 2023, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.70:1.00.
For the three and six months ended December 31, 2023, we recorded interest expense of $17.3 million and $34.5 million, respectively, relating to Term Loan B (three and six months ended December 31, 2022—$13.2 million and $22.9 million, respectively).
Revolver
On December 19, 2023, we amended our committed revolving credit facility (the Revolver) to, among other things, extend the maturity from October 31, 2024 to December 19, 2028, and to remove the 10-basis point credit spread adjustment for loans bearing interest based on the SOFR rate. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B, the Acquisition Term Loan (as defined below) and Senior Secured Notes 2027.
The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of interest equal to Term SOFR (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%.
As of December 31, 2023, we had no outstanding balance under the Revolver (June 30, 2023—$275 million). For the three and six months ended December 31, 2023, we recorded interest expense of $0.2 million and $2.2 million, respectively, relating to the Revolver (three and six months ended December 31, 2022—nil).
Acquisition Term Loan
On December 1, 2022, we amended our first lien term loan facility (the Acquisition Term Loan), dated as of August 25, 2022, to increase the aggregate commitments under the senior secured delayed-draw term loan facility from an aggregate principal amount of $2.585 billion to an aggregate principal amount of $3.585 billion. During the third quarter of Fiscal 2023, the Company drew down $3.585 billion from the Acquisition Term Loan, net of original issuance discount of 3% and other fees (see Note 19 “Acquisitions and Divestitures” for more details). On August 14, 2023, we amended the Acquisition Term Loan, to reduce the applicable interest rate margin by 0.75% over the remaining term of the Acquisition Term Loan. The reduction in interest rate margin on the Acquisition Term Loan resulting from the amendment was accounted for by the Company as a debt modification.
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to 2.75% plus Adjusted Term SOFR (as defined in the Acquisition Term Loan). As of December 31, 2023, the outstanding balance on the Acquisition Term Loan bears an interest rate of 8.20%. As of December 31, 2023, the Acquisition Term Loan bears an effective interest rate of 9.31%. The effective interest rate includes interest expense of $150.3 million and amortization of debt discount and issuance costs of $9.9 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of December 31, 2023, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.70:1:00.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver, Term Loan B and the Senior Secured Notes 2027.
For the three and six months ended December 31, 2023, we recorded interest expense of $73.1 million and $150.3 million, respectively, relating to the Acquisition Term Loan (three and six months ended December 31, 2022—nil, respectively).

Following the end of the quarter, on January 22, 2024, the Company repaid an additional $175 million drawn under the Acquisition Term Loan (see Note 25 “Subsequent Events” to our Condensed Consolidated Financial Statements for more details).
Bridge Loan
On August 25, 2022, we entered into a bridge loan agreement (Bridge Loan) which provided for commitments of up to $2.0 billion to finance a portion of the repayment of Micro Focus’ existing debt. On December 1, 2022, we entered into an amendment to the Bridge Loan that reallocated commitments under the Bridge Loan to the Acquisition Term Loan. In connection with the amendment to the Bridge Loan and the receipt of proceeds from the issuance of the Senior Secured Notes 2027, all remaining commitments under the Bridge Loan were reduced to zero and the Bridge Loan was terminated, which resulted in a loss on debt extinguishment of $8.1 million relating to unamortized debt issuance costs in the second quarter of Fiscal 2023.
For the three and six months ended December 31, 2023, we did not have any borrowings or record any interest expense relating to the Bridge Loan (three and six months ended December 31, 2022—nil).
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
NOTE 12—PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS
Defined Benefit and Other Post-Retirement Benefit Plans
The Company has 52 pension and other post-retirement plans in multiple countries. All of our pension and other post-retirement plans are located outside of Canada and the United States. The plans are primarily located in Germany, which as of December 31, 2023, make up approximately 63% of the Company’s total net benefit pension obligations.
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
The following are details of net pension expense relating to the defined benefit pension plans:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Pension expense:
Service cost	$2,828	$1,048	$5,553	$2,107
Interest cost	3,122	1,032	6,211	2,002
Expected return of plan assets	(2,903)	(431)	(5,711)	(834)
Amortization of actuarial (gains) losses	165	62	330	125
Net pension expense	$3,212	$1,711	$6,383	$3,400
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under “Interest and other related expense, net” on our Condensed Consolidated Statements of Income.

NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three and six months ended December 31, 2023, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.25 and $0.50 per Common Share, respectively, in the aggregate amount of $66.4 million and $133.4 million, respectively, which we paid during the same periods (three and six months ended December 31, 2022—$0.24299 and $0.48598 per Common Share, respectively, in the aggregate amount of $64.9 million and $129.6 million, respectively).
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
During the three and six months ended December 31, 2023, nil and 1,400,000 Common Shares were purchased on the open market at a cost of nil and $53.1 million, respectively, and held under trust for potential settlement of awards under our LTIP or other plans as described below (three and six months ended December 31, 2022—no Common Shares were purchased, respectively).
During the three and six months ended December 31, 2023, we delivered to eligible participants 353,247 and 536,560 Common Shares, respectively, that were purchased in the open market in connection with the settlement of awards and other plans (three and six months ended December 31, 2022—290,970 and 411,376 Common Shares, respectively).
Share Repurchase Plan
On November 4, 2021, the Board authorized a share repurchase plan (Fiscal 2022 Repurchase Plan), pursuant to which we may purchase in open market transactions, from time to time over the 12-month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares.
During the three and six months ended December 31, 2023 and 2022, we did not repurchase and cancel any Common Shares.
Share-Based Payments
Share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Stock Options (issued under Stock Option Plans)	$5,716	$5,724	$10,260	$9,309
Performance Share Units (issued under LTIP)	6,928	5,025	12,817	9,260
Restricted Share Units (issued under LTIP)	3,034	2,644	5,915	4,819
Restricted Share Units (other)	22,299	12,720	43,671	23,357
Deferred Share Units (directors)	688	1,288	1,602	2,249
Employee Stock Purchase Plan	1,510	1,421	3,005	3,036
Total share-based compensation expense	$40,175	$28,822	$77,270	$52,030

A summary of unrecognized compensation cost for unvested share-based payment awards is as follows:

	As of December 31, 2023
	Unrecognized Compensation Cost	Weighted Average Recognition Period (years)
Stock Options (issued under Stock Option Plans)	46,865	2.6
Performance Share Units (issued under LTIP)	60,693	2.1
Restricted Share Units (issued under LTIP)	24,495	2.2
Restricted Share Units (other)	112,782	1.8
Total unrecognized share-based compensation cost	244,835
Stock Option Plans
Stock Options
A summary of activity under our stock option plans for the six months ended December 31, 2023 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2023	12,219,439	$38.44	4.68	$62,473
Granted	1,294,230	37.96
Exercised	(424,812)	32.96
Forfeited or expired	(252,923)	41.57
Outstanding at December 31, 2023	12,835,934	$38.51	4.52	$66,700
Exercisable at December 31, 2023	4,833,489	$40.49	3.07	$16,956
As of December 31, 2023, 4,909,525 options to purchase Common Shares were available for issuance under our stock option plans.
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Weighted–average fair value of options granted	$10.34	$5.77	$9.57	$6.40
Weighted-average assumptions used:
Expected volatility	31.33%	28.87%	31.07%	28.50%
Risk–free interest rate	4.40%	4.46%	4.42%	4.03%
Expected dividend yield	2.44%	3.46%	2.58%	3.16%
Expected life (in years)	4.27	4.20	4.25	4.19
Forfeiture rate (based on historical rates)	7%	7%	7%	7%
Average exercise share price	$40.14	$26.81	$37.96	$30.07

Performance Options
During the three and six months ended December 31, 2023, we did not grant performance options (during the three and six months ended December 31, 2022—nil and 1,000,000, respectively).
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
Long-Term Incentive Plans
We incentivize certain eligible employees, in part, with long-term compensation pursuant to our LTIP. The LTIP is a rolling three-year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or Restricted Share Units (RSUs). Target PSUs become vested upon the achievement of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. The Performance Conditions for vesting of the outstanding PSUs are based on market conditions or performance-based revenue conditions. RSUs become vested when an eligible employee remains employed throughout the vesting period.
PSUs and RSUs granted under the LTIP have been measured at fair value as of the effective date, consistent with ASC Topic 718, and will be charged to share-based compensation expense over the remaining life of the plan. We estimate the fair value of PSUs with market-based conditions using the Monte Carlo pricing model and RSUs have been valued based upon their grant date fair value. The fair value of PSUs with performance-based conditions have been valued based upon their grant date fair value. Beginning in Fiscal 2023, certain PSU and RSU grants were eligible to receive dividend equivalent units that vest under the same conditions as the underlying grants.
Performance Share Units (Issued Under LTIP)
A summary of activity under our performance share units issued under the LTIP for the six months ended December 31, 2023 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2023	1,013,385	$61.64	1.75	$42,106
Granted (1)	918,831	52.90
Vested (1)	(240,741)	61.23
Forfeited or expired	(40,083)	59.02
Outstanding at December 31, 2023	1,651,392	$57.15	2.21	$69,392
______________________
(1)PSUs are earned based on market or performance conditions and the actual number of PSUs earned, if any, is dependent upon performance and may range from 0 to 200 percent.

For the periods indicated, the weighted-average fair value of market-based PSUs issued under LTIP, and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Six Months Ended December 31,
	2023	2022
Weighted–average fair value of performance share units granted	$59.48	$43.10 - $55.06
Weighted-average assumptions used:
Expected volatility	28%	29% - 31%
Risk–free interest rate	4.38%	3.13% - 3.39%
Expected dividend yield	—%	—%
Expected life (in years)	3.10	3.11
The weighted-average fair value of the performance-based PSUs granted was $40.14 for the six months ended December 31, 2023.
Restricted Share Units (Issued Under LTIP)
A summary of activity under our RSUs issued under the LTIP for the six months ended December 31, 2023 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2023	774,360	$42.83	1.68	$32,175
Granted	491,738	36.12
Vested	(224,010)	43.38
Forfeited or expired	(34,035)	40.45
Outstanding at December 31, 2023	1,008,053	$39.94	2.30	$42,358
Restricted Share Units (Other)
In addition to the grants made in connection with the LTIP discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. RSUs (other) vest over a specified contract date, typically two or three years from the respective date of grants.
A summary of activity under our RSUs (other) issued for the six months ended December 31, 2023 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2023	5,310,595	$36.43	1.97	$220,655
Granted	1,377,226	39.18
Vested	(312,331)	36.66
Forfeited or expired	(186,875)	37.06
Outstanding at December 31, 2023	6,188,615	$37.06	2.07	$260,046
Deferred Share Units (DSUs)
The DSUs are granted to certain non-employee directors. DSUs are issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.

A summary of activity under our DSUs issued for the six months ended December 31, 2023 is as follows:

	Units	Weighted-Average Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2023 (1)	994,568	$29.98	0.36	$41,324
Granted	69,789	39.69
Outstanding at December 31, 2023 (2)	1,064,357	$30.62	0.91	$44,724
______________________
(1)    Includes 90,906 unvested DSUs.
(2)    Includes 47,871 unvested DSUs.
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%. During the three and six months ended December 31, 2023, 186,974 and 473,746 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and six months ended December 31, 2022—227,885 and 582,350 Common Shares, respectively). During the three and six months ended December 31, 2023, cash in the amount of $6.7 million and $15.3 million, respectively, was received from employees relating to the ESPP (three and six months ended December 31, 2022—$5.8 million and $13.8 million, respectively).
NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2024 - June 30, 2024	July 1, 2024 - June 30, 2026	July 1, 2026 - June 30, 2028	July 1, 2028 and beyond
Long-term debt obligations (1)	$11,584,399	$303,321	$2,042,458	$2,896,912	$6,341,708
Purchase obligations for contracts not accounted for as lease obligations (2)	427,043	106,237	301,550	19,256	—
	$12,011,442	$409,558	$2,344,008	$2,916,168	$6,341,708
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of December 31, 2023, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $79 million. As of December 31, 2023, we have provisionally paid approximately $33 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on the Condensed Consolidated Balance Sheets as of December 31, 2023.
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
The CRA has audited Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2019 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2019 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017 and on March 15, 2023, we filed our notice of objection regarding the reassessment in respect of Fiscal 2018. On December 11, 2023 we filed a notice of objection regarding Fiscal 2019. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2019 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2024 while the matter is in dispute.

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
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite Inc. (Carbonite), a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS) (the Luna Complaint). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the Securities Actions). On November 21, 2019, the district court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. On October 22, 2020, the district court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit. On December 21, 2021, the United States Court of Appeals for the First Circuit issued a decision reversing and remanding the Securities Actions to the district court for further proceedings. On July 14, 2023, the district court certified the lead plaintiff’s proposed class, following which the defendants filed a motion for class decertification. On January 31, 2024 the parties filed a motion for preliminary approval of a settlement to fully resolve the litigation. The proposed settlement is subject to the court’s approvals and, if approved, will be substantially paid from insurance coverage, with any remaining amount not covered by insurance expected to be immaterial to the Company. All defendants have denied, and continue to deny, the merit of the claims alleged in the case and the settlement does not reflect any admission of fault, wrongdoing, or liability as to any defendant.
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
NOTE 15—INCOME TAXES
The Company’s effective tax rate for the three months ended December 31, 2023, increased to a provision of 17.6%, compared to a provision of 16.4% for the three months ended December 31, 2022. The Company’s effective tax rate for the six months ended December 31, 2023, decreased to a provision of 13.4%, compared to a provision of 37.3% for the six months ended December 31, 2022.
The Company’s effective tax rate for the three months ended December 31, 2023, differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to foreign tax credits, research and development credits, partially offset by US Base Erosion and Anti-Abuse Tax (BEAT).
The Company’s effective tax rate for the three months ended December 31, 2022 differs from the Canadian statutory rate primarily due to tax benefits related to benefits of internal reorganizations partially offset by permanent items and uncertain tax positions.
The Company’s effective tax rate for the six months ended December 31, 2023, differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to foreign tax credits and research and development credits, partially offset by US BEAT.
The Company’s effective tax rate for the six months ended December 31, 2022, differs from the Canadian statutory rate primarily due to permanent items and uncertain tax positions, partially offset by research and development credits.
As of December 31, 2023, the gross amount of unrecognized tax benefits accrued was $182.7 million (June 30, 2023 — $178.7 million), which is inclusive of interest and penalties accrued of $19.3 million (June 30, 2023 — $13.5 million). We believe that it is reasonably possible that the gross unrecognized tax benefit could decrease by $31.3 million in the next 12 months, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
We are subject to income tax audits in all major taxing jurisdictions in which we operate. Our four most significant jurisdictions are Canada, the United States, United Kingdom and Germany. Our tax filings remain subject to income tax audits by applicable tax authorities for a certain length of time following the tax year to which those tax filings relate. We currently have income tax audits open in Canada, the United States, United Kingdom, Germany and other immaterial jurisdictions. The earliest fiscal years open for examination for our major jurisdictions are 2012 for Canada, 2020 for the United States, 2015 for the United Kingdom and 2016 for Germany. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the Canada audits are included in Note 14 “Guarantees and Contingencies.”
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
As of December 31, 2023, we have recognized a deferred income tax liability of $29.5 million (June 30, 2023—$28.3 million) on taxable temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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
In February 2021, Micro Focus received and settled GBP denominated State Aid charging notices issued by HM Revenue and Customs, following the requirement for the UK government to start collection proceedings. As a result, Micro Focus recorded a long-term income tax receivable of $44.6 million. This reflects the payment that was made following the final decision published by the European Commission on its State Aid investigation into the UK’s ‘Financing Company Partial Exemption’ legislation. Based on management’s assessment of the value of the underlying tax benefit under dispute, and as supported by external professional advice, Micro Focus believed they had no liability in respect of these matters and therefore no tax charge was recorded.
On June 8, 2022, the General Court of the CJEU found in favor of the European Commission’s decision that the UK’s ‘Financing Company Partial Exemption’ legislation is in breach of EU State Aid rules. The UK government and UK-based international companies, supported by Micro Focus, lodged an appeal against the judgement with the CJEU. Micro Focus previously received and settled State Aid charging notices from HM Revenue and Customs (including historic interest) and given that an appeal would be expected to take more than a year, a long-term income tax recoverable continues to be recognized as part of non-current tangible assets as of December 31, 2023, in the preliminary purchase price allocation relating to the Micro Focus Acquisition, as described in Note 19 “Acquisitions and Divestitures.”
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

The following table summarizes the fair value of our financial instruments as of December 31, 2023 and June 30, 2023:

		Fair Value
	Fair Value Hierarchy	December 31, 2023	June 30, 2023
Assets:
Available-for-sale financial assets (Note 9)	Level 2	$15,889	$15,231
Available-for-sale financial assets (Note 9)	Level 3	$24,988	$24,627
Derivative asset (Note 17)	Level 2	$3,647	$3,547

Liabilities:
Derivative liability (Note 17)	Level 2	$(207,427)	$(161,191)
Senior Notes (Note 11) (1)	Level 2	$(4,034,140)	$(3,827,888)
______________________
(1)    Senior Notes are presented within the Condensed Consolidated Balance Sheets at amortized cost. See Note 11 “Long-Term Debt” for further details.
Changes in Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in the fair value of our Level 3 available-for-sale financial assets between June 30, 2023 and December 31, 2023.

Available-for-sale financial assets
Balance as of June 30, 2023	$24,627
Gain (loss) recognized in income	361
Balance as of December 31, 2023	$24,988
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended December 31, 2023 and 2022, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended December 31, 2023 and 2022, respectively, no indications of impairments were identified and therefore no fair value measurements were required.
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
We have designated these transactions as cash flow hedges of forecasted transactions under Topic 815. As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within “Other Comprehensive Income (Loss) - net.” As of December 31, 2023, the fair value of the contracts is recorded within “Prepaid expenses and other current assets” and represents the net gain before tax effect that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings with the next twelve months.
As of December 31, 2023, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $96.3 million (June 30, 2023—$96.3 million).

Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The fair values of outstanding derivative instruments are as follows:

		As of December 31, 2023		As of June 30, 2023
Instrument	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedges:
Cash flow hedge	Prepaid expenses and other current assets	$1,554	$—	$1,530	$—
Net investment hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	636	(113,870)	596	(87,855)
Total derivatives designated as hedges:		$2,190	$(113,870)	$2,126	$(87,855)

Derivatives not designated as hedges:
Cross currency swap contracts	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	1,457	(93,557)	1,421	(73,336)
Total derivatives not designated as hedges:		$1,457	$(93,557)	$1,421	$(73,336)
Total derivatives		$3,647	$(207,427)	$3,547	$(161,191)
The effects of gains (losses) from derivative instruments on our Condensed Consolidated Statements of Income is as follows:

		Three Months Ended December 31,		Six Months Ended December 31,
Instrument	Income Statement Location	2023	2022	2023	2022
Derivatives designated as hedges:
Cash flow hedge	Operating expenses	$(446)	$(1,498)	$(458)	$(2,298)
Net investment hedge	Interest and other related expense, net	893	—	1,815	—

Derivatives not designated as hedges:
Deal-contingent forward contract	Other income (expense), net	—	125,616	—	285
Non-contingent forward contract	Other income (expense), net	—	32,766	—	6,563
Cross currency swap contracts	Other income (expense), net	(38,117)	13,225	(20,222)	(16,702)
Cross currency swap contracts	Interest and other related expense, net	830	—	1,686	—
Total		$(36,840)	$170,109	$(17,179)	$(12,152)
The effects of the cash flow and net investment hedges on our Condensed Consolidated Statements of Comprehensive Income:

		Three Months Ended December 31,		Six Months Ended December 31,
	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income Location	2023	2022	2023	2022
Gain (loss) recognized in OCI (loss) on cash flow hedge (effective portion)	Unrealized gain (loss) on cash flow hedge	$2,071	$1,306	$(434)	$(3,240)
Gain (loss) recognized in OCI (loss) on net investment hedge (effective portion)	Net foreign currency translation adjustment	$(43,122)	$—	$(26,015)	$—
Gain (loss) reclassified from AOCI into income (effective portion) - cash flow hedge	Operating expenses	$(446)	$(1,498)	$(458)	$(2,298)
Gain (loss) reclassified from AOCI into income (excluded from effectiveness testing) - net investment hedge	Interest and other related expense, net	$561	$—	$1,122	$—

NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Micro Focus Acquisition Restructuring Plan	$44,760	$—	$51,624	$—
Fiscal 2022 Restructuring Plan	(99)	1,991	74	8,101
Other historical restructuring plans	(167)	(622)	(457)	(1,090)
Divestiture-related costs	5,385	—	6,982	—
Acquisition-related costs	50	6,003	1,120	10,588
Other charges (recoveries)	4,237	2,934	8,617	6,988
Total	$54,166	$10,306	$67,960	$24,587
Micro Focus Acquisition Restructuring Plan
During the third quarter of Fiscal 2023, as part of the Micro Focus Acquisition, we made a strategic decision to implement restructuring activities to reduce our overall workforce and further reduce our real estate footprint around the world (Micro Focus Acquisition Restructuring Plan). The Micro Focus Acquisition Restructuring Plan charges relate to facility costs and workforce reductions. Facility costs will include the accelerated amortization associated with the abandonment of right of use assets, the write-off of property and equipment and other related variable lease and exit costs. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
During the three and six months ended December 31, 2023, we recognized costs of $12.3 million and $17.7 million, respectively, related to abandoned office spaces that have been early terminated or assigned to a third party, of which $6.1 million and $10.2 million, respectively, were related to the write-off of right of use assets, and $1.0 million and $1.5 million, respectively, in charges associated with the write-off of property and equipment as part of the Micro Focus Acquisition Restructuring Plan.
As of December 31, 2023, we expect total costs to be incurred in connection with the Micro Focus Acquisition Restructuring Plan to be approximately $160.0 million to $175.0 million, of which $123.9 million has been recorded within “Special charges (recoveries)” to date.
A reconciliation of the beginning and ending restructuring liability, which is included within “Accounts payable and accrued liabilities” in our Condensed Consolidated Balance Sheets, for the six months ended December 31, 2023 is shown below.

Micro Focus Acquisition Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2023	$25,816	$7,276	$33,092
Accruals and adjustments	33,905	7,527	41,432
Cash payments	(35,396)	(2,055)	(37,451)
Foreign exchange and other non-cash adjustments	529	(1,703)	(1,174)
Balance payable as of December 31, 2023	$24,854	$11,045	$35,899

Fiscal 2022 Restructuring Plan
During the third quarter of Fiscal 2022, as part of our return to office planning, we made a strategic decision to implement restructuring activities to streamline our operations and further reduce our real estate footprint around the world (Fiscal 2022 Restructuring Plan). The Fiscal 2022 Restructuring Plan charges relate to facility costs and workforce reductions. Facility costs include the accelerated amortization associated with the abandonment of right of use assets, the write-off of property and equipment and other related variable lease and exit costs. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
During the three and six months ended December 31, 2023, we recognized costs of $0.1 million and $0.2 million, respectively, related to abandoned office space that have been early terminated or assigned to a third party, of which nil related to the write-off of right of use assets.
Since the inception of the Fiscal 2022 Restructuring Plan, $32.6 million has been recorded within “Special charges (recoveries)” to date. We do not expect to incur any further significant charges relating to the Fiscal 2022 Restructuring Plan.
A reconciliation of the beginning and ending restructuring liability, which is included within “Accounts payable and accrued liabilities” in our Condensed Consolidated Balance Sheets, for the six months ended December 31, 2023 is shown below.

Fiscal 2022 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2023	$497	$3,308	$3,805
Accruals and adjustments	(159)	185	26
Cash payments	(156)	(548)	(704)
Foreign exchange and other non-cash adjustments	(6)	(112)	(118)
Balance payable as of December 31, 2023	$176	$2,833	$3,009
Divestiture-related costs
Divestiture-related costs recorded within “Special charges (recoveries)” include the direct costs related to the proposed divestiture of our AMC business. For the three and six months ended December 31, 2023, divestiture-related costs were $5.4 million and $7.0 million, respectively (three and six months ended December 31, 2022—nil).
Acquisition-related costs
Acquisition-related costs, recorded within “Special charges (recoveries)” include direct costs of potential and completed acquisitions. Acquisition-related costs for the three and six months ended December 31, 2023 were $0.1 million and $1.1 million, respectively (three and six months ended December 31, 2022—$6.0 million and $10.6 million, respectively).
Other charges (recoveries)
For the three months ended December 31, 2023, “Other charges (recoveries)” includes $2.5 million of compensation related charges and $1.3 million of other miscellaneous charges, both associated with the Micro Focus Acquisition, and $0.5 million related to pre-acquisition equity incentives of Zix Corporation (Zix), which upon acquisition were replaced by equivalent value cash settlements (see Note 19 “Acquisitions and Divestitures”).
For the six months ended December 31, 2023, “Other charges (recoveries)” includes $5.4 million of compensation related charges and $2.4 million of other miscellaneous charges, both associated with the Micro Focus Acquisition, and $0.9 million related to pre-acquisition equity incentives of Zix, which upon acquisition were replaced by equivalent value cash settlements.
For the three and six months ended December 31, 2022, “Other charges” includes $3.6 million and $7.2 million, respectively, related to Zix pre-acquisition equity incentives, which upon acquisition were replaced by equivalent value cash settlements, and $(0.7) million and $(0.2) million, respectively, related to other miscellaneous charges (recoveries).

NOTE 19—ACQUISITIONS AND DIVESTITURES
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
Preliminary Purchase Price Allocation
As of December 31, 2023, the recognized amounts of identifiable assets acquired and liabilities assumed, based on their fair values as of January 31, 2023, are set forth below:

Cash and cash equivalents	$541,584
Accounts receivable, net of allowances for credit losses (1)	408,921
Other current assets (3)	299,042
Non-current tangible assets	448,506
Goodwill (2) (3)	3,393,825
Intangible customer assets	2,162,400
Intangible technology assets	1,392,300
Accounts payable and accrued liabilities	(505,234)
Deferred revenues	(1,107,627)
Other liabilities (3)	(787,280)
Net assets acquired	$6,246,437
______________________
(1)The gross amount receivable was $418.2 million of which $9.3 million of this receivable was expected to be uncollectible.
(2)The goodwill of $3.4 billion is primarily attributable to the synergies expected to arise after the acquisition. There is $67.3 million of goodwill that is deductible for tax purposes.
(3)Current period purchase price allocation adjustments of $23.8 million for the six months ended December 31, 2023, were primarily driven by changes in other current assets and other liabilities related to adjustments of pre-acquisition other current assets and deferred tax liabilities.

A settlement related to Micro Focus’ securities litigation that was agreed to prior to the Micro Focus Acquisition has been accrued as part of the liabilities assumed. This settlement, which received final court approval and is now resolved, was fully paid from insurance coverage, and therefore a receivable was recognized as part of the assets acquired. During the third quarter of Fiscal 2023, payment was made into escrow by insurers, and therefore both the associated receivable and liability are no longer included on the Condensed Consolidated Balance Sheets as of June 30, 2023.
The finalization of the above purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including intangible assets and taxation-related balances as well as for potential unrecorded liabilities. We expect to finalize this determination as of January 31, 2024.
The unaudited pro forma revenues and net income (loss) of the combined entity for the three and six months ended December 31, 2022, had the Micro Focus Acquisition been consummated on July 1, 2021, are set forth below:

	Three Months Ended December 31,	Six Months Ended December 31,
Supplemental Unaudited Pro Forma Information	2022	2022
Revenues	$1,522,771	$2,985,383
Net income (loss) (1)	(373,733)	(452,537)
Net income (loss) attributable to OpenText (1)	(373,770)	(452,618)
______________________
(1)Included in the pro forma net loss for the three and six months ended December 31, 2022, is a $448.2 million goodwill impairment by Micro Focus in its pre-acquisition historical results as a result of the Company’s offer to acquire Micro Focus at a price of 532 pence per share.
The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Micro Focus Acquisition had taken place at the beginning of the periods presented or the results that may be realized in the future.
Fiscal 2024 Divestiture
Proposed Divestiture of AMC Business
On November 28, 2023, the Company entered into an agreement to sell its AMC business to Rocket Software, for $2.275 billion in cash before taxes, fees and other adjustments. The transaction remains subject to certain regulatory approvals and other customary closing conditions and is expected to close in the fourth quarter of Fiscal 2024.
The Company determined that the assets and liabilities of the AMC business met the criteria for held for sale classification and the respective assets and liabilities have been reclassified to assets held for sale and liabilities held for sale reported in our Condensed Consolidated Balance Sheets as of December 31, 2023. The Company has determined that the AMC business does not constitute a component, as its operations and cash flows can not be clearly distinguished from the rest of the Company’s operations and cash flows due to significant shared costs, therefore, the transaction does not meet the discontinued operations criteria, and the results of operations from the AMC business are presented within income from operations in our Condensed Consolidated Statements of Income. The Company expects that the sale proceeds less costs to sell will exceed the preliminary estimate of the carrying value of the net assets for the AMC business. The carrying value is subject to change based on developments leading up to the closing date.

The following are classified as held for sale in the Condensed Consolidated Balance Sheets, which are related to the proposed divestiture of our AMC business. The following balances incorporate the use of management estimates and are subject to change based on developments leading up to the closing date of the transaction. Refer to Note 1 “Basis of Presentation”.

As of December 31, 2023
Assets held for sale
Accounts receivable trade, net of allowance for credit losses	$66,192
Contract assets	4,907
Prepaid expenses and other current assets	1,289
Property and equipment	960
Operating lease right of use assets	685
Long-term contract assets	2,664
Goodwill	1,037,979
Acquired intangible assets	930,712
Other assets	1,375
Total assets held for sale	$2,046,763

Liabilities held for sale
Accounts payable and accrued liabilities	$24,849
Operating lease liabilities	259
Deferred revenues	172,842
Long-term Accrued liabilities	50
Pension liability, net	1,322
Long-term operating lease liabilities	398
Long-term deferred revenues	23,094
Total liabilities held for sale	$222,814
NOTE 20—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31, 2023
	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2023	$(58,697)	$(708)	$(823)	$(9,797)	$(70,025)
Other comprehensive income (loss) before reclassifications, net of tax	(15,796)	1,522	450	(91)	(13,915)
Amounts reclassified into net income, net of tax	—	328	—	113	441
Total other comprehensive income (loss) net, for the period	(15,796)	1,850	450	22	(13,474)
Balance as of December 31, 2023	$(74,493)	$1,142	$(373)	$(9,775)	$(83,499)

	Six Months Ended December 31, 2023
	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Investments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2023	$(44,114)	$1,124	$(602)	$(9,967)	$(53,559)
Other comprehensive income (loss) before reclassifications, net of tax	(30,379)	(319)	229	(110)	(30,579)
Amounts reclassified into net income, net of tax	—	337	—	302	639
Total other comprehensive income (loss) net, for the period	(30,379)	18	229	192	(29,940)
Balance as of December 31, 2023	$(74,493)	$1,142	$(373)	$(9,775)	$(83,499)
______________________
(1)The amount of foreign currency translation recognized in other comprehensive income during the three and six months ended December 31, 2023 included net gains (losses) relating to our net investment hedges of $(43.1) million and $(26.0) million, respectively, as further discussed in Note 17 “Derivative Instruments and Hedging Activities.”

	Three Months Ended December 31, 2022
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2022	$(39,682)	$(3,408)	$514	$(42,576)
Other comprehensive income (loss) before reclassifications, net of tax	39,419	959	32	40,410
Amounts reclassified into net income, net of tax	—	1,101	37	1,138
Total other comprehensive income (loss) net, for the period	39,419	2,060	69	41,548
Balance as of December 31, 2022	$(263)	$(1,348)	$583	$(1,028)

	Six Months Ended December 31, 2022
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2022	$(3,316)	$(656)	$(3,687)	$(7,659)
Other comprehensive income (loss) before reclassifications, net of tax	3,053	(2,381)	4,196	4,868
Amounts reclassified into net income, net of tax	—	1,689	74	1,763
Total other comprehensive income (loss) net, for the period	3,053	(692)	4,270	6,631
Balance as of December 31, 2022	$(263)	$(1,348)	$583	$(1,028)
NOTE 21—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
	2023	2022
Cash paid during the period for interest	$286,471	$92,016
Cash received during the period for interest	$19,092	$21,525
Cash paid during the period for income taxes	$143,645	$91,444

NOTE 22—OTHER INCOME (EXPENSE), NET

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Foreign exchange gains (losses)	$(19,624)	$60	$(8,190)	$(1,301)
Unrealized gains (losses) on derivatives not designated as hedges (1)	(38,117)	171,607	(20,222)	(9,854)
OpenText share in net income (loss) of equity investees (2)	(8,482)	(289)	(18,178)	(6,823)
Loss on debt extinguishment (3)	—	(8,131)	—	(8,131)
Other miscellaneous income (expense)	(2,561)	102	(2,024)	227
Total other income (expense), net	$(68,784)	$163,349	$(48,614)	$(25,882)
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
NOTE 23—EARNINGS (LOSS) PER SHARE
Basic earnings per share is computed by dividing net income attributable to OpenText, by the weighted average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to OpenText, by the shares used in the calculation of basic earnings per share plus the dilutive effect of Common Share equivalents, such as stock options, using the treasury stock method. Common Share equivalents are excluded from the computation of diluted earnings per share if their effect is anti-dilutive.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Basic earnings per share
Net income attributable to OpenText	$37,675	$258,486	$118,576	$141,557
Basic earnings per share attributable to OpenText	$0.14	$0.96	$0.44	$0.52
Diluted earnings per share
Net income attributable to OpenText	$37,675	$258,486	$118,576	$141,557
Diluted earnings per share attributable to OpenText	$0.14	$0.96	$0.44	$0.52
Weighted-average number of shares outstanding (in ‘000’s)
Basic	271,568	270,189	271,373	269,997
Effect of dilutive securities	573	—	646	12
Diluted	272,141	270,189	272,019	270,009
Excluded as anti-dilutive (1)	8,353	11,462	8,151	10,331
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
During the six months ended December 31, 2023, Mr. Stephen Sadler, a member of the Board of Directors, earned $4 thousand (six months ended December 31, 2022—$7 thousand) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 25—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on January 31, 2024, a dividend of $0.25 per Common Share. The record date for this dividend is March 1, 2024 and the payment date is March 20, 2024. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Debt Repayment
Following the end of the quarter, on January 22, 2024 we repaid an additional $175 million on the Acquisition Term Loan using cash on hand. As of January 31, 2024, we had a balance of $3.3 billion outstanding on our Acquisition Term Loan.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal years beginning July 1, 2023 and ending June 30, 2024 (Fiscal 2024) and July 1, 2024 and ending June 30, 2025 (Fiscal 2025) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and operations, and business planning process; (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases, the timing thereof and the customers targeted; (viii) the Company’s financial condition, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) acquisitions and their expected impact, including our ability to realize the benefits expected from the acquisitions and to successfully integrate the assets we acquire or utilize such assets to their full capacity, including in connection with the acquisition of Micro Focus International Limited, formerly Micro Focus International plc, and its subsidiaries (Micro Focus) (see Note 19 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details); (xxiii) tax audits; (xxiv) the expected impact of our decision to cease all direct business in Russia and Belarus and with known Russian-owned companies;(xxv) expected costs of the restructuring plans; (xxvi) targets regarding greenhouse gas emissions, waste diversion, energy consumption and Equity, Diversity and Inclusion (ED&I) initiatives; (xvii) integration of Micro Focus, resulting synergies and timing thereof; (xxviii) divestitures and their expected impact, including in connection with the proposed divestiture of the AMC business (see Note 19 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details); and (xxix) other matters.
In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. The forward-looking statements contained in this report are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general political, economic and market conditions; (iv) our ability to manage inflation, including increased labour costs associated with attracting and retaining employees, and rising interest rates; (v) our continued ability to manage certain foreign currency risk through hedging; (vi) equity and debt markets continuing to provide us with access to capital; (vii) our continued ability to identify, source and finance attractive and executable business combination opportunities; (viii) our continued ability to avoid infringing third party intellectual property rights; (ix) our ability to successfully complete the proposed divestiture of the AMC business; and (x) our ability to successfully implement our restructuring plans. Management’s estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) our inability to realize successfully any anticipated synergy benefits from the acquisition of Micro Focus (Micro Focus Acquisition); (ii) the actual and potential impacts of the use of cash and incurrence of indebtedness, including the granting of security interests related to such debt; (iii) the change in scope and size of our operations as a result of the Micro Focus Acquisition and the proposed divestiture of the AMC business; (iv) the uncertainty around expectations related to Micro Focus’ business prospects; (v) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (vi) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses, including the acquisition of Micro Focus, (vii) the potential for the incurrence of or assumption of debt in connection with acquisitions, its impact on future operations and on the ratings or outlooks of rating agencies on our outstanding debt securities, and the possibility of not being able to generate sufficient cash to service all indebtedness; (viii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (ix) the risks associated with bringing new products and services to market; (x) fluctuations in currency exchange rates (including as a result of the impact of any policy changes resulting from trade and tariff disputes) and the impact of mark-to-market valuation relating to associated derivatives; (xi) delays in the purchasing decisions of the Company’s customers; (xii) competition the Company faces in its industry and/or marketplace; (xiii) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xiv) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xvi) the continuous commitment of the Company’s customers; (xvii) demand for the Company’s products and services; (xviii) increase in exposure to international business risks including the impact of geopolitical instability, political unrest, war and other global conflicts, and other geopolitical tensions, including the Russia-Ukraine and the Israel-Hamas wars, as we continue to increase our international operations; (xix) adverse macroeconomic conditions, including inflation, disruptions in global supply chains and increased labour costs; (xx) inability to raise capital at all or on not unfavorable terms in the future; (xxi) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); (xxii) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities; and (xxiii) risks related to the proposed divestiture of the AMC business and the impact of the divestiture on our remaining business. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company’s offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic due to remote working arrangements; (xiv) failure to achieve our environmental goals on energy consumption, waste diversion and greenhouse gas emissions or our targets relating to ED&I initiatives; (xv) failure to attract and retain key personnel to develop and effectively manage the Company’s business; and (xvi) the ability of the Company’s subsidiaries to make distributions to the Company.
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
All dollar and percentage comparisons made herein refer to the three and six months ended December 31, 2023 compared with the three and six months ended December 31, 2022, unless otherwise noted.
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
As of December 31, 2023, we employed a total of approximately 23,600 individuals. Of the total 23,600 individuals we employed as of December 31, 2023, 8,700 or 37% are in the Americas, 5,400 or 23% are in EMEA and 9,500 or 40% are in Asia Pacific. Currently, we have employees in 44 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. Please see “Results of Operations” below for our definitions of geographic regions.
Quarterly Summary:
During the second quarter of Fiscal 2024 (which includes the results of Micro Focus, which has a significant impact on period-over-period comparisons) we saw the following activity:
•Total revenue was $1,534.9 million, up 71.0% compared to the same period in the prior fiscal year; up 68.2% after factoring in the favorable impact of $25.6 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $1,145.9 million, up 58.0% compared to the same period in the prior fiscal year; up 55.6% after factoring in the favorable impact of $17.5 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $450.1 million, up 10.1% compared to the same period in the prior fiscal year; up 9.2% after factoring in the favorable impact of $4.0 million of foreign exchange rate changes.
•GAAP-based gross margin was 73.6% compared to 70.8% in the same period in the prior fiscal year.
•Non-GAAP-based gross margin was 78.6% compared to 76.0% in the same period in the prior fiscal year.
•GAAP-based net income attributable to OpenText was $37.7 million compared to $258.5 million in the same period in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $338.5 million compared to $240.2 million in the same period in the prior fiscal year.
•GAAP-based earnings per share (EPS), diluted, was $0.14 compared to $0.96 in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $1.24 compared to $0.89 the same period in the prior fiscal year.
•Adjusted EBITDA, a non-GAAP measure, was $566.3 million compared to $340.9 million in the same period in the prior fiscal year.

•Operating cash flow was $397.8 million for the six months ended December 31, 2023 compared to $327.1 million in the same period in the prior fiscal year, up 21.6%.
•Cash and cash equivalents were $1,003.1 million as of December 31, 2023, compared to $1,231.6 million as of June 30, 2023.
•We entered into a definitive agreement to divest the AMC business to Rocket Software for consideration of $2.275 billion in cash, before taxes, fees and other adjustments, and subject to certain regulatory approvals and other customary closing conditions.
•We repaid the outstanding balance on the Revolver of $100 million and repaid $75 million drawn under on the Acquisition Term Loan. Subsequent to the end of the second quarter, on January 22, 2024, we repaid an additional $175 million of the Acquisition Term Loan.
•Enterprise cloud bookings were $235.5 million, compared to $144.7 million in the same period in the prior fiscal year. We define Enterprise cloud bookings as the total value from cloud services and subscription contracts entered into in the period that is new, committed and incremental to our existing contracts, entered into with our enterprise-based customers.
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
Proposed Divestiture of AMC Business
On November 28, 2023, the Company entered into an agreement to sell its AMC business to Rocket Software, for $2.275 billion in cash before taxes, fees and other adjustments. The transaction remains subject to certain regulatory approvals and other customary closing conditions and is expected to close in the fourth quarter of Fiscal 2024.
The Company determined that the assets and liabilities of the AMC business met the criteria for held for sale classification and the respective assets and liabilities have been reclassified to assets held for sale and liabilities held for sale reported in our Condensed Consolidated Balance Sheets as of December 31, 2023. The Company has determined that the AMC business does not constitute a component, as its operations and cash flows can not be clearly distinguished from the rest of the Company’s operations and cash flows due to significant shared costs, therefore, the transaction does not meet the discontinued operations criteria, and the results of operations from the AMC business are presented within income from operations in our Condensed Consolidated Statements of Income. The Company expects that the sale proceeds less costs to sell will exceed the preliminary estimate of the carrying value of the net assets for the AMC business. The carrying value is subject to change based on developments leading up to the closing date. See Note 19 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details.
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
We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our existing customer base and new customers, which includes Global 10,000 companies (G10K), SMBs and consumers. The G10K are the world's largest companies, ranked by estimated total revenues, as well as the world's largest governments and global organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. On a fiscal year-to-date basis, we have invested $454.7 million or 15.4% of revenue in R&D expense, which is in line with our target spend for R&D expense this fiscal year.
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
The completion of the Micro Focus Acquisition during Fiscal 2023 has substantially expanded our scope and size by adding assets and operations to our existing business. We have incurred and will continue to incur additional integration costs. As part of the Micro Focus Acquisition, we made a strategic decision to implement a restructuring plan that impacted its global workforce and further reduced our real estate footprint around the world in an effort to further streamline our operations, consistent with previously announced cost synergies of $400 million (Micro Focus Acquisition Restructuring Plan). The total size of the plan is expected to result in a reduction in the combined workforce of approximately 8%, or 2,000 employees, with an estimated cost of $160 million to $175 million, of which we have incurred $123.9 million as of December 31, 2023. We expect the Micro Focus Acquisition Restructuring Plan to be completed by the end of Fiscal 2024. See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2023. The Micro Focus Acquisition has a significant impact on period-over-period comparability as more fully discussed below.
On November 28, 2023, the Company entered into an agreement to sell its AMC business to Rocket Software, for $2.275 billion in cash before taxes, fees and other adjustments. The transaction remains subject to certain regulatory approvals and other customary closing conditions and is expected to close in the fourth quarter of Fiscal 2024. We do not expect the divestiture to have a material impact to our Fiscal 2024 results. See Part II, Item 1A “Risk Factors” herein and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2023.
We will continue to closely monitor the potential impacts of inflation with respect to wages, services and goods, concerns regarding any potential recession, rising interest rates, financial market volatility, the Russia-Ukraine and Israel-Hamas conflicts and other geopolitical disputes on our business. See Part II, Item 1A “Risk Factors” herein and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2023.
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
The comparability of our operating results for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022 was impacted by the recent Micro Focus Acquisition. Our total revenues increased by $637.4 million across all of our product types for the three months ended December 31, 2023, relative to the three months ended December 31, 2022, primarily due to revenue contributions from the Micro Focus Acquisition and a favorable impact of $25.6 million of foreign exchange rate changes. Micro Focus contributed $601.4 million to our total revenues for the three months ended December 31, 2023, of which $369.5 million related to customer support revenues and $153.3 million related to license revenues.
Total cost of revenues increased by $144.1 million for the three months ended December 31, 2023, relative to the three months ended December 31, 2022, primarily from additional cost of revenues as a result of the Micro Focus Acquisition. Micro Focus incurred $155.4 million of cost of revenues during the three months ended December 31, 2023.
Total operating expenses increased by $424.2 million for the three months ended December 31, 2023, relative to the three months ended December 31, 2022, primarily from additional operating expenses as a result of the Micro Focus Acquisition. Micro Focus incurred $357.6 million of operating expenses during the three months ended December 31, 2023, of which $254.1 million was related to research and development, sales and marketing, and general and administrative expenses.
The comparability of our operating results for the six months ended December 31, 2023 as compared to the six months ended December 31, 2022 was impacted by the recent Micro Focus Acquisition. Our total revenues increased by $1,210.8 million across all of our product types for the six months ended December 31, 2023 relative to the six months ended December 31, 2022, primarily due to revenue contributions from the Micro Focus Acquisition, and the favorable impact of $41.5 million of foreign exchange rate changes. Micro Focus contributed $1,164.3 million to our total revenues for the six months ended December 31, 2023, of which $739.4 million related to customer support revenues and $268.8 million related to license revenues.
Total cost of revenues increased by $292.7 million for the six months ended December 31, 2023 relative to the six months ended December 31, 2022, primarily from additional cost of revenues as a result of the Micro Focus Acquisition. Micro Focus incurred $313.5 million of cost of revenues for the six months ended December 31, 2023.
Total operating expenses increased by $782.4 million for the six months ended December 31, 2023, relative to the six months ended December 31, 2022, primarily from additional operating expenses as a result of the Micro Focus Acquisition. Micro Focus incurred $708.5 million of operating expenses for the six months ended December 31, 2023, of which $522.1 million was related to research and development, sales and marketing, and general and administrative expenses.

Summary of Results of Operations

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Total Revenues by Product Type:
Cloud services and subscriptions	$450,091	$41,417	$408,674	$901,105	$87,780	$813,325
Customer support	695,762	379,254	316,508	1,393,475	759,616	633,859
License	289,238	181,278	107,960	462,264	291,756	170,508
Professional service and other	99,777	35,479	64,298	203,453	71,669	131,784
Total revenues	1,534,868	637,428	897,440	2,960,297	1,210,821	1,749,476
Total Cost of Revenues	405,748	144,055	261,693	812,759	292,718	520,041
Total GAAP-based Gross Profit	1,129,120	493,373	635,747	2,147,538	918,103	1,229,435
Total GAAP-based Gross Margin %	73.6%		70.8%	72.5%		70.3%
Total GAAP-based Operating Expenses	875,253	424,169	451,084	1,680,779	782,360	898,419
Total GAAP-based Income from Operations	$253,867	$69,204	$184,663	$466,759	$135,743	$331,016

% Revenues by Product Type:
Cloud services and subscriptions	29.3%		45.5%	30.4%		46.5%
Customer support	45.3%		35.3%	47.1%		36.2%
License	18.8%		12.0%	15.6%		9.7%
Professional service and other	6.6%		7.2%	6.9%		7.6%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$180,148	$45,834	$134,314	$351,560	$85,447	$266,113
Customer support	73,374	44,785	28,589	148,388	92,445	55,943
License	5,983	2,120	3,863	9,822	3,201	6,621
Professional service and other	75,459	21,395	54,064	155,381	47,517	107,864
Amortization of acquired technology-based intangible assets	70,784	29,921	40,863	147,608	64,108	83,500
Total cost of revenues	$405,748	$144,055	$261,693	$812,759	$292,718	$520,041

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	60.0%		67.1%	61.0%		67.3%
Customer support	89.5%		91.0%	89.4%		91.2%
License	97.9%		96.4%	97.9%		96.1%
Professional service and other	24.4%		15.9%	23.6%		18.2%

Total Revenues by Geography: (1)
Americas (2)	$884,287	$300,685	$583,602	$1,729,514	$588,124	$1,141,390
EMEA (3)	504,885	269,580	235,305	950,325	486,667	463,658
Asia Pacific (4)	145,696	67,163	78,533	280,458	136,030	144,428
Total revenues	$1,534,868	$637,428	$897,440	$2,960,297	$1,210,821	$1,749,476
% Revenues by Geography:
Americas (2)	57.6%		65.0%	58.4%		65.2%
EMEA (3)	32.9%		26.2%	32.1%		26.5%
Asia Pacific (4)	9.5%		8.8%	9.5%		8.3%

Other Metrics:
GAAP-based gross margin	73.6%		70.8%	72.5%		70.3%
Non-GAAP-based gross margin (5)	78.6%		76.0%	78.0%		75.6%
Net income (loss), attributable to OpenText	$37,675		$258,486	$118,576		$141,557
GAAP-based EPS (loss), diluted	$0.14		$0.96	$0.44		$0.52
Non-GAAP-based EPS, diluted (5)	$1.24		$0.89	$2.25		$1.66
Adjusted EBITDA (5)	$566,270		$340,921	$1,061,113		$644,968
______________________
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
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced business-to-business integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as platform as a service (PaaS), SaaS, cloud subscriptions and managed services. For the quarter ended December 31, 2023, our cloud renewal rate, excluding the impact of Carbonite, Zix and Micro Focus, decreased to 93% from 94% over the quarter ended December 31, 2022.
Cost of Cloud services and subscriptions revenues is comprised primarily of third-party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs and some third-party royalty costs.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Cloud Services and Subscriptions:
Americas	$334,331	$17,725	$316,606	$669,376	$44,423	$624,953
EMEA	87,535	20,177	67,358	173,918	35,058	138,860
Asia Pacific	28,225	3,515	24,710	57,811	8,299	49,512
Total Cloud Services and Subscriptions Revenues	450,091	41,417	408,674	901,105	87,780	813,325
Cost of Cloud Services and Subscriptions Revenues	180,148	45,834	134,314	351,560	85,447	266,113
GAAP-based Cloud Services and Subscriptions Gross Profit	$269,943	$(4,417)	$274,360	$549,545	$2,333	$547,212
GAAP-based Cloud Services and Subscriptions Gross Margin %	60.0%		67.1%	61.0%		67.3%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	74.3%		77.5%	74.3%		76.8%
EMEA	19.4%		16.5%	19.3%		17.1%
Asia Pacific	6.3%		6.0%	6.4%		6.1%
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
Cloud services and subscriptions revenues increased by $41.4 million or 10.1% during the three months ended December 31, 2023 as compared to the same period in the prior fiscal year; up 9.2% after factoring in the favorable impact of $4.0 million of foreign exchange rate changes. The increase was primarily driven by incremental Cloud services and subscriptions revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in EMEA of $20.2 million, an increase in Americas of $17.7 million and an increase in Asia Pacific of $3.5 million.
There were 48 cloud services contracts greater than $1.0 million that closed during the second quarter of Fiscal 2024, compared to 23 contracts during the second quarter of Fiscal 2023.
Cost of Cloud services and subscriptions revenues increased by $45.8 million during the three months ended December 31, 2023 as compared to the same period in the prior fiscal year. This was due to an increase in third-party network usage fees of $32.3 million and an increase in labour-related costs of $13.3 million both partially driven by incremental Cloud services and subscriptions cost of revenues from the Micro Focus Acquisition. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased to 60% from 67%.
Six Months Ended December 31, 2023 Compared to Six Months Ended December 31, 2022
Cloud services and subscriptions revenues increased by $87.8 million or 10.8% during the six months ended December 31, 2023 as compared to the same period in the prior fiscal year; up 10.0% after factoring in the favorable impact of $6.4 million of foreign exchange rate changes. The increase was primarily driven by incremental Cloud services and subscriptions revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $44.4 million, an increase in EMEA of $35.1 million and an increase in Asia Pacific of $8.3 million.
There were 69 cloud services contracts greater than $1.0 million that closed during the first six months of Fiscal 2024, compared to 41 contracts during the first six months of Fiscal 2023.

Cost of Cloud services and subscriptions revenues increased by $85.4 million during the six months ended December 31, 2023 as compared to the same period in the prior fiscal year. This was due to an increase in third-party network usage fees of $44.9 million and an increase in labour-related costs of $40.4 million both partially driven by incremental Cloud services and subscriptions costs of revenue from the Micro Focus Acquisition. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased to 61% from 67%.
2)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the quarter ended December 31, 2023, our Customer support renewal rate remained stable at 95% compared to the quarter ended December 31, 2022, excluding the impact of Carbonite, Zix and Micro Focus.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Customer Support Revenues:
Americas	$375,755	$189,640	$186,115	$761,615	$392,028	$369,587
EMEA	251,866	147,122	104,744	499,241	286,608	212,633
Asia Pacific	68,141	42,492	25,649	132,619	80,980	51,639
Total Customer Support Revenues	695,762	379,254	316,508	1,393,475	759,616	633,859
Cost of Customer Support Revenues	73,374	44,785	28,589	148,388	92,445	55,943
GAAP-based Customer Support Gross Profit	$622,388	$334,469	$287,919	$1,245,087	$667,171	$577,916
GAAP-based Customer Support Gross Margin %	89.5%		91.0%	89.4%		91.2%

% Customer Support Revenues by Geography:
Americas	54.0%		58.8%	54.7%		58.3%
EMEA	36.2%		33.1%	35.8%		33.5%
Asia Pacific	9.8%		8.1%	9.5%		8.2%
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
Customer support revenues increased by $379.3 million or 119.8% during the three months ended December 31, 2023 as compared to the same period in the prior fiscal year; up 115.6% after factoring in the favorable impact of $13.5 million of foreign exchange rate changes. The increase was primarily driven by incremental Customer support revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $189.6 million, an increase in EMEA of $147.1 million and an increase in Asia Pacific of $42.5 million.
Cost of Customer support revenues increased by $44.8 million during the three months ended December 31, 2023 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $42.6 million driven by incremental Customer support cost of revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on Customer support revenues decreased to 89% from 91%.
Six Months Ended December 31, 2023 Compared to Six Months Ended December 31, 2022
Customer support revenues increased by $759.6 million or 119.8% during the six months ended December 31, 2023 as compared to the same period in the prior fiscal year; up 116.3% after factoring in the favorable impact of $22.7 million of foreign exchange rate changes. The increase was primarily driven by incremental Customer support revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $392.0 million, an increase in EMEA of $286.6 million and an increase in Asia Pacific of $81.0 million.
Cost of Customer support revenues increased by $92.4 million during the six months ended December 31, 2023 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $88.5 million driven by incremental Customer support cost of revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on Customer support revenues decreased to 89% from 91%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
License Revenues:
Americas	$134,804	$84,886	$49,918	$217,360	$135,846	$81,514
EMEA	117,389	79,298	38,091	180,030	117,845	62,185
Asia Pacific	37,045	17,094	19,951	64,874	38,065	26,809
Total License Revenues	289,238	181,278	107,960	462,264	291,756	170,508
Cost of License Revenues	5,983	2,120	3,863	9,822	3,201	6,621
GAAP-based License Gross Profit	$283,255	$179,158	$104,097	$452,442	$288,555	$163,887
GAAP-based License Gross Margin %	97.9%		96.4%	97.9%		96.1%

% License Revenues by Geography:
Americas	46.6%		46.2%	47.0%		47.8%
EMEA	40.6%		35.3%	38.9%		36.5%
Asia Pacific	12.8%		18.5%	14.1%		15.7%
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
License revenues increased by $181.3 million or 167.9% during the three months ended December 31, 2023 as compared to the same period in the prior fiscal year; up 162.7% after factoring in the favorable impact of $5.7 million of foreign exchange rate changes. The increase was primarily driven by incremental License revenues from the Micro Focus Acquisition over the comparative period and license revenue relating to the grant of certain IP rights. Geographically, the overall change was attributable to an increase in Americas of $84.9 million, an increase in EMEA of $79.3 million and an increase in Asia Pacific of $17.1 million.
During the second quarter of Fiscal 2024, we closed 83 license contracts greater than $0.5 million, of which 35 contracts were greater than $1.0 million, contributing $147.7 million of License revenues. This was compared to 38 license contracts greater than $0.5 million during the second quarter of Fiscal 2023, of which 15 contracts were greater than $1.0 million, contributing $43.0 million of License revenues.
Cost of License revenues increased by $2.1 million during the three months ended December 31, 2023 as compared to the same period in the prior fiscal year as a result of higher third-party technology costs primarily driven by incremental cost of License revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on License revenues increased to 98% from 96%.
Six Months Ended December 31, 2023 Compared to Six Months Ended December 31, 2022
License revenues increased by $291.8 million or 171.1% during the six months ended December 31, 2023 as compared to the same period in the prior fiscal year; up 166.4% after factoring in the favorable impact of $8.0 million of foreign exchange rate changes. The increase was primarily driven by incremental License revenues from the Micro Focus Acquisition over the comparative period and license revenue relating to the grant of certain IP rights. Geographically, the overall change was attributable to an increase in Americas of $135.8 million, an increase in EMEA of $117.8 million and an increase in Asia Pacific of $38.1 million.
During the first six months of Fiscal 2024, we closed 134 license contracts greater than $0.5 million, of which 56 contracts were greater than $1.0 million, contributing $211.6 million of License revenues. This was compared to 60 license contracts greater than $0.5 million during the first six months of Fiscal 2023, of which 24 contracts were greater than $1.0 million, contributing $65.6 million of License revenues.
Cost of License revenues increased by $3.2 million during the six months ended December 31, 2023 as compared to the same period in the prior fiscal year as a result of lower third-party technology costs. Overall, the gross margin percentage on License revenues increased to 98% from 96%.

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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Professional Service and Other Revenues:
Americas	$39,397	$8,434	$30,963	$81,163	$15,827	$65,336
EMEA	48,095	22,983	25,112	97,136	47,156	49,980
Asia Pacific	12,285	4,062	8,223	25,154	8,686	16,468
Total Professional Service and Other Revenues	99,777	35,479	64,298	203,453	71,669	131,784
Cost of Professional Service and Other Revenues	75,459	21,395	54,064	155,381	47,517	107,864
GAAP-based Professional Service and Other Gross Profit	$24,318	$14,084	$10,234	$48,072	$24,152	$23,920
GAAP-based Professional Service and Other Gross Margin %	24.4%		15.9%	23.6%		18.2%

% Professional Service and Other Revenues by Geography:
Americas	39.5%		48.2%	39.9%		49.6%
EMEA	48.2%		39.1%	47.7%		37.9%
Asia Pacific	12.3%		12.7%	12.4%		12.5%
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
Professional service and other revenues increased by $35.5 million or 55.2% during the three months ended December 31, 2023 as compared to the same period in the prior fiscal year; up 51.3% after factoring in the favorable impact of $2.5 million of foreign exchange rate changes. The increase was primarily driven by incremental Professional service and other revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in EMEA of $23.0 million, an increase in Americas of $8.4 million and an increase in Asia Pacific of $4.1 million.
Cost of Professional service and other revenues increased by $21.4 million during the three months ended December 31, 2023 as compared to the same period in the prior fiscal year. This was due to an increase in labour-related costs of $22.1 million, primarily driven by incremental Professional service and other cost of revenues from the Micro Focus Acquisition over the comparative period, offset by a decrease in other miscellaneous costs of $0.7 million. Overall, the gross margin percentage on Professional service and other revenues increased to 24% from 16% in the same period in the prior fiscal year.
Six Months Ended December 31, 2023 Compared to Six Months Ended December 31, 2022
Professional service and other revenues increased by $71.7 million or 54.4% during the six months ended December 31, 2023 as compared to the same period in the prior fiscal year; up 51.1% after factoring in the favorable impact of $4.4 million of foreign exchange rate changes. The increase was primarily driven by incremental Professional service and other revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $15.8 million, an increase in Asia Pacific of $8.7 million and an increase in EMEA of $47.2 million.
Cost of Professional service and other revenues increased by $47.5 million during the six months ended December 31, 2023 as compared to the same period in the prior fiscal year. This was due to an increase in labour-related costs of $49.1 million primarily driven by incremental Professional service and other cost of revenues from the Micro Focus Acquisition over the comparative period, offset by a decrease in other miscellaneous costs of $1.6 million. Overall, the gross margin percentage on Professional service and other revenues increased to 24% from 18% in the same period in the prior fiscal year.

Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Amortization of acquired technology-based intangible assets	$70,784	$29,921	$40,863	$147,608	$64,108	$83,500
Amortization of acquired technology-based intangible assets increased during the three months ended December 31, 2023 by $29.9 million as compared to the same period in the prior fiscal year. This was primarily due to amortization of newly acquired technology-based intangible assets from the Micro Focus Acquisition, partially offset by intangible assets from previous acquisitions becoming fully amortized.
Amortization of acquired technology-based intangible assets increased during the six months ended December 31, 2023 by $64.1 million as compared to the same period in the prior fiscal year. This was primarily due to amortization of newly acquired customer-based intangible assets from the Micro Focus Acquisition, partially offset by intangible assets from previous acquisitions becoming fully amortized.
Operating Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Research and development	$220,220	$110,520	$109,700	$454,657	$234,759	$219,898
Sales and marketing	280,263	103,092	177,171	552,064	207,723	344,341
General and administrative	173,264	95,661	77,603	304,475	148,798	155,677
Depreciation	33,415	10,557	22,858	67,506	21,474	46,032
Amortization of acquired customer-based intangible assets	113,925	60,479	53,446	234,117	126,233	107,884
Special charges (recoveries)	54,166	43,860	10,306	67,960	43,373	24,587
Total operating expenses	$875,253	$424,169	$451,084	$1,680,779	$782,360	$898,419

% of Total Revenues:
Research and development	14.3%		12.2%	15.4%		12.6%
Sales and marketing	18.3%		19.7%	18.6%		19.7%
General and administrative	11.3%		8.6%	10.3%		8.9%
Depreciation	2.2%		2.5%	2.3%		2.6%
Amortization of acquired customer-based intangible assets	7.4%		6.0%	7.9%		6.2%
Special charges (recoveries)	3.5%		1.1%	2.3%		1.4%
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

	Change between Three Months Ended December 31, 2023 and 2022	Change between Six Months Ended December 31, 2023 and 2022
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$74,057	$159,478
Contract labour and consulting	5,096	10,848
Share-based compensation	4,941	9,822
Travel and communication	1,487	1,708
Facilities	22,210	47,439
Other miscellaneous	2,729	5,464
Total change in research and development expenses	$110,520	$234,759
Research and development expenses increased by $110.5 million during the three months ended December 31, 2023 as compared to the same period in the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $74.1 million, facility-

related expenses increased by $22.2 million, contract labour and consulting increased by $5.1 million, and share-based compensation expense increased by $4.9 million. Overall, our research and development expenses, as a percentage of total revenues, increased to 14% compared to the same period in the prior fiscal year at 12%.
Research and development expenses increased by $234.8 million during the six months ended December 31, 2023 as compared to the same period in the prior fiscal year, partially as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $159.5 million, facility-related expenses increased by $47.4 million, contract labour and consulting increased by $10.8 million, and share-based compensation expense increased by $9.8 million. Overall, our research and development expenses, as a percentage of total revenues, increased to 15% compared to the same period in the prior fiscal year at 13%.
Our research and development labour resources increased by 3,787 employees, from 4,275 employees at December 31, 2022 to 8,062 employees at December 31, 2023.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Three Months Ended December 31, 2023 and 2022	Change between Six Months Ended December 31, 2023 and 2022
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$71,837	$143,387
Commissions	9,997	16,113
Contract labour and consulting	4,211	8,609
Share-based compensation	3,790	8,738
Travel and communication	3,729	7,105
Marketing expenses	1,715	6,904
Facilities	6,998	16,608
Credit loss expense (recovery)	1,984	119
Other miscellaneous	(1,169)	140
Total change in sales and marketing expenses	$103,092	$207,723
Sales and marketing expenses increased by $103.1 million during the three months ended December 31, 2023 as compared to the same period in the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $71.8 million, commissions increased by $10.0 million, facility-related expenses increased by $7.0 million, contract labour and consulting expenses increased by $4.2 million, share-based compensation expense increased by $3.8 million, and travel and communication expenses increased by $3.7 million. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to 18% compared to 20% in the same period in the prior fiscal year.
Sales and marketing expenses increased by $207.7 million during the six months ended December 31, 2023 as compared to the same period in the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $143.4 million, facility-related expenses increased by $16.6 million, commissions increased by $16.1 million, share-based compensation expense increased by $8.7 million, contract labour and consulting expenses increased by $8.6 million, travel and communication expenses increased by $7.1 million and marketing expenses increased by $6.9 million. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to 19% from 20% in the same period in the prior fiscal year.
Our sales and marketing labour resources increased by 1,858 employees, from 2,653 employees at December 31, 2022 to 4,511 employees at December 31, 2023.

General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Three Months Ended December 31, 2023 and 2022	Change between Six Months Ended December 31, 2023 and 2022
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$31,152	$62,333
Contract labour and consulting	7,236	14,859
Share-based compensation	1,394	3,647
Travel and communication	2,484	6,855
Facilities	2,312	4,342
Other miscellaneous	51,083	56,762
Total change in general and administrative expenses	$95,661	$148,798
General and administrative expenses increased by $95.7 million during the three months ended December 31, 2023 as compared to the same period in the prior fiscal year, primarily as a result of the Micro Focus Acquisition and other miscellaneous costs. Other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, increased by $51.1 million primarily driven by costs related to IP, including the grant of certain IP rights and the resolution of certain historical IP related matters. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $31.2 million, contract labour and consulting expenses increased by $7.2 million, travel and communication expenses increased by $2.5 million and facility-related expenses increased by $2.3 million. Overall, general and administrative expenses, as a percentage of total revenues, increased to 11% from 9% in the same period in the prior fiscal year.
General and administrative expenses increased by $148.8 million during the six months ended December 31, 2023 as compared to the same period in the prior fiscal year, primarily as a result of the Micro Focus Acquisition and other miscellaneous costs. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $62.3 million, other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, increased by $56.8 million primarily driven by costs related to IP, including the grant of certain IP rights and the resolution of certain historical IP related matters, contract labour and consulting expenses increased by $14.9 million, travel and communications expenses increased by $6.9 million, facility-related expenses increased by $4.3 million and share-based compensation expenses increased by $3.6 million. Overall, general and administrative expenses, as a percentage of total revenues, increased to 10% from 9% in the same period in the prior fiscal year.
Our general and administrative labour resources increased by 1,562 employees, from 1,866 employees at December 31, 2022 to 3,428 employees at December 31, 2023, primarily as a result of the Micro Focus Acquisition.
Depreciation expenses:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Depreciation	$33,415	$10,557	$22,858	$67,506	$21,474	$46,032
Depreciation expenses increased during the three and six months ended December 31, 2023 by $10.6 million and $21.5 million, respectively, compared to the same periods in the prior fiscal year, primarily as a result of the Micro Focus Acquisition.
Depreciation expenses, as a percentage of total revenue decreased for the three and six months ended December 31, 2023 at 2% compared to 3% for the same periods in the prior fiscal year.
Amortization of acquired customer-based intangible assets:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Amortization of acquired customer-based intangible assets	$113,925	$60,479	$53,446	$234,117	$126,233	$107,884
Amortization of acquired customer-based intangible assets increased during the three months ended December 31, 2023 by $60.5 million as compared to the same period in the prior fiscal year. This was primarily related to amortization of newly acquired customer-based intangible assets from the Micro Focus Acquisition over the prior fiscal year.

Amortization of acquired customer-based intangible assets increased during the six months ended December 31, 2023 by $126.2 million as compared to the same period in the prior fiscal year. This was primarily related to amortization of newly acquired customer-based intangible assets from the Micro Focus Acquisition over the prior fiscal year.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Special charges (recoveries)	$54,166	$43,860	$10,306	$67,960	$43,373	$24,587
Special charges (recoveries) increased by $43.9 million during the three months ended December 31, 2023 as compared to the same period in the prior fiscal year. Restructuring costs related to the Micro Focus Acquisition increased by $44.8 million and divestiture costs related to the proposed divestiture of the AMC business increased by $5.4 million, offset by acquisition related costs which decreased by $6.0 million, as compared to the same period in the prior fiscal year.
Special charges (recoveries) increased by $43.4 million during the six months ended December 31, 2023 as compared to the same period in the prior fiscal year. Restructuring costs related to the Micro Focus Acquisition increased by $51.6 million, divestiture costs related to the proposed divestiture of the AMC business increased by $7.0 million and other miscellaneous charges increased by $1.6 million, offset by acquisition related costs which decreased by $9.5 million as compared to the same period in the prior fiscal year.
For more details on Special charges (recoveries), see Note 18 “Special Charges (Recoveries)” to our Condensed Consolidated Financial Statements.

Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Foreign exchange gains (losses)	$(19,624)	$(19,684)	$60	$(8,190)	$(6,889)	$(1,301)
Unrealized gains (losses) on derivatives not designated as hedges (1)	(38,117)	(209,724)	171,607	(20,222)	(10,368)	(9,854)
OpenText share in net income (loss) of equity investees (2)	(8,482)	(8,193)	(289)	(18,178)	(11,355)	(6,823)
Loss on debt extinguishment (3)	—	8,131	(8,131)	—	8,131	(8,131)
Other miscellaneous income (expense)	(2,561)	(2,663)	102	(2,024)	(2,251)	227
Total other income (expense), net	$(68,784)	$(232,133)	$163,349	$(48,614)	$(22,732)	$(25,882)
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Interest expense related to total outstanding debt (1)	$141,361	$88,944	$52,417	$288,368	$192,783	$95,585
Interest income	(9,772)	6,322	(16,094)	(21,477)	48	(21,525)
Other miscellaneous expense	7,703	5,311	2,392	14,165	9,128	5,037
Total interest and other related expense, net	$139,292	$100,577	$38,715	$281,056	$201,959	$79,097
__________________________
(1) For more details see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Provision for Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2023	Change increase (decrease)	2022	2023	Change increase (decrease)	2022
Provision for (recovery of) income taxes	$8,054	$(42,720)	$50,774	$18,406	$(65,993)	$84,399
The Company’s effective tax rate for the three months ended December 31, 2023 increased to a provision of 17.6% compared to a provision of 16.4% for the three months ended December 31, 2022. The Company’s effective tax rate for the three months ended December 31, 2023, differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to foreign tax credits, research and development credits, partially offset by US Base Erosion and Anti-Abuse Tax (BEAT). The Company’s effective tax rate for the three months ended December 31, 2022, differs from the Canadian statutory rate primarily due to tax benefits related to benefits of internal reorganizations partially offset by permanent items and uncertain tax positions.
The Company’s effective tax rate for the six months ended December 31, 2023 decreased to a provision of 13.4% compared to a provision of 37.3% for the six months ended December 31, 2022. The Company’s effective tax rate for the six months ended December 31, 2023 differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to foreign tax credits and research and development credits, partially offset by US BEAT. The Company’s effective tax rate for the six months ended December 31, 2022, differs from the Canadian statutory rate primarily due to permanent items and uncertain tax positions, partially offset by research and development credits..
The Inflation Reduction Act of 2022 (Inflation Reduction Act) and Creating Helpful Incentives to Produce Semiconductors (CHIPS) were signed into law in August 2022. The Inflation Reduction Act introduced new provisions, including a 15% corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period. The corporate minimum tax will be effective for Fiscal 2024. We are currently evaluating the applicability and potential effects of the new law on our financial results for future periods.
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
Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2023
(In thousands, except for per share data)

	Three Months Ended December 31, 2023
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$180,148		$(3,609)	(1)	$176,539
Customer support	73,374		(1,128)	(1)	72,246
Professional service and other	75,459		(1,756)	(1)	73,703
Amortization of acquired technology-based intangible assets	70,784		(70,784)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,129,120	73.6%	77,277	(3)	1,206,397	78.6%
Operating expenses
Research and development	220,220		(12,767)	(1)	207,453
Sales and marketing	280,263		(13,227)	(1)	267,036
General and administrative	173,264		(7,688)	(1)	165,576
Amortization of acquired customer-based intangible assets	113,925		(113,925)	(2)	—
Special charges (recoveries)	54,166		(54,166)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	253,867		279,050	(5)	532,917
Other income (expense), net	(68,784)		68,784	(6)	—
Provision for income taxes	8,054		47,054	(7)	55,108
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	37,675		300,780	(8)	338,455
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.14		$1.10	(8)	$1.24
______________________
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 18% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended December 31, 2023
		Per share diluted
GAAP-based net income, attributable to OpenText	$37,675	$0.14
Add:
Amortization	184,709	0.68
Share-based compensation	40,175	0.15
Special charges (recoveries)	54,166	0.20
Other (income) expense, net	68,784	0.24
GAAP-based provision for income taxes	8,054	0.03
Non-GAAP-based provision for income taxes	(55,108)	(0.20)
Non-GAAP-based net income, attributable to OpenText	$338,455	$1.24
Reconciliation of Adjusted EBITDA

Three Months Ended December 31, 2023
GAAP-based net income, attributable to OpenText	$37,675
Add:
Provision for income taxes	8,054
Interest and other related expense, net	139,292
Amortization of acquired technology-based intangible assets	70,784
Amortization of acquired customer-based intangible assets	113,925
Depreciation	33,415
Share-based compensation	40,175
Special charges (recoveries)	54,166
Other (income) expense, net	68,784
Adjusted EBITDA	$566,270

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
______________________
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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2023
(In thousands, except for per share data)

	Six Months Ended December 31, 2023
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$351,560		$(6,600)	(1)	$344,960
Customer support	148,388		(2,186)	(1)	146,202
Professional service and other	155,381		(3,638)	(1)	151,743
Amortization of acquired technology-based intangible assets	147,608		(147,608)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	2,147,538	72.5%	160,032	(3)	2,307,570	78.0%
Operating expenses
Research and development	454,657		(24,501)	(1)	430,156
Sales and marketing	552,064		(25,034)	(1)	527,030
General and administrative	304,475		(15,311)	(1)	289,164
Amortization of acquired customer-based intangible assets	234,117		(234,117)	(2)	—
Special charges (recoveries)	67,960		(67,960)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	466,759		526,955	(5)	993,714
Other income (expense), net	(48,614)		48,614	(6)	—
Provision for income taxes	18,406		81,367	(7)	99,773
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	118,576		494,202	(8)	612,778
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.44		$1.81	(8)	$2.25
______________________
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 13% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2023
		Per share diluted
GAAP-based net income, attributable to OpenText	$118,576	$0.44
Add:
Amortization	381,725	1.40
Share-based compensation	77,270	0.29
Special charges (recoveries)	67,960	0.25
Other (income) expense, net	48,614	0.16
GAAP-based provision for income taxes	18,406	0.07
Non-GAAP-based provision for income taxes	(99,773)	(0.36)
Non-GAAP-based net income, attributable to OpenText	$612,778	$2.25
Reconciliation of Adjusted EBITDA

Six Months Ended December 31, 2023
GAAP-based net income, attributable to OpenText	$118,576
Add:
Provision for income taxes	18,406
Interest and other related expense, net	281,056
Amortization of acquired technology-based intangible assets	147,608
Amortization of acquired customer-based intangible assets	234,117
Depreciation	67,506
Share-based compensation	77,270
Special charges (recoveries)	67,960
Other (income) expense, net	48,614
Adjusted EBITDA	$1,061,113

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
______________________
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

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2022
		Per share diluted
GAAP-based net income, attributable to OpenText	$141,557	$0.52
Add:
Amortization	191,384	0.71
Share-based compensation	52,030	0.19
Special charges (recoveries)	24,587	0.09
Other (income) expense, net	25,882	0.10
GAAP-based provision for income taxes	84,399	0.31
Non-GAAP-based provision for income taxes	(72,789)	(0.26)
Non-GAAP-based net income, attributable to OpenText	$447,050	$1.66
Reconciliation of Adjusted EBITDA

Six Months Ended December 31, 2022
GAAP-based net income, attributable to OpenText	$141,557
Add:
Provision for income taxes	84,399
Interest and other related expense, net	79,097
Amortization of acquired technology-based intangible assets	83,500
Amortization of acquired customer-based intangible assets	107,884
Depreciation	46,032
Share-based compensation	52,030
Special charges (recoveries)	24,587
Other (income) expense, net	25,882
Adjusted EBITDA	$644,968

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of December 31, 2023	Change increase (decrease)	As of June 30, 2023
Cash and cash equivalents	$1,003,134	$(228,491)	$1,231,625
Restricted cash (1)	2,338	11	2,327
Total cash, cash equivalents and restricted cash	$1,005,472	$(228,480)	$1,233,952
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (see Note 9 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).

	Six Months Ended December 31,
(In thousands)	2023	Change	2022
Cash provided by operating activities	$397,774	$70,645	$327,129
Cash used in investing activities	$(96,868)	$(27,456)	$(69,412)
Cash provided by (used in) financing activities	$(532,925)	$(1,402,486)	$869,561
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
As of December 31, 2023, we have recognized a deferred income tax liability of $29.5 million (June 30, 2023—$28.3 million) on taxable temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities increased by $70.6 million during the six months ended December 31, 2023, as compared to the same period in the prior fiscal year due to an increase in net income after the impact of non-cash items of $119.0 million partially offset by a decrease in changes from working capital of $48.4 million.
During the second quarter of Fiscal 2024 we had a days sales outstanding (DSO) of 47 days, compared to our DSO of 47 days during the second quarter of Fiscal 2023. The per day impact of our DSO in the second quarter of Fiscal 2024 and Fiscal 2023 on our cash flows was $17.1 million and $10.0 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $27.5 million during the six months ended December 31, 2023, as compared to the same period in the prior fiscal year primarily due to higher additions to property and equipment and the increase in consideration paid during the first six months of Fiscal 2024 for acquisitions, which includes cash paid for the Micro Focus Acquisition of $9.3 million and other investing activities of $5.9 million.
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

Cash flows provided by financing activities decreased by $1.4 billion during the six months ended December 31, 2023 as compared to the same period in the prior fiscal year. This is primarily due to the net impact of the following activities:
(i)$1.0 billion decrease in proceeds due to lower issuance of long-term debt and decreased draw down on the Revolver;
(ii)$367.9 million increase in repayments of long-term debt and the Revolver;
(iii)$53.1 million related to the increase in cash used in the repurchases of treasury stock; and
(iv)$3.8 million related to higher cash dividends paid to shareholders.
The decrease in cash flows provided by financing activities above were partially offset by the following increases:
(i)$13.5 million related to higher proceeds from the issuance of Common Shares for the exercise of options and the OpenText ESPP; and
(ii)$8.9 million reduction in debt issuance costs.
Cash Dividends
During the three and six months ended December 31, 2023, we declared and paid cash dividends of $0.25 and $0.50 per Common Share, respectively, in the aggregate amount of $66.4 million and $133.4 million, respectively (three and six months ended December 31, 2022—$0.24299 and $0.48598 per Common Share, respectively, in the aggregate amount of $64.9 million and $129.6 million, respectively).
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
Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver (as defined below), the Acquisition Term Loan (as defined below) and Senior Secured Notes 2027. Term Loan B has a seven-year term, maturing in May 2025. On June 6, 2023, we amended the Term Loan B to replace the LIBOR benchmark rate applicable to borrowings under Term Loan B with a SOFR benchmark rate.
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the SOFR benchmark rate for the interest period relevant to such borrowing or (2) an alternate base rate (ABR). The applicable margin for borrowings under Term Loan B is 1.75%, with respect to SOFR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus Adjusted Term SOFR (as defined in the Term Loan B). As of December 31, 2023, the outstanding balance on the Term Loan B bears an interest rate of 7.20%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4.00:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of December 31, 2023, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.70:1.00.
For further details relating to our debt, please see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Revolver
On December 19, 2023, we amended our committed revolving credit facility (the Revolver) to, among other things, extend the maturity from October 31, 2024 to December 19, 2028, as well as to remove the 10-basis point credit spread adjustment for loans bearing interest based on the SOFR rate. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with Term Loan B, the Acquisition Term Loan and Senior Secured Notes 2027. The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver currently bear interest per annum at a floating rate of interest equal to Term SOFR (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%.

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
As of December 31, 2023, we had no outstanding balance under the Revolver (June 30, 2023—$275 million). For the three and six months ended December 31, 2023, we recorded interest expense of $0.2 million and $2.2 million, respectively, relating to the Revolver (three and six months ended December 31, 2022—nil).
For further details relating to our debt, please see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Acquisition Term Loan
On December 1, 2022, we amended our first lien term loan facility (the Acquisition Term Loan), dated as of August 25, 2022, to increase the aggregate commitments under the senior secured delayed-draw term loan facility from an aggregate principal amount of $2.585 billion to an aggregate principal amount of $3.585 billion. During the third quarter of Fiscal 2023, the Company drew down $3.585 billion, net of original issuance discount of 3% and other fees, of which the net proceeds were used to fund the Micro Focus Acquisition (see Note 19 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details). On August 14, 2023, we amended the Acquisition Term Loan, to reduce the applicable interest rate margin by 0.75% over the remaining term of the Acquisition Term Loan. The reduction in interest rate margin on the Acquisition Term Loan resulting from the amendment was accounted for by the Company as a debt modification.
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to 2.75% plus Adjusted Term SOFR (as defined in the Acquisition Term Loan). As of December 31, 2023, the outstanding balance on the Acquisition Term Loan bears an interest rate of 8.20%. As of December 31, 2023, the Acquisition Term Loan bears an effective interest rate of 9.31%. The effective interest rate includes interest expense of $150.3 million and amortization of debt discount and issuance costs of $9.9 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of December 31, 2023, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.70:1:00.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver, Term Loan B and the Senior Secured Notes 2027.
For the three and six months ended December 31, 2023, we recorded interest expense of $73.1 million and $150.3 million, respectively, relating to the Acquisition Term Loan (three and six months ended December 31, 2022— nil). Following the end of the quarter, on January 22, 2024, the Company repaid an additional $175 million drawn under the Acquisition Term Loan (see Note 25 “Subsequent Events” to our Condensed Consolidated Financial Statements for more details).
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
Bridge Loan
On August 25, 2022, we entered into a bridge loan agreement (Bridge Loan) which provided for commitments of up to $2.0 billion to finance a portion of the repayment of Micro Focus’ existing debt. On December 1, 2022, we entered into an amendment to the Bridge Loan that reallocated commitments under the Bridge Loan to the Acquisition Term Loan. In connection with the amendment to the Bridge Loan and the receipt of proceeds from the issuance of the Senior Secured Notes 2027, all remaining commitments under the Bridge Loan were reduced to zero and the Bridge Loan was terminated, which resulted in a loss on debt extinguishment of $8.1 million relating to unamortized debt issuance costs in the second quarter of Fiscal 2023.
As of December 31, 2023, we had no borrowings under the Bridge Loan. For the three and six months ended December 31, 2023, we did not record any interest expense relating to the Bridge Loan.
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
Shelf Registration Statement
On December 15, 2023, we filed a universal shelf registration statement on Form S-3 with the SEC, which became effective automatically (the Shelf Registration Statement). The Shelf Registration Statement allows for primary and secondary offerings from time to time of equity, debt and other securities, including Common Shares, Preference Shares, debt securities, depositary shares, warrants, purchase contracts, units and subscription receipts. As the Company qualifies as a “well-known seasoned issuer” in Canada, a short-form base shelf prospectus qualifying the distribution of such securities was concurrently filed with Canadian securities regulators on December 15, 2023. The type of securities and the specific terms thereof will be determined at the time of any offering and will be described in the applicable prospectus supplement to be filed separately with the SEC and Canadian securities regulators.
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
During the three and six months ended December 31, 2023 and 2022, we did not repurchase and cancel any Common Shares.
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
The TSX approved the Company’s notice of intention to commence the Fiscal 2022 NCIB pursuant to which the Company was authorized to purchase Common Shares over the TSX for the period commencing November 12, 2021 until November 11, 2022 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that could be purchased in this period was 13,638,008 (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021), and the maximum number of Common Shares that could be purchased on a single day was 112,590 Common Shares, which is 25% of 450,361 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31, 2021), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18. Following the expiration of the Fiscal 2022 NCIB, the Company does not currently have any NCIB in place.
Commitments and Contractual Obligations
As of December 31, 2023, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	January 1, 2024 - June 30, 2024	July 1, 2024 - June 30, 2026	July 1, 2026 - June 30, 2028	July 1, 2028 and beyond
Long-term debt obligations (1)	$11,584,399	$303,321	$2,042,458	$2,896,912	$6,341,708
Operating lease obligations (2)	364,641	52,754	151,528	94,124	66,235
Finance lease obligations (3)	8,530	2,757	5,314	459	—
Purchase obligations for contracts not accounted for as lease obligations	427,043	106,237	301,550	19,256	—
	$12,384,613	$465,069	$2,500,850	$3,010,751	$6,407,943
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

Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of December 31, 2023, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $79 million. As of December 31, 2023, we have provisionally paid approximately $33 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within “Long-term income taxes recoverable” on the Condensed Consolidated Balance Sheets as of December 31, 2023.
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
The CRA has audited Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2019 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2019 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017 and on March 15, 2023, we filed our notice of objection regarding the reassessment in respect of Fiscal 2018. On December 11, 2023 we filed a notice of objection regarding Fiscal 2019. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2019 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2024 while the matter is in dispute.
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

Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS) (the Luna Complaint). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the Securities Actions). On November 21, 2019, the district court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. On October 22, 2020, the district court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit. On December 21, 2021, the United States Court of Appeals for the First Circuit issued a decision reversing and remanding the Securities Actions to the district court for further proceedings. On July 14, 2023, the district court certified the lead plaintiff’s proposed class, following which the defendants filed a motion for class decertification. On January 31, 2024 the parties filed a motion for preliminary approval of a settlement to fully resolve the litigation. The proposed settlement is subject to the court’s approvals and, if approved, will be substantially paid from insurance coverage, with any remaining amount not covered by insurance expected to be immaterial to the Company. All defendants have denied, and continue to deny, the merit of the claims alleged in the case and the settlement does not reflect any admission of fault, wrongdoing, or liability as to any defendant.
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

As of December 31, 2023, we had an outstanding balance of $942.5 million on Term Loan B. Borrowings under the Term Loan B currently bear a floating rate of interest equal to Adjusted Term SOFR (as defined in the Term Loan B) and applicable margin of 1.75%. As of December 31, 2023, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.4 million, assuming that the loan balance as of December 31, 2023 is outstanding for the entire period (June 30, 2023—$9.5 million).
As of December 31, 2023, we had an outstanding balance of $3.5 billion under the Acquisition Term Loan. Borrowings under the Acquisition Term Loan bears a floating interest rate of 2.75% plus Adjusted Term SOFR. As of December 31, 2023, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on the Acquisition Term Loan by approximately $34.7 million, assuming that the loan balance as of December 31, 2023 is outstanding for the entire period (June 30, 2023—$35.7 million).
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
We have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the CAD foreign exchange forward contracts outstanding as of December 31, 2023, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark-to-market valuation on our existing foreign exchange forward contracts (June 30, 2023—$0.7 million).
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
Based on the 5-year EUR/USD cross currency swaps outstanding as of December 31, 2023, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.4 million in the mark-to-market valuation on our existing cross currency swap (June 30, 2023—$7.3 million).
Based on the 7-year EUR/USD cross currency swaps outstanding as of December 31, 2023, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.9 million in the mark-to-market valuation on our existing cross currency swaps (June 30, 2023—$7.8 million).
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

The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of December 31, 2023 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at December 31, 2023	U.S. Dollar Equivalent at June 30, 2023
Euro	$108,413	$200,282
British Pound	16,463	69,108
Indian Rupee	50,641	57,199
Swiss Franc	48,005	53,122
Other foreign currencies	166,621	218,663
Total cash and cash equivalents denominated in foreign currencies	390,143	598,374
U.S. Dollar	612,991	633,251
Total cash and cash equivalents	$1,003,134	$1,231,625
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $39.0 million (June 30, 2023—$59.8 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk.”
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks related to the proposed divestiture of the AMC Business
The proposed divestiture of the AMC Business is subject to the satisfaction of a number of conditions, and the transaction may not be consummated on the terms or timeline currently contemplated, or at all.
The divestiture of the AMC Business remains subject to the satisfaction or waiver of certain customary closing conditions and regulatory approvals. Unanticipated developments could delay, prevent or otherwise adversely affect the divestiture, including delays in obtaining outstanding necessary regulatory approvals or clearances or completing other conditions necessary for closing.
We cannot predict whether and when such conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the proposed divestiture on the terms or timeline currently contemplated, or at all, we will have incurred significant transaction costs, and management’s time and attention from the operation of our remaining business and the execution of our other strategic initiatives would have been diverted, in each case without realizing any benefits of the proposed divestiture. Certain costs associated with the proposed divestiture have already been incurred and are payable even if the proposed divestiture is not consummated.
Our stock price may also fluctuate significantly based on market perceptions of the likelihood of the divestiture being completed and/or the timing thereof. If we do not consummate the divestiture, the price of our common shares may decline from the current market price. Further, in the event that the divestiture of the AMC Business is not completed, we will not be able to use the after-tax proceeds to repay outstanding indebtedness as contemplated, which could have an adverse effect on our financial condition, results of operations and/or cash flows.
The proposed divestiture of the AMC Business may result in disruptions in our remaining business and to relationships with customers and other business partners.
The process of divesting the AMC Business could cause disruptions in our remaining business. Specifically, the constraints on our business imposed by the terms of the divestiture, including the resources required to focus on completing the divestiture, the limitations created by the sale of certain assets we have historically used in our business, and our obligation to provide certain transition services to the buyer following completion of the divestiture for up to 24 months, could have a continuing impact on the execution of our business strategy and our overall operating results. The divestiture could cause customers to delay or to defer decisions with respect to the AMC Business or to end their relationships with us altogether, or otherwise limit our ability to compete for or perform certain contracts or services. Further, the divestiture could be disruptive to our employees, making the execution of business strategies more difficult, and could result in the turnover of key leaders or other personnel. Any of the foregoing could adversely affect our remaining businesses, the financial condition of such businesses and their results of operations and prospects.
We may not achieve the intended benefits of the divestiture of the AMC Business.
We may not realize some or all of the anticipated benefits from the divestiture with respect to the anticipated performance of our remaining business, or the anticipated benefits from the repayment of certain outstanding indebtedness with the after-tax proceeds therefrom, and the divestiture may in fact adversely affect our business. Our ability to realize the anticipated benefits of the divestiture will depend, to a large extent, on our ability to continue to focus on Cloud and AI opportunities within

Information Management and to achieve more predictable growth in the absence of the divested business. Even if ultimately achieved, some of the anticipated benefits may not occur for a significant time period following the completion of the divestiture. In addition, we may retain certain liabilities or obligations related to the AMC Business that may arise under contract or law, or may have difficulties enforcing our rights, contractual or otherwise, against the buyer. Even if we are successful at separating and divesting the AMC Business, the divestiture and the proposed use of after-tax proceeds to repay outstanding indebtedness may not enhance long-term stockholder value as anticipated and the efforts required to complete the divestiture process may be more costly or time-consuming than expected, which could adversely impact our financial condition, results of operations and/or cash flows in the near-term.
Item 5. Other Information
During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as a part of this report:

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
10.1	Purchase Agreement, dated November 28, 2023, by and among the Company as seller, Rocket Software, Inc., as buyer, and Rocket Software UK Limited.	Company’s Form 8-K/A, filed December 1, 2023	Exhibit 10.1
10.2
Second Amendment to Fourth Amended and Restated Credit Agreement, dated December 19, 2023, by and among Open Text ULC, Open Text Inc. and the Company, as borrowers, the guarantors party thereto, each of the lenders party thereto, Barclays Bank PLC, as administrative agent, collateral agent and swing line lender and Royal Bank of Canada as documentary credit lender.
		Company’s Form 8-K, filed December 21, 2023	Exhibit 10.1
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL taxonomy extension schema.
101.CAL	Inline XBRL taxonomy extension calculation linkbase.
101.DEF	Inline XBRL taxonomy extension definition linkbase.
101.LAB	Inline XBRL taxonomy extension label linkbase.
101.PRE	Inline XBRL taxonomy extension presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: February 1, 2024

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ COSMIN BALOTA
Cosmin Balota Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)