Form 10-Q
period 2024-03-31
OPEN TEXT CORP
filed 2024-05-02
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At April 26, 2024, there were 272,869,443 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I - Financial Information
Item 1. Financial Statements
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	March 31, 2024	June 30, 2023
ASSETS	(unaudited)
Cash and cash equivalents	$1,125,323	$1,231,625
Accounts receivable trade, net of allowance for credit losses of $11,390 as of March 31, 2024 and $13,828 as of June 30, 2023 (Note 4)	654,190	682,517
Contract assets (Note 3)	66,124	71,196
Income taxes recoverable (Note 15)	14,119	68,161
Prepaid expenses and other current assets (Note 9)	212,261	221,732
Assets held for sale (Note 19)	2,120,311	—
Total current assets	4,192,328	2,275,231
Property and equipment (Note 5)	346,073	356,904
Operating lease right of use assets (Note 6)	229,327	285,723
Long-term contract assets (Note 3)	42,659	64,553
Goodwill (Note 7)	7,528,147	8,662,603
Acquired intangible assets (Note 8)	2,624,117	4,080,879
Deferred tax assets (Note 15)	1,019,878	926,719
Other assets (Note 9)	314,580	342,318
Long-term income taxes recoverable (Note 15)	95,567	94,270
Total assets	$16,392,676	$17,089,200
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$898,611	$996,261
Current portion of long-term debt (Note 11)	45,850	320,850
Operating lease liabilities (Note 6)	80,960	91,425
Deferred revenues (Note 3)	1,583,638	1,721,781
Income taxes payable (Note 15)	150,990	89,297
Liabilities held for sale (Note 19)	228,106	—
Total current liabilities	2,988,155	3,219,614
Long-term liabilities:
Accrued liabilities (Note 10)	48,031	51,961
Pension liability, net (Note 12)	128,955	126,312
Long-term debt (Note 11)	8,305,670	8,562,096
Long-term operating lease liabilities (Note 6)	224,984	271,579
Long-term deferred revenues (Note 3)	170,544	217,771
Long-term income taxes payable (Note 15)	154,679	193,808
Deferred tax liabilities (Note 15)	241,013	423,955
Total long-term liabilities	9,273,876	9,847,482
Shareholders’ equity:
Share capital and additional paid-in capital (Note 13)
272,561,685 and 270,902,571 Common Shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively; authorized Common Shares: unlimited	2,276,758	2,176,947
Accumulated other comprehensive income (loss) (Note 20)	(73,045)	(53,559)
Retained earnings	2,059,060	2,048,984
Treasury stock, at cost (3,376,994 and 3,536,375 shares at March 31, 2024 and June 30, 2023, respectively)	(133,606)	(151,597)
Total OpenText shareholders' equity	4,129,167	4,020,775
Non-controlling interests	1,478	1,329
Total shareholders’ equity	4,130,645	4,022,104
Total liabilities and shareholders’ equity	$16,392,676	$17,089,200
Guarantees and contingencies (Note 14)
Related party transactions (Note 24)
Subsequent events (Note 25)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenues (Note 3):
Cloud services and subscriptions	$454,528	$435,449	$1,355,633	$1,248,774
Customer support	691,441	575,884	2,084,916	1,209,743
License	200,363	139,722	662,627	310,230
Professional service and other	100,799	93,619	304,252	225,403
Total revenues	1,447,131	1,244,674	4,407,428	2,994,150
Cost of revenues:
Cloud services and subscriptions	186,400	157,658	537,960	423,771
Customer support	74,639	67,067	223,027	123,010
License	6,769	3,840	16,591	10,461
Professional service and other	75,455	78,526	230,836	186,390
Amortization of acquired technology-based intangible assets (Note 8)	48,094	62,639	195,702	146,139
Total cost of revenues	391,357	369,730	1,204,116	889,771
Gross profit	1,055,774	874,944	3,203,312	2,104,379
Operating expenses:
Research and development	234,022	210,731	688,679	430,629
Sales and marketing	296,249	271,013	848,313	615,354
General and administrative	145,924	127,047	450,399	282,724
Depreciation	32,109	30,577	99,615	76,609
Amortization of acquired customer-based intangible assets (Note 8)	100,841	97,237	334,958	205,121
Special charges (recoveries) (Note 18)	19,561	74,350	87,521	98,937
Total operating expenses	828,706	810,955	2,509,485	1,709,374
Income from operations	227,068	63,989	693,827	395,005
Other income (expense), net (Note 22)	9,950	85,706	(38,664)	59,824
Interest and other related expense, net	(132,663)	(104,502)	(413,719)	(183,599)
Income before income taxes	104,355	45,193	241,444	271,230
Provision for (recovery of) income taxes (Note 15)	6,028	(12,420)	24,434	71,979
Net income for the period	$98,327	$57,613	$217,010	$199,251
Net (income) attributable to non-controlling interests	(42)	(57)	(149)	(138)
Net income attributable to OpenText	$98,285	$57,556	$216,861	$199,113
Earnings per share—basic attributable to OpenText (Note 23)	$0.36	$0.21	$0.80	$0.74
Earnings per share—diluted attributable to OpenText (Note 23)	$0.36	$0.21	$0.80	$0.74
Weighted average number of Common Shares outstanding—basic (in '000's)	272,272	270,441	271,671	270,143
Weighted average number of Common Shares outstanding—diluted (in '000's)	273,033	270,650	272,349	270,173

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net income for the period	$98,327	$57,613	$217,010	$199,251
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	11,765	(28,640)	(18,614)	(25,587)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) - net of tax (1)	(1,634)	38	(1,953)	(2,343)
(Gain) loss reclassified into net income - net of tax (2)	118	699	455	2,388
Unrealized gain (loss) on available-for-sale financial assets:
Unrealized gain (loss) - net of tax (3)	90	(900)	319	(900)
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss) - net of tax (4)	—	(3,318)	(110)	878
Amortization of actuarial (gain) loss into net income - net of tax (5)	115	35	417	109
Total other comprehensive income (loss), net for the period	10,454	(32,086)	(19,486)	(25,455)
Total comprehensive income	108,781	25,527	197,524	173,796
Comprehensive income attributable to non-controlling interests	(42)	(57)	(149)	(138)
Total comprehensive income attributable to OpenText	$108,739	$25,470	$197,375	$173,658
______________________
(1)Net of tax expense (recovery) of ($589) and $15 for the three months ended March 31, 2024 and 2023, respectively; $(704) and $(844) for the nine months ended March 31, 2024 and 2023, respectively.
(2)Net of tax expense (recovery) of $42 and $252 for the three months ended March 31, 2024 and 2023, respectively; $163 and $861 for the nine months ended March 31, 2024 and 2023, respectively.
(3)Net of tax expense (recovery) of $24 and ($238) for the three months ended March 31, 2024 and 2023, respectively; $84 and ($238) for the nine months ended March 31, 2024 and 2023, respectively.
(4)Net of tax expense (recovery) of $— and $(892) for the three months ended March 31, 2024 and 2023, respectively; $110 and $318 for the nine months ended March 31, 2024 and 2023, respectively.
(5)Net of tax expense (recovery) of $50 and $25 for the three months ended March 31, 2024 and 2023, respectively; $175 and $76 for the nine months ended March 31, 2024 and 2023, respectively.
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Three Months Ended March 31, 2024
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	271,855	$2,261,856	(4,400)	$(179,089)	$2,029,643	$(83,499)	$1,436	$4,030,347
Issuance of Common Shares
Under employee stock option plans	517	17,315	—	—	—	—	—	17,315
Under employee stock purchase plans	190	6,698	—	—	—	—	—	6,698
Share-based compensation	—	35,947	—	—	—	—	—	35,947
Issuance of treasury stock	—	(45,058)	1,023	45,483	(425)	—	—	—
Dividends declared ($0.25 per Common Share)	—	—	—	—	(68,443)	—	—	(68,443)
Other comprehensive income (loss) - net	—	—	—	—	—	10,454	—	10,454
Net income for the period	—	—	—	—	98,285	—	42	98,327
Balance as of March 31, 2024	272,562	$2,276,758	(3,377)	$(133,606)	$2,059,060	$(73,045)	$1,478	$4,130,645

	Three Months Ended March 31, 2023
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	270,235	$2,092,079	(3,295)	$(142,126)	$2,171,236	$(1,028)	$1,223	$4,121,384
Issuance of Common Shares
Under employee stock option plans	16	479	—	—	—	—	—	479
Under employee stock purchase plans	228	5,776	—	—	—	—	—	5,776
Share-based compensation	—	36,505	—	—	—	—	—	36,505
Issuance of treasury stock	—	(4,496)	79	3,426	—	—	—	(1,070)
Dividends declared ($0.24299 per Common Share)	—	—	—	—	(65,454)	—	—	(65,454)
Other comprehensive income (loss) - net	—	—	—	—	—	(32,086)	—	(32,086)
Net income for the period	—	—	—	—	57,556	—	57	57,613
Balance as of March 31, 2023	270,479	$2,130,343	(3,216)	$(138,700)	$2,163,338	$(33,114)	$1,280	$4,123,147

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Nine Months Ended March 31, 2024
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	270,903	$2,176,947	(3,536)	$(151,597)	$2,048,984	$(53,559)	$1,329	$4,022,104
Issuance of Common Shares
Under employee stock option plans	942	31,318	—	—	—	—	—	31,318
Under employee stock purchase plans	717	23,709	—	—	—	—	—	23,709
Share-based compensation	—	112,944	—	—	—	—	—	112,944
Purchase of treasury stock	—	—	(1,400)	(53,085)	—	—	—	(53,085)
Issuance of treasury stock	—	(68,160)	1,559	71,076	(2,916)	—	—	—
Dividends declared ($0.75 per Common Share)	—	—	—	—	(203,869)	—	—	(203,869)
Other comprehensive income (loss) - net	—	—	—	—	—	(19,486)	—	(19,486)
Net income for the period	—	—	—	—	216,861	—	149	217,010
Balance as of March 31, 2024	272,562	$2,276,758	(3,377)	$(133,606)	$2,059,060	$(73,045)	$1,478	$4,130,645

	Nine Months Ended March 31, 2023
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	269,523	$2,038,674	(3,706)	$(159,966)	$2,160,069	$(7,659)	$1,142	$4,032,260
Issuance of Common Shares
Under employee stock option plans	88	2,473	—	—	—	—	—	2,473
Under employee stock purchase plans	868	22,997	—	—	—	—	—	22,997
Share-based compensation	—	88,535	—	—	—	—	—	88,535
Issuance of treasury stock	—	(22,336)	490	21,266	—	—	—	(1,070)
Dividends declared ($0.72897 per Common Share)	—	—	—	—	(195,844)	—	—	(195,844)
Other comprehensive income (loss) - net	—	—	—	—	—	(25,455)	—	(25,455)
Net income for the period	—	—	—	—	199,113	—	138	199,251
Balance as of March 31, 2023	270,479	$2,130,343	(3,216)	$(138,700)	$2,163,338	$(33,114)	$1,280	$4,123,147

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income for the period	$217,010	$199,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	630,275	427,869
Share-based compensation expense	113,312	88,398
Pension expense	9,579	5,806
Amortization of debt discount and issuance costs	19,587	8,496
Write-off of right of use assets	15,241	7,119
Loss on extinguishment of debt	10,803	8,152
Loss on sale and write down of property and equipment, net	1,715	1,428
Deferred taxes	(249,174)	(178,700)
Share in net loss of equity investees	19,013	11,547
Changes in financial instruments	3,551	112,567
Changes in operating assets and liabilities:
Accounts receivable	51,487	141,269
Contract assets	(71,486)	(29,896)
Prepaid expenses and other current assets	4,717	(65,186)
Income taxes	75,676	131,517
Accounts payable and accrued liabilities	(72,887)	(137,674)
Deferred revenue	14,338	(42,631)
Other assets	5,868	(5,998)
Operating lease assets and liabilities, net	(16,154)	(19,430)
Net cash provided by operating activities	782,471	663,904
Cash flows from investing activities:
Additions of property and equipment	(119,316)	(99,772)
Micro Focus acquisition	(9,272)	(5,655,606)
Realized gain on financial instruments	—	131,248
Proceeds from net investment hedge derivative contracts	4,456	—
Other investing activities	(468)	(873)
Net cash used in investing activities	(124,600)	(5,625,003)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	57,027	25,172
Proceeds from long-term debt and Revolver	—	4,927,450
Repayment of long-term debt and Revolver	(559,389)	(16,463)
Debt issuance costs	(2,792)	(77,209)
Purchase of treasury stock	(53,085)	—
Payments of dividends to shareholders	(200,672)	(194,481)
Other financing activities	(1,447)	(2,193)
Net cash provided by (used in) financing activities	(760,358)	4,662,276
Foreign exchange gain (loss) on cash held in foreign currencies	(3,982)	2,632
Decrease in cash, cash equivalents and restricted cash during the period	(106,469)	(296,191)
Cash, cash equivalents and restricted cash at beginning of the period	1,233,952	1,695,911
Cash, cash equivalents and restricted cash at end of the period	$1,127,483	$1,399,720

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

Reconciliation of cash, cash equivalents and restricted cash:	March 31, 2024	March 31, 2023
Cash and cash equivalents	$1,125,323	$1,396,817
Restricted cash (1)	2,160	2,903
Total cash, cash equivalents and restricted cash	$1,127,483	$1,399,720
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (Note 9).

Supplemental cash flow disclosures (Note 6 and Note 21)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2024
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company.” We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), which as of March 31, 2024, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
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

These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the consolidated financial results of Micro Focus International Limited, formerly Micro Focus International plc, and its subsidiaries (Micro Focus), with effect from February 1, 2023 (see below and Note 19 “Acquisitions and Divestitures” for more details).
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, key estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) accounting for income taxes, (iii) testing of goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) the valuation of stock options granted and obligations related to share-based payments, including the valuation of our long-term incentive plans, (x) the valuation of pension obligations and pension assets, (xi) the valuation of available-for-sale investments, (xii) the valuation of derivative instruments and (xiii) the accounting for assets and liabilities held for sale and divestitures.

Acquisition of Micro Focus
On January 31, 2023, we acquired all of the issued and to be issued share capital of Micro Focus (the Micro Focus Acquisition) for a total purchase price of $6.2 billion, inclusive of Micro Focus’ cash and repayment of Micro Focus’ outstanding indebtedness. The results of operations of Micro Focus have been consolidated with those of OpenText with effect from February 1, 2023. See Note 19 “Acquisitions and Divestitures” for more details.
Divestiture of AMC Business
On May 1, 2024, the Company completed the previously announced sale of its Application Modernization and Connectivity (AMC) business to Rocket Software, Inc. (Rocket Software), for $2.275 billion in cash before taxes, fees and other adjustments (the AMC Divestiture). For the three and nine months ended March 31, 2024, the results of the AMC business were recorded and presented within our Condensed Consolidated Financial Statements. See Note 25 “Subsequent Events” for more details.
As of March 31, 2024, the Company determined that the assets and liabilities of the AMC business met the criteria for held for sale classification and the respective assets and liabilities have been reclassified to Assets held for sale and Liabilities held for sale reported in our Condensed Consolidated Balance Sheets. The Company has determined that the AMC business does not constitute a component, as its operations and cash flows cannot be clearly distinguished from the rest of the Company’s operations and cash flows due to significant shared costs, therefore, the transaction does not meet the discontinued operations criteria, and the results of operations from the AMC business are presented within Income from operations in our Condensed Consolidated Statements of Income. The Company expects that the sale proceeds less costs to sell will exceed the carrying value of the net assets for the AMC business. The carrying value is subject to change based on developments leading up to the closing date. See Note 19 “Acquisitions and Divestitures” for more details.
NOTE 2—ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Policies
Held for Sale Classification
Assessments for held for sale accounting classification are performed by the Company when events or changes in business circumstances indicate that a change in classification may be necessary. The Company classifies assets and liabilities to be disposed of as held for sale in the period in which they are available for immediate sale in their present condition and when the sale is probable and expected to be completed within one year. Assets and liabilities classified as held for sale are presented separately within current assets and liabilities in our Condensed Consolidated Balance Sheets and are measured at the lower of their carrying amount or fair value less costs to sell. Further, the Company ceases to record depreciation and amortization expense on assets that are classified as held for sale. The Company has classified Assets held for sale and Liabilities held for sale as of March 31, 2024 related to the AMC Divestiture.
Accounting Pronouncements Adopted in Fiscal 2024
During Fiscal 2024, we have adopted the following Accounting Standards Updates (ASU):
Supplier Financing Program Obligations
In September 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-04 “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This standard requires companies that participate in supplier finance programs in connection with the procurement of goods or services to disclose quantitative and qualitative information about the programs. We adopted this ASU as of July 1, 2023, which did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures, as we had no material supplier finance program obligations as of March 31, 2024.
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
NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Total Revenues by Geography:
Americas (1)	$828,830	$750,999	$2,558,344	$1,892,389
EMEA (2)	481,175	379,430	1,431,500	843,088
Asia Pacific (3)	137,126	114,245	417,584	258,673
Total revenues	$1,447,131	$1,244,674	$4,407,428	$2,994,150

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$454,528	$435,449	$1,355,633	$1,248,774
Customer support revenue	691,441	575,884	2,084,916	1,209,743
Total recurring revenues	$1,145,969	$1,011,333	$3,440,549	$2,458,517
License revenue (perpetual, term and subscriptions)	200,363	139,722	662,627	310,230
Professional service and other revenue	100,799	93,619	304,252	225,403
Total revenues	$1,447,131	$1,244,674	$4,407,428	$2,994,150

Total Revenues by Timing of Revenue Recognition:
Point in time	$200,363	$139,722	$662,627	$310,230
Over time (including professional service and other revenue)	1,246,768	1,104,952	3,744,801	2,683,920
Total revenues	$1,447,131	$1,244,674	$4,407,428	$2,994,150
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of March 31, 2024	As of June 30, 2023
Short-term contract assets (1)	$66,124	$71,196
Long-term contract assets (1)	$42,659	$64,553
Short-term deferred revenues (1)	$1,583,638	$1,721,781
Long-term deferred revenues (1)	$170,544	$217,771
______________________
(1)Excludes $5.5 million of short-term contract assets and $2.9 million of long-term contract assets that have been reclassified to Assets held for sale, as well as $176.9 million of short-term deferred revenues and $24.5 million of long-term deferred revenues that have been reclassified to Liabilities held for sale as of March 31, 2024, related to the AMC Divestiture. See Note 19 “Acquisitions and Divestitures” for more details.
The difference in the opening and closing balances of our contract assets and deferred revenues, excluding the impact of assets held for sale, primarily results from the timing difference between our performance and the customer’s payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the nine months ended March 31, 2024, we reclassified $90.6 million (nine months ended March 31, 2023 — $37.7 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three and nine months ended March 31, 2024 and 2023, respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues, excluding the impact of Liabilities held for sale, primarily relate to cloud services and customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the nine months ended March 31, 2024 that was included in the deferred revenue balances at June 30, 2023 was $1,566 million (nine months ended March 31, 2023—$813 million).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2023:

Capitalized costs to obtain a contract as of June 30, 2023	$97,207
New capitalized costs incurred	47,961
Amortization of capitalized costs	(30,493)
Impact of foreign exchange rate changes	(233)
Reclassification to Assets held for sale (1)	(4,143)
Capitalized costs to obtain a contract as of March 31, 2024	$110,299
______________________
(1)Adjustment to reclassify capitalized costs to obtain a contract to Assets held for sale related to the AMC Divestiture. See Note 19 “Acquisitions and Divestitures” for more details.
During the three and nine months ended March 31, 2024 and 2023, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to Note 9 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.

Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2024, approximately $2.6 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts, excluding performance obligations related to the AMC Divestiture which are reported within Liabilities held for sale. We expect to recognize approximately 45% of this amount over the next 12 months and the remaining balance substantially over the next three years thereafter. As of March 31, 2024, approximately $130.0 million of revenue is expected to be recognized from remaining performance obligations on existing contracts related to the AMC Divestiture and the AMC business expects to recognize approximately 50% of this amount over the next 12 months. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less. See Note 25 “Subsequent Events” for more details.
NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following illustrates the activity in our allowance for credit losses on accounts receivable, since June 30, 2023:

Balance as of June 30, 2023	$13,828
Credit loss expense (recovery)	7,149
Write-off / adjustments	(8,527)
Reclassification to Assets held for sale (1)	(1,060)
Balance as of March 31, 2024	$11,390
______________________
(1)Allowance for credit losses of $1.1 million have been reclassified to Assets held for sale related to the AMC Divestiture. See Note 19 “Acquisitions and Divestitures” for more details.
Included in accounts receivable are unbilled receivables in the amount of $68.5 million as of March 31, 2024 (June 30, 2023—$66.5 million).
As of March 31, 2024, we have an allowance for credit losses of $1.3 million for contract assets (June 30, 2023—$0.3 million). For additional information on contract assets, see Note 3 “Revenues.”
NOTE 5—PROPERTY AND EQUIPMENT

	As of March 31, 2024
	Cost (1)	Accumulated Depreciation (1)	Net (1)
Computer hardware	$404,580	$(273,179)	$131,401
Computer software	191,740	(156,045)	35,695
Capitalized software development costs	241,286	(145,121)	96,165
Leasehold improvements	125,229	(94,800)	30,429
Land and buildings	58,481	(18,974)	39,507
Furniture, equipment and other	53,924	(41,048)	12,876
Total	$1,075,240	$(729,167)	$346,073
______________________
(1)Excludes Property and equipment with cost of $1.7 million, accumulated depreciation of $0.7 million and a net book value of $1.0 million that have been reclassified to Assets held for sale related to the AMC Divestiture. See Note 19 “Acquisitions and Divestitures” for more details.

	As of June 30, 2023
	Cost	Accumulated Depreciation	Net
Computer hardware	$386,400	$(254,131)	$132,269
Computer software	178,899	(135,123)	43,776
Capitalized software development costs	216,762	(122,730)	94,032
Leasehold improvements	123,607	(94,721)	28,886
Land and buildings	62,041	(18,020)	44,021
Furniture, equipment and other	55,741	$(41,821)	13,920
Total	$1,023,450	$(666,546)	$356,904

Sale of Company Owned Facility
During the three months ended March 31, 2024, we completed the sale of a Company owned facility with a carrying value of $4.5 million that was previously classified within Assets held for sale. The Company recognized a gain of $1.0 million on this sale.
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
The following illustrates the Condensed Consolidated Balance Sheets information related to leases:

Operating Leases	Balance Sheet Location	As of March 31, 2024	As of June 30, 2023
Operating lease right of use assets (1)	Operating lease right of use assets	$229,327	$285,723

Operating lease liabilities (current) (1)	Operating lease liabilities	$80,960	$91,425
Operating lease liabilities (non-current) (1)	Long-term operating lease liabilities	224,984	271,579
Total operating lease liabilities		$305,944	$363,004

Finance Leases
Finance lease receivables (current)	Prepaid expenses and other current assets	$4,255	$6,362
Finance lease receivables (non-current)	Other assets	2,934	5,515
Total finance lease receivables		$7,189	$11,877

Finance lease liabilities (current)	Accounts payable and accrued liabilities	$3,785	$5,281
Finance lease liabilities (non-current)	Accrued liabilities	2,932	5,500
Total finance lease liabilities		$6,717	$10,781
______________________
(1)Excludes Operating lease right of use assets of $3.4 million that have been reclassified to Assets held for sale, as well as $2.1 million of Operating lease liabilities and $1.4 million of Long-term operating lease liabilities that have been reclassified to Liabilities held for sale related to the AMC Divestiture. See Note 19 “Acquisitions and Divestitures” for more details.
The weighted average remaining lease term and discount rate, inclusive of Assets held for sale for the periods indicated below were as follows:

	As of March 31, 2024	As of June 30, 2023
Weighted-average remaining lease term
Operating leases	5.23 years	5.62 years
Finance leases	1.96 years	2.40 years
Weighted-average discount rate
Operating leases	4.86%	4.66%
Finance leases	5.51%	5.60%

Lease Costs and Other Information
The following illustrates the various components of lease costs for the period indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Operating lease cost	$22,068	$20,923	$68,402	$49,225
Short-term lease cost	675	1,696	2,567	2,253
Variable lease cost	1,342	1,204	3,798	2,404
Sublease income	(2,955)	(3,018)	(9,668)	(8,834)
Total lease cost	$21,130	$20,805	$65,099	$45,048
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of lease liabilities, and, as such, are excluded from the amounts below:

	Nine Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$82,449	$62,282
Finance leases	$4,427	$989
Right of use assets obtained in exchange for new lease liabilities:
Operating leases (1)	$19,360	$28,579
______________________
(1)The nine months ended March 31, 2023 excludes the impact of $129.3 million of right of use assets obtained through the Micro Focus Acquisition. See Note 19 “Acquisitions and Divestitures” for further details including the finalization of the purchase price allocation for the Micro Focus Acquisition.

Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our lease liabilities as of March 31, 2024:

Fiscal years ending June 30,	Operating Leases	Finance Leases
2024 (three months ended)	$26,578	$1,295
2025	88,505	3,369
2026	67,585	1,940
2027	55,966	459
2028	42,277	—
Thereafter	66,900	—
Total lease payments	$347,811	$7,063
Less: Imputed interest	(38,408)	(346)
Total	$309,403	$6,717
Operating lease maturity amounts included in the table above are inclusive of liabilities classified as held for sale and do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $3.0 million over the remainder of Fiscal 2024 and $34.1 million thereafter.

NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2023:

Balance as of June 30, 2023	$8,662,603
Acquisition of Micro Focus (Note 19) (1)	(32,063)
Impact of foreign exchange rate changes	(1,276)
Other acquisition (Note 19)	1,250
Reclassification to Assets held for sale (2)	(1,102,367)
Balance as of March 31, 2024	$7,528,147
______________________
(1)Adjustments relate to the measurement period, which closed on February 1, 2024.
(2)Adjustment to reclassify Goodwill to Assets held for sale related to the AMC Divestiture. See Note 19 “Acquisitions and Divestitures” for more details.
NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2024
	Cost (1)	Accumulated Amortization (1)	Net (1)
Technology assets	$1,157,185	$(305,973)	$851,212
Customer assets	3,013,384	(1,240,479)	1,772,905
Total	$4,170,569	$(1,546,452)	$2,624,117

	As of June 30, 2023
	Cost	Accumulated Amortization	Net
Technology assets	$1,815,260	$(385,868)	$1,429,392
Customer assets	3,691,252	(1,039,765)	2,651,487
Total	$5,506,512	$(1,425,633)	$4,080,879
______________________
(1)Excludes technology and customer intangible net assets with cost of $432.1 million and $610.2 million respectively, accumulated amortization of $48.7 million and $62.9 million respectively, and net book value of $383.4 million and $547.3 million, respectively, that have been reclassified to Assets held for sale related to the AMC Divestiture. See Note 19 “Acquisitions and Divestitures” for more details.
Where applicable, the above balances as of March 31, 2024 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the nine months ended March 31, 2024. The impact of this resulted in reductions to the cost and accumulated amortization of technology assets and customer assets of $228 million and $71 million, respectively. The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and eight years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2024 (three months ended)	$145,582
2025	509,456
2026	466,019
2027	395,665
2028	378,007
2029 and Thereafter	729,388
Total	$2,624,117

NOTE 9—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of March 31, 2024	As of June 30, 2023
Deposits and restricted cash	$3,809	$2,621
Capitalized costs to obtain a contract (1)	42,279	39,685
Short-term prepaid expenses and other current assets (1)	165,358	175,879
Derivative asset (2)	815	3,547
Total	$212,261	$221,732
______________________
(1)Excludes capitalized costs to obtain a contract of $1.8 million and short-term prepaid expenses and other current assets of $0.1 million that have been reclassified to Assets held for sale as of March 31, 2024 related to the AMC Divestiture. See Note 19 “Acquisitions and Divestitures” for more details.
(2)Represents the asset related to our derivative instrument activity. See Note 17 “Derivative Instruments and Hedging Activities” for more details.
Other assets:

	As of March 31, 2024	As of June 30, 2023
Deposits and restricted cash (1)	$19,031	$20,418
Capitalized costs to obtain a contract (1)	68,020	57,522
Investments	124,123	147,974
Available-for-sale financial assets	40,615	39,858
Long-term prepaid expenses and other long-term assets	62,791	76,546
Total	$314,580	$342,318
______________________
(1)Excludes deposits and restricted cash of $1.4 million and capitalized costs to obtain a contract of $2.3 million that have been reclassified to Assets held for sale as of March 31, 2024 related to the AMC Divestiture. See Note 19 “Acquisitions and Divestitures” for more details.
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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and is subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (see Note 22 “Other Income (Expense), Net”). During the three and nine months ended March 31, 2024, our share of income (loss) from these investments was $(0.8) million and $(19.0) million, respectively (three and nine months ended March 31, 2023—$(4.7) million and $(11.5) million, respectively).
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

NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of March 31, 2024	As of June 30, 2023
Accounts payable—trade	$169,451	$162,720
Accrued salaries, incentives and commissions	264,623	333,543
Accrued liabilities	193,427	239,817
Accrued sales and other tax liabilities	11,782	25,439
Derivative liability (1)	176,169	161,191
Accrued interest on long-term debt	53,620	37,563
Amounts payable in respect of restructuring and other special charges	24,405	30,073
Asset retirement obligations	5,134	5,915
Total (2)	$898,611	$996,261
______________________
(1)Represents the liability related to our derivative instrument activity (see Note 17 “Derivative Instruments and Hedging Activities” for more details).
(2)Excludes $18.9 million of Accounts payable and accrued liabilities that have been reclassified to Liabilities held for sale related to the AMC Divestiture. See Note 19 “Acquisitions and Divestitures” for more details.
Long-term accrued liabilities:

	As of March 31, 2024	As of June 30, 2023
Amounts payable in respect of restructuring and other special charges	$9,141	$8,875
Other accrued liabilities	15,596	17,749
Asset retirement obligations	23,294	25,337
Total (1)	$48,031	$51,961
______________________
(1)Excludes $2.1 million of long-term accrued liabilities and asset retirement obligations that have been reclassified to Liabilities held for sale related to the AMC Divestiture. See Note 19 “Acquisitions and Divestitures” for more details.

Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of March 31, 2024, the present value of this obligation was $29.2 million (June 30, 2023—$31.3 million), with an undiscounted value of $32.1 million (June 30, 2023—$35.0 million), inclusive of $0.7 million of asset retirement obligations reclassified to Liabilities held for sale.

NOTE 11—LONG-TERM DEBT

	As of March 31, 2024	As of June 30, 2023
Total debt
Senior Notes 2031	$650,000	$650,000
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	850,000
Senior Notes 2028	900,000	900,000
Senior Secured Notes 2027	1,000,000	1,000,000
Term Loan B	940,000	947,500
Acquisition Term Loan	3,290,188	3,567,075
Revolver	—	275,000
Total principal payments due	8,530,188	9,089,575

Unamortized debt discount and issuance costs (1) (2)	(178,668)	(206,629)
Total amount outstanding	8,351,520	8,882,946
Less:
Current portion of long-term debt
Term Loan B	10,000	10,000
Acquisition Term Loan	35,850	35,850
Revolver	—	275,000
Total current portion of long-term debt	45,850	320,850

Non-current portion of long-term debt	$8,305,670	$8,562,096
______________________
(1)During the three and nine months ended March 31, 2024, we recorded nil and $2.4 million of debt issuance costs, respectively, related to the amendment of the Revolver (as defined below) and the modification of the Acquisition Term Loan (as defined below) (three and nine months ended March 31, 2023— $8.5 million and $78.0 million, respectively, related to the issuance of the Senior Secured Notes 2027 and Acquisition Term Loan, each as defined below).
(2)During the three and nine months ended March 31, 2024, we recognized a loss on debt extinguishment of $10.8 million related to the acceleration and recognition of unamortized debt discount and issuance costs related to the optional repayments of the Acquisition Term Loan (as defined below) in Fiscal 2024.
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
For the three and nine months ended March 31, 2024, we recorded interest expense of $6.7 million and $20.1 million, respectively, relating to Senior Notes 2031 (three and nine months ended March 31, 2023—$6.7 million and $20.1 million, respectively).
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
For the three and nine months ended March 31, 2024, we recorded interest expense of $9.3 million and $27.9 million, respectively, relating to Senior Notes 2030 (three and nine months ended March 31, 2023—$9.3 million and $27.9 million, respectively).
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
For the three and nine months ended March 31, 2024, we recorded interest expense of $8.2 million and $24.6 million, respectively, relating to Senior Notes 2029 (three and nine months ended March 31, 2023—$8.2 million and $24.6 million, respectively).
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
For the three and nine months ended March 31, 2024, we recorded interest expense of $8.7 million and $26.1 million, respectively, relating to Senior Notes 2028 (three and nine months ended March 31, 2023—$8.7 million and $26.1 million, respectively).
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
The Senior Secured Notes 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries, and are secured with the same priority as the Company’s senior credit facilities. The Senior Secured Notes 2027 and the related guarantees are effectively senior to all of the Company’s and the guarantors’ senior unsecured debt to the extent of the value of the Collateral (as defined in the indenture to the Senior Secured Notes 2027) and are structurally subordinated to all existing and future liabilities of each of the Company’s existing and future subsidiaries that do not guarantee the Senior Secured Notes 2027. As of March 31, 2024, the Senior Secured Notes 2027 bear an effective interest rate of 7.39%. The effective interest rate includes interest expense of $51.9 million and amortization of debt discount and issuance costs of $2.0 million.
For the three and nine months ended March 31, 2024, we recorded interest expense of $17.3 million and $51.9 million, respectively, relating to Senior Secured Notes 2027 (three and nine months ended March 31, 2023—$17.3 million and $23.1 million, respectively).
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

Term Loan B has a seven-year term, maturing in May 2025, and repayments made under Term Loan B are equal to 0.25% of the principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest equal to Adjusted Term SOFR (as defined in the Term Loan B) and the applicable margin of 1.75%. As of March 31, 2024, the outstanding balance on the Term Loan B bears an interest rate of 7.18%. As of March 31, 2024, the Term Loan B bears an effective interest rate of 7.47%. The effective interest rate includes interest expense of $51.6 million and amortization of debt discount and issuance costs of $1.3 million.
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4.00:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2024, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.82:1.00.
For the three and nine months ended March 31, 2024, we recorded interest expense of $17.1 million and $51.6 million, respectively, relating to Term Loan B (three and nine months ended March 31, 2023—$15.0 million and $37.9 million, respectively).
Following the end of the quarter, on May 1, 2024, we provided notices to prepay $2.0 billion of our aggregate outstanding debt including $940 million of the aggregate principal amount outstanding under Term Loan B, using the net proceeds from the AMC Divestiture. We expect the prepayment to be made on or about May 6, 2024. See Note 25 “Subsequent Events” for more details.
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
As of March 31, 2024, we had no outstanding balance under the Revolver (June 30, 2023—$275 million). For the three and nine months ended March 31, 2024, we recorded interest expense of nil and $2.2 million, respectively, relating to the Revolver (three and nine months ended March 31, 2023—$5.0 million).
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
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to 2.75% plus Adjusted Term SOFR (as defined in the Acquisition Term Loan). As of March 31, 2024, the outstanding balance on the Acquisition Term Loan bears an interest rate of 8.18%. As of March 31, 2024, the Acquisition Term Loan bears an effective interest rate of 9.29%. The effective interest rate includes interest expense of $219.5 million and amortization of debt discount and issuance costs of $14.5 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of March 31, 2024, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.82:1:00.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver, Term Loan B and the Senior Secured Notes 2027.
For the three and nine months ended March 31, 2024, we recorded interest expense of $69.2 million and $219.5 million, respectively, relating to the Acquisition Term Loan (three and nine months ended March 31, 2023—48.1 million).
Following the end of the quarter, on May 1, 2024, we provided notices to prepay an additional $2.0 billion of our aggregate outstanding debt including $1.06 billion drawn under the Acquisition Term Loan using net proceeds from the AMC Divestiture. We expect the prepayment to be made on or about May 6, 2024. See Note 25 “Subsequent Events” for more details.
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
For the three and nine months ended March 31, 2024, we did not have any borrowings or record any interest expense relating to the Bridge Loan (three and nine months ended March 31, 2023—nil).
Debt Discount and Issuance Costs
Debt discount and issuance costs relate primarily to costs incurred for the purpose of obtaining or amending our credit facilities and issuing our Senior Notes and are being amortized through interest expense over the respective terms of the Senior Notes, Senior Secured Notes, Term Loan B, and Acquisition Term Loan using the effective interest method and straight-line method for the Revolver. During the three and nine months ended March 31, 2024, we recognized a loss on debt extinguishment of $10.8 million related to the acceleration and recognition of unamortized debt discount and issuance costs resulting from the optional repayments of the Acquisition Term Loan in Fiscal 2024.
NOTE 12—PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS
Defined Benefit and Other Post-Retirement Benefit Plans
The Company has 52 pension and other post-retirement plans in multiple countries. All of our pension and other post-retirement plans are located outside of Canada and the United States. The plans are primarily located in Germany, which as of March 31, 2024, make up approximately 61% of the Company’s total net benefit pension obligations.
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
Other post-retirement plans include statutory plans that offer termination, indemnity or other end of service benefits. Many of these plans were assumed through our acquisitions or are required by local regulatory and statutory requirements. All of our defined benefit and other post-retirement plans are included in the aggregate projected benefit obligation within Pension liability, net on our Condensed Consolidated Balance Sheets.
The following are details of net pension expense relating to the defined benefit pension plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Pension expense:
Service cost	$2,789	$2,084	$8,342	$4,191
Interest cost	3,092	2,208	9,303	4,210
Expected return of plan assets	(2,864)	(1,946)	(8,575)	(2,780)
Amortization of actuarial (gains) losses	179	60	509	185
Net pension expense	$3,196	$2,406	$9,579	$5,806
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under Interest and other related expense, net on our Condensed Consolidated Statements of Income.
NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three and nine months ended March 31, 2024, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.25 and $0.75 per Common Share, respectively, in the aggregate amount of $67.3 million and $200.7 million, respectively, which we paid during the same periods (three and nine months ended March 31, 2023—$0.24299 and $0.72897 per Common Share, respectively, in the aggregate amount of $64.9 million and $194.5 million, respectively).
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
During the three and nine months ended March 31, 2024, nil and 1,400,000 Common Shares were purchased on the open market at a cost of nil and $53.1 million, respectively, and held under trust for potential settlement of awards under our LTIP or other plans as described below (three and nine months ended March 31, 2023—no Common Shares were purchased).
During the three and nine months ended March 31, 2024, we delivered to eligible participants 1,022,821 and 1,559,381 Common Shares, respectively, that were purchased in the open market in connection with the settlement of awards and other plans (three and nine months ended March 31, 2023—78,650 and 490,026 Common Shares, respectively).
Share Repurchase Plan
On November 4, 2021, the Board authorized a share repurchase plan (Fiscal 2022 Repurchase Plan), pursuant to which we may purchase for cancellation, in open market transactions, from time to time over the 12-month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares. During the three and nine months ended March 31, 2024 and 2023, we did not repurchase and cancel any Common Shares.
On April 30, 2024, the Board authorized a new share repurchase plan (Fiscal 2024 Repurchase Plan) pursuant to which we may purchase for cancellation, in open market transactions from time to time over the 12-month period commencing on May 7, 2024 until May 6, 2025, up to $250 million of our Common Shares. The Fiscal 2024 Repurchase Plan includes a normal course issuer bid to provide means to execute purchases over the Toronto Stock Exchange (TSX) (see Note 25 “Subsequent Events” for more details).

Share-Based Payments
Share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Stock Options (issued under Stock Option Plans)	$3,580	$3,908	$13,840	$13,217
Performance Share Units (issued under LTIP)	6,999	4,763	19,816	14,023
Restricted Share Units (issued under LTIP)	2,489	2,480	8,404	7,299
Restricted Share Units (other)	21,002	23,316	64,673	46,673
Deferred Share Units (directors)	776	889	2,378	3,138
Employee Stock Purchase Plan	1,196	1,012	4,201	4,048
Total share-based compensation expense	$36,042	$36,368	$113,312	$88,398

A summary of unrecognized compensation cost for unvested share-based payment awards is as follows:

	As of March 31, 2024
	Unrecognized Compensation Cost	Weighted Average Recognition Period (years)
Stock Options (issued under Stock Option Plans)	$43,438	2.5
Performance Share Units (issued under LTIP)	51,119	1.9
Restricted Share Units (issued under LTIP)	20,560	2.0
Restricted Share Units (other)	88,810	1.7
Total unrecognized share-based compensation cost	$203,927
Stock Option Plans
Stock Options
A summary of activity under our stock option plans for the nine months ended March 31, 2024 is as follows:

	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2023	12,219,439	$38.44	4.68	$62,473
Granted	1,571,730	38.87
Exercised	(942,192)	33.22
Forfeited or expired	(871,540)	37.62
Outstanding at March 31, 2024	11,977,437	$38.96	4.43	$35,333
Exercisable at March 31, 2024	4,562,883	$41.34	3.12	$5,566
As of March 31, 2024, 5,250,642 options to purchase Common Shares were available for issuance under our stock option plans.
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

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Weighted–average fair value of options granted	$11.10	$7.94	$9.84	$6.61
Weighted-average assumptions used:
Expected volatility	31.52%	29.66%	31.15%	28.65%
Risk–free interest rate	4.07%	3.82%	4.36%	4.00%
Expected dividend yield	2.29%	2.74%	2.53%	3.10%
Expected life (in years)	4.28	4.21	4.26	4.20
Forfeiture rate (based on historical rates)	7%	7%	7%	7%
Average exercise share price	$43.07	$34.70	$38.87	$30.69
Performance Options
During the three and nine months ended March 31, 2024, we did not grant performance options (during the three and nine months ended March 31, 2023—nil and 1,000,000, respectively).
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

Performance Share Units (Issued Under LTIP)
A summary of activity under our performance share units issued under the LTIP for the nine months ended March 31, 2024 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2023	1,013,385	$61.64	1.75	$42,106
Granted (1)	927,477	52.55
Vested (1)	(240,741)	61.23
Forfeited or expired	(88,593)	59.16
Outstanding at March 31, 2024	1,611,528	$56.96	1.97	$62,576
______________________
(1)PSUs are earned based on market or performance conditions and the actual number of PSUs earned, if any, is dependent upon performance and may range from 0 to 200 percent.
For the periods indicated, the weighted-average fair value of market-based PSUs issued under LTIP, and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Nine Months Ended March 31,
	2024	2023
Weighted–average fair value of performance share units granted	$59.48	$43.10 - $55.06
Weighted-average assumptions used:
Expected volatility	28%	29% - 31%
Risk–free interest rate	4.38%	3.13% - 3.39%
Expected dividend yield	—%	—%
Expected life (in years)	3.10	3.11
The weighted-average fair value of the performance-based PSUs granted was $40.14 for the nine months ended March 31, 2024.
Restricted Share Units (Issued Under LTIP)
A summary of activity under our RSUs issued under the LTIP for the nine months ended March 31, 2024 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2023	774,360	$42.83	1.68	$32,175
Granted	496,869	35.74
Vested	(223,577)	43.40
Forfeited or expired	(71,519)	40.19
Outstanding at March 31, 2024	976,133	$39.93	2.05	$37,903
Restricted Share Units (Other)
In addition to the grants made in connection with the LTIP discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. RSUs (other) vest over a specified contract date, typically two or three years from the respective date of grants.

A summary of activity under our RSUs (other) issued for the nine months ended March 31, 2024 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2023	5,310,595	$36.43	1.97	$220,655
Granted	1,395,784	38.60
Vested	(1,333,430)	42.52
Forfeited or expired	(271,589)	37.47
Outstanding at March 31, 2024	5,101,360	$35.61	1.94	$198,086
Deferred Share Units (DSUs)
The DSUs are granted to certain non-employee directors. DSUs are issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
A summary of activity under our DSUs issued for the nine months ended March 31, 2024 is as follows:

	Units	Weighted-Average Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2023 (1)	994,568	$29.98	0.36	$41,324
Granted	77,442	39.64
Outstanding at March 31, 2024 (2)	1,072,010	$30.68	0.67	$41,626
______________________
(1)    Includes 90,906 unvested DSUs.
(2)    Includes 47,871 unvested DSUs.
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%. During the three and nine months ended March 31, 2024, 312,990 and 786,736 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and nine months ended March 31, 2023—266,297 and 848,647 Common Shares, respectively). During the three and nine months ended March 31, 2024, cash in the amount of $10.3 million and $25.6 million, respectively, was received from employees relating to the ESPP (three and nine months ended March 31, 2023—$8.7 million and $22.5 million, respectively).

NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2024 - June 30, 2024	July 1, 2024 - June 30, 2026	July 1, 2026 - June 30, 2028	July 1, 2028 and beyond
Long-term debt obligations (1)	$11,186,995	$162,868	$2,012,561	$2,867,179	$6,144,387
Purchase obligations for contracts not accounted for as lease obligations (2)	384,173	76,161	288,756	19,256	—
Total	$11,571,168	$239,029	$2,301,317	$2,886,435	$6,144,387
______________________
(1)Includes interest up to maturity and principal payments. See Note 11 “Long-Term Debt” for more details.
(2)For contractual obligations relating to leases and purchase obligations accounted for under ASC Topic 842, see Note 6 “Leases.”
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of March 31, 2024, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $79 million. As of March 31, 2024, we have provisionally paid approximately $33 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within Long-term income taxes recoverable on the Condensed Consolidated Balance Sheets as of March 31, 2024.

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
The CRA has audited Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2019 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2019 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017 and on March 15, 2023, we filed our notice of objection regarding the reassessment in respect of Fiscal 2018. On December 11, 2023, we filed a notice of objection regarding Fiscal 2019. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2019 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2024 while the matter is in dispute.
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
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite Inc. (Carbonite), a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS) (the Luna Complaint). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the Securities Actions). On November 21, 2019, the district court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. On October 22, 2020, the district court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit. On December 21, 2021, the United States Court of Appeals for the First Circuit issued a decision reversing and remanding the Securities Actions to the district court for further proceedings. On July 14, 2023, the district court certified the lead plaintiff’s proposed class, following which the defendants filed a motion for class decertification. On January 31, 2024 the parties filed a motion for preliminary approval of a settlement to fully resolve the litigation and, on February 1, 2024, the court issued a preliminary approval order. The proposed settlement is subject to the court’s final approval and, if approved, will be substantially paid from insurance coverage, with any remaining amount not covered by insurance being immaterial to the Company. All defendants have denied, and continue to deny, the merit of the claims alleged in the case and the settlement does not reflect any admission of fault, wrongdoing, or liability as to any defendant.
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
NOTE 15—INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2024, increased to a provision of 5.8%, compared to a provision of (27.5)% for the three months ended March 31, 2023. The Company’s effective tax rate for the nine months ended March 31, 2024, decreased to a provision of 10.1%, compared to a provision of 26.5% for the nine months ended March 31, 2023.
The Company’s effective tax rate for the three months ended March 31, 2024, differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to change in valuation allowance, foreign tax credits, and research and development credits, partially offset by U.S. Base Erosion and Anti-Abuse Tax (BEAT), withholding taxes, and an increase to uncertain tax positions.
The Company’s effective tax rate for the three months ended March 31, 2023, differs from the Canadian statutory rate primarily due to tax benefits related to the internal reorganization and a pre-tax gain created by the mark-to-market valuation on the derivatives not designated as hedges that the Company entered into in connection with the Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities”). The mark-to-market gains in the quarter were considered capital in nature for income tax purposes and 50% of realized gains were not taxable. Other items impacting the rate included permanent items such as disallowed stock-based compensation and foreign income inclusions, offset by research and development credits, foreign tax credits and a net decrease in uncertain tax positions.
The Company’s effective tax rate for the nine months ended March 31, 2024, differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to foreign tax credits, research and development credits, and a change in valuation allowance, partially offset by U.S. BEAT and withholding taxes.
The Company’s effective tax rate for the nine months ended March 31, 2023, differs from the Canadian statutory rate primarily due to a net increase in uncertain tax positions, US BEAT and permanent items such as disallowed stock-based compensation and foreign passive income inclusion, partially offset by research and development credits, foreign tax credits, 50% non-taxable portion of capital gains on mark-to-market derivatives not designated as a hedge and tax benefits of internal reorganizations.

As of March 31, 2024, the gross amount of unrecognized tax benefits accrued was $187.3 million (June 30, 2023 — $178.7 million), which is inclusive of interest and penalties accrued of $21.1 million (June 30, 2023 — $13.5 million). We believe that it is reasonably possible that the gross unrecognized tax benefit could decrease by $34.5 million in the next 12 months, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
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
The timing of the resolution of income tax audits is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax audits in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on tax filings. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements. We cannot currently provide an estimate of the range of possible outcomes. For more information relating to certain income tax audits, refer to Note 14 “Guarantees and Contingencies.”
As of March 31, 2024, we have recognized a deferred income tax liability of $28.5 million (June 30, 2023—$28.3 million) on taxable temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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
In February 2021, Micro Focus received and settled GBP denominated State Aid charging notices issued by HM Revenue and Customs, following the requirement for the UK government to start collection proceedings. As a result, Micro Focus recorded a long-term income tax receivable of $44.3 million. This reflects the payment that was made following the final decision published by the European Commission on its State Aid investigation into the UK’s ‘Financing Company Partial Exemption’ legislation. Based on management’s assessment of the value of the underlying tax benefit under dispute, and as supported by external professional advice, Micro Focus believed they had no liability in respect of these matters and therefore no tax charge was recorded.
On June 8, 2022, the General Court of the CJEU found in favor of the European Commission’s decision that the UK’s ‘Financing Company Partial Exemption’ legislation is in breach of EU State Aid rules. The UK government and UK-based international companies, supported by Micro Focus, lodged an appeal against the judgement with the CJEU. Micro Focus previously received and settled State Aid charging notices from HM Revenue and Customs (including historic interest) and given that an appeal would be expected to take more than a year, a long-term income tax recoverable continues to be recognized as part of non-current tangible assets as of March 31, 2024, as described in Note 19 “Acquisitions and Divestitures.”
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
The following table summarizes the fair value of our financial instruments as of March 31, 2024 and June 30, 2023:

		Fair Value
	Fair Value Hierarchy	March 31, 2024	June 30, 2023
Assets:
Available-for-sale financial assets (Note 9)	Level 2	$15,803	$15,231
Available-for-sale financial assets (Note 9)	Level 3	$24,812	$24,627
Derivative asset (Note 17)	Level 2	$815	$3,547

Liabilities:
Derivative liability (Note 17)	Level 2	$(176,169)	$(161,191)
Senior Notes (Note 11) (1)	Level 2	$(4,004,164)	$(3,827,888)
______________________
(1)    Senior Notes are presented within the Condensed Consolidated Balance Sheets at amortized cost. See Note 11 “Long-Term Debt” for further details.
Changes in Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in the fair value of our Level 3 available-for-sale financial assets between June 30, 2023 and March 31, 2024.

Available-for-sale financial assets
Balance as of June 30, 2023	$24,627
Gain (loss) recognized in income	185
Balance as of March 31, 2024	$24,812
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended March 31, 2024 and 2023, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended March 31, 2024 and 2023, respectively, no indications of impairments were identified and therefore no fair value measurements were required.
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
These instruments were entered into as economic hedges to mitigate foreign currency risks associated with the Micro Focus Acquisition. The instruments did not initially qualify for hedge accounting at the time they were entered into. In connection with the closing of the Micro Focus Acquisition, the deal-contingent forward and non-deal contingent forward contracts were settled and we designated the 7-year EUR/USD cross currency swaps as net investment hedges (see further details below). The 5-year EUR/USD cross currency swaps are non-designated and are measured at fair value with changes to fair value being recognized in the Condensed Consolidated Statements of Income within Other income (expense), net.
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
In accordance with Topic 815 certain components of the designated cross currency swaps relating to counterparty credit risk and forward exchange rates were excluded from the above effectiveness assessment. The fair value of these excluded components will be amortized over the life of the hedging instruments within Interest and other related expense, net within the Condensed Consolidated Statements of Income. Additionally, we will record the cash flows related to the periodic interest settlements on the 5-year EUR/USD cross currency swaps within the investing activities section of the Condensed Consolidated Statements of Cash Flows. Any gains or losses recognized upon settlement of the cross currency swaps will be recorded within the investing activities section of the Condensed Consolidated Statements of Cash Flows.
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
We have designated these transactions as cash flow hedges of forecasted transactions under Topic 815. As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within Other comprehensive income (loss), net within the Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2024, the fair value of the contracts is recorded within Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets and represents the net loss before tax effect that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months.
As of March 31, 2024, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $96.2 million (June 30, 2023—$96.3 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The fair values of outstanding derivative instruments are as follows:

		As of March 31, 2024		As of June 30, 2023
Instrument	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedges:
Cash flow hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$—	$(509)	$1,530	$—
Net investment hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	243	(98,774)	596	(87,855)
Total derivatives designated as hedges		$243	$(99,283)	$2,126	$(87,855)

Derivatives not designated as hedges:
Cross currency swap contracts	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	572	(76,886)	1,421	(73,336)
Total derivatives not designated as hedges		$572	$(76,886)	$1,421	$(73,336)
Total derivatives		$815	$(176,169)	$3,547	$(161,191)

The effects of gains (losses) from derivative instruments on our Condensed Consolidated Statements of Income is as follows:

		Three Months Ended March 31,		Nine Months Ended March 31,
Instrument	Income Statement Location	2024	2023	2024	2023
Derivatives designated as hedges:
Cash flow hedge	Operating expenses	$(160)	$(951)	$(618)	$(3,249)
Net investment hedge	Interest and other related expense, net	920	491	2,735	491

Derivatives not designated as hedges:
Deal-contingent forward contract	Other income (expense), net	—	9,072	—	9,357
Non-contingent forward contract	Other income (expense), net	—	2,489	—	9,052
Cross currency swap contracts	Other income (expense), net	16,671	23,197	(3,551)	6,495
Cross currency swap contracts	Interest and other related expense, net	854	627	2,540	627
Total		$18,285	$34,925	$1,106	$22,773
The effects of the cash flow and net investment hedges on our Condensed Consolidated Statements of Comprehensive Income:

	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income Location	Three Months Ended March 31,		Nine Months Ended March 31,
		2024	2023	2024	2023
Gain (loss) recognized in OCI (loss) on cash flow hedge (effective portion)	Unrealized gain (loss) on cash flow hedge	$(2,223)	$53	$(2,657)	$(3,187)
Gain (loss) recognized in OCI (loss) on net investment hedge (effective portion)	Net foreign currency translation adjustment	$15,096	$(11,093)	$(10,919)	$(11,093)
Gain (loss) reclassified from AOCI into income (effective portion) - cash flow hedge	Operating expenses	$(160)	$(951)	$(618)	$(3,249)
Gain (loss) reclassified from AOCI into income (excluded from effectiveness testing) - net investment hedge	Interest and other related expense, net	$561	$187	$1,683	$187
NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Micro Focus Acquisition Restructuring Plan	$9,597	$11,173	$61,221	$11,173
Fiscal 2022 Restructuring Plan	(39)	(868)	35	7,233
Other historical restructuring plans	(113)	(455)	(570)	(1,545)
Divestiture-related costs	7,331	—	14,313	—
Acquisition-related costs	676	34,795	1,796	45,383
Other charges (recoveries)	2,109	29,705	10,726	36,693
Total	$19,561	$74,350	$87,521	$98,937

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
During the three and nine months ended March 31, 2024, we recognized costs of $10.1 million and $27.8 million, respectively, related to abandoned office spaces that have been early terminated or assigned to a third party, of which $4.3 million and $14.5 million, respectively, were related to the write-off of right of use assets, and $1.0 million and $2.5 million, respectively, in charges associated with the write-off of property and equipment as part of the Micro Focus Acquisition Restructuring Plan.
As of March 31, 2024, we expect total costs to be incurred in connection with the Micro Focus Acquisition Restructuring Plan to be approximately $155.0 million to $170.0 million, of which $133.5 million has been recorded within Special charges (recoveries) within the Condensed Consolidated Statements of Income to date.
A reconciliation of the beginning and ending restructuring liability, which is included within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets, for the nine months ended March 31, 2024 is shown below.

Micro Focus Acquisition Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2023	$25,816	$7,276	$33,092
Accruals and adjustments	33,413	13,302	46,715
Cash payments	(44,680)	(3,079)	(47,759)
Foreign exchange and other non-cash adjustments	198	(2,860)	(2,662)
Balance payable as of March 31, 2024	$14,747	$14,639	$29,386
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
During the three and nine months ended March 31, 2024, we recognized costs of nil and $0.2 million, respectively, related to abandoned office spaces that have been early terminated or assigned to a third party, of which nil related to the write-off of right of use assets.
Since the inception of the Fiscal 2022 Restructuring Plan, $32.6 million has been recorded within Special charges (recoveries) in our Condensed Consolidated Financial Statements to date. We do not expect to incur any further significant charges relating to the Fiscal 2022 Restructuring Plan.
A reconciliation of the beginning and ending restructuring liability, which is included within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets, for the nine months ended March 31, 2024 is shown below.

Fiscal 2022 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2023	$497	$3,308	$3,805
Accruals and adjustments	(160)	131	(29)
Cash payments	(156)	(830)	(986)
Foreign exchange and other non-cash adjustments	(7)	(45)	(52)
Balance payable as of March 31, 2024	$174	$2,564	$2,738

Divestiture-related costs
Divestiture-related costs, recorded within Special charges (recoveries), include the direct costs related to the AMC Divestiture. For the three and nine months ended March 31, 2024, divestiture-related costs were $7.3 million and $14.3 million, respectively (three and nine months ended March 31, 2023—nil).
Acquisition-related costs
Acquisition-related costs, recorded within Special charges (recoveries), include direct costs of potential and completed acquisitions. Acquisition-related costs for the three and nine months ended March 31, 2024 were $0.7 million and $1.8 million, respectively (three and nine months ended March 31, 2023—$34.8 million and $45.4 million, respectively).
Other charges (recoveries)
For the three and nine months ended March 31, 2024, Other charges (recoveries) includes $0.1 million and $5.5 million, of compensation related charges and $1.7 million and $4.1 million of other miscellaneous charges, respectively, both associated with the Micro Focus Acquisition, along with $0.3 million and $1.2 million related to pre-acquisition equity incentives of Zix Corporation (Zix), which upon acquisition were replaced by equivalent value cash settlements (see Note 19 “Acquisitions and Divestitures”).
For the three and nine months ended March 31, 2023, Other charges (recoveries) includes $21.4 million of severance charges, $7.5 million of other miscellaneous charges, both associated with the Micro Focus Acquisition and $0.8 million and $8.0 million, respectively, related to Zix pre-acquisition equity incentives, which upon acquisition were replaced by equivalent value cash settlements, and nil and $(0.2) million, respectively, related to other Zix miscellaneous charges (recoveries).
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
Purchase Price Allocation
As of March 31, 2024, the recognized amounts of identifiable assets acquired and liabilities assumed, based on their fair values as of January 31, 2023, are set forth below:

Cash and cash equivalents	$541,584
Accounts receivable, net of allowances for credit losses (1)	408,921
Other current assets (3)	288,842
Non-current tangible assets	441,129
Goodwill (2) (3)	3,385,572
Intangible customer assets	2,162,400
Intangible technology assets	1,392,300
Accounts payable and accrued liabilities	(473,635)
Deferred revenues	(1,107,627)
Other liabilities (3)	(793,049)
Net assets acquired	$6,246,437
______________________
(1)The gross amount receivable was $418.2 million of which $9.3 million of this receivable was expected to be uncollectible.
(2)The goodwill of $3.4 billion is primarily attributable to the synergies expected to arise after the acquisition. There is $67.3 million of goodwill that is deductible for tax purposes.
(3)Current period purchase price allocation adjustments of $32.1 million for the nine months ended March 31, 2024, were primarily driven by changes in other current assets and other liabilities related to adjustments of pre-acquisition other current assets and deferred tax liabilities.
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
The finalization of the purchase price allocation during the three months ended March 31, 2024 did not result in any significant changes to the preliminary amounts previously disclosed.
The unaudited pro forma revenues and net income (loss) of the combined entity for the three and nine months ended March 31, 2023, had the Micro Focus Acquisition been consummated on July 1, 2021, are set forth below:

	Three Months Ended March 31,	Nine Months Ended March 31,
Supplemental Unaudited Pro Forma Information	2023	2023
Revenues	$1,456,893	$4,442,276
Net income (loss) (1)	(1,302)	(453,839)
Net income (loss) attributable to OpenText (1)	(1,359)	(453,977)
______________________
(1)Included in the pro forma net loss for the three and nine months ended March 31, 2023, is a $448.2 million goodwill impairment by Micro Focus in its pre-acquisition historical results as a result of the Company’s offer to acquire Micro Focus at a price of 532 pence per share.
The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Micro Focus Acquisition had taken place at the beginning of the periods presented or the results that may be realized in the future.
Fiscal 2024 Divestiture
Divestiture of AMC Business
On May 1, 2024, the Company completed the previously announced sale of its AMC business to Rocket Software for $2.275 billion in cash before taxes, fees and other adjustments. For the three and nine months ended March 31, 2024, the results of the AMC business were recorded and presented within our Condensed Consolidated Financial Statements. See Note 25 “Subsequent Events” for more details.
As of March 31, 2024, the Company determined that the assets and liabilities of the AMC business met the criteria for held for sale classification and the respective assets and liabilities have been reclassified to Assets held for sale and Liabilities held for sale reported in our Condensed Consolidated Balance Sheets. The Company has determined that the AMC business does not constitute a component, as its operations and cash flows cannot be clearly distinguished from the rest of the Company’s operations and cash flows due to significant shared costs, therefore, the transaction does not meet the discontinued

operations criteria, and the results of operations from the AMC business are presented within Income from operations in our Condensed Consolidated Statements of Income. The Company expects that the sale proceeds less costs to sell will exceed the carrying value of the net assets for the AMC business. The carrying value is subject to change based on developments leading up to the closing date.
The following are classified as held for sale in the Condensed Consolidated Balance Sheets, which are related to the AMC Divestiture. The following balances incorporate the use of management estimates and are subject to change based on developments leading up to the closing date of the transaction. Refer to Note 1 “Basis of Presentation.”

As of March 31, 2024
Assets held for sale
Accounts receivable trade, net of allowance for credit losses	$68,767
Contract assets	5,514
Prepaid expenses and other current assets	1,882
Property and equipment	992
Operating lease right of use assets	3,431
Long-term contract assets	2,880
Goodwill	1,102,367
Acquired intangible assets	930,712
Other assets	3,766
Total Assets held for sale	$2,120,311

Liabilities held for sale
Accounts payable and accrued liabilities	$18,865
Operating lease liabilities	2,057
Deferred revenues	176,862
Long-term accrued liabilities	2,069
Pension liability, net	2,393
Long-term operating lease liabilities	1,402
Long-term deferred revenues	24,458
Total Liabilities held for sale	$228,106
The Company presents its deferred tax assets and liabilities related to transactions structured as share sales within Deferred tax assets and Deferred tax liabilities in our Condensed Consolidated Balance Sheets instead of presenting them as Assets held for sale or Liabilities held for sale in accordance with our accounting policies. The deferred tax liability associated with the share sale entities related to the AMC Divestiture, which was not presented as part of Liabilities held for sale, was $113.3 million as of March 31, 2024.
NOTE 20—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2024
	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$(74,493)	$1,142	$(373)	$(9,775)	$(83,499)
Other comprehensive income (loss) before reclassifications, net of tax	11,765	(1,634)	90	—	10,221
Amounts reclassified into net income, net of tax	—	118	—	115	233
Total other comprehensive income (loss), net for the period	11,765	(1,516)	90	115	10,454
Balance as of March 31, 2024	$(62,728)	$(374)	$(283)	$(9,660)	$(73,045)

	Nine Months Ended March 31, 2024
	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Investments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2023	$(44,114)	$1,124	$(602)	$(9,967)	$(53,559)
Other comprehensive income (loss) before reclassifications, net of tax	(18,614)	(1,953)	319	(110)	(20,358)
Amounts reclassified into net income, net of tax	—	455	—	417	872
Total other comprehensive income (loss), net for the period	(18,614)	(1,498)	319	307	(19,486)
Balance as of March 31, 2024	$(62,728)	$(374)	$(283)	$(9,660)	$(73,045)
______________________
(1)The amount of foreign currency translation recognized in other comprehensive income during the three and nine months ended March 31, 2024 included net gains (losses) relating to our net investment hedges of $15.1 million and $(10.9) million, respectively, as further discussed in Note 17 “Derivative Instruments and Hedging Activities.”

	Three Months Ended March 31, 2023
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-Sale Investments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(263)	$(1,348)	$—	$583	$(1,028)
Other comprehensive income (loss) before reclassifications, net of tax	(28,640)	38	(900)	(3,318)	(32,820)
Amounts reclassified into net income, net of tax	—	699	—	35	734
Total other comprehensive income (loss), net for the period	(28,640)	737	(900)	(3,283)	(32,086)
Balance as of March 31, 2023	$(28,903)	$(611)	$(900)	$(2,700)	$(33,114)

	Nine Months Ended March 31, 2023
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-Sale Investments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2022	$(3,316)	$(656)	$—	$(3,687)	$(7,659)
Other comprehensive income (loss) before reclassifications, net of tax	(25,587)	(2,343)	(900)	878	(27,952)
Amounts reclassified into net income, net of tax	—	2,388	—	109	2,497
Total other comprehensive income (loss), net for the period	(25,587)	45	(900)	987	(25,455)
Balance as of March 31, 2023	$(28,903)	$(611)	$(900)	$(2,700)	$(33,114)
NOTE 21—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
	2024	2023
Cash paid during the period for interest	$409,452	$196,238
Cash received during the period for interest	$31,587	$41,013
Cash paid during the period for income taxes	$198,271	$122,991

NOTE 22—OTHER INCOME (EXPENSE), NET

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Foreign exchange gains (losses) (1)	$3,806	$55,558	$(4,384)	$54,257
Unrealized gains (losses) on derivatives not designated as hedges (2)	16,671	(102,713)	(3,551)	(112,567)
Realized gains on derivatives not designated as hedges (3)	—	137,471	—	137,471
OpenText share in net loss of equity investees (4)	(835)	(4,724)	(19,013)	(11,547)
Loss on debt extinguishment (5) (6)	(10,803)	(21)	(10,803)	(8,152)
Other miscellaneous income (expense)	1,111	135	(913)	362
Total other income (expense), net	$9,950	$85,706	$(38,664)	$59,824
______________________
(1)The three and nine months ended March 31, 2023 include a foreign exchange gain of $36.6 million resulting from the delayed payment of a portion of the purchase consideration, settled on February 9, 2023, related to the Micro Focus Acquisition (see Note 19 “Acquisitions and Divestitures” for more details).
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
(6)During the three and nine months ended March 31, 2024, we recognized a loss on debt extinguishment of $10.8 million related to the acceleration and recognition of unamortized debt discount and issuance costs resulting from the optional repayments of the Acquisition Term Loan in Fiscal 2024 (see Note 11 “Long-Term Debt” for more details).
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Basic earnings per share
Net income attributable to OpenText	$98,285	$57,556	$216,861	$199,113
Basic earnings per share attributable to OpenText	$0.36	$0.21	$0.80	$0.74
Diluted earnings per share
Net income attributable to OpenText	$98,285	$57,556	$216,861	$199,113
Diluted earnings per share attributable to OpenText	$0.36	$0.21	$0.80	$0.74
Weighted-average number of shares outstanding (in ‘000’s)
Basic	272,272	270,441	271,671	270,143
Effect of dilutive securities	761	209	678	30
Diluted	273,033	270,650	272,349	270,173
Excluded as anti-dilutive (1)	7,414	9,014	7,631	9,210
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
During the nine months ended March 31, 2024, Mr. Stephen Sadler, a member of the Board of Directors, earned $5 thousand (nine months ended March 31, 2023—$0.3 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 25—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on April 30, 2024, a dividend of $0.25 per Common Share. The record date for this dividend is May 31, 2024 and the payment date is June 18, 2024. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Divestiture of AMC Business
On May 1, 2024, the Company completed the previously announced sale of its AMC business to Rocket Software, for $2.275 billion in cash before taxes, fees and other adjustments. For the three and nine months ended March 31, 2024, the results of the AMC business were recorded and presented within our Condensed Consolidated Financial Statements. Due to the limited time since the transaction’s closing date and the size and complexity of the transaction, the Company has not completed the accounting for the business divestiture, including the determination of the gain or loss to be recognized in connection with its completion. The Company is using the net proceeds from the transaction to prepay in full the outstanding principal balances of the Term Loan B and prepay a portion of the outstanding principal balance of the Acquisition Term Loan, as further described below under “Debt Prepayment.” The Company has also agreed to provide certain transition services to Rocket Software following completion of the divestiture for up to 24 months.
Debt Prepayment
On May 1, 2024, we provided notices to prepay $2.0 billion of our aggregate outstanding debt including $1.06 billion on the Acquisition Term Loan and $940 million under Term Loan B using net proceeds from the AMC Divestiture. We expect the prepayments to be made on or about May 6, 2024, at which point the remaining balance of the Acquisition Term Loan will be $2.23 billion and the Term Loan B will have been repaid in full.
Share Repurchase Plan
On April 30, 2024, the Board authorized a share repurchase plan (the Fiscal 2024 Repurchase Plan), pursuant to which we may purchase for cancellation, in open market transactions from time to time over the 12 month period commencing on May 7, 2024 until May 6, 2025, up to an aggregate of $250 million of our Common Shares on the NASDAQ Global Select Market, the TSX (as part of a Fiscal 2024 NCIB, defined below) and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules.

Normal Course Issuer Bid (NCIB)
On April 30, 2024, the Company established a Normal Course Issuer Bid (the Fiscal 2024 NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2024 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2024 NCIB, pursuant to which the Company may purchase Common Shares over the TSX for the period commencing on May 7, 2024 until May 6, 2025 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 13,643,472 (representing 5% of the Company’s issued and outstanding Common Shares as of April 26, 2024), and the maximum number of Common Shares that could be purchased on a single day was 138,175 Common Shares, which was 25% of 552,700 (the average daily trading volume for the Common Shares on the TSX for the six months ended March 31, 2024), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18 under the Exchange Act.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal years beginning July 1, 2023 and ending June 30, 2024 (Fiscal 2024) and July 1, 2024 and ending June 30, 2025 (Fiscal 2025) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and operations, and business planning process; (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases, the timing thereof and the customers targeted; (viii) the Company’s financial condition, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) acquisitions and their expected impact, including our ability to realize the benefits expected from the acquisitions and to successfully integrate the assets we acquire or utilize such assets to their full capacity, including in connection with the acquisition of Micro Focus International Limited, formerly Micro Focus International plc, and its subsidiaries (Micro Focus) (see Note 19 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details); (xxiii) tax audits; (xxiv) the expected impact of our decision to cease all direct business in Russia and Belarus and with known Russian-owned companies;(xxv) expected costs of the restructuring plans; (xxvi) targets regarding greenhouse gas emissions, waste diversion, energy consumption and Equity, Diversity and Inclusion (ED&I) initiatives; (xvii) integration of Micro Focus, resulting synergies and timing thereof; (xxviii) divestitures and their expected impact, including in connection with the divestiture of the Application, Modernization and Connectivity (AMC) business (the AMC Divestiture) (see Note 19 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details); (xxix) our intention to use the net proceeds of the AMC Divestiture to prepay certain debt and the timing thereof (see Note 25 “Subsequent Events” to our Condensed Consolidated Financial Statements for more details); (xxx) expected size and timing of the Fiscal 2024 Repurchase Plan, including execution thereof; and (xxxi) other matters.
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) our inability to realize successfully any anticipated synergy benefits from the acquisition of Micro Focus (Micro Focus Acquisition); (ii) the actual and potential impacts of the use of cash and incurrence of indebtedness, including the granting of security interests related to such debt; (iii) the change in scope and size of our operations as a result of the Micro Focus Acquisition and the AMC Divestiture; (iv) the uncertainty around expectations related to Micro Focus’

business prospects; (v) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (vi) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses, including the acquisition of Micro Focus, (vii) the potential for the incurrence of or assumption of debt in connection with acquisitions, its impact on future operations and on the ratings or outlooks of rating agencies on our outstanding debt securities, and the possibility of not being able to generate sufficient cash to service all indebtedness; (viii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (ix) the risks associated with bringing new products and services to market; (x) fluctuations in currency exchange rates (including as a result of the impact of any policy changes resulting from trade and tariff disputes) and the impact of mark-to-market valuation relating to associated derivatives; (xi) delays in the purchasing decisions of the Company’s customers; (xii) competition the Company faces in its industry and/or marketplace; (xiii) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xiv) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xvi) the continuous commitment of the Company’s customers; (xvii) demand for the Company’s products and services; (xviii) increase in exposure to international business risks including the impact of geopolitical instability, political unrest, war and other global conflicts, and other geopolitical tensions, including the Russia-Ukraine and the Israel-Hamas wars, as we continue to increase our international operations; (xix) adverse macroeconomic conditions, including inflation, disruptions in global supply chains and increased labour costs; (xx) inability to raise capital at all or on not unfavorable terms in the future; (xxi) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); (xxii) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities; and (xxiii) risks related to the AMC Divestiture and the impact of the divestiture on our remaining business. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company’s offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic due to remote working arrangements; (xiv) failure to achieve our environmental goals on energy consumption, waste diversion and greenhouse gas emissions or our targets relating to ED&I initiatives; (xv) failure to attract and retain key personnel to develop and effectively manage the Company’s business; and (xvi) the ability of the Company’s subsidiaries to make distributions to the Company.
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
All dollar and percentage comparisons made herein refer to the three and nine months ended March 31, 2024 compared with the three and nine months ended March 31, 2023, unless otherwise noted.

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
As of March 31, 2024, we employed a total of approximately 23,700 individuals. Of the total 23,700 individuals we employed as of March 31, 2024, 8,700 or 37% are in the Americas, 5,400 or 23% are in EMEA and 9,600 or 40% are in Asia Pacific. Currently, we have employees in 44 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. See “Results of Operations” below for our definitions of geographic regions.
Quarterly Summary:
During the third quarter of Fiscal 2024 (which includes the results of Micro Focus, which has an impact on period-over-period comparisons) we saw the following activity:
•Total revenue was $1,447.1 million, up 16.3% compared to the same period in the prior fiscal year; up 16.0% after factoring in the favorable impact of $3.5 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $1,146.0 million, up 13.3% compared to the same period in the prior fiscal year; up 13.1% after factoring in the favorable impact of $2.6 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $454.5 million, up 4.4% compared to the same period in the prior fiscal year; up 4.4% after factoring in the favorable impact of $0.1 million of foreign exchange rate changes.
•GAAP-based gross margin was 73.0% compared to 70.3% in the same period in the prior fiscal year.
•Non-GAAP-based gross margin was 76.7% compared to 75.8% in the same period in the prior fiscal year.
•GAAP-based net income attributable to OpenText was $98.3 million compared to $57.6 million in the same period in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $257.0 million compared to $197.8 million in the same period in the prior fiscal year.
•GAAP-based earnings per share (EPS), diluted, was $0.36 compared to $0.21 in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $0.94 compared to $0.73 the same period in the prior fiscal year.

•Adjusted EBITDA, a non-GAAP measure, was $463.7 million compared to $365.1 million in the same period in the prior fiscal year.
•Operating cash flow was $782.5 million for the nine months ended March 31, 2024 compared to $663.9 million in the same period in the prior fiscal year, up 17.9%.
•Cash and cash equivalents were $1,125.3 million as of March 31, 2024, compared to $1,231.6 million as of June 30, 2023.
•We repaid $175 million drawn under the Acquisition Term Loan in January 2024.
•Enterprise cloud bookings were $165.1 million, compared to $108.2 million in the same period in the prior fiscal year. We define Enterprise cloud bookings as the total value from cloud services and subscription contracts entered into in the period that is new, committed and incremental to our existing contracts, entered into with our enterprise-based customers.
Following the end of the third quarter of Fiscal 2024, we saw the following activity:
•On May 1, 2024, we completed the previously announced sale of our AMC business to Rocket Software, for $2.275 billion in cash before taxes, fees and other adjustments. As part of this sale, we have agreed to provide certain transition services to Rocket Software following completion of the divestiture for up to 24 months.
•On May 1, 2024, we provided notices to prepay $2.0 billion of our aggregate outstanding debt including an additional $1.06 billion on the Acquisition Term Loan and $940 million under Term Loan B using net proceeds from the AMC Divestiture. We expect the prepayments to be made on or about May 6, 2024, at which point the remaining balance of the Acquisition Term Loan will be $2.23 billion and the Term Loan B will have been repaid in full.
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
Acquisition of Micro Focus
On January 31, 2023, we acquired all of the issued and to be issued share capital of Micro Focus for a total purchase price of $6.2 billion, inclusive of Micro Focus’ cash and repayment of Micro Focus’ outstanding indebtedness, subject to final adjustments. The results of operations of Micro Focus have been consolidated with those of OpenText beginning February 1, 2023. The Micro Focus Acquisition has contributed to the growth in our revenues and impacts period-over-period comparability. See Note 19 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details.
Divestiture of AMC Business
On May 1, 2024, the Company completed the previously announced sale of its AMC business to Rocket Software for $2.275 billion in cash before taxes, fees and other adjustments. For the three and nine months ended March 31, 2024, the results of the AMC business were recorded and presented within our Condensed Consolidated Financial Statements. See Note 25 “Subsequent Events” to our Condensed Consolidated Financial Statements for more details.
As of March 31, 2024, the Company determined that the assets and liabilities of the AMC business met the criteria for held for sale classification and the respective assets and liabilities have been reclassified to Assets held for sale and Liabilities held for sale reported in our Condensed Consolidated Balance Sheets. The Company has determined that the AMC business does not constitute a component, as its operations and cash flows cannot be clearly distinguished from the rest of the Company’s operations and cash flows due to significant shared costs, therefore, the transaction does not meet the discontinued operations criteria, and the results of operations from the AMC business are presented within Income from operations in our Condensed Consolidated Statements of Income. The Company expects that the sale proceeds less costs to sell will exceed the carrying value of the net assets for the AMC business. The carrying value is subject to change based on developments leading up to the closing date. See Note 19 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details.

Impacts of Geopolitical Conflicts and Diplomatic Tensions
We continue to monitor the geopolitical conflicts and diplomatic tensions around the world, including the Russia-Ukraine and Israel-Hamas wars. We have ceased all direct business in Russia and Belarus and with known Russian-owned companies. We continue to operate our Israeli-based business and support our employees in the region. While our operations within these locations are not material and we do not expect these geopolitical conflicts to have a material adverse effect on our overall business, results of operations or financial condition, it is not possible to predict the broader consequences of these conflicts, including adverse effects on the global economy, on our business and operations as well as those of our customers, partners and third party service providers. For more information, see Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for Fiscal 2023.
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
We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our existing customer base and new customers, which includes Global 10,000 companies (G10K), SMBs and consumers. The G10K are the world's largest companies, ranked by estimated total revenues, as well as the world's largest governments and global organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. On a fiscal year-to-date basis, we have invested $688.7 million or 15.6% of revenue in R&D expense, which is in line with our target spend for R&D expense this fiscal year.
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
The completion of the Micro Focus Acquisition during Fiscal 2023 substantially expanded our scope and size by adding assets and operations to our existing business. We have incurred and will continue to incur additional integration costs. As part of the Micro Focus Acquisition, we made a strategic decision to implement a restructuring plan that impacted its global workforce and further reduced our real estate footprint around the world in an effort to further streamline our operations, consistent with previously announced cost synergies of $400 million (Micro Focus Acquisition Restructuring Plan). The total size of the plan is expected to result in a reduction in the combined workforce of approximately 8%, or 2,000 employees, with an estimated cost of $155 million to $170 million, of which we have incurred $133.5 million as of March 31, 2024. We expect the Micro Focus Acquisition Restructuring Plan to be completed by the end of Fiscal 2024. See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2023. The Micro Focus Acquisition has a significant impact on period-over-period comparability as more fully discussed below.
On May 1, 2024, we completed the previously announced sale of the AMC business to Rocket Software, for $2.275 billion in cash before taxes, fees and other adjustments. For the three and nine months ended March 31, 2024, the results of the AMC business were recorded and presented within our Condensed Consolidated Financial Statements. See Note 25 “Subsequent Events” to our Condensed Consolidated Financial Statements for more details. On May 1, 2024, we provided notices to prepay $2.0 billion of our aggregate outstanding debt including $940 million of the aggregate principal amounts outstanding under the Term Loan B (as defined below) and $1.06 billion of the outstanding balance on the Acquisition Term Loan (as defined below), using the net proceeds from the AMC Divestiture. We do not expect the divestiture to have a material impact to our Fiscal 2024 operating results. See Part II, Item 1A “Risk Factors” herein and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2023. Due to the limited time since the transaction’s closing date and the size and complexity of the transaction, the Company has not completed the accounting for the business divestiture, including the determination of the gain or loss to be recognized in connection with its completion.

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
(i)Revenue recognition,
(ii)Goodwill,
(iii)Acquired intangibles, and
(iv)Income taxes.
For a full discussion of all our accounting policies, see Note 2 “Accounting Policies and Recent Accounting Pronouncements” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2023.
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
The comparability of our operating results for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was impacted by the Micro Focus Acquisition, the results of which were consolidated with those of Open Text beginning February 1, 2023. As such, consolidated operating results for the three months ended March 31, 2023 and 2024 include two and three months, respectively, of Micro Focus operating results.
Our total revenues increased by $202.5 million across all of our product types for the three months ended March 31, 2024, relative to the three months ended March 31, 2023, primarily due to revenue contributions from the Micro Focus Acquisition and a favorable impact of $3.5 million of foreign exchange rate changes. Micro Focus contributed $564.7 million to our total revenues for the three months ended March 31, 2024, of which $366.5 million related to customer support revenues and $117.6 million related to license revenues. Micro Focus total revenues increased by $190.3 million during the three months ended March 31, 2024, as compared to the same period in the prior fiscal year.
Total cost of revenues increased by $21.6 million for the three months ended March 31, 2024, relative to the three months ended March 31, 2023, primarily from additional cost of revenues as a result of the Micro Focus Acquisition, partially offset by reductions in amortization related to intangible assets associated with the AMC Divestiture and its held for sale classification. Micro Focus incurred $140.4 million of cost of revenues during the three months ended March 31, 2024, an increase of $32.2 million as compared to the same period in the prior fiscal year.
Total operating expenses increased by $17.8 million for the three months ended March 31, 2024, relative to the three months ended March 31, 2023, primarily from additional operating expenses as a result of the Micro Focus Acquisition, partially offset by decreased acquisition related costs. Micro Focus incurred $321.1 million of operating expenses during the three months ended March 31, 2024, of which $262.4 million was related to research and development, sales and marketing, and general and administrative expenses. Micro Focus total operating expenses increased by $5.8 million during the three months ended March 31, 2024, of which $38.7 million was related to research and development, sales and marketing, and general and administrative expenses, which were partly offset by decreased acquisition related costs, as compared to the same period in the prior fiscal year.
The comparability of our operating results for the nine months ended March 31, 2024, as compared to the nine months ended March 31, 2023, was impacted by the Micro Focus Acquisition, the results of which were consolidated with those of Open Text beginning February 1, 2023. As such, consolidated operating results for the nine months ended March 31, 2023 and 2024 include two and nine months, respectively, of Micro Focus operating results.
Our total revenues increased by $1,413.3 million across all of our product types for the nine months ended March 31, 2024 relative to the nine months ended March 31, 2023, primarily due to revenue contributions from the Micro Focus Acquisition and the favorable impact of $45.0 million of foreign exchange rate changes. Micro Focus contributed $1,729.0 million to our total revenues for the nine months ended March 31, 2024, of which $1,105.8 million related to customer support revenues and $386.4 million related to license revenues. Micro Focus total revenues increased by $1,354.6 million during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year.
Total cost of revenues increased by $314.3 million for the nine months ended March 31, 2024 relative to the nine months ended March 31, 2023, primarily from additional cost of revenues as a result of the Micro Focus Acquisition. Micro Focus incurred $454.0 million of cost of revenues for the nine months ended March 31, 2024, an increase of $345.8 million as compared to the same period in the prior fiscal year.
Total operating expenses increased by $800.1 million for the nine months ended March 31, 2024, relative to the nine months ended March 31, 2023, primarily from additional operating expenses as a result of the Micro Focus Acquisition. Micro Focus incurred $1,029.6 million of operating expenses for the nine months ended March 31, 2024, of which $784.5 million was related to research and development, sales and marketing, and general and administrative expenses. Micro Focus total operating expenses increased by $714.3 million during the nine months ended March 31, 2024, of which $560.8 million was related to research and development, sales and marketing, and general and administrative expenses, as compared to the same period in the prior fiscal year.

Summary of Results of Operations

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Total Revenues by Product Type:
Cloud services and subscriptions	$454,528	$19,079	$435,449	$1,355,633	$106,859	$1,248,774
Customer support	691,441	115,557	575,884	2,084,916	875,173	1,209,743
License	200,363	60,641	139,722	662,627	352,397	310,230
Professional service and other	100,799	7,180	93,619	304,252	78,849	225,403
Total revenues	1,447,131	202,457	1,244,674	4,407,428	1,413,278	2,994,150
Total Cost of Revenues	391,357	21,627	369,730	1,204,116	314,345	889,771
Total GAAP-based Gross Profit	1,055,774	180,830	874,944	3,203,312	1,098,933	2,104,379
Total GAAP-based Gross Margin %	73.0%		70.3%	72.7%		70.3%
Total GAAP-based Operating Expenses	828,706	17,751	810,955	2,509,485	800,111	1,709,374
Total GAAP-based Income from Operations	$227,068	$163,079	$63,989	$693,827	$298,822	$395,005

% Revenues by Product Type:
Cloud services and subscriptions	31.4%		35.0%	30.8%		41.7%
Customer support	47.8%		46.3%	47.3%		40.4%
License	13.8%		11.2%	15.0%		10.4%
Professional service and other	7.0%		7.5%	6.9%		7.5%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$186,400	$28,742	$157,658	$537,960	$114,189	$423,771
Customer support	74,639	7,572	67,067	223,027	100,017	123,010
License	6,769	2,929	3,840	16,591	6,130	10,461
Professional service and other	75,455	(3,071)	78,526	230,836	44,446	186,390
Amortization of acquired technology-based intangible assets	48,094	(14,545)	62,639	195,702	49,563	146,139
Total cost of revenues	$391,357	$21,627	$369,730	$1,204,116	$314,345	$889,771

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	59.0%		63.8%	60.3%		66.1%
Customer support	89.2%		88.4%	89.3%		89.8%
License	96.6%		97.3%	97.5%		96.6%
Professional service and other	25.1%		16.1%	24.1%		17.3%

Total Revenues by Geography: (1)
Americas (2)	$828,830	$77,831	$750,999	$2,558,344	$665,955	$1,892,389
EMEA (3)	481,175	101,745	379,430	1,431,500	588,412	843,088
Asia Pacific (4)	137,126	22,881	114,245	417,584	158,911	258,673
Total revenues	$1,447,131	$202,457	$1,244,674	$4,407,428	$1,413,278	$2,994,150
% Revenues by Geography:
Americas (2)	57.3%		60.3%	58.0%		63.2%
EMEA (3)	33.3%		30.5%	32.5%		28.2%
Asia Pacific (4)	9.4%		9.2%	9.5%		8.6%

Other Metrics:
GAAP-based gross margin	73.0%		70.3%	72.7%		70.3%
Non-GAAP-based gross margin (5)	76.7%		75.8%	77.5%		75.7%
Net income (loss), attributable to OpenText	$98,285		$57,556	$216,861		$199,113
GAAP-based EPS (loss), diluted	$0.36		$0.21	$0.80		$0.74
Non-GAAP-based EPS, diluted (5)	$0.94		$0.73	$3.19		$2.39
Adjusted EBITDA (5)	$463,673		$365,103	$1,524,786		$1,010,071
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
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced business-to-business integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as platform as a service (PaaS), SaaS, cloud subscriptions and managed services. For the quarter ended March 31, 2024, our cloud renewal rate, excluding the impact of Carbonite, Zix and Micro Focus, decreased to 92% from 95% over the quarter ended March 31, 2023.
Cost of Cloud services and subscriptions revenues is comprised primarily of third-party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs and some third-party royalty costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Cloud Services and Subscriptions:
Americas	$338,483	$12,140	$326,343	$1,007,859	$56,563	$951,296
EMEA	88,238	7,965	80,273	262,156	43,023	219,133
Asia Pacific	27,807	(1,026)	28,833	85,618	7,273	78,345
Total Cloud Services and Subscriptions Revenues	454,528	19,079	435,449	1,355,633	106,859	1,248,774
Cost of Cloud Services and Subscriptions Revenues	186,400	28,742	157,658	537,960	114,189	423,771
GAAP-based Cloud Services and Subscriptions Gross Profit	$268,128	$(9,663)	$277,791	$817,673	$(7,330)	$825,003
GAAP-based Cloud Services and Subscriptions Gross Margin %	59.0%		63.8%	60.3%		66.1%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	74.5%		74.9%	74.3%		76.2%
EMEA	19.4%		18.4%	19.3%		17.5%
Asia Pacific	6.1%		6.7%	6.4%		6.3%
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Cloud services and subscriptions revenues increased by $19.1 million or 4.4% during the three months ended March 31, 2024 as compared to the same period in the prior fiscal year; up 4.4% after factoring in the favorable impact of $0.1 million of foreign exchange rate changes. The increase was primarily driven by incremental Cloud services and subscriptions revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in EMEA of $8.0 million, an increase in Americas of $12.1 million and a decrease in Asia Pacific of $1.0 million.
There were 28 cloud services contracts greater than $1.0 million that closed during the third quarter of Fiscal 2024, compared to 13 contracts during the third quarter of Fiscal 2023.
Cost of Cloud services and subscriptions revenues increased by $28.7 million during the three months ended March 31, 2024 as compared to the same period in the prior fiscal year. This was due to an increase in third-party network usage fees of $25.3 million and an increase in labour-related costs of $3.9 million both partially driven by incremental Cloud services and subscriptions costs of revenues from the Micro Focus Acquisition. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased to 59% from 64%.
Nine Months Ended March 31, 2024 Compared to Nine Months Ended March 31, 2023
Cloud services and subscriptions revenues increased by $106.9 million or 8.6% during the nine months ended March 31, 2024 as compared to the same period in the prior fiscal year; up 8.0% after factoring in the favorable impact of $6.5 million of foreign exchange rate changes. The increase was primarily driven by incremental Cloud services and subscriptions revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $56.6 million, an increase in EMEA of $43.0 million and an increase in Asia Pacific of $7.3 million.
There were 97 cloud services contracts greater than $1.0 million that closed during the first nine months of Fiscal 2024, compared to 54 contracts during the first nine months of Fiscal 2023.

Cost of Cloud services and subscriptions revenues increased by $114.2 million during the nine months ended March 31, 2024 as compared to the same period in the prior fiscal year. This was due to an increase in third-party network usage fees of $70.2 million and an increase in labour-related costs of $44.3 million both partially driven by incremental Cloud services and subscriptions costs of revenues from the Micro Focus Acquisition. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased to 60% from 66%.
2)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the quarter ended March 31, 2024, our Customer support renewal rate remained stable at 95% compared to the quarter ended March 31, 2023, excluding the impact of Carbonite, Zix and Micro Focus.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Customer Support Revenues:
Americas	$360,055	$41,871	$318,184	$1,121,670	$433,899	$687,771
EMEA	258,168	55,062	203,106	757,409	341,670	415,739
Asia Pacific	73,218	18,624	54,594	205,837	99,604	106,233
Total Customer Support Revenues	691,441	115,557	575,884	2,084,916	875,173	1,209,743
Cost of Customer Support Revenues	74,639	7,572	67,067	223,027	100,017	123,010
GAAP-based Customer Support Gross Profit	$616,802	$107,985	$508,817	$1,861,889	$775,156	$1,086,733
GAAP-based Customer Support Gross Margin %	89.2%		88.4%	89.3%		89.8%

% Customer Support Revenues by Geography:
Americas	52.1%		55.3%	53.8%		56.9%
EMEA	37.3%		35.3%	36.3%		34.4%
Asia Pacific	10.6%		9.4%	9.9%		8.7%
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Customer support revenues increased by $115.6 million or 20.1% during the three months ended March 31, 2024 as compared to the same period in the prior fiscal year; up 19.6% after factoring in the favorable impact of $2.5 million of foreign exchange rate changes. The increase was primarily driven by incremental Customer support revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $41.9 million, an increase in EMEA of $55.1 million and an increase in Asia Pacific of $18.6 million.
Cost of Customer support revenues increased by $7.6 million during the three months ended March 31, 2024 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $8.2 million driven by incremental Customer support cost of revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on Customer support revenues increased to 89% from 88%.
Nine Months Ended March 31, 2024 Compared to Nine Months Ended March 31, 2023
Customer support revenues increased by $875.2 million or 72.3% during the nine months ended March 31, 2024 as compared to the same period in the prior fiscal year; up 70.3% after factoring in the favorable impact of $25.2 million of foreign exchange rate changes. The increase was primarily driven by incremental Customer support revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $433.9 million, an increase in EMEA of $341.7 million and an increase in Asia Pacific of $99.6 million.
Cost of Customer support revenues increased by $100.0 million during the nine months ended March 31, 2024 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $96.6 million driven by incremental Customer support cost of revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on Customer support revenues decreased to 89% from 90%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
License Revenues:
Americas	$93,048	$24,743	$68,305	$310,408	$160,589	$149,819
EMEA	84,026	30,108	53,918	264,056	147,953	116,103
Asia Pacific	23,289	5,790	17,499	88,163	43,855	44,308
Total License Revenues	200,363	60,641	139,722	662,627	352,397	310,230
Cost of License Revenues	6,769	2,929	3,840	16,591	6,130	10,461
GAAP-based License Gross Profit	$193,594	$57,712	$135,882	$646,036	$346,267	$299,769
GAAP-based License Gross Margin %	96.6%		97.3%	97.5%		96.6%

% License Revenues by Geography:
Americas	46.4%		48.9%	46.8%		48.3%
EMEA	41.9%		38.6%	39.8%		37.4%
Asia Pacific	11.7%		12.5%	13.4%		14.3%
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
License revenues increased by $60.6 million or 43.4% during the three months ended March 31, 2024 as compared to the same period in the prior fiscal year; up 43.2% after factoring in the favorable impact of $0.3 million of foreign exchange rate changes. The increase was primarily driven by incremental License revenues from the Micro Focus Acquisition over the comparative period and license revenue relating to the grant of certain IP rights. Geographically, the overall change was attributable to an increase in Americas of $24.7 million, an increase in EMEA of $30.1 million and an increase in Asia Pacific of $5.8 million.
During the third quarter of Fiscal 2024, we closed 55 license contracts greater than $0.5 million, of which 23 contracts were greater than $1.0 million, contributing $92.3 million of License revenues. This was compared to 42 license contracts greater than $0.5 million during the third quarter of Fiscal 2023, of which 22 contracts were greater than $1.0 million, contributing $58.6 million of License revenues.
Cost of License revenues increased by $2.9 million during the three months ended March 31, 2024 as compared to the same period in the prior fiscal year as a result of higher third-party technology costs primarily driven by incremental cost of License revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on License revenues remained stable at 97%, compared with the same period in the prior fiscal year.
Nine Months Ended March 31, 2024 Compared to Nine Months Ended March 31, 2023
License revenues increased by $352.4 million or 113.6% during the nine months ended March 31, 2024 as compared to the same period in the prior fiscal year; up 110.9% after factoring in the favorable impact of $8.4 million of foreign exchange rate changes. The increase was primarily driven by incremental License revenues from the Micro Focus Acquisition over the comparative period and license revenue relating to the grant of certain IP rights. Geographically, the overall change was attributable to an increase in Americas of $160.6 million, an increase in EMEA of $148.0 million and an increase in Asia Pacific of $43.9 million.
During the first nine months of Fiscal 2024, we closed 189 license contracts greater than $0.5 million, of which 79 contracts were greater than $1.0 million, contributing $303.9 million of License revenues. This was compared to 102 license contracts greater than $0.5 million during the first nine months of Fiscal 2023, of which 46 contracts were greater than $1.0 million, contributing $124.2 million of License revenues.
Cost of License revenues increased by $6.1 million during the nine months ended March 31, 2024 as compared to the same period in the prior fiscal year as a result of increased third-party technology costs. Overall, the gross margin percentage on License revenues remained stable at 97%, compared with the same period in the prior fiscal year.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Professional Service and Other Revenues:
Americas	$37,244	$(923)	$38,167	$118,407	$14,904	$103,503
EMEA	50,743	8,610	42,133	147,879	55,766	92,113
Asia Pacific	12,812	(507)	13,319	37,966	8,179	29,787
Total Professional Service and Other Revenues	100,799	7,180	93,619	304,252	78,849	225,403
Cost of Professional Service and Other Revenues	75,455	(3,071)	78,526	230,836	44,446	186,390
GAAP-based Professional Service and Other Gross Profit	$25,344	$10,251	$15,093	$73,416	$34,403	$39,013
GAAP-based Professional Service and Other Gross Margin %	25.1%		16.1%	24.1%		17.3%

% Professional Service and Other Revenues by Geography:
Americas	36.9%		40.8%	38.9%		45.9%
EMEA	50.3%		45.0%	48.6%		40.9%
Asia Pacific	12.8%		14.2%	12.5%		13.2%
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Professional service and other revenues increased by $7.2 million or 7.7% during the three months ended March 31, 2024 as compared to the same period in the prior fiscal year; up 7.0% after factoring in the favorable impact of $0.6 million of foreign exchange rate changes. The increase was primarily driven by incremental Professional service and other revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in EMEA of $8.6 million, a decrease in Americas of $0.9 million and a decrease in Asia Pacific of $0.5 million.
Cost of Professional service and other revenues decreased by $3.1 million during the three months ended March 31, 2024 as compared to the same period in the prior fiscal year. This was driven by a decrease in labour-related costs of $3.0 million. Overall, the gross margin percentage on Professional service and other revenues increased to 25% from 16% in the same period in the prior fiscal year.
Nine Months Ended March 31, 2024 Compared to Nine Months Ended March 31, 2023
Professional service and other revenues increased by $78.8 million or 35.0% during the nine months ended March 31, 2024 as compared to the same period in the prior fiscal year; up 32.8% after factoring in the favorable impact of $4.9 million of foreign exchange rate changes. The increase was primarily driven by incremental Professional service and other revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $14.9 million, an increase in Asia Pacific of $8.2 million and an increase in EMEA of $55.8 million.
Cost of Professional service and other revenues increased by $44.4 million during the nine months ended March 31, 2024 as compared to the same period in the prior fiscal year. This was due to an increase in labour-related costs of $46.1 million primarily driven by incremental Professional service and other cost of revenues from the Micro Focus Acquisition over the comparative period, offset by a decrease in other miscellaneous costs of $1.7 million. Overall, the gross margin percentage on Professional service and other revenues increased to 24% from 17% in the same period in the prior fiscal year.

Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Amortization of acquired technology-based intangible assets	$48,094	$(14,545)	$62,639	$195,702	$49,563	$146,139
Amortization of acquired technology-based intangible assets decreased during the three months ended March 31, 2024 by $14.5 million as compared to the same period in the prior fiscal year. This was primarily due to intangible assets from previous acquisitions becoming fully amortized and reduced amortization related to the AMC Divestiture’s held for sale classification, partially offset by amortization of newly acquired technology-based intangible assets from the Micro Focus Acquisition.
Amortization of acquired technology-based intangible assets increased during the nine months ended March 31, 2024 by $49.6 million as compared to the same period in the prior fiscal year. This was primarily due to amortization of newly acquired technology-based intangible assets from the Micro Focus Acquisition, partially offset by intangible assets from previous acquisitions becoming fully amortized and reduced amortization related to the AMC Divestiture’s held for sale classification.
Operating Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Research and development	$234,022	$23,291	$210,731	$688,679	$258,050	$430,629
Sales and marketing	296,249	25,236	271,013	848,313	232,959	615,354
General and administrative	145,924	18,877	127,047	450,399	167,675	282,724
Depreciation	32,109	1,532	30,577	99,615	23,006	76,609
Amortization of acquired customer-based intangible assets	100,841	3,604	97,237	334,958	129,837	205,121
Special charges (recoveries)	19,561	(54,789)	74,350	87,521	(11,416)	98,937
Total operating expenses	$828,706	$17,751	$810,955	$2,509,485	$800,111	$1,709,374

% of Total Revenues:
Research and development	16.2%		16.9%	15.6%		14.4%
Sales and marketing	20.5%		21.8%	19.2%		20.6%
General and administrative	10.1%		10.2%	10.2%		9.4%
Depreciation	2.2%		2.5%	2.3%		2.6%
Amortization of acquired customer-based intangible assets	7.0%		7.8%	7.6%		6.9%
Special charges (recoveries)	1.4%		6.0%	2.0%		3.3%
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

	Change between Three Months Ended March 31, 2024 and 2023	Change between Nine Months Ended March 31, 2024 and 2023
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$13,403	$172,881
Contract labour and consulting	(1,815)	9,033
Share-based compensation	(11)	9,811
Travel and communication	1,078	2,786
Facilities	8,691	56,130
Other miscellaneous	1,945	7,409
Total change in research and development expenses	$23,291	$258,050
Research and development expenses increased by $23.3 million during the three months ended March 31, 2024 as compared to the same period in the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $13.4 million, facility-

related expenses increased by $8.7 million and travel and communication increased by $1.1 million. These increases were partially offset by a reduction in contract labour and consulting of $1.8 million. Overall, our research and development expenses, as a percentage of total revenues, decreased to 16% compared to the same period in the prior fiscal year at 17%.
Research and development expenses increased by $258.1 million during the nine months ended March 31, 2024 as compared to the same period in the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $172.9 million, facility-related expenses increased by $56.1 million, contract labour and consulting increased by $9.0 million, and share-based compensation expense increased by $9.8 million. Overall, our research and development expenses, as a percentage of total revenues, increased to 16% compared to the same period in the prior fiscal year at 14%.
Our research and development labour resources decreased by 564 employees, from 8,544 employees at March 31, 2023 to 7,980 employees at March 31, 2024.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Three Months Ended March 31, 2024 and 2023	Change between Nine Months Ended March 31, 2024 and 2023
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$17,658	$161,045
Commissions	4,264	20,377
Contract labour and consulting	106	8,715
Share-based compensation	313	9,051
Travel and communication	819	7,924
Marketing expenses	(1,761)	5,143
Facilities	1,488	18,096
Credit loss expense (recovery)	4,777	4,896
Other miscellaneous	(2,428)	(2,288)
Total change in sales and marketing expenses	$25,236	$232,959
Sales and marketing expenses increased by $25.2 million during the three months ended March 31, 2024 as compared to the same period in the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $17.7 million, credit loss expense increased by $4.8 million, commissions increased by $4.3 million and facility-related expenses increased by $1.5 million. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to 20% compared to 22% in the same period in the prior fiscal year.
Sales and marketing expenses increased by $233.0 million during the nine months ended March 31, 2024 as compared to the same period in the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $161.0 million, commissions increased by $20.4 million, facility-related expenses increased by $18.1 million, share-based compensation expense increased by $9.1 million, contract labour and consulting expenses increased by $8.7 million, travel and communication expenses increased by $7.9 million and marketing expenses increased by $5.1 million. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to 19% from 21% in the same period in the prior fiscal year.
Our sales and marketing labour resources decreased by 566 employees, from 5,086 employees at March 31, 2023 to 4,520 employees at March 31, 2024.

General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Three Months Ended March 31, 2024 and 2023	Change between Nine Months Ended March 31, 2024 and 2023
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$(1,087)	$61,246
Contract labour and consulting	932	15,791
Share-based compensation	(552)	3,095
Travel and communication	(1,432)	5,423
Facilities	(3,853)	489
Other miscellaneous	24,870	81,631
Total change in general and administrative expenses	$18,878	$167,675
General and administrative expenses increased by $18.9 million during the three months ended March 31, 2024 as compared to the same period in the prior fiscal year. Other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, increased by $24.9 million primarily driven by increased costs related to IP, including the grant of certain IP rights and the resolution of certain historical IP related matters and higher professional fees. These increases were partially offset by reductions in facility-related expenses of $3.9 million and travel and communication of $1.4 million. Overall, general and administrative expenses, as a percentage of total revenues, remained stable at 10% compared to the same period in the prior fiscal year.
General and administrative expenses increased by $167.7 million during the nine months ended March 31, 2024 as compared to the same period in the prior fiscal year, driven by the Micro Focus Acquisition and other miscellaneous costs. Other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, increased by $81.6 million primarily driven by increased costs related to IP, including the grant of certain IP rights and the resolution of certain historical IP related matters and higher professional fees. Additionally, payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $61.2 million, contract labour and consulting expenses increased by $15.8 million, travel and communication expenses increased by $5.4 million and share-based compensation expenses increased by $3.1 million. Overall, general and administrative expenses, as a percentage of total revenues, increased to 10% from 9% in the same period in the prior fiscal year.
Our general and administrative labour resources decreased by 302 employees, from 3,816 employees at March 31, 2023 to 3,514 employees at March 31, 2024.
Depreciation expenses:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Depreciation	$32,109	$1,532	$30,577	$99,615	$23,006	$76,609
Depreciation expenses increased during the three and nine months ended March 31, 2024 by $1.5 million and $23.0 million, respectively, compared to the same periods in the prior fiscal year, primarily as a result of the Micro Focus Acquisition.
Depreciation expenses, as a percentage of total revenue remained stable for the three and nine months ended March 31, 2024 at 2% compared to 2% for the same periods in the prior fiscal year.
Amortization of acquired customer-based intangible assets:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Amortization of acquired customer-based intangible assets	$100,841	$3,604	$97,237	$334,958	$129,837	$205,121
Amortization of acquired customer-based intangible assets increased during the three months ended March 31, 2024 by $3.6 million as compared to the same period in the prior fiscal year. This was primarily related to amortization of newly acquired customer-based intangible assets from the Micro Focus Acquisition, partially offset by reduced amortization related to the AMC Divestiture’s held for sale classification in the current period.

Amortization of acquired customer-based intangible assets increased during the nine months ended March 31, 2024 by $129.8 million as compared to the same period in the prior fiscal year. This was primarily related to amortization of newly acquired customer-based intangible assets from the Micro Focus Acquisition, partially offset by reduced amortization related to the AMC Divestiture’s held for sale classification in the current period.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Special charges (recoveries)	$19,561	$(54,789)	$74,350	$87,521	$(11,416)	$98,937
Special charges (recoveries) decreased by $54.8 million during the three months ended March 31, 2024 as compared to the same period in the prior fiscal year. Acquisition related costs decreased by $34.1 million and other miscellaneous charges decreased by $27.6 million, which includes severance and other costs associated with the Micro Focus Acquisition. These costs were partially offset by divestiture costs related to the AMC Divestiture, which increased by $7.3 million, as compared to the same period in the prior fiscal year.
Special charges (recoveries) decreased by $11.4 million during the nine months ended March 31, 2024 as compared to the same period in the prior fiscal year. Acquisition related costs decreased by $43.6 million and other miscellaneous charges decreased by $26.0 million, which includes severance and other costs associated with the Micro Focus Acquisition. These decreases were partially offset by increased restructuring costs related to the Micro Focus Acquisition of $50.0 million and increased divestiture costs of $14.3 million related to the AMC Divestiture, as compared to the same period in the prior fiscal year.
For more details on Special charges (recoveries), see Note 18 “Special Charges (Recoveries)” to our Condensed Consolidated Financial Statements.

Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Foreign exchange gains (losses) (1)	$3,806	$(51,752)	$55,558	$(4,384)	$(58,641)	$54,257
Unrealized gains (losses) on derivatives not designated as hedges (2)	16,671	119,384	(102,713)	(3,551)	109,016	(112,567)
Realized gains on derivatives not designated as hedges (3)	—	(137,471)	137,471	—	(137,471)	137,471
OpenText share in net income (loss) of equity investees (4)	(835)	3,889	(4,724)	(19,013)	(7,466)	(11,547)
Loss on debt extinguishment (5)(6)	(10,803)	(10,782)	(21)	(10,803)	(2,651)	(8,152)
Other miscellaneous income (expense)	1,111	976	135	(913)	(1,275)	362
Total other income (expense), net	$9,950	$(75,756)	$85,706	$(38,664)	$(98,488)	$59,824
__________________________
(1)The three and nine months ended March 31, 2023 include a foreign exchange gain of $36.6 million resulting from the delayed payment of a portion of the purchase consideration, settled on February 9, 2023, related to the Micro Focus Acquisition (see Note 19 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details).
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
(5)On December 1, 2022, we amended the Acquisition Term Loan and Bridge Loan to reallocate commitments under the Bridge Loan to the Acquisition Term Loan and terminated all remaining commitments under the Bridge Loan, which resulted in a loss on debt extinguishment of $8.2 million related to unamortized debt issuance costs (see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements for more details).
(6)During the three and nine months ended March 31, 2024, we recognized a loss on debt extinguishment of $10.8 million related to the acceleration and recognition of unamortized debt discount and issuance costs resulting from the optional repayments of the Acquisition Term Loan in Fiscal 2024 (see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements for more details).
Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Interest expense related to total outstanding debt (1)	$137,033	$18,459	$118,574	$425,401	$211,242	$214,159
Interest income	(12,223)	7,265	(19,488)	(33,700)	7,313	(41,013)
Other miscellaneous expense	7,853	2,437	5,416	22,018	11,565	10,453
Total interest and other related expense, net	$132,663	$28,161	$104,502	$413,719	$230,120	$183,599
__________________________
(1) For more details, see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Provision for (recovery of) Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Provision for (recovery of) income taxes	$6,028	$18,448	$(12,420)	$24,434	$(47,545)	$71,979
The Company’s effective tax rate for the three months ended March 31, 2024 increased to a provision of 5.8% compared to a provision of (27.5)% for the three months ended March 31, 2023. The Company’s effective tax rate for the three months ended March 31, 2024, differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to change in valuation allowance, foreign tax credits, and research and development credits, partially offset by U.S. Base Erosion and Anti-Abuse Tax (BEAT), withholding taxes, and an increase to uncertain tax positions. The Company’s effective tax rate for the three months ended March 31, 2023, differs from the Canadian statutory rate primarily due to tax benefits related to the internal reorganization and a pre-tax gain created by the mark-to-market valuation on the derivatives not designated as hedges that the Company entered into in connection with the Micro Focus Acquisition (see Note 17 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements). The mark-to-market gains in the quarter were considered capital in nature for income tax purposes and 50% of realized gains were not taxable. Other items impacting the rate included permanent items such as disallowed stock-based compensation and foreign income inclusions, offset by research and development credits, foreign tax credits and a net decrease in uncertain tax positions.
The Company’s effective tax rate for the nine months ended March 31, 2024 decreased to a provision of 10.1% compared to a provision of 26.5% for the nine months ended March 31, 2023. The Company’s effective tax rate for the nine months ended March 31, 2024 differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to foreign tax credits, research and development credits, and a change in valuation allowance, partially offset by U.S. BEAT and withholding taxes. The Company’s effective tax rate for the nine months ended March 31, 2023, differs from the Canadian statutory rate primarily due to a net increase in uncertain tax positions, US BEAT and permanent items such as disallowed stock-based compensation and foreign passive income inclusion, partially offset by research and development credits, foreign tax credits, 50% non-taxable portion of capital gains on mark-to-market derivatives not designated as a hedge and tax benefits of internal reorganizations..
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
For information on certain potential tax contingencies, including the Canada Revenue Agency matter, see Note 14 “Guarantees and Contingencies” and Note 15 “Income Taxes” to our Condensed Consolidated Financial Statements, as well as Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2023.

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
The Company does not acquire businesses on a predictable cycle, and therefore believes that the presentation of Non-GAAP measures, which in certain cases adjust for the impact of amortization of intangible assets and the related tax effects that are primarily related to acquisitions, will provide readers of financial statements with a more consistent basis for comparison across accounting periods and be more useful in helping readers understand the Company’s operating results and underlying operational trends. Additionally, the Company has engaged in various restructuring activities over the past several years, primarily due to acquisitions and most recently in response to our return to office planning, that have resulted in costs associated with reductions in headcount, consolidation of leased facilities and related costs, all which are recorded under the Company’s Special charges (recoveries) caption on the Condensed Consolidated Statements of Income. Each restructuring activity is a discrete event based on a unique set of business objectives or circumstances, and each differs in terms of its operational implementation, business impact and scope, and the size of each restructuring plan can vary significantly from period to period. Therefore, the Company believes that the exclusion of these special charges (recoveries) will also better aid readers of financial statements in the understanding and comparability of the Company's operating results and underlying operational trends.
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
Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2024
(In thousands, except for per share data)

	Three Months Ended March 31, 2024
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$186,400		$(3,292)	(1)	$183,108
Customer support	74,639		(1,149)	(1)	73,490
Professional service and other	75,455		(1,458)	(1)	73,997
Amortization of acquired technology-based intangible assets	48,094		(48,094)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,055,774	73.0%	53,993	(3)	1,109,767	76.7%
Operating expenses
Research and development	234,022		(10,799)	(1)	223,223
Sales and marketing	296,249		(12,260)	(1)	283,989
General and administrative	145,924		(7,084)	(1)	138,840
Amortization of acquired customer-based intangible assets	100,841		(100,841)	(2)	—
Special charges (recoveries)	19,561		(19,561)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	227,068		204,538	(5)	431,606
Other income (expense), net	9,950		(9,950)	(6)	—
Provision for income taxes	6,028		35,824	(7)	41,852
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	98,285		158,764	(8)	257,049
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.36		$0.58	(8)	$0.94
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 6% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended March 31, 2024
		Per share diluted
GAAP-based net income, attributable to OpenText	$98,285	$0.36
Add:
Amortization	148,935	0.55
Share-based compensation	36,042	0.13
Special charges (recoveries)	19,561	0.07
Other (income) expense, net	(9,950)	(0.04)
GAAP-based provision for income taxes	6,028	0.02
Non-GAAP-based provision for income taxes	(41,852)	(0.15)
Non-GAAP-based net income, attributable to OpenText	$257,049	$0.94
Reconciliation of Adjusted EBITDA

Three Months Ended March 31, 2024
GAAP-based net income, attributable to OpenText	$98,285
Add:
Provision for income taxes	6,028
Interest and other related expense, net	132,663
Amortization of acquired technology-based intangible assets	48,094
Amortization of acquired customer-based intangible assets	100,841
Depreciation	32,109
Share-based compensation	36,042
Special charges (recoveries)	19,561
Other (income) expense, net	(9,950)
Adjusted EBITDA	$463,673

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

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended March 31, 2023
		Per share diluted
GAAP-based net income, attributable to OpenText	$57,556	$0.21
Add:
Amortization	159,876	0.59
Share-based compensation	36,368	0.13
Special charges (recoveries)	74,350	0.28
Other (income) expense, net	(85,706)	(0.32)
GAAP-based recovery of income taxes	(12,420)	(0.04)
Non-GAAP-based provision for income taxes	(32,211)	(0.12)
Non-GAAP-based net income, attributable to OpenText	$197,813	$0.73
Reconciliation of Adjusted EBITDA

Three Months Ended March 31, 2023
GAAP-based net income, attributable to OpenText	$57,556
Add:
Recovery of income taxes	(12,420)
Interest and other related expense, net	104,502
Amortization of acquired technology-based intangible assets	62,639
Amortization of acquired customer-based intangible assets	97,237
Depreciation	30,577
Share-based compensation	36,368
Special charges (recoveries)	74,350
Other (income) expense, net	(85,706)
Adjusted EBITDA	$365,103

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2024
(In thousands, except for per share data)

	Nine Months Ended March 31, 2024
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$537,960		$(9,892)	(1)	$528,068
Customer support	223,027		(3,335)	(1)	219,692
Professional service and other	230,836		(5,096)	(1)	225,740
Amortization of acquired technology-based intangible assets	195,702		(195,702)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	3,203,312	72.7%	214,025	(3)	3,417,337	77.5%
Operating expenses
Research and development	688,679		(35,300)	(1)	653,379
Sales and marketing	848,313		(37,294)	(1)	811,019
General and administrative	450,399		(22,395)	(1)	428,004
Amortization of acquired customer-based intangible assets	334,958		(334,958)	(2)	—
Special charges (recoveries)	87,521		(87,521)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	693,827		731,493	(5)	1,425,320
Other income (expense), net	(38,664)		38,664	(6)	—
Provision for income taxes	24,434		117,191	(7)	141,625
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	216,861		652,966	(8)	869,827
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.80		$2.39	(8)	$3.19
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 10% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2024
		Per share diluted
GAAP-based net income, attributable to OpenText	$216,861	$0.80
Add:
Amortization	530,660	1.95
Share-based compensation	113,312	0.42
Special charges (recoveries)	87,521	0.32
Other (income) expense, net	38,664	0.13
GAAP-based provision for income taxes	24,434	0.09
Non-GAAP-based provision for income taxes	(141,625)	(0.52)
Non-GAAP-based net income, attributable to OpenText	$869,827	$3.19
Reconciliation of Adjusted EBITDA

Nine Months Ended March 31, 2024
GAAP-based net income, attributable to OpenText	$216,861
Add:
Provision for income taxes	24,434
Interest and other related expense, net	413,719
Amortization of acquired technology-based intangible assets	195,702
Amortization of acquired customer-based intangible assets	334,958
Depreciation	99,615
Share-based compensation	113,312
Special charges (recoveries)	87,521
Other (income) expense, net	38,664
Adjusted EBITDA	$1,524,786

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

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2023
		Per share diluted
GAAP-based net income, attributable to OpenText	$199,113	$0.74
Add:
Amortization	351,260	1.30
Share-based compensation	88,398	0.32
Special charges (recoveries)	98,937	0.37
Other (income) expense, net	(59,824)	(0.22)
GAAP-based provision for income taxes	71,979	0.27
Non-GAAP-based provision for income taxes	(105,000)	(0.39)
Non-GAAP-based net income, attributable to OpenText	$644,863	$2.39
Reconciliation of Adjusted EBITDA

Nine Months Ended March 31, 2023
GAAP-based net income, attributable to OpenText	$199,113
Add:
Provision for income taxes	71,979
Interest and other related expense, net	183,599
Amortization of acquired technology-based intangible assets	146,139
Amortization of acquired customer-based intangible assets	205,121
Depreciation	76,609
Share-based compensation	88,398
Special charges (recoveries)	98,937
Other (income) expense, net	(59,824)
Adjusted EBITDA	$1,010,071

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of March 31, 2024	Change increase (decrease)	As of June 30, 2023
Cash and cash equivalents	$1,125,323	$(106,302)	$1,231,625
Restricted cash (1)	2,160	(167)	2,327
Total cash, cash equivalents and restricted cash	$1,127,483	$(106,469)	$1,233,952
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (see Note 9 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).

	Nine Months Ended March 31,
(In thousands)	2024	Change	2023
Cash provided by operating activities	$782,471	$118,567	$663,904
Cash used in investing activities	$(124,600)	$5,500,403	$(5,625,003)
Cash provided by (used in) financing activities	$(760,358)	$(5,422,634)	$4,662,276
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
As of March 31, 2024, we have recognized a deferred income tax liability of $28.5 million (June 30, 2023—$28.3 million) on taxable temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows from operating activities
Cash flows from operating activities increased by $118.6 million during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year due to an increase in net income after the impact of non-cash items of $99.0 million and an increase in changes from working capital of $19.6 million.
During the third quarter of Fiscal 2024 we had a days sales outstanding (DSO) of 45 days, which remained stable as compared to our DSO of 45 days during the third quarter of Fiscal 2023. The per day impact of our DSO in the third quarter of Fiscal 2024 and Fiscal 2023 on our cash flows was $16.1 million and $9.7 million, respectively primarily as a result of the Micro Focus Acquisition. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows from investing activities
Our cash flows from investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by $5.5 billion during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year primarily due to the cash consideration paid for the Micro Focus Acquisition of $5.7 billion in the prior fiscal year, offset by higher additions to property and equipment during the first nine months of Fiscal 2024.
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

Cash flows provided by financing activities decreased by $5.4 billion during the nine months ended March 31, 2024 as compared to the same period in the prior fiscal year. This is primarily due to the net impact of the following activities:
(i)$4.9 billion decrease in proceeds due to the issuance of long-term debt and draw down on the Revolver in the prior fiscal year;
(ii)$542.9 million increase in repayments of long-term debt and the Revolver;
(iii)$53.1 million related to the increase in cash used in the repurchases of treasury stock; and
(iv)$6.2 million related to higher cash dividends paid to shareholders.
The decrease in cash flows provided by financing activities above were partially offset by the following increases:
(i)$74.4 million reduction in debt issuance costs; and
(ii)$31.9 million related to higher proceeds from the issuance of Common Shares for the exercise of options and the OpenText ESPP.
Cash Dividends
During the three and nine months ended March 31, 2024, we declared and paid cash dividends of $0.25 and $0.75 per Common Share, respectively, in the aggregate amount of $67.3 million and $200.7 million, respectively (three and nine months ended March 31, 2023—$0.24299 and $0.72897 per Common Share, respectively, in the aggregate amount of $64.9 million and $194.5 million, respectively).
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
For further details relating to our debt, see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
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

For further details relating to our debt, see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
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
For further details relating to our debt, see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
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
For further details relating to our debt, see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
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
For further details relating to our debt, see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
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
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the SOFR benchmark rate for the interest period relevant to such borrowing or (2) an alternate base rate (ABR). The applicable margin for borrowings under Term Loan B is 1.75%, with respect to SOFR advances and 0.75%, with respect to ABR advances. The interest on the current outstanding balance for Term Loan B is equal to 1.75% plus Adjusted Term SOFR (as defined in the Term Loan B). As of March 31, 2024, the outstanding balance on the Term Loan B bears an interest rate of 7.18%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4.00:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2024, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.82:1.00.
Following the end of the quarter, on May 1, 2024, we provided notices to prepay $2.0 billion of our aggregate outstanding debt including $940 million of the aggregate principal amount outstanding under Term Loan B, using the net proceeds from the AMC Divestiture. We expect the prepayment to be made on or about May 6, 2024. See Note 25 “Subsequent Events” to our Condensed Consolidated Financial Statements for more details.
For further details relating to our debt, see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
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
As of March 31, 2024, we had no outstanding balance under the Revolver (June 30, 2023—$275 million). For the three and nine months ended March 31, 2024, we recorded interest expense of nil and $2.2 million, respectively, relating to the Revolver (three and nine months ended March 31, 2023—$5.0 million).
For further details relating to our debt, see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
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
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to 2.75% plus Adjusted Term SOFR (as defined in the Acquisition Term Loan). As of March 31, 2024, the outstanding balance on the Acquisition Term Loan bears an interest rate of 8.18%. As of March 31, 2024, the Acquisition Term Loan bears an effective interest rate of 9.29%. The effective interest rate includes interest expense of $219.5 million and amortization of debt discount and issuance costs of $14.5 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of March 31, 2024, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.82:1:00.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver, Term Loan B and the Senior Secured Notes 2027.
For the three and nine months ended March 31, 2024, we recorded interest expense of $69.2 million and $219.5 million, respectively, relating to the Acquisition Term Loan (three and nine months ended March 31, 2023— $48.1 million).
Following the end of the quarter, on May 1, 2024, we provided notices to prepay $2.0 billion of our aggregate outstanding debt including an additional$1.06 billion drawn under the Acquisition Term Loan using net proceeds from the AMC Divestiture. We expect the prepayment to be made on or about May 6, 2024, at which point the Term Loan B will have been repaid in full. See Note 25 “Subsequent Events” to our Condensed Consolidated Financial Statements for more details.
The foregoing description of the Acquisition Term Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the Acquisition Term Loan, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2022.

For further details relating to our debt, see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
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
As of March 31, 2024, we had no borrowings under the Bridge Loan. For the three and nine months ended March 31, 2024, we did not record any interest expense relating to the Bridge Loan.
The foregoing description of the Bridge Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the Bridge Loan, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2022.
For further details relating to our debt, see Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
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
Share Repurchase Plan / Normal Course Issuer Bid
On November 4, 2021, the Board authorized a share repurchase plan (the Fiscal 2022 Repurchase Plan), pursuant to which we were authorized to purchase in open market transactions, from time to time over the 12 month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares on the NASDAQ Global Select Market, the TSX (as part of a Fiscal 2022 Normal Course Issuer Bid, defined below) and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. The price that we paid for Common Shares in open market transactions was the market price at the time of purchase or such other price as was permitted by applicable law or stock exchange rules.
The Fiscal 2022 Repurchase Plan was effected in accordance with Rule 10b-18 under the Exchange Act. All Common Shares purchased by us pursuant to the Fiscal 2022 Repurchase Plan were cancelled.
During the three and nine months ended March 31, 2024 and 2023, we did not repurchase and cancel any Common Shares.
On April 30, 2024, the Board authorized a share repurchase plan (the Fiscal 2024 Repurchase Plan), pursuant to which we may purchase for cancellation, in open market transactions from time to time over the 12 month period commencing on May 7, 2024 until May 6, 2025, up to an aggregate of $250 million of our Common Shares on the NASDAQ Global Select Market, the TSX (as part of a Fiscal 2024 NCIB, defined below) and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules.
Normal Course Issuer Bid
The Company established a Normal Course Issuer Bid (the Fiscal 2022 NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2022 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2022 NCIB pursuant to which the Company was authorized to purchase Common Shares over the TSX for the period commencing November 12, 2021 until November 11, 2022 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that could be purchased in this period was 13,638,008 (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021), and the maximum number of Common Shares that could be purchased on a single day was 112,590 Common Shares, which is 25% of 450,361 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31, 2021), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18 under the Exchange Act.
On April 30, 2024, the Company established a Normal Course Issuer Bid (the Fiscal 2024 NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2024 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2024 NCIB, pursuant to which the Company may purchase Common Shares over the TSX for the period commencing on May 7, 2024 until May 6, 2025 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 13,643,472 (representing 5% of the Company’s issued and outstanding Common Shares as of April 26, 2024), and the maximum number of Common Shares that could be purchased on a single day was 138,175 Common Shares, which is 25% of 552,700 (the average daily trading volume for the Common Shares on the TSX for the six months ended March 31, 2024), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18 under the Exchange Act.
Commitments and Contractual Obligations
As of March 31, 2024, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	April 1, 2024 - June 30, 2024	July 1, 2024 - June 30, 2026	July 1, 2026 - June 30, 2028	July 1, 2028 and beyond
Long-term debt obligations (1)	$11,186,995	$162,868	$2,012,561	$2,867,179	$6,144,387
Operating lease obligations (2)	347,811	26,578	156,090	98,243	66,900
Finance lease obligations (3)	7,063	1,295	5,309	459	—
Purchase obligations for contracts not accounted for as lease obligations	384,173	76,161	288,756	19,256	—
	$11,926,042	$266,902	$2,462,716	$2,985,137	$6,211,287
______________________
(1)Includes interest up to maturity and principal payments. See Note 11 “Long-Term Debt” to our Condensed Consolidated Financial Statements for more details.
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of March 31, 2024, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $79 million. As of March 31, 2024, we have provisionally paid approximately $33 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within Long-term income taxes recoverable on the Condensed Consolidated Balance Sheets as of March 31, 2024.
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
The CRA has audited Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2019 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2019 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017 and on March 15, 2023, we filed our notice of objection regarding the reassessment in respect of Fiscal 2018. On December 11, 2023, we filed a notice of objection regarding Fiscal 2019. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2019 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2024 while the matter is in dispute.
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
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite Inc. (Carbonite), a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS) (the Luna Complaint). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the Securities Actions). On November 21, 2019, the district court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. On October 22, 2020, the district court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit. On December 21, 2021, the United States Court of Appeals for the First Circuit issued a decision reversing and remanding the Securities Actions to the district court for further proceedings. On July 14, 2023, the district court certified the lead plaintiff’s proposed class, following which the defendants filed a motion for class decertification. On January 31, 2024 the parties filed a motion for preliminary approval of a settlement to fully resolve the litigation and, on February 1, 2024, the court issued a preliminary approval order. The proposed settlement is subject to the court’s final approval and, if approved, will be substantially paid from insurance coverage, with any remaining amount not covered by insurance being immaterial to the Company. All defendants have denied, and continue to deny, the merit of the claims alleged in the case and the settlement does not reflect any admission of fault, wrongdoing, or liability as to any defendant.
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
As of March 31, 2024, we had an outstanding balance of $940.0 million on Term Loan B. Borrowings under the Term Loan B currently bear a floating rate of interest equal to Adjusted Term SOFR (as defined in the Term Loan B) and applicable margin of 1.75%. As of March 31, 2024, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $9.4 million, assuming that the loan balance as of March 31, 2024 is outstanding for the entire period (June 30, 2023—$9.5 million).
As of March 31, 2024, we had an outstanding balance of $3.3 billion under the Acquisition Term Loan. Borrowings under the Acquisition Term Loan bear a floating interest rate of 2.75% plus Adjusted Term SOFR. As of March 31, 2024, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on the Acquisition Term Loan by approximately $32.9 million, assuming that the loan balance as of March 31, 2024 is outstanding for the entire period (June 30, 2023—$35.7 million).
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
We have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the CAD foreign exchange forward contracts outstanding as of March 31, 2024, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark-to-market valuation on our existing foreign exchange forward contracts (June 30, 2023—$0.7 million).
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
Based on the 5-year EUR/USD cross currency swaps outstanding as of March 31, 2024, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.2 million in the mark-to-market valuation on our existing cross currency swap (June 30, 2023—$7.3 million).

Based on the 7-year EUR/USD cross currency swaps outstanding as of March 31, 2024, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.6 million in the mark-to-market valuation on our existing cross currency swaps (June 30, 2023—$7.8 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of March 31, 2024 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at March 31, 2024	U.S. Dollar Equivalent at June 30, 2023
Euro	$254,003	$200,282
British Pound	62,184	69,108
Indian Rupee	51,506	57,199
Swiss Franc	51,172	53,122
Other foreign currencies	156,953	218,663
Total cash and cash equivalents denominated in foreign currencies	575,818	598,374
U.S. Dollar	549,505	633,251
Total cash and cash equivalents	$1,125,323	$1,231,625
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $57.6 million (June 30, 2023—$59.8 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk.”
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The divestiture of the AMC Business may result in disruptions in our remaining business and to relationships with customers and other business partners.
The impact of the AMC Divestiture could be disruptive to our remaining business. Specifically, the constraints on our business imposed by the terms of the divestiture, the limitations created by the sale of certain assets we have historically used in our business, and our obligation to provide certain transition services to the buyer following completion of the divestiture for up to 24 months, could have a continuing impact on the execution of our business strategy and our overall operating results. The divestiture could cause customers to delay or to defer decisions with respect to the AMC Business or to end their relationships with us altogether, or otherwise limit our ability to compete for or perform certain contracts or services. Further, the divestiture could be disruptive to our employees, making the execution of business strategies more difficult, and could result in the turnover of key leaders or other personnel. Any of the foregoing could adversely affect our remaining businesses, the financial condition of such businesses and their results of operations and prospects.
We may not achieve the intended benefits of the AMC Divestiture.
We may not realize some or all of the anticipated benefits from the divestiture with respect to the anticipated performance of our remaining business, or the anticipated benefits from the repayment of certain outstanding indebtedness with the after-tax proceeds therefrom, and the divestiture may in fact adversely affect our business. Our ability to realize the anticipated benefits of the divestiture will depend, to a large extent, on our ability to continue to focus on Cloud and AI opportunities within Information Management and to achieve more predictable growth in the absence of the divested business. Some of the anticipated benefits may not occur for a significant period of time. In addition, we may retain certain liabilities or obligations related to the AMC Business that may arise under contract or law, or may have difficulties enforcing our rights, contractual or otherwise, against the buyer. The divestiture and the proposed use of after-tax proceeds to repay outstanding indebtedness may not enhance long-term stockholder value as anticipated.
Item 5. Other Information
During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
Date: May 2, 2024

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan President, Chief Financial Officer & Corporate Development (Principal Financial Officer)
/s/ COSMIN BALOTA
Cosmin Balota Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)