Form 10-K
period 2024-06-30
OPEN TEXT CORP
filed 2024-08-01
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2023, the end of the registrant’s most recently completed second fiscal quarter, was approximately $11.2 billion. As of July 26, 2024, there were 268,189,944 outstanding Common Shares of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
None.

OPEN TEXT CORPORATION

Part I
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements or information (forward-looking statements) within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), Section 27A of the U.S. Securities Act of 1933, as amended (the Securities Act), and other applicable securities laws of the United States and Canada, and is subject to the safe harbors created by those provisions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. The forward-looking statements contained in this report are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general political, economic and market conditions, including any potential recession; (iv) our ability to manage inflation, including increased labour costs associated with attracting and retaining employees and rising interest rates; (v) our continued ability to manage certain foreign currency risk through hedging; (vi) equity and debt markets continuing to provide us with access to capital; (vii) our continued ability to identify, source and finance attractive and executable business combination opportunities, as well as our ability to continue to successfully integrate any such opportunities, including in accordance with the expected timeframe and/or cost budget for such integration; (viii) our continued ability to avoid infringing third party intellectual property rights; and (ix) our ability to successfully implement our restructuring plans. Management’s estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct.
These forward-looking statements involve known and unknown risks as well as uncertainties, which include (i) the impact of the Russia-Ukraine and Israel-Hamas conflicts on our business; and (ii) those discussed herein and in the Notes to Consolidated Financial Statements for the year ended June 30, 2024, which are set forth in Part II, Item 8 of this Annual Report on Form 10-K. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management's current expectations and projections about future results only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors”, and forward-looking statements set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K as well as other documents we file from time to time with the United States Securities and Exchange Commission (the SEC) and Canadian securities regulators. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K because these forward-looking statements are relevant only as of the date they were made.

The following Fiscal Year terms are used throughout this Annual Report on Form 10-K:

Fiscal Year	Beginning Date	Ending Date
Fiscal 2026	July 1, 2025	June 30, 2026
Fiscal 2025	July 1, 2024	June 30, 2025
Fiscal 2024	July 1, 2023	June 30, 2024
Fiscal 2023	July 1, 2022	June 30, 2023
Fiscal 2022	July 1, 2021	June 30, 2022
Fiscal 2021	July 1, 2020	June 30, 2021
Fiscal 2020	July 1, 2019	June 30, 2020
Fiscal 2019	July 1, 2018	June 30, 2019
Fiscal 2018	July 1, 2017	June 30, 2018
Fiscal 2017	July 1, 2016	June 30, 2017
Fiscal 2016	July 1, 2015	June 30, 2016
Fiscal 2015	July 1, 2014	June 30, 2015
Fiscal 2014	July 1, 2013	June 30, 2014
Fiscal 2013	July 1, 2012	June 30, 2013
Fiscal 2012	July 1, 2011	June 30, 2012

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
Risks Related to our Business and Industry
•If we do not continue to develop technologically advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected
•Product development is a long, expensive and uncertain process, and we may terminate one or more of our development programs
•Our investment in our current research and development efforts may not provide a sufficient or timely return
•If our software products and services do not gain market acceptance, our operating results may be negatively affected
•Failure to protect our intellectual property could harm our ability to compete effectively
•Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenues and profits
•Our software products and services may contain defects that could harm our reputation, be costly to correct, delay revenues and expose us to litigation
•Our software products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business
•Risks associated with the evolving use of the Internet, including changing standards, competition and regulation and associated compliance efforts, may adversely impact our business
•Business disruptions, including those arising from disasters, pandemics or catastrophic events, may adversely affect our operations
•Unauthorized disclosures, cyber-attacks, breaches of data security and other information technology risks may adversely affect our operations
•Our success depends on our relationships with strategic partners, distributors and third-party service providers and any reduction in the sales efforts by distributors, cooperative efforts from our partners or service from third party providers could materially impact our revenues
•The loss of licenses to resell or use third-party software or the lack of support or enhancement of such software could adversely affect our business
•Current and future competitors could have a significant impact on our ability to generate future revenues and profits
•The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in revenues being recognized from quarter to quarter
•Our existing customers might cancel contracts with us, fail to renew contracts on their renewal dates and/or fail to purchase additional services and products, and we may be unable to attract new customers, which could adversely affect our operating results
•Consolidation in the industry, particularly by large, well-capitalized companies, could place pressure on our operating margins which could, in turn, have a material adverse effect on our business
•We may be unable to maintain or expand our base of small and medium-sized businesses (SMBs) and consumer customers, which could adversely affect our anticipated future growth and operating results
•Our sales to government clients expose us to business volatility and risks, including government budgeting cycles and appropriations, early termination, audits, investigations, sanctions and penalties
•Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine and Israel-Hamas conflicts, have affected and may continue to affect our business
•The restructuring of certain of our operations may be ineffective, may adversely affect our business and our finances, and we may incur additional restructuring charges in connection with such actions
•We must continue to manage our internal resources during periods of company growth, or our operating results could be adversely affected
•If we lose the services of our executive officers or other key employees or if we are not able to attract or retain top employees, our business could be significantly harmed
•Our compensation structure may hinder our efforts to attract and retain vital employees
•Increased attention from shareholders, customers and other key relationships regarding our corporate social responsibility (CSR) and environmental, social and corporate governance (ESG) practices and increased regulatory scrutiny of CSR and ESG practices and related disclosures could impact our business activities, financial performance and reputation
•We have a Flex-Office program, which subjects us to certain operational challenges and risks
Risks Related to Acquisitions and Divestitures
•Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results
•We may fail to realize all of the anticipated benefits of our acquisitions and divestitures, including the Micro Focus Acquisition and AMC Divestiture (each as defined below), or those benefits may take longer to realize than expected
•We may be unable to successfully integrate acquired businesses or do so within the intended timeframes, which could have an adverse effect on our financial condition, results of operations and business prospects
•As a result of the Micro Focus Acquisition, the scope and size of our operations and business has substantially changed and will result in certain incremental risks to us. We cannot provide assurance that our expansion in scope and size will be successful
•We incurred significant transaction costs in connection with the Micro Focus Acquisition, and could incur unanticipated costs during the integration of Micro Focus that could adversely affect our results of operations
•Loss of key personnel could impair the integration of acquired businesses, lead to loss of customers and a decline in revenues, or otherwise could have an adverse effect on our operations
•Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting, cybersecurity and compliance with data privacy laws that are weaker than or otherwise not in conformity with ours
•The AMC Divestiture (as defined below) may result in disruptions in our remaining business and to relationships with customers and other business partners
Risks Related to Laws and Regulatory Compliance
•Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources
•As part of the ongoing audit of our Canadian tax returns by the Canada Revenue Agency (CRA), we have received notices of, and are appealing, reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, and the CRA has audited Fiscal 2017, Fiscal 2018 and Fiscal 2019. An adverse outcome of these ongoing audits could have a material adverse effect on our financial position and results of operations
•Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, may adversely impact our business
•Certain of our products may be perceived as, or determined by the courts to be, a violation of privacy rights and related laws. Any such perception or determination could adversely affect our revenues and results of operations
•Artificial Intelligence (AI) and other machine learning technology is being integrated into some of our products, systems or solutions, which could present risks and challenges to our business
Risks Related to our Financial Condition
•We may not generate sufficient cash flow to satisfy our unfunded pension obligations
•Fluctuations in foreign currency exchange rates could materially affect our financial results
•Our indebtedness could limit our operations and opportunities
Risks Related to Ownership of our Common Stock
•Our revenues and operating results are likely to fluctuate, which could materially impact the market price of our Common Shares
•Changes in the market price of our Common Shares and credit ratings of our outstanding debt securities could lead to losses for shareholders and debt holders
General Risks
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

Item 1. Business
Incorporated in 1991, OpenText has grown to be a leader in Information Management offering a comprehensive line of Information Management products and services that power and protect businesses of all sizes. OpenText’s Information Management solutions manage the creation, capture, use, analysis and lifecycle of structured and unstructured data. Our Information Management solutions are designed to help organizations extract value and insights from their information, secure that information and meet the growing list of privacy and compliance requirements. OpenText helps customers improve efficiencies, redefine business models and transform industries.
Our products are available in private cloud, public cloud, off-cloud and application programming interface (API) cloud, or any combination thereof, to support the customer’s preferred deployment option. In providing choice and flexibility, we strive to maximize the lifetime value of the relationship with our customers and support their information-led transformation journey.
Business Overview and Strategy
About OpenText
OpenText is an Information Management company that provides software and services that empower digital businesses of all sizes to become more intelligent, connected, secure and responsible. The comprehensive OpenText Information Management platform and services provide secure and scalable solutions for global enterprises, SMBs, governments and consumers around the world. With critical tools and services for connecting and classifying data, OpenText accelerates customers’ ability to deploy Artificial Intelligence (AI), automate work, and strengthen productivity. The benefits of interconnected information enable customers to enhance real-time decision-making, meet new compliance standards, manage across multi-cloud environments, and stay cyber resilient with secure data. With rising compliance standards for data management, security, environmental, sustainability, and inclusion factors, OpenText empowers customers with foresight and trust.
Our products are fundamentally integrated into the operations and existing software systems of our customers’ businesses, so customers can securely manage the complexity of information flow end-to-end. Through automation and AI, we connect, synthesize and deliver information when and where needed to drive new efficiencies, experiences and insights. We make information more valuable by connecting it to digital business processes, enriching it with insights, protecting and securing it throughout its entire lifecycle and leveraging it to create engaging digital experiences. Our solutions connect large digital supply chains, IT service management ecosystems, application development and delivery workflows, and processes in many industries including manufacturing, healthcare and life sciences, energy, retail and financial services.
Our solutions also enable organizations and consumers to secure their information so that they can collaborate with confidence, stay ahead of the regulatory technology curve and identify threats across their endpoints and networks. With a multi-layered security approach, we have a wide range of OpenText Cybersecurity solutions that power and protect at the data management layer, at the infrastructure and application layers, at the code, and at the edge, offering insights and threat intelligence across it all.
Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our installed customer base and to new customers, which include Global 10,000 companies (G10K), SMBs and consumers. Our R&D leverages our existing investments in the OpenText Cloud with the aim of ensuring that all our cloud products provide our customers with insights, meet compliance regulations and provide a seamless experience across our portfolio. Businesses of all sizes rely on a combination of public and private clouds, managed cloud services and off-cloud solutions. Looking ahead, the destination for our customers is hybrid (on cloud and off-cloud) and multi-cloud and our innovation roadmap is designed to provide flexibility in all environments.
On January 31, 2023, we completed the acquisition of all of the outstanding ordinary shares of Micro Focus International Limited, formerly Micro Focus International plc (Micro Focus), a leading provider of mission-critical software technology and services that help customers accelerate digital transformation, for a total purchase price of $6.2 billion (the Micro Focus Acquisition), inclusive of Micro Focus’ cash and repayment of Micro Focus’ outstanding indebtedness.
On May 1, 2024, we completed the divestiture of our Application Modernization and Connectivity (AMC) business to Rocket Software, Inc. (Rocket Software) for $2.275 billion in cash before taxes, fees and other adjustments (the AMC Divestiture). We used the net proceeds from the AMC Divestiture to complete a $2.0 billion debt reduction, which resulted in the termination of the Term Loan B (as defined below) and the reduction of amounts outstanding under the Acquisition Term Loan (as defined below).

Our Products and Services
We leverage a common set of technologies, processes and systems to deliver our complete and integrated portfolio of Information Management solutions at scale to meet the demands and needs of a global market. Our solutions are marketed and delivered on the OpenText Cloud Platform, which supports customer deployments from private cloud to public cloud to off-cloud to API. Our architectural approach puts at the forefront the ability for customers to have the flexibility and customization they need in a hybrid multi-cloud world. The OpenText Cloud is a comprehensive Information Management platform consisting of six business clouds: our Content Cloud, Cybersecurity Cloud, Application Automation Cloud, Business Network Cloud, IT Operations Management Cloud and Analytics Cloud. In addition to our six business clouds, we have the Developer Cloud to help unleash developer creativity.
With embedded AI and analytics, our solutions improve business insight, employee productivity, customer experiences, asset utilization, collaboration, supply chain efficiency and risk management. Our innovation roadmap is focused on investing a significant amount of our R&D in cloud and AI capabilities. This includes continuing to enhance the capabilities and deployment options of the acquired Micro Focus products, growing our public cloud and API offerings, driving deep integrations through co-innovations with partners, integrating security, analytics and AI solutions throughout our offerings and investing to meet new compliance standards. Our platform offers multi-level, multi-role and multi-context security. Information is secured at the data level, by user-enrolled security, context rights and time-based security. We also provide encryption at rest for document-level security. Below is a listing of our Information Management solutions.
For the year ended June 30, 2024, total revenues is comprised of 40% from Content Cloud, 20% from Cybersecurity Cloud, 15% from Application Automation Cloud, 10% from Business Network Cloud, 10% from IT Operations Management Cloud and 5% from Analytics Cloud, with revenues from Business Network Cloud and Cybersecurity Cloud primarily derived from Cloud revenues, and the remaining primarily derived from Customer support revenues.
Content Cloud
Our Content Cloud empowers customers to gain an information advantage through robust content management, improved integrations and intelligent automation. It connects content to the digital business eliminating silos and providing convenient, secure and compliant remote access to both structured and unstructured data, boosting productivity and insights and reducing risk. Our solutions manage the lifecycle, distribution, use and analysis of information across the organization, from capture through archiving and disposition.
Our Content Services solutions range from content collaboration and intelligent capture to records management, collaboration, e-signatures and archiving, and are available off-cloud, on a cloud provider of the customer’s choice, as a subscription in the OpenText Cloud, in a hybrid environment or as a managed service. Our Content Services solutions enable customers to capture data from paper, electronic files and other sources and transform it into digital content delivered directly into content management solutions, business processes and analytic applications. Our customers can protect critical historical information within a secure, centralized archiving solution. OpenText Content Services adhere to the Content Management Interoperability Services (CMIS) standard and support a broad range of operating systems, databases, application servers and applications.
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
Also within Content Cloud, our Experience Cloud powers smarter experiences that drive revenue growth and customer loyalty. Our Digital Experience solutions create, manage, track and optimize omnichannel interactions throughout the customer journey, from acquisition to retention, and integrate with systems of record including Salesforce® and SAP®. The OpenText Digital Experience platform enables businesses to gain insights into their customer interactions and optimize them to improve customer lifetime value. The platform includes solutions and extensions that deliver highly personalized content and engagements along a continuous customer journey. With AI-powered analytics, the Experience Cloud can evaluate and deliver optimized user experiences at scale to ensure every point of interaction, whether physical or digital, on any device, is engaging and personalized.
The Experience Cloud platform includes a range of solutions from Customer Experience Management (CXM), Web Content Management (WCM), Digital Asset Management (DAM), Customer Analytics, AI & Insights, eDiscovery, Digital Fax, Omnichannel Communications, Secure Messaging, Voice of Customer (VoC), as well as customer journey, testing and segmentation.
Cybersecurity Cloud
Our Cybersecurity solutions provide organizations with capabilities to protect, prevent, detect, respond and quickly recover from threats across endpoints, network, applications, IT infrastructure and data, all with AI-led threat intelligence. OpenText Cybersecurity aims to protect critical information and processes through threat intelligence, forensics, identity, encryption, and cloud-based application security.
At the data layer, OpenText Cybersecurity helps customers be cyber-resilient with uninterrupted access and protection of business data against cyber threats. With Carbonite Endpoint, Carbonite Server, Carbonite Cloud-to-Cloud Backup and Information Archiving, we help ensure customers have visibility across all endpoints, devices and networks, for proactive discovery of sensitive data, identification of threats and sound data collection for investigation.
At the infrastructure and application layer, OpenText Cybersecurity solutions help detect issues and respond to and remediate threats. Our full suite of capabilities includes Application Security (Fortify), Identity and Access Management (NetIQ), Email Encryption (Voltage), Security Information and Event Management (SIEM with ArcSight), Endpoint Detection Response (EDR), Network Detection Response (NDR), Managed Detection and Response (MDR) and Digital Forensics & Incident Response. OpenText delivers services, combining front-line experience with automation, AI technology and OpenText software to help organizations detect threats in real time. Moreover, our eDiscovery capabilities provide forensics and unstructured data analytics for searching and investigating data to manage legal obligations and organizational risks. For highly regulated organizations, these machine learning capabilities help drive compliance and timely responses in complex situations. From threat prevention to detection and response, data management to investigation and compliance, OpenText Cybersecurity offers solutions to keep business operations in a trusted state across endpoints, networks, clouds, email, webservers, firewalls and logs.
At the edge, we help customers protect endpoints, virtual machine platforms and browsers from rising cyber-attacks. With Webroot Endpoint Protection, Webroot Domain Name System (DNS) protection, Email Security by Zix, Security Awareness Training, MDR and Threat Hunting, our security solutions are directed to the SMB and consumers segments. We serve SMB together with our network of Managed Service Providers (MSPs) who help deploy OpenText solutions at scale.
OpenText Cybersecurity solutions help secure operations using solutions with threat intelligence. Threat monitoring with BrightCloud, remote endpoint protection and automated cloud backup and recovery work together to protect employees and customer data while allowing organizations to prepare for, respond to and recover quickly from cyber-attacks. OpenText Cybersecurity products help find information, to effectively conduct investigations, manage risk and respond to incidents.
Business Network Cloud
Our Business Network Cloud provides a foundation for digital supply chains and secure e-commerce ecosystems. Our Business Network manages data within the organization and outside the firewall, connecting people, systems and Internet of Things (IoT) devices at a global scale for those seeking to digitize and automate their procure-to-pay and order-to-cash processes. For our customers, our Business Network Cloud offerings deliver streamlined connectivity, secure collaboration and real-time business intelligence in a single, unified platform. Organizations of all sizes can build global and sustainable supply chains, rapidly onboard new trading partners, comply with regional mandates, assess their credit quality and ethics scores, provide electronic invoicing and remove information silos across ecosystems and the extended enterprise.

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
IT Operations Management Cloud
Our IT Operations Management Cloud helps customers increase service levels and deliver better experiences through a more holistic management of IT assets and applications across all types of infrastructures and environments. Within IT operations management, we power IT service management for automation and advancement of IT support and asset management (SMAX). We enable customers with better AI operations management with the capabilities of network operations management (NOM) and connected data management and observability (OpsBridge). We help customers manage vulnerabilities and deployment of patches within their IT landscape through server and network automation. Lastly, with the power of our universal discovery and automation tools that can manage distributed landscapes, we help customers better manage cloud costs and carbon footprints.
As OpenText continues to integrate the Micro Focus portfolio, we expect that new innovations will drive the combination of IT service management and enterprise content management to enable IT service agents with the right content and insights. Bringing the AI operations portfolio onto the OpenText private cloud is expected to allow customers to take advantage of the discovery capabilities on top of a private network and within private data. AI enabled tools are expected to accelerate how customers can manage and control cloud costs and carbon footprints across multiple environments. OpenText solutions are built on the integrated, AI-based OPTIC Platform to ensure IT efficiency and performance.
Analytics Cloud
OpenText Analytics Cloud solutions bring artificial intelligence with practical usage to provide organizations with actionable insights and better automation. We help organizations overcome enterprise data challenges through visualizations, advanced natural language processing and natural language understanding and integrated computer vision capabilities. With an open architecture, Analytics Cloud can integrate with external AI services, such as Google Cloud or Azure.
Our Analytics Cloud solutions feature capabilities from data analytics to insights from new unstructured data types to visualization that can be applied to key processes. These solutions help organizations process data of all types from anywhere, at any speed, and transform data into insights that can be used in workflows through applications. These capabilities can be consumed as a full stack analytics engine or as API components embedded in other custom OEM solutions.
In addition, we have embedded AI data analytics in all our major offerings.
Our AI and analytics capabilities within Content Cloud leverage structured or unstructured data to help organizations improve decision-making, gain operational efficiencies and increase visibility through interactive dashboards, reports and data visualizations. It leverages a comprehensive set of data analytics software, such as text mining, natural language processing, interactive visualizations and machine learning, to identify patterns, relationships, risks and trends that are used for predictive process automation and accelerated decision making. Our Analytics Cloud solutions support composite AI for improved accuracy, and we help customers turn repositories of operational and experience information into clean and integrated “data lakes” that can be mined by AI to extract useful knowledge and insight for our customers.
Application Automation Cloud
The OpenText Application Automation Cloud focuses on helping customers re-engineer processes and quickly adapt to complex needs to deliver seamless customer and employee applications. Our cloud ready solutions speed up the development of case and process-driven applications with low-code, drag-and-drop components, reusable building blocks and pre-built accelerators to build and deploy solutions more easily. The Application Automation Cloud provides performance to functional testing, and lifecycle management of applications with improved visibility. Moreover, our professional services team works with customers to simplify complex interactions among people, content, transactions and workflows across multiple systems of record to support a diverse range of use cases.
Within our applications automation space, we help customers move workloads into the cloud by integrating customer applications they have on mainframes and older infrastructures. From mainframe development tools to host connectivity, our products deliver value managing a fast-paced and ever-changing IT landscape. Customers can innovate faster, with lower risk, by transforming their core business applications, processes, and infrastructure—from mainframe to cloud.
The Application Automation Cloud included our AMC business prior to the AMC Divestiture on May 1, 2024. During Fiscal 2024, the AMC business comprised approximately 45% of the Application Automation Cloud. See Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details.
Developer Cloud
Developers can access API, cloud services and software development kits (SDK) from our six business cloud offerings, through the OpenText Developer Cloud, making it faster and easier to build, extend and customize Information Management applications. Our solutions help R&D teams engage with our community of developers to innovate and build custom applications. Our API solutions help developers accelerate new product development, utilize fewer resources and reduce time to delivery for their projects. With our Developer Cloud’s language-neutral protocols and cloud API services, our customers can reduce infrastructure spend, improve time-to-market and minimize the time and effort required to add new capabilities.
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
Organizations can gain an information advantage and quickly turn ideas into solutions with OpenText APIs to build, integrate and customize Information Management applications. OpenText APIs empower developers to focus on code-based innovation with a single, secure, infrastructure agnostic platform, freely available technical documentation and an open and engaged developer community to share knowledge and best practices to solve problems and create new solutions. Our innovation roadmap includes APIs as a deployment option for all new products.
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
Our Strategy
Growth
As an organization, we are committed to “Total Growth”, meaning we strive towards delivering value through organic initiatives, innovations and acquisitions. With an emphasis on increasing recurring revenues and expanding profitability, we believe our Total Growth strategy will ultimately drive cash flow growth, thus helping to fuel our innovation, broaden our go-to-market distribution and identify and execute strategic acquisitions. With strategic acquisitions, we are well positioned to expand our product portfolio and improve our ability to innovate and grow organically, which helps us to meet our long-term growth targets. Our Total Growth strategy is a durable model, that we believe will create both near and long-term shareholder value through organic and acquired growth, capital efficiency and profitability.
As a global leader in Information Management, we know customers need an integrated set of cloud products, solutions and services as a foundation for efficiency and growth. The cloud is a strategic business imperative that drives customers’ investment in product innovation, business agility, operational efficiency and cost management. We are committed to continuing our investment in the OpenText Cloud to better suit the evolving needs of our customers.
We are committed to continuous innovation. Over the last three fiscal years, we have invested a cumulative total of $2.0 billion in R&D or 14.7% of cumulative revenue for that three-year period. On an annual basis, we continue to target to spend

14% to 16% of revenues on R&D expense. With our innovation roadmap delivered, we believe we have fortified our support for customer choice: private cloud, public cloud, off-cloud, and API cloud.
Our investments in R&D push product innovation, increasing the value of our offerings to our installed customer base and new customers, which includes G10K, enterprise companies, public sector agencies, mid-market companies, SMB and consumers. The G10K are the world’s largest companies, ranked by estimated total revenues, as well as the world’s largest governments and organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth.
We remain a value-oriented and disciplined acquirer, having efficiently deployed $12.1 billion on acquisitions over the last 10 fiscal years. We look for companies that are situated within our total addressable markets.
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
We regularly evaluate acquisition and divestiture opportunities and at any time may be at various stages of discussion with respect to such opportunities. For additional details on our acquisitions, see “Acquisitions and Divestitures During the Last Five Fiscal Years,” elsewhere in Item 1 of this Annual Report on Form 10-K.
OpenText Revenues
Our business consists of four revenue streams: cloud services and subscriptions, customer support, license and professional service and other. For information regarding our revenues by significant geographic area for Fiscal 2024, Fiscal 2023 and Fiscal 2022, see Note 20 “Segment Information” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Cloud Services and Subscriptions
Cloud services and subscriptions revenues consist of (i) software as a service (SaaS) offerings, (ii) APIs and data services, (iii) hosted services and (iv) managed service arrangements. These offerings allow customers to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in related hardware infrastructure.
OpenText expects the cloud to be our largest driver of growth. Supported by a global, scalable and secure infrastructure, OpenText Cloud Editions includes a foundational platform of technology services, and packaged business applications for industry and business processes. Managed services provide an end-to-end fully outsourced B2B integration solution to our customers, including program implementation, operational management and customer support.
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

Professional Service and Other
We provide consulting and learning services to customers. Generally, these services relate to the implementation, training and integration of our licensed product offerings into the customer’s systems.
Our consulting services help customers build solutions that enable them to leverage their investments in our technology and in existing enterprise systems. The implementation of these services can range from simple modifications to meet specific departmental needs to enterprise applications that integrate with multiple existing systems.
Our learning services consultants analyze our customers’ education and training needs, focusing on key learning outcomes and timelines, with a view to creating an appropriate education plan for the employees of our customers who work with our products. Education plans are designed to be flexible and can be applied to any phase of implementation: pilot, roll-out, upgrade or refresher. OpenText learning services employ a blended approach by combining mentoring, instructor-led courses, webinars, eLearning and focused workshops.
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
Our OpenText Partner Network offers five distinct programs: Strategic Partners, Global Systems Integrators, Resellers, Technology and Managed Service Providers. This creates an extended organization to develop technologies, repeatable service offerings and solutions that enhance the way our customers maximize their investment in our products and services. Through the OpenText Partner Network, we are extending market coverage, building stronger relationships and providing customers with a more complete local ecosystem of partners to meet their needs. Each distinct program is focused to provide valuable business benefits to the joint relationship.
We have a number of strategic partnerships that contribute to our success. These include the most prominent organizations in enterprise software, hardware and public cloud, with whom we work to enhance the value of customer investments. They include:
•SAP SE (SAP): We partner with SAP on content services. The OpenText Suite for SAP solutions provides key business content within the context of SAP business processes providing enhanced efficiencies, reduced risk and better experiences for customers, employees and partners - accessible anywhere and anytime and available on and off-cloud.
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

•DXC Technology Company (DXC): We partner with DXC to deliver mission critical IT services to global companies including testing solutions, application development and IT operations management for the optimization and modernization of data centers.
Global Systems Integrators (GSIs) provide customers with digital transformational services around OpenText technologies. They are trained and certified on OpenText solutions and enhance the value of our offerings by providing technical credibility and complementary services to customers. Our GSIs include DXC, Accenture plc, Capgemini Technology Services SAS, Deloitte Consulting LLP, Hewlett Packard Enterprises and Tata Consultancy Services (TCS).
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
We currently have over 20,000 MSPs in our network which provide a key go-to-market channel for us as MSPs act as intermediaries between the solutions vendors like OpenText and the SMB market. An MSP specializes in their local market and provides managed services to their clients.
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
Competition
The market for our products and services is highly competitive, subject to rapid technological change and shifting customer needs and economic pressures. We compete with multiple companies, some that have single or narrow solutions and some that have a range of information management solutions, like us. Our primary competitor is International Business Machines Corporation (IBM), with numerous other software vendors competing with us in the Information Management sector, such as Box Inc., Hyland Software Inc., Alfresco Software Inc., ServiceNow Inc., Atlassian Corp., Gen Digital Inc. and Adobe Inc. In certain markets, OpenText competes with Oracle and Microsoft, who are also our partners. In addition, we also face competition from systems integrators that configure hardware and software into customized systems. Additionally, new competitors or alliances among existing competitors may emerge and could rapidly acquire additional market share. We expect that competition will increase because of ongoing software industry consolidation.
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
To achieve these objectives, we have made and expect to continue to make investments in R&D, through internal and third-party development activities, third-party licensing agreements and potentially through technology acquisitions. We expect a significant amount of our future R&D investment will be in cloud-based technologies.
Our R&D expenses were $893.9 million for Fiscal 2024, $680.6 million for Fiscal 2023 and $440.4 million for Fiscal 2022. We believe our spending on R&D is an appropriate balance between managing our organic growth and results of operations. We expect to continue to invest in R&D to maintain and improve our products and services offerings.

Acquisitions and Divestitures During the Last Five Fiscal Years
We regularly evaluate acquisition and divestiture opportunities within the Information Management market and at any time may be in various stages of discussions with respect to such opportunities.
Below is a summary of certain significant acquisitions and divestitures we have made over the last five fiscal years.
•On May 1, 2024, we completed the sale of our AMC business to Rocket Software, Inc. for $2.275 billion in cash before taxes, fees and other adjustments.
•On January 31, 2023, we acquired Micro Focus, a leading provider of mission-critical software technology and services that help customers accelerate digital transformations, for $6.2 billion.
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
We believe opportunistic acquisitions or divestitures can strengthen our product offerings in the Information Management market. Considering the continually evolving marketplace in which we operate, we regularly evaluate such opportunities within the Information Management market and at any time may be in various stages of discussions with respect to such opportunities.
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
Looking Towards the Future
In Fiscal 2025 we intend to continue to implement strategies that are designed to:
Invest in Innovation. We believe we are well-positioned to develop additional innovative solutions to address the evolving market. We plan to continue investing in technology innovation by funding internal development, acquiring complementary technologies and collaborating with third parties.
Invest in the Cloud. Today, the destination for innovation is the cloud. Businesses of all sizes rely on a combination of APIs, public and private clouds, managed services and off-cloud solutions. As a result, we are committed to continue to modernize our technology infrastructure and leverage existing investments in the OpenText Cloud. The combination of OpenText cloud-native applications and managed services, together with the scalability and performance of our partner public cloud providers, offer more secure, reliable and compliant solutions to customers wanting to deploy cloud-based Information Management applications. OpenText Cloud Editions is designed to build additional flexibility and scalability for our customers: becoming cloud-native, connecting anything and extending capabilities quickly with multi-tenant SaaS applications and services.

Invest in AI. We believe that customers are seeking practical AI and OpenText is in a strong position to help customers discover the most prevailing use cases that leverage an interconnected source of all data types (content, business network, customer experience, IT service management, application development, asset management, IoT, etc.). We believe one of the greatest opportunities is to help customers leverage their operational and experience data with generative AI to discover new insights for efficiency and competitive advantages. We strive to co-innovate with customers by taking the proven concept of machine learning and applying it to their organizational needs.
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
Deliver Organic Growth. We are focused on investing and delivering on organic growth. The Information Management market is large and is expected to continue to grow and we expect cloud to be our leading growth driver. We have multiple initiatives that are designed to deliver organic growth including; guiding our customers along their cloud journey, investing in our mid-market channel and deepening our relationships with our partners and hyperscalers. As customers move into the cloud, it will facilitate cross-sell and upsell opportunities across the product portfolio and geographies.
Strategically Pursue Acquisitions. We expect to continue to pursue strategic acquisitions to strengthen our product offerings in the Information Management market. Considering the continually evolving marketplace in which we operate, we regularly evaluate acquisition opportunities within the Information Management market and at any time may be in various stages of discussions with respect to such opportunities. We plan to continue to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy and disciplined financial management. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of solutions, as well as add new solutions to our portfolio.
Return of Capital. Following the AMC Divestiture, we announced our share repurchase plan pursuant to which we intend to repurchase our common shares for cancellation, reflecting our confidence in our operational execution, expanding cash flows and our continued commitment to returning capital to our shareholders via dividends and repurchase of common shares. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Plan / Normal Course Issuer Bid.
Human Capital
Our Global Footprint
Our ability to attract, retain and engage a diverse workforce committed to innovation, operational excellence and the OpenText mission and values across our global footprint is a cornerstone to our success.
As of June 30, 2024, we employed a total of approximately 22,900 individuals, of which 8,300 or 36% are in the Americas, 5,000 or 22% are in EMEA and 9,600 or 42% are in Asia Pacific. Currently, we have employees in 44 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. See “Results of Operations” included in Item 7 of this Annual Report on Form 10-K for our definitions of geographic regions.

The approximate composition of our employee base is as follows: (i) 4,200 employees in sales and marketing, (ii) 7,800 employees in product development, (iii) 4,000 employees in cloud services, (iv) 1,800 employees in professional services, (v) 1,700 employees in customer support and (vi) 3,400 employees in general and administrative roles.
We believe that relations with our employees are strong. In certain jurisdictions, where it is customary to do so, a “Workers’ Council” or professional union represents our employees.
Employee Engagement
We regularly conduct employee research to understand perceptions in the areas of engagement, company strategy, company mission and values, personal impact, manager effectiveness, recognition, career development and equity, diversity and inclusion. Participation level and engagement have remained high. This has enabled us to listen to employees through the phases of the global health pandemic, our return to office, as well as the post-integration perspective of employees following major acquisitions, including the acquisition of Micro Focus. Additional surveys and listening, including feedback from new hires through onboarding surveys, inform our communication and engagement plan to ensure we create meaningful experiences and support higher productivity and engagement.
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
Our charitable giving program supports activities at the local and global level, focused on education, innovation, disaster relief and the health and welfare of children and families. We also provide employees three paid days off to volunteer and make an impact to the causes that matter most to them. In addition, we launched the Navigator Internship Program to create pathways to digital jobs for Indigenous and under-represented minority students.
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
See “Increased attention from shareholders, customers and other key relationships regarding our CSR and ESG practices and increased regulatory scrutiny of CSR and ESG practices and related disclosures could impact our business activities, financial performance and reputation” in Part I, Item 1A “Risk Factors” included elsewhere within this Annual Report on Form 10-K.
Equity, Diversity and Inclusion (ED&I)
We are passionate about creating an inclusive environment where skilled and diverse employees thrive, deliver compelling innovations to our customers and provide shareholder value. We are committed to increasing equity in opportunity for all employees regardless of race, gender, sexual orientation, religion or other differences.
At OpenText, we have established a global Equity, Diversity and Inclusion steering committee to guide ED&I strategy and initiatives. We bring our ambition to life through project teams made of employees who come together to recommend policies, programs and initiatives across a range of topics.
These teams are leading global initiatives with local impact, which include:
•Awareness: For employees and managers on matters such as inclusive leadership practices and diversity awareness;
•Recruiting: Platforms that are inclusive, diverse slates for key leadership roles and an increased focus on virtual work opportunities to widen recruiting talent and diversity;
•Advancement: Internal career building opportunities, mentoring and networks;
•Advocacy: Employee networks, including “Black Empowerment & Excellence” and “Worldwide OpenText Women,” fostering sponsorship, community and career conversations; and
•Civic Action: Focusing an ED&I lens on community outreach and engagement.

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
Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed with or furnished to the SEC may be obtained free of charge through the Investors section of our website at investors.opentext.com as soon as is reasonably practical after we electronically file or furnish these reports. In addition, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov and our filings with the Canadian Securities Administrators (CSA) may be accessed through the CSA’s System for Electronic Document Analysis and Retrieval (SEDAR+) at www.sedarplus.ca. The SEC and SEDAR+ websites are included in this Annual Report on Form 10-K as inactive textual references only. Except for the documents specifically incorporated by reference into this Annual Report, information contained on the SEC or SEDAR+ websites is not incorporated by reference in this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by applicable law.

Investors should note that we may announce information using our website, press releases, securities law filings, public conference calls, webcasts and the social media channels identified on the Investors section of our website (https://investors.opentext.com). Such social media channels may include the Company’s or our CEO’s blog, Twitter account or LinkedIn account. The information posted through such channels may be material. Accordingly, investors should monitor such channels in addition to our other forms of communication. Unless otherwise specified, such information is not incorporated into, or deemed to be a part of, our Annual Report on Form 10-K or in any other report or document we file with the SEC under the Securities Act, the Exchange Act or under applicable Canadian securities laws.
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
You should read these risk factors in conjunction with the section entitled “Forward-Looking Statements” in Part I of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes in Part II, Item 8 of this Annual Report on Form 10-K.
Risks Related to our Business and Industry
If we do not continue to develop technologically advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected
Our success depends upon our ability to design, develop, test, market, license, sell and support new software products and services and enhancements of current products and services on a timely basis in response to both competitive threats and marketplace demands. The software industry is increasingly focused on cloud computing, mobility, social media, SaaS and artificial intelligence, among other continually evolving shifts. In addition, our software products, services and enhancements must remain compatible with standard platforms and file formats. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create new products or improve our existing products. If we are unable to achieve a successful integration with third party software, we may not be successful in developing and marketing our new software products, services and enhancements. If we are unable to successfully integrate third party software to develop new software products, services and enhancements to existing software products and services, or to complete the development of new software products and services which we license or acquire from third parties, our operating results will be materially adversely affected. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results will be materially adversely affected. Moreover, if new industry standards emerge that we do not anticipate or adapt to, or, if alternatives to our services and solutions are developed by our competitors in times of rapid technological change, our software products and services could be rendered less competitive or obsolete, causing us to lose market share and, as a result, harm our business and operating results and our ability to compete in the marketplace.
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

Commercial success depends on many factors, including the degree of innovation of the software products and services developed through our research and development efforts, sufficient support from our strategic partners and effective distribution and marketing. Accelerated software product introductions and short product life cycles require high levels of expenditures for research and development and the potential introduction of government regulation, including that related to the use of AI, may increase the costs of research and development as well as compliance with such regulation. These expenditures may adversely affect our operating results if they are not offset by corresponding revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, significant revenues from new software product and service investments may not be achieved for a number of years, if at all. Moreover, new software products and services may not be profitable, and even if they are profitable, operating margins for new software products and services may not be as high as the margins we have experienced for our current or historical software products and services.
If our software products and services do not gain market acceptance, our operating results may be negatively affected
We intend to pursue our strategy of being a market leading consolidator for cloud-based information management solutions. We intend to grow the capabilities of our information management software offerings through our proprietary research and the development of new software product and service offerings, as well as through acquisitions. It is important to our success that we continue to enhance our software products and services in response to customer demand and to seek to set the standard for information management capabilities. The primary market for our software products and services is rapidly evolving, and the level of acceptance of products and services that have been released recently, or that are planned for future release to the marketplace, is not certain. If the markets for our software products and services fail to develop, develop more slowly than expected or become subject to increased competition, our business may suffer. As a result, we may be unable to: (i) successfully market our current products and services; (ii) develop new software products and services and enhancements to current software products and services; (iii) complete customer implementations on a timely basis; or (iv) complete software products and services currently under development. In addition, increased competition and transitioning from perpetual license sales to subscription-based business model could put significant pricing pressures on our products, which could negatively impact our margins and profitability. If our software products and services are not accepted by our customers or by other businesses in the marketplace, our business, operating results and financial condition will be materially adversely affected.
Failure to protect our intellectual property could harm our ability to compete effectively
We are highly dependent on our ability to protect our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as non-disclosure agreements and other contractual provisions, to establish and maintain our proprietary rights. We intend to protect our intellectual property rights vigorously; however, there can be no assurance that these measures will, in all cases, be successful, and these measures can be costly and/or subject us to counterclaims, including challenges to the validity and enforceability of our intellectual property rights. Enforcement of our intellectual property rights may be difficult, particularly in some countries outside of North America in which we seek to market our software products and services. While Canadian and U.S. copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. The absence of internationally harmonized intellectual property laws makes it more difficult to ensure consistent protection of our proprietary rights. Additionally, the laws and enforcement mechanisms to protect our intellectual property from unauthorized use in new technologies like AI and other machine learning technology are evolving and may be inadequate. Software piracy has been, and is expected to be, a persistent problem for the software industry, and piracy of our software products represents a loss of revenue to us. Where applicable, certain of our license arrangements have required us to make a limited confidential disclosure of portions of the source code for our software products, or to place such source code into escrow for the protection of another party. Despite the precautions we have taken, unauthorized third parties, including our competitors, may be able to copy certain portions of our software products or reverse engineer or obtain and use information that we regard as proprietary. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property. In addition, certain of our products contain open source software. Licensees of open source software may be required to make public certain source code, to license proprietary software for free or to permit others to create derivative works of proprietary software. While we monitor and control the use of open source software in our products and in any third party software that is incorporated into our products, and try to ensure that no open source software is used in such a way that negatively affects our proprietary software, there can be no guarantee that such use does not occur inadvertently, which in turn, could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition. Further, any undetected errors or defects in open source software could prevent the deployment or impair the functionality of our software products, delay the introduction of new solutions, or render our software more vulnerable to breaches or security attacks.

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
In particular, our efforts to protect our intellectual property through patent litigation may result in counterclaims of patent infringement by counterparties in such suits. Any such assertion, regardless of merit, may result in litigation or require us to obtain a license for the intellectual property rights of third parties. Such licenses may not be available, or they may not be available on commercially reasonable terms. In addition, as we continue to develop software products and expand our portfolio using new technology and innovation, our exposure to threats of infringement may increase. Any infringement claims and related litigation could be time-consuming and disruptive to our ability to generate revenues or enter into new market opportunities and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the intellectual property rights or rework our products to avoid infringement of third-party rights. With certain exceptions, our agreements with our partners and customers typically contain provisions that require us to indemnify them for damages sustained by them as a result of any infringement claims involving our products. Any of the foregoing infringement claims and related litigation could have a material adverse impact on our business and operating results as well as on our ability to generate future revenues and profits.
Our software products and services may contain defects that could harm our reputation, be costly to correct, delay revenues and expose us to litigation
Our software products and services are highly complex and sophisticated and, from time to time, may contain design defects, software errors, hardware failures or other computer system failures that are difficult to detect and correct. Errors, defects and/or other failures may be found in new software products or services or improvements to existing products or services after delivery to our customers, including as a result of the introduction of new and emerging technologies such as AI. If these defects, errors and/or other failures are discovered, we may not be able to successfully correct them in a timely manner. In addition, despite the extensive tests we conduct on all our software products or services, we may not be able to fully simulate the environment in which our products or services will operate and, as a result, we may be unable to adequately detect the design defects or software or hardware errors that may become apparent only after the products are installed in an end-user’s network, and only after users have transitioned to our services. The occurrence of errors, defects and/or other failures in our software products or services could result in the delay or the denial of market acceptance of our products and alleviating such errors, defects and/or other failures may require us to make significant expenditure of our resources. Customers often use our services and solutions for critical business processes and, as a result, any defect or disruption in our solutions, any data breaches or misappropriation of proprietary information or any error in execution, including human error or intentional third-party activity such as denial of service attacks or hacking, may cause customers to reconsider renewing their contracts with us. The errors in or failure of our software products and services could also result in us losing customer transaction documents and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages. The harm to our reputation resulting from product and service errors, defects and/or other failures may be material. Since we regularly provide a warranty with our software products, the financial impact of fulfilling warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims. These agreements regularly contain terms such as the exclusion of all implied warranties and the limitation of the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and the attendant liabilities and costs associated with such claims. Any claims for actual or alleged losses to our customers’ businesses may require us to spend significant time and money in litigation or arbitration or to pay significant sums in settlements or damages. Defending a lawsuit, regardless of merit, can be costly and would divert management’s attention and resources. Although we maintain errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate to cover all such claims. Accordingly, any such claim could negatively affect our business, operating results or financial condition.
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
Risks associated with the evolving use of the Internet, including changing standards, competition and regulation and associated compliance efforts, may adversely impact our business
The use of the Internet as a vehicle for electronic data interchange (EDI) and related services continues to raise numerous issues, including those relating to reliability, data security, data integrity and rapidly evolving standards. New competitors, including media, software vendors and telecommunications companies, offer products and services that utilize the Internet in competition with our products and services, which may be less expensive or process transactions and data faster and more efficiently. Internet-based commerce is subject to increasing regulation by Canadian, U.S. federal and state and foreign governments, including in the areas of data privacy and breaches and taxation. Laws and regulations relating to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for Internet-based solutions and restricting our ability to store, process, analyze and share data through the Internet. Although we believe that the Internet will continue to provide opportunities to expand the use of our products and services, we cannot guarantee that our efforts to capitalize on these opportunities will be successful or that increased usage of the Internet for business integration products and services, increased competition or heightened regulation will not adversely affect our business, results of operations and financial condition.
Business disruptions, including those arising from disasters, pandemics or catastrophic events, may adversely affect our operations
Our business and operations are highly automated, and a disruption or failure of our systems may delay our ability to complete sales and to provide services. Business disruptions can be caused by several factors, including climate change, natural disasters, global health pandemics, terrorist attacks, power loss, telecommunications and system failures, computer viruses, physical attacks and cyber-attacks. A major disaster or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, including our cloud services, could severely affect our ability to conduct normal business operations. We operate data centers in various locations around the world and although we have redundancy capability built into our disaster recovery plan, we cannot ensure that our systems and data centers will remain fully operational during and immediately after a disaster or disruption. We also rely on third parties that provide critical services in our operations and despite our diligence around their disaster recovery processes, we cannot provide assurances as to whether these third-party service providers can maintain operations during a disaster or disruption. Global climate change may also aggravate natural disasters and increase severe weather events that affect our business operations, thereby compelling us to build additional resiliency in order to mitigate their impact. Further, in the event of any future global health pandemic, certain measures or restrictions may be imposed or recommended by governments, public institutions and other organizations, which could disrupt economic activity and result in reduced commercial and consumer confidence and spending, increased unemployment, closure or restricted operating conditions for businesses, inflation, volatility in the global economy, instability in the credit and financial markets, labour shortages and disruption in supply chains. Any business disruption could negatively affect our business, operating results or financial condition.
Unauthorized disclosures, cyber-attacks, breaches of data security and other information technology risks may adversely affect our operations
Most of the jurisdictions in which we operate have laws and regulations relating to data privacy, security and protection of information. We have certain measures to protect our information systems against unauthorized access and disclosure of personal information and of our confidential information and confidential information belonging to our customers. We have policies and procedures in place dealing with data security and records retention. These measures and policies may change over time as laws and regulations regarding data privacy, security and protection of information change. However, there is no assurance that the security measures we have put in place will be effective in every case, and our response process to incidents may not be adequate, may fail to accurately assess the severity of an incident, may not be fast enough to prevent or limit harm, or may fail to sufficiently remediate an incident. Failures and breaches in security could result in a negative impact for us and for our customers, adversely affecting our and our customers’ businesses, assets, revenues, brands and reputations, disrupting our operations and resulting in penalties, fines, litigation, regulatory proceedings, regulatory investigations, increase insurance premiums, remediation efforts, indemnification expenditures, reputational harm, negative publicity, lost revenues and/or other potential liabilities, in each case depending on the nature of the information disclosed. Security breaches could also affect our relations with our customers, damage our reputation and harm our ability to keep existing customers and to attract new customers. Some jurisdictions, including all U.S. states and the European Union (EU), have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, and in some cases our agreements with certain customers require us to notify them in the event of a data security incident. Such mandatory disclosures could lead to negative publicity and may cause our current and prospective customers to lose confidence in the effectiveness of our data security measures. These circumstances could also result in adverse impact on the market price of our Common Shares. These risks to our business may increase as we expand the number of web-based and cloud-based products, systems and solutions we offer and as we increase the number of countries in which we operate.
In particular, we are increasingly relying on virtual environments and communications systems, which have been in recent years and may be in the future subjected to third-party vulnerabilities and security risks of increasing frequency, scope and potential harm. Malicious hackers may attempt to gain access to our network or data centers; steal proprietary information related to our business, products, systems, solutions, employees and customers; interrupt our systems and services or those of our customers or others; or attempt to exploit any vulnerabilities in our products, systems or solutions, and such acts may go undetected. Also, the development and proliferation of specific AI applications and other machine learning technologies, alongside related technological innovations, may increase our exposure to cyber-attacks and other cybersecurity risks by potentially enhancing the capabilities of third parties to breach our systems. To address these challenges, we strive to continuously fortify our defenses through strategic investments in advanced security technologies and practices, comprehensive risk management frameworks, and ongoing staff training in efforts to safeguard the integrity, confidentiality, and availability of our data and systems against sophisticated threats, while also enhancing our security posture. Increased information technology security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial-of-service attacks, phishing, social engineering, hacking, and other types of attacks, pose a risk to the security and availability of our information technology systems, networks, products, solutions and services, including those that are managed, hosted, provided, or used by third parties (and which may not provide the same level of information security as our own products, systems or solutions), as well as the confidentiality, availability and integrity of our data and the data of our customers, partners, consumers, employees, stockholders, suppliers and others. Although we monitor our networks and continue to enhance our security protections, hackers are increasingly more sophisticated and aggressive and change tactics frequently, and our efforts may be inadequate to prevent or mitigate all incidents of data breach or theft. A series of issues may also be determined to be material at a later date in the aggregate, even if they may not be material individually at the time of their occurrence. Furthermore, it is possible that the risk of cyber-attacks and other data security breaches or thefts to us or our customers may increase due to global geopolitical uncertainty, in particular such as the ongoing Russia-Ukraine and Israel-Hamas conflicts.
In addition, if data security is compromised, this could materially and adversely affect our operating results given that we have customers that use our systems to store and exchange large volumes of proprietary and confidential information and the security and reliability of our services are of significant importance to these customers. We have experienced attempts by third parties to identify and exploit product and services vulnerabilities, penetrate or bypass our security measures and gain unauthorized access to our or our customers’ or service providers’ cloud offerings and other products, systems or solutions. We may experience future security issues, whether due to human error or misconduct, system errors or vulnerabilities in our or our third-party service providers’ products, systems or solutions. If our products, systems or solutions, or the products, systems or solutions of third-party service providers on whom we rely or may rely in the future, are attacked or accessed by unauthorized parties, it could lead to major disruption or denial of service and access to or loss, modification or theft of our and our customers’ data, which may require us to spend material financial or other resources on correcting the breach and indemnifying the relevant parties and/or on litigation, regulatory investigations, regulatory proceedings, increased insurance premiums, lost revenues, penalties, reputational harm, negative publicity, fines and/or other potential liabilities. If third-party service providers fail to implement adequate data security practices or otherwise suffer a security breach, our or our customer’s data may be improperly accessed, disclosed, used or otherwise lost, which could lead to reputational, business, operating and financial harms. Our efforts to protect against cyber-attacks and data breaches, including increased risks associated with work from home measures, may not be sufficient to prevent or mitigate such incidents, which could have material adverse effects on our reputation, business, operating results and financial condition.
Our success depends on our relationships with strategic partners, distributors and third-party service providers and any reduction in the sales efforts by distributors, cooperative efforts from our partners or service from third party providers could materially impact our revenues
We rely on close cooperation with strategic partners for sales and software product development as well as for the optimization of opportunities that arise in our competitive environment. A portion of our license revenues is derived from the licensing of our software products through third parties. Also, a portion of our service revenues may be impacted by the level of service provided by third party service providers relating to Internet, telecommunications and power services. Our success will depend, in part, upon our ability to maintain access to and grow existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing distributors or develop a sufficient number of future distributors. Distributors may also give higher priority to the licensing or sale of software products and services other than ours (which could include competitors’ products and services) or may not devote sufficient resources to marketing our software products and services. The performance of third-party distributors and third party service providers is largely outside of our control, and we are unable to predict the extent to which these distributors and service providers will be successful in either marketing and licensing or selling our software products and services or providing adequate Internet, telecommunication and power services so that disruptions and outages are not experienced by our customers. A reduction in strategic partner cooperation or sales efforts, a decline in the number of distributors, a decision by our distributors to discontinue the licensing of our software products or a decline or disruption in third party services could cause users and the general public to perceive our software products and services as inferior and could materially reduce our revenues. In addition, our financial results could be materially adversely affected if the financial condition of our distributors or third-party service providers were to weaken. Some of our distributors and third-party service providers may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends.
The loss of licenses to resell or use third-party software or the lack of support or enhancement of such software could adversely affect our business
We currently depend upon a limited number of third-party software products. If such software products were not available, we might experience delays or increased costs in the development of our own software products. For a limited number of our product modules, we rely on software products that we license from third parties, including software that is integrated with internally developed software and which is used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms and the related software may not continue to be appropriately supported, maintained or enhanced by the licensors. The loss by us of the license to use, or the inability by licensors to support, maintain or enhance any such software, could result in increased costs, lost revenues or delays until equivalent software is internally developed or licensed from another third party and integrated with our software. Such increased costs, lost revenues or delays could adversely affect our business. For example, with our acquisition of Zix, we extended our partnership with Microsoft by becoming one of their authorized Cloud Solutions Providers in North America. If our key partners were to terminate our relationship, make an adverse change in their reseller program, change their product offerings or experience a major cyber-attack or similar event, it could reduce our revenues and adversely affect our business.
Current and future competitors could have a significant impact on our ability to generate future revenues and profits
The markets for our software products and services are intensely competitive and are subject to rapid technological change and other pressures created by changes in our industry. The convergence of many technologies has resulted in unforeseen competitors arising from companies that were traditionally not viewed as threats to our market position. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens and as additional companies enter our markets, including those competitors who offer solutions similar to ours, but offer it through a different form of delivery. Numerous releases of competitive products have occurred in recent history and are expected to continue in the future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors: (i) develop technologies that are perceived to be substantially equivalent or superior to our technologies; (ii) introduce new competitive products or services; (iii) add new functionality to existing products and services, including through new and emerging AI applications; (iv) acquire competitive products and services; (v) reduce prices; or (vi) form strategic alliances or cooperative relationships with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increasing bargaining power by the consumers of our software products and services, we would need to lower the prices we charge for the products and services we offer. This could result in lower revenues or reduced margins, either of which may materially adversely affect our business and operating results. Moreover, our competitors may affect our business by entering into exclusive arrangements with our existing or potential customers, distributors or third-party service providers. Additionally, if prospective consumers choose methods of information management delivery different from that which we offer, our business and operating results could also be materially adversely affected.
The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in revenues being recognized from quarter to quarter
The decision by a customer to license our software products or purchase our services often involves a comprehensive implementation process across the customer’s network or networks. As a result, the licensing and implementation of our software products and any related services may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant technology implementation projects. Given the significant investment and commitment of resources required by an organization to implement our software products, our sales cycle may be longer compared to other companies within our own industry, as well as companies in other industries. Also, because of changes in customer spending habits, it may be difficult for us to budget, forecast and allocate our resources properly. In weak economic environments, such as a recession or slowdown, it is not uncommon to see reduced information technology spending. It may take several months, or even several quarters, for marketing opportunities to materialize, especially following a prolonged period of weak economic environment. If a customer’s decision to license our software or purchase our services is delayed or if the implementation of these software products takes longer than originally anticipated, the date on which we may recognize revenues from these licenses or sales would be delayed. Such delays and fluctuations could cause our revenues to be lower than expected in a particular period and we may not be able to adjust our costs quickly enough to offset such lower revenues, potentially negatively impacting our business, operating results and financial condition.
Our existing customers might cancel contracts with us, fail to renew contracts on their renewal dates and/or fail to purchase additional services and products, and we may be unable to attract new customers, which could adversely affect our operating results
We depend on our installed customer base for a significant portion of our revenues. We have significant contracts with our license customers for ongoing support and maintenance, as well as significant service contracts that provide recurring services revenues to us. In addition, our installed customer base has historically generated additional new license and services revenues for us. Service contracts are generally renewable at a customer’s option and/or subject to cancellation rights, and there are generally no mandatory payment obligations or obligations to license additional software or subscribe for additional services.
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
We may be unable to maintain or expand our base of SMB and consumer customers, which could adversely affect our anticipated future growth and operating results
With the acquisitions of Carbonite and Zix, we have expanded our presence in the SMB market as well as the consumer market. Expanding in this market may require substantial resources and increased marketing efforts, different to what we are accustomed to historically. If we are unable to market and sell our solutions to the SMB market and consumers with competitive pricing and in a cost-effective manner, it may harm our ability to grow our revenues and adversely affect our anticipated future growth and operating results. In addition, SMBs frequently have limited budgets and are more likely to be significantly affected by economic downturns than larger, more established companies. As such, SMBs may choose to spend funds on items other than our solutions, particularly during difficult economic times, which may hurt our projected revenues, business financial condition and results of operations.

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
Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine and Israel-Hamas conflicts, have affected and may continue to affect our business
Geopolitical instability, political unrest, war and other global conflicts may result in adverse effects on macroeconomic conditions, including volatility in financial markets, adverse changes in trade policies, inflation, higher interest rates, direct and indirect supply chain disruptions, increased cybersecurity threats and fluctuations in foreign currency. These events may also impact our decision or limit our ability to conduct business in certain areas or with certain entities. For example, sanctions and export controls have been imposed by the United States, Canada and other countries in connection with Russia’s military actions in Ukraine, including restrictions on selling or exporting goods, services or technology to certain regions, and travel bans and asset freezes impacting political, military, business and financial organizations and individuals in or connected with Russia. To support certain of our cloud customers headquartered in the United States or allied countries that rely on our network to manage their global business (including their business in Russia), we have nonetheless allowed these customers to continue to use our services to the extent that it can be done in strict compliance with all applicable sanctions and export controls. However, as the situation continues and the regulatory environment further evolves, we may adjust our business practices as required by applicable rules and regulations. Our compliance with sanctions and export controls could impact the fulfillment of certain contracts with customers and partners doing business in these affected areas and future revenue streams from impacted parties and certain countries. While the Russia-Ukraine and Israel-Hamas conflicts have not had and are not expected to have a material adverse effect on our overall business, results of operations or financial condition, it is not possible to predict the broader consequences of this conflict or other conflicts, which could include sanctions, embargoes, regional instability, changes to regional trade ecosystems, geopolitical shifts and adverse effects on the global economy, on our business and operations as well as those of our customers, partners and third party service providers.
The restructuring of certain of our operations may be ineffective, may adversely affect our business and our finances, and we may incur additional restructuring charges in connection with such actions
We often undertake initiatives to restructure or streamline our operations, particularly during the period post-acquisition, such as the Micro Focus Acquisition Restructuring Plan (as defined below). We may incur costs associated with implementing a restructuring initiative beyond the amount contemplated when we first developed the initiative, and these increased costs may be substantial. Additionally, such costs would adversely impact our results of operations for the periods in which those adjustments are made. We will continue to evaluate our operations and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations, the decision to terminate products or services that are not valued by our customers or adjusting our workforce. Any failure to successfully execute these initiatives on a timely basis may have a material adverse effect on our business, operating results and financial condition.
For example, we have historically made strategic decisions to implement restructuring activities to streamline our operations, further reduce our real estate footprint around the world, or strategically align our workforce to support our growth and innovation plans. Such steps to reduce costs, and further changes we may make in the future, may negatively impact our business, operations and financial performance in a manner that is difficult to predict.
For more information on certain restructuring activities, see Note 18 “Special Charges (Recoveries)” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
We must continue to manage our internal resources during periods of company growth, or our operating results could be adversely affected
The information management market in which we compete continues to evolve at a rapid pace. We have grown significantly through acquisitions, including through the Micro Focus Acquisition, and, in conjunction with our plan to de-lever, may continue to review acquisition opportunities as a means of increasing the size and scope of our business. Our growth, coupled with the rapid evolution of our markets, has placed, and will continue to place, significant strains on our administrative and operational resources and increased demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations. In addition, our management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully implement our operational and competitive strategy. If we are unable to manage growth effectively, our operating results will likely suffer, which may, in turn, adversely affect our business.
If we lose the services of our executive officers or other key employees or if we are not able to attract or retain top employees, our business could be significantly harmed
Our performance is substantially dependent on the performance of our executive officers and key employees and there is a risk that we could lose their services. We do not maintain “key person” life insurance policies on any of our employees. Our success is also highly dependent on our continuing ability to identify, hire, train, retain and motivate highly qualified management, technical, sales and marketing personnel. In particular, the recruitment and retention of top research developers and experienced salespeople, particularly those with specialized knowledge, remains critical to our success, including providing consistent and uninterrupted service to our customers. Competition for such people is intense, substantial and continuous, and we may not be able to attract, integrate or retain highly qualified technical, sales or managerial personnel in the future. In our effort to attract and retain critical personnel, and in responding to inflationary wage pressure, we may experience increased compensation costs that are not offset by either improved productivity or higher prices for our software products or services. In addition, the loss of the services of any of our executive officers or other key employees could significantly harm our business, operating results and financial condition.
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
Increased attention from shareholders, customers and other key relationships regarding our CSR and ESG practices and increased regulatory scrutiny of CSR and ESG practices and related disclosures could impact our business activities, financial performance and reputation
Shareholders, customers and other key relationships are placing a greater emphasis on CSR and ESG factors when evaluating companies for business and investment opportunities. We actively manage a broad range of CSR and ESG matters and annually publish a Corporate Citizenship Report regarding our policies and practices on a variety of CSR and ESG matters, including our: governance framework; community involvement; ED&I initiatives; employee health and safety; targets regarding greenhouse gas emissions, waste diversion and energy consumption; and practices relating to data privacy and information security. Our approach to and disclosure of CSR and ESG matters, for which we may have to contend with distinct, climate-related disclosure requirements in multiple jurisdictions, may result in increased attention from our shareholders, customers, employees, partners and suppliers, and such key relationships may not be satisfied with our approach to CSR and ESG as compared to their expectations and standards, which continue to evolve. Additionally, third-party organizations evaluate our approach to CSR and ESG, and an unfavorable rating on CSR or ESG from such organizations could lead to negative investor sentiment and reduced demand for our securities and damage to our reputation, as well as damage to our relationships with shareholders, customers, employees, partners and suppliers, which could have adverse effects on our reputation, business, operating results and financial condition. See “Changes in the market price of our Common Shares and credit ratings of our outstanding debt securities could lead to losses for shareholders and debt holders.”
The Company has disclosed the OpenText Zero-In Initiative, where we have committed to: (1) science-based GHG emissions target of 50% reduction by 2030, and net zero GHG emissions by 2040; (2) zero waste from operations by 2030; and (3) by 2030, a majority ethnically diverse staff, with 50/50 representation in key roles and 40% women in leadership positions at all management levels. Achieving our targets and ongoing compliance with evolving laws and regulatory requirements may cause us to reconfigure facilities and operations or adjust our existing processes. This could result in significant unexpected expenses, changes in our relationships with certain strategic partners, distributors and third-party service providers, loss of revenue and business disruption. We may not meet our goals in the manner or on such a timeline as initially contemplated, or at all, which would have adverse effects on our reputation, business, operating results and financial condition.
Further, we may incur additional costs and require additional resources to be able to collect reliable emissions and waste data (in part, due to unavailable third-party data or inconsistent industry standards on the measurement of certain data), measure our performance against our targets and adjust our disclosure in line with market expectations. We may also incur additional compliance costs under evolving ESG-related regulations across the world, including in the EU, the U.S. and Canada. If we fail to meet our ESG targets or other ESG criteria set by third parties on a timely basis, or at all, or fail to respond to any perceived ESG concerns, or regulators disagree with our procedures or standards, our business activities, financial performance and reputation may be adversely affected. In addition, certain jurisdictions have implemented anti-greenwashing rules in order to limit the permissibility of certain sustainability-related disclosures. While the interpretation and application of such rules currently are unclear, any actual or perceived breach of such rules may subject us to significant penalties or reputational harm.
We have a Flex-Office program, which subjects us to certain operational challenges and risks
Since July 2022, we have maintained a Flex-Office program in which a majority of our employees work a portion of their time in the office and a portion remotely. As a result, we continue to be subject to the challenges and risks of having a remote work environment, as well as operational challenges and risks from having a flexible workforce.
For example, employing a remote work environment could affect employee productivity, including due to a lower level of employee oversight, health conditions or illnesses, disruptions due to caregiving or childcare obligations or slower or unreliable Internet access. OpenText systems, client, vendor and/or borrower data may be subject to additional risks presented by increased cyber-attacks and phishing activities targeting employees, vendors, third party service providers and counterparties in transactions, the possibility of attacks on OpenText systems or systems of employees working remotely as well as by decreased physical supervision. In addition, we may rely, in part, on third-party service providers to assist us in managing monitoring and otherwise carrying out aspects of our business and operations. Such events may result in a period of business disruption or reduced operations, which could materially affect our business, financial condition and results of operations.
A flexible workforce may also subject us to other operational challenges and risks. For example, a Flex-Office program may adversely affect our ability to recruit and retain personnel who prefer a fully remote work environment. Operating our business with both remote and in-person workers, or workers who work on flexible schedules, could have a negative impact on our corporate culture, decrease the ability of our employees to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect employee morale. In addition, we have incurred costs related to reducing our real estate footprint around the world. If we are unable to effectively continue a flexible workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and employee morale, our financial condition and operating results may be adversely impacted.
For more information regarding the impact of business disruptions on our cybersecurity, see “Business disruptions, including those arising from disasters, pandemics or catastrophic events, may adversely affect our operations.”
Risks Related to Acquisitions and Divestitures
Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results
The growth of our Company through the successful acquisition and integration of complementary businesses is a critical component of our corporate strategy. As a result of the continually evolving marketplace in which we operate, we regularly evaluate acquisition opportunities and at any time may be in various stages of discussions with respect to such opportunities. We plan to continue to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy and disciplined financial management. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of solutions, as well as to add new solutions to our portfolio. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (i) substantial investment of funds or financings by issuance of debt or equity or equity-related securities; (ii) substantial investment with respect to technology transfers and operational integration; and (iii) the acquisition or disposition of product lines or businesses. Also, such activities could result in charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance or assumption of debt, which could have a negative impact on the credit ratings of our outstanding debt securities or the market price of our Common Shares. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our Company. Any such activity may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. In addition, while we conduct due diligence prior to consummating an acquisition, joint venture or business collaboration, such diligence may not identify all material issues associated with such activities and we may be exposed to additional risk due to such acquisition, joint venture or business collaboration. We may also experience unanticipated difficulties identifying suitable or attractive acquisition candidates that are available for purchase at reasonable prices. Even if we are able to identify such candidates, we may be unable to consummate an acquisition on suitable terms or in the face of competition from other bidders. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability (i) to take advantage of growth opportunities for our business or for our products and services, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results and financial condition. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges associated with any acquisition or investment activity, may materially adversely impact our results of operations and financial condition which, in turn, may have a material adverse effect on the market price of our Common Shares or credit ratings of our outstanding debt securities.
We may fail to realize all of the anticipated benefits of our acquisitions and divestitures, including the Micro Focus Acquisition and AMC Divestiture, or those benefits may take longer to realize than expected
We may be required to devote significant management attention and resources to integrating the business practices and operations of our acquisitions. As we integrate our acquisitions, we may experience disruptions to our business and, if implemented ineffectively, it could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of our acquisitions could cause an interruption of, or loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.
The anticipated benefits we expect from having consummated the Micro Focus Acquisition are, necessarily, based on projections and assumptions about our combined business with Micro Focus, which may not materialize as expected or which may prove to be inaccurate. Our business and results of operations could be adversely affected if we are unable to realize the anticipated benefits from the Micro Focus Acquisition on a timely basis or at all, including realizing the anticipated synergies from the Micro Focus Acquisition in the anticipated amounts or at all and within the anticipated timeframes or cost expectations. Achieving the benefits of the Micro Focus Acquisition will depend, in part, on our ability to continue integrating the business and operations of Micro Focus successfully and efficiently with our business. See “We may be unable to successfully integrate acquired businesses or do so within the intended timeframes, which could have an adverse effect on our financial condition, results of operations and business prospects.”
Additionally, we may not realize some or all of the anticipated benefits from the AMC Divestiture with respect to the anticipated performance of our remaining business, or the anticipated benefits from the repayment of certain outstanding indebtedness with the after-tax proceeds therefrom, and the divestiture may in fact adversely affect our business. Our ability to realize the anticipated benefits of the divestiture will depend, to a large extent, on our ability to continue to focus on Cloud and AI opportunities within Information Management and to achieve more predictable growth in the absence of the divested business. Some of the anticipated benefits may not occur for a significant period of time. In addition, we may retain certain liabilities or obligations related to the AMC business that may arise under contract or law, or may have difficulties enforcing our rights, contractual or otherwise, against the buyer. The divestiture and the use of after-tax proceeds to repay outstanding indebtedness may not enhance long-term stockholder value as anticipated.
Many of these factors will be outside of our control and any one of them could result in increased costs, including restructuring charges, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations.
We may be unable to successfully integrate acquired businesses or do so within the intended timeframes, which could have an adverse effect on our financial condition, results of operations and business prospects
Our ability to realize the anticipated benefits of acquired businesses, including the Micro Focus Acquisition, will depend, in part, on our ability to successfully and efficiently integrate acquired businesses and operations with our own. The integration of acquired businesses with our existing business will be complex, costly and time-consuming, and may result in additional demands on our resources, systems, procedures and controls, disruption of our ongoing business and diversion of management’s attention from other business concerns. Although we cannot be certain of the degree and scope of operational and integration problems that may arise, the difficulties and risks associated with the integration of acquired businesses, which may be complex and time-consuming, may include, among others:
•the increased scope and complexity of our operations;

•coordinating geographically separate organizations, operations, relationships and facilities, including coordinating and integrating (i) independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs and (ii) sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;
•integrating (i) personnel with diverse business backgrounds, corporate cultures and management philosophies, and (ii) the standards, policies and compensation structures, as well as the complex systems, technology, networks and other assets, of the businesses;
•successfully managing relationships with our strategic partners and combined supplier and customer base;
•implementing expected cost synergies of the acquisitions;
•retention of key employees;
•the diversion of management attention from other important business objectives;
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
As a result of the Micro Focus Acquisition, the scope and size of our operations and business has substantially changed and will result in certain incremental risks to us. We cannot provide assurance that our expansion in scope and size will be successful
The Micro Focus Acquisition has substantially expanded the scope and size of our business by adding substantial assets and operations to our previously existing business. The anticipated future growth of our business will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Our senior management’s attention has been and may in the future continue to be diverted from the management of daily operations and other important business objectives to the integration of the assets acquired in the Micro Focus Acquisition. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may also encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities and use more cash and other financial resources on integration and implementation activities than we expect. We may not be able to integrate the Micro Focus business into our existing operations on our anticipated timelines or realize the full expected economic benefits of the Micro Focus Acquisition, which may have a material adverse effect on our business, financial condition and results of operations.
We incurred significant transaction costs in connection with the Micro Focus Acquisition, and could incur unanticipated costs during the integration of Micro Focus that could adversely affect our results of operations
We incurred significant transaction costs in connection with the Micro Focus Acquisition, including payment of certain fees and expenses incurred in connection with the Micro Focus Acquisition and related transactions to obtain financing for the Micro Focus Acquisition, including entering into certain derivative transactions as further described herein. We have mark-to-market valuation adjustments for certain derivative transactions, based on foreign currency fluctuations. For more information on our mark-to-market derivatives, see Note 17 “Derivative Instruments and Hedging Activities” and Note 23 “Other Income (Expense), Net” to our Consolidated Financial Statements and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional unanticipated costs may be incurred in the integration process. These could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid.
Furthermore, we have incurred and may continue to incur severance expenses and restructuring charges in connection with the Micro Focus Acquisition, which may adversely affect our operating results in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid.
For more information on our transaction costs, see Note 18 “Special Charges (Recoveries)” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
The AMC Divestiture may result in disruptions in our remaining business and to relationships with customers and other business partners
The impact of the AMC Divestiture could be disruptive to our remaining business. Specifically, the constraints on our business imposed by the terms of the AMC Divestiture, the limitations created by the sale of certain assets we have historically used in our business, and our obligation to provide certain transition services to the buyer following completion of the divestiture for up to 24 months, could have a continuing impact on the execution of our business strategy and our overall operating results. The divestiture could cause customers to delay or to defer decisions with respect to the AMC business or to end their relationships with us altogether, or otherwise limit our ability to compete for or perform certain contracts or services. Further, the divestiture could be disruptive to our employees, making the execution of business strategies more difficult, and could result in the turnover of key leaders or other personnel. Any of the foregoing could adversely affect our remaining businesses, the financial condition of such businesses and their results of operations and prospects.
Risks Related to Laws and Regulatory Compliance
Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, the impact of transactions we complete, future levels of research and development spending, changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments, changes in the overall mix of income among the different jurisdictions in which we operate and changes in overall levels of income before taxes. For instance, the provision for income taxes from the Tax Cuts and Jobs Act of 2017, which required capitalization and amortization of research and development costs starting in Fiscal 2023, has increased cash taxes. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements, and/or any internal restructuring initiatives we may implement from time to time to streamline our operations, can have a material impact on our effective income tax rate.
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
The United Kingdom (UK) tax authorities have challenged certain historic tax filing positions of Micro Focus. Based on Micro Focus’ assessment of the value of the underlying tax benefit under dispute, and as supported by external professional advice, it believed that it had no liability in respect of these matters and therefore no tax charge was recorded in current or previous periods. Although the Company, after closing of the Micro Focus Acquisition, believes that assessment is reasonable, no assurance can be made regarding the ultimate outcome of these matters.
The Company is also subject to income taxes in numerous jurisdictions and significant judgment has been applied in determining its worldwide provision for income taxes, including historical Micro Focus matters related to the EU State Aid and UK tax authority challenge in respect of prior periods. The provision for income taxes may be impacted by various internal and external factors that could have favorable or unfavorable effects, including changes in estimates of prior years’ items, the impact of transactions completed, the structuring of activities undertaken, the application of complex transfer pricing rules, changes in the valuation of deferred tax assets and liabilities, changes in overall mix and levels of income before taxes, changes in tax laws, regulations and/or rates and changing interpretations of existing tax laws or regulations. Numerous countries have agreed to a statement in support of the Organization for Economic Co-Operation and Development model rules that propose a global minimum tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis, and E.U. member states have agreed to implement the global minimum tax. Certain countries have enacted or are expected to enact legislation, with widespread implementation of a global minimum tax expected by 2025. We are unable to predict when and how such rules in various jurisdictions will be enacted into law; however, it is possible that the implementation of relevant legislation could impact our liability for taxes. Further, due to Micro Focus’ complex acquisitive history, we could become subject to additional tax audits in jurisdictions in which we have not historically been subject to examination. As a result, our worldwide provision for income taxes and any ultimate tax liability may differ from the amounts initially recorded and such differences could have an adverse effect on the combined company’s financial condition and results of operations.
For further details on certain tax matters relating to the Company see Note 14 “Guarantees and Contingencies” and Note 15 “Income Taxes” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
As part of the ongoing audit of our Canadian tax returns by the Canada Revenue Agency (CRA), we have received notices of, and are appealing, reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, and the CRA has audited Fiscal 2017, Fiscal 2018 and Fiscal 2019. An adverse outcome of these ongoing audits could have a material adverse effect on our financial position and results of operations
As part of its ongoing audit of our Canadian tax returns, the CRA has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2024, in connection with the CRA’s reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $80 million. As of June 30, 2024, we have provisionally paid approximately $33 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within Long-term income taxes recoverable on the Consolidated Balance Sheets as of June 30, 2024.
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
The CRA has audited Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2019 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2019 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017 and on March 15, 2023, we filed our notice of objection regarding the reassessment in respect of Fiscal 2018. On December 11, 2023, we filed a notice of objection regarding Fiscal 2019. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2019 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2025 while the matter is in dispute.
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
Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, may adversely impact our business
Our business depends on the processing of personal data, including data transfer between our affiliated entities, to and from our business partners and customers, and with third-party service providers. The laws and regulations relating to personal data are constantly evolving, as federal, state and foreign governments continue to adopt new measures addressing data privacy and processing (including collection, storage, transfer, disposal and use) of personal data. Moreover, the interpretation and application of many existing or recently enacted privacy and data protection laws and regulations in the EU, UK, the U.S. and elsewhere are uncertain and fluid, and it is possible that such laws and regulations may be interpreted or applied in a manner that is inconsistent with our existing data management practices or the features of our products and services. Any such new laws or regulations, any changes to existing laws and regulations and any such interpretation or application may affect demand for our products and services, impact our ability to effectively transfer data across borders in support of our business operations or increase the cost of providing our products and services. Additionally, any actual or perceived breach of such laws or regulations may subject us to claims and may lead to administrative, civil or criminal liability, as well as reputational harm to our Company and our employees. We could also be required to fundamentally change our business activities and practices, or modify our products and services, which could have an adverse effect on our business.
In the U.S., various laws and regulations apply to the collection, processing, transfer, disposal, unauthorized disclosure and security of personal data. For example, data protection laws passed by all states within the U.S. require notification to users when there is a security breach for personal data. Additionally, the Federal Trade Commission (FTC) and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, transfer and security of data. The U.S. Congress and state legislatures, along with federal regulatory authorities, have recently increased their attention to matters concerning personal data, and this has and may continue to result in new legislation which could increase the cost of compliance. For example, the California Consumer Privacy Act of 2018 came into effect on January 1, 2020 and was subsequently amended by the California Privacy Rights Act, which took effect January 1, 2023 (the foregoing, collectively, the CCPA). The CCPA requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to access and request deletion of their data and opt out of certain data sharing with third parties and provides a new private right of action for data breaches. Violations of the CCPA are enforced by the California Attorney General with sizeable civil penalties, particularly for violations that impact large numbers of consumers. The CCPA also establishes a regulatory agency dedicated to enforcing the requirements of the CCPA. Comprehensive privacy laws in Colorado, Connecticut, Utah and Virginia also came into effect in 2023 and comprehensive privacy laws in Oregon and Texas came into effect July 1, 2024. Montana’s comprehensive privacy law comes into effect later this year. Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Nebraska, New Hampshire,

New Jersey, Rhode Island, and Tennessee have similarly enacted broad laws relating to privacy, data protection and information security that will come into effect in the next few years, further complicating our privacy compliance obligations through the introduction of increasingly disparate requirements across the various U.S. jurisdictions in which we operate. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us or our clients.
Some of our operations are subject to the EU’s General Data Protection Regulation (the EU GDPR), which took effect from May 25, 2018, the General Data Protection Regulation as it forms part of retained EU law in the UK by virtue of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (the UK GDPR, and together with the EU GDPR, the GDPR), and the UK Data Protection Act 2018. The GDPR imposes a number of obligations for subject companies, and we will need to continue dedicating financial resources and management time to GDPR compliance. The GDPR enhances the obligations placed on companies that control or process personal data including, for example, expanded disclosures about how personal data is to be used, mechanisms for obtaining consent from data subjects, controls for data subjects with respect to their personal data (including by enabling them to exercise rights to erasure and data portability), limitations on retention of personal data and mandatory data breach notifications. Additionally, the GDPR places companies under obligations relating to data transfers and the security of the personal data they process. The GDPR provides that supervisory authorities in the EU and the UK may impose administrative fines for certain infringements of the GDPR of up to EUR 20,000,000 under the EU GDPR (or GBP 17,500,000 under the UK GDPR), or 4% of an undertaking’s total, worldwide, annual turnover of the preceding financial year, whichever is higher. Individuals who have suffered damage as a result of a subject company’s non-compliance with the GDPR also have the right to seek compensation from such company. Given the breadth of the GDPR, compliance with its requirements is likely to continue to require significant expenditure of resources on an ongoing basis, and there can be no assurance that the measures we have taken for the purposes of compliance will be successful in preventing violation of the GDPR. Given the potential fines, liabilities and damage to our reputation in the event of an actual or perceived violation of the GDPR, such a violation may have a material adverse effect on our business and operations.
In addition, the GDPR restricts transfers of personal data outside of the European Economic Area (EEA) and the UK to third countries deemed to lack adequate privacy protections unless an appropriate safeguard is implemented. In light of the July 2020 decision of the Court of Justice of the European Union in Data Protection Commissioner vs Facebook Ireland Limited and Maximillian Schrems (C-311/118) (Schrems II) invalidating the EU-U.S. Privacy Shield Framework and the Irish Data Protection Authority’s May 2023 decision to impose a fine of €1.2 billion on Meta Platforms, Inc. (Meta) regarding Meta’s transfers of personal data to the U.S., there is potential uncertainty with respect to the legality of certain transfers of personal data from the European Economic Area (EEA) and the UK to so-called “third countries” outside the EEA, including the U.S. and Canada. In addition to the increased legal risk in the event of any such transfers, additional costs might also need to be incurred in order to implement necessary safeguards to comply with GDPR. While the Court of Justice of the EU upheld the adequacy of the old standard contractual clauses (SCCs), a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. In June 2021, the European Commission issued new SCCs that must be now used for relevant new data transfers. The UK’s Information Commissioner’s Office also released two new agreements governing international data transfers out of the UK: the International Data Transfer Agreement (IDTA) and the Data Transfer Addendum (Addendum). All contracts signed after September 21, 2022 must use either the IDTA or the Addendum in conjunction with the new SCCs. Additionally, on March 25, 2022, the U.S. and European Commission announced that they had agreed in principle to a new “Trans-Atlantic Data Privacy Framework” (the TDPF to enable trans-Atlantic data flows and address the concerns raised in the Schrems II decision. To implement the commitments of the U.S. under the TDPF, in October 2022, President Biden signed an Executive Order on Enhancing Safeguards for the United States Signals Intelligence Activities (the Executive Order). This subsequently prompted the European Commission to adopt an adequacy decision based on the Executive Order on July 10, 2023, having determined that the TDPF ensures that the protection of personal information transferred from the EU to the certified organizations within the U.S. will be essentially equivalent to the protection offered in the EU. However, there remains a degree of legal uncertainty, as critics and privacy advocacy groups have already commenced challenges to the validity of such decision before the Court of Justice of the EU.
Outside of the U.S., the EU and the UK, many jurisdictions have adopted or are adopting new data privacy laws that may impose further onerous compliance requirements, such as data localization, which prohibits companies from storing and/or processing outside the jurisdiction data relating to resident individuals. The proliferation of such laws within the jurisdictions in which we operate may result in conflicting and contradictory requirements, particularly in relation to evolving technologies such as cloud computing and AI. Any failure to successfully navigate the changing regulatory landscape could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, results of operations and financial condition.
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
Certain of our products may be perceived as, or determined by the courts to be, a violation of privacy rights and related laws. Any such perception or determination could adversely affect our revenues and results of operations
Because of the nature of certain of our products, including those relating to digital investigations, potential customers and purchasers of our products or the general public may perceive that the use of these products results in violations of individual privacy rights. In addition, certain courts or regulatory authorities could determine that the use of our software solutions or other products is a violation of privacy laws, particularly in jurisdictions outside of the U.S. Any such determination or perception by potential customers and purchasers, the general public, government entities or the judicial system could harm our reputation and adversely affect our revenues and results of operations.
AI and other machine learning technology is being integrated into some of our products, systems or solutions, which could present risks and challenges to our business
AI and other machine learning technology is being integrated into some of our products, systems or solutions and could be a significant factor in future offerings. While AI can present significant benefits, it can also present risks and challenges to our business. Data sourcing, technology, integration and process issues, program bias in decision-making algorithms, security challenges and the protection of personal privacy could impair the adoption and acceptance of AI. If the output from AI in our products, systems or solutions are deemed to be inaccurate or questionable, or if the use of AI does not operate as anticipated or perform as promised, our business and reputation may be harmed. As the adoption of AI quickens, we expect competition to intensify and additional companies may enter our markets offering similar products, systems or solutions. We may not be able to compete effectively with our competitors and our strategy to integrate AI and other machine learning technology into our products, systems or solutions may also not be accepted by our customers or by other businesses in the marketplace. The integration of AI may also expose us to risks regarding intellectual property ownership and license rights, particularly if any copyrighted material is embedded in training models.
Using AI and other machine learning technologies while the technology is still developing may expose us to liability, reputational harm, and threats of litigation, particularly if such technology produces errors, AI bias, AI hallucinations, harmful content, discrimination, intellectual property infringement or misappropriation, data privacy or cybersecurity issues, or otherwise if such technology does not function as intended. Such inaccurate or erroneous outputs may be the result of input data that is insufficient, incorrect, overbroad, outdated or contain biased information. Moreover, with the use of certain AI and other machine learning technologies, there may be a lack of transparency of the sources of data used to train or develop such technologies or how inputs are converted to outputs, and we may not be able to fully validate this process and its accuracy.
Additionally, the use of AI and other machine learning technologies in connection with the creation or development of intellectual property may present challenges in asserting ownership over the resulting output given the position of courts and intellectual property offices in certain jurisdictions that human inventorship is required for patent protection of an AI-generated invention and human authorship is required for copyright protection of an AI-generated work of authorship. Inventions or works of authorship created through the use of such technologies may be based or rely on, or contain, materials that were used in the training of such technologies and which are subject to third-party intellectual property, which could further limit our ability to obtain intellectual property protection in such inventions or works of authorship. Further, there is a risk that the data inputted into such technologies may contain confidential information, including trade secrets, resulting in such information becoming accessible by third parties.The use of AI, including potential inadvertent disclosure of confidential information or personal data, could also lead to legal and regulatory investigations and enforcement actions, or may give rise to specific obligations, including required notices, consents and opt-outs, under various data privacy, protection and cybersecurity laws and regulations in a number of jurisdictions. See “Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, may adversely impact our business” and “Unauthorized disclosures, cyber-attacks, breaches of data security and other information technology risks may adversely affect our operations.”
The use of copyrighted materials in AI and other machine learning technology has not been fully interpreted by federal, state, or international courts and the regulatory framework for AI continues to evolve and remains uncertain. Moreover, regulations relating to AI technologies, including recent legislation approved by European Parliament and several U.S. states in relation to providers and deployers of AI technologies, may also impose certain obligations on organizations, and the costs of monitoring and responding to such regulations, as well as the consequences of non-compliance, could have an adverse effect on our operations or financial condition. It is possible that new laws and regulations will be adopted in the jurisdictions in which we operate, or existing laws and regulations may be interpreted in new ways, that would affect the way in which AI and other machine learning technology is used in our products, systems or solutions. Further, the cost to comply with such laws or regulations, including court decisions, could be significant. The risks and challenges associated with integrating AI and other machine learning technology into our products, systems and solutions could adversely affect our business, financial condition and results of operations.
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
Transactional foreign currency gains (losses) are included in the Consolidated Statements of Income under the line item Other income, net. See Item 8. Financial Statements and Supplementary Data. While we use derivative financial instruments to attempt to reduce our net exposure to currency exchange rate fluctuations, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could materially affect our financial results. These risks and their potential impacts may be exacerbated by the Russia-Ukraine and Israel-Hamas conflicts and any policy changes, including those resulting from trade and tariff disputes. See “Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine and Israel-Hamas conflicts, have affected and may continue to affect our business.”
Our indebtedness could limit our operations and opportunities
Although we completed a $2 billion debt reduction using the net proceeds from our AMC Divestiture, we continue to have a significant amount of indebtedness outstanding following closing the Micro Focus Acquisition. As of June 30, 2024, we had $6.5 billion of total indebtedness. This level of indebtedness could have important consequences to our business, including, but not limited to:
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
•expose us to fluctuations in the interest rate environment because the interest rates under our credit facilities are variable;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends and other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•potentially placing us at a competitive disadvantage as compared to certain of our competitors that are not as highly leveraged;
•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing; and
•restricting us from pursuing certain business opportunities, including other acquisitions.

As of June 30, 2024, our credit facilities consisted of a $2.23 billion Acquisition Term Loan and a $750 million committed revolving credit facility, which is currently undrawn (the Revolver). Borrowings under our credit facilities are secured by a first charge over substantially all of our assets, which security interests may limit our financial flexibility.
Repayments made under the Acquisition Term Loan are equal to 0.25% of the original principal amount in equal quarterly installments for the life of such loans, with the remainder due at maturity. The terms of the Acquisition Term Loan and Revolver include customary restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests. These restrictive covenants include certain limitations on our ability to make investments, loans and acquisitions, incur additional debt, incur liens and encumbrances, consolidate, amalgamate or merge with any other person, dispose of assets, make certain restricted payments, including a limit on dividends on equity securities or payments to redeem, repurchase or retire equity securities or other indebtedness, engage in transactions with affiliates, materially alter the business we conduct, and enter into certain restrictive agreements. The Acquisition Term Loan and Revolver include a financial covenant relating to a maximum consolidated net leverage ratio, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions. Our failure to comply with any of the covenants that are included in the Acquisition Term Loan and Revolver could result in a default under the terms thereof, which could permit the lenders thereunder to declare all or part of any outstanding borrowings to be immediately due and payable.
As of June 30, 2024, we also have $1.0 billion in aggregate principal amount of 6.90% senior secured notes due 2027 (Senior Secured Notes 2027), $900 million in aggregate principal amount of 3.875% senior notes due 2028 (Senior Notes 2028), $850 million in aggregate principal amount of 3.875% senior notes due 2029 (Senior Notes 2029), $900 million in aggregate principal amount of 4.125% senior notes due 2030 (Senior Notes 2030) and $650 million in aggregate principal amount of our 4.125% senior unsecured notes due 2031 (Senior Notes 2031 and, together with the Senior Secured Notes 2027, Senior Notes 2028, Senior Notes 2029 and Senior Notes 2030, the Senior Notes) outstanding, respectively issued in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Our failure to comply with any of the covenants that are included in the indentures governing the Senior Notes could result in a default under the terms thereof, which could result in all or a portion of the Senior Notes to be immediately due and payable.
The risks discussed above would be increased to the extent that we engage in additional acquisitions that involve the incurrence of material additional debt, or the acquisition of businesses with material debt, and such incurrences or acquisitions could potentially negatively impact the ratings or outlook of the rating agencies on our outstanding debt securities and the market price of our common shares.
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
•Changes in foreign currency exchange rates and applicable interest rates;
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
•Changes in general economic and business conditions, including the impact of any potential recession, or direct and indirect supply chain disruptions and shortages; and
•Changes in general political developments, international trade policies and policies taken to stimulate or to preserve national economies.
A general weakening of the global economy, a continued weakening of the economy in a particular region, economic or business uncertainty or changes in political developments, trade policies or policies implemented to stimulate or preserve economies could result in the cancellation of or delay in customer purchases. A cancellation or deferral of even a small number of license sales or services or delays in the implementation of our software products could have a material adverse effect on our business, operating results and financial condition. As a result of the timing of software product and service introductions and the rapid evolution of our business as well as of the markets we serve, we cannot predict whether patterns or trends experienced in the past will continue. For these reasons, you should not rely upon period-to-period comparisons of our financial results to forecast future performance. Our revenues and operating results may vary significantly, and this possible variance could materially reduce the market price of our Common Shares.
Changes in the market price of our Common Shares and credit ratings of our outstanding debt securities could lead to losses for shareholders and debt holders
The market price of our Common Shares and credit ratings of our outstanding debt securities are subject to fluctuations. Such fluctuations in market price or credit ratings may continue in response to: (i) quarterly and annual variations in operating results; (ii) announcements of technological innovations or new products or services that are relevant to our industry; (iii) changes in financial estimates by securities analysts; (iv) changes to the ratings or outlook of our outstanding debt securities by rating agencies; (v) impacts of general economic and market conditions or (vi) other events or factors (including those events or factors noted in this Part I, Item 1A “Risk Factors” or in Part I, “Forward-Looking Statements” of this Annual Report on 10-K). In addition, financial markets experience significant price and volume fluctuations that particularly affect the market prices of equity securities of many technology companies in particular due to concerns about increasing interest rates, rising inflation or any potential recession. These fluctuations have often resulted from the failure of such companies to meet market expectations in a particular quarter, and thus such fluctuations may or may not be related to the underlying operating performance of such companies. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our Common Shares or the credit ratings of our outstanding debt securities. Additionally, short sales, hedging and other derivative transactions in our Common Shares and technical factors in the public trading market for our Common Shares may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our Common Shares, access to margin debt, trading in options and other derivatives on our Common Shares and other technical trading factors. Occasionally, periods of volatility in the market price of a company’s securities may lead to the institution of securities class action litigation against a company. If we are subject to such volatility in our market price, we may be the target of such securities litigation in the future. Such legal action could result in substantial costs to defend our interests and a diversion of management’s attention and resources, each of which would have a material adverse effect on our business and operating results.

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
We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors
Our revenues and particularly our new software license revenues are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. Sales forecasts may be particularly inaccurate or unpredictable given general economic and market factors. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. By reviewing the status of outstanding sales proposals to our customers and potential customers, we make an estimate as to when a customer will make a purchasing decision involving our software products. These estimates are aggregated periodically to make an estimate of our sales pipeline, which we use as a guide to plan our activities and make internal financial forecasts. Our sales pipeline is only an estimate and may be an unreliable predictor of actual sales activity, both in a particular quarter and over a longer period of time. Many factors may affect actual sales activity, such as weakened economic conditions, including as a result of any potential recession, which may cause our customers and potential customers to delay, reduce or cancel information technology-related purchasing decisions, our decision to increase prices in response to rising inflation, and the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms from us. If actual sales activity differs from our pipeline estimate, then we may have planned our activities and budgeted incorrectly, and this may adversely affect our business, operating results and financial condition. In addition, for newly acquired companies, we have limited ability to immediately predict how their pipelines will convert into sales or revenues following the acquisition and their conversion rate post-acquisition may be quite different from their historical conversion rate.
Our international operations expose us to business, political and economic risks that could cause our operating results to suffer
We have significantly increased, and intend to continue to make efforts to increase, our international operations and anticipate that international sales will continue to account for a significant portion of our revenues. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, differences in business practices, compliance with domestic and foreign laws (including without limitation domestic and international import and export laws and regulations and the Foreign Corrupt Practices Act, including potential violations by acts of agents or other intermediaries), costs related to localizing products for foreign markets, costs related to translating and distributing software products in a timely manner, costs related to increased financial accounting and reporting burdens and complexities, longer sales and collection cycles for accounts receivables, failure of laws or courts to protect our intellectual property rights adequately, local competition, and economic or political instability and uncertainties, including inflation, recession, interest rate fluctuations and actual or anticipated military or geopolitical conflicts. International operations also tend to be subject to a longer sales and collection cycle. In addition, regulatory limitations regarding the repatriation of earnings may adversely affect the transfer of cash earned from international operations. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, U.S. or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. Additionally, international earnings may be subject to taxation by more than one jurisdiction, which may materially adversely affect our effective tax rate. Also, international expansion may be difficult, time consuming and costly. These risks and their potential impacts may be exacerbated by the Russia-Ukraine and Israel-Hamas conflicts. See “Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine and Israel-Hamas conflicts, have affected and may continue to affect our business” As a result, if revenues from international operations do not offset the expenses of establishing and maintaining international operations, our business, operating results and financial condition will suffer.
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
Our operating results could be adversely affected by any weakening of economic conditions
Our overall performance depends in part on worldwide economic conditions. Certain economies have experienced periods of downturn as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment, volatility in commodity prices and worldwide stock markets, excessive government debt, disruptions to global trade or tariffs, inflation, higher interest rates and risks of recession and global health pandemics. The severity and length of time that a downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery from such downturn, are unknown and are beyond our control. Recently, the Russia-Ukraine conflict, the Israel-Hamas conflict, the inflationary environment and policy changes resulting from trade and tariff disputes have raised additional concerns regarding economic uncertainties. Moreover, any instability in the global economy affects countries in different ways, at different times and with varying severity, which makes the impact to our business complex and unpredictable. During such downturns, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted, or conditions could result in reductions in the licensing of our software products and the sale of cloud and other services, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivables, slower adoption of new technologies and increased price competition. In addition, deterioration of the global credit markets could adversely impact our ability to complete licensing transactions and services transactions, including maintenance and support renewals. Any of these events, as well as a general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending, could delay or decrease our revenues and therefore have a material adverse effect on our business, operating results and financial condition.
Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against
Financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, material increases in applicable interest rate benchmarks may increase the interest expense for our credit facilities such as the Acquisition Term Loan and Revolver that have variable rates of interest. Credit contraction in financial markets may hurt our ability to access credit in the event that we identify an acquisition opportunity or require significant access to credit for other reasons. Similarly, volatility in the market price of our Common Shares due to seemingly unrelated financial developments, such as a recession, inflation or an economic slowdown in the U.S. or internationally, could hurt our ability to raise capital for the financing of acquisitions or other reasons. Potential price inflation caused by an excess of liquidity in countries where we conduct business may increase the cost we incur to provide our solutions and may reduce profit margins on agreements that govern the licensing of our software products and/or the sale of our services to customers over a multi-year period. A reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of our customer base such as the public sector. As a result, these customers may need to reduce their licensing of our software products or their purchases of our services, or we may experience greater difficulty in receiving payment for the licenses and services that these customers purchase from us. In addition, inflation is often accompanied by higher interest rates, which may cause additional economic fluctuation. Any of these events, or any other events caused by turmoil in world financial markets, may have a material adverse effect on our business, operating results and financial condition.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
As a leader in Information Management and cybersecurity we recognize the importance of assessing, identifying, and managing risks associated with cybersecurity threats. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. At OpenText, cybersecurity risk management is an integral part of our overall enterprise risk management program. Our cybersecurity risk management program aligns with industry best practices such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework, and the International Organization for Standardization (ISO)/International Electro-technical Commission (IEC) ISO/IEC 27001 standard. This provides a framework for identifying, monitoring, evaluating, and responding to cybersecurity threats and incidents, including those associated with the use of our software, applications, services, and cloud and hybrid infrastructures developed or provided by third-party vendors and service providers. Our framework includes steps for identifying the source of a cybersecurity threat or incident, assessing the severity and risk of a cybersecurity threat or incident, implementing cybersecurity mitigation or remediation strategies, and informing our management and our Board of material cybersecurity threats and incidents.
OpenText has a cross-functional incident response team, led by our cybersecurity team and comprised of representatives from our information technology, cybersecurity, finance, and legal teams. The cybersecurity team primarily is responsible for the monitoring and assessment of potential cybersecurity occurrences such as data breaches, intrusions, and other security incidents and implementing our detailed incident response plan. Our incident response plan includes processes and procedures for assessing potential internal and external threats, activation and notification, crisis management, and post-incident recovery designed to safeguard the confidentiality, availability, and integrity of the Company and our customers information assets.
Our cybersecurity team is responsible for assessing our cybersecurity risk management program and our incident response plan. We have devoted significant financial and personnel resources to implement security measures to meet regulatory requirements and customer expectations, and we intend to continue to make investments to maintain the security of the Company and its customers data and information management infrastructure. We have also implemented a review process to assess the security profile and data protection practices of third-party service providers that have exposure to our systems. We review and update our cybersecurity policies, standards and procedures annually, or more frequently as needed, to account for changes in the threat landscape, as well as in response to legal and regulatory developments. Our internal audit department has a team responsible for IT and information security (including cybersecurity) audits. We also engage third-party cybersecurity consultants to conduct additional audits of our cybersecurity processes, provide assessments of our risk management programs and identify potential cybersecurity vulnerabilities. Our cybersecurity efforts also include mandatory training for all employees and contractors on OpenText’s security and privacy policies as well as other ancillary trainings on topics such as phishing emails and other social engineering tactics.
In Fiscal 2024, we did not identify any cybersecurity threats or incidents or risks of such incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, see “Risk Factors—Risks Related to our Business and Industry” in this Annual Report on Form 10-K.
Governance
Our Board of Directors is responsible for monitoring and assessing the Company’s cybersecurity risk management as part of its overall responsibility of risk oversight. The Board’s Audit Committee is responsible for overseeing risks related to our accounting, financial statements and financial reporting process, including the Company’s cybersecurity incident materiality assessment and relevant disclosures. For more information, see Part III, Item 11, “Board’s Role in Risk Oversight.”
Our Chief Information Security Officer (CISO) is responsible for day-to-day risk management activities, including identifying and assessing cybersecurity risks, establishing processes in an effort to ensure that potential cybersecurity risk exposures are monitored, implementing appropriate mitigation or remediation measures and maintaining cybersecurity programs. Our CISO is responsible for providing a single consolidated view of the Company’s enterprise cybersecurity risk in various industries. OpenText’s CISO reports to the Chief Digital Officer (CDO) who is responsible for OpenText’s broader IT program, which includes the Company’s ability to remediate and recover from a cybersecurity incident while minimizing impacts to the business and operations. Management, including the CDO, updates the Audit Committee and the Board of Directors on the Company’s cybersecurity programs, material cybersecurity risks, and mitigation or remediation strategies as needed or appropriate.

Item 2. Properties
Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel, totaling approximately 0.4 million square feet of owned facilities and approximately 3.7 million square feet of leased facilities.
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
Certain of the Company’s subsidiaries also own buildings in the United States, the United Kingdom and South Africa that total approximately 170,000 square feet as of June 30, 2024. These facilities are primarily used as data centers and office space by the Company and its subsidiaries.
Leased Facilities
The following table sets forth the location and approximate square footage of our leased facilities as of June 30, 2024:

Square Footage
Americas (1)	1,445,715
EMEA (2)	769,038
Asia Pacific (3)	1,510,438
Total	3,725,191
_____________________
(1)Americas consists of countries in North, Central and South America.
(2)EMEA consists of countries in Europe, the Middle East and Africa.
(3)Asia Pacific primarily consists of Japan, Australia, China, Korea, Philippines, Thailand, Singapore and India.
Included in the total approximate square footage of leased facilities is approximately 2.9 million square feet of operational space and approximately 0.8 million square feet of vacated space which has either been sublet or is being actively marketed for sublease or disposition.
Item 3. Legal Proceedings
In the normal course of business, we are subject to various legal claims, as well as potential legal claims. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of these matters will not have a materially adverse effect on our consolidated results of operations or financial conditions.
For more information regarding litigation and the status of certain regulatory and tax proceedings, refer to Part I, Item 1A “Risk Factors” and to Note 14 “Guarantees and Contingencies” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
On June 30, 2024, the closing price of our Common Shares on the NASDAQ was $30.04 per share, and on the TSX was Canadian $41.08 per share.
As at June 30, 2024, we had 343 shareholders of record holding our Common Shares of which 291 were U.S. shareholders.
Unregistered Sales of Equity Securities
None.
Dividend Policy
We currently expect to continue paying cash dividends on a quarterly basis. However, future declarations of dividends are subject to the final determination of our Board of Directors, in its discretion, based on a number of factors that it deems relevant, including our financial position, results of operations, available cash resources, cash requirements and alternative uses of cash that our Board of Directors may conclude would be in the best interest of our shareholders. Our dividend payments are subject to relevant contractual limitations, including those in our existing credit agreements and to solvency conditions established under the CBCA, the statute under which we are incorporated. We have historically declared dividends in U.S. dollars, but registered shareholders can elect to receive dividends in U.S. dollars or Canadian dollars by contacting the Company’s transfer agent.
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
On April 30, 2024, the Board authorized a share repurchase plan (the Fiscal 2024 Repurchase Plan), pursuant to which we were authorized to purchase for cancellation, in open market transactions from time to time over the 12 month period commencing on May 7, 2024 until May 6, 2025, up to an aggregate of $250 million of our Common Shares on the NASDAQ Global Select Market, the TSX (as part of a Fiscal 2024 NCIB, defined below) and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. The price that we were authorized to pay for Common Shares in open market transactions was the market price at the time of purchase or such other price as was permitted by applicable law or stock exchange rules.

During the year ended June 30, 2024, we repurchased and cancelled 5,073,913 Common Shares for $150.0 million under the Fiscal 2024 Repurchase Plan. The Fiscal 2024 Repurchase Plan was effected in accordance with Rule 10b-18.
On July 31, 2024, in order to align its share repurchase plan to its fiscal year, the Board approved the early termination of the Fiscal 2024 Repurchase Plan and authorized a new share repurchase plan (the Fiscal 2025 Repurchase Plan), pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12 month period commencing on August 7, 2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of its common shares on the TSX (as part of a Fiscal 2025 NCIB, defined below), NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2025 Repurchase Plan will be effected in accordance with Rule 10b-18.
Normal Course Issuer Bid
The Company established the NCIB in Fiscal 2022 in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2022 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2022 NCIB pursuant to which the Company was authorized to purchase Common Shares over the TSX for the period commencing November 12, 2021 until November 11, 2022 in accordance with the TSX’s normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that could be purchased in this period was 13,638,008 (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021), and the maximum number of Common Shares that could be purchased on a single day was 112,590 Common Shares, which is 25% of 450,361 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31, 2021), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18.
On April 30, 2024, the Company established a Normal Course Issuer Bid (the Fiscal 2024 NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2024 Repurchase Plan. The TSX approved the Company’s notice of intention to commence the Fiscal 2024 NCIB, pursuant to which the Company could purchase Common Shares over the TSX for the period commencing on May 7, 2024 until May 6, 2025 in accordance with the TSX's normal course issuer bid rules, including that such purchases be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that could have been purchased in this period was 13,643,472 (representing 5% of the Company’s issued and outstanding Common Shares as of April 26, 2024), and the maximum number of Common Shares that could have been purchased on a single day was 138,175 Common Shares, which is 25% of 552,700 (the average daily trading volume for the Common Shares on the TSX for the six months ended March 31, 2024), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18.
On July 31, 2024, the Company voluntarily terminated the Fiscal 2024 NCIB and established a new normal course issuer bid (the Fiscal 2025 NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2025 Repurchase Plan. The TSX approved the Company’s notice of intention to commence the Fiscal 2025 NCIB, pursuant to which the Company may purchase Common Shares over the TSX for the period commencing on August 7, 2024 until August 6, 2025 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 21,179,064 (representing 10% of the Company’s public float (calculated in accordance with TSX rules) as of July 24, 2024, less the 5,073,913 Common Shares purchased under the Fiscal 2024 Repurchase Plan), and the maximum number of Common Shares that can be purchased on a single day is 138,175 Common Shares, which was 25% of 552,700 (the average daily trading volume for the Common Shares on the TSX for the six months ended March 31, 2024), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18

Stock Purchases
During the three months ended June 30, 2024, we made the following repurchases under the Fiscal 2024 Repurchase Plan:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
04/01/24 to 04/30/24	—	—	—	—
05/01/24 to 05/31/24	2,968,515	$30.43	2,968,515	10,647,957
06/01/24 to 06/30/24	2,105,398	28.35	2,105,398	8,569,559
Total	5,073,913	$29.57	5,073,913	8,569,559
______________________
(1)Excludes 2% Canadian excise taxes recorded during Fiscal 2024 related to repurchases under the Fiscal 2024 Repurchase Plan. See Note 13 “Share Capital, Option Plans and Share-based Payments” for more details.
Stock Performance Graph and Cumulative Total Return
The following graph compares the five-year period ending June 30, 2024, the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:
•an index of companies in the software application industry (S&P North American Technology-Software Index);
•the NASDAQ Composite Index; and
•the S&P/TSX Composite Index.
The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2019, as compared with the cumulative return on a $100 investment in the S&P North American Technology-Software Index, the NASDAQ Composite Index and the S&P/TSX Composite Index (the Indices) made on the same day. Dividends declared on securities comprising the respective Indices and declared on our Common Shares are assumed to be reinvested. The performance of our Common Shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

The chart below provides information with respect to the value of $100 invested on June 30, 2019, in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

	June 30, 2019	June 30, 2020	June 30, 2021	June 30, 2022	June 30, 2023	June 30, 2024
Open Text Corporation	$100.00	$104.86	$127.56	$96.85	$109.49	$81.35
S&P North American Technology-Software Index	$100.00	$129.86	$178.04	$124.81	$162.43	$203.97
NASDAQ Composite	$100.00	$126.94	$184.36	$141.17	$178.08	$230.80
S&P/TSX Composite	$100.00	$94.08	$138.21	$128.15	$137.87	$149.56
To the extent that this Annual Report on Form 10-K has been or will be specifically incorporated by reference into any filing by us under the Securities Act or the Exchange Act, the foregoing “Stock Performance Graph and Cumulative Total Return” shall not be deemed to be “soliciting materials” or to be so incorporated, unless specifically otherwise provided in any such filing.
For information relating to our various stock compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K.
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

United States Tax Matters
U.S. residents
The following discussion summarizes certain U.S. federal income tax considerations relevant to an investment in the Common Shares by a U.S. holder. For purposes of this summary, a “U.S. holder” is a beneficial owner of Common Shares that holds such shares as capital assets under the U.S. Internal Revenue Code of 1986, as amended (the Code), and is a citizen or resident of the United States and not of Canada, a corporation organized under the laws of the United States or any political subdivision thereof, or a person that is otherwise subject to U.S. federal income tax on a net income basis in respect of Common Shares. It does not address any aspect of U.S. federal gift or estate tax, or of state, local or non-U.S. tax laws and does not address aspects of U.S. federal income taxation applicable to U.S. holders holding options, warrants or other rights to acquire Common Shares. Further, this discussion does not address the U.S. federal income tax consequences to U.S. holders that are subject to special treatment under U.S. federal income tax laws, including, but not limited to U.S. holders owning directly, indirectly or by attribution 10% or more of the voting power or value of the Company’s stock; broker-dealers; banks or insurance companies; financial institutions; regulated investment companies; taxpayers who have elected mark-to-market accounting; tax-exempt organizations; taxpayers who hold Common Shares as part of a “straddle,” “hedge,” or “conversion transaction” with other investments; individual retirement or other tax-deferred accounts; taxpayers whose functional currency is not the U.S. dollar; partnerships or the partners therein; S corporations; or U.S. expatriates.
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
Passive Foreign Investment Company Rules
Special U.S. federal income tax rules apply to U.S. persons owning shares of a PFIC. The Company will be classified as a PFIC in a particular taxable year if either: (i) 75 percent or more of the Company’s gross income for the taxable year is passive income, or (ii) the average percentage of the value of the Company’s assets that produce or are held for the production of passive income is at least 50 percent. If the Company is treated as a PFIC for any year, U.S. holders may be subject to adverse tax consequences upon a sale, exchange, or other disposition of the Common Shares, or upon the receipt of certain “excess distributions” in respect of the Common Shares. Dividends paid by a PFIC are not qualified dividends eligible for taxation at preferential rates. Based on audited consolidated financial statements, we believe that the Company was not treated as a PFIC for U.S. federal income tax purposes with respect to its 2023 or 2024 taxable years. In addition, based on a review of the Company’s audited consolidated financial statements and its current expectations regarding the value and nature of its assets and the sources and nature of its income, the Company does not anticipate being treated as a PFIC for the 2025 taxable year.
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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal years beginning July 1, 2024 and ending June 30, 2025 (Fiscal 2025) and July 1, 2025 and ending June 30, 2026 (Fiscal 2026) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and operations, strategic goals and business planning process, including the Company’s business optimization plan announced in July 2024; (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases, the timing thereof and the customers targeted; (viii) the Company’s financial condition, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) acquisitions and their expected impact, including our ability to realize the benefits expected from the acquisitions and to successfully integrate the assets we acquire or utilize such assets to their full capacity, including in connection with the acquisition of Micro Focus International Limited, formerly Micro Focus International plc, and its subsidiaries (Micro Focus) (see Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details); (xxiii) tax audits; (xxiv) the expected impact of the Russia-Ukraine and Israel-Hamas conflicts on our business;(xxv) expected costs of the restructuring and business optimization plans; (xxvi) targets regarding greenhouse gas emissions, waste diversion, energy consumption and Equity, Diversity and Inclusion (ED&I) initiatives; (xvii) integration of Micro Focus, resulting synergies and timing thereof; (xxviii) divestitures and their expected impact, including in connection with the AMC Divestiture (as defined below) (see Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details); and (xxix) other matters.
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) our inability to realize successfully any anticipated synergy benefits from the acquisition of Micro Focus (Micro Focus Acquisition); (ii) the actual and potential impacts of the use of cash and incurrence of indebtedness, including the granting of security interests related to such debt; (iii) the change in scope and size of our operations as a result of the Micro Focus Acquisition and the AMC Divestiture; (iv) the uncertainty around expectations related to Micro Focus’ business prospects; (v) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (vi) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses, including the acquisition of Micro Focus, (vii) the potential for the incurrence of or assumption of debt in connection with acquisitions, its impact on future operations and on the ratings or outlooks of rating agencies on our outstanding debt securities, and the possibility of not being able to generate sufficient cash to service all indebtedness; (viii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (ix) the risks associated with bringing new products and services to market; (x) fluctuations in currency exchange rates (including as a result of the impact of any policy changes resulting from trade and tariff disputes) and the impact of mark-to-market valuation relating to associated derivatives; (xi) delays in the purchasing decisions of the Company’s customers; (xii) competition the Company faces in its industry and/or marketplace; (xiii) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xiv) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xvi) the continuous commitment of the Company’s customers; (xvii) demand for the Company’s products and services; (xviii) increase in exposure to international business risks including the impact of geopolitical instability, political unrest, war and other global conflicts, and other geopolitical tensions, including the Russia-Ukraine and the Israel-Hamas conflicts, as we continue to increase our international operations; (xix) adverse macroeconomic conditions, including inflation, disruptions in global supply chains and increased labour costs; (xx) inability to raise capital at all or on not unfavorable terms in the future; (xxi) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); (xxii) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities; and (xxiii) risks related to the AMC Divestiture and the impact of the divestiture on our remaining business. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company’s offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic due to remote working arrangements; (xiv) failure to achieve our environmental goals on energy consumption, waste diversion and greenhouse gas emissions or our targets relating to ED&I initiatives; (xv) failure to attract and retain key personnel to develop and effectively manage the Company’s business; and (xvi) the ability of the Company’s subsidiaries to make distributions to the Company.
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
All dollar and percentage comparisons made herein refer to the year ended June 30, 2024 compared with the year ended June 30, 2023, unless otherwise noted. Refer to Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2023 for a comparative discussion of our Fiscal 2023 financial results as compared to Fiscal 2022.
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
Our comprehensive Information Management platform and services provide secure and scalable solutions for global companies, small and medium-sized businesses (SMBs), governments and consumers around the world. We have a complete and integrated portfolio of Information Management solutions delivered at scale in the OpenText Cloud, helping organizations master modern work, automate application delivery and modernization, and optimize their digital supply chains. To do this, we bring together our Content Cloud, Cybersecurity Cloud, Business Network Cloud, IT Operations Management Cloud, Application Automation Cloud and Analytics Cloud. We also accelerate information modernization with intelligent tools and services for moving off paper, automating classification and building clean data lakes for Artificial Intelligence (AI), analytics and automation.
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
As of June 30, 2024, we employed a total of approximately 22,900 individuals. Of the total 22,900 individuals we employed as of June 30, 2024, 8,300 or 36% are in the Americas, 5,000 or 22% are in EMEA and 9,600 or 42% are in Asia Pacific. Currently, we have employees in 44 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. See “Results of Operations” below for our definitions of geographic regions.
Fiscal 2024 Summary:
During Fiscal 2024 (which includes the results of Micro Focus and the AMC Divestiture, which have an impact on period-over-period comparisons) we saw the following activity:
•Total revenue was $5,769.6 million, up 28.6% compared to the prior fiscal year; up 27.7% after factoring in the favorable impact of $40.5 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $4,533.8 million, up 25.4% compared to the prior fiscal year; up 24.6% after factoring in the favorable impact of $28.3 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $1,820.5 million, up 7.1% compared to the prior fiscal year; up 6.8% after factoring in the favorable impact of $5.0 million of foreign exchange rate changes.
•GAAP-based gross margin was 72.6% compared to 70.6% in the prior fiscal year.
•Non-GAAP-based gross margin was 77.3% compared to 76.1% in the prior fiscal year.
•GAAP-based net income attributable to OpenText was $465.1 million compared to $150.4 million in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $1,137.3 million compared to $890.7 million in the prior fiscal year.
•GAAP-based earnings per share (EPS), diluted, was $1.71 compared to $0.56 in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $4.17 compared to $3.29 in the prior fiscal year.
•Adjusted EBITDA, a non-GAAP measure, was $1,970.2 million compared to $1,472.9 million in the prior fiscal year.

•Operating cash flow was $967.7 million for the year ended June 30, 2024, compared to $779.2 million in the prior fiscal year, up 24.2%.
•Cash and cash equivalents were $1,280.7 million as of June 30, 2024, compared to $1,231.6 million as of June 30, 2023.
•Enterprise cloud bookings were $701.4 million for the year ended June 30, 2024, compared to $527.7 million for the year ended June 30, 2023. We define Enterprise cloud bookings as the total value from cloud services and subscription contracts entered into in the fiscal year that are new, committed and incremental to our existing contracts, entered into with our enterprise-based customers.
•On May 1, 2024, we completed the sale of our AMC business to Rocket Software, for $2.275 billion in cash before taxes, fees and other adjustments. As part of this sale, we have agreed to provide certain transition services to Rocket Software following the completion of the divestiture for up to 24 months.
•On May 6, 2024, we prepaid $2.0 billion of our aggregate outstanding debt including $940 million of the aggregate principal amounts outstanding under the Term Loan B (as defined below), representing all outstanding principal thereunder, and $1.06 billion of the aggregate principal amount outstanding under the Acquisition Term Loan (as defined below), using the net proceeds from the AMC Divestiture.
•During the year ended June 30, 2024, we repurchased and canceled 5,073,913 Common Shares for $152.3 million, inclusive of 2% Canadian excise taxes recorded (year ended June 30, 2023 and 2022— nil and 3,809,559 Common Shares for nil and $177.0 million, respectively).
•During the year ended June 30, 2024, we declared and paid cash dividends of $1.00 per Common Share in the aggregate amount of $267.4 million, an increase of 3% compared to the prior fiscal year (year ended June 30, 2023 and 2022—$0.9720 and $0.8836 per Common Share, respectively, in the aggregate amount of $259.5 million and $237.7 million, respectively).
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
Acquisition of Micro Focus
On January 31, 2023, we acquired all of the issued and to be issued share capital of Micro Focus for a total purchase price of $6.2 billion, inclusive of Micro Focus’ cash and repayment of Micro Focus’ outstanding indebtedness. The results of operations of Micro Focus have been consolidated with those of OpenText beginning February 1, 2023. The Micro Focus Acquisition has contributed to the growth in our revenues and impacts period-over-period comparability. See Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details.
Divestiture of AMC Business
On May 1, 2024, we completed the sale of our AMC business to Rocket Software, Inc. (Rocket Software) for $2.275 billion in cash before taxes, fees and other adjustments (the AMC Divestiture). For Fiscal 2024, the results of the AMC business from July 1, 2023 through April 30, 2024 were recorded and presented within our Consolidated Financial Statements. See Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details.
Other Acquisitions
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

On May 22, 2024, we acquired Pillr, a cloud native, multi-tenant MDR platform from Novacoast, Inc. for MSPs that includes powerful threat-hunting capabilities. In accordance with ASC Topic 805, “Business Combinations”, this acquisition was accounted for as a business combination. The results of operations of Pillr have been consolidated with those of OpenText beginning May 22, 2024. The results of Pillr are not considered to be material to our business.
Impacts of Geopolitical Conflicts and Diplomatic Tensions
We continue to monitor the geopolitical conflicts and diplomatic tensions around the world, including the Russia-Ukraine and Israel-Hamas conflicts. We have ceased all direct business in Russia and Belarus. We continue to operate our Israeli-based business and support our employees in the region. While our operations within these locations are not material and we do not expect these geopolitical conflicts to have a material adverse effect on our overall business, results of operations or financial condition, it is not possible to predict the broader consequences of these conflicts, including adverse effects on the global economy, on our business and operations as well as those of our customers, partners and third party service providers. For more information, see Part I, Item 1A “Risk Factors” included in this Annual Report on Form 10-K.
Outlook for Fiscal 2025
As an organization, we are committed to “Total Growth”, meaning we strive towards delivering value through organic initiatives, innovations and acquisitions. With an emphasis on increasing recurring revenues and expanding profitability, we believe our Total Growth strategy will ultimately drive cash flow growth, thus helping to fuel our innovation, broaden our go-to-market distribution and identify and execute strategic acquisitions. With strategic acquisitions, we are well positioned to expand our product portfolio and improve our ability to innovate and grow organically, which helps us to meet our long-term growth targets. Our Total Growth strategy is a durable model, that we believe will create both near and long-term shareholder value through organic and acquired growth, capital efficiency and profitability.
We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our existing customer base and new customers, which includes Global 10,000 companies (G10K), SMBs and consumers. The G10K are the world’s largest companies, ranked by estimated total revenues, as well as the world's largest governments and global organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. Over the last three fiscal years, we have invested a cumulative total of $2.01 billion in R&D or 14.7% of cumulative revenue for that three-year period. On an annual basis, we continue to target to spend 14% to 16% of revenues on R&D expense. With our innovation roadmap delivered, we believe we have fortified our support for customer choice: private cloud, public cloud, off-cloud, and API cloud.
Looking ahead, the destination for innovation is cloud. Businesses of all sizes rely on a combination of public and private clouds, managed services and off-cloud solutions. As a result, we are committed to continue to modernize our technology infrastructure and leverage our existing investments in the OpenText Cloud and programs to help customers off-cloud. The combination of OpenText cloud-native applications and managed services, together with the scalability and performance of our partner public cloud providers, offer more secure, reliable and compliant solutions to customers wanting to deploy cloud-based Information Management applications. The OpenText Cloud is designed to build additional flexibility and scalability for our customers: becoming cloud-native, connecting anything, and extending capabilities with multi-tenant SaaS applications and services.
On May 1, 2024, we completed the sale of the AMC business to Rocket Software for $2.275 billion in cash before taxes, fees and other adjustments. For Fiscal 2024, the results of the AMC business from July 1, 2023 through April 30, 2024 were recorded and presented within our Consolidated Financial Statements. See Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details. During the fourth quarter of Fiscal 2024 we prepaid $2.0 billion of our aggregate outstanding principal balances, including $940 million under the Term Loan B (as defined below), representing all outstanding principal thereunder, and $1.06 billion under the Acquisition Term Loan (as defined below), using the net proceeds from the AMC Divestiture. See Part I, Item 1A, “Risk Factors” included within this Annual Report on Form 10-K.
On July 3, 2024, the Company announced a business optimization plan which is intended to strategically align the Company’s workforce to support its growth and innovation plans. The plan is expected to result in the reduction of approximately 1,200 positions across the Company, with an annualized cost savings of approximately $200.0 million, as well as the reinvestment of approximately $50.0 million annually for approximately 800 new roles in Sales, Professional Services and Engineering, resulting in a 1.7% net reduction of the Company’s workforce. The Company expects to incur approximately $60.0 million in restructuring charges that will be substantially recognized in the first quarter of Fiscal 2025 and we expect the business optimization plan to be completed by the end of Fiscal 2025. See Note 26 “Subsequent Events” to our Consolidated Financial Statements and Part I, Item 1A, “Risk Factors” included within this Annual Report on Form 10-K for more details.

We will continue to closely monitor the potential impacts of inflation with respect to wages, services and goods, concerns regarding any potential recession, rising interest rates, financial market volatility, and the Russia-Ukraine and Israel-Hamas conflicts on our business. See Part I, Item 1A, “Risk Factors” included within this Annual Report on Form 10-K.
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
Revenue recognition
In accordance with Accounting Standards Codification (ASC) Topic 606 “Revenue from Contracts with Customers” (Topic 606), we account for a customer contract when we obtain written approval, the contract is committed, the rights of the parties, including the payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Revenue is recognized when, or as, control of a promised product or service is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for our products and services (at its transaction price). Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based on readily available information, which may include historical, current and forecasted information, taking into consideration the type of customer, the type of transaction and specific facts and circumstances of each arrangement. We report revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue producing transactions.
We have four revenue streams: cloud services and subscriptions, customer support, license and professional service and other.
Cloud services and subscriptions revenue
Cloud services and subscriptions revenue are from hosting arrangements where, in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced B2B integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis. Our cloud arrangements can be broadly categorized as “platform as a service” (PaaS), “software as a service” (SaaS), cloud subscriptions and managed services.
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
Managed services: We provide comprehensive B2B process outsourcing services for all day-to-day operations of a customers’ B2B integration program. Customers using these managed services are not permitted to take possession of our software and the contract is for a defined period, where customers pay a monthly or quarterly fee. Our performance obligation is satisfied as we provide services of operating and managing a customer’s electronic data interchange (EDI) environment. Revenue relating to these services is recognized using an output method based on the expected level of service we will provide over the term of the contract.
As part of cloud services and subscription revenues, in connection with cloud subscription and managed service contracts, we often agree to perform a variety of services before the customer goes live, such as, converting and migrating customer data, building interfaces and providing training. These services are considered an outsourced suite of professional services which can involve certain project-based activities. These services can be provided at the initiation of a contract, during the implementation or on an ongoing basis as part of the customer life cycle. These services can be charged separately on a fixed fee or a time and materials basis, or the costs associated may be recovered as part of the ongoing cloud subscription or managed services fee. These outsourced professional services are considered to be distinct from the ongoing hosting services and represent a separate performance obligation within our cloud subscription or managed services arrangements. The obligation to provide outsourced professional services is satisfied over time, with the customer simultaneously receiving and consuming the benefits as we satisfy our performance obligations. For outsourced professional services, we recognize revenue by measuring progress toward the satisfaction of our performance obligation. Progress for services that are contracted for a fixed price is generally measured based on hours incurred as a portion of total estimated hours. As a practical expedient, when we invoice a customer at an amount that corresponds directly with the value to the customer of our performance to date, we recognize revenue at that amount.
Customer support revenue
Customer support revenue is associated with perpetual, term license and off-cloud subscription arrangements. As customer support is not critical to the customers’ ability to derive benefit from their right to use our software, customer support is considered a distinct performance obligation when sold together in a bundled arrangement along with the software.
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
Professional service and other revenue
Our professional services, when offered along with software licenses, consist primarily of technical services and training services. Technical services may include installation, customization, implementation or consulting services. Training services may include access to online modules, or delivering a training package customized to the customer’s needs. At the customer’s discretion, we may offer one, all, or a mix of these services. Payment for professional services is generally a fixed fee or a fee based on time and materials. Professional services can be arranged in the same contract as the software license or in a separate contract.
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
If the SSP is not directly observable, then we estimate the amount using either the expected cost plus a margin or residual approach. Estimating SSP requires judgment that could impact the amount and timing of revenue recognized. SSP is a formal process whereby management considers multiple factors including, but not limited to, geographic or regional-specific factors, competitive positioning, internal costs, profit objectives and pricing practices.
Transaction Price Allocation
In bundled arrangements, where we have more than one distinct performance obligation, we must allocate the transaction price to each performance obligation based on its relative SSP. However, in certain bundled arrangements, the SSP may not always be directly observable. For instance, in bundled arrangements with license and customer support, we allocate the transaction price between the license and customer support performance obligations using the residual approach because we have determined that the SSP for licenses in these arrangements are highly variable. We use the residual approach only for our license arrangements. When the SSP is observable but contractual pricing does not fall within our established SSP range, then an adjustment is required, and we will allocate the transaction price between license and customer support based on the relative SSP established for the respective performance obligations.
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
We perform a qualitative assessment to test our reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the quantitative assessment of the impairment test is performed. In the quantitative assessment, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired, and we are not required to perform further testing. If the carrying value of the net assets of our reporting unit exceeds its fair value, then an impairment loss equal to the difference, but not exceeding the total carrying value of goodwill allocated to the reporting unit, would be recorded.
Our annual impairment analysis of goodwill was performed as of April 1, 2024. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2024 (no impairments were recorded for Fiscal 2023 and Fiscal 2022, respectively).
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
Income taxes
We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (Topic 740).
We account for our uncertain tax provisions by using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including the resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not that the position will be sustained on audit. On subsequent recognition and measurement, the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company’s best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We recognize both accrued interest and penalties related to liabilities for income taxes within the “Provision for (recovery of) income taxes” line of our Consolidated Statements of Income.
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
For additional details, see Note 15 “Income Taxes” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
RESULTS OF OPERATIONS
The following tables provide a detailed analysis of our results of operations and financial condition. For each of the periods indicated below, we present our revenues by product type, revenues by major geography, cost of revenues by product type, total gross margin, total operating margin, gross margin by product type and their corresponding percentage of total revenue.
In addition, we provide Non-GAAP measures for the periods discussed to provide additional information to investors that we believe will be useful as this presentation is in line with how our management assesses our Company’s performance. See “Use of Non-GAAP Financial Measures” below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

The comparability of our operating results for the year ended June 30, 2024 as compared to the year ended June 30, 2023 was impacted by the Micro Focus Acquisition, the results of which were consolidated with those of OpenText beginning February 1, 2023 and the AMC Divestiture, the results of which were excluded from those of OpenText beginning May 1, 2024. As such, consolidated operating results for the years ended June 30, 2023 and 2024 included five and twelve months, respectively, of Micro Focus operating results, which included five and ten months, respectively, of AMC business operating results.
Acquisition of Micro Focus
Our total revenues increased by $1,284.6 million across all of our product types in the year ended June 30, 2024, relative to the year ended June 30, 2023, primarily due to revenue contributions from the Micro Focus Acquisition, organic revenue growth, and a favorable impact of $40.5 million of foreign exchange rate changes. The Micro Focus Acquisition contributed $2,210.7 million to our total revenues during the year ended June 30, 2024, of which $1,414.5 million related to customer support revenues and $477.4 million related to license revenues. Micro Focus total revenues increased by $1,234.1 million during the year ended June 30, 2024 as compared to the same period in the prior fiscal year.
Total cost of revenues increased by $262.0 million in the year ended June 30, 2024, relative to the year ended June 30, 2023, primarily from cost of revenues of $589.4 million as a result of the Micro Focus Acquisition, an increase of $310.1 million as compared to the same period in the prior fiscal year.
Total operating expenses increased by $651.8 million in the year ended June 30, 2024, relative to the year ended June 30, 2023, primarily from operating expenses of $1,325.5 million as a result of the Micro Focus Acquisition, an increase of $564.1 million as compared to the same period in the prior fiscal year. Micro Focus research and development, sales and marketing, and general and administrative expenses were $1,009.8 million in the year ended June 30, 2024, an increase of $459.4 million as compared to the same period in the prior fiscal year.
The Micro Focus results described above include the results of the AMC business prior to the AMC Divestiture on May 1, 2024.
Divestiture of AMC Business
On May 1, 2024, the Company completed the sale of its AMC business to Rocket Software. The AMC business was comprised of the legacy OpenText connectivity business and the legacy Micro Focus AMC business. The Company’s Consolidated Financial Statements for the year ended June 30, 2024 include ten months of combined results for the AMC business. The legacy Micro Focus AMC business operating results were consolidated with those of the Company’s beginning on February 1, 2023, as such, the Company’s Consolidated Financial Statements for the year ended June 30, 2023 reflects five months of legacy Micro Focus AMC business operating results and twelve months of legacy OpenText connectivity business operating results.
The AMC business contributed $441 million of revenue during the year ended June 30, 2024 of which $284 million related to customer support revenues and $139 million related to license revenues. Total AMC revenues increased by $216 million for the year ended June 30, 2024, relative to the year ended June 30, 2023, primarily driven by increases in customer support and license revenues of $129 million and $77 million, respectively, due to the inclusion of ten months of operating results of the AMC business in Fiscal 2024 compared to five months of operating results in Fiscal 2023.
Transition Services Agreement
In connection with the AMC Divestiture, we entered into a Transition Service Agreement (TSA) with Rocket Software, whereby we will provide certain transition services to Rocket Software for up to 24 months from the closing date. These transition service costs are reimbursable by Rocket Software. For Fiscal 2024, we billed Rocket Software $11.5 million under the TSA. The following table illustrates the financial statement impact of these TSA reimbursements, which have been recorded as an offset to the respective costs incurred, within our Consolidated Statements of Income.

	Year Ended June 30,
(In thousands)	2024	2023	2022
Professional service and other cost of revenue	$123	$—	$—
Customer support cost of revenue	543	—	—
Research and development	258	—	—
Sales and marketing	1,009	—	—
General and administrative	9,583	—	—
Total	$11,516	$—	$—

Summary of Results of Operations

	Year Ended June 30,
(In thousands)	2024	Change increase (decrease)	2023	Change increase (decrease)	2022
Total Revenues by Product Type:
Cloud services and subscriptions	$1,820,524	$120,091	$1,700,433	$165,416	$1,535,017
Customer support	2,713,297	798,277	1,915,020	584,055	1,330,965
License	834,162	295,136	539,026	180,675	358,351
Professional service and other	401,594	71,093	330,501	60,990	269,511
Total revenues	5,769,577	1,284,597	4,484,980	991,136	3,493,844
Total Cost of Revenues	1,578,549	261,962	1,316,587	254,386	1,062,201
Total GAAP-based Gross Profit	4,191,028	1,022,635	3,168,393	736,750	2,431,643
Total GAAP-based Gross Margin %	72.6%		70.6%		69.6%
Total GAAP-based Operating Expenses	3,303,943	651,842	2,652,101	865,231	1,786,870
Total GAAP-based Income from Operations	$887,085	$370,793	$516,292	$(128,481)	$644,773

% Revenues by Product Type:
Cloud services and subscriptions	31.6%		37.9%		43.9%
Customer support	47.0%		42.7%		38.1%
License	14.5%		12.0%		10.3%
Professional service and other	6.9%		7.4%		7.7%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$713,759	$123,594	$590,165	$78,452	$511,713
Customer support	292,733	83,028	209,705	88,220	121,485
License	25,608	8,963	16,645	3,144	13,501
Professional service and other	302,527	25,639	276,888	59,993	216,895
Amortization of acquired technology-based intangible assets	243,922	20,738	223,184	24,577	198,607
Total cost of revenues	$1,578,549	$261,962	$1,316,587	$254,386	$1,062,201

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	60.8%		65.3%		66.7%
Customer support	89.2%		89.0%		90.9%
License	96.9%		96.9%		96.2%
Professional service and other	24.7%		16.2%		19.5%

Total Revenues by Geography: (1)
Americas (2)	$3,341,881	$556,878	$2,785,003	$597,374	$2,187,629
EMEA (3)	1,878,470	568,454	1,310,016	283,815	1,026,201
Asia Pacific (4)	549,226	159,265	389,961	109,947	280,014
Total revenues	$5,769,577	$1,284,597	$4,484,980	$991,136	$3,493,844
% Revenues by Geography:
Americas (2)	57.9%		62.1%		62.6%
EMEA (3)	32.6%		29.2%		29.4%
Asia Pacific (4)	9.5%		8.7%		8.0%

Other Metrics:
GAAP-based gross margin	72.6%		70.6%		69.6%
Non-GAAP-based gross margin (5)	77.3%		76.1%		75.6%
Net income, attributable to OpenText	$465,090		$150,379		$397,090
GAAP-based EPS, diluted	$1.71		$0.56		$1.46
Non-GAAP-based EPS, diluted (5)	$4.17		$3.29		$3.22
Adjusted EBITDA (5)	$1,970,200		$1,472,917		$1,264,986
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
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced B2B integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as PaaS, SaaS, cloud subscriptions and managed services. For the year ended June 30, 2024, our cloud renewal rate, excluding the impact of Carbonite, Zix and Micro Focus, was approximately 92%, compared to approximately 94% for the year ended June 30, 2023.
Cost of Cloud services and subscriptions revenues is comprised primarily of third-party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs and some third party royalty costs.

	Year Ended June 30,
(In thousands)	2024	Change increase (decrease)	2023	Change increase (decrease)	2022
Cloud Services and Subscriptions:
Americas	$1,352,431	$64,700	$1,287,731	$131,813	$1,155,918
EMEA	352,867	47,574	305,293	30,469	274,824
Asia Pacific	115,226	7,817	107,409	3,134	104,275
Total Cloud Services and Subscriptions Revenues	1,820,524	120,091	1,700,433	165,416	1,535,017
Cost of Cloud Services and Subscriptions Revenues	713,759	123,594	590,165	78,452	511,713
GAAP-based Cloud Services and Subscriptions Gross Profit	$1,106,765	$(3,503)	$1,110,268	$86,964	$1,023,304
GAAP-based Cloud Services and Subscriptions Gross Margin %	60.8%		65.3%		66.7%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	74.3%		75.7%		75.3%
EMEA	19.4%		18.0%		17.9%
Asia Pacific	6.3%		6.3%		6.8%
Cloud services and subscriptions revenues increased by $120.1 million or 7.1% during the year ended June 30, 2024 as compared to the prior fiscal year; up 6.8% after factoring in the favorable impact of $5.0 million of foreign exchange rate changes. The increase was primarily driven by incremental revenues from the Micro Focus Acquisition and organic revenue growth over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $64.7 million, an increase in EMEA of $47.6 million and an increase in Asia Pacific of $7.8 million.
There were 129 cloud services contracts greater than $1.0 million that closed during Fiscal 2024, compared to 89 contracts during Fiscal 2023.
Cost of Cloud services and subscriptions revenues increased by $123.6 million during the year ended June 30, 2024 as compared to the prior fiscal year. This was primarily due to an increase in third-party network usage fees of $79.2 million partially driven by incremental Cloud services and subscriptions cost of revenues from the Micro Focus Acquisition over the comparative period and an increase in labour-related costs of $44.8 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased to 61% from 65%.
2)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our Customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the year ended June 30, 2024, our Customer support renewal rate, excluding the impact of Carbonite, Zix and Micro Focus, was approximately 95%, consistent with the year ended June 30, 2023.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Year Ended June 30,
(In thousands)	2024	Change increase (decrease)	2023	Change increase (decrease)	2022
Customer Support Revenues:
Americas	$1,454,071	$372,879	$1,081,192	$337,718	$743,474
EMEA	991,781	329,180	662,601	186,915	475,686
Asia Pacific	267,445	96,218	171,227	59,422	111,805
Total Customer Support Revenues	2,713,297	798,277	1,915,020	584,055	1,330,965
Cost of Customer Support Revenues	292,733	83,028	209,705	88,220	121,485
GAAP-based Customer Support Gross Profit	$2,420,564	$715,249	$1,705,315	$495,835	$1,209,480
GAAP-based Customer Support Gross Margin %	89.2%		89.0%		90.9%

% Customer Support Revenues by Geography:
Americas	53.6%		56.5%		55.9%
EMEA	36.6%		34.6%		35.7%
Asia Pacific	9.8%		8.9%		8.4%
Customer support revenues increased by $798.3 million or 41.7% during the year ended June 30, 2024 as compared to the prior fiscal year; up 40.5% after factoring in the favorable impact of $23.3 million of foreign exchange rate changes. The increase was primarily driven by incremental Customer support revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in Americas of $372.9 million, an increase in EMEA of $329.2 million and an increase in Asia Pacific of $96.2 million.
Cost of Customer support revenues increased by $83.0 million during the year ended June 30, 2024 as compared to the prior fiscal year. This was primarily due to an increase in labour-related costs of $81.8 million and an increase in third-party network usage fees of $2.1 million driven by incremental Customer support cost of revenues from the Micro Focus Acquisition over the comparative period. Overall, the gross margin percentage on Customer support revenues remained stable at approximately 89% compared to the prior fiscal year.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Year Ended June 30,
(In thousands)	2024	Change increase (decrease)	2023	Change increase (decrease)	2022
License Revenues:
Americas	$380,100	$109,291	$270,809	$107,090	$163,719
EMEA	338,097	138,470	199,627	37,892	161,735
Asia Pacific	115,965	47,375	68,590	35,693	32,897
Total License Revenues	834,162	295,136	539,026	180,675	358,351
Cost of License Revenues	25,608	8,963	16,645	3,144	13,501
GAAP-based License Gross Profit	$808,554	$286,173	$522,381	$177,531	$344,850
GAAP-based License Gross Margin %	96.9%		96.9%		96.2%

% License Revenues by Geography:
Americas	45.6%		50.2%		45.7%
EMEA	40.5%		37.0%		45.1%
Asia Pacific	13.9%		12.8%		9.2%

License revenues increased by $295.1 million or 54.8% during the year ended June 30, 2024 as compared to the prior fiscal year; up 53.3% after factoring in the favorable impact of $7.6 million of foreign exchange rate changes. The increase was primarily driven by incremental License revenues from the Micro Focus Acquisition over the comparative period and License revenues relating to the grant of certain IP rights. Geographically, the overall change was attributable to an increase in EMEA of $138.5 million, an increase in Americas of $109.3 million and an increase in Asia Pacific of $47.4 million.
During Fiscal 2024, we closed 239 license contracts greater than $0.5 million, of which 103 contracts were greater than $1.0 million, contributing $371.7 million of License revenues. This was compared to 163 license contracts greater than $0.5 million during Fiscal 2023, of which 71 contracts were greater than $1.0 million, contributing $211.3 million of License revenues.
Cost of License revenues increased by $9.0 million during the year ended June 30, 2024 as compared to the prior fiscal year as a result of increased third-party technology costs over the comparative period. Overall, the gross margin percentage on License revenues remained stable at 97% as compared to the prior fiscal year.
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

	Year Ended June 30,
(In thousands)	2024	Change increase (decrease)	2023	Change increase (decrease)	2022
Professional Service and Other Revenues:
Americas	$155,279	$10,008	$145,271	$20,753	$124,518
EMEA	195,725	53,230	142,495	28,539	113,956
Asia Pacific	50,590	7,855	42,735	11,698	31,037
Total Professional Service and Other Revenues	401,594	71,093	330,501	60,990	269,511
Cost of Professional Service and Other Revenues	302,527	25,639	276,888	59,993	216,895
GAAP-based Professional Service and Other Gross Profit	$99,067	$45,454	$53,613	$997	$52,616
GAAP-based Professional Service and Other Gross Margin %	24.7%		16.2%		19.5%

% Professional Service and Other Revenues by Geography:
Americas	38.7%		44.0%		46.2%
EMEA	48.7%		43.1%		42.3%
Asia Pacific	12.6%		12.9%		11.5%
Professional service and other revenues increased by $71.1 million or 21.5% during the year ended June 30, 2024 as compared to the prior fiscal year; up 20.1% after factoring in the favorable impact of $4.7 million of foreign exchange rate changes. The increase was primarily driven by incremental Professional service and other revenues from the Micro Focus Acquisition over the comparative period. Geographically, the overall change was attributable to an increase in EMEA of $53.2 million, an increase in Americas of $10.0 million and an increase in Asia Pacific of $7.9 million.
Cost of Professional service and other revenues increased by $25.6 million during the year ended June 30, 2024 as compared to the prior fiscal year. This was due to an increase in labour-related costs of $28.2 million primarily driven by incremental Professional service and other cost of revenues from the Micro Focus Acquisition over the comparative period, offset by a decrease in other miscellaneous costs of $2.6 million. Overall, the gross margin percentage on Professional service and other revenues increased to 25% from 16%.

Amortization of Acquired Technology-based Intangible Assets

	Year Ended June 30,
(In thousands)	2024	Change increase (decrease)	2023	Change increase (decrease)	2022
Amortization of acquired technology-based intangible assets	$243,922	$20,738	$223,184	$24,577	$198,607
Amortization of acquired technology-based intangible assets increased during the year ended June 30, 2024 by $20.7 million as compared to the prior fiscal year. This was primarily due to amortization of newly acquired technology-based intangible assets from the Micro Focus Acquisition, partially offset by intangible assets from previous acquisitions becoming fully amortized and reduced amortization related to the AMC Divestiture.
Operating Expenses

	Year Ended June 30,
(In thousands)	2024	Change increase (decrease)	2023	Change increase (decrease)	2022
Research and development	$893,932	$213,345	$680,587	$240,139	$440,448
Sales and marketing	1,133,665	185,067	948,598	271,480	677,118
General and administrative	577,038	157,448	419,590	102,505	317,085
Depreciation	131,599	23,838	107,761	19,520	88,241
Amortization of acquired customer-based intangible assets	432,404	105,998	326,406	109,301	217,105
Special charges (recoveries)	135,305	(33,854)	169,159	122,286	46,873
Total operating expenses	$3,303,943	$651,842	$2,652,101	$865,231	$1,786,870

% of Total Revenues:
Research and development	15.5%		15.2%		12.6%
Sales and marketing	19.6%		21.2%		19.4%
General and administrative	10.0%		9.4%		9.1%
Depreciation	2.3%		2.4%		2.5%
Amortization of acquired customer-based intangible assets	7.5%		7.3%		6.2%
Special charges (recoveries)	2.3%		3.8%		1.3%
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

	Change between Fiscal Years increase (decrease)
(In thousands)	2024 and 2023	2023 and 2022
Payroll and payroll-related benefits	$145,763	$152,915
Contract labour and consulting	6,178	14,660
Share-based compensation	1,526	21,964
Travel and communication	3,127	1,363
Facilities	50,225	45,791
Other miscellaneous	6,526	3,446
Total change in research and development expenses	$213,345	$240,139
Research and development expenses increased by $213.3 million during the year ended June 30, 2024 as compared to the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $145.8 million, facility-related expenses increased by $50.2 million and contract labour and consulting increased by $6.2 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable compared to the prior fiscal year at 15%.
Our research and development labour resources decreased by 532 employees, from 8,279 employees at June 30, 2023 to 7,747 employees at June 30, 2024.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Fiscal Years increase (decrease)
(In thousands)	2024 and 2023	2023 and 2022
Payroll and payroll-related benefits	$145,731	$136,300
Commissions	7,665	38,142
Contract labour and consulting	8,712	7,670
Share-based compensation	4,862	19,081
Travel and communication	7,466	13,347
Marketing expenses	(4,708)	29,076
Facilities	13,100	23,168
Credit loss expense (recovery)	7,693	(94)
Other miscellaneous	(5,454)	4,790
Total change in sales and marketing expenses	$185,067	$271,480
Sales and marketing expenses increased by $185.1 million during the year ended June 30, 2024 as compared to the prior fiscal year, primarily as a result of the Micro Focus Acquisition. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $145.7 million, facility-related expenses increased by $13.1 million, contract labour and consulting expenses increased by $8.7 million, commissions increased by $7.7 million, credit loss expenses increased by $7.7 million and travel and communication expenses increased by $7.5 million. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to 20% compared to the prior fiscal year at 21%.
Our sales and marketing labour resources decreased by 597 employees, from 4,815 employees at June 30, 2023 to 4,218 employees at June 30, 2024.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Fiscal Years increase (decrease)
(In thousands)	2024 and 2023	2023 and 2022
Payroll and payroll-related benefits	48,909	$50,695
Contract labour and consulting	4,856	15,827
Share-based compensation	1,212	9,856
Travel and communication	3,708	9,106
Facilities	4,852	3,393
Other miscellaneous	93,911	13,628
Total change in general and administrative expenses	$157,448	$102,505
General and administrative expenses increased by $157.4 million during the year ended June 30, 2024 as compared to the prior fiscal year, partially driven by the Micro Focus Acquisition and other miscellaneous costs. Other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, increased by $93.9 million partially driven by increased costs related to IP, including the grant of certain IP rights and the resolution of certain historical IP related matters, and higher professional fees. Additionally, payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $48.9 million, contract labour and consulting increased by $4.9 million, facility-related expenses increased by $4.9 million, and travel and communication expenses increased by $3.7 million. Overall, general and administrative expenses, as a percentage of total revenues, increased to 10% from 9% in the prior fiscal year.
Our general and administrative labour resources increased by 25 employees, from 3,396 employees at June 30, 2023 to 3,421 employees at June 30, 2024.

Depreciation expenses:

	Year Ended June 30,
(In thousands)	2024	Change increase (decrease)	2023	Change increase (decrease)	2022
Depreciation	$131,599	$23,838	$107,761	$19,520	$88,241
Depreciation expenses increased during the year ended June 30, 2024 by $23.8 million compared to the prior fiscal year, primarily as a result of the Micro Focus Acquisition.
Depreciation expenses as a percentage of total revenue remained stable for the year ended June 30, 2024 at 2% compared to the prior fiscal year.
Amortization of acquired customer-based intangible assets:

	Year Ended June 30,
(In thousands)	2024	Change increase (decrease)	2023	Change increase (decrease)	2022
Amortization of acquired customer-based intangible assets	$432,404	$105,998	$326,406	$109,301	$217,105
Amortization of acquired customer-based intangible assets increased during the year ended June 30, 2024 by $106.0 million as compared to the prior fiscal year. This was primarily due to amortization of newly acquired customer-based intangible assets from the Micro Focus Acquisition, partially offset by reduced amortization related to the AMC Divestiture and intangible assets from previous acquisitions becoming fully amortized.
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

	Year Ended June 30,
(In thousands)	2024	Change increase (decrease)	2023	Change increase (decrease)	2022
Special charges (recoveries)	$135,305	$(33,854)	$169,159	$122,286	$46,873
Special charges (recoveries) decreased by $33.9 million during the year ended June 30, 2024 as compared to the prior fiscal year. Acquisition related costs decreased by $46.9 million, other miscellaneous charges decreased by $30.2 million, which includes severance and other costs associated with the Micro Focus Acquisition and costs related to restructuring activities decreased by $3.4 million. These decreases were partially offset by increased divestiture costs of $46.6 million related to the AMC Divestiture, as compared to the same period in the prior fiscal year.
For more details on Special charges (recoveries), see Note 18 “Special Charges (Recoveries)” to our Consolidated Financial Statements.

Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Year Ended June 30,
(In thousands)	2024	Change increase (decrease)	2023	Change increase (decrease)	2022
Foreign exchange gains (losses) (1)	$1,202	$(55,397)	$56,599	$59,269	$(2,670)
Unrealized gains (losses) on derivatives not designated as hedges (2)	3,116	131,957	(128,841)	(128,841)	—
Realized gains on derivatives not designated as hedges (3)	—	(137,471)	137,471	137,471	—
OpenText share in net income (loss) of equity investees (4)	(18,194)	4,883	(23,077)	(81,779)	58,702
Loss on debt extinguishment (5)(6)(7)	(56,393)	(48,241)	(8,152)	19,261	(27,413)
Gain on AMC Divestiture (8)	429,102	429,102	—	—	—
Other miscellaneous income (expense)	(442)	(911)	469	(30)	499
Total other income (expense), net	$358,391	$323,922	$34,469	$5,351	$29,118
______________________
(1)The year ended June 30, 2023 includes a foreign exchange gain of $36.6 million resulting from the delayed payment of a portion of the purchase consideration, settled on February 9, 2023, related to the Micro Focus Acquisition (see Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details).
(2)Represents the unrealized gains (losses) on our derivatives not designated as hedges (see Note 17 “Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements for more details).
(3)Represents the realized gains on our derivatives not designated as hedges (see Note 17 “Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements for more details).
(4)Represents our share in net income (loss) of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see Note 9 “Prepaid Expenses and Other Assets” to our Consolidated Financial Statements for more details).
(5)During the year ended June 30, 2024, we recognized a loss on debt extinguishment of $56.4 million related to the acceleration and recognition of unamortized debt discount and issuance costs resulting from the optional repayments and prepayments of the Acquisition Term Loan (as defined below) and Term Loan B (as defined below) in Fiscal 2024. (see Note 11 “Long-Term Debt” to our Consolidated Financial Statements for more details).
(6)On December 1, 2022, we amended the Acquisition Term Loan and Bridge Loan to reallocate commitments under the Bridge Loan to the Acquisition Term Loan and terminated all remaining commitments under the Bridge Loan which resulted in a loss on debt extinguishment related to unamortized debt issuance costs (see Note 11 “Long-Term Debt” to our Consolidated Financial Statements for more details).
(7)On December 9, 2021, we redeemed Senior Notes 2026 in full, which resulted in a loss on debt extinguishment of $27.4 million. Of this, $25.0 million related to the early termination call premium, $6.2 million related to unamortized debt issuance costs and $(3.8) million related to unamortized premium (see Note 11 “Long-Term Debt” to our Consolidated Financial Statements for more details).
(8)On May 1, 2024, the Company completed the sale of its AMC business, which resulted in a gain on disposition (see Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details).
Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Year Ended June 30,
(In thousands)	2024	Change increase (decrease)	2023	Change increase (decrease)	2022
Interest expense related to total outstanding debt (1)	$535,932	$172,300	$363,632	$212,063	$151,569
Interest income	(49,136)	4,350	(53,486)	(48,849)	(4,637)
Other miscellaneous expense (2)	29,384	10,102	19,282	8,334	10,948
Total interest and other related expense, net	$516,180	$186,752	$329,428	$171,548	$157,880
______________________
(1)For more details see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
(2)Other miscellaneous expense primarily consists of the amortization of debt discount and the debt issuance costs. For more details see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.

Provision for (recovery of) Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Year Ended June 30,
(In thousands)	2024	Change increase (decrease)	2023	Change increase (decrease)	2022
Provision for (recovery of) income taxes	$264,012	$193,245	$70,767	$(47,985)	$118,752
The effective tax rate increased to a provision of 36.2% for the year ended June 30, 2024, compared to a provision of 32.0% for the year ended June 30, 2023. Tax expense increased from $70.8 million during the year ended June 30, 2023 to $264.0 million during the year ended June 30, 2024. The increase in the effective tax rate was driven by an increase in valuation allowance, the impact of internal reorganizations and the AMC Divestiture, and U.S. Base Erosion and Anti-Abuse Tax (BEAT), partially offset by tax credits and change in undistributed earnings. The tax rate for the year ended June 30, 2023 varied from the statutory rate due to withholding taxes, changes in valuation allowance, permanent differences related to foreign source income inclusions, and the impact of internal reorganizations, partially offset by tax credits and permanent differences related to preferential tax treatment of the mark-to-market gains on derivatives.
For information on certain potential tax contingencies, including the Canada Revenue Agency (CRA) matter, see Note 14 “Guarantees and Contingencies” and Note 15 “Income Taxes” to our Consolidated Financial Statements. Also see Part I, Item 1A, “Risk Factors” within this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of June 30, 2024	Change increase (decrease)	As of June 30, 2023	Change increase (decrease)	As of June 30, 2022
Cash and cash equivalents	$1,280,662	$49,037	$1,231,625	$(462,116)	$1,693,741
Restricted cash (1)	2,131	(196)	2,327	157	2,170
Total cash, cash equivalents and restricted cash	$1,282,793	$48,841	$1,233,952	$(461,959)	$1,695,911
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Consolidated Balance Sheets (see Note 9 “Prepaid Expenses and Other Assets” to our Consolidated Financial Statements for more details).

	Year Ended June 30,
(In thousands)	2024	Change	2023	Change	2022
Cash provided by operating activities	$967,691	$188,486	$779,205	$(202,605)	$981,810
Cash provided by (used in) investing activities	$2,055,317	$7,706,737	$(5,651,420)	$(4,680,461)	$(970,959)
Cash provided by (used in) financing activities	$(2,961,904)	$(7,364,957)	$4,403,053	$4,264,597	$138,456
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
As of June 30, 2024, we have recognized a provision of $15.9 million (June 30, 2023—$28.3 million) in respect of deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows from operating activities
Cash flows from operating activities increased by $188.5 million during the year ended June 30, 2024, as compared to the same period in the prior fiscal year due to an increase in net changes from working capital of $198.8 million, offset by a decrease in net income after the impact of non-cash items of $10.4 million.
During the fourth quarter of Fiscal 2024 we had a days sales outstanding (DSO) of 43 days, compared to our DSO of 41 days during the fourth quarter of Fiscal 2023. The per day impact of our DSO in the fourth quarter of Fiscal 2024 and Fiscal 2023 on our cash flows was $14.7 million and $16.6 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows from investing activities
Our cash flows from investing activities are primarily on account of acquisitions, divestitures and additions of property and equipment.
Cash flows from investing activities increased by $7.71 billion during the year ended June 30, 2024, as compared to the same period in the prior fiscal year primarily due to cash consideration received from the AMC Divestiture during Fiscal 2024 of $2.23 billion, as compared to the cash paid during Fiscal 2023 for the Micro Focus Acquisition of $5.66 billion.

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
Cash flows from financing activities decreased by $7.4 billion during the year ended June 30, 2024 as compared to the same period in the prior fiscal year. This is primarily due to the net impact of the following activities:
(i)$4.9 billion decrease in proceeds from the issuance of long-term debt and draw down on the Revolver in the prior fiscal year;
(ii)$2.4 billion increase in prepayments and repayments of long-term debt and the Revolver;
(iii)$181.2 million related to an increase in cash used in the repurchases of Common Shares and treasury stock; and
(iv)$7.8 million related to higher cash dividends paid to shareholders.
The decreases in cash flows provided by financing activities above were partially offset by the following increases:
(i)$74.1 million reduction in debt issuance costs; and
(ii)$27.6 million related to higher proceeds from the issuance of Common Shares from the exercise of options and the ESPP; and
(i)$15.3 million due to net change in Transition Services Agreement (TSA) obligation driven by cash collections on behalf of Rocket Software related to certain transition services performed by the Company related to the divested AMC business.
Cash Dividends
During the year ended June 30, 2024, we declared and paid cash dividends of $1.00 per Common Share in the aggregate amount of $267.4 million (year ended June 30, 2023 and 2022—$0.9720 and $0.8836 per Common Share, respectively, in the aggregate amount of $259.5 million and $237.7 million, respectively).
Future declarations of dividends and the establishment of future record and payment dates are subject to final determination and discretion of the Board. See Item 5. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Dividend Policy included in this Annual Report on Form 10-K for more information.
Long-term Debt and Credit Facilities
Senior Unsecured Fixed Rate Notes
Senior Notes 2031
On November 24, 2021, Open Text Holdings, Inc. (OTHI), a wholly-owned indirect subsidiary of the Company, issued $650 million in aggregate principal amount of 4.125% senior notes due 2031 guaranteed by the Company (Senior Notes 2031) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (Securities Act), and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2031 bear interest at a rate of 4.125% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2022. Senior Notes 2031 will mature on December 1, 2031, unless earlier redeemed, in accordance with their terms, or repurchased. On July 1, 2024, OTHI merged with and into Open Text Inc. (OTI), a wholly-owned indirect subsidiary of the Company. As a result of the merger, OTI assumed all rights and obligations of OTHI concerning the Senior Notes 2031, effective July 1, 2024.
OTI may redeem all or a portion of the Senior Notes 2031 at any time prior to December 1, 2026 at a redemption price equal to 100% of the principal amount of the Senior Notes 2031 plus an applicable premium, plus accrued and unpaid interest, if any, to the redemption date. OTI may also redeem up to 40% of the aggregate principal amount of the Senior Notes 2031, on one or more occasions, prior to December 1, 2024, using the net proceeds from certain qualified equity offerings at a redemption price of 104.125% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions. OTI may, on one or more occasions, redeem the Senior Notes 2031, in whole or in part, at any time on and after December 1, 2026 at the applicable redemption prices set forth in the indenture governing the Senior Notes 2031, dated as of November 24, 2021, among OTI, the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (the 2031 Indenture), plus accrued and unpaid interest, if any, to the redemption date.

If we experience one of the kinds of change of control triggering events specified in the 2031 Indenture, OTI will be required to make an offer to repurchase the Senior Notes 2031 at a price equal to 101% of the principal amount of the Senior Notes 2031, plus accrued and unpaid interest, if any, to the date of purchase.
The 2031 Indenture contains covenants that limit OTI, the Company and certain of the Company’s subsidiaries’ ability to, among other things: (i) create certain liens and enter into sale and lease-back transactions; (ii) in the case of our non-guarantor subsidiaries, create, assume, incur or guarantee additional indebtedness of OTI, the Company or the guarantors without such subsidiary becoming a subsidiary guarantor of Senior Notes 2031; and (iii) consolidate, amalgamate or merge with, or convey, transfer, lease or otherwise dispose of its property and assets substantially as an entirety to, another person. These covenants are subject to a number of important limitations and exceptions as set forth in the 2031 Indenture. The 2031 Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding Senior Notes 2031 to be due and payable immediately.
Senior Notes 2031 are guaranteed on a senior unsecured basis by the Company and the Company’s existing and future wholly-owned subsidiaries (other than OTI) that borrow or guarantee the obligations under our senior credit facilities. Senior Notes 2031 and the guarantees rank equally in right of payment with all of the Company’s, OTI’s and the guarantors’ existing and future senior unsubordinated debt and will rank senior in right of payment to all of the Company’s, OTI’s and the guarantors’ future subordinated debt. Senior Notes 2031 and the guarantees will be effectively subordinated to all of the Company’s, OTI’s and the guarantors’ existing and future secured debt, including the obligations under the senior credit facilities, to the extent of the value of the assets securing such secured debt.
The foregoing description of the 2031 Indenture does not purport to be complete and is qualified in its entirety by reference to the full text of the 2031 Indenture, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2021.
For further details relating to our debt, see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
Senior Notes 2030
On February 18, 2020 OTHI, a wholly-owned indirect subsidiary of the Company, issued $900 million in aggregate principal amount of 4.125% senior notes due 2030 guaranteed by the Company (Senior Notes 2030) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2030 bear interest at a rate of 4.125% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2030 will mature on February 15, 2030, unless earlier redeemed, in accordance with their terms, or repurchased. On July 1, 2024, as a result of the merger of OTHI with and into OTI, OTI assumed all rights and obligations of OTHI concerning the Senior Notes 2030, effective July 1, 2024.
OTI may redeem all or a portion of the Senior Notes 2030 at any time prior to February 15, 2025 at a redemption price equal to 100% of the principal amount of the Senior Notes 2030 plus an applicable premium, plus accrued and unpaid interest, if any, to the redemption date. OTI may also redeem up to 40% of the aggregate principal amount of the Senior Notes 2030, on one or more occasions, prior to February 15, 2025, using the net proceeds from certain qualified equity offerings at a redemption price of 104.125% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions. OTI may, on one or more occasions, redeem the Senior Notes 2030, in whole or in part, at any time on and after February 15, 2025 at the applicable redemption prices set forth in the indenture governing the Senior Notes 2030, dated as of February 18, 2020, among OTI, the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (the 2030 Indenture), plus accrued and unpaid interest, if any, to the redemption date.
If we experience one of the kinds of change of control triggering events specified in the 2030 Indenture, OTI will be required to make an offer to repurchase the Senior Notes 2030 at a price equal to 101% of the principal amount of the Senior Notes 2030, plus accrued and unpaid interest, if any, to the date of purchase.
The 2030 Indenture contains covenants that limit the Company, OTI and certain of the Company’s subsidiaries’ ability to, among other things: (i) create certain liens and enter into sale and lease-back transactions; (ii) in the case of our non-guarantor subsidiaries, create, assume, incur or guarantee additional indebtedness of the Company, OTI or the guarantors without such subsidiary becoming a subsidiary guarantor of Senior Notes 2030; and (iii) consolidate, amalgamate or merge with, or convey, transfer, lease or otherwise dispose of its property and assets substantially as an entirety to, another person. These covenants are subject to a number of important limitations and exceptions as set forth in the 2030 Indenture. The 2030 Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding Senior Notes 2030 to be due and payable immediately.

Senior Notes 2030 are guaranteed on a senior unsecured basis by the Company and the Company’s existing and future wholly-owned subsidiaries (other than OTI) that borrow or guarantee the obligations under our senior credit facilities. Senior Notes 2030 and the guarantees rank equally in right of payment with all of the Company, OTI and the guarantors’ existing and future senior unsubordinated debt and will rank senior in right of payment to all of the Company, OTI and the guarantors’ future subordinated debt. Senior Notes 2030 and the guarantees will be effectively subordinated to all of the Company, OTI and the guarantors’ existing and future secured debt, including the obligations under the senior credit facilities, to the extent of the value of the assets securing such secured debt.
The foregoing description of the 2030 Indenture does not purport to be complete and is qualified in its entirety by reference to the full text of the 2030 Indenture, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2020.
For further details relating to our debt, see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
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
For further details relating to our debt, see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.

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
We may, on one or more occasions, redeem the Senior Notes 2028, in whole or in part, at the applicable redemption prices set forth in the indenture governing the Senior Notes 2028, dated as of February 18, 2020, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (the 2028 Indenture), plus accrued and unpaid interest, if any, to the redemption date.
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
For further details relating to our debt, see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
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
For further details relating to our debt, see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.

Senior Secured Fixed Rate Notes
Senior Secured Notes 2027
On December 1, 2022, we issued $1 billion in aggregate principal amount of senior secured notes due 2027 (Senior Secured Notes 2027, and together with the Senior Notes 2031, Senior Notes 2030, Senior Notes 2029, and Senior Notes 2028, the Senior Notes) in connection with the financing of the Micro Focus Acquisition in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Secured Notes 2027 bear interest at a rate of 6.90% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2023. Senior Secured Notes 2027 will mature on December 1, 2027, unless earlier redeemed, in accordance with their terms, or repurchased.
We may redeem all or a portion of the Senior Secured Notes 2027 at any time prior to November 1, 2027 at a redemption price equal to the greater of (a) 100% of the principal amount of the Senior Secured Notes 2027 to be redeemed and (b) the net present value of the remaining scheduled payments of principal and interest thereon discounted to the Par Call Date less interest accrued to the date of redemption, plus accrued and unpaid interest to, but excluding, the redemption date. On or after the Par Call Date (as defined in the 2027 Indenture, as defined below), the Company may redeem the Senior Secured Notes 2027, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes 2027 being redeemed plus accrued and unpaid interest thereon to the redemption date.
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
For further details relating to our debt, see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
Term Loan B
On May 30, 2018, we entered into a credit facility, which provides for a $1 billion term loan facility (Term Loan B) and we borrowed under the facility to, among other things, repay in full the loans under our prior $800 million term loan credit facility originally entered into on January 16, 2014. On June 6, 2023, we amended the Term Loan B to replace the LIBOR benchmark rate applicable to borrowings under Term Loan B with a SOFR benchmark rate. On May 6, 2024, we used a portion of the net proceeds from the AMC Divestiture to prepay in full the aggregate principal balance of $940 million outstanding under Term Loan B, at which point all remaining commitments under Term Loan B were reduced to zero and Term Loan B was terminated, which resulted in a loss on debt extinguishment of $1.8 million relating to unamortized debt issuance costs (see Note 23 “Other Income (Expense), Net” for more details).
As of June 30, 2024, we had no outstanding balance under the Term Loan B (June 30, 2023—$947.5 million).

For further details relating to our debt, see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
Revolver
On December 19, 2023, we amended our committed revolving credit facility (the Revolver) to, among other things, extend the maturity from October 31, 2024 to December 19, 2028, and to remove the 10-basis point credit spread adjustment for loans bearing interest based on the SOFR rate. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with the Acquisition Term Loan (as defined below) and Senior Secured Notes 2027.
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
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2024, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 2.32:1.00.
As of June 30, 2024, we had no outstanding balance under the Revolver (June 30, 2023—$275.0 million).
For further details relating to our debt, see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
Acquisition Term Loan
On December 1, 2022, we amended our first lien term loan facility (the Acquisition Term Loan), dated as of August 25, 2022, to increase the aggregate commitments under the senior secured delayed-draw term loan facility from an aggregate principal amount of $2.585 billion to an aggregate principal amount of $3.585 billion. During the third quarter of Fiscal 2023, the Company drew down $3.585 billion from the Acquisition Term Loan, net of original issuance discount of 3% and other fees (see Note 19 “Acquisitions and Divestitures” for more details). On August 14, 2023, we amended the Acquisition Term Loan, to reduce the applicable interest rate margin by 0.75% over the remaining term of the Acquisition Term Loan. On May 15, 2024, we further amended the Acquisition Term Loan, to reduce the applicable interest rate margin by 0.5% and remove the 10-basis point credit spread adjustment for loans bearing interest based on the SOFR rate. Both of the above reductions in interest rate margin on the Acquisition Term Loan resulting from the amendments were accounted for by the Company as debt modifications.
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR plus an applicable margin of 2.25%. As of June 30, 2024, the outstanding balance on the Acquisition Term Loan bears an interest rate of 7.58%. As of June 30, 2024, the Acquisition Term Loan bears an effective interest rate of 8.67%. The effective interest rate includes interest expense of $272.5 million and amortization of debt discount and issuance costs of $18.3 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of June 30, 2024, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 2.32:1.00.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver and the Senior Secured Notes 2027.
On October 20, 2023 and January 22, 2024, the Company made prepayments of $75 million and $175 million, respectively, on the Acquisition Term Loan using cash on hand. On May 6, 2024, the Company used a portion of the net proceeds from the AMC Divestiture to prepay $1.06 billion of the outstanding principal balance of the Acquisition Term Loan. As a result of these prepayments in Fiscal 2024, the Company recognized a loss on debt extinguishment of $54.6 million relating to unamortized debt issuance costs (see Note 23 “Other Income (Expense), Net” to our Consolidated Financial Statements for more details).
For further details relating to our debt, see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
Bridge Loan
On August 25, 2022, we entered into a bridge loan agreement (Bridge Loan) which provided for commitments of up to $2.0 billion to finance a portion of the repayment of Micro Focus’ existing debt. On December 1, 2022, we entered into an amendment to the Bridge Loan that reallocated commitments under the Bridge Loan to the Acquisition Term Loan. In connection with the amendment to the Bridge Loan and the receipt of proceeds from the issuance of the Senior Secured Notes 2027, all remaining commitments under the Bridge Loan were reduced to zero and the Bridge Loan was terminated, which resulted in a loss on debt extinguishment of $8.2 million relating to unamortized debt issuance costs (see Note 23 “Other Income (Expense), Net” for more details).
For the year ended June 30, 2024, we did not have any borrowings or record any interest expense relating to the Bridge Loan (year ended June 30, 2023—nil).
For further details relating to our debt, see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
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
On April 30, 2024, the Board authorized a share repurchase plan (the Fiscal 2024 Repurchase Plan), pursuant to which we could purchase for cancellation, in open market transactions from time to time over the 12 month period commencing on May 7, 2024 until May 6, 2025, up to an aggregate of $250 million of our Common Shares on the NASDAQ Global Select Market, the TSX (as part of a Fiscal 2024 NCIB, defined below) and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules.
During the year ended June 30, 2024, we repurchased and canceled 5,073,913 Common Shares for $150.0 million (year ended June 30, 2023 and 2022— nil and 3,809,559 Common Shares for nil and $177.0 million, respectively). The Fiscal 2024 Repurchase Plan was effected in accordance with Rule 10b-18.
On July 31, 2024, in order to align its share repurchase plan to its fiscal year, the Board approved the early termination of the Fiscal 2024 Repurchase Plan and authorized a new share repurchase plan (the Fiscal 2025 Repurchase Plan), pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12 month period commencing on August 7, 2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of its common shares on the TSX (as part of a Fiscal 2025 NCIB, defined below), NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2025 Repurchase Plan will be effected in accordance with Rule 10b-18.

Normal Course Issuer Bid
The Company established the NCIB in Fiscal 2022 in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2022 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2022 NCIB pursuant to which the Company was authorized to purchase Common Shares over the TSX for the period commencing November 12, 2021 until November 11, 2022 in accordance with the TSX’s normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that could be purchased in this period was 13,638,008 (representing 5% of the Company’s issued and outstanding Common Shares as of October 31, 2021), and the maximum number of Common Shares that could be purchased on a single day was 112,590 Common Shares, which is 25% of 450,361 (the average daily trading volume for the Common Shares on the TSX for the six months ended October 31, 2021), subject to certain exceptions for block purchases, subject in any case to the volume and other limitations under Rule 10b-18.
On April 30, 2024, the Company established a Normal Course Issuer Bid (the Fiscal 2024 NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2024 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2024 NCIB, pursuant to which the Company could purchase Common Shares over the TSX for the period commencing on May 7, 2024 until May 6, 2025 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that could have been purchased in this period is 13,643,472 (representing 5% of the Company’s issued and outstanding Common Shares as of April 26, 2024), and the maximum number of Common Shares that could be purchased on a single day was 138,175 Common Shares, which is 25% of 552,700 (the average daily trading volume for the Common Shares on the TSX for the six months ended March 31, 2024), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18.
On July 31, 2024, the Company voluntarily terminated the Fiscal 2024 NCIB and established a new normal course issuer bid (the Fiscal 2025 NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2025 Repurchase Plan.The TSX approved the Company’s notice of intention to commence the Fiscal 2025 NCIB, pursuant to which the Company may purchase Common Shares over the TSX for the period commencing on August 7, 2024 until August 6, 2025 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 21,179,064 (representing 10% of the Company’s public float (calculated in accordance with TSX rules) as of July 24, 2024, less the 5,073,913 Common Shares purchased under the Fiscal 2024 Repurchase Plan), and the maximum number of Common Shares that can be purchased on a single day is 138,175 Common Shares, which was 25% of 552,700 (the average daily trading volume for the Common Shares on the TSX for the six months ended March 31, 2024), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18
Pensions
As of June 30, 2024, our total unfunded pension plan obligations were $132.1 million, of which $4.8 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Anticipated pension payments under our defined benefit plans for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2025	$18,425
2026	14,087
2027	16,443
2028	18,112
2029	19,805
2030 to 2034	115,117
Total	$201,989
For a detailed discussion on pensions, see Note 12 “Pension Plans and Other Post Retirement Benefits” to our Consolidated Financial Statements.

Commitments and Contractual Obligations
As of June 30, 2024, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2024 - June 30, 2025	July 1, 2025 - June 30, 2027	July 1, 2027 - June 30, 2029	July 1, 2029 and beyond
Long-term debt obligations (1)	$8,420,561	$406,261	$804,257	$2,555,304	$4,654,739
Purchase obligations for contracts not accounted for as lease obligations (2)	340,765	181,003	159,762	—	—
	$8,761,326	$587,264	$964,019	$2,555,304	$4,654,739
______________________
(1)Includes interest up to maturity and principal payments. See Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
(2)For contractual obligations relating to leases and purchase obligations accounted for under ASC Topic 842, see Note 6 “Leases” for more details.
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2024, in connection with the CRA’s reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $80 million. As of June 30, 2024, we have provisionally paid approximately $33 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within Long-term income taxes recoverable on the Consolidated Balance Sheets as of June 30, 2024.

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
The CRA has audited Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2019 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2019 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017 and on March 15, 2023, we filed our notice of objection regarding the reassessment in respect of Fiscal 2018. On December 11, 2023, we filed a notice of objection regarding Fiscal 2019. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2019 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2025 while the matter is in dispute.
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
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite Inc. (Carbonite), a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS) (the Luna Complaint). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the Securities Actions). On November 21, 2019, the district court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. On October 22, 2020, the district court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the United States Court of

Appeals for the First Circuit. On December 21, 2021, the United States Court of Appeals for the First Circuit issued a decision reversing and remanding the Securities Actions to the district court for further proceedings. On July 14, 2023, the district court certified the lead plaintiff’s proposed class, following which the defendants filed a motion for class decertification. On January 31, 2024 the parties filed a motion for preliminary approval of a settlement to fully resolve the litigation. On February 1, 2024, the court issued a preliminary approval order and on May 15, 2024, the court issued a final approval order for the settlement and dismissal of the case with prejudice. The settlement was substantially paid from insurance coverage, with any remaining amount not covered by insurance being immaterial to the Company. All defendants denied the merit of the claims alleged in the case and the final settlement does not reflect any admission of fault, wrongdoing, or liability as to any defendant.
Other Matters
Also see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for Fiscal 2024, as well as Note 15 “Income Taxes” to the Consolidated Financial Statements included in this Annual Report on Form 10-K related to certain historical matters arising prior to the Micro Focus Acquisition.
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
Interest rate risk
Our exposure to interest rate fluctuations relates primarily to our Revolver and Acquisition Term Loan.
As of June 30, 2024, we had no outstanding balance under the Revolver. Borrowings under the Revolver currently bear interest per annum at a floating rate of interest equal to Term SOFR (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of June 30, 2024, with no outstanding balance on the Revolver, an adverse change of 100 basis points on the interest rate would have no effect on our annual interest payment (June 30, 2023—$2.8 million).
As of June 30, 2024, we had an outstanding balance of $2.2 billion under the Acquisition Term Loan. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR plus the SOFR Adjustment (as defined in the Acquisition Term Loan) and applicable margin of 2.25%. As of June 30, 2024, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on the Acquisition Term Loan by approximately $22.2 million, assuming that the loan balance as of June 30, 2024 is outstanding for the entire period (June 30, 2023—$35.7 million).
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
Based on the CAD foreign exchange forward contracts outstanding as of June 30, 2024, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark-to-market valuation on our existing foreign exchange forward contracts (June 30, 2023—$0.7 million).
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
Based on the 5-year EUR/USD cross currency swaps outstanding as of June 30, 2024, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.2 million in the mark-to-market valuation on our existing cross currency swap (June 30, 2023—$7.3 million).
Based on the 7-year EUR/USD cross currency swaps outstanding as of June 30, 2024, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.6 million in the mark-to-market valuation on our existing cross currency swaps (June 30, 2023—$7.8 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of June 30, 2024 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at June 30, 2024	U.S. Dollar Equivalent at June 30, 2023
Euro	$168,212	$200,282
Indian Rupee	73,955	57,199
British Pound	57,290	69,108
Swiss Franc	52,070	53,122
Other foreign currencies	170,175	218,663
Total cash and cash equivalents denominated in foreign currencies	521,702	598,374
U.S. Dollar	758,960	633,251
Total cash and cash equivalents	$1,280,662	$1,231,625
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $52.2 million (June 30, 2023—$59.8 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk.”
Item 8. Financial Statements and Supplementary Data
The response to this Item 8 is submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15.

Use of Non-GAAP Financial Measures
In addition to reporting financial results in accordance with U.S. GAAP, the Company provides certain financial measures that are not in accordance with U.S. GAAP (Non-GAAP). These Non-GAAP financial measures have certain limitations in that they do not have a standardized meaning and thus the Company’s definition may be different from similar Non-GAAP financial measures used by other companies and/or analysts and may differ from period to period. Thus, it may be more difficult to compare the Company’s financial performance to that of other companies. However, the Company’s management compensates for these limitations by providing the relevant disclosure of the items excluded in the calculation of these Non-GAAP financial measures both in its reconciliation to the U.S. GAAP financial measures and its Consolidated Financial Statements, all of which should be considered when evaluating the Company’s results.
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
The Company’s management believes that the presentation of the above defined Non-GAAP financial measures provides useful information to investors because they portray the financial results of the Company before the impact of certain non-operational charges. The use of the term “non-operational charge” is defined for this purpose as an expense that does not impact the ongoing operating decisions taken by the Company’s management. These items are excluded based upon the way the Company’s management evaluates the performance of the Company’s business for use in the Company’s internal reports and are not excluded in the sense that they may be used under U.S. GAAP.
The Company does not acquire businesses on a predictable cycle, and therefore believes that the presentation of Non-GAAP measures, which in certain cases adjust for the impact of amortization of intangible assets and the related tax effects that are primarily related to acquisitions, will provide readers of financial statements with a more consistent basis for comparison across accounting periods and be more useful in helping readers understand the Company’s operating results and underlying operational trends. Additionally, the Company has engaged in various restructuring activities over the past several years, primarily due to acquisitions and most recently in response to our return to office planning, that have resulted in costs associated with reductions in headcount, consolidation of leased facilities and related costs, all which are recorded under the Company’s Special charges (recoveries) caption on the Consolidated Statements of Income. Each restructuring activity is a discrete event based on a unique set of business objectives or circumstances, and each differs in terms of its operational implementation, business impact and scope, and the size of each restructuring plan can vary significantly from period to period. Therefore, the Company believes that the exclusion of these special charges (recoveries) will also better aid readers of financial statements in the understanding and comparability of the Company’s operating results and underlying operational trends.
In summary, the Company believes the provision of supplemental Non-GAAP measures allow investors to evaluate the operational and financial performance of the Company’s core business using the same evaluation measures that management uses, and is therefore a useful indication of OpenText’s performance or expected performance of future operations and facilitates period-to-period comparison of operating performance (although prior performance is not necessarily indicative of future performance). As a result, the Company considers it appropriate and reasonable to provide, in addition to U.S. GAAP measures, supplementary Non-GAAP financial measures that exclude certain items from the presentation of its financial results.
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented. The Micro Focus Acquisition significantly impacts period-over-period comparability.

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2024
(In thousands, except for per share data)

	Year Ended June 30, 2024
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$713,759		$(12,858)	(1)	$700,901
Customer support	292,733		(4,357)	(1)	288,376
Professional service and other	302,527		(6,298)	(1)	296,229
Amortization of acquired technology-based intangible assets	243,922		(243,922)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	4,191,028	72.6%	267,435	(3)	4,458,463	77.3%
Operating expenses
Research and development	893,932		(40,612)	(1)	853,320
Sales and marketing	1,133,665		(46,572)	(1)	1,087,093
General and administrative	577,038		(29,382)	(1)	547,656
Amortization of acquired customer-based intangible assets	432,404		(432,404)	(2)	—
Special charges (recoveries)	135,305		(135,305)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	887,085		951,710	(5)	1,838,795
Other income (expense), net	358,391		(358,391)	(6)	—
Provision for income taxes	264,012		(78,845)	(7)	185,167
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	465,090		672,164	(8)	1,137,254
GAAP-based EPS / Non-GAAP-based EPS-diluted, attributable to OpenText	$1.71		$2.46	(8)	$4.17
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 36% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2024
		Per share diluted
GAAP-based net income, attributable to OpenText	$465,090	$1.71
Add:
Amortization	676,326	2.48
Share-based compensation	140,079	0.51
Special charges (recoveries)	135,305	0.50
Other (income) expense, net	(358,391)	(1.32)
GAAP-based provision for income taxes	264,012	0.97
Non-GAAP-based provision for income taxes	(185,167)	(0.68)
Non-GAAP-based net income, attributable to OpenText	$1,137,254	$4.17
Reconciliation of Adjusted EBITDA

Year Ended June 30, 2024
GAAP-based net income, attributable to OpenText	$465,090
Add:
Provision for income taxes	264,012
Interest and other related expense, net	516,180
Amortization of acquired technology-based intangible assets	243,922
Amortization of acquired customer-based intangible assets	432,404
Depreciation	131,599
Share-based compensation	140,079
Special charges (recoveries)	135,305
Other (income) expense, net	(358,391)
Adjusted EBITDA	$1,970,200

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2023
(In thousands, except for per share data)

	Year Ended June 30, 2023
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$590,165		$(10,664)	(1)	$579,501
Customer support	209,705		(3,627)	(1)	206,078
Professional service and other	276,888		(6,998)	(1)	269,890
Amortization of acquired technology-based intangible assets	223,184		(223,184)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	3,168,393	70.6%	244,473	(3)	3,412,866	76.1%
Operating expenses
Research and development	680,587		(39,065)	(1)	641,522
Sales and marketing	948,598		(41,710)	(1)	906,888
General and administrative	419,590		(28,238)	(1)	391,352
Amortization of acquired customer-based intangible assets	326,406		(326,406)	(2)	—
Special charges (recoveries)	169,159		(169,159)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	516,292		849,051	(5)	1,365,343
Other income (expense), net	34,469		(34,469)	(6)	—
Provision for income taxes	70,767		74,261	(7)	145,028
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	150,379		740,321	(8)	890,700
GAAP-based EPS / Non-GAAP-based EPS-diluted, attributable to OpenText	$0.56		$2.73	(8)	$3.29
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

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2023
		Per share diluted
GAAP-based net income, attributable to OpenText	$150,379	$0.56
Add:
Amortization	549,590	2.03
Share-based compensation	130,302	0.48
Special charges (recoveries)	169,159	0.63
Other (income) expense, net	(34,469)	(0.13)
GAAP-based provision for income taxes	70,767	0.26
Non-GAAP-based recovery of income taxes	(145,028)	(0.54)
Non-GAAP-based net income, attributable to OpenText	$890,700	$3.29
Reconciliation of Adjusted EBITDA

Year Ended June 30, 2023
GAAP-based net income, attributable to OpenText	$150,379
Add:
Provision for income taxes	70,767
Interest and other related expense, net	329,428
Amortization of acquired technology-based intangible assets	223,184
Amortization of acquired customer-based intangible assets	326,406
Depreciation	107,761
Share-based compensation	130,302
Special charges (recoveries)	169,159
Other (income) expense, net	(34,469)
Adjusted EBITDA	$1,472,917

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2022
(In thousands, except for per share data)

	Year Ended June 30, 2022
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$511,713		$(5,285)	(1)	$506,428
Customer support	121,485		(2,399)	(1)	119,086
Professional service and other	216,895		(3,740)	(1)	213,155
Amortization of acquired technology-based intangible assets	198,607		(198,607)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	2,431,643	69.6%	210,031	(3)	2,641,674	75.6%
Operating expenses
Research and development	440,448		(17,122)	(1)	423,326
Sales and marketing	677,118		(22,628)	(1)	654,490
General and administrative	317,085		(18,382)	(1)	298,703
Amortization of acquired customer-based intangible assets	217,105		(217,105)	(2)	—
Special charges (recoveries)	46,873		(46,873)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	644,773		532,141	(5)	1,176,914
Other income (expense), net	29,118		(29,118)	(6)	—
Provision for income taxes	118,752		23,913	(7)	142,665
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	397,090		479,110	(8)	876,200
GAAP-based EPS/ Non-GAAP-based EPS-diluted, attributable to OpenText	$1.46		$1.76	(8)	$3.22
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 23% and a Non-GAAP-based tax rate of approximately 14%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense. The GAAP-based tax provision rate for the year ended June 30, 2022 includes an income tax provision charge from IRS settlements partially offset by a tax benefit from the release of unrecognized tax benefits due to the conclusion of relevant tax audits that was recognized during the second quarter of Fiscal 2021.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2022
		Per share diluted
GAAP-based net income, attributable to OpenText	$397,090	$1.46
Add:
Amortization	415,712	1.52
Share-based compensation	69,556	0.26
Special charges (recoveries)	46,873	0.17
Other (income) expense, net	(29,118)	(0.11)
GAAP-based provision for income taxes	118,752	0.44
Non-GAAP-based recovery of income taxes	(142,665)	(0.52)
Non-GAAP-based net income, attributable to OpenText	$876,200	$3.22
Reconciliation of Adjusted EBITDA

Year Ended June 30, 2022
GAAP-based net income, attributable to OpenText	$397,090
Add:
Provision for income taxes	118,752
Interest and other related expense, net	157,880
Amortization of acquired technology-based intangible assets	198,607
Amortization of acquired customer-based intangible assets	217,105
Depreciation	88,241
Share-based compensation	69,556
Special charges (recoveries)	46,873
Other (income) expense, net	(29,118)
Adjusted EBITDA	$1,264,986
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management assessed our ICFR as of June 30, 2024, the end of our most recent fiscal year. In making our assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of our evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our ICFR was effective as of June 30, 2024. The results of our management’s assessment were reviewed with our Audit Committee and the conclusion that our ICFR was effective as of June 30, 2024 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.
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
(D) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth certain information as to our directors and executive officers as of August 1, 2024.

Name	Age	Office and Position Currently Held With Company
Mark J. Barrenechea	59	Vice Chair, Chief Executive Officer and Chief Technology Officer, Director
Paul Duggan	49	President, Chief Customer Officer
Todd Cione	54	President, OpenText Worldwide Sales
Madhu Ranganathan	60	President, Chief Financial Officer & Corporate Development
Michael Acedo	43	Executive Vice President, Chief Legal Officer & Corporate Secretary
Cosmin Balota	50	Senior Vice President, Chief Accounting Officer
Shannon Bell	49	Executive Vice President, Chief Digital Officer
Muhi Majzoub	64	Executive Vice President, Chief Product Officer
James McGourlay	55	Executive Vice President, International Sales
Sandy Ono	42	Executive Vice President, Chief Marketing Officer
Paul Rodgers	61	Executive Vice President, Sales Operations
Brian Sweeney	60	Executive Vice President, Chief Human Resources Officer
P. Thomas Jenkins	64	Chair of the Board
Randy Fowlie (2)(3)	64	Director
Major General David Fraser (1)(3)	67	Director
Gail E. Hamilton (1)	74	Director
Robert Hau (2)	58	Director
Goldy Hyder	57	Director
Ann M. Powell (1)(3)	58	Director
Annette Rippert	59	Director
Stephen J. Sadler	73	Director
Michael Slaunwhite (1)	63	Director
Katharine B. Stevenson (2)	62	Director
Deborah Weinstein (2)(3)	64	Director
______________________
(1)Member of the Talent and Compensation Committee.
(2)Member of the Audit Committee.
(3)Member of the Corporate Governance and Nominating Committee.
Mark J. Barrenechea
Mr. Barrenechea joined OpenText in January 2012 as the President and Chief Executive Officer. In January 2016, Mr. Barrenechea took on the role of Chief Technology Officer, while remaining the Company’s Chief Executive Officer. In September 2017, Mr. Barrenechea was appointed Vice Chair, in addition to remaining the Chief Executive Officer and Chief Technology Officer. Before joining OpenText, Mr. Barrenechea was President and Chief Executive Officer of Silicon Graphics International Corporation (SGI), where he also served as a member of the Board. During Mr. Barrenechea’s tenure at SGI, he led strategy and execution, which included transformative acquisition of assets, as well as penetrating diverse new markets and geographic regions. Mr. Barrenechea also served as a director of SGI from 2006 to 2012. Prior to SGI, Mr. Barrenechea served as Executive Vice President and CTO for CA, Inc. (CA), (formerly Computer Associates International, Inc.) from 2003 to 2006 and was a member of the executive management team. Before going to CA, Mr. Barrenechea was the Senior Vice President of Applications Development at Oracle Corporation from 1997 to 2003, managing a multi-thousand person global team while serving as a member of the executive management team. From 1994 to 1997, Mr. Barrenechea served as Vice President of Development at Scopus, a software applications company. Prior to Scopus, Mr. Barrenechea was the Vice President of Development at Tesseract, where he was responsible for reshaping the company’s line of CRM and human capital management software. Mr. Barrenechea serves as a member of the Board and Audit Committee Chair of Dick’s Sporting Goods and is also on the Board of Directors of the Leukemia & Lymphoma Society. In the past five years, Mr. Barrenechea also served as a director of Hamilton Insurance Group and as a board member of Avery Dennison Corporation. Mr. Barrenechea holds a

Bachelor of Science degree in computer science from Saint Michael’s College. He has been the recipient of many awards, including the 2011 Best Large Company CEO from the San Francisco Business Times and 2015 Results-Oriented CEO of the year by CEO World Awards. Mr. Barrenechea has authored several books including The Intelligent and Connected Enterprise, The Golden Age of Innovation, Digital Manufacturing, Digital Financial Services, On Digital, Digital: Disrupt or Die, eGovernment or Out of Government, Enterprise Information Management: The Next Generation of Enterprise Software, Versant. He has also written a number of whitepapers, such as The Resilient Organization: COVID-19 and New Ways to Work, The Cloud: Destination for Innovation, Security: Creating Trust in a Zero Trust World and The Information Advantage.
Paul Duggan
Mr. Duggan has served as Executive Vice President, Chief Customer Officer since January 2023. Prior to this role, Mr. Duggan served as Executive Vice President, Worldwide Renewals from July 2021 to January 2023 and as Senior Vice President, Revenue Operations from January 2017 to July 2021. He is responsible for operations across sales, professional services, business networks and customer support. Prior to joining OpenText, Mr. Duggan held various roles at Oracle Corporation, including Group Vice President of Support Renewal Sales, North America from December 1999 to January 2017. Previously, Mr. Duggan served on the advisory board for the Technology Services Industry Association from 2016 to 2017. He has completed executive leadership programs at the University of Michigan Ross School of Business and IESE Business School in Barcelona, Spain.
Todd Cione
Mr. Cione joined OpenText as the President of OpenText Worldwide Sales in April 2024. Mr. Cione is responsible for global go-to-market strategy, sales, and revenue growth. This includes Enterprise Sales, International Sales, Cybersecurity Sales, and Sales Operations. Mr. Cione is a veteran business executive with more than 30 years of global experience in sales, alliance partnerships, marketing, customer success, and operations at large multi-national technology organizations. Prior to joining OpenText, Mr. Cione was Chief Revenue Officer (CRO) for Teradata Corporation. At Teradata, Mr. Cione was responsible for the company’s global go-to-market strategy and commercial execution, including worldwide sales, partner alliances, technical architecture, and revenue operations functions. Prior to Teradata, Mr. Cione served as Head of U.S. Enterprise Accounts at Apple Inc., as SVP of Oracle Digital North America Applications, and as Chief Revenue Officer of Rackspace Technology, Inc. Additionally, he spent 15 years at Microsoft Corporation, where he held roles of increasing responsibility in the U.S. and Asia, including General Manager, Asia Pacific Region Marketing & Operations and Managing Director, Asia Pacific Region Enterprise, Partner, & Services Sales. Mr. Cione holds a degree from Baylor University with continuing executive education at INSEAD, Harvard, and PIVOT Leadership Group. He serves on several boards, including Canonical Ltd. as a non-executive director, Technology & Services Industry Association’s CRO Advisory Board, and Baylor University Advisory Boards with Hankamer School of Business and ProSales.
Madhu Ranganathan
Ms. Ranganathan joined OpenText as Executive Vice President, Chief Financial Officer in April 2018 and became President, CFO and Corporate Development in April 2024. With more than 25 years of financial leadership experience, Ms. Ranganathan served as the Chief Financial Officer for [24]7.ai from June 2008 to March 2018. Ms. Ranganathan also held senior financial roles at Rackable Systems from December 2005 to May 2008, Redback Networks from August 2002 to November 2005, and Backweb Technologies from December 1996 to January 2000. She also has public accounting experience with PricewaterhouseCoopers LLC. Ms. Ranganathan currently serves as a Board Member for the Bank of Montreal and Akamai Technologies. In past years she served as a Board Member of ServiceSource and Watermark, a Bay Area organization focused on professional development for women. Ms. Ranganathan holds an MBA in Finance from the University of Massachusetts, is a member of the AICPA and a Chartered Accountant (India).

Michael Acedo
Mr. Acedo was appointed Chief Legal Officer and Corporate Secretary in January 2022, and became Executive Vice President, Chief Legal Officer and Corporate Secretary in August 2022. Since joining OpenText in 2014, Mr. Acedo has held various increasingly senior legal roles, primarily supporting corporate governance, external reporting, investor relations, Corporate Citizenship, capital markets, corporate communications, government relations, and merger and acquisitions matters and, most recently, as the Vice President, General Counsel–Corporate & Corporate Secretary. Mr. Acedo is responsible for leading the global legal organization, including the Office of the Chief Compliance Officer and the Corporate Secretarial department. Prior to joining OpenText, Mr. Acedo practiced corporate and securities law, with a concentration on international capital markets and merger and acquisitions transactions, at the global law firm, Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Acedo holds a Law Degree from The University of Western Ontario, Canada (including Law exchange at Hong Kong University) and a B.A. (Honours) from The University of Toronto, and is a member of the New York State Bar Association and a Foreign Legal Consultant with the Law Society of Ontario.
Cosmin Balota
Mr. Balota has served as the Company’s Senior Vice President and Chief Accounting Officer since December 2022. Prior to this, Mr. Balota served as Vice President, Accounting and Reporting from August 2020 to December 2022 and Vice President, Corporate Accounting from January 2019 to August 2020. Mr. Balota has over 25 years of experience in various U.S., Canadian and international finance and accounting roles where he has been responsible for external reporting, corporate accounting, controllership, mergers & acquisitions, and financial planning & analysis. Prior to joining OpenText, Mr. Balota served as Vice President, Corporate Finance at Enercare Inc. from January 2017 to December 2018, along with other finance leadership positions from April 2012 to January 2017. He also held various increasingly senior finance, accounting, and audit positions from October 1998 to April 2012 at Expedia Group, The Globe and Mail, and Deloitte. Mr. Balota is a Chartered Professional Accountant (CPA, CA) in Canada and holds a Bachelor of Arts (Honours) degree in Chartered Accountancy Studies and a Master of Accounting degree from The University of Waterloo.
Shannon Bell
Ms. Bell joined OpenText as the Executive Vice President and Chief Digital Officer in September 2023. Ms. Bell is responsible for all our IT and digital systems, data platforms, networks and communications, commercial and corporate cloud operations, as well as our security and compliance. Ms. Bell has over 25 years of experience driving technology transformations and delivering innovative solutions to the market. Prior to joining OpenText, Ms. Bell spent four years at Rogers Communications Inc. where she led all aspects of IT, digital, cloud and data. Prior to Rogers, Ms. Bell spent eight years at Amdocs Limited where she led product and strategy for Digital, Intelligence and BSS. Ms. Bell has also encompassed roles in Canada, the U.S., and Europe with companies including NewStep Networks, MetaSolv Software, Axiom Systems, and Newbridge Networks. Ms. Bell graduated with an MBA from University of Surrey in England.
Muhi Majzoub
Mr. Majzoub has served as Executive Vice President, Chief Product Officer since September 2019. Prior to this role, Mr. Majzoub served as Executive Vice President, Engineering from January 2016 to September 2019 and as Senior Vice President, Engineering from June 2012 to January 2016. Mr. Majzoub is responsible for managing product development cycles, global development organization and driving internal operations and development processes. Mr. Majzoub is a seasoned enterprise software technology executive having recently served as Head of Products for NorthgateArinso, Inc., a private company that provides global Human Resources software and services. Prior to this, Mr. Majzoub was Senior Vice President of Product Development for CA, Technologies Inc. from June 2004 to July 2010. Mr. Majzoub also worked for several years as Vice President for Product Development at Oracle Corporation from January 1989 to June 2004. Mr. Majzoub attended San Francisco State University.
James McGourlay
Mr. McGourlay has served as Executive Vice President, International Sales since July 2021. Prior to this, Mr. McGourlay was the Company’s Executive Vice President, Customer Operations from October 2017 to July 2021, Senior Vice President of Global Technical Services from May 2015 to October 2017 and Senior Vice President of Worldwide Customer Service from February 2012 to May 2015. Mr. McGourlay joined OpenText in 1997 and held progressive positions in information technology, technical support, product support and special projects, including, Director, Customer Service and Vice President, Customer Service.

Sandy Ono
Ms. Ono joined OpenText as Executive Vice President and Chief Marketing Officer in January 2022. Ms. Ono is responsible for driving marketing and communications worldwide, from brand to demand, to deliver growth for the Company. Prior to joining OpenText, Ms. Ono was Vice President, Growth Marketing at the Hewlett Packard Enterprise Company from 2015 to 2022 and in the Strategy & Operations practice at Deloitte Consulting LLP from 2003 to 2015. Ms. Ono has a Bachelor’s degree in business administration and rhetoric from UC Berkeley, and her MBA from the Wharton School of Business.
Paul Rodgers
Mr. Rodgers joined OpenText as Executive Vice President, Sales Operations in January 2023. Prior to joining the Company, Mr. Rodgers served as the Business Operations and Integration lead for Micro Focus from April 2018 to January 2023, where he was responsible for overseeing the successful integrations resulting from Micro Focus’ merger and acquisition activity. Mr. Rodgers joined Micro Focus in April 2008 as the Group Human Resources Director, and prior to joining Micro Focus, Mr. Rodgers spent 17 years with International Business Machines Corporation and four years as Managing Director of a successful Executive Human Resources consultancy business.
Brian Sweeney
Mr. Sweeney joined OpenText as Chief Human Resources Officer in October 2018. He has over 25 years of experience as a Human Resource (HR) leader in high growth, global technology businesses, and professional services consulting. He has led organizational growth and transformation initiatives, including international expansion, M&A, global talent management, compensation and benefits, employee engagement, communication and cultural transformation. Prior to joining OpenText, Mr. Sweeney worked at Amgen Inc. from 2003 to 2018, where he served in various HR leadership roles, including Global VP of HR, Head of HR for Global R&D and VP of International Human Resources. Prior to this, Mr. Sweeney worked at Dell Technologies Inc., where he served as Director of Worldwide Compensation and Benefits from 1993 to 1997 and HR Director from 1997 to 2001. From 1989 to 1992, Mr. Sweeney was a Human Resource consultant at AON Hewitt Associates, working across multiple client industry sectors in the practice areas of employee benefits and executive compensation. Earlier in his professional career, Mr. Sweeney worked in corporate sales and sales management for Steelcase, Inc. Mr. Sweeney holds an MBA from the University of Michigan and a Bachelor’s degree in Sociology from Vanderbilt University.
P. Thomas Jenkins
Mr. Jenkins is Chair of the Board of OpenText. From 1994 to 2005, Mr. Jenkins was President, then Chief Executive Officer and then from 2005 to 2013, Chief Strategy Officer of OpenText. Mr. Jenkins has served as a Director of OpenText since 1994 and as its Chairman since 1998. Mr. Jenkins has also served as a board member of Manulife Financial Corporation, Thomson Reuters Inc. and TransAlta Corporation. He was also past Chair of the Ontario Global 100 (OG100), past Canadian Co-Chair of the Atlantik Bruecke and past Chair of the World Wide Web Foundation, a Commissioner of the Tri-Lateral Commission. He was the tenth Chancellor of the University of Waterloo and was the Chair of the National Research Council of Canada (NRC). Mr. Jenkins received an M.B.A. from Schulich School of Business at York University, an M.A.Sc. from the University of Toronto and a B.Eng. & Mgt. from McMaster University. Mr. Jenkins has received honorary doctorates from six universities. He is a member of the Waterloo Region Entrepreneur Hall of Fame, a Companion of the Canadian Business Hall of Fame and recipient of the Ontario Entrepreneur of the Year award, the McMaster Engineering L.W. Shemilt Distinguished Alumni Award and the Schulich School of Business Outstanding Executive Leadership award. He is a Fellow of the Canadian Academy of Engineering (FCAE). Mr. Jenkins was awarded the Canadian Forces Decoration (CD), the Queen’s Diamond Jubilee Medal (QJDM) and the Cross of the Order of Merit of the Federal Republic of Germany. Mr. Jenkins is an Officer of the Order of Canada (OC).
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
Major General David Fraser
Major-General (Ret.) David Fraser has served as a director of OpenText since September 2018. Mr. Fraser is the President of Aegis Six Corporation of Toronto. Mr. Fraser was commissioned as an Infantry Officer following graduation from Carleton University with a Bachelor of Arts in 1980. He served in various command and staff positions in the Princess Patricia’s Canadian Light Infantry from platoon to Division throughout his 30 year career. Most notable, he commanded the NATO coalition in southern Afghanistan in 2006. He is a graduate of the Canadian Forces Command and Staff College in Toronto, holds a Master’s of Management and Policy and is a graduate of the United States Capstone Program (Executive School for generals). His honors and awards including the Commander of Military Merit, the Canadian Meritorious Service Cross, the Meritorious Service Medal, the United States Legion of Honor and Bronze Star (for service in Afghanistan), and leadership recognition awards from the Netherlands, Poland, and NATO. He is the recipient of the Vimy award for contributions to leadership and international affairs and the Atlantic Council Award for international leadership. Upon his departure from the military, Mr. Fraser joined the private sector and, along with his partners, created Blue Goose Pure Foods Ltd. Mr. Fraser joined INKAS® Armored Vehicle Manufacturing as their Chief Operating Officer in 2015 until 2017. In 2016, he founded Aegis Six Corporation, which aims at addressing the needs of capacity building abroad and for the private sector within Canada. Mr. Fraser currently works with the Bank of Montreal on their Canadian Defence Community Banking Program and serves as a director of Antoxa Corp. and the Canadian Forces College Foundation. In the last five years, Mr. Fraser was also a member of the Conference of Defence Association board and was a director of Route1 Inc.. Mr. Fraser is also a mentor at the Ivey Business School and is the co-author of Operation Medusa, The Furious Battle that Saved Afghanistan from the Taliban.
Gail E. Hamilton
Ms. Hamilton has served as a director of OpenText since December 2006. Ms. Hamilton previously led a team of over 2,000 employees worldwide as Executive Vice President at Symantec Corp (Symantec), an infrastructure software company, and had “P&L” responsibility for their global services and support business. While leading Symantec’s $2 billion enterprise and consumer business, Ms. Hamilton helped steer the company through an aggressive acquisition strategy. In 2003, Information Security magazine recognized Ms. Hamilton as one of the “20 Women Luminaries” shaping the security industry. Ms. Hamilton has over 20 years of experience growing leading technology and services businesses in the enterprise market. She has extensive management experience at Compaq Computer Corporation and Hewlett-Packard Company, as well as Microtec Research, Inc. Ms. Hamilton received both a BSEE from the University of Colorado and an MSEE from Stanford University. Currently, Ms. Hamilton is also a director of Arrow Electronics, Inc. Ms. Hamilton also served as a director of Ixia and Westmoreland Coal Company. She was named as one of WomenInc.’s 2018 Most Influential Corporate Board Directors.

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
Goldy Hyder
Mr. Hyder has served as a director of OpenText since December 2023. From October 2018 to present, Mr. Hyder has served as President and Chief Executive Officer of the Business Council of Canada, a non-profit, non-partisan organization composed of the chief executives and entrepreneurs of Canada’s leading companies, whose members collectively employ approximately two million Canadians in every major industry. Mr. Hyder was previously President and Chief Executive Officer of Hill+Knowlton Strategies (Canada), providing strategic communications counsel to the firm’s extensive and diverse client base. Prior to joining Hill+Knowlton, he served as Director of Policy and Chief of Staff to The Right Honourable Joe Clark, former Prime Minister of Canada. Mr. Hyder holds a B.A. and Master’s degree in Public Policy from the University of Calgary.
Ann M. Powell
Ms. Powell has served as a director of OpenText since June 2021. She is currently a Corporate Director. Ms. Powell is the former EVP, Global Chief Human Resource Officer for Bristol Myers Squibb (BMS) whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. With a focus on business performance, Ms. Powell led efforts to drive the corporation’s global people strategy, empowering the company’s current and future workforce and building a healthy culture focused on serving patients and communities. Ms. Powell worked across the enterprise to support BMS’s commitment to creating an energizing work experience and a diverse and globally inclusive culture. Ms. Powell’s industry experience and expertise lie in executive compensation, global leadership development, change management, global diversity and inclusion, training design and delivery, recruitment and placement, labour relations, mergers and acquisitions, divestitures and green field start-ups. With a career spanning both international and domestic assignments, Ms. Powell has held leadership roles of increasing responsibility within the gas, chemical and pharmaceutical industries, including Dow Chemical and Wyeth Pharmaceuticals. Prior to joining BMS in 2013, Ms. Powell was the Chief Human Resources Officer for Shire Pharmaceuticals. Ms. Powell holds a B.S. degree from Iowa State University, a Master’s degree in Industrial Relations, University of Minnesota, and is certified as a Senior Professional in Human Resources (SPHR®).
Annette Rippert
Ms. Rippert was appointed as a director of OpenText in July 2024. She is the former Group Chief Executive – Strategy & Consulting at Accenture, having retired after 28 years of service in 2022. In that role, Ms. Rippert led Accenture's global Strategy & Consulting business, transforming the advisory services portfolio by accelerating the use of technology, data, and AI to drive new, differentiated growth. She spearheaded the acquisition of more than 20 companies and introduced Accenture's “Business Futures” thought leadership, creating a strong foundation for the future. Ms. Rippert also led Accenture's Technology business in North America, pivoting the business to new areas including data, cloud, platform services, and software engineering. Throughout her distinguished career, she has helped clients digitally transform in key industries such as communications, media, technology, health, and public service. Ms. Rippert serves as a member of the Board of Trustees for Northwestern University. Ms. Rippert holds a Bachelor of Science degree in Computer Science and a Master of Management degree, both from Northwestern University.

Stephen J. Sadler
Mr. Sadler has served as a director of OpenText since September 1997. From April 2000 to present, Mr. Sadler has served as the Chairman and CEO of Enghouse Systems Limited, a publicly traded software company that provides enterprise software solutions focusing on remote work, contact centers, visual computing and communications for next generation software defined networks. Mr. Sadler was previously Chief Financial Officer, President and Chief Executive Officer of GEAC Computer Corporation Ltd. (GEAC). Prior to Mr. Sadler’s involvement with GEAC, he held executive positions with Phillips Electronics Limited and Loblaws Companies Limited, and was Chairman of Helix Investments (Canada) Inc. Currently, Mr. Sadler is a director of Enghouse Systems Limited. Mr. Sadler has a Business and Security Valuation certificate from Canadian Association of Business Valuators, holds a B.A. Sc. (Honours) in Industrial Engineering and an M.B.A. (Dean’s List) from York University. He is also a Chartered Professional Accountant.
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
Katharine B. Stevenson
Ms. Stevenson has served as a director of OpenText since December 2008. She has extensive corporate governance experience, having served on numerous public company and not-for-profit boards in Canada and the U.S. over the past two decades, where she has consistently assumed leadership roles. Ms. Stevenson is the Chair of the Board of the Canadian Imperial Bank of Commerce (CIBC). Ms. Stevenson also serves on the board of Unity Health Toronto. Ms. Stevenson has previously served as a director of Capital Power Corporation and CAE Inc. She was previously a financial executive in the telecommunications and banking sectors. Ms. Stevenson holds a B.A. (Magna Cum Laude) from Harvard University. She is certified with the professional designation ICD.D. granted by the Institute of Corporate Directors (ICD). Ms. Stevenson received an honorary doctorate from Carleton University and has been named one of the Top 100 Most Powerful Women in Canada.
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
Involvement in Certain Legal Proceedings
None of our directors or executive officers have been involved in any events during the past ten years that would require disclosure under Item 401(f) of Regulation S-K.

Audit Committee
The Audit Committee currently consists of four directors, Mr. Fowlie (Chair), Mr. Hau, Ms. Stevenson and Ms. Weinstein, all of whom have been determined by the Board of Directors to be independent as that term is defined in NASDAQ Rule 5605(a)(2) and in Rule 10A-3 promulgated by the SEC under the Exchange Act, and within the meaning of our director independence standards and those of any exchange, quotation system or market upon which our securities are traded.
The responsibilities, mandate and operation of the Audit Committee are set out in the Audit Committee Charter, a copy of which is available on the Company’s website, investors.opentext.com under the Corporate Governance section.
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
In reference to the disclosure requirements under the CBCA, the Company has not adopted a written policy that specifically relates to the identification and nomination of women, aboriginal peoples in Canada, persons with disabilities and members of visible minorities (collectively, the Designated Groups) for election as directors. As discussed above, the Board Diversity Policy of the Company includes consideration of broader categories of diversity beyond those of the Designated Groups but which encompass the Designated Groups and which the Board of Directors considers to be better aligned to achieve the range of perspectives, experience and expertise required by the Company. For each of the four Designated Groups, the Company has not established a specific target number or percentage, nor a specific target date by which to achieve a specific target number or percentage of members of each Designated Groups on the Board, as we consider a multitude of factors, including skills, experience, expertise, character and the Company’s objective and challenges at the time in determining the best nominee at such time. As of the date of filing of this Annual Report on Form 10-K, there are five women on the Board which represents approximately 38% of the Board, and 45% of the independent Board members. One director self-identified to the Company as a person with disabilities. One director has self-identified as a visible minority. No director has identified as a member of aboriginal peoples in Canada.
The Company has not set term limits for independent directors because it values the cumulative experience and comprehensive knowledge of the Company that long serving directors possess. The Company does not have a director retirement policy, however, the Corporate Governance and Nominating Committee considers the results of its director assessment process in determining the nominees to be put forward. In conducting director evaluations and nominations, the Corporate Governance and Nominating Committee considers the composition of the Board and whether there is a need to include nominees with different skills, experiences and perspectives on the Board. This flexible approach allows the Company to consider each director individually as well as the Board composition generally to determine if the appropriate balance is being achieved. The onboarding of five new directors over the past six years demonstrates the Company’s focus on this approach.

The table below reports self-identified diversity statistics for the Board as required by NASDAQ Rule 5606.

Board Diversity Matrix
Country of Principal Executive Offices	Canada
Foreign Private Issuer	Yes
Disclosure Prohibited Under Home Country Law	No
	As of June 30, 2024				As of June 30, 2023
Total Number of Directors	12 (1)				11
Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	4	6	0	2	4	5	0	2
Demographic Background
Underrepresented Individual in Home Country Jurisdiction	1				0
LGBTQ+	0				0
Did Not Disclose Demographic Background	2				2
______________________
(1)Does not include Annette Rippert, who joined the Board in July 2024.
Diversity in Executive Officer Positions
The Company is committed to a diverse and inclusive workplace, including advancing women to executive officer positions. The Company has adopted a formal written Global Employment Equity and Diversity Policy which expresses its commitment to fostering a diverse and inclusive workplace for all employees, regardless of culture, national origin, race, color, gender, gender identification, sexual orientation, family status, age, veteran status, disability, or religion, or other basis. A principal objective of our Global Employment Equity and Diversity Policy is to support and monitor the identification, development and retention of diverse employees, including gender diversity at executive and leadership positions. We will continue to develop a sustainable culture of equity, diversity and inclusion that provides all employees an opportunity to excel, and strive to present diverse slates of candidates for all our roles and mandate it for our senior leader positions. At the executive officer level, we consider a multitude of factors, including skills, experience, expertise, character and the Company’s objectives and challenges at the time in determining the best appointment at such time. To advance equity, diversity and inclusion, we have committed to have, by 2030, a majority of ethnically diverse staff, with a 50/50 gender representation in key roles and 40% women in leadership positions at all management levels. The Company currently has one woman as a Named Executive Officer (17%) and three women as executive officers part of the executive leadership team (ELT) (27%), while approximately 21% of existing positions on the senior leadership team (SLT), exclusive of our ELT, are held by women. 16% of ELT and SLT members are based outside of North America. Within North America, 28% of the ELT and SLT members are visible minorities.
Insider Trading Policies and Procedures
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of our policies and procedures is filed as Exhibit 19.1 to this report.

Item 11. Executive Compensation
TALENT AND COMPENSATION COMMITTEE REPORT
Our Talent and Compensation Committee of Open Text’s board of directors (the Talent and Compensation Committee, the Compensation Committee or the Committee) has reviewed and discussed with our management the following Compensation Discussion and Analysis (CD&A). Based on this review and discussion, our Talent and Compensation Committee has recommended to the Board that the following CD&A be included in our Annual Report on Form 10-K for Fiscal 2024.
This report is provided by the following independent directors, who comprise our Compensation Committee:
Ann Powell (Chair), David Fraser, Gail Hamilton and Michael Slaunwhite.
To the extent that this Annual Report on Form 10-K has been or will be specifically incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (Exchange Act), this “Compensation Committee Report” shall not be deemed “soliciting materials”, unless specifically otherwise provided in any such filing.

LETTER FROM OUR TALENT AND COMPENSATION COMMITTEE

Dear Fellow Shareholders,
We are Engaged, Listening, and Responding to Shareholder Feedback
The Talent and Compensation Committee seeks to ensure that our executive compensation and talent programs closely align the interests of our executives with those of our shareholders. We conduct extensive engagement with our shareholders to obtain feedback on topics including our executive compensation program. During the past fiscal year, we have reached out to shareholders representing approximately 56% of our outstanding shares, and held meetings with 9 of our 15 largest shareholders, with our Board Chair and the Chair of our Talent and Compensation Committee leading all of these meetings. We listened to the feedback, discussed and analyzed it, and then evaluated every aspect of the design of our executive compensation program with shareholder feedback in mind.
The design changes that we have made to our executive compensation program further our objectives to attract and retain critical leaders, incentivize leaders to deliver on our strategy, and create long-term value for shareholders. We believe these changes are welcomed by our shareholders based on our engagement meetings. In Fiscal 2024, we also refreshed our Board committees to benefit from new perspectives and enhance its effectiveness through, among other things, the appointment of a new Talent and Compensation Committee Chair.
Annual Shareholder Meeting Feedback
Following our Fiscal 2023 annual meeting of shareholders, we immediately re-engaged with our shareholders to obtain feedback and understand their concerns regarding our executive compensation program. Shareholders expressed appreciation for the continued engagement on our executive compensation program, our continued desire to evaluate and evolve our compensation practices, and our commitment to be responsive to their concerns, but were critical of certain of our prior compensation practices.
We learned that many investors did not support our Fiscal 2023 say-on-pay vote primarily because of the quantum and timing of the one-time performance-based stock options grant to our CEO in Fiscal 2022 following the announcement of the Micro Focus acquisition.
How we are Responding to Shareholder Feedback
We responded to those concerns by upholding our commitment to only deliver Fiscal 2024 long-term incentive awards through our annual long-term incentive plans (LTIP) without any special one-time awards. Further, for Fiscal 2024, we made no adjustments to our CEO’s base salary, ensured stretch goals in our approach to setting targets for our annual short-term incentive (STI) plan, and made sure that our Named Executive Officers’ compensation remains competitive to attract and retain talent while ensuring our LTIP parameters remain highly correlated to shareholder returns. The CEO’s Fiscal 2024 total direct compensation, which is the sum of his salary, target STI opportunity and the fair value of his LTIP award, was 15% below the median compensation of our benchmarked peer group.
We have also committed that we will only deliver Fiscal 2025 long-term incentive awards through the annual LTIP without any special one-time awards. It is our intention to ensure that the competitive pay levels needed to attract and retain both our CEO and our Named Executive Officers are delivered through annual programs aligned with shareholder interests. In direct response to shareholder feedback and in consideration of the lack of majority support for our advisory say-on-pay proposal last year, we have made substantial changes to our executive compensation program for the current Fiscal 2025:
•We adjusted our long-term incentive Performance Share Unit (PSU) plan such that target awards will only be earned for achieving relative Total Shareholder Return (rTSR) that is above the median, with target earned if performance is at the 55th percentile against the rTSR of the constituents of the NASDAQ Composite Index.
•We modified the payout curve of our annual STI plan for Named Executive Officers to deleverage it such that higher above target Revenue and above target Adjusted Operating Income (AOI) results must be achieved to be eligible for a maximum payout under the plan.
•We evaluated and confirmed the measures of Revenue and AOI, each weighted 50%, reflect our overarching strategy focused on profitable growth as we continue to gain efficiencies through management of the acquired Micro Focus business while taking a relentless focus on organic growth, leveraging AI and accelerating to the Cloud.
•We modified our change in control provisions such that in the event of a change in control event, payments for PSUs granted beginning Fiscal 2025 will be paid based on actual rTSR results rather than at-target, on a pro-rata basis.
We had extensive discussions with our shareholders regarding the criteria and the composition of our compensation peer group. Consistent with overwhelming shareholder feedback, we decided to leave our peer group unchanged for Fiscal 2025, as we deemed that a primarily U.S. peer group remains relevant considering factors such as the highly competitive executive talent market, the U.S.-based location of most of our executive team (including the CEO), our industry’s complexity, our global reach as well as the choices that investors make in allocating their capital.
We believe these changes enhance our pay-for-performance philosophy, further align the interests of our executives with shareholders and advance our objectives to attract, develop and retain critical leaders given the exceptionally competitive landscape for executive talent. In addition, we are committed to providing clearer, more transparent disclosure regarding our redesigned program so that our shareholders can better understand our decision-making on executive compensation topics.
We continuously review ways to evolve our executive compensation program to attract, motivate and retain our executives because they are critical to our ongoing success and long-term shareholder value creation. We greatly benefit from and appreciate dialogue with our shareholders and look forward to continuing discussions. Thank you for your support and investment in OpenText.

Sincerely,
The Talent and Compensation Committee
Ann Powell (Chair), David Fraser, Gail Hamilton and Michael Slaunwhite

COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis of compensation arrangements for the fiscal year ended June 30, 2024 (Fiscal 2024) should be read together with the compensation tables and related disclosures set forth below. This discussion and analysis is focused on the persons who served as our named executive officers for Fiscal 2024 (collectively, the Named Executive Officers or NEOs). The NEOs who are the subject of this compensation discussion and analysis are:
•Mark J. Barrenechea — Vice Chair, Chief Executive Officer (CEO) and Chief Technology Officer (CTO)
•Madhu Ranganathan — President, Chief Financial Officer (CFO) and Corporate Development
•Todd Cione — President, Worldwide Sales
•Paul Duggan — President, Chief Customer Officer
•Muhi Majzoub — Executive Vice President, Chief Product Officer
•Simon Harrison — Strategic Advisor to the President, Worldwide Sales

On April 8, 2024, the Company announced that Mr. Harrison had decided to retire from the Company effective September 15, 2024 and, until such time, will be acting as a Strategic Advisor to our recently hired President, Worldwide Sales. In accordance with Item 402(a)(3)(iv) of Regulation S-K, Mr. Harrison has been included as an NEO for Fiscal 2024 as he would have been included pursuant to Item 402(a)(3)(iii) of Regulation S-K but for the fact that he was not serving as an executive officer as of June 30, 2024.

Quick Compensation Discussion and Analysis Reference Guide

Section I - Business and Compensation Highlights
Key Business Highlights for Fiscal 2024
Fiscal 2024 was a successful year for our business. In Fiscal 2024, we successfully integrated Micro Focus’ acquired technology with our enterprise software, providing expanded offerings to support our customers’ growing needs to digitize. We also completed the divestiture of our AMC business for $2.275 billion in cash before taxes, fees and other adjustments, whereby we used the net proceeds to complete a $2 billion debt reduction. The divestiture of our AMC business reinforces our focus on Cloud and AI and accelerated our deleveraging plans.

Compensation Highlights for Fiscal 2024
Highlights and outcomes related to specific components of CEO and NEO pay are as follows:
•The target value of our CEO’s annual compensation package, comprised of base salary, STI plan and long-term equity awards, decreased relative to the Fiscal 2023 package by 38%.
◦In Fiscal 2024, for the sixth consecutive year, our CEO was provided no increase to his base salary.
◦In Fiscal 2024, there was no increase to the STI targets for our CEO.
◦In Fiscal 2024, our CEO’s annual LTIP target grant value remained flat year-over-year and the mix of LTIP grants remained the same. There was a decrease of 45% in the target amount of equity granted to the CEO in Fiscal 2024 compared to Fiscal 2023 given the absence of one-time awards. There will be no increase in Fiscal 2025 in the target amount of equity granted to our CEO.
◦We increased the overall target grant value of annual NEO LTIP awards (excluding the CEO) so that the overall LTIP value was at least at or above the 25th percentile of our peers. In so doing, we added a long-term PSU component tied to a two-year organic growth metric to link our stock-based compensation to strategic growth. The mix of stock options, PSUs and RSUs, tied to one-, two-, three- and four-year vesting time horizons, has been used to solidify our retention objectives for an executive team that is critical to our business growth, scale and transformation.
◦We chose not to modify our CEO’s pay for performance measures. We also recognize that our CEO has other outstanding performance-based equity awards from previous years. We acknowledge the importance of both internal equity and alignment of performance measures between the CEO and the other NEOs, which is reflected in our CEO to NEO target ratio having decreased by 39% from Fiscal 2023 to Fiscal 2024 from 4.4x to 2.7x, respectively.
•We maintained our rTSR PSUs to reward performance compared to other similar investments.
◦The performance period for the PSUs granted in Fiscal 2021 concluded in Fiscal 2024. Absolute TSR for such measurement period was (2)%, which was the 17th percentile relative to the S&P Midcap 400 Software & Services Peer Group used for the Fiscal 2021 PSU award. This was below the earnout threshold and the Talent and Compensation Committee did not approve any payout under the plan. As a result, no PSUs vested from the Fiscal 2021 grant.
◦As previously disclosed, starting with the Fiscal 2024 grant, rTSR PSUs will be measured against the three-year TSR of the constituents of the NASDAQ Composite Index, with target awards earned for performance at the 55th percentile to recognize that the goal is to provide enhanced value for shareholders. We chose to start measuring against NASDAQ Composite Index constituents in order to reflect our new size and scope of operations as a result of the Micro Focus acquisition and to provide for a larger peer group reflecting a wide range of shareholder alternatives for investment choices.
•We reviewed the peer group established in Fiscal 2023 following the Micro Focus acquisition and determined that no changes were necessary in Fiscal 2024 because the peer group reflected the market for executive talent and outside shareholder investment while also maintaining a relevant revenue and market cap size.
•Fiscal 2024 STI plan measures focused on profitable growth including our objective to increase revenues across our portfolio by, among other things, reversing the historical decline of Micro Focus revenues that was occurring prior to our acquisition of the Micro Focus business. For most executives, including the CEO, STI plan measures were Worldwide Revenue, Adjusted Operating Income (AOI), and Micro Focus Revenues.
•The table below outlines Fiscal 2024 performance and the impact of assuming the budgeted performance of the AMC business for the fourth quarter of the fiscal year. AMC business performance for the fourth quarter was assumed at the level budgeted at the start of the year because the AMC business was divested in May 2024. This divestiture was not expected at the start of the year when Fiscal 2024 short-term incentive plan goals were being set. The use of budgeted performance as a placeholder for the final quarter of the year to replace the divested unit’s performance was viewed as fair and neutral for the overall STI plan funding outcome. The AMC business’s Revenue performance through the first three quarters of the fiscal year was exceeding the Company’s plan at 109% achievement through March 2024, while the AMC business’s AOI performance through three fiscal quarters was 96% achievement through March 2024.
•Based on the achievement of key results, STI plan results are shown in the following table:

STI Plan Metric	Fiscal 2023 Actual Results	Fiscal 2024 Target before AMC Divestiture	Fiscal 2024 Actual Results Q1- Q3	Fiscal 2024 Q4 Results (assumes AMC at target for fourth quarter)	Fiscal 2024 Total (1)	Fiscal 2024 Metrics Achievement %	Metric Payout %
Worldwide Revenue	$3,532	$5,978	$4,416	$1,460	$5,876	98%	85%
Adjusted Operating Income (AOI)	$1,128	$1,971	$1,426	$488	$1,914	97%	70%
Micro Focus Revenue	$978	$2,300	$1,732	$565	$2,297	100%	100%
______________________
(1)Reflects the total of columns “Fiscal 2024 Actual Results Q1 - Q3” and Fiscal 2024 Q4 Results (assumes AMC at target for fourth quarter). See “Short-Term Incentives” below for additional details.

◦Worldwide revenues are derived from the “Total Revenues” line of our audited income statement with certain adjustments relating to the aging of accounts receivable. Worldwide revenues are an important metric for measuring our growth and the scope of the business enterprise.
◦AOI is a non-GAAP measure intended to reflect the operational effectiveness of our leadership by showing our ability to generate profits from our operational activities, and to manage the costs associated with our worldwide revenues. AOI is calculated as total revenues less the total cost of revenues and operating expenses excluding amortization of intangible assets, special charges and stock-based compensation expense. AOI is also adjusted to remove the impact of foreign exchange.
◦Micro Focus revenues are included within the “Total Revenues” line of our audited income statement with certain adjustments relating to the aging of accounts receivable. This is an important metric for measuring the stabilization of the Micro Focus business.

Section II - Our Shareholder Engagement Process and Response to Say-on-Pay Vote
The Board, as well as management, are involved in shareholder engagement activities throughout the fiscal year.

SEPTEMBER – DECEMBER

Review shareholder votes from our most recent annual meeting, including discussions with our Board and Talent and Compensation Committee to identify potential areas of concern, and review our executive compensation practices and conduct benchmarking

JANUARY – APRIL

Conduct meetings with shareholders to solicit feedback on executive compensation matters and other topics of interest

MAY – AUGUST

Ahead of our annual meeting, engage with investors to answer questions and understand their views on matters relating to our annual proxy circular

As a lead-up to our 2024 annual meeting of shareholders, we specifically requested feedback from shareholders on our executive compensation program to consider ways to further evolve the design of our program. We held meetings with 9 of our 15 largest shareholders relating to executive compensation, which were led by our Chair of the Board and Chair of the Talent and Compensation Committee. No NEOs were present at these meetings.

Offered Meetings	Engaged in Discussions Relating to Executive Compensation
56% of our outstanding shares reached throughout the year as part of our Investor Relations team’s numerous touchpoints.	31% of our outstanding shares, including director-led discussions with 9 of our 15 largest shareholders.
Shareholders expressed appreciation for the continued engagement on our executive compensation program, our continued desire to evaluate and evolve our compensation practices, and our commitment to be responsive to their concerns. While the shareholder feedback is generally supportive, the table below outlines the areas of specific feedback and topics discussed during our shareholder engagement efforts and how we responded, informed by such feedback.

What We Heard From Shareholders	How We Responded
Concerns with one-time CEO stock options granted in August 2022 following the announcement of the Micro Focus acquisition.	We adhered to our commitment in Fiscal 2024, and re-committed for Fiscal 2025, that there would not be any one-time long-term incentive awards.
Consider the composition of our peer group to ensure that it is appropriate and scaled for our size.	We reviewed our compensation peer group and deemed it to be a good fit based on the quantitative and qualitative factors we consider when selecting our peer group.
Our peer group is aligned with U.S. software and technology companies with a global presence and is not aspirational. It reflects our market for executive talent, which is in the U.S. where 100% of the NEOs reside. OpenText revenues are above the median of our Fiscal 2024 peer group.

What We Heard From Shareholders	How We Responded
Concerns about CEO to NEO pay ratio.	We reviewed and made adjustments to non-CEO pay that resulted in a reduction in our CEO to average NEO ratio. The Fiscal 2024 ratio at target was 3.1x, compared to 5.3x in Fiscal 2023, representing a 41% decrease.
Short-term incentive performance goals should be set higher than the previous year’s performance (notwithstanding amounts reinvested into the business) and maximum payouts under the STI plan should reflect significant performance over-achievement.	For Fiscal 2025, we revised our STI plan design after considering shareholder feedback and the practices of our peer group.
Revisions include the adjustment of the payout curves under the STI plan to increase the performance required to earn the maximum 200% payout under the plan:
• Maximum revenue performance required for maximum payout has increased from 102% to 103% of target.
• Maximum AOI performance required for maximum payout has increased from 102% to 104%.
We recognize the importance of and engage in rigorous performance goal-setting to ensure that growth and profitability are aligned with our business objectives and shareholder expectations. After factoring in the complexities of our business, on a like-for-like basis, Fiscal 2025 variable compensation performance targets will be set higher than Fiscal 2024 actual outcomes.
Consider reviewing and adjusting the relationship between LTIP performance metrics and shareholder return.	For Fiscal 2025, we will adjust the rTSR measure within the PSU plan so that earning a target award requires exceeding the median and achieving at least 55th percentile rTSR performance compared to the NASDAQ Composite Index.
Change of control provisions for PSUs should be based on actual rTSR performance rather than target.	For Fiscal 2025, PSU vesting acceleration provisions within 12 months of a change in control will be aligned with peer group practices to provide for that the number of PSUs earned is based on actual rTSR performance through the change in control date on a pro-rata basis, as opposed to a pay out at target.
Request for more disclosure about succession planning.	Each year, the Talent and Compensation Committee reviews the detailed succession plans for our CEO, NEOs and the Top 50 management positions across our organization, determining for each role whether there are individuals that are “ready now” or “ready in 1 – 3 years.” This allows for development and hiring opportunities and aligns with our desire to have a strong leadership bench. The Talent and Compensation Committee also reviews the evolution of the leadership structure to ensure it is scaled to OpenText’s strategy, growth and complexity. See “Statement of Corporate Governance Practices – Succession Planning” in Schedule “A” for more information.

We reviewed with shareholders their perspectives on feedback from proxy advisors, including the use of a Canadian-only peer group. Reinforced by their feedback, we continue to believe that certain proxy advisors’ peer group methodology, based on Canadian companies in the telecommunications and other unrelated industries, results in a skewed analysis of our executive compensation program, does not reflect the fact that 100% of our NEOs are located in the highly competitive U.S. technology industry, and thus using Canadian-only peers is not a relevant comparison methodology for measuring compensation at companies with which we compete for talent.

Section III - Compensation Philosophy and Objectives
We believe that compensation plays an important role in achieving short and long-term business objectives that ultimately drive business success in alignment with long-term shareholder value creation. The Talent and Compensation Committee ensures compensation decisions are in line with our compensation philosophy to be talent competitive. Our compensation program objectives include:
•Attracting, motivating and retaining highly qualified executive officers who have a history of proven success through compensation programs that reflect the market. Our compensation program reflects the market in terms of compensation value and structural design. We use market data from similarly sized U.S. software and technology companies with a global presence for a variety of reasons including that greater than 95% of our revenues are outside of Canada, 100% of our NEOs and 67% of the executive leadership team are based in the U.S., and we generally recruit from U.S.-based competitors for executive leadership talent.
•Aligning the interests of executive officers with our shareholders' interests and with the execution of our business strategy, with the majority of the total compensation package tied to performance-based variable rewards. Evaluation of executive performance is based on achievement of key financial metrics that we believe closely correlate to long-term shareholder value. Our short and long-term goals are reflected in our overall compensation program with evaluations based on achieving and overachieving predetermined objectives. Our CEO has only 7% of his total compensation provided in the form of base salary and has 93% tied to performance-based variable rewards, including 77% in the form of annual equity grants. Other NEOs average only 17% of their total compensation in the form of base salary with 83% tied to performance-based variable rewards.

Our reward package is based primarily on results achieved by the Company as a whole.
Our approach to executive pay is guided by the following best practices:

What We Do		What We Don’t Do
✓	Balance short- and long-term incentives, cash and equity, and fixed and variable pay.	✗	Overemphasize any single performance metric.
✓	Link a significant amount of target NEO pay to company performance (at least 80%).	✗	Use an aspirational peer group of significantly larger companies.
✓	Cap short-term incentive plans at 200% of target.	✗	Replace underwater options.
✓	Use multiple types of equity awards to balance risk and reward.	✗	Grant in-the-money stock options with an exercise price below the fair market value on the grant date.
✓	Use distinct performance metrics in our short-term and long-term incentives.	✗	Guarantee a minimum level of vesting for long-term incentives.
✓	Compare executive compensation and company performance to relevant peer group companies considering our industry scope, market for executive talent and geographic footprint.	✗	Guarantee annual base salary increases.
		✗	Provide discretionary bonuses.
✓	Maintain executive stock ownership guidelines.	✗	Provide supplemental executive retirement plans.
✓	Allow unearned incentive pay to be recaptured under compensation clawback policy.	✗	Provide single-trigger change in control benefits to our NEOs.
✓	Provide only limited perquisites.	✗	Apply pay policies or practices that pose a material adverse risk to the Company.
✓	Retain an independent compensation consultant.
✓	Conduct an annual shareholder say-on-pay advisory vote.
✓	Conduct regular engagement with our shareholders.

Section IV - Talent and Compensation Governance
Role of the Talent and Compensation Committee
The Talent and Compensation Committee has responsibility for the oversight of executive compensation within the terms and conditions of our various compensation plans. The Talent and Compensation Committee approves the compensation of our executive officers, except for our CEO, where decisions are approved by the Board without the CEO present. Compensation decisions for our executive officers consider, among other things, performance goals, base salary, bonuses, executive benefits, short-term incentives, and long-term incentives. The Talent and Compensation Committee also reviews and recommends for approval all equity awards related to executive compensation prior to final approval by the Board and supports the Board with respect to talent and culture matters, including: succession and development of our executive officers; reviewing and discussing the progress of our equity, diversity and inclusion efforts across our global talent; providing input on human capital disclosures; and reviewing our approach to retirement programs.
The Talent and Compensation Committee coordinates with the CEO and the Chief Human Resources Officer (CHRO), in collaboration with management and the finance and legal groups, as appropriate, to design and develop the compensation program. This group supports the preparation and analysis of financial data, peer group comparisons, and other materials to assist the Talent and Compensation Committee in making and implementing its decisions.
The Board, the Talent and Compensation Committee, and our management employ a set of policies and processes to evaluate the performance of each of our NEOs, which help determine the amount of long-term incentives to award to each NEO. The performance of each of our NEOs, other than our CEO, is assessed by our CEO in his capacity as the direct supervisor of the other NEOs. The performance of our CEO is assessed by the Board (excluding the CEO). The Board conducts discussions and makes decisions with respect to the performance of our CEO in special sessions from which management and the CEO is absent.
The CEO, with the assistance of the CHRO, also conducts an annual review of the total compensation of each executive officer, including the NEOs. The review includes an assessment of each executive officer’s experience, performance, the performance of the executive officer’s respective business or function, and market pay levels within our peer group. After this review, the CEO recommends base salaries, target annual cash and long-term incentive opportunities, any payouts related to the annual cash incentive plan, and annual equity grants for the executive officers to the Talent and Compensation Committee for approval.
The Talent and Compensation Committee considers previous compensation awards, competitive market practice, the impact of tax and accounting treatments, applicable regulatory requirements, any material acquisitions or divestitures closed during the year and the results of the most recent shareholder advisory vote on executive compensation when approving compensation programs.
The Talent and Compensation Committee met five times during Fiscal 2024. Management assisted in the coordination and preparation of the meeting agenda and materials for each meeting. The agenda is reviewed and approved by the Chair of the Talent and Compensation Committee. The meeting materials are generally posted and made available to the other Talent and Compensation Committee members and invitees, if any, for review approximately one week in advance of each meeting. Following each meeting, the Talent and Compensation Committee reported items that it, in its determination, considered noteworthy to the Board.
Further, prior to setting executive compensation, the Talent and Compensation Committee considered internal pay equity to ensure that the pay of our executives (including the CEO’s pay relative to that of our other NEOs) is appropriate.
Compensation Consultant
NASDAQ standards require compensation committees to have certain responsibilities and authority regarding the retention, oversight and funding of committees’ advisors and perform an evaluation of each advisor’s independence, taking into consideration all factors relevant to that person’s independence from management. Such standards also require that such rights and responsibilities be enumerated in the compensation committee’s charter. While, as a foreign private issuer under the U.S. federal securities laws, we are exempt from these rules, nonetheless, our Talent and Compensation Committee has the sole authority to retain and terminate outside consultants. From time to time, the Talent and Compensation Committee seeks the advice of an outside compensation consultant to provide assistance and guidance on compensation issues. The compensation consultant may provide the Talent and Compensation Committee with relevant information pertaining to market compensation levels, alternative compensation plan designs, market trends and best practices and may assist the Talent and Compensation Committee with respect to determining the appropriate benchmarks for each NEO’s compensation.
In Fiscal 2024, the Talent and Compensation Committee retained Frederic W. Cook & Co., Inc. (FW Cook), an independent consulting firm specializing in executive compensation consulting. During Fiscal 2024, the Chair and members of the Talent and Compensation Committee held discussions from time to time with representatives of FW Cook in connection with compensation market practices, and potential impacts on Company’s financial performance. FW Cook reviewed relevant information and industry benchmarks on matters relating to CEO and executive officer compensation. In Fiscal 2024, FW Cook received $61,500 in respect of such consulting services.
In addition, in Fiscal 2024, management engaged Aon's Human Capital Solutions’ practice, a division of Aon plc, a third-party consulting firm, to review our peer group and supply market data to assist in the evaluation of our approach to executive and director compensation. Management also engaged Mercer Canada Limited, a management advising firm, to provide certain analysis related to TSR and performance under our PSU programs.
Peer Group Benchmarking
Aggregate compensation for each NEO is designed to be market competitive. The Talent and Compensation Committee refers to the compensation practices of similarly situated companies in determining our compensation policy. Although the Talent and Compensation Committee reviews each element of compensation for market competitiveness and may weigh a particular element more heavily than another based on an NEO’s role within the Company, the focus remains on being competitive in the market with respect to total compensation.
We use the framework below to identify companies that are comparable in size, have similar business strategies and financial models, recognizing that there are very few, if any direct peers that are based in Canada with named executive officers residing in the U.S. The following attributes were reviewed and considered, in order of importance:

Screening Process
Quantitative Screen
• Revenues (generally between 0.3x and 3x our revenue) • Market capitalization (generally between 0.3x and 3x our market cap); • Number of Employees; and • Net income.
Qualitative Screen
•    Focus on global companies operating in the technology industry;
•    Disclosed as a peer of one of our previous year’s peers;
•    Companies that use OpenText as a peer; and
•    Peer groups disclosed by proxy advisors.

The Talent and Compensation Committee generally benchmarks against U.S. software and technology companies with a global presence, rather than Canadian companies because:
•We are a global software company with greater than 95% of our revenues outside of Canada, including 53% of our revenues in the U.S.;
•100% of our NEOs, including our CEO, are located in the highly competitive U.S. technology industry, which is a key market for multi-national executive talent in the software and technology industry; and
•We generally recruit from U.S. based software companies for executive leadership talent. For the full range of Executive Leadership roles at the Company, it is not feasible to solely source talent from Canada and from adjacent sectors, when new or replacement officers are needed.
The Talent and Compensation Committee recognizes that recruiting talent from the U.S. is critical for our success, even though executive compensation levels in the U.S. are higher than in Canada. Attracting and retaining talent with the highest level of industry expertise is a key part of the Company’s business and strategy, and our compensation practices must align with market expectations where the industry skills reside. Further, the Talent and Compensation Committee also acknowledges that paying U.S. market compensation to U.S. executives in U.S. dollars may result in higher relative compensation compared to other Canadian companies that provide Canadian residents with Canadian dollars. Converting amounts paid to U.S.-based executives into U.S. dollars to Canadian currency inflates the appearance of the compensation if compared to Canadian companies that pay Canadian residents in local currency.
2024 Peer Group
For Fiscal 2024, we reviewed our compensation peer group and determined that no peer group changes were necessary. In April 2023, we had updated our peer group to reflect our new size and scope of our operations following the acquisition of Micro Focus.
Our peer group is shown in the table below. The Talent and Compensation Committee determined that revenue is a relevant metric for the scope of the enterprise. All our peers are within the targeted 0.3x to 3x OpenText revenue range, and our trailing 12-month revenue is positioned at the 55th percentile compared to our peer group’s. Additionally, OpenText is at the 81st percentile in headcount relative to our peer group.

Akamai Technologies	Euronet Worldwide	Palo Alto Networks
Amdocs	Fortinet	Paychex
Autodesk	Gartner	Roper Technologies
Broadridge Financial Solutions	GoDaddy	Splunk (1)
Cadence Design Systems	NCR Voyix	SS&C Technologies
CGI	NetApp	Synopsys
DXC Technology Company	Gen Digital	Workday
_______________
(1)Splunk has been excluded from the table below as the company was acquired during the fiscal year.

As part of our peer group benchmarking, we note that our CEO’s target pay is near the median for target total cash compensation and was slightly below the median on a total target direct compensation basis.

Section V - Aligning Pay with Performance
Our CEO’s realizable pay aligns with the experience of shareholders of the Company and is directly correlated to TSR performance. The grant date value in the Summary Compensation Table significantly overstates the CEO’s actual realized and realizable compensation after our actual performance is measured because the program aligns the final reward with actual performance.

The table below also shows that the actual value (realizable) is considerably lower than the grant date fair value of stock and option awards as reported in the Summary Compensation Table. The actual value realizable by our CEO was 72% lower than the grant date fair value of stock and option awards reported in the Summary Compensation Table over the last three fiscal years.

Fiscal Year	PSUs and RSUs (#) (1)	Stock Options (#) (1)	Performance Stock Options (#) (1)(4)	Grant Date Fair Value (Reported $) (2)	Actual Value Realizable as of June 30, 2024 ($) (3)
2022	144,160	256,410	—	$12,120,496	$1,443,422
2023	184,770	306,370	1,000,000	$19,779,107	$5,550,491
2024	184,260	272,930	—	$12,066,580	$5,535,170
Total (Reported vs. Realizable Value)				$43,966,183	$12,529,083
______________________
(1)Number of stock and option awards reported in the Grants of Plan-Based Awards table relating to Fiscal 2022 to Fiscal 2024. PSUs awards are reported at target. All option awards granted remain outstanding and have not been exercised for value.
(2)The amount recognized as the aggregate grant date fair value of equity-based compensation awards, as calculated in accordance with ASC Topic 718 for the fiscal year in which the awards were granted, as reported in the summary compensation table for the applicable year.
(3)Based upon the closing price for the Company’s Common Shares as traded on the NASDAQ on June 30, 2024 of $30.04.
(4)In Fiscal 2023, Mr. Barrenechea was granted performance stock options with vesting subject to certain performance conditions. The amount in the table represents the grant date fair value as calculated in accordance with ASC Topic 718 for the fiscal year in which the awards were granted, as reported in the summary compensation table for the applicable year. The actual value realizable of the performance stock options represents the number of performance stock options that have vested as of June 30, 2024, and that have achieved certain performance criteria as discussed in “Long-Term Equity Grants to CEO” in Item 11 of our Annual Report on Form 10-K for Fiscal 2023.

Alignment of Realizable Pay and TSR Performance
The following graph demonstrates the degree of alignment between our CEO’s realizable pay and our TSR over the last three years relative to our Fiscal 2024 peer group. The higher each company is shown on the chart below demonstrates the higher degree of alignment between 3-year TSR and Realizable Pay versus our peers. Alignment was calculated based on the variance between the percentile ranking of 3-year TSR and Realizable Pay as compared to our peers, with the smallest variance being positioned highest on the graph. As shown below, OpenText’s alignment is positioned in the top quartile, which demonstrates the effectiveness of the pay for performance design of our executive compensation program, as the pay our CEO may realize is strongly aligned to our TSR performance.

Section VI - Elements of Our Compensation Program
We use a combination of fixed and variable compensation to motivate our executive officers to achieve our corporate goals. The basic components of our executive officer compensation program are:
•Base salary (fixed);
•Short-term incentives (variable); and
•Long-term incentives (variable).
To ensure alignment of the interests of our executive officers with the interests of our shareholders, our executive officers have a significant proportion of compensation that is variable or “at risk.” Compensation that is “at risk” means compensation that may or may not be paid to an executive officer depending on whether the Company and such executive officer is able to meet or exceed applicable performance targets.

Fiscal 2024 CEO Pay Mix

7%
Fixed
Short-Term 23%
Long-Term 77%
Base
7%
Options
19%
Bonus
16%
RSUs
19%
PSUs
39%
93%
Variable

Fiscal 2024 Other NEO Pay Mix

17%
Fixed
83%
Variable
Long-Term 60%
Short-Term 40%
Options
11%
Base
17%
PSUs
38%
Bonus
23%
RSUs
11%

The Talent and Compensation Committee annually considers the percentage of each NEO’s total compensation that is “at risk” depending on the NEO’s responsibilities and objectives.

Named Executive Officer	Fixed Pay Percentage (“Not At Risk”)	Short-Term Incentive Percentage (at 100% target) (“At Risk”)	Long-Term Incentive Percentage (at 100% target) (“At Risk”)
Mark J. Barrenechea	7%	16%	77%
Madhu Ranganathan	16%	21%	63%
Todd Cione (1)	14%	14%	72%
Paul Duggan	17%	24%	59%
Muhi Majzoub	17%	23%	60%
Simon Harrison	17%	24%	59%
______________________
(1)Mr. Cione’s values are based on annual target compensation as Mr. Cione joined the Company in April 2024. Mr. Cione’s targets are excluded from the graph above

Base Salary
The base salary review for each NEO considers factors such as current competitive market conditions and the individual’s particular skills (such as leadership ability and management effectiveness, experience, responsibility and proven or expected performance).

Named Executive Officer	Fiscal 2023 Base Salary	Fiscal 2024 Base Salary	Base Salary Change from Fiscal 2023 to Fiscal 2024 (in %)
Mark J. Barrenechea	$950,000	$950,000	—%
Madhu Ranganathan	$688,750	$775,000	13%
Todd Cione	N/A	$155,966	N/A
Paul Duggan	$575,000	$650,000	13%
Muhi Majzoub	$562,500	$600,000	7%
Simon Harrison	$575,000	$650,000	13%
Short-Term Incentives
In Fiscal 2024, all of our NEOs, with the exception of Mr. Cione, participated in our STI plan, which is designed to motivate achievement of our short-term corporate goals. Mr. Cione joined the Company in April 2024. See below for the treatment of Mr. Cione’s STI award for Fiscal 2024. These short-term corporate goals are typically derived from our annual business plan which is prepared by management and approved by the Board at the start of the fiscal year. Awards made under the STI plan are made using cash only.
The executive STI plan for Fiscal 2024 was based on the following metrics: Worldwide Revenues, Annual Operating Income (AOI) as well as Micro Focus Revenues. Micro Focus Revenue was an additional metric introduced in Fiscal 2023 and continues into Fiscal 2024. The strong revenue orientation of the metrics was directly aligned to our business strategy reflecting our focus, following the Micro Focus acquisition, on organic growth, in addition to the key objective of quickly changing the trajectory of revenues from Micro Focus products.
The budget and STI goals for Fiscal 2024 included the assumption that the AMC business would be contributing to performance for the entire year because there was no prior expectation that the business would be divested during Fiscal 2024. The divestiture of the AMC business occurred in the fourth quarter of the fiscal year, after it had contributed to the STI performance for three quarters. The Talent and Compensation Committee decided to assume that the AMC business’s revenue and AOI contributed to the fourth quarter STI performance “at budget” rather than reset the goals to account for the divestiture of the AMC business. The assumption that the AMC business performed at the original budgeted level during the April, May and June STI period was generally consistent with its results during the first three fiscal quarters, and the AMC business’s revenue performance was tracking above target in advance of the divestiture.
For Fiscal 2024, the following table shows the target short-term award for each NEO, along with the associated weighting of the related performance measures for each (weightings are slightly different to reflect individual differences in accountability).

Named Executive Officer(1)	Total Target Award	Worldwide Revenues(2)	Worldwide Adjusted Operating Income(3)	Enterprise License Revenue, FYM, Cloud Bookings and PS Bookings(4)	Team Cloud, Customer Support Revenue and Enterprise PS Bookings(5)	Micro Focus Revenue(6)
Mark J. Barrenechea	$2,015,000	35%	35%	N/A	N/A	30%
Madhu Ranganathan	$1,025,000	38%	38%	N/A	N/A	24%
Paul Duggan	$900,000	N/A	22%	N/A	50%	28%
Muhi Majzoub	$850,000	35%	35%	N/A	N/A	30%
Simon Harrison	$900,000	N/A	22%	50%	N/A	28%
______________________
(1)This table includes all NEOs other than Mr. Cione, as Mr. Cione joined the Company in April 2024. See below for treatment of Mr. Cione’s STI award for Fiscal 2024.
(2)Worldwide revenues are derived from the “Total Revenues” line of our audited income statement with certain adjustments relating to the aging of accounts receivable. Worldwide revenues are an important metric for measuring our growth and the scope of the business enterprise.

(3)AOI is a non-GAAP measure intended to reflect the operational effectiveness of our leadership by showing our ability to generate profits from our operational activities, and to manage the costs associated with our worldwide revenues. AOI is calculated as total revenues less the total cost of revenues and operating expenses excluding amortization of intangible assets, special charges and stock-based compensation expense. AOI is also adjusted to remove the impact of foreign exchange.
(4)Enterprise license revenues are a component of “License” revenue line of our audited income statement. First year maintenance (FYM) is allocated for the first annual term of maintenance as invoiced for new license deals, which is a component of our “Customer support” revenue line of our audited income statement. Enterprise cloud bookings is the total value from cloud services and subscription contracts entered into in the period that is new, committed and incremental to our existing contracts, entered into with our enterprise-based customers. Enterprise professional services (PS) bookings are the total value from Enterprise PS contracts entered into the period that is new, committed and incremental to our existing contracts.
(5)Team cloud revenues are a component of “Cloud services and subscriptions” revenue line of our audited income statement and customer support revenues are a component of our “Customer support” revenue line of our audited income statement, and Enterprise PS Bookings are the total value from Enterprise PS contracts entered into the period that is new, committed and incremental to our existing contracts.
(6)Micro Focus revenues are included within the “Total Revenues” line of our audited income statement with certain adjustments relating to the aging of accounts receivable. This is an important metric for measuring the stabilization of the Micro Focus business.
For the STI award amounts that would be earned at each of threshold, target and maximum levels of performance, see “Grants of Plan-Based Awards for Fiscal 2024” below.
For each performance measure noted above, the Talent and Compensation Committee approves the target award eligible to be earned by an NEO. The Board also sets a minimum performance threshold (most worldwide performance measures require attainment of at least 90% of the goal), a target performance level and a maximum performance level. Where applicable, the Board also creates an objective formula for determining the percentage STI payout for performance above and below the performance target (with performance below threshold funding no STI award). To the extent the performance goal is exceeded, the award will be proportionately greater, up to the maximum performance level.
The threshold, target and maximum levels and payout formula are set forth below, as well as actual performance and payouts as a percentage of targets achieved in Fiscal 2024. The Fiscal 2024 performance goals for all measures were set above Fiscal 2023 performance goals because our strategic mandate is to grow the business. The STI performance goals and measurement of the final levels include pre-established plan adjustments that remove the impact of foreign exchange as compared to the original budget because performance due to rising or falling foreign currency exchange rates is viewed as outside of the control of the executives.

Objectives (in millions)	Fiscal 2023 Target	Fiscal 2024 Threshold	Fiscal 2024 Target	Fiscal 2024 Maximum	Fiscal 2024 Actual	Fiscal 2024 % Target Actually Achieved	% of Payment per Fiscal 2024 Payout Table
Worldwide Revenues	$3,558	$5,380	$5,978	$6,098	$5,876	98%	85%
Worldwide Adjusted Operating Income	$1,076	$1,774	$1,971	$2,010	$1,914	97%	70%
Enterprise License Revenue, FYM, Cloud Bookings and PS Bookings	$2,772	$1,368	$1,520	$1,550	$1,434	94%	55%
Team Cloud, Customer Support Revenue and Enterprise PS Bookings	$1,130	$4,000	$4,444	$4,533	$4,511	102%	176%
Micro Focus Revenues	$900	$2,162	$2,300	$2,346	$2,297	100%	100%

Payment Scale for 2024 Worldwide Revenues, Enterprise License Revenue, FYM, Cloud Bookings and PS Bookings, Team Cloud and Customer Support Revenue, and PS Enterprise Bookings, and Worldwide Adjusted Operating Income
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	—%	100.0%	100%
90 - 91%	15%	100.5%	125%
92 - 93%	40%	101.0%	150%
94 - 95%	55%	101.5%	175%
96 - 97%	70%	102% and above	200% cap
98 - 99%	85%
Formula when performance is above-target: Actual / Target = % of Attainment
(Linear x25% earnout for every 0.5% by which performance attainment is over 100% of goal)

Micro Focus Revenue
% Attainment	% Payment
0 - 93.9%	—%
94.0 - 95.9%	50%
96.0 - 104.9%	100%
105.0 - 106.9%	150%
107% and above	200% cap
Formula: Actual / Target = % of Attainment
 The actual STI award earned by each NEO for Fiscal 2024 was determined in accordance with the formulas described above, without any discretionary adjustment. We have set forth below for each NEO the award amount actually paid for Fiscal 2024, and the percentage of target award amount reflected by the actual award paid, broken out by performance measure as follows:
Mark J. Barrenechea

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$712,500	$106,875	$605,625	85%
Worldwide Adjusted Operating Income	$712,500	$106,875	$498,750	70%
Micro Focus Revenues	$590,000	$295,000	$590,000	100%
Total	$2,015,000	$508,750	$1,694,375	84%
Madhu Ranganathan

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$387,500	$58,125	$329,375	85%
Worldwide Adjusted Operating Income	$387,500	$58,125	$271,250	70%
Micro Focus Revenues	$250,000	$125,000	$250,000	100%
Total	$1,025,000	$241,250	$850,625	83%
Paul Duggan

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Team Cloud, Customer Support Revenue and Enterprise PS Bookings	$455,000	$68,250	$846,300	186%
Worldwide Adjusted Operating Income	$195,000	$29,250	$136,500	70%
Micro Focus Revenues	$250,000	$125,000	$250,000	100%
Total	$900,000	$222,500	$1,232,800	137%
Muhi Majzoub

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$300,000	$45,000	$255,000	85%
Worldwide Adjusted Operating Income	$300,000	$45,000	$210,000	70%
Micro Focus Revenues	$250,000	$125,000	$250,000	100%
Total	$850,000	$215,000	$715,000	84%

Simon Harrison

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Enterprise License Revenue, FYM, Cloud Bookings and PS Bookings	$455,000	$68,250	$250,250	55%
Worldwide Adjusted Operating Income	$195,000	$29,250	$136,500	70%
Micro Focus Revenues	$250,000	$125,000	$250,000	100%
Total	$900,000	$222,500	$636,750	71%
Todd Cione
Mr. Cione joined the Company at the start of the fourth quarter of the fiscal year. As part of Mr. Cione’s sign-on compensation arrangement, he was provided with an “at target” STI payment prorated for the last quarter of 2024 to ensure Mr. Cione does not benefit from or is penalized for performance metrics that would not have reflected Mr. Cione’s contribution to the Company during the remainder of the fiscal year. As a result, Mr. Cione’s at target payout in Fiscal 2024 was $167,828, based on his annual STI target of $675,000. Any STI payouts in future years would be based on performance measures derived from our annual business plan.
New for Fiscal 2025
We recognize the importance of and engage in rigorous performance goal setting to ensure growth and profitability are aligned with our business objectives and shareholder expectations. Factoring in the complexities of our business, on a like-for-like basis, Fiscal 2025 variable compensation performance targets will be set higher than Fiscal 2024 actual outcomes.
For Fiscal 2025, our short-term incentive payout structure was deleveraged in response to shareholder feedback. The Fiscal 2025 STI program requires attainment of 103% and 104% for Worldwide Revenue and AOI goals, respectively, before the maximum 200% payout is earned. The higher level of required performance is to increase the incentive to achieve significant revenue and AOI growth for the Company. We will no longer have a separate Micro Focus Revenue measure as part of the plan now that the business is integrated.
Ambitious performance targets, combined with the deleveraged payout curve for exceeding performance targets, work together to provide significant financial results to our shareholders in return for earning the maximum 200% payout under the STI plan.
Long-Term Incentives
We incentivize our executive officers, including our NEOs, in part, with long-term compensation pursuant to our LTIP. Our LTIP grants represent a significant proportion of our NEOs’ total compensation, and their purpose is two-fold: (i) as a component of a competitive compensation package; and (ii) to align the interests of our NEOs with the interests of our shareholders.
For each LTIP grant, a target value is established by the Talent and Compensation Committee for each NEO, except for the CEO, whose target value is established by the Board, based on competitive market practice and by the respective NEO’s ability to influence financial or operational performance. The target values of the annual grants are consistent with competitive market practice, set to ensure that the annual total direct target compensation packages are appropriately positioned relative to our industry peer group for each of our NEOs. Grant amounts consider the desired pay mix, competitive position and internal equity across our NEOs. The program is designed to ensure alignment with our performance over the longer term, with a very high percentage of the long-term incentive being “at risk”.
The performance goals and the weightings of performance goals under the LTIP are first recommended by the Talent and Compensation Committee and then approved by the Board. Grants are generally made annually and are comprised of the components outlined in the table below.

Vehicle	Vesting
Performance Share Units (PSUs)
All NEOs: Cliff vesting in the third year following the determination by the Board that the performance criteria have been met for the rTSR metric.(1)
NEOs excluding CEO Organic Growth Metric: Cliff vesting in the second year following the determination by the Board that the performance criteria have been met for the organic growth operating financial performance metric.

Restricted Share Units (RSUs)	Vesting is annually in equal amounts on each of the first three anniversaries of grant date.
Stock Options	Vesting is 25% on each of the first four anniversaries of grant date. Options expire seven years after the grant date.
______________________
(1)The number of PSUs to vest will be based on the Company’s rTSR at the end of a three-year period as compared to the TSR of the constituents of the NASDAQ Composite Index.
Once vested, PSUs and RSUs will be settled in either Common Shares or cash, at the discretion of the Board. Once vested, stock options may be exercised for Common Shares.
Payouts under LTIP grants:
•May be subject to certain limitations in the event of early termination of employment or change in control of the Company;
•Are subject to the clawback policy (the “Clawback Policy”) we adopted in 2023 in accordance with SEC rules and NASDAQ listing standards and in line with market practice. The Clawback Policy mandates the recovery of certain erroneously paid incentive-based compensation that may be received by our executive officers on or after October 2, 2023, if we have a qualifying financial restatement during the three completed fiscal years immediately preceding the fiscal year in which a financial restatement determination is made, subject to limited exceptions. Recovery is required regardless of whether the executive officer was involved in the preparation of the relevant financial statements; and
•For grants made on or after Fiscal 2023, when cash dividends are paid by the Company on outstanding Common Shares, the Company will credit additional dividend equivalent PSUs and RSUs to the participant’s account. Dividend equivalent PSUs and RSUs will be subject to the same terms and conditions as the granted PSUs or RSUs, as applicable, and vest and are settled at the same time and in the same form as the PSUs or RSUs to which such dividend equivalent PSUs or RSUs relate. The dividend equivalents for PSUs are only credited for shares earned under the PSU program.
LTIP - PSU Grants in 2024
In Fiscal 2024, we maintained our practice of providing PSUs aligned with a rTSR metric for all NEOs. Starting with the Fiscal 2024 grants, we will use rTSR to benchmark our performance against the three-year TSR of the constituents of the NASDAQ Composite Index. The composition of the NASDAQ Composite Index is heavily weighted towards companies in the information technology sector, which reflects similar alternate investments for our shareholders.

Relative TSR Compared to NASDAQ Composite Index Constituents:	PSUs Earned:
Below 25th percentile	0%
25th percentile	50%
50th percentile	100%
80th percentile	200%
We closely reviewed the LTIP award levels of our NEOs. Recognizing that the LTIP grant values for NEOs other than our CEO were below market peer companies, we increased their LTIP grant values to raise their target compensation to a level closer to the median. This increase in grant value was achieved by adding a PSU component tied to an organic growth two-year operating metric, strengthening the link between compensation and our multi-year internal financial goals. This addition balanced clear line of sight to performance results with our objective to retain key executives through a competitive pay package. The mix of stock options, PSUs and RSUs tied to one-, two-, three- and four-year vesting time horizons, has been used to solidify our retention objectives for an executive team that is critical to our business growth, scale and transformation.
Our CEO’s annual LTIP grant is positioned 15% below the median of our selected peer group and deemed an appropriate level. As such, we did not modify our CEO’s pay for performance or grant levels. We also recognize that our CEO has other outstanding performance-based equity from previous years. As such, our CEO’s awards are appropriately aligned with the rest of our NEOs, resulting in greater internal compensation equity. Our CEO’s target long-term incentive compensation decreased by 45%, due to the fact that he was not provided with a one-time LTIP grant and his regular annual Fiscal 2024 LTIP award value was kept flat to Fiscal 2023.
As noted above, Todd Cione joined the Company at the start of the fourth quarter of Fiscal 2024. Mr. Cione was provided with grants for two of the in-progress LTIPs on a pro-rata basis. These grants were provided to incent Mr. Cione to join the organization and are a component of his compensation package that will immediately align his interests with the interests of our shareholders. The LTIP grant that vests in Fiscal 2025 was prorated 47% of target ($1.6 million) and the LTIP grant that vests in Fiscal 2026 at 79% of target ($2.8 million).
The fair value of PSUs was at least 50% of the equity value for NEOs.

Named Executive Officer	Performance Share Units Value		Restricted Share Units Value	Stock Options Value	Total
	rTSR PSU	Organic Growth Acceleration Program PSU
Mark J. Barrenechea	$5,000,000	$—	$2,500,000	$2,500,000	$10,000,000
Madhu Ranganathan	$1,235,000	$600,000	$617,500	$617,500	$3,070,000
Todd Cione	$1,382,500	$—	$691,250	$691,250	$2,765,000
Paul Duggan	$792,500	$600,000	$396,250	$396,250	$2,185,000
Muhi Majzoub	$792,500	$600,000	$396,250	$396,250	$2,185,000
Simon Harrison	$792,500	$600,000	$396,250	$396,250	$2,185,000
For details of our previous LTIPs, see Item 11 of our Annual Report on Form 10-K for the relevant year.
LTIP - PSU Vesting in 2024
Relative TSR PSUs granted in Fiscal 2022 were eligible to vest during Fiscal 2024 based on rTSR versus the relevant index over their three-year performance period. The threshold rTSR of 25th percentile was not achieved and no PSUs were earned under this grant.
LTIP - RSUs
The RSUs do not have any specific performance-based vesting criteria and are to reward employment retention during the three-year vesting period and value through share price appreciations over time.
LTIP - Stock Options
The stock options granted in connection with the annual LTIP vest over four years and are only valuable if the stock price increases during their seven-year life. For a discussion of the assumptions used in the valuation of stock options, see Note 13 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of the Annual Report on Form 10-K.
With respect to stock option grants, the Board will determine the following, based upon the recommendation of the Talent and Compensation Committee: the executive officers entitled to participate in our stock option plan; the number of options to be granted; and any other material terms and conditions of the stock option grant.
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
New for Fiscal 2025
For Fiscal 2025, we have adjusted the rTSR measure within the PSU plan to require higher performance in order to earn a target payout. New rTSR PSUs in Fiscal 2025 are earned at target only for above-median rTSR performance. The target is earned for 55th percentile rTSR performance to ensure we hold ourselves to a high standard of over-achievement.

rTSR vs Index Constituents:	PSUs Earned as % Target:
Below 20th percentile	0%
20th percentile	50%
50th percentile	97.5%
55th percentile	100%
75th percentile	200%
Further, the vesting for the rTSR PSUs granted in Fiscal 2025 will only accelerate in the event of a change of control for the number of shares earned based on actual (rTSR) performance compared to the NASDAQ Composite Index.
Section VII - Other Elements of Our Compensation Program
Executive Change in Control and Severance Benefits
Our severance benefit agreements are designed to provide reasonable compensation to departing senior executive officers under certain circumstances. While we do not believe that the severance benefits would be a determinative factor in a senior executive’s decision to join or remain with the Company, the absence of such benefits, we believe, would present a distinct competitive disadvantage in the market for talented executive officers. Furthermore, we believe that it is important to set forth the benefits payable in triggering circumstances in advance to avoid future disputes or litigation.
The severance benefits we offer to our senior executive officers are competitive with similarly situated individuals and companies. We have structured our senior executive officers’ change in control benefits as “double trigger” benefits, meaning that the benefits are paid only in the event of, first, a change in control transaction, and second, a change in relationship between the Company and the senior executive officer within one year after the transaction. These benefits are intended to incentivize our senior executive officers to remain employed with the Company in such a transaction.
Perquisites
Our NEOs receive a minimal amount of non-cash compensation in the form of executive perquisites. To remain competitive in the marketplace, our NEOs are entitled to some limited benefits that are not otherwise available to all our employees, including:
•An annual executive medical physical examination; and
•An annual allowance to reimburse expenses to a pre-defined maximum related to financial planning, tax preparation or club memberships.
Other Benefits
We provide various employee benefit programs on the same terms to all employees, including our NEOs, such as, but not limited to:
•Medical health insurance;
•Dental insurance;
•Life insurance; and
•Tax-based retirement savings plans matching contributions.
Pension Plans
We do not provide pension benefits or any non-qualified deferred compensation to any of our NEOs.
Share Ownership Guidelines
We currently have equity ownership guidelines (Share Ownership Guidelines), the objective of which is to encourage our senior management, including our NEOs, and our directors to buy and hold Common Shares in the Company based upon an investment target. We believe that the Share Ownership Guidelines help align the financial interests of our senior management team and directors with the financial interests of our shareholders.
In Fiscal 2024, we updated our CEO’s equity ownership guidelines to further strengthen the alignment between our key executive and the long-term performance of the Company. The equity ownership levels are as follows:

CEO	6x base salary
Other senior management	1x base salary
Non-management director	5x annual retainer

For purposes of the Share Ownership Guidelines, individuals are deemed to hold all securities over which they are the registered or beneficial owner thereof under the rules of Section 13(d) of the Exchange Act through any contract, arrangement, understanding, relationship or otherwise in which such person has or shares:
•voting power which includes the power to vote, or to direct the voting of, such security; and/or
•investment power which includes the power to dispose, or to direct the disposition of, such security.
Also, Common Shares will be valued at the greater of their book value (i.e., purchase price) or the current market value. On an annual basis, the Talent and Compensation Committee reviews the recommended ownership levels under the Share Ownership Guidelines and the compliance by our executive officers and directors with the Share Ownership Guidelines.
The Board originally implemented the Share Ownership Guidelines in October 2009 and recommends that equity ownership levels be achieved within five years of becoming a member of the executive leadership team, including NEOs. The Board also recommends that the executive leadership team retain their ownership levels for as long as they remain members of the executive leadership team.

Named Executive Officers
NEOs may achieve the Share Ownership Guidelines through the exercise of stock option awards for Common Shares, Common Shares received as a result of vested RSUs or PSUs, purchases under the OpenText Employee Stock Purchase Plan (ESPP), through open market purchases made in compliance with applicable securities laws or through any equity plan(s) we may adopt from time to time providing for the acquisition of Common Shares. Until the Share Ownership Guidelines are met, it is recommended that an NEO retain a portion of any stock option exercise or LTIP award in Common Shares to contribute to the achievement of the Share Ownership Guidelines. Common Shares issuable pursuant to the unexercised options are not counted towards meeting the equity ownership target.
All NEOs are in compliance with the Share Ownership Guidelines applicable to them for Fiscal 2024, with Mr. Duggan and Mr. Cione having until 2026 and 2029, respectively, to reach their applicable equity ownership guidelines.
Directors
Regarding non-management directors, both Common Shares and deferred stock units (DSUs) are counted towards the achievement of the Share Ownership Guidelines. The Company currently has a Directors’ Deferred Share Unit Plan (DSU Plan), whereby any non-management director of the Company may elect to defer all or part of their retainer and/or fees in the form of common stock equivalents. As of the date of the Circular, all non-management directors, as applicable to them, are in compliance with the Share Ownership Guidelines. For further details, see the table below titled “Director Compensation for Fiscal 2024.”
Insider Trading Policy
All our employees, officers and directors, including our NEOs, are required to comply with our Insider Trading Policy. Our Insider Trading Policy prohibits the purchase, sale or trade of our securities with the knowledge of material inside information. In addition, our Insider Trading Policy prohibits our employees, officers and directors, including our NEOs, from, directly or indirectly, short selling any security of the Company or entering into any other arrangement that results in a gain only if the value of the Company’s securities decline in the future, selling a “call option” giving the holder an option to purchase securities of the Company, or buying a “put option” giving the holder an option to sell securities of the Company. The definition of “trading in securities” includes any derivatives-based, monetization, non-recourse loan or similar arrangement that changes the insider’s economic exposure to or interest in securities of the Company and which may not necessarily involve a sale.
All grants of stock options are subject to our Insider Trading Policy and as a result, stock options may not be granted during the “blackout” period beginning on the fifteenth day of the last month of each quarter and ending at the beginning of the second trading day following the date on which the Company’s quarterly or annual financial results, as applicable, have been publicly released. If the Board approves the issuance of stock options during the blackout period, these stock options are not granted until the blackout period is over. The price at which stock options are granted is not less than the closing price of the Company’s Common Shares on the trading day for NASDAQ immediately preceding the applicable grant date.

Summary Compensation Table
The following table sets forth summary information concerning the annual compensation of our NEOs. All numbers are rounded to the nearest dollar or whole share.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)		Total ($)
Mark J. Barrenechea	2024	$950,000	—	$9,566,165	$2,500,415	$1,694,375	$31,781	(5)	$14,742,736
Vice Chair, CEO and CTO	2023	$950,000	—	$9,189,844	$10,589,263	$2,498,125	$21,050	(6)	$23,248,282
	2022	$950,000	—	$9,621,323	$2,499,173	$2,850,000	$16,947	(6)	$15,937,443

Madhu Ranganathan	2024	$775,000	—	$3,050,728	$617,568	$850,625	$10,000	(7)	$5,303,921
President, CFO and Corporate Development	2023	$688,750	—	$2,021,796	$1,588,832	$1,110,500	$—	(6)	$5,409,878
	2022	$600,000	—	$1,924,114	$499,815	$1,200,000	$—	(6)	$4,223,929

Todd Cione	2024	$155,966	—	$3,240,363	$2,780,139	$167,828	$—	(8)	$6,344,296
President, Worldwide Sales	2023	N/A	N/A	N/A	N/A	N/A	N/A	(8)	N/A
	2022	N/A	N/A	N/A	N/A	N/A	N/A	(8)	N/A

Paul Duggan	2024	$650,000	—	$2,204,410	$396,321	$1,232,800	$—	(9)	$4,483,531
President, Chief Customer Officer	2023	$575,000	—	$919,134	$1,288,957	$1,273,300	$10,110	(10)	$4,066,501
	2022	N/A	N/A	N/A	N/A	N/A	N/A	(11)	N/A

Muhi Majzoub	2024	$600,000	—	$2,204,410	$396,321	$715,000	$16,307	(9)	$3,932,038
Executive Vice President, Chief Product Officer	2023	$562,500	—	$1,364,721	$1,410,180	$1,008,750	$4,329	(6)	$4,350,480
	2022	$500,000	—	$1,298,676	$337,434	$1,000,000	$4,995	(6)	$3,141,105

Simon Harrison	2024	$650,000	—	$2,204,410	$396,321	$636,750	$189,501	(12)	$4,076,982
Strategic Advisor to the President, Worldwide Sales	2023	$575,000	—	$1,364,721	$1,410,180	$722,750	$304,118	(12)	$4,376,769
	2022	$500,000	—	$1,298,676	$337,434	$1,000,000	$304,118	(12)	$3,440,228
______________________
(1)The amounts set forth in this column represent the aggregate grant date fair value, as computed in accordance with ASC Topic 718 “Compensation-Stock Compensation” (Topic 718). Grant date fair value may vary from the target value indicated in the table set forth above in the section “LTIP.” For a discussion of the assumptions used in these valuations, see Note 13 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. For the maximum value that may be received under the PSU awards granted in Fiscal 2024 by each NEO, see the “Maximum” column under “Estimated Future Payouts under Equity Incentive Plan Awards” under the “Grants of Plan-Based Awards in Fiscal 2024” table below.
(2)Amounts set forth in this column represent the amount recognized as the aggregate grant date fair value of stock option awards, as calculated in accordance with Topic 718 for the fiscal year in which the awards were granted. In all cases, these amounts do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. The performance options granted to Mr. Barrenechea in Fiscal 2021 and Fiscal 2023 have been reflected and valued here, assuming all performance conditions are satisfied. Also see “Long-Term Equity Grants to CEO” and “Grants of Plan-Based Awards in Fiscal 2023” in Item 11 of our Annual Report on Form 10-K for Fiscal 2023 for details of target performance value and vesting. For a discussion of the assumptions used in this valuation, see Note 13 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
(3)The amounts set forth in this column for Fiscal 2024 represent payments under the short-term incentive plan based on actual performance achieved.
(4)Except as otherwise indicated the amounts in “All Other Compensation” primarily include (i) medical examinations and (ii) tax preparation and financial advisory fees paid. “All Other Compensation” does not include benefits received by the NEOs which are generally available to all our salaried employees.
(5)Represents amounts we paid, reimbursed or attributed for international tax and financial planning and travel related items.
(6)For details of the amounts of fees or expenses we paid or reimbursed please refer to Summary Compensation Table in Item 11 of our Annual Report on Form 10-K for the corresponding fiscal years ended June 30, 2023 and 2022.
(7)Represents amounts we paid or reimbursed for tax, financial, and estate planning.
(8)Mr. Cione joined the Company in April 2024.
(9)The total value of all perquisites and personal benefits for this NEO was less than $10,000, and, therefore, excluded.
(10)Represents amounts we paid or reimbursed for medical examinations and life insurance.
(11)The executive officer was not an NEO during the fiscal year, and therefore compensation details have been excluded.

(12)Represents amounts we paid or reimbursed for housing allowance inclusive of a related tax gross-up amount of $80,059, $160,118 and $160,118 for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

Grants of Plan-Based Awards in Fiscal 2024
The following table sets forth certain information concerning grants of awards made to each NEO during Fiscal 2024.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Options (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)	($/share)	Awards ($)
Mark J. Barrenechea	August 7, 2023	$508,750	$2,015,000	$4,030,000	272,930	$36.79	$2,500,415
Madhu Ranganathan	August 7, 2023	$241,250	$1,025,000	$2,050,000	67,410	$36.79	$617,568
Todd Cione	May 6, 2024	$—	$—	$—	414,550	$30.25	$2,780,139
Paul Duggan	August 7, 2023	$222,500	$900,000	$1,800,000	43,260	$36.79	$396,321
Muhi Majzoub	August 7, 2023	$215,000	$850,000	$1,700,000	43,260	$36.79	$396,321
Simon Harrison	August 7, 2023	$222,500	$900,000	$1,800,000	43,260	$36.79	$396,321

		Estimated Future Payouts Under Equity Incentive Plan Awards (4)			All Other Stock Awards: Number of Securities Underlying (5)	Grant Date Fair Value of Stock (3)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Stock (#)	Awards ($)
Mark J. Barrenechea	August 7, 2023	61,420	122,840	245,680	61,420	$9,566,165
Madhu Ranganathan	August 7, 2023	15,170	30,340	60,680	15,170	$2,362,728
	November 30, 2023	8,570	17,140	34,280	—	$688,000
Todd Cione	May 6, 2024	32,075	64,150	128,300	32,070	$3,240,363
Paul Duggan	August 7, 2023	9,735	19,470	38,940	9,740	$1,516,410
	November 30, 2023	8,570	17,140	34,280	—	$688,000
Muhi Majzoub	August 7, 2023	9,735	19,470	38,940	9,740	$1,516,410
	November 30, 2023	8,570	17,140	34,280	—	$688,000
Simon Harrison	August 7, 2023	9,735	19,470	38,940	9,740	$1,516,410
	November 30, 2023	8,570	17,140	34,280	—	$688,000
______________________
(1)Represents the threshold, target and maximum estimated payouts under our short-term incentive plan for Fiscal 2024. For further information, see “Compensation Discussion and Analysis - Elements of Our Compensation Program - Short-Term Incentives” above.
(2)For further information regarding our options granting procedures, see “Compensation Discussion and Analysis - Elements of Our Compensation Program - Long-Term Incentives” above.
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
(4)Represents the threshold, target and maximum estimated payouts under our LTIP PSUs for all NEOs. For further information, see “Compensation Discussion and Analysis - Elements of Our Compensation Program - Long-Term Incentives - LTIP - PSU Grants in 2024” above.
(5)Represents the estimated payouts under our LTIP RSUs. For further information, see “Compensation Discussion and Analysis - Elements of Our Compensation Program - Long-Term Incentives - LTIP - RSUs” above.

Outstanding Equity Awards at End of Fiscal 2024
The following table sets forth certain information regarding outstanding equity awards held by each NEO as of June 30, 2024.

		Option Awards (1)						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Non- exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#) (3)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (3)
Mark J. Barrenechea	August 7, 2017	59,180	—	$34.49	August 7, 2024
	August 6, 2018	161,040	—	$39.27	August 6, 2025
	August 5, 2019	273,010	—	$38.76	August 5, 2026
	August 10, 2020	160,260	53,420	$45.81	August 10, 2027
	August 10, 2020	—	750,000	$45.81	August 10, 2027
	August 9, 2021	128,206	128,204	$52.62	August 9, 2028
	August 8, 2022	76,593	229,777	$39.09	August 8, 2029
	August 29, 2022	292,521	707,479	$31.89	August 29, 2029
	August 7, 2023	—	272,930	$36.79	August 7, 2030
	August 9, 2021					48,050	$1,443,422
	August 9, 2021							96,110	$2,887,144
	August 8, 2022					65,218	$1,959,170
	August 8, 2022							130,437	$3,918,340
	August 7, 2023					63,151	$1,897,047
	August 7, 2023							126,301	$3,794,093

Madhu Ranganathan	May 11, 2018	220,132	—	$34.71	May 11, 2025
	August 6, 2018	28,600	—	$39.27	August 6, 2025
	August 5, 2019	42,900	—	$38.76	August 5, 2026
	August 10, 2020	89,738	65,316	$45.81	August 10, 2027
	August 9, 2021	25,640	25,640	$52.62	August 9, 2028
	August 8, 2022	16,850	50,550	$39.09	August 8, 2029
	November 7, 2022	—	180,000	$26.81	November 7, 2029
	August 7, 2023	—	67,410	$36.79	August 7, 2030
	August 9, 2021					9,610	$288,684
	August 9, 2021							19,220	$577,369
	August 8, 2022					14,348	$431,024
	August 8, 2022							28,697	$862,047
	August 7, 2023					15,597	$468,548
	August 7, 2023							31,195	$937,095
	November 30, 2023							17,506	$525,889

Todd Cione	May 6, 2024	—	414,550	$30.25	May 6, 2031
	May 6, 2024					32,349	$971,754
	May 6, 2024							64,707	$1,943,811

Paul Duggan	August 6, 2018	2,502	—	$39.27	August 6, 2025
	May 7, 2019	45,000	—	$40.20	May 7, 2026
	August 5, 2019	9,750	—	$38.76	August 5, 2026
	August 10, 2020	24,473	20,657	$45.81	August 10, 2027
	August 9, 2021	9,616	9,614	$52.62	August 9, 2028
	August 8, 2022	7,660	22,980	$39.09	August 8, 2029

	November 7, 2022	—	180,000	$26.81	November 7, 2029
	August 7, 2023	—	43,260	$36.79	August 7, 2030
	August 9, 2021					3,600	$108,144
	August 9, 2021							7,210	$216,588
	August 8, 2022					6,523	$195,949
	August 8, 2022							13,046	$391,898
	August 7, 2023					10,014	$300,834
	August 7, 2023							20,019	$601,359
	November 30, 2023							17,506	$525,889

Muhi Majzoub	August 7, 2017	36,960	—	$34.49	August 7, 2024
	August 6, 2018	31,460	—	$39.27	August 6, 2025
	May 7, 2019	75,000	—	$40.20	May 7, 2026
	August 5, 2019	42,900	—	$38.76	August 5, 2026
	August 10, 2020	73,185	54,487	$45.81	August 10, 2027
	August 9, 2021	17,310	17,310	$52.62	August 9, 2028
	August 8, 2022	11,375	34,125	$39.09	August 8, 2029
	November 7, 2022	—	180,000	$26.81	November 7, 2029
	August 7, 2023	—	43,260	$36.79	August 7, 2030
	August 9, 2021					6,490	$194,960
	August 9, 2021							12,970	$389,619
	August 8, 2022					9,689	$291,060
	August 8, 2022							19,367	$581,803
	August 7, 2023					10,014	$300,834
	August 7, 2023							20,019	$601,359
	November 30, 2023							17,506	$525,889

Simon Harrison	November 6, 2017	40,000	—	$34.48	November 6, 2024
	August 6, 2018	12,510	—	$39.27	August 6, 2025
	August 5, 2019	19,500	—	$38.76	August 5, 2026
	August 10, 2020	76,416	57,336	$45.81	August 10, 2027
	August 9, 2021	17,310	17,310	$52.62	August 9, 2028
	August 8, 2022	11,375	34,125	$39.09	August 8, 2029
	November 7, 2022	—	180,000	$26.81	November 7, 2029
	August 7, 2023	—	43,260	$36.79	August 7, 2030
	August 9, 2021					6,490	$194,960
	August 9, 2021							12,970	$389,619
	August 8, 2022					9,689	$291,060
	August 8, 2022							19,367	$581,803
	August 7, 2023					10,014	$300,834
	August 7, 2023							20,019	$601,359
	November 30, 2023							17,506	$525,889
______________________
(1)Options in the table above vest annually over a period of 4 years starting from the date of grant, with the exception of (i) options granted to certain of our executive officers on August 10, 2020 in recognition of their service which vest annually over a 5 year period, with the first vesting date being two years from the date of grant, (ii) options granted to certain of our executive officers on November 7, 2022 in recognition of their services which vest annually over a 4 year period, with the first vesting date being two years from the date of grant, and (iii) 750,000 performance options granted to the CEO in Fiscal 2021 and 1,000,000 performance options granted to the CEO in Fiscal 2023 both of which vest subject to the satisfaction of certain performance criteria. For additional detail, see “Compensation Discussion and Analysis - Our Compensation Program - Long-Term Incentives - Long-Term Grants to CEO”, Item 11 of our Annual Report on Form 10-K for Fiscal 2021 and “Compensation Discussion and Analysis - Our Compensation Program - Long-Term Incentives - Long-Term Grants to CEO” Item 11 of our Annual Report on Form 10-K for Fiscal 2023.
(2)Represents each NEO’s target number of RSUs granted pursuant to our LTIP program, and other non-LTIP related RSUs, which vest upon the schedules described above in “Compensation Discussion and Analysis - Elements of Our Compensation Program - Long Term Incentives.” These amounts illustrate the market value as of June 30, 2024, based upon the closing price for the Company’s Common Shares as traded on the NASDAQ on such date of $30.04.
(3)Represents each NEO’s target number of PSUs granted pursuant to our LTIP program, which vest upon the schedules described above in “Compensation Discussion and Analysis - Elements of Our Compensation Program - Long Term Incentives.” These

amounts illustrate the market value as of June 30, 2024, based upon the closing price for the Company’s Common Shares as traded on the NASDAQ on such date of $30.04.
As of June 30, 2024, options to purchase an aggregate of 12,207,412 Common Shares had been previously granted and are outstanding under our stock option plans, of which 4,616,707 Common Shares were vested. Options to purchase an additional 5,018,767 Common Shares remain available for issuance pursuant to our stock option plans. Our outstanding options pool represents 4.6% of the Common Shares issued and outstanding as of June 30, 2024.
During Fiscal 2024, the Company granted options to purchase 2,148,780 Common Shares or 0.8% of the Common Shares issued and outstanding as of June 30, 2024.
Option Exercises and Stock Vested in Fiscal 2024
The following table sets forth certain details with respect to each of the NEOs concerning the exercise of stock options and vesting of stock in Fiscal 2024:

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (2) (#)	Value Realized on Exercise (3) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (4) ($)
Mark J. Barrenechea	654,255	$5,142,683	98,270	$3,996,641
Madhu Ranganathan	—	$—	10,983	$439,287
Todd Cione	—	$—	—	$—
Paul Duggan	—	$—	3,438	$137,480
Muhi Majzoub	32,560	$249,981	8,598	$343,398
Simon Harrison	—	$—	8,839	$352,832
______________________
(1)Relates to the vesting of PSUs and RSUs under our LTIP program.
(2)The stock options exercised by Mr. Barrenechea were set to expire in Fiscal 2024 and Fiscal 2025.
(3)Value realized on exercise” is the excess of the market price, at date of exercise, of the shares underlying the options over the exercise price of the options.
(4)Value realized on vesting” is the market price of the underlying Common Shares on the vesting date.
Potential Payments Upon Termination or Change in Control
We have entered into employment contracts with each of our NEOs. These contracts may require us to make certain types of payments and provide certain types of benefits to the NEOs upon the occurrence of any of these events:
•If the NEO is terminated without cause; and
•If there is a change in control in the ownership of the Company and subsequent to the change in control, there is a change in the relationship between the Company and the NEO.
When determining the amounts and the type of compensation and benefits to provide in the event of a termination or change in control described above, we considered available information with respect to amounts payable to similarly situated officers of our peer groups and the position held by the NEO within the Company. The amounts payable upon termination or change in control represent the amounts determined by the Company and are not the result of any individual negotiations between us and any of our NEOs.
Our employment agreements with our NEOs are similar in structure, terms and conditions, with the key exception of the amount of severance payments, which is determined by the position held by the NEO. Details are set out below of each of their potential payments upon a termination by the Company without cause and upon a change in control event where there is a subsequent change in the relationship between the Company and the NEO.
Termination Without Cause
If the NEO is terminated without cause, we may be obligated to make payments or provide benefits to the NEO. A termination without cause means a termination of an NEO for any reason other than the following, each of which provides “cause” for termination:
•The failure by the NEO to attempt in good faith to perform their duties, other than as a result of a physical or mental illness or injury;

•The NEO’s willful misconduct or gross negligence of a material nature in connection with the performance of their duties which is or could reasonably be expected to be injurious to the Company;
•The breach by the NEO of their fiduciary duty or duty of loyalty to the Company;
•The NEO’s intentional and unauthorized removal, use or disclosure of information relating to the Company, including customer information, which is injurious to the Company or its customers;
•The willful performance by the NEO of any act of dishonesty or willful misappropriation of funds or property of the Company or its affiliates;
•The indictment of the NEO or a plea of guilty or nolo contendere to a felony or other serious crime involving moral turpitude;
•The material breach by the NEO of any obligation material to their employment relationship with the Company; or
•The material breach by the NEO of the Company’s policies and procedures which breach causes or could reasonably be expected to cause harm to the Company;
provided that in certain of the circumstances listed above, the Company has given the NEO reasonable notice of the reason for termination as well as a reasonable opportunity to correct the circumstances giving rise to the termination.
Change in Control
If there is a change in control of the Company and within one year of such change in control event, there is a change in the relationship between the Company and the NEO without the NEO’s written consent, we may be obligated to provide payments or benefits to the NEO, unless such a change is in connection with the termination of the NEO either for cause or due to the death or disability of the NEO.
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
Examples of a change in the relationship between the NEO and the Company where payments or benefits may be triggered following a change in control event include:
•A material diminution in the duties and responsibilities of the NEO, other than (a) a change arising solely out of the Company becoming part of a larger organization following the change in control event or any related change in the reporting hierarchy or (b) a reorganization of the Company resulting in similar changes to the duties and responsibilities of similarly situated executive officers;
•A material reduction to the NEO’s compensation, other than a similar reduction to the compensation of similarly situated executive officers;
•A relocation of the NEO’s primary work location by more than fifty miles; or
•A reduction in the title or position of the NEO, other than (a) a change arising solely out of the Company becoming part of a larger organization following the change in control event or any related change in the reporting hierarchy or (b) a reorganization of the Company resulting in similar changes to the titles or positions of similarly situated executive officers.
None of our NEOs are entitled to the payments or benefits described below, or any other payments or benefits, solely upon a change in control where there is no change to the NEO’s relationship with the Company.
Amounts Payable Upon Termination or Change in Control
Pursuant to our employment agreements with our NEOs and the terms of our LTIP, each NEO’s entitlement upon termination of employment without cause or following a change in the NEO’s relationship with the Company, both absent a change in control event and within twelve months of a change in control event, are set forth below.

For Fiscal 2025, PSU vesting acceleration provisions within 12 months of a change in control will be aligned with peer group practices to provide for that the number of PSUs earned is based on actual rTSR performance through the change in control date, as opposed to a pay out at target as was the case for Fiscal 2024.
No Change in Control

No change in control
		Base	Short term incentives (1)	LTIP (2)	Options (3)	Employee and Medical Benefits (4)
Mark J. Barrenechea	Termination without cause or Change in relationship	24 months	24 months	Prorated	Vested	24 months (5)
Madhu Ranganathan	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Todd Cione	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Paul Duggan	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Muhi Majzoub	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Simon Harrison	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
______________________
(1)Assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred.
(2)LTIP amounts are prorated for the number of months of participation at termination date in the applicable 38-month performance period. If the termination date is before the commencement of the 19th month of the performance period, a prorated LTIP will not be paid.
(3)Already vested as of termination date with no acceleration of unvested options. For a period of 90 days following the termination date, the NEO has the right to exercise all options which have vested as of the date of termination.
(4)Employee and medical benefits provided to each NEO immediately prior to the occurrence of the trigger event.
(5)In accordance with the terms of his employment agreement, as amended, Mr. Barrenechea is entitled to participate until the age of 65 in healthcare benefits substantially similar to what he currently receives as Vice Chair, CEO and CTO of the Company. These benefits will be provided at the cost of the Company, provided that Mr. Barrenechea continues to be responsible for funding an amount that is equal to his employee contribution as Vice Chair, CEO and CTO, unless he becomes employed elsewhere, at which point this benefit will terminate. In the event that the employee or company contribution funding increases, Mr. Barrenechea would be responsible for that increase.
Within 12 Months of a Change in Control

Within 12 Months of a Change in Control
		Base	Short term incentives (1)	LTIP	Options (2)	Employee and Medical Benefits (3)
Mark J. Barrenechea	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months(4)
Madhu Ranganathan	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months
Todd Cione	Termination without cause or Change in relationship	12 months	12 months	100% Vested	100% Vested	12 months
Paul Duggan	Termination without cause or Change in relationship	12 months	12 months	100% Vested	100% Vested	12 months
Muhi Majzoub	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months
Simon Harrison	Termination without cause or Change in relationship	12 months	12 months	100% Vested	100% Vested	12 months
______________________
(1)Assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred.
(2)For a period of 90 days following the termination date, the NEO has the right to exercise all options which are deemed to have vested as of the date of termination.
(3)Employee and medical benefits provided to each NEO immediately prior to the occurrence of the trigger event.
(4)In accordance with the terms of his employment agreement, as amended, Mr. Barrenechea is entitled to participate until the age of 65 in healthcare benefits substantially similar to what he currently receives as Vice Chair, CEO and CTO of the Company. These benefits will be provided at the cost of the Company, provided that Mr. Barrenechea continues to be responsible for funding an amount that is equal to his employee contribution as Vice Chair, CEO and CTO, unless he becomes employed elsewhere, at which point this benefit will terminate. In the event that the employee or company contribution funding increases, Mr. Barrenechea would be responsible for that increase.
In addition to the information identified above, each NEO is entitled to all accrued payments up to the date of termination, including all earned but unpaid short-term incentive amounts and earned but unsettled LTIP. Except as otherwise required by law, we are required to make all these payments and provide these benefits over a period of 12 months or 24 months, depending on the NEO’s entitlement and the circumstances which triggered our obligation to make such payments and provide such benefits, from the date of the event which triggered our obligation. With respect to payments to Mr. Barrenechea, the Company intends to make all required payments to Mr. Barrenechea no later than two and a half months after the end of the later of the fiscal year or calendar year in which the payments are no longer subject to a substantial risk of forfeiture.
In return for receiving the payments and the benefits described above, each NEO must comply with certain obligations in favor of the Company, including a non-disparagement obligation. Also, each NEO is bound by a confidentiality and non-solicitation agreement where the non-solicitation obligation lasts six months from the date of termination of their employment.
Any breach by an NEO of any provision of his/her contractual agreements may only be waived upon the review and approval of the Board.
Quantitative Estimates of Payments upon Termination or Change in Control
Further information regarding payments to our NEOs in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each NEO would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on June 30, 2024. Amounts (i) potentially payable under plans which are generally available to all salaried employees, such as life and disability insurance, and (ii) earned but unpaid, in both cases, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our Common Shares of $30.04 per share as reported on the NASDAQ on June 30, 2024, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:
•The salary and incentive payments are calculated based on the amounts of salary, incentive and benefit payments which were payable to each NEO as of June 30, 2024; and
•Payments under the LTIPs are calculated as though 100% of outstanding LTIP awards have vested with respect to a termination without cause or change in relationship following a change in control event, and as though a pro-rated amount have vested with respect to no change in control event.
Actual payments made at any future date may vary, including the amount the NEO would have accrued under the applicable benefit or compensation plan as well as the price of our Common Shares.

Named Executive Officer		Salary ($)	Short-term Incentive Payment ($)	Gain on Vesting of LTIP and Non-LTIP RSUs ($)	Gain on Vesting of Stock Options ($)	Employee Benefits ($)		Total ($)
Mark J. Barrenechea	Termination Without Cause / Change in Relationship with no Change in Control	$1,900,000	$2,850,000	$7,816,867	$—	$69,391	(1)	$12,636,258
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,900,000	$2,850,000	$15,899,211	$—	$69,391		$20,718,602
Madhu Ranganathan	Termination Without Cause / Change in Relationship with no Change in Control	$775,000	$775,000	$2,163,266	$—	$10,000		$3,723,266
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,550,000	$1,550,000	$4,090,637	$581,400	$20,000		$7,792,037
Todd Cione	Termination Without Cause / Change in Relationship with no Change in Control	$675,000	$675,000	$685,130	$—	$—		$2,035,130
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$675,000	$675,000	$2,915,562	$581,400	$—		$4,846,962

Paul Duggan	Termination Without Cause / Change in Relationship with no Change in Control	$650,000	$650,000	$1,204,723	$—	$—	$2,504,723
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$650,000	$650,000	$2,340,657	$581,400	$—	$4,222,057
Muhi Majzoub	Termination Without Cause / Change in Relationship with no Change in Control	$600,000	$600,000	$1,631,139	$—	$16,439	$2,847,578
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,200,000	$1,200,000	$2,885,522	$581,400	$32,877	$5,899,799
Simon Harrison	Termination Without Cause / Change in Relationship with no Change in Control	$650,000	$650,000	$1,631,139	$—	$94,751	$3,025,890
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$650,000	$650,000	$2,885,522	$581,400	$94,751	$4,861,673
______________________
(1)In accordance with the terms of his employment agreement, as amended, Mr. Barrenechea is entitled to participate until the age of 65 in healthcare benefits substantially similar to what he currently receives as Vice Chair, CEO and CTO of the Company. These benefits will be provided at the cost of the Company, provided that Mr. Barrenechea continues to be responsible for funding an amount that is equal to his employee contribution as Vice Chair, CEO and CTO, unless he becomes employed elsewhere, at which point this benefit will terminate. In the event that the employee or company contribution funding increases, Mr. Barrenechea would be responsible for that increase.

Director Compensation for Fiscal 2024
The following table sets forth summary information concerning the annual compensation received by each of the non-management directors of the Company for the fiscal year ended June 30, 2024.

	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2)(3) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
P. Thomas Jenkins (4)	$520,000	$152,610	$—	$—	$—		$672,610
Randy Fowlie (5)	$170,000	$333,028	$—	$—	$—		$503,028
David Fraser (6)	$75,000	$318,394	$—	$—	$—		$393,394
Gail E. Hamilton (7)	$340,000	$103,269	$—	$—	$—		$443,269
Robert Hau (8)	$100,000	$275,356	$—	$—	$—		$375,356
Goldy Hyder (9)	$61,233	$206,668	$—	$—	$—		$267,901
Ann M. Powell (10)	$105,000	$270,408	$—	$—	$—		$375,408
Stephen J. Sadler (11)	$—	$463,690	$—	$—	$21,721	(15)	$485,411
Michael Slaunwhite (12)	$1,000	$505,742	$—	$—	$—		$506,742
Katharine B. Stevenson (13)	$—	$490,377	$—	$—	$—		$490,377
Deborah Weinstein (14)	$258,250	$258,511	$—	$—	$—		$516,761
______________________
(1)Non-management directors may elect to receive DSUs or cash for their directors’ fees and/or annual equity grant. Cash paid for directors’ fees are paid in accordance with the scheduled fee arrangements set forth in the table below. If cash is elected for the annual equity grant, such cash is payable at the Company’s next annual general meeting. In Fiscal 2024, Messrs. Jenkins and Fowlie, and Mses. Hamilton and Weinstein elected to receive cash for all or a portion of their annual equity grant.
(2)Non-management directors may elect to defer all or a portion of their retainer and/or fees in the form of DSUs under our DSU Plan based on the value of the Company’s shares as of the date fees would otherwise be paid. The DSU Plan, originally effective February 2, 2010, and amended and restated in October 2018, is available to any non-management director of the Company and is designed to promote greater alignment of long-term interests between directors of the Company and its shareholders. DSUs granted as compensation for directors’ fees vest immediately whereas the DSUs granted for the annual equity grant vest at the Company’s next annual general meeting. No DSUs are payable by the Company until the director ceases to be a member of the Board.
(3)The amounts set forth in this column represents the amount recognized as the aggregate grant date fair value of equity-based compensation awards, inclusive of DSU dividend equivalents, as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards. For a discussion of the assumptions used in this valuation, see Note 13 “Share Capital, Option Plans and Share-based Payments” to our Consolidated Financial Statements in this Annual Report on Form 10-K. In Fiscal 2024, Messrs. Jenkins, Fowlie, Fraser, Hau, Hyder, Sadler and Slaunwhite and Mses. Hamilton, Powell, Stevenson and Weinstein received 4,259, 8,748, 8,141, 7,002, 5,156, 12,040, 13,163, 2,882, 6,864, 12,723, and 6,926 DSUs, respectively.
(4)As of June 30, 2024, Mr. Jenkins holds 155,421 DSUs. Mr. Jenkins serves as Chair of the Board.
(5)As of June 30, 2024, Mr. Fowlie holds 136,701 DSUs.
(6)As of June 30, 2024, Mr. Fraser holds 43,844 DSUs.
(7)As of June 30, 2024, Ms. Hamilton holds 105,155 DSUs.
(8)As of June 30, 2024, Mr. Hau holds 27,373 DSUs.
(9)As of June 30, 2024, Mr. Hyder holds 5,156 DSUs.
(10)As of June 30, 2024, Ms. Powell holds 22,366 DSUs.
(11)As of June 30, 2024, Mr. Sadler holds 137,249 DSUs.
(12)As of June 30, 2024, Mr. Slaunwhite holds 161,124 DSUs.
(13)As of June 30, 2024, Ms. Stevenson holds 139,217 DSUs.
(14)As of June 30, 2024, Ms. Weinstein holds 148,866 DSUs.
(15)During Fiscal 2024, Mr. Sadler received $21,721 in consulting fees, paid or payable in cash, for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
The Board sets the level of compensation for directors, based on the recommendations of the Corporate Governance and Nominating Committee. From time to time, the Corporate Governance and Nominating Committee reviews the amount and form of compensation paid to directors, having regard to the workload and responsibilities involved in being an effective director, and benchmarked against director compensation for comparable companies. The committee’s review may be conducted with the assistance of outside consultants. Directors who are salaried officers or employees receive no compensation for serving as directors. Mr. Barrenechea was the only employee director in Fiscal 2024. The material terms of our director compensation arrangements are as follows:

Description	Amount and Frequency of Payment
Annual Chair retainer fee payable to the Chair of the Board	$200,000 per year payable following our annual general meeting

Annual retainer fee payable to each non-management director	$75,000 per director payable following our annual general meeting

Annual Audit Committee retainer fee payable to each member of the Audit Committee	$25,000 per year payable at $6,250 at the beginning of each quarterly period.

Annual Audit Committee Chair retainer fee payable to the Chair of the Audit Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Compensation Committee retainer fee payable to each member of the Compensation Committee	$15,000 per year payable at $3,750 at the beginning of each quarterly period.

Annual Compensation Committee Chair retainer fee payable to the Chair of the Compensation Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Corporate Governance & Nominating Committee retainer fee payable to each member of the Corporate Governance & Nominating Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Corporate Governance & Nominating Committee Chair retainer fee payable to the Chair of the Corporate Governance & Nominating Committee	$8,000 per year payable at $2,000 at the beginning of each quarterly period.

Excess travel fee payable to each non-management director attending a meeting who travels more than six hours	$2,000 per meeting when applicable
In addition to the scheduled fee arrangements set forth in the table above, non-management directors also receive an annual equity grant representing the long-term component of their compensation. The amount of the annual equity grant is discretionary; however, historically, the amount of this grant has been determined and updated on a periodic basis with the assistance of the Talent and Compensation Committee and the compensation consultant and benchmarked against director compensation for comparable companies. For Fiscal 2024, the annual equity grant was approximately $250,000 for each non-management director and approximately $320,000 for the Chair of the Board.
Non-management directors may elect to receive DSUs or cash for their directors’ fees and/or annual equity grant. DSUs are granted under a DSU Plan, which is available to any non-management director of the Company. DSUs granted as compensation for directors’ fees vest immediately whereas DSUs granted for the annual equity grant vest at the Company’s next annual general meeting. If cash is elected for the annual equity grant, such cash is also payable at the Company’s next annual general meeting. No DSUs are payable by the Company until the director ceases to be a member of the Board.
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
Compensation Committee Interlocks and Insider Participation
The members of our Compensation Committee consist of Mses. Powell (Chair) and Hamilton and Messrs. Fraser and Slaunwhite. None of the members of the Compensation Committee have been or are an officer or employee of the Company, or any of our subsidiaries, or had any relationship requiring disclosure herein. None of our executive officers served as a member of the compensation committee of another entity (or other committee of the board of directors performing equivalent functions, or in the absence of any such committee, the entire board of directors) one of whose executive officers served as a director of ours.
Board’s Role in Risk Oversight
The Board has overall responsibility for risk oversight. The Board is responsible for overseeing management’s implementation and operation of enterprise risk management, either directly or through its committees, which shall report to the Board with respect to risk oversight undertaken in accordance with their respective charters. At least annually, the Board shall review reports provided by management on the risks inherent in the business of the Company (including appropriate crisis preparedness, business continuity, information system controls, cybersecurity programs and risks, and disaster recovery plans, as well as environmental, social and governance matters, including climate-related matters), the appropriate degree of risk mitigation and risk control, overall compliance with and the effectiveness of the Company’s risk management policies, and residual risks remaining after implementation of risk controls. In addition, each committee reviews and reports to the Board on risk oversight matters, as described below.
The Audit Committee oversees risks related to our accounting, financial statements and financial reporting process. On a quarterly basis, the Audit Committee also reviews reports provided by management on the risks inherent in the business of the Company, including those related to cybersecurity programs and risks, and disaster recovery plans, and reports to the Board with respect to risk oversight undertaken.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information as of June 30, 2024 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of approximately 5% or more of our outstanding Common Shares, (ii) each director of our Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.
The number and percentage of shares beneficially owned as exhibited in Item 12 is based on filings made in accordance with the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting or investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of June 30, 2024. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding (1)
BlackRock, Inc. (2) 50 Hudson Yards, New York NY 10001	16,705,085	6.24%
Jarislowsky, Fraser Ltd. (3) 1010 Sherbrooke St. West, Montreal QC H3A 2R7	15,391,557	5.75%
P. Thomas Jenkins (4)	3,444,225	*
Mark J. Barrenechea (5)	2,576,574	*
Michael Slaunwhite (6)	563,216	*
Madhu Ranganathan (7)	535,731	*
Stephen J. Sadler (8)	478,456	*
Muhi Majzoub (9)	456,370	*
Randy Fowlie (10)	326,167	*
Simon Harrison (11)	272,232	*
Deborah Weinstein (12)	168,866	*
Katharine B. Stevenson (13)	158,554	*
Paul Duggan (14)	145,022	*
Gail E. Hamilton (15)	105,165	*
David Fraser (16)	37,804	*
Robert Hau (17)	21,080	*
Ann M. Powell (18)	16,073	*
Goldy Hyder (19)	77	*
Todd Cione (20)	—	*
All executive officers and directors as a group (21)(22)	9,556,492	3.51%
______________________
*    Less than 2%
(1)The percentage of Common Shares outstanding is calculated using the total shares outstanding as of June 30, 2024.
(2)Information based on Schedule 13G/A filed on February 12, 2024 filed by BlackRock, Inc. with the SEC.
(3)Information based on Schedule 13G filed on February 12, 2024 filed by Jarislowsky, Fraser Limited with the SEC.
(4)Includes 3,288,804 Common Shares owned and 155,421 deferred share units (DSUs) which are exercisable.
(5)Includes 1,163,417 Common Shares owned, 1,150,810 options which are exercisable and 262,347 options which will become exercisable within 60 days of June 30, 2024.
(6)Includes 408,385 Common Shares owned and 154,831 DSUs which are exercisable.
(7)Includes 26,585 Common Shares owned, 423,860 options which are exercisable and 85,286 options which will become exercisable within 60 days of June 30, 2024.
(8)Includes 347,500 Common Shares owned and 130,956 DSUs which are exercisable.
(9)Includes 105,418 Common Shares owned, 288,190 options which are exercisable and 62,762 options which will become exercisable within 60 days of June 30, 2024.
(10)Includes 194,500 Common Shares owned and 131,667 DSUs which are exercisable.
(11)Includes 30,838 Common Shares owned, 177,111 options which are exercisable and 64,283 options which will become exercisable within 60 days of June 30, 2024.
(12)Includes 20,000 Common Shares owned and 148,866 DSUs which are exercisable.
(13)Includes 25,630 Common Shares owned and 132,924 DSUs which are exercisable.
(14)Includes 10,503 Common Shares owned, 99,001 options which are exercisable and 35,518 options which will become exercisable within 60 days of June 30, 2024.
(15)Includes 10 Common Shares owned and 105,155 DSUs which are exercisable.
(16)Includes 253 Common Shares owned and 37,551 DSUs which are exercisable.
(17)Includes 21,080 DSUs which are exercisable.
(18)Includes 16,073 DSUs which are exercisable.
(19)Includes 77 DSUs which are exercisable.
(20)Mr. Cione joined the Company in April 2024, and therefore has no vested shares as of June 30, 2024.
(21)Ms. Rippert was appointed to the Board in July 2024.
(22)Includes 5,660,170 Common Shares owned, 2,288,166 options which are exercisable, 573,555 options which will become exercisable within 60 days of June 30, 2024, and 1,034,601 DSUs which are exercisable.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth summary information relating to our various stock compensation plans as of June 30, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	12,207,412	$38.51	5,018,767
Equity compensation plans not approved by security holders:
Under deferred share unit awards	1,082,471
Under performance share unit awards	1,605,116
Under restricted share unit awards	5,512,280
Total	20,407,279		5,018,767
For more information regarding stock compensation plans, refer to Note 13 “Share Capital, Option Plans and Share-based Payments” to our Consolidated Financial Statements within this Annual Report on Form 10-K.
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
Transactions With Related Persons
One of our directors, Mr. Sadler, received consulting fees for assistance with acquisition-related business activities pursuant to a consulting agreement with the Company. Mr. Sadler’s consulting agreement, which was adopted by way of Board resolution effective July 1, 2011, is for an indefinite period. The material terms of the agreement are as follows: Mr. Sadler is paid at the rate of Canadian dollars (CAD) $450 per hour for services relating to his consulting agreement. In addition, he is eligible to receive a bonus fee equivalent to 1.0% of the acquired company’s revenues, up to CAD $10.0 million in revenue, plus an additional amount of 0.5% of the acquired company’s revenues above CAD $10.0 million. The total bonus fee payable, for any given fiscal year, is subject to an annual limit of CAD $450,000 per single acquisition and an aggregate annual limit of CAD $980,000. The acquired company’s revenues, for this purpose, is equal to the acquired company’s revenues for the 12 months prior to the date of acquisition. During Fiscal 2024, Mr. Sadler received CAD $44 thousand in consulting fees from OpenText (equivalent to $32 thousand USD), for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees. Additionally, Mr. Sadler has direct or indirect control over a material interest in Enghouse Systems Limited, a publicly traded software company, and its subsidiaries.

OpenText entered into product supply and license agreements to purchase certain software licenses from Enghouse Systems Limited and its subsidiaries, under which the company makes payments in the normal course of business. During Fiscal 2024, OpenText paid $1.7 million under such agreements.
Item 14. Principal Accountant Fees and Services
Pre-approval Policies and Procedures
The Audit Committee has established an Audit and Non-Audit Services Pre-Approval Policy to pre-approve all permissible audit and non-audit services provided by our independent registered public accounting firm. The policy provides that the Audit Committee shall pre-approve all audit and non-audit services to be provided to the Company and its subsidiaries by its independent registered public accounting firm.
On an annual basis, the Audit Committee reviews and provides pre-approval for certain types of services that may be rendered by the independent registered accounting firm and a budget for audit and non-audit services for the applicable fiscal year. Upon pre-approval of the services on the initial list, management may engage the auditor for specific engagements that are within the definition of the pre-approved services. Any significant service engagements above a certain threshold will require separate pre-approval.
The policy contains a provision delegating pre-approval authority to the Chair of the Audit Committee in instances when pre-approval is needed prior to a scheduled Audit Committee meeting. The Chair of the Audit Committee is required to report on such pre-approvals at the next scheduled Audit Committee meeting. A final detailed review of all audit and non-audit services and fees is performed by the Audit Committee prior to the issuance of the audit opinion at year-end. The Audit Committee has determined that the provision of the services set out below is compatible with the maintaining of KPMG LLP’s independence in the conduct of its auditing functions.
No services in 2024 were provided by KPMG for which the foregoing pre-approval procedures were waived pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X. Audit services representing approximately $0.1 million in 2023 were provided by KPMG for which the foregoing pre-approval procedures were waived pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.
Principal Accountant Services and Fees
The aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for Fiscal 2024 and Fiscal 2023 were:

	Year ended June 30,
(In thousands)	2024	2023
Audit fees (1)	$14,874	$14,546
Audit-related fees (2)(3)	2,362	113
Tax fees (4)	—	—
All other fees (5)	—	—
Total	$17,236	$14,659
______________________
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
(2)Includes $2.2 million for audit-related services performed in Fiscal 2024 related to the divestiture of the AMC business, which were reimbursed by Rocket Software, Inc.
(3)Audit-related fees (excluding the services performed in Fiscal 2024 related to the divestiture of the AMC business) were primarily for assurance and related services, such as IT assurance engagements and accounting research services.
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

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
2.1	Agreement and Plan of Merger, dated November 10, 2019, by and among Open Text Corporation, Coral Merger Sub Inc. and Carbonite, Inc.	Company’s Form 8-K, filed November 12, 2019	Exhibit 2.1
2.2	Rule 2.7 Announcement, dated August 25, 2022.	Company’s Form 8-K/A, filed August 29, 2022	Exhibit 2.1
3.1	Articles of Amalgamation of the Company.	Company’s registration statement on Form F-1, filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
3.2	Articles of Amendment of the Company.	Company’s registration statement on Form F-1, filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
3.3	Articles of Amendment of the Company.	Company’s registration statement on Form F-1, filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
3.4	Articles of Amalgamation of the Company.	Company’s registration statement on Form F-1, filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
3.5	Articles of Amalgamation of the Company, dated July 1, 2001.	Company’s Form 10-K, filed September 28, 2001
3.6	Articles of Amalgamation of the Company, dated July 1, 2002.	Company’s Form 10-K, filed September 28, 2002	Exhibit 3.10
3.7	Articles of Amalgamation of the Company, dated July 1, 2003.	Company’s Form 10-K, filed September 29, 2003	Exhibit 3.11

3.8	Articles of Amalgamation of the Company, dated July 1, 2004.	Company’s Form 10-K, filed September 13, 2004	Exhibit 3.12
3.9	Articles of Amalgamation of the Company, dated July 1, 2005.	Company’s Form 10-K, filed September 27, 2005	Exhibit 3.13
3.10	Articles of Continuance of the Company, dated December 29, 2005.	Company’s Form 10-Q, filed February 3, 2006	Exhibit 3.1
3.11	By-Law 1 of Open Text Corporation.	Company’s Form 8-K, filed September 26, 2013	Exhibit 3.1
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Company’s Form 10-K, filed August 1, 2019	Exhibit 4.1
4.2	Form of Common Share Certificate.	Company’s registration statement on Form F-1 (Registration Number 33-98858), filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
4.3	Indenture, dated as of February 18, 2020, between Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.	Company’s Form 8-K filed February 18, 2020	Exhibit 4.1
4.4+
Supplemental Indenture to Indenture governing the Company’s 3.875% Senior Notes due 2028, dated as of July 1, 2024, among Open Text Inc., Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.

4.5	Indenture, dated as of February 18, 2020, between Open Text Holdings, Inc. and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.	Company’s Form 8-K filed February 18, 2020	Exhibit 4.3
4.6+
Supplemental Indenture to Indenture governing OTHI’s 4.125% Senior Notes due 2030, dated as of July 1, 2024, among Open Text Inc., Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.

4.7
Indenture governing the Company’s 3.875% Senior Notes due 2029, dated as of November 24, 2021, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 8-K filed November 24, 2021	Exhibit 4.1
4.8+
Supplemental Indenture to Indenture governing the Company’s 3.875% Senior Notes due 2029, dated as of July 1, 2024, among Open Text Inc., Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.

4.9
Indenture governing OTHI’s 4.125% Senior Notes due 2031, dated as of November 24, 2021, among OTHI, the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 8-K filed November 24, 2021	Exhibit 4.3
4.10+
Supplemental Indenture to Indenture governing OTHI’s 4.125% Senior Notes due 2031, dated as of July 1, 2024, among Open Text Inc., Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.

4.11	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 15, 2022.	Company’s Form 8-K, filed September 15, 2022	Exhibit 4.1
4.12	Form of Common Share Certificate.	Company’s Form 10-Q, filed November 3, 2022
4.13
Indenture governing the Company’s 6.90% senior secured notes due 2027, dated as of December 1, 2022, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee and Notes collateral agent, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 8-K, filed December 1, 2022	Exhibit 4.1
4.14+
Supplemental Indenture to Indenture governing the Company’s 6.90% senior secured notes due 2027, dated as of July 1, 2024, among Open Text Inc., Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.

10.1*	1998 Stock Option Plan.	Company’s Form 10-K filed August 20, 1999
10.2*	Form of Indemnity Agreement between the Company and certain of its officers dated September 7, 2006.	Company’s Form 10-K filed September 12, 2006	Exhibit 10.26
10.3*	Consulting Agreement between Steven Sadler and SJS Advisors Inc. and the Company, dated May 3, 2005.	Company’s Form 10-K filed August 26, 2008	Exhibit 10.28
10.4*	OpenText Corporation Directors’ Deferred Share Unit Plan, as amended and restated October 30, 2018.	Company’s Form 10-Q filed January 31, 2019	Exhibit 10.1
10.5
Amended and Restated Credit Agreement among Open Text Corporation and certain of its subsidiaries, the Lenders, Barclays Bank PLC, Royal Bank of Canada, Barclays Capital and RBC Capital Markets, dated as of November 9, 2011.
		Company’s Form 8-K filed November 9, 2011	Exhibit 99.1
10.6*	OpenText Corporation Long-Term Incentive Plan 2015 for eligible employees, effective October 3, 2012.	Company’s Form 10-Q filed November 1, 2012	Exhibit 10.2
10.7*	Employment Agreement, dated October 30, 2012 between Mark Barrenechea and the Company.	Company’s Form 10-Q filed November 1, 2012	Exhibit 10.3

10.8*
Amendment No. 1 to the Employment Agreement between Mark J. Barrenechea and the Company dated January 24, 2013 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012).
		Company’s Form 10-Q filed January 25, 2013	Exhibit 10.3
10.9
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
		Company’s Form 8-K filed December 20, 2013	Exhibit 10.1
10.10
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
		Company’s Form 8-K filed January 16, 2014	Exhibit 10.1
10.11
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
		Company’s Form 8-K filed December 23, 2014	Exhibit 10.1
10.12*	Employment Agreement, dated November 30, 2012, between Muhi Majzoub and the Company.	Company’s Form 10-K filed July 31, 2014	Exhibit 10.20
10.13*
Amendment No. 2 to the Employment Agreement between Mark J. Barrenechea and the Company dated July 30, 2014 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012).
		Company’s Form 10-K filed July 31, 2014	Exhibit 10.23
10.14
Repricing Amendment and Amendment No. 2 dated as of February 22, 2017 to Credit Agreement, by and among Open Text Corporation, as guarantor, Open Text GXS ULC, as borrower, the other guarantors party thereto, each of the lenders party thereto and Barclays Bank PLC, as administrative agent.
		Company’s Form 8-K filed February 22, 2017	Exhibit 10.1
10.15
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of May 5, 2017, among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, and Barclays Bank PLC, as sole administrative agent and collateral agent.
		Company’s Form 10-Q filed May 8, 2017	Exhibit 10.2
10.16*
Amendment No. 3 to the Employment Agreement between Mark J. Barrenechea and the Company dated June 1, 2017 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012).
		Company’s Form 8-K filed June 6, 2017	Exhibit 10.1
10.17
Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of September 6, 2017, among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, and Barclays Bank PLC, as sole administrative agent and collateral agent.
		Company’s Form 10-Q filed November 2, 2017	Exhibit 10.1
10.18*	Employment Agreement, dated January 30, 2018, among the Company, Open Text Inc. and Madhu Ranganathan.	Company’s Form 8-K filed February 1, 2018	Exhibit 10.1
10.19
Amended and Restated Credit Agreement dated as of May 30, 2018, by and among Open Text Corporation, as borrower, the guarantors party thereto, each of the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent.
		Company’s Form 8-K filed May 30, 2018	Exhibit 10.1
10.20
Third Amended and Restated Credit Agreement dated as of May 30, 2018, by and among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, Barclays Bank PLC, as administrative agent, collateral agent and swing line lender and Royal Bank of Canada as documentary credit lender.
		Company’s Form 8-K filed May 30, 2018	Exhibit 10.2
10.21*	Employment Agreement, dated October 1, 2017, between Simon (Ted) Harrison and the Company.	Company’s Form 10-K filed August 2, 2018	Exhibit 10.31
10.22
Fourth Amended and Restated Credit Agreement dated as of October 31, 2019, by and among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, Barclays Bank PLC, as administrative agent, collateral agent and swing line lender and Royal Bank of Canada as documentary credit lender.
		Company’s Form 8-K filed November 5, 2019	Exhibit 10.1
10.23*
Amendment No. 4 to the Employment Agreement between Mark J. Barrenechea and the Company dated August 14, 2020 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012, as amended).
		Company’s Form 8-K filed August 14, 2020	Exhibit 10.1
10.24	Open Text Corporation 2004 Stock Option Plan, as amended and restated on September 14, 2020.	Company’s Registration Statement on Form S-8 filed September 30, 2020	Exhibit 4.1
10.25	Open Text Corporation 2004 Employee Stock Purchase Plan, as amended and restated on September 14, 2020.	Company’s Registration Statement on Form S-8 filed September 30, 2020	Exhibit 4.2
10.26	Bridge Loan Agreement, dated August 25, 2022, by and between the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent, and certain financial institution parties thereto.	Company’s Form 8-K, filed August 25, 2022	Exhibit 10.3
10.27	Co-operation Agreement, dated August 25, 2022, by and between the Company, Bidco and Micro Focus International plc.	Company’s Form 8-K/A, filed August 29, 2022	Exhibit 10.1
10.28
Term Loan Credit Agreement, dated August 25, 2022, by and between the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent, and certain financial institution parties thereto.
		Company’s Form 8-K/A, filed August 29, 2022	Exhibit 10.2

10.29
First Amendment to Credit Agreement, dated December 1, 2022, by and among the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain financial institution parties thereto.
		Company’s Form 8-K, filed December 1, 2022	Exhibit 10.1
10.30
Amendment No. 1 to Amended and Restated Credit Agreement dated June 6, 2023, by and among Open Text Corporation, as borrower, the guarantors party thereto, each of the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent.
		Company’s Form 10-K, filed August 3, 2023	Exhibit 10.31
10.31
Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated as of June 6, 2023, by and among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, Barclays Bank PLC, as administrative agent, collateral agent and swing line lender and Royal Bank of Canada as documentary credit lender.
		Company’s Form 10-K, filed August 3, 2023	Exhibit 10.32
10.32
Second Amendment to Credit Agreement, dated August 14, 2023, by and among the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain financial institution parties thereto.
		Company’s Form 8-K, filed August 14, 2023	Exhibit 10.1
10.33	Purchase Agreement, dated November 28, 2023, by and among the Company as seller, Rocket Software, Inc., as buyer, and Rocket Software UK Limited.	Company’s Form 8-K/A, filed December 1, 2023	Exhibit 10.1
10.34
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
10.35
Third Amendment to Credit Agreement, dated May 15, 2024, by and among the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain financial institution parties thereto.
		Company’s Form 8-K, filed May 15, 2024	Exhibit 10.1
10.36+	Employment Agreement, dated January 12, 2024 between Todd Cione and the Company.
19.1+	Open Text Corporation Insider Trading Policy.
21.1+	List of the Company’s Subsidiaries.
23.1+	Consent of Independent Registered Public Accounting Firm.
31.1+	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97+	Open Text Corporation Clawback Policy.
101.INS+	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL taxonomy extension schema.
101.CAL+	Inline XBRL taxonomy extension calculation linkbase.
101.DEF+	Inline XBRL taxonomy extension definition linkbase.
101.LAB+	Inline XBRL taxonomy extension label linkbase.
101.PRE+	Inline XBRL taxonomy extension presentation.
104+	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Open Text Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Open Text Corporation (the Company) as of June 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended June 30, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 31, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
July 31, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Open Text Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Open Text Corporation’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Open Text Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2024, and the related notes, and our report dated July 31, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
July 31, 2024

OPEN TEXT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	June 30, 2024	June 30, 2023
ASSETS
Cash and cash equivalents	$1,280,662	$1,231,625
Accounts receivable trade, net of allowance for credit losses of $12,108 as of June 30, 2024 and $13,828 as of June 30, 2023 (Note 4)	626,189	682,517
Contract assets (Note 3)	66,450	71,196
Income taxes recoverable (Note 15)	61,113	68,161
Prepaid expenses and other current assets (Note 9)	242,911	221,732
Total current assets	2,277,325	2,275,231
Property and equipment (Note 5)	367,740	356,904
Operating lease right of use assets (Note 6)	219,774	285,723
Long-term contract assets (Note 3)	38,684	64,553
Goodwill (Note 7)	7,488,367	8,662,603
Acquired intangible assets (Note 8)	2,486,264	4,080,879
Deferred tax assets (Note 15)	932,657	926,719
Other assets (Note 9)	298,281	342,318
Long-term income taxes recoverable (Note 15)	96,615	94,270
Total assets	$14,205,707	$17,089,200
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$931,116	$996,261
Current portion of long-term debt (Note 11)	35,850	320,850
Operating lease liabilities (Note 6)	76,446	91,425
Deferred revenues (Note 3)	1,521,416	1,721,781
Income taxes payable (Note 15)	235,666	89,297
Total current liabilities	2,800,494	3,219,614
Long-term liabilities:
Accrued liabilities (Note 10)	46,483	51,961
Pension liability, net (Note 12)	127,255	126,312
Long-term debt (Note 11)	6,356,943	8,562,096
Long-term operating lease liabilities (Note 6)	218,174	271,579
Long-term deferred revenues (Note 3)	162,401	217,771
Long-term income taxes payable (Note 15)	145,644	193,808
Deferred tax liabilities (Note 15)	148,632	423,955
Total long-term liabilities	7,205,532	9,847,482
Shareholders’ equity:
Share capital and additional paid-in capital (Note 13)
267,800,517 and 270,902,571 Common Shares issued and outstanding at June 30, 2024 and June 30, 2023, respectively; authorized Common Shares: unlimited	2,271,886	2,176,947
Accumulated other comprehensive income (loss) (Note 21)	(69,619)	(53,559)
Retained earnings	2,119,159	2,048,984
Treasury stock, at cost (3,135,980 and 3,536,375 shares at June 30, 2024 and June 30, 2023, respectively)	(123,268)	(151,597)
Total OpenText shareholders’ equity	4,198,158	4,020,775
Non-controlling interests	1,523	1,329
Total shareholders’ equity	4,199,681	4,022,104
Total liabilities and shareholders’ equity	$14,205,707	$17,089,200
Guarantees and contingencies (Note 14)
Related party transactions (Note 25)
Subsequent events (Note 26)
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

	Year Ended June 30,
	2024	2023	2022
Revenues (Note 3):
Cloud services and subscriptions	$1,820,524	$1,700,433	$1,535,017
Customer support	2,713,297	1,915,020	1,330,965
License	834,162	539,026	358,351
Professional service and other	401,594	330,501	269,511
Total revenues	5,769,577	4,484,980	3,493,844
Cost of revenues:
Cloud services and subscriptions	713,759	590,165	511,713
Customer support	292,733	209,705	121,485
License	25,608	16,645	13,501
Professional service and other	302,527	276,888	216,895
Amortization of acquired technology-based intangible assets (Note 8)	243,922	223,184	198,607
Total cost of revenues	1,578,549	1,316,587	1,062,201
Gross profit	4,191,028	3,168,393	2,431,643
Operating expenses:
Research and development	893,932	680,587	440,448
Sales and marketing	1,133,665	948,598	677,118
General and administrative	577,038	419,590	317,085
Depreciation	131,599	107,761	88,241
Amortization of acquired customer-based intangible assets (Note 8)	432,404	326,406	217,105
Special charges (recoveries) (Note 18)	135,305	169,159	46,873
Total operating expenses	3,303,943	2,652,101	1,786,870
Income from operations	887,085	516,292	644,773
Other income, net (Note 23)	358,391	34,469	29,118
Interest and other related expense, net	(516,180)	(329,428)	(157,880)
Income before income taxes	729,296	221,333	516,011
Provision for income taxes (Note 15)	264,012	70,767	118,752
Net income	$465,284	$150,566	$397,259
Net (income) attributable to non-controlling interests	(194)	(187)	(169)
Net income attributable to OpenText	$465,090	$150,379	$397,090
Earnings per share—basic attributable to OpenText (Note 24)	$1.71	$0.56	$1.46
Earnings per share—diluted attributable to OpenText (Note 24)	$1.71	$0.56	$1.46
Weighted average number of Common Shares outstanding—basic (in ‘000’s)	271,548	270,299	271,271
Weighted average number of Common Shares outstanding—diluted (in ‘000’s)	272,588	270,451	271,909

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

	Year Ended June 30,
	2024	2023	2022
Net income	$465,284	$150,566	$397,259
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(15,646)	(40,798)	(78,724)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss)—net of tax (1)	(2,697)	(941)	(1,859)
(Gain) loss reclassified into net income—net of tax (2)	965	2,721	373
Unrealized gain (loss) on available-for-sale financial assets:
Unrealized gain (loss)—net of tax (3)	228	(602)	—
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss)—net of tax (4)	640	(6,605)	5,595
Amortization of actuarial (gain) loss into net income—net of tax (5)	450	325	718
Total other comprehensive loss, net	(16,060)	(45,900)	(73,897)
Total comprehensive income	449,224	104,666	323,362
Comprehensive income attributable to non-controlling interests	(194)	(187)	(169)
Total comprehensive income attributable to OpenText	$449,030	$104,479	$323,193
______________________
(1)Net of tax expense (recovery) of $(972), $(339), and $(671) for the year ended June 30, 2024, 2023 and 2022, respectively.
(2)Net of tax expense (recovery) of $347, $981, and $134 for the year ended June 30, 2024, 2023 and 2022, respectively.
(3)Net of tax expense (recovery) of $112, $(159), and $— for the year ended June 30, 2024, 2023, and 2022, respectively.
(4)Net of tax expense (recovery) of $765, $(1,961) and $1,866 for the year ended June 30, 2024, 2023 and 2022, respectively.
(5)Net of tax expense (recovery) of $193, $143 and $290 for the year ended June 30, 2024, 2023 and 2022, respectively.
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)

	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	271,541	$1,947,764	(1,568)	$(69,386)	$2,153,326	$66,238	$1,511	$4,099,453
Issuance of Common Shares
Under employee stock option plans	950	32,714	—	—	—	—	—	32,714
Under employee stock purchase plans	842	33,806	—	—	—	—	—	33,806
Share-based compensation	—	69,556	—	—	—	—	—	69,556
Purchase of treasury stock	—	—	(2,630)	(111,593)	—	—	—	(111,593)
Issuance of treasury stock	—	(21,013)	492	21,013	—	—	—	—
Repurchase of Common Shares	(3,810)	(24,295)	—	—	(152,692)	—	—	(176,987)
Dividends declared ($0.8836 per Common Share)	—	—	—	—	(237,655)	—	—	(237,655)
Other comprehensive income (loss) - net	—	—	—	—	—	(73,897)	—	(73,897)
Distribution to non-controlling interest	—	142	—	—	—	—	(538)	(396)
Net income	—	—	—	—	397,090	—	169	397,259
Balance as of June 30, 2022	269,523	$2,038,674	(3,706)	$(159,966)	$2,160,069	$(7,659)	$1,142	$4,032,260
Issuance of Common Shares
Under employee stock option plans	245	7,830	—	—	—	—	—	7,830
Under employee stock purchase plans	1,135	31,679	—	—	—	—	—	31,679
Share-based compensation	—	130,119	—	—	—	—	—	130,119
Purchase of treasury stock	—	—	(521)	(21,919)	—	—	—	(21,919)
Issuance of treasury stock	—	(31,355)	691	30,288	—	—	—	(1,067)
Dividends declared ($0.9720 per Common Share)	—	—	—	—	(261,464)	—	—	(261,464)
Other comprehensive income (loss) - net	—	—	—	—	—	(45,900)	—	(45,900)
Net income	—	—	—	—	150,379	—	187	150,566
Balance as of June 30, 2023	270,903	$2,176,947	(3,536)	$(151,597)	$2,048,984	$(53,559)	$1,329	$4,022,104
Issuance of Common Shares
Under employee stock option plans	945	31,358	—	—	—	—	—	31,358
Under employee stock purchase plans	1,027	34,120	—	—	—	—	—	34,120
Share-based compensation	—	139,779	—	—	—	—	—	139,779
Purchase of treasury stock	—	—	(1,400)	(53,085)	—	—	—	(53,085)
Issuance of treasury stock	—	(76,178)	1,800	81,414	(5,236)	—	—	—
Repurchase of Common Shares	(5,074)	(34,140)	—	—	(118,193)	—	—	(152,333)
Dividends declared ($1.00 per Common Share)	—	—	—	—	(271,486)	—	—	(271,486)
Other comprehensive income (loss) - net	—	—	—	—	—	(16,060)	—	(16,060)
Net income	—	—	—	—	465,090	—	194	465,284
Balance as of June 30, 2024	267,801	$2,271,886	(3,136)	$(123,268)	$2,119,159	$(69,619)	$1,523	$4,199,681

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended June 30,
	2024	2023	2022
Cash flows from operating activities:
Net income	$465,284	$150,566	$397,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	807,925	657,351	503,953
Share-based compensation expense	140,079	130,302	69,556
Pension expense	13,881	9,207	6,606
Amortization of debt discount and issuance costs	25,257	16,753	5,422
Write-off of right of use assets	20,056	9,626	17,707
Loss on extinguishment of debt	56,393	8,152	27,413
Gain on AMC Divestiture	(429,102)	—	—
Loss on sale and write down of property and equipment, net	3,710	2,331	294
Deferred taxes	(142,271)	(149,560)	(36,088)
Share in net (income) loss of equity investees	18,194	23,077	(58,702)
Changes in financial instruments	(3,116)	128,841	—
Changes in operating assets and liabilities:
Accounts receivable	108,562	168,604	81,841
Contract assets	(95,403)	(73,539)	(37,966)
Prepaid expenses and other current assets	(28,395)	(23,035)	(13,954)
Income taxes	112,097	14,948	34,589
Accounts payable and accrued liabilities	(65,887)	(127,092)	(24,177)
Deferred revenue	(42,974)	(128,395)	(5,236)
Other assets	24,849	(11,297)	17,297
Operating lease assets and liabilities, net	(21,448)	(27,635)	(4,004)
Net cash provided by operating activities	967,691	779,205	981,810
Cash flows from investing activities:
Additions of property and equipment	(159,295)	(123,832)	(93,109)
Purchase of Micro Focus, net of cash acquired	(9,272)	(5,657,963)	—
Purchase of Zix Corporation, net of cash acquired	—	—	(856,175)
Purchase of Bricata Inc.	—	—	(17,753)
Proceeds from AMC Divestiture	2,229,187	—	—
Realized gain on financial instruments	—	131,248	—
Proceeds from net investment hedge derivative contracts	4,456	—	—
Other investing activities	(9,759)	(873)	(3,922)
Net cash provided by (used in) investing activities	2,055,317	(5,651,420)	(970,959)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	66,914	39,331	67,215
Proceeds from long-term debt and Revolver	—	4,927,450	1,500,000
Repayment of long-term debt and Revolver	(2,568,352)	(202,926)	(860,000)
Debt extinguishment costs	—	—	(24,969)
Debt issuance costs	(3,833)	(77,899)	(17,159)
Net change in transition services agreement obligation	15,278	—	—
Repurchase of Common Shares	(150,017)	—	(176,987)
Purchase of treasury stock	(53,085)	(21,919)	(111,593)
Distribution to non-controlling interest	—	—	(396)
Payments of dividends to shareholders	(267,362)	(259,549)	(237,655)
Other financing activities	(1,447)	(1,435)	—
Net cash provided by (used in) financing activities	(2,961,904)	4,403,053	138,456
Foreign exchange gain (loss) on cash held in foreign currencies	(12,263)	7,203	(63,196)
Increase (decrease) in cash, cash equivalents and restricted cash during the year	48,841	(461,959)	86,111
Cash, cash equivalents and restricted cash at beginning of the year	1,233,952	1,695,911	1,609,800
Cash, cash equivalents and restricted cash at end of the year	$1,282,793	$1,233,952	$1,695,911

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

Reconciliation of cash, cash equivalents and restricted cash:	June 30, 2024	June 30, 2023	June 30, 2022
Cash and cash equivalents	$1,280,662	$1,231,625	$1,693,741
Restricted cash (1)	2,131	2,327	2,170
Total cash, cash equivalents and restricted cash	$1,282,793	$1,233,952	$1,695,911
______________________
(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Consolidated Balance Sheets (Note 9).
Supplemental cash flow disclosures (Note 6 and Note 22)

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended June 30, 2024
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company.” We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), which as of June 30, 2024, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
Previously, our ownership in EC1 Pte. Ltd. (GXS Singapore) was 81%. During the first quarter of Fiscal 2022 (as defined below), we made a final cash distribution of $0.4 million to the non-controlling interest holder in GXS Singapore as part of the process to liquidate the subsidiary. During Fiscal 2022, the liquidation of GXS Singapore was completed.
The following Fiscal Year terms are used throughout this Annual Report on Form 10-K:

Fiscal Year	Beginning Date	Ending Date
Fiscal 2026	July 1, 2025	June 30, 2026
Fiscal 2025	July 1, 2024	June 30, 2025
Fiscal 2024	July 1, 2023	June 30, 2024
Fiscal 2023	July 1, 2022	June 30, 2023
Fiscal 2022	July 1, 2021	June 30, 2022
Fiscal 2021	July 1, 2020	June 30, 2021
Fiscal 2020	July 1, 2019	June 30, 2020
Fiscal 2019	July 1, 2018	June 30, 2019
Fiscal 2018	July 1, 2017	June 30, 2018
Fiscal 2017	July 1, 2016	June 30, 2017
Fiscal 2016	July 1, 2015	June 30, 2016
Fiscal 2015	July 1, 2014	June 30, 2015
Fiscal 2014	July 1, 2013	June 30, 2014
Fiscal 2013	July 1, 2012	June 30, 2013
Fiscal 2012	July 1, 2011	June 30, 2012

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
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, key estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) accounting for income taxes, (iii) testing of goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) the valuation of stock options granted and obligations related to share-based payments, including the valuation of our long-term incentive plans, (x) the valuation of pension obligations and pension assets, (xi) the valuation of available-for-sale investments, (xii) the valuation of derivative instruments and (xiii) the accounting for disposals of assets and liabilities.
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
Divestiture of AMC Business
On May 1, 2024, the Company completed the sale of its Application Modernization and Connectivity (AMC) business to Rocket Software, Inc. (Rocket Software), for $2.275 billion in cash before taxes, fees and other adjustments (the AMC Divestiture). See Note 19 “Acquisitions and Divestitures” for more details. The Company has determined that the AMC business does not constitute a component, as its operations and cash flows cannot be clearly distinguished from the rest of the Company’s operations and cash flows due to significant shared costs. Therefore, the transaction does not meet the discontinued operations criteria, and the results of operations from the AMC business are presented within Income from operations in our Consolidated Statements of Income.
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
Customer creditworthiness is evaluated prior to order fulfillment and based on evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers’ payment history and current creditworthiness. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2024 and 2023, respectively.
From time to time, we may sell certain accounts receivable to a financial institution on a non-recourse basis for cash, less a discount. Proceeds from the sale of receivables approximate their discounted book value and are included in operating cash flows on the Consolidated Statements of Cash Flows.
Property and equipment
Property and equipment are stated at the lower of cost or net realizable value and shown net of depreciation which is computed on a straight-line basis over the estimated useful lives of the related assets. Gains and losses on asset disposals are taken into income in the year of disposition. Fully depreciated property and equipment are retired from the Consolidated Balance Sheets when they are no longer in use. See the “Impairment of long-lived assets” section below for policy on property and equipment impairments. The following represents the estimated useful lives of property and equipment as of June 30, 2024:

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
As of June 30, 2024 and 2023, our capitalized software development costs were $250.9 million and $216.8 million, respectively. Our additions relating to capitalized software development costs incurred during Fiscal 2024 and Fiscal 2023 were $26.1 million and $18.3 million, respectively.
Leases
We enter into operating leases, both domestically and internationally, for certain facilities, automobiles, data centers and equipment for use in the ordinary course of business. During Fiscal 2023, as part of the Micro Focus Acquisition, we acquired certain finance leases primarily comprised of equipment leases, all of which are sublet. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets.
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

Business combinations
We apply the provisions of ASC Topic 805, “Business Combinations” (Topic 805), in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities, including contingent consideration where applicable, assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement, particularly since these assumptions and estimates are based in part on historical experience and information obtained from the management of the acquired companies. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill in the period identified. Furthermore, when valuing certain intangible assets that we have acquired, critical estimates may be made relating to, but not limited to: (i) future expected cash flows from software license sales, cloud SaaS, “desktop as a service” (DaaS) and PaaS contracts, support agreements, consulting agreements and other customer contracts (ii) the acquired company’s technology and competitive position, as well as assumptions about the period of time that the acquired technology will continue to be used in the combined company’s product portfolio, and (iii) discount rates. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded to our Consolidated Statements of Income.
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
Uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We review these items during the measurement period as we continue to actively seek and collect information relating to facts and circumstances that existed at the acquisition date. Changes to these uncertain tax positions and tax related valuation allowances made subsequent to the measurement period, or if they relate to facts and circumstances that did not exist at the acquisition date, are recorded in the Provision for income taxes line of our Consolidated Statements of Income.
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
We perform a qualitative assessment to test our reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the quantitative assessment of the impairment test is performed. In the quantitative assessment, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets of our reporting unit exceeds its fair value, then an impairment loss equal to the difference, but not exceeding the total carrying value of goodwill allocated to the reporting unit, would be recorded.
Our annual impairment analysis of goodwill was performed as of April 1, 2024. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2024 (no impairments were recorded for Fiscal 2023 and Fiscal 2022, respectively).

Acquired intangibles
Acquired intangibles consist of acquired technology and customer relationships associated with various acquisitions. Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of software products acquired in acquisitions. We amortize acquired technology over its estimated useful life on a straight-line basis.
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
We have not recorded any significant impairment charges for long-lived assets during Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.
Derivative financial instruments
We use derivative financial instruments to manage foreign currency rate risk. We account for these instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (Topic 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Topic 815 also requires that changes in our derivative financial instruments’ fair values be recognized in earnings; unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges). We recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in Accumulated other comprehensive income (loss), net of tax, in our accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, was recognized in our Consolidated Statements of Income.
In Fiscal 2023, we entered into certain derivative financial instruments, a portion of which were designated as a net investment hedge. In accordance with Topic 815, we recorded the effective portion of the gain or loss on derivative financial instruments that were designated as a net investment hedge within our currency translation adjustment component of Accumulated other comprehensive income (loss), in our accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of our net investment hedge, if applicable, is recognized in Interest and other related expense, net of our Consolidated Statements of Income. See Note 17 “Derivative Instruments and Hedging Activities” for more details.
Asset retirement obligations
We account for asset retirement obligations in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations” (Topic 410), which applies to certain obligations associated with “leasehold improvements” within our leased office facilities. Topic 410 requires that a liability be initially recognized for the estimated fair value of the obligation when it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges which are generally recorded within General and administrative expense in our Consolidated Statements of Income. When the obligation is settled, any difference between the final cost and the recorded amount is recognized as income or loss on settlement in our Consolidated Statements of Income.

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
Managed services: We provide comprehensive B2B process outsourcing services for all day-to-day operations of a customers’ B2B integration program. Customers using these managed services are not permitted to take possession of our software and the contract is for a defined period, where customers pay a monthly or quarterly fee. Our performance obligation is satisfied as we provide services of operating and managing a customer’s EDI environment. Revenue relating to these services is recognized using an output method based on the expected level of service we will provide over the term of the contract.
As part of cloud services and subscription revenues, in connection with cloud subscription and managed service contracts, we often agree to perform a variety of services before the customer goes live, such as, converting and migrating customer data, building interfaces and providing training. These services are considered an outsourced suite of professional services which can involve certain project-based activities. These services can be provided at the initiation of a contract, during the implementation or on an ongoing basis as part of the customer life cycle. These services can be charged separately on a fixed fee or time and materials basis, or the costs associated may be recovered as part of the ongoing cloud subscription or managed services fee. These outsourced professional services are considered to be distinct from the ongoing hosting services and represent a separate performance obligation within our cloud subscription or managed services arrangements. The obligation to provide outsourced professional services is satisfied over time, with the customer simultaneously receiving and consuming the benefits as we satisfy our performance obligations. For outsourced professional services, we recognize revenue by measuring progress toward the satisfaction of our performance obligation. Progress for services that are contracted for a fixed price is generally measured based on hours incurred as a portion of total estimated hours. As a practical expedient, when we invoice a customer at an amount that corresponds directly with the value to the customer of our performance to date, we recognize revenue at that amount.
Customer support revenue
Customer support revenue is associated with perpetual, term license and off-cloud subscription arrangements. As customer support is not critical to the customer’s ability to derive benefit from its right to use our software, customer support is considered as a distinct performance obligation when sold together in a bundled arrangement along with the software.
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
Transaction Price Allocation
In bundled arrangements, where we have more than one distinct performance obligation, we must allocate the transaction price to each performance obligation based on its relative SSP. However, in certain bundled arrangements, the SSP may not always be directly observable. For instance, in bundled arrangements with license and customer support, we allocate the transaction price between the license and customer support performance obligations using the residual approach because we have determined that the SSP for licenses in these arrangements are highly variable. We use the residual approach only for our license arrangements. When the SSP is observable but contractual pricing does not fall within our established SSP range, then an adjustment is required, and we will allocate the transaction price between license and customer support based on the relative SSP established for the respective performance obligations.
When two or more contracts are entered into at or near the same time with the same customer, we evaluate the facts and circumstances associated with the negotiation of those contracts. Where the contracts are negotiated as a package, we will account for them as a single arrangement and allocate the consideration for the combined contracts among the performance obligations accordingly.
Sales to resellers
We execute certain sales contracts through resellers, distributors and channel partners (collectively referred to as resellers). Typically, we conclude that the resellers are OpenText customers in our reseller agreements. The resellers have control over the pricing, service and products prior to being transferred to the end customer. We also assess the creditworthiness of each reseller and if they are newly formed, undercapitalized or in financial difficulty, we defer any revenues expected to emanate from such reseller and recognize revenue only when cash is received, and all other revenue recognition criteria under ASC Topic 606 are met.
Rights of return and other incentives
We do not generally offer rights of return or any other incentives such as concessions, product rotation, or price protection and, therefore, do not provide for or make estimates of rights of return and similar incentives. However, we do offer consumers who purchase certain of our products online directly from us an unconditional full 70-day money-back guarantee. Distributors and resellers are also permitted to return the consumer products, subject to certain limitations. Revenue is reduced for such rights based on the estimate of future returns originating from contractual agreements with these customers.
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

Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. We have determined that certain of our commission programs meet the requirements to be capitalized. Some commission programs are not subject to capitalization as the commission expense is paid and recognized as the related revenue is recognized. In assessing costs to obtain a contract, we apply a practical expedient that allows us to assess our incremental costs on a portfolio of contracts with similar characteristics instead of assessing the incremental costs on each individual contract. We do not expect the financial statement effects of applying this practical expedient to the portfolio of contracts to be materially different than if we were to apply the standard to each individual contract.
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
Our short-term capitalized costs to obtain a contract are included in Prepaid expenses and other current assets, while our long-term capitalized costs to obtain a contract are included in Other assets on our Consolidated Balance Sheets.
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
Advertising Expenses
Advertising costs, which include digital advertising, marketing programs and other promotional costs, are expensed as incurred. Advertising expenses incurred in Fiscal 2024, Fiscal 2023 and Fiscal 2022 were $66.9 million, $73.8 million and $59.6 million, respectively.
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
We account for our uncertain tax provisions by using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including the resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not that the position will be sustained on audit. On subsequent recognition and measurement, the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company’s best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We recognize both accrued interest and penalties related to liabilities for income taxes within the Provision for income taxes line of our Consolidated Statements of Income (see Note 15 “Income Taxes” for more details).
Equity investments
We invest in investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value, is recorded as a component of Other income, net in our Consolidated Statements of Income (see Note 23 “Other Income (Expense), Net” for more details).
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
We apply the provisions of ASC Topic 820, “Fair Value Measurement” (Topic 820), to our available-for-sale financial assets and derivative financial instruments that we are required to carry at fair value pursuant to other accounting standards (see Note 16 “Fair Value Measurement” for more details).
Foreign currency
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the previous month of the transaction. The effect of foreign currency translation adjustments are recorded as a component of Accumulated other comprehensive income (loss). Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item Other income, net for Fiscal 2024, Fiscal 2023 and Fiscal 2022 were $1.2 million, $56.6 million, and $(2.7) million, respectively.
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
Loss Contingencies
We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant legal matter and evaluate such matters to determine how they should be treated for accounting and disclosure purposes in accordance with the requirements of ASC Topic 450-20, “Loss Contingencies” (Topic 450-20). Specifically, this evaluation process includes the centralized tracking and itemization of the status of all our disputes and litigation items, discussing the nature of any litigation and claim, including any dispute or claim that is reasonably likely to result in litigation, with relevant internal and external counsel, and assessing the progress of each matter in light of its merits and our experience with similar proceedings under similar circumstances.
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
Accounting for Pensions, post-retirement and post-employment benefits
Pension expense is accounted for in accordance with ASC Topic 715, “Compensation-Retirement Benefits” (Topic 715). Pension expense consists of actuarially computed costs of pension benefits in respect of the current year of service, imputed returns on plan assets (for funded plans), imputed interest on pension obligations and amortization of actuarial gain/loss. The expected costs of post-retirement benefits, other than pensions, are accrued in the Consolidated Financial Statements based upon actuarial methods and assumptions.
The over-funded or under-funded status of defined benefit pension and other post-retirement plans are recognized as an asset or a liability (with the offset to Accumulated other comprehensive income (loss), net of tax, within Shareholders’ equity), respectively, on the Consolidated Balance Sheets. Actuarial gains or losses in excess of the greater of (i) 10% of the projected benefit obligation, or (ii) 10% of the plan assets, are recognized as a component of Other Comprehensive Income (Loss), net and subsequently amortized as a component of net periodic benefit costs over the weighted average of future working life of the plan’s active employees. See Note 12 “Pension Plans and Other Post Retirement Benefits” for more details.
Held for Sale Classification
Assessments for held for sale accounting classification are performed by the Company when events or changes in business circumstances indicate that a change in classification may be necessary. The Company classifies assets and liabilities to be disposed of as held for sale in the period in which they are available for immediate sale in their present condition and when the sale is probable and expected to be completed within one year. Assets and liabilities classified as held for sale are presented separately within current assets and liabilities in our Consolidated Balance Sheets and are measured at the lower of their carrying amount or fair value less costs to sell. Further, the Company ceases to record depreciation and amortization expense on assets that are classified as held for sale.
Accounting Pronouncements Adopted in Fiscal 2024
During Fiscal 2024, we adopted the following Accounting Standards Updates (ASU):

Supplier Financing Program Obligations
In September 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-04 “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This standard requires companies that participate in supplier finance programs in connection with the procurement of goods or services to disclose quantitative and qualitative information about the programs. We adopted this ASU as of July 1, 2023, which did not have a material impact on our Consolidated Financial Statements and related disclosures, as we had no material supplier finance program obligations as of June 30, 2024.
NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Year Ended June 30,
	2024	2023	2022
Total Revenues by Geography:
Americas (1)	$3,341,881	$2,785,003	$2,187,629
EMEA (2)	1,878,470	1,310,016	1,026,201
Asia Pacific (3)	549,226	389,961	280,014
Total revenues	$5,769,577	$4,484,980	$3,493,844

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$1,820,524	$1,700,433	$1,535,017
Customer support revenue	2,713,297	1,915,020	1,330,965
Total recurring revenues	$4,533,821	$3,615,453	$2,865,982
License revenue (perpetual, term and subscriptions)	834,162	539,026	358,351
Professional service and other revenue	401,594	330,501	269,511
Total revenues	$5,769,577	$4,484,980	$3,493,844

Total Revenues by Timing of Revenue Recognition:
Point in time	$834,162	$539,026	$358,351
Over time (including professional service and other revenue)	$4,935,415	$3,945,954	$3,135,493
Total revenues	$5,769,577	$4,484,980	$3,493,844
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

The balance for our contract assets and contract liabilities (i.e., deferred revenues) for the periods indicated below were as follows:

	As of June 30, 2024	As of June 30, 2023
Short-term contract assets	$66,450	$71,196
Long-term contract assets	$38,684	$64,553
Short-term deferred revenues	$1,521,416	$1,721,781
Long-term deferred revenues	$162,401	$217,771
The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and customer payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the year ended June 30, 2024, we reclassified $116.3 million (year ended June 30, 2023—$61.9 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the year ended June 30, 2024, 2023 and 2022 respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration, or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to cloud services and customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the year ended June 30, 2024 that was included in the deferred revenue balances at June 30, 2023 was $1.7 billion (year ended June 30, 2023 and 2022 —$887 million and $843 million, respectively).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2021:

Capitalized costs to obtain a contract as of June 30, 2021	$72,900
New capitalized costs incurred	39,852
Amortization of capitalized costs	(26,255)
Impact of foreign exchange rate changes	(3,935)
Capitalized costs to obtain a contract as of June 30, 2022	82,562
New capitalized costs incurred	47,305
Amortization of capitalized costs	(33,269)
Impact of foreign exchange rate changes	609
Capitalized costs to obtain a contract as of June 30, 2023	97,207
New capitalized costs incurred	60,507
Amortization of capitalized costs	(44,016)
Impact of foreign exchange rate changes	(246)
Divestiture of AMC business (Note 19)	(3,964)
Capitalized costs to obtain a contract as of June 30, 2024	$109,488
During the year ended June 30, 2024, 2023 and 2022 respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to Note 9 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2024, approximately $2.7 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 44% of this amount over the next 12 months and the remaining balance substantially over the next three years thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.
Refer to Note 2 “Accounting Policies and Recent Accounting Pronouncements” for additional information on our revenue policy.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of June 30, 2021	$22,151
Credit loss expense (recovery)	(1,913)
Write-off/adjustments	(3,765)
Balance as of June 30, 2022	$16,473
Credit loss expense (recovery)	(2,007)
Write-off/adjustments	(638)
Balance as of June 30, 2023	$13,828
Credit loss expense (recovery)	8,622
Write-off/adjustments	(9,196)
Divestiture of AMC business (Note 19)	(1,146)
Balance as of June 30, 2024	$12,108
Included in accounts receivable are unbilled receivables in the amount of $62.1 million as of June 30, 2024 (June 30, 2023—$66.5 million).
As of June 30, 2024, we have an allowance for credit losses of $0.5 million for contract assets (June 30, 2023—$0.3 million). For additional information on contract assets see Note 3 “Revenues” for more details.
NOTE 5—PROPERTY AND EQUIPMENT

	As of June 30, 2024
	Cost	Accumulated Depreciation	Net
Computer hardware	$423,689	$(281,331)	$142,358
Computer software	201,942	(161,726)	40,216
Capitalized software development costs	250,941	(153,285)	97,656
Leasehold improvements	128,787	(94,605)	34,182
Land and buildings	59,472	(19,333)	40,139
Furniture, equipment and other	54,083	(40,894)	13,189
Total	$1,118,914	$(751,174)	$367,740

	As of June 30, 2023
	Cost	Accumulated Depreciation	Net
Computer hardware	$386,400	$(254,131)	$132,269
Computer software	178,899	(135,123)	43,776
Capitalized software development costs	216,762	(122,730)	94,032
Leasehold improvements	123,607	(94,721)	28,886
Land and buildings	62,041	(18,020)	44,021
Furniture, equipment and other	55,741	(41,821)	13,920
Total	$1,023,450	$(666,546)	$356,904
Sale of Company Owned Facility
During the year ended June 30, 2024, we completed the sale of a Company owned facility with a carrying value of $4.5 million. The Company recognized a gain of $1.0 million on this sale in the Consolidated Statements of Income within Other income (expense), net.

NOTE 6—LEASES
We enter into operating leases, both domestically and internationally, for certain facilities, automobiles, data centers and equipment for use in the ordinary course of business. The duration of the majority of these leases generally ranges from 1 to 10 years, some of which include options to extend for an additional 3 to 5 years after the initial term. Additionally, the land upon which our headquarters in Waterloo, Ontario, Canada is located is leased from the University of Waterloo for a period of 49 years beginning in December 2005, with an option to renew for an additional term of 49 years. We also have finance lease liabilities comprised of equipment lease arrangements with an average duration of 4 to 5 years of which all are currently being sublet. Leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets.
The following illustrates the Consolidated Balance Sheets information related to leases:

		As of June 30, 2024	As of June 30, 2023
Operating Leases	Balance Sheet Location
Operating lease right of use assets	Operating lease right of use assets	$219,774	$285,723

Operating lease liabilities (current)	Operating lease liabilities	$76,446	$91,425
Operating lease liabilities (noncurrent)	Long-term operating lease liabilities	218,174	271,579
Total operating lease liabilities		$294,620	$363,004

Finance Leases
Finance lease receivables (current)	Prepaid expenses and other current assets	$4,031	$6,362
Finance lease receivables (noncurrent)	Other assets	2,329	5,515
Total finance lease receivables		$6,360	$11,877

Finance lease liabilities (current)	Accounts payable and accrued liabilities	$3,173	$5,281
Finance lease liabilities (noncurrent)	Accrued liabilities	2,327	5,500
Total finance lease liabilities		$5,500	$10,781
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of June 30, 2024	As of June 30, 2023
Weighted-average remaining lease term
Operating leases	5.13 years	5.62 years
Finance leases	1.85 years	2.40 years
Weighted-average discount rate
Operating leases	5.00%	4.66%
Finance leases	5.47%	5.60%
Lease Costs and Other Information
The following illustrates the various components of lease costs for the period indicated:

	Year Ended June 30,
	2024	2023	2022
Operating lease cost	$90,383	$72,977	$62,401
Short-term lease cost	2,920	4,195	687
Variable lease cost	5,084	3,488	2,694
Sublease income	(12,941)	(12,518)	(10,008)
Total lease cost	$85,446	$68,142	$55,774

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of lease liabilities, and, as such, are excluded from the amounts below:

	Year Ended June 30,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$109,708	$93,556	$70,611
Finance leases	$5,722	$2,473	$—
Right of use assets obtained in exchange for new lease liabilities:
Operating leases (1) (2)	$30,869	$29,551	$39,155
___________________________
(1)The year ended June 30, 2023 excludes the impact of $129.7 million of right of use assets obtained through the Micro Focus Acquisition. See Note 19 “Acquisitions and Divestitures” for further details including the finalization of the purchase price allocation for the Micro Focus Acquisition.
(2)The year ended June 30, 2022 excludes the impact of $8.1 million of right of use assets obtained through the acquisition of Zix Corporation. See Note 19 “Acquisitions and Divestitures” for further details including the finalization of the purchase price allocation.
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our lease liabilities as of June 30, 2024:

Fiscal years ending June 30,	Operating Leases	Finance Leases
2025	$88,768	$3,367
2026	71,209	1,939
2027	58,163	459
2028	44,680	—
2029	25,025	—
Thereafter	43,439	—
Total lease payments	$331,284	$5,765
Less: Imputed interest	(36,664)	(265)
Total	$294,620	$5,500
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $10.7 million in Fiscal 2025 and $24.0 million thereafter.

NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill:

Balance as of June 30, 2022	$5,244,653
Acquisition of Micro Focus (Note 19)	3,417,635
Acquisition of Zix Corporation (Note 19) (1)	4,878
Impact of foreign exchange rate changes	(4,563)
Balance as of June 30, 2023	8,662,603
Acquisition of Micro Focus (Note 19) (2)	(32,063)
Divestiture of AMC business (Note 19)	(1,139,403)
Other acquisitions (Note 19)	4,649
Impact of foreign exchange rate changes	(7,419)
Balance as of June 30, 2024	$7,488,367
______________________
(1)Adjustments relate to the measurement period, which closed on December 23, 2022.
(2)Adjustments relate to the measurement period, which closed on February 1, 2024.

NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2024
	Cost (1)	Accumulated Amortization (1)	Net (1)
Technology assets	$1,153,457	$(342,528)	$810,929
Customer assets	2,762,371	(1,087,036)	1,675,335
Total	$3,915,828	$(1,429,564)	$2,486,264

	As of June 30, 2023
	Cost	Accumulated Amortization	Net
Technology assets	$1,815,260	$(385,868)	$1,429,392
Customer assets	3,691,252	(1,039,765)	2,651,487
Total	$5,506,512	$(1,425,633)	$4,080,879
______________________
(1)Excludes technology and customer intangible net assets with cost of $432.1 million and $610.2 million respectively, accumulated amortization of $48.6 million and $62.9 million respectively, and net book value of $383.5 million and $547.3 million, respectively, disposed of as part of the AMC Divestiture. See Note 19 “Acquisitions and Divestitures” for more details.
Where applicable, the above balances as of June 30, 2024 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the year ended June 30, 2024. The impact of this resulted in reductions to the cost and accumulated amortization of technology assets and customer assets of $240 million and $322 million, respectively. The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and nine years, respectively.

The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2025	$510,452
2026	467,124
2027	396,817
2028	379,177
2029	283,144
2030 and Thereafter	449,550
Total	$2,486,264

NOTE 9—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of June 30, 2024	As of June 30, 2023
Deposits and restricted cash	$4,142	$2,621
Capitalized costs to obtain a contract	44,577	39,685
Short-term prepaid expenses and other current assets	192,065	175,879
Derivative asset (1)	2,127	3,547
Total	$242,911	$221,732
______________________
(1)Represents the asset related to our derivative instrument activity. See Note 17 “Derivative Instruments and Hedging Activities” for more details.
Other assets:

	As of June 30, 2024	As of June 30, 2023
Deposits and restricted cash	$20,063	$20,418
Capitalized costs to obtain a contract	64,911	57,522
Investments	124,168	147,974
Available-for-sale financial assets	40,541	39,858
Long-term prepaid expenses and other long-term assets	48,598	76,546
Total	$298,281	$342,318
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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and is subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Consolidated Statements of Income (see Note 23 “Other Income (Expense), Net”). During the year ended June 30, 2024, our share of income (loss) from these investments was $(18.2) million (year ended June 30, 2023 and 2022 — $(23.1) million and $58.7 million, respectively).
A portion of the available-for-sale financial assets relate to contractual arrangements under insurance policies held by the Company with guaranteed interest rates that are utilized to meet certain pension and post retirement obligations but do not meet the definition of a plan asset. The remaining portion of available-for-sale financial assets are primarily comprised of various debt and equity funds, which are valued utilizing market quotes provided by our third-party custodian. These arrangements are treated as available-for-sale financial assets measured at fair value quarterly (see Note 16 “Fair Value Measurement”) with unrealized gains and losses recorded within Other comprehensive income (loss), net (see Note 21 “Accumulated Other Comprehensive Income (Loss)”).

Prepaid expenses and other assets, both short-term and long-term, include advance payments on licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.
NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of June 30, 2024	As of June 30, 2023
Accounts payable—trade	$151,202	$162,720
Accrued salaries, incentives and commissions	267,991	333,543
Accrued liabilities	262,190	239,817
Accrued sales and other tax liabilities	21,167	25,439
Derivative liability (1)	159,234	161,191
Accrued interest on long-term debt	38,670	37,563
Amounts payable in respect of restructuring and other special charges	22,489	30,073
Asset retirement obligations	8,173	5,915
Total	$931,116	$996,261
______________________
(1)Represents the liability related to our derivative instrument activity (see Note 17 “Derivative Instruments and Hedging Activities” for more details).
Long-term accrued liabilities:

	As of June 30, 2024	As of June 30, 2023
Amounts payable in respect of restructuring and other special charges	$9,682	$8,875
Other accrued liabilities	15,390	17,749
Asset retirement obligations	21,411	25,337
Total	$46,483	$51,961
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of June 30, 2024, the present value of this obligation was $29.6 million (June 30, 2023—$31.3 million), with an undiscounted value of $32.8 million (June 30, 2023—$35.0 million).

NOTE 11—LONG-TERM DEBT

	As of June 30, 2024	As of June 30, 2023
Total debt
Senior Notes 2031	$650,000	$650,000
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	850,000
Senior Notes 2028	900,000	900,000
Senior Secured Notes 2027	1,000,000	1,000,000
Term Loan B	—	947,500
Acquisition Term Loan	2,221,225	3,567,075
Revolver	—	275,000
Total principal payments due	6,521,225	9,089,575

Unamortized debt discount and issuance costs (1) (2)	(128,432)	(206,629)
Total amount outstanding	6,392,793	8,882,946
Less:
Current portion of long-term debt
Term Loan B	—	10,000
Acquisition Term Loan	35,850	35,850
Revolver	—	275,000
Total current portion of long-term debt	35,850	320,850

Non-current portion of long-term debt	$6,356,943	$8,562,096
______________________
(1)During the year ended June 30, 2024, we recorded $3.5 million of debt issuance costs, related to the amendment of the Revolver (as defined below) and the modification of the Acquisition Term Loan (as defined below) (year ended June 30, 2023—$185.6 million of debt discount and issuance costs related to the issuance of Senior Secured Notes 2027 and Acquisition Term Loan, each as defined below).
(2)During the year ended June 30, 2024, we recognized a loss on debt extinguishment of $56.4 million related to the acceleration and recognition of unamortized debt discount and issuance costs related to the optional repayments of the Acquisition Term Loan and Term Loan B (as defined below) in Fiscal 2024.
Senior Unsecured Fixed Rate Notes
Senior Notes 2031
On November 24, 2021, Open Text Holdings, Inc. (OTHI) a wholly-owned indirect subsidiary of the Company, issued $650 million in aggregate principal amount of 4.125% senior notes due 2031 guaranteed by the Company (Senior Notes 2031) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (Securities Act), and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2031 bear interest at a rate of 4.125% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2022. Senior Notes 2031 will mature on December 1, 2031, unless earlier redeemed, in accordance with their terms, or repurchased. On July 1, 2024, OTHI merged with and into Open Text Inc. (OTI), a wholly-owned indirect subsidiary of the Company. As a result of the merger, OTI assumed all rights and obligations of OTHI concerning the Senior Notes 2031, effective July 1, 2024.
For the year ended June 30, 2024, we recorded interest expense of $26.8 million relating to Senior Notes 2031 (year ended June 30, 2023 and 2022—$26.8 million and $16.1 million, respectively)
Senior Notes 2030
On February 18, 2020, OTHI issued $900 million in aggregate principal amount of 4.125% senior notes due 2030 guaranteed by the Company (Senior Notes 2030) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2030 bear interest at a rate of 4.125% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2030 will mature on February 15, 2030, unless earlier redeemed, in accordance with their terms, or repurchased. On July 1, 2024, as a result of the merger of OTHI with and into OTI, OTI assumed all rights and obligations of OTHI concerning the Senior Notes 2030, effective July 1, 2024.
For the year ended June 30, 2024, we recorded interest expense of $37.1 million relating to Senior Notes 2030 (year ended June 30, 2023 and 2022—$37.1 million and $37.1 million, respectively).
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
For the year ended June 30, 2024, we recorded interest expense of $32.9 million relating to Senior Notes 2029 (year ended June 30, 2023 and 2022—$32.9 million and $19.8 million, respectively).
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
For the year ended June 30, 2024, we recorded interest expense of $34.9 million relating to Senior Notes 2028 (year ended June 30, 2023 and 2022—$34.9 million and $34.9 million, respectively).
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
For the year ended June 30, 2024, we did not record any interest expense relating to Senior Notes 2026 (year ended June 30, 2023 and 2022—nil and $21.9 million, respectively).
Senior Secured Fixed Rate Notes
Senior Secured Notes 2027
On December 1, 2022, we issued $1 billion in aggregate principal amount of senior secured notes due 2027 (Senior Secured Notes 2027, and together with the Senior Notes 2031, Senior Notes 2030, Senior Notes 2029, and Senior Notes 2028, the Senior Notes) in connection with the financing of the Micro Focus Acquisition in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Secured Notes 2027 bear interest at a rate of 6.90% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2023. Senior Secured Notes 2027 will mature on December 1, 2027, unless earlier redeemed, in accordance with their terms, or repurchased.
The Senior Secured Notes 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries, and are secured with the same priority as the Company’s senior credit facilities. The Senior Secured Notes 2027 and the related guarantees are effectively senior to all of the Company’s and the guarantors’ senior unsecured debt to the extent of the value of the Collateral (as defined in the indenture to the Senior Secured Notes 2027) and are structurally subordinated to all existing and future liabilities of each of the Company’s existing and future subsidiaries that do not guarantee the Senior Secured Notes 2027. As of June 30, 2024, the Senior Secured Notes 2027 bear an effective interest rate of 7.39%. The effective interest rate includes interest expense of $69.0 million and amortization of debt discount and issuance costs of $2.7 million.
For the year ended June 30, 2024, we recorded interest expense of $69.0 million, relating to Senior Secured Notes 2027 (year ended June 30, 2023 and 2022—$40.3 million and nil, respectively).
Term Loan B
On May 30, 2018, we entered into a credit facility which provides for a $1 billion term loan facility (Term Loan B), and borrowed under the facility to, among other things, repay in full the loans under our prior $800 million term loan facility originally entered into on January 16, 2014. On June 6, 2023, we amended the Term Loan B to replace the LIBOR benchmark rate applicable to borrowings under Term Loan B with a SOFR benchmark rate. On May 6, 2024, we used a portion of the net proceeds from the AMC Divestiture to prepay in full the outstanding principal balance of $940 million under Term Loan B, at which point all remaining commitments under Term Loan B were reduced to zero and Term Loan B was terminated, which resulted in a loss on debt extinguishment of $1.8 million relating to unamortized debt issuance costs (see Note 23 “Other Income (Expense), Net” for more details).
As of June 30, 2024, we had no outstanding aggregate principal balance under Term Loan B (June 30, 2023—$947.5 million). For the year ended June 30, 2024, we recorded interest expense of $58.4 million relating to Term Loan B (year ended June 30, 2023 and 2022—$54.0 million and $19.7 million, respectively).
Revolver
On December 19, 2023, we amended our committed revolving credit facility (the Revolver) to, among other things, extend the maturity from October 31, 2024 to December 19, 2028, and to remove the 10-basis point credit spread adjustment for loans bearing interest based on the SOFR rate. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with the Acquisition Term Loan (as defined below) and Senior Secured Notes 2027.
The Revolver has no fixed repayment date prior to the end of the term. On June 6, 2023, we entered into an amendment to replace the LIBOR benchmark rate applicable to borrowings under the Revolver with SOFR benchmark rate. Borrowings under the Revolver currently bear interest per annum at a floating rate of interest equal to Term SOFR (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%.
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2024, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 2.32:1.00.
As of June 30, 2024, we had no outstanding balance under the Revolver (June 30, 2023—$275.0 million). For the year ended June 30, 2024, we recorded interest expense of $2.2 million relating to the Revolver (year ended June 30, 2023 and 2022—$10.1 million and nil, respectively, relating to amounts previously drawn).
Acquisition Term Loan
On December 1, 2022, we amended our first lien term loan facility (the Acquisition Term Loan), dated as of August 25, 2022, to increase the aggregate commitments under the senior secured delayed-draw term loan facility from an aggregate principal amount of $2.585 billion to an aggregate principal amount of $3.585 billion. During the third quarter of Fiscal 2023, the Company drew down $3.585 billion from the Acquisition Term Loan, net of original issuance discount of 3% and other fees (see Note 19 “Acquisitions and Divestitures” for more details). On August 14, 2023, we amended the Acquisition Term Loan, to reduce the applicable interest rate margin by 0.75% over the remaining term of the Acquisition Term Loan. On May 15, 2024, we further amended the Acquisition Term Loan, to reduce the applicable interest rate margin by 0.5% and remove the 10-basis point credit spread adjustment for loans bearing interest based on the SOFR rate. Both of the above reductions in interest rate margin on the Acquisition Term Loan resulting from the amendments were accounted for by the Company as debt modifications.

The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR plus an applicable margin of 2.25%. As of June 30, 2024, the outstanding balance on the Acquisition Term Loan bears an interest rate of 7.58%. As of June 30, 2024, the Acquisition Term Loan bears an effective interest rate of 8.67%. The effective interest rate includes interest expense of $272.5 million and amortization of debt discount and issuance costs of $18.3 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of June 30, 2024, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 2.32:1.00.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver and the Senior Secured Notes 2027.
On October 20, 2023 and January 22, 2024, the Company made prepayments of $75 million and $175 million, respectively, on the Acquisition Term Loan using cash on hand. On May 6, 2024, the Company used a portion of the net proceeds from the AMC Divestiture to prepay $1.06 billion of the outstanding principal balance of the Acquisition Term Loan. As a result of these prepayments in Fiscal 2024, the Company recognized a loss on debt extinguishment of $54.6 million relating to unamortized debt issuance costs (see Note 23 “Other Income (Expense), Net” for more details).
For the year ended June 30, 2024, we recorded interest expense of $272.5 million relating to the Acquisition Term Loan (year ended June 30, 2023 and 2022—$125.7 million and nil, respectively).
Bridge Loan
On August 25, 2022, we entered into a bridge loan agreement (Bridge Loan) which provided for commitments of up to $2.0 billion to finance a portion of the repayment of Micro Focus’ existing debt. On December 1, 2022, we entered into an amendment to the Bridge Loan that reallocated commitments under the Bridge Loan to the Acquisition Term Loan. In connection with the amendment to the Bridge Loan and the receipt of proceeds from the issuance of the Senior Secured Notes 2027, all remaining commitments under the Bridge Loan were reduced to zero and the Bridge Loan was terminated, which resulted in a loss on debt extinguishment of $8.2 million relating to unamortized debt issuance costs (see Note 23 “Other Income (Expense), Net” for more details).
For the year ended June 30, 2024, we did not have any borrowings or record any interest expense relating to the Bridge Loan (year ended June 30, 2023—nil).
Debt Discount and Issuance Costs
Debt discount and issuance costs relate primarily to costs incurred for the purpose of obtaining or amending our credit facilities and issuing our Senior Notes, and are being amortized through interest expense over the respective terms of the Senior Notes and Acquisition Term Loan using the effective interest method and straight-line method for the Revolver.

NOTE 12—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
Defined Benefit Plans
The Company has 51 pension and other post retirement plans in multiple countries, including 37 defined benefit and other post retirement benefit plans which were assumed as part of the Micro Focus Acquisition (see Note 19 “Acquisitions and Divestitures” for more details). All of our pension and other post retirement plans are located outside of Canada and the United States. The plans are primarily located in Germany, which, as of June 30, 2024, make up approximately 58% of the total net benefit pension obligations.
Our defined benefit pension plans include a mix of final salary type plans which provide for retirement, old age, disability and survivor’s benefits. Final salary type pension plans provide benefits to members either in the form of a lump sum payment or a guaranteed level of pension payable for life in the case of retirement, disability and death. Benefits under our final salary type plans are generally based on the participant’s age, compensation and years of service as well as the social security ceiling and other factors. Many of these plans are closed to new members. The net periodic costs of these plans are determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs.
Other post-retirement plans include statutory plans that offer termination, indemnity or other end of service benefits. Many of these plans were assumed through our acquisitions or are required by local regulatory and statutory requirements. All of our defined benefit and other post retirement plans are included in the aggregate projected benefit obligation within Pension liability, net on our Consolidated Balance Sheets.
The Company does not intend to make any cash contributions to any defined benefit pension or post-retirement plans unless required by the local regulatory or statutory requirements. For the year ended June 30, 2024, we made cash contributions of $4.2 million (year ended June 30, 2023 and 2022—$6.5 million and $3.7 million, respectively). For Fiscal 2025, we expect to make cash contributions of $7.6 million to our defined benefit plans.
As part of the Micro Focus Acquisition (see Note 19 “Acquisitions and Divestitures” for more details), we assumed a total of 37 defined benefit plans, all located outside of Canada and the United States. As of June 30, 2024, these assumed plans carried a net liability of $48.9 million and are funded at 77% of the defined benefit obligations. Plan assets that partially fund these assumed defined benefit obligations are primarily classified within Level 1 and Level 2 of the fair value hierarchy and consist primarily of investments in equity and debt funds. Plan assets exclude insurance contracts with guaranteed interest rates classified as Level 3 available-for-sale financial assets of $24.9 million that do not meet the definition of a qualifying insurance policy, as they have not been pledged to the defined benefit and other post retirement plans (see Note 16 “Fair Value Measurement” for more details). As of June 30, 2024, the fair value of these acquired plan assets was $167.0 million.
The following tables provides the details of the funded status of our defined benefit pension and other post-retirement plans:

	As of June 30, 2024	As of June 30, 2023
Plan assets	$217,324	$208,363
Projected benefit obligations	(349,427)	(339,179)
Funded status	$(132,103)	$(130,816)
The following tables provides details of the net benefit obligations of our defined benefit pension and other post-retirement plans:

	As of June 30, 2024	As of June 30, 2023
Current portion of benefit obligation(1)	$4,848	$4,504
Non-current portion of benefit obligation	127,255	126,312
Total	$132,103	$130,816
______________________
(1) The current portion of the benefit obligation has been included within “Accrued salaries, incentives and commissions,” all within Accounts payable and accrued liabilities in the Consolidated Balance Sheets (see Note 10 “Accounts Payable and Accrued Liabilities” for more details).

The following tables provides the details of the change in the benefit obligation and plan assets for the periods indicated:

	As of June 30, 2024	As of June 30, 2023
Benefit obligation—beginning of fiscal year	$339,179	$115,591
Service cost	11,073	6,921
Interest cost	12,345	7,091
Benefits paid	(3,204)	(3,293)
Company contributions	(3,849)	20
Employee contributions	2,007	1,393
Plan settlement	(7,089)	(2,789)
Plan amendment	1,501	(221)
Net transfers	(228)	205,556
Actuarial (gain) loss	3,412	6,199
Foreign exchange (gain) loss	(5,720)	2,711
Benefit obligation—end of period	349,427	339,179
Less: Current portion	4,848	4,504
Non-current portion of benefit obligation	$344,579	$334,675

	As of June 30, 2024	As of June 30, 2023
Plan assets—beginning of fiscal year	$208,363	$52,111
Benefit payments from plan assets	(2,520)	(325)
Expected return on plan assets	11,400	5,502
Return on plan assets	3,973	(3,174)
Company contributions	3,454	3,522
Employee contributions	2,007	1,515
Net transfers	—	150,058
Plan settlement	(7,089)	(2,789)
Foreign exchange (gain) loss	(2,264)	1,943
Plan assets—end of period	$217,324	$208,363
The following table provides details of net pension expense for the periods indicated:

	Year Ended June 30,
Pension expense:	2024	2023	2022
Service cost	$11,073	$6,921	$4,404
Interest cost	12,345	7,091	2,271
Expected return of plan assets	(11,400)	(5,502)	(1,299)
Amortization of actuarial (gains) losses	643	246	1,008
Settlement cost	1,220	451	—
Net pension expense	$13,881	$9,207	$6,384
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under Interest and other related expense, net on our Consolidated Statements of Income.
The following table provides details of amounts recognized in Other Comprehensive Income:

	Year Ended June 30,
	2024	2023	2022
Net actuarial gain (loss)	$1,598	$(9,017)	$7,461
Amortization of actuarial loss (gain)	643	246	1,008
Settlement cost and plan amendments	(193)	673	—
Total recognized in other comprehensive income	$2,048	$(8,098)	$8,469

The following table provides details of the plan assets measured at fair value presented by asset category and fair value hierarchy for the periods indicated:

	As of June 30, 2024				As of June 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$2,444	$—	$—	$2,444	$2,924	$—	$—	$2,924
Debt funds	82,264	9,301	—	91,565	73,053	14,765	—	87,818
Equity funds	79,538	6,122	—	85,660	66,975	5,745	—	72,720
Real estate funds	4,438	70	4,771	9,279	235	72	6,420	6,727
Other	22,002	4,487	1,887	28,376	9,497	26,625	2,052	38,174
Total	$190,686	$19,980	$6,658	$217,324	$152,684	$47,207	$8,472	$208,363
The Company’s investment objective with respect to its defined benefit plan assets is to achieve an optimal rate of return over the long term while managing an appropriate level of risk to meet adequate future benefit obligations. Plan assets are managed by investment fiduciaries that determine the appropriate asset allocation, risk tolerance, fund diversification and investment strategies to achieve the long term investment objectives of the plan assets.
In determining the fair value of the defined benefit obligations as of June 30, 2024 and 2023, we used the following weighted-average key assumptions:

	Year Ended June 30,
	2024	2023
Assumptions:
Salary increases	3.0%	2.9%
Pension increases	2.1%	2.1%
Discount rate	3.8%	3.9%
Expected return on plan assets	5.5%	5.8%
Normal retirement age	64	64
Anticipated pension payments under the defined benefit plans for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2025	$18,425
2026	14,087
2027	16,443
2028	18,112
2029	19,805
2030 to 2034	115,117
Total	$201,989
Defined Contribution Plans
The Company has various defined contribution retirement plans around the world covering many of its employees. Under these plans, employees can contribute a portion of their salary to the plan and the Company makes minimum non-elective contributions, discretionary contributions, and matching contributions, depending on the terms of the specific plan. The majority of the plans are primarily located in Canada, the United States, the United Kingdom and Germany. For the year ended June 30, 2024, we made contributions of $54.7 million relating to the defined contribution retirement plans (year ended June 30, 2023 and 2022—$40.0 million and $24.0 million, respectively).
NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the year ended June 30, 2024, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $1.00 per Common Share in the aggregate amount of $267.4 million, which we paid during the same period (year ended June 30, 2023 and 2022—$0.9720 and $0.8836 per Common Share, respectively, in the aggregate amount of $259.5 million and $237.7 million, respectively).

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
During the year ended June 30, 2024, we repurchased 1,400,000 Common Shares on the open market at a cost of $53.1 million for potential settlement of awards under “Long-Term Incentive Plans” and “Restricted Share Units” or other plans as described below (year ended June 30, 2023 and 2022—521,136 and 2,630,000 Common Shares, respectively, at a cost of $21.9 million and $111.6 million, respectively).
During the year ended June 30, 2024, we delivered to eligible participants 1,800,395 Common Shares that were purchased in the open market in connection with the settlement of awards and other plans (year ended June 30, 2023 and 2022—691,181 and 491,244 Common Shares, respectively).
Share Repurchase Plan
On November 4, 2021, the Board authorized a share repurchase plan (Fiscal 2022 Repurchase Plan), pursuant to which we were authorized to purchase in open market transactions, from time to time over the 12-month period commencing November 12, 2021, up to an aggregate of $350 million of our Common Shares. .
On April 30, 2024, the Board authorized a share repurchase plan (Fiscal 2024 Repurchase Plan) pursuant to which we were authorized to purchase for cancellation, in open market transactions from time to time over the 12-month period commencing on May 7, 2024 until May 6, 2025, up to $250 million of our Common Shares. The Fiscal 2024 Repurchase Plan includes a normal course issuer bid to provide means to execute purchases over the Toronto Stock Exchange (TSX). During the year ended June 30, 2024, we repurchased and cancelled 5,073,913 Common Shares for $152.3 million, inclusive of 2% Canadian excise taxes recorded (year ended June 30, 2023 and 2022— nil and 3,809,559 Common Shares for nil and $177.0 million, respectively).

Share-Based Payments
Share-based compensation expense for the periods indicated below is detailed as follows:

	Year Ended June 30,
	2024	2023	2022
Stock options	$18,167	$20,144	$17,091
Performance Share Units (issued under LTIP)	26,415	18,631	13,844
Restricted Share Units (issued under LTIP)	10,677	9,762	7,799
Restricted Share Units (other)	75,642	72,149	20,859
Deferred Share Units (directors)	3,162	4,036	3,993
Employee Stock Purchase Plan	6,016	5,580	5,970
Total share-based compensation expense	$140,079	$130,302	$69,556
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented. We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.

A summary of unrecognized compensation cost for unvested shared-based payment awards is as follows:

	As of June 30, 2024
	Unrecognized Compensation Cost	Weighted Average Recognition Period (years)
Stock Options (issued under Stock Option Plans)	$41,261	2.5
Performance Share Units (issued under LTIP)	42,486	1.7
Restricted Share Units (issued under LTIP)	17,058	1.9
Restricted Share Units (other)	66,999	1.6
Total unrecognized share-based compensation cost	$167,804
Stock Option Plans
A summary of stock options outstanding under our 2004 Stock Option Plan is set forth below.

2004 Stock Option Plan
Date of inception	Oct-04
Eligibility	Eligible employees, as determined by the Board of Directors
Options granted to date	48,015,347
Options exercised to date	(22,937,101)
Options cancelled to date	(12,870,834)
Options outstanding	12,207,412
Options available for issuance	5,018,767
Termination grace periods	Immediately “for cause”; 90 days for any other reason; 180 days due to death
Vesting schedule	25% per year, unless otherwise specified
Exercise price range	$26.81 - $52.62
Expiration dates	7/5/2024 - 5/06/2031
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
A summary of activity under our stock option plans for the year ended June 30, 2024 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2023	12,219,439	$38.44	4.68	$62,473
Granted	2,148,780	36.55
Exercised	(944,092)	33.21
Forfeited or expired	(1,216,715)	38.46
Outstanding at June 30, 2024	12,207,412	$38.51	4.31	$6,142
Exercisable at June 30, 2024	4,616,707	$41.22	2.93	$280

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Year Ended June 30,
	2024	2023	2022
Weighted–average fair value of options granted	$9.00	$6.75	$9.02
Weighted-average assumptions used:
Expected volatility	30.46%	28.73%	26.39%
Risk–free interest rate	4.44%	3.98%	1.15%
Expected dividend yield	2.73%	3.07%	1.78%
Expected life (in years)	4.26	4.20	4.15
Forfeiture rate (based on historical rates)	7%	7%	7%
Average exercise share price	$36.55	$31.13	$48.20
Performance Options
During the year ended June 30, 2024, we did not grant performance options (year ended June 30, 2023 and 2022—1,000,000 and nil performance options, respectively).
For the periods in which performance options were granted, as indicated, the weighted-average fair value of performance options and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Year Ended June 30,
	2024	2023	2022
Weighted–average fair value of options granted	$—	$8.09	$—
Derived service period (in years)	—	1.70	—
Weighted-average assumptions used:
Expected volatility	—%	26.00%	—%
Risk–free interest rate	—%	3.21%	—%
Expected dividend yield	—%	2.00%	—%
Average exercise share price	$—	$31.89	$—
Summary of Stock Options and Performance Options
The aggregate intrinsic value of options exercised during the year ended June 30, 2024 was $7.0 million (year ended June 30, 2023 and 2022—$1.8 million and $17.0 million, respectively). For the year ended June 30, 2024, cash in the amount of $31.4 million was received as the result of the exercise of options granted under share-based payment arrangements (year ended June 30, 2023 and 2022—$7.8 million and $32.7 million, respectively). The tax benefit realized by us during the year ended June 30, 2024 from the exercise of options eligible for a tax deduction was $1.5 million (year ended June 30, 2023 and 2022—$0.3 million and $2.8 million, respectively).
Long-Term Incentive Plans
We incentivize certain eligible employees, in part, with long-term compensation pursuant to our LTIP. The LTIP is a rolling three-year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or Restricted Share Units (RSUs). Target PSUs become vested upon the achievement of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. The Performance Conditions for vesting of the outstanding PSUs are based on market conditions or performance based revenue conditions. RSUs become vested when an eligible employee remains employed throughout the vesting period. For the year ended June 30, 2024, we settled LTIP awards that vested by delivering to eligible participants 223,577 Common Shares that were purchased in the open market at a cost of $10.7 million.
PSUs and RSUs granted under the LTIP have been measured at fair value as of the effective date, consistent with ASC Topic 718, and will be charged to share-based compensation expense over the remaining life of the plan. We estimate the fair value of PSUs with market based conditions using the Monte Carlo pricing model and RSUs have been valued based upon their grant date fair value. The fair value of PSUs with performance based conditions have been valued based upon their grant date fair value. Beginning in Fiscal 2024 certain PSU and RSU grants were eligible to receive dividend equivalent units that vest under the same conditions as the underlying grants.

Performance Share Units (Issued Under LTIP)
A summary of activity under our performance share units issued under the LTIP for the year ended June 30, 2024 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2023	1,013,385	$61.64	1.75	$42,106
Granted (1)	1,006,609	51.13
Vested (1)	(240,741)	61.23
Forfeited or expired	(174,137)	55.64
Outstanding at June 30, 2024	1,605,116	$56.09	1.70	$48,218
______________________
(1)PSUs are earned based on market or performance conditions and the actual number of PSUs earned, if any, is dependent upon performance and may range from 0 to 200 percent.
For the periods indicated, the weighted-average fair value of market based PSUs issued under LTIP, and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Year Ended June 30,
	2024	2023	2022
Weighted–average fair value of performance share units granted	$21.17 - $59.48	$43.10 - $55.06	$69.78 - $75.15
Weighted-average assumptions used:
Expected volatility	28.05%	29.00%	28.00%
Risk–free interest rate	4.38% - 4.95%	3.13% - 3.39%	0.45% - 0.71%
Expected dividend yield	—%	—%	1.7% - 1.8%
Expected life (in years)	3.00	3.11	3.10
Forfeiture rate (based on historical rates)	7%	7%	7%
Weighted–average fair value of performance share units vested	$—	$41.75	$30.39
Aggregate intrinsic value of performance share units vested ($ in ‘000’s)	$—	$6,216	$10,370
The weighted average fair value of the performance based PSUs granted was $40.14 for the year ended June 30, 2024.
Restricted Share Units (Issued Under LTIP)
A summary of activity under our RSUs issued under the LTIP for the year ended June 30, 2024 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2023	774,360	$42.83	1.68	$32,175
Granted	535,801	35.07
Vested	(223,577)	43.40
Forfeited or expired	(130,259)	39.23
Outstanding at June 30, 2024	956,325	$39.61	1.77	$28,728
For the periods indicated, the weighted-average fair value and aggregate intrinsic value of RSUs (issued under LTIP) were as follows:

	Year Ended June 30,
	2024	2023	2022
Weighted–average fair value of restricted share units granted	$35.07	$38.82	$49.91
Weighted–average fair value of restricted share units vested	$43.40	$36.83	$37.36
Aggregate intrinsic value of restricted share units vested ($ in ‘000’s)	$9,093	$3,947	$9,139

Restricted Share Units (Other)
In addition to the grants made in connection with the LTIP plans discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. RSUs (other) vest over a specified contract date, typically two or three years from the respective date of grants.
A summary of activity under our RSUs (other) issued for the year ended June 30, 2024 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2023	5,310,595	$36.43	1.97	$220,655
Granted	1,419,810	38.04
Vested	(1,576,565)	40.94
Forfeited or expired	(597,885)	35.76
Outstanding at June 30, 2024	4,555,955	$35.87	1.79	$136,861
For the periods indicated, the weighted-average fair value and intrinsic value of RSUs (other) were as follows:

	Year Ended June 30,
	2024	2023	2022
Weighted–average fair value of restricted share units granted	$38.04	$30.46	$44.81
Weighted–average fair value of restricted share units vested	$40.94	$36.33	$45.73
Aggregate intrinsic value of restricted share units vested ($ in ‘000’s)	$62,821	$15,755	$7,406
During the year ended June 30, 2024, we delivered to eligible participants 1,576,565 Common Shares that were purchased in the open market in connection with the settlement of vested RSUs, at a cost of $70.7 million (year ended June 30, 2023 and 2022—400,210 and 141,452 Common Shares, respectively, with a cost of $17.6 million and $5.9 million).
Deferred Share Units (DSUs)
The DSUs are granted to certain non-employee directors. DSUs are issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
A summary of activity under our deferred share units issued for the year ended June 30, 2024 is as follows:

	Units	Weighted-Average Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2023 (1)	994,568	$29.98	0.36	$41,324
Granted (2)	87,903	38.43
Outstanding at June 30, 2024 (2)	1,082,471	$30.67	0.42	$32,517
______________________
(1)    Includes 90,906 unvested DSUs.
(2)    Includes 47,871 unvested DSUs.
For the periods indicated, the weighted-average fair value and intrinsic value of DSUs were as follows:

	Year Ended June 30,
	2024	2023	2022
Weighted–average fair value of deferred share units granted	$38.43	$29.72	$50.04
Weighted–average fair value of deferred share units vested	$36.81	$32.44	$41.24
Aggregate intrinsic value of deferred share units vested ($ in ‘000’s)	$1,461	$1,565	$4,133

During the year ended June 30, 2024, we settled no DSUs at a cost of nil (year ended June 30, 2023 and 2022—30,273 and nil Common Shares, respectively, with a cost of $1.1 million and nil, respectively).
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%. During the year ended June 30, 2024, 1,176,466 Common Shares were eligible for issuance to employees enrolled in the ESPP (year ended June 30, 2023 and 2022—1,089,120 and 931,036 Common Shares, respectively). During the year ended June 30, 2024, cash in the amount of $33.9 million was received from employees relating to the ESPP (year ended June 30, 2023 and 2022—$31.0 million and $34.5 million, respectively).
NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2024 - June 30, 2025	July 1, 2025 - June 30, 2027	July 1, 2027 - June 30, 2029	July 1, 2029 and beyond
Long-term debt obligations (1)	$8,420,561	$406,261	$804,257	$2,555,304	$4,654,739
Purchase obligations for contracts not accounted for as lease obligations (2)	340,765	181,003	159,762	—	—
	$8,761,326	$587,264	$964,019	$2,555,304	$4,654,739
______________________
(1)Includes interest up to maturity and principal payments. See Note 11 “Long-Term Debt” for more details.
(2)For contractual obligations relating to leases and purchase obligations accounted for under ASC Topic 842, see Note 6 “Leases” for more details.
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

Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2024, in connection with the CRA’s reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $80 million. As of June 30, 2024, we have provisionally paid approximately $33 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within Long-term income taxes recoverable on the Consolidated Balance Sheets as of June 30, 2024.
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
The CRA has audited Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2019 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2019 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017 and on March 15, 2023, we filed our notice of objection regarding the reassessment in respect of Fiscal 2018. On December 11, 2023, we filed a notice of objection regarding Fiscal 2019. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2019 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to the utilization of available tax attributes; however, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2025 while the matter is in dispute.
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
Carbonite Class Action Complaint
On August 1, 2019, prior to our acquisition of Carbonite Inc. (Carbonite), a purported stockholder of Carbonite filed a putative class action complaint against Carbonite, its former Chief Executive Officer, Mohamad S. Ali, and its former Chief

Financial Officer, Anthony Folger, in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS) (the Luna Complaint). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaint generally alleges that the defendants made materially false and misleading statements in connection with Carbonite’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19- cv-11808-LTS) (together with the Luna Complaint, the Securities Actions). On November 21, 2019, the district court consolidated the Securities Actions, appointed a lead plaintiff, and designated a lead counsel. On January 15, 2020, the lead plaintiff filed a consolidated amended complaint generally making the same allegations and seeking the same relief as the complaint filed on August 1, 2019. The defendants moved to dismiss the Securities Actions on March 10, 2020. On October 22, 2020, the district court granted with prejudice the defendants’ motion to dismiss the Securities Actions. On November 20, 2020, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit. On December 21, 2021, the United States Court of Appeals for the First Circuit issued a decision reversing and remanding the Securities Actions to the district court for further proceedings. On July 14, 2023, the district court certified the lead plaintiff’s proposed class, following which the defendants filed a motion for class decertification. On January 31, 2024 the parties filed a motion for preliminary approval of a settlement to fully resolve the litigation. On February 1, 2024, the court issued a preliminary approval order and on May 15, 2024, the court issued a final approval order for the settlement and dismissal of the case with prejudice. The settlement was substantially paid from insurance coverage, with any remaining amount not covered by insurance being immaterial to the Company. All defendants denied the merit of the claims alleged in the case and the final settlement does not reflect any admission of fault, wrongdoing, or liability as to any defendant.
Other Matters
Also see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for Fiscal 2024, as well as Note 15 “Income Taxes” related to certain historical matters arising prior to the Micro Focus Acquisition.
NOTE 15—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
The effective tax rate increased to a provision of 36.2% for the year ended June 30, 2024, compared to a provision of 32.0% for the year ended June 30, 2023. Tax expense increased from $70.8 million during the year ended June 30, 2023 to $264.0 million during the year ended June 30, 2024. The increase in the effective tax rate was driven by an increase in valuation allowance, the impact of internal reorganizations and the AMC Divestiture, and U.S. Base Erosion and Anti-Abuse Tax (BEAT), partially offset by tax credits and change in undistributed earnings. The tax rate for the year ended June 30, 2023 varied from the statutory rate due to withholding taxes, changes in valuation allowance, permanent differences related to foreign source income inclusions, and the impact of internal reorganizations, partially offset by tax credits and permanent differences related to preferential tax treatment of the mark-to-market gains on derivatives.

A reconciliation of the combined Canadian federal and provincial income tax rate with our effective income tax rate is as follows:

	Year Ended June 30,
	2024	2023	2022
Expected statutory rate	26.50%	26.50%	26.50%
Expected provision for income taxes	$193,263	$58,653	$136,743
Effect of foreign tax rate differences	(18,338)	(17,502)	(4,578)
Change in valuation allowance	71,328	16,218	(2,444)
Effect of permanent differences	11,864	17,281	(12,710)
Effect of changes in unrecognized tax benefits	(4,570)	857	8,130
Effect of withholding taxes	18,680	12,464	6,617
Effect of tax credits	(84,244)	(45,596)	(12,330)
Effect of accrual for undistributed earnings	(12,421)	5,804	(6,343)
Effect of U.S. BEAT	17,927	6,854	—
Impact of internal reorganizations	59,761	8,822	13,077
Other items	10,762	6,912	(7,410)
Provision for income taxes	$264,012	$70,767	$118,752
The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended June 30,
	2024	2023	2022
Domestic income (loss)	359,865	300,437	435,355
Foreign income (loss)	369,431	(79,104)	80,656
Income before income taxes	$729,296	$221,333	$516,011

The provision for (recovery of) income taxes consisted of the following:

	Year Ended June 30,
	2024	2023	2022
Current income taxes (recoveries):
Domestic	76,571	15,619	17,428
Foreign	329,712	204,708	137,412
Total current income taxes (recoveries)	406,283	220,327	154,840
Deferred income taxes (recoveries):
Domestic	17,205	17,461	54,867
Foreign	(159,476)	(167,021)	(90,955)
Total deferred income taxes (recoveries)	(142,271)	(149,560)	(36,088)
Provision for income taxes	$264,012	$70,767	$118,752

The primary components of the deferred tax assets and liabilities are as follows, for the periods indicated below:

	As of June 30,
	2024	2023
Deferred tax assets
Non-capital loss carryforwards	$750,895	$754,852
Capital loss carryforwards	13,221	13,512
Interest expense carryforwards	217,071	156,832
Capitalized scientific research and development expenses	416,126	343,308
Restructuring costs and other reserves	21,347	34,357
Capitalized inventory and intangible expenses	—	52,345
Tax credits	172,409	171,536
Lease liabilities	36,343	48,378
Deferred revenue	23,362	90,312
Share-based compensation	40,188	37,692
Derivatives	41,978	42,716
Other	88,901	50,272
Total deferred tax asset	$1,821,841	$1,796,112
Valuation allowance	(662,694)	(605,926)
Deferred tax liabilities
Depreciation and amortization	(233,219)	(546,024)
Right of use assets	(21,173)	(31,933)
Other	(120,730)	(109,465)
Deferred tax liabilities	$(375,122)	$(687,422)
Net deferred tax asset	$784,025	$502,764
Comprised of:
Long-term assets	932,657	926,719
Long-term liabilities	(148,632)	(423,955)
Net deferred tax asset	$784,025	$502,764
As of June 30, 2024, we have $414.2 million of domestic non-capital loss carryforwards. In addition, we have $3.1 billion of foreign non-capital loss carryforwards, which includes $490.6 million of U.S. state loss carryforwards. $565.1 million of the foreign non-capital loss carryforwards have no expiry date, which includes $61.2 million of U.S. state loss carryforwards. The remainder of the domestic and foreign losses expire between 2025 and 2044. In addition, investment tax credits of $81.5 million will expire between 2028 and 2044.

We believe that sufficient uncertainty exists regarding the realization of certain deferred tax assets that a valuation allowance is required. We continue to evaluate our taxable position quarterly and consider factors by taxing jurisdiction, including but not limited to factors such as estimated taxable income, any historical experience of losses for tax purposes and the future growth of OpenText. As of June 30, 2024 and 2023, the Company had a valuation allowance on its domestic and foreign deferred tax assets of $662.7 million and $605.9 million, respectively. The balance at June 30, 2024 consisted of $8.8 million and $653.9 million against the Company’s domestic and foreign deferred tax assets, respectively, which, the Company believes, are more likely than not to be utilized in future years. The valuation allowance increased in Fiscal 2024 by $56.8 million primarily related to interest carryovers and losses that cannot be benefited.

The aggregate changes in the balance of our gross unrecognized tax benefits (including interest and penalties) were as follows:

Unrecognized tax benefits as of June 30, 2022	$54,126
Increases on account of current year positions	8,118
Increases on account of prior year positions (1)	138,062
Decreases on account of prior year positions	(2,086)
Decreases due to settlements with tax authorities	(4,485)
Decreases due to lapses of statutes of limitations	(15,007)
Unrecognized tax benefits as of June 30, 2023	$178,728
Increases on account of current year positions	4,074
Increases on account of prior year positions	16,558
Decreases on account of prior year positions	(3,338)
Decreases due to settlements with tax authorities	(11,497)
Decreases due to lapses of statutes of limitations	(4,160)
Unrecognized tax benefits as of June 30, 2024	$180,365
______________________
(1)The increase in unrecognized tax benefits is primarily driven by the assumption of unrecognized tax benefits related to the Micro Focus Acquisition.
Included in the above tabular reconciliation are unrecognized tax benefits of $63.0 million as of June 30, 2024 (June 30, 2023—$66.1 million) relating to tax attributes in which the unrecognized tax benefit has been recorded as a reduction to the deferred tax asset. The net unrecognized tax benefit excluding these deferred tax assets is $117.4 million as of June 30, 2024 (June 30, 2023—$112.6 million).
We recognize interest expense and penalties related to income tax matters in income tax expense. For the year ended June 30, 2024, 2023 and 2022, respectively, we recognized the following amounts as income tax-related interest expense and penalties:

	Year Ended June 30,
	2024	2023	2022
Interest expense (income)	$7,778	$(1,922)	$419
Penalties expense	964	(21)	1,739
Total	$8,742	$(1,943)	$2,158
The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of June 30, 2024	As of June 30, 2023
Interest expense accrued (1)	$19,976	$10,187
Penalties accrued (1)	$4,295	$3,332
______________________
(1)These balances are primarily included within Long-term income taxes payable within the Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of June 30, 2024, could decrease tax expense in the next 12 months by $44.0 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

We are subject to income tax audits in all major taxing jurisdictions in which we operate. Our four most significant tax jurisdictions are Canada, the United States, the United Kingdom and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. We currently have income tax audits open in Canada, the United States, the United Kingdom, Germany and other immaterial jurisdictions. The earliest fiscal years open for examination for our major jurisdictions are 2012 for Canada, 2020 for the United States, 2015 for the United Kingdom and 2016 for Germany. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the Canada audits are included in Note 14 “Guarantees and Contingencies.”
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
As of June 30, 2024, we have recognized a provision of $15.9 million (June 30, 2023—$28.3 million) in respect of deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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
In February 2021, Micro Focus received and settled GBP denominated State Aid charging notices issued by HM Revenue and Customs, following the requirement for the UK government to start collection proceedings. As a result, Micro Focus recorded a long-term income tax receivable of $44.1 million. This reflects the payment that was made following the final decision published by the European Commission on its State Aid investigation into the UK’s ‘Financing Company Partial Exemption’ legislation. Based on management’s assessment of the value of the underlying tax benefit under dispute, and as supported by external professional advice, Micro Focus believed they had no liability in respect of these matters and therefore no tax charge was recorded.
On June 8, 2022, the General Court of the CJEU found in favor of the European Commission’s decision that the UK’s ‘Financing Company Partial Exemption’ legislation is in breach of EU State Aid rules. The UK Government and UK-based international companies, supported by Micro Focus, lodged an appeal against the judgement with the CJEU.
On April 11, 2024, the CJEU Advocate General (AG) issued an Opinion proposing that the CJEU should (i) set aside the General Court decision of June 8, 2022, (ii) annul the Commission Decision of April 2, 2019, and (iii) order the European Commission to pay the costs of the appeals. While this decision is not binding on the Court, and it is possible that the Court forms a different view to the AG, Court decisions do in most cases follow AG opinions. The AG decision is therefore considered as positively impacting the collectability of this income tax recoverable.
Furthermore, the Court has now confirmed that its decision will be handed down on September 19, 2024.
Micro Focus previously received and settled State Aid charging notices from HM Revenue and Customs (including historic interest). Although the Court decision is due within the period ending June 30, 2025, the timing of the refund is uncertain and therefore the income tax recoverable has continued to be treated as long term and recognized as part of non-current tangible assets as of June 30, 2024.

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
The following table summarizes the fair value of the Company’s financial instruments as of June 30, 2024 and 2023:

		Fair Value
	Fair Value Hierarchy	June 30, 2024	June 30, 2023
Assets:
Available-for-sale financial assets (Note 9)	Level 2	$15,603	$15,231
Available-for-sale financial assets (Note 9)	Level 3	$24,938	$24,627
Derivative asset (Note 17)	Level 2	$2,127	$3,547

Liabilities:
Derivative liability (Note 17)	Level 2	$(159,234)	$(161,191)
Senior Notes (Note 11) (1)	Level 2	$(4,006,771)	$(3,827,888)
______________________
(1)Senior Notes are presented within the Consolidated Balance Sheets at amortized cost. See Note 11 “Long-Term Debt” for further details.
Changes in Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in the fair value of our Level 3 available-for-sale financial assets between June 30, 2023 and June 30, 2024.

Available-for-sale financial assets
Balance as of June 30, 2023	$24,627
Gain (loss) recognized in income	311
Balance as of June 30, 2024	$24,938

Our derivative liabilities and our derivative assets are classified as Level 2 and are comprised of foreign currency forward and swap contracts. Our valuation techniques used to measure the fair values of the derivative instruments, the counterparties to which have high credit ratings, were derived from pricing models including discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for these instruments. Our discounted cash flow techniques use observable market inputs, such as, where applicable, foreign currency spot and forward rates.
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the year ended June 30, 2024 and 2023, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended June 30, 2024 and 2023, respectively, no indications of impairments were identified and therefore no fair value measurements were required.
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
These instruments were entered into as economic hedges to mitigate foreign currency risks associated with the Micro Focus Acquisition. The instruments did not initially qualify for hedge accounting at the time they were entered into. In connection with the closing of the Micro Focus Acquisition, the deal-contingent forward and non-contingent forward contracts were settled and we designated the 7-year EUR/USD cross currency swaps as net investment hedges (see further details below). The 5-year EUR/USD cross currency swaps are non-designated and are measured at fair value with changes to fair value being recognized in the Consolidated Statements of Income within Other income (expense), net.
Net Investment Hedge
During the third quarter of Fiscal 2023, the Company designated the €690 million of 7-year EUR/USD cross currency swaps as net investment hedges in accordance with “Derivatives and Hedging” (Topic 815). The Company utilizes the designated cross currency swaps to protect our EUR-denominated operations against exchange rate fluctuations.
The Company assesses the hedge effectiveness of its net investment hedges on a quarterly basis utilizing a method based on the changes in spot price. As such, for derivative instruments designated as net investment hedges, changes in fair value of the designated hedging instruments attributable to fluctuations in the foreign currency spot exchange rates are initially recorded as a component of currency translation adjustments included within Consolidated Statements of Comprehensive Income until the hedged foreign operations are either sold or substantially liquidated.
In accordance with Topic 815 certain components of the designated cross currency swaps relating to counterparty credit risk and forward exchange rates were excluded from the above effectiveness assessment. The fair value of these excluded components will be amortized over the life of the hedging instruments within Interest and other related expense, net within the Consolidated Statements of Income. Additionally, we will record the cash flows related to the periodic interest settlements on the 7-year EUR/USD cross currency swaps within the investing activities section of the Consolidated Statements of Cash

Flows. Any gains or losses recognized upon settlement of the cross currency swaps will be recorded within the investing activities section of the Consolidated Statements of Cash Flows.
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
We have designated these transactions as cash flow hedges of forecasted transactions under Topic 815. As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within Other comprehensive loss, net within the Consolidated Statements of Comprehensive Income. As of June 30, 2024, the fair value of the contracts is recorded within Accounts payable and accrued liabilities within the Consolidated Balance Sheets and represents the net loss before tax effect that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings with the next twelve months.
As of June 30, 2024, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $95.7 million (June 30, 2023—$96.3 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The fair values of outstanding derivative instruments are as follows:

		As of June 30, 2024		As of June 30, 2023
Instrument	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedges:
Cash flow hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$—	$(828)	$1,530	$—
Net investment hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	654	(88,186)	596	(87,855)
Total derivatives designated as hedges:		$654	$(89,014)	$2,126	$(87,855)

Derivatives not designated as hedges:
Cross currency swap contracts	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	1,473	(70,220)	1,421	(73,336)
Total derivatives not designated as hedges:		$1,473	$(70,220)	$1,421	$(73,336)
Total derivatives		$2,127	$(159,234)	$3,547	$(161,191)

The effects of gains (losses) from derivative instruments on our Consolidated Statements of Comprehensive Income is as follows:

		Year Ended June 30,
Instrument	Income Statement Location	2024	2023	2022
Derivatives designated as hedges:
Cash flow hedge	Operating expenses	$(1,312)	$(3,702)	$(507)
Net investment hedge	Interest and other related expense, net	3,707	1,344	—

Derivatives not designated as hedges:
Deal-contingent forward contract	Other income (expense), net	—	9,354	—
Non-contingent forward contract	Other income (expense), net	—	9,052	—
Cross currency swap contracts	Other income (expense), net	3,116	(9,779)	—
Cross currency swap contracts	Interest and other related expense, net	3,441	1,421	—
Total		$8,952	$7,690	$(507)
The effects of the cash flow and net investment hedges on our Consolidated Statements of Comprehensive Income:

		Year Ended June 30,
	Consolidated Statements of Income and Consolidated Statements of Comprehensive Income Location	2024	2023	2022
Gain (loss) recognized in OCI (loss) on cash flow hedge (effective portion)	Unrealized gain (loss) on cash flow hedge	$(3,670)	$(1,280)	$(2,530)
Gain (loss) recognized in OCI (loss) on net investment hedge (effective portion)	Net foreign currency translation adjustment	$(331)	$(32,347)	$—
Gain (loss) reclassified from AOCI into income (effective portion) - cash flow hedge	Operating expenses	$(1,312)	$(3,702)	$(507)
Gain (loss) reclassified from AOCI into income (excluded from effectiveness testing) - net investment hedge	Interest and other related expense, net	$2,244	$748	$—
NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Year Ended June 30,
	2024	2023	2022
Micro Focus Acquisition Restructuring Plan	$74,267	$72,284	$—
Fiscal 2022 Restructuring Plan	340	6,744	25,778
Other historical restructuring plans	(593)	(1,628)	(3,892)
Divestiture-related costs	46,640	—	—
Acquisition-related costs	2,036	48,941	6,872
Other charges (recoveries)	12,615	42,818	18,115
Total	$135,305	$169,159	$46,873

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
During the year ended June 30, 2024, we recognized costs of $36.4 million related to abandoned office spaces that have been early terminated or assigned to a third party, of which $19.2 million was related to the write-off of right of use assets, and $3.5 million in charges associated with the write-off of property and equipment as part of the Micro Focus Acquisition Restructuring Plan.
Since the inception of the Micro Focus Acquisition Restructuring Plan, $146.6 million has been recorded within Special charges (recoveries) within the Consolidated Statements of Income to date. We do not expect to incur any further significant charges relating to the Micro Focus Acquisition Restructuring Plan.
A reconciliation of the beginning and ending restructuring liability, which is included within Accounts payable and accrued liabilities in our Consolidated Balance Sheets, for the year ended June 30, 2024 is shown below.

Micro Focus Acquisition Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2023	$25,816	$7,276	$33,092
Accruals and adjustments	37,889	17,209	55,098
Cash payments	(51,899)	(4,417)	(56,316)
Foreign exchange and other non-cash adjustments	(41)	(3,742)	(3,783)
Balance payable as of June 30, 2024	$11,765	$16,326	$28,091
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
During the year ended June 30, 2024, we recognized costs of $0.5 million related to abandoned office spaces that have been early terminated or assigned to a third party, of which $0.1 million was related to the write-off of right of use assets.
Since the inception of the Fiscal 2022 Restructuring Plan, $32.9 million has been recorded within Special charges (recoveries) in our Consolidated Financial Statements to date. We do not expect to incur any further significant charges relating to the Fiscal 2022 Restructuring Plan.

A reconciliation of the beginning and ending restructuring liability, which is included within Accounts payable and accrued liabilities in our Consolidated Balance Sheets, for the year ended June 30, 2024 is shown below.

Fiscal 2022 Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2022	$989	$5,410	$6,399
Accruals and adjustments	3,729	1,387	5,116
Cash payments	(4,212)	(3,199)	(7,411)
Foreign exchange and other non-cash adjustments	(9)	(290)	(299)
Balance payable as of June 30, 2023	$497	$3,308	$3,805
Accruals and adjustments	(159)	411	252
Cash payments	(156)	(1,431)	(1,587)
Foreign exchange and other non-cash adjustments	(7)	307	300
Balance payable as of June 30, 2024	$175	$2,595	$2,770
Divestiture-related costs
Divestiture-related costs, recorded within Special charges (recoveries), include the direct costs related to the AMC Divestiture. For the year ended June 30, 2024, divestiture-related costs were $46.6 million (year ended June 30, 2023 and 2022—nil).
Acquisition-related costs
Acquisition-related costs, recorded within Special charges (recoveries) include direct costs of potential and completed acquisitions. Acquisition-related costs for the year ended June 30, 2024 were $2.0 million (year ended June 30, 2023 and 2022—$48.9 million and $6.9 million, respectively).
Other charges (recoveries)
For the year ended June 30, 2024, Other charges (recoveries) includes $5.5 million of compensation related charges and $5.8 million of other miscellaneous charges, both associated with the Micro Focus Acquisition, along with $1.3 million related to pre-acquisition equity incentives of Zix, which upon acquisition were replaced by equivalent value cash settlements (see Note 19 “Acquisitions and Divestitures” for more details).
For the year ended June 30, 2023, Other charges (recoveries) includes $23.0 million of severance charges, $11.8 million of other miscellaneous charges, both associated with the Micro Focus Acquisition and $8.3 million related to pre-acquisition equity incentives of Zix, which upon acquisition were replaced by equivalent value cash settlements (see Note 19 “Acquisitions and Divestitures” for more details).
For the year ended June 30, 2022, Other charges (recoveries) includes $15.4 million related to pre-acquisition equity incentives of Zix, which upon acquisition were replaced by equivalent value cash settlements (see Note 19 “Acquisitions and Divestitures”) and $2.7 million relating to other miscellaneous charges.
NOTE 19—ACQUISITIONS AND DIVESTITURES
Fiscal 2024 Divestitures
Divestiture of AMC Business
On May 1, 2024, the Company completed the sale of its AMC business to Rocket Software for $2.275 billion in cash before taxes, fees and other adjustments. The results of the AMC business were recorded and presented within our Consolidated Financial Statements during Fiscal 2024 for the period of July 1, 2023 through April 30, 2024. In connection with the sale, a gain of $429.1 million was recorded in Other income (expense), net within the Company’s Consolidated Statements of Comprehensive Income for the year ended June 30, 2024.
The Company determined that the AMC business did not constitute a component, as its operations and cash flows cannot be clearly distinguished from the rest of the Company’s operations and cash flows due to significant shared costs, therefore, the transaction did not meet the discontinued operations criteria, and the results of operations from the AMC business are presented within Income from operations in our Consolidated Statements of Income.

The Company used the net proceeds from the transaction to prepay in full the outstanding principal balances of the Term Loan B and prepay a portion of the outstanding principal balance of the Acquisition Term Loan, as further described in Note 11 “Long-Term Debt.” The Company has also agreed to provide certain transition services to Rocket Software following completion of the divestiture for up to 24 months, which are included in financing activities on the Consolidated Statements of Cash Flows. These transition service costs are reimbursable by Rocket Software. For Fiscal 2024, we billed Rocket Software $11.5 million under the TSA.
The following table presents the carrying amounts of major classes of assets and liabilities disposed of in the AMC Divestiture as of April 30, 2024:

AMC Assets
Accounts receivable trade, net of allowance for credit losses	$57,927
Contract assets	10,355
Prepaid expenses and other current assets	4,651
Property and equipment	1,091
Goodwill	1,139,403
Acquired intangible assets	930,771
Deferred tax assets	2,820
Other assets	1,502
Total AMC Assets	$2,148,520

AMC Liabilities
Accounts payable and accrued liabilities	$11,166
Deferred revenues	188,648
Long-term accrued liabilities	8,128
Pension liability, net	1,640
Long-term operating lease liabilities	672
Long-term deferred revenues	23,623
Long-term income taxes payable	9,845
Deferred tax liabilities	116,086
Total AMC Liabilities	$359,808
Fiscal 2024 Acquisitions
Other Acquisitions
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
On May 22, 2024, we acquired Pillr, a cloud native, multi-tenant Managed Detection and Response (MDR) platform from Novacoast, Inc. for Managed Service Providers (MSPs) that includes powerful threat-hunting capabilities. In accordance with ASC Topic 805, “Business Combinations”, this acquisition was accounted for as a business combination. The results of operations of Pillr have been consolidated with those of OpenText beginning May 22, 2024. The results of Pillr are not considered to be material to our business.
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

In connection with the financing of the Micro Focus Acquisition, concurrent with the announcement of the acquisition on August 25, 2022, the Company entered into the Acquisition Term Loan and Bridge Loan as well as certain derivative transactions. On December 1, 2022, the Company issued and sold $1 billion in aggregate principal amount of 6.90% Senior Secured Notes 2027, amended the Acquisition Term Loan and terminated the Bridge Loan. On January 31, 2023, we drew down the entire aggregate principal amount of $3.585 billion of the Acquisition Term Loan, net of original issuance discount and other fees, and drew down $450 million under the Revolver. We used these proceeds and cash on hand to fund the purchase price consideration and repayment of Micro Focus’ outstanding indebtedness. In conjunction with the closing of the Micro Focus Acquisition, the deal-contingent forward contracts and non-contingent forward contract, as described in Note 17 “Derivative Instruments and Hedging Activities,” were settled.
The results of operations of Micro Focus have been consolidated with those of OpenText beginning February 1, 2023.
Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based on their fair values as of January 31, 2023, are set forth below:

Cash and cash equivalents	$541,584
Accounts receivable, net of allowance for credit losses (1)	408,921
Other current assets (3)	288,842
Non-current tangible assets	441,129
Goodwill (2) (3)	3,385,572
Intangible customer assets	2,162,400
Intangible technology assets	1,392,300
Accounts payable and accrued liabilities	(473,635)
Deferred revenues	(1,107,627)
Other liabilities (3)	(793,049)
Net Assets Acquired	$6,246,437
______________________
(1)The gross amount receivable was $418.2 million of which $9.3 million of this receivable was expected to be uncollectible.
(2)The goodwill of $3.4 billion is primarily attributable to the synergies expected to arise after the acquisition. There is $67.3 million of goodwill that is deductible for tax purposes.
(3)Current period purchase price allocation adjustments of $32.1 million for the year ended June 30, 2024, were primarily driven by changes in other current assets and other liabilities related to adjustments of pre-acquisition other current assets and deferred tax liabilities.
A settlement related to Micro Focus’ securities litigation that was agreed to prior to the Micro Focus Acquisition has been accrued as part of the liabilities assumed. This settlement, which received final court approval and is now resolved, was fully paid from insurance coverage, and therefore a receivable was recognized as part of the assets acquired. During the third quarter of Fiscal 2023, payment was made into escrow by insurers, and therefore both the associated receivable and liability are no longer included on the Consolidated Balance Sheets as of June 30, 2023.
Acquisition-related costs for Micro Focus included in Special charges (recoveries) in the Consolidated Statements of Income for the year ended June 30, 2024 were $1.1 million (year ended June 30, 2023 and 2022—$48.3 million and nil.
The finalization of the purchase price allocation during the quarter ended March 31, 2024 did not result in any significant changes to the preliminary amounts previously disclosed.
The amount of Micro Focus’ revenues and net loss included in our Consolidated Statements of Income for the year ended June 30, 2023 is set forth below:

February 1, 2023 – June 30, 2023
Revenues	$976,537
Net loss (1)	$(94,741)
______________________
(1)Net loss for the year ended includes one-time fees of approximately $82.9 million on account of special charges and $202.4 million of amortization charges relating to intangible assets.
The unaudited pro forma revenues and net income of the combined entity for the year ended June 30, 2023 and 2022, respectively, had the Micro Focus Acquisition been consummated on July 1, 2021, are set forth below:

	Year Ended June 30,
Supplemental Unaudited Pro Forma Information	2023	2022
Revenues	$5,933,106	$6,248,335
Net income (loss) (1)	(500,105)	206,985
Net income (loss) attributable to OpenText (1)	(500,292)	206,816
______________________
(1)Included in the pro forma net loss for the year ended June 30, 2023, is a $448.2 million goodwill impairment recorded by Micro Focus in its pre-acquisition historical results as a result of the Company’s offer to acquire Micro Focus at a price of 532 pence per share.
The unaudited pro forma financial information in the table above is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the Micro Focus Acquisition had taken place at the beginning of the periods presented or the results that may be realized in the future.
Fiscal 2022 Acquisitions
Acquisition of Zix Corporation
On December 23, 2021, we acquired all of the equity interest in Zix Corporation (Zix), a leader in SaaS based email encryption, threat protection and compliance cloud solutions for small and medium-sized businesses (SMB). Total consideration for Zix was $894.5 million paid in cash, inclusive of cash acquired and $18.6 million relating to the cash settlement of pre-acquisition vested share-based compensation that was previously accrued but since paid as of June 30, 2022. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe the acquisition increases our position in the data protection, threat management, email security and compliance solutions spaces.
The results of operations of Zix have been consolidated with those of OpenText beginning December 23, 2021.
Purchase Price Allocation
The recognized amounts of identifiable assets acquired, and liabilities assumed, based on their fair values as of December 23, 2021, are set forth below:

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
Acquisition-related costs for Zix included in Special charges (recoveries) in the Consolidated Statements of Income for the year ended June 30, 2023 were $0.2 million.
Pre-acquisition equity incentives of $25.3 million were replaced upon acquisition by equivalent value cash settlements to be settled in accordance with the original vesting dates, primarily over the next two years.
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
The following table sets forth the distribution of revenues, by significant geographic area, for the periods indicated:

	Year Ended June 30,
	2024	2023	2022
Revenues (1):
United States	$3,030,457	$2,523,737	$1,968,597
Germany	394,071	291,772	241,506
United Kingdom	310,003	204,683	198,459
Canada	238,737	186,014	186,213
Rest of EMEA (2)	1,127,717	808,824	586,236
All other countries	668,592	469,950	312,833
Total revenues	$5,769,577	$4,484,980	$3,493,844
______________________
(1)Total revenues by geographic area are determined based on the location of our direct customer.
(2)EMEA consists of countries in Europe, the Middle East and Africa.
The following table sets forth the distribution of long-lived assets, representing property and equipment, ROU assets and intangible assets, by significant geographic area, as of the periods indicated below.

	As of June 30, 2024	As of June 30, 2023
Long-lived assets:
United States	$1,632,652	$2,647,068
United Kingdom	1,053,220	1,560,968
Canada	200,695	280,174
Germany	27,389	39,231
Rest of EMEA (1)	44,411	62,662
All other countries	115,411	133,403
Total	$3,073,778	$4,723,506
______________________
(1)EMEA consists of countries in Europe, the Middle East and Africa.

NOTE 21—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2021	$75,408	$830	$—	$(10,000)	$66,238
Other comprehensive income (loss) before reclassifications, net of tax	(78,724)	(1,859)	—	5,595	(74,988)
Amounts reclassified into net income, net of tax	—	373	—	718	1,091
Total other comprehensive income (loss), net	(78,724)	(1,486)	—	6,313	(73,897)
Balance as of June 30, 2022	(3,316)	(656)	—	(3,687)	(7,659)
Other comprehensive income (loss) before reclassifications, net of tax	(40,798)	(941)	(602)	(6,605)	(48,946)
Amounts reclassified into net income, net of tax	—	2,721	—	325	3,046
Total other comprehensive income (loss) net	(40,798)	1,780	(602)	(6,280)	(45,900)
Balance as of June 30, 2023	(44,114)	1,124	(602)	(9,967)	(53,559)
Other comprehensive income (loss) before reclassifications, net of tax	(15,646)	(2,697)	228	640	(17,475)
Amounts reclassified into net income, net of tax	—	965	—	450	1,415
Total other comprehensive income (loss), net	(15,646)	(1,732)	228	1,090	(16,060)
Balance as of June 30, 2024	$(59,760)	$(608)	$(374)	$(8,877)	$(69,619)
______________________
(1)The amount of foreign currency translation recognized in other comprehensive income during the year ended June 30, 2024 and 2023 included net gains (losses) relating to our net investment hedge of $(0.3) million and $(32.3) million, respectively, as further discussed in Note 17 “Derivative Instruments and Hedging Activities.”
NOTE 22—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2024	2023	2022
Cash paid during the period for interest	$533,866	$360,232	$152,750
Cash received during the period for interest	$45,465	$53,486	$4,637
Cash paid during the period for income taxes	$294,769	$202,486	$116,583
NOTE 23—OTHER INCOME (EXPENSE), NET

	Year Ended June 30,
	2024	2023	2022
Foreign exchange gains (losses) (1)	$1,202	$56,599	$(2,670)
Unrealized gains (losses) on derivatives not designated as hedges (2)	3,116	(128,841)	—
Realized gains on derivatives not designated as hedges (3)	—	137,471	—
OpenText share in net income (loss) of equity investees (4)	(18,194)	(23,077)	58,702
Loss on debt extinguishment (5) (6) (7)	(56,393)	(8,152)	(27,413)
Gain on AMC Divestiture (8)	429,102	—	—
Other miscellaneous income (expense)	(442)	469	499
Total other income, net	$358,391	$34,469	$29,118
______________________
(1)The year ended June 30, 2023 includes a foreign exchange gain of $36.6 million resulting from the delayed payment of a portion of the purchase consideration, settled on February 9, 2023, related to the Micro Focus Acquisition (see Note 19 “Acquisitions and Divestitures” for more details).
(2)Represents the unrealized gains (losses) on our derivatives not designated as hedges (see Note 17 “Derivative Instruments and Hedging Activities” for more details).
(3)Represents the realized gains (losses) on our derivatives not designated as hedges (see Note 17 “Derivative Instruments and Hedging Activities” for more details).
(4)Represents our share in net income of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see Note 9 “Prepaid Expenses and Other Assets” for more details).
(5)During the year ended June 30, 2024, the Company recognized a loss on debt extinguishment of $56.4 million related to the acceleration and recognition of unamortized debt discount and issuance costs resulting from the optional repayments and prepayments of the Acquisition Term Loan and Term Loan B in Fiscal 2024 (see Note 11 “Long-Term Debt” for more details).
(6)On December 1, 2022, the Company amended the Acquisition Term Loan and Bridge Loan to reallocate commitments under the Bridge Loan to the Acquisition Term Loan and terminated all remaining commitments under the Bridge Loan which resulted in a loss on debt extinguishment related to unamortized debt issuance costs (see Note 11 “Long-Term Debt” for more details).
(7)On December 9, 2021, the Company redeemed Senior Notes 2026 in full, which resulted in a loss on debt extinguishment of $27.4 million. Of this, $25.0 million related to the early termination call premium, $6.2 million related to unamortized debt issuance costs and $(3.8) million related to unamortized premium (see Note 11 “Long-Term Debt” for more details).
(8)On May 1, 2024, the Company completed the sale of its AMC business, which resulted in a gain on disposition (see Note 19 “Acquisitions and Divestitures” for more details).
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

	Year Ended June 30,
	2024	2023	2022
Basic earnings per share
Net income attributable to OpenText	$465,090	$150,379	$397,090
Basic earnings per share attributable to OpenText	$1.71	$0.56	$1.46
Diluted earnings per share
Net income attributable to OpenText	$465,090	$150,379	$397,090
Diluted earnings per share attributable to OpenText	$1.71	$0.56	$1.46
Weighted-average number of shares outstanding (in ‘000’s)
Basic	271,548	270,299	271,271
Effect of dilutive securities	1,040	152	638
Diluted	272,588	270,451	271,909
Excluded as anti-dilutive (1)	8,401	8,909	4,927
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
During the year ended June 30, 2024, 2023 and 2022, Mr. Stephen Sadler, a member of the Board of Directors, earned consulting fees from OpenText for assistance with acquisition-related business activities. The fees earned were not material. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

NOTE 26—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on July 31, 2024, a dividend of $0.2625 per Common Share. The record date for this dividend is August 30, 2024 and the payment date is September 20, 2024. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Business Optimization Plan
On July 3, 2024, the Company announced a business optimization plan. The plan is expected to result in the reduction of approximately 1,200 positions across the Company, as well as the reinvestment of approximately 800 new roles in Sales, Professional Services and Engineering. The business optimization plan is intended to strategically align the Company’s workforce to support its growth and innovation plans. On an overall basis, the business optimization plan is expected to result in a 1.7% reduction of the Company’s workforce, to approximately 23,000 employees. The Company expects to complete the business optimization plan substantially during the first quarter of Fiscal 2025.
The Company expects to incur approximately $60 million in restructuring charges that will be substantially recognized in the first quarter of Fiscal 2025, with the majority of such charges anticipated to be paid in cash during the same quarter.
Share Repurchase Plan
On July 31, 2024, in order to align its share repurchase plan to its fiscal year, the Board approved the early termination of the Fiscal 2024 Repurchase Plan and authorized a new share repurchase plan (the Fiscal 2025 Repurchase Plan), pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12 month period commencing on August 7, 2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of its common shares on the TSX (as part of a Fiscal 2025 NCIB, defined below), NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2025 Repurchase Plan will be effected in accordance with Rule 10b-18.
Normal Course Issuer Bid
On July 31, 2024, the Company voluntarily terminated the Fiscal 2024 NCIB and established a new normal course issuer bid (the Fiscal 2025 NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2025 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2025 NCIB, pursuant to which the Company may purchase Common Shares over the TSX for the period commencing on August 7, 2024 until August 6, 2025 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 21,179,064 (representing 10% of the Company’s public float (calculated in accordance with TSX rules) as of July 24, 2024, less the 5,073,913 Common Shares purchased under the Fiscal 2024 Repurchase Plan), and the maximum number of Common Shares that can be purchased on a single day is 138,175 Common Shares, which was 25% of 552,700 (the average daily trading volume for the Common Shares on the TSX for the six months ended March 31, 2024), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date:	August 1, 2024

		By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan President, Chief Financial Officer and Corporate Development (Principal Financial Officer)
/s/ COSMIN BALOTA
Cosmin Balota Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/s/ MARK J. BARRENECHEA	Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)	August 1, 2024
Mark J. Barrenechea
/S/ P. THOMAS JENKINS	Chair of the Board	August 1, 2024
P. Thomas Jenkins
/S/ RANDY FOWLIE	Director	August 1, 2024
Randy Fowlie
/S/ DAVID FRASER	Director	August 1, 2024
David Fraser
/S/ GAIL E. HAMILTON	Director	August 1, 2024
Gail E. Hamilton
/S/ ROBERT HAU	Director	August 1, 2024
Robert Hau
/S/ GOLDY HYDER	Director	August 1, 2024
Goldy Hyder
/S/ ANN M. POWELL	Director	August 1, 2024
Ann M. Powell
/S/ ANNETTE RIPPERT	Director	August 1, 2024
Annette Rippert
/S/ STEPHEN J. SADLER	Director	August 1, 2024
Stephen J. Sadler
/S/ MICHAEL SLAUNWHITE	Director	August 1, 2024
Michael Slaunwhite
/S/ KATHARINE B. STEVENSON	Director	August 1, 2024
Katharine B. Stevenson
/S/ DEBORAH WEINSTEIN	Director	August 1, 2024
Deborah Weinstein