Form 10-Q
period 2024-09-30
OPEN TEXT CORP
filed 2024-10-31
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At October 25, 2024, there were 265,880,301 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I - Financial Information
Item 1. Financial Statements
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	September 30, 2024	June 30, 2024
ASSETS	(Unaudited)
Cash and cash equivalents	$1,000,219	$1,280,662
Accounts receivable trade, net of allowance for credit losses of $14,509 as of September 30, 2024 and $12,108 as of June 30, 2024	592,614	626,189
Contract assets (Note 3)	70,203	66,450
Income taxes recoverable (Note 13)	96,633	61,113
Prepaid expenses and other current assets (Note 7)	220,425	242,911
Total current assets	1,980,094	2,277,325
Property and equipment, net of accumulated depreciation of $768,438 as of September 30, 2024 and $751,174 as of June 30, 2024	365,451	367,740
Operating lease right of use assets (Note 4)	219,514	219,774
Long-term contract assets (Note 3)	42,314	38,684
Goodwill (Note 5)	7,502,649	7,488,367
Acquired intangible assets (Note 6)	2,357,997	2,486,264
Deferred tax assets (Note 13)	954,813	932,657
Other assets (Note 7)	302,387	298,281
Long-term income taxes recoverable (Note 13)	54,072	96,615
Total assets	$13,779,291	$14,205,707
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$862,973	$931,116
Current portion of long-term debt (Note 9)	35,850	35,850
Operating lease liabilities (Note 4)	75,312	76,446
Deferred revenues (Note 3)	1,450,456	1,521,416
Income taxes payable (Note 13)	74,948	235,666
Total current liabilities	2,499,539	2,800,494
Long-term liabilities:
Accrued liabilities (Note 8)	45,197	46,483
Pension liability, net (Note 10)	133,666	127,255
Long-term debt (Note 9)	6,353,277	6,356,943
Long-term operating lease liabilities (Note 4)	213,400	218,174
Long-term deferred revenues (Note 3)	162,397	162,401
Long-term income taxes payable (Note 13)	99,286	145,644
Deferred tax liabilities (Note 13)	135,642	148,632
Total long-term liabilities	7,142,865	7,205,532
Shareholders’ equity:
Share capital and additional paid-in capital (Note 11)
265,545,938 and 267,800,517 Common Shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively; authorized Common Shares: unlimited	2,290,191	2,271,886
Accumulated other comprehensive income (loss) (Note 18)	(74,456)	(69,619)
Retained earnings	2,065,221	2,119,159
Treasury stock, at cost (3,899,507 and 3,135,980 shares at September 30, 2024 and June 30, 2024, respectively)	(145,646)	(123,268)
Total OpenText shareholders' equity	4,135,310	4,198,158
Non-controlling interests	1,577	1,523
Total shareholders’ equity	4,136,887	4,199,681
Total liabilities and shareholders’ equity	$13,779,291	$14,205,707
Guarantees and contingencies (Note 12)
Related party transactions (Note 22)
Subsequent events (Note 23)
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars and shares, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Revenues (Note 3):
Cloud services and subscriptions	$457,024	$451,014
Customer support	595,490	697,713
License	125,813	173,026
Professional service and other	90,678	103,676
Total revenues	1,269,005	1,425,429
Cost of revenues:
Cloud services and subscriptions	175,257	171,412
Customer support	62,574	75,014
License	6,657	3,839
Professional service and other	66,915	79,922
Amortization of acquired technology-based intangible assets (Note 6)	47,244	76,824
Total cost of revenues	358,647	407,011
Gross profit	910,358	1,018,418
Operating expenses:
Research and development	190,693	226,231
Sales and marketing	245,882	280,007
General and administrative	106,730	131,211
Depreciation	32,171	34,091
Amortization of acquired customer-based intangible assets (Note 6)	81,504	120,192
Special charges (recoveries) (Note 16)	47,136	13,794
Total operating expenses	704,116	805,526
Income from operations	206,242	212,892
Other income (expense), net (Note 20)	(35,655)	20,170
Interest and other related expense, net	(84,282)	(141,764)
Income before income taxes	86,305	91,298
Provision for income taxes (Note 13)	1,883	10,352
Net income	$84,422	$80,946
Net (income) attributable to non-controlling interests	(54)	(45)
Net income attributable to OpenText	$84,368	$80,901
Earnings per share—basic attributable to OpenText (Note 21)	$0.32	$0.30
Earnings per share—diluted attributable to OpenText (Note 21)	$0.32	$0.30
Weighted average number of Common Shares outstanding—basic	267,400	271,178
Weighted average number of Common Shares outstanding—diluted	267,821	271,902
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Net income	$84,422	$80,946
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(5,190)	(14,583)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss)—net of tax (1)	654	(1,841)
(Gain) loss reclassified into net income—net of tax (2)	262	9
Unrealized gain (loss) on available-for-sale financial assets:
Unrealized gain (loss)—net of tax (3)	248	(221)
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss)—net of tax (4)	(1,045)	(19)
Amortization of actuarial (gain) loss into net income—net of tax (5)	234	189
Total other comprehensive loss, net	(4,837)	(16,466)
Total comprehensive income	79,585	64,480
Comprehensive income attributable to non-controlling interests	(54)	(45)
Total comprehensive income attributable to OpenText	$79,531	$64,435
______________________
(1)Net of tax expense (recovery) of $236 and $(664) for the three months ended September 30, 2024 and 2023, respectively.
(2)Net of tax expense (recovery) of $94 and $3 for the three months ended September 30, 2024 and 2023, respectively.
(3)Net of tax expense (recovery) of $207 and $(59) for the three months ended September 30, 2024 and 2023, respectively.
(4)Net of tax expense (recovery) of $(43) and $19 for the three months ended September 30, 2024 and 2023, respectively.
(5)Net of tax expense (recovery) of $92 and $75 for the three months ended September 30, 2024 and 2023, respectively.
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	267,801	$2,271,886	(3,136)	$(123,268)	$2,119,159	$(69,619)	$1,523	$4,199,681
Issuance of Common Shares
Under employee stock option plans	5	141	—	—	—	—	—	141
Under employee stock purchase plans	389	9,863	—	—	—	—	—	9,863
Share-based compensation	—	29,446	—	—	—	—	—	29,446
Purchase of treasury stock	—	—	(824)	(25,010)	—	—	—	(25,010)
Issuance of treasury stock	—	(1,930)	60	2,632	(702)	—	—	—
Repurchase of Common Shares	(2,649)	(19,215)	—	—	(67,266)	—	—	(86,481)
Dividends declared ($0.2625 per Common Share)	—	—	—	—	(70,338)	—	—	(70,338)
Other comprehensive income (loss) - net	—	—	—	—	—	(4,837)	—	(4,837)
Net income for the period	—	—	—	—	84,368	—	54	84,422
Balance as of September 30, 2024	265,546	$2,290,191	(3,900)	$(145,646)	$2,065,221	$(74,456)	$1,577	$4,136,887

	Three Months Ended September 30, 2023
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	270,903	$2,176,947	(3,536)	$(151,597)	$2,048,984	$(53,559)	$1,329	$4,022,104
Issuance of Common Shares
Under employee stock option plans	85	2,892	—	—	—	—	—	2,892
Under employee stock purchase plans	240	8,641	—	—	—	—	—	8,641
Share-based compensation	—	37,004	—	—	—	—	—	37,004
Purchase of treasury stock	—	—	(1,400)	(53,085)	—	—	—	(53,085)
Issuance of treasury stock	—	(8,563)	183	8,563	—	—	—	—
Dividends declared ($0.25 per Common Share)	—	—	—	—	(67,778)	—	—	(67,778)
Other comprehensive income (loss) - net	—	—	—	—	—	(16,466)	—	(16,466)
Net income for the period	—	—	—	—	80,901	—	45	80,946
Balance as of September 30, 2023	271,228	$2,216,921	(4,753)	$(196,119)	$2,062,107	$(70,025)	$1,374	$4,014,258
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$84,422	$80,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	160,919	231,107
Share-based compensation expense	29,558	37,095
Pension expense	3,463	3,171
Amortization of debt discount and issuance costs	5,296	5,496
Write-off of right of use assets	—	4,715
Loss on sale and write down of property and equipment, net	2	458
Deferred taxes	(42,150)	(88,630)
Share in net (income) loss of equity investees	(455)	9,696
Changes in financial instruments	24,935	(17,895)
Changes in operating assets and liabilities:
Accounts receivable	57,607	31,304
Contract assets	(33,849)	(22,566)
Prepaid expenses and other current assets	22,151	19,326
Income taxes	(193,509)	29,597
Accounts payable and accrued liabilities	(107,520)	(124,214)
Deferred revenue	(76,531)	(150,476)
Other assets	(4,742)	4,104
Operating lease assets and liabilities, net	(7,403)	(6,113)
Net cash provided by (used in) operating activities	(77,806)	47,121
Cash flows from investing activities:
Additions of property and equipment	(39,316)	(37,539)
Purchase of Micro Focus, net of cash acquired	—	(9,272)
Proceeds from net investment hedge derivative contracts	2,519	1,966
Other investing activities	357	(5,554)
Net cash used in investing activities	(36,440)	(50,399)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	9,449	11,453
Repayment of long-term debt and Revolver	(8,963)	(186,463)
Net change in transition services agreement obligation	(4,295)	—
Debt issuance costs	—	(1,961)
Repurchase of Common Shares	(87,403)	—
Purchase of treasury stock	(25,000)	(53,085)
Payments of dividends to shareholders	(69,061)	(66,965)
Net cash used in financing activities	(185,273)	(297,021)
Foreign exchange gain (loss) on cash held in foreign currencies	19,136	(11,503)
Decrease in cash, cash equivalents and restricted cash during the period	(280,383)	(311,802)
Cash, cash equivalents and restricted cash at beginning of the period	1,282,793	1,233,952
Cash, cash equivalents and restricted cash at end of the period	$1,002,410	$922,150

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

Reconciliation of cash, cash equivalents and restricted cash:	September 30, 2024	September 30, 2023
Cash and cash equivalents	$1,000,219	$919,850
Restricted cash (1)	2,191	2,300
Total cash, cash equivalents and restricted cash	$1,002,410	$922,150
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (Note 7).
Supplemental cash flow disclosures (Note 4 and Note 19)
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2024
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company.” We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), which as of September 30, 2024, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
The Company's fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “Fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “Fiscal 2025” refer to the fiscal year ended June 30, 2025.
These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented.
Beginning in the first quarter of Fiscal 2025, the Company reclassified expenses of $8.2 million for the three months ended September 30, 2023 that were previously included within Research and development to Sales and marketing in the Condensed Consolidated Statements of Income to provide a better representation of the function of the expenses and reclassified prior period information to conform to the current presentation.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, key estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) accounting for income taxes, (iii) testing of goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) the valuation of stock options granted and obligations related to share-based compensation, including the valuation of our long-term incentive plans, (x) the valuation of pension obligations and pension assets, (xi) the valuation of available-for-sale investments, (xii) the valuation of derivative instruments and (xiii) the accounting for disposals of assets and liabilities.
Divestiture of AMC Business
On May 1, 2024, the Company completed the sale of its Application Modernization and Connectivity (AMC) business to Rocket Software, Inc. (Rocket Software), for $2.275 billion in cash before taxes, fees and other adjustments (the AMC Divestiture). See Note 17 “Acquisitions and Divestitures” for more details. The Company determined that the AMC business did not constitute a component, as its operations and cash flows could not be clearly distinguished from the rest of the Company’s operations and cash flows due to significant shared costs. Therefore, the transaction did not meet the discontinued operations criteria, and the results of operations from the AMC business were presented within Income from operations in our Condensed Consolidated Statements of Income up to the date of disposition.
NOTE 2—ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted in Fiscal 2025
During Fiscal 2025, we have not adopted any accounting pronouncements that have had a material impact to our Condensed Consolidated Financial Statements or disclosures.

Accounting Pronouncements Not Yet Adopted in Fiscal 2025
Segment Reporting
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which provides guidance to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. We are currently evaluating the potential impact of the adoption of ASU 2023-07 on the Company’s financial disclosures.
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
NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended September 30,
	2024	2023
Total Revenues by Geography:
Americas (1)	$728,243	$845,227
EMEA (2)	419,231	445,440
Asia Pacific (3)	121,531	134,762
Total revenues	$1,269,005	$1,425,429

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$457,024	$451,014
Customer support revenue	595,490	697,713
Total recurring revenues	$1,052,514	1,148,727
License revenue (perpetual, term and subscriptions)	125,813	173,026
Professional service and other revenue	90,678	103,676
Total revenues	$1,269,005	$1,425,429

Total Revenues by Timing of Revenue Recognition:
Point in time	$125,813	$173,026
Over time (including professional service and other revenue)	1,143,192	1,252,403
Total revenues	$1,269,005	$1,425,429
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of September 30, 2024	As of June 30, 2024
Short-term contract assets	$70,203	$66,450
Long-term contract assets	42,314	38,684
Short-term deferred revenues	1,450,456	1,521,416
Long-term deferred revenues	162,397	162,401

The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and customer payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the three months ended September 30, 2024, we reclassified $26.1 million (three months ended September 30, 2023—$25.1 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three months ended September 30, 2024 and 2023, respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to cloud services and customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the three months ended September 30, 2024 that was included in the deferred revenue balances at June 30, 2024 was $652.3 million (three months ended September 30, 2023—$739.3 million).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2024:

Capitalized costs to obtain a contract as of June 30, 2024	$109,488
New capitalized costs incurred	9,052
Amortization of capitalized costs	(10,324)
Impact of foreign exchange rate changes	1,834
Capitalized costs to obtain a contract as of September 30, 2024	$110,050
During the three months ended September 30, 2024 and 2023, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to Note 7 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2024, approximately $2.6 billion of revenue is expected to be recognized from remaining performance obligations on existing contracts. We expect to recognize approximately 45% of this amount over the next 12 months and the remaining balance substantially over the next three years thereafter. We apply the practical expedient and do not disclose performance obligations that have original expected durations of one year or less.
NOTE 4—LEASES
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
The following illustrates the Condensed Consolidated Balance Sheets information related to leases:

		As of September 30, 2024	As of June 30, 2024
Operating Leases	Balance Sheet Location
Operating lease right of use assets	Operating lease right of use assets	$219,514	$219,774

Operating lease liabilities (current)	Operating lease liabilities	$75,312	$76,446
Operating lease liabilities (noncurrent)	Long-term operating lease liabilities	213,400	218,174
Total operating lease liabilities		$288,712	$294,620

Finance Leases
Finance lease receivables (current)	Prepaid expenses and other current assets	$3,045	$4,031
Finance lease receivables (noncurrent)	Other assets	1,850	2,329
Total finance lease receivables		$4,895	$6,360

Finance lease liabilities (current)	Accounts payable and accrued liabilities	$2,607	$3,173
Finance lease liabilities (noncurrent)	Accrued liabilities	1,850	2,327
Total finance lease liabilities		$4,457	$5,500
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of September 30, 2024	As of June 30, 2024
Weighted-average remaining lease term
Operating leases	4.98 years	5.13 years
Finance leases	1.74 years	1.85 years
Weighted-average discount rate
Operating leases	4.91%	5.00%
Finance leases	5.42%	5.47%
Lease Costs and Other Information
The following illustrates the various components of lease costs for the period indicated:

	Three Months Ended September 30,
	2024	2023
Operating lease cost	$21,105	$23,740
Short-term lease cost	339	1,155
Variable lease cost	1,055	1,135
Sublease income	(2,774)	(3,338)
Total lease cost	$19,725	$22,692

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of lease liabilities, and, as such, are excluded from the amounts below:

	Three Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$25,918	$27,699
Finance leases	1,124	1,486
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$14,519	$7,045
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our lease liabilities as of September 30, 2024:

Fiscal years ending June 30,	Operating Leases	Finance Leases
2025 (nine months ended)	$67,054	$2,254
2026	76,875	1,945
2027	61,794	459
2028	46,362	—
2029	26,066	—
Thereafter	45,014	—
Total lease payments	323,165	4,658
Less: Imputed interest	(34,453)	(201)
Total	$288,712	$4,457
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $10.1 million over the remainder of Fiscal 2025 and $32.1 million thereafter.
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2024:

Balance as of June 30, 2024	$7,488,367
Acquisition of Pillr (Note 17) (1)	196
Impact of foreign exchange rate changes	14,086
Balance as of September 30, 2024	$7,502,649
______________________
(1)Adjustments relate to the open measurement period.

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2024
	Cost	Accumulated Amortization	Net
Technology assets	$1,142,360	$(378,641)	$763,719
Customer assets	2,676,246	(1,081,968)	1,594,278
Total	$3,818,606	$(1,460,609)	$2,357,997

	As of June 30, 2024
	Cost	Accumulated Amortization	Net
Technology assets	$1,153,457	$(342,528)	$810,929
Customer assets	2,762,371	(1,087,036)	1,675,335
Total	$3,915,828	$(1,429,564)	$2,486,264
Where applicable, the above balances as of September 30, 2024 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the three months ended September 30, 2024. The impact of this resulted in reductions to the cost and accumulated amortization of technology assets and customer assets of $11 million and $88 million, respectively. The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and nine years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2025 (nine months ended)	$382,170
2026	467,374
2027	396,855
2028	379,334
2029	282,978
2030 and Thereafter	449,286
Total	$2,357,997

NOTE 7—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of September 30, 2024	As of June 30, 2024
Deposits and restricted cash	$1,956	$4,142
Capitalized costs to obtain a contract	43,462	44,577
Short-term prepaid expenses and other current assets	174,135	192,065
Derivative asset (1)	872	2,127
Total	$220,425	$242,911
______________________
(1)Represents the asset related to our derivative instrument activity (see Note 15 “Derivative Instruments and Hedging Activities” for more details).
Other assets:

	As of September 30, 2024	As of June 30, 2024
Deposits and restricted cash	$22,917	$20,063
Capitalized costs to obtain a contract	66,588	64,911
Investments	124,266	124,168
Available-for-sale financial assets	42,825	40,541
Long-term prepaid expenses and other long-term assets	45,791	48,598
Total	$302,387	$298,281
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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and is subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (see Note 20 “Other Income (Expense), Net”). During the three months ended September 30, 2024, our share of income (loss) from these investments was $0.5 million (three months ended September 30, 2023—$(9.7) million).
A portion of the available-for-sale financial assets relate to contractual arrangements under insurance policies held by the Company with guaranteed interest rates that are utilized to meet certain pension and post-retirement obligations but do not meet the definition of a plan asset. The remaining portion of available-for-sale financial assets are primarily comprised of various debt and equity funds, which are valued utilizing market quotes provided by our third-party custodian. These arrangements are treated as available-for-sale financial assets measured at fair value quarterly (see Note 14 “Fair Value Measurement” with unrealized gains and losses recorded within Other comprehensive income (loss), net (see Note 18 “Accumulated Other Comprehensive Income (Loss)”).
Prepaid expenses and other assets, both short-term and long-term, include advance payments on licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of September 30, 2024	As of June 30, 2024
Accounts payable—trade	$113,510	$151,202
Accrued salaries, incentives and commissions	204,280	267,991
Accrued liabilities	226,640	262,190
Accrued sales and other tax liabilities	18,831	21,167
Derivative liability (1)	209,418	159,234
Accrued interest on long-term debt	51,917	38,670
Amounts payable in respect of restructuring and other special charges	31,435	22,489
Asset retirement obligations	6,942	8,173
Total	$862,973	$931,116
______________________
(1)Represents the liability related to our derivative instrument activity (see Note 15 “Derivative Instruments and Hedging Activities” for more details).
Long-term accrued liabilities:

	As of September 30, 2024	As of June 30, 2024
Amounts payable in respect of restructuring and other special charges	$8,683	$9,682
Other accrued liabilities	12,950	15,390
Asset retirement obligations	23,564	21,411
Total	$45,197	$46,483
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of September 30, 2024, the present value of this obligation was $30.5 million (June 30, 2024—$29.6 million), with an undiscounted value of $33.6 million (June 30, 2024—$32.8 million).
NOTE 9—LONG-TERM DEBT

	As of September 30, 2024	As of June 30, 2024
Total debt
Senior Notes 2031	$650,000	$650,000
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	850,000
Senior Notes 2028	900,000	900,000
Senior Secured Notes 2027	1,000,000	1,000,000
Acquisition Term Loan	2,212,263	2,221,225
Revolver	—	—
Total principal payments due	6,512,263	6,521,225

Unamortized debt discount and issuance costs	(123,136)	(128,432)
Total amount outstanding	6,389,127	6,392,793
Less:
Current portion of long-term debt
Acquisition Term Loan	35,850	35,850
Total current portion of long-term debt	35,850	35,850

Non-current portion of long-term debt	$6,353,277	$6,356,943

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
For the three months ended September 30, 2024, we recorded interest expense of $6.7 million relating to Senior Notes 2031 (three months ended September 30, 2023— $6.7 million).
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
For the three months ended September 30, 2024, we recorded interest expense of $9.3 million relating to Senior Notes 2030 (three months ended September 30, 2023—$9.3 million).
Senior Notes 2029
On November 24, 2021, the Company issued $850 million in aggregate principal amount of 3.875% senior notes due 2029 (Senior Notes 2029) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2029 bear interest at a rate of 3.875% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2022. Senior Notes 2029 will mature on December 1, 2029, unless earlier redeemed, in accordance with their terms, or repurchased.
For the three months ended September 30, 2024, we recorded interest expense of $8.2 million relating to Senior Notes 2029 (three months ended September 30, 2023—$8.2 million).
Senior Notes 2028
On February 18, 2020, the Company issued $900 million in aggregate principal amount of 3.875% senior notes due 2028 (Senior Notes 2028) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2028 bear interest at a rate of 3.875% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2028 will mature on February 15, 2028, unless earlier redeemed, in accordance with their terms, or repurchased.
For the three months ended September 30, 2024, we recorded interest expense of $8.7 million relating to Senior Notes 2028 (three months ended September 30, 2023—$8.7 million).
Senior Secured Fixed Rate Notes
Senior Secured Notes 2027
On December 1, 2022, the Company issued $1 billion in aggregate principal amount of senior secured notes due 2027 (Senior Secured Notes 2027, and together with the Senior Notes 2031, Senior Notes 2030, Senior Notes 2029, and Senior Notes 2028, the Senior Notes) in connection with the financing of the acquisition of Micro Focus International Limited, formerly Micro Focus International plc, and its subsidiaries (Micro Focus) (the Micro Focus Acquisition) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Secured Notes 2027 bear interest at a rate of 6.90% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2023. Senior Secured Notes 2027 will mature on December 1, 2027, unless earlier redeemed, in accordance with their terms, or repurchased.
The Senior Secured Notes 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries, and are secured with the same priority as the Company’s senior credit facilities. The Senior Secured Notes 2027 and the related guarantees are effectively senior to all of the Company’s and the guarantors’ senior unsecured debt to the extent of the value of the Collateral (as defined in the indenture to the Senior Secured Notes 2027) and are structurally subordinated to all existing and future liabilities of each of the Company’s existing and future subsidiaries that do not guarantee the Senior Secured Notes 2027. As of September 30, 2024, the Senior Secured Notes 2027 bear an effective interest rate of 7.39%. The effective interest rate includes interest expense of $17.3 million and amortization of debt discount and issuance costs of $0.7 million.
For the three months ended September 30, 2024, we recorded interest expense of $17.3 million relating to Senior Secured Notes 2027 (three months ended September 30, 2023—$17.3 million).
Term Loan B
On May 30, 2018, we entered into a credit facility that provides for a $1 billion term loan facility (Term Loan B), and borrowed $1 billion under the facility to, among other things, repay in full the loans under our prior $800 million term loan facility originally entered into on January 16, 2014. On May 6, 2024, we used a portion of the net proceeds from the AMC Divestiture to prepay in full the then outstanding principal balance of $940 million under Term Loan B, at which point all remaining commitments under Term Loan B were reduced to zero and Term Loan B was terminated.
For the three months ended September 30, 2024, we recorded interest expense of nil relating to Term Loan B (three months ended September 30, 2023—$17.2 million).
Revolver
On December 19, 2023, we amended our committed revolving credit facility (the Revolver) to, among other things, extend the maturity to December 19, 2028. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with the Acquisition Term Loan (as defined below) and Senior Secured Notes 2027.
The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of interest equal to Term SOFR (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%.
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2024, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 2.54:1.00.
As of September 30, 2024, we had no outstanding balance under the Revolver (June 30, 2024—nil). For the three months ended September 30, 2024, we recorded interest expense of nil relating to the Revolver (three months ended September 30, 2023—$2.0 million).
Acquisition Term Loan
On December 1, 2022, we amended our first lien term loan facility (the Acquisition Term Loan), dated as of August 25, 2022, to increase the aggregate commitments under the senior secured delayed-draw term loan facility from an aggregate principal amount of $2.585 billion to an aggregate principal amount of $3.585 billion. On August 14, 2023, we amended the Acquisition Term Loan, to reduce the applicable interest rate margin by 0.75% over the remaining term of the Acquisition Term Loan. The reduction in interest rate margin on the Acquisition Term Loan resulting from the amendment was accounted for by the Company as a debt modification. On May 15, 2024, we further amended the Acquisition Term Loan, to reduce the applicable interest rate margin by 0.5% and remove the 10-basis point credit spread adjustment for loans bearing interest based on the Secured Overnight Financing Rate (SOFR). Both of the above reductions in interest rate margin on the Acquisition Term Loan resulting from the amendments were accounted for by the Company as debt modifications.
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR (as defined in the Acquisition Term Loan) plus an applicable margin of 2.25%. As of September 30, 2024, the outstanding balance on the Acquisition Term Loan bears an interest rate of 7.50%. As of September 30, 2024, the Acquisition

Term Loan bears an effective interest rate of 8.59%. The effective interest rate includes interest expense of $42.9 million and amortization of debt discount and issuance costs of $3.5 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of September 30, 2024, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 2.54:1:00.
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
For the three months ended September 30, 2024, we recorded interest expense of $42.9 million relating to the Acquisition Term Loan (three months ended September 30, 2023—$77.2 million).
Debt Discount and Issuance Costs
Debt discount and issuance costs relate primarily to costs incurred for the purpose of obtaining or amending our credit facilities and issuing our Senior Notes and are being amortized through interest expense over the respective terms of the Senior Notes and Acquisition Term Loan using the effective interest method and straight-line method for the Revolver.
NOTE 10—PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS
Defined Benefit and Other Post-Retirement Benefit Plans
The Company has 50 pension and other post-retirement plans in multiple countries. All of our pension and other post-retirement plans are located outside of Canada and the United States. The plans are primarily located in Germany, which, as of September 30, 2024, make up approximately 57% of the total net benefit pension obligations.
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
The following are details of net pension expense relating to the defined benefit pension plans:

	Three Months Ended September 30,
	2024	2023
Pension expense:
Service cost	$2,828	$2,725
Interest cost	3,337	3,089
Expected return of plan assets	(3,029)	(2,808)
Amortization of actuarial (gains) losses	327	165
Net pension expense	$3,463	$3,171
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under Interest and other related expense, net on our Condensed Consolidated Statements of Income.
NOTE 11—EQUITY AND SHARE-BASED COMPENSATION
Equity
Cash Dividends
For the three months ended September 30, 2024, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.2625 per Common Share in the aggregate amount of $69.1 million, which we paid during the same period (three months ended September 30, 2023—$0.25 per Common Share in the aggregate amount of $67.0 million).
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
From time to time we may provide funds to a third-party agent to facilitate repurchases of our Common Shares in connection with the settlement of awards under the Long-Term Incentive Plans (LTIP) or other plans.
During the three months ended September 30, 2024, 824,414 Common Shares were repurchased on the open market at a cost of $25.0 million for potential settlement of awards under our LTIP or other plans as described below (three months ended September 30, 2023—1,400,000 Common Shares were purchased for $53.1 million).
During the three months ended September 30, 2024, we delivered to eligible participants 60,887 Common Shares that were purchased in the open market in connection with the settlement of awards and other plans (three months ended September 30, 2023—183,313 Common Shares).
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%. During the three months ended September 30, 2024, 389,302 Common Shares were eligible for issuance to employees enrolled in the ESPP (three months ended September 30, 2023—286,772 Common Shares). During the three months ended September 30, 2024, cash in the amount of $9.9 million was received from employees relating to the ESPP (three months ended September 30, 2023—$8.6 million).
Share Repurchase Plan
On April 30, 2024, the Board authorized a share repurchase plan (Fiscal 2024 Repurchase Plan) pursuant to which we were authorized to purchase for cancellation, in open market transactions from time to time over the 12-month period commencing on May 7, 2024 until May 6, 2025, up to $250 million of our Common Shares. The Fiscal 2024 Repurchase Plan included a normal course issuer bid to provide means to execute purchases over the Toronto Stock Exchange (TSX).
On July 31, 2024, in order to align our share repurchase plan to our fiscal year, the Board approved the early termination of the Fiscal 2024 Repurchase Plan and authorized a new share repurchase plan (the Fiscal 2025 Repurchase Plan), pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 7, 2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of our Common Shares on the TSX, NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2025 Repurchase Plan will be effected in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), and includes a normal course issuer bid to provide means to execute purchases over the TSX.
During the three months ended September 30, 2024, we repurchased and cancelled 2,649,131 Common Shares for $86.5 million, inclusive of 2% Canadian excise taxes recorded (three months ended September 30, 2023— nil Common Shares for nil).
Share-Based Compensation
Share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended September 30,
	2024	2023
Stock Options (issued under Stock Option Plans)	$2,736	$4,544
Performance Share Units (issued under LTIP)	7,188	5,889
Restricted Share Units (issued under LTIP)	3,767	2,881
Restricted Share Units (other)	13,285	21,372
Deferred Share Units (directors)	845	914
Employee Stock Purchase Plan	1,737	1,495
Total share-based compensation expense	$29,558	$37,095

A summary of unrecognized compensation cost for unvested share-based compensation awards is as follows:

	As of September 30, 2024
	Unrecognized Compensation Cost	Weighted Average Recognition Period (years)
Stock Options (issued under Stock Option Plans)	$44,523	2.56
Performance Share Units (issued under LTIP)	71,320	2.10
Restricted Share Units (issued under LTIP)	29,316	1.79
Restricted Share Units (other)	48,582	1.57
Total unrecognized share-based compensation cost	$193,741
Stock Options
A summary of activity under our stock option plans for the three months ended September 30, 2024 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	12,207,412	$38.51	4.31	$6,142
Granted	1,559,170	28.49
Exercised	(5,250)	26.81
Forfeited or expired	(904,810)	37.57
Outstanding at September 30, 2024	12,856,522	$37.36	4.44	$20,135
Exercisable at September 30, 2024	4,966,126	$41.71	3.01	$829
As of September 30, 2024, 4,364,407 options to purchase Common Shares were available for issuance under our stock option plans.

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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended September 30,
	2024	2023
Weighted–average fair value of options granted	$5.77	$9.16
Weighted-average assumptions used:
Expected volatility	28.60%	30.93%
Risk–free interest rate	3.66%	4.44%
Expected dividend yield	3.51%	2.66%
Expected life (in years)	4.31	4.24
Forfeiture rate (based on historical rates)	7%	7%
Average exercise share price	$28.49	$36.79
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
Performance Share Units (Issued Under LTIP)
PSUs (issued under LTIP) vest after three years from the respective date of grants and upon the achievement of Performance Conditions determined at the time of the grant.
A summary of activity under our PSUs issued under the LTIP for the three months ended September 30, 2024 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2024	1,605,116	$56.09	1.70	$48,218
Granted (1)	879,649	47.63
Forfeited or expired	(104,924)	52.18
Outstanding at September 30, 2024	2,379,841	$53.07	2.10	$78,547
______________________
(1)PSUs are earned based on market or performance conditions and the actual number of PSUs earned, if any, is dependent upon performance and may range from 0 to 200 percent.

For the periods indicated, the weighted-average fair value of market-based PSUs issued under LTIP, and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Three Months Ended September 30,
	2024	2023
Weighted–average fair value of performance share units granted	$47.96	$59.48
Weighted-average assumptions used:
Expected volatility	30.26%	28.05%
Risk–free interest rate	3.67%	4.38%
Expected dividend yield	—%	—%
Expected life (in years)	3.11	3.11
Restricted Share Units (Issued Under LTIP)
Beginning in Fiscal 2025, grants of RSUs (issued under LTIP) vest on a straight-line basis over three years from the respective date of grants. Grants of RSUs (issued under LTIP) prior to Fiscal 2025 vest after three years from the respective date of grants.
A summary of activity under our RSUs issued under the LTIP for the three months ended September 30, 2024 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2024	956,325	$39.61	1.77	$28,728
Granted	633,191	28.56
Forfeited or expired	(46,901)	37.70
Outstanding at September 30, 2024	1,542,615	$35.12	2.21	$50,914
Restricted Share Units (Other)
In addition to the grants made in connection with the LTIPs discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. RSUs (other) vest over a specified contract date, typically two or four years from the respective date of grants.
A summary of activity under our RSUs (other) issued for the three months ended September 30, 2024 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2024	4,555,955	$35.87	1.79	$136,861
Granted	22,031	32.15
Vested	(60,887)	31.77
Forfeited or expired	(150,483)	37.10
Outstanding at September 30, 2024	4,366,616	$35.87	1.55	$144,120
Deferred Share Units (DSUs)
The DSUs are granted to certain non-employee directors. DSUs are issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.

A summary of activity under our DSUs issued for the three months ended September 30, 2024 is as follows:

	Units	Weighted-Average Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2024 (1)	1,082,471	$30.67	0.42	$32,517
Granted	12,326	31.70
Outstanding at September 30, 2024 (2)	1,094,797	$30.68	0.25	$36,134
______________________
(1)    Includes 47,871 unvested DSUs.
(2)    Includes 49,709 unvested DSUs.
NOTE 12—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2024 - June 30, 2025	July 1, 2025 - June 30, 2027	July 1, 2027 - June 30, 2029	July 1, 2029 and beyond
Long-term debt obligations (1)	$8,323,106	$316,898	$800,655	$2,551,817	$4,653,736
Purchase obligations for contracts not accounted for as lease obligations (2)	294,286	133,888	160,398	—	—
Total	$8,617,392	$450,786	$961,053	$2,551,817	$4,653,736
______________________
(1)Includes interest up to maturity and principal payments. See Note 9 “Long-Term Debt” for more details.
(2)For more details on contractual obligations relating to leases and purchase obligations accounted for under ASC Topic 842, see Note 4 “Leases.”
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

Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of September 30, 2024, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $82.0 million. As of September 30, 2024, we have provisionally paid approximately $32.0 million in order to fully preserve our rights to object to the CRA's audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within Long-term income taxes recoverable on the Condensed Consolidated Balance Sheets as of September 30, 2024.
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
We will continue to vigorously contest the adjustments to our taxable income and any penalty and interest assessments, as well as any reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Condensed Consolidated Financial Statements. The CRA is currently auditing Fiscal 2020.
NOTE 13—INCOME TAXES
The Company’s effective tax rate for the three months ended September 30, 2024, decreased to a provision of 2.2%, compared to a provision of 11.3% for the three months ended September 30, 2023.

The Company’s effective tax rate for the three months ended September 30, 2024, differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to foreign tax credits, research and development credits, changes in unrecognized tax benefits, and differences in tax filings from provision, partially offset by disallowed share based compensation deductions, foreign source income inclusion in the U.S., and withholding taxes.
The Company’s effective tax rate for the three months ended September 30, 2023 differs from the Canadian statutory rate primarily due to tax benefits related to foreign tax rate differences, foreign tax credits and research and development credits, partially offset by the U.S. Base Erosion and Anti-Abuse Tax (BEAT).
As of September 30, 2024, the gross amount of unrecognized tax benefits accrued is $166.3 million (June 30, 2024 — $180.4 million), which is inclusive of interest and penalties accrued of $22.4 million (June 30, 2024 — $24.3 million). We believe that it is reasonably possible that the gross unrecognized tax benefit could decrease by $33.4 million in the next 12 months, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
As of September 30, 2024, we have recognized a deferred income tax liability of $16.8 million (June 30, 2024—$15.9 million) on taxable temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
State Aid Matter
As of June 30, 2024, the Company had a long-term income tax receivable related to the payment it made in regard to a State Aid charging notice it received as a result of the European Commission’s final decision on its State Aid investigation into the UK’s “Financing Company Partial Exemption” legislation where it concluded that part of the legislation was in breach of the EU State Aid rules. Micro Focus, along with the UK government and certain other UK-based international companies, appealed the decision to the General Court of the Court of Justice of the European Union (CJEU).
The CJEU’s judgment was handed down on September 19, 2024. The CJEU broadly followed the CJEU Advocate General’s opinion, setting aside the judgment of the General Court and annulling the Commission’s ruling. As a result, a refund of the State Aid charging notice, in the amount of $46.0 million plus interest, is expected. The timing of the refund is uncertain as the UK Government must pass legislation by way of regulations to facilitate the refund, but it is reasonably expected to be received within the next twelve months. Given the expected timing of the refund, the income tax recoverable has been reclassified to short term and recognized as part of current assets as of September 30, 2024.
NOTE 14—FAIR VALUE MEASUREMENT
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

Financial Assets and Liabilities Measured at Fair Value
Our cash and cash equivalents, along with our accounts receivable and accounts payable and accrued liabilities balances, are measured and recognized in our Condensed Consolidated Financial Statements at an amount that approximates the fair value (a Level 2 measurement) due to their short maturities. The carrying value of our other long-term debt facilities approximates the fair value since the interest rate is at market. See Note 9 “Long-Term Debt” for further details.
The following table summarizes the fair value of the Company’s financial instruments as of September 30, 2024 and June 30, 2024:

		Fair Value
	Fair Value Hierarchy	September 30, 2024	June 30, 2024
Assets:
Available-for-sale financial assets (Note 7)	Level 2	$16,774	$15,603
Available-for-sale financial assets (Note 7)	Level 3	26,051	24,938
Derivative asset (Note 15)	Level 2	872	2,127

Liabilities:
Derivative liability (Note 15)	Level 2	$(209,418)	$(159,234)
Senior Notes (Note 9) (1)	Level 2	(4,152,322)	(4,006,771)
______________________
(1)    Senior Notes are presented within the Condensed Consolidated Balance Sheets at amortized cost. See Note 9 “Long-Term Debt” for further details.
Changes in Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in the fair value of our Level 3 available-for-sale financial assets between June 30, 2024 and September 30, 2024.

Available-for-sale financial assets
Balance as of June 30, 2024	$24,938
Gain recognized in income	1,113
Balance as of September 30, 2024	$26,051
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
Our available-for-sale financial assets are classified as either Level 2 or Level 3. Our Level 2 available-for-sale financial assets are comprised primarily of various debt and equity funds, which are valued utilizing market quotes provided by our third-party custodian. Our Level 3 available-for-sale financial assets are comprised of insurance contracts which are valued by an external insurance expert by applying a discount rate to the future cash flows and taking into account the fixed interest rate, mortality rates and term of the insurance contracts. See Note 7 “Prepaid Expenses and Other Assets” for further details.
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended September 30, 2024 and 2023, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2024 and 2023, respectively, no indications of impairments were identified and therefore no fair value measurements were required.

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
We have designated these transactions as cash flow hedges of forecasted transactions under Topic 815. As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within Other comprehensive loss, net within the Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2024, the fair value of the contracts is recorded within Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets and represents the net gain before tax effect that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months.

As of September 30, 2024, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $95.6 million (June 30, 2024—$95.7 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The fair values of outstanding derivative instruments are as follows:

		As of September 30, 2024		As of June 30, 2024
Instrument	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedges:
Cash flow hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$418	$—	$—	$(828)
Net investment hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	52	(114,263)	654	(88,186)
Total derivatives designated as hedges		470	(114,263)	654	(89,014)

Derivatives not designated as hedges:
Cross currency swap contracts	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	402	(95,155)	1,473	(70,220)
Total derivatives not designated as hedges		402	(95,155)	1,473	(70,220)
Total derivatives		$872	$(209,418)	$2,127	$(159,234)
The effects of gains (losses) from derivative instruments on our Condensed Consolidated Statements of Income is as follows:

		Three Months Ended September 30,
Instrument	Income Statement Location	2024	2023
Derivatives designated as hedges:
Cash flow hedge	Operating expenses	$(356)	$(12)
Net investment hedge	Interest and other related expense, net	727	922

Derivatives not designated as hedges:
Cross currency swap contracts	Other income (expense), net	(24,935)	17,895
Cross currency swap contracts	Interest and other related expense, net	681	856
Total		$(23,883)	$19,661
The effects of the cash flow and net investment hedges on our Condensed Consolidated Statements of Comprehensive Income:

		Three Months Ended September 30,
	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income Location	2024	2023
Gain (loss) recognized in OCI (loss) on cash flow hedge (effective portion)	Unrealized gain (loss) on cash flow hedge	$890	$(2,505)
Gain (loss) recognized in OCI (loss) on net investment hedge (effective portion)	Net foreign currency translation adjustment	(26,077)	17,107
Gain (loss) reclassified from AOCI into income (effective portion) - cash flow hedge	Operating expenses	(356)	(12)
Gain (loss) reclassified from AOCI into income (excluded from effectiveness testing) - net investment hedge	Interest and other related expense, net	561	561

NOTE 16—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition and divestiture-related costs and other similar charges.

	Three Months Ended September 30,
	2024	2023
Business Optimization Plan	$42,503	$—
Micro Focus Acquisition Restructuring Plan	(1,627)	6,864
Other historical restructuring plans	(293)	(117)
Divestiture-related costs	4,160	1,597
Acquisition-related costs	736	1,070
Other charges	1,657	4,380
Total	$47,136	$13,794
Business Optimization Plan
During the first quarter of Fiscal 2025, we made a strategic decision to align the Company’s workforce to support its growth and innovation plans (Business Optimization Plan). The Business Optimization Plan charges relate to workforce reductions. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
As of September 30, 2024, we expect total costs to be incurred in connection with the Business Optimization Plan to be approximately $60.0 million, of which $42.5 million has been recorded within Special charges (recoveries) within the Condensed Consolidated Statements of Income to date.
A reconciliation of the beginning and ending restructuring liability for the Business Optimization Plan, which is included within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets, for the three months ended September 30, 2024 is shown below.

Business Optimization Plan	Workforce reduction
Balance payable as of June 30, 2024	$—
Accruals and adjustments	42,503
Cash payments	(26,633)
Foreign exchange and other non-cash adjustments	589
Balance payable as of September 30, 2024	$16,459
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
Since the inception of the Micro Focus Acquisition Restructuring Plan, $144.9 million has been recorded within Special charges (recoveries) within the Condensed Consolidated Statements of Income to date. We do not expect to incur any further significant charges relating to the Micro Focus Acquisition Restructuring Plan.

A reconciliation of the beginning and ending restructuring liability for the Micro Focus Acquisition Restructuring Plan, which is included within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets, for the three months ended September 30, 2024 is shown below.

Micro Focus Acquisition Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2024	$11,765	$16,326	$28,091
Accruals and adjustments	(1,217)	971	(246)
Cash payments	(6,105)	(1,478)	(7,583)
Foreign exchange and other non-cash adjustments	141	(295)	(154)
Balance payable as of September 30, 2024	$4,584	$15,524	$20,108
Divestiture-related costs
Divestiture-related costs, recorded within Special charges (recoveries), include the direct costs related to the AMC Divestiture.
Acquisition-related costs
Acquisition-related costs, recorded within Special charges (recoveries), include direct costs of potential and completed acquisitions.
Other charges (recoveries)
For the three months ended September 30, 2024, Other charges (recoveries) includes $1.6 million of other miscellaneous charges and $0.1 million related to pre-acquisition equity incentives of Zix Corporation (Zix), which upon acquisition were replaced by equivalent value cash settlements.
For the three months ended September 30, 2023, Other charges includes $2.9 million of Micro Focus compensation related charges, $1.6 million of miscellaneous professional advisory charges, $1.1 million of other miscellaneous charges and $0.4 million related to pre-acquisition equity incentives of Zix, which upon acquisition were replaced by equivalent value cash settlements.
NOTE 17—ACQUISITIONS AND DIVESTITURES
Fiscal 2024 Divestiture
Divestiture of AMC Business
On May 1, 2024, the Company completed the sale of its AMC business to Rocket Software for $2.275 billion in cash before taxes, fees and other adjustments, which are expected to be finalized in Fiscal 2025. The results of the AMC business were recorded and presented within our Condensed Consolidated and Consolidated Financial Statements during Fiscal 2024 for the period of July 1, 2023 through April 30, 2024. In connection with the sale, a gain of $429.1 million was recorded in Other income (expense), net within our Consolidated Statements of Income for the year ended June 30, 2024.
The Company determined that the AMC business did not constitute a component, as its operations and cash flows cannot be clearly distinguished from the rest of the Company’s operations and cash flows due to significant shared costs, therefore, the transaction did not meet the discontinued operations criteria, and the results of operations from the AMC business are presented within Income from operations in our Condensed Consolidated Statements of Income up to the date of disposition.
The Company used the net proceeds from the transaction to prepay in full the outstanding principal balances of the Term Loan B and prepay a portion of the outstanding principal balance of the Acquisition Term Loan, as further described in Note 9 “Long-Term Debt.” The Company has also agreed to provide certain transition services to Rocket Software following the completion of the divestiture for up to 24 months after the closing date of May 1, 2024, which are included in financing activities on the Condensed Consolidated Statements of Cash Flows. These transition service costs are reimbursable by Rocket Software. As of September 30, 2024, we billed Rocket Software $14.5 million under the Transition Service Agreement (TSA).

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
On May 22, 2024, we acquired Pillr, a cloud native, multi-tenant Managed Detection and Response platform from Novacoast, Inc. for Managed Service Providers that includes powerful threat-hunting capabilities. In accordance with ASC Topic 805, “Business Combinations”, this acquisition was accounted for as a business combination. The results of operations of Pillr have been consolidated with those of OpenText beginning May 22, 2024. The results of Pillr are not considered to be material to our business.

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2024	$(59,760)	$(608)	$(374)	$(8,877)	$(69,619)
Other comprehensive income (loss) before reclassifications, net of tax	(5,190)	654	248	(1,045)	(5,333)
Amounts reclassified into net income, net of tax	—	262	—	234	496
Total other comprehensive income (loss), net for the period	(5,190)	916	248	(811)	(4,837)
Balance as of September 30, 2024	$(64,950)	$308	$(126)	$(9,688)	$(74,456)
______________________
(1)The amount of foreign currency translation recognized in other comprehensive income during the three months ended September 30, 2024 included net gains (losses) relating to our net investment hedge of $(26.1) million, as further discussed in Note 15 “Derivative Instruments and Hedging Activities.”

	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2023	$(44,114)	$1,124	(602)	$(9,967)	$(53,559)
Other comprehensive income (loss) before reclassifications, net of tax	(14,583)	(1,841)	(221)	(19)	(16,664)
Amounts reclassified into net income, net of tax	—	9	—	189	198
Total other comprehensive income (loss), net for the period	(14,583)	(1,832)	(221)	170	(16,466)
Balance as of September 30, 2023	$(58,697)	$(708)	$(823)	$(9,797)	$(70,025)
______________________
(1)The amount of foreign currency translation recognized in other comprehensive income during the three months ended September 30, 2023 included net gains (losses) relating to our net investment hedge of $17.1 million, as further discussed in Note 15 “Derivative Instruments and Hedging Activities.”
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
	2024	2023
Cash paid during the period for interest	$80,438	$131,867
Cash received during the period for interest	15,263	11,453
Cash paid during the period for income taxes	240,379	79,237
NOTE 20—OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,
	2024	2023
Foreign exchange gains (losses)	$(11,379)	$11,434
Unrealized gains (losses) on derivatives not designated as hedges (1)	(24,935)	17,895
OpenText share in net income (loss) of equity investees (2)	455	(9,696)
Other miscellaneous income (expense)	204	537
Total other income (expense), net	$(35,655)	$20,170
______________________
(1)Represents the unrealized gains (losses) on our derivatives not designated as hedges related to the Micro Focus Acquisition (see Note 15 “Derivative Instruments and Hedging Activities” for more details).
(2)Represents our share in net income (losses) of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see Note 7 “Prepaid Expenses and Other Assets” for more details).

NOTE 21—EARNINGS PER SHARE
Basic earnings per share are computed by dividing net income attributable to OpenText by the weighted average number of Common Shares outstanding during the period. Diluted earnings per share are computed by dividing net income attributable to OpenText by the shares used in the calculation of basic earnings per share plus the dilutive effect of Common Share equivalents, such as stock options, using the treasury stock method. Common Share equivalents are excluded from the computation of diluted earnings per share if their effect is anti-dilutive.

	Three Months Ended September 30,
	2024	2023
Basic earnings per share
Net income attributable to OpenText	$84,368	$80,901
Basic earnings per share attributable to OpenText	$0.32	$0.30
Diluted earnings per share
Net income attributable to OpenText	$84,368	$80,901
Diluted earnings per share attributable to OpenText	$0.32	$0.30
Weighted-average number of shares outstanding (in ‘000’s)
Basic	267,400	271,178
Effect of dilutive securities	421	724
Diluted	267,821	271,902
Excluded as anti-dilutive (1)	10,779	7,304
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
During the three months ended September 30, 2024, Mr. Stephen Sadler, a member of the Board of Directors, earned consulting fees from OpenText for assistance with acquisition-related business activities. The fees earned were not material. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 23—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on October 29, 2024, a dividend of $0.2625 per Common Share. The record date for this dividend is November 29, 2024 and the payment date is December 20, 2024. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal years beginning July 1, 2024 and ending June 30, 2025 (Fiscal 2025) and July 1, 2025 and ending June 30, 2026 (Fiscal 2026) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and operations, strategic goals and business planning process, including the Company’s business optimization plan announced in July 2024 (the Business Optimization Plan); (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases, the timing thereof and the customers targeted; (viii) the Company’s financial condition, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates, including Canada's newly enacted global minimum tax act; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings, including the Company's expected refund of the State Aid charging notice relating to the CJEU's judgment on the ruling of the European Commission; (xxii) acquisitions and their expected impact, including our ability to realize the benefits expected from the acquisitions and to successfully integrate the assets we acquire or utilize such assets to their full capacity, including in connection with the acquisition of Micro Focus International Limited, formerly Micro Focus International plc, and its subsidiaries (Micro Focus) (see Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details); (xxiii) tax audits; (xxiv) the expected impact of the Russia-Ukraine and Middle East conflicts on our business;(xxv) expected costs of the restructuring and business optimization plans; (xxvi) targets regarding greenhouse gas emissions, waste diversion, energy consumption and Equity, Diversity and Inclusion (ED&I) initiatives; (xvii) integration of Micro Focus, resulting synergies and timing thereof; (xxviii) divestitures and their expected impact, including in connection with the divestiture of the Application, Modernization and Connectivity (AMC) business (the AMC Divestiture) and the accompanying transition services agreement (Transition Services Agreement) (see Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details); and (xxix) other matters.
In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. The forward-looking statements contained in this report are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general political, economic and market conditions; (iv) our ability to manage inflation, including increased labour costs associated with attracting and retaining employees, and higher interest rates; (v) our continued ability to manage certain foreign currency risk through hedging; (vi) equity and debt markets continuing to provide us with access to capital; (vii) our continued ability to identify, source and finance attractive and executable business combination opportunities; (viii) our continued ability to avoid infringing third party intellectual property rights; and (ix) our ability to successfully implement our restructuring plans. Management’s estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) our inability to realize successfully any anticipated synergy benefits from the acquisition of Micro Focus (Micro Focus Acquisition); (ii) the actual and potential impacts of the use of cash and incurrence of indebtedness, including the granting of security interests related to such debt; (iii) the change in scope and size of our operations as a result of the Micro Focus Acquisition and the AMC Divestiture; (iv) the uncertainty around expectations related to Micro Focus’ business prospects; (v) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (vi) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses, including the acquisition of Micro Focus; (vii) the potential for the incurrence of or assumption of debt in connection with acquisitions, its impact on future operations and on the ratings or outlooks of rating agencies on our outstanding debt securities, and the possibility of not being able to generate sufficient cash to service all indebtedness; (viii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (ix) the risks associated with bringing new products and services to market; (x) fluctuations in currency exchange rates (including as a result of the impact of any policy changes resulting from trade and tariff disputes) and the impact of mark-to-market valuation relating to associated derivatives; (xi) delays in the purchasing decisions of the Company’s customers; (xii) competition the Company faces in its industry and/or marketplace; (xiii) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xiv) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xvi) the continuous commitment of the Company’s customers; (xvii) demand for the Company’s products and services; (xviii) increase in exposure to international business risks including the impact of geopolitical instability, political unrest, war and other global conflicts, and other geopolitical tensions, including the Russia-Ukraine and the Middle East conflicts, as we continue to increase our international operations; (xix) adverse macroeconomic conditions, including inflation, disruptions in global supply chains and increased labour costs; (xx) inability to raise capital at all or on not unfavorable terms in the future; (xxi) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); (xxii) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities; and (xxiii) risks related to the AMC Divestiture, Transition Services Agreement, and the impact of the divestiture on our remaining business. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company’s offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic due to remote working arrangements; (xiv) failure to achieve our environmental goals on energy consumption, waste diversion and greenhouse gas emissions or our targets relating to ED&I initiatives; (xv) failure to attract and retain key personnel to develop and effectively manage the Company’s business; and (xvi) the ability of the Company’s subsidiaries to make distributions to the Company.
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

All dollar and percentage comparisons made herein refer to the three months ended September 30, 2024 compared with the three months ended September 30, 2023, unless otherwise noted.
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
Our comprehensive Information Management platform and services provide secure and scalable solutions for global companies, small and medium-sized businesses (SMBs), governments and consumers around the world. We have a complete and integrated portfolio of Information Management solutions delivered at scale in the OpenText Cloud, helping organizations master modern work, automate application delivery and modernization and optimize their digital supply chains. To do this, we bring together our Content Cloud, Cybersecurity Cloud, Business Network Cloud, IT Operations Management Cloud, Application Modernization Cloud and Analytics Cloud. We also accelerate information modernization with intelligent tools and services for moving off paper, automating classification and building clean data lakes for Artificial Intelligence (AI), analytics and automation.
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
As of September 30, 2024, we employed a total of approximately 21,800 individuals. Of the total 21,800 individuals we employed as of September 30, 2024, 7,700 or 35% are in the Americas, 4,800 or 22% are in EMEA and 9,300 or 43% are in Asia Pacific. Currently, we have employees in 42 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. See “Results of Operations” below for our definitions of geographic regions.
Quarterly Summary:
During the first quarter of Fiscal 2025 we saw the following activity, as compared to the first quarter of Fiscal 2024, which includes the results of the AMC Business prior to the AMC Divestiture, which has an impact on period-over-period comparisons. See “Divestiture of AMC Business” under “Results of Operations”, below for more details:
•Total revenue was $1,269.0 million, down 11.0% compared to the same period in the prior fiscal year; down 10.7% after factoring in the unfavorable impact of $4.2 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $1,052.5 million, down 8.4% compared to the same period in the prior fiscal year; down 8.0% after factoring in the unfavorable impact of $4.1 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $457.0 million, up 1.3% compared to the same period in the prior fiscal year; up 1.7% after factoring in the unfavorable impact of $1.6 million of foreign exchange rate changes.
•GAAP-based gross margin was 71.7% compared to 71.4% in the same period in the prior fiscal year.
•Non-GAAP-based gross margin was 75.8% compared to 77.3% in the same period in the prior fiscal year.
•GAAP-based net income attributable to OpenText was $84.4 million compared to $80.9 million in the same period in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $248.8 million compared to $274.3 million in the same period in the prior fiscal year.

•GAAP-based earnings per share (EPS), diluted, was $0.32 compared to $0.30 in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $0.93 compared to $1.01 the same period in the prior fiscal year.
•Adjusted EBITDA, a non-GAAP measure, was $443.8 million compared to $494.8 million in the same period in the prior fiscal year.
•Operating cash flow was $(77.8) million for the three months ended September 30, 2024 compared to $47.1 million in the same period in the prior fiscal year, down 265.1%.
•Cash and cash equivalents were $1,000.2 million as of September 30, 2024, compared to $1,280.7 million as of June 30, 2024.
•Enterprise cloud bookings were $133.5 million, compared to $121.0 million in the same period in the prior fiscal year. We define Enterprise cloud bookings as the total value from cloud services and subscription contracts entered into in the period that is new, committed and incremental to our existing contracts, entered into with our enterprise-based customers.
•During the three months ended September 30, 2024, we repurchased and cancelled 2,649,131 Common Shares for $86.5 million, inclusive of 2% Canadian excise taxes recorded (nil in the three months ended September 30, 2023).
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
Divestiture of AMC Business
On May 1, 2024, the Company completed the AMC Divestiture for $2.275 billion in cash before taxes, fees and other adjustments. For the three months ended September 30, 2023, the results of the AMC business were recorded and presented within our Condensed Consolidated Financial Statements. See Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details.
Impacts of Geopolitical Conflicts and Diplomatic Tensions
We continue to monitor the geopolitical conflicts and diplomatic tensions around the world, including the Russia-Ukraine and Middle East conflicts. We have ceased all direct business in Russia and Belarus. We continue to operate our Israeli-based business and support our employees in the region. While our operations within these locations are not material and we do not expect these geopolitical conflicts to have a material adverse effect on our overall business, results of operations or financial condition, it is not possible to predict the broader consequences or broader expansion of these conflicts, including adverse effects on the global economy, on our business and operations as well as those of our customers, partners and third party service providers. For more information, see Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for Fiscal 2024.
Outlook for Remainder of Fiscal 2025
As an organization, we are committed to “Total Growth,” meaning we strive towards delivering value through organic initiatives and innovations and acquisitions. With an emphasis on increasing recurring revenues and expanding profitability, we believe our Total Growth strategy will ultimately drive cash flow growth, thus helping to fuel our innovation, broaden our go-to-market distribution and identify and execute strategic acquisitions. We are well positioned to expand our product portfolio and improve our ability to innovate and grow organically, which helps us to meet our long-term growth targets. Our Total Growth strategy is a durable model that we believe will create both near and long-term shareholder value through organic and acquired growth, capital efficiency and profitability.
We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our existing customer base and new customers, which includes Global 10,000 companies (G10K), SMBs and consumers. The G10K are the world’s largest companies, ranked by estimated total revenues, as well as the world’s largest governments and global organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. On a fiscal year-to-date basis, we have invested $190.7 million or 15.0% of revenue in R&D expense, which is in line with our target spend for R&D expense this fiscal year.

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
We will continue to closely monitor the potential impacts of inflation with respect to wages, services and goods, concerns regarding any potential recession, higher interest rates, financial market volatility, the Russia-Ukraine and Middle East conflicts and other geopolitical disputes on our business. See Part II, Item 1A “Risk Factors” herein and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2024.
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
(i)Revenue recognition,
(ii)Goodwill,
(iii)Acquired intangibles, and
(iv)Income taxes.
For a full discussion of all our accounting policies, see Note 2 “Accounting Policies and Recent Accounting Pronouncements” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2024.
RESULTS OF OPERATIONS
The following tables provide a detailed analysis of our results of operations and financial condition. For each of the periods indicated below, we present our revenues by product type, revenues by major geography, cost of revenues by product type, total gross margin, total operating margin, gross margin by product type, and their corresponding percentage of total revenue.
In addition, we provide Non-GAAP measures for the periods discussed to provide additional information to investors that we believe will be useful as this presentation aligns with how our management assesses our Company’s performance. See “Use of Non-GAAP Financial Measures” below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.
Divestiture of AMC Business
On May 1, 2024, the Company completed the sale of its AMC business to Rocket Software. The AMC business was comprised of the legacy OpenText connectivity business and the legacy Micro Focus AMC business. The comparability of our operating results for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was impacted by the recent divestiture of our AMC business, the results of which were excluded from those of OpenText beginning May 1, 2024. As such, consolidated operating results for the three months ended September 30, 2023 and 2024 included three and nil months, respectively, of AMC business operating results.
Our total revenues decreased by $156.4 million primarily across license and customer support product types in the three months ended September 30, 2024, relative to the three months ended September 30, 2023, primarily due to the exclusion of revenue contributions from the AMC business, in addition to a unfavorable impact of $4.2 million of foreign exchange rate changes. The AMC business contributed $132.8 million to our total revenues during the three months ended September 30, 2023, of which $84.1 million related to customer support revenues, $44.2 million related to license revenues, and $4.5 million related to professional services and other revenue.

Transition Services Agreement
In connection with the AMC Divestiture, we entered into a Transition Service Agreement (TSA) with Rocket Software, whereby we will provide certain transition services to Rocket Software for up to 24 months from May 1, 2024. These transition service costs are reimbursable by Rocket Software. During the three months ended September 30, 2024, we billed Rocket Software $14.5 million under the TSA. The following table illustrates the financial statement impact of these TSA reimbursements, which have been recorded as an offset to the respective costs incurred, within our Condensed Consolidated Statements of Income.

Three Months Ended September 30,
2024
Professional service and other cost of revenue	$168
Customer support cost of revenue	750
Research and development	382
Sales and marketing	1,381
General and administrative	11,838
Total	$14,518

Summary of Results of Operations

	Three Months Ended September 30,
(In thousands)	2024	Change increase (decrease)	2023
Total Revenues by Product Type:
Cloud services and subscriptions	$457,024	$6,010	$451,014
Customer support	595,490	(102,223)	697,713
License	125,813	(47,213)	173,026
Professional service and other	90,678	(12,998)	103,676
Total revenues	1,269,005	(156,424)	1,425,429
Total Cost of Revenues	358,647	(48,364)	407,011
Total GAAP-based Gross Profit	910,358	(108,060)	1,018,418
Total GAAP-based Gross Margin %	71.7%		71.4%
Total GAAP-based Operating Expenses	704,116	(101,410)	805,526
Total GAAP-based Income from Operations	$206,242	$(6,650)	$212,892

% Revenues by Product Type:
Cloud services and subscriptions	36.0%		31.6%
Customer support	46.9%		48.9%
License	9.9%		12.1%
Professional service and other	7.2%		7.4%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$175,257	$3,845	$171,412
Customer support	62,574	(12,440)	75,014
License	6,657	2,818	3,839
Professional service and other	66,915	(13,007)	79,922
Amortization of acquired technology-based intangible assets	47,244	(29,580)	76,824
Total cost of revenues	$358,647	$(48,364)	$407,011

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	61.7%		62.0%
Customer support	89.5%		89.2%
License	94.7%		97.8%
Professional service and other	26.2%		22.9%

Total Revenues by Geography: (1)
Americas (2)	$728,243	$(116,984)	$845,227
EMEA (3)	419,231	(26,209)	445,440
Asia Pacific (4)	121,531	(13,231)	134,762
Total revenues	$1,269,005	$(156,424)	$1,425,429
% Revenues by Geography:
Americas (2)	57.4%		59.3%
EMEA (3)	33.0%		31.2%
Asia Pacific (4)	9.6%		9.5%

Other Metrics:
GAAP-based gross margin	71.7%		71.4%
Non-GAAP-based gross margin (5)	75.8%		77.3%
Net income attributable to OpenText	$84,368		$80,901
GAAP-based EPS, diluted	$0.32		$0.30
Non-GAAP-based EPS, diluted (5)	$0.93		$1.01
Adjusted EBITDA (5)	$443,801		$494,843
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
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced business-to-business integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as platform as a service, software as a service, cloud subscriptions and managed services.
Beginning with the quarter ended September 30, 2024, we are disclosing the cloud renewal rate on a net basis (cloud net renewal rate). The cloud net renewal rate, excluding the impact of Carbonite Inc. and Zix, was 94% for the quarter ended September 30, 2024. This rate includes increases and decreases in renewed contract values driven by product mix, volume and consumption, and changes for price adjustments relating to renewed contract values, which were not part of the historical calculation of the cloud renewal rate.
Cost of Cloud services and subscriptions revenues is comprised primarily of third-party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs and some third party royalty costs.

	Three Months Ended September 30,
(In thousands)	2024	Change increase (decrease)	2023
Cloud Services and Subscriptions:
Americas	$332,677	$(2,368)	$335,045
EMEA	95,413	9,030	86,383
Asia Pacific	28,934	(652)	29,586
Total Cloud Services and Subscriptions Revenues	457,024	6,010	451,014
Cost of Cloud Services and Subscriptions Revenues	175,257	3,845	171,412
GAAP-based Cloud Services and Subscriptions Gross Profit	$281,767	$2,165	$279,602
GAAP-based Cloud Services and Subscriptions Gross Margin %	61.7%		62.0%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	72.8%		74.3%
EMEA	20.9%		19.2%
Asia Pacific	6.3%		6.5%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Cloud services and subscriptions revenues increased by $6.0 million or 1.3% during the three months ended September 30, 2024 as compared to the same period in the prior fiscal year; up 1.7% after factoring in the unfavorable impact of $1.6 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $2.4 million, an increase in EMEA of $9.0 million, and a decrease in Asia Pacific of $0.7 million.
There were 23 cloud services contracts greater than $1.0 million that closed during the first quarter of Fiscal 2025, compared to 21 contracts during the first quarter of Fiscal 2024.
Cost of Cloud services and subscriptions revenues increased by $3.8 million during the three months ended September 30, 2024 as compared to the same period in the prior fiscal year. This was primarily due to an increase in third-party network usage fees of $12.3 million, partially offset by a decrease in labour-related costs of $8.7 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues remained stable at 62%.
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

Beginning with the quarter ended September 30, 2024, we are disclosing the customer support renewal rate on a net basis (customer support net renewal rate). The customer support net renewal rate was 91% for the quarter ended September 30, 2024. This rate includes increases in renewed contract values driven by volume and consumption, and excludes reductions driven by shifts from customer support renewals where customers migrate to other product types, which were not part of the historical calculation of the customer support renewal rate.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended September 30,
(In thousands)	2024	Change increase (decrease)	2023
Customer Support Revenues:
Americas	$309,427	$(76,433)	$385,860
EMEA	227,173	(20,202)	247,375
Asia Pacific	58,890	(5,588)	64,478
Total Customer Support Revenues	595,490	(102,223)	697,713
Cost of Customer Support Revenues	62,574	(12,440)	75,014
GAAP-based Customer Support Gross Profit	$532,916	$(89,783)	$622,699
GAAP-based Customer Support Gross Margin %	89.5%		89.2%

% Customer Support Revenues by Geography:
Americas	52.0%		55.3%
EMEA	38.1%		35.5%
Asia Pacific	9.9%		9.2%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Customer support revenues decreased by $102.2 million or 14.7% during the three months ended September 30, 2024 as compared to the same period in the prior fiscal year; down 14.3% after factoring in the unfavorable impact of $2.5 million of foreign exchange rate changes. The decrease was primarily due to the exclusion of customer support revenue contributions as a result of the AMC Divestiture. Geographically, the overall change was attributable to a decrease in Americas of $76.4 million, a decrease in EMEA of $20.2 million, and a decrease in Asia Pacific of $5.6 million.
Cost of Customer support revenues decreased by $12.4 million during the three months ended September 30, 2024 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $11.9 million over the comparative period. Overall, the gross margin percentage on Customer support revenues remained stable at 89%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Three Months Ended September 30,
(In thousands)	2024	Change increase (decrease)	2023
License Revenues:
Americas	$51,556	$(31,000)	$82,556
EMEA	52,511	(10,130)	62,641
Asia Pacific	21,746	(6,083)	27,829
Total License Revenues	125,813	(47,213)	173,026
Cost of License Revenues	6,657	2,818	3,839
GAAP-based License Gross Profit	$119,156	$(50,031)	$169,187
GAAP-based License Gross Margin %	94.7%		97.8%

% License Revenues by Geography:
Americas	41.0%		47.7%
EMEA	41.7%		36.2%
Asia Pacific	17.3%		16.1%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
License revenues decreased by $47.2 million or 27.3% during the three months ended September 30, 2024 as compared to the same period in the prior fiscal year; down 27.2% after factoring in the unfavorable impact of $0.1 million of foreign exchange rate changes. The decrease was primarily due to the exclusion of license revenue contributions as a result of the AMC Divestiture. Geographically, the overall change was attributable to a decrease in Americas of $31.0 million, a decrease in EMEA of $10.1 million, and a decrease in Asia Pacific of $6.1 million.
During the first quarter of Fiscal 2025, we closed 39 license contracts greater than $0.5 million, of which 15 contracts were greater than $1.0 million, contributing $39.6 million of License revenues. This was compared to 51 license contracts greater than $0.5 million during the first quarter of Fiscal 2024, of which 21 contracts were greater than $1.0 million, contributing $63.9 million of License revenues.
Cost of License revenues increased by $2.8 million during the three months ended September 30, 2024 as compared to the same period in the prior fiscal year. Overall, the gross margin percentage on License revenues decreased to 95% from 98%.
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

	Three Months Ended September 30,
(In thousands)	2024	Change increase (decrease)	2023
Professional Service and Other Revenues:
Americas	$34,583	$(7,183)	$41,766
EMEA	44,134	(4,907)	49,041
Asia Pacific	11,961	(908)	12,869
Total Professional Service and Other Revenues	90,678	(12,998)	103,676
Cost of Professional Service and Other Revenues	66,915	(13,007)	79,922
GAAP-based Professional Service and Other Gross Profit	$23,763	$9	$23,754
GAAP-based Professional Service and Other Gross Margin %	26.2%		22.9%

% Professional Service and Other Revenues by Geography:
Americas	38.1%		40.3%
EMEA	48.7%		47.3%
Asia Pacific	13.2%		12.4%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Professional service and other revenues decreased by $13.0 million or 12.5% during the three months ended September 30, 2024 as compared to the same period in the prior fiscal year; down 12.5% after factoring in the impact of foreign exchange rate changes. The decrease was partially due to the exclusion of professional services revenue contributions as a result of the AMC Divestiture. Geographically, the overall change was attributable to a decrease in Americas of $7.2 million, a decrease in EMEA of $4.9 million and a decrease in Asia Pacific of $0.9 million.
Cost of Professional service and other revenues decreased by $13.0 million during the three months ended September 30, 2024 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $12.9 million. Overall, the gross margin percentage on Professional service and other revenues increased to 26% from 23%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended September 30,
(In thousands)	2024	Change increase (decrease)	2023
Amortization of acquired technology-based intangible assets	$47,244	$(29,580)	$76,824
Amortization of acquired technology-based intangible assets decreased during the three months ended September 30, 2024 by $29.6 million as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to technology-based intangible assets from previous acquisitions becoming fully amortized and reduced amortization related to the AMC Divestiture.
Operating Expenses

	Three Months Ended September 30,
(In thousands)	2024	Change increase (decrease)	2023
Research and development (1)	$190,693	$(35,538)	$226,231
Sales and marketing (1)	245,882	(34,125)	280,007
General and administrative	106,730	(24,481)	131,211
Depreciation	32,171	(1,920)	34,091
Amortization of acquired customer-based intangible assets	81,504	(38,688)	120,192
Special charges (recoveries)	47,136	33,342	13,794
Total operating expenses	$704,116	$(101,410)	$805,526

% of Total Revenues:
Research and development	15.0%		15.9%
Sales and marketing	19.4%		19.6%
General and administrative	8.4%		9.2%
Depreciation	2.5%		2.4%
Amortization of acquired customer-based intangible assets	6.4%		8.4%
Special charges (recoveries)	3.7%		1.0%
__________________________
(1)Beginning in the first quarter of Fiscal 2025, the Company reclassified certain expenses previously included within Research and development to Sales and marketing in the Condensed Consolidated Statements of Income to provide a better representation of the function of the expenses and reclassified prior period information to conform to the current presentation.

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

Change between Three Months Ended September 30, 2024 and 2023
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$(21,849)
Contract labour and consulting	(2,325)
Share-based compensation	(3,294)
Travel and communication	184
Facilities	(7,174)
Other miscellaneous	(1,080)
Total change in research and development expenses	$(35,538)
Research and development expenses decreased by $35.5 million during the three months ended September 30, 2024 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $21.8 million, facility-related expenses decreased by $7.2 million, share-based compensation expense decreased by $3.3 million, and contract labour and consulting expense decreased by $2.3 million. Overall, our research and development expenses, as a percentage of total revenues, decreased to 15% compared to the same period in the prior fiscal year at 16%.
Our research and development labour resources decreased by 809 employees, from 8,235 employees at September 30, 2023 to 7,426 employees at September 30, 2024.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

Change between Three Months Ended September 30, 2024 and 2023
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$(22,655)
Commissions	186
Contract labour and consulting	(1,667)
Share-based compensation	(2,765)
Travel and communication	(1,360)
Marketing expenses	(2,976)
Facilities	(3,760)
Credit loss expense (recovery)	3,612
Other miscellaneous	(2,740)
Total change in sales and marketing expenses	$(34,125)
Sales and marketing expenses decreased by $34.1 million during the three months ended September 30, 2024 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $22.7 million, facility-related expenses decreased by $3.8 million, marketing expenses decreased by $3.0 million, share-based compensation expense decreased by $2.8 million, and travel and communication expenses decreased by $1.4 million. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to 19% compared to the same period in the prior fiscal year at 20%.
Our sales and marketing labour resources decreased by 732 employees, from 4,654 employees at September 30, 2023 to 3,922 employees at September 30, 2024.

General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

Change between Three Months Ended September 30, 2024 and 2023
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$(7,883)
Contract labour and consulting	(10,340)
Share-based compensation	(389)
Travel and communication	(3,706)
Facilities	336
Other miscellaneous	(2,499)
Total change in general and administrative expenses	$(24,481)
General and administrative expenses decreased by $24.5 million during the three months ended September 30, 2024 as compared to the same period in the prior fiscal year. Contract labour and consulting expenses decreased by $10.3 million, payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $7.9 million, travel and communication expenses decreased by $3.7 million, and other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses decreased by $2.5 million. Overall, general and administrative expenses, as a percentage of total revenues, decreased to 8% compared to 9% for the same period in the prior fiscal year.
Our general and administrative labour resources decreased by 221 employees, from 3,463 employees at September 30, 2023 to 3,242 employees at September 30, 2024.
Depreciation expenses:

	Three Months Ended September 30,
(In thousands)	2024	Change increase (decrease)	2023
Depreciation	$32,171	$(1,920)	$34,091
Depreciation expenses decreased during the three months ended September 30, 2024 by $1.9 million compared to the same periods in the prior fiscal year. Depreciation expenses, as a percentage of total revenues, increased for the three months ended September 30, 2024 to 3% compared to 2% for the same period in the prior fiscal year.
Amortization of acquired customer-based intangible assets:

	Three Months Ended September 30,
(In thousands)	2024	Change increase (decrease)	2023
Amortization of acquired customer-based intangible assets	$81,504	$(38,688)	$120,192
Amortization of acquired customer-based intangible assets decreased during the three months ended September 30, 2024 by $38.7 million as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to customer-based intangible assets from previous acquisitions becoming fully amortized and reduced amortization related to the AMC Divestiture.
Special charges (recoveries):
Special charges (recoveries) typically relate to amounts that we expect to pay in connection with restructuring plans, acquisition and divestiture-related costs and other similar charges and recoveries. Generally, we implement such plans in the context of integrating acquired entities with existing OpenText operations. Actions related to such restructuring plans are typically completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to Special charges (recoveries).

	Three Months Ended September 30,
(In thousands)	2024	Change increase (decrease)	2023
Special charges (recoveries)	$47,136	$33,342	$13,794
Special charges (recoveries) increased by $33.3 million during the three months ended September 30, 2024 over the comparative period. This was primarily due to an increase in restructuring costs of $42.5 million related to the Business Optimization Plan and an increase in divestiture costs of $2.6 million, partially offset by a decrease of $8.7 million related to Micro Focus Restructuring Plan, as compared to the same period in the prior fiscal year.
For more details on Special charges (recoveries), see Note 16 “Special Charges (Recoveries)” to our Condensed Consolidated Financial Statements.
Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended September 30,
(In thousands)	2024	Change increase (decrease)	2023
Foreign exchange gains (losses)	$(11,379)	$(22,813)	$11,434
Unrealized gains (losses) on derivatives not designated as hedges (1)	(24,935)	(42,830)	17,895
OpenText share in net income (loss) of equity investees (2)	455	10,151	(9,696)
Other miscellaneous income (expense)	204	(333)	537
Total other income (expense), net	$(35,655)	$(55,825)	$20,170
__________________________
(1)Represents the unrealized gains (losses) on our derivatives not designated as hedges related to the Micro Focus Acquisition (see Note 15 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for more details).
(2)Represents our share in net income (loss) of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see Note 7 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).
Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended September 30,
(In thousands)	2024	Change increase (decrease)	2023
Interest expense related to total outstanding debt (1)	$93,683	$(53,324)	$147,007
Interest income	(14,558)	(2,853)	(11,705)
Other miscellaneous expense (2)	5,157	(1,305)	6,462
Total interest and other related expense, net	$84,282	$(57,482)	$141,764
__________________________
(1)For more details, see Note 9 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
(2)Other miscellaneous expense primarily consists of the amortization of debt discount and the debt issuance costs. For more details, see Note 9 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Provision for Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended September 30,
(In thousands)	2024	Change increase (decrease)	2023
Provision for income taxes	$1,883	$(8,469)	$10,352
The Company’s effective tax rate for the three months ended September 30, 2024 was 2.2%, compared to a provision of 11.3% for the three months ended September 30, 2023. The Company’s effective tax rate for the three months ended September 30, 2024, differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to foreign tax credits, research and development credits, changes in unrecognized tax benefits, and differences in tax filings from provision, partially offset by disallowed share based compensation deductions, foreign source income inclusion in the U.S., and withholding taxes. The Company’s effective tax rate for the three months ended September 30, 2023 differs from the Canadian statutory rate primarily due to tax benefits related to foreign tax rate differences, foreign tax credits and research and development credits, partially offset by the U.S. Base Erosion and Anti-Abuse Tax (BEAT).
Numerous countries have agreed to a statement in support of the Organization for Economic Co-Operation and Development model rules that propose a global minimum tax rate of 15.0% for companies with revenue above €750.0 million, calculated on a country-by-country basis, and E.U. member states have agreed to implement the global minimum tax. On June 20, 2024, Canada enacted the new Global Minimum Tax Act (GMTA), imposing a 15.0% global minimum tax on profits. Certain other countries have enacted or are expected to enact legislation, with widespread implementation of a global minimum tax expected by 2025. We are unable to predict when and how such rules in various jurisdictions will be enacted into law; however, it is possible that the implementation of relevant legislation could impact our liability for taxes. As of the three months ended September 30, 2024, the impact of the global minimum tax is not material.
For information on certain potential tax contingencies, including the CRA matter, see Note 12 “Guarantees and Contingencies” and Note 13 “Income Taxes” to our Condensed Consolidated Financial Statements, as well as Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2024.

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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2024
(In thousands, except for per share data)

	Three Months Ended September 30, 2024
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$175,257		$(2,186)	(1)	$173,071
Customer support	62,574		(1,342)	(1)	61,232
Professional service and other	66,915		(1,314)	(1)	65,601
Amortization of acquired technology-based intangible assets	47,244		(47,244)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	910,358	71.7%	52,086	(3)	962,444	75.8%
Operating expenses
Research and development	190,693		(8,167)	(1)	182,526
Sales and marketing	245,882		(9,315)	(1)	236,567
General and administrative	106,730		(7,234)	(1)	99,496
Amortization of acquired customer-based intangible assets	81,504		(81,504)	(2)	—
Special charges (recoveries)	47,136		(47,136)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	206,242		205,442	(5)	411,684
Other income (expense), net	(35,655)		35,655	(6)	—
Provision for income taxes	1,883		76,693	(7)	78,576
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	84,368		164,404	(8)	248,772
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.32		$0.61	(8)	$0.93
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
(4)Adjustment relates to the exclusion of special charges (recoveries) from our Non-GAAP-based operating expenses as special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include certain charges or recoveries that are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results. See Note 16 “Special Charges (Recoveries)” to our Condensed Consolidated Financial Statements for more details.
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 2% and a Non-GAAP-based tax rate of approximately 24%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Beginning in Fiscal 2025, net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 have been fully utilized and are no longer included. In arriving at our Non-GAAP-based tax rate of approximately 24%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2024
		Per share diluted
GAAP-based net income, attributable to OpenText	$84,368	$0.32
Add:
Amortization	128,748	0.47
Share-based compensation	29,558	0.11
Special charges (recoveries)	47,136	0.18
Other (income) expense, net	35,655	0.13
GAAP-based provision for income taxes	1,883	0.01
Non-GAAP-based provision for income taxes	(78,576)	(0.29)
Non-GAAP-based net income, attributable to OpenText	$248,772	$0.93
Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2024
GAAP-based net income, attributable to OpenText	$84,368
Add:
Provision for income taxes	1,883
Interest and other related expense, net	84,282
Amortization of acquired technology-based intangible assets	47,244
Amortization of acquired customer-based intangible assets	81,504
Depreciation	32,171
Share-based compensation	29,558
Special charges (recoveries)	47,136
Other (income) expense, net	35,655
Adjusted EBITDA	$443,801

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2023
(In thousands, except for per share data)

	Three Months Ended September 30, 2023
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$171,412		$(2,991)	(1)	$168,421
Customer support	75,014		(1,058)	(1)	73,956
Professional service and other	79,922		(1,882)	(1)	78,040
Amortization of acquired technology-based intangible assets	76,824		(76,824)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,018,418	71.4%	82,755	(3)	1,101,173	77.3%
Operating expenses
Research and development	226,231		(11,734)	(1)	214,497
Sales and marketing	280,007		(11,807)	(1)	268,200
General and administrative	131,211		(7,623)	(1)	123,588
Amortization of acquired customer-based intangible assets	120,192		(120,192)	(2)	—
Special charges (recoveries)	13,794		(13,794)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	212,892		247,905	(5)	460,797
Other income (expense), net	20,170		(20,170)	(6)	—
Provision for income taxes	10,352		34,313	(7)	44,665
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	80,901		193,422	(8)	274,323
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.30		$0.71	(8)	$1.01
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
(4)Adjustment relates to the exclusion of special charges (recoveries) from our Non-GAAP-based operating expenses as special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include certain charges or recoveries that are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results. See Note 16 “Special Charges (Recoveries)” to our Condensed Consolidated Financial Statements for more details.
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

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2023
		Per share diluted
GAAP-based net income, attributable to OpenText	$80,901	$0.30
Add:
Amortization	197,016	0.72
Share-based compensation	37,095	0.14
Special charges (recoveries)	13,794	0.05
Other (income) expense, net	(20,170)	(0.08)
GAAP-based provision for income taxes	10,352	0.04
Non-GAAP-based provision for income taxes	(44,665)	(0.16)
Non-GAAP-based net income, attributable to OpenText	$274,323	$1.01
Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2023
GAAP-based net income, attributable to OpenText	$80,901
Add:
Provision for income taxes	10,352
Interest and other related expense, net	141,764
Amortization of acquired technology-based intangible assets	76,824
Amortization of acquired customer-based intangible assets	120,192
Depreciation	34,091
Share-based compensation	37,095
Special charges (recoveries)	13,794
Other (income) expense, net	(20,170)
Adjusted EBITDA	$494,843

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of September 30, 2024	Change increase (decrease)	As of June 30, 2024
Cash and cash equivalents	$1,000,219	$(280,443)	$1,280,662
Restricted cash (1)	2,191	60	2,131
Total cash, cash equivalents and restricted cash	$1,002,410	$(280,383)	$1,282,793
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (see Note 7 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).

	Three Months Ended September 30,
(In thousands)	2024	Change	2023
Cash provided by (used in) operating activities	$(77,806)	$(124,927)	$47,121
Cash used in investing activities	$(36,440)	$13,959	$(50,399)
Cash used in financing activities	$(185,273)	$111,748	$(297,021)
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
As of September 30, 2024, we have recognized a deferred income tax liability of $16.8 million (June 30, 2024—$15.9 million) on taxable temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows from operating activities
Cash flows from operating activities decreased by $124.9 million during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year principally related to a decrease in changes from working capital of $124.8 million primarily from tax payments made related to the AMC Divestiture, offset by a decrease in net income after the impact of non-cash items of $0.2 million.
During the first quarter of Fiscal 2025 we had a days sales outstanding (DSO) of 42 days, compared to our DSO of 43 days during the first quarter of Fiscal 2024. The per day impact of our DSO in the first quarter of Fiscal 2025 and Fiscal 2024 on our cash flows was $14.1 million and $15.8 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows from investing activities
Our cash flows from investing activities are primarily on account of acquisitions and additions of property and equipment.
Cash flows from investing activities decreased by $14.0 million during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year primarily due to a decrease in consideration paid for acquisitions, partially offset by an increase in additions of property and equipment.
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

Cash flows from financing activities decreased by $111.7 million during the three months ended September 30, 2024 as compared to the same period in the prior fiscal year. This is primarily due to the net impact of the following activities:
(i)$177.5 million decrease due to reduced repayments of long-term debt and the Revolver; and
(ii)$2.0 million due to decreased proceeds from the issuance of Common Shares for the exercise of options and the OpenText ESPP.
The decreases in cash flows provided by financing activities above were partially offset by the following increases:
(i)$59.3 million related to an increase in cash used in the repurchases of Common Shares and treasury stock;
(ii)$4.3 million due to net change in TSA obligation driven by cash collections on behalf of Rocket Software related to certain transition services performed by the Company related to the divested AMC business.
(iii)$2.1 million related to higher cash dividends paid to shareholders; and
(iv)$2.0 million increase due to reduced debt issuance costs payments.
Cash Dividends
During the three months ended September 30, 2024, we declared and paid cash dividends of $0.2625 per Common Share in the aggregate amount of $69.1 million (three months ended September 30, 2023—$0.25 per Common Share in the aggregate amount of $67.0 million).
Future declarations of dividends and the establishment of future record and payment dates are subject to final determination and discretion of the Board. See Item 5 “Dividend Policy” included within our Annual Report on Form 10-K for Fiscal 2024 for more information.
Long-Term Debt and Credit Facilities
Our long-term debt and credit facilities consist of senior notes, a term loan facility, and a revolving credit facility, as described below and further detailed in Note 9 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Term Loan B
On May 6, 2024, we used a portion of the net proceeds from the AMC Divestiture to prepay in full the outstanding principal balance of $940 million under Term Loan B, at which point all remaining commitments under Term Loan B were reduced to zero and Term Loan B was terminated.
For the three months ended September 30, 2024, we recorded interest expense of nil relating to Term Loan B (three months ended September 30, 2023—$17.2 million).
Senior Notes
As of September 30, 2024, we had senior debt outstanding, with maturities starting in 2027 and extending through 2031 with a total carrying value of $4.300 billion. The senior notes bear interest at rates between 3.875% and 6.90%, in each case payable semi-annually in arrears. Our senior secured notes due 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries and are secured with the same priority as the Company’s senior credit facilities.
Acquisition Term Loan
In August 2022, we entered into a $2.585 billion first lien term loan facility (Acquisition Term Loan) with a seven-year term from the date of funding. The Acquisition Term Loan was amended in December 2022 to increase the aggregate principal amount to $3.585 billion. Repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR (as defined in the Acquisition Term Loan) plus an applicable margin of 2.25%. As of September 30, 2024, the balance outstanding under the Acquisition Term Loan was $2.212 billion.
Revolver
On December 19, 2023, we amended our $750 million committed revolving credit facility (the Revolver) to, among other things, extend the Revolver's maturity date to December 19, 2028. There were no outstanding borrowings under the Revolver as of September 30, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with the Acquisition Term Loan and our senior secured notes due 2027. Borrowings under the Revolver currently bear interest per annum at a floating rate of interest equal to Term SOFR (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%.
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
On July 31, 2024, in order to align our share repurchase plan to its fiscal year, the Board approved the early termination of the Fiscal 2024 Repurchase Plan and authorized a new share repurchase plan (the Fiscal 2025 Repurchase Plan), pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12 month period commencing on August 7, 2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of our common shares on the TSX (as part of a Fiscal 2025 NCIB, defined below), NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2025 Repurchase Plan will be effected in accordance with Rule 10b-18.
During the three months ended September 30, 2024, we repurchased and cancelled 2,649,131 Common Shares for $86.5 million, inclusive of 2% Canadian excise taxes recorded (three months ended September 30, 2023— nil Common Shares for nil).
Normal Course Issuer Bid
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
On July 31, 2024, the Company voluntarily terminated the Fiscal 2024 NCIB and established a new normal course issuer bid (the Fiscal 2025 NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2025 Repurchase Plan. The TSX approved the Company’s notice of intention to commence the Fiscal 2025 NCIB, pursuant to which the Company may purchase Common Shares over the TSX for the period commencing on August 7, 2024 until August 6, 2025 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 21,179,064 (representing 10% of the Company’s public float (calculated in accordance with TSX rules) as of July 24, 2024, less the 5,073,913 Common Shares purchased under the Fiscal 2024 Repurchase Plan), and the maximum number of Common Shares that can be purchased on a single day is 138,175 Common Shares, which is 25% of 552,700 (the average daily trading volume for the Common Shares on the TSX for the six months ended March 31, 2024), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18.

Commitments and Contractual Obligations
As of September 30, 2024, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	October 1, 2024 - June 30, 2025	July 1, 2025 - June 30, 2027	July 1, 2027 - June 30, 2029	July 1, 2029 and beyond
Long-term debt obligations (1)	$8,323,106	$316,898	$800,655	$2,551,817	$4,653,736
Operating lease obligations (2)	323,165	67,054	138,669	72,428	45,014
Finance lease obligations (3)	4,658	2,254	2,404	—	—
Purchase obligations for contracts not accounted for as lease obligations	294,286	133,888	160,398	—	—
	$8,945,215	$520,094	$1,102,126	$2,624,245	$4,698,750
______________________
(1)Includes interest up to maturity and principal payments. See Note 9 “Long-Term Debt” to our Condensed Consolidated Financial Statements for more details.
(2)Represents the undiscounted future minimum lease payments under our operating leases liabilities and excludes sublease income expected to be received under our various sublease agreements with third parties. See Note 4 “Leases” to our Condensed Consolidated Financial Statements for more details.
(3)Represents the undiscounted future minimum lease payments under our finance leases liabilities and excludes sublease income expected to be received under our various sublease agreements with third parties. See Note 4 “Leases” to our Condensed Consolidated Financial Statements for more details.
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
Refer to Note 12 “Guarantees and Contingencies” to our Condensed Consolidated Financial Statements for more details.
Litigation
We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant legal matter and evaluate such matters to determine how they should be treated for accounting and disclosure purposes in accordance with the requirements of ASC Topic 450-20 “Loss Contingencies” (Topic 450-20).
Refer to Note 12 “Guarantees and Contingencies” to our Condensed Consolidated Financial Statements for more details.
Contingencies
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
The CRA has audited Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis that we strongly disagree with and are contesting. The CRA issued notices of reassessment in respect of Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. We filed notices of objection regarding the reassessments. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2019 and intend to vigorously defend our original filing position.
We will continue to vigorously contest the adjustments to our taxable income and any penalty and interest assessments, as well as any reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of these reassessments or proposed reassessment in our Condensed Consolidated Financial Statements. The CRA is currently auditing Fiscal 2020.
Refer to Note 12 “Guarantees and Contingencies” to our Condensed Consolidated Financial Statements for more details.
Off-Balance Sheet Arrangements
We do not enter into off-balance sheet financing as a matter of practice, except for guarantees relating to taxes and letters of credit on behalf of parties with whom we conduct business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks associated with fluctuations in interest rates on our Revolver, Acquisition Term Loan and foreign currency exchange rates.
Interest rate risk
Our exposure to interest rate fluctuations relates primarily to our Revolver and Acquisition Term Loan.
As of September 30, 2024, we had an outstanding balance of $2.2 billion under the Acquisition Term Loan. Borrowings under the Acquisition Term Loan bear a floating interest rate of 2.25% plus Term SOFR (as defined in the Acquisition Term Loan). As of September 30, 2024, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on the Acquisition Term Loan by approximately $22.1 million, assuming that the loan balance as of September 30, 2024 is outstanding for the entire period (June 30, 2024—$22.2 million).
For more information regarding the impact of SOFR, see “Stress in the global financial system may adversely affect our finances and operations” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2024.
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
We have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the CAD foreign exchange forward contracts outstanding as of September 30, 2024, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.6 million in the mark-to-market valuation on our existing foreign exchange forward contracts (June 30, 2024—$0.7 million).
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
Based on the 5-year EUR/USD cross currency swaps outstanding as of September 30, 2024, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.3 million in the mark-to-market valuation on our existing cross currency swap (June 30, 2024—$7.2 million).

Based on the 7-year EUR/USD cross currency swaps outstanding as of September 30, 2024, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.8 million in the mark-to-market valuation on our existing cross currency swaps (June 30, 2024—$7.6 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of September 30, 2024 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at September 30, 2024	U.S. Dollar Equivalent at June 30, 2024
Euro	$78,097	$168,212
British Pound	74,043	57,290
Indian Rupee	125,198	73,955
Swiss Franc	53,063	52,070
Other foreign currencies	167,683	170,175
Total cash and cash equivalents denominated in foreign currencies	498,084	521,702
U.S. Dollar	502,135	758,960
Total cash and cash equivalents	$1,000,219	$1,280,662
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $49.8 million (June 30, 2024—$52.2 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk.”
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2024. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASE OF EQUITY SECURITIES OF THE COMPANY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2024 through July 31, 2024	—	$—	—	—
August 1, 2024 through August 31, 2024	1,280,700	32.22	1,280,700	19,898,364
September 1, 2024 through September 30, 2024	1,368,431	31.97	1,368,431	18,529,933
Total	2,649,131	$32.09	2,649,131	18,529,933
______________________
(1)Excludes 2% Canadian excise taxes recorded during Fiscal 2025 related to repurchases under the Fiscal 2024 Repurchase Plan. See Note 11 “Equity and Share-based Compensation” for more details.
(2)On July 31, 2024, the Board authorized a share repurchase plan pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 7, 2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of our common shares. The share repurchase plan is subject to an aggregate limit of 21,179,064 Common Shares.
Item 5. Other Information
During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as a part of this report:

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
10.1	Open Text Corporation 2004 Employee Stock Purchase Plan, as amended and restated on September 12, 2024.	Company's Registration Statement on Form S-8 filed September 13, 2024	4.1
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL taxonomy extension schema.
101.CAL	Inline XBRL taxonomy extension calculation linkbase.
101.DEF	Inline XBRL taxonomy extension definition linkbase.
101.LAB	Inline XBRL taxonomy extension label linkbase.
101.PRE	Inline XBRL taxonomy extension presentation.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date:	October 31, 2024

		By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan President, Chief Financial Officer and Corporate Development (Principal Financial Officer)
/s/ COSMIN BALOTA
Cosmin Balota Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)