Form 10-Q
period 2024-12-31
OPEN TEXT CORP
filed 2025-02-06
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At January 31, 2025, there were 263,999,998 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I - Financial Information
Item 1. Financial Statements
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2024	June 30, 2024
ASSETS	(Unaudited)
Cash and cash equivalents	$1,122,192	$1,280,662
Accounts receivable trade, net of allowance for credit losses of $14,641 as of December 31, 2024 and $12,108 as of June 30, 2024	639,611	626,189
Contract assets (Note 3)	68,487	66,450
Income taxes recoverable (Note 13)	68,004	61,113
Prepaid expenses and other current assets (Note 7)	186,763	242,911
Total current assets	2,085,057	2,277,325
Property and equipment, net of accumulated depreciation of $779,868 as of December 31, 2024 and $751,174 as of June 30, 2024	355,877	367,740
Operating lease right of use assets (Note 4)	211,079	219,774
Long-term contract assets (Note 3)	39,208	38,684
Goodwill (Note 5)	7,483,404	7,488,367
Acquired intangible assets (Note 6)	2,229,087	2,486,264
Deferred tax assets (Note 13)	982,567	932,657
Other assets (Note 7)	296,382	298,281
Long-term income taxes recoverable (Note 13)	49,052	96,615
Total assets	$13,731,713	$14,205,707
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$772,641	$931,116
Current portion of long-term debt (Note 9)	35,850	35,850
Operating lease liabilities (Note 4)	74,699	76,446
Deferred revenues (Note 3)	1,452,734	1,521,416
Income taxes payable (Note 13)	65,145	235,666
Total current liabilities	2,401,069	2,800,494
Long-term liabilities:
Accrued liabilities (Note 8)	38,974	46,483
Pension liability, net (Note 10)	126,909	127,255
Long-term debt (Note 9)	6,348,814	6,356,943
Long-term operating lease liabilities (Note 4)	200,815	218,174
Long-term deferred revenues (Note 3)	159,987	162,401
Long-term income taxes payable (Note 13)	82,310	145,644
Deferred tax liabilities (Note 13)	141,328	148,632
Total long-term liabilities	7,099,137	7,205,532
Shareholders’ equity:
Share capital and additional paid-in capital (Note 11)
263,727,502 and 267,800,517 Common Shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively; authorized Common Shares: unlimited	2,275,583	2,271,886
Accumulated other comprehensive income (loss) (Note 18)	(75,779)	(69,619)
Retained earnings	2,174,514	2,119,159
Treasury stock, at cost (4,225,850 and 3,135,980 shares at December 31, 2024 and June 30, 2024, respectively)	(144,432)	(123,268)
Total OpenText shareholders' equity	4,229,886	4,198,158
Non-controlling interests	1,621	1,523
Total shareholders’ equity	4,231,507	4,199,681
Total liabilities and shareholders’ equity	$13,731,713	$14,205,707
Guarantees and contingencies (Note 12)
Related party transactions (Note 22)
Subsequent events (Note 23)
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars and shares, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenues (Note 3):
Cloud services and subscriptions	$462,306	$450,091	$919,330	$901,105
Customer support	590,595	695,762	1,186,085	1,393,475
License	188,923	289,238	314,736	462,264
Professional service and other	92,676	99,777	183,354	203,453
Total revenues	1,334,500	1,534,868	2,603,505	2,960,297
Cost of revenues:
Cloud services and subscriptions	172,288	180,148	347,545	351,560
Customer support	62,656	73,374	125,230	148,388
License	6,336	5,983	12,993	9,822
Professional service and other	68,041	75,459	134,956	155,381
Amortization of acquired technology-based intangible assets (Note 6)	47,203	70,784	94,447	147,608
Total cost of revenues	356,524	405,748	715,171	812,759
Gross profit	977,976	1,129,120	1,888,334	2,147,538
Operating expenses:
Research and development	180,727	212,855	371,420	439,086
Sales and marketing	273,929	287,628	519,811	567,635
General and administrative	99,356	173,264	206,086	304,475
Depreciation	31,879	33,415	64,050	67,506
Amortization of acquired customer-based intangible assets (Note 6)	81,048	113,925	162,552	234,117
Special charges (recoveries) (Note 16)	15,238	54,166	62,374	67,960
Total operating expenses	682,177	875,253	1,386,293	1,680,779
Income from operations	295,799	253,867	502,041	466,759
Other income (expense), net (Note 20)	68,615	(68,784)	32,960	(48,614)
Interest and other related expense, net	(83,615)	(139,292)	(167,897)	(281,056)
Income before income taxes	280,799	45,791	367,104	137,089
Provision for income taxes (Note 13)	50,893	8,054	52,776	18,406
Net income	$229,906	$37,737	$314,328	$118,683
Net (income) attributable to non-controlling interests	(44)	(62)	(98)	(107)
Net income attributable to OpenText	$229,862	$37,675	$314,230	$118,576
Earnings per share—basic attributable to OpenText (Note 21)	$0.87	$0.14	$1.18	$0.44
Earnings per share—diluted attributable to OpenText (Note 21)	$0.87	$0.14	$1.18	$0.44
Weighted average number of Common Shares outstanding—basic	265,099	271,568	266,252	271,373
Weighted average number of Common Shares outstanding—diluted	265,193	272,141	266,505	272,019
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net income	$229,906	$37,737	$314,328	$118,683
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	1,167	(15,796)	(4,023)	(30,379)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss)—net of tax (1)	(4,188)	1,522	(3,534)	(319)
(Gain) loss reclassified into net income—net of tax (2)	1,010	328	1,272	337
Unrealized gain (loss) on available-for-sale financial assets:
Unrealized gain (loss)—net of tax (3)	436	450	684	229
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss)—net of tax (4)	—	(91)	(1,045)	(110)
Amortization of actuarial (gain) loss into net income—net of tax (5)	252	113	486	302
Total other comprehensive loss, net	(1,323)	(13,474)	(6,160)	(29,940)
Total comprehensive income	228,583	24,263	308,168	88,743
Comprehensive income attributable to non-controlling interests	(44)	(62)	(98)	(107)
Total comprehensive income attributable to OpenText	$228,539	$24,201	$308,070	$88,636
______________________
(1)Net of tax expense (recovery) of $(1,510) and $549 for the three months ended December 31, 2024 and 2023, respectively; $(1,274) and $(115) for the six months ended December 31, 2024 and 2023, respectively.
(2)Net of tax expense (recovery) of $364 and $118 for the three months ended December 31, 2024 and 2023, respectively; $458 and $121 for the six months ended December 31, 2024 and 2023, respectively.
(3)Net of tax expense (recovery) of $18 and $119 for the three months ended December 31, 2024 and 2023, respectively; $225 and $60 for the six months ended December 31, 2024 and 2023, respectively.
(4)Net of tax expense (recovery) of $— and $91 for the three months ended December 31, 2024 and 2023, respectively; $(43) and $110 for the six months ended December 31, 2024 and 2023, respectively.
(5)Net of tax expense (recovery) of $92 and $50 for the three months ended December 31, 2024 and 2023, respectively; $184 and $125 for the six months ended December 31, 2024 and 2023, respectively.
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(Unaudited)

	Three Months Ended December 31, 2024
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of September 30, 2024	265,546	$2,290,191	(3,900)	$(145,646)	$2,065,221	$(74,456)	$1,577	$4,136,887
Issuance of Common Shares
Under employee stock option plans	65	1,739	—	—	—	—	—	1,739
Under employee stock purchase plans	330	9,308	—	—	—	—	—	9,308
Share-based compensation	—	30,355	—	—	—	—	—	30,355
Purchase of treasury stock	—	—	(1,363)	(40,013)	—	—	—	(40,013)
Issuance of treasury stock	—	(39,906)	1,037	41,227	—	—	—	1,321
Repurchase of Common Shares	(2,213)	(16,104)	—	—	(50,990)	—	—	(67,094)
Dividends declared ($0.2625 per Common Share)	—	—	—	—	(69,579)	—	—	(69,579)
Other comprehensive income (loss) - net	—	—	—	—	—	(1,323)	—	(1,323)
Net income for the period	—	—	—	—	229,862	—	44	229,906
Balance as of December 31, 2024	263,728	$2,275,583	(4,226)	$(144,432)	$2,174,514	$(75,779)	$1,621	$4,231,507

	Three Months Ended December 31, 2023
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of September 30, 2023	271,228	$2,216,921	(4,753)	$(196,119)	$2,062,107	$(70,025)	$1,374	$4,014,258
Issuance of Common Shares
Under employee stock option plans	340	11,111	—	—	—	—	—	11,111
Under employee stock purchase plans	287	8,370	—	—	—	—	—	8,370
Share-based compensation	—	39,993	—	—	—	—	—	39,993
Issuance of treasury stock	—	(14,539)	353	17,030	(2,491)	—	—	—
Dividends declared ($0.25 per Common Share)	—	—	—	—	(67,648)	—	—	(67,648)
Other comprehensive income (loss) - net	—	—	—	—	—	(13,474)	—	(13,474)
Net income for the period	—	—	—	—	37,675	—	62	37,737
Balance as of December 31, 2023	271,855	$2,261,856	(4,400)	$(179,089)	$2,029,643	$(83,499)	$1,436	$4,030,347

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Six Months Ended December 31, 2024
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	267,801	$2,271,886	(3,136)	$(123,268)	$2,119,159	$(69,619)	$1,523	$4,199,681
Issuance of Common Shares
Under employee stock option plans	70	1,880	—	—	—	—	—	1,880
Under employee stock purchase plans	719	19,171	—	—	—	—	—	19,171
Share-based compensation	—	59,801	—	—	—	—	—	59,801
Purchase of treasury stock	—	—	(2,187)	(65,023)	—	—	—	(65,023)
Issuance of treasury stock	—	(41,836)	1,097	43,859	(702)	—	—	1,321
Repurchase of Common Shares	(4,862)	(35,319)	—	—	(118,256)	—	—	(153,575)
Dividends declared ($0.525 per Common Share)	—	—	—	—	(139,917)	—	—	(139,917)
Other comprehensive income (loss) - net	—	—	—	—	—	(6,160)	—	(6,160)
Net income for the period	—	—	—	—	314,230	—	98	314,328
Balance as of December 31, 2024	263,728	$2,275,583	(4,226)	$(144,432)	$2,174,514	$(75,779)	$1,621	$4,231,507

	Six Months Ended December 31, 2023
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	270,903	$2,176,947	(3,536)	$(151,597)	$2,048,984	$(53,559)	$1,329	$4,022,104
Issuance of Common Shares
Under employee stock option plans	425	14,003	—	—	—	—	—	14,003
Under employee stock purchase plans	527	17,011	—	—	—	—	—	17,011
Share-based compensation	—	76,997	—	—	—	—	—	76,997
Purchase of treasury stock	—	—	(1,400)	(53,085)	—	—	—	(53,085)
Issuance of treasury stock	—	(23,102)	536	25,593	(2,491)	—	—	—
Dividends declared ($0.50 per Common Share)	—	—	—	—	(135,426)	—	—	(135,426)
Other comprehensive income (loss) - net	—	—	—	—	—	(29,940)	—	(29,940)
Net income for the period	—	—	—	—	118,576	—	107	118,683
Balance as of December 31, 2023	271,855	$2,261,856	(4,400)	$(179,089)	$2,029,643	$(83,499)	$1,436	$4,030,347

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$314,328	$118,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	321,049	449,231
Share-based compensation expense	59,919	77,270
Pension expense	6,813	6,383
Amortization of debt discount and issuance costs	10,795	12,821
Write-off of right of use assets	1,385	10,963
Adjustment to gain on AMC Divestiture	4,175	—
Loss on sale and write down of property and equipment, net	439	1,877
Deferred taxes	(52,977)	(177,030)
Share in net (income) loss of equity investees	(1,993)	18,178
Changes in financial instruments	(20,614)	20,222
Changes in operating assets and liabilities:
Accounts receivable	41,879	(60,285)
Contract assets	(59,946)	(46,627)
Prepaid expenses and other current assets	54,578	3,989
Income taxes	(196,727)	58,733
Accounts payable and accrued liabilities	(128,110)	(48,156)
Deferred revenue	(71,407)	(42,502)
Other assets	(1,436)	5,218
Operating lease assets and liabilities, net	(11,964)	(11,194)
Net cash provided by operating activities	270,186	397,774
Cash flows from investing activities:
Additions of property and equipment	(80,585)	(82,779)
Purchase of Micro Focus, net of cash acquired	—	(9,272)
Adjustment to proceeds from AMC Divestiture	(11,686)	—
Proceeds from net investment hedge derivative contracts	2,519	1,966
Other investing activities	5,892	(6,783)
Net cash used in investing activities	(83,860)	(96,868)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	17,740	29,257
Repayment of long-term debt and Revolver	(17,926)	(372,926)
Net change in transition services agreement obligation	21,938	—
Debt issuance costs	(1,066)	(2,792)
Repurchase of Common Shares	(153,406)	—
Purchase of treasury stock	(65,023)	(53,085)
Payments of dividends to shareholders	(137,374)	(133,379)
Net cash used in financing activities	(335,117)	(532,925)
Foreign exchange gain (loss) on cash held in foreign currencies	(9,794)	3,539
Decrease in cash, cash equivalents and restricted cash during the period	(158,585)	(228,480)
Cash, cash equivalents and restricted cash at beginning of the period	1,282,793	1,233,952
Cash, cash equivalents and restricted cash at end of the period	$1,124,208	$1,005,472

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

Reconciliation of cash, cash equivalents and restricted cash:	December 31, 2024	December 31, 2023
Cash and cash equivalents	$1,122,192	$1,003,134
Restricted cash (1)	2,016	2,338
Total cash, cash equivalents and restricted cash	$1,124,208	$1,005,472
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (Note 7).
Supplemental cash flow disclosures (Note 4 and Note 19)
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2024
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company.” We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), which as of December 31, 2024, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
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
Beginning in the first quarter of Fiscal 2025, for the three and six months ended December 31, 2023, the Company reclassified expenses of $7.4 million and $15.6 million, respectively, from Research and development to Sales and marketing in the Condensed Consolidated Statements of Income to provide a better representation of the function of the expenses. We also reclassified prior period information to conform to current presentation.
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses (Subtopic 220-40),” which requires additional disclosures of specific expense categories included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in this ASU are to be applied on a prospective basis with the option for retrospective application, and early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2024-03 on the Company’s financial disclosures.

NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Total Revenues by Geography:
Americas (1)	$765,857	$884,287	$1,494,100	$1,729,514
EMEA (2)	449,068	504,885	868,299	950,325
Asia Pacific (3)	119,575	145,696	241,106	280,458
Total revenues	$1,334,500	$1,534,868	$2,603,505	$2,960,297

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$462,306	$450,091	$919,330	$901,105
Customer support revenue	590,595	695,762	1,186,085	1,393,475
Total recurring revenues	$1,052,901	$1,145,853	$2,105,415	$2,294,580
License revenue (perpetual, term and subscriptions)	188,923	289,238	314,736	462,264
Professional service and other revenue	92,676	99,777	183,354	203,453
Total revenues	$1,334,500	$1,534,868	$2,603,505	$2,960,297

Total Revenues by Timing of Revenue Recognition:
Point in time	$188,923	$289,238	$314,736	$462,264
Over time (including professional service and other revenue)	1,145,577	1,245,630	2,288,769	2,498,033
Total revenues	$1,334,500	$1,534,868	$2,603,505	$2,960,297
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of December 31, 2024	As of June 30, 2024
Short-term contract assets	$68,487	$66,450
Long-term contract assets	39,208	38,684
Short-term deferred revenues	1,452,734	1,521,416
Long-term deferred revenues	159,987	162,401
The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and customer payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the six months ended December 31, 2024, we reclassified $57.3 million (six months ended December 31, 2023 — $58.5 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three and six months ended December 31, 2024 and 2023, respectively, there was no impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to cloud services and customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the six months ended December 31, 2024 that was included in the deferred revenue balances at June 30, 2024 was $1,131 million (six months ended December 31, 2023—$1,268 million).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2024:

Capitalized costs to obtain a contract as of June 30, 2024	$109,488
New capitalized costs incurred	23,346
Amortization of capitalized costs	(20,821)
Impact of foreign exchange rate changes	(1,034)
Capitalized costs to obtain a contract as of December 31, 2024	$110,979
During the three and six months ended December 31, 2024 and 2023, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to Note 7 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.
Remaining Performance Obligations
Remaining performance obligations (RPO) represent contracted revenue that has not yet been recognized. They include amounts recognized as deferred revenue and amounts that are contracted but will be billed and recognized as revenue in future periods.
As of December 31, 2024, the Company elected to include RPO for contracts with an original expected duration of one year or less in accordance with ASC 606-10-50-14, and will discontinue use of the practical expedient relating to the disclosure of RPO within a contract. The Company believes this presentation is preferable as it provides additional information. Comparative amounts have not been provided for the quarter ended December 31, 2023 as such information cannot be practically determined for comparison purposes.
The following chart provides RPO information as of the following periods. The 12-month periods noted below are as of the dates presented, with the remaining balances recognized substantially over the next three years thereafter.

($ in billions)	As of December 31, 2024	As of September 30, 2024	As of June 30, 2024
Total RPO (1)	$4.1	$3.9	$4.0
% recognized as revenue over the following 12 months	63%	63%	63%
Cloud services and subscription RPO	$2.3	$2.2	$2.2
% recognized as revenue over the following 12 months	50%	51%	51%
Customer support and other RPO (2)	$1.8	$1.7	$1.8
% recognized as revenue over the following 12 months	79%	78%	78%
______________________
(1)RPO amounts presented may be impacted by certain estimates including currency fluctuations, estimates of customers’ deployment of contracted solutions, changes in the scope or termination of contracts, among other factors, and are therefore subject to change.
(2)Customer support and other RPO is primarily comprised of obligations related to customer support revenues, and to a lesser extent license, professional services and other revenues.

NOTE 4—LEASES
We enter into operating leases, both domestically and internationally, for certain facilities, automobiles, data centers and equipment for use in the ordinary course of business. The duration of the majority of these leases generally ranges from 1 to 10 years, some of which include options to extend for an additional 3 to 5 years after the initial term. Additionally, the land upon which our headquarters in Waterloo, Ontario, Canada is located is leased from the University of Waterloo for a period of 49 years beginning in December 2005, with an option to renew for an additional term of 49 years. We also have finance lease liabilities comprised of equipment lease arrangements with an average duration of 4 to 5 years, of which all are currently being sublet. Leases with an initial term of 12 months or less are not recorded on our Condensed Consolidated Balance Sheets.
The following illustrates the Condensed Consolidated Balance Sheets information related to leases:

Operating Leases	Balance Sheet Location	As of December 31, 2024	As of June 30, 2024
Operating lease right of use assets	Operating lease right of use assets	$211,079	$219,774

Operating lease liabilities (current)	Operating lease liabilities	$74,699	$76,446
Operating lease liabilities (non-current)	Long-term operating lease liabilities	200,815	218,174
Total operating lease liabilities		$275,514	$294,620

Finance Leases
Finance lease receivables (current)	Prepaid expenses and other current assets	$2,548	$4,031
Finance lease receivables (non-current)	Other assets	1,378	2,329
Total finance lease receivables		$3,926	$6,360

Finance lease liabilities (current)	Accounts payable and accrued liabilities	$2,286	$3,173
Finance lease liabilities (non-current)	Accrued liabilities	1,377	2,327
Total finance lease liabilities		$3,663	$5,500
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of December 31, 2024	As of June 30, 2024
Weighted-average remaining lease term
Operating leases	4.79 years	5.13 years
Finance leases	1.57 years	1.85 years
Weighted-average discount rate
Operating leases	5.03%	5.00%
Finance leases	5.39%	5.47%
Lease Costs and Other Information
The following illustrates the various components of lease costs for the period indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Operating lease cost	$20,643	$22,594	$41,748	$46,334
Short-term lease cost	639	737	978	1,892
Variable lease cost	836	1,321	1,891	2,456
Sublease income	(2,692)	(3,375)	(5,466)	(6,713)
Total lease cost	$19,426	$21,277	$39,151	$43,969

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of lease liabilities, and, as such, are excluded from the amounts below:

	Six Months Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$52,044	$55,800
Finance leases	$1,952	$2,763
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$30,211	$9,219

Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our lease liabilities as of December 31, 2024:

Fiscal years ending June 30,	Operating Leases	Finance Leases
2025 (six months ended)	$44,520	$1,415
2026	80,464	1,937
2027	66,201	459
2028	46,103	—
2029	25,672	—
Thereafter	44,454	—
Total lease payments	$307,414	$3,811
Less: Imputed interest	(31,900)	(148)
Total	$275,514	$3,663
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $6.9 million over the remainder of Fiscal 2025 and $32.0 million thereafter.
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2024:

Balance as of June 30, 2024	$7,488,367
Acquisition of Pillr (Note 17)(1)	196
Divestiture of AMC business (Note 17)(2)	1,390
Impact of foreign exchange rate changes	(6,549)
Balance as of December 31, 2024	$7,483,404
______________________
(1)Adjustment relates to the open measurement period.
(2)Relates to the final settlement of working capital and other adjustments.

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of December 31, 2024
	Cost	Accumulated Amortization	Net
Technology assets	$1,142,284	$(425,810)	$716,474
Customer assets	2,642,752	(1,130,139)	1,512,613
Total	$3,785,036	$(1,555,949)	$2,229,087

	As of June 30, 2024
	Cost	Accumulated Amortization	Net
Technology assets	$1,153,457	$(342,528)	$810,929
Customer assets	2,762,371	(1,087,036)	1,675,335
Total	$3,915,828	$(1,429,564)	$2,486,264
Where applicable, the above balances as of December 31, 2024 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the six months ended December 31, 2024. The impact of this resulted in reductions to the cost and accumulated amortization of technology assets and customer assets of $11 million and $118 million, respectively. The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and nine years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2025 (six months ended)	$253,787
2026	467,267
2027	396,816
2028	379,434
2029	282,748
2030 and Thereafter	449,035
Total	$2,229,087

NOTE 7—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of December 31, 2024	As of June 30, 2024
Deposits and restricted cash	$1,616	$4,142
Capitalized costs to obtain a contract	39,166	44,577
Short-term prepaid expenses and other current assets	143,937	192,065
Derivative asset (1)	2,044	2,127
Total	$186,763	$242,911
______________________
(1)Represents the asset related to our derivative instrument activity (see Note 15 “Derivative Instruments and Hedging Activities” for more details).
Other assets:

	As of December 31, 2024	As of June 30, 2024
Deposits and restricted cash	$22,211	$20,063
Capitalized costs to obtain a contract	71,813	64,911
Investments	119,919	124,168
Available-for-sale financial assets	40,012	40,541
Long-term prepaid expenses and other long-term assets	42,427	48,598
Total	$296,382	$298,281
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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and is subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (see Note 20 “Other Income (Expense), Net”). During the three and six months ended December 31, 2024, our share of income (loss) from these investments was $1.5 million and $2.0 million, respectively (three and six months ended December 31, 2023—$(8.5) million and $(18.2) million, respectively).
A portion of the available-for-sale financial assets relate to contractual arrangements under insurance policies held by the Company with guaranteed interest rates that are utilized to meet certain pension and post-retirement obligations but do not meet the definition of a plan asset. The remaining portion of available-for-sale financial assets are primarily comprised of various debt and equity funds, which are valued utilizing market quotes provided by our third-party custodian. These arrangements are treated as available-for-sale financial assets measured at fair value quarterly (see Note 14 “Fair Value Measurement”) with unrealized gains and losses recorded within “Other comprehensive income (loss), net” (see Note 18 “Accumulated Other Comprehensive Income (Loss)”).
Prepaid expenses and other assets, both short-term and long-term, include advance payments on licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of December 31, 2024	As of June 30, 2024
Accounts payable—trade	$128,432	$151,202
Accrued salaries, incentives and commissions	199,362	267,991
Accrued liabilities	216,585	262,190
Accrued sales and other tax liabilities	29,342	21,167
Derivative liability (1)	125,221	159,234
Accrued interest on long-term debt	37,729	38,670
Amounts payable in respect of restructuring and other special charges	30,024	22,489
Asset retirement obligations	5,946	8,173
Total	$772,641	$931,116
______________________
(1)Represents the liability related to our derivative instrument activity (see Note 15 “Derivative Instruments and Hedging Activities” for more details).
Long-term accrued liabilities:

	As of December 31, 2024	As of June 30, 2024
Amounts payable in respect of restructuring and other special charges	$7,923	$9,682
Other accrued liabilities	8,184	15,390
Asset retirement obligations	22,867	21,411
Total	$38,974	$46,483
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of December 31, 2024, the present value of this obligation was $28.8 million (June 30, 2024—$29.6 million), with an undiscounted value of $31.5 million (June 30, 2024—$32.8 million).

NOTE 9—LONG-TERM DEBT

	As of December 31, 2024	As of June 30, 2024
Total debt
Senior Notes 2031	$650,000	$650,000
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	850,000
Senior Notes 2028	900,000	900,000
Senior Secured Notes 2027	1,000,000	1,000,000
Acquisition Term Loan	2,203,300	2,221,225
Total principal payments due	6,503,300	6,521,225

Unamortized debt discount and issuance costs (1)	(118,636)	(128,432)
Total amount outstanding	6,384,664	6,392,793
Less:
Current portion of long-term debt
Acquisition Term Loan	35,850	35,850
Total current portion of long-term debt	35,850	35,850

Non-current portion of long-term debt	$6,348,814	$6,356,943
______________________
(1)During the three and six months ended December 31, 2024, we recorded $1.0 million and $1.0 million of debt issuance costs, respectively, related to the modification of the Acquisition Term Loan (as defined below) (three and six months ended December 31, 2023—$0.8 million and $2.4 million, respectively, related to the amendment of the Revolver and the modification of the Acquisition Term Loan, each as defined below).
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
For the three and six months ended December 31, 2024, we recorded interest expense of $6.7 million and $13.4 million, respectively, relating to Senior Notes 2031 (three and six months ended December 31, 2023—$6.7 million and $13.4 million, respectively).
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
For the three and six months ended December 31, 2024, we recorded interest expense of $9.3 million and $18.6 million, respectively, relating to Senior Notes 2030 (three and six months ended December 31, 2023—$9.3 million and $18.6 million, respectively).

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
For the three and six months ended December 31, 2024, we recorded interest expense of $8.2 million and $16.4 million, respectively, relating to Senior Notes 2029 (three and six months ended December 31, 2023—$8.2 million and $16.4 million, respectively).
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
For the three and six months ended December 31, 2024, we recorded interest expense of $8.7 million and $17.4 million, respectively, relating to Senior Notes 2028 (three and six months ended December 31, 2023—$8.7 million and $17.4 million, respectively).
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
The Senior Secured Notes 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries, and are secured with the same priority as the Company’s senior credit facilities. The Senior Secured Notes 2027 and the related guarantees are effectively senior to all of the Company’s and the guarantors’ senior unsecured debt to the extent of the value of the Collateral (as defined in the indenture to the Senior Secured Notes 2027) and are structurally subordinated to all existing and future liabilities of each of the Company’s existing and future subsidiaries that do not guarantee the Senior Secured Notes 2027. As of December 31, 2024, the Senior Secured Notes 2027 bear an effective interest rate of 7.39%. The effective interest rate includes interest expense of $34.6 million and amortization of debt discount and issuance costs of $1.4 million.
For the three and six months ended December 31, 2024, we recorded interest expense of $17.3 million and $34.6 million, respectively, relating to Senior Secured Notes 2027 (three and six months ended December 31, 2023—$17.3 million and $34.6 million, respectively).
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
For the three and six months ended December 31, 2024, we did not record any interest expense relating to Term Loan B (three and six months ended December 31, 2023—$17.3 million and $34.5 million, respectively).

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
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of December 31, 2024, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 2.45:1.00.
As of December 31, 2024, we had no outstanding balance under the Revolver (June 30, 2024—nil). For the three and six months ended December 31, 2024, we did not record any interest expense relating to the Revolver (three and six months ended December 31, 2023—$0.2 million and $2.2 million, respectively).
Acquisition Term Loan
On December 1, 2022, we amended our first lien term loan facility (the Acquisition Term Loan), dated as of August 25, 2022, to increase the aggregate commitments under the senior secured delayed-draw term loan facility from an aggregate principal amount of $2.585 billion to an aggregate principal amount of $3.585 billion. On August 14, 2023, we entered into the second amendment to the Acquisition Term Loan to reduce the applicable interest rate margin by 0.75% over the remaining term of the Acquisition Term Loan. On May 15, 2024, we entered into the third amendment to the Acquisition Term Loan to reduce the applicable interest rate margin by 0.5% and remove the 10-basis point credit spread adjustment for loans bearing interest based on the Secured Overnight Financing Rate (SOFR). On November 27, 2024, we entered into the fourth amendment to the Acquisition Term Loan to reduce the applicable interest rate margin by 0.5% over the remaining term of the Acquisition Term Loan. The reductions in interest rate margin on the Acquisition Term Loan resulting from the amendments were all accounted for by the Company as debt modifications.
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR (as defined in the Acquisition Term Loan) plus an applicable margin of 1.75%. As of December 31, 2024, the outstanding balance on the Acquisition Term Loan bears an interest rate of 6.32%. As of December 31, 2024, the Acquisition Term Loan bears an effective interest rate of 7.38%. The effective interest rate includes interest expense of $81.1 million and amortization of debt discount and issuance costs of $7.2 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of December 31, 2024, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 2.45:1:00.
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
For the three and six months ended December 31, 2024, we recorded interest expense of $38.2 million and $81.1 million, respectively, relating to the Acquisition Term Loan (three and six months ended December 31, 2023—$73.1 million and $150.3 million, respectively).

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
NOTE 10—PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS
Defined Benefit and Other Post-Retirement Benefit Plans
The Company has 48 pension and other post-retirement plans in multiple countries. All of our pension and other post-retirement plans are located outside of Canada and the United States. The plans are primarily located in Germany, which, as of December 31, 2024, make up approximately 56% of the total net benefit pension obligations.
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
The following are details of net pension expense relating to the defined benefit pension plans:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Pension expense:
Service cost	$2,714	$2,828	$5,542	$5,553
Interest cost	3,148	3,122	6,485	6,211
Expected return of plan assets	(2,842)	(2,903)	(5,871)	(5,711)
Amortization of actuarial (gains) losses	330	165	657	330
Net pension expense	$3,350	$3,212	$6,813	$6,383
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under Interest and other related expense, net on our Condensed Consolidated Statements of Income.
NOTE 11—EQUITY AND SHARE-BASED COMPENSATION
Equity
Cash Dividends
For the three and six months ended December 31, 2024, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.2625 and $0.525 per Common Share, respectively, in the aggregate amount of $68.3 million and $137.4 million, respectively, which we paid during the same periods (three and six months ended December 31, 2023—$0.25 and $0.50 per Common Share, respectively, in the aggregate amount of $66.4 million and $133.4 million, respectively).
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
During the three and six months ended December 31, 2024, we repurchased 1,362,721 and 2,187,135 Common Shares on the open market at a cost of $40.0 million and $65.0 million, respectively, for potential settlement of awards under our LTIP or other plans as described below (three and six months ended December 31, 2023—nil and 1,400,000 Common Shares were purchased at a cost of nil and $53.1 million, respectively).
During the three and six months ended December 31, 2024, we delivered to eligible participants 1,036,378 and 1,097,265 Common Shares, respectively, that were purchased in the open market in connection with the settlement of awards under our LTIP and other plans (three and six months ended December 31, 2023—353,247 and 536,560 Common Shares, respectively).
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%. During the three and six months ended December 31, 2024, 213,432 and 602,734 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and six months ended December 31, 2023—186,974 and 473,746 Common Shares, respectively). During the three and six months ended December 31, 2024, cash in the amount of $6.0 million and $15.9 million, respectively, was received from employees relating to the ESPP (three and six months ended December 31, 2023—$6.7 million and $15.3 million, respectively).
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
During the three and six months ended December 31, 2024, we repurchased and cancelled 2,212,971 and 4,862,102 Common Shares for $67.1 million and $153.6 million, inclusive of 2% Canadian excise taxes recorded. During the three and six months ended December 31, 2023, we did not repurchase any Common Shares.
Share-Based Compensation
Share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Stock Options (issued under Stock Option Plans)	$3,841	$5,716	$6,577	$10,260
Performance Share Units (issued under LTIP)	5,510	6,928	12,698	12,817
Restricted Share Units (issued under LTIP)	4,546	3,034	8,313	5,915
Restricted Share Units (other)	13,436	22,299	26,721	43,671
Deferred Share Units (directors)	1,387	688	2,232	1,602
Employee Stock Purchase Plan	1,641	1,510	3,378	3,005
Total share-based compensation expense	$30,361	$40,175	$59,919	$77,270

A summary of unrecognized compensation cost for unvested share-based compensation awards is as follows:

	As of December 31, 2024
	Unrecognized Compensation Cost	Weighted Average Recognition Period (years)
Stock Options (issued under Stock Option Plans)	$41,054	2.45
Performance Share Units (issued under LTIP)	59,345	2.18
Restricted Share Units (issued under LTIP)	23,932	1.59
Restricted Share Units (other)	55,356	1.81
Total unrecognized share-based compensation cost	$179,687
Stock Options
A summary of activity under our stock option plans for the six months ended December 31, 2024 is as follows:

	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2024	12,207,412	$38.51	4.31	$6,142
Granted	1,890,920	28.75
Exercised	(70,125)	26.81
Forfeited or expired	(1,201,609)	37.63
Outstanding at December 31, 2024	12,826,598	$37.21	4.26	$1,376
Exercisable at December 31, 2024	5,477,855	$40.49	3.01	$476
As of December 31, 2024, 4,329,456 options to purchase Common Shares were available for issuance under our stock option plans.
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Weighted–average fair value of options granted	$6.43	$10.34	$5.89	$9.57
Weighted-average assumptions used:
Expected volatility	28.98%	31.33%	28.66%	31.07%
Risk–free interest rate	4.14%	4.40%	3.74%	4.42%
Expected dividend yield	3.42%	2.44%	3.49%	2.58%
Expected life (in years)	4.32	4.27	4.31	4.25
Forfeiture rate (based on historical rates)	7%	7%	7%	7%
Average exercise share price	$29.97	$40.14	$28.75	$37.96

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
A summary of activity under our PSUs issued under the LTIP for the six months ended December 31, 2024 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2024	1,605,116	$56.09	1.70	$48,218
Granted (1)	904,116	47.21
Vested (1)	(257,611)	75.14
Forfeited or expired	(154,169)	53.11
Outstanding at December 31, 2024	2,097,452	$48.15	2.13	$56,259
______________________
(1)PSUs are earned based on market or performance conditions and the actual number of PSUs earned, if any, is dependent upon performance and may range from 0 to 200 percent.
For the periods indicated, the weighted-average fair value of market-based PSUs issued under LTIP, and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Six Months Ended December 31,
	2024	2023
Weighted–average fair value of performance share units granted	$47.96	$59.48
Weighted-average assumptions used:
Expected volatility	30.26%	28.05%
Risk–free interest rate	3.67%	4.38%
Expected dividend yield	—%	—%
Expected life (in years)	3.11	3.10

Restricted Share Units (Issued Under LTIP)
Beginning in Fiscal 2025, grants of RSUs (issued under LTIP) vest on a straight-line basis over three years from the respective date of grants. Grants of RSUs (issued under LTIP) prior to Fiscal 2025 vest after three years from the respective date of grants.
A summary of activity under our RSUs issued under the LTIP for the six months ended December 31, 2024 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2024	956,325	$39.61	1.77	$28,728
Granted	650,780	28.57
Vested	(170,370)	49.92
Forfeited or expired	(76,426)	36.14
Outstanding at December 31, 2024	1,360,309	$33.25	2.20	$38,523
Restricted Share Units (Other)
In addition to the grants made in connection with the LTIP discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. RSUs (other) vest over a specified contract date, typically two or four years from the respective date of grants.
A summary of activity under our RSUs (other) issued for the six months ended December 31, 2024 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2024	4,555,955	$35.87	1.79	$136,861
Granted	887,393	27.37
Vested	(746,565)	28.89
Forfeited or expired	(215,306)	37.26
Outstanding at December 31, 2024	4,481,477	$35.28	1.68	$126,915
Deferred Share Units (DSUs)
The DSUs are granted to certain non-employee directors. DSUs are issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
A summary of activity under our DSUs issued for the six months ended December 31, 2024 is as follows:

	Units	Weighted-Average Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2024 (1)	1,082,471	$30.67	0.42	$32,517
Granted	95,733	32.00
Outstanding at December 31, 2024 (2)	1,178,204	$30.78	0.84	$33,374
______________________
(1)    Includes 47,871 unvested DSUs.
(2)    Includes 62,177 unvested DSUs.

NOTE 12—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2025 - June 30, 2025	July 1, 2025 - June 30, 2027	July 1, 2027 - June 30, 2029	July 1, 2029 and beyond
Long-term debt obligations (1)	$8,079,195	$188,196	$749,368	$2,502,169	$4,639,462
Purchase obligations for contracts not accounted for as lease obligations (2)	260,899	100,949	159,950	—	—
Total	$8,340,094	$289,145	$909,318	$2,502,169	$4,639,462
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of December 31, 2024, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $78.6 million. As of December 31, 2024, we have provisionally paid approximately $32.0 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within Long-term income taxes recoverable on the Condensed Consolidated Balance Sheets as of December 31, 2024.

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
The CRA has audited Fiscal 2017, Fiscal 2018, Fiscal 2019 and Fiscal 2020 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2019 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2019 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017, Fiscal 2018 and Fiscal 2019 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. On April 19, 2022, we filed our notice of objection regarding the reassessment in respect of Fiscal 2017 and on March 15, 2023, we filed our notice of objection regarding the reassessment in respect of Fiscal 2018. On December 11, 2023, we filed a notice of objection regarding Fiscal 2019. In December 2024, the CRA issued a proposal confirming their intention to reassess Fiscal 2020 on a basis consistent with the reassessments issued regarding Fiscal 2017 through 2019. We intend to file a notice of objection against the Fiscal 2020 reassessment. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2019 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to the utilization of available tax attributes; however, to the extent the CRA reassesses Fiscal 2020 and subsequent fiscal years on a similar basis, we expect to make certain minimum payments required under Canadian legislation, which may need to be provisionally made starting in Fiscal 2025 while the matter is in dispute.
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
NOTE 13—INCOME TAXES
The Company’s effective tax rate for the three months ended December 31, 2024, increased to a provision of 18.1%, compared to a provision of 17.6% for the three months ended December 31, 2023.
The Company’s effective tax rate for the six months ended December 31, 2024, increased to a provision of 14.4%, compared to a provision of 13.4% for the six months ended December 31, 2023.
The Company’s effective tax rate for the three months ended December 31, 2024 differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to a net decrease in unrecognized tax benefits, foreign tax credits, research and development credits, and a change in valuation allowance, partially offset by disallowed share-based compensation deductions and foreign source income inclusion in the U.S. and Canada.
The Company’s effective tax rate for the three months ended December 31, 2023 differs from the Canadian statutory rate primarily due to tax benefits related to foreign tax credits, research and development credits, partially offset by U.S. Base Erosion and Anti-Abuse Tax (BEAT).

The Company’s effective tax rate for the six months ended December 31, 2024 differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to a net decrease in unrecognized tax benefits, foreign tax credits, research and development credits, and a change in valuation allowance, partially offset by disallowed share-based compensation deductions and foreign source income inclusion in the U.S. and Canada.
The Company’s effective tax rate for the six months ended December 31, 2023 differs from the Canadian statutory rate primarily due to tax benefits related to foreign tax credits, research and development credits, partially offset by U.S. BEAT.
As of December 31, 2024, the gross amount of unrecognized tax benefits accrued was $148.6 million (June 30, 2024 — $180.4 million), which is inclusive of interest and penalties accrued of $19.1 million (June 30, 2024 — $24.3 million). We believe that it is reasonably possible that the gross unrecognized tax benefit could decrease by $28.6 million in the next 12 months, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
As of December 31, 2024, we have recognized a deferred income tax liability of $16.8 million (June 30, 2024—$15.9 million) on taxable temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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
The CJEU’s judgment was handed down on September 19, 2024. The CJEU broadly followed the Advocate General’s opinion, setting aside the judgment of the General Court and annulling the Commission’s ruling. As a result, a refund of the State Aid charging notice, in the amount of $43.8 million plus interest, is expected. The timing of the refund is uncertain as the UK Government must pass legislation by way of regulations to facilitate the refund, but it is reasonably expected to be received within the next twelve months. Given the expected timing of the refund, the income tax recoverable was reclassified to short term and recognized as part of current assets as of December 31, 2024.
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
The following table summarizes the fair value of the Company’s financial instruments as of December 31, 2024 and June 30, 2024:

		Fair Value
	Fair Value Hierarchy	December 31, 2024	June 30, 2024
Assets:
Available-for-sale financial assets (Note 7)	Level 2	$15,483	$15,603
Available-for-sale financial assets (Note 7)	Level 3	24,529	24,938
Derivative asset (Note 15)	Level 2	2,044	2,127

Liabilities:
Derivative liability (Note 15)	Level 2	$(125,221)	$(159,234)
Senior Notes (Note 9) (1)	Level 2	(4,046,675)	(4,006,771)
______________________
(1)    Senior Notes are presented within the Condensed Consolidated Balance Sheets at amortized cost. See Note 9 “Long-Term Debt” for further details.
Changes in Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in the fair value of our Level 3 available-for-sale financial assets between June 30, 2024 and December 31, 2024.

Available-for-sale financial assets
Balance as of June 30, 2024	$24,938
Loss recognized in income	(409)
Balance as of December 31, 2024	$24,529
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended December 31, 2024 and 2023, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended December 31, 2024 and 2023, respectively, no indications of impairments were identified and therefore no fair value measurements were required.

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
The deal-contingent forward contracts had an aggregate notional amount of £1.475 billion. The non-contingent forward contract had a notional amount of £350 million. The cross currency swaps are comprised of 5-year EUR/USD cross currency swaps with a notional amount of €690 million and 7-year EUR/USD cross currency swaps with a notional amount of €690 million. Subsequent to December 31, 2024, we terminated certain of our outstanding 5-year EUR/USD cross currency swaps with an aggregate notional amount of €138 million. Refer to Note 23 “Subsequent Events” for more details.
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
We have designated these transactions as cash flow hedges of forecasted transactions under Topic 815. As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within Other comprehensive loss, net within the Condensed Consolidated Statements of Comprehensive Income. As of December 31, 2024, the fair value of the contracts is recorded within Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets and represents the net loss before tax effect that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months.

As of December 31, 2024, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $94.4 million (June 30, 2024—$95.7 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The fair values of outstanding derivative instruments are as follows:

		As of December 31, 2024		As of June 30, 2024
Instrument	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedges:
Cash flow hedge	Accounts payable and accrued liabilities	$—	$(3,905)	$—	$(828)
Net investment hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	610	(71,710)	654	(88,186)
Total derivatives designated as hedges		610	(75,615)	654	(89,014)

Derivatives not designated as hedges:
Cross currency swap contracts	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	1,434	(49,606)	1,473	(70,220)
Total derivatives not designated as hedges		1,434	(49,606)	1,473	(70,220)
Total derivatives		$2,044	$(125,221)	$2,127	$(159,234)
The effects of gains (losses) from derivative instruments on our Condensed Consolidated Statements of Income is as follows:

		Three Months Ended December 31,		Six Months Ended December 31,
Instrument	Income Statement Location	2024	2023	2024	2023
Derivatives designated as hedges:
Cash flow hedge	Operating expenses	$(1,374)	$(446)	$(1,730)	$(458)
Net investment hedge	Interest and other related expense, net	1,119	893	1,846	1,815

Derivatives not designated as hedges:
Cross currency swap contracts	Other income (expense), net	45,549	(38,117)	20,614	(20,222)
Cross currency swap contracts	Interest and other related expense, net	1,031	830	1,712	1,686
Total		$46,325	$(36,840)	$22,442	$(17,179)
The effects of the cash flow and net investment hedges on our Condensed Consolidated Statements of Comprehensive Income:

	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income Location	Three Months Ended December 31,		Six Months Ended December 31,
		2024	2023	2024	2023
Gain (loss) recognized in OCI (loss) on cash flow hedge (effective portion)	Unrealized gain (loss) on cash flow hedge	$(5,698)	$2,071	$(4,808)	$(434)
Gain (loss) recognized in OCI (loss) on net investment hedge (effective portion)	Net foreign currency translation adjustment	$42,553	$(43,122)	$16,476	$(26,015)
Gain (loss) reclassified from AOCI into income (effective portion) - cash flow hedge	Operating expenses	$(1,374)	$(446)	$(1,730)	$(458)
Gain (loss) reclassified from AOCI into income (excluded from effectiveness testing) - net investment hedge	Interest and other related expense, net	$561	$561	$1,122	$1,122

NOTE 16—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition and divestiture-related costs and other similar charges.

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Business Optimization Plan	$12,347	$—	$54,850	$—
Micro Focus Acquisition Restructuring Plan	611	44,760	(1,016)	51,624
Other historical restructuring plans	(540)	(266)	(833)	(383)
Divestiture-related costs	49	5,385	4,209	6,982
Acquisition-related costs	(44)	50	692	1,120
Other charges	2,815	4,237	4,472	8,617
Total	$15,238	$54,166	$62,374	$67,960
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
As of December 31, 2024, we expect total costs to be incurred in connection with the Business Optimization Plan to be approximately $60.0 million, of which $54.9 million has been recorded within Special charges (recoveries) within the Condensed Consolidated Statements of Income to date.
A reconciliation of the beginning and ending restructuring liability for the Business Optimization Plan, which is included within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets, for the six months ended December 31, 2024 is shown below.

Business Optimization Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2024	$—	$—	$—
Accruals and adjustments	52,621	844	53,465
Cash payments	(35,368)	(1)	(35,369)
Foreign exchange and other non-cash adjustments	(444)	(379)	(823)
Balance payable as of December 31, 2024	$16,809	$464	$17,273
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
Since the inception of the Micro Focus Acquisition Restructuring Plan, $145.5 million has been recorded within Special charges (recoveries) within the Condensed Consolidated Statements of Income to date. We do not expect to incur any further significant charges relating to the Micro Focus Acquisition Restructuring Plan.

A reconciliation of the beginning and ending restructuring liability for the Micro Focus Acquisition Restructuring Plan, which is included within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets, for the six months ended December 31, 2024 is shown below.

Micro Focus Acquisition Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2024	$11,765	$16,326	$28,091
Accruals and adjustments	(1,047)	1,400	353
Cash payments	(7,137)	(2,832)	(9,969)
Foreign exchange and other non-cash adjustments	(54)	(774)	(828)
Balance payable as of December 31, 2024	$3,527	$14,120	$17,647
Divestiture-related costs
Divestiture-related costs, recorded within Special charges (recoveries), include the direct costs related to the AMC Divestiture.
Acquisition-related costs
Acquisition-related costs, recorded within Special charges (recoveries), include direct costs of potential and completed acquisitions.
Other charges
For the three and six months ended December 31, 2024, Other charges include $2.8 million and $4.4 million, respectively, of other miscellaneous charges primarily associated with the Micro Focus Acquisition.
For the three and six months ended December 31, 2023, Other charges include $2.5 million and $5.4 million, respectively, of compensation related charges, and $1.3 million and $2.4 million, respectively, of other miscellaneous charges, both associated with the Micro Focus Acquisition, and $0.5 million and $0.9 million, respectively, related to pre-acquisition equity incentives of Zix Corporation, which upon acquisition were replaced by equivalent value cash settlements.
NOTE 17—ACQUISITIONS AND DIVESTITURES
Fiscal 2024 Divestiture
Divestiture of AMC Business
On May 1, 2024, the Company completed the sale of its AMC business to Rocket Software for $2.275 billion in cash before taxes, fees and other adjustments. The results of the AMC business were recorded and presented within our Condensed Consolidated and Consolidated Financial Statements during Fiscal 2024 for the period of July 1, 2023 through April 30, 2024. In connection with the sale, a gain of $429.1 million was recorded in Other income (expense), net within our Consolidated Statements of Income for the year ended June 30, 2024. During the quarter ended December 31, 2024, working capital and other adjustments were finalized and resulted in a payment of $11.7 million, and a decrease to the gain on AMC Divestiture by $4.2 million.
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
The Company used the net proceeds from the transaction to prepay in full the outstanding principal balances of the Term Loan B and prepay a portion of the outstanding principal balance of the Acquisition Term Loan, as further described in Note 9 “Long-Term Debt.” The Company has also agreed to provide certain transition services to Rocket Software following the completion of the divestiture for up to 24 months after the closing date of May 1, 2024, which are included in financing activities on the Condensed Consolidated Statements of Cash Flows. These transition service costs are reimbursable by Rocket Software. For the three and six months ended December 31, 2024, we billed Rocket Software $12.7 million and $27.2 million, respectively, under the Transition Service Agreement (TSA).

The finalization of working capital and other adjustments during the quarter ended December 31, 2024 resulted in immaterial changes to the carrying amounts of major classes of assets and liabilities. The following table presents the carrying amounts of major classes of assets and liabilities disposed of in the AMC Divestiture as of April 30, 2024:

AMC Assets
Accounts receivable trade, net of allowance for credit losses	$58,733
Contract assets	10,355
Prepaid expenses and other current assets	6,099
Property and equipment	1,091
Goodwill	1,138,013
Acquired intangible assets	930,771
Deferred tax assets	2,820
Other assets	1,775
Total AMC Assets	$2,149,657

AMC Liabilities
Accounts payable and accrued liabilities	$11,312
Deferred revenues	188,648
Long-term accrued liabilities	8,128
Pension liability, net	1,640
Long-term operating lease liabilities	672
Long-term deferred revenues	23,623
Long-term income taxes payable	9,845
Deferred tax liabilities	116,086
Total AMC Liabilities	$359,954
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

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31, 2024
	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2024	$(64,950)	$308	$(126)	$(9,688)	$(74,456)
Other comprehensive income (loss) before reclassifications, net of tax	1,167	(4,188)	436	—	(2,585)
Amounts reclassified into net income, net of tax	—	1,010	—	252	1,262
Total other comprehensive income (loss), net for the period	1,167	(3,178)	436	252	(1,323)
Balance as of December 31, 2024	$(63,783)	$(2,870)	$310	$(9,436)	$(75,779)

	Six Months Ended December 31, 2024
	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Investments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2024	$(59,760)	$(608)	$(374)	$(8,877)	$(69,619)
Other comprehensive income (loss) before reclassifications, net of tax	(4,023)	(3,534)	684	(1,045)	(7,918)
Amounts reclassified into net income, net of tax	—	1,272	—	486	1,758
Total other comprehensive income (loss), net for the period	(4,023)	(2,262)	684	(559)	(6,160)
Balance as of December 31, 2024	$(63,783)	$(2,870)	$310	$(9,436)	$(75,779)
______________________
(1)The amount of foreign currency translation recognized in other comprehensive income during the three and six months ended December 31, 2024 included net gains (losses) relating to our net investment hedge of $42.6 million and $16.5 million, respectively, as further discussed in Note 15 “Derivative Instruments and Hedging Activities.”

	Three Months Ended December 31, 2023
	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Investments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2023	$(58,697)	$(708)	$(823)	$(9,797)	$(70,025)
Other comprehensive income (loss) before reclassifications, net of tax	(15,796)	1,522	450	(91)	(13,915)
Amounts reclassified into net income, net of tax	—	328	—	113	441
Total other comprehensive income (loss), net for the period	(15,796)	1,850	450	22	(13,474)
Balance as of December 31, 2023	$(74,493)	$1,142	$(373)	$(9,775)	$(83,499)

	Six Months Ended December 31, 2023
	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Investments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2023	$(44,114)	$1,124	$(602)	$(9,967)	$(53,559)
Other comprehensive income (loss) before reclassifications, net of tax	(30,379)	(319)	229	(110)	(30,579)
Amounts reclassified into net income, net of tax	—	337	—	302	639
Total other comprehensive income (loss), net for the period	(30,379)	18	229	192	(29,940)
Balance as of December 31, 2023	$(74,493)	$1,142	$(373)	$(9,775)	$(83,499)
______________________
(1)The amount of foreign currency translation recognized in other comprehensive income during the three and six months ended December 31, 2023 included net gains (losses) relating to our net investment hedge of $(43.1) million and $(26.0) million, respectively, as further discussed in Note 15 “Derivative Instruments and Hedging Activities.”
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
	2024	2023
Cash paid during the period for interest	$183,698	$286,471
Cash received during the period for interest	24,563	19,092
Cash paid during the period for income taxes	299,404	143,645
NOTE 20—OTHER INCOME (EXPENSE), NET

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Foreign exchange gains (losses)	$25,539	$(19,624)	$14,160	$(8,190)
Unrealized gains (losses) on derivatives not designated as hedges (1)	45,549	(38,117)	20,614	(20,222)
OpenText share in net income (loss) of equity investees (2)	1,538	(8,482)	1,993	(18,178)
Adjustment to gain on AMC Divestiture (3)	(4,175)	—	(4,175)	—
Other miscellaneous income (expense)	164	(2,561)	368	(2,024)
Total other income (expense), net	$68,615	$(68,784)	$32,960	$(48,614)
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
(3)Represents final settlement of working capital and other adjustments (see Note 17 “Acquisitions and Divestitures” for more details).

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Basic earnings per share
Net income attributable to OpenText	$229,862	$37,675	$314,230	$118,576
Basic earnings per share attributable to OpenText	$0.87	$0.14	$1.18	$0.44
Diluted earnings per share
Net income attributable to OpenText	$229,862	$37,675	$314,230	$118,576
Diluted earnings per share attributable to OpenText	$0.87	$0.14	$1.18	$0.44
Weighted-average number of shares outstanding (in ‘000’s)
Basic	265,099	271,568	266,252	271,373
Effect of dilutive securities	94	573	253	646
Diluted	265,193	272,141	266,505	272,019
Excluded as anti-dilutive (1)	11,338	8,353	10,982	8,151
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
During the six months ended December 31, 2024, Mr. Stephen Sadler, a member of the Board of Directors, earned consulting fees from OpenText for assistance with acquisition-related business activities. The fees earned were not material. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 23—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on February 5, 2025, a dividend of $0.2625 per Common Share. The record date for this dividend is March 7, 2025 and the payment date is March 21, 2025. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Early Termination of Cross Currency Swaps
On January 7, 2025, we terminated certain of our outstanding 5-year EUR/USD cross currency swaps with an aggregate notional amount of €138 million and made a termination payment of approximately $10.4 million on January 9, 2025. Subsequent to December 31, 2024, the Company recognized an immaterial loss related to the early termination within Other income (expense), net on our Condensed Consolidated Statements of Income.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal years beginning July 1, 2024 and ending June 30, 2025 (Fiscal 2025) and July 1, 2025 and ending June 30, 2026 (Fiscal 2026) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and operations, strategic goals and business planning process, including the Company’s business optimization plan announced in July 2024 (the Business Optimization Plan); (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases, the timing thereof and the customers targeted; (viii) the Company’s financial condition, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates, including Canada's newly enacted global minimum tax act; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings, including the Company's expected refund of the State Aid charging notice relating to the CJEU's judgment on the ruling of the European Commission; (xxii) acquisitions and their expected impact, including our ability to realize the benefits expected from the acquisitions and to successfully integrate the assets we acquire or utilize such assets to their full capacity, including in connection with the acquisition of Micro Focus International Limited, formerly Micro Focus International plc, and its subsidiaries (Micro Focus) (see Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details); (xxiii) tax audits; (xxiv) the expected impact of the Russia-Ukraine and Middle East conflicts on our business;(xxv) expected costs of the restructuring and business optimization plans; (xxvi) targets regarding greenhouse gas emissions, waste diversion, energy consumption and Equity, Diversity and Inclusion (ED&I) initiatives; (xvii) integration of Micro Focus, resulting synergies and timing thereof; (xxviii) divestitures and their expected impact, including in connection with the divestiture of the Application, Modernization and Connectivity (AMC) business (the AMC Divestiture) and the accompanying transition services agreement (TSA) (see Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details); and (xxix) other matters.
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) our inability to realize successfully any anticipated synergy benefits from the acquisition of Micro Focus (Micro Focus Acquisition); (ii) the actual and potential impacts of the use of cash and incurrence of indebtedness, including the granting of security interests related to such debt; (iii) the change in scope and size of our operations as a result of the Micro Focus Acquisition and the AMC Divestiture; (iv) the uncertainty around expectations related to Micro Focus’ business prospects; (v) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (vi) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses, including the acquisition of Micro Focus; (vii) the potential for the incurrence of or assumption of debt in connection with acquisitions, its impact on future operations and on the ratings or outlooks of rating agencies on our outstanding debt securities, and the possibility of not being able to generate sufficient cash to service all indebtedness; (viii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (ix) the risks associated with bringing new products and services to market; (x) fluctuations in currency exchange rates (including as a result of the impact of any policy changes resulting from trade and tariff disputes) and the impact of mark-to-market valuation relating to associated derivatives; (xi) delays in the purchasing decisions of the Company’s customers; (xii) competition the Company faces in its industry and/or marketplace; (xiii) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xiv) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xvi) the continuous commitment of the Company’s customers; (xvii) demand for the Company’s products and services; (xviii) increase in exposure to international business risks including the impact of geopolitical instability, political unrest, war and other global conflicts, and other geopolitical tensions, including the Russia-Ukraine and the Middle East conflicts, as we continue to increase our international operations; (xix) adverse macroeconomic conditions, such as potential increases or changes in U.S., Canadian or global tariff policies and structures and the timing thereof, the effects of U.S.-Canada relations, including escalating tensions, imposition of tariffs, retaliatory measures, restrictive regulations or boycotts, and other trade policies, inflation, disruptions in global supply chains and increased labour costs; (xx) inability to raise capital at all or on not unfavorable terms in the future; (xxi) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); (xxii) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities; and (xxiii) risks related to the AMC Divestiture, TSA, and the impact of the divestiture on our remaining business. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company’s offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic due to remote working arrangements; (xiv) failure to achieve our environmental goals on energy consumption, waste diversion and greenhouse gas emissions or our targets relating to ED&I initiatives; (xv) failure to attract and retain key personnel to develop and effectively manage the Company’s business; and (xvi) the ability of the Company’s subsidiaries to make distributions to the Company.
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
All dollar and percentage comparisons made herein refer to the three and six months ended December 31, 2024 compared with the three and six months ended December 31, 2023, unless otherwise noted.
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
As of December 31, 2024, we employed a total of approximately 21,800 individuals. Of the total 21,800 individuals we employed as of December 31, 2024, 7,600 or 35% are in the Americas, 4,800 or 22% are in EMEA and 9,400 or 43% are in Asia Pacific. Currently, we have employees in 42 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. See “Results of Operations” below for our definitions of geographic regions.
Quarterly Summary:
During the second quarter of Fiscal 2025 we saw the following activity, as compared to the second quarter of Fiscal 2024, which includes the results of the AMC Business prior to the AMC Divestiture, which has an impact on period-over-period comparisons. See “Divestiture of AMC Business” under “Results of Operations”, below for more details:
•Total revenue was $1,334.5 million, down 13.1% compared to the same period in the prior fiscal year; down 13.7% after factoring in the favorable impact of $9.8 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $1,052.9 million, down 8.1% compared to the same period in the prior fiscal year; down 8.8% after factoring in the favorable impact of $7.7 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $462.3 million, up 2.7% compared to the same period in the prior fiscal year; up 2.2% after factoring in the favorable impact of $2.4 million of foreign exchange rate changes.
•GAAP-based gross margin was 73.3% compared to 73.6% in the same period in the prior fiscal year.
•Non-GAAP-based gross margin was 77.2% compared to 78.6% in the same period in the prior fiscal year.

•GAAP-based net income attributable to OpenText was $229.9 million compared to $37.7 million in the same period in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $293.3 million compared to $338.5 million in the same period in the prior fiscal year.
•GAAP-based earnings per share (EPS), diluted, was $0.87 compared to $0.14 in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $1.11 compared to $1.24 the same period in the prior fiscal year.
•Adjusted EBITDA, a non-GAAP measure, was $501.5 million compared to $566.3 million in the same period in the prior fiscal year.
•Operating cash flow was $270.2 million for the six months ended December 31, 2024 compared to $397.8 million in the same period in the prior fiscal year, down 32.1%.
•Cash and cash equivalents were $1,122.2 million as of December 31, 2024, compared to $1,280.7 million as of June 30, 2024.
•Enterprise cloud bookings were $249.9 million, compared to $235.5 million in the same period in the prior fiscal year. We define Enterprise cloud bookings as the total value from cloud services and subscription contracts entered into in the period that is new, committed and incremental to our existing contracts, entered into with our enterprise-based customers.
•During the three months ended December 31, 2024, we repurchased and cancelled 2,212,971 Common Shares for $67.1 million, inclusive of 2% Canadian excise taxes recorded (nil in the three months ended December 31, 2023).
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
Divestiture of AMC Business
On May 1, 2024, the Company completed the AMC Divestiture for $2.275 billion in cash before taxes, fees and other adjustments. Working capital adjustments were finalized during the quarter ended December 31, 2024. For the three and six months ended December 31, 2023, the results of the AMC business were recorded and presented within our Condensed Consolidated Financial Statements. See Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details.
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
Outlook for Remainder of Fiscal 2025
As an organization, we are committed to “Total Growth,” meaning we strive towards delivering value through organic initiatives and innovations and acquisitions. With an emphasis on increasing recurring revenues and expanding profitability, we believe our Total Growth strategy will ultimately drive cash flow growth, thus helping to fuel our innovation, broaden our go-to-market distribution and identify and execute strategic acquisitions. We are well positioned to optimize our product portfolio and improve our ability to innovate and grow organically, which helps us to meet our long-term growth targets. Our Total Growth strategy is a durable model that we believe will create both near and long-term shareholder value through organic and acquired growth, capital efficiency and profitability.

We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our existing customer base and new customers, which includes Global 10,000 companies (G10K), SMBs and consumers. The G10K are the world’s largest companies, ranked by estimated total revenues, as well as the world’s largest governments and global organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. On a fiscal year-to-date basis, we have invested $371.4 million or 14.3% of revenue in R&D expense, which is in line with our target spend for R&D expense this fiscal year.
Looking ahead, the destination for innovation is cloud. Businesses of all sizes rely on a combination of public and private clouds, managed services and off-cloud solutions. As a result, we are committed to continue to modernize our technology infrastructure and leverage our existing investments in the OpenText Cloud and programs to help customers off-cloud. The combination of OpenText cloud-native applications and managed services, together with the scalability and performance of our partner public cloud providers, offer more secure, reliable and compliant solutions to customers wanting to deploy cloud-based Information Management applications. The OpenText Cloud is designed to build additional flexibility and scalability for our customers: becoming cloud-native, connecting anything, and extending capabilities quickly with multi-tenant SaaS applications and services. Our growth strategy includes embedding AI in our products to empower knowledge workers to significantly raise their productivity through our offerings such as Titanium X.
We will continue to closely monitor the potential impacts of inflation with respect to wages, services and goods, concerns regarding any potential recession, higher interest rates, potential increases or changes in U.S., Canadian or global tariff policies and structures and other trade policies, financial market volatility, the Russia-Ukraine and Middle East conflicts and other geopolitical disputes on our business. See Part II, Item 1A “Risk Factors” herein and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2024.
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
Divestiture of AMC Business
On May 1, 2024, the Company completed the sale of its AMC business to Rocket Software. The AMC business was comprised of the legacy OpenText connectivity business and the legacy Micro Focus AMC business. The comparability of our operating results for the three and six months ended December 31, 2024 as compared to the three and six months ended

December 31, 2023 was impacted by the recent divestiture of our AMC business, the results of which were excluded from those of OpenText beginning May 1, 2024. As such, AMC business operating results were included in the consolidated operating results for the three and six months ended December 31, 2023, but were not included in the consolidated operating results for the three and six months ended December 31, 2024.
Our total revenues decreased by $200.4 million and $356.8 million, primarily across license and customer support product types in the three and six months ended December 31, 2024, respectively, relative to the three and six months ended December 31, 2023, primarily due to the exclusion of revenue contributions from the AMC business, partially offset by a favorable impact of $5.6 million and $9.8 million, respectively, of foreign exchange rate changes. The AMC business contributed $131.2 million and $264.0 million, respectively, to our total revenues during the three and six months ended December 31, 2023, of which $84.1 million and $168.2 million, respectively, related to customer support revenues, $41.6 million and $85.8 million, respectively, related to license revenues, and $5.5 million and $10.0 million, respectively, related to professional services and other revenue.
Transition Services Agreement
In connection with the AMC Divestiture, we entered into a TSA with Rocket Software, whereby we will provide certain transition services to Rocket Software for up to 24 months from May 1, 2024. These transition service costs are reimbursable by Rocket Software. During the three and six months ended December 31, 2024, we billed Rocket Software $12.7 million and $27.2 million, respectively, under the TSA. The following table illustrates the financial statement impact of these TSA reimbursements, which have been recorded as an offset to the respective costs incurred, within our Condensed Consolidated Statements of Income.

	Three Months Ended December 31,	Six Months Ended December 31,
(In thousands)	2024	2024
Professional service and other cost of revenue	$166	$334
Customer support cost of revenue	504	1,254
Research and development	320	702
Sales and marketing	1,248	2,628
General and administrative	10,449	22,287
Total	$12,686	$27,205

Summary of Results of Operations

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Total Revenues by Product Type:
Cloud services and subscriptions	$462,306	$12,215	$450,091	$919,330	$18,225	$901,105
Customer support	590,595	(105,167)	695,762	1,186,085	(207,390)	1,393,475
License	188,923	(100,315)	289,238	314,736	(147,528)	462,264
Professional service and other	92,676	(7,101)	99,777	183,354	(20,099)	203,453
Total revenues	1,334,500	(200,368)	1,534,868	2,603,505	(356,792)	2,960,297
Total Cost of Revenues	356,524	(49,224)	405,748	715,171	(97,588)	812,759
Total GAAP-based Gross Profit	977,976	(151,144)	1,129,120	1,888,334	(259,204)	2,147,538
Total GAAP-based Gross Margin %	73.3%		73.6%	72.5%		72.5%
Total GAAP-based Operating Expenses	682,177	(193,076)	875,253	1,386,293	(294,486)	1,680,779
Total GAAP-based Income from Operations	$295,799	$41,932	$253,867	$502,041	$35,282	$466,759

% Revenues by Product Type:
Cloud services and subscriptions	34.6%		29.3%	35.3%		30.4%
Customer support	44.3%		45.3%	45.6%		47.1%
License	14.2%		18.8%	12.1%		15.6%
Professional service and other	6.9%		6.6%	7.0%		6.9%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$172,288	$(7,860)	$180,148	$347,545	$(4,015)	$351,560
Customer support	62,656	(10,718)	73,374	125,230	(23,158)	148,388
License	6,336	353	5,983	12,993	3,171	9,822
Professional service and other	68,041	(7,418)	75,459	134,956	(20,425)	155,381
Amortization of acquired technology-based intangible assets	47,203	(23,581)	70,784	94,447	(53,161)	147,608
Total cost of revenues	$356,524	$(49,224)	$405,748	$715,171	$(97,588)	$812,759

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	62.7%		60.0%	62.2%		61.0%
Customer support	89.4%		89.5%	89.4%		89.4%
License	96.6%		97.9%	95.9%		97.9%
Professional service and other	26.6%		24.4%	26.4%		23.6%

Total Revenues by Geography: (1)
Americas (2)	$765,857	$(118,430)	$884,287	$1,494,100	$(235,414)	$1,729,514
EMEA (3)	449,068	(55,817)	504,885	868,299	(82,026)	950,325
Asia Pacific (4)	119,575	(26,121)	145,696	241,106	(39,352)	280,458
Total revenues	$1,334,500	$(200,368)	$1,534,868	$2,603,505	$(356,792)	$2,960,297
% Revenues by Geography:
Americas (2)	57.4%		57.6%	57.4%		58.4%
EMEA (3)	33.7%		32.9%	33.4%		32.1%
Asia Pacific (4)	8.9%		9.5%	9.2%		9.5%

Other Metrics:
GAAP-based gross margin	73.3%		73.6%	72.5%		72.5%
Non-GAAP-based gross margin (5)	77.2%		78.6%	76.5%		78.0%
Net income (loss), attributable to OpenText	$229,862		$37,675	$314,230		$118,576
GAAP-based EPS (loss), diluted	$0.87		$0.14	$1.18		$0.44
Non-GAAP-based EPS, diluted (5)	$1.11		$1.24	$2.03		$2.25
Adjusted EBITDA (5)	$501,484		$566,270	$945,285		$1,061,113
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
Beginning with the quarter ended September 30, 2024, we have disclosed the cloud renewal rate on a net basis (cloud net renewal rate). For the quarter ended December 31, 2024, our cloud net renewal rate, excluding the impact of Carbonite Inc. and Zix Corporation, was 95%. This rate includes increases and decreases in renewed contract values driven by product mix, volume and consumption, and changes for price adjustments relating to renewed contract values, which were not part of the historical calculation of the cloud renewal rate.
Cost of Cloud services and subscriptions revenues is comprised primarily of third-party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs and some third party royalty costs.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Cloud Services and Subscriptions:
Americas	$341,545	$7,214	$334,331	$674,222	$4,846	$669,376
EMEA	92,310	4,775	87,535	187,723	13,805	173,918
Asia Pacific	28,451	226	28,225	57,385	(426)	57,811
Total Cloud Services and Subscriptions Revenues	462,306	12,215	450,091	919,330	18,225	901,105
Cost of Cloud Services and Subscriptions Revenues	172,288	(7,860)	180,148	347,545	(4,015)	351,560
GAAP-based Cloud Services and Subscriptions Gross Profit	$290,018	$20,075	$269,943	$571,785	$22,240	$549,545
GAAP-based Cloud Services and Subscriptions Gross Margin %	62.7%		60.0%	62.2%		61.0%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	73.9%		74.3%	73.3%		74.3%
EMEA	20.0%		19.4%	20.4%		19.3%
Asia Pacific	6.1%		6.3%	6.3%		6.4%
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
Cloud services and subscriptions revenues increased by $12.2 million or 2.7% during the three months ended December 31, 2024 as compared to the same period in the prior fiscal year; up 2.2% after factoring in the favorable impact of $2.4 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $7.2 million, an increase in EMEA of $4.8 million and an increase in Asia Pacific of $0.2 million.
There were 51 cloud services contracts greater than $1.0 million that closed during the second quarter of Fiscal 2025, compared to 48 contracts during the second quarter of Fiscal 2024.
Cost of Cloud services and subscriptions revenues decreased by $7.9 million during the three months ended December 31, 2024 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in third-party network usage fees of $6.9 million and a decrease in labour-related costs of $1.2 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 63% from 60%.

Six Months Ended December 31, 2024 Compared to Six Months Ended December 31, 2023
Cloud services and subscriptions revenues increased by $18.2 million or 2.0% during the six months ended December 31, 2024 as compared to the same period in the prior fiscal year; up 1.9% after factoring in the favorable impact of $0.7 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $13.8 million, an increase in Americas of $4.8 million and a decrease in Asia Pacific of $0.4 million.
There were 74 cloud services contracts greater than $1.0 million that closed during the first six months of Fiscal 2025, compared to 69 contracts during the first six months of Fiscal 2024.
Cost of Cloud services and subscriptions revenues decreased by $4.0 million during the six months ended December 31, 2024 as compared to the same period in the prior fiscal year. This was due to a decrease in labour-related costs of $9.9 million, partially offset by an increase in third-party network usage fees of $5.4 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 62% from 61%.
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
Beginning with the quarter ended September 30, 2024, we have disclosed the customer support renewal rate on a net basis (customer support net renewal rate). For the quarter ended December 31, 2024, our customer support net renewal rate was 92%. This rate includes increases in renewed contract values driven by volume and consumption, and excludes reductions driven by shifts from customer support renewals where customers migrate to other product types, which were not part of the historical calculation of the customer support renewal rate.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Customer Support Revenues:
Americas	$302,342	$(73,413)	$375,755	$611,769	$(149,846)	$761,615
EMEA	230,235	(21,631)	251,866	457,408	(41,833)	499,241
Asia Pacific	58,018	(10,123)	68,141	116,908	(15,711)	132,619
Total Customer Support Revenues	590,595	(105,167)	695,762	1,186,085	(207,390)	1,393,475
Cost of Customer Support Revenues	62,656	(10,718)	73,374	125,230	(23,158)	148,388
GAAP-based Customer Support Gross Profit	$527,939	$(94,449)	$622,388	$1,060,855	$(184,232)	$1,245,087
GAAP-based Customer Support Gross Margin %	89.4%		89.5%	89.4%		89.4%

% Customer Support Revenues by Geography:
Americas	51.2%		54.0%	51.6%		54.7%
EMEA	39.0%		36.2%	38.6%		35.8%
Asia Pacific	9.8%		9.8%	9.8%		9.5%
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
Customer support revenues decreased by $105.2 million or 15.1% during the three months ended December 31, 2024 as compared to the same period in the prior fiscal year; down 15.9% after factoring in the favorable impact of $5.4 million of foreign exchange rate changes. The decrease was primarily due to the exclusion of customer support revenue contributions as a result of the AMC Divestiture. Geographically, the overall change was attributable to a decrease in Americas of $73.4 million, a decrease in EMEA of $21.6 million and a decrease in Asia Pacific of $10.1 million.
Cost of Customer support revenues decreased by $10.7 million during the three months ended December 31, 2024 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $10.4 million over the comparative period. Overall, the gross margin percentage on Customer support revenues remained stable at 89%.
Six Months Ended December 31, 2024 Compared to Six Months Ended December 31, 2023
Customer support revenues decreased by $207.4 million or 14.9% during the six months ended December 31, 2024 as compared to the same period in the prior fiscal year; down 15.1% after factoring in the favorable impact of $2.9 million of foreign exchange rate changes. The decrease was primarily due to the exclusion of customer support revenue contributions as a result of the AMC Divestiture. Geographically, the overall change was attributable to a decrease in Americas of $149.8 million, a decrease in EMEA of $41.8 million and a decrease in Asia Pacific of $15.7 million.
Cost of Customer support revenues decreased by $23.2 million during the six months ended December 31, 2024 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $22.3 million over the comparative period. Overall, the gross margin percentage on Customer support revenues remained stable at 89%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
License Revenues:
Americas	$89,503	$(45,301)	$134,804	$141,059	$(76,301)	$217,360
EMEA	79,462	(37,927)	117,389	131,973	(48,057)	180,030
Asia Pacific	19,958	(17,087)	37,045	41,704	(23,170)	64,874
Total License Revenues	188,923	(100,315)	289,238	314,736	(147,528)	462,264
Cost of License Revenues	6,336	353	5,983	12,993	3,171	9,822
GAAP-based License Gross Profit	$182,587	$(100,668)	$283,255	$301,743	$(150,699)	$452,442
GAAP-based License Gross Margin %	96.6%		97.9%	95.9%		97.9%

% License Revenues by Geography:
Americas	47.4%		46.6%	44.8%		47.0%
EMEA	42.1%		40.6%	41.9%		38.9%
Asia Pacific	10.5%		12.8%	13.3%		14.1%
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
License revenues decreased by $100.3 million or 34.7% during the three months ended December 31, 2024 as compared to the same period in the prior fiscal year; down 34.9% after factoring in the favorable impact of $0.6 million of foreign exchange rate changes. The decrease was primarily driven by license revenues in the prior fiscal year relating to the grant of certain IP rights and the exclusion of license revenue contributions as a result of the AMC Divestiture. Geographically, the overall change was attributable to a decrease in Americas of $45.3 million, a decrease in EMEA of $37.9 million and a decrease in Asia Pacific of $17.1 million.
During the second quarter of Fiscal 2025, we closed 60 license contracts greater than $0.5 million, of which 24 contracts were greater than $1.0 million, contributing $71.4 million of License revenues. This was compared to 83 license contracts greater than $0.5 million during the second quarter of Fiscal 2024, of which 35 contracts were greater than $1.0 million, contributing $147.7 million of License revenues.
Cost of License revenues increased by $0.4 million during the three months ended December 31, 2024 as compared to the same period in the prior fiscal year. Overall, the gross margin percentage on License revenues decreased to 97% from 98%.
Six Months Ended December 31, 2024 Compared to Six Months Ended December 31, 2023
License revenues decreased by $147.5 million or 31.9% during the six months ended December 31, 2024 as compared to the same period in the prior fiscal year; down 32.0% after factoring in the favorable impact of $0.5 million of foreign exchange rate changes. The decrease was primarily driven by the exclusion of license revenue contributions as a result of the AMC Divestiture and license revenues in the prior fiscal year, relating to the grant of certain IP rights. Geographically, the overall change was attributable to a decrease in Americas of $76.3 million, a decrease in EMEA of $48.1 million and a decrease in Asia Pacific of $23.2 million.

During the first six months of Fiscal 2025, we closed 99 license contracts greater than $0.5 million, of which 39 contracts were greater than $1.0 million, contributing $111.0 million of License revenues. This was compared to 134 license contracts greater than $0.5 million during the first six months of Fiscal 2024, of which 56 contracts were greater than $1.0 million, contributing $211.6 million of License revenues.
Cost of License revenues increased by $3.2 million during the six months ended December 31, 2024 as compared to the same period in the prior fiscal year. Overall, the gross margin percentage on License revenues decreased to 96% from 98%.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Professional Service and Other Revenues:
Americas	$32,467	$(6,930)	$39,397	$67,050	$(14,113)	$81,163
EMEA	47,061	(1,034)	48,095	91,195	(5,941)	97,136
Asia Pacific	13,148	863	12,285	25,109	(45)	25,154
Total Professional Service and Other Revenues	92,676	(7,101)	99,777	183,354	(20,099)	203,453
Cost of Professional Service and Other Revenues	68,041	(7,418)	75,459	134,956	(20,425)	155,381
GAAP-based Professional Service and Other Gross Profit	$24,635	$317	$24,318	$48,398	$326	$48,072
GAAP-based Professional Service and Other Gross Margin %	26.6%		24.4%	26.4%		23.6%

% Professional Service and Other Revenues by Geography:
Americas	35.0%		39.5%	36.6%		39.9%
EMEA	50.8%		48.2%	49.7%		47.7%
Asia Pacific	14.2%		12.3%	13.7%		12.4%
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
Professional service and other revenues decreased by $7.1 million or 7.1% during the three months ended December 31, 2024 as compared to the same period in the prior fiscal year; down 8.6% after factoring in the impact of foreign exchange rate changes. The decrease was primarily due to the exclusion of professional services revenue contributions as a result of the AMC Divestiture. Geographically, the overall change was attributable to a decrease in Americas of $6.9 million, a decrease in EMEA of $1.0 million and an increase in Asia Pacific of $0.9 million.
Cost of Professional service and other revenues decreased by $7.4 million during the three months ended December 31, 2024 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $7.8 million. Overall, the gross margin percentage on Professional service and other revenues increased to 27% from 24%.

Six Months Ended December 31, 2024 Compared to Six Months Ended December 31, 2023
Professional service and other revenues decreased by $20.1 million or 9.9% during the six months ended December 31, 2024 as compared to the same period in the prior fiscal year; down 10.6% after factoring in the impact of foreign exchange rate changes. The decrease was partially due to the exclusion of professional services revenue contributions as a result of the AMC Divestiture over the comparative period. Geographically, the overall change was attributable to a decrease in Americas of $14.1 million and a decrease in EMEA of $5.9 million.
Cost of Professional service and other revenues decreased by $20.4 million during the six months ended December 31, 2024 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $20.7 million. Overall, the gross margin percentage on Professional service and other revenues increased to 26% from 24%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Amortization of acquired technology-based intangible assets	$47,203	$(23,581)	$70,784	$94,447	$(53,161)	$147,608
Amortization of acquired technology-based intangible assets decreased during the three months ended December 31, 2024 by $23.6 million as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to technology-based intangible assets from previous acquisitions becoming fully amortized and reduced amortization related to the AMC Divestiture.
Amortization of acquired technology-based intangible assets decreased during the six months ended December 31, 2024 by $53.2 million as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to technology-based intangible assets from previous acquisitions becoming fully amortized and reduced amortization related to the AMC Divestiture.
Operating Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Research and development (1)	$180,727	$(32,128)	$212,855	$371,420	$(67,666)	$439,086
Sales and marketing (1)	273,929	(13,699)	287,628	519,811	(47,824)	567,635
General and administrative	99,356	(73,908)	173,264	206,086	(98,389)	304,475
Depreciation	31,879	(1,536)	33,415	64,050	(3,456)	67,506
Amortization of acquired customer-based intangible assets	81,048	(32,877)	113,925	162,552	(71,565)	234,117
Special charges (recoveries)	15,238	(38,928)	54,166	62,374	(5,586)	67,960
Total operating expenses	$682,177	$(193,076)	$875,253	$1,386,293	$(294,486)	$1,680,779

% of Total Revenues:
Research and development	13.5%		13.9%	14.3%		14.8%
Sales and marketing	20.5%		18.7%	20.0%		19.2%
General and administrative	7.4%		11.3%	7.9%		10.3%
Depreciation	2.4%		2.2%	2.5%		2.3%
Amortization of acquired customer-based intangible assets	6.1%		7.4%	6.2%		7.9%
Special charges (recoveries)	1.1%		3.5%	2.4%		2.3%
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

	Change between Three Months Ended December 31, 2024 and 2023	Change between Six Months Ended December 31, 2024 and 2023
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$(16,819)	$(38,668)
Contract labour and consulting	(5,742)	(8,067)
Share-based compensation	(4,822)	(8,116)
Travel and communication	(895)	(711)
Facilities	(1,723)	(8,897)
Other miscellaneous	(2,127)	(3,207)
Total change in research and development expenses	$(32,128)	$(67,666)
Research and development expenses decreased by $32.1 million during the three months ended December 31, 2024 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $16.8 million, contract labour and consulting expense decreased by $5.7 million, and share-based compensation expense decreased by $4.8 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable at 14% as compared to the same period in the prior fiscal year.
Research and development expenses decreased by $67.7 million during the six months ended December 31, 2024 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $38.7 million, facility-related expenses decreased by $8.9 million, contract labour and consulting decreased by $8.1 million, and share-based compensation expense decreased by $8.1 million. Overall, our research and development expenses, as a percentage of total revenues, decreased to 14% compared to 15% for the same period in the prior fiscal year.
Our research and development labour resources decreased by 661 employees, from 8,062 employees at December 31, 2023 to 7,401 employees at December 31, 2024.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Three Months Ended December 31, 2024 and 2023	Change between Six Months Ended December 31, 2024 and 2023
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$(19,110)	$(41,765)
Commissions	2,351	2,537
Contract labour and consulting	(1,237)	(2,904)
Share-based compensation	(2,294)	(5,059)
Travel and communication	505	(855)
Marketing expenses	3,657	681
Facilities	446	(3,314)
Credit loss expense	1,993	5,605
Other miscellaneous	(10)	(2,750)
Total change in sales and marketing expenses	$(13,699)	$(47,824)
Sales and marketing expenses decreased by $13.7 million during the three months ended December 31, 2024 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $19.1 million, share-based compensation expense decreased by $2.3 million, and contract labour and consulting expense decreased by $1.2 million. These decreases were partially offset by increases in marketing expenses of $3.7 million, increases in commissions of $2.4 million and increases in credit loss expense of $2.0 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 21% compared to 19% for the same period in the prior fiscal year.
Sales and marketing expenses decreased by $47.8 million during the six months ended December 31, 2024 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $41.8 million, share-based compensation expense decreased by $5.1 million, facility-related expenses decreased by $3.3 million, and contract labour and consulting expenses decreased by $2.9 million. These decreases were partially offset by increases in credit loss expense of $5.6 million and increases in commissions of $2.5 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 20% compared to 19% for the same period in the prior fiscal year.
Our sales and marketing labour resources decreased by 473 employees, from 4,511 employees at December 31, 2023 to 4,038 employees at December 31, 2024.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Three Months Ended December 31, 2024 and 2023	Change between Six Months Ended December 31, 2024 and 2023
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$(13,558)	$(21,441)
Contract labour and consulting	(10,308)	(20,648)
Share-based compensation	(1,414)	(1,803)
Travel and communication	(1,613)	(5,319)
Facilities	(1,329)	(993)
Other miscellaneous	(45,686)	(48,185)
Total change in general and administrative expenses	$(73,908)	$(98,389)
General and administrative expenses decreased by $73.9 million during the three months ended December 31, 2024 as compared to the same period in the prior fiscal year. Other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, decreased by $45.7 million primarily driven by a reduction in costs related to IP, including the grant of certain IP rights and the resolution of certain historical IP related matters in the prior fiscal year, and reductions in other professional fees. Additionally, payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $13.6 million and contract labour and consulting expenses decreased by $10.3 million. Overall, general and administrative expenses, as a percentage of total revenues, decreased to 7% compared to 11% for the same period in the prior fiscal year.
General and administrative expenses decreased by $98.4 million during the six months ended December 31, 2024 as compared to the same period in the prior fiscal year. Other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, decreased by $48.2 million primarily driven by a reduction in costs related to IP, including the grant of certain IP rights and the resolution of certain historical IP related matters in the prior fiscal year, and reductions in other professional fees. Additionally, payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $21.4 million, contract labour and consulting expenses decreased by $20.6 million and travel and communication expenses decreased by $5.3 million. Overall, general and administrative expenses, as a percentage of total revenues, decreased to 8% compared to 10% for the same period in the prior fiscal year.
Our general and administrative labour resources decreased by 345 employees, from 3,428 employees at December 31, 2023 to 3,083 employees at December 31, 2024.
Depreciation expenses:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Depreciation	$31,879	$(1,536)	$33,415	$64,050	$(3,456)	$67,506
Depreciation expenses decreased during the three and six months ended December 31, 2024 by $1.5 million and $3.5 million, respectively, compared to the same periods in the prior fiscal year.
Depreciation expenses, as a percentage of total revenue, remained stable for the three and six months ended December 31, 2024 at 2% as compared to the same periods in the prior fiscal year.

Amortization of acquired customer-based intangible assets:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Amortization of acquired customer-based intangible assets	$81,048	$(32,877)	$113,925	$162,552	$(71,565)	$234,117
Amortization of acquired customer-based intangible assets decreased during the three and six months ended December 31, 2024 by $32.9 million and $71.6 million, respectively, as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to customer-based intangible assets from previous acquisitions becoming fully amortized and reduced amortization related to the AMC Divestiture.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Special charges (recoveries)	$15,238	$(38,928)	$54,166	$62,374	$(5,586)	$67,960
Special charges (recoveries) decreased by $38.9 million during the three months ended December 31, 2024 over the comparative period. This was primarily due to a decrease in restructuring costs related to the Micro Focus Acquisition of $44.1 million and a decrease in divestiture costs of $5.3 million, partially offset by an increase related to the Business Optimization Plan of $12.3 million, as compared to the same period in the prior fiscal year.
Special charges (recoveries) decreased by $5.6 million during the six months ended December 31, 2024 as compared to the same period in the prior fiscal year. Restructuring costs related to the Micro Focus Acquisition decreased by $52.6 million, other miscellaneous charges decreased by $4.1 million and divestiture costs decreased by $2.8 million, partially offset by an increase in restructuring costs of $54.9 million related to the Business Optimization Plan, as compared to the same period in the prior fiscal year.
For more details on Special charges (recoveries), see Note 16 “Special Charges (Recoveries)” to our Condensed Consolidated Financial Statements.

Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Foreign exchange gains (losses)	$25,539	$45,163	$(19,624)	$14,160	$22,350	$(8,190)
Unrealized gains (losses) on derivatives not designated as hedges (1)	45,549	83,666	(38,117)	20,614	40,836	(20,222)
OpenText share in net income (loss) of equity investees (2)	1,538	10,020	(8,482)	1,993	20,171	(18,178)
Gain on AMC Divestiture (3)	(4,175)	(4,175)	—	(4,175)	(4,175)	—
Other miscellaneous income (expense)	164	2,725	(2,561)	368	2,392	(2,024)
Total other income (expense), net	$68,615	$137,399	$(68,784)	$32,960	$81,574	$(48,614)
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
(3)Represents final settlement of working capital and other adjustments (see Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details).

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Interest expense related to total outstanding debt (1)	$89,001	$(52,360)	$141,361	$182,684	$(105,684)	$288,368
Interest income	(11,903)	(2,131)	(9,772)	(26,461)	(4,984)	(21,477)
Other miscellaneous expense (2)	6,517	(1,186)	7,703	11,674	(2,491)	14,165
Total interest and other related expense, net	$83,615	$(55,677)	$139,292	$167,897	$(113,159)	$281,056
__________________________
(1)For more details, see Note 9 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
(2)Other miscellaneous expense primarily consists of the amortization of debt discount and the debt issuance costs. For more details, see Note 9 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Provision for Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2024	Change increase (decrease)	2023	2024	Change increase (decrease)	2023
Provision for income taxes	$50,893	$42,839	$8,054	$52,776	$34,370	$18,406
The Company’s effective tax rate for the three months ended December 31, 2024 increased to a provision of 18.1% compared to a provision of 17.6% for the three months ended December 31, 2023. The Company’s effective tax rate for the three months ended December 31, 2024 differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to a net decrease in unrecognized tax benefits, foreign tax credits, research and development credits, and a change in valuation allowance, partially offset by disallowed share-based compensation deductions and foreign source income inclusion in the U.S. and Canada.
The Company’s effective tax rate for the three months ended December 31, 2023 differs from the Canadian statutory rate primarily due to tax benefits related to foreign tax credits, research and development credits, partially offset by U.S. Base Erosion and Anti-Abuse Tax (BEAT).
The Company’s effective tax rate for the six months ended December 31, 2024 increased to a provision of 14.4% compared to a provision of 13.4% for the six months ended December 31, 2023. The Company’s effective tax rate for the six months ended December 31, 2024 differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to a net decrease in unrecognized tax benefits, foreign tax credits, research and development credits, and a change in valuation allowance, partially offset by disallowed share-based compensation deductions and foreign source income inclusion in the U.S. and Canada.
The Company’s effective tax rate for the six months ended December 31, 2023 differs from the Canadian statutory rate primarily due to tax benefits related to foreign tax credits, research and development credits, partially offset by U.S. BEAT.
Numerous countries have agreed to a statement in support of the Organization for Economic Co-Operation and Development model rules that propose a global minimum tax rate of 15.0% for companies with revenue above €750.0 million, calculated on a country-by-country basis, and E.U. member states have agreed to implement the global minimum tax. On June 20, 2024, Canada enacted the new Global Minimum Tax Act, imposing a 15.0% global minimum tax on profits. Certain other countries have enacted or are expected to enact similar legislation. We are unable to predict when and how such rules in various jurisdictions will be enacted into law; however, it is possible that the implementation of relevant legislation could impact our liability for taxes. As of the three and six months ended December 31, 2024, the impact of the global minimum tax is not material.
For information on certain potential tax contingencies, including the Canada Revenue Agency (CRA) matter, see Note 12 “Guarantees and Contingencies” and Note 13 “Income Taxes” to our Condensed Consolidated Financial Statements, as well as Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2024.

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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2024
(In thousands, except for per share data)

	Three Months Ended December 31, 2024
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$172,288		$(2,796)	(1)	$169,492
Customer support	62,656		(1,139)	(1)	61,517
Professional service and other	68,041		(1,273)	(1)	66,768
Amortization of acquired technology-based intangible assets	47,203		(47,203)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	977,976	73.3%	52,411	(3)	1,030,387	77.2%
Operating expenses
Research and development	180,727		(7,656)	(1)	173,071
Sales and marketing	273,929		(11,223)	(1)	262,706
General and administrative	99,356		(6,274)	(1)	93,082
Amortization of acquired customer-based intangible assets	81,048		(81,048)	(2)	—
Special charges (recoveries)	15,238		(15,238)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	295,799		173,850	(5)	469,649
Other income (expense), net	68,615		(68,615)	(6)	—
Provision for income taxes	50,893		41,755	(7)	92,648
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	229,862		63,480	(8)	293,342
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.87		$0.24	(8)	$1.11
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 18% and a Non-GAAP-based tax rate of approximately 24%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Beginning in Fiscal 2025, net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 have been fully utilized and are no longer included. In arriving at our Non-GAAP-based tax rate of approximately 24%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended December 31, 2024
		Per share diluted
GAAP-based net income, attributable to OpenText	$229,862	$0.87
Add:
Amortization	128,251	0.49
Share-based compensation	30,361	0.11
Special charges (recoveries)	15,238	0.06
Other (income) expense, net	(68,615)	(0.26)
GAAP-based provision for income taxes	50,893	0.19
Non-GAAP-based provision for income taxes	(92,648)	(0.35)
Non-GAAP-based net income, attributable to OpenText	$293,342	$1.11
Reconciliation of Adjusted EBITDA

Three Months Ended December 31, 2024
GAAP-based net income, attributable to OpenText	$229,862
Add:
Provision for income taxes	50,893
Interest and other related expense, net	83,615
Amortization of acquired technology-based intangible assets	47,203
Amortization of acquired customer-based intangible assets	81,048
Depreciation	31,879
Share-based compensation	30,361
Special charges (recoveries)	15,238
Other (income) expense, net	(68,615)
Adjusted EBITDA	$501,484

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2023
(In thousands, except for per share data)

	Three Months Ended December 31, 2023
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$180,148		$(3,609)	(1)	$176,539
Customer support	73,374		(1,128)	(1)	72,246
Professional service and other	75,459		(1,756)	(1)	73,703
Amortization of acquired technology-based intangible assets	70,784		(70,784)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,129,120	73.6%	77,277	(3)	1,206,397	78.6%
Operating expenses
Research and development	212,855		(12,767)	(1)	200,088
Sales and marketing	287,628		(13,227)	(1)	274,401
General and administrative	173,264		(7,688)	(1)	165,576
Amortization of acquired customer-based intangible assets	113,925		(113,925)	(2)	—
Special charges (recoveries)	54,166		(54,166)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	253,867		279,050	(5)	532,917
Other income (expense), net	(68,784)		68,784	(6)	—
Provision for income taxes	8,054		47,054	(7)	55,108
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	37,675		300,780	(8)	338,455
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.14		$1.10	(8)	$1.24
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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2024
(In thousands, except for per share data)

	Six Months Ended December 31, 2024
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$347,545		$(4,982)	(1)	$342,563
Customer support	125,230		(2,481)	(1)	122,749
Professional service and other	134,956		(2,587)	(1)	132,369
Amortization of acquired technology-based intangible assets	94,447		(94,447)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,888,334	72.5%	104,497	(3)	1,992,831	76.5%
Operating expenses
Research and development	371,420		(15,823)	(1)	355,597
Sales and marketing	519,811		(20,538)	(1)	499,273
General and administrative	206,086		(13,508)	(1)	192,578
Amortization of acquired customer-based intangible assets	162,552		(162,552)	(2)	—
Special charges (recoveries)	62,374		(62,374)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	502,041		379,292	(5)	881,333
Other income (expense), net	32,960		(32,960)	(6)	—
Provision for income taxes	52,776		118,448	(7)	171,224
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	314,230		227,884	(8)	542,114
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$1.18		$0.85	(8)	$2.03
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 14% and a Non-GAAP-based tax rate of approximately 24%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Beginning in Fiscal 2025, net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 have been fully utilized and are no longer included. In arriving at our Non-GAAP-based tax rate of approximately 24%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2024
		Per share diluted
GAAP-based net income, attributable to OpenText	$314,230	$1.18
Add:
Amortization	256,999	0.96
Share-based compensation	59,919	0.22
Special charges (recoveries)	62,374	0.23
Other (income) expense, net	(32,960)	(0.12)
GAAP-based provision for income taxes	52,776	0.20
Non-GAAP-based provision for income taxes	(171,224)	(0.64)
Non-GAAP-based net income, attributable to OpenText	$542,114	$2.03
Reconciliation of Adjusted EBITDA

Six Months Ended December 31, 2024
GAAP-based net income, attributable to OpenText	$314,230
Add:
Provision for income taxes	52,776
Interest and other related expense, net	167,897
Amortization of acquired technology-based intangible assets	94,447
Amortization of acquired customer-based intangible assets	162,552
Depreciation	64,050
Share-based compensation	59,919
Special charges (recoveries)	62,374
Other (income) expense, net	(32,960)
Adjusted EBITDA	$945,285

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2023
(In thousands, except for per share data)

	Six Months Ended December 31, 2023
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$351,560		$(6,600)	(1)	$344,960
Customer support	148,388		(2,186)	(1)	146,202
Professional service and other	155,381		(3,638)	(1)	151,743
Amortization of acquired technology-based intangible assets	147,608		(147,608)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	2,147,538	72.5%	160,032	(3)	2,307,570	78.0%
Operating expenses
Research and development	439,086		(24,501)	(1)	414,585
Sales and marketing	567,635		(25,034)	(1)	542,601
General and administrative	304,475		(15,311)	(1)	289,164
Amortization of acquired customer-based intangible assets	234,117		(234,117)	(2)	—
Special charges (recoveries)	67,960		(67,960)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	466,759		526,955	(5)	993,714
Other income (expense), net	(48,614)		48,614	(6)	—
Provision for income taxes	18,406		81,367	(7)	99,773
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	118,576		494,202	(8)	612,778
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.44		$1.81	(8)	$2.25
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

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2023
		Per share diluted
GAAP-based net income, attributable to OpenText	$118,576	$0.44
Add:
Amortization	381,725	1.40
Share-based compensation	77,270	0.29
Special charges (recoveries)	67,960	0.25
Other (income) expense, net	48,614	0.16
GAAP-based provision for income taxes	18,406	0.07
Non-GAAP-based provision for income taxes	(99,773)	(0.36)
Non-GAAP-based net income, attributable to OpenText	$612,778	$2.25
Reconciliation of Adjusted EBITDA

Six Months Ended December 31, 2023
GAAP-based net income, attributable to OpenText	$118,576
Add:
Provision for income taxes	18,406
Interest and other related expense, net	281,056
Amortization of acquired technology-based intangible assets	147,608
Amortization of acquired customer-based intangible assets	234,117
Depreciation	67,506
Share-based compensation	77,270
Special charges (recoveries)	67,960
Other (income) expense, net	48,614
Adjusted EBITDA	$1,061,113

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of December 31, 2024	Change increase (decrease)	As of June 30, 2024
Cash and cash equivalents	$1,122,192	$(158,470)	$1,280,662
Restricted cash (1)	2,016	(115)	2,131
Total cash, cash equivalents and restricted cash	$1,124,208	$(158,585)	$1,282,793
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (see Note 7 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).

	Six Months Ended December 31,
(In thousands)	2024	Change	2023
Cash provided by operating activities	$270,186	$(127,588)	$397,774
Cash used in investing activities	$(83,860)	$13,008	$(96,868)
Cash used in financing activities	$(335,117)	$197,808	$(532,925)
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
As of December 31, 2024, we have recognized a deferred income tax liability of $16.8 million (June 30, 2024—$15.9 million) on taxable temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows from operating activities
Cash flows provided by operating activities decreased by $127.6 million during the six months ended December 31, 2024, as compared to the same period in the prior fiscal year principally related to a decrease in changes from working capital of $232.3 million primarily from tax payments made related to the AMC Divestiture, offset by an increase in net income after the impact of non-cash items of $104.7 million.
During the second quarter of Fiscal 2025 we had a days sales outstanding (DSO) of 43 days, as compared to our DSO of 47 days during the second quarter of Fiscal 2024. The per day impact of our DSO in the second quarter of Fiscal 2025 and Fiscal 2024 on our cash flows was $14.8 million and $17.1 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows from investing activities
Our cash flows from investing activities are primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by $13.0 million during the six months ended December 31, 2024, as compared to the same period in the prior fiscal year primarily due to a decrease in consideration paid for an acquisition and other investing activities of $21.9 million, partially offset by a payment of $11.7 million due to working capital net settlement on AMC Divestiture.
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

Cash flows used in financing activities decreased by $197.8 million during the six months ended December 31, 2024 as compared to the same period in the prior fiscal year. This is primarily due to the net impact of the following activities:
(i)$355.0 million decrease in repayments of long-term debt and the Revolver;
(ii)$21.9 million due to net change in TSA obligation driven by cash collections on behalf of Rocket Software related to certain transition services performed by the Company related to the AMC Divestiture; and
(iii)$1.7 million reduction in debt issuance costs.
The decrease in cash flows used in financing activities above were partially offset by the following increases:
(i)$165.3 million related to the increase in cash used in the repurchases of Common Shares and treasury stock;
(ii)$11.5 million related to lower proceeds from the issuance of Common Shares for the exercise of options and the OpenText ESPP; and
(iii)$4.0 million related to increase in dividends paid to shareholders.
Cash Dividends
During the three and six months ended December 31, 2024, we declared and paid cash dividends of $0.2625 and $0.525 per Common Share, respectively, in the aggregate amount of $68.3 million and $137.4 million, respectively (three and six months ended December 31, 2023—$0.25 and $0.50 per Common Share, respectively, in the aggregate amount of $66.4 million and $133.4 million, respectively).
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
For the three and six months ended December 31, 2024, we did not record any interest expense relating to Term Loan B (three and six months ended December 31, 2023—$17.3 million and $34.5 million, respectively).
Senior Notes
As of December 31, 2024, we had senior notes outstanding, with maturities starting in 2027 and extending through 2031 with a total carrying value of $4.300 billion. The senior notes bear interest at rates between 3.875% and 6.90%, in each case payable semi-annually in arrears. Our senior secured notes due 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries and are secured with the same priority as the Company’s senior credit facilities.
Acquisition Term Loan
In August 2022, we entered into a $2.585 billion first lien term loan facility (Acquisition Term Loan) with a seven-year term from the date of funding. The Acquisition Term Loan was amended in December 2022 to increase the aggregate principal amount to $3.585 billion. Repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR (as defined in the Acquisition Term Loan) plus an applicable margin of 1.75%. As of December 31, 2024, the balance outstanding under the Acquisition Term Loan was $2.203 billion.

Revolver
On December 19, 2023, we amended our $750 million committed revolving credit facility (the Revolver) to, among other things, extend the Revolver's maturity date to December 19, 2028. There were no outstanding borrowings under the Revolver as of December 31, 2024. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with the Acquisition Term Loan and our senior secured notes due 2027. Borrowings under the Revolver currently bear interest per annum at a floating rate of interest equal to Term SOFR (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%.
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
On July 31, 2024, in order to align our share repurchase plan to our fiscal year, the Board approved the early termination of the Fiscal 2024 Repurchase Plan and authorized a new share repurchase plan (the Fiscal 2025 Repurchase Plan), pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12 month period commencing on August 7, 2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of our common shares on the TSX (as part of a Fiscal 2025 NCIB, defined below), NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2025 Repurchase Plan will be effected in accordance with Rule 10b-18 of the Exchange Act.
During the three and six months ended December 31, 2024, we repurchased and cancelled 2,212,971 and 4,862,102 Common Shares for $67.1 million and $153.6 million, respectively, inclusive of 2% Canadian excise taxes recorded. During the three and six months ended December 31, 2023, we did not repurchase any Common Shares.
Normal Course Issuer Bid
On April 30, 2024, the Company established a Normal Course Issuer Bid (the Fiscal 2024 NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2024 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2024 NCIB, pursuant to which the Company could purchase Common Shares over the TSX for the period commencing on May 7, 2024 until May 6, 2025 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that could have been purchased in this period was 13,643,472 (representing 5% of the Company’s issued and outstanding Common Shares as of April 26, 2024), and the maximum number of Common Shares that could be purchased on a single day was 138,175 Common Shares, which is 25% of 552,700 (the average daily trading volume for the Common Shares on the TSX for the six months ended March 31, 2024), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18 of the Exchange Act.
On July 31, 2024, the Company voluntarily terminated the Fiscal 2024 NCIB and established a new normal course issuer bid (the Fiscal 2025 NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2025 Repurchase Plan. The TSX approved the Company’s notice of intention to commence the Fiscal 2025 NCIB, pursuant to which the Company may purchase Common Shares over the TSX for the period commencing on August 7, 2024 until August 6, 2025 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 21,179,064 (representing 10% of the Company’s public float (calculated in accordance with TSX rules) as of July 24, 2024, less the 5,073,913 Common Shares purchased under the Fiscal 2024 Repurchase Plan), and the maximum number of Common Shares that can be purchased on a single day is 138,175 Common Shares, which is 25% of 552,700 (the average daily trading volume for the Common Shares on the TSX for the six months ended March 31, 2024), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18 of the Exchange Act.
Commitments and Contractual Obligations
As of December 31, 2024, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	January 1, 2025 - June 30, 2025	July 1, 2025 - June 30, 2027	July 1, 2027 - June 30, 2029	July 1, 2029 and beyond
Long-term debt obligations (1)	$8,079,195	$188,196	$749,368	$2,502,169	$4,639,462
Operating lease obligations (2)	307,414	44,520	146,665	71,775	44,454
Finance lease obligations (3)	3,811	1,415	2,396	—	—
Purchase obligations for contracts not accounted for as lease obligations	260,899	100,949	159,950	—	—
	$8,651,319	$335,080	$1,058,379	$2,573,944	$4,683,916
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
As of December 31, 2024, we had an outstanding balance of $2.2 billion under the Acquisition Term Loan. Borrowings under the Acquisition Term Loan bear a floating interest rate of 1.75% plus Term SOFR (as defined in the Acquisition Term Loan). As of December 31, 2024, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on the Acquisition Term Loan by approximately $22.0 million, assuming that the loan balance as of December 31, 2024 is outstanding for the entire period (June 30, 2024—$22.2 million).
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
We have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the CAD foreign exchange forward contracts outstanding as of December 31, 2024, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark-to-market valuation on our existing foreign exchange forward contracts (June 30, 2024—$0.7 million).
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
Based on the 5-year EUR/USD cross currency swaps outstanding as of December 31, 2024, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.2 million in the mark-to-market valuation on our existing cross currency swap (June 30, 2024—$7.2 million).
Based on the 7-year EUR/USD cross currency swaps outstanding as of December 31, 2024, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.6 million in the mark-to-market valuation on our existing cross currency swaps (June 30, 2024—$7.6 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of December 31, 2024 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at December 31, 2024	U.S. Dollar Equivalent at June 30, 2024
Euro	$74,979	$168,212
British Pound	49,684	57,290
Indian Rupee	77,611	73,955
Swiss Franc	49,745	52,070
Other foreign currencies	151,102	170,175
Total cash and cash equivalents denominated in foreign currencies	403,121	521,702
U.S. Dollar	719,071	758,960
Total cash and cash equivalents	$1,122,192	$1,280,662
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $40.3 million (June 30, 2024—$52.2 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk.”
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2024 through October 31, 2024	—	$—	—	18,529,933
November 1, 2024 through November 30, 2024	1,515,814	29.39	1,515,814	17,014,119
December 1, 2024 through December 31, 2024	697,157	30.77	697,157	16,316,962
Total	2,212,971	$29.82	2,212,971	16,316,962
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
Item 5. Other Information
During the three months ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as a part of this report:

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
10.1
Fourth Amendment to Credit Agreement, dated November 27, 2024, by and among the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain financial institution parties thereto.

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

OPEN TEXT CORPORATION

Date:	February 6, 2025

		By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ MADHU RANGANATHAN
Madhu Ranganathan President, Chief Financial Officer and Corporate Development (Principal Financial Officer)
/s/ COSMIN BALOTA
Cosmin Balota Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)