Form 10-Q
period 2025-03-31
OPEN TEXT CORP
filed 2025-04-30
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At April 25, 2025, there were 259,142,411 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I - Financial Information
Item 1. Financial Statements
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	March 31, 2025	June 30, 2024
ASSETS	(Unaudited)
Cash and cash equivalents	$1,277,950	$1,280,662
Accounts receivable trade, net of allowance for credit losses of $13,379 as of March 31, 2025 and $12,108 as of June 30, 2024	593,069	626,189
Contract assets (Note 3)	70,878	66,450
Income taxes recoverable (Note 13)	18,767	61,113
Prepaid expenses and other current assets (Note 7)	200,969	242,911
Total current assets	2,161,633	2,277,325
Property and equipment, net of accumulated depreciation of $806,609 as of March 31, 2025 and $751,174 as of June 30, 2024	367,741	367,740
Operating lease right of use assets (Note 4)	209,121	219,774
Long-term contract assets (Note 3)	47,961	38,684
Goodwill (Note 5)	7,493,952	7,488,367
Acquired intangible assets (Note 6)	2,102,476	2,486,264
Deferred tax assets (Note 13)	1,004,429	932,657
Other assets (Note 7)	303,124	298,281
Long-term income taxes recoverable (Note 13)	64,389	96,615
Total assets	$13,754,826	$14,205,707
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$847,735	$931,116
Current portion of long-term debt (Note 9)	35,850	35,850
Operating lease liabilities (Note 4)	75,538	76,446
Deferred revenues (Note 3)	1,526,829	1,521,416
Income taxes payable (Note 13)	37,231	235,666
Total current liabilities	2,523,183	2,800,494
Long-term liabilities:
Accrued liabilities (Note 8)	42,555	46,483
Pension liability, net (Note 10)	132,066	127,255
Long-term debt (Note 9)	6,345,390	6,356,943
Long-term operating lease liabilities (Note 4)	195,394	218,174
Long-term deferred revenues (Note 3)	171,890	162,401
Long-term income taxes payable (Note 13)	84,294	145,644
Deferred tax liabilities (Note 13)	129,646	148,632
Total long-term liabilities	7,101,235	7,205,532
Shareholders’ equity:
Share capital and additional paid-in capital (Note 11)
259,649,857 and 267,800,517 Common Shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively; authorized Common Shares: unlimited	2,200,012	2,271,886
Accumulated other comprehensive income (loss) (Note 18)	(75,847)	(69,619)
Retained earnings	2,082,247	2,119,159
Treasury stock, at cost (2,512,726 and 3,135,980 shares at March 31, 2025 and June 30, 2024, respectively)	(77,674)	(123,268)
Total OpenText shareholders' equity	4,128,738	4,198,158
Non-controlling interests	1,670	1,523
Total shareholders’ equity	4,130,408	4,199,681
Total liabilities and shareholders’ equity	$13,754,826	$14,205,707
Guarantees and contingencies (Note 12)
Related party transactions (Note 22)
Subsequent events (Note 23)
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars and shares, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenues (Note 3):
Cloud services and subscriptions	$462,614	$454,528	$1,381,944	$1,355,633
Customer support	567,379	691,441	1,753,464	2,084,916
License	138,363	200,363	453,099	662,627
Professional service and other	86,007	100,799	269,361	304,252
Total revenues	1,254,363	1,447,131	3,857,868	4,407,428
Cost of revenues:
Cloud services and subscriptions	174,186	186,400	521,731	537,960
Customer support	61,733	74,639	186,963	223,027
License	7,504	6,769	20,497	16,591
Professional service and other	65,487	75,455	200,443	230,836
Amortization of acquired technology-based intangible assets (Note 6)	47,199	48,094	141,646	195,702
Total cost of revenues	356,109	391,357	1,071,280	1,204,116
Gross profit	898,254	1,055,774	2,786,588	3,203,312
Operating expenses:
Research and development	197,333	226,521	568,753	665,608
Sales and marketing	260,102	303,750	779,913	871,384
General and administrative	115,718	145,924	321,804	450,399
Depreciation	32,474	32,109	96,524	99,615
Amortization of acquired customer-based intangible assets (Note 6)	79,683	100,841	242,235	334,958
Special charges (recoveries) (Note 16)	3,854	19,561	66,228	87,521
Total operating expenses	689,164	828,706	2,075,457	2,509,485
Income from operations	209,090	227,068	711,131	693,827
Other income (expense), net (Note 20)	(26,578)	9,950	6,382	(38,664)
Interest and other related expense, net	(78,816)	(132,663)	(246,713)	(413,719)
Income before income taxes	103,696	104,355	470,800	241,444
Provision for income taxes (Note 13)	10,842	6,028	63,618	24,434
Net income	$92,854	$98,327	$407,182	$217,010
Net (income) attributable to non-controlling interests	(49)	(42)	(147)	(149)
Net income attributable to OpenText	$92,805	$98,285	$407,035	$216,861
Earnings per share—basic attributable to OpenText (Note 21)	$0.35	$0.36	$1.54	$0.80
Earnings per share—diluted attributable to OpenText (Note 21)	$0.35	$0.36	$1.53	$0.80
Weighted average number of Common Shares outstanding—basic	262,841	272,272	265,132	271,671
Weighted average number of Common Shares outstanding—diluted	263,834	273,033	265,610	272,349
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net income	$92,854	$98,327	$407,182	$217,010
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(1,511)	11,765	(5,534)	(18,614)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss)—net of tax (1)	(46)	(1,634)	(3,580)	(1,953)
(Gain) loss reclassified into net income—net of tax (2)	1,371	118	2,643	455
Unrealized gain (loss) on available-for-sale financial assets:
Unrealized gain (loss)—net of tax (3)	(395)	90	289	319
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss)—net of tax (4)	—	—	(1,045)	(110)
Amortization of actuarial (gain) loss into net income—net of tax (5)	513	115	999	417
Total other comprehensive income (loss), net	(68)	10,454	(6,228)	(19,486)
Total comprehensive income	92,786	108,781	400,954	197,524
Comprehensive income attributable to non-controlling interests	(49)	(42)	(147)	(149)
Total comprehensive income attributable to OpenText	$92,737	$108,739	$400,807	$197,375
______________________
(1)Net of tax expense (recovery) of $(17) and $(589) for the three months ended March 31, 2025 and 2024, respectively; $(1,291) and $(704) for the nine months ended March 31, 2025 and 2024, respectively.
(2)Net of tax expense (recovery) of $494 and $42 for the three months ended March 31, 2025 and 2024, respectively; $952 and $163 for the nine months ended March 31, 2025 and 2024, respectively.
(3)Net of tax expense (recovery) of $91 and $24 for the three months ended March 31, 2025 and 2024, respectively; $316 and $84 for the nine months ended March 31, 2025 and 2024, respectively.
(4)Net of tax expense (recovery) of $— and $— for the three months ended March 31, 2025 and 2024, respectively; $(43) and $110 for the nine months ended March 31, 2025 and 2024, respectively.
(5)Net of tax expense (recovery) of $83 and $50 for the three months ended March 31, 2025 and 2024, respectively; $267 and $175 for the nine months ended March 31, 2025 and 2024, respectively.
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(Unaudited)

	Three Months Ended March 31, 2025
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	263,728	$2,275,583	(4,226)	$(144,432)	$2,174,514	$(75,779)	$1,621	$4,231,507
Issuance of Common Shares
Under employee stock option plans	—	3	—	—	—	—	—	3
Under employee stock purchase plans	273	6,551	—	—	—	—	—	6,551
Share-based compensation	—	23,000	—	—	—	—	—	23,000
Purchase of treasury stock	—	—	(297)	(7,564)	—	—	—	(7,564)
Issuance of treasury stock	—	(73,720)	2,010	74,322	(425)	—	—	177
Repurchase of Common Shares	(4,351)	(31,405)	—	—	(115,412)	—	—	(146,817)
Dividends declared ($0.2625 per Common Share)	—	—	—	—	(69,235)	—	—	(69,235)
Other comprehensive income (loss) - net	—	—	—	—	—	(68)	—	(68)
Net income for the period	—	—	—	—	92,805	—	49	92,854
Balance as of March 31, 2025	259,650	$2,200,012	(2,513)	$(77,674)	$2,082,247	$(75,847)	$1,670	$4,130,408

	Three Months Ended March 31, 2024
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	271,855	$2,261,856	(4,400)	$(179,089)	$2,029,643	$(83,499)	$1,436	$4,030,347
Issuance of Common Shares
Under employee stock option plans	517	17,315	—	—	—	—	—	17,315
Under employee stock purchase plans	190	6,698	—	—	—	—	—	6,698
Share-based compensation	—	35,947	—	—	—	—	—	35,947
Issuance of treasury stock	—	(45,058)	1,023	45,483	(425)	—	—	—
Dividends declared ($0.25 per Common Share)	—	—	—	—	(68,443)	—	—	(68,443)
Other comprehensive income (loss) - net	—	—	—	—	—	10,454	—	10,454
Net income for the period	—	—	—	—	98,285	—	42	98,327
Balance as of March 31, 2024	272,562	$2,276,758	(3,377)	$(133,606)	$2,059,060	$(73,045)	$1,478	$4,130,645

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Nine Months Ended March 31, 2025
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	267,801	$2,271,886	(3,136)	$(123,268)	$2,119,159	$(69,619)	$1,523	$4,199,681
Issuance of Common Shares
Under employee stock option plans	70	1,883	—	—	—	—	—	1,883
Under employee stock purchase plans	992	25,722	—	—	—	—	—	25,722
Share-based compensation	—	82,801	—	—	—	—	—	82,801
Purchase of treasury stock	—	—	(2,484)	(72,587)	—	—	—	(72,587)
Issuance of treasury stock	—	(115,556)	3,107	118,181	(1,127)	—	—	1,498
Repurchase of Common Shares	(9,213)	(66,724)	—	—	(233,668)	—	—	(300,392)
Dividends declared ($0.7875 per Common Share)	—	—	—	—	(209,152)	—	—	(209,152)
Other comprehensive income (loss) - net	—	—	—	—	—	(6,228)	—	(6,228)
Net income for the period	—	—	—	—	407,035	—	147	407,182
Balance as of March 31, 2025	259,650	$2,200,012	(2,513)	$(77,674)	$2,082,247	$(75,847)	$1,670	$4,130,408

	Nine Months Ended March 31, 2024
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	270,903	$2,176,947	(3,536)	$(151,597)	$2,048,984	$(53,559)	$1,329	$4,022,104
Issuance of Common Shares
Under employee stock option plans	942	31,318	—	—	—	—	—	31,318
Under employee stock purchase plans	717	23,709	—	—	—	—	—	23,709
Share-based compensation	—	112,944	—	—	—	—	—	112,944
Purchase of treasury stock	—	—	(1,400)	(53,085)	—	—	—	(53,085)
Issuance of treasury stock	—	(68,160)	1,559	71,076	(2,916)	—	—	—
Dividends declared ($0.75 per Common Share)	—	—	—	—	(203,869)	—	—	(203,869)
Other comprehensive income (loss) - net	—	—	—	—	—	(19,486)	—	(19,486)
Net income for the period	—	—	—	—	216,861	—	149	217,010
Balance as of March 31, 2024	272,562	$2,276,758	(3,377)	$(133,606)	$2,059,060	$(73,045)	$1,478	$4,130,645

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$407,182	$217,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	480,405	630,275
Share-based compensation expense	82,919	113,312
Pension expense	10,194	9,579
Amortization of debt discount and issuance costs	16,334	19,587
Write-off of right of use assets	1,431	15,241
Adjustment to gain on AMC Divestiture	4,175	—
Loss on extinguishment of debt	—	10,803
Loss on sale and write down of property and equipment, net	728	1,715
Deferred taxes	(91,771)	(249,174)
Share in net (income) loss of equity investees	(3,637)	19,013
Changes in derivative instruments	(10,778)	3,551
Changes in operating assets and liabilities:
Accounts receivable	111,909	51,487
Contract assets	(96,101)	(71,486)
Prepaid expenses and other current assets	37,177	4,717
Income taxes	(184,149)	75,676
Accounts payable and accrued liabilities	(81,308)	(72,887)
Deferred revenue	10,960	14,338
Other assets	(7,582)	5,868
Operating lease assets and liabilities, net	(15,661)	(16,154)
Net cash provided by operating activities	672,427	782,471
Cash flows from investing activities:
Additions of property and equipment	(108,997)	(119,316)
Purchase of Micro Focus, net of cash acquired	—	(9,272)
Settlement of derivative instruments	(10,380)	—
Adjustment to proceeds from AMC Divestiture	(11,686)	—
Proceeds from interest on derivative instruments	5,166	4,456
Other investing activities	6,474	(468)
Net cash used in investing activities	(119,423)	(124,600)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	25,925	57,027
Repayment of long-term debt and Revolver	(26,888)	(559,389)
Net change in transition services agreement obligation	(15,277)	—
Debt issuance costs	(1,066)	(2,792)
Repurchase of Common Shares	(267,969)	—
Purchase of treasury stock	(70,159)	(53,085)
Payments of dividends to shareholders	(205,335)	(200,672)
Other financing activities	—	(1,447)
Net cash used in financing activities	(560,769)	(760,358)
Foreign exchange gain (loss) on cash held in foreign currencies	4,866	(3,982)
Decrease in cash, cash equivalents and restricted cash during the period	(2,899)	(106,469)
Cash, cash equivalents and restricted cash at beginning of the period	1,282,793	1,233,952
Cash, cash equivalents and restricted cash at end of the period	$1,279,894	$1,127,483

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

Reconciliation of cash, cash equivalents and restricted cash:	March 31, 2025	March 31, 2024
Cash and cash equivalents	$1,277,950	$1,125,323
Restricted cash (1)	1,944	2,160
Total cash, cash equivalents and restricted cash	$1,279,894	$1,127,483
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (Note 7).
Supplemental cash flow disclosures (Note 4 and Note 19)
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2025
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company.” We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), which as of March 31, 2025, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
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
Beginning in the first quarter of Fiscal 2025, for the three and nine months ended March 31, 2024, the Company reclassified expenses of $7.5 million and $23.1 million, respectively, from Research and development to Sales and marketing in the Condensed Consolidated Statements of Income to provide a better representation of the function of the expenses. We also reclassified prior period information to conform to current presentation.
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

NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Total Revenues by Geography:
Americas (1)	$719,804	$828,830	$2,213,904	$2,558,344
EMEA (2)	420,134	481,175	1,288,433	1,431,500
Asia Pacific (3)	114,425	137,126	355,531	417,584
Total revenues	$1,254,363	$1,447,131	$3,857,868	$4,407,428

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$462,614	$454,528	$1,381,944	$1,355,633
Customer support revenue	567,379	691,441	1,753,464	2,084,916
Total recurring revenues	$1,029,993	$1,145,969	$3,135,408	$3,440,549
License revenue (perpetual, term and subscriptions)	138,363	200,363	453,099	662,627
Professional service and other revenue	86,007	100,799	269,361	304,252
Total revenues	$1,254,363	$1,447,131	$3,857,868	$4,407,428

Total Revenues by Timing of Revenue Recognition:
Point in time	$138,363	$200,363	$453,099	$662,627
Over time (including professional service and other revenue)	1,116,000	1,246,768	3,404,769	3,744,801
Total revenues	$1,254,363	$1,447,131	$3,857,868	$4,407,428
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of March 31, 2025	As of June 30, 2024
Short-term contract assets	$70,878	$66,450
Long-term contract assets	47,961	38,684
Short-term deferred revenues	1,526,829	1,521,416
Long-term deferred revenues	171,890	162,401
The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and customer payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the nine months ended March 31, 2025, we reclassified $82.1 million (nine months ended March 31, 2024 — $90.6 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three and nine months ended March 31, 2025 and 2024, respectively, there was no impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to cloud services and customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the nine months ended March 31, 2025 that was included in the deferred revenue balances at June 30, 2024 was $1,390 million (nine months ended March 31, 2024—$1,566 million).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2024:

Capitalized costs to obtain a contract as of June 30, 2024	$109,488
New capitalized costs incurred	37,289
Amortization of capitalized costs	(31,518)
Impact of foreign exchange rate changes	193
Capitalized costs to obtain a contract as of March 31, 2025	$115,452
During the three and nine months ended March 31, 2025 and 2024, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to Note 7 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.
Remaining Performance Obligations
Remaining performance obligations (RPO) represent contracted revenue that has not yet been recognized. They include amounts recognized as deferred revenue and amounts that are contracted but will be billed and recognized as revenue in future periods.
Beginning December 31, 2024, the Company elected to include RPO for contracts with an original expected duration of one year or less in accordance with ASC 606-10-50-14, and discontinued use of the practical expedient relating to the disclosure of RPO within a contract. The Company believes this presentation is preferable as it provides additional information. Comparative amounts have not been provided for the quarter ended March 31, 2024 as such information cannot be practically determined for comparison purposes.
The following chart provides RPO information as of the following periods. The 12-month periods noted below are as of the dates presented, with the remaining balances recognized substantially over the next three years thereafter.

($ in billions)	As of March 31, 2025	As of December 31, 2024	As of September 30, 2024	As of June 30, 2024
Total RPO (1)	$4.1	$4.1	$3.9	$4.0
% recognized as revenue over the following 12 months	63%	63%	63%	63%
Cloud services and subscription RPO	$2.3	$2.3	$2.2	$2.2
% recognized as revenue over the following 12 months	51%	50%	51%	51%
Customer support and other RPO (2)	$1.8	$1.8	$1.7	$1.8
% recognized as revenue over the following 12 months	78%	79%	78%	78%
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
The following illustrates the Condensed Consolidated Balance Sheets information related to leases:

	Balance Sheet Location	As of March 31, 2025	As of June 30, 2024
Operating Leases
Operating lease right of use assets	Operating lease right of use assets	$209,121	$219,774

Operating lease liabilities (current)	Operating lease liabilities	$75,538	$76,446
Operating lease liabilities (non-current)	Long-term operating lease liabilities	195,394	218,174
Total operating lease liabilities		$270,932	$294,620

Finance Leases
Finance lease receivables (current)	Prepaid expenses and other current assets	$2,265	$4,031
Finance lease receivables (non-current)	Other assets	907	2,329
Total finance lease receivables		$3,172	$6,360

Finance lease liabilities (current)	Accounts payable and accrued liabilities	$2,025	$3,173
Finance lease liabilities (non-current)	Accrued liabilities	907	2,327
Total finance lease liabilities		$2,932	$5,500
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of March 31, 2025	As of June 30, 2024
Weighted-average remaining lease term
Operating leases	4.68 years	5.13 years
Finance leases	1.42 years	1.85 years
Weighted-average discount rate
Operating leases	4.96%	5.00%
Finance leases	5.36%	5.47%
Lease Costs and Other Information
The following illustrates the various components of lease costs for the period indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Operating lease cost	$20,433	$22,068	$62,181	$68,402
Short-term lease cost	613	675	1,591	2,567
Variable lease cost	1,142	1,342	3,033	3,798
Sublease income	(2,866)	(2,955)	(8,332)	(9,668)
Total lease cost	$19,322	$21,130	$58,473	$65,099

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of lease liabilities, and, as such, are excluded from the amounts below:

	Nine Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$75,001	$82,449
Finance leases	$2,730	$4,427
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$42,591	$19,360

Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our lease liabilities as of March 31, 2025:

Fiscal years ending June 30,	Operating Leases	Finance Leases
2025 (three months ended)	$22,178	$639
2026	84,382	1,940
2027	70,714	458
2028	49,755	—
2029	28,166	—
Thereafter	45,800	—
Total lease payments	$300,995	$3,037
Less: Imputed interest	(30,063)	(105)
Total	$270,932	$2,932
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $2.5 million over the remainder of Fiscal 2025 and $24.8 million thereafter.
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2024:

Balance as of June 30, 2024	$7,488,367
Acquisition of Pillr (Note 17) (1)	196
Divestiture of AMC business (Note 17) (2)	1,390
Impact of foreign exchange rate changes	3,999
Balance as of March 31, 2025	$7,493,952
______________________
(1)Adjustment relates to the open measurement period.
(2)Relates to the final settlement of working capital and other adjustments.

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2025
	Cost	Accumulated Amortization	Net
Technology assets	$1,142,327	$(473,032)	$669,295
Customer assets	2,644,301	(1,211,120)	1,433,181
Total	$3,786,628	$(1,684,152)	$2,102,476

	As of June 30, 2024
	Cost	Accumulated Amortization	Net
Technology assets	$1,153,457	$(342,528)	$810,929
Customer assets	2,762,371	(1,087,036)	1,675,335
Total	$3,915,828	$(1,429,564)	$2,486,264
Where applicable, the above balances as of March 31, 2025 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the nine months ended March 31, 2025. The impact of this resulted in reductions to the cost and accumulated amortization of technology assets and customer assets of $11 million and $118 million, respectively. The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and nine years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2025 (three months ended)	$126,696
2026	467,051
2027	396,722
2028	379,288
2029	283,145
2030 and Thereafter	449,574
Total	$2,102,476

NOTE 7—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of March 31, 2025	As of June 30, 2024
Deposits and restricted cash	$676	$4,142
Capitalized costs to obtain a contract	40,926	44,577
Short-term prepaid expenses and other current assets	158,422	192,065
Derivative asset (1)	945	2,127
Total	$200,969	$242,911
______________________
(1)Represents the asset related to our derivative instrument activity (see Note 15 “Derivative Instruments and Hedging Activities” for more details).
Other assets:

	As of March 31, 2025	As of June 30, 2024
Deposits and restricted cash	$23,089	$20,063
Capitalized costs to obtain a contract	74,526	64,911
Investments	120,651	124,168
Available-for-sale financial assets	41,860	40,541
Long-term prepaid expenses and other long-term assets	42,998	48,598
Total	$303,124	$298,281
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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and is subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (see Note 20 “Other Income (Expense), Net”). During the three and nine months ended March 31, 2025, our share of income (loss) from these investments was $1.6 million and $3.6 million, respectively (three and nine months ended March 31, 2024—$(0.8) million and $(19.0) million, respectively).
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

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of March 31, 2025	As of June 30, 2024
Accounts payable—trade	$130,481	$151,202
Accrued salaries, incentives and commissions	232,804	267,991
Accrued liabilities	240,629	262,190
Accrued sales and other tax liabilities	16,927	21,167
Derivative liability (1)	151,780	159,234
Accrued interest on long-term debt	51,917	38,670
Amounts payable in respect of restructuring and other special charges	17,759	22,489
Asset retirement obligations	5,438	8,173
Total	$847,735	$931,116
______________________
(1)Represents the liability related to our derivative instrument activity (see Note 15 “Derivative Instruments and Hedging Activities” for more details).
Long-term accrued liabilities:

	As of March 31, 2025	As of June 30, 2024
Amounts payable in respect of restructuring and other special charges	$6,967	$9,682
Other accrued liabilities	11,910	15,390
Asset retirement obligations	23,678	21,411
Total	$42,555	$46,483
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of March 31, 2025, the present value of this obligation was $29.1 million (June 30, 2024—$29.6 million), with an undiscounted value of $31.7 million (June 30, 2024—$32.8 million).

NOTE 9—LONG-TERM DEBT

	As of March 31, 2025	As of June 30, 2024
Total debt
Senior Notes 2031	$650,000	$650,000
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	850,000
Senior Notes 2028	900,000	900,000
Senior Secured Notes 2027	1,000,000	1,000,000
Acquisition Term Loan	2,194,338	2,221,225
Total principal payments due	6,494,338	6,521,225

Unamortized debt discount and issuance costs (1)	(113,098)	(128,432)
Total amount outstanding	6,381,240	6,392,793
Less:
Current portion of long-term debt
Acquisition Term Loan	35,850	35,850
Total current portion of long-term debt	35,850	35,850

Non-current portion of long-term debt	$6,345,390	$6,356,943
______________________
(1)During the three and nine months ended March 31, 2025, we recorded nil and $1.0 million of debt issuance costs, respectively, related to the modification of the Acquisition Term Loan (as defined below) (three and nine months ended March 31, 2024—nil and $2.4 million, respectively, related to the amendment of the Revolver and the modification of the Acquisition Term Loan, each as defined below).
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
For the three and nine months ended March 31, 2025, we recorded interest expense of $6.7 million and $20.1 million, respectively, relating to Senior Notes 2031 (three and nine months ended March 31, 2024—$6.7 million and $20.1 million, respectively).
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
For the three and nine months ended March 31, 2025, we recorded interest expense of $9.3 million and $27.9 million, respectively, relating to Senior Notes 2030 (three and nine months ended March 31, 2024—$9.3 million and $27.9 million, respectively).

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
For the three and nine months ended March 31, 2025, we recorded interest expense of $8.2 million and $24.6 million, respectively, relating to Senior Notes 2029 (three and nine months ended March 31, 2024—$8.2 million and $24.6 million, respectively).
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
For the three and nine months ended March 31, 2025, we recorded interest expense of $8.7 million and $26.1 million, respectively, relating to Senior Notes 2028 (three and nine months ended March 31, 2024—$8.7 million and $26.1 million, respectively).
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
The Senior Secured Notes 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries, and are secured with the same priority as the Company’s senior credit facilities. The Senior Secured Notes 2027 and the related guarantees are effectively senior to all of the Company’s and the guarantors’ senior unsecured debt to the extent of the value of the Collateral (as defined in the indenture to the Senior Secured Notes 2027) and are structurally subordinated to all existing and future liabilities of each of the Company’s existing and future subsidiaries that do not guarantee the Senior Secured Notes 2027. As of March 31, 2025, the Senior Secured Notes 2027 bear an effective interest rate of 7.39%. The effective interest rate includes interest expense of $51.9 million and amortization of debt discount and issuance costs of $2.1 million.
For the three and nine months ended March 31, 2025, we recorded interest expense of $17.3 million and $51.9 million, respectively, relating to Senior Secured Notes 2027 (three and nine months ended March 31, 2024—$17.3 million and $51.9 million, respectively).
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
For the three and nine months ended March 31, 2025, we did not record any interest expense relating to Term Loan B (three and nine months ended March 31, 2024—$17.1 million and $51.6 million, respectively).

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
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2025, our consolidated net leverage ratio, as calculated in accordance with the Revolver, was 2.48:1.00.
As of March 31, 2025, we had no outstanding balance under the Revolver (June 30, 2024—nil). For the three and nine months ended March 31, 2025, we did not record any interest expense relating to the Revolver (three and nine months ended March 31, 2024—nil and $2.2 million, respectively).
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
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR (as defined in the Acquisition Term Loan) plus an applicable margin of 1.75%. As of March 31, 2025, the outstanding balance on the Acquisition Term Loan bears an interest rate of 6.07%. As of March 31, 2025, the Acquisition Term Loan bears an effective interest rate of 7.12%. The effective interest rate includes interest expense of $114.6 million and amortization of debt discount and issuance costs of $10.9 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of March 31, 2025, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 2.48:1:00.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver and the Senior Secured Notes 2027.
On October 20, 2023, and January 22, 2024, the Company made prepayments of $75 million and $175 million, respectively, on the Acquisition Term Loan using cash on hand. On May 6, 2024, the Company used a portion of the net proceeds from the AMC Divestiture to prepay $1.06 billion of the outstanding principal balance of the Acquisition Term Loan.
For the three and nine months ended March 31, 2025, we recorded interest expense of $33.5 million and $114.6 million, respectively, relating to the Acquisition Term Loan (three and nine months ended March 31, 2024—$69.2 million and $219.5 million, respectively).

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
NOTE 10—PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS
Defined Benefit and Other Post-Retirement Benefit Plans
The Company has 48 pension and other post-retirement plans in multiple countries. All of our pension and other post-retirement plans are located outside of Canada and the United States. The plans are primarily located in Germany, which, as of March 31, 2025, make up approximately 55% of the total net benefit pension obligations.
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
The following are details of net pension expense relating to the defined benefit pension plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Pension expense:
Service cost	$2,758	$2,789	$8,300	$8,342
Interest cost	3,242	3,092	9,727	9,303
Expected return of plan assets	(2,936)	(2,864)	(8,807)	(8,575)
Amortization of actuarial (gains) losses	317	179	974	509
Net pension expense	$3,381	$3,196	$10,194	$9,579
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under Interest and other related expense, net on our Condensed Consolidated Statements of Income.
NOTE 11—EQUITY AND SHARE-BASED COMPENSATION
Equity
Cash Dividends
For the three and nine months ended March 31, 2025, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.2625 and $0.7875 per Common Share, respectively, in the aggregate amount of $67.9 million and $205.3 million, respectively, which we paid during the same periods (three and nine months ended March 31, 2024—$0.25 and $0.75 per Common Share, respectively, in the aggregate amount of $67.3 million and $200.7 million, respectively).
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
During the three and nine months ended March 31, 2025, we repurchased 296,831 and 2,483,966 Common Shares on the open market at a cost of $7.6 million and $72.6 million, respectively, for potential settlement of awards under our LTIP or other plans as described below (three and nine months ended March 31, 2024—nil and 1,400,000 Common Shares were purchased at a cost of nil and $53.1 million, respectively).
During the three and nine months ended March 31, 2025, we delivered to eligible participants 2,009,955 and 3,107,220 Common Shares, respectively, that were purchased in the open market in connection with the settlement of awards under our LTIP and other plans (three and nine months ended March 31, 2024—1,022,821 and 1,559,381 Common Shares, respectively).
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%. During the three and nine months ended March 31, 2025, 376,945 and 979,679 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and nine months ended March 31, 2024—312,990 and 786,736 Common Shares, respectively). During the three and nine months ended March 31, 2025, cash in the amount of $8.1 million and $24.0 million, respectively, was received from employees relating to the ESPP (three and nine months ended March 31, 2024—$10.3 million and $25.6 million, respectively).
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
On July 31, 2024, in order to align our share repurchase plan to our fiscal year, the Board approved the early termination of the Fiscal 2024 Repurchase Plan and authorized a new share repurchase plan (the Fiscal 2025 Repurchase Plan), pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 7, 2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of our Common Shares on the TSX, NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. On March 13, 2025, we increased the authorized limit of the Fiscal 2025 Repurchase Plan by $150 million to $450 million and established an automatic share purchase plan (ASPP). The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2025 Repurchase Plan will be effected in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), and includes a normal course issuer bid to provide means to execute purchases over the TSX.
During the three and nine months ended March 31, 2025, we repurchased and cancelled 4,350,716 and 9,212,818 Common Shares for $116.7 million and $270.3 million, respectively, inclusive of 2% Canadian excise taxes recorded. During the three and nine months ended March 31, 2024, we did not repurchase any Common Shares.
Additionally, as of March 31, 2025, we recorded an accrual and a corresponding charge to retained earnings of $30.1 million, representing the estimated value of Common Shares expected to be repurchased following the fiscal quarter ended March 31, 2025 pursuant to the ASPP.

Share-Based Compensation
Share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Stock Options (issued under Stock Option Plans)	$4,126	$3,580	$10,703	$13,840
Performance Share Units (issued under LTIP)	3,344	6,999	16,042	19,816
Restricted Share Units (issued under LTIP)	3,878	2,489	12,191	8,404
Restricted Share Units (other)	9,613	21,002	36,334	64,673
Deferred Share Units (directors)	883	776	3,115	2,378
Employee Stock Purchase Plan	1,156	1,196	4,534	4,201
Total share-based compensation expense	$23,000	$36,042	$82,919	$113,312

A summary of unrecognized compensation cost for unvested share-based compensation awards is as follows:

	As of March 31, 2025
	Unrecognized Compensation Cost	Weighted Average Recognition Period (years)
Stock Options (issued under Stock Option Plans)	$37,448	2.37
Performance Share Units (issued under LTIP)	49,288	2.00
Restricted Share Units (issued under LTIP)	18,562	1.44
Restricted Share Units (other)	44,052	1.69
Total unrecognized share-based compensation cost	$149,350
Stock Options
A summary of activity under our stock option plans for the nine months ended March 31, 2025 is as follows:

	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2024	12,207,412	$38.51	4.31	$6,142
Granted	2,240,920	28.61
Exercised	(70,251)	26.81
Forfeited or expired	(1,415,057)	37.97
Outstanding at March 31, 2025	12,963,024	$36.92	4.07	$—
Exercisable at March 31, 2025	5,659,227	$40.61	2.79	$—
As of March 31, 2025, 4,192,904 options to purchase Common Shares were available for issuance under our stock option plans.
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

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Weighted–average fair value of options granted	$5.89	$11.10	$5.89	$9.84
Weighted-average assumptions used:
Expected volatility	29.22%	31.52%	28.75%	31.15%
Risk–free interest rate	4.22%	4.07%	3.82%	4.36%
Expected dividend yield	3.68%	2.29%	3.52%	2.53%
Expected life (in years)	4.34	4.28	4.31	4.26
Forfeiture rate (based on historical rates)	7%	7%	7%	7%
Average exercise share price	$27.86	$43.07	$28.61	$38.87
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
A summary of activity under our PSUs issued under the LTIP for the nine months ended March 31, 2025 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2024	1,605,116	$56.09	1.70	$48,218
Granted (1)	926,437	46.77
Vested (1)	(257,611)	75.14
Forfeited or expired	(207,021)	53.12
Outstanding at March 31, 2025	2,066,921	$50.00	1.82	$46,683
______________________
(1)PSUs are earned based on market or performance conditions and the actual number of PSUs earned, if any, is dependent upon performance and may range from 0 to 200 percent.

For the periods indicated, the weighted-average fair value of market-based PSUs issued under LTIP, and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Nine Months Ended March 31,
	2025	2024
Weighted–average fair value of performance share units granted	$47.96	$59.48
Weighted-average assumptions used:
Expected volatility	30.26%	28.05%
Risk–free interest rate	3.67%	4.38%
Expected dividend yield	—%	—%
Expected life (in years)	3.11	3.10
Restricted Share Units (Issued Under LTIP)
Beginning in Fiscal 2025, grants of RSUs (issued under LTIP) vest on a straight-line basis over three years from the respective date of grants. Grants of RSUs (issued under LTIP) prior to Fiscal 2025 vest after three years from the respective date of grants.
A summary of activity under our RSUs issued under the LTIP for the nine months ended March 31, 2025 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2024	956,325	$39.61	1.77	$28,728
Granted	665,759	28.52
Vested	(170,370)	49.92
Forfeited or expired	(124,092)	35.46
Outstanding at March 31, 2025	1,327,622	$33.14	1.96	$33,536
Restricted Share Units (Other)
In addition to the grants made in connection with the LTIP discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. RSUs (other) vest over a specified contract date, typically two or four years from the respective date of grants.
A summary of activity under our RSUs (other) issued for the nine months ended March 31, 2025 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2024	4,555,955	$35.87	1.79	$136,861
Granted	906,344	27.34
Vested	(2,459,944)	35.63
Forfeited or expired	(265,514)	36.81
Outstanding at March 31, 2025	2,736,841	$33.17	2.25	$69,133
Deferred Share Units (DSUs)
The DSUs are granted to certain non-employee directors. DSUs are issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
During the three and nine months ended March 31, 2025, we settled 296,831 DSUs at a cost of $7.6 million (three and nine months ended March 31, 2024—nil DSUs at a cost of nil).

A summary of activity under our DSUs issued for the nine months ended March 31, 2025 is as follows:

	Units	Weighted-Average Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2024 (1)	1,082,471	$30.67	0.42	$32,517
Granted	108,920	31.26
Settled	(296,831)	$29.69
Outstanding at March 31, 2025 (2)	894,560	$31.07	0.59	$22,787
______________________
(1)    Includes 47,871 unvested DSUs.
(2)    Includes 62,177 unvested DSUs.
NOTE 12—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2025 - June 30, 2025	July 1, 2025 - June 30, 2027	July 1, 2027 - June 30, 2029	July 1, 2029 and beyond
Long-term debt obligations (1)	$7,973,621	$107,028	$738,504	$2,491,651	$4,636,438
Purchase obligations for contracts not accounted for as lease obligations (2)	395,898	103,998	265,900	26,000	—
Total	$8,369,519	$211,026	$1,004,404	$2,517,651	$4,636,438
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of March 31, 2025, in connection with the CRA's reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $80.0 million. As of March 31, 2025, we have provisionally paid approximately $32.0 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within Long-term income taxes recoverable on the Condensed Consolidated Balance Sheets as of March 31, 2025.
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
The CRA has audited Fiscal 2017, Fiscal 2018, Fiscal 2019 and Fiscal 2020 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2020 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2020 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017 through 2020 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. We have filed notices of objection to the reassessments for each of these years. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2020 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to utilization of available tax attributes; however, for Fiscal 2020 and, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we may make certain minimum payments required under Canadian legislation.
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
NOTE 13—INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2025, increased to a provision of 10.5%, compared to a provision of 5.8% for the three months ended March 31, 2024.

The Company’s effective tax rate for the nine months ended March 31, 2025, increased to a provision of 13.5%, compared to a provision of 10.1% for the nine months ended March 31, 2024.
The Company’s effective tax rate for the three months ended March 31, 2025 differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to foreign tax credits, research and development credits, and the effect of foreign rate differences, partially offset by withholding taxes, foreign source income inclusion in the U.S. and a net increase in unrecognized tax benefits.
The Company’s effective tax rate for the three months ended March 31, 2024 differs from the Canadian statutory rate primarily due to tax benefits related to change in valuation allowance, foreign tax credits, and research and development credits, partially offset by U.S. Base Erosion and Anti-Abuse Tax (BEAT), withholding taxes, and an increase to uncertain tax positions.
The Company’s effective tax rate for the nine months ended March 31, 2025 differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to a net decrease in unrecognized tax benefits, foreign tax credits, research and development credits, partially offset by withholding taxes and foreign source income inclusion in the U.S.
The Company’s effective tax rate for the nine months ended March 31, 2024 differs from the Canadian statutory rate primarily due to tax benefits related to foreign tax credits, research and development credits, and a change in valuation allowance, partially offset by U.S. BEAT and withholding taxes.
As of March 31, 2025, the gross amount of unrecognized tax benefits accrued was $150.6 million (June 30, 2024 — $180.4 million), which is inclusive of interest and penalties accrued of $19.2 million (June 30, 2024 — $24.3 million). We believe that it is reasonably possible that the gross unrecognized tax benefit could decrease by $31.4 million in the next 12 months, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
As of March 31, 2025, we have recognized a deferred income tax liability of $18.1 million (June 30, 2024—$15.9 million) on taxable temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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
The CJEU’s judgment was handed down on September 19, 2024. The CJEU broadly followed the Advocate General’s opinion, setting aside the judgment of the General Court and annulling the Commission’s ruling. As a result, a refund of the State Aid charging notice, in the amount of $43.8 million plus interest of $4.0 million, was received in March 2025.
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
The following table summarizes the fair value of the Company’s financial instruments as of March 31, 2025 and June 30, 2024:

		Fair Value
	Fair Value Hierarchy	March 31, 2025	June 30, 2024
Assets:
Available-for-sale financial assets (Note 7)	Level 2	$16,327	$15,603
Available-for-sale financial assets (Note 7)	Level 3	25,533	24,938
Derivative asset (Note 15)	Level 2	945	2,127

Liabilities:
Derivative liability (Note 15)	Level 2	$(151,780)	$(159,234)
Senior Notes (Note 9) (1)	Level 2	(4,054,904)	(4,006,771)
______________________
(1)    Senior Notes are presented within the Condensed Consolidated Balance Sheets at amortized cost. See Note 9 “Long-Term Debt” for further details.
Changes in Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in the fair value of our Level 3 available-for-sale financial assets between June 30, 2024 and March 31, 2025.

Available-for-sale financial assets
Balance as of June 30, 2024	$24,938
Gain recognized in income	595
Balance as of March 31, 2025	$25,533
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended March 31, 2025 and 2024, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended March 31, 2025 and 2024, respectively, no indications of impairments were identified and therefore no fair value measurements were required.
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

We have designated these transactions as cash flow hedges of forecasted transactions under Topic 815. As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within Other comprehensive income (loss), net within the Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2025, the fair value of the contracts is recorded within Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets and represents the net loss before tax effect that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months.
As of March 31, 2025, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $92.7 million (June 30, 2024—$95.7 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The fair values of outstanding derivative instruments are as follows:

		As of March 31, 2025		As of June 30, 2024
Instrument	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedges:
Cash flow hedge	Accounts payable and accrued liabilities	$—	$(2,103)	$—	$(828)
Net investment hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	378	(90,235)	654	(88,186)
Total derivatives designated as hedges		378	(92,338)	654	(89,014)

Derivatives not designated as hedges:
Cross currency swap contracts	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	567	(59,442)	1,473	(70,220)
Total derivatives not designated as hedges		567	(59,442)	1,473	(70,220)
Total derivatives		$945	$(151,780)	$2,127	$(159,234)

The effects of gains (losses) from derivative instruments on our Condensed Consolidated Statements of Income is as follows:

		Three Months Ended March 31,		Nine Months Ended March 31,
Instrument	Income Statement Location	2025	2024	2025	2024
Derivatives designated as hedges:
Cash flow hedge	Operating expenses	$(1,865)	$(160)	$(3,595)	$(618)
Net investment hedge	Interest and other related expense, net	1,204	920	3,050	2,735

Derivatives not designated as hedges:
Cross currency swap contracts	Other income (expense), net	(20,216)	16,671	398	(3,551)
Cross currency swap contracts	Interest and other related expense, net	905	854	2,617	2,540
Total		$(19,972)	$18,285	$2,470	$1,106
The effects of the cash flow and net investment hedges on our Condensed Consolidated Statements of Comprehensive Income:

	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income Location	Three Months Ended March 31,		Nine Months Ended March 31,
		2025	2024	2025	2024
Gain (loss) recognized in OCI (loss) on cash flow hedge (effective portion)	Unrealized gain (loss) on cash flow hedge	$(63)	$(2,223)	$(4,871)	$(2,657)
Gain (loss) recognized in OCI (loss) on net investment hedge (effective portion)	Net foreign currency translation adjustment	$(18,525)	$15,096	$(2,049)	$(10,919)
Gain (loss) reclassified from AOCI into income (effective portion) - cash flow hedge	Operating expenses	$(1,865)	$(160)	$(3,595)	$(618)
Gain (loss) reclassified from AOCI into income (excluded from effectiveness testing) - net investment hedge	Interest and other related expense, net	$561	$561	$1,683	$1,683
NOTE 16—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition and divestiture-related costs and other similar charges.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Business Optimization Plan	$2,256	$—	$57,106	$—
Micro Focus Acquisition Restructuring Plan	(33)	9,597	(1,049)	61,221
Other historical restructuring plans	15	(152)	(818)	(535)
Divestiture-related costs	436	7,331	4,645	14,313
Acquisition-related costs	(143)	676	549	1,796
Other charges	1,323	2,109	5,795	10,726
Total	$3,854	$19,561	$66,228	$87,521

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
As of March 31, 2025, $57.1 million has been recorded to date within Special charges (recoveries) within the Condensed Consolidated Statements of Income.
On April 29, 2025, the Board approved an expansion of the Business Optimization Plan. Please see Note 23 “Subsequent Events” for additional details.
A reconciliation of the beginning and ending restructuring liability for the Business Optimization Plan, which is included within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets, for the nine months ended March 31, 2025 is shown below.

Business Optimization Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2024	$—	$—	$—
Accruals and adjustments	54,605	1,104	55,709
Cash payments	(44,439)	(26)	(44,465)
Foreign exchange and other non-cash adjustments	30	(487)	(457)
Balance payable as of March 31, 2025	$10,196	$591	$10,787
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
A reconciliation of the beginning and ending restructuring liability for the Micro Focus Acquisition Restructuring Plan, which is included within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets, for the nine months ended March 31, 2025 is shown below.

Micro Focus Acquisition Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2024	$11,765	$16,326	$28,091
Accruals and adjustments	(406)	719	313
Cash payments	(9,263)	(7,221)	(16,484)
Foreign exchange and other non-cash adjustments	79	(889)	(810)
Balance payable as of March 31, 2025	$2,175	$8,935	$11,110

Divestiture-related costs
Divestiture-related costs, recorded within Special charges (recoveries), include the direct costs related to the AMC Divestiture.
Acquisition-related costs
Acquisition-related costs, recorded within Special charges (recoveries), include direct costs of potential and completed acquisitions.
Other charges
For the three and nine months ended March 31, 2025, Other charges include $1.3 million and $5.7 million, respectively, of other miscellaneous charges primarily associated with the Micro Focus Acquisition.
For the three and nine months ended March 31, 2024, Other charges include $0.1 million and $5.5 million, respectively, of compensation related charges, $1.7 million and $4.1 million, respectively, of other miscellaneous charges, both associated with the Micro Focus Acquisition, and $0.3 million and $1.2 million, respectively, related to pre-acquisition equity incentives of Zix Corporation, which upon acquisition were replaced by equivalent value cash settlements.
NOTE 17—ACQUISITIONS AND DIVESTITURES
Fiscal 2024 Divestiture
Divestiture of AMC Business
On May 1, 2024, the Company completed the sale of its AMC business to Rocket Software for $2.275 billion in cash before taxes, fees and other adjustments. The results of the AMC business were recorded and presented within our Condensed Consolidated and Consolidated Financial Statements during Fiscal 2024 for the period of July 1, 2023 through April 30, 2024. In connection with the sale, a gain of $429.1 million was recorded in Other income (expense), net within our Consolidated Statements of Income for the year ended June 30, 2024. During the quarter ended December 31, 2024, working capital and other adjustments were finalized, which resulted in a payment of $11.7 million, and a decrease to the gain on the AMC Divestiture by $4.2 million.
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
The Company used the net proceeds from the transaction to prepay in full the outstanding principal balances of the Term Loan B and prepay a portion of the outstanding principal balance of the Acquisition Term Loan, as further described in Note 9 “Long-Term Debt.” The Company has also agreed to provide certain transition services to Rocket Software following the completion of the divestiture for up to 24 months after the closing date of May 1, 2024, which are included in financing activities on the Condensed Consolidated Statements of Cash Flows. These transition service costs are reimbursable by Rocket Software. For the three and nine months ended March 31, 2025, we billed Rocket Software $4.2 million and $31.4 million, respectively, under the Transition Services Agreement. Substantially all of the transition services were completed as of the quarter ended March 31, 2025.

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

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2025
	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$(63,783)	$(2,870)	$310	$(9,436)	$(75,779)
Other comprehensive income (loss) before reclassifications, net of tax	(1,511)	(46)	(395)	—	(1,952)
Amounts reclassified into net income, net of tax	—	1,371	—	513	1,884
Total other comprehensive income (loss), net for the period	(1,511)	1,325	(395)	513	(68)
Balance as of March 31, 2025	$(65,294)	$(1,545)	$(85)	$(8,923)	$(75,847)

	Nine Months Ended March 31, 2025
	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Investments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2024	$(59,760)	$(608)	$(374)	$(8,877)	$(69,619)
Other comprehensive income (loss) before reclassifications, net of tax	(5,534)	(3,580)	289	(1,045)	(9,870)
Amounts reclassified into net income, net of tax	—	2,643	—	999	3,642
Total other comprehensive income (loss), net for the period	(5,534)	(937)	289	(46)	(6,228)
Balance as of March 31, 2025	$(65,294)	$(1,545)	$(85)	$(8,923)	$(75,847)
______________________
(1)The amount of foreign currency translation recognized in other comprehensive income during the three and nine months ended March 31, 2025 included net gains (losses) relating to our net investment hedge of $(18.5) million and $(2.0) million, respectively, as further discussed in Note 15 “Derivative Instruments and Hedging Activities.”

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
______________________
(1)The amount of foreign currency translation recognized in other comprehensive income during the three and nine months ended March 31, 2024 included net gains (losses) relating to our net investment hedge of $15.1 million and $(10.9) million, respectively, as further discussed in Note 15 “Derivative Instruments and Hedging Activities.”
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
	2025	2024
Cash paid during the period for interest	$253,751	$409,452
Cash received during the period for interest	37,786	31,587
Cash paid during the period for income taxes	341,987	198,271
NOTE 20—OTHER INCOME (EXPENSE), NET

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Foreign exchange gains (losses)	$(8,269)	$3,806	$5,891	$(4,384)
Unrealized gains (losses) on derivatives not designated as hedges (1)	(9,836)	16,671	10,778	(3,551)
Realized losses on derivatives not designated as hedges (2)	(10,380)	—	(10,380)	—
OpenText share in net income (loss) of equity investees (3)	1,644	(835)	3,637	(19,013)
Adjustment to gain on AMC Divestiture (4)	—	—	(4,175)	—
Loss on debt extinguishment (5)	—	(10,803)	—	(10,803)
Other miscellaneous income (expense)	263	1,111	631	(913)
Total other income (expense), net	$(26,578)	$9,950	$6,382	$(38,664)
______________________
(1)Represents the unrealized gains (losses) on our derivatives not designated as hedges related to the Micro Focus Acquisition (see Note 15 “Derivative Instruments and Hedging Activities” for more details).
(2)Represents the realized gains (losses) from the early termination of cross currency swaps on our derivatives not designated as hedges related to the Micro Focus Acquisition (see Note 15 “Derivative Instruments and Hedging Activities” for more details).
(3)Represents our share in net income (loss) of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see Note 7 “Prepaid Expenses and Other Assets” for more details).
(4)Represents final settlement of working capital and other adjustments (see Note 17 “Acquisitions and Divestitures” for more details).
(5)During the three and nine months ended March 31, 2024, we recognized a loss on debt extinguishment of $10.8 million related to the acceleration and recognition of unamortized debt discount and issuance costs resulting from the optional repayments of the Acquisition Term Loan in Fiscal 2024.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Basic earnings per share
Net income attributable to OpenText	$92,805	$98,285	$407,035	$216,861
Basic earnings per share attributable to OpenText	$0.35	$0.36	$1.54	$0.80
Diluted earnings per share
Net income attributable to OpenText	$92,805	$98,285	$407,035	$216,861
Diluted earnings per share attributable to OpenText	$0.35	$0.36	$1.53	$0.80
Weighted-average number of shares outstanding (in ‘000’s)
Basic	262,841	272,272	265,132	271,671
Effect of dilutive securities	993	761	478	678
Diluted	263,834	273,033	265,610	272,349
Excluded as anti-dilutive (1)	12,864	7,414	12,424	7,631
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
During the nine months ended March 31, 2025, Mr. Stephen Sadler, a member of the Board of Directors, earned consulting fees from OpenText for assistance with acquisition-related business activities. The fees earned were not material. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 23—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on April 29, 2025, a dividend of $0.2625 per Common Share. The record date for this dividend is June 6, 2025 and the payment date is June 20, 2025. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Expansion of Business Optimization Plan
On April 29, 2025, the Board approved an expansion of our previously announced Business Optimization Plan to complete strategic initiatives, integration and simplification following the Micro Focus acquisition, AMC Divestiture and other growth and innovation plans including the deployment of AI and automation.
We expect up to approximately $200.0 million of additional costs to be incurred to complete this final phase of the Business Optimization Plan, bringing the combined plan up to approximately $260.0 million. As of March 31, 2025, $57.1 million of the original $60.0 million has been recorded within Special charges (recoveries) within the Condensed Consolidated Statements of Income to date. The entire Business Optimization Plan is expected to be substantially completed by the second quarter of Fiscal 2027.
This expansion includes costs associated with workforce reduction due to automation, centralization and simplification, and corresponding facility costs related to a reduction of our real estate footprint globally. On an overall basis, the expansion is expected to result in a total net reduction of approximately 2,000 positions, an increase of approximately 1,600 positions from the previously announced plan. Facility costs include the accelerated amortization associated with the abandonment of right of use assets, the write-off of fixed assets, and other related variable lease and exit costs.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal years beginning July 1, 2024 and ending June 30, 2025 (Fiscal 2025) and July 1, 2025 and ending June 30, 2026 (Fiscal 2026) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and operations, strategic goals and business planning process, including the Company’s business optimization plan announced in July 2024 (the Business Optimization Plan); (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases, the timing thereof and the customers targeted; (viii) the Company’s financial condition, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates, including Canada's newly enacted global minimum tax act; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) acquisitions and their expected impact, including our ability to realize the benefits expected from the acquisitions and to successfully integrate the assets we acquire or utilize such assets to their full capacity, including in connection with the acquisition of Micro Focus International Limited, formerly Micro Focus International plc, and its subsidiaries (Micro Focus) (see Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details); (xxiii) tax audits; (xxiv) the expected impact of the Russia-Ukraine and Middle East conflicts on our business;(xxv) expected costs of the restructuring and business optimization plans; (xxvi) targets regarding greenhouse gas emissions, waste diversion, energy consumption and Equity, Diversity and Inclusion (ED&I) initiatives; (xvii) integration of Micro Focus, resulting synergies and timing thereof; (xxviii) divestitures and their expected impact, including in connection with the divestiture of the Application, Modernization and Connectivity (AMC) business (the AMC Divestiture) and the accompanying transition services agreement (TSA) (see Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details); (xxix) the implementation of or changes to global tariff regimes or other trade policies and the resulting uncertainty to the macroeconomic environment; and (xxx) other matters.
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) our inability to realize successfully any anticipated synergy benefits from the acquisition of Micro Focus (Micro Focus Acquisition); (ii) the actual and potential impacts of the use of cash and incurrence of indebtedness, including the granting of security interests related to such debt; (iii) the change in scope and size of our operations as a result of the Micro Focus Acquisition and the AMC Divestiture; (iv) the uncertainty around expectations related to Micro Focus’ business prospects; (v) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (vi) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses, including the acquisition of Micro Focus; (vii) the potential for the incurrence of or assumption of debt in connection with acquisitions, its impact on future operations and on the ratings or outlooks of rating agencies on our outstanding debt securities, and the possibility of not being able to generate sufficient cash to service all indebtedness; (viii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (ix) the risks associated with bringing new products and services to market; (x) fluctuations in currency exchange rates (including as a result of the impact of any policy changes resulting from trade and tariff disputes) and the impact of mark-to-market valuation relating to associated derivatives; (xi) delays in the purchasing decisions of the Company’s customers; (xii) competition the Company faces in its industry and/or marketplace; (xiii) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xiv) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xvi) the continuous commitment of the Company’s customers; (xvii) demand for the Company’s products and services; (xviii) increase in exposure to international business risks including the impact of geopolitical instability, political unrest, war and other global conflicts, and other geopolitical tensions, including the Russia-Ukraine and the Middle East conflicts, as we continue to increase our international operations; (xix) adverse macroeconomic conditions, such as potential increases or changes in global tariff policies and structures and the timing thereof, the effects of global relations, including escalating tensions, imposition of tariffs, retaliatory measures, restrictive regulations or boycotts, and other trade policies, inflation, disruptions in global supply chains and increased labour costs; (xx) inability to raise capital at all or on not unfavorable terms in the future; (xxi) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); (xxii) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities; and (xxiii) risks related to the AMC Divestiture, TSA, and the impact of the divestiture on our remaining business. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company’s offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic due to remote working arrangements; (xiv) failure to achieve our environmental goals on energy consumption, waste diversion and greenhouse gas emissions or our targets relating to ED&I initiatives; (xv) failure to attract and retain key personnel to develop and effectively manage the Company’s business; and (xvi) the ability of the Company’s subsidiaries to make distributions to the Company.
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
All dollar and percentage comparisons made herein refer to the three and nine months ended March 31, 2025 compared with the three and nine months ended March 31, 2024, unless otherwise noted.
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
As of March 31, 2025, we employed a total of approximately 21,700 individuals. Of the total 21,700 individuals we employed as of March 31, 2025, 7,500 or 35% are in the Americas, 4,800 or 22% are in EMEA and 9,400 or 43% are in Asia Pacific. Currently, we have employees in 42 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. See “Results of Operations” below for our definitions of geographic regions.
Quarterly Summary:
During the third quarter of Fiscal 2025 we saw the following activity, as compared to the third quarter of Fiscal 2024, which includes the results of the AMC Business prior to the AMC Divestiture, which has an impact on period-over-period comparisons. See “Divestiture of AMC Business” under “Results of Operations”, below for more details:
•Total revenue was $1,254.4 million, down 13.3% compared to the same period in the prior fiscal year; down 11.9% after factoring in the unfavorable impact of $21.0 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $1,030.0 million, down 10.1% compared to the same period in the prior fiscal year; down 8.7% after factoring in the unfavorable impact of $16.2 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $462.6 million, up 1.8% compared to the same period in the prior fiscal year; up 3.0% after factoring in the unfavorable impact of $5.4 million of foreign exchange rate changes.
•GAAP-based gross margin was 71.6% compared to 73.0% in the same period in the prior fiscal year.
•Non-GAAP-based gross margin was 75.7% compared to 76.7% in the same period in the prior fiscal year.

•GAAP-based net income attributable to OpenText was $92.8 million compared to $98.3 million in the same period in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $215.8 million compared to $257.0 million in the same period in the prior fiscal year.
•GAAP-based earnings per share (EPS), diluted, was $0.35 compared to $0.36 in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $0.82 compared to $0.94 the same period in the prior fiscal year.
•Adjusted EBITDA, a non-GAAP measure, was $395.3 million compared to $463.7 million in the same period in the prior fiscal year.
•Operating cash flow was $672.4 million for the nine months ended March 31, 2025 compared to $782.5 million in the same period in the prior fiscal year, down 14.1%.
•Cash and cash equivalents were $1,278.0 million as of March 31, 2025, compared to $1,280.7 million as of June 30, 2024.
•Enterprise cloud bookings were $151.2 million, compared to $165.1 million in the same period in the prior fiscal year. We define Enterprise cloud bookings as the total value from cloud services and subscription contracts entered into in the period that is new, committed and incremental to our existing contracts, entered into with our enterprise-based customers.
•During the three months ended March 31, 2025, we repurchased and cancelled 4,350,716 Common Shares for $116.7 million, inclusive of 2% Canadian excise taxes recorded (nil in the three months ended March 31, 2024).
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
Impacts of Geopolitical Conflicts and Diplomatic Tensions
We continue to monitor the geopolitical conflicts and diplomatic tensions around the world, including the Russia-Ukraine and Middle East conflicts. We have ceased all direct business in Russia and Belarus. We continue to operate our Israeli-based business and support our employees in the region. While our operations within these locations are not material and we do not expect these geopolitical conflicts to have a material adverse effect on our overall business, results of operations or financial condition, it is not possible to predict the broader consequences or broader expansion of these conflicts, including adverse effects on the global economy, on our business and operations as well as those of our customers, partners and third party service providers. See also “Outlook for Remainder of Fiscal 2025” for significant tariff and trade developments. For more information, see Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for Fiscal 2024.
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

We are committed to continuous innovation. Our investments in research and development (R&D) push product innovation, increasing the value of our offerings to our existing customer base and new customers, which includes Global 10,000 companies (G10K), SMBs and consumers. The G10K are the world’s largest companies, ranked by estimated total revenues, as well as the world’s largest governments and global organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. On a fiscal year-to-date basis, we have invested $568.8 million or 14.7% of revenue in R&D expense, which is in line with our target spend for R&D expense this fiscal year.
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
We conduct business globally and are subject to a complex and evolving international trade environment. Recent trade tensions among major economies, including the United States, Canada, China, the European Union and others, have led to the imposition of tariffs and other restrictive measures. These tariffs do not currently include software, services, intangibles, and other digital services; however, we cannot predict future trade policy or tariffs, including the impact or timing thereof, or whether such services will be subject to any form of tariffs or other restrictions in the future. We also cannot predict the impact that such tariffs and other restrictive measures will have on the macroeconomic environment or to our customers, which could impact our business and our results of operations.
We will continue to closely monitor the potential impacts of inflation with respect to wages, services and goods, concerns regarding any potential recession, higher interest rates, potential increases or changes in global tariff policies and structures and other trade policies, financial market volatility, the Russia-Ukraine and Middle East conflicts and other geopolitical disputes on our business. See Part II, Item 1A “Risk Factors” herein and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2024.
Further, on April 29, 2025, the Board approved an expansion of our previously announced Business Optimization Plan to complete strategic initiatives, integration and simplification following the Micro Focus acquisition, AMC Divestiture and other growth and innovation plans including the deployment of AI and automation.
We expect up to approximately $200.0 million of additional costs to be incurred to complete this final phase of the Business Optimization Plan, bringing the combined plan up to approximately $260.0 million. As of March 31, 2025, $57.1 million of the original $60.0 million has been recorded within Special charges (recoveries) within the Condensed Consolidated Statements of Income to date. The entire Business Optimization Plan is expected to be substantially completed by the second quarter of Fiscal 2027.
This expansion includes costs associated with workforce reduction due to automation, centralization and simplification, and corresponding facility costs related to a reduction of our real estate footprint globally. On an overall basis, the expansion is expected to result in a total net reduction of approximately 2,000 positions, an increase of approximately 1,600 positions from the previously announced plan. Facility costs include the accelerated amortization associated with the abandonment of right of use assets, the write-off of fixed assets, and other related variable lease and exit costs.
The expanded Business Optimization Plan along with other savings initiatives, when fully implemented, is expected to generate total annualized savings of approximately $490.0 million to $550.0 million, an increase of $340.0 million to $400.0 million on an annualized basis. Of this, approximately 50% will be realized in Fiscal 2026, with the remaining annualized benefit to be realized in Fiscal 2027. See Note 23 “Subsequent Events” to our Condensed Consolidated Financial Statements for additional details on the expansion of the Business Optimization Plan.
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
Divestiture of AMC Business
On May 1, 2024, the Company completed the sale of its AMC business to Rocket Software. The AMC business was comprised of the legacy OpenText connectivity business and the legacy Micro Focus AMC business. The comparability of our operating results for the three and nine months ended March 31, 2025 as compared to the three and nine months ended March 31, 2024 was impacted by the recent divestiture of our AMC business, the results of which were excluded from those of OpenText beginning May 1, 2024. As such, AMC business operating results were included in the consolidated operating results for the three and nine months ended March 31, 2024, but were not included in the consolidated operating results for the three and nine months ended March 31, 2025.
Our total revenues decreased by $192.8 million and $549.6 million, primarily across license and customer support product types in the three and nine months ended March 31, 2025, respectively, relative to the three and nine months ended March 31, 2024, primarily due to the exclusion of revenue contributions from the AMC business, and the unfavorable impact of $21.0 million and $15.4 million, respectively, of foreign exchange rate changes. The following table illustrates the revenues contributed by the AMC business during the three and nine months ended March 31, 2024,

(In thousands)	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2024
Cloud services and subscriptions	$—	$—
Customer support	85,767	253,982
License	42,032	127,923
Professional service and other	5,697	15,663
Total revenues	$133,496	$397,568
Transition Services Agreement
In connection with the AMC Divestiture, we entered into a TSA with Rocket Software, whereby we agreed to provide certain transition services to Rocket Software for up to 24 months from May 1, 2024. These transition service costs are reimbursable by Rocket Software. During the three and nine months ended March 31, 2025, we billed Rocket Software $4.2 million and $31.4 million, respectively, under the TSA. The following table illustrates the financial statement impact of these TSA reimbursements, which have been recorded as an offset to the respective costs incurred, within our Condensed Consolidated Statements of Income. Substantially all of the transition services pursuant to the TSA were completed as of the quarter ended March 31, 2025.

(In thousands)	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2025
Professional service and other cost of revenue	$1	$335
Customer support cost of revenue	98	1,352
Research and development	14	715
Sales and marketing	195	2,823
General and administrative	3,894	26,181
Total	$4,202	$31,407

Summary of Results of Operations

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Total Revenues by Product Type:
Cloud services and subscriptions	$462,614	$8,086	$454,528	$1,381,944	$26,311	$1,355,633
Customer support	567,379	(124,062)	691,441	1,753,464	(331,452)	2,084,916
License	138,363	(62,000)	200,363	453,099	(209,528)	662,627
Professional service and other	86,007	(14,792)	100,799	269,361	(34,891)	304,252
Total revenues	1,254,363	(192,768)	1,447,131	3,857,868	(549,560)	4,407,428
Total Cost of Revenues	356,109	(35,248)	391,357	1,071,280	(132,836)	1,204,116
Total GAAP-based Gross Profit	898,254	(157,520)	1,055,774	2,786,588	(416,724)	3,203,312
Total GAAP-based Gross Margin %	71.6%		73.0%	72.2%		72.7%
Total GAAP-based Operating Expenses	689,164	(139,542)	828,706	2,075,457	(434,028)	2,509,485
Total GAAP-based Income from Operations	$209,090	$(17,978)	$227,068	$711,131	$17,304	$693,827

% Revenues by Product Type:
Cloud services and subscriptions	36.9%		31.4%	35.8%		30.8%
Customer support	45.2%		47.8%	45.5%		47.3%
License	11.0%		13.8%	11.7%		15.0%
Professional service and other	6.9%		7.0%	7.0%		6.9%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$174,186	$(12,214)	$186,400	$521,731	$(16,229)	$537,960
Customer support	61,733	(12,906)	74,639	186,963	(36,064)	223,027
License	7,504	735	6,769	20,497	3,906	16,591
Professional service and other	65,487	(9,968)	75,455	200,443	(30,393)	230,836
Amortization of acquired technology-based intangible assets	47,199	(895)	48,094	141,646	(54,056)	195,702
Total cost of revenues	$356,109	$(35,248)	$391,357	$1,071,280	$(132,836)	$1,204,116

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	62.3%		59.0%	62.2%		60.3%
Customer support	89.1%		89.2%	89.3%		89.3%
License	94.6%		96.6%	95.5%		97.5%
Professional service and other	23.9%		25.1%	25.6%		24.1%

Total Revenues by Geography: (1)
Americas (2)	$719,804	$(109,026)	$828,830	$2,213,904	$(344,440)	$2,558,344
EMEA (3)	420,134	(61,041)	481,175	1,288,433	(143,067)	1,431,500
Asia Pacific (4)	114,425	(22,701)	137,126	355,531	(62,053)	417,584
Total revenues	$1,254,363	$(192,768)	$1,447,131	$3,857,868	$(549,560)	$4,407,428
% Revenues by Geography:
Americas (2)	57.4%		57.3%	57.4%		58.0%
EMEA (3)	33.5%		33.3%	33.4%		32.5%
Asia Pacific (4)	9.1%		9.4%	9.2%		9.5%

Other Metrics:
GAAP-based gross margin	71.6%		73.0%	72.2%		72.7%
Non-GAAP-based gross margin (5)	75.7%		76.7%	76.3%		77.5%
Net income, attributable to OpenText	$92,805		$98,285	$407,035		$216,861
GAAP-based EPS, diluted	$0.35		$0.36	$1.53		$0.80
Non-GAAP-based EPS, diluted (5)	$0.82		$0.94	$2.85		$3.19
Adjusted EBITDA (5)	$395,251		$463,673	$1,340,536		$1,524,786
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
Beginning with the quarter ended September 30, 2024, we have disclosed the cloud renewal rate on a net basis (cloud net renewal rate). This rate includes increases and decreases in renewed contract values driven by product mix, volume and consumption, and changes for price adjustments relating to renewed contract values, which were not part of the historical calculation of the cloud renewal rate. For the quarter ended March 31, 2025, our cloud net renewal rate, excluding the impact of Carbonite Inc. and Zix Corporation, was 96%.
Cost of Cloud services and subscriptions revenues is comprised primarily of third-party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs and some third party royalty costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Cloud Services and Subscriptions:
Americas	$335,584	$(2,899)	$338,483	$1,009,806	$1,947	$1,007,859
EMEA	99,247	11,009	88,238	286,970	24,814	262,156
Asia Pacific	27,783	(24)	27,807	85,168	(450)	85,618
Total Cloud Services and Subscriptions Revenues	462,614	8,086	454,528	1,381,944	26,311	1,355,633
Cost of Cloud Services and Subscriptions Revenues	174,186	(12,214)	186,400	521,731	(16,229)	537,960
GAAP-based Cloud Services and Subscriptions Gross Profit	$288,428	$20,300	$268,128	$860,213	$42,540	$817,673
GAAP-based Cloud Services and Subscriptions Gross Margin %	62.3%		59.0%	62.2%		60.3%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	72.5%		74.5%	73.1%		74.3%
EMEA	21.5%		19.4%	20.8%		19.3%
Asia Pacific	6.0%		6.1%	6.1%		6.4%
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Cloud services and subscriptions revenues increased by $8.1 million or 1.8% during the three months ended March 31, 2025 as compared to the same period in the prior fiscal year; up 3.0% after factoring in the unfavorable impact of $5.4 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $11.0 million partially offset by a decrease in Americas of $2.9 million.
There were 32 cloud services contracts greater than $1.0 million that closed during the third quarter of Fiscal 2025, compared to 28 contracts during the third quarter of Fiscal 2024.
Cost of Cloud services and subscriptions revenues decreased by $12.2 million during the three months ended March 31, 2025 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in third-party network usage fees of $7.3 million and a decrease in labour-related costs of $5.1 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 62% from 59%.

Nine Months Ended March 31, 2025 Compared to Nine Months Ended March 31, 2024
Cloud services and subscriptions revenues increased by $26.3 million or 1.9% during the nine months ended March 31, 2025 as compared to the same period in the prior fiscal year; up 2.3% after factoring in the unfavorable impact of $4.7 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $24.8 million, an increase in Americas of $1.9 million, partially offset by a decrease in Asia Pacific of $0.5 million.
There were 106 cloud services contracts greater than $1.0 million that closed during the first nine months of Fiscal 2025, compared to 97 contracts during the first nine months of Fiscal 2024.
Cost of Cloud services and subscriptions revenues decreased by $16.2 million during the nine months ended March 31, 2025 as compared to the same period in the prior fiscal year. This was due to a decrease in labour-related costs of $15.0 million, and a decrease in third-party network usage fees of $1.8 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 62% from 60%.
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
Beginning with the quarter ended September 30, 2024, we have disclosed the customer support renewal rate on a net basis (customer support net renewal rate). This rate includes increases in renewed contract values driven by volume and consumption, and excludes reductions driven by shifts from customer support renewals where customers migrate to other product types, which were not part of the historical calculation of the customer support renewal rate. For the quarter ended March 31, 2025, our customer support net renewal rate was 90%.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Customer Support Revenues:
Americas	$296,305	$(63,750)	$360,055	$908,074	$(213,596)	$1,121,670
EMEA	215,338	(42,830)	258,168	672,746	(84,663)	757,409
Asia Pacific	55,736	(17,482)	73,218	172,644	(33,193)	205,837
Total Customer Support Revenues	567,379	(124,062)	691,441	1,753,464	(331,452)	2,084,916
Cost of Customer Support Revenues	61,733	(12,906)	74,639	186,963	(36,064)	223,027
GAAP-based Customer Support Gross Profit	$505,646	$(111,156)	$616,802	$1,566,501	$(295,388)	$1,861,889
GAAP-based Customer Support Gross Margin %	89.1%		89.2%	89.3%		89.3%

% Customer Support Revenues by Geography:
Americas	52.2%		52.1%	51.8%		53.8%
EMEA	38.0%		37.3%	38.4%		36.3%
Asia Pacific	9.8%		10.6%	9.8%		9.9%
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Customer support revenues decreased by $124.1 million or 17.9% during the three months ended March 31, 2025 as compared to the same period in the prior fiscal year; down 16.4% after factoring in the unfavorable impact of $10.8 million of foreign exchange rate changes. The decrease was primarily due to the exclusion of customer support revenue contributions as a result of the AMC Divestiture. Geographically, the overall change was attributable to a decrease in Americas of $63.8 million, a decrease in EMEA of $42.8 million and a decrease in Asia Pacific of $17.5 million.
Cost of Customer support revenues decreased by $12.9 million during the three months ended March 31, 2025 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $11.5 million over the comparative period. Overall, the gross margin percentage on Customer support revenues remained stable at 89%.
Nine Months Ended March 31, 2025 Compared to Nine Months Ended March 31, 2024
Customer support revenues decreased by $331.5 million or 15.9% during the nine months ended March 31, 2025 as compared to the same period in the prior fiscal year; down 15.5% after factoring in the unfavorable impact of $7.9 million of foreign exchange rate changes. The decrease was primarily due to the exclusion of customer support revenue contributions as a result of the AMC Divestiture. Geographically, the overall change was attributable to a decrease in Americas of $213.6 million, a decrease in EMEA of $84.7 million and a decrease in Asia Pacific of $33.2 million.
Cost of Customer support revenues decreased by $36.1 million during the nine months ended March 31, 2025 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $33.8 million over the comparative period. Overall, the gross margin percentage on Customer support revenues remained stable at 89%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
License Revenues:
Americas	$57,559	$(35,489)	$93,048	$198,618	$(111,790)	$310,408
EMEA	61,948	(22,078)	84,026	193,921	(70,135)	264,056
Asia Pacific	18,856	(4,433)	23,289	60,560	(27,603)	88,163
Total License Revenues	138,363	(62,000)	200,363	453,099	(209,528)	662,627
Cost of License Revenues	7,504	735	6,769	20,497	3,906	16,591
GAAP-based License Gross Profit	$130,859	$(62,735)	$193,594	$432,602	$(213,434)	$646,036
GAAP-based License Gross Margin %	94.6%		96.6%	95.5%		97.5%

% License Revenues by Geography:
Americas	41.6%		46.4%	43.8%		46.8%
EMEA	44.8%		41.9%	42.8%		39.8%
Asia Pacific	13.6%		11.7%	13.4%		13.4%
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
License revenues decreased by $62.0 million or 30.9% during the three months ended March 31, 2025 as compared to the same period in the prior fiscal year; down 29.6% after factoring in the unfavorable impact of $2.7 million of foreign exchange rate changes. The decrease was primarily driven by the exclusion of license revenue contributions as a result of the AMC Divestiture and license revenues in the prior fiscal year relating to the grant of certain IP rights. Geographically, the overall change was attributable to a decrease in Americas of $35.5 million, a decrease in EMEA of $22.1 million and a decrease in Asia Pacific of $4.4 million.
During the third quarter of Fiscal 2025, we closed 51 license contracts greater than $0.5 million, of which 19 contracts were greater than $1.0 million, contributing $52.2 million of License revenues. This was compared to 55 license contracts greater than $0.5 million during the third quarter of Fiscal 2024, of which 23 contracts were greater than $1.0 million, contributing $92.3 million of License revenues.
Cost of License revenues increased by $0.7 million during the three months ended March 31, 2025 as compared to the same period in the prior fiscal year. Overall, the gross margin percentage on License revenues decreased to 95% from 97%.
Nine Months Ended March 31, 2025 Compared to Nine Months Ended March 31, 2024
License revenues decreased by $209.5 million or 31.6% during the nine months ended March 31, 2025 as compared to the same period in the prior fiscal year; down 31.3% after factoring in the unfavorable impact of $2.2 million of foreign exchange rate changes. The decrease was primarily driven by the exclusion of license revenue contributions as a result of the AMC Divestiture and license revenues in the prior fiscal year relating to the grant of certain IP rights. Geographically, the overall change was attributable to a decrease in Americas of $111.8 million, a decrease in EMEA of $70.1 million and a decrease in Asia Pacific of $27.6 million.

During the first nine months of Fiscal 2025, we closed 150 license contracts greater than $0.5 million, of which 58 contracts were greater than $1.0 million, contributing $163.2 million of License revenues. This was compared to 189 license contracts greater than $0.5 million during the first nine months of Fiscal 2024, of which 79 contracts were greater than $1.0 million, contributing $303.9 million of License revenues.
Cost of License revenues increased by $3.9 million during the nine months ended March 31, 2025 as compared to the same period in the prior fiscal year. Overall, the gross margin percentage on License revenues decreased to 95% from 97%.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Professional Service and Other Revenues:
Americas	$30,356	$(6,888)	$37,244	$97,406	$(21,001)	$118,407
EMEA	43,601	(7,142)	50,743	134,796	(13,083)	147,879
Asia Pacific	12,050	(762)	12,812	37,159	(807)	37,966
Total Professional Service and Other Revenues	86,007	(14,792)	100,799	269,361	(34,891)	304,252
Cost of Professional Service and Other Revenues	65,487	(9,968)	75,455	200,443	(30,393)	230,836
GAAP-based Professional Service and Other Gross Profit	$20,520	$(4,824)	$25,344	$68,918	$(4,498)	$73,416
GAAP-based Professional Service and Other Gross Margin %	23.9%		25.1%	25.6%		24.1%

% Professional Service and Other Revenues by Geography:
Americas	35.3%		36.9%	36.2%		38.9%
EMEA	50.7%		50.3%	50.0%		48.6%
Asia Pacific	14.0%		12.8%	13.8%		12.5%
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Professional service and other revenues decreased by $14.8 million or 14.7% during the three months ended March 31, 2025 as compared to the same period in the prior fiscal year; down 12.6% after factoring in the unfavorable impact of foreign exchange rate changes. The decrease was primarily due to the exclusion of professional services revenue contributions as a result of the AMC Divestiture. Geographically, the overall change was attributable to a decrease in Americas of $6.9 million, a decrease in EMEA of $7.1 million and a decrease in Asia Pacific of $0.8 million.
Cost of Professional service and other revenues decreased by $10.0 million during the three months ended March 31, 2025 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $10.1 million. Overall, the gross margin percentage on Professional service and other revenues decreased to 24% from 25%.

Nine Months Ended March 31, 2025 Compared to Nine Months Ended March 31, 2024
Professional service and other revenues decreased by $34.9 million or 11.5% during the nine months ended March 31, 2025 as compared to the same period in the prior fiscal year; down 11.3% after factoring in the unfavorable impact of foreign exchange rate changes. The decrease was partially due to the exclusion of professional services revenue contributions as a result of the AMC Divestiture over the comparative period. Geographically, the overall change was attributable to a decrease in Americas of $21.0 million, a decrease in EMEA of $13.1 million and a decrease in Asia Pacific of $0.8 million
Cost of Professional service and other revenues decreased by $30.4 million during the nine months ended March 31, 2025 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $30.8 million. Overall, the gross margin percentage on Professional service and other revenues increased to 26% from 24%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Amortization of acquired technology-based intangible assets	$47,199	$(895)	$48,094	$141,646	$(54,056)	$195,702
Amortization of acquired technology-based intangible assets decreased during the three months ended March 31, 2025 by $0.9 million as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to technology-based intangible assets from previous acquisitions becoming fully amortized.
Amortization of acquired technology-based intangible assets decreased during the nine months ended March 31, 2025 by $54.1 million as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to the AMC Divestiture and reduced amortization related to technology-based intangible assets from previous acquisitions becoming fully amortized.
Operating Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Research and development (1)	$197,333	$(29,188)	$226,521	$568,753	$(96,855)	$665,608
Sales and marketing (1)	260,102	(43,648)	303,750	779,913	(91,471)	871,384
General and administrative	115,718	(30,206)	145,924	321,804	(128,595)	450,399
Depreciation	32,474	365	32,109	96,524	(3,091)	99,615
Amortization of acquired customer-based intangible assets	79,683	(21,158)	100,841	242,235	(92,723)	334,958
Special charges (recoveries)	3,854	(15,707)	19,561	66,228	(21,293)	87,521
Total operating expenses	$689,164	$(139,542)	$828,706	$2,075,457	$(434,028)	$2,509,485

% of Total Revenues:
Research and development	15.7%		15.7%	14.7%		15.1%
Sales and marketing	20.7%		21.0%	20.2%		19.8%
General and administrative	9.2%		10.1%	8.3%		10.2%
Depreciation	2.6%		2.2%	2.5%		2.3%
Amortization of acquired customer-based intangible assets	6.4%		7.0%	6.3%		7.6%
Special charges (recoveries)	0.3%		1.4%	1.7%		2.0%
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

	Change between Three Months Ended March 31, 2025 and 2024	Change between Nine Months Ended March 31, 2025 and 2024
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$(11,847)	$(50,515)
Contract labour and consulting	(3,492)	(11,559)
Share-based compensation	(5,013)	(13,129)
Travel and communication	(622)	(1,333)
Facilities	(6,094)	(14,991)
Other miscellaneous	(2,120)	(5,328)
Total change in research and development expenses	$(29,188)	$(96,855)
Research and development expenses decreased by $29.2 million during the three months ended March 31, 2025 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $11.8 million, facility-related expenses decreased by $6.1 million, share-based compensation expense decreased by $5.0 million and contract labour and consulting expense decreased by $3.5 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable at 16% as compared to the same period in the prior fiscal year.
Research and development expenses decreased by $96.9 million during the nine months ended March 31, 2025 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $50.5 million, facility-related expenses decreased by $15.0 million, share-based compensation expense decreased by $13.1 million and contract labour and consulting decreased by $11.6 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable at 15% compared to the same period in the prior fiscal year.
Our research and development labour resources decreased by 608 employees, from 7,980 employees at March 31, 2024 to 7,372 employees at March 31, 2025.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Three Months Ended March 31, 2025 and 2024	Change between Nine Months Ended March 31, 2025 and 2024
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$(21,400)	$(63,165)
Commissions	(8,801)	(6,264)
Contract labour and consulting	(1,490)	(4,394)
Share-based compensation	(4,075)	(9,134)
Travel and communication	(1,200)	(2,055)
Marketing expenses	(1,430)	(749)
Facilities	(2,296)	(5,610)
Credit loss expense	(2,151)	3,454
Other miscellaneous	(805)	(3,554)
Total change in sales and marketing expenses	$(43,648)	$(91,471)
Sales and marketing expenses decreased by $43.6 million during the three months ended March 31, 2025 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $21.4 million, commissions decreased by $8.8 million, share-based compensation expense decreased by $4.1 million, and facility-related expenses decreased by $2.3 million. Overall, our sales and marketing expenses, as a percentage of total revenues, remained stable at 21% compared to the same period in the prior fiscal year.
Sales and marketing expenses decreased by $91.5 million during the nine months ended March 31, 2025 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $63.2 million, share-based compensation expense decreased by $9.1 million, commissions decreased by $6.3 million, facility-related expenses decreased by $5.6 million, and contract labour and consulting expenses decreased by $4.4 million. Overall, our sales and marketing expenses, as a percentage of total revenues, remained stable at 20% compared to the same period in the prior fiscal year.
Our sales and marketing labour resources decreased by 486 employees, from 4,520 employees at March 31, 2024 to 4,034 employees at March 31, 2025.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Three Months Ended March 31, 2025 and 2024	Change between Nine Months Ended March 31, 2025 and 2024
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$(7,581)	$(29,022)
Contract labour and consulting	(5,120)	(25,768)
Share-based compensation	(1,880)	(3,683)
Travel and communication	(2,293)	(7,612)
Facilities	3,253	2,260
Other miscellaneous	(16,585)	(64,770)
Total change in general and administrative expenses	$(30,206)	$(128,595)
General and administrative expenses decreased by $30.2 million during the three months ended March 31, 2025 as compared to the same period in the prior fiscal year. Other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, decreased by $16.6 million primarily driven by a reduction in costs related to IP, including the grant of certain IP rights and the resolution of certain historical IP related matters in the prior fiscal year, and reductions in other professional fees. Additionally, payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $7.6 million and contract labour and consulting expenses decreased by $5.1 million. Overall, general and administrative expenses, as a percentage of total revenues, decreased to 9% compared to 10% for the same period in the prior fiscal year.
General and administrative expenses decreased by $128.6 million during the nine months ended March 31, 2025 as compared to the same period in the prior fiscal year. Other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, decreased by $64.8 million primarily driven by a reduction in costs related to IP, including the grant of certain IP rights and the resolution of certain historical IP related matters in the prior fiscal year, and reductions in other professional fees. Additionally, payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $29.0 million, contract labour and consulting expenses decreased by $25.8 million and travel and communication expenses decreased by $7.6 million. Overall, general and administrative expenses, as a percentage of total revenues, decreased to 8% compared to 10% for the same period in the prior fiscal year.
Our general and administrative labour resources decreased by 507 employees, from 3,514 employees at March 31, 2024 to 3,007 employees at March 31, 2025.
Depreciation expenses:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Depreciation	$32,474	$365	$32,109	$96,524	$(3,091)	$99,615
Depreciation expenses increased during the three months ended March 31, 2025 by $0.4 million as compared to the same period in the prior fiscal year. Depreciation expenses, as a percentage of total revenue, increased for the three months ended March 31, 2025 to approximately 3% as compared to 2% for the same period in the prior fiscal year.
Depreciation expenses decreased during the nine months ended March 31, 2025 by $3.1 million compared to the same period in the prior fiscal year. Depreciation expenses, as a percentage of total revenue, remained stable for the nine months ended March 31, 2025 at 3% as compared to the same period in the prior fiscal year.

Amortization of acquired customer-based intangible assets:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Amortization of acquired customer-based intangible assets	$79,683	$(21,158)	$100,841	$242,235	$(92,723)	$334,958
Amortization of acquired customer-based intangible assets decreased during the three months ended March 31, 2025 by $21.2 million, as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to customer-based intangible assets from previous acquisitions becoming fully amortized.
Amortization of acquired customer-based intangible assets decreased during the nine months ended March 31, 2025 by $92.7 million, as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to the AMC Divestiture and reduced amortization related to customer-based intangible assets from previous acquisitions becoming fully amortized.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Special charges (recoveries)	$3,854	$(15,707)	$19,561	$66,228	$(21,293)	$87,521
Special charges (recoveries) decreased by $15.7 million during the three months ended March 31, 2025 over the comparative period. This was primarily due to a decrease in restructuring costs related to the Micro Focus Acquisition of $9.6 million and a decrease in divestiture costs of $6.9 million, partially offset by an increase related to the Business Optimization Plan of $2.3 million, as compared to the same period in the prior fiscal year.
Special charges (recoveries) decreased by $21.3 million during the nine months ended March 31, 2025 as compared to the same period in the prior fiscal year. Restructuring costs related to the Micro Focus Acquisition decreased by $62.3 million, divestiture costs decreased by $9.7 million and other miscellaneous charges decreased by $4.9 million, partially offset by an increase in restructuring costs of $57.1 million related to the Business Optimization Plan, as compared to the same period in the prior fiscal year.
For more details on Special charges (recoveries), see Note 16 “Special Charges (Recoveries)” to our Condensed Consolidated Financial Statements.

Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Foreign exchange gains (losses)	$(8,269)	$(12,075)	$3,806	$5,891	$10,275	$(4,384)
Unrealized gains (losses) on derivatives not designated as hedges (1)	(9,836)	(26,507)	16,671	10,778	14,329	(3,551)
Realized losses on derivatives not designated as hedges (2)	(10,380)	(10,380)	—	(10,380)	(10,380)	—
OpenText share in net income (loss) of equity investees (3)	1,644	2,479	(835)	3,637	22,650	(19,013)
Adjustment to gain on AMC Divestiture (4)	—	—	—	(4,175)	(4,175)	—
Loss on debt extinguishment (5)	—	10,803	(10,803)	—	10,803	(10,803)
Other miscellaneous income (expense)	263	(848)	1,111	631	1,544	(913)
Total other income (expense), net	$(26,578)	$(36,528)	$9,950	$6,382	$45,046	$(38,664)
__________________________
(1)Represents the unrealized gains (losses) on our derivatives not designated as hedges related to the Micro Focus Acquisition (see Note 15 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for more details).
(2)Represents the realized gains (losses) from the early termination of cross currency swaps on our derivatives not designated as hedges related to the Micro Focus Acquisition (see Note 15 “Derivative Instruments and Hedging Activities” for more details).
(3)Represents our share in net income (loss) of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see Note 7 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).
(4)Represents final settlement of working capital and other adjustments (see Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details).
(5)During the three and nine months ended March 31, 2024, we recognized a loss on debt extinguishment of $10.8 million related to the acceleration and recognition of unamortized debt discount and issuance costs resulting from the optional repayments of the Acquisition Term Loan in Fiscal 2024.
Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Interest expense related to total outstanding debt (1)	$84,240	$(52,793)	$137,033	$266,924	$(158,477)	$425,401
Interest income	(11,910)	313	(12,223)	(38,371)	(4,671)	(33,700)
Other miscellaneous expense (2)	6,486	(1,367)	7,853	18,160	(3,858)	22,018
Total interest and other related expense, net	$78,816	$(53,847)	$132,663	$246,713	$(167,006)	$413,719
__________________________
(1)For more details, see Note 9 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
(2)Other miscellaneous expense primarily consists of the amortization of debt discount and the debt issuance costs. For more details, see Note 9 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Provision for Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Provision for income taxes	$10,842	$4,814	$6,028	$63,618	$39,184	$24,434
The Company’s effective tax rate for the three months ended March 31, 2025 increased to a provision of 10.5% compared to a provision of 5.8% for the three months ended March 31, 2024. The Company’s effective tax rate for the three months ended March 31, 2025 differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to foreign tax credits, research and development credits, and the effect of foreign rate differences, partially offset by withholding taxes, foreign source income inclusion in the U.S. and a net increase in unrecognized tax benefits.
The Company’s effective tax rate for the three months ended March 31, 2024 differs from the Canadian statutory rate primarily due to tax benefits related to change in valuation allowance, foreign tax credits, and research and development credits, partially offset by U.S. Base Erosion and Anti-Abuse Tax (BEAT), withholding taxes, and an increase to uncertain tax positions.
The Company’s effective tax rate for the nine months ended March 31, 2025 increased to a provision of 13.5% compared to a provision of 10.1% for the nine months ended March 31, 2024. The Company’s effective tax rate for the nine months ended March 31, 2025 differs from the Canadian statutory rate of 26.5% primarily due to tax benefits related to a net decrease in unrecognized tax benefits, foreign tax credits, research and development credits, partially offset by withholding taxes and foreign source income inclusion in the U.S.
The Company’s effective tax rate for the nine months ended March 31, 2024 differs from the Canadian statutory rate primarily due to tax benefits related to foreign tax credits, research and development credits, and a change in valuation allowance, partially offset by U.S. BEAT and withholding taxes.
Numerous countries have agreed to a statement in support of the Organization for Economic Co-Operation and Development model rules that propose a global minimum tax rate of 15.0% for companies with revenue above €750.0 million, calculated on a country-by-country basis, and E.U. member states have agreed to implement the global minimum tax. On June 20, 2024, Canada enacted the new Global Minimum Tax Act, imposing a 15.0% global minimum tax on profits. Certain other countries have enacted or are expected to enact similar legislation. We are unable to predict when and how such rules in various jurisdictions will be enacted into law; however, it is possible that the implementation of relevant legislation could impact our liability for taxes. As of the three and nine months ended March 31, 2025, the impact of the global minimum tax is not material.
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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2025
(In thousands, except for per share data)

	Three Months Ended March 31, 2025
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$174,186		$(1,846)	(1)	$172,340
Customer support	61,733		(812)	(1)	60,921
Professional service and other	65,487		(922)	(1)	64,565
Amortization of acquired technology-based intangible assets	47,199		(47,199)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	898,254	71.6%	50,779	(3)	949,033	75.7%
Operating expenses
Research and development	197,333		(4,737)	(1)	192,596
Sales and marketing	260,102		(6,842)	(1)	253,260
General and administrative	115,718		(7,841)	(1)	107,877
Amortization of acquired customer-based intangible assets	79,683		(79,683)	(2)	—
Special charges (recoveries)	3,854		(3,854)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	209,090		153,736	(5)	362,826
Other income (expense), net	(26,578)		26,578	(6)	—
Provision for income taxes	10,842		57,320	(7)	68,162
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	92,805		122,994	(8)	215,799
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.35		$0.47	(8)	$0.82
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 10% and a Non-GAAP-based tax rate of approximately 24%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Beginning in Fiscal 2025, net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 have been fully utilized and are no longer included. In arriving at our Non-GAAP-based tax rate of approximately 24%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended March 31, 2025
		Per share diluted
GAAP-based net income, attributable to OpenText	$92,805	$0.35
Add:
Amortization	126,882	0.49
Share-based compensation	23,000	0.09
Special charges (recoveries)	3,854	0.01
Other (income) expense, net	26,578	0.10
GAAP-based provision for income taxes	10,842	0.04
Non-GAAP-based provision for income taxes	(68,162)	(0.26)
Non-GAAP-based net income, attributable to OpenText	$215,799	$0.82
Reconciliation of Adjusted EBITDA

Three Months Ended March 31, 2025
GAAP-based net income, attributable to OpenText	$92,805
Add:
Provision for income taxes	10,842
Interest and other related expense, net	78,816
Amortization of acquired technology-based intangible assets	47,199
Amortization of acquired customer-based intangible assets	79,683
Depreciation	32,474
Share-based compensation	23,000
Special charges (recoveries)	3,854
Other (income) expense, net	26,578
Adjusted EBITDA	$395,251

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2024
(In thousands, except for per share data)

	Three Months Ended March 31, 2024
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$186,400		$(3,292)	(1)	$183,108
Customer support	74,639		(1,149)	(1)	73,490
Professional service and other	75,455		(1,458)	(1)	73,997
Amortization of acquired technology-based intangible assets	48,094		(48,094)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,055,774	73.0%	53,993	(3)	1,109,767	76.7%
Operating expenses
Research and development	226,521		(10,799)	(1)	215,722
Sales and marketing	303,750		(12,260)	(1)	291,490
General and administrative	145,924		(7,084)	(1)	138,840
Amortization of acquired customer-based intangible assets	100,841		(100,841)	(2)	—
Special charges (recoveries)	19,561		(19,561)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	227,068		204,538	(5)	431,606
Other income (expense), net	9,950		(9,950)	(6)	—
Provision for income taxes	6,028		35,824	(7)	41,852
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	98,285		158,764	(8)	257,049
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.36		$0.58	(8)	$0.94
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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2025
(In thousands, except for per share data)

	Nine Months Ended March 31, 2025
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$521,731		$(6,828)	(1)	$514,903
Customer support	186,963		(3,293)	(1)	183,670
Professional service and other	200,443		(3,509)	(1)	196,934
Amortization of acquired technology-based intangible assets	141,646		(141,646)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	2,786,588	72.2%	155,276	(3)	2,941,864	76.3%
Operating expenses
Research and development	568,753		(20,560)	(1)	548,193
Sales and marketing	779,913		(27,380)	(1)	752,533
General and administrative	321,804		(21,349)	(1)	300,455
Amortization of acquired customer-based intangible assets	242,235		(242,235)	(2)	—
Special charges (recoveries)	66,228		(66,228)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	711,131		533,028	(5)	1,244,159
Other income (expense), net	6,382		(6,382)	(6)	—
Provision for income taxes	63,618		175,768	(7)	239,386
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	407,035		350,878	(8)	757,913
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$1.53		$1.32	(8)	$2.85
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

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2025
		Per share diluted
GAAP-based net income, attributable to OpenText	$407,035	$1.53
Add:
Amortization	383,881	1.44
Share-based compensation	82,919	0.31
Special charges (recoveries)	66,228	0.25
Other (income) expense, net	(6,382)	(0.02)
GAAP-based provision for income taxes	63,618	0.24
Non-GAAP-based provision for income taxes	(239,386)	(0.90)
Non-GAAP-based net income, attributable to OpenText	$757,913	$2.85
Reconciliation of Adjusted EBITDA

Nine Months Ended March 31, 2025
GAAP-based net income, attributable to OpenText	$407,035
Add:
Provision for income taxes	63,618
Interest and other related expense, net	246,713
Amortization of acquired technology-based intangible assets	141,646
Amortization of acquired customer-based intangible assets	242,235
Depreciation	96,524
Share-based compensation	82,919
Special charges (recoveries)	66,228
Other (income) expense, net	(6,382)
Adjusted EBITDA	$1,340,536

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2024
(In thousands, except for per share data)

	Nine Months Ended March 31, 2024
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$537,960		$(9,892)	(1)	$528,068
Customer support	223,027		(3,335)	(1)	219,692
Professional service and other	230,836		(5,096)	(1)	225,740
Amortization of acquired technology-based intangible assets	195,702		(195,702)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	3,203,312	72.7%	214,025	(3)	3,417,337	77.5%
Operating expenses
Research and development	665,608		(35,300)	(1)	630,307
Sales and marketing	871,384		(37,294)	(1)	834,091
General and administrative	450,399		(22,395)	(1)	428,004
Amortization of acquired customer-based intangible assets	334,958		(334,958)	(2)	—
Special charges (recoveries)	87,521		(87,521)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	693,827		731,493	(5)	1,425,320
Other income (expense), net	(38,664)		38,664	(6)	—
Provision for income taxes	24,434		117,191	(7)	141,625
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	216,861		652,966	(8)	869,827
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.80		$2.39	(8)	$3.19
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

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2024
		Per share diluted
GAAP-based net income, attributable to OpenText	$216,861	$0.80
Add:
Amortization	530,660	1.95
Share-based compensation	113,312	0.42
Special charges (recoveries)	87,521	0.32
Other (income) expense, net	38,664	0.13
GAAP-based provision for income taxes	24,434	0.09
Non-GAAP-based provision for income taxes	(141,625)	(0.52)
Non-GAAP-based net income, attributable to OpenText	$869,827	$3.19
Reconciliation of Adjusted EBITDA

Nine Months Ended March 31, 2024
GAAP-based net income, attributable to OpenText	$216,861
Add:
Provision for income taxes	24,434
Interest and other related expense, net	413,719
Amortization of acquired technology-based intangible assets	195,702
Amortization of acquired customer-based intangible assets	334,958
Depreciation	99,615
Share-based compensation	113,312
Special charges (recoveries)	87,521
Other (income) expense, net	38,664
Adjusted EBITDA	$1,524,786

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of March 31, 2025	Change increase (decrease)	As of June 30, 2024
Cash and cash equivalents	$1,277,950	$(2,712)	$1,280,662
Restricted cash (1)	1,944	(187)	2,131
Total cash, cash equivalents and restricted cash	$1,279,894	$(2,899)	$1,282,793
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (see Note 7 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).

	Nine Months Ended March 31,
(In thousands)	2025	Change	2024
Cash provided by operating activities	$672,427	$(110,044)	$782,471
Cash used in investing activities	$(119,423)	$5,177	$(124,600)
Cash used in financing activities	$(560,769)	$199,589	$(760,358)
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
As of March 31, 2025, we have recognized a deferred income tax liability of $18.1 million (June 30, 2024—$15.9 million) on taxable temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows from operating activities
Cash flows provided by operating activities decreased by $110.0 million during the nine months ended March 31, 2025, as compared to the same period in the prior fiscal year principally related to a decrease in changes from working capital of $216.3 million primarily from tax payments made related to the AMC Divestiture, offset by an increase in net income after the impact of non-cash items of $106.3 million.
During the third quarter of Fiscal 2025 we had a days sales outstanding (DSO) of 43 days, as compared to our DSO of 45 days during the third quarter of Fiscal 2024. The per day impact of our DSO in the third quarter of Fiscal 2025 and Fiscal 2024 on our cash flows was $13.9 million and $16.1 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows from investing activities
Cash flows from investing activities are primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by $5.2 million during the nine months ended March 31, 2025, as compared to the same period in the prior fiscal year primarily due to a decrease in additions for property and equipment of $10.3 million and a decrease in consideration paid for an acquisition and other investing activities of $16.2 million, partially offset by a payment of $11.7 million due to working capital net settlement on the AMC Divestiture and a payment of $10.4 million related to the termination of certain of our outstanding 5-year EUR/USD cross currency swaps.
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

Cash flows used in financing activities decreased by $199.6 million during the nine months ended March 31, 2025 as compared to the same period in the prior fiscal year. This is primarily due to the net impact of the following activities:
(i)$532.5 million decrease in repayments of long-term debt and the Revolver; and
(ii)$1.7 million reduction in debt issuance costs.
The decrease in cash flows used in financing activities above were partially offset by the following increases:
(i)$285.0 million related to the increase in cash used in the repurchases of Common Shares and treasury stock;
(ii)$31.1 million related to lower proceeds from the issuance of Common Shares for the exercise of options and the OpenText ESPP; and
(iii)$15.3 million due to a net change in TSA obligations driven by cash collections on behalf of Rocket Software related to certain transition services performed by the Company related to the AMC Divestiture; and
(iv)$4.7 million related to increase in dividends paid to shareholders.
Cash Dividends
During the three and nine months ended March 31, 2025, we declared and paid cash dividends of $0.2625 and $0.7875 per Common Share, respectively, in the aggregate amount of $67.9 million and $205.3 million, respectively (three and nine months ended March 31, 2024—$0.25 and $0.75 per Common Share, respectively, in the aggregate amount of $67.3 million and $200.7 million, respectively).
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
For the three and nine months ended March 31, 2025, we did not record any interest expense relating to Term Loan B (three and nine months ended March 31, 2024—$17.1 million and $51.6 million, respectively).
Senior Notes
As of March 31, 2025, we had senior notes outstanding, with maturities starting in 2027 and extending through 2031 with a total carrying value of $4.300 billion. The senior notes bear interest at rates between 3.875% and 6.90%, in each case payable semi-annually in arrears. Our senior secured notes due 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries and are secured with the same priority as the Company’s senior credit facilities.
Acquisition Term Loan
In August 2022, we entered into a $2.585 billion first lien term loan facility (Acquisition Term Loan) with a seven-year term from the date of funding. The Acquisition Term Loan was amended in December 2022 to increase the aggregate principal amount to $3.585 billion. Repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR (as defined in the Acquisition Term Loan) plus an applicable margin of 1.75%. As of March 31, 2025, the balance outstanding under the Acquisition Term Loan was $2.194 billion.

Revolver
On December 19, 2023, we amended our $750 million committed revolving credit facility (the Revolver) to, among other things, extend the Revolver's maturity date to December 19, 2028. There were no outstanding borrowings under the Revolver as of March 31, 2025. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with the Acquisition Term Loan and our senior secured notes due 2027. Borrowings under the Revolver currently bear interest per annum at a floating rate of interest equal to Term SOFR (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%.
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
On July 31, 2024, in order to align our share repurchase plan to our fiscal year, the Board approved the early termination of the Fiscal 2024 Repurchase Plan and authorized a new share repurchase plan (the Fiscal 2025 Repurchase Plan), pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12 month period commencing on August 7, 2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of our common shares on the TSX (as part of a Fiscal 2025 NCIB, defined below), NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. On March 13, 2025, we increased the authorized limit of the Fiscal 2025 Repurchase Plan by $150 million to $450 million and established an automatic share purchase plan (ASPP). The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2025 Repurchase Plan will be effected in accordance with Rule 10b-18 of the Exchange Act.
On March 13, 2025, the Company established the ASPP with its broker to facilitate repurchases of Common Shares. Under the terms of the ASPP, the Company’s broker will be permitted to make purchases at its sole discretion based on parameters set by the Company in accordance with TSX rules, applicable law and the terms of the ASPP, during periods when the Company would ordinarily not be permitted to make purchases, whether due to regulatory restriction or customary self-imposed blackout periods. Outside of such periods, Common Shares can be purchased based on management’s discretion, in compliance with TSX rules and applicable law. All purchases of Common Shares made under the ASPP will be included in determining the number of Common Shares purchased under the NCIB.
During the three and nine months ended March 31, 2025, we repurchased and cancelled 4,350,716 and 9,212,818 Common Shares for $116.7 million and $270.3 million, respectively, inclusive of 2% Canadian excise taxes recorded. During the three and nine months ended March 31, 2024, we did not repurchase any Common Shares.
Additionally, as of March 31, 2025, we recorded an accrual and a corresponding charge to retained earnings of $30.1 million, representing the estimated value of Common Shares expected to be repurchased following the fiscal quarter ended March 31, 2025 pursuant to the ASPP.
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
Commitments and Contractual Obligations
As of March 31, 2025, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	April 1, 2025 - June 30, 2025	July 1, 2025 - June 30, 2027	July 1, 2027 - June 30, 2029	July 1, 2029 and beyond
Long-term debt obligations (1)	$7,973,621	$107,028	$738,504	$2,491,651	$4,636,438
Operating lease obligations (2)	300,995	22,178	155,096	77,921	45,800
Finance lease obligations (3)	3,037	639	2,398	—	—
Purchase obligations for contracts not accounted for as lease obligations	395,898	103,998	265,900	26,000	—
	$8,673,551	$233,843	$1,161,898	$2,595,572	$4,682,238
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
The CRA has audited Fiscal 2017, Fiscal 2018, Fiscal 2019 and Fiscal 2020 on a basis that we strongly disagree with and are contesting. The CRA issued notices of reassessment in respect of Fiscal 2017 through Fiscal 2020 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. We filed notices of objection regarding the reassessments for Fiscal 2017 through Fiscal 2020. We intend to file a notice of objection against the assessment for Fiscal 2020. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2020 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to utilization of available tax attributes; however, for Fiscal 2020 and, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we may make certain minimum payments required under Canadian legislation.
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
As of March 31, 2025, we had an outstanding balance of $2.2 billion under the Acquisition Term Loan. Borrowings under the Acquisition Term Loan bear a floating interest rate of 1.75% plus Term SOFR (as defined in the Acquisition Term Loan). As of March 31, 2025, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on the Acquisition Term Loan by approximately $21.9 million, assuming that the loan balance as of March 31, 2025 is outstanding for the entire period (June 30, 2024—$22.2 million).
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
We have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the CAD foreign exchange forward contracts outstanding as of March 31, 2025, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark-to-market valuation on our existing foreign exchange forward contracts (June 30, 2024—$0.7 million).
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
Based on the 5-year EUR/USD cross currency swaps outstanding as of March 31, 2025, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $5.8 million in the mark-to-market valuation on our existing cross currency swap (June 30, 2024—$7.2 million).
Based on the 7-year EUR/USD cross currency swaps outstanding as of March 31, 2025, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.6 million in the mark-to-market valuation on our existing cross currency swaps (June 30, 2024—$7.6 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of March 31, 2025 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at March 31, 2025	U.S. Dollar Equivalent at June 30, 2024
Euro	$172,707	$168,212
British Pound	185,936	57,290
Indian Rupee	119,928	73,955
Swiss Franc	31,411	52,070
Other foreign currencies	135,785	170,175
Total cash and cash equivalents denominated in foreign currencies	645,767	521,702
U.S. Dollar	632,183	758,960
Total cash and cash equivalents	$1,277,950	$1,280,662
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $64.6 million (June 30, 2024—$52.2 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk.”
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2025

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2025 through January 31, 2025	—	$—	—	16,316,962
February 1, 2025 through February 28, 2025	1,418,809	27.46	1,418,809	14,898,153
March 1, 2025 through March 31, 2025	2,931,907	25.79	2,931,907	11,966,246
Total	4,350,716	$26.34	4,350,716	11,966,246
______________________
(1)Excludes 2% Canadian excise taxes recorded during Fiscal 2025 related to repurchases under the Fiscal 2024 Repurchase Plan. See Note 11 “Equity and Share-based Compensation” for more details.
(2)On July 31, 2024, the Board authorized a share repurchase plan pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 7, 2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of our common shares. On March 13, 2025, we increased the authorized limit of such share repurchase plan by $150 million to $450 million. The share repurchase plan is subject to an aggregate limit of 21,179,064 Common Shares. Shares repurchased for issuance to our employees under the ESPP are included as part of the aggregate limit in accordance with TSX rules.
Item 5. Other Information
During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as a part of this report:

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
10.1	Employment Agreement, dated March 5, 2025, between Chadwick Westlake and the Company.	Company’s Form 8-K, filed February 26, 2025	10.1
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL taxonomy extension schema.
101.CAL	Inline XBRL taxonomy extension calculation linkbase.
101.DEF	Inline XBRL taxonomy extension definition linkbase.
101.LAB	Inline XBRL taxonomy extension label linkbase.
101.PRE	Inline XBRL taxonomy extension presentation.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date:	April 30, 2025

		By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ CHADWICK WESTLAKE
Chadwick Westlake Executive Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ COSMIN BALOTA
Cosmin Balota Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)