Form 10-K
period 2025-06-30
OPEN TEXT CORP
filed 2025-08-07
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2024, the end of the registrant’s most recently completed second fiscal quarter, was approximately $7.3 billion. As of July 31, 2025, there were 254,316,690 outstanding Common Shares of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
None.

OPEN TEXT CORPORATION

Part I
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements or information (forward-looking statements) within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), Section 27A of the U.S. Securities Act of 1933, as amended (the Securities Act), and other applicable securities laws of the United States and Canada, and is subject to the safe harbors created by those provisions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. The forward-looking statements contained in this report are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general political, economic and market conditions, including any potential recession and current or threatened tariffs or trade restrictions; (iv) our ability to manage inflation, including increased labour costs associated with attracting and retaining employees and higher interest rates; (v) our continued ability to manage certain foreign currency risk through hedging; (vi) equity and debt markets continuing to provide us with access to capital; (vii) our continued ability to identify, source and finance attractive and executable business combination opportunities, as well as our ability to continue to successfully integrate any such opportunities, including in accordance with the expected timeframe and/or cost budget for such integration; (viii) our continued ability to avoid infringing third-party intellectual property rights; and (ix) our ability to successfully implement our restructuring plans. Management’s estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct.
These forward-looking statements involve known and unknown risks as well as uncertainties, which include (i) the impact of the Russia-Ukraine and Middle East conflicts and other geopolitical disputes on our business; and (ii) those discussed herein and in the Notes to Consolidated Financial Statements for the year ended June 30, 2025, which are set forth in Part II, Item 8 of this Annual Report on Form 10-K. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management's current expectations and projections about future results only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors”, and forward-looking statements set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K as well as other documents we file from time to time with the United States Securities and Exchange Commission (the SEC) and Canadian securities regulators. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K because these forward-looking statements are relevant only as of the date they were made.
The Company's fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “Fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “Fiscal 2025” refer to the fiscal year ended June 30, 2025.
Our Consolidated Financial Statements are presented in U.S. dollars and, unless otherwise indicated, all amounts included in this Annual Report on Form 10-K are expressed in thousands of U.S. dollars. Due to rounding, certain totals and subtotals may not foot and certain percentages may not reconcile. References herein to the “Company”, “OpenText”, “we” or “us” refer to Open Text Corporation and, unless context requires otherwise, its subsidiaries.

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
Risks Related to our Business and Industry
•If we do not continue to develop technologically advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected.
•Product development is a long, expensive and uncertain process, and we may terminate one or more of our development programs.
•Our investment in our current research and development efforts may not provide a sufficient or timely return.
•If our software products and services do not gain market acceptance, our operating results may be negatively affected.
•Failure to protect our intellectual property could harm our ability to compete effectively.
•Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenues and profits.
•Our software products and services may contain defects that could harm our reputation, be costly to correct, delay revenues and expose us to litigation.
•Our software products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business.
•Risks associated with the evolving use of the Internet, including changing standards, competition and regulation and associated compliance efforts, may adversely impact our business.
•Unauthorized disclosures, cyber-attacks, breaches of data security and other information technology risks may adversely affect our operations.
•Our success depends on our relationships with strategic partners, distributors and third-party service providers and any reduction in the sales efforts by distributors, cooperative efforts from our partners or service from third-party providers could materially impact our revenues.
•Business disruptions, including those arising from disasters, pandemics or catastrophic events, may adversely affect our operations.
•The loss of licenses to resell or use third-party software or the lack of support or enhancement of such software could adversely affect our business.
•Current and future competitors could have a significant impact on our ability to generate future revenues and profits.
•The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in revenues being recognized from quarter to quarter.
•Our existing customers might cancel contracts with us, fail to renew contracts on their renewal dates and/or fail to purchase additional services and products, and we may be unable to attract new customers, which could adversely affect our operating results.
•Consolidation in the industry, particularly by large, well-capitalized companies, could place pressure on our operating margins which could, in turn, have a material adverse effect on our business.
•We may be unable to maintain or expand our base of small and medium-sized businesses (SMBs) and consumer customers, which could adversely affect our anticipated future growth and operating results.
•Our sales to government clients expose us to business volatility and risks, including government budgeting cycles and appropriations, early termination, audits, investigations, sanctions, penalties and changes in government spending and policies.
•Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine and Middle East conflicts, have affected and may continue to affect our business.
•Our global operations expose us to risks associated with an evolving international trade and tariff environment, which may adversely affect our business, financial condition, and results of operations.
•The restructuring of certain of our operations may be ineffective, may adversely affect our business and our finances, and we may incur additional restructuring charges in connection with such actions.
•We must continue to manage our internal resources during periods of company growth, or our operating results could be adversely affected.
•If we lose the services of our executive officers or other key employees or if we are not able to attract or retain top employees, our business could be significantly harmed.
•Our compensation structure may hinder our efforts to attract and retain vital employees.

•Increasing corporate citizenship expectations, regulatory complexity, and disclosure obligations may negatively impact our business, financial performance, and reputation.
•Our workforce includes both remote and hybrid employees, which subjects us to certain operational challenges and risks.
Risks Related to Acquisitions and Divestitures
•Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results.
•We may fail to realize all of the anticipated benefits of our acquisitions and divestitures, or those benefits may take longer to realize than expected.
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
•Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting, cybersecurity and compliance with data privacy laws that are weaker than or otherwise not in conformity with ours.
Risks Related to Laws and Regulatory Compliance
•Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources.
•As part of the ongoing audit of our Canadian tax returns by the Canada Revenue Agency (CRA), we have received notices of, and are appealing, reassessments for Fiscal 2012 through Fiscal 2020. An adverse outcome of these ongoing audits could have a material adverse effect on our financial position and results of operations.
•Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, may adversely impact our business.
•Certain of our products may be perceived as, or determined by the courts to be, a violation of privacy rights and related laws. Any such perception or determination could adversely affect our revenues and results of operations.
•Artificial Intelligence (AI) and other machine learning technology is being integrated into some of our products, systems or solutions, which could present risks and challenges to our business.
Risks Related to our Financial Condition
•We may not generate sufficient cash flow to satisfy our unfunded pension obligations.
•Fluctuations in foreign currency exchange rates could materially affect our financial results.
•Our indebtedness could limit our operations and opportunities.
Risks Related to Ownership of our Common Stock
•Our revenues and operating results are likely to fluctuate, which could materially impact the market price of our Common Shares.
•Changes in the market price of our Common Shares and credit ratings of our outstanding debt securities could lead to losses for shareholders and debt holders.
General Risks
•Unexpected events may materially harm our ability to align when we incur expenses with when we recognize revenues.
•We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.
•Our international operations expose us to business, political and economic risks.
•We may become involved in litigation that may materially adversely affect us.
•The declaration, payment and amount of dividends will be made at the discretion of our Board of Directors and will depend on a number of factors.
•Our operating results could be adversely affected by any weakening of economic conditions.
•Stress in the global financial system may adversely affect our finances and operations.

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
Business Overview and Strategy
About OpenText
OpenText is an Information Management company that provides software and services that empower digital businesses of all sizes to become more intelligent, connected, secure and responsible. The comprehensive OpenText Information Management platform and services provide secure and scalable solutions for global enterprises, SMBs, governments and consumers around the world. With critical tools and services for connecting and classifying data, OpenText accelerates customers’ ability to deploy AI, automate work, and strengthen productivity. The benefits of interconnected information enable customers to enhance real-time decision-making, meet new compliance standards, manage across multi-cloud environments, and stay cyber resilient with secure data. With rising compliance standards for data management, security and corporate citizenship factors, OpenText empowers customers with foresight and trust.
Our products are fundamentally integrated into the operations and existing software systems of our customers’ businesses, so customers can securely manage the complexity of information flow end-to-end. Through automation and AI, we connect, synthesize and deliver information when and where needed to drive new efficiencies, experiences and insights. We make information more valuable by connecting it to digital business processes, enriching it with insights, protecting and securing it throughout its entire lifecycle and leveraging it to create engaging digital experiences. Our solutions connect large digital supply chains, information technology (IT) service management ecosystems, application development and delivery workflows, and processes in many industries including manufacturing, healthcare and life sciences, energy, retail and financial services.
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
On May 1, 2024, we completed the divestiture of our Application Modernization and Connectivity (AMC) business to Rocket Software, Inc. (Rocket Software) for $2.275 billion in cash before taxes, fees and other adjustments (the AMC Divestiture). During the quarter ended December 31, 2024, working capital and other adjustments were finalized, which resulted in a payment of $11.7 million to Rocket Software, and a decrease to the gain on the AMC Divestiture by $4.2 million. We used the net proceeds from the AMC Divestiture to complete a $2.0 billion debt reduction, which resulted in the termination of the Term Loan B (as defined below) and the reduction of amounts outstanding under the Acquisition Term Loan (as defined below).

Our Products and Services
We leverage a common set of technologies, processes and systems to deliver our complete and integrated portfolio of Information Management solutions at scale to meet the demands and needs of a global market. Our solutions are marketed and delivered on the OpenText Cloud Platform, which supports customer deployments from private cloud to public cloud to off-cloud to application programming interface (API). Our architectural approach puts at the forefront the ability for customers to have the flexibility and customization they need in a hybrid multi-cloud world. The OpenText Cloud is a comprehensive Information Management platform consisting of six business clouds: our Content Cloud, Cybersecurity Cloud, DevOps Cloud, Business Network Cloud, Observability and Service Management Cloud and Analytics Cloud.
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

For the year ended June 30, 2025, total revenues is comprised of 40% from Content Cloud, 25% from Cybersecurity Cloud, 10% from Business Network Cloud, 10% from DevOps Cloud, 10% from Observability and Service Management Cloud, and 5% from Analytics Cloud.
Total cloud services and subscriptions revenue is comprised of 30% from Business Network Cloud, 30% from Cybersecurity Cloud and 25% from Content Cloud, with the remaining 15% between the three other business clouds.
Content Cloud
Our Content Cloud is our largest business cloud and includes robust content management, improved integrations and intelligent automation. It connects content to the digital business eliminating silos and providing convenient, secure and compliant remote access to both structured and unstructured data, boosting productivity and insights and reducing risk. Our solutions manage the lifecycle, distribution, use and analysis of information across the organization, from capture through archiving and disposition.
Our Content solutions range from content collaboration and intelligent capture to records management, collaboration, e-signatures and archiving, and are available off-cloud, on a cloud provider of the customer’s choice, as a subscription in the

OpenText Cloud, in a hybrid environment or as a managed service. Our Content solutions enable customers to capture data from paper, electronic files and other sources and transform it into digital content delivered directly into content management solutions, business processes and analytic applications. Our customers can protect critical historical information within a secure, centralized archiving solution. OpenText Content adheres to the Content Management Interoperability Services (CMIS) standard and support a broad range of operating systems, databases, application servers and applications.
Our Content solutions integrate with the applications that manage critical business processes, such as SAP® S/4HANA, SAP® SuccessFactors®, Salesforce®, Microsoft® Office 365® and other software systems and applications, establishing the foundation for intelligent business process and content workflow automation. By connecting unstructured content with structured data workflows, our Content solutions allow users to have the content they need, when they need it, reducing errors, driving greater business insight and increasing efficiency.
Also within Content Cloud, our Experience Cloud powers smarter experiences that drive revenue growth and customer loyalty. Our Experience solutions create, manage, track and optimize omnichannel interactions throughout the customer journey, from acquisition to retention, and integrate with systems of record including Salesforce® and SAP®. The OpenText Experience platform enables businesses to gain insights into their customer interactions and optimize them to improve customer lifetime value. The platform includes solutions and extensions that deliver highly personalized content and engagements along a continuous customer journey. With AI-powered analytics, the Experience Cloud can evaluate and deliver optimized user experiences at scale to ensure every point of interaction, whether physical or digital, on any device, is engaging and personalized.
The Experience Cloud platform includes a range of solutions from Customer Experience Management (CXM), Web Content Management (WCM), Digital Asset Management (DAM), Customer Analytics, AI & Insights, eDiscovery, Digital Fax, Omnichannel Communications, Secure Messaging, Voice of Customer (VoC), as well as customer journey, testing and segmentation.
Cybersecurity Cloud
Our Cybersecurity solutions provide organizations and SMBs with capabilities to protect, prevent, detect, respond and quickly recover from threats across endpoints, network, applications, IT infrastructure and data, all with AI-led threat intelligence. OpenText Cybersecurity aims to protect critical information and processes through threat intelligence, forensics, identity, encryption, and cloud-based application security.
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
Business Network Cloud
Our Business Network Cloud provides a foundation for digital supply chains and secure e-commerce ecosystems. Our Business Network Cloud manages data within the organization and outside the firewall, connecting people, systems and

Internet of Things (IoT) devices at a global scale for those seeking to digitize and automate their procure-to-pay and order-to-cash processes. For our customers, our Business Network Cloud offerings deliver streamlined connectivity, secure collaboration and real-time business intelligence in a single, unified platform. Organizations of all sizes can build global and sustainable supply chains, rapidly onboard new trading partners, comply with regional mandates, assess their credit quality and ethics scores, provide electronic invoicing and remove information silos across ecosystems and the extended enterprise.
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
Observability and Service Management Cloud
Our Observability and Service Management Cloud (previously named IT Operations Management Cloud) helps customers increase service levels and deliver better experiences through a more holistic management of IT assets and applications across all types of infrastructures and environments. We power IT service management for automation and advancement of IT support and asset management (SMAX). We enable customers with better AI operations management with the capabilities of network operations management (NOM) and connected data management and observability (OpsBridge). We help customers manage vulnerabilities and deployment of patches within their IT landscape through server and network automation. Lastly, with the power of our universal discovery and automation tools that can manage distributed landscapes, we help customers better manage cloud costs and carbon footprints.
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
Analytics Cloud
OpenText Analytics Cloud solutions provide organizations with actionable insights and better automation for data strategy and data management. We help organizations overcome enterprise data challenges through efficient and high-speed processing, visualizations, and advanced natural language understanding of the data for actionable insights.
Our Analytics Cloud solutions feature capabilities from data analytics to insights from new unstructured data types to visualization that can be applied to key processes. These solutions help organizations process data of all types from anywhere, at any speed, and transform data into insights that can be used in workflows through applications. These capabilities can be consumed as a full stack analytics engine or as API components embedded in other custom original equipment manufacturer (OEM) solutions.
DevOps Cloud
The OpenText DevOps Cloud (previously named Application Automation Cloud) focuses on helping customers re-engineer processes and quickly adapt to complex needs to deliver seamless customer and employee applications. Our cloud ready solutions speed up the development of case and process-driven applications with low-code, drag-and-drop components, reusable building blocks and pre-built accelerators to build and deploy solutions more easily. The DevOps Cloud provides performance to functional testing, and lifecycle management of applications with improved visibility. Moreover, our professional services team works with customers to simplify complex interactions among people, content, transactions and workflows across multiple systems of record to support a diverse range of use cases.
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

The DevOps Cloud included our AMC business prior to the AMC Divestiture on May 1, 2024. During Fiscal 2024, the AMC business comprised approximately 45% of the DevOps Cloud. See Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details.
Artificial Intelligence (AI)
We have embedded AI data analytics in all our major offerings.
Our AI capabilities within Content Cloud leverage structured or unstructured data to help organizations improve decision-making, gain operational efficiencies and increase visibility through interactive dashboards, reports and data visualizations. Across all business clouds, AI is providing search and summarize capabilities utilizing text mining, natural language processing, interactive visualizations and machine learning, to identify patterns, relationships, risks and trends that are used for predictive process automation and accelerated decision making. Through AI, we help customers turn repositories of operational and experience information into clean and integrated data that can be mined by AI to extract useful knowledge and insight for our customers.
Software Developers API
Developers can access API, cloud services and software development kits (SDK) from our six business cloud offerings, making it faster and easier to build, extend and customize Information Management applications. Our solutions help R&D teams engage with our community of developers to innovate and build custom applications. Our API solutions help developers accelerate new product development, utilize fewer resources and reduce time to delivery for their projects. Using our language-neutral protocols and cloud API services, our customers can reduce infrastructure spend, improve time-to-market and minimize the time and effort required to add new capabilities. Our innovation roadmap includes APIs as a deployment option for all new products.
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
Our Strategy
We believe our strategic priorities position us well to create both near and long-term shareholder value through organic and inorganic growth, greater capital efficiency and improved profitability. As an organization, we are focused on our three strategic priorities:
•Expanding our competitive advantage
We believe we are well positioned in our key markets to increase our competitive AI-first advantage through our product cycle and leading with Business AI, Business Clouds and Business Security. This includes:
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
Invest in Business AI. With the lens of driving an AI-first strategy, we believe that customers are seeking practical AI and OpenText is in a strong position to help customers discover the most prevailing use cases that leverage an interconnected source of all data types (including content, business network, customer experience, IT service management, application development, asset management, and IoT). We believe one of the greatest opportunities is to help customers leverage their operational and experience data with generative AI to discover search and summarize the data easily and to automate work to gain competitive advantages. We strive to co-innovate with customers by taking the proven concept of machine learning and applying it to their organizational needs.
Invest in the Business Clouds. Today, the destination for innovation is the cloud. Businesses of all sizes rely on a combination of APIs, public and private clouds, managed services and off-cloud solutions. As a result, we are committed to continue to modernize our technology infrastructure and leverage existing investments in the OpenText Cloud. The combination of OpenText cloud-native applications and managed services, together with the scalability and performance of our partner public cloud providers, offer more secure, reliable and compliant solutions to customers wanting to deploy cloud-based Information Management applications. OpenText Cloud Editions is designed to build additional flexibility and scalability for our customers: becoming cloud-native, connecting anything and extending capabilities quickly with multi-tenant “software as a service” (SaaS) applications and services.
Invest in Business Technology. Customers need the ability to secure their information, ensure that their cloud infrastructure meets the compliance requirements of their government and industry regulations, and know that they can rely on our applications and platforms to have solid run-time and security standards. In an ever-increasing multi-cloud world, our customers need seamless interactions among OpenText applications, and other core applications, on various hyper-scalers or private clouds.
•Total revenue growth
We are committed to total revenue growth through organic initiatives, innovation and acquisitions. In addition, we continuously evaluate our businesses that perform or outperform our expectations for revenue growth. This includes:
Deliver Organic Growth. We are focused on investing and delivering on organic growth. The Information Management market is large and is expected to continue to grow and we expect cloud to be our leading growth driver. We have multiple initiatives that are designed to deliver organic growth including guiding our customers along their AI journey, investing in our data and API and deepening our relationships with our partners and hyper-scalers. As customers move into the cloud, it will facilitate cross-sell and upsell opportunities across the product portfolio and geographies.
Strategically Pursue Acquisitions. We expect to continue to pursue acquisitions to strengthen our product offerings in the Information Management market. Considering the continually evolving marketplace in which we operate, we regularly evaluate acquisition opportunities within the Information Management market and at any time may be in various stages of discussions with respect to such opportunities. We plan to continue to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy and disciplined financial management. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of solutions, as well as add new solutions to our portfolio.
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
•Achieving Operational Excellence
OpenText maintains a history and culture of focus on efficiency and profitability. We focus on driving margin and earnings expansion, free cash flow growth, and capital return. Expanding profitability, which will ultimately drive cash flow growth, which helps fuel our innovation, broaden our go-to-market distribution and identify and execute acquisitions.
Consistent with our strategic priorities, we are committed to continuing our investment in the OpenText Cloud to better suit the evolving needs of our customers. Over the last three fiscal years, we have invested a cumulative total of $2.3 billion in R&D or 14.8% of cumulative revenue for that three-year period. With our innovation roadmap delivered, we believe we have fortified our support for customer choice: private cloud, public cloud, off-cloud, and API cloud.
Looking ahead, innovation continues to move to the cloud. Businesses rely on a mix of public and private clouds, managed services, and off-cloud options. We’re modernizing our infrastructure and building on our OpenText Cloud investments to meet customers where they are. Our cloud-native applications, combined with public cloud partners and managed services, provide secure, scalable solutions. With multi-tenant SaaS and embedded AI across our portfolio—including Titanium X—we aim to deliver greater flexibility, productivity, and choice.
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
We remain a value-oriented and disciplined acquirer, having efficiently deployed $11.8 billion on acquisitions over the last 10 fiscal years. We look for companies that are situated within our total addressable markets.
We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing acquisitions is an important aspect to our Total Growth strategy. We expect to continue to acquire, to integrate and innovate, and to deepen and strengthen our Information Management platform for customers.
We regularly evaluate acquisition and divestiture opportunities and at any time may be at various stages of discussion with respect to such opportunities. For additional details on our acquisitions, see “Acquisitions and Divestitures During the Last Five Fiscal Years,” elsewhere in Item 1 of this Annual Report on Form 10-K.
OpenText Revenues
Our business consists of four revenue streams: cloud services and subscriptions, customer support, license and professional service and other. For information regarding our revenues by significant geographic area for Fiscal 2025, Fiscal 2024 and Fiscal 2023, see Note 20 “Segment Information” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Cloud Services and Subscriptions
Cloud services and subscriptions revenues consist of (i) software as a service (SaaS) offerings, (ii) APIs and data services, and (iii) private cloud that includes hosted services and managed service arrangements. These offerings allow customers to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in related hardware infrastructure.
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
We have a number of strategic partnerships that contribute to our success. These include the most prominent organizations in enterprise software, hardware and public cloud, with whom we work to enhance the value of customer investments. They include:
•SAP SE (SAP): We partner with SAP on content services. The OpenText Suite for SAP solutions provides key business content within the context of SAP business processes providing enhanced efficiencies, reduced risk and better experiences for customers, employees and partners - accessible anywhere and anytime and available on and off-cloud. As our customers move their enterprise resource planning to the cloud with SAP, we believe they can benefit from secure cloud archiving from OpenText to drive higher productivity.
•Google Cloud: We work together with Google Cloud to innovate on AI and we deploy our Information Management solutions on the Google Cloud Platform. This includes a containerized application architecture for flexible cloud or hybrid deployment models. Deploying our solutions on the Google Cloud Platform allows our customers to scale their businesses to meet the cloud data sovereignty requirements globally. We offer our solutions as a managed service and selected products as a SaaS offering.

•Amazon Web Services (AWS): We work with AWS to deploy our cloud solutions on AWS infrastructure to meet customer demand. Our collaboration offers businesses the opportunity to consume our Information Management solutions as fully managed services on AWS for cost savings, increased performance, scalability and security.
•Microsoft Corporation (Microsoft): For the enterprise market, we work together with Microsoft to innovate on integrated content solutions (now with AI), holistic cybersecurity solutions (particularly in threat detection and response), and in DevOps with integrated toolsets for the developer. For the SMB market, we are one of Microsoft’s nine authorized Cloud Solutions Providers in the North American market. We sell joint solutions across Microsoft office and OpenText Cybersecurity through partners to small and medium businesses.
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
Global Systems Integrators (GSIs) provide customers with digital transformational services around OpenText technologies. They are trained and certified on OpenText solutions and enhance the value of our offerings by providing technical credibility and complementary services to customers. Our GSIs include Accenture plc, Capgemini Technology Services SAS, Deloitte Consulting LLP, Hewlett Packard Enterprises and Tata Consultancy Services (TCS).
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
We currently have approximately 24,000 MSPs in our network which provide a key go-to-market channel for us as MSPs act as intermediaries between the solutions vendors like OpenText and the SMB market. An MSP specializes in their local market and provides managed services to their clients.
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
Competition
The market for our products and services is highly competitive, subject to rapid technological change and shifting customer needs and economic pressures. We operate in a highly competitive environment across many different distinct market categories, each of which includes well-established and specialized competitors. Our primary competitor is International Business Machines Corporation (IBM), with numerous other software vendors competing with us in the Information Management sector, such as Box Inc., Hyland Software Inc., Alfresco Software Inc., ServiceNow Inc., Atlassian Corp., Gen Digital Inc. and Adobe Inc. In certain markets, OpenText competes with Oracle and Microsoft, who are also our partners. In addition, we also face competition from systems integrators that configure hardware and software into customized systems. Additionally, new competitors or alliances among existing competitors may emerge and could rapidly acquire additional market share. We expect that competition will increase because of ongoing software industry consolidation.
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
We are committed to advancing our product portfolio through continued investment in research and development activities, with a focus on enabling secure, efficient, and scalable Information Management solutions.
Our product strategy will rely on five pillars:
•Business AI - AI led roadmaps, not just AI on the roadmap
•Business Clouds - Secure and connected Information Management
•Business Technology - Via data cloud and enhanced cloud platforms
•Business & Consumer Security - Enhancing security for all our customers and products
•Product Integration - Deepening the integration of our cybersecurity products into Content Cloud and Business Network Cloud products.
Our R&D expenses were $755.9 million for Fiscal 2025, $864.5 million for Fiscal 2024 and $659.2 million for Fiscal 2023. We believe our spending on R&D is an appropriate balance between managing our organic growth and results of operations.
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
We believe in a programmatic approach to growth through tuck-in acquisitions or when they align with our strategic priorities. We expect to carry out programmatic divestitures, when such a strategy presents the best opportunity to monetize long-term returns for mature products. We will remain flexible and allocate our capital accordingly to the highest return scenario. We regularly evaluate such opportunities within the Information Management market and at any time may be in various stages of discussions with respect to such opportunities.
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
Human Capital
Our Global Footprint
Our ability to attract, retain and engage a highly skilled workforce committed to innovation, operational excellence and the OpenText mission and values across our global footprint is a cornerstone to our success.
As of June 30, 2025, we employed a total of approximately 21,400 individuals, of which approximately 7,100 or 33% are in the Americas, 4,700 or 22% are in EMEA (as defined below) and 9,600 or 45% are in Asia Pacific. Currently, we have employees in 42 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. See “Results of Operations” included in Item 7 of this Annual Report on Form 10-K for our definitions of geographic regions.
The approximate composition of our employee base is as follows: (i) 4,000 employees in sales and marketing, (ii) 7,400 employees in product development, (iii) 3,700 employees in cloud services, (iv) 1,800 employees in professional services, (v) 1,700 employees in customer support and (vi) 2,800 employees in general and administrative roles.
We believe that relations with our employees are strong. In certain jurisdictions, where it is customary to do so, a “Workers’ Council” or professional union represents our employees.
Employee Engagement, Culture and Values
We have high employee retention levels, and we actively monitor voluntary attrition to ensure we retain our key talent. We also regularly conduct employee research to understand perceptions in the areas of engagement, company strategy, company mission, personal impact, manager effectiveness, recognition, career development and values. Participation level and engagement have remained high. Additional surveys and listening, including feedback from new hires through onboarding surveys as well as regular monitoring of employee retention inform our communication and engagement plan to ensure we create meaningful experiences and support higher productivity and engagement.
Our organizational culture is rooted in the OpenText Way – the business values that guide how we operate. We know that Great People make Great Software. Great people write great software through design that is oriented on their Values: (1) Puts customers first; (2) Tackles challenges head on; (3) Innovates; (4) Helps teams succeed; (5) Cares about people; and (6) Acts ethically. Our human resource programs and how we operate are informed by these values.
Governance and Impact
Our global impact goals and initiatives are rooted in the OpenText Way – we lean into the strength and foundation of our core values to move us forward. We are committed to our role as a responsible corporate citizen and to delivering the greatest value and impact while complying with all regulatory requirements.
Our charitable giving program supports activities at the local and global level, focused on health, education, innovation, and disaster relief. By investing in the communities where our employees live and work, we facilitate our employees to help create global impact. We provide employees three paid days off to volunteer to support causes that matter most to them.
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
See “Increasing corporate citizenship expectations, regulatory complexity, and disclosure obligations may negatively impact our business, financial performance, and reputation” in Part I, Item 1A “Risk Factors” included elsewhere within this Annual Report on Form 10-K.
Compensation and Benefits
Our compensation philosophy is based on a set of principles that align with business strategy, reflect business and individual performance levels, consider market conditions to ensure competitiveness, demonstrate internal pay equity for similar roles and reflect the impact that economic conditions have on pay programs.
Our compensation and benefit programs are regularly reviewed through an executive-sponsored governance process. Across the Company, we offer a wide variety of retirement and group benefits including medical, life and disability, which are designed to protect employees and their dependents against financial hardship due to illness or injury. Programs are designed to recognize the global breadth of our work force and a range of well-being needs. We also have regional Employee Assistance

Programs in many countries that provide 24/7 confidential counselling, support and access to resources for employees and their families. The OpenText Employee Stock Purchase Plan (ESPP) is a global benefit program that allows all eligible employees to purchase OpenText shares at a 15% discount and provides the opportunity for employees to strengthen their ownership in the Company while enjoying the benefits of potential share price appreciation.
Merit-based performance management is a cornerstone of our goals. Our pay programs are carefully designed and governed, from hiring practices to consistency in progression rates based on performance. In designing variable pay for performance awards, we focus only on measurable outcomes rather than subjective measures. This ensures consistent growth opportunities and awards tied to business results.
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
As part of our commitment to the highest standards of conduct, all employees and contractors participate in an annual formal Compliance and Data Security Training, including Code of Business Conduct and Ethics (Ethics Code), Responsible Business Practices, Data Protection, Responsible use of AI, Global Data Privacy Practices, Protecting Information and Preventing Sexual Harassment Training. These compliance programs ensure that we operate our business with integrity, following standard business ethics across the globe.
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
Risks Related to our Business and Industry
If we do not continue to develop technologically advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected.
Our success depends upon our ability to design, develop, test, market, license, sell and support new software products and services and enhancements of current products and services on a timely basis in response to both competitive threats and marketplace demands. The software industry is increasingly focused on cloud computing, mobility, social media, SaaS and AI, among other continually evolving shifts. In addition, our software products, services and enhancements must remain compatible with standard platforms and file formats. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create new products or improve our existing products. If we are unable to achieve a successful integration with third-party software, we may not be successful in developing and marketing our new software products, services and enhancements. If we are unable to successfully integrate third-party software to develop new software products, services and enhancements to existing software products and services, or to complete the development of new software products and services which we license or acquire from third parties, our operating results will be materially adversely affected. Further, as we develop, acquire and introduce new products and services, including those that incorporate AI, we may be subject to new or heightened legal, ethical and other challenges, which may impact our ability to continue to innovate. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results will be materially adversely affected. Moreover, if new industry standards emerge that we do not anticipate or adapt to, or, if alternatives to our services and solutions are developed by our competitors in times of rapid technological change, our software products and services could be rendered less competitive or obsolete, causing us to lose market share and, as a result, harm our business and operating results and our ability to compete in the marketplace.
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
Our investment in our current research and development efforts may not provide a sufficient or timely return.
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
If our software products and services do not gain market acceptance, our operating results may be negatively affected.
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
Failure to protect our intellectual property could harm our ability to compete effectively.
We are highly dependent on our ability to protect our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as non-disclosure agreements and other contractual provisions, to establish and maintain our proprietary rights. We intend to protect our intellectual property rights vigorously; however, there can be no assurance that these measures will, in all cases, be successful, and these measures can be costly and/or subject us to counterclaims, including challenges to the validity and enforceability of our intellectual property rights. Enforcement of our intellectual property rights may be difficult, particularly in some countries outside of North America in which we seek to market our software products and services. While Canadian and U.S. copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. The absence of internationally harmonized intellectual property laws makes it more difficult to ensure consistent protection of our proprietary rights. Additionally, the laws and enforcement mechanisms to protect our intellectual property from unauthorized use in new technologies like AI and other machine learning technology are evolving and may be inadequate. Software piracy has been, and is expected to be, a persistent problem for the software industry, and piracy of our software products represents a loss of revenue to us. Where applicable, certain of our license arrangements have required us to make a limited confidential disclosure of portions of the source code for our software products, or to place such source code into escrow for the protection of another party. Despite the precautions we have taken, unauthorized third parties, including our competitors, may be able to copy certain portions of our software products or reverse engineer or obtain and use information that we regard as proprietary. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property. In addition, certain of our products or proprietary software contain, link to or are derived from open source software. Licensees of open source software may be required to make public certain source code, to license proprietary software for free or to permit others to create derivative works of proprietary software. The use of certain open source software can also expose us to greater risks than use of third-party commercial software, as open source licensors generally do not provide support warranties, indemnification, or other contractual protection regarding infringement claims or the quality of the code. While we monitor and control the use of open source software in our products and in any third-party software that is incorporated into or linked to our products or software, and try to ensure that no open source software is used in such a way that negatively affects our proprietary software, there can be no guarantee that such use does not occur inadvertently, which in turn, could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition. Further, any undetected errors or defects in open source software could prevent the deployment or impair the functionality of our software products, delay the introduction of new solutions, or render our software more vulnerable to breaches or security attacks.
Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenues and profits.
Claims of infringement (including misappropriation and/or other intellectual property violation) are common in the software industry and increasing as related legal protections, including copyrights and patents, are applied to software products.

Although most of our technology is proprietary in nature, we do include certain third-party and open source software in our software products. In the case of third-party software, we believe this software is licensed from the entity holding the intellectual property rights. While we believe that we have secured proper licenses for all material third-party intellectual property that is integrated into our products in a manner that requires a license, third parties have and may continue to assert infringement claims against us in the future.
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
Our software products and services may contain defects that could harm our reputation, be costly to correct, delay revenues and expose us to litigation.
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
Our software products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business.
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

Risks associated with the evolving use of the Internet, including changing standards, competition and regulation and associated compliance efforts, may adversely impact our business.
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
Unauthorized disclosures, cyber-attacks, breaches of data security and other information technology risks may adversely affect our operations.
Most of the jurisdictions in which we operate have laws and regulations relating to data privacy, security and protection of information. We have certain measures to protect our information systems against unauthorized access and disclosure of personal information and of our confidential information and confidential information belonging to our customers. We have policies and procedures in place dealing with data security and records retention. These measures and policies may change over time as laws and regulations regarding data privacy, security and protection of information change. However, there is no assurance that the security measures we have put in place will be effective in every case, and our response process to incidents may not be adequate, may fail to accurately assess the severity of an incident, may not be fast enough to prevent or limit harm, or may fail to sufficiently remediate an incident. Failures and breaches in security could result in a negative impact for us and for our customers, adversely affecting our and our customers’ businesses, assets, revenues, brands and reputations, disrupting our operations and resulting in penalties, fines, litigation, regulatory proceedings, regulatory investigations, increased insurance premiums, remediation efforts, indemnification expenditures, reputational harm, negative publicity, lost revenues and/or other potential liabilities, in each case depending on the nature of the information disclosed. Security breaches could also affect our relations with our customers, damage our reputation and harm our ability to keep existing customers and to attract new customers. Some jurisdictions, including all U.S. states, Canada and the European Union (EU), have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, and in some cases our agreements with certain customers require us to notify them in the event of a data security incident. Such mandatory disclosures could lead to negative publicity and may cause our current and prospective customers to lose confidence in the effectiveness of our data security measures. These circumstances could also result in adverse impact on the market price of our Common Shares. These risks to our business may increase as we expand the number of web-based and cloud-based products, systems and solutions we offer and as we increase the number of countries in which we operate.
In particular, we are increasingly relying on virtual environments and communications systems, which have been in recent years and may be in the future subjected to third-party vulnerabilities and security risks of increasing frequency, scope and potential harm. Malicious hackers may attempt to gain access to our network or data centers; steal proprietary information related to our business, products, systems, solutions, employees and customers; interrupt our systems and services or those of our customers or others; or attempt to exploit any vulnerabilities in our products, systems or solutions, and such acts may go undetected. Also, the development and proliferation of specific AI applications and other machine learning technologies, alongside related technological innovations, may increase our exposure to cyber-attacks and other cybersecurity risks by potentially enhancing the capabilities of third parties to breach our systems. To address these challenges, we strive to continuously fortify our defenses through strategic investments in advanced security technologies and practices, comprehensive risk management frameworks, and ongoing staff training in efforts to safeguard the integrity, confidentiality, and availability of our data and systems against sophisticated threats, while also enhancing our security posture. Increased information technology security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial-of-service attacks, phishing, social engineering, hacking, and other types of attacks, pose a risk to the security and availability of our information technology systems, networks, products, solutions and services, including those that are managed, hosted, provided, or used by third parties (and which may not provide the same level of information security as our own products, systems or solutions), as well as the confidentiality, availability and integrity of our data and the data of our customers, partners, consumers, employees, stockholders, suppliers and others. Although we monitor our networks and continue to enhance our security protections, hackers are increasingly more sophisticated and aggressive and change tactics frequently, and our efforts may be inadequate to prevent or mitigate all incidents of data breach or theft. A series of issues may also be determined to be material at a later date in the aggregate, even if they may not be material individually at the time of their occurrence. Furthermore, it is possible that the risk of cyber-attacks and other data security breaches or thefts to us or our customers may increase due to global geopolitical uncertainty, in particular such as the ongoing Russia-Ukraine and Middle East conflicts.
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
Business disruptions, including those arising from disasters, pandemics or catastrophic events, may adversely affect our operations.
Our business and operations are highly automated, and a disruption or failure of our systems may delay our ability to complete sales and to provide services. Business disruptions can be caused by several factors, including climate change, natural disasters, global health pandemics, terrorist attacks, power loss, telecommunications and system failures, computer viruses, physical attacks and cyber-attacks. A major disaster or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, including our cloud services, could severely affect our ability to conduct normal business operations. We operate data centers in various locations around the world and although we have redundancy capability built into our disaster recovery plan, we cannot ensure that our systems and data centers will remain fully operational during and immediately after a disaster or disruption. We also rely on third parties that provide critical services in our operations and despite our diligence around their disaster recovery processes, we cannot provide assurances as to whether these third-party service providers can maintain operations during a disaster or disruption. Global climate change may also aggravate natural disasters and increase severe weather events that affect our business operations, thereby compelling us to build additional resiliency in order to mitigate their impact. Further, in the event of any future global health pandemic, major disaster or other catastrophic event, certain measures or restrictions may be imposed or recommended by governments, public institutions and other organizations, which could disrupt economic activity and result in reduced commercial and consumer confidence and spending, increased unemployment, closure or restricted operating conditions for businesses, inflation, volatility in the global economy, instability in the credit and financial markets, labour shortages and disruption in supply chains. Any business disruption could negatively affect our business, operating results or financial condition.
Our success depends on our relationships with strategic partners, distributors and third-party service providers and any reduction in the sales efforts by distributors, cooperative efforts from our partners or service from third-party providers could materially impact our revenues.
We rely on close cooperation with strategic partners for sales and software product development as well as for the optimization of opportunities that arise in our competitive environment. A portion of our license revenues is derived from the licensing of our software products through third parties. Also, a portion of our service revenues may be impacted by the level of service provided by third-party service providers relating to Internet, telecommunications and power services. Our success will depend, in part, upon our ability to maintain access to and grow existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing distributors or develop a sufficient number of future distributors. Distributors may also give higher priority to the licensing or sale of software products and services other than ours (which could include competitors’ products and services) or may not devote sufficient resources to marketing our software products and services. The performance of third-party distributors and third-party service providers is largely outside of our control, and we are unable to predict the extent to which these distributors and service providers will be successful in either marketing and licensing or selling our software products and services or providing adequate Internet, telecommunication and power services so that disruptions and outages are not experienced by our customers. A reduction in strategic partner cooperation or sales efforts, a decline in the number of distributors, a decision by our distributors to discontinue the licensing of our software products or a decline or disruption in third-party services could cause users and the general public to perceive our software products and services as inferior and could materially reduce our revenues. In addition, our financial results could be materially adversely affected if the financial condition of our distributors or third-party service providers were to weaken. Some of our distributors and third-party service providers may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends.
The loss of licenses to resell or use third-party software or the lack of support or enhancement of such software could adversely affect our business.
We currently depend upon a limited number of third-party software products. If such software products were not available, we might experience delays or increased costs in the development of our own software products. For a limited number of our product modules, we rely on software products that we license from third parties, including software that is integrated with internally developed software and which is used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms and the related software may not continue to be appropriately supported, maintained or enhanced by the licensors. The loss by us of the license to use, or the inability by licensors to support, maintain or enhance any such software, could result in increased costs, lost revenues or delays until equivalent software is internally developed or licensed from another third-party and integrated with our software. Such increased costs, lost revenues or delays could adversely affect our business. For example, with our acquisition of Zix, we extended our partnership with Microsoft by becoming one of their authorized Cloud Solutions Providers in North America. If our key partners were to terminate our relationship, make an adverse change in their reseller program, change their product offerings or experience a major cyber-attack or similar event, it could reduce our revenues and adversely affect our business.
Current and future competitors could have a significant impact on our ability to generate future revenues and profits.
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
The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in revenues being recognized from quarter to quarter.
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
Our existing customers might cancel contracts with us, fail to renew contracts on their renewal dates and/or fail to purchase additional services and products, and we may be unable to attract new customers, which could adversely affect our operating results.
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
If our customers cancel or fail to renew their service contracts or fail to purchase additional services or products, then our revenues could decrease, and our operating results could be materially adversely affected. Factors influencing such contract terminations and failure to purchase additional services or products could include changes in the financial circumstances of our customers, including as a result of any potential recession, dissatisfaction with our products or services, our retirement or lack of support for our legacy products and services, our customers selecting or building alternate technologies to replace our products or services, the cost of our products and services as compared to the cost of products and services offered by our competitors, acceptance of future price increases by us, including due to inflationary pressures, our ability to attract, hire and maintain qualified personnel to meet customer needs, consolidating activities in the market, changes in our customers’ business or in regulation impacting our customers’ business that may no longer necessitate the use of our products or services, general economic or market conditions, or other reasons. Further, our customers could delay or terminate implementations or use of our services and products or be reluctant to migrate to new products. As a result, such customers may not generate the revenues we may have expected within the anticipated timelines, or at all, and may be less likely to invest in additional services or products from us in the future. We may not be able to adjust our expense levels quickly enough to account for any such revenue losses.
Consolidation in the industry, particularly by large, well-capitalized companies, could place pressure on our operating margins which could, in turn, have a material adverse effect on our business.
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
We may be unable to maintain or expand our base of SMBs and consumer customers, which could adversely affect our anticipated future growth and operating results.
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

Our sales to government clients expose us to business volatility and risks, including government budgeting cycles and appropriations, early termination, audits, investigations, sanctions, penalties and changes in government spending and policies.
We derive revenues from contracts with U.S. and Canadian federal, state, provincial and local governments and other foreign governments and their respective agencies, which may terminate most of these contracts at any time, without cause. There is increased pressure on governments and their agencies, both domestically and internationally, to reduce spending. Further, our U.S. federal government contracts are subject to the approval of appropriations made by the U.S. Congress to fund the expenditures under these contracts. Similarly, our contracts with U.S. state and local governments, Canadian federal, provincial and local governments and other foreign governments and their agencies are generally subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations that could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business. We are also subject to evolving regulatory requirements applicable to government contractors or suppliers. Failure to comply with such requirements could result in investigations, penalties and sanctions, including contract termination, fines, suspension of payments, or suspension or debarment from doing business with such applicable governments, which could adversely impact our business, financial condition and results of operations.
Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine and Middle East conflicts, have affected and may continue to affect our business.
Geopolitical instability, political unrest, war and other global conflicts may result in adverse effects on macroeconomic conditions, including volatility in financial markets, adverse changes in trade and tariff policies, inflation, higher interest rates, direct and indirect supply chain disruptions, increased cybersecurity threats and fluctuations in foreign currency. These events may also impact our decision or limit our ability to conduct business in certain areas or with certain entities. For example, sanctions and export controls have been imposed by the United States, Canada and other countries in connection with Russia’s military actions in Ukraine, including restrictions on selling or exporting goods, services or technology to certain regions, and travel bans and asset freezes impacting political, military, business and financial organizations and individuals in or connected with Russia. To support certain of our cloud customers headquartered in the United States or allied countries that rely on our network to manage their global business (including their business in Russia), we have nonetheless allowed these customers to continue to use our services to the extent that it can be done in strict compliance with all applicable sanctions and export controls. However, as the situation continues and the regulatory environment further evolves, we may adjust our business practices as required by applicable rules and regulations. Our compliance with sanctions and export controls could impact the fulfillment of certain contracts with customers and partners doing business in these affected areas and future revenue streams from impacted parties and certain countries. While the Russia-Ukraine and Middle East conflicts have not had and are not expected to have a material adverse effect on our overall business, results of operations or financial condition, it is not possible to predict how these conflicts will unfold and the broader consequences of these conflicts or other conflicts, which could include sanctions, embargoes, regional instability, changes to regional trade ecosystems, geopolitical shifts and adverse effects on the global economy, on our business and operations as well as those of our customers, partners and third-party service providers.
Our global operations expose us to risks associated with an evolving international trade and tariff environment, which may adversely affect our business, financial condition, and results of operations.
We conduct business globally and are subject to a complex, dynamic, and evolving international trade, tariff and regulatory environment. Our operations and customer base span multiple countries, which subjects us to a broad range of risks arising from international trade laws and policies. In recent years, trade tensions among major global economies, including the United States, China, Canada, the EU, and others, have escalated, resulting in the imposition and threatened imposition of tariffs, export controls, sanctions, and other trade barriers or restrictive measures. Although recent trade and tariff restrictions have primarily targeted physical goods and manufacturing components, we cannot predict the direction of future trade and tariff policy, including whether additional tariffs or non-tariff barriers will be applied to digital goods and services or whether new regulatory frameworks will be introduced to govern cross-border data flows, digital services taxation, or intellectual property transfers, any of which could impact our business.
Increased protectionist policies, retaliatory trade and tariff actions, or regulatory divergence across jurisdictions may increase our costs, limit our ability to sell products and services in certain markets, delay or prevent the delivery of our services, or compel us to alter our operations to comply with new international trade and tariff laws and policies. Any such developments could disrupt our supply chains, reduce the competitiveness of our offerings, or create uncertainty for our customers and partners. Moreover, we cannot predict the broader macroeconomic impacts of global trade disputes or policy changes, including the effects on foreign exchange rates, inflation, capital markets or economic growth in key markets. Adverse changes in global trade dynamics could weaken customer demand, delay purchasing decisions, or result in reduced access to critical technologies or skilled talent. These risks could materially and adversely impact our business, financial condition, and results of operations.
The restructuring of certain of our operations may be ineffective, may adversely affect our business and our finances, and we may incur additional restructuring charges in connection with such actions.
We often undertake initiatives to restructure or streamline our operations, particularly during the period post-acquisition, such as the Micro Focus Acquisition Restructuring Plan and Business Optimization Plan (each as defined below). We may incur costs associated with implementing a restructuring initiative beyond the amount contemplated when we first developed the initiative, and these increased costs may be substantial. Additionally, such costs would adversely impact our results of operations for the periods in which those adjustments are made. We will continue to evaluate our operations and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations, the decision to terminate products or services that are not valued by our customers or adjusting our workforce. Any failure to successfully execute these initiatives on a timely basis, or the failure to realize the expected financial benefits of such strategic initiatives, may have a material adverse effect on our business, operating results and financial condition.
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
We must continue to manage our internal resources during periods of company growth, or our operating results could be adversely affected.
The information management market in which we compete continues to evolve at a rapid pace. We have grown significantly through acquisitions and, in conjunction with our plan to de-lever, may continue to review acquisition opportunities as a means of increasing the size and scope of our business. Our growth, coupled with the rapid evolution of our markets, has placed, and will continue to place, significant strains on our administrative and operational resources and increased demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations. In addition, our management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully implement our operational and competitive strategy. If we are unable to manage growth effectively, our operating results will likely suffer, which may, in turn, adversely affect our business.
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
Our compensation structure may hinder our efforts to attract and retain vital employees.
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
Increasing corporate citizenship expectations, regulatory complexity, and disclosure obligations may negatively impact our business, financial performance, and reputation.
We are facing growing scrutiny and expectations from shareholders, customers, governments, employees, and other key stakeholders regarding corporate citizenship-related practices, disclosures, and performance. These expectations, which continue to evolve, influence business, investment, and procurement decisions and may differ or conflict across stakeholders. At the same time, we are subject to a complex and rapidly changing global regulatory landscape (including laws and emerging frameworks in the U.S., Canada, and the EU) governing corporate citizenship-related disclosures. In particular, legislation in a number of jurisdictions, including the U.S., prohibiting or limiting such disclosures have been enacted or proposed. While certain legislation has been challenged or paused, the imposition of such obligations either now or in the future may cause us to revise our policies and practices, stated targets or disclosure regarding such matters. Further, certain jurisdictions are also introducing anti-ESG (environmental, social and governance) or anti-greenwashing rules, which increase legal uncertainty and reputational risk given the interpretation and application of such rules remain uncertain.
We may incur additional costs and resource demands to meet these expectations, including collecting reliable data (including data such as emissions or waste metrics), complying with inconsistent or contradictory requirements across jurisdictions, and meeting evolving third-party ratings, benchmarks, and regulatory standards. Failure or perceived failure to align with stakeholder values, meet stated targets, or comply with regulatory obligations could harm our reputation, employee engagement, and investor sentiment; reduce customer demand and business opportunities, including impacting our ability to attract and retain certain government contracts; expose us to penalties, litigation, or investigations; and ultimately impact our operating results, financial condition, and competitiveness.
Our workforce includes both remote and hybrid employees, which subjects us to certain operational challenges and risks.
We have implemented flexible remote and hybrid work models across many of our operations. As a result, we continue to be subject to the challenges and risks of having a remote work environment, as well as operational challenges and risks from having a flexible workforce.
For example, employing a remote work environment could affect employee productivity, including due to a lower level of employee oversight, health conditions or illnesses, disruptions due to caregiving or childcare obligations or slower or unreliable Internet access. OpenText systems, client, vendor and/or borrower data may be subject to additional risks presented by increased cyber-attacks and phishing activities targeting employees, vendors, third-party service providers and counterparties in transactions, the possibility of attacks on OpenText systems or systems of employees working remotely as well as by decreased physical supervision. In addition, we may rely, in part, on third-party service providers to assist us in managing monitoring and otherwise carrying out aspects of our business and operations. Such events may result in a period of business disruption or reduced operations, which could materially affect our business, financial condition and results of operations.
A flexible workforce may also subject us to other operational challenges and risks. For example, a hybrid work program may adversely affect our ability to recruit and retain personnel who prefer a fully remote work environment. Operating our business with both remote and in-person workers, or workers who work on flexible schedules, could have a negative impact on our corporate culture, decrease the ability of our employees to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect employee morale. In addition, we have incurred costs related to reducing our real estate footprint around the world. If we are unable to effectively continue a flexible workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and employee morale, our financial condition and operating results may be adversely impacted.
For more information regarding the impact of business disruptions on our cybersecurity, see “Business disruptions, including those arising from disasters, pandemics or catastrophic events, may adversely affect our operations.”
Risks Related to Acquisitions and Divestitures
Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results.
The growth of our Company through the successful acquisition and integration of complementary businesses is a critical component of our corporate strategy. As a result of the continually evolving marketplace in which we operate, we regularly evaluate acquisition opportunities and at any time may be in various stages of discussions with respect to such opportunities.

We plan to continue to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy and disciplined financial management. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of solutions, as well as to add new solutions to our portfolio. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (i) substantial investment of funds or financings by issuance of debt or equity or equity-related securities; (ii) substantial investment with respect to technology transfers and operational integration; and (iii) the acquisition or disposition of product lines or businesses. Also, such activities could result in charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance or assumption of debt, which could have a negative impact on the credit ratings of our outstanding debt securities or the market price of our Common Shares. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our Company. Any such activity may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. In addition, while we conduct due diligence prior to consummating an acquisition, joint venture or business collaboration, such diligence may not identify all material issues associated with such activities and we may be exposed to additional risk due to such acquisition, joint venture or business collaboration. We may also experience unanticipated difficulties identifying suitable or attractive acquisition candidates that are available for purchase at reasonable prices and that meet our objectives. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not consummate acquisitions successfully that we target in the future. Even if we are able to identify such candidates, we may be unable to consummate an acquisition on suitable terms or in the face of competition from other bidders. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability (i) to take advantage of growth opportunities for our business or for our products and services, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results and financial condition. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges associated with any acquisition or investment activity, may materially adversely impact our results of operations and financial condition which, in turn, may have a material adverse effect on the market price of our Common Shares or credit ratings of our outstanding debt securities.
We may fail to realize all of the anticipated benefits of our acquisitions and divestitures, or those benefits may take longer to realize than expected.
We may be required to devote significant management attention and resources to integrating the business practices and operations of our acquisitions. As we integrate our acquisitions, we may experience disruptions to our business and, if implemented ineffectively, it could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of our acquisitions could cause an interruption of, or loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations. Integrating acquisitions into our business may be disruptive to our business and may adversely affect our existing relationships with employees and business partners. Uncertainties related to the integration of acquisitions may also impair our ability to attract, retain and motivate key personnel and could divert the attention of our management and other employees from day-to-day business and operations.
Furthermore, we cannot assure you that the due diligence undertaken with respect to any potential acquisition will reveal all relevant facts that may be necessary to evaluate such acquisition or to formulate a business strategy. The information provided during due diligence may be incomplete, inadequate or inaccurate, and as part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential acquisition opportunity, or its compatibility with our business. If the due diligence investigation fails to correctly identify material issues and liabilities that may be present in a target company or business, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an acquisition, we may subsequently fail to realize the anticipated benefits of the acquisition or incur substantial impairment charges or other losses.
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
As a result of these difficulties and risks, we may not accomplish the integration of acquired businesses smoothly, successfully or within our budgetary expectations and anticipated timetables, which may result in a failure to realize some or all of the anticipated benefits of our acquisitions. Further, following such transactions, we may continue to incur significant anticipated and unanticipated transaction costs, and these ongoing costs could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid.
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
Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting, cybersecurity and compliance with data privacy laws that are weaker than or otherwise not in conformity with ours.
We have a history of acquiring complementary businesses of varying size and organizational complexity and we may continue to engage in such acquisitions. Upon consummating an acquisition, we seek to implement our disclosure controls and procedures, our internal controls over financial reporting as well as procedures relating to cybersecurity and compliance with data privacy laws and regulations at the acquired company as promptly as possible. Depending upon the nature and scale of the business acquired, the implementation of our disclosure controls and procedures as well as the implementation of our internal controls over financial reporting at an acquired company may be a lengthy process and may divert our attention from other business operations. Our integration efforts may periodically expose deficiencies in the disclosure controls and procedures and internal controls over financial reporting as well as procedures relating to cybersecurity and compliance with data privacy laws and regulations of an acquired company that were not identified in our due diligence undertaken prior to consummating the acquisition; contractual protections intended to protect against any such deficiencies may not fully eliminate all related risks. If such deficiencies exist, we may not be in a position to comply with our periodic reporting requirements and, as a result, our business and financial condition may be materially harmed. Refer to Item 9A, “Controls and Procedures”, included elsewhere in this Annual Report on Form 10-K, for details on our internal controls over financial reporting for recent acquisitions.

Risks Related to Laws and Regulatory Compliance
Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources.
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favourable or unfavourable effects on our future provision for income taxes, income taxes receivable and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, the impact of transactions we complete, future levels of research and development spending, changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments, changes in the overall mix of income among the different jurisdictions in which we operate and changes in overall levels of income before taxes. For instance, the provision for income taxes from the Tax Cuts and Jobs Act of 2017, which required capitalization and amortization of research and development costs starting in Fiscal 2023, has increased cash taxes. Subsequent to the year ended June 30, 2025, the One Big Beautiful Bill Act (the OBBBA) was passed on July 4, 2025. Management is still analyzing the impact of the OBBBA on cash taxes and the effective tax rate. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements, and/or any internal restructuring initiatives we may implement from time to time to streamline our operations, can have a material impact on our effective income tax rate.
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
The United Kingdom (UK) tax authorities have challenged certain historic tax filing positions of Micro Focus. Based on Micro Focus’ assessment of the value of the underlying tax benefit under dispute, and as supported by external professional advice, it believed that it had no liability in respect of these matters and therefore no tax charge was recorded in current or previous periods. Although the Company believes that assessment is reasonable, no assurance can be made regarding the ultimate outcome of these matters.
The Company is also subject to income taxes in numerous jurisdictions and significant judgment has been applied in determining its worldwide provision for income taxes, including historical Micro Focus matters related to the EU State Aid and UK tax authority challenge in respect of prior periods. The provision for income taxes may be impacted by various internal and external factors that could have favourable or unfavourable effects, including changes in estimates of prior years’ items, the impact of transactions completed, the structuring of activities undertaken, the application of complex transfer pricing rules, changes in the valuation of deferred tax assets and liabilities, changes in overall mix and levels of income before taxes, changes in tax laws, regulations and/or rates and changing interpretations of existing tax laws or regulations. Numerous countries have agreed to a statement in support of the Organization for Economic Co-Operation and Development model rules that propose a global minimum tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. Countries with significant operations for OpenText that have enacted the legislation include Canada and UK. We are continuing to monitor when and how such rules in other jurisdictions will be enacted into law. However, it is possible that the implementation of relevant legislation could impact our liability for taxes. Further, due to Micro Focus’ complex acquisitive history, we could become subject to additional tax audits in jurisdictions in which we have not historically been subject to examination. As a result, our worldwide provision for income taxes and any ultimate tax liability may differ from the amounts initially recorded and such differences could have an adverse effect on the combined company’s financial condition and results of operations.
For further details on certain tax matters relating to the Company see Note 14 “Guarantees and Contingencies” and Note 15 “Income Taxes” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
As part of the ongoing audit of our Canadian tax returns by the Canada Revenue Agency (CRA), we have received notices of, and are appealing, reassessments for Fiscal 2012 through Fiscal 2020. An adverse outcome of these ongoing audits could have a material adverse effect on our financial position and results of operations.
As part of its ongoing audit of our Canadian tax returns, the CRA has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2025, in connection with the CRA’s reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $86 million. As of June 30, 2025, we have provisionally paid approximately $32 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within Long-term income taxes recoverable on the Consolidated Balance Sheets as of June 30, 2025.
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
The CRA has audited Fiscal 2017, Fiscal 2018, Fiscal 2019 and Fiscal 2020 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2020 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2020 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017 through Fiscal 2020 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. We have filed notices of objection to the reassessments for each of these years. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2020 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to utilization of available tax attributes; however, for Fiscal 2020 and, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we may be required to make certain minimum payments required under Canadian legislation on a provisional basis while the matter remains in dispute.
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
Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, may adversely impact our business.
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

In the U.S., various laws and regulations apply to the collection, processing, transfer, disposal, unauthorized disclosure and security of personal data. For example, data protection laws passed by all states within the U.S. require notification to users when there is a security breach for personal data. Additionally, the Federal Trade Commission (FTC) and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, transfer and security of data. The U.S. Congress and state legislatures, along with federal regulatory authorities, have recently increased their attention to matters concerning personal data, and this has and may continue to result in new legislation which could increase the cost of compliance. For example, the California Consumer Privacy Act of 2018 came into effect on January 1, 2020 and was subsequently amended by the California Privacy Rights Act, which took effect January 1, 2023 (the foregoing, collectively, the CCPA). The CCPA requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to access and request deletion of their data and opt out of certain data sharing with third parties and provides a new private right of action for data breaches. Violations of the CCPA are enforced by the California Attorney General with sizeable civil penalties, particularly for violations that impact large numbers of consumers. The CCPA also establishes a regulatory agency dedicated to enforcing the requirements of the CCPA. Comprehensive privacy laws also came into effect in in Colorado, Connecticut, Utah, and Virginia in 2023; in Oregon, Texas, and Montana in 2024; and in Delaware, Iowa, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee to date in 2025. Maryland’s comprehensive privacy laws come into effect later this year. Indiana, Kentucky, and Rhode Island have similarly enacted broad laws relating to privacy, data protection and information security that will come into effect in 2026, further complicating our privacy compliance obligations through the introduction of increasingly disparate requirements across the various U.S. jurisdictions in which we operate. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us or our clients.
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
Outside of the U.S., the EU and the UK, many jurisdictions have adopted or are adopting new data privacy laws that may impose further onerous compliance requirements, such as data localization, which prohibits companies from storing and/or processing outside the jurisdiction data relating to resident individuals. In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, may apply to our operations. The proliferation of such laws within the jurisdictions in which we operate may result in conflicting and contradictory requirements, particularly in relation to evolving technologies such as cloud computing and AI. Any failure to successfully navigate the changing regulatory landscape could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, results of operations and financial condition.
Privacy-related claims or lawsuits initiated by governmental bodies, customers or other third parties, whether meritorious or not, could be time consuming, result in costly regulatory proceedings, litigation, penalties, fines, or other potential liabilities, or require us to change our business practices, sometimes in expensive ways. Unfavourable publicity regarding our privacy practices could damage our reputation, harm our ability to keep existing customers or attract new customers or otherwise adversely affect our business, assets, revenue and brands.
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
AI and other machine learning technology is being integrated into some of our products, systems or solutions, which could present risks and challenges to our business.
AI and other machine learning technology is being integrated into some of our products, systems or solutions and could be a significant factor in future offerings. While AI can present significant benefits, it can also present risks and challenges to our business. Data sourcing, technology, integration and process issues, program bias in decision-making algorithms, security challenges and challenges with the protection of confidential information and personal privacy could impair the adoption, operation and acceptance of AI. If the output from AI in our products, systems or solutions are deemed to be inaccurate or questionable, or if the use of AI does not operate as anticipated or perform as promised, our business and reputation may be harmed. As the adoption of AI quickens, we expect competition to intensify and additional companies may enter our markets offering similar products, systems or solutions. We may not be able to compete effectively with our competitors and our strategy to integrate AI and other machine learning technology into our products, systems or solutions may also not be accepted by our customers or by other businesses in the marketplace. The integration of AI may also expose us to risks regarding intellectual property ownership and license rights, particularly if any copyrighted material is embedded in training models.
Using AI and other machine learning technologies while the technology is still developing may expose us to liability, reputational harm, and threats of litigation, particularly if such technology produces errors, AI bias, AI hallucinations, harmful content, discrimination, intellectual property infringement or misappropriation, data privacy or cybersecurity issues, or otherwise if such technology does not function as intended. Such inaccurate or erroneous outputs may be the result of input data that is insufficient, incorrect, overbroad, outdated or containing biased information. Moreover, with the use of certain AI and other machine learning technologies, there may be a lack of transparency of the sources of data used to train or develop such technologies or how inputs are converted to outputs, and we may not be able to fully validate this process and its accuracy.
Additionally, the use of AI and other machine learning technologies in connection with the creation or development of intellectual property may present challenges in asserting ownership over the resulting output given the position of courts and intellectual property offices in certain jurisdictions that human inventorship is required for patent protection of an AI-generated invention and human authorship is required for copyright protection of an AI-generated work of authorship. Inventions or works of authorship created through the use of such technologies may be based or rely on, or contain, materials that were used in the training of such technologies and which are subject to third-party intellectual property, which could further limit our ability to obtain intellectual property protection in such inventions or works of authorship. Further, there is a risk that the data inputted into such technologies may contain confidential information, including trade secrets, resulting in such information becoming accessible by third parties. The use of AI, including potential inadvertent disclosure of confidential information or personal data, could also lead to legal and regulatory investigations and enforcement actions, or may give rise to specific obligations, including required notices, consents and opt-outs, under various data privacy, protection and cybersecurity laws and regulations in a number of jurisdictions. See “Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, may adversely impact our business” and “Unauthorized disclosures, cyber-attacks, breaches of data security and other information technology risks may adversely affect our operations.”
The use of copyrighted materials in AI and other machine learning technology has not been fully interpreted by U.S. federal and state, Canadian or international courts and the regulatory framework for AI continues to evolve and remains uncertain. Moreover, regulations relating to AI technologies, including the application of existing legal frameworks to AI technologies, may also impose certain obligations on organizations, and the costs of monitoring and responding to such regulations, as well as the consequences of non-compliance, could have an adverse effect on our operations or financial condition. It is possible that new laws and regulations will be adopted in the jurisdictions in which we operate, or existing laws and regulations may be interpreted in new ways, that would affect the way in which AI and other machine learning technology is used in our products, systems or solutions. Further, the cost to comply with such laws or regulations, including court decisions, could be significant. As AI systems are highly complex and rapidly developing, it is not possible to predict all legal, regulatory, operational or technological risks that may arise relating to our use of AI. The risks and challenges associated with integrating AI and other machine learning technology into our products, systems and solutions could adversely affect our business, financial condition and results of operations.
Risks Related to our Financial Condition
We may not generate sufficient cash flow to satisfy our unfunded pension obligations.
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
For more information on our pension obligations, see Note 12 “Pension Plans and Other Post-Retirement Benefits” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Fluctuations in foreign currency exchange rates could materially affect our financial results.
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
Transactional foreign currency gains (losses) are included in the Consolidated Statements of Income under the line item Other income (expense), net. See Item 8, Financial Statements and Supplementary Data. While we may use derivative financial instruments to attempt to reduce our net exposure to currency exchange rate fluctuations, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could materially affect our financial results. Further, we have other derivative financial instruments that are subject to mark-to-market valuation adjustments based on foreign currency fluctuations. See Note 17 “Derivative Instruments and Hedging Activities” and Note 23 “Other Income (Expense), Net” to our Consolidated Financial Statements and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and their potential impacts may be exacerbated by the Russia-Ukraine and Middle East conflicts and any policy changes, including those resulting from trade and tariff disputes. See “Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine and Middle East conflicts, have affected and may continue to affect our business.”

Our indebtedness could limit our operations and opportunities.
As of June 30, 2025, we had $6.5 billion of total indebtedness. This level of indebtedness could have important consequences to our business, including, but not limited to:
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
As of June 30, 2025, our credit facilities consisted of a $2.23 billion Acquisition Term Loan and a $750 million committed revolving credit facility, which is currently undrawn (the Revolver). Borrowings under our credit facilities are secured by a first charge over substantially all of our assets, which security interests may limit our financial flexibility.
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
As of June 30, 2025, we also have $1.0 billion in aggregate principal amount of 6.90% senior secured notes due 2027 (Senior Secured Notes 2027), $900 million in aggregate principal amount of 3.875% senior notes due 2028 (Senior Notes 2028), $850 million in aggregate principal amount of 3.875% senior notes due 2029 (Senior Notes 2029), $900 million in aggregate principal amount of 4.125% senior notes due 2030 (Senior Notes 2030) and $650 million in aggregate principal amount of our 4.125% senior unsecured notes due 2031 (Senior Notes 2031 and, together with the Senior Secured Notes 2027, Senior Notes 2028, Senior Notes 2029 and Senior Notes 2030, the Senior Notes) outstanding, respectively issued in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Our failure to comply with any of the covenants that are included in the indentures governing the Senior Notes could result in a default under the terms thereof, which could result in all or a portion of the Senior Notes to be immediately due and payable.
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

Risks Related to Ownership of our Common Stock
Our revenues and operating results are likely to fluctuate, which could materially impact the market price of our Common Shares.
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
•Changes in general economic and business conditions, including the impact of any potential recession, or direct and indirect supply chain disruptions and shortages; and
•Changes in general political developments, tax policies, international trade and tariff policies and policies taken to stimulate or to preserve national economies.
A general weakening of the global economy, a continued weakening of the economy in a particular region, economic or business uncertainty or changes in political developments, tax policies, trade and tariff policies or policies implemented to stimulate or preserve economies could result in the cancellation of or delay in customer purchases. A cancellation or deferral of even a small number of license sales or services or delays in the implementation of our software products could have a material adverse effect on our business, operating results and financial condition. As a result of the timing of software product and service introductions and the rapid evolution of our business as well as of the markets we serve, we cannot predict whether patterns or trends experienced in the past will continue. For these reasons, you should not rely upon period-to-period comparisons of our financial results to forecast future performance. Our revenues and operating results may vary significantly, and this possible variance could materially reduce the market price or trading volume of our Common Shares. In addition, from time to time, we may present estimates, forecasts, outlook, business models or other forward-looking statements in our press releases, presentations, conference calls or otherwise regarding our future performance that represent estimates as of the date made. These forward-looking statements are based upon a number of assumptions and are based on information known when they are presented and, while there may be numerical specificity, are inherently subject to significant uncertainties and contingencies, as noted herein, relating to our business, many of which may be beyond our control and are based upon assumptions and risk with respect to future business decisions, some of which may change. Therefore, the actual results we achieve may differ materially from any forward-looking statements, and investors should not rely upon such forward-looking statements in making an investment decision regarding our Common Shares. Further, any perceived failure to achieve such forward-looking statements or meet analysts’ and shareholders’ expectations could also materially reduce the market price or trading volume of our Common Shares.

Changes in the market price of our Common Shares and credit ratings of our outstanding debt securities could lead to losses for shareholders and debt holders.
The market price of our Common Shares and credit ratings of our outstanding debt securities are subject to fluctuations. Such fluctuations in market price or credit ratings may continue in response to: (i) quarterly and annual variations in operating results; (ii) announcements of technological innovations or new products or services that are relevant to our industry; (iii) changes in financial estimates by securities analysts; (iv) changes to the ratings or outlook of our outstanding debt securities by rating agencies; (v) impacts of general economic and market conditions or (vi) other events or factors (including those events or factors noted in this Part I, Item 1A, “Risk Factors” or in Part I, “Forward-Looking Statements” of this Annual Report on 10-K). In addition, financial markets experience significant price and volume fluctuations that particularly affect the market prices of equity securities of many technology companies in particular due to concerns about increasing interest rates, rising inflation or any potential recession. These fluctuations have often resulted from the failure of such companies to meet market expectations in a particular quarter, and thus such fluctuations may or may not be related to the underlying operating performance of such companies. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our Common Shares or the credit ratings of our outstanding debt securities. Additionally, short sales, hedging and other derivative transactions in our Common Shares and technical factors in the public trading market for our Common Shares may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our Common Shares, access to margin debt, trading in options and other derivatives on our Common Shares and other technical trading factors. Occasionally, periods of volatility in the market price of a company’s securities may lead to the institution of securities class action litigation against a company. If we are subject to such volatility in our market price, we may be the target of such securities litigation in the future. Such legal action could result in substantial costs to defend our interests and a diversion of management’s attention and resources, each of which would have a material adverse effect on our business and operating results.
General Risks
Unexpected events may materially harm our ability to align when we incur expenses with when we recognize revenues.
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
We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.
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
Our international operations expose us to business, political and economic risks.
We have significantly increased, and intend to continue to make efforts to increase, our international operations and anticipate that international sales will continue to account for a significant portion of our revenues. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, differences in business practices, compliance with domestic and foreign laws (including without limitation domestic and international import and export laws and regulations and the Foreign Corrupt Practices Act, including potential violations by acts of agents or other intermediaries), costs related to localizing products for foreign markets, costs related to translating and distributing software products in a timely manner, costs related to increased financial accounting and reporting burdens and complexities, longer sales and collection cycles for accounts receivables, failure of laws or courts to protect our intellectual property rights adequately, local competition, and economic or political instability and uncertainties, including inflation, recession, interest rate fluctuations, trade and tariff policies and actual or anticipated military or geopolitical conflicts. International operations also tend to be subject to a longer sales and collection cycle. In addition, regulatory limitations regarding the repatriation of earnings may adversely affect the transfer of cash earned from international operations. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, U.S. or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. Additionally, international earnings may be subject to taxation by more than one jurisdiction, which may materially adversely affect our effective tax rate. Also, international expansion may be difficult, time consuming and costly. These risks and their potential impacts may be exacerbated by the Russia-Ukraine and Middle East conflicts. See “Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine and Middle East conflicts, have affected and may continue to affect our business.” As a result, if revenues from international operations do not offset the expenses of establishing and maintaining international operations, our business, operating results and financial condition will suffer.
We may become involved in litigation that may materially adversely affect us.
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
Our operating results could be adversely affected by any weakening of economic conditions.
Our overall performance depends in part on worldwide economic conditions. Certain economies have experienced periods of downturn as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment, volatility in commodity prices and worldwide stock markets, excessive government debt, disruptions to global trade or tariffs, inflation, higher interest rates and risks of recession and global health pandemics. The severity and length of time that a downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery from such downturn, are unknown and are beyond our control. Recently, the Russia-Ukraine conflict, Middle East conflicts, the inflationary environment and policy changes resulting from trade and tariff disputes have raised additional concerns regarding economic uncertainties. Moreover, any instability in the global economy affects countries in different ways, at different times and with varying severity, which makes the impact to our business complex and unpredictable. During such downturns, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted, or conditions could result in reductions in the licensing of our software products and the sale of cloud and other services, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivables, slower adoption of new technologies and increased price competition. In addition, deterioration of the global credit markets could adversely impact our ability to complete licensing transactions and services transactions, including maintenance and support renewals. Any of these events, as well as a general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending, could delay or decrease our revenues and therefore have a material adverse effect on our business, operating results and financial condition.

Stress in the global financial system may adversely affect our finances and operations.
Financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, material increases in applicable interest rate benchmarks may increase the interest expense for our credit facilities such as the Acquisition Term Loan and Revolver that have variable rates of interest. Credit contraction in financial markets may hurt our ability to access credit in the event that we identify an acquisition opportunity or require significant access to credit for other reasons. Similarly, volatility in the market price of our Common Shares due to seemingly unrelated financial developments, such as a recession, inflation, the imposition of or uncertainty related to, tariffs or other trade restrictions, or an economic slowdown in the U.S. or internationally, could hurt our ability to raise capital for the financing of acquisitions or other reasons. Potential price inflation caused by an excess of liquidity in countries where we conduct business may increase the cost we incur to provide our solutions and may reduce profit margins on agreements that govern the licensing of our software products and/or the sale of our services to customers over a multi-year period. A reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of our customer base such as the public sector. As a result, these customers may need to reduce their licensing of our software products or their purchases of our services, or we may experience greater difficulty in receiving payment for the licenses and services that these customers purchase from us. In addition, inflation is often accompanied by higher interest rates, which may cause additional economic fluctuation. Any of these events, or any other events caused by turmoil in world financial markets, may have a material adverse effect on our business, operating results and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
As a leader in Information Management and cybersecurity we recognize the importance of assessing, identifying, and managing risks associated with cybersecurity threats. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. At OpenText, cybersecurity risk management is an integral part of our overall enterprise risk management program. Our cybersecurity risk management program aligns with industry best practices such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework 2.0, and the International Organization for Standardization (ISO)/International Electro-technical Commission (IEC) ISO/IEC 27001 standard. This provides a framework for identifying, monitoring, evaluating, and responding to cybersecurity threats and incidents, including those associated with the use of our software, applications, services, and cloud and hybrid infrastructures developed or provided by third-party vendors and service providers. Our framework includes steps for identifying the source of a cybersecurity threat or incident, assessing the severity and risk of a cybersecurity threat or incident, implementing cybersecurity mitigation or remediation strategies, and informing our management and our Board of material cybersecurity threats and incidents.
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

In Fiscal 2025, we did not identify any cybersecurity threats or incidents or risks of such incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, see “Risk Factors—Risks Related to our Business and Industry” in this Annual Report on Form 10-K.
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
Our current Chief Information Security Officer (CISO) has over 20 years of experience architecting and directing global information security functions and possesses the requisite education, skills, experience, and industry certifications expected of an individual assigned to these duties. Our CISO is responsible for day-to-day risk management activities, including identifying and assessing cybersecurity risks, establishing processes in an effort to ensure that potential cybersecurity risk exposures are monitored, implementing appropriate mitigation or remediation measures and maintaining cybersecurity programs. Our CISO receives ongoing communication from relevant teams related to cybersecurity and is responsible for providing a single consolidated view of the Company’s enterprise cybersecurity risk in various industries. OpenText’s CISO reports to the Chief Digital Officer (CDO) who is responsible for OpenText’s broader IT program, which includes the Company’s ability to remediate and recover from a cybersecurity incident while minimizing impacts to the business and operations. Management, including the CDO, updates the Audit Committee and the Board of Directors on the Company’s cybersecurity programs, material cybersecurity risks, and mitigation or remediation strategies as needed or appropriate.
Item 2. Properties
Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel, totaling approximately 0.4 million square feet of owned facilities and approximately 3.3 million square feet of leased facilities.
Owned Facilities
Our headquarters is located in Waterloo, Ontario, Canada, and it consists of approximately 232,000 square feet. The land upon which the buildings stand is leased from the University of Waterloo for a period of 49 years that began in December 2005, with an option to renew for an additional term of 49 years. The option to renew is exercisable by us upon providing written notice to the University of Waterloo not earlier than the 40th anniversary and not later than the 45th anniversary of the lease commencement date.
Certain of the Company’s subsidiaries also own buildings in the United States, the United Kingdom and South Africa that total approximately 170,000 square feet as of June 30, 2025. These facilities are primarily used as data centers and office space by the Company and its subsidiaries.
Leased Facilities
The following table sets forth the location and approximate square footage of our leased facilities as of June 30, 2025:

Square Footage
Americas (1)	1,093,998
EMEA (2)	739,639
Asia Pacific (3)	1,453,157
Total	3,286,794
_____________________
(1)Americas consists of countries in North, Central and South America.
(2)EMEA consists of countries in Europe, the Middle East and Africa.
(3)Asia Pacific primarily consists of India, Philippines and China.
Included in the total approximate square footage of leased facilities is approximately 2.8 million square feet of operational space and approximately 0.5 million square feet of vacated space which has either been sublet or is being actively marketed for sublease or disposition.

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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Shares have traded on the NASDAQ stock market since 1996 under the symbol “OTEX” and our Common Shares have traded on the Toronto Stock Exchange (TSX) since 1998, first under the symbol “OTC”, and since 2017, under the symbol “OTEX”.
On June 30, 2025, the closing price of our Common Shares on the NASDAQ was $29.20 per share, and on the TSX was Canadian $39.79 per share.
As at June 30, 2025, we had 346 shareholders of record holding our Common Shares of which 294 were U.S. shareholders.
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
Issuer Purchases of Equity Securities
Share Repurchase Plan
On April 30, 2024, the Board authorized a share repurchase plan (the Fiscal 2024 Repurchase Plan), pursuant to which we were authorized to purchase for cancellation, in open market transactions from time to time over the 12 month period commencing on May 7, 2024 until May 6, 2025, up to an aggregate of $250 million of our Common Shares on the NASDAQ, the TSX (as part of a Fiscal 2024 NCIB, defined below) and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. The price that we were authorized to pay for Common Shares in open market transactions was the market price at the time of purchase or such other price as was permitted by applicable law or stock exchange rules.
On July 31, 2024, in order to align our share repurchase plan to our fiscal year, the Board approved the early termination of the Fiscal 2024 Repurchase Plan and authorized a new share repurchase plan (the Fiscal 2025 Repurchase Plan), pursuant to which we were authorized to purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 7, 2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of our Common Shares on the TSX, the NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules.
On March 13, 2025, the Company increased the authorized limit of the Fiscal 2025 Repurchase Plan by $150 million to $450 million and established an automatic share purchase plan (ASPP). The price that we were authorized to pay for Common Shares in open market transactions was the market price at the time of purchase or such other price as was permitted by applicable law or stock exchange rules. The Fiscal 2025 Repurchase Plan was effected in accordance with Rule 10b-18 under the Exchange Act, and included a normal course issuer bid to provide means to execute purchases over the TSX. Under the terms of the ASPP, the Company’s broker was permitted to make purchases at its sole discretion based on parameters set by the Company in accordance with TSX rules, applicable law and the terms of the ASPP, during periods when the Company would ordinarily not be permitted to make purchases, whether due to regulatory restriction or customary self-imposed blackout periods. Outside of such periods, Common Shares can be purchased based on management's discretion, in compliance with TSX rules and applicable law. All purchases of Common Shares made under the ASPP are included in determining the number of Common Shares purchased under the NCIB.

During the year ended June 30, 2025, we repurchased and cancelled 14,524,664 Common Shares for $418.3 million, inclusive of 2% Canadian excise taxes recorded, under the Fiscal 2025 Repurchase Plan.
On August 6, 2025, the Company renewed its share repurchase plan, pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12 month period commencing on August 12, 2025 until August 11, 2026, if considered advisable, up to an aggregate of $300 million of its common shares on the TSX (as part of a Fiscal 2026 NCIB, defined below), the NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the Fiscal 2026 Repurchase Plan). The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2026 Repurchase Plan will be effected in accordance with Rule 10b-18 under the Exchange Act, and includes a normal course issuer bid to provide means to execute purchases over the TSX.
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
On July 31, 2024, the Company voluntarily terminated the Fiscal 2024 NCIB and established a new normal course issuer bid (the Fiscal 2025 NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2025 Repurchase Plan. The TSX approved the Company’s notice of intention to commence the Fiscal 2025 NCIB, pursuant to which the Company could purchase Common Shares over the TSX for the period commencing on August 7, 2024 until August 6, 2025 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that could have been purchased in this period was 21,179,064 (representing 10% of the Company’s public float (calculated in accordance with TSX rules) as of July 24, 2024, less the 5,073,913 Common Shares purchased under the Fiscal 2024 Repurchase Plan), and the maximum number of Common Shares that could have been purchased on a single day was 138,175 Common Shares, which was 25% of 552,700 (the average daily trading volume for the Common Shares on the TSX for the six months ended March 31, 2024), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18.
On August 6, 2025, the Company renewed its normal course issuer bid (the “NCIB”) in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2026 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2026 NCIB, pursuant to which the
Company may purchase Common Shares over the TSX for the period commencing on August 12, 2025 until August 11, 2026 in accordance with the TSX's normal course issuer bid rules, including that such purchases be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 24,906,456 (representing 10% of the Company’s public float calculated in accordance with TSX rules) as of July 31, 2025, and the maximum number of Common Shares that can be purchased on a single day is 224,146 Common Shares, which was 25% of 896,585 (calculated in accordance with TSX rules based on the average daily trading volume for the Common Shares on the TSX for the six months ended July 31, 2025), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18.
Further, as part of the NCIB renewal, the Company has established an ASPP with its broker to facilitate repurchases of the Common Shares.

Stock Purchases
During the three months ended June 30, 2025, we made the following repurchases under the Fiscal 2025 Repurchase Plan:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2025 through April 30, 2025	1,091,300	$25.40	1,091,300	10,874,946
May 1, 2025 through May 31, 2025	2,551,415	27.50	2,551,415	8,323,531
June 1, 2025 through June 30, 2025	1,669,131	28.40	1,669,131	6,654,400
Total	5,311,846	$27.35	5,311,846	6,654,400	(3)
______________________
(1)Excludes 2% Canadian excise taxes recorded related to repurchases under the Fiscal 2025 Repurchase Plan. See Note 13 “Equity and Share-based Compensation” for more details.
(2)On July 31, 2024, the Board authorized a share repurchase plan pursuant to which we could purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 7, 2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of our Common Shares. On March 13, 2025, the Company increased the authorized limit of such share repurchase plan by $150 million to $450 million. The share repurchase plan was subject to an aggregate limit of 21,179,064 Common Shares.
(3)Excludes 4,322,445 Common Shares repurchased for issuance to our employees under the LTIP that are included as part of the aggregate limit of 21,179,064 Common Shares in accordance with TSX rules.
Stock Performance Graph and Cumulative Total Return
The following graph compares the five-year period ending June 30, 2025, the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:
•an index of companies in the software application industry (S&P North American Technology-Software Index);
•the NASDAQ Composite Index; and
•the S&P/TSX Composite Index.
The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2020, as compared with the cumulative return on a $100 investment in the S&P North American Technology-Software Index, the NASDAQ Composite Index and the S&P/TSX Composite Index (the Indices) made on the same day. Dividends declared on securities comprising the respective Indices and declared on our Common Shares are assumed to be reinvested. The performance of our Common Shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

The chart below provides information with respect to the value of $100 invested on June 30, 2020, in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

	June 30, 2020	June 30, 2021	June 30, 2022	June 30, 2023	June 30, 2024	June 30, 2025
Open Text Corporation	$100.00	$121.64	$92.36	$104.41	$77.58	$78.19
S&P North American Technology-Software Index	$100.00	$145.23	$111.21	$140.28	$181.81	$210.31
NASDAQ Composite Index	$100.00	$146.90	$136.21	$146.54	$158.96	$201.62
S&P/TSX Composite Index	$100.00	$137.10	$96.11	$125.09	$157.08	$199.73
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
Subject to limitations and conditions under the Code and applicable U.S. Treasury Regulations, a U.S. holder may be able to claim a foreign tax credit in respect of the amount of Canadian income tax withheld at the appropriate rate from dividends paid to such U.S. holder. These limitations and conditions include requirements adopted by the IRS in regulations promulgated in December 2021 that the Canadian tax would need to satisfy in order to be eligible to be a creditable tax for a U.S. holder. In the case of a U.S. Holder that is eligible for, and properly elects, the benefits of the Treaty, the Canadian tax on dividends will be treated as meeting the new requirements and therefore as a creditable tax. In the case of all other U.S. holders, the application of these requirements to the Canadian tax on dividends is uncertain and we have not determined whether these requirements have been met. If the Canadian dividend tax is not a creditable tax for a U.S. holder or the U.S. holder does not elect to claim a foreign tax credit for any foreign income taxes, the U.S. Holder may be able to deduct the Canadian tax in computing its taxable income for U.S. federal income tax purposes. Alternatively, the U.S. holder may deduct such Canadian income taxes from its U.S. federal taxable income, provided that the U.S. holder elects to deduct rather than credit all foreign income taxes for the relevant taxable year.

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
Passive Foreign Investment Company Rules
Special U.S. federal income tax rules apply to U.S. persons owning shares of a PFIC. The Company will be classified as a PFIC in a particular taxable year if either: (i) 75 percent or more of the Company’s gross income for the taxable year is passive income, or (ii) the average percentage of the value of the Company’s assets that produce or are held for the production of passive income is at least 50 percent. If the Company is treated as a PFIC for any year, U.S. holders may be subject to adverse tax consequences upon a sale, exchange, or other disposition of the Common Shares, or upon the receipt of certain “excess distributions” in respect of the Common Shares. Dividends paid by a PFIC are not qualified dividends eligible for taxation at preferential rates. Based on audited consolidated financial statements, we believe that the Company was not treated as a PFIC for U.S. federal income tax purposes with respect to its 2024 or 2025 taxable years. In addition, based on a review of the Company’s audited consolidated financial statements and its current expectations regarding the value and nature of its assets and the sources and nature of its income, the Company does not anticipate being treated as a PFIC for the 2026 taxable year.
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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal years beginning July 1, 2025 and ending June 30, 2026 (Fiscal 2026) and July 1, 2026 and ending June 30, 2027 (Fiscal 2027) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and operations, strategic goals and business planning process, including the Company’s business optimization plan announced in July 2024 (the Business Optimization Plan); (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases, the timing thereof and the customers targeted; (viii) the Company’s financial condition, results of operations and earnings; (ix) the basis for any future growth, including organic and inorganic growth, and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates, including UK and Canada’s newly enacted global minimum tax act; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) acquisitions and their expected impact, including our ability to realize the benefits expected from the acquisitions and to successfully integrate the assets we acquire or utilize such assets to their full capacity, including in connection with the acquisition of Micro Focus International Limited, formerly Micro Focus International plc, and its subsidiaries (Micro Focus) (see Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details); (xxiii) tax audits; (xxiv) the expected impact of the Russia-Ukraine and Middle East conflicts and other geopolitical disputes on our business;(xxv) expected costs of the restructuring and business optimization plans; (xxvi) initiatives we establish and targets that we set related to corporate citizenship-related activities; (xvii) integration of Micro Focus, resulting synergies and timing thereof; (xxviii) divestitures and their expected impact, including in connection with the completed divestiture of the Application, Modernization and Connectivity (AMC) business (the AMC Divestiture) and the accompanying transition services agreement (TSA) (see Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details); (xxix) the implementation of or changes to global tariff regimes or other trade policies and the resulting uncertainty to the macroeconomic environment; (xxx) the expected impact of our share repurchase plan on our overall strategic capital allocation; and (xxxi) other matters.
In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. The forward-looking statements contained in this report are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general political, economic and market conditions; (iv) our ability to manage inflation, including increased labour costs associated with attracting and retaining employees, and higher interest rates; (v) our continued ability to manage certain foreign currency risk through hedging; (vi) equity and debt markets continuing to provide us with access to capital; (vii) our continued ability to identify, source and finance attractive and executable business combination opportunities; (viii) our continued ability to avoid infringing third-party intellectual property rights; (ix) increased attention from shareholders, governments, customers and other key relationships regarding our corporate citizenship practices and increased regulatory scrutiny of such practices and related disclosures could impact our business activities, financial performance and reputation; and (x) our ability to successfully implement our restructuring plans. Management’s estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) our inability to realize successfully any anticipated synergy benefits from acquisitions; (ii) the actual and potential impacts of the use of cash and incurrence of indebtedness, including the granting of security interests related to such debt; (iii) the change in scope and size of our operations as a result of acquisitions or divestitures; (iv) the uncertainty around expectations related to the business prospects from potential acquisitions; (v) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (vi) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses, (vii) the potential for the incurrence of or assumption of debt in connection with acquisitions, its impact on future operations and on the ratings or outlooks of rating agencies on our outstanding debt securities, and the possibility of not being able to generate sufficient cash to service all indebtedness; (viii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (ix) the risks associated with bringing new products and services to market; (x) fluctuations in currency exchange rates (including as a result of the impact of any policy changes resulting from trade and tariff disputes) and the impact of mark-to-market valuation relating to associated derivatives; (xi) delays in the purchasing decisions of the Company’s customers; (xii) competition the Company faces in its industry and/or marketplace; (xiii) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xiv) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xvi) the continuous commitment of the Company’s customers; (xvii) demand for the Company’s products and services; (xviii) increase in exposure to international business risks including the impact of geopolitical instability, political unrest, war and other global conflicts, and other geopolitical tensions, including the Russia-Ukraine and Middle East conflicts, as we continue to increase our international operations; (xix) adverse macroeconomic conditions, such as potential increases or changes in global tariff policies and structures and the timing thereof, the effects of global relations, including escalating tensions, imposition of tariffs, retaliatory measures, restrictive regulations or boycotts, and other trade policies, inflation, disruptions in global supply chains and increased labour costs; (xx) inability to raise capital at all or on not unfavourable terms in the future; (xxi) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); (xxii) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities; and (xxiii) risks related to divestitures and the impact of such divestitures on our remaining business. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company’s offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic due to remote working arrangements; (xiv) failure to achieve any corporate citizenship-related targets we set; (xv) failure to attract and retain key personnel to develop and effectively manage the Company’s business; and (xvi) the ability of the Company’s subsidiaries to make distributions to the Company.
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

All dollar and percentage comparisons made herein refer to the year ended June 30, 2025 compared with the year ended June 30, 2024, unless otherwise noted. Refer to Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2024 for a comparative discussion of our Fiscal 2024 financial results as compared to Fiscal 2023.
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
Our comprehensive Information Management platform and services provide secure and scalable solutions for global companies, small and medium-sized businesses (SMBs), governments and consumers around the world. We have a complete and integrated portfolio of Information Management solutions delivered at scale in the OpenText Cloud, helping organizations master modern work, automate application delivery and modernization, and optimize their digital supply chains. To do this, we bring together our Content Cloud, Cybersecurity Cloud, DevOps Cloud, Business Network Cloud, Observability and Service Management Cloud and Analytics Cloud. We also accelerate information modernization with intelligent tools and services for moving off paper, automating classification and building clean data lakes for AI, analytics and automation.
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
As of June 30, 2025, we employed a total of approximately 21,400 individuals. Of the total 21,400 individuals we employed as of June 30, 2025, approximately 7,100 or 33% are in the Americas, 4,700 or 22% are in EMEA and 9,600 or 45% are in Asia Pacific. Currently, we have employees in 42 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. See “Results of Operations” below for our definitions of geographic regions.
Fiscal 2025 Summary:
During Fiscal 2025, we saw the following activity as compared to Fiscal 2024, which includes the results of the AMC Business prior to the completion of the AMC Divestiture on May 1, 2024, which has an impact on period-over-period comparisons. See “Divestiture of AMC Business” under “Results of Operations”, below for more details:
•Total revenue was $5,168.4 million, down 10.4% compared to the prior fiscal year; down 10.4% after factoring in the unfavourable impact of $2.8 million of foreign exchange rate changes.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $4,190.5 million, down 7.6% compared to the prior fiscal year; down 7.5% after factoring in the unfavourable impact of $4.3 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $1,856.5 million, up 2.0% compared to the prior fiscal year; up 2.1% after factoring in the unfavourable impact of $1.5 million of foreign exchange rate changes.
•GAAP-based gross margin was 72.3% compared to 72.6% in the prior fiscal year.
•Non-GAAP-based gross margin was 76.2% compared to 77.3% in the prior fiscal year.
•GAAP-based net income attributable to OpenText was $435.9 million compared to $465.1 million in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $1,007.8 million compared to $1,137.3 million in the prior fiscal year.

•GAAP-based earnings per share (EPS), diluted, was $1.65 compared to $1.71 in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $3.82 compared to $4.17 in the prior fiscal year.
•Adjusted EBITDA (as defined below), a non-GAAP measure, was $1,784.5 million compared to $1,970.2 million in the prior fiscal year.
•Operating cash flow was $830.6 million for the year ended June 30, 2025, compared to $967.7 million in the prior fiscal year, down 14.2%.
•Cash and cash equivalents were $1,156.5 million as of June 30, 2025, compared to $1,280.7 million as of June 30, 2024.
•Enterprise cloud bookings were $772.5 million for the year ended June 30, 2025, compared to $701.4 million for the year ended June 30, 2024. We define Enterprise cloud bookings as the total value from cloud services and subscriptions contracts entered into in the fiscal year that are new, committed and incremental to our existing contracts, entered into with our enterprise-based customers.
•During the year ended June 30, 2025, we repurchased and canceled 14,524,664 Common Shares for $418.3 million, inclusive of 2% Canadian excise taxes recorded (year ended June 30, 2024 and 2023— 5,073,913 and nil Common Shares for $152.3 million and nil, respectively).
•During the year ended June 30, 2025, we declared and paid cash dividends of $1.05 per Common Share in the aggregate amount of $271.5 million, an increase of 2% compared to the prior fiscal year (year ended June 30, 2024 and 2023—$1.00 and $0.972 per Common Share, respectively, in the aggregate amount of $267.4 million and $259.5 million, respectively).
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
Divestiture of AMC Business
On May 1, 2024, the Company completed the AMC Divestiture for $2.275 billion in cash before taxes, fees and other adjustments. Working capital adjustments were finalized during Fiscal 2025 which resulted in a payment of $11.7 million to Rocket Software, and a decrease to the gain on the AMC Divestiture by $4.2 million. For Fiscal 2024, the results of the AMC business from July 1, 2023 through April 30, 2024 were recorded and presented within our Consolidated Financial Statements. See Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details.
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

Impacts of Geopolitical Conflicts and Diplomatic Tensions
We continue to monitor the geopolitical conflicts and diplomatic tensions around the world, including the Russia-Ukraine and Middle East conflicts. We have ceased all direct business in Russia and Belarus. We continue to operate our Israeli-based business and support our employees in the region. While our operations within these locations are not material and we do not expect these geopolitical conflicts to have a material adverse effect on our overall business, results of operations or financial condition, it is not possible to predict the broader consequences or broader expansion of these conflicts, including adverse effects on the global economy, on our business and operations as well as those of our customers, partners and third-party service providers. For more information, see Part I, Item 1A “Risk Factors” included in this Annual Report on Form 10-K.
Outlook for Fiscal 2026
Financial Outlook
As of August 7, 2025, the Company’s full year Fiscal 2026 outlook is as follows:

Metrics	Fiscal 2026 Growth
Total revenues	1% to 2%
Total cloud services and subscriptions revenues	3% to 4%
Adjusted EBITDA Margin	50 bps to 100 bps

Free Cash Flows	17% to 20%
Enterprise Cloud Bookings	12% to 16%
The forward-looking measures and the underlying assumptions involve significant known and unknown risks and uncertainties, and actual results may vary materially. The Company does not present a reconciliation of the forward-looking non-GAAP financial measure, Adjusted EBITDA (as defined below), to the most directly comparable GAAP financial measure because it is impractical to forecast certain items without unreasonable efforts due to the uncertainty and inherent difficulty of predicting, within a reasonable range, the occurrence and financial impact of and the periods in which such items may be recognized.
In addition, we intend to continue our strong capital allocation program with our quarterly dividend and renewed share repurchase program. See Note 26 “Subsequent Events” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Strategic Priorities
We believe our strategic priorities position us well to create both near and long-term shareholder value through organic and inorganic growth, greater capital efficiency and improved profitability. As an organization, we are focused on our three strategic priorities:
•Expanding our competitive advantage: We believe we are well positioned in our key markets to increase our competitive AI-first advantage through our product cycle and leading with Business AI, Business Clouds and Business Security.
We are committed to continuous innovation and invest in our business to increase the value of our offerings to our existing customer base and new customers, which includes Global 10,000 companies (G10K), SMBs and consumers. The G10K are the world’s largest companies, ranked by estimated total revenues, as well as the world's largest governments and global organizations. More valuable products, coupled with our established global partner program, lead to greater distribution and cross-selling opportunities which further help us to achieve organic growth. Over the last three fiscal years, we have invested a cumulative total of $2.28 billion in R&D or 14.8% of cumulative revenue for that three-year period. With our innovation roadmap delivered, we believe we have fortified our support for customer choice: private cloud, public cloud, off-cloud, and API cloud.
Looking ahead, innovation continues to move to the cloud. Businesses rely on a mix of public and private clouds, managed services, and off-cloud options. We’re modernizing our infrastructure and building on our OpenText Cloud investments to meet customers where they are. Our cloud-native applications, combined with public cloud partners and managed services, provide secure, scalable solutions. With multi-tenant SaaS and embedded AI across our portfolio—including Titanium X—we aim to deliver greater flexibility, productivity, and choice.
•Total revenue growth: We are committed to total revenue growth through organic initiatives, innovation and acquisitions.

We believe in a programmatic approach to growth through tuck-in acquisitions or when they align with our strategic priorities. We expect to carry out programmatic divestitures, when that is the best opportunity to monetize long-term returns for mature products. We will remain flexible and allocate our capital accordingly to the highest return scenario. We regularly evaluate such opportunities within the Information Management market and at any time may be in various stages of discussions with respect to such opportunities. This strategy will often align to how we assess which of our products are performing compared to outperforming in growth and our capital allocation revenue growth expectations.
•Achieving Operational Excellence: We focus on driving margin and earnings expansion, free cash flow growth, and capital return. We focus on expanding profitability so as to drive cash flow growth, which helps fuel our innovation and capital allocation priorities.
As previously announced, our Business Optimization Plan was designed to support strategic initiatives, integration and simplification efforts following the Micro Focus acquisition, AMC Divestiture and AI-first innovation and growth plans.
As of June 30, 2025, we have incurred $127.9 million of the total expected costs of up to approximately $260.0 million. These costs primarily related to workforce reduction driven by automation, centralization, and simplification, as well as associated real estate footprint reductions globally. On a combined basis, the expansion is expected to result in a total net reduction of approximately 2,000 positions.
The Business Optimization Plan along with other savings initiatives, when fully implemented, is expected to generate total annualized savings of approximately $490.0 million to $550.0 million. The Company has realized approximately 35% of these savings during Fiscal 2025, and expects to realize an additional 35% in Fiscal 2026, with the balance thereafter. The entire business optimization plan is expected to be substantially completed by the second quarter of Fiscal 2027. See Part I, Item 1A, “Risk Factors” included within this Annual Report on Form 10-K for more details.
Additional Considerations
We conduct business globally and are subject to a complex and evolving international trade environment. Recent trade tensions among major economies, including the United States, Canada, China, the European Union and others, have led to the dissolution of trade agreements, the imposition of tariffs and other restrictive measures. These tariffs and other restrictive measures do not currently target software, services, intangibles or other digital services; however, we cannot predict future trade policy or tariffs, including whether such digital goods and services will be subject to any form of tariffs or other restrictions in the future, or the timing of any impacts thereof. We also cannot predict the impact that such tariffs and other restrictive measures will have on the macroeconomic environment or our customers, which could adversely impact our business and our results of operations.
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
Cloud services and subscriptions revenue
Cloud services and subscriptions revenue are from hosting arrangements where, in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced B2B integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third-party, and the customer accesses and uses the software on an as-needed basis. Our cloud arrangements can be broadly categorized as “platform as a service” (PaaS), SaaS, cloud subscriptions and managed services.
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
As part of cloud services and subscriptions revenues, in connection with cloud subscription and managed service contracts, we often agree to perform a variety of services before the customer goes live, such as, converting and migrating customer data, building interfaces and providing training. These services are considered an outsourced suite of professional services which can involve certain project-based activities. These services can be provided at the initiation of a contract, during the implementation or on an ongoing basis as part of the customer life cycle. These services can be charged separately on a fixed fee or a time and materials basis, or the costs associated may be recovered as part of the ongoing cloud subscription or managed services fee. These outsourced professional services are considered to be distinct from the ongoing hosting services and represent a separate performance obligation within our cloud subscriptions or managed services arrangements. The obligation to provide outsourced professional services is satisfied over time, with the customer simultaneously receiving and consuming the benefits as we satisfy our performance obligations. For outsourced professional services, we recognize revenue by measuring progress toward the satisfaction of our performance obligation. Progress for services that are contracted for a fixed price is generally measured based on hours incurred as a portion of total estimated hours. As a practical expedient, when we invoice a customer at an amount that corresponds directly with the value to the customer of our performance to date, we recognize revenue at that amount.
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
Our annual impairment analysis of goodwill was performed as of April 1, 2025. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2025 (no impairments were recorded for Fiscal 2024 and Fiscal 2023, respectively).
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
Income taxes
We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (Topic 740).
We account for our uncertain tax provisions by using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including the resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not that the position will be sustained on audit. On subsequent recognition and measurement, the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company’s best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We recognize both accrued interest and penalties related to liabilities for income taxes within the Provision for income taxes line of our Consolidated Statements of Income.
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
The comparability of our operating results for the years ended June 30, 2025, June 30, 2024 and June 30, 2023 were impacted by the Micro Focus Acquisition, the results of which were consolidated with those of OpenText beginning February 1, 2023, and the AMC Divestiture, the results of which were excluded from those of OpenText beginning May 1, 2024. As such, consolidated operating results for the years ended June 30, 2023 and 2024 included five and twelve months, respectively, of Micro Focus operating results, which included five and ten months, respectively, of AMC business operating results.
Acquisition of Micro Focus
Our total revenues increased by $1,284.6 million across all of our product types in the year ended June 30, 2024, relative to the year ended June 30, 2023, primarily due to revenue contributions from the Micro Focus Acquisition, organic revenue growth, and a favourable impact of $40.5 million of foreign exchange rate changes. The Micro Focus Acquisition contributed $2,210.7 million to our total revenues during the year ended June 30, 2024, of which $1,414.5 million related to customer support revenues and $477.4 million related to license revenues. Micro Focus total revenues increased by $1,234.1 million during the year ended June 30, 2024 as compared to the same period in the prior fiscal year.
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
Divestiture of AMC Business
On May 1, 2024, the Company completed the sale of its AMC business to Rocket Software. The AMC business was comprised of the legacy OpenText connectivity business and the legacy Micro Focus AMC business. The comparability of our operating results for the year ended June 30, 2025 as compared to the year ended June 30, 2024 was impacted by the divestiture of our AMC business, the results of which were excluded from those of OpenText beginning May 1, 2024. As such, AMC business operating results through April 30, 2024 were included in the consolidated operating results for the year ended June 30, 2024, but were not included in the consolidated operating results for the year ended June 30, 2025.
Our total revenues decreased by $601.2 million, primarily across license and customer support product types, in the year ended June 30, 2025 relative to the year ended June 30, 2024, primarily due to the exclusion of revenue contributions from the AMC business, and after factoring the unfavourable impact of $2.8 million of foreign exchange rate changes. The following table illustrates the revenues contributed by the AMC business during the year ended June 30, 2024.

(In thousands)	Year Ended June 30, 2024
Cloud services and subscriptions	$—
Customer support	283,489
License	138,637
Professional service and other	17,817
Total revenues	$439,943
Transition Services Agreement
In connection with the AMC Divestiture, we entered into a TSA with Rocket Software, whereby we agreed to provide certain transition services to Rocket Software for up to 24 months from the closing date. These transition service costs are reimbursable by Rocket Software. For Fiscal 2025, we billed Rocket Software $31.6 million under the TSA. The following table illustrates the financial statement impact of these TSA reimbursements, which have been recorded as an offset to the respective costs incurred, within our Consolidated Statements of Income. All transition services pursuant to the TSA were completed as of June 30, 2025.

	Year Ended June 30,
(In thousands)	2025	2024	2023
Professional service and other cost of revenue	$335	$123	$—
Customer support cost of revenue	1,352	543	—
Research and development	715	258	—
Sales and marketing	2,823	1,009	—
General and administrative	26,379	9,583	—
Total	$31,604	$11,516	$—

Summary of Results of Operations

	Year Ended June 30,
(In thousands)	2025	Change increase (decrease)	2024	Change increase (decrease)	2023
Total Revenues by Product Type:
Cloud services and subscriptions	$1,856,474	$35,950	$1,820,524	$120,091	$1,700,433
Customer support	2,334,037	(379,260)	2,713,297	798,277	1,915,020
License	625,614	(208,548)	834,162	295,136	539,026
Professional service and other	352,280	(49,314)	401,594	71,093	330,501
Total revenues	5,168,405	(601,172)	5,769,577	1,284,597	4,484,980
Total Cost of Revenues	1,434,118	(144,431)	1,578,549	261,962	1,316,587
Total GAAP-based Gross Profit	3,734,287	(456,741)	4,191,028	1,022,635	3,168,393
Total GAAP-based Gross Margin %	72.3%		72.6%		70.6%
Total GAAP-based Operating Expenses	2,841,598	(462,345)	3,303,943	651,842	2,652,101
Total GAAP-based Income from Operations	$892,689	$5,604	$887,085	$370,793	$516,292

% Revenues by Product Type:
Cloud services and subscriptions	35.9%		31.6%		37.9%
Customer support	45.2%		47.0%		42.7%
License	12.1%		14.5%		12.0%
Professional service and other	6.8%		6.9%		7.4%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$697,929	$(15,830)	$713,759	$123,594	$590,165
Customer support	250,310	(42,423)	292,733	83,028	209,705
License	31,939	6,331	25,608	8,963	16,645
Professional service and other	265,160	(37,367)	302,527	25,639	276,888
Amortization of acquired technology-based intangible assets	188,780	(55,142)	243,922	20,738	223,184
Total cost of revenues	$1,434,118	$(144,431)	$1,578,549	$261,962	$1,316,587

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	62.4%		60.8%		65.3%
Customer support	89.3%		89.2%		89.0%
License	94.9%		96.9%		96.9%
Professional service and other	24.7%		24.7%		16.2%

Total Revenues by Geography: (1)
Americas (2)	$2,938,709	$(403,172)	$3,341,881	$556,878	$2,785,003
EMEA (3)	1,751,543	(126,927)	1,878,470	568,454	1,310,016
Asia Pacific (4)	478,153	(71,073)	549,226	159,265	389,961
Total revenues	$5,168,405	$(601,172)	$5,769,577	$1,284,597	$4,484,980
% Revenues by Geography:
Americas (2)	56.9%		57.9%		62.1%
EMEA (3)	33.9%		32.6%		29.2%
Asia Pacific (4)	9.2%		9.5%		8.7%

Other Metrics:
GAAP-based gross margin	72.3%		72.6%		70.6%
Non-GAAP-based gross margin (5)	76.2%		77.3%		76.1%
Net income, attributable to OpenText	$435,868		$465,090		$150,379
GAAP-based EPS, diluted	$1.65		$1.71		$0.56
Non-GAAP-based EPS, diluted (5)	$3.82		$4.17		$3.29
Adjusted EBITDA (5)	$1,784,465		$1,970,200		$1,472,917
______________________
(1)Total revenues by geography are determined based on the location of our direct end customer.
(2)Americas consists of countries in North, Central and South America.
(3)EMEA consists of countries in Europe, the Middle East and Africa.
(4)Asia Pacific primarily consists of Australia, Japan, Singapore, India and China.

(5)See “Use of Non-GAAP Financial Measures” (discussed later in this MD&A) for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures.
Revenues, Cost of Revenues and Gross Margin by Product Type
1)    Cloud Services and Subscriptions:
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced business-to-business integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third-party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as platform as a service, software as a service, cloud subscriptions and managed services.
Beginning with the quarter ended September 30, 2024, we have disclosed the cloud renewal rate on a net basis (cloud net renewal rate). This rate includes increases and decreases in renewed contract values driven by product mix, volume and consumption, and changes for price adjustments relating to renewed contract values, which were not part of the historical calculation of the cloud renewal rate. For the year ended June 30, 2025, our cloud net renewal rate, excluding the impact of Carbonite Inc. and Zix Corporation, was 96%.
Cost of Cloud services and subscriptions revenues is comprised primarily of third-party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs and some third-party royalty costs.

	Year Ended June 30,
(In thousands)	2025	Change increase (decrease)	2024	Change increase (decrease)	2023
Cloud Services and Subscriptions:
Americas	$1,347,094	$(5,337)	$1,352,431	$64,700	$1,287,731
EMEA	395,871	43,004	352,867	47,574	305,293
Asia Pacific	113,509	(1,717)	115,226	7,817	107,409
Total Cloud Services and Subscriptions Revenues	1,856,474	35,950	1,820,524	120,091	1,700,433
Cost of Cloud Services and Subscriptions Revenues	697,929	(15,830)	713,759	123,594	590,165
GAAP-based Cloud Services and Subscriptions Gross Profit	$1,158,545	$51,780	$1,106,765	$(3,503)	$1,110,268
GAAP-based Cloud Services and Subscriptions Gross Margin %	62.4%		60.8%		65.3%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	72.6%		74.3%		75.7%
EMEA	21.3%		19.4%		18.0%
Asia Pacific	6.1%		6.3%		6.3%
Cloud services and subscriptions revenues increased by $36.0 million or 2.0% during the year ended June 30, 2025 as compared to the prior fiscal year; up 2.1% after factoring in the unfavourable impact of $1.5 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $43.0 million, a decrease in Americas of $5.3 million, and a decrease in Asia Pacific of $1.7 million.
There were 149 cloud services contracts greater than $1.0 million that closed during Fiscal 2025, compared to 129 contracts during Fiscal 2024.
Cost of Cloud services and subscriptions revenues decreased by $15.8 million during the year ended June 30, 2025 as compared to the prior fiscal year. This was due to a decrease in labour-related costs of $22.1 million, partially offset by an increase in third-party network usage fees of $5.6 million . Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 62% from 61%.
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
Beginning with the quarter ended September 30, 2024, we have disclosed the customer support renewal rate on a net basis (customer support net renewal rate). This rate includes increases in renewed contract values driven by volume and consumption, and excludes reductions driven by shifts from customer support renewals where customers migrate to other product types, which were not part of the historical calculation of the customer support renewal rate. For the year ended June 30, 2025, our customer support net renewal rate was 91%.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third-party royalty costs.

	Year Ended June 30,
(In thousands)	2025	Change increase (decrease)	2024	Change increase (decrease)	2023
Customer Support Revenues:
Americas	$1,202,715	$(251,356)	$1,454,071	$372,879	$1,081,192
EMEA	902,041	(89,740)	991,781	329,180	662,601
Asia Pacific	229,281	(38,164)	267,445	96,218	171,227
Total Customer Support Revenues	2,334,037	(379,260)	2,713,297	798,277	1,915,020
Cost of Customer Support Revenues	250,310	(42,423)	292,733	83,028	209,705
GAAP-based Customer Support Gross Profit	$2,083,727	$(336,837)	$2,420,564	$715,249	$1,705,315
GAAP-based Customer Support Gross Margin %	89.3%		89.2%		89.0%

% Customer Support Revenues by Geography:
Americas	51.5%		53.6%		56.5%
EMEA	38.6%		36.6%		34.6%
Asia Pacific	9.9%		9.8%		8.9%
Customer support revenues decreased by $379.3 million or 14.0% during the year ended June 30, 2025 as compared to the prior fiscal year; down 13.9% after factoring in the unfavourable impact of $2.9 million of foreign exchange rate changes. The decrease was primarily due to the exclusion of customer support revenue contributions of $283.5 million as a result of the AMC Divestiture. Geographically, the overall change was attributable to a decrease in Americas of $251.4 million, a decrease in EMEA of $89.7 million and a decrease in Asia Pacific of $38.2 million.
Cost of Customer support revenues decreased by $42.4 million during the year ended June 30, 2025 as compared to the prior fiscal year, primarily due to a decrease in labour-related costs of $39.8 million. Overall, the gross margin percentage on Customer support revenues remained stable at 89%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Year Ended June 30,
(In thousands)	2025	Change increase (decrease)	2024	Change increase (decrease)	2023
License Revenues:
Americas	$264,251	$(115,849)	$380,100	$109,291	$270,809
EMEA	275,724	(62,373)	338,097	138,470	199,627
Asia Pacific	85,639	(30,326)	115,965	47,375	68,590
Total License Revenues	625,614	(208,548)	834,162	295,136	539,026
Cost of License Revenues	31,939	6,331	25,608	8,963	16,645
GAAP-based License Gross Profit	$593,675	$(214,879)	$808,554	$286,173	$522,381
GAAP-based License Gross Margin %	94.9%		96.9%		96.9%

% License Revenues by Geography:
Americas	42.2%		45.6%		50.2%
EMEA	44.1%		40.5%		37.0%
Asia Pacific	13.7%		13.9%		12.8%
License revenues decreased by $208.5 million or 25.0% during the year ended June 30, 2025 as compared to the prior fiscal year; down 25.1% after factoring in the favourable impact of $0.4 million of foreign exchange rate changes. The decrease was driven by the exclusion of license revenue contributions as a result of the AMC Divestiture of $138.6 million and license revenues in the prior fiscal year relating to the grant of certain IP rights. Geographically, the overall change was attributable to a decrease in Americas of $115.8 million, a decrease in EMEA of $62.4 million, and a decrease in Asia Pacific of $30.3 million.
During Fiscal 2025, we closed 211 license contracts greater than $0.5 million, of which 79 contracts were greater than $1.0 million, contributing $228.5 million of License revenues. This was compared to 239 license contracts greater than $0.5 million during Fiscal 2024, of which 103 contracts were greater than $1.0 million, contributing $371.7 million of License revenues.
Cost of License revenues increased by $6.3 million during the year ended June 30, 2025 as compared to the prior fiscal year. Overall, the gross margin percentage on License revenues decreased to 95% from 97%.
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

	Year Ended June 30,
(In thousands)	2025	Change increase (decrease)	2024	Change increase (decrease)	2023
Professional Service and Other Revenues:
Americas	$124,649	$(30,630)	$155,279	$10,008	$145,271
EMEA	177,907	(17,818)	195,725	53,230	142,495
Asia Pacific	49,724	(866)	50,590	7,855	42,735
Total Professional Service and Other Revenues	352,280	(49,314)	401,594	71,093	330,501
Cost of Professional Service and Other Revenues	265,160	(37,367)	302,527	25,639	276,888
GAAP-based Professional Service and Other Gross Profit	$87,120	$(11,947)	$99,067	$45,454	$53,613
GAAP-based Professional Service and Other Gross Margin %	24.7%		24.7%		16.2%

% Professional Service and Other Revenues by Geography:
Americas	35.4%		38.7%		44.0%
EMEA	50.5%		48.7%		43.1%
Asia Pacific	14.1%		12.6%		12.9%

Professional service and other revenues decreased by $49.3 million or 12.3% during the year ended June 30, 2025 as compared to the prior fiscal year; down 12.5% after factoring in the favourable impact of $1.0 million of foreign exchange rate changes. The decrease was partially due to the exclusion of professional services revenue contributions as a result of the AMC Divestiture. Geographically, the overall change was attributable to a decrease in Americas of $30.6 million, a decrease in EMEA of $17.8 million, and a decrease in Asia Pacific of $0.9 million.
Cost of Professional service and other revenues decreased by $37.4 million during the year ended June 30, 2025 as compared to the prior fiscal year. This was primarily due to a decrease in labour-related costs of $38.5 million, Overall, the gross margin percentage on Professional service and other revenues remained stable at 25%.
Amortization of Acquired Technology-based Intangible Assets

	Year Ended June 30,
(In thousands)	2025	Change increase (decrease)	2024	Change increase (decrease)	2023
Amortization of acquired technology-based intangible assets	$188,780	$(55,142)	$243,922	$20,738	$223,184
Amortization of acquired technology-based intangible assets decreased during the year ended June 30, 2025 by $55.1 million as compared to the prior fiscal year. This was primarily due to reduced amortization related to technology-based intangible assets from previous acquisitions becoming fully amortized, and a reduction in amortization related to the AMC Divestiture.
Operating Expenses

	Year Ended June 30,
(In thousands)	2025	Change increase (decrease)	2024	Change increase (decrease)	2023
Research and development (1)	$755,936	$(108,527)	$864,463	$205,249	$659,214
Sales and marketing (1)	1,059,497	(103,637)	1,163,134	193,163	969,971
General and administrative	427,811	(149,227)	577,038	157,448	419,590
Depreciation	130,573	(1,026)	131,599	23,838	107,761
Amortization of acquired customer-based intangible assets	321,891	(110,513)	432,404	105,998	326,406
Special charges (recoveries)	145,890	10,585	135,305	(33,854)	169,159
Total operating expenses	$2,841,598	$(462,345)	$3,303,943	$651,842	$2,652,101

% of Total Revenues:
Research and development	14.6%		15.0%		14.7%
Sales and marketing	20.5%		20.2%		21.6%
General and administrative	8.3%		10.0%		9.4%
Depreciation	2.5%		2.3%		2.4%
Amortization of acquired customer-based intangible assets	6.2%		7.5%		7.3%
Special charges (recoveries)	2.8%		2.3%		3.8%
__________________________
(1)Beginning in the first quarter of Fiscal 2025, the Company reclassified certain expenses previously included within Research and development to Sales and marketing in the Consolidated Statements of Income to provide a better representation of the function of the expenses and reclassified prior period information to conform to the current presentation.

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

	Change between Fiscal Years increase (decrease)
(In thousands)	2025 and 2024	2024 and 2023
Payroll and payroll-related benefits	$(53,387)	$142,515
Contract labour and consulting	(15,317)	6,130
Share-based compensation	(13,507)	1,103
Travel and communication	(1,529)	3,127
Facilities	(19,137)	49,550
Other miscellaneous	(5,650)	2,824
Total change in research and development expenses	$(108,527)	$205,249
Research and development expenses decreased by $108.5 million during the year ended June 30, 2025, as compared to the prior fiscal year, primarily from restructuring and other cost savings initiatives, and the exclusion of research and development expenses as a result of the AMC Divestiture. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $53.4 million, facility-related expenses decreased by $19.1 million, contract labour and consulting decreased by $15.3 million and share-based compensation expense decreased by $13.5 million. Overall, our research and development expenses, as a percentage of total revenues, remained stable at 15% compared to the prior fiscal year.
Our research and development labour resources decreased by 315 employees, from 7,747 employees at June 30, 2024 to 7,432 employees at June 30, 2025.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Fiscal Years increase (decrease)
(In thousands)	2025 and 2024	2024 and 2023
Payroll and payroll-related benefits	$(71,022)	$148,979
Commissions	(13,673)	7,665
Contract labour and consulting	(4,250)	8,760
Share-based compensation	(8,851)	5,285
Travel and communication	(2,005)	7,466
Marketing expenses	1,781	(1,061)
Facilities	(7,712)	13,775
Credit loss expense (recovery)	4,269	7,693
Other miscellaneous	(2,174)	(5,399)
Total change in sales and marketing expenses	$(103,637)	$193,163
Sales and marketing expenses decreased by $103.6 million during the year ended June 30, 2025, as compared to the prior fiscal year, primarily from the exclusion of sales and marketing expenses as of result of the AMC Divestiture, and restructuring and other cost savings initiatives. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $71.0 million, commissions decreased by $13.7 million, share-based compensation expense decreased by $8.9 million, facility-related expenses decreased by $7.7 million and contract labour and consulting expenses decreased by $4.3 million. Overall, our sales and marketing expenses, as a percentage of total revenues, remained stable at 20% compared to the prior fiscal year.
Our sales and marketing labour resources decreased by 259 employees, from 4,218 employees at June 30, 2024 to 3,959 employees at June 30, 2025.

General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Fiscal Years increase (decrease)
(In thousands)	2025 and 2024	2024 and 2023
Payroll and payroll-related benefits	$(38,794)	$48,909
Contract labour and consulting	(23,550)	4,856
Share-based compensation	(6,697)	1,212
Travel and communication	(10,108)	3,708
Facilities	3,892	4,852
Other miscellaneous	(73,970)	93,911
Total change in general and administrative expenses	$(149,227)	$157,448
General and administrative expenses decreased by $149.2 million during the year ended June 30, 2025, as compared to the prior fiscal year, primarily from restructuring and other cost savings initiatives. Additionally, other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, decreased by $74.0 million primarily driven by a reduction in costs related to IP, including the grant of certain IP rights and the resolution of certain historical IP related matters in the prior fiscal year, and reductions in other professional fees. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $38.8 million, contract labour and consulting expenses decreased by $23.6 million. travel and communication expenses decreased by $10.1 million and share-based compensation expenses decreased by $6.7 million. Overall, general and administrative expenses, as a percentage of total revenues, decreased to 8% from 10% in the prior fiscal year.
Our general and administrative labour resources decreased by 580 employees, from 3,421 employees at June 30, 2024 to 2,841 employees at June 30, 2025.
Depreciation expenses:

	Year Ended June 30,
(In thousands)	2025	Change increase (decrease)	2024	Change increase (decrease)	2023
Depreciation	$130,573	$(1,026)	$131,599	$23,838	$107,761
Depreciation expenses decreased during the year ended June 30, 2025 by $1.0 million compared to the prior fiscal year. Depreciation expenses as a percentage of total revenue increased for the year ended June 30, 2025 to 3% from 2% in the prior fiscal year.
Amortization of acquired customer-based intangible assets:

	Year Ended June 30,
(In thousands)	2025	Change increase (decrease)	2024	Change increase (decrease)	2023
Amortization of acquired customer-based intangible assets	$321,891	$(110,513)	$432,404	$105,998	$326,406
Amortization of acquired customer-based intangible assets decreased during the year ended June 30, 2025 by $110.5 million as compared to the prior fiscal year. This was primarily due to a reduced amortization related to customer-based intangible assets from previous acquisitions becoming fully amortized and a reduction in amortization related to the AMC Divestiture.
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

	Year Ended June 30,
(In thousands)	2025	Change increase (decrease)	2024	Change increase (decrease)	2023
Special charges (recoveries)	$145,890	$10,585	$135,305	$(33,854)	$169,159
Special charges (recoveries) increased by $10.6 million during the year ended June 30, 2025 as compared to the prior fiscal year. This was primarily due to an increase in restructuring costs of $127.9 million related to the Business Optimization Plan, partially offset by a decrease in restructuring costs of $72.7 million, related to the Micro Focus Acquisition, and a decrease in divestiture related costs of $41.9 million as compared to the prior fiscal year.
For more details on Special charges (recoveries), see Note 18 “Special Charges (Recoveries)” to our Consolidated Financial Statements.
Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Year Ended June 30,
(In thousands)	2025	Change increase (decrease)	2024	Change increase (decrease)	2023
Foreign exchange gains (losses) (1)	$(24,888)	$(26,090)	$1,202	$(55,397)	$56,599
Unrealized gains (losses) on derivatives not designated as hedges (2)	(44,286)	(47,402)	3,116	131,957	(128,841)
Realized gains (losses) on derivatives not designated as hedges (3)	(10,380)	(10,380)	—	(137,471)	137,471
OpenText share in net income (loss) of equity investees (4)	230	18,424	(18,194)	4,883	(23,077)
Loss on debt extinguishment (5)(6)	—	56,393	(56,393)	(48,241)	(8,152)
Gain on AMC Divestiture (7)	(4,175)	(433,277)	429,102	429,102	—
Other miscellaneous income (expense)	712	1,154	(442)	(911)	469
Total other income (expense), net	$(82,787)	$(441,178)	$358,391	$323,922	$34,469
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
(6)On December 1, 2022, the Company amended the Acquisition Term Loan (as defined below) to reallocate commitments under the now-terminated bridge loan to the Acquisition Term Loan and terminated all remaining commitments under the now-terminated bridge loan, which resulted in a loss on debt extinguishment related to unamortized debt issuance costs (see Note 11 “Long-Term Debt” to our Consolidated Financial Statements for more details).
(7)On May 1, 2024, the Company completed the sale of its AMC business, which resulted in a gain on disposition (see Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details).

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Year Ended June 30,
(In thousands)	2025	Change increase (decrease)	2024	Change increase (decrease)	2023
Interest expense related to total outstanding debt (1)	$351,365	$(184,567)	$535,932	$172,300	$363,632
Interest income	(49,558)	(422)	(49,136)	4,350	(53,486)
Other miscellaneous expense (2)	26,024	(3,360)	29,384	10,102	19,282
Total interest and other related expense, net	$327,831	$(188,349)	$516,180	$186,752	$329,428
______________________
(1)For more details see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
(2)Other miscellaneous expense primarily consists of the amortization of debt discount and the debt issuance costs. For more details see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
Provision for (recovery of) Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Year Ended June 30,
(In thousands)	2025	Change increase (decrease)	2024	Change increase (decrease)	2023
Provision for (recovery of) income taxes	$46,005	$(218,007)	$264,012	$193,245	$70,767
The effective tax rate decreased to a provision of 9.5% for the year ended June 30, 2025, compared to a provision of 36.2% for the year ended June 30, 2024. Tax expense decreased from $264.0 million during the year ended June 30, 2024 to $46.0 million during the year ended June 30, 2025. The decrease in the effective tax rate was driven by a reduced tax impact of internal reorganization, a net decrease in unrecognized tax benefits, change in valuation allowance, a reduction in U.S. BEAT, and an increase expected amended return benefits, partially offset by a reduction in foreign tax credits, and an increase in undistributed earnings.
Numerous countries have agreed to a statement in support of the Organization for Economic Co-Operation and Development model rules that propose a global minimum tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. Countries with significant operations for Open Text that have enacted the legislation include Canada and UK. We are continuing to monitor when and how such rules in other jurisdictions will be enacted into law. As of the year ended June 30, 2025, the impact of the global minimum tax is not material.
On July 4, 2025, the OBBBA was enacted, introducing amendments to U.S. tax laws with various effective dates. Key income tax-related provisions of the OBBBA include provisions related to bonus depreciation, research and development expenditures, interest expense deductibility, and revisions to international tax regimes. The Company is currently assessing the future implications of these tax law changes.
For information on certain potential tax contingencies, including the Canada Revenue Agency (CRA) matter, see Note 14 “Guarantees and Contingencies” and Note 15 “Income Taxes” to our Consolidated Financial Statements. Also see Part I, Item 1A, “Risk Factors” within this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of June 30, 2025	Change increase (decrease)	As of June 30, 2024	Change increase (decrease)	As of June 30, 2023
Cash and cash equivalents	$1,156,496	$(124,166)	$1,280,662	$49,037	$1,231,625
Restricted cash (1)	1,610	(521)	2,131	(196)	2,327
Total cash, cash equivalents and restricted cash	$1,158,106	$(124,687)	$1,282,793	$48,841	$1,233,952
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Consolidated Balance Sheets (see Note 9 “Prepaid Expenses and Other Assets” to our Consolidated Financial Statements for more details).

	Year Ended June 30,
(In thousands)	2025	Change	2024	Change	2023
Cash provided by operating activities	$830,618	$(137,073)	$967,691	$188,486	$779,205
Cash provided by (used in) investing activities	(153,508)	(2,208,825)	2,055,317	7,706,737	(5,651,420)
Cash provided by (used in) financing activities	(834,679)	2,127,225	(2,961,904)	(7,364,957)	4,403,053
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
As of June 30, 2025, we have recognized a deferred income tax liability of $20.0 million (June 30, 2024—$15.9 million) on taxable temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows from operating activities
Cash flows from operating activities decreased by $137.1 million during the year ended June 30, 2025, as compared to the same period in the prior fiscal year due to a decrease in net changes from working capital of $301.1 million primarily from tax payments made related to the AMC Divestiture, offset by an increase in net income after the impact of non-cash items of $164.0 million.
During the fourth quarter of Fiscal 2025 we had a days sales outstanding (DSO) of 45 days, compared to our DSO of 43 days during the fourth quarter of Fiscal 2024. The per day impact of our DSO in the fourth quarter of Fiscal 2025 and Fiscal 2024 on our cash flows was $14.6 million and $14.7 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows from investing activities
Our cash flows from investing activities are primarily on account of acquisitions, divestitures and additions of property and equipment.
Cash flows from investing activities decreased by $2.2 billion during the year ended June 30, 2025, as compared to the same period in the prior fiscal year primarily due to a decrease in cash consideration received from the AMC Divestiture during Fiscal 2024 of $2.2 billion.
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

Cash flows used in financing activities decreased by $2.1 billion during the year ended June 30, 2025 as compared to the prior fiscal year. This is primarily due to the net impact of the following activities:
(i)$2.5 billion decrease in prepayments and repayments of long-term debt and the Revolver.
The decreases in cash flows used in financing activities above were partially offset by the following increases:
(i)$340.8 million related to cash used in the repurchases of Common Shares and treasury stock;
(ii)$31.5 million related to lower proceeds from the issuance of Common Shares from the exercise of options and the ESPP; and
(iii)$30.6 million due to net change in TSA obligations driven by cash collections on behalf of Rocket Software related to certain transition services performed by the Company related to the AMC divestiture. All transition services pursuant to the TSA were completed as of June 30, 2025.
Cash Dividends
During the year ended June 30, 2025, we declared and paid cash dividends of $1.05 per Common Share in the aggregate amount of $271.5 million (year ended June 30, 2024 and 2023—$1.00 and $0.9720 per Common Share, respectively, in the aggregate amount of $267.4 million and $259.5 million, respectively).
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
Senior Notes 2030
On February 18, 2020 OTHI issued $900 million in aggregate principal amount of 4.125% senior notes due 2030 guaranteed by the Company (Senior Notes 2030) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2030 bear interest at a rate of 4.125% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2030 will mature on February 15, 2030, unless earlier redeemed, in accordance with their terms, or repurchased. As a result of the merger of OTHI with and into OTI, OTI assumed all rights and obligations of OTHI concerning the Senior Notes 2030, effective July 1, 2024.
OTI may, on one or more occasions, redeem the Senior Notes 2030, in whole or in part, at any time at the applicable redemption prices set forth in the indenture governing the Senior Notes 2030, dated as of February 18, 2020, among OTI, the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (the 2030 Indenture), plus accrued and unpaid interest, if any, to the redemption date.
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
We may, on one or more occasions, redeem the Senior Notes 2029, in whole or in part, at any time at the applicable redemption prices set forth in the indenture governing the Senior Notes 2029, dated as of November 24, 2021, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (the 2029 Indenture), plus accrued and unpaid interest, if any, to the redemption date.
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
We may, on one or more occasions, redeem the Senior Notes 2028, in whole or in part, at any time at the applicable redemption prices set forth in the indenture governing the Senior Notes 2028, dated as of February 18, 2020, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (the 2028 Indenture), plus accrued and unpaid interest, if any, to the redemption date.
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
Term Loan B
On May 30, 2018, we entered into a credit facility, that provided for a $1 billion term loan facility (Term Loan B) and borrowed $1 billion under the facility to, among other things, repay in full the loans under our prior $800 million term loan facility originally entered into on January 16, 2014. On May 6, 2024, we used a portion of the net proceeds from the AMC Divestiture to prepay in full the then outstanding principal balance of $940 million under Term Loan B, at which point all remaining commitments under Term Loan B were reduced to zero and Term Loan B was terminated.

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
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2025, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.25:1.00.
As of June 30, 2025, we had no outstanding balance under the Revolver (June 30, 2024—$0.0 million).
For further details relating to our debt, see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
Acquisition Term Loan
On December 1, 2022, we amended our first lien term loan facility (the Acquisition Term Loan), dated as of August 25, 2022, to increase the aggregate commitments under the senior secured delayed-draw term loan facility from an aggregate principal amount of $2.585 billion to an aggregate principal amount of $3.585 billion. On August 14, 2023, we entered into the second amendment to the Acquisition Term Loan, to reduce the applicable interest rate margin by 0.75% over the remaining term of the Acquisition Term Loan. On May 15, 2024, we entered into the third amendment to the Acquisition Term Loan, to reduce the applicable interest rate margin by 0.5% and remove the 10-basis point credit spread adjustment for loans bearing interest based on the Secured Overnight Financing Rate (SOFR) rate. On November 27, 2024, we entered into the fourth amendment to the Acquisition Term Loan to reduce the applicable interest rate margin by 0.5%. The reductions in interest rate margin on the Acquisition Term Loan resulting from the amendments were all accounted for by the Company as debt modifications.
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR (as defined in the Acquisition Term Loan) plus an applicable margin of 1.75%. As of June 30, 2025, the outstanding balance on the Acquisition Term Loan bears an interest rate of 6.08%. As of June 30, 2025, the Acquisition Term Loan bears an effective interest rate of 7.12%. The effective interest rate includes interest expense of $148.4 million and amortization of debt discount and issuance costs of $14.7 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of June 30, 2025, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.25:1.00.
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
Share Repurchase Plan / Normal Course Issuer Bid
On April 30, 2024, the Board authorized a share repurchase plan (the Fiscal 2024 Repurchase Plan), pursuant to which we were authorized to purchase for cancellation, in open market transactions from time to time over the 12- month period commencing on May 7, 2024 until May 6, 2025, up to an aggregate of $250 million of our Common Shares on the NASDAQ, the TSX (as part of a Fiscal 2024 NCIB, defined below) and/or other exchanges and alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules.
On July 31, 2024, in order to align our share repurchase plan to our fiscal year, the Board approved the early termination of the Fiscal 2024 Repurchase Plan and authorized the Fiscal 2025 Repurchase Plan, pursuant to which we were authorized to purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 7, 2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of our Common Shares on the TSX, the NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules.
On March 13, 2025, the Company increased the authorized limit of the Fiscal 2025 Repurchase Plan by $150 million to $450 million and established an ASPP. The price that we were authorized to pay for Common Shares in open market transactions was the market price at the time of purchase or such other price as was permitted by applicable law or stock exchange rules. The Fiscal 2025 Repurchase Plan was effected in accordance with Rule 10b-18 under the Exchange Act, and included a normal course issuer bid to provide means to execute purchases over the TSX. Under the terms of the ASPP, the Company’s broker was permitted to make purchases at its sole discretion based on parameters set by the Company in accordance with TSX rules, applicable law and the terms of the ASPP, during periods when the Company would ordinarily not be permitted to make purchases, whether due to regulatory restriction or customary self-imposed blackout periods. Outside of such periods, Common Shares can be purchased based on management's discretion, in compliance with TSX rules and applicable law. All purchases of Common Shares made under the ASPP are included in determining the number of Common Shares purchased under the NCIB.
During the year ended June 30, 2025, we repurchased and cancelled 14,524,664 Common Shares for $418.3 million, inclusive of 2% Canadian excise taxes recorded (year ended June 30, 2024 and 2023— 5,073,913 and nil Common Shares for $152.3 million and nil, respectively).
Additionally, as of June 30, 2025, we recorded an accrual and a corresponding charge to retained earnings of $24.8 million, representing the estimated value of Common Shares expected to be repurchased following the fiscal quarter ended June 30, 2025 pursuant to the ASPP.
On August 6, 2025, the Company renewed its share repurchase plan, pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12 month period commencing on August 12, 2025 until August 11, 2026, if considered advisable, up to an aggregate of $300 million of its common shares on the TSX (as part of a Fiscal 2026 NCIB, defined below), the NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the Fiscal 2026 Repurchase Plan). The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2026 Repurchase Plan will be effected in accordance with Rule 10b-18 under the Exchange Act, and includes a normal course issuer bid to provide means to execute purchases over the TSX.
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
On July 31, 2024, the Company voluntarily terminated the Fiscal 2024 NCIB and established a new normal course issuer bid (the Fiscal 2025 NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2025 Repurchase Plan. The TSX approved the Company’s notice of intention to commence the Fiscal 2025 NCIB, pursuant to which the Company could purchase Common Shares over the TSX for the period commencing on August 7, 2024 until August 6, 2025 in accordance with the TSX's normal course issuer bid rules, including that such purchases were to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that could have been purchased in this period was 21,179,064 (representing 10% of the Company’s public float (calculated in accordance with TSX rules) as of July 24, 2024, less the 5,073,913 Common Shares purchased under the Fiscal 2024 Repurchase Plan), and the maximum number of Common Shares that could have been purchased on a single day was 138,175 Common Shares, which was 25% of 552,700 (the average daily trading volume for the Common Shares on the TSX for the six months ended March 31, 2024), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18 of the Exchange Act.
On August 6, 2025, the Company renewed its normal course issuer bid (the "NCIB") in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2026 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2026 NCIB, pursuant to which the
Company may purchase Common Shares over the TSX for the period commencing on August 12, 2025 until August 11, 2026 in accordance with the TSX's normal course issuer bid rules, including that such purchases be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 24,906,456 (representing 10% of the Company’s public float calculated in accordance with TSX rules) as of July 31, 2025, and the maximum number of Common Shares that can be purchased on a single day is 224,146 Common Shares, which was 25% of 896,585 (calculated in accordance with TSX rules based on the average daily trading volume for the Common Shares on the TSX for the six months ended July 31, 2025), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18.
Further, as part of the NCIB renewal, the Company has established an ASPP with its broker to facilitate repurchases of the Common Shares.
Pensions
As of June 30, 2025, our total unfunded pension plan obligations were $136.9 million, of which $4.7 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Anticipated pension payments under our defined benefit plans for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2026	$18,076
2027	16,440
2028	18,425
2029	19,668
2030	19,867
2031 to 2035	113,652
Total	$206,128
For a detailed discussion on pensions, see Note 12 “Pension Plans and Other Post-Retirement Benefits” to our Consolidated Financial Statements.

Commitments and Contractual Obligations
As of June 30, 2025, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	July 1, 2025 - June 30, 2026	July 1, 2026 - June 30, 2028	July 1, 2028 - June 30, 2030	July 1, 2030 and beyond
Long-term debt obligations (1)	$7,866,885	$370,421	$2,600,069	$4,206,176	$690,219
Operating lease obligations (2)	294,611	86,661	127,580	49,420	30,950
Finance lease obligations (3)	2,406	1,947	459	—	—
Purchase obligations for contracts not accounted for as lease obligations	322,565	226,310	96,255	—	—
	$8,486,467	$685,339	$2,824,363	$4,255,596	$721,169
______________________
(1)Includes interest up to maturity and principal payments. See Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
(2)Represents the undiscounted future minimum lease payments under our operating leases liabilities and excludes sublease income expected to be received under our various sublease agreements with third parties. See Note 6 “Leases” to our Consolidated Financial Statements for more details.
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2025, in connection with the CRA’s reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $86 million. As of June 30, 2025, we have provisionally paid approximately $32 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within Long-term income taxes recoverable on the Consolidated Balance Sheets as of June 30, 2025.
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
The CRA has audited Fiscal 2017, Fiscal 2018, Fiscal 2019 and Fiscal 2020 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2020 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2020 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017 through Fiscal 2020 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. We have filed notices of objection to the reassessments for each of these years. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2020 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to utilization of available tax attributes; however, for Fiscal 2020 and, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we may be required to make certain minimum payments required under Canadian legislation on a provisional basis while the matter remains in dispute.
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
Other Matters
Also see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for Fiscal 2025, as well as Note 15 “Income Taxes” to the Consolidated Financial Statements included in this Annual Report on Form 10-K related to certain historical matters arising prior to the Micro Focus Acquisition.
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
Adjusted EBITDA is defined and calculated as GAAP-based net income, attributable to OpenText, excluding interest income (expense), provision for (recovery of) income taxes, depreciation and amortization of acquired intangible assets, other income (expense), share-based compensation and special charges (recoveries). Adjusted EBITDA margin is calculated as adjusted EBITDA expressed as a percentage of total revenue.
Free cash flows is defined and calculated as GAAP-based cash flows provided by operating activities less capital expenditures.
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
Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2025
(In thousands, except for per share data)

	Year Ended June 30, 2025
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$697,929		$(8,317)	(1)	$689,612
Customer support	250,310		(4,067)	(1)	246,243
Professional service and other	265,160		(4,878)	(1)	260,282
Amortization of acquired technology-based intangible assets	188,780		(188,780)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	3,734,287	72.3%	206,042	(3)	3,940,329	76.2%
Operating expenses
Research and development	755,936		(25,999)	(1)	729,937
Sales and marketing	1,059,497		(38,826)	(1)	1,020,671
General and administrative	427,811		(22,753)	(1)	405,058
Amortization of acquired customer-based intangible assets	321,891		(321,891)	(2)	—
Special charges (recoveries)	145,890		(145,890)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	892,689		761,401	(5)	1,654,090
Other income (expense), net	(82,787)		82,787	(6)	—
Provision for income taxes	46,005		272,296	(7)	318,301
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	435,868		571,892	(8)	1,007,760
GAAP-based EPS / Non-GAAP-based EPS-diluted, attributable to OpenText	$1.65		$2.17	(8)	$3.82
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
(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2025
		Per share diluted
GAAP-based net income, attributable to OpenText	$435,868	$1.65
Add:
Amortization	510,671	1.94
Share-based compensation	104,840	0.40
Special charges (recoveries)	145,890	0.55
Other (income) expense, net	82,787	0.32
GAAP-based provision for income taxes	46,005	0.17
Non-GAAP-based provision for income taxes	(318,301)	(1.21)
Non-GAAP-based net income, attributable to OpenText	$1,007,760	$3.82
Reconciliation of Adjusted EBITDA

Year Ended June 30, 2025
GAAP-based net income, attributable to OpenText	$435,868
Add:
Provision for income taxes	46,005
Interest and other related expense, net	327,831
Amortization of acquired technology-based intangible assets	188,780
Amortization of acquired customer-based intangible assets	321,891
Depreciation	130,573
Share-based compensation	104,840
Special charges (recoveries)	145,890
Other (income) expense, net	82,787
Adjusted EBITDA	$1,784,465

GAAP-based net income margin	8.4%
Adjusted EBITDA margin	34.5%

Reconciliation of Free Cash Flows

Year Ended June 30, 2025
GAAP-based cash flows provided by operating activities	$830,618
Add:
Capital expenditures	(143,222)
Free cash flows	$687,396

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2024
(In thousands, except for per share data)

	Year Ended June 30, 2024
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$713,759		$(12,858)	(1)	$700,901
Customer support	292,733		(4,357)	(1)	288,376
Professional service and other	302,527		(6,298)	(1)	296,229
Amortization of acquired technology-based intangible assets	243,922		(243,922)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	4,191,028	72.6%	267,435	(3)	4,458,463	77.3%
Operating expenses
Research and development	864,463		(40,612)	(1)	823,851
Sales and marketing	1,163,134		(46,572)	(1)	1,116,562
General and administrative	577,038		(29,382)	(1)	547,656
Amortization of acquired customer-based intangible assets	432,404		(432,404)	(2)	—
Special charges (recoveries)	135,305		(135,305)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	887,085		951,710	(5)	1,838,795
Other income (expense), net	358,391		(358,391)	(6)	—
Provision for income taxes	264,012		(78,845)	(7)	185,167
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	465,090		672,164	(8)	1,137,254
GAAP-based EPS / Non-GAAP-based EPS-diluted, attributable to OpenText	$1.71		$2.46	(8)	$4.17
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

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2024
		Per share diluted
GAAP-based net income, attributable to OpenText	$465,090	$1.71
Add:
Amortization	676,326	2.48
Share-based compensation	140,079	0.51
Special charges (recoveries)	135,305	0.50
Other (income) expense, net	(358,391)	(1.32)
GAAP-based provision for income taxes	264,012	0.97
Non-GAAP-based provision for income taxes	(185,167)	(0.68)
Non-GAAP-based net income, attributable to OpenText	$1,137,254	$4.17
Reconciliation of Adjusted EBITDA

Year Ended June 30, 2024
GAAP-based net income, attributable to OpenText	$465,090
Add:
Provision for income taxes	264,012
Interest and other related expense, net	516,180
Amortization of acquired technology-based intangible assets	243,922
Amortization of acquired customer-based intangible assets	432,404
Depreciation	131,599
Share-based compensation	140,079
Special charges (recoveries)	135,305
Other (income) expense, net	(358,391)
Adjusted EBITDA	$1,970,200

GAAP-based net income margin	8.1%
Adjusted EBITDA margin	34.1%
Reconciliation of Free Cash Flows

Year Ended June 30, 2024
GAAP-based cash flows provided by operating activities	$967,691
Add:
Capital expenditures	(159,295)
Free cash flows	$808,396

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2023
(In thousands, except for per share data)

	Year Ended June 30, 2023
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$590,165		$(10,664)	(1)	$579,501
Customer support	209,705		(3,627)	(1)	206,078
Professional service and other	276,888		(6,998)	(1)	269,890
Amortization of acquired technology-based intangible assets	223,184		(223,184)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	3,168,393	70.6%	244,473	(3)	3,412,866	76.1%
Operating expenses
Research and development	659,214		(39,065)	(1)	620,149
Sales and marketing	969,971		(41,710)	(1)	928,261
General and administrative	419,590		(28,238)	(1)	391,352
Amortization of acquired customer-based intangible assets	326,406		(326,406)	(2)	—
Special charges (recoveries)	169,159		(169,159)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	516,292		849,051	(5)	1,365,343
Other income (expense), net	34,469		(34,469)	(6)	—
Provision for income taxes	70,767		74,261	(7)	145,028
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	150,379		740,321	(8)	890,700
GAAP-based EPS/ Non-GAAP-based EPS-diluted, attributable to OpenText	$0.56		$2.73	(8)	$3.29
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

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2023
		Per share diluted
GAAP-based net income, attributable to OpenText	$150,379	$0.56
Add:
Amortization	549,590	2.03
Share-based compensation	130,302	0.48
Special charges (recoveries)	169,159	0.63
Other (income) expense, net	(34,469)	(0.13)
GAAP-based provision for income taxes	70,767	0.26
Non-GAAP-based recovery of income taxes	(145,028)	(0.54)
Non-GAAP-based net income, attributable to OpenText	$890,700	$3.29
Reconciliation of Adjusted EBITDA

Year Ended June 30, 2023
GAAP-based net income, attributable to OpenText	$150,379
Add:
Provision for income taxes	70,767
Interest and other related expense, net	329,428
Amortization of acquired technology-based intangible assets	223,184
Amortization of acquired customer-based intangible assets	326,406
Depreciation	107,761
Share-based compensation	130,302
Special charges (recoveries)	169,159
Other (income) expense, net	(34,469)
Adjusted EBITDA	$1,472,917

GAAP-based net income margin	3.4%
Adjusted EBITDA margin	32.8%
Reconciliation of Free Cash Flows

Year Ended June 30, 2023
GAAP-based cash flows provided by operating activities	$779,205
Add:
Capital expenditures	(123,832)
Free cash flows	$655,373
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks associated with fluctuations in interest rates on our term loans, revolving loans and foreign currency exchange rates.
Interest rate risk
Our exposure to interest rate fluctuations relates primarily to our Revolver and Acquisition Term Loan.
As of June 30, 2025, we had no outstanding balance under the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of interest equal to Term SOFR (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of June 30, 2025, with no outstanding balance on the Revolver, an adverse change of 100 basis points on the interest rate would have no effect on our annual interest payment (June 30, 2024—nil).

As of June 30, 2025, we had an outstanding balance of $2.2 billion under the Acquisition Term Loan. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR plus the SOFR Adjustment (as defined in the Acquisition Term Loan) and applicable margin of 1.75%. As of June 30, 2025, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on the Acquisition Term Loan by approximately $21.9 million, assuming that the loan balance as of June 30, 2025 is outstanding for the entire period (June 30, 2024—$22.2 million).
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
Based on the Canadian dollar foreign exchange forward contracts outstanding as of June 30, 2025, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark-to-market valuation on our existing foreign exchange forward contracts (June 30, 2024—$0.7 million).
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
Based on the 5-year EUR/USD cross currency swaps outstanding as of June 30, 2025, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $5.9 million in the mark-to-market valuation on our existing cross currency swap (June 30, 2024—$7.2 million).
Based on the 7-year EUR/USD cross currency swaps outstanding as of June 30, 2025, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.7 million in the mark-to-market valuation on our existing cross currency swaps (June 30, 2024—$7.6 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of June 30, 2025 (equivalent in U.S. dollar):

	U.S. Dollar Equivalent at
(In thousands)	June 30, 2025	June 30, 2024
Euro	$266,726	$168,212
British Pound	153,293	57,290
Indian Rupee	104,609	73,955
Swiss Franc	38,555	52,070
Other foreign currencies	157,294	170,175
Total cash and cash equivalents denominated in foreign currencies	720,477	521,702
U.S. Dollar	436,019	758,960
Total cash and cash equivalents	$1,156,496	$1,280,662

If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $72.0 million (June 30, 2024—$52.2 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk.”
Item 8. Financial Statements and Supplementary Data
The response to this Item 8 is submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed our ICFR as of June 30, 2025, the end of our most recent fiscal year. In making our assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of our evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our ICFR was effective as of June 30, 2025. The results of our management’s assessment were reviewed with our Audit Committee and the conclusion that our ICFR was effective as of June 30, 2025 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.
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
(D) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth certain information as to our directors and executive officers as of August 1, 2025.

Name	Age	Office and Position Currently Held With Company
Mark J. Barrenechea	60	Vice Chair, Chief Executive Officer and Chief Technology Officer, Director
Paul Duggan	50	President, Chief Customer Officer
Todd Cione	55	President, Worldwide Sales
Michael Acedo	44	Executive Vice President, Chief Legal Officer & Corporate Secretary
Cosmin Balota (5)	51	Senior Vice President, Chief Accounting Officer
Shannon Bell	50	Executive Vice President, Chief Digital Officer
Savinay Berry	49	Executive Vice President, Chief Product Officer
Muhi Majzoub	65	Executive Vice President, Security Products
James McGourlay	56	Executive Vice President, International Sales
Sandy Ono	43	Executive Vice President, Chief Marketing Officer
Brian Sweeney	61	Executive Vice President, Chief Human Resources Officer
Chadwick Westlake (4)	46	Executive Vice President, Chief Financial Officer
P. Thomas Jenkins	65	Chair of the Board
Randy Fowlie (2)(3)	65	Director
Major General David Fraser (1)(3)	68	Director
Robert Hau (2)	59	Director
Goldy Hyder (1)	58	Director
Kristen Ludgate	62	Director
Fletcher Previn	51	Director
Annette Rippert (1)	60	Director
Stephen J. Sadler	74	Director
Katharine B. Stevenson (2)	63	Director
Deborah Weinstein (2)(3)	65	Director
______________________
(1)Member of the Talent and Compensation Committee.
(2)Member of the Audit Committee.
(3)Member of the Corporate Governance and Nominating Committee.
(4)Mr. Westlake will depart the Company and step down from his role as Chief Financial Officer effective August 15, 2025.
(5)Following Mr. Westlake’s departure effective August 15, 2025 and until a permanent successor is appointed, Mr. Balota will serve as Chief Financial Officer on an interim basis.
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
Paul Duggan
Mr. Duggan has served as President, Chief Customer Officer since January 2023. Prior to this role, Mr. Duggan served as Executive Vice President, Worldwide Renewals from July 2021 to January 2023 and as Senior Vice President, Revenue Operations from January 2017 to July 2021. He is responsible for operations across sales, professional services, business networks and customer support. Prior to joining OpenText, Mr. Duggan held various roles at Oracle Corporation, including Group Vice President of Support Renewal Sales, North America from December 1999 to January 2017. Previously, Mr. Duggan served on the advisory board for the Technology Services Industry Association from 2016 to 2017. He has completed executive leadership programs at the University of Michigan Ross School of Business and IESE Business School in Barcelona, Spain.
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
Michael Acedo
Mr. Acedo was appointed Chief Legal Officer and Corporate Secretary in January 2022, and became Executive Vice President, Chief Legal Officer and Corporate Secretary in August 2022. Since joining OpenText in 2014, Mr. Acedo has held various increasingly senior legal roles, primarily supporting corporate governance, external reporting, investor relations, Corporate Citizenship, capital markets, corporate communications, government relations, and merger and acquisitions matters and, most recently, as the Vice President, General Counsel–Corporate & Corporate Secretary. Mr. Acedo is responsible for leading the global legal organization, including the Office of the Chief Compliance Officer and the Corporate Secretarial department, as well as the Corporate Development function. Prior to joining OpenText, Mr. Acedo practiced corporate and securities law, with a concentration on international capital markets and merger and acquisitions transactions, at the global law firm, Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Acedo holds a Law Degree from The University of Western Ontario, Canada (including Law exchange at Hong Kong University) and a B.A. (Honours) from The University of Toronto, and is a member of the New York State Bar Association and a Foreign Legal Consultant with the Law Society of Ontario.

Cosmin Balota
Mr. Balota has served as the Company’s Senior Vice President and Chief Accounting Officer since December 2022. Prior to this, Mr. Balota served as Vice President, Accounting and Reporting from August 2020 to December 2022 and Vice President, Corporate Accounting from January 2019 to August 2020. Mr. Balota has over 30 years of experience in various U.S., Canadian and international finance and accounting roles where he has been responsible for external reporting, corporate accounting, controllership, mergers & acquisitions, and financial planning & analysis. Prior to joining OpenText, Mr. Balota served as Vice President, Corporate Finance at Enercare Inc. from January 2017 to December 2018, along with other finance leadership positions from April 2012 to January 2017. He also held various increasingly senior finance, accounting, and audit positions from October 1998 to April 2012 at Expedia Group, The Globe and Mail, and Deloitte. Mr. Balota is a Chartered Professional Accountant (CPA, CA) in Canada and holds a Bachelor of Arts (Honours) degree in Chartered Accountancy Studies and a Master of Accounting degree from The University of Waterloo.
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
Savinay Berry
Mr. Berry joined OpenText as the Executive Vice President and Chief Product Officer in January 2025. He leads the Product and Engineering organization to define the vision and strategy for OpenText products including Content, Experience, Business Network, IT Operations, Application Delivery, Analytics & Legal Tech, and more. Prior to joining OpenText, Mr. Berry was EVP, Product and Engineering at Vonage, part of Telefonaktiebolaget LM Ericsson, where he was responsible for global leadership of Vonage’s engineering, product management, and security teams. Prior to joining Vonage, he was Senior Vice President, Cloud Services at OpenText from January 2019 to February 2021 and Vice President, Engineering and Products from January 2017 to January 2019. Prior to OpenText, Mr. Berry was Vice President, Product Management at Dell EMC. Prior to Dell EMC, Mr. Berry held various leadership roles at Intuit, Empowered Inc. and Dell Inc. Mr. Berry holds both a Bachelor’s and Master’s degree in Electrical and Computer Engineering and an M.B.A. from Kellogg School of Management at Northwestern University.
Muhi Majzoub
Mr. Majzoub has served as Executive Vice President, Security Products since January 2025. Prior to this Mr. Majzoub served as Executive Vice President, Chief Product Officer from September 2019 to January 2025, Executive Vice President, Engineering from January 2016 to September 2019 and as Senior Vice President, Engineering from June 2012 to January 2016. Mr. Majzoub is responsible for managing product development cycles, global development organization and driving internal operations and development processes. Mr. Majzoub is a seasoned enterprise software technology executive having served as Head of Products for NorthgateArinso, Inc., a private company that provides global Human Resources software and services. Prior to this, Mr. Majzoub was Senior Vice President of Product Development for CA, Technologies Inc. from June 2004 to July 2010. Mr. Majzoub also worked for several years as Vice President for Product Development at Oracle Corporation from January 1989 to June 2004. Mr. Majzoub attended San Francisco State University.
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
Chadwick Westlake
Mr. Westlake joined OpenText as Executive Vice President, Chief Financial Officer in March 2025. His responsibilities include investor relations, treasury, capital markets, core finance functions and strategic process improvement. Prior to this role, Mr. Westlake served as the Chief Financial Officer for EQB Inc. (EQB). During that time, Mr. Westlake led corporate strategy and development, investor relations, treasury, capital markets, core finance, legal and other productivity efforts. Mr. Westlake has deep experience in finance and banking and previously held progressively senior roles at The Bank of Nova Scotia over more than 18 years where he earned a strong reputation for transformation leadership and driving business results. He was Senior Vice President & Chief Financial Officer of Canadian Banking & Global Wealth Management, and most recently Executive Vice President, Enterprise Productivity and Canadian Banking Finance where he set the strategy and implementation of global initiatives to reduce costs, accelerate revenue growth, redesign and automate processes. Mr. Westlake holds a Chartered Financial Analyst (CFA) designation, a BA degree in Economics and Management Studies from the University of Waterloo and completed an Executive Program with the Fuqua School of Business at Duke University.
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
Randy Fowlie
Mr. Fowlie has served as a director of OpenText since March 1998. From December 2010 to April 2017, Mr. Fowlie was the President and CEO of RDM Corporation, a leading provider of specialized hardware and software solutions in the electronic payment industry. Mr. Fowlie operated a consulting practice from July 2006 to December 2010. From January 2005 until July 2006, Mr. Fowlie held the position of Vice President and General Manager, Digital Media, of Harris Corporation, formerly Leitch Technology Corporation (Leitch), a company that was engaged in the manufacturing of audio and video infrastructure products for the professional broadcast and video industry. From June 1999 to January 2005, Mr. Fowlie held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation (Inscriber), a software company providing products to the broadcast and video industry. From February 1998 to June 1999, Mr. Fowlie was the Chief Financial Officer of Inscriber. Inscriber was acquired by Leitch in January 2005. Prior to working at Inscriber Mr. Fowlie was a partner with KPMG LLP, Chartered Accountants, where he worked from 1984 to February 1998. Mr. Fowlie received a B.B.A.(Honours) from Wilfrid Laurier University and is a Chartered Professional Accountant. Mr. Fowlie is also a director of InvestorCom Inc., a privately held company. In the last five years, Mr. Fowlie also served as a director of Dye & Durham Limited (TSX: DND) a leading provider of cloud-based software and technology solutions for legal and business professionals and Sapphire Digital Health Solutions Inc.
Major General David Fraser
Major-General (Ret.) David Fraser has served as a director of OpenText since September 2018. Mr. Fraser is the President of Aegis Six Corporation of Elgin. Mr. Fraser was commissioned as an Infantry Officer following graduation from Carleton University with a Bachelor of Arts in 1980. He served in various command and staff positions in the Princess Patricia’s Canadian Light Infantry from platoon to Division throughout his 30-year career. Most notable, he commanded the NATO coalition in southern Afghanistan in 2006. He is a graduate of the Canadian Forces Command and Staff College in Toronto, holds a Master’s of Management and Policy and is a graduate of the United States Capstone Program (Executive School for generals). His honors and awards including the Commander of Military Merit, the Canadian Meritorious Service Cross, the Meritorious Service Medal, the United States Legion of Honor and Bronze Star (for service in Afghanistan), and leadership recognition awards from the Netherlands, Poland, and NATO. He is the recipient of the Vimy award for contributions to leadership and international affairs and the Atlantic Council Award for international leadership. Upon his departure from the military, Mr. Fraser joined the private sector and, along with his partners, created Blue Goose Pure Foods Ltd. Mr. Fraser joined INKAS® Armored Vehicle Manufacturing as their Chief Operating Officer in 2015 until 2017. In 2016, he founded Aegis Six Corporation, which aims at addressing the needs of capacity building abroad and for the private sector within Canada. Mr. Fraser currently works with the Bank of Montreal on their Canadian Defence Community Banking Program and serves as a director of Antoxa Corp. In the last five years, Mr. Fraser was also a member of the Conference of Defence Association board and was a director of Route1 Inc. and Canadian Forces College Foundation. Mr. Fraser is also a mentor at the Ivey Business School and is the co-author of Operation Medusa, The Furious Battle that Saved Afghanistan from the Taliban.
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
Kristen Ludgate
Ms. Ludgate was appointed as a director of OpenText in June 2025. Ms. Ludgate is a seasoned executive and strategic advisor on global workforce and human resource strategies. Most recently, Ms. Ludgate served as Chief People Officer at HP Inc. (HP), a global publicly traded technology company with a broad product and services portfolio. At HP, Ms. Ludgate helped HP through significant transformation, deploying future-of-work strategies, strengthening leadership development, evolving culture, and implementing talent management and skills platforms. Prior to joining HP, Ms. Ludgate spent more than 15 years at 3M Company (3M), with her most recent role as Executive Vice President and Chief Human Resources Officer, where she led People & Culture as a key strategic priority. She held multiple legal and executive roles at 3M, leading global teams in legal, compliance, human resources, and communications. Ms. Ludgate has a bachelor's degree from Bowdoin College and a J.D. from University of Minnesota Law School. Ms. Ludgate currently serves on the Board of Directors of Associated Bank, a publicly-traded bank, and is a member of their Compensation and Benefits and Corporate Governance and Social Responsibilities committees.
Fletcher Previn
Mr. Previn was appointed as a director of OpenText in November 2024. He is the Senior Vice President & Chief Information Officer of Cisco Systems, Inc., a worldwide technology leader that connects a broad range of technologies that help to power, secure, and draw insights from the Internet. In 2024, Mr. Previn was recognized by Forbes on the “The Forbes CIO Next List” for his leadership in driving AI initiatives at Cisco. Prior to joining Cisco, Mr. Previn spent 15 years at International Business Machines, with his most recent role serving as their Global Chief Information Officer where he led a global team of more than 12,000 IT professionals. A systems engineer by training, Mr. Previn holds a Bachelor of Arts degree from Connecticut College. Mr. Previn currently serves as a board member of Taylor Morrison Home Corporation.
Annette Rippert
Ms. Rippert was appointed as a director of OpenText in July 2024. From 1994 until her retirement in 2022, Ms. Rippert held numerous senior roles at Accenture plc, serving most recently as Group Chief Executive – Strategy & Consulting. In that capacity, she transformed the advisory services portfolio - driving growth through technology, data, and AI - led the acquisition of more than 20 companies, and initiated the influential “Business Futures” thought leadership program. Earlier in her tenure at Accenture, Ms. Rippert headed the North America Technology business, successfully realigning operations towards data, cloud, platform services, and software engineering. She has guided major digital transformations across communications, media, technology, healthcare, and public-sector organizations. Ms. Rippert serves on the Board of Directors of The Hartford Financial Services Group, Inc., a publicly-traded property and casualty insurer. Ms. Rippert serves as a member of the Northwestern University Board of Trustees. Ms. Rippert holds a Bachelor of Science degree in Computer Science and a Master of Management degree, both from Northwestern University.
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
Katharine B. Stevenson
Ms. Stevenson has served as a director of OpenText since December 2008. She has extensive corporate governance experience, having served on numerous public company and not-for-profit boards in Canada and the U.S. over the past two decades, where she has consistently assumed leadership roles. Ms. Stevenson is the Chair of the Board of the Canadian Imperial Bank of Commerce (CIBC) and she also serves on the Boards of CIBC Bank USA and CIBC Bancorp USA Inc. In addition, Ms. Stevenson serves on the board of Unity Health Toronto. Ms. Stevenson has previously served as a director of Capital Power Corporation and CAE Inc. She was previously a financial executive in the telecommunications and banking sectors. Ms. Stevenson holds a B.A. (Magna Cum Laude) from Harvard University. She is certified with the professional designation ICD.D. granted by the Institute of Corporate Directors (ICD), which honoured her in June 2025 as a Fellow, reflecting her leadership contributions to corporate governance. Ms. Stevenson received an honorary doctorate from Carleton University and has been named one of the Top 100 Most Powerful Women in Canada.
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
Code of Business Conduct and Ethics
We have an Ethics Code that applies to all of our directors, officers and employees. The Ethics Code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and compliance with all applicable laws and regulations. The Ethics Code also incorporates our expectations of our employees that enable us to provide full, fair, accurate, timely and understandable disclosure in our filings with the SEC and other public communications.
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
Board Diversity and Term Limits
The Company, including the Corporate Governance and Nominating Committee, views diversity in a broad context and considers a variety of factors when assessing nominees for the Board. The Company has established a policy recognizing that a Board made up of highly qualified directors from diverse backgrounds, including diversity of gender, age, race, sexual orientation, religion, ethnicity and geographic representation, is important.
In reference to the disclosure requirements under the CBCA, the Company has not adopted a written policy that specifically relates to the identification and nomination of women, aboriginal peoples in Canada, persons with disabilities and members of visible minorities (collectively, the Designated Groups) for election as directors. Pursuant to the requirements of the CBCA, the Company considers broader categories of diversity beyond those of the Designated Groups but which encompass the Designated Groups and which the Board of Directors considers to be better aligned to achieve the range of perspectives, experience and expertise required by the Company. For each of the four Designated Groups, the Company has not established a specific target number or percentage, nor a specific target date by which to achieve a specific target number or percentage of members of each Designated Groups on the Board, as we consider a multitude of factors, including skills, experience, expertise, character and the Company’s objective and challenges at the time in determining the best nominee at such time. In accordance with the CBCA disclosure requirements, as of the date of filing of this Annual Report on Form 10-K, there are four women on the Board which represents approximately 33% of the Board, and 40% of the independent Board members. One director self-identified to the Company as a person with disabilities. One director has self-identified as a visible minority. No director has identified as a member of aboriginal peoples in Canada.
The Company has not set term limits for independent directors because it values the cumulative experience and comprehensive knowledge of the Company that long-serving directors possess. The Company does not have a director retirement policy, however, the Corporate Governance and Nominating Committee considers the results of its director assessment process in determining the nominees to be put forward. In conducting director evaluations and nominations, the

Corporate Governance and Nominating Committee considers the composition of the Board and whether there is a need to include nominees with different skills, experiences and perspectives on the Board. This flexible approach allows the Company to consider each director individually as well as the Board composition generally to determine if the appropriate balance is being achieved. The onboarding of five new directors over the past six years demonstrates the Company’s focus on this approach.
Diversity in Executive Officer Positions
The Company is committed to an inclusive culture and values that enable everyone to thrive and bring different perspectives to making software, and that fuels our goal to be the best Information Management company in the world. Governed by our published values, the Company communicates our commitment to fostering a merit-based inclusive workplace for all employees, regardless of culture, national origin, race, color, gender, gender identification, sexual orientation, family status, age, veteran status, disability, or religion, or other basis. We will continue to develop a sustainable business and customer-first culture, with a focus on inclusion, that provides all employees with an opportunity to excel. The Company has not adopted a written policy that specifically relates to the identification and nomination of women, aboriginal peoples in Canada, persons with disabilities and members of visible minorities (collectively, the Designated Groups) for appointment to executive officer positions. At the executive officer level, we consider a multitude of factors, including skills, experience across our global footprint at scale, expertise, and the Company’s objectives and challenges at the time in determining the best appointment at such time. Given the robust approach we take to sourcing broadly for executive talent, and our focus on our detailed approach to ensuring a wide range of experiences and qualifications, we do not currently have specific targets for Designated Groups. We believe that our approach will ensure a diverse talent pool. As of June 30, 2025, the Company has two women as executive officers as part of the executive leadership team (ELT) (18%), while approximately 21% of existing positions on the senior leadership team (SLT), exclusive of our ELT, are held by women. 18% of ELT and SLT members are based outside of North America. Within North America, 23% of the ELT and SLT members are visible minorities.
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

Item 11. Executive Compensation
TALENT AND COMPENSATION COMMITTEE REPORT
Our Talent and Compensation Committee of Open Text’s Board (the Talent and Compensation Committee) has reviewed and discussed with our management the following Compensation Discussion and Analysis (CD&A). Based on this review and discussion, our Talent and Compensation Committee has recommended to the Board that the following CD&A be included in our Annual Report on Form 10-K for Fiscal 2025.
This report is provided by the following independent directors, who comprise our Talent and Compensation Committee:
David Fraser, Goldy Hyder and Annette Rippert.
To the extent that this Annual Report on Form 10-K has been or will be specifically incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Exchange Act, this “Talent and Compensation Committee Report” shall not be deemed “soliciting materials”, unless specifically otherwise provided in any such filing.

LETTER FROM OUR TALENT AND COMPENSATION COMMITTEE

Dear Shareholders,
The Talent and Compensation Committee’s most critical responsibility is ensuring that our executive compensation program attracts, hires, retains and motivates the best talent in the technology industry while aligning to your interests and directly responding to your concerns. The 2024 Say-on-Pay vote was deeply reviewed and considered. We are not just listening—we are taking clear actions.
Engaging with our shareholders is a core priority. Over the past years, we have conducted extensive outreach regarding our executive compensation program, and these efforts intensified throughout Fiscal 2024. Following the 2024 annual general meeting of shareholders (AGM), we launched an engagement initiative focused specifically on compensation, implementing changes in direct response to the feedback.
In March 2025, our independent Board members met with six large institutional investors (representing 20% of our shares) to discuss our compensation program - on top of our regular touchpoints with these investors. In addition to these meetings, we also engaged governance representatives of our top 25 largest shareholders. These meetings included participation from key senior executives, including our Chief Human Resources Officer, Chief Financial Officer and Chief Legal Officer & Corporate Secretary, to cover executive compensation and other important governance topics. In total, we extended invitations to holders of over 55% of our shares and ultimately met with shareholders representing 40% of our total shares outstanding to discuss executive compensation, in addition to our regular investor touchpoints.
Throughout the year, we met with certain shareholders as many as six times, reflecting the depth of our commitment to understanding and addressing investor concerns, and we remain committed to continuing this outreach beyond the 2025 AGM. We also considered prior published reports from proxy advisory firms to understand their perspectives on specific elements of our compensation program and to appropriately incorporate their views into our ongoing enhancements.
Following intensive engagement and internal reviews, we engaged a new independent Talent and Compensation Committee compensation consultant, Meridian Compensation Partners (Meridian), to provide a fresh perspective to further align our pay practices with best-in-class governance standards and shareholder expectations. Meridian’s mandate, as a fully independent consultant to the Talent and Compensation Committee, has been to reevaluate our compensation program against market and best industry practices, and recommend changes.

We are acting on what we heard. After a thorough analysis of your feedback, in close consultation with Meridian and the new members of the Talent and Compensation Committee, and with support from our CEO, we have redesigned the compensation program for our executive officers by implementing significant and meaningful changes to our Fiscal 2026 program, including:
•New Peer Group: We received feedback from our shareholders that, while the industry and revenue alignment of our peer group was strong, there were concerns that too many of our peers were too large, in market capitalization terms, compared to OpenText. We updated our peer group, replacing eight peer group companies with six new peers, to better match our market capitalization, global reach, revenue parameters and operational complexity, and to reflect whom we compete against (see Section V – Compensation Peer Group for more information on our new peer group and our benchmarking analysis).
•Commitment to Predictable and Transparent LTIP Awards: We have reaffirmed our commitment to delivering long-term incentive (LTI) awards exclusively through our annual long-term incentive plan (LTIP) programs. We did not issue any one-time awards in Fiscal 2025 and are committed to maintaining this approach going forward to ensure consistency and alignment with shareholder expectations.
•Strengthening Pay-for-Performance Alignment: We also made several changes to our compensation design to strengthen our pay-for-performance alignment for Fiscal 2026, including:
◦Cap on PSU Payouts for Negative TSR: We introduced a cap on PSU payouts at 100% of target if absolute total shareholder return (TSR) is negative over the PSU performance period, even if we outperform our peer index. This cap is in addition to our increased target performance goal introduced in Fiscal 2025 requiring relative TSR overperformance versus the NASDAQ Composite Index (from the 50th percentile to the 55th percentile) in order to achieve a payout.
◦Higher Performance Thresholds for STI Payouts: We adjusted the payout curves under the short-term incentive (STI) plan, increasing the minimum performance threshold from 90% of target attainment, to 95%, to achieve any payout, as well as reducing payouts for all levels of financial performance below target (as described further in Section VI – Elements of Our Compensation Program). We also increased the level of Adjusted Operating Income (AOI) attainment to qualify for maximum payouts to 104% of target, consistent with the performance/payout curve for the revenue metric under the STI plan.
◦Elimination of Stock Options for Annual LTIP: Our CEO’s and NEO’s annual LTIP grant package will no longer include stock options. Rather, we are emphasizing a mix of performance-based equity vehicles, including 100% of the CEO’s annual LTIP grant being in the form of Performance Share Units (PSUs).
◦Increased Share Ownership Guidelines: To further strengthen alignment between executive interests and those of our shareholders, we doubled the equity ownership requirements for senior management to 2x base salary beginning in Fiscal 2026. For our CEO, his ownership requirement will remain at 6x base salary, a level that already exceeds the average guideline requirement of our peer group.
•Reduced CEO Pay: For Fiscal 2026, our CEO’s target value of equity grants under the LTIP will be lower than the grants made for Fiscal 2025. Overall, together with our CEO, we made the determination to reduce the CEO’s compensation by $500,000 and his target total compensation sits below the 25th percentile compared to our new peer group.
Talent and Compensation Committee Chair: While we did not appoint a permanent Chair of the Talent and Compensation Committee in Fiscal 2025, we actively recruited for a new Board member with extensive experience in executive compensation. To facilitate our Fiscal 2025 committee meetings, the chair position was rotated among our highly experienced Talent and Compensation Committee members, all of whom have joined the Talent and Compensation Committee within the past three fiscal years.
Board Refreshment: To ensure our Board composition continues to reflect the evolving needs of the Company and incorporates fresh perspectives, we have appointed four new members over the past two years: Goldy Hyder, Annette Rippert, Fletcher Previn and, most recently, Kristen Ludgate. These new directors have bolstered the Board’s expertise in areas of public and international policy, information technology, strategy, executive compensation, communications and finance, and two of these new members, Mr. Hyder and Ms. Rippert, joined the Talent and Compensation Committee in Fiscal 2025. See Item 10 of the Annual Report on Form 10-K for the year ended June 30, 2025 for further information on our Board members.

Key Executive Leadership Changes: In line with our Talent and Compensation philosophy, over the past three fiscal years, the Board has appointed several key executives with extensive global technology company and industry experience, reflecting the external market for top executive talent. These leaders bring valuable expertise and leadership experience to help accelerate our strategic priorities. These appointments, including Todd Cione (President Worldwide Sales), Paul Duggan (President, Chief Customer Officer), Savinay Berry (Chief Product Officer), Sandy Ono (Chief Marketing Officer), and Shannon Bell (Chief Digital Officer), are expected to enhance our ability to scale execution across key areas of information management and drive our AI-first agenda.
Engagement with our shareholders is not a one-time effort, it is a fundamental, ongoing commitment. We will continue to engage, listen, and take action to ensure our compensation practices align with your expectations. Your voice is not just valued, it is driving real change. We are committed to earning your confidence through transparency, accountability, and results.

Sincerely,
The Talent and Compensation Committee

David Fraser
Goldy Hyder
Annette Rippert

COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis of compensation arrangements for the fiscal year ended June 30, 2025 (Fiscal 2025) should be read together with the compensation tables and related disclosures set forth below. This discussion is focused on the persons who served as our named executive officers for Fiscal 2025 (collectively, the Named Executive Officers or NEOs). The NEOs who are the subject of this compensation discussion and analysis are:
•Mark J. Barrenechea — Vice Chair, Chief Executive Officer (CEO) and Chief Technology Officer (CTO)
•Todd Cione — President, Worldwide Sales
•Paul Duggan — President, Chief Customer Officer
•Muhi Majzoub — Executive Vice President, Chief Product Officer
•Chadwick Westlake — Executive Vice President, Chief Financial Officer
•Madhu Ranganathan — former President, Chief Financial Officer and Corporate Development
Under applicable SEC rules, any executive who served as Chief Financial Officer for any portion of Fiscal 2025 would be considered an NEO. As a result, Chadwick Westlake and Madhu Ranganathan, who each served as Chief Financial Officer during a portion of Fiscal 2025, are both considered NEOs.
Compensation Discussion and Analysis Reference Guide

Section I - Our Shareholder Engagement Process and Response to Say-on-Pay Vote
Shareholder Engagement Overview and Timeline
We take shareholder feedback very seriously and view the 2024 Say-on-Pay vote outcome as a clear and important signal that further revisions to our executive compensation program were required. In response, we undertook a comprehensive review of our compensation program, informed by extensive shareholder outreach and guidance from our newly appointed independent compensation consultant.
Below is a timeline of the shareholder engagement and key governance updates leading up to and following our 2024 AGM and say-on-pay vote.

First Quarter Fiscal 2025	• Shareholder outreach as part of preparation for Fiscal 2024 AGM. • Immediately following 2024 AGM, planned engagement initiative focused specifically on executive compensation.
Second Quarter Fiscal 2025	• Appointed Fletcher Previn to the Board. • Appointed Meridian Compensation Partners as our new independent compensation consultant.
Third Quarter Fiscal 2025	• In addition to our regular investor touchpoints, extended invitations to institutional investors among our top 35 largest shareholders (representing holders of over 55% of our shares) to discuss executive compensation and other matters. • From our extended outreach, six large institutional investors (representing holders of 20% of our shares) met with our independent Board members to discuss our executive compensation program; these meetings were led by Board members without management present. • Established a new peer group for Fiscal 2026 compensation decisions for our NEOs.
Fourth Quarter Fiscal 2025	• Continued discussions led by our independent Board members with our large institutional investors. • Met with governance representatives from our top 25 largest shareholders (representing an additional 20% of our shares). These meetings included participation from key senior executives, including our Chief Human Resources Officer, Chief Financial Officer and Chief Legal Officer & Corporate Secretary, and covered executive compensation and other governance topics. In total, we met with shareholders representing 40% of our total shares outstanding to discuss executive compensation, in addition to our regular investor touchpoints. • Approved revised STI and LTI Fiscal 2026 NEO plan designs. • Reviewed Fiscal 2025 performance relating to short-term incentive awards and approve NEO payouts under the plan. • Reviewed Fiscal 2026 operating metrics targets within the STI plan. • Appointed Kristen Ludgate to the Board.

Key Themes from Shareholder Engagement and Actions Taken
The feedback and perspectives that we received in meetings with shareholders leading up to and after the 2024 AGM provided us with valuable and direct insight on our executive compensation program. Throughout the engagement meetings, we heard a range of diverse shareholder perspectives.
A number of key themes stood out as the main reasons shareholders did not support our 2024 Say-On-Pay proposal. The common themes among our shareholders included:
1.the level of CEO pay and supplemental off-cycle award grants to our CEO;
2.the STI payout structure for below target achievement;
3.the desire for even greater alignment of executive compensation with shareholder experience; and
4.the composition of our peer group, particularly with respect to the size and scale of certain peer companies used.

Shareholders also asked questions about, and provided their perspectives on, other topics including STI/LTI plans metrics and board refreshment. The table below summarizes key feedback themes from our shareholders obtained following the 2024 AGM and our responsive actions and perspectives for Fiscal 2026.

What We Heard - Key Themes	What We Did - Our Perspectives and Actions
Some shareholders had concerns regarding the level of Fiscal 2024 CEO pay, CEO LTIP structure and historical one-time CEO incentive awards
Transition to 100% Performance-Based LTIP: Beginning in Fiscal 2026, the CEO’s LTIP grants will be comprised entirely of PSUs, making the vesting of the full award performance-based and fully at risk.
One-Time Grants: We adhered to our commitment in Fiscal 2024 and Fiscal 2025 and committed going forward that there would not be any one-time long-term incentive awards granted to our CEO, as well as other existing executives.
Reduction in Target Compensation: For Fiscal 2026, in partnership with our CEO, we also reduced our CEO’s total target compensation by $500,000 (a 5% decrease) by lowering the target value of the LTIP award. Following this adjustment, the CEO’s target total compensation is now positioned below the 25th percentile of our updated peer group, demonstrating our commitment to shareholder alignment and responsible pay governance.

Shareholders suggested reviewing the performance leverage required to earn threshold and maximum payout under our STI program
In alignment with practices at our new peer group, we have strengthened our STI program for Fiscal 2026 by increasing the performance standards required to earn payouts, aligning the plan more closely with market best practices and our pay-for-performance philosophy.
Higher Thresholds, Lower Payouts: In Fiscal 2025, performance at 90% of target resulted in a 40% threshold payout. For Fiscal 2026, we have increased the minimum performance threshold to 95% of target and lowered the corresponding payout to 25%. These revised payout curves apply to both Revenue and AOI metrics.
More Rigorous Maximum Payout Criteria: To earn the maximum STI payout of 200% of target in Fiscal 2026, performance must reach at least 104% of target for both Revenue and AOI. This represents a stricter requirement than in Fiscal 2025, when just the AOI metric required 103% performance to achieve maximum payout.
The revised STI payout structure for Fiscal 2026 is designed to deliver lower payouts for below-target performance and require higher performance to achieve maximum payouts. The changes strengthen the link between pay and performance by increasing the incentive to drive meaningful revenue and AOI growth. At the same time, it introduces more stringent consequences for underperformance, resulting in a more rigorous framework than that used in Fiscal 2025. This builds on the simplification of STI metrics in Fiscal 2025, when, following the integration of the Micro Focus acquisition, we streamlined the STI program by removing Micro Focus revenue as a separate performance measure.
Further, for Fiscal 2026, to ensure alignment and consistency, our STI program for all executives, including our NEOs, will be based on Worldwide Revenues and AOI. Historically, certain of our Sales executives were measured on other metrics, including in part based on Cloud, Customer Support Revenue and Enterprise PS Bookings. By aligning to the same STI metrics, this will simplify our STI program and ensure all executives align to our strategic priorities, which include driving profitable organic growth across the business. See Section VI - Elements of Our Compensation Program for a description of the Worldwide Revenues and AOI metrics within our STI program.

Shareholders voiced concerns about current structure of annual LTIP award vehicle mix and requested even greater pay-for-performance alignment
Updated Annual LTIP Award Vehicle Mix: Beginning in Fiscal 2026, the annual LTIP awards for our NEOs (excluding the CEO) will be comprised exclusively of PSUs and RSUs, weighted at 55% and 45%, respectively. As discussed above, the CEO’s LTIP grants will be comprised entirely of PSUs. Stock options will no longer be included in the annual LTIP award vehicle mix. This shift increases the proportion of performance-based equity to a majority of the total annual LTIP award, underscoring our commitment to a robust pay-for-performance framework.
Introduction of Absolute TSR Modifier: In Fiscal 2025, in order to achieve target PSU payout, we required relative TSR to outperform the NASDAQ Composite Index at the 55th percentile, up from the 50th percentile. To further align executive pay with shareholder outcomes, we are also introducing an absolute TSR modifier to the PSU component, effective Fiscal 2026. Under this modifier, if the Company’s absolute TSR is negative over the performance period, the PSU payout will be capped at 100% target, even if relative TSR performance attainment would result in an above target payout otherwise, bringing pay outcomes into better alignment with the shareholder experience.

Some shareholders voiced concerns that our compensation peer group included companies that were not appropriately scaled to OpenText’s size
New Compensation Peer Group: We received feedback that, while our peer group was well-aligned in terms of industry and revenue, concerns remained regarding the comparatively high average market capitalization of peer group companies. In response, we conducted a comprehensive review and replaced eight companies with six new peers (see Section V – Compensation Peer Group below for more information on our new peer group). The revised peer group more accurately reflects OpenText’s market capitalization (all new peers have market capitalizations that fall within a reasonable range relative to OpenText (.25x to 4x)), revenue profile, and operating complexity. This ensures a more appropriate benchmark for executive compensation and reinforces our commitment to shareholder alignment. Relative to the updated peer group:
•OpenText revenues are 19% higher than the peer group median, placing us at the 61st percentile;
•Employee headcount is at the 75th percentile of the peer group median; and
•Market capitalization is positioned at the 22nd percentile relative to the peer group.

Additional Executive Compensation Program Changes
In addition to the actions discussed above, we also adjusted our Share Ownership Guidelines for our executives as part of our comprehensive review of the program. To further strengthen alignment between executive interests and those of our shareholders, we are increasing the equity ownership guidelines for senior management (excluding the CEO) beginning in Fiscal 2026. For our NEOs (excluding the CEO), the updated guidelines will require these executives to hold equity equivalent to 2x their base salary, up from the previous 1x requirement. For our CEO, his ownership requirement will remain at 6x base salary, a level that already exceeds the average of our peer group. See Section VII - Other Elements of Our Compensation Program for a detailed discussion of our Share Ownership Guidelines.
Section II - Compensation Governance and Objectives
Role of the Talent and Compensation Committee
The Talent and Compensation Committee has responsibility for the oversight of executive compensation within the terms and conditions of our various compensation plans. The Talent and Compensation Committee approves the compensation of our executive officers, except for our CEO, where decisions are approved by the Board without the CEO present. Compensation decisions for our executive officers consider, among other things, performance goals, base salary, bonuses, executive benefits, short-term incentives, and long-term incentives. The Talent and Compensation Committee also reviews and recommends for approval all equity awards related to executive compensation prior to final approval by the Board and supports the Board with respect to talent and culture matters, including: succession and development of our executive officers; reviewing and discussing the progress of our workforce and global employee engagement initiatives; providing input on human capital disclosures; and reviewing our approach to retirement programs.
The Talent and Compensation Committee coordinates with the CEO and the Chief Human Resources Officer, in collaboration with management and the finance and legal groups, as appropriate, to design and develop the compensation program. This group supports the preparation and analysis of financial data, peer group comparisons, and other materials to assist the Talent and Compensation Committee in making and implementing its decisions.
The Board, the Talent and Compensation Committee, and our management employ a set of policies and processes to evaluate the performance of each of our NEOs, which help determine the amount of long-term incentives to award to each NEO. The performance of each of our NEOs, other than our CEO, is assessed by our CEO in his capacity as the direct supervisor of the other NEOs. The performance of our CEO is assessed by the Board (excluding the CEO). The Board conducts discussions and makes decisions with respect to the performance of our CEO in special sessions from which management and the CEO are absent.
The CEO, with the assistance of the Chief Human Resources Officer, also conducts an annual review of the total compensation of each executive officer, including the NEOs. The review includes an assessment of each executive officer’s experience, performance, the performance of the executive officer’s respective business or function, and market pay levels against our peer group. After this review, the CEO recommends base salaries, annual target short-term incentive and long-term incentive opportunities, any payouts related to the annual short-term incentives, and annual equity grants for the executive officers to the Talent and Compensation Committee for approval.
The Talent and Compensation Committee considers previous compensation awards, competitive market practice, the impact of tax and accounting treatments, applicable regulatory requirements, any material acquisitions or divestitures closed during the year and the results of the most recent shareholder advisory vote on executive compensation when approving compensation programs.
The Talent and Compensation Committee met five times during Fiscal 2025. Management assisted in the coordination and preparation of the meeting agenda and materials for each meeting. The agenda is reviewed and approved by the Chair of the Talent and Compensation Committee. The meeting materials are generally posted and made available to the other Talent and Compensation Committee members and invitees, if any, for review approximately one week in advance of each meeting. Following each meeting, the Talent and Compensation Committee reported items that it, in its determination, considered noteworthy to the Board.
Further, prior to setting executive compensation, the Talent and Compensation Committee considered internal pay equity to ensure that the pay of our executives (including the CEO’s pay relative to that of our other NEOs) is appropriate.
In Fiscal 2025, the Board did not appoint a permanent Chair of the Talent and Compensation Committee. To facilitate our Fiscal 2025 committee meetings, the chair position was rotated among our highly experienced Talent and Compensation Committee members, all of whom have joined the Talent and Compensation Committee within the past three fiscal years. Throughout Fiscal 2025, we actively recruited a new Board member with extensive experience in executive compensation, which resulted in the appointment of Kristen Ludgate to the Board on June 26, 2025.
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
In Fiscal 2025, the Talent and Compensation Committee appointed Meridian as its new compensation consultant, following an extensive search. This decision was made in response to prior Say-on-Pay vote outcomes and reflects our commitment to aligning executive compensation practices with leading governance standards and shareholder expectations. Meridian was engaged to provide independent advisory services and support for our executive compensation program. As part of their engagement, Meridian conducted a comprehensive review of our entire compensation framework, evaluating it against our compensation philosophy and strategic objectives. This review led to several enhancements, including the adoption of a revised peer group and improvements to our pay-for-performance alignment. Throughout Fiscal 2025, the members of the Talent and Compensation Committee met periodically with Meridian representatives to discuss market practices, evolving governance trends, and potential implications for the Company’s financial performance. Meridian also provided benchmarking data and guidance on CEO and executive officer compensation. For these services, Meridian received $71,000 in fees during Fiscal 2025.
Talent and Compensation Committee Approach and Objectives
We believe that compensation plays an important role in achieving short and long-term business objectives that ultimately drive business success in alignment with long-term shareholder value creation. The Talent and Compensation Committee ensures compensation decisions are in line with our compensation philosophy to be talent competitive. Our compensation program objectives include:
•Attracting, motivating and retaining highly qualified executive officers who have a history of proven success through compensation programs that reflect the market. Our compensation program reflects the market in terms of compensation value and structural design. We use market data from similarly sized software and technology companies with a global presence for a variety of reasons, including that greater than 95% of our revenues are generated outside of Canada.
•Aligning the interests of executive officers with our shareholders’ interests and with the execution of our business strategy, with the majority of the total compensation package tied to performance-based variable rewards. Evaluation of executive performance is based on achievement of key financial metrics that we believe closely correlate to long-term shareholder value. Our short and long-term goals are reflected in our overall compensation program with evaluations based on achieving and overachieving predetermined objectives. Our CEO’s total target compensation is comprised of:
◦8% from base salary;
◦12% from short-term incentives; and
◦80% in the form of annual equity grants.
Other NEOs average 16% of their total compensation in the form of base salary with 84% tied to short term and long-term incentives.
Our approach to executive pay is guided by the following best practices:

What We Do
✓	Balance short- and long-term incentives, cash and equity, and fixed and variable pay.
✓	Link a significant amount of target NEO pay to Company performance (at least 80%).
✓	Cap short-term incentive plans at 200% of target.
✓	Use multiple types of equity awards to balance risk and reward.
✓	Use distinct performance metrics in our short-term and long-term incentives.
✓
Compare executive compensation and Company performance to relevant peer group companies, which are re-evaluated annually, and consider our industry scope, market for executive talent and geographic footprint.

✓	Require significant executive stock ownership.
✓	Allow unearned incentive pay to be recaptured under our Clawback Policy (defined below).
✓	Provide only limited perquisites and no supplemental executive retirement plans.
✓	Retain an independent compensation consultant.
✓	Conduct an annual shareholder say-on-pay advisory vote.
✓	Conduct regular and extensive engagement with our shareholders, including an initiative focused specifically on compensation.
✓	Avoid guaranteed base salary increases or a minimum level of vesting for long-term incentives.
✓	Refrain from paying discretionary bonuses.
✓	Provide double-trigger change in control benefits to our NEOs.

Section III - Fiscal 2025 Highlights
In Fiscal 2025, we reinforced the critical role our products play across industries and demonstrated the strength and resilience of our business model in a dynamic global environment. We successfully launched our next generation cloud platform, Titanium X with AI (CE 25.2) and expanded our Business Optimization Plan, marking a significant milestone for the Company. Throughout the year, our team executed these initiatives with discipline and focus, driving cloud revenue growth, margin expansion and continued strong capital return to shareholders. We expect to realize additional benefits from these efforts in the years ahead.
Highlights and outcomes related to specific components of CEO and NEO compensation for Fiscal 2025 are as follows:
•CEO Pay: The target value of our CEO’s annual compensation package, comprised of base salary, short-term incentive and long-term equity awards, decreased by 4.6% compared to Fiscal 2024.
◦Base Salary: Our CEO’s base salary remained unchanged for the seventh consecutive year.
◦STI: The CEO’s STI target was reduced by $590,000 in Fiscal 2025, which when combined with the rigorous goal setting for Fiscal 2025 resulted in a 24.3% decline in STI award payout year-over-year.
◦LTIP: Our CEO’s annual LTIP target grant value remained flat year-over-year, with no change to the equity vehicle mix.
◦Internal Pay Equity: The CEO-to-next-highest-paid NEO target compensation ratio decreased from 2.7x to 2.6x (-4%), reflecting added internal alignment.
•STI Program: Following the integration of the Micro Focus acquisition, we simplified our STI program by eliminating Micro Focus revenue as a separate performance measure for Fiscal 2025.
◦STI plan measures focused on overall profitable growth across all lines of products. For most executives, including the CEO, STI plan measures were Worldwide Revenue and Adjusted Operating Income (AOI).
◦Removal from targets of the impact of the AMC Divestiture: on May 1, 2024, we successfully completed the sale of our Application Modernization and Connectivity (AMC) business to Rocket Software, Inc. for $2.275 billion in cash before taxes, fees and other adjustments (the AMC Divestiture).
▪The decrease in Fiscal 2025 targets relative to Fiscal 2024 actual results is completely attributable to the AMC Divestiture, as the results from the AMC business through to April 30, 2024, were included in our Fiscal 2024 results but excluded from our Fiscal 2025 targets.
▪The Fiscal 2025 targets, which reflect only our ongoing product portfolio, represent a 1% growth in Worldwide Revenues compared to Fiscal 2024 results when AMC is excluded from the results, and represent a larger increase in the AOI target as the Company continues to focus on growing revenue and reducing costs. Therefore, the Fiscal 2025 targets for each metric were set greater than their respective 2024 achievements on an ongoing product portfolio basis.

◦STI results based on performance achievements are detailed in the following table:

STI Plan Metric	Fiscal 2025 Target	Fiscal 2025 Actual Results	Fiscal 2025 Metrics Achievement %	Metric Payout %
Worldwide Revenues (1)	$5,381	$5,150	96%	85%
Adjusted Operating Income (AOI) (2)	$1,645	$1,636	99%	95%
______________________
(1)Worldwide revenues are derived from the “Total Revenues” line of our audited income statement. Worldwide revenues are an important metric for measuring our growth and the scope of the business enterprise.
(2)AOI is a non-GAAP measure intended to reflect the operational effectiveness of our leadership by showing our ability to generate profits from our operational activities, and to manage the costs associated with our worldwide revenues. AOI is calculated as total revenues less the total cost of revenues and operating expenses excluding amortization of intangible assets, special charges (recoveries) and stock-based compensation expense. AOI is also adjusted to remove the impact of foreign exchange.
•LTI Program:
◦In Fiscal 2025, we increased the recurring annual target grant values of LTIP awards for our NEOs (excluding the CEO) to ensure alignment with our compensation philosophy. As a result, the overall LTIP value for these NEOs is now positioned at or above the 25th percentile of our revised peer group.
◦We maintained the use of relative Total Shareholder Return (rTSR) PSUs to reward long-term performance compared to similar investment alternatives.
▪The performance period for the PSUs granted in Fiscal 2022 concluded in Fiscal 2025. Over this three-year period, the Company placed at the 35th percentile relative to the S&P Midcap 400 Software & Services Peer Group. This resulted in a 70% payout from the Fiscal 2022 grant.
▪Beginning with the Fiscal 2024 grant cycle, rTSR PSUs are measured against the three-year TSR of the constituents of the NASDAQ Composite Index. This change was made to reflect the Company’s increased scale and broader market position following the Micro Focus acquisition, while also providing a more diversified and representative benchmark of shareholder investment alternatives.
▪For the Fiscal 2025 PSU grant, we increased the rTSR performance threshold required to achieve a target payout from the 50th percentile to the 55th percentile. This enhancement underscores our commitment to delivering above-median performance and creating greater value for shareholders.
Section IV - Aligning Pay with Performance
Our CEO’s realizable pay aligns with the experience of shareholders of the Company and is directly correlated to TSR performance. The grant date value in the Summary Compensation Table (see Section VII) significantly overstates the CEO’s actual realized and realizable compensation after our actual performance is measured because the program aligns the final reward with actual performance and share price movement.

The table below also shows that the actual value (realizable) as of June 30, 2025, is considerably lower than the grant date fair value of stock and option awards as reported in the Summary Compensation Table. The actual value realizable by our CEO was 63% lower as of June 30, 2025, than the grant date fair value of stock and option awards reported in the Summary Compensation Table over the last three fiscal years. This provides a meaningful demonstration of the pay for performance alignment of the Company’s executive compensation program, and the actual value realizable shows the strong alignment of our CEO’s realizable pay with our share price performance and the experience of our shareholders.

Fiscal Year	PSUs and RSUs (#) (1)	Stock Options (#) (1)	Performance Stock Options (#) (1)(4)	Grant Date Fair Value (Reported $) (2)	Actual Value Realizable as of June 30, 2025 ($) (3)
2023	184,770	306,370	1,000,000	$19,779,107	$4,064,447
2024	184,260	272,930	—	$12,066,580	$5,380,392
2025	245,390	433,280	—	$12,678,343	$7,165,388
Total (Reported vs. Realizable Value)				$44,524,030	$16,610,227
______________________
(1)Number of stock and option awards reported in the Grants of Plan-Based Awards table relating to Fiscal 2023 to Fiscal 2025. PSU awards are reported at target. All option awards granted remain outstanding and have not been exercised for value.
(2)The amount recognized as the aggregate grant date fair value of equity-based compensation awards, as calculated in accordance with ASC Topic 718 for the fiscal year in which the awards were granted, as reported in the summary compensation table for the applicable year.
(3)Based upon the closing price for the Company’s Common Shares as traded on the NASDAQ on June 30, 2025 of $29.20.
(4)In Fiscal 2023, Mr. Barrenechea was granted performance stock options with vesting subject to certain performance conditions. The amount in the table represents the grant date fair value as calculated in accordance with ASC Topic 718 for the fiscal year in which the awards were granted, as reported in the summary compensation table for the applicable year. The actual value realizable of the performance stock options represents the number of performance stock options that have vested as of June 30, 2025 (being 292,521 options), and that have achieved certain performance criteria as discussed in “Long-Term Equity Grants to CEO” in Item 11 of our Annual Report on Form 10-K for Fiscal 2023. As of June 30, 2025, all vested performance stock options are unexercised and out-of-the money.
Section V – Compensation Peer Group
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
We use an industry framework noted below, which aligns with the approach taken by proxy advisors, to identify companies that are comparable in size, have similar business strategies and financial models, recognizing that there are very few, if any direct peers that are based in Canada with named executive officers residing in the U.S., which is a key market for executive talent in the information technology industry. We apply the following screening process:

Quantitative Screen

We initially screen based on those companies within our Global Industry Classification Standard (GICS) industry group, including those specifically classified under the Application Software sub-industry. From there, we identify companies that are reasonably similar to OpenText, filtering companies based on revenue and market capitalization (each within a range of 0.25 to 4 times our own). Following this initial quantitative screen, we will review additional factors such as total assets, net income, and number of employees to supplement our overall quantitative selection process.

Qualitative Screen

A qualitative screen is then conducted to ensure the selected companies are truly comparable. As part of this process, we focus on global companies operating in the technology industry, ensuring that in aggregate, we consider the appropriate mix of Canadian and U.S.-listed companies. We also consider companies that have been identified as a peer of one of our previous year’s peers, companies that use OpenText as a peer in their own disclosure, and peer groups published by proxy advisory firms, before finalizing the composition of our peer group.

The Talent and Compensation Committee generally benchmarks against software and technology companies with a global presence, rather than solely Canadian companies because:
•We are a global software company with greater than 95% of our revenues generated outside of Canada, including 51% of our revenues in the U.S.;
•The highly competitive U.S. technology market is a key market for multi-national executive talent in the software and technology industry; and
•For the full range of executive leadership roles at the Company, it is not feasible to solely source talent from Canadian software and technology companies, particularly for core business functions requiring technology sector expertise.
The Talent and Compensation Committee recognizes that recruiting talent globally, including from the U.S., is critical for our success, even though executive compensation levels may be higher by comparison to levels in Canada. Attracting and retaining talent with the highest level of industry expertise is a key part of the Company’s business and strategy, and our compensation practices must align with market expectations where the industry skills reside. Further, the Talent and Compensation Committee also acknowledges that paying local market compensation in local currency may result in higher relative compensation compared to other Canadian companies that provide Canadian residents with Canadian dollars. Converting amounts paid to executives based outside of Canada to Canadian currency inflates the appearance of the compensation if compared to Canadian companies that pay Canadian residents in local currency.
2025 Compensation Peer Group
For Fiscal 2025, we conducted a review of our compensation peer group in collaboration with the Board and management’s compensation consultants. In response to the feedback received during Fiscal 2025 shareholder outreach regarding the concern that the Fiscal 2024 average peer group company’s market capitalization was too large, we removed several companies with market capitalization exceeding OpenText’s, even though they aligned on revenue metrics. They were replaced with companies that better fit within the targeted range.
The peer group used for benchmarking executive compensation was selected through a rigorous process that incorporated multiple inputs. This included alignment with proxy advisor frameworks, an independent review conducted by our external compensation consultant, Meridian, and thorough evaluation, review, and approval by the Talent and Compensation Committee. This approach ensures the peer group reflects relevant industry standards and supports informed compensation decisions.
As a result, for Fiscal 2025, all peer companies fall within the targeted range of 0.25x to 4x OpenText’s revenue and market capitalization. As a comparison amongst the peer group:

•OpenText’s trailing 12-month revenue ranks at the 61st percentile relative to the peer group.
•OpenText’s six-month average market capitalization ranks at the 22nd percentile, marking an increase from Fiscal 2024, when OpenText’s market capitalization was positioned at the 16th percentile.
Our peer group for Fiscal 2025 is the following:

Akamai Technologies	Dropbox	NCR Voyix
Amdocs	DXC Technology Company	NetApp
Broadridge Financial Solutions	Euronet Worldwide	Nutanix
Celestica	Gartner	PTC
CGI	Gen Digital	RingCentral
DocuSign	GoDaddy	SS&C Technologies
OpenText’s profile relative to last year is summarized as follows. Based on both revenue and headcount, OpenText is a larger organization relative to the Fiscal 2025 peer group median.

	Fiscal 2024 Peer Group Profile Comparison			Fiscal 2025 Peer Group Profile Comparison
	Peer Group Median	OpenText	OpenText % of Peer Group	Peer Group Median	OpenText	OpenText % of Peer Group
Revenues (in millions)	$5,862	$5,770	98.4%	$4,354	$5,168	118.7%
Market Capitalization (in millions)	$24,918	$8,045	32.3%	$17,083	$7,440	43.6%
Headcount	14,700	22,900	155.8%	11,200	21,400	191.1%

Section VI - Elements of Our Compensation Program
We use a combination of fixed and variable compensation to motivate our executive officers to achieve our corporate goals. The basic components of our executive officer compensation program are:
•Base salary (fixed);
•Short-term cash incentives (variable); and
•Long-term equity incentives (variable).
To ensure alignment of the interests of our executive officers with the interests of our shareholders, our executive officers have a significant proportion of compensation that is variable or “at risk.” Compensation that is “at risk” means compensation that can vary on whether and how much is paid to an executive officer depending on whether the Company and such executive officer are able to meet or exceed applicable performance targets. Also, our short-term and long-term incentive compensation is subject to our Clawback Policy (see “Other Information with Respect to Our Compensation Program - Clawback Policy” below).
The Talent and Compensation Committee annually considers the percentage of each NEO’s total target compensation that is “at risk” depending on the NEO’s responsibilities and objectives.

Named Executive Officer	Fixed Pay Percentage (“Not At Risk”)	Short-Term Incentive Percentage (at 100% target) (“At Risk”)	Long-Term Incentive Percentage (at 100% target) (“At Risk”)
Mark J. Barrenechea	8%	12%	80%
Todd Cione	14%	14%	72%
Paul Duggan	16%	16%	68%
Muhi Majzoub	19%	19%	62%
Chadwick Westlake (1)	16%	16%	68%
Madhu Ranganathan (1)	15%	17%	68%
______________________
(1)Mr. Westlake’s values are based on annualized target compensation for Fiscal 2025 as Mr. Westlake joined the Company in March 2025. Mr. Westlake is included, and Ms. Ranganathan is excluded from the NEO Pay Mix graphic above.

Base Salary
The base salary review for each NEO considers factors such as current competitive market conditions and the individual’s particular skills (such as leadership ability and management effectiveness, experience, responsibility and proven or expected performance). In line with our commitment to “at risk” compensation and reflecting the interests of our shareholders, our CEO’s base salary remained unchanged for the seventh consecutive year.

Named Executive Officer	Fiscal 2025 Base Salary
Mark J. Barrenechea	$950,000
Todd Cione	$675,000
Paul Duggan	$675,000
Muhi Majzoub	$625,000
Chadwick Westlake (1)	$190,193
Madhu Ranganathan (2)	$648,769
_____________
(1)Mr. Westlake joined the Company in March 2025. In Fiscal 2025, Mr. Westlake’s annualized base salary was CAD $800,000 (US $585,210).
(2)Ms. Ranganathan ceased to be our Chief Financial Officer in March 2025. In Fiscal 2025, Ms. Ranganathan’s annualized base salary was $775,000.
Short-Term Incentives
In Fiscal 2025, all of our NEOs, with the exception of Mr. Westlake, participated in our STI plan, which is designed to motivate the achievement of our short-term corporate goals. Mr. Westlake joined the Company in March 2025. See below for the treatment of Mr. Westlake’s STI award for Fiscal 2025.
These short-term corporate goals are derived from our annual business plan which is approved by the Board at the start of the fiscal year. Awards made under the STI plan are paid in cash only.
The executive STI plan for Fiscal 2025, which is applicable to all of our NEOs except Mr. Duggan, was based on Worldwide Revenues and AOI. Mr. Duggan’s STI plan for Fiscal 2025 is based on Cloud, Customer Support Revenue, Enterprise PS Bookings and AOI. However, as previously noted, for Fiscal 2026, to ensure alignment and consistency, our STI program for all executives, including Mr. Duggan, will be based on Worldwide Revenues and AOI.
In Fiscal 2025, we removed Micro Focus Revenue as an STI metric, which had been introduced in Fiscal 2023. This change reflects the successful integration of Micro Focus products into the broader OpenText portfolio; as a result, we no longer track Micro Focus revenues separately. The continued emphasis on revenue-focused metrics aligns with our strategic priorities, which include driving profitable organic growth and fully consolidating Micro Focus products within the OpenText platform.
For Fiscal 2025, the following table shows the target short-term award for each NEO, along with the associated weighting of the related performance measures for each (weightings are slightly different to reflect individual differences in accountability).

Named Executive Officer	Total Target Award	Worldwide Revenues (1)	Worldwide Adjusted Operating Income (2)	Cloud, Customer Support Revenue and Enterprise PS Bookings (3)
Mark J. Barrenechea	$1,425,000	50%	50%	N/A
Todd Cione	$675,000	50%	50%	N/A
Paul Duggan	$675,000	N/A	30%	70%
Muhi Majzoub	$625,000	50%	50%	N/A
Chadwick Westlake (4)	$585,210	50%	50%	N/A
Madhu Ranganathan	$775,000	50%	50%	N/A
____________________
(1)Worldwide revenues are derived from the “Total Revenues” line of our audited income statement. Worldwide revenues are an important metric for measuring our growth and the scope of the business enterprise.
(2)AOI is a non-GAAP measure intended to reflect the operational effectiveness of our leadership by showing our ability to generate profits from our operational activities, and to manage the costs associated with our worldwide revenues. AOI is calculated as total revenues less the total cost of revenues and operating expenses excluding amortization of intangible assets, special charges (recoveries) and stock-based compensation expense. AOI is also adjusted to remove the impact of foreign exchange.

(3)Cloud revenues are a component of “Cloud services and subscriptions” revenue line of our audited income statement and customer support revenues are a component of our “Customer support” revenue line of our audited income statement, and Enterprise PS Bookings are the total value from Enterprise PS contracts entered into the period that is new, committed and incremental to our existing contracts.
(4)Mr. Westlake joined the Company in March 2025. See below for the treatment of Mr. Westlake’s STI award for Fiscal 2025.
For the STI award amounts that would be earned at each of threshold, target and maximum levels of performance, see “Grants of Plan-Based Awards for Fiscal 2025” below.
For each performance measure noted above, the Talent and Compensation Committee approves the target award eligible to be earned by an NEO. The Board also sets a minimum performance threshold, a target performance level and a maximum performance level.
The threshold, target and maximum levels and payout formula are set forth below, as well as actual performance and payouts as a percentage of targets achieved in Fiscal 2025.

Objectives (in millions)	Fiscal 2025 Threshold	Fiscal 2025 Target (1)	Fiscal 2025 Maximum	Fiscal 2025 Actual	Fiscal 2025 % Target Actually Achieved	% of Payment per Fiscal 2025 Payout Table
Worldwide Revenues	$4,816	$5,381	$5,596	$5,150	96%	85%
Worldwide Adjusted Operating Income	$1,473	$1,645	$1,695	$1,636	99%	95%
Cloud, Customer Support Revenue and Enterprise PS Bookings	$3,730	$4,167	$4,334	$4,037	97%	85%
______________________
(1)The Fiscal 2025 target, which reflect only our ongoing product portfolio, represent a 1% growth in Worldwide Revenues compared to Fiscal 2024 results when AMC is excluded from the results, and represent a larger increase in the AOI target as the Company continues to focus on growing revenue and reducing costs. Therefore, the Fiscal 2025 targets for each metric were set greater than their respective 2024 achievements on an ongoing product portfolio basis. See Section III - Fiscal 2025 Highlights for more information.

Payment Scale for 2025 Worldwide Revenues, Team Cloud and Customer Support Revenue, and PS Enterprise Bookings
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	—%	101.0%	125.0%
90 - 91%	40.0%	101.5%	137.5%
92 - 93%	55.0%	102.0%	150.0%
94 - 95%	70.0%	102.5%	162.5%
96 - 97%	85.0%	103.0%	175.0%
98 - 99%	95.0%	103.5%	187.5%
100.0%	100.0%	104.0%	200.0%
100.5%	112.5%
Formula when performance is above-target: Actual / Target = % of Attainment
(Linear interpolation x12.5% earnout for every 0.5% by which performance attainment is over 100% of goal)

Payment Scale for 2025 Worldwide Adjusted Operating Income
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	—%	100.5%	116.7%
90 - 91%	40.0%	101.0%	133.3%
92 - 93%	55.0%	101.5%	150.0%
94 - 95%	70.0%	102.0%	166.7%
96 - 97%	85.0%	102.5%	183.3%
98 - 99%	95.0%	103.0%	200.0%
100.0%	100.0%
Formula when performance is above-target: Actual / Target = % of Attainment
(Linear interpolation x16.67% earnout for every 0.5% by which performance attainment is over 100% of goal)

 The actual STI award earned by each NEO for Fiscal 2025 was determined in accordance with the formulas described above, without any discretionary adjustment. We have set forth below for each NEO the award amount actually paid for Fiscal 2025, and the percentage of target award amount reflected by the actual award paid, broken out by performance measure as follows:
Mark J. Barrenechea

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$712,500	$285,000	$605,625	85%
Worldwide Adjusted Operating Income	$712,500	$285,000	$676,875	95%
Total	$1,425,000	$570,000	$1,282,500	90%

Todd Cione

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues (1)	$337,500	$135,000	$286,875	85%
Worldwide Adjusted Operating Income	$337,500	$135,000	$320,625	95%
Total	$675,000	$270,000	$607,500	90%
______________________
(1)Prior Sales executives were measured on metrics that were a subset of Worldwide Revenues. However, with the strategic appointment in Fiscal 2024 of Todd Cione as President of OpenText Worldwide Sales, the Worldwide Revenue metric (and not a subset of this metric) was considered more appropriate as Mr. Cione is focused on spearheading our global go-to-market strategy and revenue growth, with OpenText's global sales and sales operations functions reporting directly to him.

Paul Duggan

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Cloud, Customer Support Revenue and Enterprise PS Bookings (1)	$472,500	$189,000	$401,625	85%
Worldwide Adjusted Operating Income	$202,500	$81,000	$192,375	95%
Total	$675,000	$270,000	$594,000	88%
______________________
(1)For Fiscal 2026, to ensure alignment and consistency across all executives, Mr. Duggan’s STI metrics will be based on Worldwide Revenues and AOI. See Section I - Our Shareholder Engagement Process and Response to Say-on-Pay Vote for a description of changes to our STI program for Fiscal 2026.
Muhi Majzoub

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$312,500	$125,000	$265,625	85%
Worldwide Adjusted Operating Income	$312,500	$125,000	$296,875	95%
Total	$625,000	$250,000	$562,500	90%
Chadwick Westlake
Mr. Westlake joined the Company in March 2025. As part of Mr. Westlake’s sign-on compensation arrangement, he was provided with an “at target” STI payment prorated for the duration he was employed during Fiscal 2025 (i.e., from March 2025 to June 2025) to ensure Mr. Westlake neither benefits from nor is penalized for performance metrics that would not have reflected Mr. Westlake’s contribution to the Company during the remainder of the fiscal year. As a result, Mr. Westlake’s “at target” payout in Fiscal 2025 was $189,191, based on his annual STI target of $585,210.

Madhu Ranganathan
Ms. Ranganathan ceased to be our Chief Financial Officer in March 2025. As a result of her departure from the Company, she was provided with an “at target” STI payment prorated for the duration she was employed during Fiscal 2025. As a result, Ms. Ranganathan’s “at target” payout in Fiscal 2025 was $640,865, based on her annual STI target of $775,000.
Long-Term Incentives
We incentivize our executive officers, including our NEOs, in part, with long-term compensation pursuant to our LTIP. Our LTIP grants represent a significant proportion of our NEOs’ total compensation, and their purpose is two-fold: (i) as a component of a competitive compensation package; and (ii) to align the interests of our NEOs with the interests of our shareholders.
For each LTIP grant, a target value is established by the Talent and Compensation Committee for each NEO, except for the CEO, whose target value is established by the Board, based on competitive market practice and by the respective NEO’s ability to influence financial or operational performance. The target values of the annual grants are consistent with competitive market practice, set to ensure that the annual total direct target compensation packages are appropriately positioned relative to our peer group for each of our NEOs. Grant amounts consider the desired pay mix, competitive position and internal equity across our NEOs. The program is designed to ensure alignment with our performance over the longer term, with a very high percentage of the long-term incentive being “at risk”.
The performance goals and the weightings of performance goals under the LTIP are first recommended by the Talent and Compensation Committee and then approved by the Board. Grants are generally made annually and for grants made in August 2024 (for Fiscal 2025) were comprised of the components outlined in the table below.

Vehicle	Vesting
Performance Share Units (PSUs)	All NEOs: Cliff vesting occurs in the third year following the determination by the Board that the performance criteria have been met for the rTSR metric.(1)
Restricted Share Units (RSUs)	Vesting occurs annually in equal amounts on each of the first three anniversaries of the grant date.
Stock Options	Vesting occurs at a rate of 25% on each of the first four anniversaries of grant date. Stock options expire seven years after the grant date.
______________________
(1)The number of PSUs to vest will be based on the Company’s rTSR at the end of a three-year period as compared to the TSR of the constituents of the NASDAQ Composite Index.

Once vested, PSUs and RSUs will be settled in either Common Shares or cash, at the discretion of the Board. Once vested, stock options may be exercised for Common Shares.
Payouts under LTIP grants:
•May be subject to certain limitations in the event of early termination of employment or change in control of the Company; and
•When cash dividends are paid by the Company on outstanding Common Shares, the Company credits additional dividend equivalent PSUs and RSUs to the participant’s account. Dividend equivalent PSUs and RSUs are subject to the same terms and conditions as the granted PSUs or RSUs, as applicable, and vest and are settled at the same time and in the same form as the PSUs or RSUs to which such dividend equivalent PSUs or RSUs relate. The dividend equivalents for PSUs are only credited for shares earned under the PSU program.
LTIP - PSU Grants in Fiscal 2025
In Fiscal 2025, we maintained our practice of granting PSUs to all NEOs, with vesting tied to rTSR. Since the Fiscal 2024 grant cycle, we have benchmarked our performance against the three-year TSR of companies in the NASDAQ Composite Index. This index is heavily weighted towards the information technology sector, aligning with alternative investment opportunities available to our shareholders.
To further strengthen the performance orientation of our PSU program, we refined the rTSR metric in Fiscal 2025 to raise the requirement for achieving a target payout. Under the revised design, PSUs are earned at the target level only if our rTSR exceeds the median – specifically, at or above the 55th percentile – reinforcing our commitment to strong, market-leading performance.

rTSR vs Index Constituents:	PSUs Earned as % Target:
Below 20th percentile	0%
20th percentile	50%
50th percentile	97.5%
55th percentile	100%
75th percentile	200%
Our CEO’s annual LTIP grant is positioned 26% below the median of our selected peer group, which the Talent and Compensation Committee (with advice from its independent compensation consultant) considered appropriate. Further, as our CEO continues to hold outstanding performance-based equity from prior years, it was determined that there would be no change to the target grant value of our CEO’s annual LTIP grant in Fiscal 2025 (as compared to Fiscal 2024).
For NEOs, at least 50% of the equity value of their LTIP awards was delivered in the form of PSUs, reinforcing our commitment to performance-based compensation.

Named Executive Officer	Performance Share Units Value	Restricted Share Units Value	Stock Options Value	Total
Mark J. Barrenechea	$5,000,000	$2,500,000	$2,500,000	$10,000,000
Todd Cione	$1,750,000	$875,000	$875,000	$3,500,000
Paul Duggan	$1,500,000	$750,000	$750,000	$3,000,000
Muhi Majzoub	$1,000,000	$500,000	$500,000	$2,000,000
Chadwick Westlake (1)	$987,500	$493,750	$493,750	$1,975,000
Madhu Ranganathan	$1,500,000	$750,000	$750,000	$3,000,000
______________________
(1)Mr. Westlake joined the Company in March 2025. In connection with his hire, Mr. Westlake received a prorated grant (79% of target value) based on his start date relative to the performance cycle. The LTIP grant, which would have vested in Fiscal 2027, will be cancelled following Mr. Westlake’s departure from the Company effective August 15, 2025.

For details of our previous LTIPs, see Item 11 of our Annual Report on Form 10-K for the relevant year.
LTIP - PSU Vesting in 2025
PSUs granted in Fiscal 2022 were eligible to vest during Fiscal 2025, based on rTSR performance compared to the designated index over a three-year performance period. During this period, the Company placed at the 35th percentile relative to the S&P Midcap 400 Software & Services Peer Group used for the Fiscal 2022 PSU award. This performance resulted in a 70% payout of the original PSU grant. The Board determined that this outcome accurately reflected the Company’s rTSR performance in accordance with the plan, and no discretionary adjustments were made to the calculated payout under the plan’s rules.
LTIP – Organic Growth Acceleration Program (OGAP)
In Fiscal 2024, as part of our annual LTIP, we made PSU award grants to our NEOs (excluding our CEO) under the OGAP, such PSUs being tied to an organic growth two-year revenue performance metric and eligible to vest by June 30, 2025. However, the threshold performance was not achieved at the end of the two-year performance period. As a result, the Board deemed that no discretion would be applied and that no PSUs would be earned under this program. The OGAP was retired in Fiscal 2025, and no new grants under the OGAP have been made.
LTIP - RSUs
RSUs are not subject to specific performance-based vesting criteria. Instead, they are intended to promote employment retention over the three-year vesting period and align with share price movements over time.

LTIP - Stock Options
For Fiscal 2026 grants, stock options will no longer be included in the annual LTIP awards for our current CEO and other NEOs. Instead, their annual LTIP grants will consist of PSUs for our CEO and a mix of PSUs and RSUs for our other NEOs.

Fiscal 2025 LTIP Vehicle Mix
CEO & NEO
25% Options
50% PSUs
25% RSUs
PSUs
RSUs
Options

Fiscal 2026 LTIP Vehicle Mix
NEO

45% RSUs
55% PSUs
PSUs
RSUs

Stock options that were previously granted under earlier annual LTIP awards will continue to vest over a four-year period and will only have value if our stock price increases during their seven-year term. For a discussion of the assumptions used in the valuation of stock options, see Note 13 “Equity and Share-based Compensation” to our Notes to Consolidated Financial Statements under Item 8 of the Annual Report on Form 10-K. All stock option grants, whether part of the annual LTIP prior to Fiscal 2026 or granted separately for new hires, promotions, retention or other reasons, are governed by our stock option plan. The price at which stock options are granted is not less than the closing price of the Company’s Common Shares on the trading day for the NASDAQ immediately preceding the applicable grant date. In addition, grants and exercises of stock options are subject to our Insider Trading Policy. For details of our Insider Trading Policy, see “Other Information with Respect to Our Compensation Program - Insider Trading Policy” below.
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
Perquisites
Our NEOs receive a minimal amount of non-cash compensation in the form of executive perquisites. To remain competitive in the marketplace, our NEOs are entitled to some limited benefits that are not otherwise available to all our employees, including:
•An annual executive medical physical examination; and
•An annual allowance to reimburse expenses to a pre-defined maximum related to financial planning such as tax preparation, additional life insurance, financial planning and/or estate planning advice.
Other Benefits
We provide various employee benefit programs on the same terms to all employees, including our NEOs, such as, but not limited to:
•Medical health insurance;
•Dental insurance;
•Life insurance; and
•Tax-based retirement savings plans matching contributions.

NEOs residing in the United States may be eligible to continue participation in US Open Text health care plans upon retirement on the condition that the costs of the benefit are fully borne by the retiree.
Pension Plans
We do not provide pension benefits or any non-qualified deferred compensation to any of our NEOs.
Summary Compensation Table
The following table sets forth summary information concerning the annual compensation of our NEOs. All numbers are rounded to the nearest dollar or whole share.

	Fiscal Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)		Option Awards ($) (3)		Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)		Total ($)
Mark J. Barrenechea	2025	950,000	—	10,176,258		2,502,085		1,282,500	36,812	(6)	14,947,655
Vice Chair, CEO and CTO	2024	950,000	—	9,566,165		2,500,415		1,694,375	31,781	(7)	14,742,736
	2023	950,000	—	9,189,844		10,589,263		2,498,125	21,050	(7)	23,248,282
Todd Cione	2025	675,000	—	3,561,858		875,741		607,500	—	(8)	5,720,099
President, Worldwide Sales	2024	155,966	167,828	3,240,363		2,780,139		—	—	(7)	6,344,296
	2023	N/A	N/A	N/A		N/A		N/A	N/A	(9)	N/A
Paul Duggan	2025	675,000	—	3,053,021		750,602		594,000	—	(8)	5,072,623
President, Chief Customer Officer	2024	650,000	—	2,204,410		396,321		1,232,800	—	(7)	4,483,531
	2023	575,000	—	919,134		1,288,957		1,273,300	10,110	(7)	4,066,501
Muhi Majzoub	2025	625,000	—	2,035,348		500,440		562,500	—	(8)	3,723,288
Executive Vice President, Chief Product Officer	2024	600,000	—	2,204,410		396,321		715,000	16,307	(7)	3,932,038
	2023	562,500	—	1,364,721		1,410,180		1,008,750	4,329	(7)	4,350,480
Chadwick Westlake	2025	190,193	189,191	1,967,065		1,279,931		—	—	(9)	3,626,380
Executive Vice President, Chief Financial Officer (CFO)	2024	N/A	N/A	N/A		N/A		N/A	N/A	(9)	N/A
	2023	N/A	N/A	N/A		N/A		N/A	N/A	(9)	N/A
Madhu Ranganathan	2025	648,769	—	3,053,021	(10)	750,602	(10)	640,865	1,689,971	(11)	6,783,228
Former President, CFO and Corporate Development	2024	775,000	—	3,050,728		617,568		850,625	10,000	(7)	5,303,921
	2023	688,750	—	2,021,796		1,588,832		1,110,500	—	(7)	5,409,878
______________________
(1)The amount reported in the column for Mr. Cione represents an “at target” STI payment prorated for the period of time Mr. Cione was employed by the Company during Fiscal 2024, based on his annual STI target of $675,000, pursuant to his sign-on compensation arrangement. The amount reported in the column for Mr. Westlake represents an “at target” STI payment prorated for the period of time Mr. Westlake was employed by the Company during Fiscal 2025, based on his annual STI target of $585,210, pursuant to his sign-on compensation arrangement.
(2)Amounts reported in this column represent the aggregate grant date fair value, as computed in accordance with ASC Topic 718 “Compensation-Stock Compensation” (Topic 718). Grant date fair value may vary from the target value indicated in the table set forth above in the section “LTIP.” For a discussion of the assumptions used in these valuations, see Note 13 “Equity and Share-based Compensation” to our Notes to Consolidated Financial Statements under Item 8 of the Annual Report on Form 10-K. For the maximum value that may be received under the PSU awards granted in Fiscal 2025 by each NEO, see the “Maximum” column under “Estimated Future Payouts under Equity Incentive Plan Awards” under the “Grants of Plan-Based Awards in Fiscal 2025” table below.
(3)Amounts reported in this column represent the amount recognized as the aggregate grant date fair value of stock option awards, as calculated in accordance with Topic 718 for the fiscal year in which the awards were granted. In all cases, these amounts do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. The performance stock options granted to Mr. Barrenechea in Fiscal 2023 have been reflected and valued assuming all performance conditions are satisfied. Also see “Long-Term Equity Grants to CEO” and “Grants of Plan-Based Awards in Fiscal 2023” in Item 11 of our Annual Report on Form 10-K for Fiscal 2023 for details of target performance value and vesting. For a discussion of the assumptions used in this valuation, see Note 13 “Equity and Share-based Compensation” to our Notes to Consolidated Financial Statements under Item 8 of the Annual Report.
(4)Amounts reported in this column for Fiscal 2025 represent payments under the short-term incentive plan based on actual performance achieved. Ms. Ranganathan’s payment represents “at target” STI payment prorated for the duration she was employed during Fiscal 2025.
(5)Except as otherwise indicated the amounts in “All Other Compensation” primarily include (i) medical examinations and (ii) tax preparation and financial advisory fees paid. “All Other Compensation” does not include benefits received by the NEOs which are generally available to all of our salaried employees.
(6)Represents amounts we paid, reimbursed or attributed for tax, financial, and estate planning and medical examinations.

(7)For details of the amounts of fees or expenses we paid or reimbursed please refer to Summary Compensation Table in Item 11 of our Annual Report on Form 10-K for the corresponding fiscal years ended June 30, 2024 and 2023.
(8)The total value of all perquisites and personal benefits for this NEO was less than $10,000, and, therefore, excluded.
(9)Mr. Cione joined the Company in April 2024 and Mr. Westlake joined the Company in March 2025.
(10)All Options, PSUs and RSUs that were granted in Fiscal 2025 were forfeited as a result of Ms. Ranganathan’s departure from the Company.
(11)Ms. Ranganathan ceased to be our Chief Financial Officer in March 2025. As a result of her termination with the Company, pursuant to her employment agreement (filed as Exhibit 10.18 of the Annual Report on Form 10-K for the year-ended June 30, 2025), Ms. Ranganathan will receive 12-months of base salary ($775,000), target short-term incentive ($775,000), accrued vacation ($99,851), insurance premium related to employee and medical benefits ($34,994), and payout of certain related perquisites ($5,126). These severance amounts are consistent with the prior disclosure contained in “Compensation Discussion and Analysis — Elements of Our Compensation Program — Potential Payments Upon Termination or Change in Control” of the Annual Report on Form 10-K for the year ended June 30, 2024.
Grants of Plan-Based Awards in Fiscal 2025
The following tables set forth certain information concerning grants of awards made to each NEO during Fiscal 2025.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Securities Underlying (3)	All Other Option Awards: Number of Securities Underlying (4)	Exercise or Base Price of Option Awards	Closing Price of Option Awards on date of Grant	Grant Date Fair Value of Options (5)
Name	Grant Date	Board Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock (#)	Options (#)	($/share)	($/share)	Awards ($)
Mark J. Barrenechea			570,000	1,425,000	2,850,000	—	—	—	—	—	—	—	—
	8/5/2024	7/31/2024	—	—	—	81,795	163,590	327,180	—	—	—	—	7,845,776
	8/5/2024	7/31/2024	—	—	—	—	—	—	81,800	—	—	—	2,330,482
	8/5/2024	7/31/2024	—	—	—	—	—	—	—	433,280	28.49	28.54	2,502,085
Todd Cione			270,000	675,000	1,350,000	—	—	—	—	—	—	—	—
	8/5/2024	7/31/2024	—	—	—	28,630	57,260	114,520	—	—	—	—	2,746,190
	8/5/2024	7/31/2024	—	—	—	—	—	—	28,630	—	—	—	815,669
	8/5/2024	7/31/2024	—	—	—	—	—	—	—	151,650	28.49	28.54	875,741
Paul Duggan			270,000	675,000	1,350,000	—	—	—	—	—	—	—	—
	8/5/2024	7/31/2024	—	—	—	24,540	49,080	98,160	—	—	—	—	2,353,877
	8/5/2024	7/31/2024	—	—	—	—	—	—	24,540	—	—	—	699,145
	8/5/2024	7/31/2024	—	—	—	—	—	—	—	129,980	28.49	28.54	750,602
Muhi Majzoub			250,000	625,000	1,250,000	—	—	—	—	—	—	—	—
	8/5/2024	7/31/2024	—	—	—	16,360	32,720	65,440	—	—	—	—	1,569,251
	8/5/2024	7/31/2024	—	—	—	—	—	—	16,360	—	—	—	466,096
	8/5/2024	7/31/2024	—	—	—	—	—	—	—	86,660	28.49	28.54	500,440
Chadwick Westlake (6)	5/2/2025	4/29/2025	—	—	—	16,155	32,310	64,620	—	—	—	—	1,549,588
	5/2/2025	4/29/2025	—	—	—	—	—	—	16,150	—	—	—	417,478
	5/2/2025	4/29/2025	—	—	—	—	—	—	—	244,230	25.85	26.16	1,279,931
Madhu Ranganathan (7)			310,000	775,000	1,550,000	—	—	—	—	—	—	—	—
	8/5/2024	7/31/2024	—	—	—	24,540	49,080	98,160	—	—	—	—	2,353,877
	8/5/2024	7/31/2024	—	—	—	—	—	—	24,540	—	—	—	699,145
	8/5/2024	7/31/2024	—	—	—	—	—	—	—	129,980	28.49	28.54	750,602
______________________
(1)Represents the threshold, target and maximum estimated payouts under our short-term incentive plan for Fiscal 2025. For further information, see “Compensation Discussion and Analysis - Elements of Our Compensation Program - Short-Term Incentives” above.
(2)Represents the threshold, target and maximum estimated payouts under our LTIP PSUs for all NEOs. For further information, see “Compensation Discussion and Analysis - Elements of Our Compensation Program - Long-Term Incentives - LTIP - PSU Grants in 2025” above.

(3)Represents the estimated payouts under our LTIP RSUs. For further information, see “Compensation Discussion and Analysis - Elements of Our Compensation Program - Long-Term Incentives - LTIP - RSUs” above.
(4)For further information regarding our options granting procedures, see “Compensation Discussion and Analysis - Elements of Our Compensation Program - Long-Term Incentives” above.
(5)Amounts set forth in this column represent the amount recognized as the aggregate grant date fair value of equity-based compensation awards; as calculated in accordance with ASC Topic 718 for the fiscal year in which the awards were granted. In all cases, these amounts do not reflect whether the NEO has actually realized a financial benefit from the exercise of the awards. For a discussion of the assumptions used in this valuation, see Note 13 “Equity and Share-based Compensation ” to our Notes to Consolidated Financial Statements under Item 8 of the Annual Report on Form 10-K.
(6)Mr. Westlake joined the Company in March 2025. In connection with his hire, Mr. Westlake received a prorated grant (79% of target value) based on his start date relative to the performance cycle. The LTIP grant would have vested in Fiscal 2027, but will be cancelled following Mr. Westlake’s departure from the Company effective August 15, 2025.
(7)Ms. Ranganathan ceased to be our Chief Financial Officer in March 2025, and has forfeited all stock options, PSUs and RSUs that were granted in Fiscal 2025.
Outstanding Equity Awards at End of Fiscal 2025
The following table sets forth certain information regarding outstanding equity awards held by each NEO (other than Madhu Ranganathan who ceased to be our Chief Financial Officer in March 2025) as of June 30, 2025.

		Option Awards (1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#) (3)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (3)
		(#) Exercisable	(#) Unexercisable
Mark J. Barrenechea	8/6/2018	161,040	—		39.27	8/6/2025
	8/5/2019	273,010	—		38.76	8/5/2026
	8/10/2020	213,680	—		45.81	8/10/2027
	8/10/2020	—	—	750,000	45.81	8/10/2027
	8/9/2021	192,308	64,102		52.62	8/9/2028
	8/8/2022	153,186	153,184		39.09	8/8/2029
	8/29/2022	292,521	—	707,479	31.89	8/29/2029
	8/7/2023	68,233	204,697		36.79	8/7/2030
	8/5/2024	—	433,280		28.49	8/5/2031
	8/8/2022						67,639	1,975,061
	8/8/2022								135,278	3,950,122
	8/7/2023						65,494	1,912,434
	8/7/2023								130,989	3,824,867
	8/5/2024						84,836	2,477,203
	8/5/2024								169,661	4,954,103
Todd Cione	5/6/2024	103,638	310,912		30.25	5/6/2031
	8/5/2024	—	151,650		28.49	8/5/2031
	5/6/2024						33,549	979,636
	5/6/2024								67,109	1,959,578
	8/5/2024						29,693	867,021
	8/5/2024								59,385	1,734,042
Paul Duggan	8/6/2018	2,502	—		39.27	8/6/2025
	5/7/2019	45,000	—		40.20	5/7/2026
	8/5/2019	9,750	—		38.76	8/5/2026
	8/10/2020	11,445	—		45.81	8/10/2027
	8/10/2020	25,264	8,421		45.81	8/10/2027
	8/9/2021	14,423	4,807		52.62	8/9/2028
	8/8/2022	15,320	15,320		39.09	8/8/2029
	11/7/2022	61,200	118,800		26.81	11/7/2029
	8/7/2023	10,815	32,445		36.79	8/7/2030
	8/5/2024		129,980		28.49	8/5/2031
	8/8/2022						6,765	197,538

	8/8/2022							13,530	395,076
	8/7/2023					10,386	303,274
	8/7/2023							20,762	606,237
	11/30/2023							18,156	530,155
	8/5/2024					25,451	743,161
	8/5/2024							50,901	1,486,322
Muhi Majzoub	8/6/2018	31,460	—	39.27	8/6/2025
	5/7/2019	75,000	—	40.20	5/7/2026
	8/5/2019	42,900	—	38.76	8/5/2026
	8/10/2020	37,390	—	45.81	8/10/2027
	8/10/2020	67,712	22,570	45.81	8/10/2027
	8/9/2021	25,965	8,655	52.62	8/9/2028
	8/8/2022	22,750	22,750	39.09	8/8/2029
	11/7/2022	61,200	118,800	26.81	11/7/2029
	8/7/2023	10,815	32,445	36.79	8/7/2030
	8/5/2024	—	86,660	28.49	8/5/2031
	8/8/2022					10,049	293,421
	8/8/2022							20,086	586,522
	8/7/2023					10,386	303,274
	8/7/2023							20,762	606,237
	11/30/2023							18,156	530,155
	8/5/2024					16,967	495,441
	8/5/2024							33,934	990,881
Chadwick Westlake (4)	5/2/2025		244,230	25.85	5/2/2032
	5/2/2025					16,299	475,927
	5/2/2025							32,608	952,148
Madhu Ranganathan (5)	8/6/2018	28,600	—	39.27	7/31/2025
	8/5/2019	42,900	—	38.76	7/31/2025
	8/10/2020	128,501	—	45.81	7/31/2025
	8/9/2021	38,460	—	52.62	7/31/2025
	8/8/2022	33,700	—	39.09	7/31/2025
	8/7/2023	16,853	—	36.79	7/31/2025
	8/8/2022					13,096	382,392
	8/8/2022							26,190	764,754
	8/7/2023					9,059	264,515
	8/7/2023							18,117	529,030
______________________
(1)Stock options in the table above vest annually over a period of four years starting from the date of grant, with the exception of (i) stock options granted to certain of our executive officers on August 10, 2020 in recognition of their service which vest annually over a five year period, with the first vesting date being two years from the date of grant, (ii) stock options granted to certain of our executive officers on November 7, 2022 in recognition of their services which vest annually over a four year period, with the first vesting date being two years from the date of grant, and (iii) 750,000 performance stock options granted to Mr. Barrenechea on August 10, 2020 and 1,000,000 performance stock options granted to Mr. Barrenechea on August 7, 2023, both of which vest subject to the satisfaction of certain performance criteria. For additional detail, see “Compensation Discussion and Analysis - Our Compensation Program - Long-Term Incentives - Long-Term Grants to CEO”, Item 11 of our Annual Report on Form 10-K for Fiscal 2021 and “Compensation Discussion and Analysis - Our Compensation Program - Long-Term Incentives - Long-Term Grants to CEO” Item 11 of our Annual Report on Form 10-K for Fiscal 2023.
(2)Represents each NEO’s target number of RSUs granted pursuant to our LTIP program, and other non-LTIP related RSUs, which vest upon the schedules described above in “Compensation Discussion and Analysis - Elements of Our Compensation Program - Long Term Incentives.” These amounts illustrate the market value as of June 30, 2025, based upon the closing price for the Company’s Common Shares as traded on the NASDAQ on such date of $29.20.
(3)Represents each NEO’s target number of PSUs granted pursuant to our LTIP program, which vest upon the schedules described above in “Compensation Discussion and Analysis - Elements of Our Compensation Program - Long Term Incentives.” These amounts illustrate the market value as of June 30, 2025, assuming target achievement, based upon the closing price for the Company’s Common Shares as traded on the NASDAQ on such date of $29.20.
(4)Mr. Westlake joined the Company in March 2025. In connection with his hire, Mr. Westlake received stock options and a prorated LTIP grant. The grants will be cancelled following Mr. Westlake’s departure from the Company effective August 15, 2025.
(5)Ms. Ranganathan ceased to be our Chief Financial Officer in March 2025, and forfeited all Options, PSUs and RSUs that were granted in Fiscal 2025.

As of June 30, 2025, options to purchase an aggregate of 12,306,554 Common Shares had been previously granted and are outstanding under our stock option plans, of which 5,321,170 Common Shares were vested. Options to purchase an additional 4,780,548 Common Shares remain available for issuance pursuant to our stock option plans. Our outstanding stock options pool represents 4.8% of the Common Shares issued and outstanding as of June 30, 2025.
During Fiscal 2025, the Company granted options to purchase 2,620,150 Common Shares or 1.0% of the Common Shares issued and outstanding as of June 30, 2025.
Option Exercises and Stock Vested in Fiscal 2025
The following table sets forth certain details with respect to each of the NEOs concerning the exercise of stock options and vesting of stock in Fiscal 2025:

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (2) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (3) ($)
Mark J. Barrenechea	—	—	115,327	3,459,810
Chadwick Westlake	—	—	—	—
Todd Cione	—	—	—	—
Paul Duggan	—	—	8,647	259,410
Muhi Majzoub	—	—	15,569	467,070
Madhu Ranganathan (4)	61,200	102,554	23,064	691,920
______________________
(1)Relates to the vesting of PSUs and RSUs under our LTIP program.
(2)“Value realized on exercise” is the excess of the market price, at date of exercise, of the shares underlying the options over the exercise price of the stock options.
(3)“Value realized on vesting” is the aggregate market price of the underlying Common Shares on the applicable vesting date.
(4)Ms. Ranganathan ceased to be our Chief Financial Officer in March 2025.
Potential Payments Upon Termination or Change in Control
We have entered into employment contracts with each of our NEOs. These contracts may require us to make certain types of payments and provide certain types of benefits to the NEOs upon the occurrence of any of these events:
•If the NEO is terminated without cause; and
•If there is a change in control in the ownership of the Company and subsequent to the change in control, there is a change in the employment relationship between the Company and the NEO.
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
Our employment agreements with our NEOs are similar in structure, terms and conditions, with the key exception of the amount of severance payments, which is determined by the position held by the NEO. Details are set out below of each of their potential payments upon a termination by the Company without cause and upon a change in control event where there is a subsequent change in the employment relationship between the Company and the NEO.
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
Change in Control
If there is a change in control of the Company and within one year of such change in control event, there is a change in the employment relationship between the Company and the NEO without the NEO’s written consent, we may be obligated to provide payments or benefits to the NEO, unless such a change is in connection with the termination of the NEO either for cause or due to the death or disability of the NEO.
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
Examples of a change in the employment relationship between the NEO and the Company where payments or benefits may be triggered following a change in control event include:
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
None of our NEOs are entitled to the payments or benefits described below, or any other payments or benefits, solely upon a change in control where there is no change to the NEO’s employment relationship with the Company.
Amounts Payable Upon Termination or Change in Control
Pursuant to our employment agreements with our NEOs and the terms of our LTIP, each NEO’s entitlement upon termination of employment without cause or following a change in the NEO’s relationship with the Company, both absent a change in control event and within twelve months of a change in control event, are set forth below.
PSU vesting acceleration provisions within 12 months of a change in control are aligned with peer group practices to provide for the number of PSUs earned to be based on actual rTSR performance through the change in control date.
Ms. Ranganathan ceased to be our Chief Financial Officer in March 2025 and therefore is not included in the tables below.

No Change in Control

No change in control
		Base	Short-term incentives (1)	LTIP (2)	Options (3)	Employee and Medical Benefits (4)
Mark J. Barrenechea	Termination without cause or Change in relationship	24 months	24 months	Prorated	Vested	24 months (5)
Todd Cione	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Paul Duggan	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Muhi Majzoub	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Chadwick Westlake (6)	Termination without cause or Change in relationship	—	—	—	—	—
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
(3)Already vested as of termination date with no acceleration of unvested stock options. For a period of 90 days following the termination date, the NEO has the right to exercise all stock options which have vested as of the date of termination.
(4)Employee and medical benefits provided to each NEO immediately prior to the occurrence of the trigger event for the specified period.
(5)In accordance with the terms of his employment agreement, as amended, Mr. Barrenechea is entitled to participate until the age of 70 in healthcare benefits substantially similar to what he currently receives as Vice Chair, CEO and CTO of the Company. These benefits will be provided at the cost of the Company, provided that Mr. Barrenechea continues to be responsible for funding an amount that is equal to his employee contribution as Vice Chair, CEO and CTO, unless he becomes employed elsewhere, at which point this benefit will terminate. In the event that the employee or company contribution funding increases, Mr. Barrenechea would be responsible for that increase.
(6)Mr. Westlake will receive no severance as he voluntarily resigned effective August 15, 2025. As a result, amounts payable upon termination (no change in control) is not applicable. However, had he not submitted his voluntary resignation, the following terms would have applied as of June 30, 2025: base salary: 12 months; short term incentives: 12 months; LTIP: prorated; options: vested; and employee and medical benefits: 12 months.
Within 12 Months of a Change in Control

Within 12 Months of a Change in Control
		Base	Short-term incentives (1)	LTIP	Options (2)	Employee and Medical Benefits (3)
Mark J. Barrenechea	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months(4)
Todd Cione	Termination without cause or Change in relationship	12 months	12 months	100% Vested	100% Vested	12 months
Paul Duggan	Termination without cause or Change in relationship	12 months	12 months	100% Vested	100% Vested	12 months
Muhi Majzoub	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months
Chadwick Westlake (5)	Termination without cause or Change in relationship	—	—	—	—	—
______________________
(1)Assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred.
(2)For a period of 90 days following the termination date, the NEO has the right to exercise all stock options which are deemed to have vested as of the date of termination.
(3)Employee and medical benefits provided to each NEO immediately prior to the occurrence of the trigger event.
(4)In accordance with the terms of his employment agreement, as amended, Mr. Barrenechea is entitled to participate until the age of 70 in healthcare benefits substantially similar to what he currently receives as Vice Chair, CEO and CTO of the Company. These benefits will be provided at the cost of the Company, provided that Mr. Barrenechea continues to be responsible for funding an amount that is equal to his employee contribution as Vice Chair, CEO and CTO, unless he becomes employed elsewhere, at which point this benefit will terminate. In the event that the employee or company contribution funding increases, Mr. Barrenechea would be responsible for that increase.

(5)Mr. Westlake will receive no severance as he voluntarily resigned effective August 15, 2025. As a result, amounts payable within 12 months of a change in control is not applicable. However, had he not submitted his voluntary resignation, the following terms would have applied as of June 30, 2025: base salary: 12 months; short term incentives: 12 months; LTIP: 100% vested; options: 100% vested; and employee and medical benefits: 12 months.
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
In return for receiving the payments and the benefits described above, each NEO must comply with certain obligations in favour of the Company, including a non-disparagement obligation. Also, each NEO is bound by a confidentiality and non-solicitation agreement where the non-solicitation obligation lasts six months from the date of termination of their employment.
Any breach by an NEO of any provision of his/her contractual agreements may only be waived by the Company upon the review and approval of the Board.
Quantitative Estimates of Payments upon Termination or Change in Control
Further information regarding payments to our NEOs in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each NEO would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on June 30, 2025. Amounts (i) potentially payable under plans which are generally available to all of our salaried employees, such as life and disability insurance, and (ii) earned but unpaid, in both cases, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our Common Shares of $29.20 per share as reported on the NASDAQ on June 30, 2025, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:
•The salary and incentive payments are calculated based on the amounts of salary, incentive and benefit payments which were payable to each NEO as of June 30, 2025; and
•Payments under the LTIPs are calculated as though 100% of outstanding LTIP awards have vested with respect to a termination without cause or change in relationship following a change in control event, and as though a pro-rated amount have vested with respect to no change in control event.
Actual payments made at any future date may vary, including the amount the NEO would have accrued under the applicable benefit or compensation plan as well as the price of our Common Shares.
Ms. Ranganathan ceased to be our Chief Financial Officer in March 2025 and therefore is not included in the tables below. See footnote (10) of the Summary Compensation Table under Section VII - Other Elements of Our Compensation Program for more information on the amounts Ms. Ranganathan will receive pursuant to her employment agreement.

Named Executive Officer		Salary ($)	Short-term Incentive Payment ($)	Gain on Vesting of LTIP and Non-LTIP RSUs ($)	Gain on Vesting of Stock Options ($)	Employee Benefits ($)		Total ($)
Mark J. Barrenechea	Termination Without Cause / Change in Relationship with no Change in Control	1,900,000	2,850,000	9,236,889	—	73,625	(1)	14,060,514
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	1,900,000	2,850,000	19,093,790	307,629	73,625		24,225,044
Todd Cione	Termination Without Cause / Change in Relationship with no Change in Control	675,000	675,000	2,202,554	—	—		3,552,554
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	675,000	675,000	5,540,277	107,672	—		6,997,949

Paul Duggan	Termination Without Cause / Change in Relationship with no Change in Control	675,000	675,000	1,666,007	—	26,468	3,042,475
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	675,000	675,000	4,261,763	376,218	26,468	6,014,449
Muhi Majzoub	Termination Without Cause / Change in Relationship with no Change in Control	625,000	625,000	1,938,213	—	23,307	3,211,520
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	1,250,000	1,250,000	3,805,930	345,461	46,615	6,698,006
Chadwick Westlake (2)	Termination Without Cause / Change in Relationship with no Change in Control	—	—	—	—	—	—
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	—	—	—	—	—	—
______________________
(1)In accordance with the terms of his employment agreement, as amended, Mr. Barrenechea is entitled to participate until the age of 70 in healthcare benefits substantially similar to what he currently receives as Vice Chair, CEO and CTO of the Company. These benefits will be provided at the cost of the Company, provided that Mr. Barrenechea continues to be responsible for funding an amount that is equal to his employee contribution as Vice Chair, CEO and CTO, unless he becomes employed elsewhere, at which point this benefit will terminate. In the event that the employee or company contribution funding increases, Mr. Barrenechea would be responsible for that increase.
(2)Mr. Westlake will receive no severance as he voluntarily resigned effective August 15, 2025. As a result, amounts payable upon a termination or change in control are not applicable. However, had he not submitted his voluntary resignation, the following amounts would have been applied as of June 30, 2025: (a) Termination Without Cause / Change in Relationship with no Change in Control: salary: $190,193; short-term incentive payment: $585,210; gain on vesting of LTIP and non-LTIP RSUs: $—; gain on vesting of stock options: $—; employee benefits: $—; and total: $775,403; and (b) Termination Without Cause / Change in Relationship, within 12 months following a Change in Control: salary: $190,193; short-term incentive payment: $585,210; gain on vesting of LTIP and Non-LTIP RSUs: $1,428,074; gain on vesting of stock options: $818,170; employee benefits: $—; and total: $3,021,647.
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
All grants of long-term incentive awards are subject to our Insider Trading Policy and as a result, may not be granted during the “blackout” period beginning on the fifteenth day of the last month of each quarter and ending at the beginning of the second trading day following the date on which the Company’s quarterly or annual financial results, as applicable, have been publicly released. If the Board approves the issuance of any awards during the blackout period, these awards will not be granted until the blackout period is over. Further, we do not grant awards in anticipation of the release of material nonpublic information or time the release of material nonpublic information for the purpose of affecting the value of such grants.

Clawback Policy
In accordance with SEC rules and NASDAQ listing standards and in line with market practice, we adopted a clawback policy (Clawback Policy) which mandates the recovery of certain erroneously paid incentive-based compensation received by our executive officers on or after October 2, 2023, if we have a qualifying financial restatement during the three completed fiscal years immediately preceding the fiscal year in which a financial restatement determination is made, subject to limited exceptions in accordance with SEC rules. Recovery is required regardless of whether the executive officer was involved in the preparation of the relevant financial statements. During Fiscal 2025, the Company did not have any qualifying financial restatement that required recovery of erroneously awarded compensation pursuant to the Clawback Policy.
Share Ownership Guidelines
We currently have equity ownership guidelines (Share Ownership Guidelines), the objective of which is to encourage our senior management, including our NEOs, and our directors to buy and hold Common Shares in the Company based upon an investment target.
Our required equity ownership levels are as follows:

CEO	6x base salary
Other senior management	2x base salary
Non-management director	5x annual retainer

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

The result is that only Common Shares – not unvested equity-based compensation – and, for non-management directors, deferred share units (DSUs), are eligible forms of equity for purposes of Share Ownership Guideline fulfillment. Also, Common Shares are valued at the greater of their book value (i.e., purchase price) or the current market value. On an annual basis, the Talent and Compensation Committee reviews the recommended ownership levels under the Share Ownership Guidelines and the compliance by our executive officers and directors with the Share Ownership Guidelines.
The Board originally implemented the Share Ownership Guidelines in October 2009 and recommends that equity ownership levels be achieved within five years of becoming a member of the executive leadership team, including NEOs. As a result of the changes to the ownership guidelines for such individuals will have until 2030 to achieve the new share ownership requirements. The Board recommends that senior management retain their ownership levels for as long as they remain members of the executive leadership team. We believe that the Share Ownership Guidelines help align the financial interests of our senior management team and directors with the financial interests of our shareholders.
Named Executive Officers
NEOs may achieve the Share Ownership Guidelines through the exercise of stock option awards for Common Shares, Common Shares received as a result of vested RSUs or PSUs, purchases under the ESPP, through open market purchases made in compliance with applicable securities laws or through any equity plan(s) we may adopt from time to time providing for the acquisition of Common Shares. Until the Share Ownership Guidelines are met, it is recommended that an NEO retain a portion of any stock option exercise or LTIP award in Common Shares to contribute to the achievement of the Share Ownership Guidelines. Common Shares issuable pursuant to the unexercised options are not counted towards meeting the equity ownership target.
All NEOs are in compliance with the Share Ownership Guidelines applicable to them for Fiscal 2025.
Directors
Regarding non-management directors, both Common Shares and deferred stock units (DSUs) are counted towards the achievement of the Share Ownership Guidelines. The Company currently has a Directors’ Deferred Share Unit Plan (DSU Plan), whereby any non-management director of the Company may elect to defer all or part of their retainer and/or fees in the form of common stock equivalents. As of the date of the Circular, all non-management directors, as applicable to them, are in compliance with the Share Ownership Guidelines. For further details, see the table below titled “Director Compensation for Fiscal 2025.”
Director Compensation for Fiscal 2025
The following table sets forth summary information concerning the annual compensation received by each of the non-management directors of the Company for the fiscal year ended June 30, 2025.

	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2)(3) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
P. Thomas Jenkins (4)	$520,000	$165,367					$685,367
Randy Fowlie (5)	$120,000	$401,491					$521,491
David Fraser (6)	$75,000	$334,378					$409,378
Gail Hamilton (7)	$3,750	$83,527					$87,277
Robert Hau (8)	$100,000	$285,178					$385,178
Goldy Hyder (9)	$86,250	$261,527					$347,777
Kristen Ludgate (10)	$—	$—					$—
Ann Powell (11)	$8,750	$17,766					$26,516
Fletcher Previn (12)	$—	$285,722					$285,722
Annette Rippert (13)	$—	$428,043					$428,043
Stephen J. Sadler (14)	$—	$480,921			$6,537	(18)	$487,458
Michael Slaunwhite (15)	$188	$133,578					$133,766
Katharine B. Stevenson (16)	$—	$510,568					$510,568
Deborah Weinstein (17)	$250,000	$283,263					$533,263
______________________
(1)Non-management directors may elect to receive DSUs or cash for their directors’ fees and/or annual equity grant. Cash paid for directors’ fees are paid in accordance with the scheduled fee arrangements set forth in the table below. If cash is elected for the annual equity grant, such cash is payable at the Company’s next annual general meeting. In Fiscal 2025, Messrs. Jenkins and Mses. Weinstein elected to receive cash for all of their annual equity grant.
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
(3)The amounts set forth in this column represent the amount recognized as the aggregate grant date fair value of equity-based compensation awards, inclusive of DSU dividend equivalents, as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards. For a discussion of the assumptions used in this valuation, see Note 13 “Equity and Share-based Compensation” to our Consolidated Financial Statements in this Annual Report on Form 10-K. In Fiscal 2025, Messrs. Jenkins, Fowlie, Fraser, Hau, Hyder, Previn, Sadler and Slaunwhite and Mses. Hamilton, Powell, Rippert, Stevenson and Weinstein received 5,768, 12,881, 10,494, 8,824, 7,999, 9,786, 15,313, 4,650, 2,915, 620, 13,292, 16,307, and 9,479 DSUs, respectively.
(4)As of June 30, 2025, Mr. Jenkins holds 161,189 DSUs. Mr. Jenkins serves as Chair of the Board.
(5)As of June 30, 2025, Mr. Fowlie holds 149,582 DSUs.
(6)As of June 30, 2025, Mr. Fraser holds 54,338 DSUs.
(7)Ms. Hamilton retired from the Board effective September 12, 2024, being the date of our annual general meeting. The amounts shown (i) reflect the pro rata amounts she received through her retirement date and (ii) include dividend equivalent amounts paid on DSUs held following retirement from the Board but prior to settlement of such DSUs.
(8)As of June 30, 2025, Mr. Hau holds 36,197 DSUs.
(9)As of June 30, 2025, Mr. Hyder holds 13,155 DSUs.
(10)Ms. Ludgate joined the Board on June 26, 2025. As of June 30, 2025, Ms. Ludgate holds no DSUs.
(11)Ms. Powell retired from the Board effective September 12, 2024, being the date of our annual general meeting. The amounts shown (i) reflect the pro rata amounts she received through her retirement date and (ii) include dividend equivalent amounts paid on DSUs held following retirement from the Board but prior to settlement of such DSUs.
(12)As of June 30, 2025, Mr. Previn holds 9,786 DSUs.

(13)As of June 30, 2025, Ms. Rippert holds 13,292 DSUs.
(14)As of June 30, 2025, Mr. Sadler holds 152,562 DSUs.
(15)Mr. Slaunwhite retired from the Board effective September 12, 2024, being the date of our annual general meeting. The amounts shown (i) reflect the pro rata amounts he received through his retirement date and (ii) include dividend equivalent amounts paid on DSUs held following retirement from the Board but prior to settlement of such DSUs.
(16)As of June 30, 2025, Ms. Stevenson holds 155,524 DSUs.
(17)As of June 30, 2025, Ms. Weinstein holds 158,345 DSUs.
(18)During Fiscal 2025, Mr. Sadler received $6,537 in consulting fees, paid or payable in cash, for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
The Board sets the level of compensation for directors, based on the recommendations of the Corporate Governance and Nominating Committee. From time to time, the Corporate Governance and Nominating Committee reviews the amount and form of compensation paid to directors, having regard to the workload and responsibilities involved in being an effective director, and benchmarked against director compensation for comparable companies. The Corporate Governance and Nominating Committee’s review may be conducted with the assistance of outside consultants. Directors who are salaried officers or employees receive no compensation for serving as directors. Mr. Barrenechea was the only employee director in Fiscal 2025. The material terms of our director compensation arrangements are as follows:

Description	Amount and Frequency of Payment
Annual Chair retainer fee payable to the Chair of the Board	$200,000 per year payable following our annual general meeting

Annual retainer fee payable to each non-management director	$75,000 per director payable following our annual general meeting

Annual Audit Committee retainer fee payable to each member of the Audit Committee	$25,000 per year payable at $6,250 at the beginning of each quarterly period.

Annual Audit Committee Chair retainer fee payable to the Chair of the Audit Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Talent and Compensation Committee retainer fee payable to each member of the Talent and Compensation Committee	$15,000 per year payable at $3,750 at the beginning of each quarterly period.

Annual Talent and Compensation Committee Chair retainer fee payable to the Chair of the Talent and Compensation Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Corporate Governance & Nominating Committee retainer fee payable to each member of the Corporate Governance & Nominating Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Corporate Governance & Nominating Committee Chair retainer fee payable to the Chair of the Corporate Governance & Nominating Committee	$8,000 per year payable at $2,000 at the beginning of each quarterly period.

Excess travel fee payable to each non-management director attending a meeting who travels more than six hours	$2,000 per meeting when applicable
In addition to the scheduled fee arrangements set forth in the table above, non-management directors also receive an annual equity grant representing the long-term component of their compensation. The amount of the annual equity grant is discretionary; however, historically, the amount of this grant has been determined and updated on a periodic basis with the assistance of the Talent and Compensation Committee and the compensation consultant and benchmarked against director compensation for comparable companies. For Fiscal 2025, the annual equity grant was $250,000 for each non-management director and $320,000 for the Chair of the Board.

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
Talent and Compensation Committee Interlocks and Insider Participation
The members of our Talent and Compensation Committee consist of Ms. Rippert and Messrs. Hyder and Fraser. None of the members of the Talent and Compensation Committee have been or are an officer or employee of the Company, or any of our subsidiaries, or had any relationship requiring disclosure herein. None of our executive officers served as a member of the compensation committee of another entity (or other committee of the Board of Directors performing equivalent functions, or in the absence of any such committee, the entire Board of Directors) one of whose executive officers served as a director of ours.
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
The Talent and Compensation Committee oversees risks which may be associated with our compensation policies, practices and programs, in particular with respect to our executive officers. The Talent and Compensation Committee assesses such risks with the review and assistance of the Company’s management and the Talent and Compensation Committee’s external compensation consultants.
The Corporate Governance and Nominating Committee monitors risk and potential risks with respect to the effectiveness of the Board, and considers aspects such as director succession, Board composition and the principal policies that guide the Company’s overall corporate governance.
The members of each of the Audit Committee, the Talent and Compensation Committee, and the Corporate Governance and Nominating Committee are all “independent” directors within the meaning ascribed to it in Multilateral Instrument 52-110-Audit Committees as well as the listing standards of the NASDAQ, and, in the case of the Audit Committee, the additional independence requirements set out by the SEC.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information as of June 30, 2025 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of approximately 5% or more of our outstanding Common Shares, (ii) each director of our Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.

The number and percentage of shares beneficially owned as exhibited in Item 12 is based on filings made in accordance with the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting or investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of June 30, 2025. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding (1)
Jarislowsky, Fraser Ltd. (2) 1010 Sherbrooke St. West, Montreal QC H3A 2R7	20,626,538	8.10%
P. Thomas Jenkins (3)	3,449,993	*
Mark J. Barrenechea (4)	2,890,316	*
Muhi Majzoub (5)	564,763	*
Stephen J. Sadler (6)	492,472	*
Randy Fowlie (7)	336,492	*
Paul Duggan (8)	274,779	*
Katharine B. Stevenson (9)	173,564	*
Deborah Weinstein (10)	158,345	*
Todd Cione (11)	141,551	*
David Fraser (12)	47,001	*
Robert Hau (13)	28,607	*
Annette Rippert (14)	5,702	*
Goldy Hyder (15)	5,565	*
Fletcher Previn (16)	2,577	*
Chadwick Westlake (17)	213	*
Kristen Ludgate (18)	—	*
All executive officers and directors as a group (19)	9,406,723	3.63%
______________________
*    Less than 2%
(1)The percentage of Common Shares outstanding is calculated using the total shares outstanding as of June 30, 2025.
(2)Information based on Schedule 13G/A filed on April 15, 2025 by Jarislowsky, Fraser Limited with the SEC.
(3)Includes 3,288,804 Common Shares owned and 161,189 deferred share units (DSUs) which are exercisable.
(4)Includes 1,219,092 Common Shares owned, 1,353,978 options which are exercisable and 317,246 options which will become exercisable within 60 days of June 30, 2025.
(5)Includes 114,491 Common Shares owned, 375,192 options which are exercisable and 75,080 options which will become exercisable within 60 days of June 30, 2025.
(6)Includes 347,500 Common Shares owned and 144,972 DSUs which are exercisable.
(7)Includes 194,500 Common Shares owned and 141,992 DSUs which are exercisable.
(8)Includes 14,862 Common Shares owned, 195,719 options which are exercisable and 64,198 options which will become exercisable within 60 days of June 30, 2025.
(9)Includes 25,630 Common Shares owned and 147,934 DSUs which are exercisable.
(10)Includes 158,345 DSUs which are exercisable.
(11)Includes 103,638 options which are exercisable and 37,913 options which will become exercisable within 60 days of June 30, 2025.
(12)Includes 253 Common Shares owned and 46,748 DSUs which are exercisable.
(13)Includes 28,607 DSUs which are exercisable.
(14)Includes 5,702 DSUs which are exercisable.
(15)Includes 5,565 DSUs which are exercisable.
(16)Includes 2,577 DSUs which are exercisable.
(17)Includes 213 Common Shares owned.
(18)Ms. Ludgate joined the Board in June 2025 and therefore has no vested shares as of June 30, 2025.
(19)Includes 5,252,130 Common Shares owned, 2,659,401 options which are exercisable, 651,561 options which will become exercisable within 60 days of June 30, 2025, and 843,631 DSUs which are exercisable.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth summary information relating to our various stock compensation plans as of June 30, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	12,306,554	$36.73	4,780,548
Equity compensation plans not approved by security holders:
Under deferred share unit awards	903,970
Under performance share unit awards	1,972,941
Under restricted share unit awards	3,911,898
Total	19,095,363		4,780,548
For more information regarding stock compensation plans, refer to Note 13 “Equity and Share-based Compensation” to our Consolidated Financial Statements within this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Transactions Policy and Director Independence
We have adopted a written policy that all transactional agreements between us and related parties be first approved by a majority of the independent directors. Once these agreements are approved, payments made pursuant to the agreements are approved by the members of our Audit Committee. A related party includes any officer, director, affiliates or beneficial owner of more than 5% of any class of voting equity securities.
Our procedure regarding the approval of any related party transaction is that the material facts of such transaction shall be reviewed by the independent members of our Audit Committee and the transaction approved by a majority of the independent members of our Audit Committee. The Audit Committee reviews all transactions wherein we are, or will be a participant and any related party has or will have a direct or indirect interest. In determining whether to approve a related party transaction, the Audit Committee generally takes into account, among other facts it deems appropriate: whether the transaction is on terms no less favourable than terms generally available to an unaffiliated third-party under the same or similar circumstances; the extent and nature of the related person’s interest in the transaction; the benefits to the company of the proposed transaction; if applicable, the effects on a director’s independence; and if applicable, the availability of other sources of comparable services or products. Other than as discussed below and the compensation arrangements disclosed under Part II, Item 11, “Executive Compensation — Compensation Discussion and Analysis” in this Annual Report on Form 10-K, there have not been any transactions to which we are a party, nor are there any proposed transactions to which we would be a party, with related parties for which we are required to disclose pursuant to the rules of the SEC and the Canadian Securities Administrators.
The Board has determined that all directors, except Messrs. Barrenechea and Sadler, meet the independence requirements under the NASDAQ Listing Rules and qualify as “independent directors” under those Listing Rules. Mr. Barrenechea is not considered independent by virtue of being our Vice Chair, Chief Executive Officer and Chief Technology Officer. See “Transactions with Related Persons” below with respect to payments made to Mr. Sadler. Each of the members of our Talent and Compensation Committee, Audit Committee and Corporate Governance and Nominating Committee is an independent director.
Transactions With Related Persons
One of our directors, Mr. Sadler, received consulting fees for assistance with acquisition-related business activities pursuant to a consulting agreement with the Company. Mr. Sadler’s consulting agreement, which was adopted by way of Board resolution effective July 1, 2011, is for an indefinite period. The material terms of the agreement are as follows: Mr. Sadler is paid at the rate of Canadian dollars (CAD) $450 per hour for services relating to his consulting agreement. In addition, he is eligible to receive a bonus fee equivalent to 1.0% of the acquired company’s revenues, up to CAD $10.0 million in revenue, plus an additional amount of 0.5% of the acquired company’s revenues above CAD $10.0 million. The total bonus fee payable, for any given fiscal year, is subject to an annual limit of CAD $450,000 per single acquisition and an aggregate annual limit of

CAD $980,000. The acquired company’s revenues, for this purpose, is equal to the acquired company’s revenues for the 12 months prior to the date of acquisition. During Fiscal 2025, Mr. Sadler received CAD $9 thousand in consulting fees from OpenText (equivalent to $7 thousand USD), for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees. Additionally, Mr. Sadler has direct or indirect control over a material interest in Enghouse Systems Limited, a publicly traded software company, and its subsidiaries. OpenText entered into product supply and license agreements to purchase certain software licenses from Enghouse Systems Limited and its subsidiaries, under which the company makes payments in the normal course of business. During Fiscal 2025, OpenText paid $1.6 million under such agreements.
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
No services in 2025 and 2024 were provided by KPMG for which the foregoing pre-approval procedures were waived pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.
Principal Accountant Services and Fees
The aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for Fiscal 2025 and Fiscal 2024 were:

	Year ended June 30,
(In thousands)	2025	2024
Audit fees (1)	$13,703	$14,874
Audit-related fees (2)(3)	123	2,362
Tax fees (4)	—	—
All other fees (5)	—	—
Total	$13,826	$17,236
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
(4)Tax fees are for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.
(5)All other fees consist of fees for services other than the services reported in audit fees, audit-related fees, and tax fees.

Part IV

Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements and Schedules
(b)The following documents are filed as a part of this report:
1)Consolidated financial statements and Reports of Independent Registered Public Accounting Firm and the related notes thereto are included in Part II, Item 8.
2)Valuation and Qualifying Accounts; see Note 4 “Allowance for Credit Losses” and Note 15 “Income Taxes” in the Notes to Consolidated Financial Statements included in Part II, Item 8.
3)Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated by reference to exhibits previously filed with the SEC. Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated. Management contracts relating to compensatory plans or arrangements are designated by a star (*).

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
4.4
Supplemental Indenture to Indenture governing the Company’s 3.875% Senior Notes due 2028, dated as of July 1, 2024, among Open Text Inc., Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 10-K, filed August 1, 2024	Exhibit 4.4
4.5	Indenture, dated as of February 18, 2020, between Open Text Holdings, Inc. and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.	Company’s Form 8-K filed February 18, 2020	Exhibit 4.3
4.6
Supplemental Indenture to Indenture governing OTHI’s 4.125% Senior Notes due 2030, dated as of July 1, 2024, among Open Text Inc., Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 10-K, filed August 1, 2024	Exhibit 4.6
4.7
Indenture governing the Company’s 3.875% Senior Notes due 2029, dated as of November 24, 2021, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 8-K filed November 24, 2021	Exhibit 4.1
4.8
Supplemental Indenture to Indenture governing the Company’s 3.875% Senior Notes due 2029, dated as of July 1, 2024, among Open Text Inc., Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 10-K, filed August 1, 2024	Exhibit 4.8
4.9
Indenture governing OTHI’s 4.125% Senior Notes due 2031, dated as of November 24, 2021, among OTHI, the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 8-K filed November 24, 2021	Exhibit 4.3
4.10
Supplemental Indenture to Indenture governing OTHI’s 4.125% Senior Notes due 2031, dated as of July 1, 2024, among Open Text Inc., Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 10-K, filed August 1, 2024	Exhibit 4.10
4.11	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 15, 2022.	Company’s Form 8-K, filed September 15, 2022	Exhibit 4.1
4.12	Form of Common Share Certificate.	Company’s Form 10-Q, filed November 3, 2022	Exhibit 4.1
4.13
Indenture governing the Company’s 6.90% senior secured notes due 2027, dated as of December 1, 2022, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee and Notes collateral agent, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 8-K, filed December 1, 2022	Exhibit 4.1
4.14
Supplemental Indenture to Indenture governing the Company’s 6.90% senior secured notes due 2027, dated as of July 1, 2024, among Open Text Inc., Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 10-K, filed August 1, 2024	Exhibit 4.14
10.1*	1998 Stock Option Plan.	Company’s Form 10-K filed August 20, 1999
10.2*	Form of Indemnity Agreement between the Company and certain of its officers dated September 7, 2006.	Company’s Form 10-K filed September 12, 2006	Exhibit 10.26
10.3*	Consulting Agreement between Steven Sadler and SJS Advisors Inc. and the Company, dated May 3, 2005.	Company’s Form 10-K filed August 26, 2008	Exhibit 10.28
10.4*	OpenText Corporation Directors’ Deferred Share Unit Plan, as amended and restated October 30, 2018.	Company’s Form 10-Q filed January 31, 2019	Exhibit 10.1
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
10.21
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
10.22*
Amendment No. 4 to the Employment Agreement between Mark J. Barrenechea and the Company dated August 14, 2020 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012, as amended).
		Company’s Form 8-K filed August 14, 2020	Exhibit 10.1
10.23*	Open Text Corporation 2004 Stock Option Plan, as amended and restated on September 14, 2020.	Company’s Registration Statement on Form S-8 filed September 30, 2020	Exhibit 4.1
10.24	Open Text Corporation 2004 Employee Stock Purchase Plan, as amended and restated on September 14, 2020.	Company’s Registration Statement on Form S-8 filed September 30, 2020	Exhibit 4.2
10.25	Co-operation Agreement, dated August 25, 2022, by and between the Company, Bidco and Micro Focus International plc.	Company’s Form 8-K/A, filed August 29, 2022	Exhibit 10.1
10.26
Term Loan Credit Agreement, dated August 25, 2022, by and between the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent, and certain financial institution parties thereto.
		Company’s Form 8-K/A, filed August 29, 2022	Exhibit 10.2
10.27
First Amendment to Credit Agreement, dated December 1, 2022, by and among the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain financial institution parties thereto.
		Company’s Form 8-K, filed December 1, 2022	Exhibit 10.1
10.28
Amendment No. 1 to Amended and Restated Credit Agreement dated June 6, 2023, by and among Open Text Corporation, as borrower, the guarantors party thereto, each of the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent.
		Company’s Form 10-K, filed August 3, 2023	Exhibit 10.31

10.29
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
10.30
Second Amendment to Credit Agreement, dated August 14, 2023, by and among the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain financial institution parties thereto.
		Company’s Form 8-K, filed August 14, 2023	Exhibit 10.1
10.31	Purchase Agreement, dated November 28, 2023, by and among the Company as seller, Rocket Software, Inc., as buyer, and Rocket Software UK Limited.	Company’s Form 8-K/A, filed December 1, 2023	Exhibit 10.1
10.32
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
10.33
Third Amendment to Credit Agreement, dated May 15, 2024, by and among the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain financial institution parties thereto.
		Company’s Form 8-K, filed May 15, 2024	Exhibit 10.1
10.34*	Employment Agreement, dated January 12, 2024 between Todd Cione and the Company.	Company’s Form 10-K, filed August 1, 2024	Exhibit 10.36
10.35*	Employment Agreement, dated March 5, 2025, between Chadwick Westlake and the Company.	Company’s Form 8-K, filed February 26, 2025	Exhibit 10.1
19.1	Open Text Corporation Insider Trading Policy.	Company’s Form 10-K, filed August 1, 2024	Exhibit 19.1
21.1+	List of the Company’s Subsidiaries.
23.1+	Consent of Independent Registered Public Accounting Firm.
31.1+	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Open Text Corporation Clawback Policy.	Company’s Form 10-K, filed August 1, 2024	Exhibit 97
101.INS+	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL taxonomy extension schema.
101.CAL+	Inline XBRL taxonomy extension calculation linkbase.
101.DEF+	Inline XBRL taxonomy extension definition linkbase.
101.LAB+	Inline XBRL taxonomy extension label linkbase.
101.PRE+	Inline XBRL taxonomy extension presentation.
104+	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Open Text Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Open Text Corporation (the Company) as of June 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended June 30, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 6, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the determination of standalone selling prices of revenue performance obligations for customer contracts with a software license
As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company generally sells or licenses its software in combination with customer support. The accounting for customer contracts with a software license requires an allocation of the transaction price to each distinct performance obligation based on the determination of the standalone selling price (SSP). SSP for a performance obligation in a customer contract is an estimate of the price that would be charged for the specific product or service if it was sold separately in similar circumstances and to similar customers. This estimate determines the allocation of the transaction price and affects the amount and timing of revenue recognized for each performance obligation in a customer contract.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue process, including controls over the approach and the significant assumptions used to determine SSP for identified performance obligations in customer contracts which include a software license. We evaluated the approach used to determine SSP based on current pricing patterns in relevant customer contracts, historical analysis of renewal contract pricing completed by the Company and pricing practices observed in the industry. We inspected a selection of contracts from the SSP population and compared attributes such as price to historical information.
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
We identified the assessment of uncertain tax positions and the ultimate resolution of uncertain tax positions as an area of auditor judgment in evaluating the Company’s interpretation of, and compliance with, tax law globally across multiple jurisdictions.
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
August 6, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Open Text Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Open Text Corporation’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Open Text Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2025, and the related notes, and our report dated August 6, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
August 6, 2025

OPEN TEXT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	June 30, 2025	June 30, 2024
ASSETS
Cash and cash equivalents	$1,156,496	$1,280,662
Accounts receivable trade, net of allowance for credit losses of $14,258 as of June 30, 2025 and $12,108 as of June 30, 2024 (Note 4)	659,675	626,189
Contract assets (Note 3)	77,920	66,450
Income taxes recoverable (Note 15)	108,792	61,113
Prepaid expenses and other current assets (Note 9)	198,575	242,911
Total current assets	2,201,458	2,277,325
Property and equipment (Note 5)	375,252	367,740
Operating lease right of use assets (Note 6)	197,977	219,774
Long-term contract assets (Note 3)	49,293	38,684
Goodwill (Note 7)	7,517,463	7,488,367
Acquired intangible assets (Note 8)	1,976,591	2,486,264
Deferred tax assets (Note 15)	1,080,575	932,657
Other assets (Note 9)	307,693	298,281
Long-term income taxes recoverable (Note 15)	67,762	96,615
Total assets	$13,774,064	$14,205,707
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$1,026,583	$931,116
Current portion of long-term debt (Note 11)	35,850	35,850
Operating lease liabilities (Note 6)	75,914	76,446
Deferred revenues (Note 3)	1,515,382	1,521,416
Income taxes payable (Note 15)	93,325	235,666
Total current liabilities	2,747,054	2,800,494
Long-term liabilities:
Accrued liabilities (Note 10)	42,312	46,483
Pension liability, net (Note 12)	132,215	127,255
Long-term debt (Note 11)	6,342,071	6,356,943
Long-term operating lease liabilities (Note 6)	189,949	218,174
Long-term deferred revenues (Note 3)	168,757	162,401
Long-term income taxes payable (Note 15)	79,604	145,644
Deferred tax liabilities (Note 15)	141,514	148,632
Total long-term liabilities	7,096,422	7,205,532
Shareholders’ equity:
Share capital and additional paid-in capital (Note 13)
254,784,391 and 267,800,517 Common Shares issued and outstanding at June 30, 2025 and June 30, 2024, respectively; authorized Common Shares: unlimited	2,193,985	2,271,886
Accumulated other comprehensive income (loss) (Note 21)	(67,067)	(69,619)
Retained earnings	1,940,113	2,119,159
Treasury stock, at cost (4,648,036 and 3,135,980 shares at June 30, 2025 and June 30, 2024, respectively)	(138,164)	(123,268)
Total OpenText shareholders’ equity	3,928,867	4,198,158
Non-controlling interests	1,721	1,523
Total shareholders’ equity	3,930,588	4,199,681
Total liabilities and shareholders’ equity	$13,774,064	$14,205,707
Guarantees and contingencies (Note 14)
Related party transactions (Note 25)
Subsequent events (Note 26)
See accompanying Notes to Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars and shares, except per share data)

	Year Ended June 30,
	2025	2024	2023
Revenues (Note 3):
Cloud services and subscriptions	$1,856,474	$1,820,524	$1,700,433
Customer support	2,334,037	2,713,297	1,915,020
License	625,614	834,162	539,026
Professional service and other	352,280	401,594	330,501
Total revenues	5,168,405	5,769,577	4,484,980
Cost of revenues:
Cloud services and subscriptions	697,929	713,759	590,165
Customer support	250,310	292,733	209,705
License	31,939	25,608	16,645
Professional service and other	265,160	302,527	276,888
Amortization of acquired technology-based intangible assets (Note 8)	188,780	243,922	223,184
Total cost of revenues	1,434,118	1,578,549	1,316,587
Gross profit	3,734,287	4,191,028	3,168,393
Operating expenses:
Research and development	755,936	864,463	659,214
Sales and marketing	1,059,497	1,163,134	969,971
General and administrative	427,811	577,038	419,590
Depreciation	130,573	131,599	107,761
Amortization of acquired customer-based intangible assets (Note 8)	321,891	432,404	326,406
Special charges (recoveries) (Note 18)	145,890	135,305	169,159
Total operating expenses	2,841,598	3,303,943	2,652,101
Income from operations	892,689	887,085	516,292
Other income (expense), net (Note 23)	(82,787)	358,391	34,469
Interest and other related expense, net	(327,831)	(516,180)	(329,428)
Income before income taxes	482,071	729,296	221,333
Provision for income taxes (Note 15)	46,005	264,012	70,767
Net income	$436,066	$465,284	$150,566
Net (income) attributable to non-controlling interests	(198)	(194)	(187)
Net income attributable to OpenText	$435,868	$465,090	$150,379
Earnings per share—basic attributable to OpenText (Note 24)	$1.66	$1.71	$0.56
Earnings per share—diluted attributable to OpenText (Note 24)	$1.65	$1.71	$0.56
Weighted average number of Common Shares outstanding—basic	263,274	271,548	270,299
Weighted average number of Common Shares outstanding—diluted	263,650	272,588	270,451
See accompanying Notes to Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

	Year Ended June 30,
	2025	2024	2023
Net income	$436,066	$465,284	$150,566
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(3,548)	(15,646)	(40,798)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss)—net of tax (1)	(403)	(2,697)	(941)
(Gain) loss reclassified into net income—net of tax (2)	2,531	965	2,721
Unrealized gain (loss) on available-for-sale financial assets:
Unrealized gain (loss)—net of tax (3)	1,131	228	(602)
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss)—net of tax (4)	1,876	640	(6,605)
Amortization of actuarial (gain) loss into net income—net of tax (5)	965	450	325
Total other comprehensive income (loss), net	2,552	(16,060)	(45,900)
Total comprehensive income	438,618	449,224	104,666
Comprehensive income attributable to non-controlling interests	(198)	(194)	(187)
Total comprehensive income attributable to OpenText	$438,420	$449,030	$104,479
______________________
(1)Net of tax expense (recovery) of $(145), $(972) and $(339) for the year ended June 30, 2025, 2024 and 2023, respectively.
(2)Net of tax expense (recovery) of $912, $347 and $981 for the year ended June 30, 2025, 2024 and 2023, respectively.
(3)Net of tax expense (recovery) of $345, $112 and $(159) for the year ended June 30, 2025, 2024, and 2023, respectively.
(4)Net of tax expense (recovery) of $1,686, $765 and $(1,961) for the year ended June 30, 2025, 2024 and 2023, respectively.
(5)Net of tax expense (recovery) of $341, $193 and $143 for the year ended June 30, 2025, 2024 and 2023, respectively.
See accompanying Notes to Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)

	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	269,523	$2,038,674	(3,706)	$(159,966)	$2,160,069	$(7,659)	$1,142	$4,032,260
Issuance of Common Shares
Under employee stock option plans	245	7,830	—	—	—	—	—	7,830
Under employee stock purchase plans	1,135	31,679	—	—	—	—	—	31,679
Share-based compensation	—	130,119	—	—	—	—	—	130,119
Purchase of treasury stock	—	—	(521)	(21,919)	—	—	—	(21,919)
Issuance of treasury stock	—	(31,355)	691	30,288	—	—	—	(1,067)
Repurchase of Common Shares	—	—	—	—	—	—	—	—
Dividends declared ($0.972 per Common Share)	—	—	—	—	(261,464)	—	—	(261,464)
Other comprehensive income (loss) - net	—	—	—	—	—	(45,900)	—	(45,900)
Net income	—	—	—	—	150,379	—	187	150,566
Balance as of June 30, 2023	270,903	$2,176,947	(3,536)	$(151,597)	$2,048,984	$(53,559)	$1,329	$4,022,104
Issuance of Common Shares
Under employee stock option plans	945	31,358	—	—	—	—	—	31,358
Under employee stock purchase plans	1,027	34,120	—	—	—	—	—	34,120
Share-based compensation	—	139,779	—	—	—	—	—	139,779
Purchase of treasury stock	—	—	(1,400)	(53,085)	—	—	—	(53,085)
Issuance of treasury stock	—	(76,178)	1,800	81,414	(5,236)	—	—	—
Repurchase of Common Shares	(5,074)	(34,140)	—	—	(118,193)	—	—	(152,333)
Dividends declared ($1.00 per Common Share)	—	—	—	—	(271,486)	—	—	(271,486)
Other comprehensive income (loss) - net	—	—	—	—	—	(16,060)	—	(16,060)
Net income	—	—	—	—	465,090	—	194	465,284
Balance as of June 30, 2024	267,801	$2,271,886	(3,136)	$(123,268)	$2,119,159	$(69,619)	$1,523	$4,199,681
Issuance of Common Shares
Under employee stock option plans	139	3,729	—	—	—	—	—	3,729
Under employee stock purchase plans	1,369	33,915	—	—	—	—	—	33,915
Share-based compensation	—	104,721	—	—	—	—	—	104,721
Purchase of treasury stock	—	—	(4,619)	(133,077)	—	—	—	(133,077)
Issuance of treasury stock	—	(115,556)	3,107	118,181	(1,127)	—	—	1,498
Repurchase of Common Shares	(14,525)	(104,710)	—	—	(337,880)	—	—	(442,590)
Dividends declared ($1.0500 per Common Share)	—	—	—	—	(275,907)	—	—	(275,907)
Other comprehensive income (loss) - net	—	—	—	—	—	2,552	—	2,552
Net income	—	—	—	—	435,868	—	198	436,066
Balance as of June 30, 2025	254,784	$2,193,985	(4,648)	$(138,164)	$1,940,113	$(67,067)	$1,721	$3,930,588
See accompanying Notes to Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended June 30,
	2025	2024	2023
Cash flows from operating activities:
Net income	$436,066	$465,284	$150,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	641,244	807,925	657,351
Share-based compensation expense	104,840	140,079	130,302
Pension expense	14,593	13,881	9,207
Amortization of debt discount and issuance costs	21,977	25,257	16,753
Write-off of right of use assets	8,805	20,056	9,626
Loss on extinguishment of debt	—	56,393	8,152
Gain (adjustments to gain) on AMC Divestiture	4,175	(429,102)	—
Loss on sale and write down of property and equipment, net	3,178	3,710	2,331
Deferred taxes	(138,616)	(142,271)	(149,560)
Share in net (income) loss of equity investees	(230)	18,194	23,077
Changes in derivative instruments	44,286	(3,116)	128,841
Changes in operating assets and liabilities:
Accounts receivable	80,097	108,562	168,604
Contract assets	(135,911)	(95,403)	(73,539)
Prepaid expenses and other current assets	42,486	(28,395)	(23,035)
Income taxes	(246,681)	112,097	14,948
Accounts payable and accrued liabilities	(23,012)	(65,887)	(127,092)
Deferred revenue	3,565	(42,974)	(128,395)
Other assets	(15,264)	24,849	(11,297)
Operating lease assets and liabilities, net	(14,980)	(21,448)	(27,635)
Net cash provided by operating activities	830,618	967,691	779,205
Cash flows from investing activities:
Additions of property and equipment	(143,222)	(159,295)	(123,832)
Purchase of Micro Focus, net of cash acquired	—	(9,272)	(5,657,963)
Proceeds (adjustments to proceeds) from AMC Divestiture	(11,686)	2,229,187	—
Settlement of derivative instruments	(10,380)	—	—
Realized gain on financial instruments	—	—	131,248
Proceeds from interest on derivative instruments	5,166	4,456	—
Other investing activities	6,614	(9,759)	(873)
Net cash provided by (used in) investing activities	(153,508)	2,055,317	(5,651,420)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	35,372	66,914	39,331
Proceeds from long-term debt and Revolver	—	—	4,927,450
Repayment of long-term debt and Revolver	(35,851)	(2,568,352)	(202,926)
Debt issuance costs	(1,066)	(3,833)	(77,899)
Net change in transition services agreement obligation	(15,278)	15,278	—
Repurchase of Common Shares	(413,256)	(150,017)	—
Purchase of treasury stock	(130,649)	(53,085)	(21,919)
Payments of dividends to shareholders	(271,523)	(267,362)	(259,549)
Other financing activities	(2,428)	(1,447)	(1,435)
Net cash provided by (used in) financing activities	(834,679)	(2,961,904)	4,403,053
Foreign exchange gain (loss) on cash held in foreign currencies	32,882	(12,263)	7,203
Increase (decrease) in cash, cash equivalents and restricted cash during the year	(124,687)	48,841	(461,959)
Cash, cash equivalents and restricted cash at beginning of the year	1,282,793	1,233,952	1,695,911
Cash, cash equivalents and restricted cash at end of the year	$1,158,106	$1,282,793	$1,233,952

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

Reconciliation of cash, cash equivalents and restricted cash:	June 30, 2025	June 30, 2024	June 30, 2023
Cash and cash equivalents	$1,156,496	$1,280,662	$1,231,625
Restricted cash (1)	1,610	2,131	2,327
Total cash, cash equivalents and restricted cash	$1,158,106	$1,282,793	$1,233,952
______________________
(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Consolidated Balance Sheets (Note 9).
Supplemental cash flow disclosures (Note 6 and Note 22)
See accompanying Notes to Consolidated Financial Statements.

OPEN TEXT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended June 30, 2025
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company.” We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), which as of June 30, 2025, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
The Company's fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “Fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “Fiscal 2025” refer to the fiscal year ended June 30, 2025.
These Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the consolidated financial results of Micro Focus International Limited, formerly Micro Focus International plc, and its subsidiaries (Micro Focus), with effect from February 1, 2023 and impacts from the sale of the Application Modernization and Connectivity (AMC) business on May 1, 2024 (see below and Note 19 “Acquisitions and Divestitures” for more details).
Beginning in the first quarter of Fiscal 2025, for the years ended June 30, 2024 and 2023, the Company reclassified expenses of $29.5 million and $21.4 million, respectively, from Research and development to Sales and marketing in the Consolidated Statements of Income to provide a better representation of the function of the expenses.
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
Divestiture of AMC Business
On May 1, 2024, the Company completed the sale of its Application Modernization and Connectivity (AMC) business to Rocket Software, Inc. (Rocket Software), for $2.275 billion in cash before taxes, fees and other adjustments (the AMC Divestiture). See Note 19 “Acquisitions and Divestitures” for more details. The Company determined that the AMC business did not constitute a component, as its operations and cash flows could not be clearly distinguished from the rest of the Company’s operations and cash flows due to significant shared costs. Therefore, the transaction did not meet the discontinued operations criteria, and the results of operations from the AMC business were presented within Income from operations in our Consolidated Statements of Income up to the date of divestiture.

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
Customer creditworthiness is evaluated prior to order fulfillment and based on evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers’ payment history and current credit worthiness. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2025 and 2024, respectively.
From time to time, we may sell certain accounts receivable to a financial institution on a non-recourse basis for cash, less a discount. Proceeds from the sale of receivables approximate their discounted book value and are included in operating cash flows on the Consolidated Statements of Cash Flows.
Property and equipment
Property and equipment are stated at the lower of cost or net realizable value and shown net of depreciation which is computed on a straight-line basis over the estimated useful lives of the related assets. Gains and losses on asset disposals are taken into income in the year of disposition. Fully depreciated property and equipment are retired from the Consolidated Balance Sheets when they are no longer in use. See the “Impairment of long-lived assets” section below for policy on property and equipment impairments. The following represents the estimated useful lives of property and equipment as of June 30, 2025:

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
As of June 30, 2025 and 2024, our capitalized software development costs were $283.4 million and $250.9 million, respectively. Our additions relating to capitalized software development costs incurred during Fiscal 2025 and Fiscal 2024 were $32.3 million and $26.1 million, respectively.
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
Uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We review these items during the measurement period as we continue to actively seek and collect information relating to facts and circumstances that existed at the acquisition date. Changes to these uncertain tax positions and tax related valuation allowances made subsequent to the measurement period, or if they relate to facts and circumstances that did not exist at the acquisition date, are recorded in the Provision for income taxes line of our Consolidated Statements of Income.
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
Our annual impairment analysis of goodwill was performed as of April 1, 2025. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2025 (no impairments were recorded for Fiscal 2024 and Fiscal 2023, respectively).
Acquired intangibles
Acquired intangibles consist of acquired technology and customer relationships associated with various acquisitions. Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of software products acquired in acquisitions. We amortize acquired technology on a straight-line basis over its estimated useful life.
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
We have not recorded any significant impairment charges for long-lived assets during Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.
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
Cloud services and subscriptions revenue
Cloud services and subscriptions revenue are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced B2B integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third-party, and the customer accesses and uses the software on an as-needed basis. Our cloud arrangements can be broadly categorized as PaaS, SaaS, cloud subscriptions and managed services.

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
As part of cloud services and subscriptions revenues, in connection with cloud subscription and managed service contracts, we often agree to perform a variety of services before the customer goes live, such as, converting and migrating customer data, building interfaces and providing training. These services are considered an outsourced suite of professional services which can involve certain project-based activities. These services can be provided at the initiation of a contract, during the implementation or on an ongoing basis as part of the customer life cycle. These services can be charged separately on a fixed fee or time and materials basis, or the costs associated may be recovered as part of the ongoing cloud subscription or managed services fee. These outsourced professional services are considered to be distinct from the ongoing hosting services and represent a separate performance obligation within our cloud subscription or managed services arrangements. The obligation to provide outsourced professional services is satisfied over time, with the customer simultaneously receiving and consuming the benefits as we satisfy our performance obligations. For outsourced professional services, we recognize revenue by measuring progress toward the satisfaction of our performance obligation. Progress for services that are contracted for a fixed price is generally measured based on hours incurred as a portion of total estimated hours. As a practical expedient, when we invoice a customer at an amount that corresponds directly with the value to the customer of our performance to date, we recognize revenue at that amount.
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
Certain of our subscription services and product support arrangements generally contain performance response time guarantees. For subscription services arrangements, we estimate variable consideration using a portfolio approach because performance penalties are tied to standard response time requirements. For product support arrangements, we estimate variable consideration on a contract basis because such arrangements are customer specific. For both subscription services and product support arrangements, we use an expected value approach to estimate variable consideration based on historical business practices and current and future performance expectations to determine the likelihood of incurring penalties.
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
We pay commissions on the sale of new customer contracts as well as for renewals of existing contracts to the extent the renewals generate incremental revenue. Commissions paid on renewal contracts are limited to the incremental new revenue and therefore these payments are not commensurate with the commission paid on the original sale. We allocate commission costs to the performance obligations in an arrangement consistent with the allocation of the transaction price. Commissions allocated to the license performance obligation are expensed at the time the license revenue is recognized. Commissions allocated to professional service performance obligations are expensed as incurred, as these contracts are generally for one year or less and we apply a practical expedient to expense costs as incurred if the amortization period would have been one year or less. Commissions allocated to maintenance, managed services, on-going hosting arrangements or other recurring services, are capitalized and amortized consistent with the pattern of transfer to the customer of the services over the period expected to benefit from the commission payment. As commissions paid on renewals are not commensurate with the original sale, the period of benefit considers anticipated renewals. The benefit period is estimated to be approximately six years, which is based on our customer contracts and the estimated life of our technology.
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
Advertising Expenses
Advertising costs, which include digital advertising, marketing programs and other promotional costs, are expensed as incurred. Advertising expenses incurred in Fiscal 2025, Fiscal 2024 and Fiscal 2023 were $64.8 million, $66.9 million and $73.8 million, respectively.
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
Foreign currency
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the previous month of the transaction. The effect of foreign currency translation adjustments are recorded as a component of Accumulated other comprehensive income (loss). Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item Other income (expense), net for Fiscal 2025, Fiscal 2024 and Fiscal 2023 were $(24.9) million, $1.2 million, and $56.6 million, respectively.
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

Share-based compensation
We measure share-based compensation costs, in accordance with ASC Topic 718, “Compensation - Stock Compensation” (Topic 718) on the grant date, based on the calculated fair value of the award. We have elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which in our circumstances is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro-rata value of the award that has vested. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered. This estimate is adjusted in the period once actual forfeitures are known (see Note 13 “Equity and Share-based Compensation” for more details).
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
The over-funded or under-funded status of defined benefit pension and other post-retirement plans are recognized as an asset or a liability (with the offset to Accumulated other comprehensive income (loss), net of tax, within Shareholders’ equity), respectively, on the Consolidated Balance Sheets. Actuarial gains or losses in excess of the greater of (i) 10% of the projected benefit obligation, or (ii) 10% of the plan assets, are recognized as a component of Other Comprehensive Income (Loss), net and subsequently amortized as a component of net periodic benefit costs over the weighted average of future working life of the plan’s active employees. See Note 12 “Pension Plans and Other Post-Retirement Benefits” for more details.
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
Accounting Pronouncements Adopted in Fiscal 2025
During Fiscal 2025, we adopted the following Accounting Standards Updates (ASU):
Segment Reporting
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which provides guidance to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. We adopted this ASU for our annual period beginning July 1, 2024 on a retrospective basis. The adoption of this ASU expanded our disclosures, but did not have an impact on the Company’s Consolidated Financial Statements. See Note 20 “Segment Information” for additional information.
Accounting Pronouncements Not Yet Adopted in Fiscal 2025
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
NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Year Ended June 30,
	2025	2024	2023
Total Revenues by Geography:
Americas (1)	$2,938,709	$3,341,881	$2,785,003
EMEA (2)	1,751,543	1,878,470	1,310,016
Asia Pacific (3)	478,153	549,226	389,961
Total revenues	$5,168,405	$5,769,577	$4,484,980

Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$1,856,474	$1,820,524	$1,700,433
Customer support revenue	2,334,037	2,713,297	1,915,020
Total recurring revenues	$4,190,511	$4,533,821	$3,615,453
License revenue (perpetual, term and subscriptions)	625,614	834,162	539,026
Professional service and other revenue	352,280	401,594	330,501
Total revenues	$5,168,405	$5,769,577	$4,484,980

Total Revenues by Timing of Revenue Recognition:
Point in time	$625,614	$834,162	$539,026
Over time (including professional service and other revenue)	4,542,791	4,935,415	3,945,954
Total revenues	$5,168,405	$5,769,577	$4,484,980
______________________
(1)Americas consists of countries in North, Central and South America.
(2)EMEA consists of countries in Europe, the Middle East and Africa.
(3)Asia Pacific primarily consists of Australia, Japan, Singapore, India and China.
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

The balance for our contract assets and contract liabilities (i.e., deferred revenues) for the periods indicated below were as follows:

	As of June 30, 2025	As of June 30, 2024
Short-term contract assets	$77,920	$66,450
Long-term contract assets	49,293	38,684
Short-term deferred revenues	1,515,382	1,521,416
Long-term deferred revenues	168,757	162,401
The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and customer payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the year ended June 30, 2025, we reclassified $114.1 million (year ended June 30, 2024—$116.3 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the year ended June 30, 2025, 2024 and 2023 respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration, or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to cloud services and customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the year ended June 30, 2025 that was included in the deferred revenue balances at June 30, 2024 was $1.5 billion (year ended June 30, 2024 and 2023 —$1.7 billion and $887 million, respectively).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2022:

Capitalized costs to obtain a contract as of June 30, 2022	$82,562
New capitalized costs incurred	47,305
Amortization of capitalized costs	(33,269)
Impact of foreign exchange rate changes	609
Capitalized costs to obtain a contract as of June 30, 2023	97,207
New capitalized costs incurred	60,507
Amortization of capitalized costs	(44,016)
Impact of foreign exchange rate changes	(246)
Divestiture of AMC business (Note 19)	(3,964)
Capitalized costs to obtain a contract as of June 30, 2024	109,488
New capitalized costs incurred	60,165
Amortization of capitalized costs	(43,129)
Impact of foreign exchange rate changes	2,502
Capitalized costs to obtain a contract as of June 30, 2025	$129,026
During the year ended June 30, 2025, 2024 and 2023 respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to Note 9 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.
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

($ in billions)	As of June 30, 2025	As of June 30, 2024
Total RPO (1)	$4.3	$4.0
% recognized as revenue over the following 12 months	60%	63%
Cloud services and subscriptions RPO	$2.5	$2.2
% recognized as revenue over the following 12 months	49%	51%
Customer support and other RPO (2)	$1.8	$1.8
% recognized as revenue over the following 12 months	76%	78%
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

Refer to Note 2 “Accounting Policies and Recent Accounting Pronouncements” for additional information on our revenue policy.
NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of June 30, 2022	$16,473
Credit loss expense (recovery)	(2,007)
Write-off/adjustments	(638)
Balance as of June 30, 2023	13,828
Credit loss expense (recovery)	8,622
Write-off/adjustments	(9,196)
Divestiture of AMC business (Note 19)	(1,146)
Balance as of June 30, 2024	12,108
Credit loss expense (recovery)	9,874
Write-off/adjustments	(7,724)
Balance as of June 30, 2025	$14,258
Included in accounts receivable are unbilled receivables in the amount of $56.7 million as of June 30, 2025 (June 30, 2024—$62.1 million).
As of June 30, 2025, we have an allowance for credit losses of $0.4 million for contract assets (June 30, 2024—$0.5 million). For additional information on contract assets, see Note 3 “Revenues.”
NOTE 5—PROPERTY AND EQUIPMENT

	As of June 30, 2025
	Cost	Accumulated Depreciation	Net
Computer hardware	$442,631	$(290,373)	$152,258
Computer software	225,073	(187,371)	37,702
Capitalized software development costs	283,449	(187,917)	95,532
Leasehold improvements	142,279	(105,349)	36,930
Land and buildings	60,613	(20,920)	39,693
Furniture, equipment and other	56,531	(43,394)	13,137
Total	$1,210,576	$(835,324)	$375,252

	As of June 30, 2024
	Cost	Accumulated Depreciation	Net
Computer hardware	$423,689	$(281,331)	$142,358
Computer software	201,942	(161,726)	40,216
Capitalized software development costs	250,941	(153,285)	97,656
Leasehold improvements	128,787	(94,605)	34,182
Land and buildings	59,472	(19,333)	40,139
Furniture, equipment and other	54,083	(40,894)	13,189
Total	$1,118,914	$(751,174)	$367,740
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
The following illustrates the Consolidated Balance Sheets information related to leases:

		As of June 30, 2025	As of June 30, 2024
Operating Leases	Balance Sheet Location
Operating lease right of use assets	Operating lease right of use assets	$197,977	$219,774

Operating lease liabilities (current)	Operating lease liabilities	$75,914	$76,446
Operating lease liabilities (non-current)	Long-term operating lease liabilities	189,949	218,174
Total operating lease liabilities		$265,863	$294,620

Finance Leases
Finance lease receivables (current)	Prepaid expenses and other current assets	$1,867	$4,031
Finance lease receivables (non-current)	Other assets	457	2,329
Total finance lease receivables		$2,324	$6,360

Finance lease liabilities (current)	Accounts payable and accrued liabilities	$1,877	$3,173
Finance lease liabilities (non-current)	Accrued liabilities	457	2,327
Total finance lease liabilities		$2,334	$5,500

The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of June 30, 2025	As of June 30, 2024
Weighted-average remaining lease term
Operating leases	4.59 years	5.13 years
Finance leases	1.23 years	1.85 years
Weighted-average discount rate
Operating leases	4.92%	5.00%
Finance leases	5.33%	5.47%
Lease Costs and Other Information
The following illustrates the various components of lease costs for the period indicated:

	Year Ended June 30,
	2025	2024	2023
Operating lease cost	$82,174	$90,383	$72,977
Short-term lease cost	2,028	2,920	4,195
Variable lease cost	4,103	5,084	3,488
Sublease income	(11,254)	(12,941)	(12,518)
Total lease cost	$77,051	$85,446	$68,142
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of lease liabilities, and, as such, are excluded from the amounts below:

	Year Ended June 30,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$98,418	$109,708	$93,556
Finance leases	3,369	5,722	2,473
Right of use assets obtained in exchange for new lease liabilities:
Operating leases (1)	53,541	30,869	29,551
___________________________
(1)The year ended June 30, 2023 excludes the impact of $129.7 million of right of use assets obtained through the Micro Focus Acquisition. See Note 19 “Acquisitions and Divestitures” for further details including the finalization of the purchase price allocation for the Micro Focus Acquisition.
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our lease liabilities as of June 30, 2025:

Fiscal years ending June 30,	Operating Leases	Finance Leases
2026	$86,661	$1,947
2027	74,153	459
2028	53,427	—
2029	31,315	—
2030	18,105	—
Thereafter	30,950	—
Total lease payments	294,611	2,406
Less: Imputed interest	(28,748)	(72)
Total	$265,863	$2,334

Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $9.6 million in Fiscal 2026 and $16.0 million thereafter.
NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill:

Balance as of June 30, 2023	$8,662,603
Acquisition of Micro Focus (Note 19) (1)	(32,063)
Divestiture of AMC business (Note 19)	(1,139,403)
Other acquisitions (Note 19)	4,649
Impact of foreign exchange rate changes	(7,419)
Balance as of June 30, 2024	7,488,367
Acquisition of Pillr (Note 19) (1)	196
Divestiture of AMC business (Note 19) (2)	1,390
Impact of foreign exchange rate changes	27,510
Balance as of June 30, 2025	$7,517,463
______________________
(1)Adjustment relates to the open measurement period.
(2)Relates to the final settlement of working capital and other adjustments.
NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2025
	Cost	Accumulated Amortization	Net
Technology assets	$1,064,400	$(441,705)	$622,695
Customer assets	2,635,686	(1,281,790)	1,353,896
Total	$3,700,086	$(1,723,495)	$1,976,591

	As of June 30, 2024
	Cost	Accumulated Amortization	Net
Technology assets	$1,153,457	$(342,528)	$810,929
Customer assets	2,762,371	(1,087,036)	1,675,335
Total	$3,915,828	$(1,429,564)	$2,486,264

Where applicable, the above balances as of June 30, 2025 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the year ended June 30, 2025. The impact of this resulted in reductions to the cost and accumulated amortization of technology assets and customer assets of $89.6 million and $129.8 million, respectively (year ended June 30, 2024 —$239.7 million and $321.5 million, respectively). The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and nine years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2026	$467,153
2027	396,748
2028	379,380
2029	283,344
2030	209,344
2031 and Thereafter	240,622
Total	$1,976,591

NOTE 9—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of June 30, 2025	As of June 30, 2024
Deposits and restricted cash	$2,456	$4,142
Capitalized costs to obtain a contract	44,311	44,577
Short-term prepaid expenses and other current assets	148,824	192,065
Derivative asset (1)	2,984	2,127
Total	$198,575	$242,911
______________________
(1)Represents the asset related to our derivative instrument activity. See Note 17 “Derivative Instruments and Hedging Activities” for more details.
Other assets:

	As of June 30, 2025	As of June 30, 2024
Deposits and restricted cash	$22,720	$20,063
Capitalized costs to obtain a contract	84,715	64,911
Investments	116,704	124,168
Available-for-sale financial assets	45,074	40,541
Long-term prepaid expenses and other long-term assets	38,480	48,598
Total	$307,693	$298,281
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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and is subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Consolidated Statements of Income (see Note 23 “Other Income (Expense), Net”). During the year ended June 30, 2025, our share of income (loss) from these investments was $0.2 million (year ended June 30, 2024 and 2023 — $(18.2) million and $(23.1) million, respectively).
A portion of the available-for-sale financial assets relate to contractual arrangements under insurance policies held by the Company with guaranteed interest rates that are utilized to meet certain pension and post-retirement obligations but do not meet the definition of a plan asset. The remaining portion of available-for-sale financial assets are primarily comprised of various debt and equity funds, which are valued utilizing market quotes provided by our third-party custodian. These arrangements are treated as available-for-sale financial assets measured at fair value quarterly (see Note 16 “Fair Value Measurement” with unrealized gains and losses recorded within Other comprehensive income (loss), net (see Note 21 “Accumulated Other Comprehensive Income (Loss)”).
Prepaid expenses and other assets, both short-term and long-term, include advance payments on licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.
NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of June 30, 2025	As of June 30, 2024
Accounts payable—trade	$136,204	$151,202
Accrued salaries, incentives and commissions	254,230	267,991
Accrued liabilities	229,070	262,190
Accrued sales and other tax liabilities	32,964	21,167
Derivative liability (1)	275,810	159,234
Accrued interest on long-term debt	37,729	38,670
Amounts payable in respect of restructuring and other special charges	53,771	22,489
Asset retirement obligations	6,805	8,173
Total	$1,026,583	$931,116
______________________
(1)Represents the liability related to our derivative instrument activity (see Note 17 “Derivative Instruments and Hedging Activities” for more details).
Long-term accrued liabilities:

	As of June 30, 2025	As of June 30, 2024
Amounts payable in respect of restructuring and other special charges	$8,591	$9,682
Other accrued liabilities	10,801	15,390
Asset retirement obligations	22,920	21,411
Total	$42,312	$46,483
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of June 30, 2025, the present value of this obligation was $29.7 million (June 30, 2024—$29.6 million), with an undiscounted value of $32.2 million (June 30, 2024—$32.8 million).

NOTE 11—LONG-TERM DEBT

	As of June 30, 2025	As of June 30, 2024
Total debt
Senior Notes 2031	$650,000	$650,000
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	850,000
Senior Notes 2028	900,000	900,000
Senior Secured Notes 2027	1,000,000	1,000,000
Acquisition Term Loan	2,185,375	2,221,225
Total principal payments due	6,485,375	6,521,225

Unamortized debt discount and issuance costs (1) (2)	(107,454)	(128,432)
Total amount outstanding	6,377,921	6,392,793
Less:
Current portion of long-term debt
Acquisition Term Loan	35,850	35,850
Total current portion of long-term debt	35,850	35,850

Non-current portion of long-term debt	$6,342,071	$6,356,943
______________________
(1)During the year ended June 30, 2025, we recorded $1.0 million of debt issuance costs, related to the modification of the Acquisition Term Loan (as defined below) (year ended June 30, 2024—$3.5 million related to the amendment of the Revolver and the modification of the Acquisition Term Loan, each as defined below).
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
For the year ended June 30, 2025, we recorded interest expense of $26.8 million relating to Senior Notes 2031 (year ended June 30, 2024 and 2023—$26.8 million and $26.8 million, respectively).
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
For the year ended June 30, 2025, we recorded interest expense of $37.1 million relating to Senior Notes 2030 (year ended June 30, 2024 and 2023—$37.1 million and $37.1 million, respectively).

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
For the year ended June 30, 2025, we recorded interest expense of $32.9 million relating to Senior Notes 2029 (year ended June 30, 2024 and 2023—$32.9 million and $32.9 million, respectively).
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
For the year ended June 30, 2025, we recorded interest expense of $34.9 million relating to Senior Notes 2028 (year ended June 30, 2024 and 2023—$34.9 million and $34.9 million, respectively).
Senior Secured Fixed Rate Notes
Senior Secured Notes 2027
On December 1, 2022, the Company issued $1 billion in aggregate principal amount of senior secured notes due 2027 (Senior Secured Notes 2027, and together with the Senior Notes 2031, Senior Notes 2030, Senior Notes 2029, and Senior Notes 2028, the Senior Notes) in connection with the Micro Focus Acquisition in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Secured Notes 2027 bear interest at a rate of 6.90% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2023. Senior Secured Notes 2027 will mature on December 1, 2027, unless earlier redeemed, in accordance with their terms, or repurchased.
The Senior Secured Notes 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries, and are secured with the same priority as the Company’s senior credit facilities. The Senior Secured Notes 2027 and the related guarantees are effectively senior to all of the Company’s and the guarantors’ senior unsecured debt to the extent of the value of the Collateral (as defined in the indenture to the Senior Secured Notes 2027) and are structurally subordinated to all existing and future liabilities of each of the Company’s existing and future subsidiaries that do not guarantee the Senior Secured Notes 2027. As of June 30, 2025, the Senior Secured Notes 2027 bear an effective interest rate of 7.39%. The effective interest rate includes interest expense of $69.0 million and amortization of debt discount and issuance costs of $2.9 million.
For the year ended June 30, 2025, we recorded interest expense of $69.0 million, relating to Senior Secured Notes 2027 (year ended June 30, 2024 and 2023—$69.0 million and $40.3 million, respectively).
Term Loan B
On May 30, 2018, we entered into a credit facility that provided for a $1 billion term loan facility (Term Loan B) and borrowed $1 billion under the facility to, among other things, repay in full the loans under our prior $800 million term loan facility originally entered into on January 16, 2014. On May 6, 2024, we used a portion of the net proceeds from the AMC Divestiture to prepay, in full, the then outstanding principal balance of $940 million under Term Loan B, at which point all remaining commitments under Term Loan B were reduced to zero and Term Loan B was terminated.
For the year ended June 30, 2025, we did not record any interest expense relating to Term Loan B (year ended June 30, 2024 and 2023—$58.4 million and $54.0 million, respectively).
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
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2025, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.25:1.00.
The Revolver requires us to pay a facility fee on unused commitments based on the consolidated net leverage ratio. As of June 30, 2025, the facility fee under the Revolver was 0.30%. For the year ended June 30, 2025, we recorded $2.3 million of facility fees in Interest and other related expense, net, in our Consolidated Statements of Income (year ended June 30, 2024 and 2023—$2.1 million and $1.8 million).
As of June 30, 2025, we had no outstanding balance under the Revolver (June 30, 2024—nil). For the year ended June 30, 2025, we did not record any interest expense relating to the Revolver (year ended June 30, 2024 and 2023—$2.2 million and $10.1 million, respectively).
Acquisition Term Loan
On December 1, 2022, we amended our first lien term loan facility (the Acquisition Term Loan), dated as of August 25, 2022, to increase the aggregate commitments under the senior secured delayed-draw term loan facility from an aggregate principal amount of $2.585 billion to an aggregate principal amount of $3.585 billion. On August 14, 2023, we entered into the second amendment to the Acquisition Term Loan, to reduce the applicable interest rate margin by 0.75% over the remaining term of the Acquisition Term Loan. On May 15, 2024, we entered into the third amendment to the Acquisition Term Loan, to reduce the applicable interest rate margin by 0.5% and remove the 10-basis point credit spread adjustment for loans bearing interest based on the Secured Overnight Financing Rate (SOFR) rate. On November 27, 2024, we entered into the fourth amendment to the Acquisition Term Loan to reduce the applicable interest rate margin by 0.5% over the remaining term of the Acquisition Term Loan. The reductions in interest rate margin on the Acquisition Term Loan resulting from the amendments were all accounted for by the Company as debt modifications.
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR (as defined in the Acquisition Term Loan) plus an applicable margin of 1.75%. As of June 30, 2025, the outstanding balance on the Acquisition Term Loan bears an interest rate of 6.08%. As of June 30, 2025, the Acquisition Term Loan bears an effective interest rate of 7.12%. The effective interest rate includes interest expense of $148.4 million and amortization of debt discount and issuance costs of $14.7 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of June 30, 2025, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.25:1.00.
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
For the year ended June 30, 2025, we recorded interest expense of $148.4 million relating to the Acquisition Term Loan (year ended June 30, 2024 and 2023—$272.5 million and $125.7 million, respectively).

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
NOTE 12—PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS
Defined Benefit and Other Post-Retirement Benefit Plans
The Company has 45 pension and other post-retirement plans in multiple countries, including 30 defined benefit and other post-retirement benefit plans which were assumed as part of the Micro Focus Acquisition (see Note 19 “Acquisitions and Divestitures” for more details). All of our pension and other post-retirement plans are located outside of Canada and the United States. The plans are primarily located in Germany, which, as of June 30, 2025, make up approximately 49% of the total net benefit pension obligations.
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
The Company intends to only make any cash contributions to any defined benefit pension or post-retirement plans where required by the local regulatory or statutory requirements. For the year ended June 30, 2025, we made cash contributions of $9.2 million (year ended June 30, 2024 and 2023—$4.2 million and $6.5 million, respectively). For Fiscal 2026, we expect to make cash contributions of $9.3 million to our defined benefit plans.
As part of the Micro Focus Acquisition (see Note 19 “Acquisitions and Divestitures” for more details), we assumed a total of 30 defined benefit plans, all located outside of Canada and the United States. As of June 30, 2025, these assumed plans carried a net liability of $38.8 million and are funded at 82% of the defined benefit obligations. Plan assets that partially fund these assumed defined benefit obligations are primarily classified within Level 1 and Level 2 of the fair value hierarchy and consist primarily of investments in equity and debt funds. Plan assets exclude insurance contracts with guaranteed interest rates classified as Level 3 available-for-sale financial assets of $27.4 million that do not meet the definition of a qualifying insurance policy, as they have not been pledged to the defined benefit and other post-retirement plans (see Note 16 “Fair Value Measurement” for more details). As of June 30, 2025, the fair value of these acquired plan assets was $182.6 million.
The following tables provides the details of the funded status of our defined benefit pension and other post-retirement plans:

	As of June 30, 2025	As of June 30, 2024
Plan assets	$237,823	$217,324
Projected benefit obligations	(374,690)	(349,427)
Funded status	$(136,867)	$(132,103)
The following tables provides details of the net benefit obligations of our defined benefit pension and other post-retirement plans:

	As of June 30, 2025	As of June 30, 2024
Current portion of benefit obligation (1)	$4,652	$4,848
Non-current portion of benefit obligation	132,215	127,255
Total	$136,867	$132,103
______________________
(1) The current portion of the benefit obligation has been included within “Accrued salaries, incentives and commissions,” all within Accounts payable and accrued liabilities in the Consolidated Balance Sheets (see Note 10 “Accounts Payable and Accrued Liabilities” for more details).

The following tables provides the details of the change in the benefit obligation and plan assets for the periods indicated:

	As of June 30, 2025	As of June 30, 2024
Benefit obligation—beginning of fiscal year	$349,427	$339,179
Service cost	11,082	11,073
Interest cost	13,008	12,345
Benefits paid	(11,161)	(3,204)
Company contributions	—	(3,849)
Employee contributions	1,703	2,007
Plan settlement	(7,440)	(7,089)
Plan amendment	(2,948)	1,501
Curtailment (gain) loss	(927)	—
Net transfers	—	(228)
Actuarial (gain) loss	(1,273)	3,412
Other events	(762)	—
Foreign exchange (gain) loss	23,981	(5,720)
Benefit obligation—end of period	374,690	349,427
Less: Current portion	4,652	4,848
Non-current portion of benefit obligation	$370,038	$344,579

	As of June 30, 2025	As of June 30, 2024
Plan assets—beginning of fiscal year	$217,324	$208,363
Benefit payments from plan assets	(11,161)	(2,520)
Expected return on plan assets	11,790	11,400
Return on plan assets	(1,304)	3,973
Company contributions	9,217	3,454
Employee contributions	1,703	2,007
Plan settlement	(7,440)	(7,089)
Foreign exchange (gain) loss	17,694	(2,264)
Plan assets—end of period	$237,823	$217,324
The following table provides details of net pension expense for the periods indicated:

	Year Ended June 30,
Pension expense:	2025	2024	2023
Service cost	$11,082	$11,073	$6,921
Interest cost	13,008	12,345	7,091
Expected return of plan assets	(11,790)	(11,400)	(5,502)
Amortization of actuarial (gains) losses	1,306	643	246
Settlement cost	987	1,220	451
Net pension expense	$14,593	$13,881	$9,207
Service-related net periodic pension costs are recorded within operating expense and all other non-service-related net periodic pension costs are classified under Interest and other related expense, net on our Consolidated Statements of Income.

The following table provides details of amounts recognized in Other Comprehensive Income:

	Year Ended June 30,
	2025	2024	2023
Net actuarial gain (loss)	$322	$1,598	$(9,017)
Amortization of actuarial loss	1,306	643	246
Settlement cost and plan amendments	2,452	(193)	673
Curtailment	788	—	—
Total recognized in other comprehensive income	$4,868	$2,048	$(8,098)
The following table provides details of the plan assets measured at fair value presented by asset category and fair value hierarchy for the periods indicated:

	As of June 30, 2025				As of June 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$2,041	$—	$—	$2,041	$2,444	$—	$—	$2,444
Debt funds	91,908	8,251	—	100,159	82,264	9,301	—	91,565
Equity funds	94,844	6,559	—	101,403	79,538	6,122	—	85,660
Real estate funds	5,014	73	4,322	9,409	4,438	70	4,771	9,279
Other	18,092	4,574	2,145	24,811	22,002	4,487	1,887	28,376
Total	$211,899	$19,457	$6,467	$237,823	$190,686	$19,980	$6,658	$217,324
The Company’s investment objective with respect to its defined benefit plan assets is to achieve an optimal rate of return over the long term while managing an appropriate level of risk to meet adequate future benefit obligations. Plan assets are managed by investment fiduciaries that determine the appropriate asset allocation, risk tolerance, fund diversification and investment strategies to achieve the long-term investment objectives of the plan assets.
In determining the fair value of the defined benefit obligations as of June 30, 2025 and 2024, we used the following weighted-average key assumptions:

	Year Ended June 30,
	2025	2024
Assumptions:
Salary increases	3.2%	3.0%
Pension increases	2.0%	2.1%
Discount rate	3.9%	3.8%
Expected return on plan assets	5.6%	5.5%
Normal retirement age	64	64
Anticipated pension payments under the defined benefit plans for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2026	$18,076
2027	16,440
2028	18,425
2029	19,668
2030	19,867
2031 to 2035	113,652
Total	$206,128
Defined Contribution Plans
The Company has various defined contribution retirement plans around the world covering many of its employees. Under these plans, employees can contribute a portion of their salary to the plan and the Company makes minimum non-elective contributions, discretionary contributions, and matching contributions, depending on the terms of the specific plan. The majority of the plans are primarily located in Canada, the United States, the United Kingdom and Germany. For the year ended June 30, 2025, we made contributions of $50.5 million relating to the defined contribution retirement plans (year ended June 30, 2024 and 2023—$54.7 million and $40.0 million, respectively).

NOTE 13—EQUITY AND SHARE-BASED COMPENSATION
Equity
Cash Dividends
For the year ended June 30, 2025, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $1.05 per Common Share in the aggregate amount of $271.5 million, which we paid during the same period (year ended June 30, 2024 and 2023—$1.00 and $0.9720 per Common Share, respectively, in the aggregate amount of $267.4 million and $259.5 million, respectively).
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
During the year ended June 30, 2025, we repurchased 4,619,276 Common Shares on the open market at a cost of $133.1 million for potential settlement of awards under “Long-Term Incentive Plans” and “Restricted Share Units (Other)” or other plans as described below (year ended June 30, 2024 and 2023—1,400,000 and 521,136 Common Shares, respectively, at a cost of $53.1 million and $21.9 million, respectively).
During the year ended June 30, 2025, we delivered to eligible participants 3,107,220 Common Shares that were purchased in the open market in connection with the settlement of awards and other plans (year ended June 30, 2024 and 2023—1,800,395 and 691,181 Common Shares, respectively).
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%. During the year ended June 30, 2025, 1,291,351 Common Shares were eligible for issuance to employees enrolled in the ESPP (year ended June 30, 2024 and 2023—1,176,466 and 1,089,120 Common Shares, respectively). During the year ended June 30, 2025, cash in the amount of $31.6 million was received from employees relating to the ESPP (year ended June 30, 2024 and 2023—$33.9 million and $31.0 million, respectively).
Share Repurchase Plan
On April 30, 2024, the Board authorized a share repurchase plan (the Fiscal 2024 Repurchase Plan) pursuant to which we were authorized to purchase for cancellation, in open market transactions from time to time over the 12-month period commencing on May 7, 2024 until May 6, 2025, up to $250 million of our Common Shares. The Fiscal 2024 Repurchase Plan included a normal course issuer bid to provide means to execute purchases over the Toronto Stock Exchange (TSX).
On July 31, 2024, in order to align our share repurchase plan to our fiscal year, the Board approved the early termination of the Fiscal 2024 Repurchase Plan and authorized a new share repurchase plan (the Fiscal 2025 Repurchase Plan), pursuant to which we were authorized to purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 7, 2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of our Common Shares on the TSX, the NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules. On March 13, 2025, the Company increased the authorized limit of the Fiscal 2025 Repurchase Plan by $150 million to $450 million and established an automatic share purchase plan (ASPP). The price that we were authorized to pay for Common Shares in open market transactions was the market price at the time of purchase or such other price as was permitted by applicable law or stock exchange rules. The Fiscal 2025 Repurchase Plan was effected in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), and included a normal course issuer bid to provide means to execute purchases over the TSX.
During the year ended June 30, 2025, we repurchased and cancelled 14,524,664 Common Shares for $418.3 million, inclusive of 2% Canadian excise taxes recorded (year ended June 30, 2024 and 2023— 5,073,913 and nil Common Shares for $152.3 million and nil, respectively).
Additionally, as of June 30, 2025, we recorded an accrual and a corresponding charge to retained earnings of $24.8 million, representing the estimated value of Common Shares expected to be repurchased following the fiscal quarter ended June 30, 2025 pursuant to the ASPP.

Share-Based Compensation
Share-based compensation expense for the periods indicated below is detailed as follows:

	Year Ended June 30,
	2025	2024	2023
Stock Options (issued under Stock Option Plans)	$15,694	$18,167	$20,144
Performance Share Units (issued under LTIP)	21,121	26,415	18,631
Restricted Share Units (issued under LTIP)	15,418	10,677	9,762
Restricted Share Units (other)	42,706	75,642	72,149
Deferred Share Units (directors)	3,922	3,162	4,036
Employee Stock Purchase Plan	5,979	6,016	5,580
Total share-based compensation expense	$104,840	$140,079	$130,302
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented. We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
A summary of unrecognized compensation cost for unvested share-based compensation awards is as follows:

	As of June 30, 2025
	Unrecognized Compensation Cost	Weighted Average Recognition Period (years)
Stock Options (issued under Stock Option Plans)	$33,672	2.32
Performance Share Units (issued under LTIP)	39,948	1.85
Restricted Share Units (issued under LTIP)	13,221	1.33
Restricted Share Units (other)	33,972	1.54
Total unrecognized share-based compensation cost	$120,813
Stock Option Plans
Stock Options
A summary of stock options outstanding under our 2004 Stock Option Plan is set forth below.

2004 Stock Option Plan
Date of inception	Oct-04
Eligibility	Eligible employees, as determined by the Board of Directors
Options granted to date	50,635,497
Options exercised to date	(23,076,178)
Options cancelled to date	(15,252,765)
Options outstanding	12,306,554
Options available for issuance	4,780,548
Termination grace periods	Immediately “for cause”; 90 days for any other reason; 180 days due to death
Vesting schedule	25% per year, unless otherwise specified
Exercise price range	$25.85 - $52.62
Expiration dates	July 1, 2025 - May 2, 2032
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
A summary of activity under our stock option plans for the year ended June 30, 2025 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2024	12,207,412	$38.51	4.31	$6,142
Granted	2,620,150	28.21
Exercised	(139,077)	26.81
Forfeited or expired	(2,381,931)	37.04
Outstanding at June 30, 2025	12,306,554	$36.73	3.93	$5,942
Exercisable at June 30, 2025	5,321,170	$40.67	2.66	$1,139
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Year Ended June 30,
	2025	2024	2023
Weighted–average fair value of options granted	$5.80	$9.00	$6.75
Weighted-average assumptions used:
Expected volatility	28.96%	30.46%	28.73%
Risk–free interest rate	3.81%	4.44%	3.98%
Expected dividend yield	3.60%	2.73%	3.07%
Expected life (in years)	4.32	4.26	4.20
Forfeiture rate (based on historical rates)	7%	7%	7%
Average exercise share price	$26.81	$36.55	$31.13
Performance Stock Options
During the year ended June 30, 2025, we did not grant performance stock options (year ended June 30, 2024 and 2023—nil and 1,000,000 performance stock options, respectively).
For the period in which performance stock options were granted, as indicated, the weighted-average fair value of performance stock options and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Year Ended June 30,
	2025	2024	2023
Weighted–average fair value of options granted	$—	$—	$8.09
Derived service period (in years)	—	—	1.70
Weighted-average assumptions used:
Expected volatility	—%	—%	26.00%
Risk–free interest rate	—%	—%	3.21%
Expected dividend yield	—%	—%	2.00%
Average exercise share price	$—	$—	$31.89

Summary of Stock Options and Performance Stock Options
The aggregate intrinsic value of options exercised during the year ended June 30, 2025 was $0.4 million (year ended June 30, 2024 and 2023—$7.0 million and $1.8 million, respectively). For the year ended June 30, 2025, cash in the amount of $3.7 million was received as the result of the exercise of options granted under share-based compensation arrangements (year ended June 30, 2024 and 2023—$31.4 million and $7.8 million, respectively). The tax benefit realized by us during the year ended June 30, 2025 from the exercise of options eligible for a tax deduction was $0.1 million (year ended June 30, 2024 and 2023—$1.5 million and $0.3 million, respectively).
Long-Term Incentive Plans
We incentivize certain eligible employees, in part, with long-term compensation pursuant to our LTIP. The LTIP is a rolling three-year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or Restricted Share Units (RSUs). Target PSUs become vested upon the achievement of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. The Performance Conditions for vesting of the outstanding PSUs are based on market conditions or performance-based revenue conditions. RSUs are employee service-based awards and vest subject to an eligible employee’s continued employment throughout the applicable vesting period. For the year ended June 30, 2025, we settled LTIP awards that vested by delivering to eligible participants 350,698 Common Shares that were purchased in the open market at a cost of $14.8 million.
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
A summary of activity under our PSUs issued under the LTIP for the year ended June 30, 2025 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2024	1,605,116	$56.09	1.70	$48,218
Granted (1)	982,503	46.58
Vested (1)	(257,611)	75.14
Forfeited or expired	(357,067)	51.43
Outstanding at June 30, 2025	1,972,941	$49.87	1.52	$51,956
______________________
(1)PSUs are earned based on market or performance conditions and the actual number of PSUs earned, if any, is dependent upon performance and may range from 0 to 200 percent.

For the periods indicated, the weighted-average fair value of market-based PSUs issued under LTIP, and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Year Ended June 30,
	2025	2024	2023
Weighted–average fair value of performance share units granted	$47.96	$21.17 - $59.48	$43.10 - $55.06
Weighted-average assumptions used:
Expected volatility	30.26%	28.05%	29.00%
Risk–free interest rate	3.67%	4.38% - 4.95%	3.13% - 3.39%
Expected dividend yield	—%	—%	—%
Expected life (in years)	3.11	3.00	3.11
Forfeiture rate (based on historical rates)	7%	7%	7%
Weighted–average fair value of performance share units vested	$75.14	$—	$41.75
Aggregate intrinsic value of performance share units vested ($ in ‘000’s)	$8,020	$—	$6,216
The weighted average fair value of the performance-based PSUs granted was $40.14 for the year ended June 30, 2024. The Company did not grant any performance-based PSUs for the years ended June 30, 2025 and 2023.
Restricted Share Units (Issued Under LTIP)
Beginning in Fiscal 2025, grants of RSUs (issued under LTIP) vest on a straight-line basis over three years from the respective date of grants. Grants of RSUs (issued under LTIP) prior to Fiscal 2025 vest after three years from the respective date of grants.
A summary of activity under our RSUs issued under the LTIP for the year ended June 30, 2025 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2024	956,325	$39.61	1.77	$28,728
Granted	699,220	28.43
Vested	(170,370)	49.92
Forfeited or expired	(213,160)	33.70
Outstanding at June 30, 2025	1,272,015	$33.11	1.70	$37,143
For the periods indicated, the weighted-average fair value and aggregate intrinsic value of RSUs (issued under LTIP) were as follows:

	Year Ended June 30,
	2025	2024	2023
Weighted–average fair value of restricted share units granted	$28.43	$35.07	$38.82
Weighted–average fair value of restricted share units vested	$49.92	$43.40	$36.83
Aggregate intrinsic value of restricted share units vested ($ in ‘000’s)	$5,111	$9,093	$3,947
Restricted Share Units (Other)
In addition to the grants made in connection with the LTIP discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. RSUs (other) vest over a specified contract date, typically two or four years from the respective date of grants.

A summary of activity under our RSUs (other) issued for the year ended June 30, 2025 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2024	4,555,955	$35.87	1.79	$136,861
Granted	923,127	27.37
Vested	(2,459,944)	35.63
Forfeited or expired	(379,255)	36.06
Outstanding at June 30, 2025	2,639,883	$33.11	2.00	$77,084
For the periods indicated, the weighted-average fair value and intrinsic value of RSUs (other) were as follows:

	Year Ended June 30,
	2025	2024	2023
Weighted–average fair value of restricted share units granted	$27.37	$38.04	$30.46
Weighted–average fair value of restricted share units vested	$35.63	$40.94	$36.33
Aggregate intrinsic value of restricted share units vested ($ in ‘000’s)	$69,891	$62,821	$15,755
During the year ended June 30, 2025, we delivered to eligible participants 2,459,944 Common Shares that were purchased in the open market in connection with the settlement of vested RSUs, at a cost of $87.6 million (year ended June 30, 2024 and 2023—1,576,565 and 400,210 Common Shares, respectively, with a cost of $70.7 million and $17.6 million).
Deferred Share Units (DSUs)
The DSUs are granted to certain non-employee directors. DSUs are issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
A summary of activity under our deferred share units issued for the year ended June 30, 2025 is as follows:

	Units	Weighted-Average Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2024 (1)	1,082,471	$30.67	0.42	$32,517
Granted (2)	118,330	31.03
Settled	(296,831)	29.69
Outstanding at June 30, 2025 (2)	903,970	$31.04	0.34	$26,415
______________________
(1)    Includes 47,871 unvested DSUs.
(2)    Includes 62,177 unvested DSUs.
For the periods indicated, the weighted-average fair value and intrinsic value of DSUs were as follows:

	Year Ended June 30,
	2025	2024	2023
Weighted–average fair value of deferred share units granted	$31.03	$38.43	$29.72
Weighted–average fair value of deferred share units vested	$34.21	$36.81	$32.44
Aggregate intrinsic value of deferred share units vested ($ in ‘000’s)	$3,194	$1,461	$1,565
During the year ended June 30, 2025, we settled 296,831 DSUs at a cost of $7.6 million (year ended June 30, 2024 and 2023—nil and 30,273 Common Shares, respectively, with a cost of nil and $1.1 million, respectively).

NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2025 - June 30, 2026	July 1, 2026 - June 30, 2028	July 1, 2028 - June 30, 2030	July 1, 2030 and beyond
Long-term debt obligations (1)	$7,866,885	$370,421	$2,600,069	$4,206,176	$690,219
Purchase obligations for contracts not accounted for as lease obligations (2)	322,565	226,310	96,255	—	—
	$8,189,450	$596,731	$2,696,324	$4,206,176	$690,219
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2025, in connection with the CRA’s reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $86.0 million. As of June 30, 2025, we have provisionally paid approximately $32.0 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within Long-term income taxes recoverable on the Consolidated Balance Sheets as of June 30, 2025.
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
The CRA has audited Fiscal 2017, Fiscal 2018, Fiscal 2019 and Fiscal 2020 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2020 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2020 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017 through Fiscal 2020 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. We have filed notices of objection to the reassessments for each of these years. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2020 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to utilization of available tax attributes; however, for Fiscal 2020 and, to the extent the CRA reassesses subsequent fiscal years on a similar basis, we may be required to make certain minimum payments required under Canadian legislation on a provisional basis while the matter remains in dispute.
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
Other Matters
Also see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for Fiscal 2025, as well as Note 15 “Income Taxes” related to certain historical matters arising prior to the Micro Focus Acquisition.
NOTE 15—INCOME TAXES
The Company’s effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.

A reconciliation of the combined Canadian federal and provincial income tax rate with our effective income tax rate is as follows:

	Year Ended June 30,
	2025	2024	2023
Expected statutory rate	26.50%	26.50%	26.50%
Expected provision for income taxes	$127,749	$193,263	$58,653
Effect of foreign tax rate differences	(9,275)	(18,338)	(17,502)
Change in valuation allowance (1)	(4,040)	71,328	16,218
Effect of permanent differences	24,908	11,864	17,281
Effect of changes in unrecognized tax benefits (2)	(32,387)	(4,570)	857
Effect of withholding taxes	7,479	18,680	12,464
Effect of tax credits (3)	(55,656)	(84,244)	(45,596)
Effect of accrual for undistributed earnings	4,072	(12,421)	5,804
Effect of U.S. BEAT (3)	—	17,927	6,854
Difference in tax filing positions from provision (4)	(37,053)	(2,661)	(621)
Impact of internal reorganizations (5)	5,037	59,761	8,822
Other items	15,171	13,423	7,533
Provision for income taxes	$46,005	$264,012	$70,767
______________________
(1)The decrease in valuation allowance in Fiscal 2025 relates to the recognition of assets previously not recognized as compared to the increase in valuation allowance in Fiscal 2024 due to assets no longer meeting the recognition criteria as a result of the AMC Divestiture.
(2)Fiscal 2025 benefit primarily relates to statute of limitation expirations as compared to Fiscal 2024.
(3)The change in foreign tax credits and U.S. BEAT in Fiscal 2025, compared to Fiscal 2024, is primarily driven by the AMC Divestiture.
(4)The benefit in the current year is related to book to tax filing adjustments for Fiscal 2024 and prior years.
(5)The impact of internal reorganizations in Fiscal 2025 is primarily related to legal entity rationalization activity, as compared to Fiscal 2024 in which significant gains from the AMC Divestiture were recognized.
The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended June 30,
	2025	2024	2023
Domestic income (loss)	$248,942	$359,865	$300,437
Foreign income (loss)	233,129	369,431	(79,104)
Income before income taxes	$482,071	$729,296	$221,333

The provision for (recovery of) income taxes consisted of the following:

	Year Ended June 30,
	2025	2024	2023
Current income taxes (recoveries):
Domestic	$13,769	$76,571	$15,619
Foreign	170,852	329,712	204,708
Total current income taxes (recoveries)	184,621	406,283	220,327
Deferred income taxes (recoveries):
Domestic	44,974	17,205	17,461
Foreign	(183,590)	(159,476)	(167,021)
Total deferred income taxes (recoveries)	(138,616)	(142,271)	(149,560)
Provision for income taxes	$46,005	$264,012	$70,767

The primary components of the deferred tax assets and liabilities are as follows, for the periods indicated below:

	As of June 30,
	2025	2024
Deferred tax assets
Non-capital loss carryforwards	$676,446	$750,895
Capital loss carryforwards	5,833	13,221
Interest expense carryforwards	230,658	217,071
Capitalized scientific research and development expenses	451,163	416,126
Restructuring costs and other reserves	18,678	21,347
Capitalized inventory and intangible expenses	123,010	—
Tax credits	179,343	172,409
Lease liabilities	36,975	36,343
Deferred revenue	22,759	23,362
Share-based compensation	40,464	40,188
Derivatives	73,074	41,978
Other	62,799	88,901
Total deferred tax asset	1,921,202	1,821,841
Valuation allowance	(651,779)	(662,694)
Deferred tax liabilities
Depreciation and amortization	(247,606)	(233,219)
Right of use assets	(22,754)	(21,173)
Other	(60,002)	(120,730)
Deferred tax liabilities	(330,362)	(375,122)
Net deferred tax asset	$939,061	$784,025
Comprised of:
Long-term assets	1,080,575	932,657
Long-term liabilities	(141,514)	(148,632)
Net deferred tax asset	$939,061	$784,025
As of June 30, 2025, we have $313.3 million of domestic non-capital loss carryforwards. In addition, we have $2.9 billion of foreign non-capital loss carryforwards, which includes $414.6 million of U.S. state loss carryforwards. $425.5 million of the foreign non-capital loss carryforwards have no expiry date, which includes $53.1 million of U.S. state loss carryforwards. The remainder of the domestic and foreign losses expire between 2026 and 2044. In addition, investment tax credits of $88.5 million will expire between 2028 and 2045.

We believe that sufficient uncertainty exists regarding the realization of certain deferred tax assets that a valuation allowance is required. We continue to evaluate our taxable position quarterly and consider factors by taxing jurisdiction, including but not limited to factors such as estimated taxable income, any historical experience of losses for tax purposes and the future growth of OpenText. As of June 30, 2025 and 2024, the Company had a valuation allowance on its domestic and foreign deferred tax assets of $651.8 million and $662.7 million, respectively. The balance as of June 30, 2025 consisted of $9.8 million and $642.0 million against the Company’s domestic and foreign deferred tax assets, respectively, which, the Company believes, are not more likely than not to be utilized in future years. The valuation allowance decreased in Fiscal 2025 by $10.9 million primarily related to utilization of interest carryovers and expiration of net operating loss carryovers.
The aggregate changes in the balance of our gross unrecognized tax benefits (including interest and penalties) were as follows:

Unrecognized tax benefits as of June 30, 2023	$178,728
Increases on account of current year positions	4,074
Increases on account of prior year positions	16,558
Decreases on account of prior year positions	(3,338)
Decreases due to settlements with tax authorities	(11,497)
Decreases due to lapses of statutes of limitations	(4,160)
Unrecognized tax benefits as of June 30, 2024	180,365
Increases on account of current year positions	—
Increases on account of prior year positions	8,024
Decreases on account of prior year positions	(2,612)
Decreases due to settlements with tax authorities	(9,569)
Decreases due to lapses of statutes of limitations	(36,417)
Unrecognized tax benefits as of June 30, 2025	$139,791

Included in the above tabular reconciliation are unrecognized tax benefits of $56.0 million as of June 30, 2025 (June 30, 2024—$63.0 million) relating to tax attributes in which the unrecognized tax benefit has been recorded as a reduction to the deferred tax asset. The net unrecognized tax benefit excluding these deferred tax assets is $83.8 million as of June 30, 2025 (June 30, 2024—$117.4 million).
We recognize interest expense and penalties related to income tax matters in income tax expense. For the year ended June 30, 2025, 2024 and 2023, respectively, we recognized the following amounts on uncertain tax positions as income tax-related interest expense and penalties:

	Year Ended June 30,
	2025	2024	2023
Interest expense (income)	$(5,290)	$7,778	$(1,922)
Penalties expense	(2,175)	964	(21)
Total	$(7,465)	$8,742	$(1,943)
The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of June 30, 2025	As of June 30, 2024
Interest expense accrued (1)	$14,686	$19,976
Penalties accrued (1)	$2,121	$4,295
______________________
(1)These balances are primarily included within Long-term income taxes payable within the Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of June 30, 2025, could decrease tax expense in the next 12 months by $27.3 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
We are subject to income tax audits in all major taxing jurisdictions in which we operate. Our four most significant tax jurisdictions are Canada, the United States, the United Kingdom and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. We currently have income tax audits open in Canada, the United States, the United Kingdom, Germany and other immaterial jurisdictions. The earliest fiscal years open for examination for our major jurisdictions are 2012 for Canada, 2021 for the United States, 2015 for the United Kingdom and 2016 for Germany. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the Canada audits are included in Note 14 “Guarantees and Contingencies.”
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
On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted, introducing amendments to U.S. tax laws with various effective dates. Key income tax-related provisions of the OBBBA include provisions related to bonus depreciation, research and development expenditures, interest expense deductibility, and revisions to international tax regimes. The Company is currently assessing the future implications of these tax law changes.
As of June 30, 2025, we have recognized a deferred income tax liability of $20.0 million (June 30, 2024—$15.9 million) on taxable temporary differences related to the undistributed earnings of certain non-United States subsidiaries and planned periodic repatriations from certain German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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
The following table summarizes the fair value of the Company’s financial instruments as of June 30, 2025 and 2024:

		Fair Value
	Fair Value Hierarchy	June 30, 2025	June 30, 2024
Assets:
Available-for-sale financial assets (Note 9)	Level 2	$17,721	$15,603
Available-for-sale financial assets (Note 9)	Level 3	27,353	24,938
Derivative asset (Note 17)	Level 2	2,984	2,127

Liabilities:
Derivative liability (Note 17)	Level 2	$(275,810)	$(159,234)
Senior Notes (Note 11) (1)	Level 2	(4,158,921)	(4,006,771)
______________________
(1)Senior Notes are presented within the Consolidated Balance Sheets at amortized cost. See Note 11 “Long-Term Debt” for further details.
Changes in Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in the fair value of our Level 3 available-for-sale financial assets between June 30, 2024 and June 30, 2025.

Available-for-sale financial assets
Balance as of June 30, 2024	$24,938
Gain (loss) recognized in income	2,415
Balance as of June 30, 2025	$27,353
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the year ended June 30, 2025 and 2024, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended June 30, 2025 and 2024, respectively, no indications of impairments were identified and therefore no fair value measurements were required.
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
These instruments were entered into as economic hedges to mitigate foreign currency risks associated with the Micro Focus Acquisition. The instruments did not initially qualify for hedge accounting at the time they were entered into. In connection with the closing of the Micro Focus Acquisition, the deal-contingent forward and non-deal contingent forward contracts were settled, and we designated the 7-year EUR/USD cross currency swaps as net investment hedges (see further details below). The 5-year EUR/USD cross currency swaps are non-designated and are measured at fair value with changes to fair value being recognized in the Consolidated Statements of Income within Other income (expense), net.
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
We have designated these transactions as cash flow hedges of forecasted transactions under Topic 815. As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within Other comprehensive income (loss), net within the Consolidated Statements of Comprehensive Income. As of June 30, 2025, the fair value of the contracts is recorded within Prepaid expenses and other current assets within the Consolidated Balance Sheets and represents the net gain before tax effect that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months.
As of June 30, 2025, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $93.5 million (June 30, 2024—$95.7 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The fair values of outstanding derivative instruments are as follows:

		As of June 30, 2025		As of June 30, 2024
Instrument	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedges:
Cash flow hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$2,068	$—	$—	$(828)
Net investment hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	124	(161,304)	654	(88,186)
Total derivatives designated as hedges:		2,192	(161,304)	654	(89,014)

Derivatives not designated as hedges:
Cross currency swap contracts	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	792	(114,506)	1,473	(70,220)
Total derivatives not designated as hedges:		792	(114,506)	1,473	(70,220)
Total derivatives		$2,984	$(275,810)	$2,127	$(159,234)

The effects of gains (losses) from derivative instruments on our Consolidated Statements of Income is as follows:

		Year Ended June 30,
Instrument	Income Statement Location	2025	2024	2023
Derivatives designated as hedges:
Cash flow hedge	Operating expenses	$(3,443)	$(1,312)	$(3,702)
Net investment hedge	Interest and other related expense, net	3,300	3,707	1,344

Derivatives not designated as hedges:
Deal-contingent forward contract	Other income (expense), net	—	—	9,354
Non-contingent forward contract	Other income (expense), net	—	—	9,052
Cross currency swap contracts	Other income (expense), net	(54,666)	3,116	(9,779)
Cross currency swap contracts	Interest and other related expense, net	2,842	3,441	1,421
Total		$(51,967)	$8,952	$7,690
The effects of the cash flow and net investment hedges on our Consolidated Statements of Comprehensive Income:

		Year Ended June 30,
	Consolidated Statements of Income and Consolidated Statements of Comprehensive Income Location	2025	2024	2023
Gain (loss) recognized in OCI (loss) on cash flow hedge (effective portion)	Unrealized gain (loss) on cash flow hedge	$(548)	$(3,670)	$(1,280)
Gain (loss) recognized in OCI (loss) on net investment hedge (effective portion)	Net foreign currency translation adjustment	(73,060)	(331)	(32,347)
Gain (loss) reclassified from AOCI into income (effective portion) - cash flow hedge	Operating expenses	(3,443)	(1,312)	(3,702)
Gain (loss) reclassified from AOCI into income (excluded from effectiveness testing) - net investment hedge	Interest and other related expense, net	2,244	2,244	748
NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-and divestiture-related costs and other similar charges.

	Year Ended June 30,
	2025	2024	2023
Business Optimization Plan	$127,924	$—	$—
Micro Focus Acquisition Restructuring Plan	1,549	74,267	72,284
Other historical restructuring plans	(790)	(253)	5,116
Divestiture-related costs	4,780	46,640	—
Acquisition-related costs	2,311	2,036	48,941
Other charges (recoveries)	10,116	12,615	42,818
Total	$145,890	$135,305	$169,159

Business Optimization Plan
During the first quarter of Fiscal 2025, we made a strategic decision to align the Company’s workforce to support its growth and innovation plans (the Business Optimization Plan). The Business Optimization Plan charges relate to facility costs and workforce reductions. During the fourth quarter of Fiscal 2025, the Board approved an expansion of the Business Optimization Plan to complete strategic initiatives, integration and simplification following the Micro Focus acquisition, AMC Divestiture and other growth and innovation plans including the deployment of AI and automation. This expansion includes costs associated with workforce reduction due to automation, centralization and simplification, and corresponding facility costs related to a reduction of our real estate footprint globally. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
As of June 30, 2025, we expect total costs to be incurred in connection with the Business Optimization Plan to be approximately $260.0 million, of which $127.9 million was recorded within Special charges (recoveries) within the Consolidated Statements of Income. The entire Business Optimization Plan is expected to be substantially completed by the second quarter of Fiscal 2027.
A reconciliation of the beginning and ending restructuring liability for the Business Optimization Plan, which is included within Accounts payable and accrued liabilities in our Consolidated Balance Sheets, for the year ended June 30, 2025 is shown below.

Business Optimization Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2024	$—	$—	$—
Accruals and adjustments	113,000	6,113	119,113
Cash payments	(66,524)	(122)	(66,646)
Foreign exchange and other non-cash adjustments	1,807	(3,145)	(1,338)
Balance payable as of June 30, 2025	$48,283	$2,846	$51,129
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
Since the inception of the Micro Focus Acquisition Restructuring Plan, $148.1 million has been recorded within Special charges (recoveries) within the Consolidated Statements of Income to date. We do not expect to incur any further significant charges relating to the Micro Focus Acquisition Restructuring Plan.
A reconciliation of the beginning and ending restructuring liability for the Micro Focus Acquisition Restructuring Plan, which is included within Accounts payable and accrued liabilities in our Consolidated Balance Sheets, for the year ended June 30, 2025 is shown below.

Micro Focus Acquisition Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2024	$11,765	$16,326	$28,091
Accruals and adjustments	(670)	3,575	2,905
Cash payments	(10,106)	(11,815)	(21,921)
Foreign exchange and other non-cash adjustments	181	(661)	(480)
Balance payable as of June 30, 2025	$1,170	$7,425	$8,595

Divestiture-related costs
Divestiture-related costs, recorded within Special charges (recoveries), include the direct costs related to the AMC Divestiture. For the year ended June 30, 2025, divestiture-related costs were $4.8 million (year ended June 30, 2024 and 2023—$46.6 million and nil, respectively).
Acquisition-related costs
Acquisition-related costs, recorded within Special charges (recoveries) include direct costs of potential and completed acquisitions. Acquisition-related costs for the year ended June 30, 2025 were $2.3 million (year ended June 30, 2024 and 2023—$2.0 million and $48.9 million, respectively).
Other charges (recoveries)
For the year ended June 30, 2025, Other charges (recoveries) includes $10.3 million of other miscellaneous charges, primarily associated with the Micro Focus Acquisition.
For the year ended June 30, 2024, Other charges (recoveries) includes $5.5 million of compensation related charges and $5.8 million of other miscellaneous charges, both associated with the Micro Focus Acquisition along with $1.3 million related to pre-acquisition equity incentives of Zix, which upon acquisition were replaced by equivalent value cash settlements (see Note 19 “Acquisitions and Divestitures” for more details).
For the year ended June 30, 2023, Other charges (recoveries) includes $23.0 million of severance charges, $11.8 million of other miscellaneous charges, both associated with the Micro Focus Acquisition and $8.3 million related to pre-acquisition equity incentives of Zix, which upon acquisition were replaced by equivalent value cash settlements (see Note 19 “Acquisitions and Divestitures”).
NOTE 19—ACQUISITIONS AND DIVESTITURES
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
The Company determined that the AMC business did not constitute a component, as its operations and cash flows cannot be clearly distinguished from the rest of the Company’s operations and cash flows due to significant shared costs, therefore, the transaction did not meet the discontinued operations criteria, and the results of operations from the AMC business are presented within Income from operations in our Consolidated Statements of Income up to the date of disposition.
The Company used the net proceeds from the transaction to prepay in full the outstanding principal balances of the Term Loan B and prepay a portion of the outstanding principal balance of the Acquisition Term Loan, as further described in Note 11 “Long-Term Debt.” The Company also agreed to provide certain transition services to Rocket Software following the completion of the divestiture for up to 24 months after the closing date of May 1, 2024, which are included in financing activities on the Consolidated Statements of Cash Flows. These transition service costs are reimbursable by Rocket Software. For Fiscal 2025, we billed Rocket Software $31.6 million under the Transition Services Agreement. The transition services were completed as of June 30, 2025.

The finalization of working capital and other adjustments during the quarter ended December 31, 2024, resulted in immaterial changes to the carrying amounts of major classes of assets and liabilities. The following table presents the carrying amounts of major classes of assets and liabilities disposed of in the AMC Divestiture as of April 30, 2024:

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

In connection with the financing of the Micro Focus Acquisition, concurrent with the announcement of the acquisition on August 25, 2022, the Company entered into the Acquisition Term Loan and a now-terminated bridge loan as well as certain derivative transactions. On December 1, 2022, the Company issued and sold $1 billion in aggregate principal amount of 6.90% Senior Secured Notes 2027, amended the Acquisition Term Loan and terminated its bridge loan. On January 31, 2023, we drew down the entire aggregate principal amount of $3.585 billion of the Acquisition Term Loan, net of original issuance discount and other fees, and drew down $450 million under the Revolver. We used these proceeds and cash on hand to fund the purchase price consideration and repayment of Micro Focus’ outstanding indebtedness. In conjunction with the closing of the Micro Focus Acquisition, the deal-contingent forward contracts and non-contingent forward contract, as described in Note 17 “Derivative Instruments and Hedging Activities,” were settled.
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
______________________
(1)The gross amount receivable was $418.2 million, of which $9.3 million of this receivable was expected to be uncollectible.
(2)The goodwill of $3.4 billion is primarily attributable to the synergies expected to arise after the acquisition. There is $67.3 million of goodwill that is deductible for tax purposes.
(3)Purchase price allocation adjustments of $32.1 million for the year ended June 30, 2024, were primarily driven by changes in other current assets and other liabilities related to adjustments of pre-acquisition other current assets and deferred tax liabilities.
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
Acquisition-related costs for Micro Focus included in Special charges (recoveries) in the Consolidated Statements of Income for the year ended June 30, 2025 were nil (year ended June 30, 2024 and 2023—$1.1 million and $48.3 million).
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
The unaudited pro forma revenues and net income of the combined entity for the year ended June 30, 2023, had the Micro Focus Acquisition been consummated on July 1, 2022, are set forth below:

Year Ended June 30,
Supplemental Unaudited Pro Forma Information	2023
Revenues	$5,933,106
Net income (loss) (1)	(500,105)
Net income (loss) attributable to OpenText (1)	(500,292)
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
NOTE 20—SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting” (Topic 280), establishes standards for reporting, by public business enterprises, information about operating segments, products and services, geographic areas and major customers. The method of determining what information, under Topic 280, to report is based on the way that an entity organizes operating segments for making operational decisions and how the entity’s management and CODM assess an entity’s financial performance. The Company adopted ASU 2023-07 in the fourth quarter of fiscal 2025 and applied the amendments of the ASU to the prior periods presented to conform with current presentation. See Note 2 “Accounting Policies and Recent Accounting Pronouncements” for details on the ASU.
The Company’s CODM is its Chief Executive Officer. Our operations are analyzed by the CODM as being part of a single industry segment: the design, development, marketing and sale of Information Management software and solutions. As such, segment revenues and significant segment expenses are as presented in the Consolidated Statements of Income. The CODM uses Net income attributable to OpenText and Adjusted EBITDA (as defined below), a non-GAAP measure, on a consolidated Company basis to evaluate and measure financial performance and to make key decisions, including those that involve the preparation of financial projections, strategic decisions and allocation of resources. Adjusted EBITDA is defined and calculated as GAAP-based net income, attributable to OpenText, excluding interest income (expense), provision for (recovery of) income taxes, depreciation and amortization of acquired intangible assets, other income (expense), share-based compensation and special charges (recoveries).
The following tables present Total revenue, significant segment expenses and Adjusted EBITDA for the years presented:

	Year Ended June 30,
	2025	2024	2023
Total revenues	$5,168,405	$5,769,577	$4,484,980
Adjusted cost of revenues (1)	1,228,076	1,311,114	1,072,114
Adjusted gross profit (1)	3,940,329	4,458,463	3,412,866
Less:
Adjusted Research and development (2)	729,937	823,851	620,149
Adjusted Sales and marketing (2)	1,020,671	1,116,562	928,261
Adjusted General and administrative (2)	405,058	547,656	391,352
Add:
Net (income) attributable to non-controlling interests	(198)	(194)	(187)
Adjusted EBITDA	1,784,465	1,970,200	1,472,917
Less:
Reconciling items (3)	1,348,597	1,505,110	1,322,538
Net income attributable to OpenText	$435,868	$465,090	$150,379
______________________
(1)Total Adjusted cost of revenues excludes Amortization of acquired technology-based intangible assets and share-based compensation expense, which are costs that are excluded from the CODM’s evaluation of segment performance.
(2)Adjusted operating expenses exclude share-based compensation expense as this expense is excluded from our internal analysis of operating results.

(3)The following adjustments are made to reconcile Adjusted EBITDA to Net income attributable to OpenText:

	Year Ended June 30,
	2025	2024	2023
Provision for (recovery of) income taxes	$46,005	$264,012	$70,767
Interest and other related expense, net	327,831	516,180	329,428
Amortization of acquired technology-based intangible assets	188,780	243,922	223,184
Amortization of acquired customer-based intangible assets	321,891	432,404	326,406
Depreciation	130,573	131,599	107,761
Share-based compensation	104,840	140,079	130,302
Special charges (recoveries)	145,890	135,305	169,159
Other (income) expense, net	82,787	(358,391)	(34,469)
Total reconciling items	$1,348,597	$1,505,110	$1,322,538
The following table sets forth the distribution of revenues, by significant geographic area, for the periods indicated:

	Year Ended June 30,
	2025	2024	2023
Revenues (1):
United States	$2,646,797	$3,030,457	$2,523,737
Canada	221,627	238,737	186,014
Other	70,285	72,687	75,252
Total Americas	2,938,709	3,341,881	2,785,003
EMEA (2)	1,751,543	1,878,470	1,310,016
Asia Pacific	478,153	549,226	389,961
Total	$5,168,405	$5,769,577	$4,484,980
______________________
(1)Total revenues by geographic area are determined based on the location of our direct customer. During the years ended June 30, 2025, 2024 and 2023, no single country other than the United States accounted for more than 10% of total revenues.
(2)EMEA consists of countries in Europe, the Middle East and Africa.
The following table sets forth the distribution of long-lived assets, representing property and equipment, ROU assets and intangible assets, by significant geographic area, as of the periods indicated below.

	As of June 30, 2025	As of June 30, 2024
Long-lived assets (1):
United States	$1,339,700	$1,632,652
United Kingdom	860,387	1,053,220
Canada	154,240	200,695
All other countries	195,493	187,211
Total	$2,549,820	$3,073,778
______________________
(1)As of June 30, 2025 and 2024, no single country other than the United States and United Kingdom accounted for more than 10% of total long-lived assets.

NOTE 21—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2022	$(3,316)	$(656)	$—	$(3,687)	$(7,659)
Other comprehensive income (loss) before reclassifications, net of tax	(40,798)	(941)	(602)	(6,605)	(48,946)
Amounts reclassified into net income, net of tax	—	2,721	—	325	3,046
Total other comprehensive income (loss), net	(40,798)	1,780	(602)	(6,280)	(45,900)
Balance as of June 30, 2023	(44,114)	1,124	(602)	(9,967)	(53,559)
Other comprehensive income (loss) before reclassifications, net of tax	(15,646)	(2,697)	228	640	(17,475)
Amounts reclassified into net income, net of tax	—	965	—	450	1,415
Total other comprehensive income (loss) net	(15,646)	(1,732)	228	1,090	(16,060)
Balance as of June 30, 2024	(59,760)	(608)	(374)	(8,877)	(69,619)
Other comprehensive income (loss) before reclassifications, net of tax	(3,548)	(403)	1,131	1,876	(944)
Amounts reclassified into net income, net of tax	—	2,531	—	965	3,496
Total other comprehensive income (loss), net	(3,548)	2,128	1,131	2,841	2,552
Balance as of June 30, 2025	$(63,308)	$1,520	$757	$(6,036)	$(67,067)
______________________
(1)The amount of foreign currency translation recognized in other comprehensive income during the year ended June 30, 2025 and 2024 included net gains (losses) relating to our net investment hedge of $(73.1) million and $(0.3) million, respectively, as further discussed in Note 17 “Derivative Instruments and Hedging Activities.”
NOTE 22—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2025	2024	2023
Cash paid during the period for interest	$352,383	$533,866	$360,232
Cash received during the period for interest	48,324	45,465	53,486
Cash paid during the period for income taxes	411,570	294,769	202,486
NOTE 23—OTHER INCOME (EXPENSE), NET

	Year Ended June 30,
	2025	2024	2023
Foreign exchange gains (losses) (1)	$(24,888)	$1,202	$56,599
Unrealized gains (losses) on derivatives not designated as hedges (2)	(44,286)	3,116	(128,841)
Realized gains (losses) on derivatives not designated as hedges (3)	(10,380)	—	137,471
OpenText share in net income (loss) of equity investees (4)	230	(18,194)	(23,077)
Loss on debt extinguishment (5) (6)	—	(56,393)	(8,152)
Gain on AMC Divestiture (7)	(4,175)	429,102	—
Other miscellaneous income (expense)	712	(442)	469
Total other income (expense), net	$(82,787)	$358,391	$34,469
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
(6)On December 1, 2022, the Company amended the Acquisition Term Loan and Bridge Loan to reallocate commitments under the now-terminated bridge loan to the Acquisition Term Loan and terminated all remaining commitments under the now-terminated bridge loan which resulted in a loss on debt extinguishment related to unamortized debt issuance costs (see Note 11 “Long-Term Debt” for more details).
(7)On May 1, 2024, the Company completed the sale of its AMC business, which resulted in a gain on disposition (see Note 19 “Acquisitions and Divestitures” for more details).
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

	Year Ended June 30,
	2025	2024	2023
Basic earnings per share
Net income attributable to OpenText	$435,868	$465,090	$150,379
Basic earnings per share attributable to OpenText	$1.66	$1.71	$0.56
Diluted earnings per share
Net income attributable to OpenText	$435,868	$465,090	$150,379
Diluted earnings per share attributable to OpenText	$1.65	$1.71	$0.56
Weighted-average number of shares outstanding (in ‘000’s)
Basic	263,274	271,548	270,299
Effect of dilutive securities	376	1,040	152
Diluted	263,650	272,588	270,451
Excluded as anti-dilutive (1)	12,642	8,401	8,909
______________________
(1)Represents options to purchase Common Shares excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.
NOTE 25—RELATED PARTY TRANSACTIONS
Our procedure regarding the approval of any related party transaction requires that the material facts of such transaction be reviewed by the independent members of the Audit Committee and the transaction be approved by a majority of the independent members of the Audit Committee. The Audit Committee reviews all transactions in which we are, or will be, a participant and any related party has or will have a direct or indirect interest in the transaction. In determining whether to approve a related party transaction, the Audit Committee generally takes into account, among other facts it deems appropriate, whether the transaction is on terms no less favourable than terms generally available to an unaffiliated third-party under the same or similar circumstances; the extent and nature of the related person’s interest in the transaction; the benefits to the Company of the proposed transaction; if applicable, the effects on a director’s independence; and if applicable, the availability of other sources of comparable services or products.
During the year ended June 30, 2025, 2024 and 2023, Mr. Stephen Sadler, a member of the Board of Directors, earned consulting fees from OpenText for assistance with acquisition-related business activities. The fees earned were not material. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

NOTE 26—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on August 6, 2025, a dividend of $0.2750 per Common Share. The record date for this dividend is September 5, 2025 and the payment date is September 19, 2025. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Share Repurchase Plan
On August 6, 2025, the Company renewed its share repurchase plan, pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12 month period commencing on August 12, 2025 until August 11, 2026, if considered advisable, up to an aggregate of $300 million of its common shares on the TSX (as part of a Fiscal 2026 NCIB, defined below), the NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the Fiscal 2026 Repurchase Plan). The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2026 Repurchase Plan will be effected in accordance with Rule 10b-18 under the Exchange Act and includes a normal course issuer bid to provide means to execute purchases over the TSX.
Normal Course Issuer Bid
On August 6, 2025, the Company renewed its normal course issuer bid (the “Fiscal 2026 NCIB”) in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2026 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2026 NCIB, pursuant to which the Company may purchase Common Shares over the TSX for the period commencing on August 12, 2025 until August 11, 2026 in accordance with the TSX's normal course issuer bid rules, including that such purchases are to be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 24,906,456 (representing 10% of the Company’s public float calculated in accordance with TSX rules) as of July 31, 2025, and the maximum number of Common Shares that can be purchased on a single day is 224,146 Common Shares, which was 25% of 896,585 (calculated in accordance with TSX rules based on the average daily trading volume for the Common Shares on the TSX for the six months ended July 31, 2025), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18 under the Exchange Act. Further, as part of the NCIB renewal, the Company has established an ASPP with its broker to facilitate repurchases of Common Shares.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date:	August 7, 2025

		By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ CHADWICK WESTLAKE
Chadwick Westlake Executive Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ COSMIN BALOTA
Cosmin Balota Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/s/ MARK J. BARRENECHEA	Vice Chair, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)	August 7, 2025
Mark J. Barrenechea
/S/ P. THOMAS JENKINS	Chair of the Board	August 7, 2025
P. Thomas Jenkins
/S/ RANDY FOWLIE	Director	August 7, 2025
Randy Fowlie
/S/ DAVID FRASER	Director	August 7, 2025
David Fraser
/S/ ROBERT HAU	Director	August 7, 2025
Robert Hau
/S/ GOLDY HYDER	Director	August 7, 2025
Goldy Hyder
/S/ KRISTEN LUDGATE	Director	August 7, 2025
Kristen Ludgate
/S/ FLETCHER PREVIN	Director	August 7, 2025
Fletcher Previn
/S/ ANNETTE RIPPERT	Director	August 7, 2025
Annette Rippert
/S/ STEPHEN J. SADLER	Director	August 7, 2025
Stephen J. Sadler
/S/ KATHARINE B. STEVENSON	Director	August 7, 2025
Katharine B. Stevenson
/S/ DEBORAH WEINSTEIN	Director	August 7, 2025
Deborah Weinstein