Form 10-Q
period 2025-09-30
OPEN TEXT CORP
filed 2025-11-05
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At October 31, 2025, there were 252,011,071 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I - Financial Information
Item 1. Financial Statements
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	September 30, 2025	June 30, 2025
ASSETS	(Unaudited)
Cash and cash equivalents	$1,087,083	$1,156,496
Accounts receivable trade, net of allowance for credit losses of $14,670 as of September 30, 2025 and $14,258 as of June 30, 2025	590,974	659,675
Contract assets (Note 3)	80,956	77,920
Income taxes recoverable (Note 13)	75,706	108,792
Prepaid expenses and other current assets (Note 7)	198,191	198,575
Assets held for sale (Note 17)	104,023	—
Total current assets	2,136,933	2,201,458
Property and equipment, net of accumulated depreciation of $710,851 as of September 30, 2025 and $835,324 as of June 30, 2025	370,552	375,252
Operating lease right of use assets (Note 4)	186,920	197,977
Long-term contract assets (Note 3)	50,902	49,293
Goodwill (Note 5)	7,441,579	7,517,463
Acquired intangible assets (Note 6)	1,852,906	1,976,591
Deferred tax assets (Note 13)	1,062,736	1,080,575
Other assets (Note 7)	301,792	307,693
Long-term income taxes recoverable (Note 13)	70,966	67,762
Total assets	$13,475,286	$13,774,064
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$889,195	$1,026,583
Current portion of long-term debt (Note 9)	35,850	35,850
Operating lease liabilities (Note 4)	73,770	75,914
Deferred revenues (Note 3)	1,403,126	1,515,382
Income taxes payable (Note 13)	46,612	93,325
Liabilities held for sale (Note 17)	14,111	—
Total current liabilities	2,462,664	2,747,054
Long-term liabilities:
Accrued liabilities (Note 8)	41,635	42,312
Pension liability, net (Note 10)	133,522	132,215
Long-term debt (Note 9)	6,338,869	6,342,071
Long-term operating lease liabilities (Note 4)	181,973	189,949
Long-term deferred revenues (Note 3)	158,883	168,757
Long-term income taxes payable (Note 13)	74,337	79,604
Deferred tax liabilities (Note 13)	130,654	141,514
Total long-term liabilities	7,059,873	7,096,422
Shareholders’ equity:
Share capital and additional paid-in capital (Note 11)
251,964,241 and 254,784,391 Common Shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively; authorized Common Shares: unlimited	2,189,340	2,193,985
Accumulated other comprehensive income (loss) (Note 19)	(46,511)	(67,067)
Retained earnings	1,938,716	1,940,113
Treasury stock, at cost (4,452,019 and 4,648,036 shares at September 30, 2025 and June 30, 2025, respectively)	(130,561)	(138,164)
Total OpenText shareholders’ equity	3,950,984	3,928,867
Non-controlling interests	1,765	1,721
Total shareholders’ equity	3,952,749	3,930,588
Total liabilities and shareholders’ equity	$13,475,286	$13,774,064
Guarantees and contingencies (Note 12)
Related party transactions (Note 23)
Subsequent events (Note 24)
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars and shares, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Revenues (Note 3):
Cloud services and subscriptions	$484,509	$457,024
Customer support	586,845	595,490
License	134,548	125,813
Professional service and other	82,233	90,678
Total revenues	1,288,135	1,269,005
Cost of revenues:
Cloud services and subscriptions	172,217	175,257
Customer support	64,064	62,574
License	7,096	6,657
Professional service and other	63,038	66,915
Amortization of acquired technology-based intangible assets (Note 6)	44,204	47,244
Total cost of revenues	350,619	358,647
Gross profit	937,516	910,358
Operating expenses:
Research and development	169,128	190,693
Sales and marketing	257,055	245,882
General and administrative	105,763	106,730
Depreciation	35,921	32,171
Amortization of acquired customer-based intangible assets (Note 6)	79,561	81,504
Special charges (recoveries) (Note 16)	20,139	47,136
Total operating expenses	667,567	704,116
Income from operations	269,949	206,242
Other income (expense), net (Note 21)	(2,976)	(35,655)
Interest and other related expense, net	(81,114)	(84,282)
Income before income taxes	185,859	86,305
Provision for income taxes (Note 13)	39,199	1,883
Net income	$146,660	$84,422
Net (income) attributable to non-controlling interests	(44)	(54)
Net income attributable to OpenText	$146,616	$84,368
Earnings per share—basic attributable to OpenText (Note 22)	$0.58	$0.32
Earnings per share—diluted attributable to OpenText (Note 22)	$0.58	$0.32
Weighted average number of Common Shares outstanding—basic	253,645	267,400
Weighted average number of Common Shares outstanding—diluted	253,772	267,821
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Net income	$146,660	$84,422
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	22,177	(5,190)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss)—net of tax (1)	(1,675)	654
(Gain) loss reclassified into net income—net of tax (2)	(112)	262
Unrealized gain (loss) on available-for-sale financial assets:
Unrealized gain (loss)—net of tax (3)	161	248
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss)—net of tax (4)	—	(1,045)
Amortization of actuarial (gain) loss into net income—net of tax (5)	5	234
Total other comprehensive income (loss), net	20,556	(4,837)
Total comprehensive income	167,216	79,585
Comprehensive income attributable to non-controlling interests	(44)	(54)
Total comprehensive income attributable to OpenText	$167,172	$79,531
______________________
(1)Net of tax expense (recovery) of $(604) and $236 for the three months ended September 30, 2025 and 2024, respectively.
(2)Net of tax expense (recovery) of $(41) and $94 for the three months ended September 30, 2025 and 2024, respectively.
(3)Net of tax expense (recovery) of $66 and $207 for the three months ended September 30, 2025 and 2024, respectively.
(4)Net of tax expense (recovery) of $0 and $(43) for the three months ended September 30, 2025 and 2024, respectively.
(5)Net of tax expense (recovery) of $4 and $92 for the three months ended September 30, 2025 and 2024, respectively.
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(Unaudited)

	Three Months Ended September 30, 2025
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	254,784	$2,193,985	(4,648)	$(138,164)	$1,940,113	$(67,067)	$1,721	$3,930,588
Issuance of Common Shares
Under employee stock option plans	25	555	—	—	—	—	—	555
Under employee stock purchase plans	311	7,596	—	—	—	—	—	7,596
Share-based compensation	—	17,681	—	—	—	—	—	17,681
Issuance of treasury stock	—	(7,402)	196	7,603	—	—	—	201
Repurchase of Common Shares	(3,156)	(23,075)	—	—	(78,648)	—	—	(101,723)
Dividends declared ($0.275 per Common Share)	—	—	—	—	(69,365)	—	—	(69,365)
Other comprehensive income (loss) - net	—	—	—	—	—	20,556	—	20,556
Net income for the period	—	—	—	—	146,616	—	44	146,660
Balance as of September 30, 2025	251,964	$2,189,340	(4,452)	$(130,561)	$1,938,716	$(46,511)	$1,765	$3,952,749

	Three Months Ended September 30, 2024
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	267,801	$2,271,886	(3,136)	$(123,268)	$2,119,159	$(69,619)	$1,523	$4,199,681
Issuance of Common Shares
Under employee stock option plans	5	141	—	—	—	—	—	141
Under employee stock purchase plans	389	9,863	—	—	—	—	—	9,863
Share-based compensation	—	29,446	—	—	—	—	—	29,446
Purchase of treasury stock	—	—	(824)	(25,010)	—	—	—	(25,010)
Issuance of treasury stock	—	(1,930)	60	2,632	(702)	—	—	—
Repurchase of Common Shares	(2,649)	(19,215)	—	—	(67,266)	—	—	(86,481)
Dividends declared ($0.2625 per Common Share)	—	—	—	—	(70,338)	—	—	(70,338)
Other comprehensive income (loss) - net	—	—	—	—	—	(4,837)	—	(4,837)
Net income for the period	—	—	—	—	84,368	—	54	84,422
Balance as of September 30, 2024	265,546	$2,290,191	(3,900)	$(145,646)	$2,065,221	$(74,456)	$1,577	$4,136,887
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$146,660	$84,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	159,686	160,919
Share-based compensation expense	17,681	29,558
Pension expense	3,141	3,463
Amortization of debt discount and issuance costs	5,760	5,296
Write-off of right of use assets	4,422	—
Loss on sale and write down of property and equipment, net	2,314	2
Deferred taxes	(15,132)	(42,150)
Share in net (income) of equity investees	(2,417)	(455)
Changes in derivative instruments	(7,843)	24,935
Changes in operating assets and liabilities:
Accounts receivable	93,998	57,607
Contract assets	(30,970)	(33,849)
Prepaid expenses and other current assets	(2,096)	22,151
Income taxes	(33,112)	(193,509)
Accounts payable and accrued liabilities	(89,793)	(107,520)
Deferred revenue	(108,798)	(76,531)
Other assets	7,809	(4,742)
Operating lease assets and liabilities, net	(3,547)	(7,403)
Net cash provided by (used in) operating activities	147,763	(77,806)
Cash flows from investing activities:
Additions of property and equipment	(46,534)	(39,316)
Proceeds from interest on derivative instruments	870	2,519
Other investing activities	632	357
Net cash used in investing activities	(45,032)	(36,440)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	8,380	9,449
Repayment of long-term debt and Revolver	(8,963)	(8,963)
Net change in transition services agreement obligation	—	(4,295)
Repurchase of Common Shares	(107,629)	(87,403)
Purchase of treasury stock	—	(25,000)
Payments of dividends to shareholders	(68,220)	(69,061)
Net cash used in financing activities	(176,432)	(185,273)
Foreign exchange gain on cash held in foreign currencies	4,306	19,136
Decrease in cash, cash equivalents and restricted cash during the period	(69,395)	(280,383)
Cash, cash equivalents and restricted cash at beginning of the period	1,158,106	1,282,793
Cash, cash equivalents and restricted cash at end of the period	$1,088,711	$1,002,410

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

Reconciliation of cash, cash equivalents and restricted cash:	September 30, 2025	September 30, 2024
Cash and cash equivalents	$1,087,083	$1,000,219
Restricted cash (1)	1,628	2,191
Total cash, cash equivalents and restricted cash	$1,088,711	$1,002,410
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (Note 7).
Supplemental cash flow disclosures (Note 4 and Note 20)
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2025
(Unless otherwise noted, tabular amounts in thousands of U.S. dollars, except share and per share data)
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company.” We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd., which as of September 30, 2025, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
The Company’s fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “Fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “Fiscal 2026” refer to the fiscal year ended June 30, 2026.
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
NOTE 2—ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted in Fiscal 2026
During Fiscal 2026, we have not adopted any accounting pronouncements that have had a material impact to our Condensed Consolidated Financial Statements or disclosures.
Accounting Pronouncements Not Yet Adopted in Fiscal 2026
Income Taxes
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for annual reporting periods beginning after December 15, 2024. The amendments in this ASU may be applied on a prospective or retrospective basis, with early adoption permitted. The impact of our adoption of such guidance will be reflected in our 2026 annual consolidated financial statements.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses (Subtopic 220-40),” which requires additional disclosures of specific expense categories included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in this ASU may be applied on a prospective or retrospective basis, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2024-03 on the Company’s financial disclosures.

Credit Losses
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments - Credit Losses (Topic 326)”, which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The guidance will be effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The amendments in this ASU may be applied on a prospective basis, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2025-05 on the Company’s financial disclosures.
Internal-Use Software
In September 2025, the FASB issued ASU 2025-06 “Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40),” which amends guidance related to the accounting for internal-use software development costs. The guidance will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The amendments in this ASU may be applied on a prospective, modified prospective or retrospective basis, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2025-06 on the Company’s financial disclosures.
NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended September 30,
	2025	2024
Total Revenues by Geography:
Americas (1)	$733,576	$728,243
EMEA (2)	438,802	419,231
Asia Pacific (3)	115,757	121,531
Total revenues	$1,288,135	$1,269,005
______________________
(1)Americas consists of countries in North, Central and South America.
(2)EMEA consists of countries in Europe, the Middle East and Africa.
(3)Asia Pacific primarily consists of Australia, Japan, Singapore, India and China.

	Three Months Ended September 30,
	2025	2024
Total Revenues by Type of Performance Obligation:
Recurring revenues (1)
Cloud services and subscriptions revenue	$484,509	$457,024
Customer support revenue	586,845	595,490
Total recurring revenues	$1,071,354	$1,052,514
License revenue (perpetual, term and subscriptions)	134,548	125,813
Professional service and other revenue	82,233	90,678
Total revenues	$1,288,135	$1,269,005
______________________
(1)Recurring revenue is defined as the sum of Cloud services and subscriptions revenue and Customer support revenue.

	Three Months Ended September 30,
	2025	2024
Total Revenues by Timing of Revenue Recognition:
Point in time	$134,548	$125,813
Over time (including professional service and other revenue)	1,153,587	1,143,192
Total revenues	$1,288,135	$1,269,005
Revenue by Product Categories
We have seven product categories (previously referred to as business clouds) as part of our Information Management solutions: Content, Business Network, IT Operations Management (ITOM, also known as Observability and Service Management (OSM)), Cybersecurity (Enterprise), Cybersecurity (Small and Medium-Sized Businesses (SMB) & Consumer), Application Delivery Management (ADM, also known as DevOps), and Analytics. The following table disaggregates total revenue and total cloud services and subscription revenue by product category for the periods indicated. The Company believes this presentation is useful as it provides additional information:

	Three Months Ended September 30,
	2025	2024
Total Revenues by Product Categories
Content	$523,464	$506,891
Business Network	160,711	157,220
ITOM	113,444	120,209
Cybersecurity (Enterprise)	180,747	170,559
Cybersecurity (SMB & Consumer)	131,727	138,400
ADM (1)	122,096	118,946
Analytics	55,946	56,780
Total revenues by Product Categories	$1,288,135	$1,269,005

Total Cloud services and subscriptions revenue by Product Categories
Content	$135,612	$112,290
Business Network	152,199	147,568
ITOM	6,763	4,270
Cybersecurity (Enterprise)	21,017	21,297
Cybersecurity (SMB & Consumer)	121,321	127,229
ADM (1)	31,167	25,003
Analytics	16,430	19,367
Total cloud services and subscriptions revenues by Product Categories	$484,509	$457,024
______________________
(1)ADM was previously named Application Automation.
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

The balance for our contract assets and contract liabilities (i.e., deferred revenues) for the periods indicated below were as follows:

	As of September 30, 2025	As of June 30, 2025
Short-term contract assets	$80,956	$77,920
Long-term contract assets	50,902	49,293
Short-term deferred revenues (1)	1,403,126	1,515,382
Long-term deferred revenues (1)	158,883	168,757
______________________
(1)Excludes $13.2 million of short-term deferred revenues and $0.4 million of long-term deferred revenues that have been reclassified to Liabilities held for sale as of September 30, 2025, related to the proposed divestiture of the eDOCS business. See Note 17 “Acquisitions and Divestitures” for more details.
The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and customer payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the three months ended September 30, 2025, we reclassified $26.3 million (three months ended September 30, 2024—$26.1 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three months ended September 30, 2025 and 2024, respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to cloud services and customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the three months ended September 30, 2025 that was included in the deferred revenue balances at June 30, 2025 was $650.1 million (three months ended September 30, 2024—$652.3 million).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2025:

Capitalized costs to obtain a contract as of June 30, 2025	$129,026
New capitalized costs incurred	11,941
Amortization of capitalized costs	(12,592)
Impact of foreign exchange rate changes	616
Capitalized costs to obtain a contract as of September 30, 2025	$128,991
During the three months ended September 30, 2025 and 2024, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to Note 7 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.
Remaining Performance Obligations
Remaining performance obligations (RPO) represent contracted revenue that has not yet been recognized. They include amounts recognized as deferred revenue and amounts that are contracted but will be billed and recognized as revenue in future periods.

The following table provides RPO information as of September 30, 2025. The 12-month periods noted below are as of the dates presented, with the remaining balances recognized substantially over the next three years thereafter.

($ in billions)	As of September 30, 2025
Total RPO (1)	$4.2
% recognized as revenue over the following 12 months	59%
Cloud services and subscriptions RPO	$2.5
% recognized as revenue over the following 12 months	49%
Customer support and other RPO (2)	$1.7
% recognized as revenue over the following 12 months	74%
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
The table above includes RPO related to the proposed divestiture of the eDOCS business which are reported within Liabilities held for sale. As of September 30, 2025, $15.3 million of revenue is expected to be recognized from remaining performance obligations on existing contracts related to eDOCS, of which $15.0 million relates to Customer support. We expect to recognize approximately 96% of the total RPO over the next 12 months.
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

The following illustrates the Condensed Consolidated Balance Sheets information related to leases:

	Balance Sheet Location	As of September 30, 2025	As of June 30, 2025
Operating Leases
Operating lease right of use assets	Operating lease right of use assets	$186,920	$197,977

Operating lease liabilities (current)	Operating lease liabilities	$73,770	$75,914
Operating lease liabilities (non-current)	Long-term operating lease liabilities	181,973	189,949
Total operating lease liabilities		$255,743	$265,863

Finance Leases
Finance lease receivables (current)	Prepaid expenses and other current assets	$1,902	$1,867
Finance lease receivables (non-current)	Other assets	103	457
Total finance lease receivables		$2,005	$2,324

Finance lease liabilities (current)	Accounts payable and accrued liabilities	$1,748	$1,877
Finance lease liabilities (non-current)	Accrued liabilities	103	457
Total finance lease liabilities		$1,851	$2,334
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of September 30, 2025	As of June 30, 2025
Weighted-average remaining lease term
Operating leases	4.48 years	4.59 years
Finance leases	1.00 year	1.23 years
Weighted-average discount rate
Operating leases	4.90%	4.92%
Finance leases	5.32%	5.33%
Lease Costs and Other Information
The following illustrates the various components of lease costs for the period indicated:

	Three Months Ended September 30,
	2025	2024
Operating lease cost	$19,704	$21,105
Short-term lease cost	217	339
Variable lease cost	976	1,055
Sublease income	(2,032)	(2,774)
Total lease cost	$18,865	$19,725

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of lease liabilities, and, as such, are excluded from the amounts below:

	Three Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$23,343	$25,918
Finance leases	510	1,124
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$6,415	$14,519
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our lease liabilities as of September 30, 2025:

Fiscal years ending June 30,	Operating Leases	Finance Leases
2026 (nine months ended)	$63,952	$1,437
2027	76,254	459
2028	56,537	—
2029	34,230	—
2030	20,486	—
Thereafter	31,616	—
Total lease payments	283,075	1,896
Less: Imputed interest	(27,332)	(45)
Total	$255,743	$1,851
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $7.2 million over the remainder of Fiscal 2026 and $16.0 million thereafter.
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2025:

Balance as of June 30, 2025	$7,517,463
Reclassification to Assets held for sale (1)	(83,406)
Impact of foreign exchange rate changes	7,522
Balance as of September 30, 2025	$7,441,579
______________________
(1)Adjustment to reclassify Goodwill to Assets held for sale related to the proposed divestiture of our eDOCS business. See Note 17 “Acquisitions and Divestitures” for more details.

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2025
	Cost	Accumulated Amortization	Net
Technology assets	$1,064,431	$(485,930)	$578,501
Customer assets	2,636,532	(1,362,127)	1,274,405
Total	$3,700,963	$(1,848,057)	$1,852,906

	As of June 30, 2025
	Cost	Accumulated Amortization	Net
Technology assets	$1,064,400	$(441,705)	$622,695
Customer assets	2,635,686	(1,281,790)	1,353,896
Total	$3,700,086	$(1,723,495)	$1,976,591
The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and nine years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2026 (nine months ended)	$343,650
2027	396,757
2028	379,568
2029	283,192
2030	209,426
2031 and Thereafter	240,313
Total	$1,852,906

NOTE 7—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of September 30, 2025	As of June 30, 2025
Deposits and restricted cash	$4,666	$2,456
Capitalized costs to obtain a contract	43,609	44,311
Short-term prepaid expenses and other current assets (1)	149,872	148,824
Derivative asset (2)	44	2,984
Total	$198,191	$198,575
______________________
(1)Excludes prepaid expenses and other current assets that have been reclassified to Assets held for sale as of September 30, 2025, related to the proposed divestiture of the eDOCS business. See Note 17 “Acquisitions and Divestitures” for more details.
(2)Represents the asset related to our derivative instrument activity. See Note 15 “Derivative Instruments and Hedging Activities” for more details.
Other assets:

	As of September 30, 2025	As of June 30, 2025
Deposits and restricted cash	$17,951	$22,720
Capitalized costs to obtain a contract	85,382	84,715
Investments	118,489	116,704
Available-for-sale financial assets	46,175	45,074
Long-term prepaid expenses and other long-term assets	33,795	38,480
Total	$301,792	$307,693
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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and is subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (see Note 21 “Other Income (Expense), Net”). During the three months ended September 30, 2025, our share of income (loss) from these investments was $2.4 million (three months ended September 30, 2024—$0.5 million).
A portion of the available-for-sale financial assets relate to contractual arrangements under insurance policies held by the Company with guaranteed interest rates that are utilized to meet certain pension and post-retirement obligations but do not meet the definition of a plan asset. The remaining portion of available-for-sale financial assets are primarily comprised of various debt and equity funds, which are valued utilizing market quotes provided by our third-party custodian. These arrangements are treated as available-for-sale financial assets measured at fair value quarterly (see Note 14 “Fair Value Measurement”) with unrealized gains and losses recorded within Other comprehensive income (loss), net (see Note 19 “Accumulated Other Comprehensive Income (Loss)”).
Prepaid expenses and other assets, both short-term and long-term, include advance payments on licenses that are being amortized over the applicable terms of the licenses and other miscellaneous assets.

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of September 30, 2025	As of June 30, 2025
Accounts payable—trade (1)	$128,145	$136,204
Accrued salaries, incentives and commissions (1)	194,978	254,230
Accrued liabilities	208,324	229,070
Accrued sales and other tax liabilities	17,074	32,964
Derivative liability (2)	257,187	275,810
Accrued interest on long-term debt	51,917	37,729
Amounts payable in respect of restructuring and other special charges	24,082	53,771
Asset retirement obligations	7,488	6,805
Total	$889,195	$1,026,583
______________________
(1)Excludes $0.5 million of Accounts payable and accrued liabilities that have been reclassified to Liabilities held for sale as of September 30, 2025, related to the proposed divestiture of the eDOCS business. See Note 17 “Acquisitions and Divestitures” for more details.
(2)Represents the liability related to our derivative instrument activity (see Note 15 “Derivative Instruments and Hedging Activities” for more details).
Long-term accrued liabilities:

	As of September 30, 2025	As of June 30, 2025
Amounts payable in respect of restructuring and other special charges	$8,893	$8,591
Other accrued liabilities	10,063	10,801
Asset retirement obligations	22,679	22,920
Total	$41,635	$42,312
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of September 30, 2025, the present value of this obligation was $30.2 million (June 30, 2025—$29.7 million), with an undiscounted value of $32.5 million (June 30, 2025—$32.2 million).

NOTE 9—LONG-TERM DEBT

	As of September 30, 2025	As of June 30, 2025
Total debt
Senior Notes 2031	$650,000	$650,000
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	850,000
Senior Notes 2028	900,000	900,000
Senior Secured Notes 2027	1,000,000	1,000,000
Acquisition Term Loan	2,176,413	2,185,375
Total principal payments due	6,476,413	6,485,375

Unamortized debt discount and issuance costs	(101,694)	(107,454)
Total amount outstanding	6,374,719	6,377,921
Less:
Current portion of long-term debt
Acquisition Term Loan	35,850	35,850
Total current portion of long-term debt	35,850	35,850

Non-current portion of long-term debt	$6,338,869	$6,342,071
Senior Unsecured Fixed Rate Notes
Senior Notes 2031
On November 24, 2021, a subsidiary of the Company issued $650 million in aggregate principal amount of 4.125% senior notes due 2031 guaranteed by the Company (Senior Notes 2031) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (Securities Act), and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2031 bear interest at a rate of 4.125% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2022. Senior Notes 2031 will mature on December 1, 2031, unless earlier redeemed, in accordance with their terms, or repurchased.
For the three months ended September 30, 2025, we recorded interest expense of $6.7 million relating to Senior Notes 2031 (three months ended September 30, 2024— $6.7 million).
Senior Notes 2030
On February 18, 2020, a subsidiary of the Company issued $900 million in aggregate principal amount of 4.125% senior notes due 2030 guaranteed by the Company (Senior Notes 2030) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2030 bear interest at a rate of 4.125% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2020. Senior Notes 2030 will mature on February 15, 2030, unless earlier redeemed, in accordance with their terms, or repurchased.
For the three months ended September 30, 2025, we recorded interest expense of $9.3 million relating to Senior Notes 2030 (three months ended September 30, 2024—$9.3 million).
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
For the three months ended September 30, 2025, we recorded interest expense of $8.2 million relating to Senior Notes 2029 (three months ended September 30, 2024—$8.2 million).

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
For the three months ended September 30, 2025, we recorded interest expense of $8.7 million relating to Senior Notes 2028 (three months ended September 30, 2024—$8.7 million).
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
The Senior Secured Notes 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries, and are secured with the same priority as the Company’s senior credit facilities. The Senior Secured Notes 2027 and the related guarantees are effectively senior to all of the Company’s and the guarantors’ senior unsecured debt to the extent of the value of the Collateral (as defined in the indenture to the Senior Secured Notes 2027) and are structurally subordinated to all existing and future liabilities of each of the Company’s existing and future subsidiaries that do not guarantee the Senior Secured Notes 2027. As of September 30, 2025, the Senior Secured Notes 2027 bear an effective interest rate of 7.39%. The effective interest rate includes interest expense of $17.3 million and amortization of debt discount and issuance costs of $0.7 million.
For the three months ended September 30, 2025, we recorded interest expense of $17.3 million relating to Senior Secured Notes 2027 (three months ended September 30, 2024—$17.3 million).
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
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2025, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.35:1.00.
The Revolver requires us to pay a facility fee on unused commitments based on the consolidated net leverage ratio. As of September 30, 2025, the facility fee under the Revolver was 0.30%. For the three months ended September 30, 2025 and September 30, 2024, we recorded $0.6 million of facility fees in Interest and other related expense, net, in our Condensed Consolidated Statements of Income.
As of September 30, 2025, we had no outstanding balance under the Revolver (June 30, 2025—nil). During the three months ended September 30, 2025 and 2024, there was no interest expense recorded relating to the Revolver.
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
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR (as defined in the Acquisition Term Loan) plus an applicable margin of 1.75%. As of September 30, 2025, the outstanding balance on the Acquisition Term Loan bears an interest rate of 6.07%. As of September 30, 2025, the Acquisition Term Loan bears an effective interest rate of 7.11%. The effective interest rate includes interest expense of $34.0 million and amortization of debt discount and issuance costs of $3.9 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of September 30, 2025, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.35:1:00.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver and the Senior Secured Notes 2027.
For the three months ended September 30, 2025, we recorded interest expense of $34.0 million relating to the Acquisition Term Loan (three months ended September 30, 2024—$42.9 million).
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
NOTE 10—PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS
Defined Benefit and Other Post-Retirement Benefit Plans
The Company has 45 pension and other post-retirement plans in multiple countries. All of our pension and other post-retirement plans are located outside of Canada and the United States. The plans are primarily located in Germany, which, as of September 30, 2025, make up approximately 49% of the total net benefit pension obligations.
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
The following are details of net pension expense relating to the defined benefit pension plans:

	Three Months Ended September 30,
	2025	2024
Pension expense:
Service cost	$2,909	$2,828
Interest cost	3,520	3,337
Expected return of plan assets	(3,296)	(3,029)
Amortization of actuarial (gains) losses	8	327
Net pension expense	$3,141	$3,463
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under Interest and other related expense, net on our Condensed Consolidated Statements of Income.
NOTE 11—EQUITY AND SHARE-BASED COMPENSATION
Equity
Cash Dividends
For the three months ended September 30, 2025, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.275 per Common Share in the aggregate amount of $68.2 million, which we paid during the same period (three months ended September 30, 2024—$0.2625 per Common Share in the aggregate amount of $69.1 million).
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
During the three months ended September 30, 2025, we did not repurchase Common Shares on the open market for potential settlement of awards under our “Long-Term Incentive Plans” and “Restricted Share Units (Other)” or other plans as described below (three months ended September 30, 2024 —824,414 Common Shares at a cost of $25.0 million).
During the three months ended September 30, 2025, we delivered to eligible participants 196,017 Common Shares at a cost of $7.6 million that were purchased in the open market in connection with the settlement of awards under our LTIP and other plans (three months ended September 30, 2024 —60,887 Common Shares at a cost of $2.6 million).
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%. During the three months ended September 30, 2025, 244,450 Common Shares were eligible for issuance to employees enrolled in the ESPP (three months ended September 30, 2024—389,302 Common Shares). During the three months ended September 30, 2025, cash in the amount of $7.8 million was received from employees relating to the ESPP (three months ended September 30, 2024—$9.9 million).
Share Repurchase Plan
On April 30, 2024, the Company’s Board of Directors (the Board) authorized a share repurchase plan (the Fiscal 2024 Repurchase Plan) pursuant to which we were authorized to purchase for cancellation, in open market transactions from time to time over the 12-month period commencing on May 7, 2024 until May 6, 2025, up to an aggregate of $250 million of our Common Shares.
On July 31, 2024, in order to align our share repurchase plan to our fiscal year, the Board approved the early termination of the Fiscal 2024 Repurchase Plan and authorized a share repurchase plan (the Fiscal 2025 Repurchase Plan), pursuant to which we were authorized to purchase for cancellation from time to time over the 12-month period commencing on August 7,

2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of our Common Shares. On March 13, 2025, the Company increased the authorized limit of the Fiscal 2025 Repurchase Plan by $150 million to $450 million.
On August 6, 2025, the Company renewed its share repurchase plan, pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 12, 2025 until August 11, 2026, if considered advisable, up to an aggregate of $300 million of our Common Shares on the Toronto Stock Exchange (TSX) as part of a normal course issuer bid renewed by the Company on August 6, 2025 (Fiscal 2026 NCIB), the NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the Fiscal 2026 Repurchase Plan). The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2026 Repurchase Plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act) and includes a normal course issuer bid to provide means to execute purchases over the TSX (the Fiscal 2026 NCIB). Further, as part of the renewal of the Fiscal 2026 NCIB, the Company established an automatic share purchase plan (ASPP) with its broker to facilitate repurchases of Common Shares.
During the three months ended September 30, 2025, we repurchased and cancelled 3,156,323 Common Shares for $102.0 million, inclusive of 2% Canadian excise taxes recorded (three months ended September 30, 2024— 2,649,131 Common Shares for $86.5 million).
Additionally, as of September 30, 2025, we recorded an accrual within Accounts payable and accrued liabilities and a corresponding charge to Retained earnings of $25.0 million, representing the estimated value of Common Shares expected to be repurchased following the fiscal quarter ended September 30, 2025 pursuant to the ASPP.
Share-Based Compensation
Share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended September 30,
	2025	2024
Stock Options (issued under Stock Option Plans)	$1,006	$2,736
Performance Share Units (issued under LTIP)	3,385	7,188
Restricted Share Units (issued under LTIP)	3,571	3,767
Restricted Share Units (other)	7,465	13,285
Deferred Share Units (directors)	914	845
Employee Stock Purchase Plan	1,340	1,737
Total share-based compensation expense	$17,681	$29,558
A summary of unrecognized compensation cost for unvested share-based compensation awards is as follows:

	As of September 30, 2025
	Unrecognized Compensation Cost	Weighted Average Recognition Period (years)
Stock Options (issued under Stock Option Plans)	$30,582	2.08
Performance Share Units (issued under LTIP)	66,623	2.44
Restricted Share Units (issued under LTIP)	27,074	1.69
Restricted Share Units (other)	25,279	1.46
Total unrecognized share-based compensation cost	$149,558

Stock Option Plans
A summary of activity under our stock option plans for the three months ended September 30, 2025 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2025	12,306,554	$36.73	3.93	$5,942
Granted	317,500	30.22
Exercised	(24,501)	30.15
Forfeited or expired	(3,112,072)	37.10
Outstanding at September 30, 2025	9,487,481	$36.40	3.46	$37,920
Exercisable at September 30, 2025	5,520,435	$39.97	2.12	$10,903
As of September 30, 2025, 7,575,120 options to purchase Common Shares were available for issuance under our stock option plans.
We estimate the fair value of stock options using the Black-Scholes option-pricing model consistent with the provisions of ASC Topic 718, “Compensation—Stock Compensation” (Topic 718) and SEC Staff Accounting Bulletin No. 107. The option-pricing models require input of subjective assumptions, including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility as a basis for projecting the expected volatility of the underlying stock and estimate the expected life of our stock options based upon historical data.
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended September 30,
	2025	2024
Weighted–average fair value of options granted	$6.69	$5.77
Weighted-average assumptions used:
Expected volatility	31.00%	28.60%
Risk–free interest rate	3.77%	3.66%
Expected dividend yield	3.52%	3.51%
Expected life (in years)	4.37	4.31
Forfeiture rate (based on historical rates)	7%	7%
Average exercise share price	$30.22	$28.49
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

Performance Share Units (Issued Under LTIP)
PSUs (issued under the LTIP) vest after three years from the respective date of grants and upon the achievement of Performance Conditions determined at the time of the grant.
A summary of activity under our PSUs issued under the LTIP for the three months ended September 30, 2025 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2025	1,972,941	$49.87	1.52	$51,956
Granted (1)	871,356	49.89
Forfeited or expired	(458,096)	45.24
Outstanding at September 30, 2025	2,386,201	$50.77	2.02	$89,196
______________________
(1)PSUs are earned based on market or performance conditions and the actual number of PSUs earned, if any, is dependent upon performance and may range from 0 to 200 percent.
For the periods indicated, the weighted-average fair value of market-based PSUs issued under the LTIP and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Three Months Ended September 30,
	2025	2024
Weighted–average fair value of performance share units granted	$50.18	$47.96
Weighted-average assumptions used:
Expected volatility	32.40%	30.26%
Risk–free interest rate	3.66%	3.67%
Expected dividend yield	—%	—%
Expected life (in years)	3.09	3.11
Restricted Share Units (Issued Under LTIP)
Beginning in Fiscal 2025, grants of RSUs (issued under the LTIP) vest on a straight-line basis over three years from the respective date of grants. Grants of RSUs (issued under the LTIP) prior to Fiscal 2025 vest after three years from the respective date of grants.
A summary of activity under our RSUs issued under the LTIP for the three months ended September 30, 2025 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2025	1,272,015	$33.11	1.70	$37,143
Granted	711,039	29.50
Vested	(189,262)	28.47
Forfeited or expired	(106,223)	30.30
Outstanding at September 30, 2025	1,687,569	$32.29	2.07	$63,081
Restricted Share Units (Other)
In addition to the grants made in connection with the LTIP discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. RSUs (other) vest over a specified contract date, typically two to four years from the respective date of grants.

A summary of activity under our RSUs (other) issued for the three months ended September 30, 2025 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2025	2,639,883	$33.11	2.00	$77,084
Granted	13,520	36.81
Vested	(6,756)	32.49
Forfeited or expired	(37,972)	33.85
Outstanding at September 30, 2025	2,608,675	$33.12	1.75	$97,512
Deferred Share Units (DSUs)
The DSUs are granted to certain non-employee directors. DSUs are issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
A summary of activity under our DSUs issued for the three months ended September 30, 2025 is as follows:

	Units	Weighted-Average Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2025 (1)	903,970	$31.04	0.34	$26,415
Granted	10,780	34.05
Outstanding at September 30, 2025 (2)	914,750	$31.07	0.10	$33,856
______________________
(1)Includes 62,177 unvested DSUs.
(2)Includes 62,601 unvested DSUs.
NOTE 12—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2025 - June 30, 2026	July 1, 2026 - June 30, 2028	July 1, 2028 - June 30, 2030	July 1, 2030 and beyond
Long-term debt obligations (1)	$7,786,983	$291,343	$2,599,604	$4,205,817	$690,219
Purchase obligations for contracts not accounted for as lease obligations (2)	280,437	184,182	96,255	—	—
Total	$8,067,420	$475,525	$2,695,859	$4,205,817	$690,219
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of September 30, 2025, in connection with the CRA’s reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $85.0 million. As of September 30, 2025, we have provisionally paid approximately $32.0 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within Long-term income taxes recoverable on the Condensed Consolidated Balance Sheets as of September 30, 2025.
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
NOTE 13—INCOME TAXES
The Company’s effective tax rate for the three months ended September 30, 2025, was 21.1%, compared to a provision of 2.2% for the three months ended September 30, 2024.
The Company’s effective tax rate for the three months ended September 30, 2025, differs from the Canadian federal and provincial statutory rate of 26.5% primarily due to tax benefits related to foreign tax credits, research and development credits, and changes in unrecognized tax benefits, partially offset by foreign source income inclusion in the U.S. and withholding taxes.
The Company’s effective tax rate for the three months ended September 30, 2024, differs from the Canadian statutory rate primarily due to tax benefits related to foreign tax credits, research and development credits, changes in unrecognized tax benefits, and differences in tax filings from provision, partially offset by disallowed share based compensation deductions, foreign source income inclusion in the U.S., and withholding taxes.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S., introducing amendments to U.S. tax laws with various effective dates. Key income tax-related provisions of the OBBBA include provisions related to bonus depreciation, research and development expenditures, interest expense deductibility, and revisions to international tax regimes. The changes had an immaterial impact to the Company’s tax provision for the period ended September 30, 2025.
As of September 30, 2025, the gross amount of unrecognized tax benefits accrued was $134.6 million (June 30, 2025 — $139.8 million), which is inclusive of interest and penalties accrued of $14.6 million (June 30, 2025 — $16.8 million). We believe that it is reasonably possible that the gross unrecognized tax benefits could decrease by $23.2 million in the next 12 months, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
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
The following table summarizes the fair value of the Company’s financial instruments as of September 30, 2025 and June 30, 2025:

		Fair Value
	Fair Value Hierarchy	September 30, 2025	June 30, 2025
Assets:
Available-for-sale financial assets (Note 7)	Level 2	$18,297	$17,721
Available-for-sale financial assets (Note 7)	Level 3	27,878	27,353
Derivative asset (Note 15)	Level 2	44	2,984

Liabilities:
Derivative liability (Note 15)	Level 2	$(257,187)	$(275,810)
Senior Notes (Note 9) (1)	Level 2	(4,177,380)	(4,158,921)
______________________
(1)Senior Notes are presented within the Condensed Consolidated Balance Sheets at amortized cost. See Note 9 “Long-Term Debt” for further details.
Changes in Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in the fair value of our Level 3 available-for-sale financial assets between June 30, 2025 and September 30, 2025.

Available-for-sale financial assets
Balance as of June 30, 2025	$27,353
Gain recognized in income	525
Balance as of September 30, 2025	$27,878
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended September 30, 2025 and 2024, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2025 and 2024, respectively, no indications of impairments were identified and therefore no fair value measurements were required.

NOTE 15—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Cross Currency Swaps
In connection with the Micro Focus Acquisition, in August 2022, we entered into EUR/USD cross currency swaps, which are comprised of 5-year EUR/USD cross currency swaps with a notional amount of €690 million and 7-year EUR/USD cross currency swaps with a notional amount of €690 million. In January 2025, we terminated certain of our outstanding 5-year EUR/USD cross currency swaps with an aggregate notional amount of €138 million and made a termination payment of approximately $10.4 million. The 5-year EUR/USD cross currency swaps are non-designated and are measured at fair value with changes to fair value being recognized in the Condensed Consolidated Statements of Income within Other income (expense), net.
Net Investment Hedge
In connection with the closing of the Micro Focus Acquisition, we designated the €690 million of 7-year EUR/USD cross currency swaps as net investment hedges in accordance with “Derivatives and Hedging” (Topic 815). The Company utilizes the designated cross currency swaps to protect our EUR-denominated operations against exchange rate fluctuations.
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
We have designated these transactions as cash flow hedges of forecasted transactions under Topic 815. As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within Other comprehensive income (loss), net within the Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2025, the fair value of the contracts is recorded within Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets and represents the net loss before tax effect that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months.
As of September 30, 2025, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $93.9 million (June 30, 2025—$93.5 million).

Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The fair values of outstanding derivative instruments are as follows:

		As of September 30, 2025		As of June 30, 2025
Instrument	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedges:
Cash flow hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$—	$(364)	$2,068	$—
Net investment hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	—	(150,160)	124	(161,304)
Total derivatives designated as hedges		—	(150,524)	2,192	(161,304)

Derivatives not designated as hedges:
Cross currency swap contracts	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	44	(106,663)	792	(114,506)
Total derivatives not designated as hedges		44	(106,663)	792	(114,506)
Total derivatives		$44	$(257,187)	$2,984	$(275,810)
The effects of gains (losses) from derivative instruments on our Condensed Consolidated Statements of Income is as follows:

		Three Months Ended September 30,
Instrument	Income Statement Location	2025	2024
Derivatives designated as hedges:
Cash flow hedge	Operating expenses	$153	$(356)
Net investment hedge	Interest and other related expense, net	124	727

Derivatives not designated as hedges:
Cross currency swap contracts	Other income (expense), net	7,843	(24,935)
Cross currency swap contracts	Interest and other related expense, net	136	681
Total		$8,256	$(23,883)
The effects of the cash flow and net investment hedges on our Condensed Consolidated Statements of Comprehensive Income:

	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income Location	Three Months Ended September 30,
		2025	2024
Gain (loss) recognized in OCI (loss) on cash flow hedge (effective portion)	Unrealized gain (loss) on cash flow hedge	$(2,279)	$890
Gain (loss) recognized in OCI (loss) on net investment hedge (effective portion)	Net foreign currency translation adjustment	11,443	(26,077)
Gain (loss) reclassified from AOCI into income (effective portion) - cash flow hedge	Operating expenses	153	(356)
Gain (loss) reclassified from AOCI into income (excluded from effectiveness testing) - net investment hedge	Interest and other related expense, net	561	561

NOTE 16—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition and divestiture-related costs and other similar charges.

	Three Months Ended September 30,
	2025	2024
Business Optimization Plan	$12,269	$42,503
Other historical restructuring plans	(590)	(1,920)
Divestiture-related costs	941	4,160
Acquisition-related costs	12	736
Other charges (recoveries)	7,507	1,657
Total	$20,139	$47,136
Business Optimization Plan
During the first quarter of Fiscal 2025, we made a strategic decision to align the Company’s workforce to support its growth and innovation plans (the Business Optimization Plan). The Business Optimization Plan charges relate to facility costs and workforce reductions. During the fourth quarter of Fiscal 2025, the Board approved an expansion of the Business Optimization Plan to complete strategic initiatives, integration and simplification following the Micro Focus Acquisition, the divestiture of our Application Modernization and Connectivity (AMC) business (the AMC Divestiture) to Rocket Software Inc. (Rocket Software) and other growth and innovation plans including the deployment of AI and automation. This expansion includes costs associated with workforce reduction due to automation, centralization and simplification, and corresponding facility costs related to a reduction of our real estate footprint globally. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
As of September 30, 2025, we expect total costs to be incurred in connection with the Business Optimization Plan to be approximately $260.0 million, of which $140.2 million has been recorded to date. For the three months ended September 30, 2025, $12.3 million has been recorded within Special charges (recoveries) within the Condensed Consolidated Statements of Income. The entire Business Optimization Plan is expected to be substantially completed by the second quarter of Fiscal 2027.
A reconciliation of the beginning and ending restructuring liability for the Business Optimization Plan, which is included within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets, for the three months ended September 30, 2025 is shown below.

Business Optimization Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2025	$48,283	$2,846	$51,129
Accruals and adjustments	4,893	3,019	7,912
Cash payments	(35,616)	(280)	(35,896)
Foreign exchange and other non-cash adjustments	736	(1,280)	(544)
Balance payable as of September 30, 2025	$18,296	$4,305	$22,601
Divestiture-related costs
Divestiture-related costs, recorded within Special charges (recoveries), include the direct costs related to the AMC and eDOCS divestitures.
Acquisition-related costs
Acquisition-related costs, recorded within Special charges (recoveries), include direct costs of potential and completed acquisitions.
Other charges (recoveries)
For the three months ended September 30, 2025, Other charges (recoveries) includes $7.5 million of expenses related to severance and other miscellaneous charges.

For the three months ended September 30, 2024, Other charges (recoveries) includes $1.6 million of other miscellaneous charges and $0.1 million related to pre-acquisition equity incentives of Zix Corporation, which upon acquisition were replaced by equivalent value cash settlements.
NOTE 17—ACQUISITIONS AND DIVESTITURES
Proposed Divestiture of eDOCS Business
On October 2, 2025, the Company entered into an agreement to divest an on-premise solutions (eDOCS), as a part of its Analytics product category, to NetDocuments Software, Inc. (NetDocuments), for $163.0 million in cash before taxes, fees and other adjustments. The transaction remains subject to customary approvals and closing conditions and is expected to close by early calendar year 2026.
As of September 30, 2025, the Company determined that the assets and liabilities of the eDOCS business met the criteria for held for sale classification and the respective assets and liabilities have been reclassified to Assets held for sale and Liabilities held for sale reported in our Condensed Consolidated Balance Sheets. The Company has determined that the eDOCS business does not constitute as a component, as its operations and cash flows cannot be clearly distinguished from the rest of the Company’s operations and cash flows due to significant shared costs, therefore, the transaction does not meet the discontinued operations criteria, and the results of operations from the eDOCS business are presented within Income from operations in our Condensed Consolidated Statements of Income. The Company expects that the sale proceeds less costs to sell will exceed the carrying value of the net assets for the eDOCS business. The carrying value is subject to change based on developments leading up to the closing date.
The following are classified as held for sale in the Condensed Consolidated Balance Sheets, which are related to the proposed divestiture of our eDOCS business. The following balances incorporate the use of management estimates and are subject to the changes based on developments leading up to the closing date of the transaction.

As of September 30, 2025
Assets held for sale
Accounts receivable trade, net of allowance for credit losses	$929
Prepaid expenses and other current assets	21
Goodwill	83,406
Long-term deferred tax assets	19,667
Total Assets held for sale	$104,023

Liabilities held for sale
Accounts payable and accrued liabilities	$454
Deferred revenues	13,155
Pension liability, net	110
Long-term deferred revenues	392
Total Liabilities held for sale	$14,111
Beginning in Fiscal 2026, the Company presents deferred tax assets and liabilities associated with transactions structured as share sales within Assets held for sale or Liabilities held for sale.
Divestiture of AMC Business
On May 1, 2024, the Company completed the AMC Divestiture. In connection with the AMC Divestiture, the Company entered into a transition services agreement (TSA) with Rocket Software, for which transition service costs were reimbursable by Rocket Software. For the three months ended September 30, 2024, the Company billed Rocket Software $14.5 million under the TSA. All transition services pursuant to the TSA were completed as of June 30, 2025.
NOTE 18—SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting” (Topic 280), establishes standards for reporting, by public business enterprises, information about operating segments, products and services, geographic areas and major customers. The method of determining what information, under Topic 280, to report is based on the way that an entity organizes operating segments for making operational decisions and how the entity’s management and the chief operating decision maker (CODM) assess an entity’s financial performance.
The Company’s CODM is its Interim Chief Executive Officer. Our operations are analyzed by the CODM as being part of a single industry segment: the design, development, marketing and sale of Information Management software and solutions. As such, segment revenues and significant segment expenses are as presented in the Condensed Consolidated Statements of Income. The CODM uses Net income attributable to OpenText and Adjusted EBITDA (as defined below), a non-GAAP measure, on a consolidated Company basis to evaluate and measure financial performance and to make key decisions, including those that involve the preparation of financial projections, strategic decisions and allocation of resources. Adjusted EBITDA is defined and calculated as GAAP-based net income, attributable to OpenText, excluding interest income (expense), provision for (recovery of) income taxes, depreciation and amortization of acquired intangible assets, other income (expense), share-based compensation and special charges (recoveries).
The following tables present Total revenue, significant segment expenses and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,
	2025	2024
Total revenues	$1,288,135	$1,269,005
Adjusted cost of revenues (1)	303,114	306,561
Adjusted gross profit (1)	985,021	962,444
Less:
Adjusted Research and development (2)	165,519	182,526
Adjusted Sales and marketing (2)	250,159	236,567
Adjusted General and administrative (2)	101,888	99,496
Add:
Net (income) attributable to non-controlling interests	(44)	(54)
Adjusted EBITDA	467,411	443,801
Less:
Reconciling items (3)	320,795	359,433
Net income attributable to OpenText	$146,616	$84,368
______________________
(1)Total Adjusted cost of revenues excludes Amortization of acquired technology-based intangible assets and share-based compensation expense, which are costs that are excluded from the CODM’s evaluation of segment performance.
(2)Adjusted operating expenses exclude share-based compensation expense, which are costs that are excluded from the CODM’s evaluation of segment performance.
(3)The following adjustments are made to reconcile Adjusted EBITDA to Net income attributable to OpenText:

	Three Months Ended September 30,
	2025	2024
Provision for (recovery of) income taxes	$39,199	$1,883
Interest and other related expense, net	81,114	84,282
Amortization of acquired technology-based intangible assets	44,204	47,244
Amortization of acquired customer-based intangible assets	79,561	81,504
Depreciation	35,921	32,171
Share-based compensation	17,681	29,558
Special charges (recoveries)	20,139	47,136
Other (income) expense, net	2,976	35,655
Total reconciling items	$320,795	$359,433

NOTE 19—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2025	$(63,308)	$1,520	$757	$(6,036)	$(67,067)
Other comprehensive income (loss) before reclassifications, net of tax	22,177	(1,675)	161	—	20,663
Amounts reclassified into net income, net of tax	—	(112)	—	5	(107)
Total other comprehensive income (loss), net for the period	22,177	(1,787)	161	5	20,556
Balance as of September 30, 2025	$(41,131)	$(267)	$918	$(6,031)	$(46,511)
______________________
(1)The amount of foreign currency translation recognized in other comprehensive income during the three months ended September 30, 2025 included net gains (losses) relating to our net investment hedge of $11.4 million, as further discussed in Note 15 “Derivative Instruments and Hedging Activities.”

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
NOTE 20—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
	2025	2024
Cash paid during the period for interest	$79,500	$80,438
Cash received during the period for interest	10,817	15,263
Cash paid during the period for income taxes	77,321	240,379
NOTE 21—OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,
	2025	2024
Foreign exchange gains (losses)	$(13,155)	$(11,379)
Unrealized gains (losses) on derivatives not designated as hedges (1)	7,843	(24,935)
OpenText share in net income (loss) of equity investees (2)	2,417	455
Other miscellaneous income (expense)	(81)	204
Total other income (expense), net	$(2,976)	$(35,655)
______________________
(1)Represents the unrealized gains (losses) on our derivatives not designated as hedges (see Note 15 “Derivative Instruments and Hedging Activities” for more details).
(2)Represents our share in net income (losses) of equity investees, which approximates fair value and is subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see Note 7 “Prepaid Expenses and Other Assets” for more details).

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

	Three Months Ended September 30,
	2025	2024
Basic earnings per share
Net income attributable to OpenText	$146,616	$84,368
Basic earnings per share attributable to OpenText	$0.58	$0.32
Diluted earnings per share
Net income attributable to OpenText	$146,616	$84,368
Diluted earnings per share attributable to OpenText	$0.58	$0.32
Weighted-average number of shares outstanding (in ‘000’s)
Basic	253,645	267,400
Effect of dilutive securities	127	421
Diluted	253,772	267,821
Excluded as anti-dilutive (1)	8,698	10,779
______________________
(1)Represents options to purchase Common Shares excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.
NOTE 23—RELATED PARTY TRANSACTIONS
Our procedure regarding the approval of any related party transaction requires that the material facts of such transaction be reviewed by the independent members of the Audit Committee and the transaction be approved by a majority of the independent members of the Audit Committee. The Audit Committee reviews all transactions in which we are, or will be, a participant and any related party has or will have a direct or indirect interest in the transaction. In determining whether to approve a related party transaction, the Audit Committee generally takes into account, among other facts it deems appropriate, whether the transaction is on terms no less favourable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent and nature of the related person’s interest in the transaction; the benefits to the Company of the proposed transaction; if applicable, the effects on a director’s independence; and if applicable, the availability of other sources of comparable services or products.
During the three months ended September 30, 2025, Mr. Stephen Sadler, a member of the Board of Directors, earned consulting fees from OpenText for assistance with acquisition-related business activities. The fees earned were not material. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 24—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on November 4, 2025, a dividend of $0.2750 per Common Share. The record date for this dividend is December 5, 2025 and the payment date is December 19, 2025. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Proposed Divestiture of eDOCS Business
On October 2, 2025, the Company reached a definitive agreement to divest eDOCS, a part of its Analytics product category, to NetDocuments, for $163.0 million in cash before taxes, fees and other adjustments. The transaction remains subject to customary approvals and closing conditions and is expected to close by early calendar year 2026. Refer to Note 17 “Acquisitions and Divestitures” for more information.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal years beginning July 1, 2025 and ending June 30, 2026 (Fiscal 2026) and July 1, 2026 and ending June 30, 2027 (Fiscal 2027) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and operations, strategic goals and business planning process, including the Company’s business optimization plan announced in July 2024 (the Business Optimization Plan) and the potential redeployment of capital from non-core assets to enhance focus on our core Information Management for Artificial Intelligence (AI) business and support long-term shareholder returns; (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases, the timing thereof and the customers targeted; (viii) the Company’s financial condition, results of operations and earnings; (ix) the basis for any future growth, including organic and inorganic growth, and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates, including Canada and United Kingdom’s newly enacted global minimum tax acts; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) acquisitions and their expected impact, including our ability to realize the benefits expected from the acquisitions and to successfully integrate the assets we acquire or utilize such assets to their full capacity (see Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details); (xxiii) tax audits; (xxiv) the expected impact of the Russia-Ukraine and Middle East conflicts and other geopolitical disputes on our business;(xxv) expected costs of the restructuring and business optimization plans; (xxvi) initiatives we establish and targets that we set related to corporate citizenship-related activities; (xvii) divestitures and their expected impact; (xxviii) the implementation of or changes to global tariff regimes or other trade policies and the resulting uncertainty to the macroeconomic environment; (xxix) the expected impact of our share repurchase plan on our overall strategic capital allocation; and (xxx) other matters.
In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. The forward-looking statements contained in this report are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general political, economic and market conditions; (iv) our ability to manage inflation, including increased labour costs associated with attracting and retaining employees, and volatile interest rates; (v) our continued ability to manage certain foreign currency risk through hedging; (vi) equity and debt markets continuing to provide us with access to capital; (vii) our continued ability to identify, source and finance attractive and executable business combination opportunities; (viii) our continued ability to avoid infringing third party intellectual property rights; and (ix) our ability to successfully implement our restructuring plans. Management’s estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) our inability to realize successfully any anticipated synergy benefits from acquisitions; (ii) the actual and potential impacts of the use of cash and incurrence of indebtedness, including the granting of security interests related to such debt; (iii) the change in scope and size of our operations as a result of acquisitions or divestitures and risks relating to any such acquisitions or divestitures and the impact of divestitures on our remaining business, including our agreement to divest an on-premise solution (eDOCS); (iv) the uncertainty around expectations related to the business prospects from potential acquisitions; (v) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (vi) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses; (vii) the potential for the incurrence of or assumption of debt in connection with acquisitions, its impact on future operations and on the ratings or outlooks of rating agencies on our outstanding debt securities, the possibility of not being able to generate sufficient cash to service all indebtedness, and our ability to reduce our outstanding debt; (viii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (ix) the risks associated with bringing new products and services to market; (x) fluctuations in currency exchange rates (including as a result of the impact of any policy changes resulting from trade and tariff disputes) and the impact of mark-to-market valuation relating to associated derivatives; (xi) delays in the purchasing decisions of the Company’s customers; (xii) competition the Company faces in its industry and/or marketplace; (xiii) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xiv) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xvi) the continuous commitment of the Company’s customers; (xvii) demand for the Company’s products and services; (xviii) increase in exposure to international business risks including the impact of geopolitical instability, political unrest, war and other global conflicts, and other geopolitical tensions, including the Russia-Ukraine and Middle East conflicts, as we continue to increase our international operations; (xix) adverse macroeconomic conditions, such as potential increases or changes in global tariff policies and structures and the timing thereof, the effects of global relations, including escalating tensions, imposition of tariffs, retaliatory measures, restrictive regulations or boycotts, and other trade policies, inflation, disruptions in global supply chains and increased labour costs; (xx) inability to raise capital at all or on not unfavourable terms in the future; (xxi) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xxii) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company’s offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic due to remote working arrangements; (xiv) the integration of AI and other machine learning into some of our products, systems or solutions; (xv) failure to achieve any corporate citizenship-related targets we set; (xvi) failure to attract and retain key personnel to develop and effectively manage the Company’s business, including the search for a permanent CEO; (xvii) the ability of the Company’s subsidiaries to make distributions to the Company; and (xviii) increased attention from shareholders, governments, customers and other key relationships regarding our corporate citizenship practices and increased regulatory scrutiny of such practices and related disclosures, which could impact our business activities, financial performance and reputation.
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
All dollar and percentage comparisons made herein refer to the three months ended September 30, 2025, compared with the three months ended September 30, 2024, unless otherwise noted.
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
Our comprehensive Information Management platform and services provide secure and scalable solutions for global companies, small and medium-sized businesses (SMBs), governments and consumers around the world. We have a complete and integrated portfolio of Information Management solutions delivered at scale in the OpenText Cloud, helping organizations master modern work, automate application delivery and modernization, and optimize their digital supply chains. To do this, we bring together our seven product categories (previously referred to as business clouds): Content, Business Network, IT Operations Management (ITOM, also known as Observability and Service Management),Cybersecurity (Enterprise), Cybersecurity (SMB & Consumer), Application Delivery Management (ADM, also known as DevOps and previously named as Application Automation) and Analytics. We also accelerate information modernization with intelligent tools and services for moving off paper, automating classification and building clean data lakes for AI, analytics and automation.
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
As of September 30, 2025, we employed a total of approximately 21,200 individuals. Of the total 21,200 individuals we employed as of September 30, 2025, approximately 7,300 or 34% are in the Americas, 4,800 or 23% are in EMEA and 9,100 or 43% are in Asia Pacific. Currently, we have employees in 42 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. See “Results of Operations” below for our definitions of geographic regions.
Quarterly Summary:
During the first quarter of Fiscal 2026, we saw the following activity as compared to the first quarter of Fiscal 2025:
•Total revenue was $1,288.1 million, up 1.5% compared to the same period in the prior fiscal year; down 0.6% after factoring in the favourable impact of $27.3 million of foreign exchange rate changes. Total revenue was up driven by increases in the Content, Business Network, Cybersecurity (Enterprise) and ADM product categories, partly offset by a decrease in the ITOM, Cybersecurity (SMB & Consumer), and Analytics product categories.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $1,071.4 million, up 1.8% compared to the same period in the prior fiscal year; down 0.3% after factoring in the favourable impact of $22.4 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $484.5 million, up 6.0% compared to the same period in the prior fiscal year; up 4.2% after factoring in the favourable impact of $8.2 million of foreign exchange rate changes.

•GAAP-based gross margin was 72.8% compared to 71.7% in the same period in the prior fiscal year.
•Non-GAAP-based gross margin was 76.5% compared to 75.8% in the same period in the prior fiscal year.
•GAAP-based net income attributable to OpenText was $146.6 million compared to $84.4 million in the same period in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $266.3 million compared to $248.8 million in the same period in the prior fiscal year.
•GAAP-based earnings per share (EPS), diluted, was $0.58 compared to $0.32 in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $1.05 compared to $0.93 the same period in the prior fiscal year.
•Adjusted EBITDA, a non-GAAP measure, was $467.4 million compared to $443.8 million in the same period in the prior fiscal year.
•Operating cash flow was $147.8 million for the three months ended September 30, 2025 compared to $(77.8) million in the same period in the prior fiscal year, up 289.9%.
•Cash and cash equivalents were $1,087.1 million as of September 30, 2025, compared to $1,156.5 million as of June 30, 2025.
•Enterprise cloud bookings were $160.4 million, compared to $133.5 million in the same period in the prior fiscal year. We define Enterprise cloud bookings as the total value from cloud services and subscriptions contracts entered into in the period that are new, committed and incremental to our existing contracts, entered into with our enterprise-based customers.
•During the three months ended September 30, 2025, we repurchased and cancelled 3,156,323 Common Shares for $102.0 million, inclusive of 2% Canadian excise taxes recorded (2,649,131 for $86.5 million in the three months ended September 30, 2024).
See “Use of Non-GAAP Financial Measures” below for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures. See “Acquisitions” below for the impact of acquisitions on the period-to-period comparability of results.
Business Update
On August 11, 2025, the Company appointed James McGourlay as Interim Chief Executive Officer (CEO). Mr. McGourlay has been with the Company for more than 25 years and has held senior roles in sales, customer operations, IT, technical support, product support and special projects. To support the executive leadership team during the transition period, the Company established an Executive Committee chaired by P. Thomas Jenkins, Executive Chair and Chief Strategy Officer. The Committee includes Mr. McGourlay, Interim CEO, Paul Duggan, President & Chief Customer Officer, Todd Cione, President, Worldwide Sales, Cosmin Balota, Chief Accounting Officer and Michael Acedo, Executive Vice President, Chief Legal Officer and Corporate Secretary. As of November 5, 2025, the Board’s CEO Search Committee continues to search to identify a permanent chief executive officer.
Following the departure of the Company’s former Chief Financial Officer on August 15, 2025, Cosmin Balota, Senior Vice President and Chief Accounting Officer, assumed the responsibilities of interim Chief Financial Officer until October 6, 2025. Effective October 6, 2025, the Company appointed Steve Rai as Executive Vice President and Chief Financial Officer. Mr. Rai has more than 30 years of global finance experience and has held senior leadership positions within the technology industry, including serving as Chief Financial Officer of BlackBerry Limited, where he was responsible for overseeing the company’s financial transformation and operational restructuring.
Acquisitions and Divestitures
As a result of the continually changing marketplace in which we operate and our strategic objectives, we regularly evaluate acquisition and divestiture opportunities within our market and at any time may be in various stages of discussions with respect to such opportunities.
Proposed Divestiture of eDOCS
On October 2, 2025 the Company reached a definitive agreement to divest an on-premise solution (eDOCS), a part of its Analytics product category, to NetDocuments, for $163.0 million in cash before taxes, fees and other adjustments. The transaction remains subject to customary approvals and closing conditions and is expected to close by early calendar year 2026. Refer to Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more information.

Impacts of Geopolitical Conflicts and Diplomatic Tensions
We continue to monitor the geopolitical conflicts and diplomatic tensions around the world, including the Russia-Ukraine and Middle East conflicts. We have ceased all direct business in Russia and Belarus. We continue to operate our Israeli-based business and support our employees in the region. While our operations within these locations are not material and we do not expect these geopolitical conflicts to have a material adverse effect on our overall business, results of operations or financial condition, it is not possible to predict the broader consequences or broader expansion of these conflicts, including adverse effects on the global economy, on our business and operations as well as those of our customers, partners and third party service providers. See also “Outlook for Remainder of Fiscal 2026” for significant tariff and trade developments. For more information, see Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for Fiscal 2025.
Outlook for Remainder of Fiscal 2026
Financial Outlook
As of November 5, 2025, the Company maintains its full year Fiscal 2026 outlook, which remains as follows:

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
Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for Fiscal 2025 for the Company’s full year Fiscal 2026 outlook.
Strategic Priorities
We continue to focus on our three strategic priorities: expanding our competitive advantage, driving total revenue growth and achieving operational excellence. To expand our competitive advantage, we continue to advance our AI-first Information Management offerings, which are well positioned for Agentic AI, through ongoing investment and cloud-native innovations which will further enhance our products. In pursuing total revenue growth, we remain committed to organic initiatives and programmatic approach to growth through tuck-in acquisitions and divestitures to best align capital with the highest return opportunities. As part of this effort, we are reviewing portfolio-shaping opportunities, including potential redeployment of capital from non-core assets to enhance focus on our core Information Management for AI Business and support long-term shareholder returns. On operational excellence, we are focused on expanding profitability, free cash flows and capital return to support our innovation and capital allocation priorities. Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for Fiscal 2025 for additional information.
Business Optimization Plan
As previously announced, our Business Optimization Plan was designed to support strategic initiatives, integration and simplification efforts following the acquisition of Micro Focus International Limited (the Micro Focus Acquisition), the sale of the Company’s Application Modernization and Connectivity (AMC) business (the AMC Divestiture) and AI-first innovation and growth plans.
As of September 30, 2025, we have incurred $140.2 million of the total expected costs of up to approximately $260.0 million. These costs primarily related to workforce reduction driven by automation, centralization, and simplification, as well as associated real estate footprint reductions globally.
The Business Optimization Plan along with other savings initiatives, when fully implemented, is expected to generate total annualized savings of approximately $490.0 million to $550.0 million. The Company has realized approximately 35% of these savings during Fiscal 2025 and expects to realize an additional 35% in Fiscal 2026, with the balance thereafter. The entire business optimization plan is expected to be substantially completed by the second quarter of Fiscal 2027. See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2025.

Additional Considerations
We conduct business globally and are subject to a complex and evolving international trade environment. Recent trade tensions among major economies, including the United States, Canada, China, the European Union and others, have led to the dissolution of trade agreements and the imposition of tariffs and other restrictive measures. These tariffs and other restrictive measures do not currently target digital goods and services, including software, services, intangibles or other digital services; however, we cannot predict future trade policy or tariffs, including whether such digital goods and services will be subject to any form of tariffs or other restrictions in the future, or the timing of any impacts thereof. We also cannot predict the impact that such tariffs and other restrictive measures will have on the macroeconomic environment or our customers, which could adversely impact our business and our results of operations.
We will continue to closely monitor the potential impacts of changes in global tariff policies and structures and other trade policies, or related impacts on the global economy arising from the current geopolitical climate, such as inflation with respect to wages, services and goods, concerns regarding any potential recession, volatile interest rates, financial market volatility, or other impacts from the Russia-Ukraine and Middle East conflicts and other geopolitical disputes on our business. See Part II, Item 1A “Risk Factors” herein and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2025.
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
(i)Revenue recognition,
(ii)Goodwill,
(iii)Acquired intangibles, and
(iv)Income taxes.
For a full discussion of all our accounting policies, see Note 2 “Accounting Policies and Recent Accounting Pronouncements” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2025.
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

Transition Services Agreement
On May 1, 2024, the Company completed the sale of its AMC business to Rocket Software, Inc. (Rocket Software). The AMC business was comprised of the legacy OpenText connectivity business and the legacy Micro Focus AMC business. In connection with the AMC Divestiture, we entered into a Transition Services Agreement (TSA) with Rocket Software, whereby we agreed to provide certain transition services to Rocket Software for up to 24 months from the closing date. These transition service costs were reimbursable by Rocket Software. The following table illustrates the financial statement impact of these TSA reimbursements for the three months ended September 30, 2024 which were recorded as an offset to the respective costs incurred, within our Condensed Consolidated Statements of Income. All transition services pursuant to the TSA were completed as of June 30, 2025.

Three Months Ended September 30,
(In thousands)	2024
Professional service and other cost of revenue	$168
Customer support cost of revenue	750
Research and development	382
Sales and marketing	1,381
General and administrative	11,838
Total	$14,518

Summary of Results of Operations

	Three Months Ended September 30,
(In thousands)	2025	Change increase (decrease)	2024
Total Revenues by Product Type:
Cloud services and subscriptions	$484,509	$27,485	$457,024
Customer support	586,845	(8,645)	595,490
License	134,548	8,735	125,813
Professional service and other	82,233	(8,445)	90,678
Total revenues	1,288,135	19,130	1,269,005
Total Cost of Revenues	350,619	(8,028)	358,647
Total GAAP-based Gross Profit	937,516	27,158	910,358
Total GAAP-based Gross Margin %	72.8%		71.7%
Total GAAP-based Operating Expenses	667,567	(36,549)	704,116
Total GAAP-based Income from Operations	$269,949	$63,707	$206,242

% Revenues by Product Type:
Cloud services and subscriptions	37.6%		36.0%
Customer support	45.6%		46.9%
License	10.4%		9.9%
Professional service and other	6.4%		7.2%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$172,217	$(3,040)	$175,257
Customer support	64,064	1,490	62,574
License	7,096	439	6,657
Professional service and other	63,038	(3,877)	66,915
Amortization of acquired technology-based intangible assets	44,204	(3,040)	47,244
Total cost of revenues	$350,619	$(8,028)	$358,647

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	64.5%		61.7%
Customer support	89.1%		89.5%
License	94.7%		94.7%
Professional service and other	23.3%		26.2%

Total Revenues by Geography: (1)
Americas (2)	$733,576	$5,333	$728,243
EMEA (3)	438,802	19,571	419,231
Asia Pacific (4)	115,757	(5,774)	121,531
Total revenues	$1,288,135	$19,130	$1,269,005
% Revenues by Geography:
Americas (2)	56.9%		57.4%
EMEA (3)	34.1%		33.0%
Asia Pacific (4)	9.0%		9.6%

Other Metrics:
GAAP-based gross margin	72.8%		71.7%
Non-GAAP-based gross margin (5)	76.5%		75.8%
Net income attributable to OpenText	$146,616		$84,368
GAAP-based EPS, diluted	$0.58		$0.32
Non-GAAP-based EPS, diluted (5)	$1.05		$0.93
Adjusted EBITDA (5)	$467,411		$443,801
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
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced business-to-business integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as platform as a service, software as a service, cloud subscriptions and managed services. For the quarter ended September 30, 2025, our cloud net renewal rate, excluding the impact of Carbonite Inc. and Zix Corporation, increased to 96%, compared to 94% for the quarter ended September 30, 2024.
Cost of Cloud services and subscriptions revenues is comprised primarily of third-party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs and some third party royalty costs.

	Three Months Ended September 30,
(In thousands)	2025	Change increase (decrease)	2024
Cloud Services and Subscriptions:
Americas	$341,147	$8,470	$332,677
EMEA	114,483	19,070	95,413
Asia Pacific	28,879	(55)	28,934
Total Cloud Services and Subscriptions Revenues	484,509	27,485	457,024
Cost of Cloud Services and Subscriptions Revenues	172,217	(3,040)	175,257
GAAP-based Cloud Services and Subscriptions Gross Profit	$312,292	$30,525	$281,767
GAAP-based Cloud Services and Subscriptions Gross Margin %	64.5%		61.7%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	70.4%		72.8%
EMEA	23.6%		20.9%
Asia Pacific	6.0%		6.3%
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Cloud services and subscriptions revenues increased by $27.5 million or 6.0% during the three months ended September 30, 2025, as compared to the same period in the prior fiscal year; up 4.2% after factoring in the favourable impact of $8.2 million of foreign exchange rate changes. The change was primarily driven by increases in the Content, Business Network, ADM and ITOM product categories, partly offset by a decrease in the Cybersecurity (SMB & Consumer) and Analytics product categories. Geographically, the overall change was attributable to an increase in EMEA of $19.1 million, an increase in Americas of $8.5 million, and a decrease in Asia Pacific of $0.1 million.
There were 33 cloud services contracts greater than $1.0 million that closed during the first quarter of Fiscal 2026, compared to 23 contracts during the first quarter of Fiscal 2025.
Cost of Cloud services and subscriptions revenues decreased by $3.0 million during the three months ended September 30, 2025, as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $4.4 million, partially offset by an increase in third-party network usage fees of $2.0 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 64% from 62%.
2)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the quarter ended September 30, 2025, our customer support net renewal rate remained stable at 91% as compared to the quarter ended September 30, 2024.

Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended September 30,
(In thousands)	2025	Change increase (decrease)	2024
Customer Support Revenues:
Americas	$293,162	$(16,265)	$309,427
EMEA	237,668	10,495	227,173
Asia Pacific	56,015	(2,875)	58,890
Total Customer Support Revenues	586,845	(8,645)	595,490
Cost of Customer Support Revenues	64,064	1,490	62,574
GAAP-based Customer Support Gross Profit	$522,781	$(10,135)	$532,916
GAAP-based Customer Support Gross Margin %	89.1%		89.5%

% Customer Support Revenues by Geography:
Americas	50.0%		52.0%
EMEA	40.5%		38.1%
Asia Pacific	9.5%		9.9%
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Customer support revenues decreased by $8.6 million or 1.5% during the three months ended September 30, 2025 as compared to the same period in the prior fiscal year; down 3.8% after factoring in the favourable impact of $14.2 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $16.3 million and a decrease in Asia Pacific of $2.9 million, partially offset by an increase in EMEA of $10.5 million.
Cost of Customer support revenues increased by $1.5 million during the three months ended September 30, 2025 as compared to the same period in the prior fiscal year. This was primarily due to an increase in labour-related costs of $2.4 million, partially offset by a decrease in third-party network usage fees of $0.8 million, as compared to the same period in the prior fiscal year. Overall, the gross margin percentage on Customer support revenues remained stable at 89%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Three Months Ended September 30,
(In thousands)	2025	Change increase (decrease)	2024
License Revenues:
Americas	$72,103	$20,547	$51,556
EMEA	43,806	(8,705)	52,511
Asia Pacific	18,639	(3,107)	21,746
Total License Revenues	134,548	8,735	125,813
Cost of License Revenues	7,096	439	6,657
GAAP-based License Gross Profit	$127,452	$8,296	$119,156
GAAP-based License Gross Margin %	94.7%		94.7%

% License Revenues by Geography:
Americas	53.6%		41.0%
EMEA	32.6%		41.7%
Asia Pacific	13.8%		17.3%
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
License revenues increased by $8.7 million or 6.9% during the three months ended September 30, 2025 as compared to the same period in the prior fiscal year; up 5.2% after factoring in the favourable impact of $2.2 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $20.5 million, partially offset by a decrease in EMEA of $8.7 million, and a decrease in Asia Pacific of $3.1 million.

During the first quarter of Fiscal 2026, we closed 40 license contracts greater than $0.5 million, of which 9 contracts were greater than $1.0 million, contributing $56.1 million of License revenues. This was compared to 39 license contracts greater than $0.5 million during the first quarter of Fiscal 2025, of which 15 contracts were greater than $1.0 million, contributing $39.6 million of License revenues.
Cost of License revenues increased by $0.4 million during the three months ended September 30, 2025 as compared to the same period in the prior fiscal year. Overall, the gross margin percentage on License revenues remained stable at 95%.
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

	Three Months Ended September 30,
(In thousands)	2025	Change increase (decrease)	2024
Professional Service and Other Revenues:
Americas	$27,164	$(7,419)	$34,583
EMEA	42,845	(1,289)	44,134
Asia Pacific	12,224	263	11,961
Total Professional Service and Other Revenues	82,233	(8,445)	90,678
Cost of Professional Service and Other Revenues	63,038	(3,877)	66,915
GAAP-based Professional Service and Other Gross Profit	$19,195	$(4,568)	$23,763
GAAP-based Professional Service and Other Gross Margin %	23.3%		26.2%

% Professional Service and Other Revenues by Geography:
Americas	33.0%		38.1%
EMEA	52.1%		48.7%
Asia Pacific	14.9%		13.2%
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Professional service and other revenues decreased by $8.4 million or 9.3% during the three months ended September 30, 2025 as compared to the same period in the prior fiscal year; down 12.2% after factoring in the favourable impact of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $7.4 million and a decrease in EMEA of $1.3 million, partially offset by an increase in Asia Pacific of $0.3 million.
Cost of Professional service and other revenues decreased by $3.9 million during the three months ended September 30, 2025 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $4.3 million. Overall, the gross margin percentage on Professional service and other revenues decreased to 23% from 26%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended September 30,
(In thousands)	2025	Change increase (decrease)	2024
Amortization of acquired technology-based intangible assets	$44,204	$(3,040)	$47,244
Amortization of acquired technology-based intangible assets decreased during the three months ended September 30, 2025 by $3.0 million as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to technology-based intangible assets from previous acquisitions becoming fully amortized.

Operating Expenses

	Three Months Ended September 30,
(In thousands)	2025	Change increase (decrease)	2024
Research and development	$169,128	$(21,565)	$190,693
Sales and marketing	257,055	11,173	245,882
General and administrative	105,763	(967)	106,730
Depreciation	35,921	3,750	32,171
Amortization of acquired customer-based intangible assets	79,561	(1,943)	81,504
Special charges (recoveries)	20,139	(26,997)	47,136
Total operating expenses	$667,567	$(36,549)	$704,116

% of Total Revenues:
Research and development	13.1%		15.0%
Sales and marketing	20.0%		19.4%
General and administrative	8.2%		8.4%
Depreciation	2.8%		2.5%
Amortization of acquired customer-based intangible assets	6.2%		6.4%
Special charges (recoveries)	1.6%		3.7%
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

Change between Three Months Ended September 30, 2025 and 2024
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$(13,189)
Contract labour and consulting	(3,777)
Share-based compensation	(4,559)
Travel and communication	100
Facilities	(27)
Other miscellaneous	(113)
Total change in research and development expenses	$(21,565)
Research and development expenses decreased by $21.6 million during the three months ended September 30, 2025 as compared to the same period in the prior fiscal year, primarily from restructuring and other cost savings initiatives. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $13.2 million, share-based compensation expense decreased by $4.6 million, and contract labour and consulting expense decreased by $3.8 million. Overall, our research and development expenses, as a percentage of total revenues, decreased to 13% down from 15% in the same period in the prior fiscal year.
Our research and development labour resources decreased by 397 employees, from 7,426 employees at September 30, 2024 to 7,029 employees at September 30, 2025.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

Change between Three Months Ended September 30, 2025 and 2024
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$11,130
Commissions	2,269
Contract labour and consulting	154
Share-based compensation	(2,419)
Travel and communication	1,839
Marketing expenses	(801)
Facilities	(459)
Credit loss expense (recovery)	(236)
Other miscellaneous	(304)
Total change in sales and marketing expenses	$11,173
Sales and marketing expenses increased by $11.2 million during the three months ended September 30, 2025 as compared to the same period in the prior fiscal year, primarily from higher sales and marketing headcount. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $11.1 million, commissions increased by $2.3 million and travel and communication expenses increased by $1.8 million. These increases were partially offset by decreases in share-based compensation expense of $2.4 million and marketing expenses of $0.8 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 20% from 19%.
Our sales and marketing labour resources increased by 154 employees, from 3,922 employees at September 30, 2024 to 4,076 employees at September 30, 2025.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

Change between Three Months Ended September 30, 2025 and 2024
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$(5,188)
Contract labour and consulting	4,135
Share-based compensation	(3,359)
Travel and communication	(267)
Facilities	3,634
Other miscellaneous	78
Total change in general and administrative expenses	$(967)
General and administrative expenses decreased by $1.0 million during the three months ended September 30, 2025 as compared to the same period in the prior fiscal year primarily from restructuring and other cost savings initiatives. Payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $5.2 million and share-based compensation decreased by $3.4 million, partially offset by increases in contract labour and consulting expenses of $4.1 million and facility-related expenses of $3.6 million. Overall, general and administrative expenses, as a percentage of total revenues, remained stable at 8% compared to same period in the prior fiscal year.
Our general and administrative labour resources decreased by 446 employees, from 3,242 employees at September 30, 2024 to 2,796 employees at September 30, 2025.
Depreciation expenses:

	Three Months Ended September 30,
(In thousands)	2025	Change increase (decrease)	2024
Depreciation	$35,921	$3,750	$32,171
Depreciation expenses increased during the three months ended September 30, 2025 by $3.8 million compared to the same period in the prior fiscal year. Depreciation expenses, as a percentage of total revenues, remained stable for the three months ended September 30, 2025 at 3% as compared to the same period in the prior fiscal year.

Amortization of acquired customer-based intangible assets:

	Three Months Ended September 30,
(In thousands)	2025	Change increase (decrease)	2024
Amortization of acquired customer-based intangible assets	$79,561	$(1,943)	$81,504
Amortization of acquired customer-based intangible assets decreased during the three months ended September 30, 2025 by $1.9 million as compared to the same period in the prior fiscal year. This was due to a reduction in amortization related to customer-based intangible assets from previous acquisitions becoming fully amortized.
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

	Three Months Ended September 30,
(In thousands)	2025	Change increase (decrease)	2024
Special charges (recoveries)	$20,139	$(26,997)	$47,136
Special charges (recoveries) decreased by $27.0 million during the three months ended September 30, 2025 as compared to the same period in the prior fiscal year. This was due to a decrease in restructuring costs of $28.9 million, primarily related to the timing of Business Optimization Plan initiatives, and a decrease in divestiture costs of $3.2 million, partially offset by an increase in other miscellaneous charges of $5.9 million, as compared to the same period in the prior fiscal year.
For more details on Special charges (recoveries), see Note 16 “Special Charges (Recoveries)” to our Condensed Consolidated Financial Statements.
Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended September 30,
(In thousands)	2025	Change increase (decrease)	2024
Foreign exchange gains (losses)	$(13,155)	$(1,776)	$(11,379)
Unrealized gains (losses) on derivatives not designated as hedges (1)	7,843	32,778	(24,935)
OpenText share in net income (loss) of equity investees (2)	2,417	1,962	455
Other miscellaneous income (expense)	(81)	(285)	204
Total other income (expense), net	$(2,976)	$32,679	$(35,655)
__________________________
(1)Represents the unrealized gains (losses) on our derivatives not designated as hedges related to the Micro Focus Acquisition (see Note 15 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for more details).
(2)Represents our share in net income (loss) of equity investees, which approximates fair value and is subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see Note 7 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended September 30,
(In thousands)	2025	Change increase (decrease)	2024
Interest expense related to total outstanding debt (1)	$84,723	$(8,960)	$93,683
Interest income	(10,216)	4,342	(14,558)
Other miscellaneous expense (2)	6,607	1,450	5,157
Total interest and other related expense, net	$81,114	$(3,168)	$84,282
__________________________
(1)For more details, see Note 9 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
(2)Other miscellaneous expense primarily consists of the amortization of debt discount and the debt issuance costs. For more details, see Note 9 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Provision for Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended September 30,
(In thousands)	2025	Change increase (decrease)	2024
Provision for income taxes	$39,199	$37,316	$1,883
The Company’s effective tax rate for the three months ended September 30, 2025 was 21.1%, compared to a provision of 2.2% for the three months ended September 30, 2024. The Company’s effective tax rate for the three months ended September 30, 2025, differs from the Canadian federal and provincial statutory rate of 26.5% primarily due to tax benefits related to foreign tax credits, research and development credits, and changes in unrecognized tax benefits, partially offset by foreign source income inclusion in the U.S. and withholding taxes.
The Company’s effective tax rate for the three months ended September 30, 2024 differs from the Canadian statutory rate primarily due to tax benefits related to foreign tax credits, research and development credits, changes in unrecognized tax benefits, and differences in tax filings from provision, partially offset by disallowed share based compensation deductions, foreign source income inclusion in the U.S., and withholding taxes.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S., introducing amendments to U.S. tax laws with various effective dates. Key income tax-related provisions of the OBBBA include provisions related to bonus depreciation, research and development expenditures, interest expense deductibility, and revisions to international tax regimes. The changes had an immaterial impact to the Company’s tax provision for the period ended September 30, 2025.
For information on certain potential tax contingencies, including the CRA matter, see Note 12 “Guarantees and Contingencies” and Note 13 “Income Taxes” to our Condensed Consolidated Financial Statements, as well as Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2025.

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
Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2025
(In thousands, except for per share data)

	Three Months Ended September 30, 2025
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$172,217		$(1,749)	(1)	$170,468
Customer support	64,064		(1,053)	(1)	63,011
Professional service and other	63,038		(499)	(1)	62,539
Amortization of acquired technology-based intangible assets	44,204		(44,204)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	937,516	72.8%	47,505	(3)	985,021	76.5%
Operating expenses
Research and development	169,128		(3,609)	(1)	165,519
Sales and marketing	257,055		(6,896)	(1)	250,159
General and administrative	105,763		(3,875)	(1)	101,888
Amortization of acquired customer-based intangible assets	79,561		(79,561)	(2)	—
Special charges (recoveries)	20,139		(20,139)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	269,949		161,585	(5)	431,534
Other income (expense), net	(2,976)		2,976	(6)	—
Provision for income taxes	39,199		44,902	(7)	84,101
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	146,616		119,659	(8)	266,275
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.58		$0.47	(8)	$1.05
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 21% and a Non-GAAP-based tax rate of approximately 24%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Beginning in Fiscal 2025, net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 have been fully utilized and are no longer included. In arriving at our Non-GAAP-based tax rate of approximately 24%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2025
		Per share diluted
GAAP-based net income, attributable to OpenText	$146,616	$0.58
Add:
Amortization	123,765	0.49
Share-based compensation	17,681	0.07
Special charges (recoveries)	20,139	0.08
Other (income) expense, net	2,976	0.01
GAAP-based provision for income taxes	39,199	0.15
Non-GAAP-based provision for income taxes	(84,101)	(0.33)
Non-GAAP-based net income, attributable to OpenText	$266,275	$1.05
Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2025
GAAP-based net income, attributable to OpenText	$146,616
Add:
Provision for income taxes	39,199
Interest and other related expense, net	81,114
Amortization of acquired technology-based intangible assets	44,204
Amortization of acquired customer-based intangible assets	79,561
Depreciation	35,921
Share-based compensation	17,681
Special charges (recoveries)	20,139
Other (income) expense, net	2,976
Adjusted EBITDA	$467,411

GAAP-based net income margin	11.4%
Adjusted EBITDA margin	36.3%
Reconciliation of Free Cash Flows

Three Months Ended September 30, 2025
GAAP-based cash flows provided by operating activities	$147,763
Add:
Capital expenditures	(46,534)
Free cash flows	$101,229

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
(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2024
		Per share diluted
GAAP-based net income, attributable to OpenText	$84,368	$0.32
Add:
Amortization	128,748	0.47
Share-based compensation	29,558	0.11
Special charges (recoveries)	47,136	0.18
Other (income) expense, net	35,655	0.13
GAAP-based provision for income taxes	1,883	0.01
Non-GAAP-based provision for income taxes	(78,576)	(0.29)
Non-GAAP-based net income, attributable to OpenText	$248,772	$0.93
Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2024
GAAP-based net income, attributable to OpenText	$84,368
Add:
Provision for income taxes	1,883
Interest and other related expense, net	84,282
Amortization of acquired technology-based intangible assets	47,244
Amortization of acquired customer-based intangible assets	81,504
Depreciation	32,171
Share-based compensation	29,558
Special charges (recoveries)	47,136
Other (income) expense, net	35,655
Adjusted EBITDA	$443,801

GAAP-based net income margin	6.6%
Adjusted EBITDA margin	35.0%
Reconciliation of Free Cash Flows

Three Months Ended September 30, 2024
GAAP-based cash flows used in operating activities	$(77,806)
Add:
Capital expenditures	(39,316)
Free cash flows	$(117,122)

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of September 30, 2025	Change increase (decrease)	As of June 30, 2025
Cash and cash equivalents	$1,087,083	$(69,413)	$1,156,496
Restricted cash (1)	1,628	18	1,610
Total cash, cash equivalents and restricted cash	$1,088,711	$(69,395)	$1,158,106
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (see Note 7 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).

	Three Months Ended September 30,
(In thousands)	2025	Change	2024
Cash provided by (used in) operating activities	$147,763	$225,569	$(77,806)
Cash used in investing activities	(45,032)	(8,592)	(36,440)
Cash used in financing activities	(176,432)	8,841	(185,273)
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
Cash flows from operating activities
Cash flows from operating activities increased by $225.6 million during the three months ended September 30, 2025, as compared to the same period in the prior fiscal year driven by an increase in net changes from working capital of $177.3 million primarily from the one-time tax payments made in the prior year related to the AMC Divestiture, offset by an increase in net income after the impact of non-cash items of $48.3 million.
During the first quarter of Fiscal 2026 we had a days sales outstanding (DSO) of 41 days, compared to our DSO of 42 days during the first quarter of Fiscal 2025. The per day impact of our DSO in the first quarter of Fiscal 2026 and Fiscal 2025 on our cash flows was $14.3 million and $14.1 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows from investing activities
Our cash flows from investing activities are primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $8.6 million during the three months ended September 30, 2025, as compared to the same period in the prior fiscal year primarily due to an increase in additions of property and equipment.
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
Cash flows used in financing activities decreased by $8.8 million during the three months ended September 30, 2025 as compared to the same period in the prior fiscal year. This is primarily due to the impact of the following activities:
(i)$4.8 million related to the decrease in cash used in the repurchases of Common Shares and treasury stock; and

(ii)$4.3 million due to net change in TSA obligations driven by cash collections in the prior year on behalf of Rocket Software related to certain transition services performed by the Company related to the AMC Divestiture. All transition services pursuant to the TSA were completed as of June 30, 2025.
Cash Dividends
During the three months ended September 30, 2025, we declared and paid cash dividends of $0.275 per Common Share in the aggregate amount of $68.2 million (three months ended September 30, 2024—$0.2625 per Common Share in the aggregate amount of $69.1 million).
Future declarations of dividends and the establishment of future record and payment dates are subject to final determination and discretion of the Board. See Item 5 “Dividend Policy” included within our Annual Report on Form 10-K for Fiscal 2025 for more information.
Long-Term Debt and Credit Facilities
Our long-term debt and credit facilities consist of senior notes, a term loan facility, and a revolving credit facility, as described below and further detailed in Note 9 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Senior Notes
As of September 30, 2025, we had senior debt outstanding, with maturities starting in 2027 and extending through 2031 with a total carrying value of $4.3 billion. The senior notes bear interest at rates between 3.875% and 6.90%, in each case payable semi-annually in arrears. Our senior secured notes due 2027 are guaranteed by certain of the Company’s subsidiaries and are secured with the same priority as the Company’s senior credit facilities.
Acquisition Term Loan
In August 2022, we entered into a $2.585 billion first lien term loan facility (Acquisition Term Loan) with a seven-year term from the date of funding. The Acquisition Term Loan was amended in December 2022 to increase the aggregate principal amount to $3.585 billion. Repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR (as defined in the Acquisition Term Loan) plus an applicable margin of 1.75%. As of September 30, 2025, the balance outstanding under the Acquisition Term Loan was $2.176 billion.
Revolver
On December 19, 2023, we amended our $750 million committed revolving credit facility (the Revolver) to, among other things, extend the Revolver’s maturity date to December 19, 2028. There were no outstanding borrowings under the Revolver as of September 30, 2025. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with the Acquisition Term Loan and our senior secured notes due 2027. Borrowings under the Revolver currently bear interest per annum at a floating rate of interest equal to Term SOFR (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%.
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
Share Repurchase Plan / Normal Course Issuer Bid
On April 30, 2024, the Company’s Board of Directors (the Board) authorized a share repurchase plan (the Fiscal 2024 Repurchase Plan) pursuant to which we were authorized to purchase for cancellation, in open market transactions from time to time over the 12-month period commencing on May 7, 2024 until May 6, 2025, up to an aggregate of $250 million of our Common Shares.
On July 31, 2024, in order to align our share repurchase plan to our fiscal year, the Board approved the early termination of the Fiscal 2024 Repurchase Plan and authorized a share repurchase plan (the Fiscal 2025 Repurchase Plan), pursuant to which we were authorized to purchase for cancellation from time to time over the 12-month period commencing on August 7, 2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of our Common Shares. On March 13, 2025, the Company increased the authorized limit of the Fiscal 2025 Repurchase Plan by $150 million to $450 million.
On August 6, 2025, the Company renewed its share repurchase plan, pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 12, 2025 until August 11, 2026, if considered advisable, up to an aggregate of $300 million of our Common Shares on the TSX (as part of a Fiscal 2026 NCIB, defined below), the NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the Fiscal 2026 Repurchase Plan). The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2026 Repurchase Plan will be effected in accordance with Rule 10b-18 under the Exchange Act and includes a normal course issuer bid to provide means to execute purchases over the TSX. Further, as part of the renewal of the Fiscal 2026 NCIB (as defined below), the Company established an automatic share repurchase plan (ASPP) with its broker to facilitate repurchases of the Common Shares. Under the terms of the ASPP, the Company’s broker is permitted to make purchases at its sole discretion based on parameters set by the Company in accordance with TSX rules, applicable law and the terms of the ASPP, during periods when the Company would ordinarily not be permitted to make purchases, whether due to regulatory restriction or customary self-imposed blackout periods. Outside of such periods, Common Shares can be purchased based on management’s discretion, in compliance with TSX rules and applicable law. All purchases of Common Shares made under the ASPP are included in determining the number of Common Shares purchased under the NCIB.
During the three months ended September 30, 2025, we repurchased and cancelled 3,156,323 Common Shares for $102.0 million, inclusive of 2% Canadian excise taxes recorded (three months ended September 30, 2024— 2,649,131 Common Shares for $86.5 million).
Additionally, as of September 30, 2025, we recorded an accrual and a corresponding charge to retained earnings of $25.0 million, representing the estimated value of Common Shares expected to be repurchased following the fiscal quarter ended September 30, 2025 pursuant to the ASPP.
Normal Course Issuer Bid
On July 31, 2024, the Company voluntarily terminated the normal course issuer bid previously authorized on April 30, 2024 and established a new normal course issuer bid (the Fiscal 2025 NCIB) in order to provide it with a means to execute purchases over the TSX from the period commencing on August 7, 2024 until August 6, 2025 as part of the overall Fiscal 2025 Repurchase Plan.
On August 6, 2025 the Company renewed its normal course issuer bid (the Fiscal 2026 NCIB) in order to provide it with a means to execute purchases over the TSX as part of the overall Fiscal 2026 Repurchase Plan.
The TSX approved the Company’s notice of intention to commence the Fiscal 2026 NCIB, pursuant to which the Company may purchase Common Shares over the TSX for the period commencing on August 12, 2025 until August 11, 2026 in accordance with the TSX’s normal course issuer bid rules, including that such purchases be made at prevailing market prices or as otherwise permitted. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 24,906,456 (representing 10% of the Company’s public float calculated in accordance with TSX rules) as of July 31, 2025, and the maximum number of Common Shares that can be purchased on a single day is 224,146 Common Shares, which was 25% of 896,585 (calculated in accordance with TSX rules based on the average daily trading volume for the Common Shares on the TSX for the six months ended July 31, 2025), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18 of the Exchange Act.

Commitments and Contractual Obligations
As of September 30, 2025, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	October 1, 2025 - June 30, 2026	July 1, 2026 - June 30, 2028	July 1, 2028 - June 30, 2030	July 1, 2030 and beyond
Long-term debt obligations (1)	$7,786,983	$291,343	$2,599,604	$4,205,817	$690,219
Operating lease obligations (2)	283,075	63,952	132,791	54,716	31,616
Finance lease obligations (3)	1,896	1,437	459	—	—
Purchase obligations for contracts not accounted for as lease obligations	280,437	184,182	96,255	—	—
	$8,352,391	$540,914	$2,829,109	$4,260,533	$721,835
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
The CRA has audited Fiscal 2017, Fiscal 2018, Fiscal 2019, and Fiscal 2020 on a basis that we strongly disagree with and are contesting. The CRA issued notices of reassessment in respect of Fiscal 2017 through Fiscal 2020 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. We filed notices of objection regarding the reassessments. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2020 and intend to vigorously defend our original filing position.
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
As of September 30, 2025, we had an outstanding balance of $2.2 billion under the Acquisition Term Loan. Borrowings under the Acquisition Term Loan bear a floating interest rate of 1.75% plus Term SOFR (as defined in the Acquisition Term Loan). As of September 30, 2025, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on the Acquisition Term Loan by approximately $21.8 million, assuming that the loan balance as of September 30, 2025 is outstanding for the entire period (June 30, 2025—$21.9 million).
For more information regarding the impact of SOFR, see “Stress in the global financial system may adversely affect our finances and operations” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2025.
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
We have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the CAD foreign exchange forward contracts outstanding as of September 30, 2025, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark-to-market valuation on our existing foreign exchange forward contracts (June 30, 2025—$0.7 million).
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
Based on the 5-year EUR/USD cross currency swaps outstanding as of September 30, 2025, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $5.8 million in the mark-to-market valuation on our existing cross currency swap (June 30, 2025—$5.9 million).
Based on the 7-year EUR/USD cross currency swaps outstanding as of September 30, 2025, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.6 million in the mark-to-market valuation on our existing cross currency swaps (June 30, 2025—$7.7 million).

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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of September 30, 2025 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at September 30, 2025	U.S. Dollar Equivalent at June 30, 2025
Euro	$188,254	$266,726
British Pound	171,670	153,293
Indian Rupee	95,998	104,609
Swiss Franc	30,335	38,555
Other foreign currencies	111,938	157,294
Total cash and cash equivalents denominated in foreign currencies	598,195	720,477
U.S. Dollar	488,888	436,019
Total cash and cash equivalents	$1,087,083	$1,156,496
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $59.8 million (June 30, 2025—$72.0 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk.”
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2025. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASE OF EQUITY SECURITIES OF THE COMPANY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2025 through July 31, 2025	819,523	$29.38	819,523	5,834,877
August 1, 2025 through August 31, 2025	1,471,700	31.72	1,471,700	23,472,456
September 1, 2025 through September 30, 2025	865,100	33.99	865,100	22,607,356
Total	3,156,323	$31.73	3,156,323	22,607,356
______________________
(1)Excludes 2% Canadian excise taxes recorded related to repurchases under the Fiscal 2025 and Fiscal 2026 Repurchase Plans. See Note 11 “Equity and Share-based Compensation” for more details.
(2)On July 31, 2024, the Board authorized a share repurchase plan pursuant to which we were authorized to purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 7, 2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of our common shares. On March 13, 2025, we increased the authorized limit of such share repurchase plan by $150 million to $450 million. In August 2025, the Company repurchased 37,700 shares under the share repurchase plan authorized in Fiscal 2025. On August 6, 2025, the Company renewed its share repurchase plan, pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 12, 2025 until August 11, 2026, if considered advisable, up to an aggregate of $300 million of its common shares. The share repurchase plan authorized in Fiscal 2026 is subject to an aggregate limit of 24,906,456.
Item 5. Other Information
During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as a part of this report:

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
10.1	Letter dated August 15, 2025 between James McGourlay and the Company.
10.2	Letter dated August 15, 2025 between Cosmin Balota and the Company.
10.3	Employment agreement dated October 1, 2025 between Steve Rai and the Company.	Company’s Form 8-K filed October 1, 2025	Exhibit 10.1
10.4	Executive Chair Agreement between Open Text Corporation and P. Thomas Jenkins effective August 11, 2025.
10.5	Consulting Agreement between Open Text Corporation and South Sound Advisory, SEZC effective August 11, 2025.
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL taxonomy extension schema.
101.CAL	Inline XBRL taxonomy extension calculation linkbase.
101.DEF	Inline XBRL taxonomy extension definition linkbase.
101.LAB	Inline XBRL taxonomy extension label linkbase.
101.PRE	Inline XBRL taxonomy extension presentation.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date:	November 5, 2025

		By:	/s/ JAMES MCGOURLAY
James McGourlay Interim Chief Executive Officer (Principal Executive Officer)
/s/ STEVE RAI
Steve Rai Executive Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ COSMIN BALOTA
Cosmin Balota Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)