Form 10-Q
period 2025-12-31
OPEN TEXT CORP
filed 2026-02-05
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At January 30, 2026, there were 250,602,777 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I - Financial Information
Item 1. Financial Statements
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2025	June 30, 2025
ASSETS	(Unaudited)
Cash and cash equivalents	$1,271,374	$1,156,496
Accounts receivable trade, net of allowance for credit losses of $15,116 as of December 31, 2025 and $14,258 as of June 30, 2025	665,617	659,675
Contract assets (Note 3)	73,965	77,920
Income taxes recoverable (Note 13)	38,583	108,792
Prepaid expenses and other current assets (Note 7)	186,383	198,575
Assets held for sale (Note 17)	116,105	—
Total current assets	2,352,027	2,201,458
Property and equipment, net of accumulated depreciation of $727,520 as of December 31, 2025 and $835,324 as of June 30, 2025	389,366	375,252
Operating lease right of use assets (Note 4)	156,402	197,977
Long-term contract assets (Note 3)	55,133	49,293
Goodwill (Note 5)	7,433,913	7,517,463
Acquired intangible assets (Note 6)	1,729,983	1,976,591
Deferred tax assets (Note 13)	1,071,236	1,080,575
Other assets (Note 7)	308,115	307,693
Long-term income taxes recoverable (Note 13)	73,987	67,762
Total assets	$13,570,162	$13,774,064
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$929,508	$1,026,583
Current portion of long-term debt (Note 9)	35,850	35,850
Operating lease liabilities (Note 4)	66,600	75,914
Deferred revenues (Note 3)	1,456,883	1,515,382
Income taxes payable (Note 13)	2,804	93,325
Liabilities held for sale (Note 17)	13,019	—
Total current liabilities	2,504,664	2,747,054
Long-term liabilities:
Accrued liabilities (Note 8)	41,214	42,312
Pension liability, net (Note 10)	132,511	132,215
Long-term debt (Note 9)	6,335,758	6,342,071
Long-term operating lease liabilities (Note 4)	155,217	189,949
Long-term deferred revenues (Note 3)	165,191	168,757
Long-term income taxes payable (Note 13)	68,654	79,604
Deferred tax liabilities (Note 13)	121,559	141,514
Total long-term liabilities	7,020,104	7,096,422
Shareholders’ equity:
Share capital and additional paid-in capital (Note 11)
251,676,295 and 254,784,391 Common Shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively; authorized Common Shares: unlimited	2,183,939	2,193,985
Accumulated other comprehensive income (loss) (Note 19)	(38,432)	(67,067)
Retained earnings	1,971,950	1,940,113
Treasury stock, at cost (2,584,014 and 4,648,036 shares at December 31, 2025 and June 30, 2025, respectively)	(73,863)	(138,164)
Total OpenText shareholders’ equity	4,043,594	3,928,867
Non-controlling interests	1,800	1,721
Total shareholders’ equity	4,045,394	3,930,588
Total liabilities and shareholders’ equity	$13,570,162	$13,774,064
Guarantees and contingencies (Note 12)
Related party transactions (Note 23)
Subsequent events (Note 24)
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars and shares, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenues (Note 3):
Cloud services and subscriptions	$478,084	$462,306	$962,593	$919,330
Customer support	581,921	590,595	1,168,766	1,186,085
License	184,227	188,923	318,775	314,736
Professional service and other	82,504	92,676	164,737	183,354
Total revenues	1,326,736	1,334,500	2,614,871	2,603,505
Cost of revenues:
Cloud services and subscriptions	170,252	172,288	342,469	347,545
Customer support	58,497	62,656	122,561	125,230
License	9,046	6,336	16,142	12,993
Professional service and other	62,537	68,041	125,575	134,956
Amortization of acquired technology-based intangible assets (Note 6)	44,204	47,203	88,408	94,447
Total cost of revenues	344,536	356,524	695,155	715,171
Gross profit	982,200	977,976	1,919,716	1,888,334
Operating expenses:
Research and development	158,309	180,727	327,437	371,420
Sales and marketing	287,995	273,929	545,050	519,811
General and administrative	110,111	99,356	215,874	206,086
Depreciation	35,267	31,879	71,188	64,050
Amortization of acquired customer-based intangible assets (Note 6)	78,645	81,048	158,206	162,552
Special charges (recoveries) (Note 16)	20,118	15,238	40,257	62,374
Total operating expenses	690,445	682,177	1,358,012	1,386,293
Income from operations	291,755	295,799	561,704	502,041
Other income (expense), net (Note 21)	2,932	68,615	(44)	32,960
Interest and other related expense, net	(79,227)	(83,615)	(160,341)	(167,897)
Income before income taxes	215,460	280,799	401,319	367,104
Provision for income taxes (Note 13)	47,334	50,893	86,533	52,776
Net income	$168,126	$229,906	$314,786	$314,328
Net (income) attributable to non-controlling interests	(35)	(44)	(79)	(98)
Net income attributable to OpenText	$168,091	$229,862	$314,707	$314,230
Earnings per share—basic attributable to OpenText (Note 22)	$0.67	$0.87	$1.24	$1.18
Earnings per share—diluted attributable to OpenText (Note 22)	$0.66	$0.87	$1.24	$1.18
Weighted average number of Common Shares outstanding—basic	251,983	265,099	252,814	266,252
Weighted average number of Common Shares outstanding—diluted	253,733	265,193	253,406	266,505
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net income	$168,126	$229,906	$314,786	$314,328
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	6,843	1,167	29,020	(4,023)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss)—net of tax (1)	668	(4,188)	(1,007)	(3,534)
(Gain) loss reclassified into net income—net of tax (2)	45	1,010	(67)	1,272
Unrealized gain (loss) on available-for-sale financial assets:
Unrealized gain (loss)—net of tax (3)	510	436	671	684
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss)—net of tax (4)	—	—	—	(1,045)
Amortization of actuarial (gain) loss into net income—net of tax (5)	13	252	18	486
Total other comprehensive income (loss), net	8,079	(1,323)	28,635	(6,160)
Total comprehensive income	176,205	228,583	343,421	308,168
Comprehensive income attributable to non-controlling interests	(35)	(44)	(79)	(98)
Total comprehensive income attributable to OpenText	$176,170	$228,539	$343,342	$308,070
______________________
(1)Net of tax expense (recovery) of $241 and $(1,510) for the three months ended December 31, 2025 and 2024, respectively; $(363) and $(1,274) for the six months ended December 31, 2025 and 2024, respectively.
(2)Net of tax expense (recovery) of $16 and $364 for the three months ended December 31, 2025 and 2024, respectively; $(25) and $458 for the six months ended December 31, 2025 and 2024, respectively.
(3)Net of tax expense (recovery) of $243 and $18 for the three months ended December 31, 2025 and 2024, respectively; $309 and $225 for the six months ended December 31, 2025 and 2024, respectively.
(4)Net of tax expense (recovery) of $— and $— for the three months ended December 31, 2025 and 2024, respectively; $— and $(43) for the six months ended December 31, 2025 and 2024, respectively.
(5)Net of tax expense (recovery) of $(21) and $92 for the three months ended December 31, 2025 and 2024, respectively; $(17) and $184 for the six months ended December 31, 2025 and 2024, respectively.
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(Unaudited)

	Three Months Ended December 31, 2025
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of September 30, 2025	251,964	$2,189,340	(4,452)	$(130,561)	$1,938,716	$(46,511)	$1,765	$3,952,749
Issuance of Common Shares
Under employee stock option plans	857	26,746	—	—	—	—	—	26,746
Under employee stock purchase plans	245	7,826	—	—	—	—	—	7,826
Share-based compensation	—	21,119	—	—	—	—	—	21,119
Issuance of treasury stock	—	(51,375)	1,868	56,698	—	—	—	5,323
Repurchase of Common Shares	(1,390)	(9,717)	—	—	(65,455)	—	—	(75,172)
Dividends declared ($0.275 per Common Share)	—	—	—	—	(69,402)	—	—	(69,402)
Other comprehensive income (loss) - net	—	—	—	—	—	8,079	—	8,079
Net income for the period	—	—	—	—	168,091	—	35	168,126
Balance as of December 31, 2025	251,676	$2,183,939	(2,584)	$(73,863)	$1,971,950	$(38,432)	$1,800	$4,045,394

	Three Months Ended December 31, 2024
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of September 30, 2024	265,546	$2,290,191	(3,900)	$(145,646)	$2,065,221	$(74,456)	$1,577	$4,136,887
Issuance of Common Shares
Under employee stock option plans	65	1,739	—	—	—	—	—	1,739
Under employee stock purchase plans	330	9,308	—	—	—	—	—	9,308
Share-based compensation	—	30,355	—	—	—	—	—	30,355
Purchase of treasury stock	—	—	(1,363)	(40,013)	—	—	—	(40,013)
Issuance of treasury stock	—	(39,906)	1,037	41,227	—	—	—	1,321
Repurchase of Common Shares	(2,213)	(16,104)	—	—	(50,990)	—	—	(67,094)
Dividends declared ($0.2625 per Common Share)	—	—	—	—	(69,579)	—	—	(69,579)
Other comprehensive income (loss) - net	—	—	—	—	—	(1,323)	—	(1,323)
Net income for the period	—	—	—	—	229,862	—	44	229,906
Balance as of December 31, 2024	263,728	$2,275,583	(4,226)	$(144,432)	$2,174,514	$(75,779)	$1,621	$4,231,507

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Six Months Ended December 31, 2025
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	254,784	$2,193,985	(4,648)	$(138,164)	$1,940,113	$(67,067)	$1,721	$3,930,588
Issuance of Common Shares
Under employee stock option plans	882	27,301	—	—	—	—	—	27,301
Under employee stock purchase plans	556	15,422	—	—	—	—	—	15,422
Share-based compensation	—	38,800	—	—	—	—	—	38,800
Issuance of treasury stock	—	(58,777)	2,064	64,301	—	—	—	5,524
Repurchase of Common Shares	(4,546)	(32,792)	—	—	(144,103)	—	—	(176,895)
Dividends declared ($0.55 per Common Share)	—	—	—	—	(138,767)	—	—	(138,767)
Other comprehensive income (loss) - net	—	—	—	—	—	28,635	—	28,635
Net income for the period	—	—	—	—	314,707	—	79	314,786
Balance as of December 31, 2025	251,676	$2,183,939	(2,584)	$(73,863)	$1,971,950	$(38,432)	$1,800	$4,045,394

	Six Months Ended December 31, 2024
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	267,801	$2,271,886	(3,136)	$(123,268)	$2,119,159	$(69,619)	$1,523	$4,199,681
Issuance of Common Shares
Under employee stock option plans	70	1,880	—	—	—	—	—	1,880
Under employee stock purchase plans	719	19,171	—	—	—	—	—	19,171
Share-based compensation	—	59,801	—	—	—	—	—	59,801
Purchase of treasury stock	—	—	(2,187)	(65,023)	—	—	—	(65,023)
Issuance of treasury stock	—	(41,836)	1,097	43,859	(702)	—	—	1,321
Repurchase of Common Shares	(4,862)	(35,319)	—	—	(118,256)	—	—	(153,575)
Dividends declared ($0.525 per Common Share)	—	—	—	—	(139,917)	—	—	(139,917)
Other comprehensive income (loss) - net	—	—	—	—	—	(6,160)	—	(6,160)
Net income for the period	—	—	—	—	314,230	—	98	314,328
Balance as of December 31, 2024	263,728	$2,275,583	(4,226)	$(144,432)	$2,174,514	$(75,779)	$1,621	$4,231,507

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$314,786	$314,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	317,802	321,049
Share-based compensation expense	38,913	59,919
Pension expense	6,228	6,813
Amortization of debt discount and issuance costs	11,612	10,795
Write-off of right of use assets	7,844	1,385
Adjustment to gain on AMC Divestiture	—	4,175
Loss on sale and write down of property and equipment, net	2,823	439
Deferred taxes	(32,799)	(52,977)
Share in net (income) of equity investees	(7,633)	(1,993)
Changes in derivative instruments	(10,749)	(20,614)
Changes in operating assets and liabilities:
Accounts receivable	60,490	41,879
Contract assets	(69,678)	(59,946)
Prepaid expenses and other current assets	10,168	54,578
Income taxes	(32,664)	(196,727)
Accounts payable and accrued liabilities	(98,492)	(128,110)
Deferred revenue	(49,415)	(71,407)
Other assets	7,377	(1,436)
Operating lease assets and liabilities, net	(10,191)	(11,964)
Net cash provided by operating activities	466,422	270,186
Cash flows from investing activities:
Additions of property and equipment	(85,749)	(80,585)
Adjustment to proceeds from AMC Divestiture	—	(11,686)
Proceeds from interest on derivative instruments	870	2,519
Other investing activities	632	5,892
Net cash used in investing activities	(84,247)	(83,860)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	41,499	17,740
Repayment of long-term debt and Revolver	(17,926)	(17,926)
Net change in transition services agreement obligation	—	21,938
Debt issuance costs	—	(1,066)
Repurchase of Common Shares	(157,625)	(153,406)
Purchase of treasury stock	—	(65,023)
Payments of dividends to shareholders	(136,735)	(137,374)
Net cash used in financing activities	(270,787)	(335,117)
Foreign exchange gain (loss) on cash held in foreign currencies	3,503	(9,794)
Increase (decrease) in cash, cash equivalents and restricted cash during the period	114,891	(158,585)
Cash, cash equivalents and restricted cash at beginning of the period	1,158,106	1,282,793
Cash, cash equivalents and restricted cash at end of the period	$1,272,997	$1,124,208

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

Reconciliation of cash, cash equivalents and restricted cash:	December 31, 2025	December 31, 2024
Cash and cash equivalents	$1,271,374	$1,122,192
Restricted cash (1)	1,623	2,016
Total cash, cash equivalents and restricted cash	$1,272,997	$1,124,208
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (Note 7).
Supplemental cash flow disclosures (Note 4 and Note 20)
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2025
(Unless otherwise noted, tabular amounts in thousands of U.S. dollars, except share and per share data)
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company.” We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd., which as of December 31, 2025, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
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
Long-lived Asset Reclassified to Held for Sale
During the second quarter of Fiscal 2026, the Company commenced a plan to sell an office building with a carrying value of $4.5 million as of December 31, 2025. Accordingly, the office building was reclassified from Property and equipment to Assets held for sale in our Condensed Consolidated Balance Sheets as of December 31, 2025.
NOTE 2—ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted in Fiscal 2026
During Fiscal 2026, we have not adopted any accounting pronouncements that have had a material impact to our Condensed Consolidated Financial Statements or disclosures.
Accounting Pronouncements Not Yet Adopted in Fiscal 2026
Income Taxes
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved annual income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for annual reporting periods beginning after December 15, 2024. The amendments in this ASU may be applied on a prospective or retrospective basis, with early adoption permitted. The impact of our adoption of such guidance will be reflected in our 2026 annual consolidated financial statements.

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
Derivatives and Hedging and Revenue from Contracts with Customers
In September 2025, the FASB issued ASU 2025-07 “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606),” which clarifies the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this ASU may be applied on a prospective or modified retrospective basis, with early adoption permitted. We do not expect ASU 2025-07 to have an impact on the Company’s financial disclosures.

NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Total Revenues by Geography:
Americas (1)	$708,440	$765,857	$1,442,016	$1,494,100
EMEA (2)	496,726	449,068	935,528	868,299
Asia Pacific (3)	121,570	119,575	237,327	241,106
Total revenues	$1,326,736	$1,334,500	$2,614,871	$2,603,505
______________________
(1)Americas consists of countries in North, Central and South America.
(2)EMEA consists of countries in Europe, the Middle East and Africa.
(3)Asia Pacific primarily consists of Australia, Japan, Singapore, India and China.

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Total Revenues by Type of Performance Obligation:
Recurring revenues (1)
Cloud services and subscriptions revenue	$478,084	$462,306	$962,593	$919,330
Customer support revenue	581,921	590,595	1,168,766	1,186,085
Total recurring revenues	$1,060,005	$1,052,901	$2,131,359	$2,105,415
License revenue (perpetual, term and subscriptions)	184,227	188,923	318,775	314,736
Professional service and other revenue	82,504	92,676	164,737	183,354
Total revenues	$1,326,736	$1,334,500	$2,614,871	$2,603,505
______________________
(1)Recurring revenue is defined as the sum of Cloud services and subscriptions revenue and Customer support revenue.

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Total Revenues by Timing of Revenue Recognition:
Point in time	$184,227	$188,923	$318,775	$314,736
Over time (including professional service and other revenue)	1,142,509	1,145,577	2,296,096	2,288,769
Total revenues	$1,326,736	$1,334,500	$2,614,871	$2,603,505

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Total Revenues by Product Categories
Content	$573,335	$548,656	$1,096,799	$1,055,547
Business Network	159,770	159,479	320,481	316,699
ITOM	113,262	114,095	226,706	234,304
Cybersecurity (Enterprise)	174,483	192,842	355,230	363,401
Cybersecurity (SMB & Consumer)	127,646	135,183	259,373	273,583
ADM (1)	120,125	123,333	242,221	242,279
Analytics	58,115	60,912	114,061	117,692
Total revenues by product categories	$1,326,736	$1,334,500	$2,614,871	$2,603,505

Total Cloud Services and Subscriptions Revenue by Product Categories
Content	$137,907	$116,626	$273,519	$228,916
Business Network	151,379	150,036	303,578	297,604
ITOM	7,843	4,709	14,606	8,979
Cybersecurity (Enterprise)	17,939	21,047	38,956	42,344
Cybersecurity (SMB & Consumer)	117,337	123,853	238,658	251,082
ADM (1)	27,933	26,810	59,100	51,813
Analytics	17,746	19,225	34,176	38,592
Total cloud services and subscriptions revenues by product categories	$478,084	$462,306	$962,593	$919,330
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of December 31, 2025	As of June 30, 2025
Short-term contract assets	$73,965	$77,920
Long-term contract assets	55,133	49,293
Short-term deferred revenues (1)	1,456,883	1,515,382
Long-term deferred revenues (1)	165,191	168,757
______________________
(1)Excludes $11.8 million of short-term deferred revenues and $0.2 million of long-term deferred revenues that have been reclassified to Liabilities held for sale as of December 31, 2025, related to the divestiture of the eDOCS business that closed on January 12, 2026. See Note 17 “Acquisitions and Divestitures” and Note 24 “Subsequent Events” for more details.
The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and customer payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the six months ended December 31, 2025, we reclassified $67.8 million (six months ended December 31, 2024 — $57.3 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three and six months ended December 31, 2025 and 2024, respectively, there was no significant impairment loss recognized related to contract assets.

We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to cloud services and customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the six months ended December 31, 2025 that was included in the deferred revenue balances at June 30, 2025 was $1,128 million (six months ended December 31, 2024—$1,131 million).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2025:

Capitalized costs to obtain a contract as of June 30, 2025	$129,026
New capitalized costs incurred	33,223
Amortization of capitalized costs	(25,188)
Impact of foreign exchange rate changes	437
Capitalized costs to obtain a contract as of December 31, 2025	$137,498
During the three and six months ended December 31, 2025 and 2024, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to Note 7 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.
Remaining Performance Obligations
Remaining performance obligations (RPO) represent contracted revenue that has not yet been recognized. They include amounts recognized as deferred revenue and amounts that are contracted but will be billed and recognized as revenue in future periods.
The following table provides RPO information as of December 31, 2025. The 12-month periods noted below are as of the dates presented, with the remaining balances recognized substantially over the next three years thereafter.

($ in billions)	As of December 31, 2025
Total RPO (1)	$4.5
% recognized as revenue over the following 12 months	60%
Cloud services and subscriptions RPO	$2.6
% recognized as revenue over the following 12 months	48%
Customer support and other RPO (2)	$1.9
% recognized as revenue over the following 12 months	76%
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
The table above includes RPO related to the divestiture of the eDOCS business, which are reported within Liabilities held for sale. As of December 31, 2025, the total RPO above includes $16.5 million of revenue from remaining performance obligations on existing contracts related to eDOCS, of which $15.9 million relates to Customer support. Approximately 97% of the total RPO related to eDOCS is expected to be recognized over the next 12 months.

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
The following illustrates the Condensed Consolidated Balance Sheets information related to leases:

	Balance Sheet Location	As of December 31, 2025	As of June 30, 2025
Operating Leases
Operating lease right of use assets	Operating lease right of use assets	$156,402	$197,977

Operating lease liabilities (current)	Operating lease liabilities	$66,600	$75,914
Operating lease liabilities (non-current)	Long-term operating lease liabilities	155,217	189,949
Total operating lease liabilities		$221,817	$265,863

Finance Leases
Finance lease receivables (current)	Prepaid expenses and other current assets	$1,540	$1,867
Finance lease receivables (non-current)	Other assets	—	457
Total finance lease receivables		$1,540	$2,324

Finance lease liabilities (current)	Accounts payable and accrued liabilities	$1,381	$1,877
Finance lease liabilities (non-current)	Accrued liabilities	—	457
Total finance lease liabilities		$1,381	$2,334
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of December 31, 2025	As of June 30, 2025
Weighted-average remaining lease term
Operating leases	4.49 years	4.59 years
Finance leases	0.76 years	1.23 years
Weighted-average discount rate
Operating leases	4.97%	4.92%
Finance leases	5.32%	5.33%
Lease Costs and Other Information
The following illustrates the various components of lease costs for the period indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Operating lease cost	$18,252	$20,643	$37,956	$41,748
Short-term lease cost	207	639	424	978
Variable lease cost	834	836	1,810	1,891
Sublease income	(2,836)	(2,692)	(4,868)	(5,466)
Total lease cost	$16,457	$19,426	$35,322	$39,151

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of lease liabilities, and, as such, are excluded from the amounts below:

	Six Months Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$45,713	$52,044
Finance leases	$1,000	$1,952
Right of use assets obtained in exchange for new lease liabilities, net of terminations:
Operating leases (1)	$(4,734)	$30,211
______________________
(1)During the six months ended December 31, 2025, we modified certain lease agreements, resulting in a net reduction of our right of use assets and related lease liabilities, of which $13.7 million was attributable to a facility in the Americas.
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our lease liabilities as of December 31, 2025:

Fiscal years ending June 30,	Operating Leases	Finance Leases
2026 (six months ended)	$40,587	$947
2027	67,001	459
2028	50,187	—
2029	34,831	—
2030	20,709	—
Thereafter	31,637	—
Total lease payments	$244,952	$1,406
Less: Imputed interest	(23,135)	(25)
Total	$221,817	$1,381
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $4.4 million over the remainder of Fiscal 2026 and $0.9 million thereafter.
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2025:

Balance as of June 30, 2025	$7,517,463
Reclassification to Assets held for sale (1)	(92,190)
Impact of foreign exchange rate changes	8,640
Balance as of December 31, 2025	$7,433,913
______________________
(1)Adjustment to reclassify Goodwill to Assets held for sale related to the divestiture of our eDOCS business. See Note 17 “Acquisitions and Divestitures” and Note 24 “Subsequent Events” for more details.

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of December 31, 2025
	Cost	Accumulated Amortization	Net
Technology assets	$1,064,433	$(530,136)	$534,297
Customer assets	2,305,987	(1,110,301)	1,195,686
Total	$3,370,420	$(1,640,437)	$1,729,983

	As of June 30, 2025
	Cost	Accumulated Amortization	Net
Technology assets	$1,064,400	$(441,705)	$622,695
Customer assets	2,635,686	(1,281,790)	1,353,896
Total	$3,700,086	$(1,723,495)	$1,976,591
Where applicable, the above balances as of December 31, 2025 have been reduced to reflect the impact of intangible assets where the gross cost became fully amortized during the six months ended December 31, 2025. This impact resulted in reductions to the cost and accumulated amortization of customer assets of $330.4 million. The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and nine years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2026 (six months ended)	$220,903
2027	396,747
2028	379,767
2029	283,041
2030	209,515
2031 and Thereafter	240,010
Total	$1,729,983

NOTE 7—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of December 31, 2025	As of June 30, 2025
Deposits and restricted cash	$5,099	$2,456
Capitalized costs to obtain a contract	44,211	44,311
Short-term prepaid expenses and other current assets (1)	136,294	148,824
Derivative asset (2)	779	2,984
Total	$186,383	$198,575
______________________
(1)Excludes prepaid expenses and other current assets that have been reclassified to Assets held for sale as of December 31, 2025, related to the divestiture of the eDOCS business. See Note 17 “Acquisitions and Divestitures” and Note 24 “Subsequent Events” for more details.
(2)Represents the asset related to our derivative instrument activity. See Note 15 “Derivative Instruments and Hedging Activities” for more details.
Other assets:

	As of December 31, 2025	As of June 30, 2025
Deposits and restricted cash	$17,188	$22,720
Capitalized costs to obtain a contract	93,287	84,715
Investments	123,704	116,704
Available-for-sale financial assets	46,775	45,074
Long-term prepaid expenses and other long-term assets	27,161	38,480
Total	$308,115	$307,693
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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and is subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (see Note 21 “Other Income (Expense), Net”). During the three and six months ended December 31, 2025, our share of income (loss) from these investments was $5.2 million and $7.6 million, respectively (three and six months ended December 31, 2024—$1.5 million and $2.0 million, respectively).
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

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of December 31, 2025	As of June 30, 2025
Accounts payable—trade (1)	$130,614	$136,204
Accrued salaries, incentives and commissions (1)	213,433	254,230
Accrued liabilities	228,751	229,070
Accrued sales and other tax liabilities	36,516	32,964
Derivative liability (2)	248,597	275,810
Accrued interest on long-term debt	37,729	37,729
Amounts payable in respect of restructuring and other special charges	24,964	53,771
Asset retirement obligations	8,904	6,805
Total	$929,508	$1,026,583
______________________
(1)Excludes $0.8 million of Accounts payable and accrued liabilities that have been reclassified to Liabilities held for sale as of December 31, 2025, related to the divestiture of the eDOCS business. See Note 17 “Acquisitions and Divestitures” and Note 24 “Subsequent Events” for more details.
(2)Represents the liability related to our derivative instrument activity (see Note 15 “Derivative Instruments and Hedging Activities” for more details).
Long-term accrued liabilities:

	As of December 31, 2025	As of June 30, 2025
Amounts payable in respect of restructuring and other special charges	$9,566	$8,591
Other accrued liabilities	11,193	10,801
Asset retirement obligations	20,455	22,920
Total	$41,214	$42,312
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of December 31, 2025, the present value of this obligation was $29.4 million (June 30, 2025—$29.7 million), with an undiscounted value of $31.5 million (June 30, 2025—$32.2 million).

NOTE 9—LONG-TERM DEBT

	As of December 31, 2025	As of June 30, 2025
Total debt
Senior Notes 2031	$650,000	$650,000
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	850,000
Senior Notes 2028	900,000	900,000
Senior Secured Notes 2027	1,000,000	1,000,000
Acquisition Term Loan	2,167,450	2,185,375
Total principal payments due	6,467,450	6,485,375

Unamortized debt discount and issuance costs	(95,842)	(107,454)
Total amount outstanding	6,371,608	6,377,921
Less:
Current portion of long-term debt
Acquisition Term Loan	35,850	35,850
Total current portion of long-term debt	35,850	35,850

Non-current portion of long-term debt	$6,335,758	$6,342,071
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
For the three and six months ended December 31, 2025, we recorded interest expense of $6.7 million and $13.4 million, respectively, relating to Senior Notes 2031 (three and six months ended December 31, 2024—$6.7 million and $13.4 million, respectively).
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
For the three and six months ended December 31, 2025, we recorded interest expense of $9.3 million and $18.6 million, respectively, relating to Senior Notes 2030 (three and six months ended December 31, 2024—$9.3 million and $18.6 million, respectively).
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
For the three and six months ended December 31, 2025, we recorded interest expense of $8.2 million and $16.4 million, respectively, relating to Senior Notes 2029 (three and six months ended December 31, 2024—$8.2 million and $16.4 million, respectively).
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
For the three and six months ended December 31, 2025, we recorded interest expense of $8.7 million and $17.4 million, respectively, relating to Senior Notes 2028 (three and six months ended December 31, 2024—$8.7 million and $17.4 million, respectively).
Senior Secured Fixed Rate Notes
Senior Secured Notes 2027
On December 1, 2022, the Company issued $1.0 billion in aggregate principal amount of senior secured notes due 2027 (Senior Secured Notes 2027, and together with the Senior Notes 2031, Senior Notes 2030, Senior Notes 2029, and Senior Notes 2028, the Senior Notes) in connection with the financing of the acquisition of Micro Focus International Limited, formerly Micro Focus International plc, and its subsidiaries (Micro Focus) (the Micro Focus Acquisition) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Secured Notes 2027 bear interest at a rate of 6.90% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2023. Senior Secured Notes 2027 will mature on December 1, 2027, unless earlier redeemed, in accordance with their terms, or repurchased.
The Senior Secured Notes 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries and are secured with the same priority as the Company’s senior credit facilities. The Senior Secured Notes 2027 and the related guarantees are effectively senior to all of the Company’s and the guarantors’ senior unsecured debt to the extent of the value of the Collateral (as defined in the indenture to the Senior Secured Notes 2027) and are structurally subordinated to all existing and future liabilities of each of the Company’s existing and future subsidiaries that do not guarantee the Senior Secured Notes 2027. As of December 31, 2025, the Senior Secured Notes 2027 bear an effective interest rate of 7.39%. The effective interest rate includes interest expense of $34.6 million and amortization of debt discount and issuance costs of $1.5 million.
For the three and six months ended December 31, 2025, we recorded interest expense of $17.3 million and $34.6 million, respectively, relating to Senior Secured Notes 2027 (three and six months ended December 31, 2024—$17.3 million and $34.6 million, respectively).
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
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of December 31, 2025, our consolidated net leverage ratio, as calculated in accordance with the Revolver, was 3.35:1.00.

The Revolver requires us to pay a facility fee on unused commitments based on the consolidated net leverage ratio. As of December 31, 2025, the facility fee under the Revolver was 0.30%. For the three and six months ended December 31, 2025, we recorded $0.5 million and $1.1 million, respectively, of facility fees in Interest and other related expense, net, in our Condensed Consolidated Statements of Income (three and six months ended December 31, 2024 —$0.6 million and $1.2 million, respectively).
As of December 31, 2025, we had no outstanding balance under the Revolver (June 30, 2025—nil). For the three and six months ended December 31, 2025, we did not record any interest expense relating to the Revolver (three and six months ended December 31, 2024—nil and nil, respectively).
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
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR (as defined in the Acquisition Term Loan) plus an applicable margin of 1.75%. As of December 31, 2025, the outstanding balance on the Acquisition Term Loan bears an interest rate of 5.67%. As of December 31, 2025, the Acquisition Term Loan bears an effective interest rate of 6.70%. The effective interest rate includes interest expense of $66.1 million and amortization of debt discount and issuance costs of $7.8 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of December 31, 2025, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.35:1:00.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver and the Senior Secured Notes 2027.
For the three and six months ended December 31, 2025, we recorded interest expense of $32.1 million and $66.1 million, respectively, relating to the Acquisition Term Loan (three and six months ended December 31, 2024—$38.2 million and $81.1 million, respectively).
On January 15, 2026, we used the net proceeds from the eDOCS divestiture to prepay $163.0 million of our aggregate outstanding principal balance on the Acquisition Term Loan. See Note 24 “Subsequent Events” for more details.
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

NOTE 10—PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS
Defined Benefit and Other Post-Retirement Benefit Plans
The Company has 45 pension and other post-retirement plans in multiple countries. All of our pension and other post-retirement plans are located outside of Canada and the United States. The plans are primarily located in Germany, which, as of December 31, 2025, make up approximately 48% of the total net benefit pension obligations.
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
The following are details of net pension expense relating to the defined benefit pension plans:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Pension expense:
Service cost	$2,887	$2,714	$5,796	$5,542
Interest cost	3,520	3,148	7,040	6,485
Expected return of plan assets	(3,313)	(2,842)	(6,609)	(5,871)
Amortization of actuarial (gains) losses	(7)	330	1	657
Net pension expense	$3,087	$3,350	$6,228	$6,813
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under Interest and other related expense, net on our Condensed Consolidated Statements of Income.
NOTE 11—EQUITY AND SHARE-BASED COMPENSATION
Equity
Cash Dividends
For the three and six months ended December 31, 2025, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.275 and $0.55 per Common Share, respectively, in the aggregate amount of $68.5 million and $136.7 million, respectively, which we paid during the same periods (three and six months ended December 31, 2024—$0.2625 and $0.525 per Common Share, respectively, in the aggregate amount of $68.3 million and $137.4 million, respectively).
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
During the three and six months ended December 31, 2025, we did not repurchase Common Shares on the open market for potential settlement of awards under our LTIP or other plans as described below (three and six months ended December 31, 2024—1,362,721 and 2,187,135 Common Shares were purchased, respectively, at a cost of $40.0 million and $65.0 million, respectively).

During the three and six months ended December 31, 2025, we delivered to eligible participants 1,868,005 and 2,064,022 Common Shares, respectively, at a cost of $56.7 million and $64.3 million, respectively, that were purchased in the open market in connection with the settlement of awards under our LTIP and other plans (three and six months ended December 31, 2024—1,036,378 and 1,097,265 Common Shares, respectively, at a cost of $41.2 million and $43.8 million, respectively).
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%. During the three and six months ended December 31, 2025, 233,007 and 477,457 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and six months ended December 31, 2024—213,432 and 602,734 Common Shares, respectively). During the three and six months ended December 31, 2025, cash in the amount of $6.6 million and $14.4 million, respectively, was received from employees relating to the ESPP (three and six months ended December 31, 2024—$6.0 million and $15.9 million, respectively).
Share Repurchase Plan
On April 30, 2024, the Company’s Board of Directors (the Board) authorized a share repurchase plan (the Fiscal 2024 Repurchase Plan) pursuant to which we were authorized to purchase for cancellation, in open market transactions from time to time over the 12-month period commencing on May 7, 2024 until May 6, 2025, up to an aggregate of $250 million of our Common Shares.
On July 31, 2024, in order to align our share repurchase plan to our fiscal year, the Board approved the early termination of the Fiscal 2024 Repurchase Plan and authorized a share repurchase plan (the Fiscal 2025 Repurchase Plan), pursuant to which we were authorized to purchase for cancellation, from time to time over the 12-month period commencing on August 7, 2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of our Common Shares. On March 13, 2025, the Company increased the authorized limit of the Fiscal 2025 Repurchase Plan by $150 million to $450 million.
On August 6, 2025, the Company renewed its share repurchase plan, pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12 month period commencing on August 12, 2025 until August 11, 2026, if considered advisable, up to an aggregate of $300 million of our Common Shares on the Toronto Stock Exchange (TSX) as part of a normal course issuer bid renewed by the Company on August 6, 2025 (the Fiscal 2026 NCIB), the NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the Fiscal 2026 Repurchase Plan). The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2026 Repurchase Plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act) and includes a normal course issuer bid to provide means to execute purchases over the TSX. Further, as part of the renewal of the Fiscal 2026 NCIB, the Company established an automatic share purchase plan (ASPP) with its broker to facilitate repurchases of Common Shares.
During the three and six months ended December 31, 2025, we repurchased and cancelled 1,389,600 and 4,545,923 Common Shares for $50.2 million and $152.2 million, respectively, inclusive of 2% Canadian excise taxes recorded (three and six months ended December 31, 2024, 2,212,971 and 4,862,102 Common Shares for $67.1 million and $153.6 million, respectively, inclusive of 2% Canadian excise taxes recorded).
Additionally, as of December 31, 2025, we recorded an accrual within Accounts payable and accrued liabilities and a corresponding charge to Retained earnings of $50.0 million, representing the estimated value of Common Shares expected to be repurchased following the fiscal quarter ended December 31, 2025 pursuant to the ASPP.

Share-Based Compensation
Share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Stock Options (issued under Stock Option Plans)	$2,475	$3,841	$3,481	$6,577
Performance Share Units (issued under LTIP)	4,885	5,510	8,270	12,698
Restricted Share Units (issued under LTIP)	3,675	4,546	7,246	8,313
Restricted Share Units (other)	7,826	13,436	15,291	26,721
Deferred Share Units (directors)	992	1,387	1,906	2,232
Employee Stock Purchase Plan	1,379	1,641	2,719	3,378
Total share-based compensation expense	$21,232	$30,361	$38,913	$59,919

A summary of unrecognized compensation cost for unvested share-based compensation awards is as follows:

	As of December 31, 2025
	Unrecognized Compensation Cost	Weighted Average Recognition Period (years)
Stock Options (issued under Stock Option Plans)	$30,200	2.37
Performance Share Units (issued under LTIP)	56,616	2.25
Restricted Share Units (issued under LTIP)	21,997	1.52
Restricted Share Units (other)	43,494	1.81
Total unrecognized share-based compensation cost	$152,307
Stock Option Plans
A summary of activity under our stock option plans for the six months ended December 31, 2025 is as follows:

	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2025	12,306,554	$36.73	3.93	$5,942
Granted	857,750	33.83
Exercised	(881,705)	30.96
Forfeited or expired	(4,624,040)	38.15
Outstanding at December 31, 2025	7,658,559	$36.21	4.01	$13,555
Exercisable at December 31, 2025	4,101,353	$39.65	2.67	$4,902
As of December 31, 2025, 8,546,838 options to purchase Common Shares were available for issuance under our stock option plans.
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

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Weighted–average fair value of options granted	$8.49	$6.43	$7.83	$5.89
Weighted-average assumptions used:
Expected volatility	31.61%	28.98%	31.38%	28.66%
Risk–free interest rate	3.71%	4.14%	3.73%	3.74%
Expected dividend yield	2.99%	3.42%	3.19%	3.49%
Expected life (in years)	4.31	4.32	4.33	4.31
Forfeiture rate (based on historical rates)	7%	7%	7%	7%
Average exercise share price	$30.99	$29.97	$30.96	$28.75
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
A summary of activity under our PSUs issued under the LTIP for the six months ended December 31, 2025 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2025	1,972,941	$49.87	1.52	$51,956
Granted (1)	979,851	49.66
Vested (1)	(325,768)	51.19
Forfeited or expired	(773,706)	47.19
Outstanding at December 31, 2025	1,853,318	$50.65	2.20	$60,381
______________________
(1)PSUs are earned based on market or performance conditions and the actual number of PSUs earned, if any, is dependent upon performance and may range from 0 to 200 percent.

For the periods indicated, the weighted-average fair value of market-based PSUs issued under the LTIP, and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

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
A summary of activity under our RSUs issued under the LTIP for the six months ended December 31, 2025 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2025	1,272,015	$33.11	1.70	$37,143
Granted	793,715	30.12
Vested	(499,783)	34.42
Forfeited or expired	(241,690)	30.22
Outstanding at December 31, 2025	1,324,257	$31.35	2.26	$43,144
Restricted Share Units (Other)
In addition to the grants made in connection with the LTIP discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. RSUs (other) vest over a specified contract date, typically two to four years from the respective date of grants.
A summary of activity under our RSUs (other) issued for the six months ended December 31, 2025 is as follows:

	Units	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2025	2,639,883	$33.11	2.00	$77,084
Granted	768,888	35.98
Vested	(1,237,728)	33.82
Forfeited or expired	(63,812)	33.94
Outstanding at December 31, 2025	2,107,231	$33.71	2.36	$68,654
Deferred Share Units (DSUs)
The DSUs are granted to certain non-employee directors. DSUs are issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.

A summary of activity under our DSUs issued for the six months ended December 31, 2025 is as follows:

	Units	Weighted-Average Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2025 (1)	903,970	$31.04	0.34	$26,415
Granted	90,564	33.60
Outstanding at December 31, 2025 (2)	994,534	$31.27	0.93	$33,273
______________________
(1)    Includes 62,177 unvested DSUs.
(2)    Includes 66,419 unvested DSUs.
NOTE 12—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2026 - June 30, 2026	July 1, 2026 - June 30, 2028	July 1, 2028 - June 30, 2030	July 1, 2030 and beyond
Long-term debt obligations (1)	$7,645,094	$179,914	$2,582,388	$4,192,573	$690,219
Purchase obligations for contracts not accounted for as lease obligations (2)	231,465	129,386	102,079	—	—
Total	$7,876,559	$309,300	$2,684,467	$4,192,573	$690,219
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

Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of December 31, 2025, in connection with the CRA’s reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $88.0 million. As of December 31, 2025, we have provisionally paid approximately $32.0 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within Long-term income taxes recoverable on the Condensed Consolidated Balance Sheets as of December 31, 2025.
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
NOTE 13—INCOME TAXES
The Company’s effective tax rate for the six months ended December 31, 2025 was 21.6%. The Company’s effective tax rate differs from the Canadian federal and provincial statutory rate of 26.5% primarily due to tax benefits related to a net decrease in unrecognized tax benefits and research and development credits.
The Company’s effective tax rate for the six months ended December 31, 2024 was 14.4%. The Company’s effective tax rate differs from the Canadian federal and provincial statutory rate of 26.5% primarily due to tax benefits related to a net decrease in unrecognized tax benefits, research and development credits and a change in valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S., introducing amendments to U.S. tax laws with various effective dates. Key income tax-related provisions of the OBBBA include provisions related to bonus depreciation, research and development expenditures, interest expense deductibility and revisions to international tax regimes. The changes had an immaterial impact to the Company’s effective tax rate for the three and six months ended December 31, 2025.
As of December 31, 2025, the gross amount of unrecognized tax benefits accrued was $126.9 million (June 30, 2025 — $139.8 million), which is inclusive of interest and penalties accrued of $13.5 million (June 30, 2025 — $16.8 million). We believe that it is reasonably possible that the gross unrecognized tax benefits could decrease by $30.8 million in the next 12 months, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
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

The following table summarizes the fair value of the Company’s financial instruments as of December 31, 2025 and June 30, 2025:

		Fair Value
	Fair Value Hierarchy	December 31, 2025	June 30, 2025
Assets:
Available-for-sale financial assets (Note 7)	Level 2	$18,353	$17,721
Available-for-sale financial assets (Note 7)	Level 3	28,422	27,353
Derivative asset (Note 15)	Level 2	779	2,984

Liabilities:
Derivative liability (Note 15)	Level 2	$(248,597)	$(275,810)
Senior Notes (Note 9) (1)	Level 2	(4,200,445)	(4,158,921)
______________________
(1)Senior Notes are presented within the Condensed Consolidated Balance Sheets at amortized cost. See Note 9 “Long-Term Debt” for further details.
Changes in Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in the fair value of our Level 3 available-for-sale financial assets between June 30, 2025 and December 31, 2025.

Available-for-sale financial assets
Balance as of June 30, 2025	$27,353
Gain recognized in income	1,069
Balance as of December 31, 2025	$28,422
Our derivative liabilities and our derivative assets are classified as Level 2 and are comprised of swap contracts. Our valuation techniques used to measure the fair values of the derivative instruments, the counterparties to which have high credit ratings, were derived from pricing models including discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for these instruments. Our discounted cash flow techniques use observable market inputs, such as, where applicable, foreign currency spot and forward rates.
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended December 31, 2025 and 2024, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended December 31, 2025 and 2024, respectively, no indications of impairments were identified and therefore no fair value measurements were required.

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
We have designated these transactions as cash flow hedges of forecasted transactions under Topic 815. As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within Other comprehensive income (loss), net within the Condensed Consolidated Statements of Comprehensive Income. As of December 31, 2025, the fair value of the contracts is recorded within Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets and represents the net gain before tax effect that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months.
As of December 31, 2025, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $94.2 million (June 30, 2025—$93.5 million).

Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The fair values of outstanding derivative instruments are as follows:

		As of December 31, 2025		As of June 30, 2025
Instrument	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedges:
Cash flow hedge	Prepaid expenses and other current assets	$607	$—	$2,068	$—
Net investment hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	—	(144,841)	124	(161,304)
Total derivatives designated as hedges		607	(144,841)	2,192	(161,304)

Derivatives not designated as hedges:
Cross currency swap contracts	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	172	(103,756)	792	(114,506)
Total derivatives not designated as hedges		172	(103,756)	792	(114,506)
Total derivatives		$779	$(248,597)	$2,984	$(275,810)
The effects of gains (losses) from derivative instruments on our Condensed Consolidated Statements of Income is as follows:

		Three Months Ended December 31,		Six Months Ended December 31,
Instrument	Income Statement Location	2025	2024	2025	2024
Derivatives designated as hedges:
Cash flow hedge	Operating expenses	$(61)	$(1,374)	$92	$(1,730)
Net investment hedge	Interest and other related expense, net	113	1,119	237	1,846

Derivatives not designated as hedges:
Cross currency swap contracts	Other income (expense), net	2,906	45,549	10,749	20,614
Cross currency swap contracts	Interest and other related expense, net	128	1,031	264	1,712
Total		$3,086	$46,325	$11,342	$22,442
The effects of the cash flow and net investment hedges on our Condensed Consolidated Statements of Comprehensive Income:

	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income Location	Three Months Ended December 31,		Six Months Ended December 31,
		2025	2024	2025	2024
Gain (loss) recognized in OCI (loss) on cash flow hedge (effective portion)	Unrealized gain (loss) on cash flow hedge	$909	$(5,698)	$(1,370)	$(4,808)
Gain (loss) recognized in OCI (loss) on net investment hedge (effective portion)	Net foreign currency translation adjustment	$5,767	$42,553	$17,210	$16,476
Gain (loss) reclassified from AOCI into income (effective portion) - cash flow hedge	Operating expenses	$(61)	$(1,374)	$92	$(1,730)
Gain (loss) reclassified from AOCI into income (excluded from effectiveness testing) - net investment hedge	Interest and other related expense, net	$561	$561	$1,122	$1,122

NOTE 16—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition and divestiture-related costs and other similar charges.

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Business Optimization Plan	$14,248	$12,347	$26,517	$54,850
Other historical restructuring plans	1,098	71	508	(1,849)
Divestiture-related costs	3,079	49	4,020	4,209
Acquisition-related costs	—	(44)	12	692
Other charges	1,693	2,815	9,200	4,472
Total	$20,118	$15,238	$40,257	$62,374
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
As of December 31, 2025, we expect total costs to be incurred in connection with the Business Optimization Plan to be approximately $260.0 million, of which $154.4 million has been recorded to date. For the three and six months ended December 31, 2025, $14.2 million and $26.5 million, respectively, have been recorded within Special charges (recoveries) within the Condensed Consolidated Statements of Income. The entire Business Optimization Plan is expected to be substantially completed by the second quarter of Fiscal 2027.
A reconciliation of the beginning and ending restructuring liability for the Business Optimization Plan, which is included within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets, for the six months ended December 31, 2025 is shown below.

Business Optimization Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2025	$48,283	$2,846	$51,129
Accruals and adjustments	15,732	5,356	21,088
Cash payments	(45,960)	(599)	(46,559)
Foreign exchange and other non-cash adjustments	820	(1,403)	(583)
Balance payable as of December 31, 2025	$18,875	$6,200	$25,075
Divestiture-related costs
Divestiture-related costs, recorded within Special charges (recoveries), include direct costs of potential and completed divestitures.
Acquisition-related costs
Acquisition-related costs, recorded within Special charges (recoveries), include direct costs of potential and completed acquisitions.

Other charges (recoveries)
For the three and six months ended December 31, 2025, Other charges (recoveries) include $1.7 million and $9.2 million, respectively, of expenses related to severance and other miscellaneous charges.
For the three and six months ended December 31, 2024, Other charges include $2.8 million and $4.4 million, respectively, of other miscellaneous charges, primarily related to the Micro Focus Acquisition.
NOTE 17—ACQUISITIONS AND DIVESTITURES
Divestiture of eDOCS Business
On October 2, 2025, the Company entered into an agreement to divest an on-premise solutions (eDOCS), as a part of its Analytics product category, to NetDocuments Software, Inc. (NetDocuments), for $163.0 million in cash before taxes, fees and other adjustments. The transaction was completed on January 12, 2026. Refer to Note 24 “Subsequent Events” for more details.
As of December 31, 2025, the Company determined that the assets and liabilities of the eDOCS business met the criteria for held for sale classification and the respective assets and liabilities have been reclassified to Assets held for sale and Liabilities held for sale reported in our Condensed Consolidated Balance Sheets. The Company has determined that the eDOCS business does not constitute as a component, as its operations and cash flows cannot be clearly distinguished from the rest of the Company’s operations and cash flows due to significant shared costs, therefore, the transaction does not meet the discontinued operations criteria, and the results of operations from the eDOCS business are presented within Income from operations in our Condensed Consolidated Statements of Income. The sale proceeds less costs to sell exceeded the carrying value of the net assets for the eDOCS business. The carrying value is subject to change based on developments leading up to the closing date.
The following are classified as held for sale in the Condensed Consolidated Balance Sheets, which are related to the divestiture of our eDOCS business. The following balances incorporate the use of management estimates and are subject to the changes based on developments leading up to the closing date of the transaction.

As of December 31, 2025
Assets held for sale
Accounts receivable trade, net of allowance for credit losses	$1,653
Prepaid expenses and other current assets	21
Goodwill	92,190
Long-term deferred tax assets	17,735
Total Assets held for sale	$111,599

Liabilities held for sale
Accounts payable and accrued liabilities	$849
Deferred revenues	11,838
Pension liability, net	105
Long-term deferred revenues	227
Total Liabilities held for sale	$13,019
Beginning in Fiscal 2026, the Company presents deferred tax assets and liabilities associated with transactions structured as share sales within Assets held for sale or Liabilities held for sale.
Divestiture of AMC Business
On May 1, 2024, the Company completed the AMC Divestiture. In connection with the AMC Divestiture, the Company entered into a transition services agreement (TSA) with Rocket Software, for which transition service costs were reimbursable by Rocket Software. For the three and six months ended December 31, 2024, the Company billed Rocket Software $12.7 million and $27.2 million, respectively, under the TSA. All transition services pursuant to the TSA were completed as of June 30, 2025.
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
The following tables present Total revenue, significant segment expenses and Adjusted EBITDA for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Total revenues	$1,326,736	$1,334,500	$2,614,871	$2,603,505
Adjusted cost of revenues (1)	296,826	304,113	599,940	610,674
Adjusted gross profit (1)	1,029,910	1,030,387	2,014,931	1,992,831
Less:
Adjusted Research and development (2)	153,470	173,071	318,989	355,597
Adjusted Sales and marketing (2)	280,158	262,706	530,317	499,273
Adjusted General and administrative (2)	105,061	93,082	206,949	192,578
Add:
Net (income) attributable to non-controlling interests	(35)	(44)	(79)	(98)
Adjusted EBITDA	491,186	501,484	958,597	945,285
Less:
Reconciling items (3)	323,095	271,622	643,890	631,055
Net income attributable to OpenText	$168,091	$229,862	$314,707	$314,230
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
(3)The following adjustments are made to reconcile Adjusted EBITDA to Net income attributable to OpenText:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Provision for (recovery of) income taxes	$47,334	$50,893	$86,533	$52,776
Interest and other related expense, net	79,227	83,615	160,341	167,897
Amortization of acquired technology-based intangible assets	44,204	47,203	88,408	94,447
Amortization of acquired customer-based intangible assets	78,645	81,048	158,206	162,552
Depreciation	35,267	31,879	71,188	64,050
Share-based compensation	21,232	30,361	38,913	59,919
Special charges (recoveries)	20,118	15,238	40,257	62,374
Other (income) expense, net	(2,932)	(68,615)	44	(32,960)
Total reconciling items	$323,095	$271,622	$643,890	$631,055

NOTE 19—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31, 2025
	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2025	$(41,131)	$(267)	$918	$(6,031)	$(46,511)
Other comprehensive income (loss) before reclassifications, net of tax	6,843	668	510	—	8,021
Amounts reclassified into net income, net of tax	—	45	—	13	58
Total other comprehensive income (loss), net for the period	6,843	713	510	13	8,079
Balance as of December 31, 2025	$(34,288)	$446	$1,428	$(6,018)	$(38,432)

	Six Months Ended December 31, 2025
	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2025	$(63,308)	$1,520	$757	$(6,036)	$(67,067)
Other comprehensive income (loss) before reclassifications, net of tax	29,020	(1,007)	671	—	28,684
Amounts reclassified into net income, net of tax	—	(67)	—	18	(49)
Total other comprehensive income (loss), net for the period	29,020	(1,074)	671	18	28,635
Balance as of December 31, 2025	$(34,288)	$446	$1,428	$(6,018)	$(38,432)
______________________
(1)The amount of foreign currency translation recognized in other comprehensive income during the three and six months ended December 31, 2025 included net gains (losses) relating to our net investment hedge of $5.8 million and $17.2 million, respectively, as further discussed in Note 15 “Derivative Instruments and Hedging Activities.”

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
NOTE 20—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
	2025	2024
Cash paid during the period for interest	$167,539	$183,698
Cash received during the period for interest	21,141	24,563
Cash paid during the period for income taxes	158,756	299,404
NOTE 21—OTHER INCOME (EXPENSE), NET

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Foreign exchange gains (losses)	$(6,752)	$25,539	$(19,907)	$14,160
Unrealized gains on derivatives not designated as hedges (1)	2,906	45,549	10,749	20,614
OpenText share in net income of equity investees (2)	5,216	1,538	7,633	1,993
Adjustment to gain on AMC Divestiture (3)	—	(4,175)	—	(4,175)
Other miscellaneous income	1,562	164	1,481	368
Total other income (expense), net	$2,932	$68,615	$(44)	$32,960
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
(3)Represents final settlement of working capital and other adjustments related to the AMC Divestiture (see Note 17 “Acquisitions and Divestitures” for more details).

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Basic earnings per share
Net income attributable to OpenText	$168,091	$229,862	$314,707	$314,230
Basic earnings per share attributable to OpenText	$0.67	$0.87	$1.24	$1.18
Diluted earnings per share
Net income attributable to OpenText	$168,091	$229,862	$314,707	$314,230
Diluted earnings per share attributable to OpenText	$0.66	$0.87	$1.24	$1.18
Weighted-average number of shares outstanding (in ‘000’s)
Basic	251,983	265,099	252,814	266,252
Effect of dilutive securities	1,750	94	592	253
Diluted	253,733	265,193	253,406	266,505
Excluded as anti-dilutive (1)	5,142	11,338	6,647	10,982
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
During the six months ended December 31, 2025, Mr. Stephen Sadler earned immaterial consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler did not participate in any Board deliberations relating to matters for which he could potentially receive consulting fees. Mr. Sadler ceased to be a member of the Board as of December 9, 2025.
During the six months ended December 31, 2025, Mr. P. Thomas Jenkins earned approximately $1.6 million in consulting fees as Chief Strategy Officer, for which such payments are approved by the Audit Committee of the Board in accordance with its policies and practices.
NOTE 24—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on February 4, 2026, a dividend of $0.275 per Common Share. The record date for this dividend is March 6, 2026 and the payment date is March 20, 2026. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.

Divestiture of eDOCS Business
On January 12, 2026, the Company completed the previously announced divestiture of an on-premise solution, eDOCS, a part of its Analytics product category, to NetDocuments, for $163.0 million in cash before taxes, fees and other adjustments. The Company used the net proceeds from the transaction to prepay a portion of the outstanding principal balance of the Acquisition Term Loan, as further described below under “Debt Prepayment.”
Debt Prepayment
On January 15, 2026, we used the proceeds from the eDOCS divestiture to prepay $163.0 million of our aggregate outstanding principal balance on the Acquisition Term Loan. Following this prepayment, the remaining balance of the Acquisition Term Loan is $2.004 billion. Refer to Note 9 “Long-Term Debt” for more information.
Proposed Divestiture of Vertica
On February 2, 2026, the Company reached a definitive agreement to divest Vertica, a part of its Analytics product category, to Rocket Software Inc. for $150.0 million in cash, before taxes, fees and other adjustments. The Company intends to use the proceeds from the divestiture to reduce outstanding debt. The transaction remains subject to customary approvals and closing conditions and is expected to close during fiscal year 2026.

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) our inability to realize successfully any anticipated synergy benefits from acquisitions; (ii) the actual and potential impacts of the use of cash and incurrence of indebtedness, including the granting of security interests related to such debt; (iii) the change in scope and size of our operations as a result of acquisitions or divestitures and risks relating to any such acquisitions or divestitures and the impact of divestitures on our remaining business, including the divestiture of eDOCS and the proposed divestiture of Vertica; (iv) the uncertainty around expectations related to the business prospects from potential acquisitions; (v) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (vi) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses; (vii) the potential for the incurrence of or assumption of debt in connection with acquisitions, its impact on future operations and on the ratings or outlooks of rating agencies on our outstanding debt securities, the possibility of not being able to generate sufficient cash to service all indebtedness, and our ability to reduce our outstanding debt; (viii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (ix) the risks associated with bringing new products and services to market; (x) fluctuations in currency exchange rates (including as a result of the impact of any policy changes resulting from trade and tariff disputes) and the impact of mark-to-market valuation relating to associated derivatives; (xi) delays in the purchasing decisions of the Company’s customers; (xii) competition the Company faces in its industry and/or marketplace; (xiii) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xiv) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xvi) the continuous commitment of the Company’s customers; (xvii) demand for the Company’s products and services; (xviii) increase in exposure to international business risks including the impact of geopolitical instability, political unrest, war and other global conflicts, and other geopolitical tensions, including the Russia-Ukraine and Middle East conflicts, as we continue to increase our international operations; (xix) adverse macroeconomic conditions, such as potential increases or changes in global tariff policies and structures and the timing thereof, the effects of global relations, including escalating tensions, imposition of tariffs, retaliatory measures, restrictive regulations or boycotts, and other trade policies, inflation, disruptions in global supply chains and increased labour costs; (xx) inability to raise capital at all or on not unfavourable terms in the future; (xxi) downward pressure on our share price and the dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xxii) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company’s offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic due to remote working arrangements; (xiv) the integration of AI and other machine learning into some of our products, systems or solutions; (xv) failure to achieve any corporate citizenship-related targets we set; (xvi) failure to attract and retain key personnel to develop and effectively manage the Company’s business; (xvii) the ability of the Company’s subsidiaries to make distributions to the Company; and (xviii) increased attention from shareholders, governments, customers and other key relationships regarding our corporate citizenship practices and increased regulatory scrutiny of such practices and related disclosures, which could impact our business activities, financial performance and reputation.
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
All dollar and percentage comparisons made herein refer to the three and six months ended December 31, 2025, compared with the three and six months ended December 31, 2024, unless otherwise noted.
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
Our comprehensive Information Management platform and services provide secure and scalable solutions for global companies, small and medium-sized businesses (SMBs), governments and consumers around the world. We have a complete and integrated portfolio of Information Management solutions delivered at scale in the OpenText Cloud, helping organizations master modern work, automate application delivery and modernization, and optimize their digital supply chains. To do this, we bring together our seven product categories (previously referred to as business clouds): Content, Business Network, IT Operations Management (ITOM, also known as Observability and Service Management), Cybersecurity (Enterprise), Cybersecurity (SMB & Consumer), Application Delivery Management (ADM, also known as DevOps and previously named as Application Automation) and Analytics. We also accelerate information modernization with intelligent tools and services for moving off paper, automating classification and building clean data lakes for AI, analytics and automation.
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
As of December 31, 2025, we employed a total of approximately 21,300 individuals. Of the total 21,300 individuals we employed as of December 31, 2025, approximately 7,300 or 34% are in the Americas, 4,800 or 23% are in EMEA and 9,200 or 43% are in Asia Pacific. Currently, we have employees in 42 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. See “Results of Operations” below for our definitions of geographic regions.
Quarterly Summary:
During the second quarter of Fiscal 2026, we saw the following activity as compared to the second quarter of Fiscal 2025:
•Total revenue was $1,326.7 million, down 0.6% compared to the same period in the prior fiscal year; down 2.6% after factoring in the favourable impact of $27.4 million of foreign exchange rate changes. Total revenue was down as increases in the Content and Business Network product categories were offset by decreases in the Cybersecurity (Enterprise), Cybsecurity (SMB & Consumer), ADM, ITOM and Analytics product categories.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $1,060.0 million, up 0.7% compared to the same period in the prior fiscal year; down 1.2% after factoring in the favourable impact of $20.2 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $478.1 million, up 3.4% compared to the same period in the prior fiscal year; up 1.9% after factoring in the favourable impact of $7.0 million of foreign exchange rate changes.
•GAAP-based gross margin was 74.0% compared to 73.3% in the same period in the prior fiscal year.
•Non-GAAP-based gross margin was 77.6% compared to 77.2% in the same period in the prior fiscal year.

•GAAP-based net income attributable to OpenText was $168.1 million compared to $229.9 million in the same period in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $286.3 million compared to $293.3 million in the same period in the prior fiscal year.
•GAAP-based earnings per share (EPS), diluted, was $0.66 compared to $0.87 in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $1.13 compared to $1.11 the same period in the prior fiscal year.
•Adjusted EBITDA, a non-GAAP measure, was $491.2 million compared to $501.5 million in the same period in the prior fiscal year.
•Operating cash flow was $466.4 million for the six months ended December 31, 2025 compared to $270.2 million in the same period in the prior fiscal year, up 72.6%.
•Cash and cash equivalents were $1,271.4 million as of December 31, 2025, compared to $1,156.5 million as of June 30, 2025.
•Enterprise cloud bookings were $294.9 million, compared to $249.9 million in the same period in the prior fiscal year. We define Enterprise cloud bookings as the total value from cloud services and subscriptions contracts entered into in the period that are new, committed and incremental to our existing contracts, entered into with our enterprise-based customers.
•During the three months ended December 31, 2025, we repurchased and cancelled 1,389,600 Common Shares for $50.2 million, inclusive of 2% Canadian excise taxes recorded (2,212,971 for $67.1 million in the three months ended December 31, 2024).
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
On January 29, 2026, the Company announced the appointment of Ayman Antoun as Chief Executive Officer and a member of the Board, effective April 20, 2026. Mr. Antoun succeeds James McGourlay, who continues to serve as Interim Chief Executive Officer. Upon the transition, Mr. McGourlay will move to a role within the Executive Leadership Team at OpenText and P. Thomas Jenkins, currently serving as OpenText’s Executive Chair and Chief Strategy Officer, will return to the role of Chair of the Board.
Acquisitions and Divestitures
As a result of the continually changing marketplace in which we operate and our strategic objectives, we regularly evaluate acquisition and divestiture opportunities within our market and at any time may be in various stages of discussions with respect to such opportunities.
Divestiture of eDOCS
On October 2, 2025 the Company reached a definitive agreement to divest an on-premise solution (eDOCS), a part of its Analytics product category, to NetDocuments, for $163.0 million in cash before taxes, fees and other adjustments. The Company completed the divestiture on January 12, 2026. Refer to Note 17 “Acquisitions and Divestitures” and Note 24 “Subsequent Events” to our Condensed Consolidated Financial Statements for more information.
Proposed Divestiture of Vertica
On February 2, 2026, the Company reached a definitive agreement to divest Vertica, a part of its Analytics product category, to Rocket Software Inc. for $150 million in cash, before taxes, fees and other adjustments. The Company intends to use the proceeds from the divestiture to reduce outstanding debt. The transaction remains subject to customary approvals and closing conditions and is expected to close during fiscal year 2026.

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
Outlook for Remainder of Fiscal 2026
Financial Outlook
As of February 5, 2026, the Company maintains its full year Fiscal 2026 outlook, which remains as follows:

Metrics	Fiscal 2026 Growth
Total Revenues (1)	1% to 2%
Total Cloud services and subscriptions revenues	3% to 4%
Adjusted EBITDA Margin	50 bps to 100 bps
Free Cash Flows	17% to 20%
Enterprise Cloud Bookings	12% to 16%
______________________
(1)Our Fiscal 2026 growth metric for Total Revenues includes $15 million of lower revenues in the second half of Fiscal 2026, resulting from the divestiture of the eDOCS business, which contributed approximately $30 million of full year revenue during Fiscal 2025.
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
Strategic Priorities
We continue to focus on our three strategic priorities: expanding our competitive advantage, driving total revenue growth and achieving operational excellence. To expand our competitive advantage, we continue to advance our AI-first Information Management offerings, which are well positioned for Agentic AI, through ongoing investment and cloud-native innovations which will further enhance our products. In pursuing total revenue growth, we remain committed to organic initiatives and a programmatic approach to growth through tuck-in acquisitions and divestitures to best align capital with the highest return opportunities. As part of this effort, we are reviewing portfolio-shaping opportunities, including potential redeployment of capital from non-core assets to enhance focus on our core Information Management for AI Business and support long-term shareholder returns. On operational excellence, we are focused on expanding profitability, free cash flows and capital return to support our innovation and capital allocation priorities. Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for Fiscal 2025 for additional information.
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
As of December 31, 2025, we have incurred $154.4 million of the total expected costs of up to approximately $260.0 million. These costs primarily related to workforce reduction driven by automation, centralization, and simplification, as well as associated real estate footprint reductions globally.
The Business Optimization Plan along with other savings initiatives, when fully implemented, is expected to generate total annualized savings of approximately $490.0 million to $550.0 million. The Company realized approximately 35% of these savings during Fiscal 2025 and expects to realize an additional 35% in Fiscal 2026, with the balance thereafter. The entire business optimization plan is expected to be substantially completed by the second quarter of Fiscal 2027. See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2025.
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

Transition Services Agreement
On May 1, 2024, the Company completed the sale of its AMC business to Rocket Software, Inc. (Rocket Software). The AMC business was comprised of the legacy OpenText connectivity business and the legacy Micro Focus AMC business. In connection with the AMC Divestiture, we entered into a Transition Services Agreement (TSA) with Rocket Software, whereby we agreed to provide certain transition services to Rocket Software for up to 24 months from the closing date. These transition service costs were reimbursable by Rocket Software. The following table illustrates the financial statement impact of these TSA reimbursements for the three and six months ended December 31, 2024 which were recorded as an offset to the respective costs incurred, within our Condensed Consolidated Statements of Income. All transition services pursuant to the TSA were completed as of June 30, 2025.

(In thousands)	Three Months Ended December 31, 2024	Six Months Ended December 31, 2024
Professional service and other cost of revenue	$166	$334
Customer support cost of revenue	504	1,254
Research and development	320	702
Sales and marketing	1,248	2,628
General and administrative	10,449	22,287
Total	$12,686	$27,205

Summary of Results of Operations

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Total Revenues by Product Type:
Cloud services and subscriptions	$478,084	$15,778	$462,306	$962,593	$43,263	$919,330
Customer support	581,921	(8,674)	590,595	1,168,766	(17,319)	1,186,085
License	184,227	(4,696)	188,923	318,775	4,039	314,736
Professional service and other	82,504	(10,172)	92,676	164,737	(18,617)	183,354
Total revenues	1,326,736	(7,764)	1,334,500	2,614,871	11,366	2,603,505
Total Cost of Revenues	344,536	(11,988)	356,524	695,155	(20,016)	715,171
Total GAAP-based Gross Profit	982,200	4,224	977,976	1,919,716	31,382	1,888,334
Total GAAP-based Gross Margin %	74.0%		73.3%	73.4%		72.5%
Total GAAP-based Operating Expenses	690,445	8,268	682,177	1,358,012	(28,281)	1,386,293
Total GAAP-based Income from Operations	$291,755	$(4,044)	$295,799	$561,704	$59,663	$502,041

% Revenues by Product Type:
Cloud services and subscriptions	36.0%		34.6%	36.8%		35.3%
Customer support	43.9%		44.3%	44.7%		45.6%
License	13.9%		14.2%	12.2%		12.1%
Professional service and other	6.2%		6.9%	6.3%		7.0%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$170,252	$(2,036)	$172,288	$342,469	$(5,076)	$347,545
Customer support	58,497	(4,159)	62,656	122,561	(2,669)	125,230
License	9,046	2,710	6,336	16,142	3,149	12,993
Professional service and other	62,537	(5,504)	68,041	125,575	(9,381)	134,956
Amortization of acquired technology-based intangible assets	44,204	(2,999)	47,203	88,408	(6,039)	94,447
Total cost of revenues	$344,536	$(11,988)	$356,524	$695,155	$(20,016)	$715,171

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	64.4%		62.7%	64.4%		62.2%
Customer support	89.9%		89.4%	89.5%		89.4%
License	95.1%		96.6%	94.9%		95.9%
Professional service and other	24.2%		26.6%	23.8%		26.4%

Total Revenues by Geography: (1)
Americas (2)	$708,440	$(57,417)	$765,857	$1,442,016	$(52,084)	$1,494,100
EMEA (3)	496,726	47,658	449,068	935,528	67,229	868,299
Asia Pacific (4)	121,570	1,995	119,575	237,327	(3,779)	241,106
Total revenues	$1,326,736	$(7,764)	$1,334,500	$2,614,871	$11,366	$2,603,505
% Revenues by Geography:
Americas (2)	53.4%		57.4%	55.1%		57.4%
EMEA (3)	37.4%		33.7%	35.8%		33.4%
Asia Pacific (4)	9.2%		8.9%	9.1%		9.2%

Other Metrics:
GAAP-based gross margin	74.0%		73.3%	73.4%		72.5%
Non-GAAP-based gross margin (5)	77.6%		77.2%	77.1%		76.5%
Net income, attributable to OpenText	$168,091		$229,862	$314,707		$314,230
GAAP-based EPS, diluted	$0.66		$0.87	$1.24		$1.18
Non-GAAP-based EPS, diluted (5)	$1.13		$1.11	$2.18		$2.03
Adjusted EBITDA (5)	$491,186		$501,484	$958,597		$945,285
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
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced business-to-business integration solutions to our customers (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third-party, and the customer accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as platform as a service, software as a service, cloud subscriptions and managed services. For the quarter ended December 31, 2025, our cloud net renewal rate, excluding the impact of Carbonite Inc. and Zix Corporation, remained stable at 95%, as compared to the quarter ended December 31, 2024.
Cost of Cloud services and subscriptions revenues is comprised primarily of third-party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs and some third-party royalty costs.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Cloud Services and Subscriptions:
Americas	$331,924	$(9,621)	$341,545	$673,071	$(1,151)	$674,222
EMEA	117,560	25,250	92,310	232,043	44,320	187,723
Asia Pacific	28,600	149	28,451	57,479	94	57,385
Total Cloud Services and Subscriptions Revenues	478,084	15,778	462,306	962,593	43,263	919,330
Cost of Cloud Services and Subscriptions Revenues	170,252	(2,036)	172,288	342,469	(5,076)	347,545
GAAP-based Cloud Services and Subscriptions Gross Profit	$307,832	$17,814	$290,018	$620,124	$48,339	$571,785
GAAP-based Cloud Services and Subscriptions Gross Margin %	64.4%		62.7%	64.4%		62.2%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	69.4%		73.9%	69.9%		73.3%
EMEA	24.6%		20.0%	24.1%		20.4%
Asia Pacific	6.0%		6.1%	6.0%		6.3%
Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
Cloud services and subscriptions revenues increased by $15.8 million or 3.4% during the three months ended December 31, 2025 as compared to the same period in the prior fiscal year; up 1.9% after factoring in the favourable impact of $7.0 million of foreign exchange rate changes. The change was primarily driven by increases in the Content, ITOM, Business Network, and ADM product categories, partly offset by decreases in the Cybersecurity (Enterprise), Cybersecurity (SMB & Consumer) and Analytics product categories. Geographically, the overall change was primarily attributable to an increase in EMEA of $25.3 million partially offset by a decrease in Americas of $9.6 million.
There were 53 cloud services contracts greater than $1.0 million that closed during the second quarter of Fiscal 2026, compared to 51 contracts during the second quarter of Fiscal 2025.
Cost of Cloud services and subscriptions revenues decreased by $2.0 million during the three months ended December 31, 2025 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $2.1 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 64% from 63%.
Six Months Ended December 31, 2025 Compared to Six Months Ended December 31, 2024
Cloud services and subscriptions revenues increased by $43.3 million or 4.7% during the six months ended December 31, 2025 as compared to the same period in the prior fiscal year; up 3.0% after factoring in the favourable impact of $15.3 million of foreign exchange rate changes. The change was primarily driven by increases in the Content, Business Network, ITOM and ADM product categories, partly offset by decreases in the Cybersecurity (Enterprise), Cybersecurity (SMB & Consumer) and Analytics product categories. Geographically, the overall change was attributable to an increase in EMEA of $44.3 million, partially offset by a decrease in Americas of $1.2 million.
There were 86 cloud services contracts greater than $1.0 million that closed during the first six months of Fiscal 2026, compared to 74 contracts during the first six months of Fiscal 2025.

Cost of Cloud services and subscriptions revenues decreased by $5.1 million during the six months ended December 31, 2025 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $6.5 million, partially offset by an increase in third-party network usage fees of $2.6 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 64% from 62%.
2)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance. For the quarter ended December 31, 2025, our customer support net renewal rate remained stable at 92% as compared to the quarter ended December 31, 2024.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third-party royalty costs.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Customer Support Revenues:
Americas	$287,707	$(14,635)	$302,342	$580,869	$(30,900)	$611,769
EMEA	236,838	6,603	230,235	474,506	17,098	457,408
Asia Pacific	57,376	(642)	58,018	113,391	(3,517)	116,908
Total Customer Support Revenues	581,921	(8,674)	590,595	1,168,766	(17,319)	1,186,085
Cost of Customer Support Revenues	58,497	(4,159)	62,656	122,561	(2,669)	125,230
GAAP-based Customer Support Gross Profit	$523,424	$(4,515)	$527,939	$1,046,205	$(14,650)	$1,060,855
GAAP-based Customer Support Gross Margin %	89.9%		89.4%	89.5%		89.4%

% Customer Support Revenues by Geography:
Americas	49.4%		51.2%	49.7%		51.6%
EMEA	40.7%		39.0%	40.6%		38.6%
Asia Pacific	9.9%		9.8%	9.7%		9.8%
Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
Customer support revenues decreased by $8.7 million or 1.5% during the three months ended December 31, 2025 as compared to the same period in the prior fiscal year; down 3.7% after factoring in the favourable impact of $13.1 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $14.6 million and a decrease in Asia Pacific of $0.6 million, partially offset by an increase in EMEA of $6.6 million.
Cost of Customer support revenues decreased by $4.2 million during the three months ended December 31, 2025 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $3.6 million over the comparative period. Overall, the gross margin percentage on Customer support revenues increased to 90% from 89%.
Six Months Ended December 31, 2025 Compared to Six Months Ended December 31, 2024
Customer support revenues decreased by $17.3 million or 1.5% during the six months ended December 31, 2025 as compared to the same period in the prior fiscal year; down 3.8% after factoring in the favourable impact of $27.3 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $30.9 million, and a decrease in Asia Pacific of $3.5 million, offset by an increase in EMEA of $17.1 million.
Cost of Customer support revenues decreased by $2.7 million during the six months ended December 31, 2025 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in third-party network usage fees of $1.4 million and a decrease in labour-related costs of $1.2 million. Overall, the gross margin percentage on Customer support revenues increased to 90% from 89%.

3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
License Revenues:
Americas	$62,183	$(27,320)	$89,503	$134,286	$(6,773)	$141,059
EMEA	98,300	18,838	79,462	142,106	10,133	131,973
Asia Pacific	23,744	3,786	19,958	42,383	679	41,704
Total License Revenues	184,227	(4,696)	188,923	318,775	4,039	314,736
Cost of License Revenues	9,046	2,710	6,336	16,142	3,149	12,993
GAAP-based License Gross Profit	$175,181	$(7,406)	$182,587	$302,633	$890	$301,743
GAAP-based License Gross Margin %	95.1%		96.6%	94.9%		95.9%

% License Revenues by Geography:
Americas	33.8%		47.4%	42.1%		44.8%
EMEA	53.4%		42.1%	44.6%		41.9%
Asia Pacific	12.8%		10.5%	13.3%		13.3%
Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
License revenues decreased by $4.7 million or 2.5% during the three months ended December 31, 2025 as compared to the same period in the prior fiscal year; down 5.3% after factoring in the favourable impact of $5.3 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $27.3 million, offset by an increase in EMEA of $18.8 million and an increase in Asia Pacific of $3.8 million.
During the second quarter of Fiscal 2026, we closed 70 license contracts greater than $0.5 million, of which 32 contracts were greater than $1.0 million, contributing $88.0 million of License revenues. This was compared to 60 license contracts greater than $0.5 million during the second quarter of Fiscal 2025, of which 24 contracts were greater than $1.0 million, contributing $71.4 million of License revenues.
Cost of License revenues increased by $2.7 million during the three months ended December 31, 2025 as compared to the same period in the prior fiscal year. Overall, the gross margin percentage on License revenues decreased to 95% from 97%.
Six Months Ended December 31, 2025 Compared to Six Months Ended December 31, 2024
License revenues increased by $4.0 million or 1.3% during the six months ended December 31, 2025 as compared to the same period in the prior fiscal year; down 1.1% after factoring in the favourable impact of $7.5 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $10.1 million and an increase in Asia Pacific of $0.7 million, partially offset by a decrease in Americas of $6.8 million.
During the first six months of Fiscal 2026, we closed 110 license contracts greater than $0.5 million, of which 41 contracts were greater than $1.0 million, contributing $144.1 million of License revenues. This was compared to 99 license contracts greater than $0.5 million during the first six months of Fiscal 2025, of which 39 contracts were greater than $1.0 million, contributing $111.0 million of License revenues.
Cost of License revenues increased by $3.1 million during the six months ended December 31, 2025 as compared to the same period in the prior fiscal year. Overall, the gross margin percentage on License revenues decreased to 95% from 96%.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Professional Service and Other Revenues:
Americas	$26,626	$(5,841)	$32,467	$53,790	$(13,260)	$67,050
EMEA	44,028	(3,033)	47,061	86,873	(4,322)	91,195
Asia Pacific	11,850	(1,298)	13,148	24,074	(1,035)	25,109
Total Professional Service and Other Revenues	82,504	(10,172)	92,676	164,737	(18,617)	183,354
Cost of Professional Service and Other Revenues	62,537	(5,504)	68,041	125,575	(9,381)	134,956
GAAP-based Professional Service and Other Gross Profit	$19,967	$(4,668)	$24,635	$39,162	$(9,236)	$48,398
GAAP-based Professional Service and Other Gross Margin %	24.2%		26.6%	23.8%		26.4%

% Professional Service and Other Revenues by Geography:
Americas	32.3%		35.0%	32.7%		36.6%
EMEA	53.4%		50.8%	52.7%		49.7%
Asia Pacific	14.3%		14.2%	14.6%		13.7%
Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
Professional service and other revenues decreased by $10.2 million or 11.0% during the three months ended December 31, 2025 as compared to the same period in the prior fiscal year; down 13.1% after factoring in the favourable impact of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $5.8 million, a decrease in EMEA of $3.0 million and a decrease in Asia Pacific of $1.3 million.
Cost of Professional service and other revenues decreased by $5.5 million during the three months ended December 31, 2025 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $6.1 million. Overall, the gross margin percentage on Professional service and other revenues decreased to 24% from 27%.
Six Months Ended December 31, 2025 Compared to Six Months Ended December 31, 2024
Professional service and other revenues decreased by $18.6 million or 10.2% during the six months ended December 31, 2025 as compared to the same period in the prior fiscal year; down 12.7% after factoring in the favourable impact of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $13.3 million, a decrease in EMEA of $4.3 million and a decrease in Asia Pacific of $1.0 million.
Cost of Professional service and other revenues decreased by $9.4 million during the six months ended December 31, 2025 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $10.4 million. Overall, the gross margin percentage on Professional service and other revenues decreased to 24% from 26%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Amortization of acquired technology-based intangible assets	$44,204	$(2,999)	$47,203	$88,408	$(6,039)	$94,447
Amortization of acquired technology-based intangible assets decreased during the three months ended December 31, 2025 by $3.0 million as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to technology-based intangible assets from previous acquisitions becoming fully amortized.
Amortization of acquired technology-based intangible assets decreased during the six months ended December 31, 2025 by $6.0 million as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to technology-based intangible assets from previous acquisitions becoming fully amortized.

Operating Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Research and development	$158,309	$(22,418)	$180,727	$327,437	$(43,983)	$371,420
Sales and marketing	287,995	14,066	273,929	545,050	25,239	519,811
General and administrative	110,111	10,755	99,356	215,874	9,788	206,086
Depreciation	35,267	3,388	31,879	71,188	7,138	64,050
Amortization of acquired customer-based intangible assets	78,645	(2,403)	81,048	158,206	(4,346)	162,552
Special charges (recoveries)	20,118	4,880	15,238	40,257	(22,117)	62,374
Total operating expenses	$690,445	$8,268	$682,177	$1,358,012	$(28,281)	$1,386,293

% of Total Revenues:
Research and development	11.9%		13.5%	12.5%		14.3%
Sales and marketing	21.7%		20.5%	20.8%		20.0%
General and administrative	8.3%		7.4%	8.3%		7.9%
Depreciation	2.7%		2.4%	2.7%		2.5%
Amortization of acquired customer-based intangible assets	5.9%		6.1%	6.1%		6.2%
Special charges (recoveries)	1.5%		1.1%	1.5%		2.4%

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

	Change between Three Months Ended December 31, 2025 and 2024	Change between Six Months Ended December 31, 2025 and 2024
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$(16,321)	$(29,510)
Contract labour and consulting	12	(3,765)
Share-based compensation	(2,816)	(7,375)
Travel and communication	(679)	(579)
Facilities	(3,068)	(3,095)
Other miscellaneous	454	341
Total change in research and development expenses	$(22,418)	$(43,983)
Research and development expenses decreased by $22.4 million during the three months ended December 31, 2025 as compared to the same period in the prior fiscal year, primarily from restructuring and other cost savings initiatives. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $16.3 million, facility-related expenses decreased by $3.1 million and share-based compensation expense decreased by $2.8 million. Overall, our research and development expenses, as a percentage of total revenues, decreased to 12% from 14% in the same period in the prior fiscal year.
Research and development expenses decreased by $44.0 million during the six months ended December 31, 2025 as compared to the same period in the prior fiscal year, primarily from restructuring and other cost savings initiatives. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $29.5 million, share-based compensation expense decreased by $7.4 million, contract labour and consulting decreased by $3.8 million, and facility-related expenses decreased by $3.1 million. Overall, our research and development expenses, as a percentage of total revenues, decreased to 13% from 14% in the same period in the prior fiscal year.
Our research and development labour resources decreased by 341 employees, from 7,401 employees at December 31, 2024 to 7,060 employees at December 31, 2025.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Three Months Ended December 31, 2025 and 2024	Change between Six Months Ended December 31, 2025 and 2024
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$18,669	$29,799
Commissions	5,945	8,214
Contract labour and consulting	(1,114)	(960)
Share-based compensation	(3,386)	(5,805)
Travel and communication	1,120	2,959
Marketing expenses	(984)	(1,785)
Facilities	(2,651)	(3,110)
Credit loss expense	(1,531)	(1,767)
Other miscellaneous	(2,002)	(2,306)
Total change in sales and marketing expenses	$14,066	$25,239
Sales and marketing expenses increased by $14.1 million during the three months ended December 31, 2025 as compared to the same period in the prior fiscal year, primarily from higher sales and marketing headcount. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $18.7 million and commissions increased by $5.9 million partially offset by decreases in share-based compensation expense of $3.4 million, and facility-related expenses of $2.7 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 22% compared to 21% for the same period in the prior fiscal year.
Sales and marketing expenses increased by $25.2 million during the six months ended December 31, 2025 as compared to the same period in the prior fiscal year, primarily from higher sales and marketing headcount. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $29.8 million, commissions increased by $8.2 million and travel and communication expenses increased by $3.0 million. These increases were partially offset by decreases in share-based compensation expense of $5.8 million, and facility-related expenses of $3.1 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 21% compared to 20% in the same period in the prior fiscal year.
Our sales and marketing labour resources increased by 139 employees, from 4,038 employees at December 31, 2024 to 4,177 employees at December 31, 2025.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Three Months Ended December 31, 2025 and 2024	Change between Six Months Ended December 31, 2025 and 2024
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$(1,167)	$(6,355)
Contract labour and consulting	7,406	11,541
Share-based compensation	(1,223)	(4,582)
Travel and communication	(1,431)	(1,698)
Facilities	6,252	9,886
Other miscellaneous	918	996
Total change in general and administrative expenses	$10,755	$9,788
General and administrative expenses increased by $10.8 million during the three months ended December 31, 2025 as compared to the same period in the prior fiscal year. The increase was primarily due to increased contract labour and consulting expenses of $7.4 million and facility-related expenses of $6.3 million, partially offset by decreases in travel and communication expenses of $1.4 million and share-based compensation of $1.2 million. Overall, general and administrative expenses, as a percentage of total revenues, increased to 8% compared to 7% for the same period in the prior fiscal year.
General and administrative expenses increased by $9.8 million during the six months ended December 31, 2025 as compared to the same period in the prior fiscal year. Contract labour and consulting expenses increased by $11.5 million and facility-related expenses increased by $9.9 million. These increases were partially offset by decreases in payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives of $6.4 million, share-based compensation of $4.6 million and travel and communication expenses of $1.7 million. Overall, general and administrative expenses, as a percentage of total revenues, remained stable at 8%, compared to the same period in the prior fiscal year.
Our general and administrative labour resources decreased by 299 employees, from 3,083 employees at December 31, 2024 to 2,784 employees at December 31, 2025.
Depreciation expenses:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Depreciation	$35,267	$3,388	$31,879	$71,188	$7,138	$64,050
Depreciation expenses increased during the three months ended December 31, 2025 by $3.4 million as compared to the same period in the prior fiscal year. Depreciation expenses, as a percentage of total revenue, increased for the three months ended December 31, 2025 to approximately 3% as compared to 2% for the same period in the prior fiscal year.
Depreciation expenses increased during the six months ended December 31, 2025 by $7.1 million compared to the same period in the prior fiscal year. Depreciation expenses, as a percentage of total revenue, increased for the six months ended December 31, 2025 to 3% as compared to 2% or the same period in the prior fiscal year.
Amortization of acquired customer-based intangible assets:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Amortization of acquired customer-based intangible assets	$78,645	$(2,403)	$81,048	$158,206	$(4,346)	$162,552
Amortization of acquired customer-based intangible assets decreased during the three months ended December 31, 2025 by $2.4 million, as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to customer-based intangible assets from previous acquisitions becoming fully amortized.
Amortization of acquired customer-based intangible assets decreased during the six months ended December 31, 2025 by $4.3 million, as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to customer-based intangible assets from previous acquisitions becoming fully amortized.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Special charges (recoveries)	$20,118	$4,880	$15,238	$40,257	$(22,117)	$62,374
Special charges (recoveries) increased by $4.9 million during the three months ended December 31, 2025, as compared to the same period in the prior fiscal year. This was primarily due to an increase in divestiture costs of $3.0 million and an increase in restructuring costs related to Business Optimization initiatives, of $1.9 million, as compared to the same period in the prior fiscal year.
Special charges (recoveries) decreased by $22.1 million during the six months ended December 31, 2025 as compared to the same period in the prior fiscal year. This was due to a decrease in restructuring costs of $26.0 million primarily related to the timing of Business Optimization initiatives, partially offset by an increase in other miscellaneous charges of $4.7 million, as compared to the same period in the prior fiscal year.
For more details on Special charges (recoveries), see Note 16 “Special Charges (Recoveries)” to our Condensed Consolidated Financial Statements.

Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Foreign exchange gains (losses)	$(6,752)	$(32,291)	$25,539	$(19,907)	$(34,067)	$14,160
Unrealized gains (losses) on derivatives not designated as hedges (1)	2,906	(42,643)	45,549	10,749	(9,865)	20,614
OpenText share in net income (loss) of equity investees (2)	5,216	3,678	1,538	7,633	5,640	1,993
Adjustment to gain on AMC Divestiture (3)	—	4,175	(4,175)	—	4,175	(4,175)
Other miscellaneous income (expense)	1,562	1,398	164	1,481	1,113	368
Total other income (expense), net	$2,932	$(65,683)	$68,615	$(44)	$(33,004)	$32,960
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
(3)Represents final settlement of working capital and other adjustments related to the AMC Divestiture (see Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details).
Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Interest expense related to total outstanding debt (1)	$82,814	$(6,187)	$89,001	$167,537	$(15,147)	$182,684
Interest income	(10,535)	1,368	(11,903)	(20,751)	5,710	(26,461)
Other miscellaneous expense (2)	6,948	431	6,517	13,555	1,881	11,674
Total interest and other related expense, net	$79,227	$(4,388)	$83,615	$160,341	$(7,556)	$167,897
__________________________
(1)For more details, see Note 9 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
(2)Other miscellaneous expense primarily consists of the amortization of debt discount and the debt issuance costs. For more details, see Note 9 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Provision for Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2025	Change increase (decrease)	2024	2025	Change increase (decrease)	2024
Provision for income taxes	$47,334	$(3,559)	$50,893	$86,533	$33,757	$52,776
The Company’s effective tax rate for the three and six months ended December 31, 2025 were 22.0% and 21.6%, respectively. The Company’s effective tax rate for the three and six months ended December 31, 2024 were 18.1% and 14.4%, respectively. The effective tax rate increased year over year primarily related to reduced releases in unrecognized tax benefits in the three and six months ended December 31, 2025 as compared to the three and six months ended December 31, 2024.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S., introducing amendments to U.S. tax laws with various effective dates. Key income tax-related provisions of the OBBBA include provisions related to bonus depreciation, research and development expenditures, interest expense deductibility and revisions to international tax regimes.

The changes had an immaterial impact to the Company’s effective tax rate for the three and six months ended December 31, 2025.
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
Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2025
(In thousands, except for per share data)

	Three Months Ended December 31, 2025
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$170,252		$(1,597)	(1)	$168,655
Customer support	58,497		(1,087)	(1)	57,410
Professional service and other	62,537		(822)	(1)	61,715
Amortization of acquired technology-based intangible assets	44,204		(44,204)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	982,200	74.0%	47,710	(3)	1,029,910	77.6%
Operating expenses
Research and development	158,309		(4,839)	(1)	153,470
Sales and marketing	287,995		(7,837)	(1)	280,158
General and administrative	110,111		(5,050)	(1)	105,061
Amortization of acquired customer-based intangible assets	78,645		(78,645)	(2)	—
Special charges (recoveries)	20,118		(20,118)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	291,755		164,199	(5)	455,954
Other income (expense), net	2,932		(2,932)	(6)	—
Provision for income taxes	47,334		43,080	(7)	90,414
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	168,091		118,187	(8)	286,278
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.66		$0.47	(8)	$1.13
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 22% and a Non-GAAP-based tax rate of approximately 24%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Beginning in Fiscal 2025, net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 have been fully utilized and are no longer included. In arriving at our Non-GAAP-based tax rate of approximately 24%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended December 31, 2025
		Per share diluted
GAAP-based net income, attributable to OpenText	$168,091	$0.66
Add:
Amortization	122,849	0.49
Share-based compensation	21,232	0.08
Special charges (recoveries)	20,118	0.08
Other (income) expense, net	(2,932)	(0.01)
GAAP-based provision for income taxes	47,334	0.19
Non-GAAP-based provision for income taxes	(90,414)	(0.36)
Non-GAAP-based net income, attributable to OpenText	$286,278	$1.13
Reconciliation of Adjusted EBITDA

Three Months Ended December 31, 2025
GAAP-based net income, attributable to OpenText	$168,091
Add:
Provision for income taxes	47,334
Interest and other related expense, net	79,227
Amortization of acquired technology-based intangible assets	44,204
Amortization of acquired customer-based intangible assets	78,645
Depreciation	35,267
Share-based compensation	21,232
Special charges (recoveries)	20,118
Other (income) expense, net	(2,932)
Adjusted EBITDA	$491,186

GAAP-based net income margin	12.7%
Adjusted EBITDA margin	37.0%
Reconciliation of Free Cash Flows

Three Months Ended December 31, 2025
GAAP-based cash flows provided by operating activities	$318,659
Add:
Capital expenditures	(39,215)
Free cash flows	$279,444

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
(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended December 31, 2024
		Per share diluted
GAAP-based net income, attributable to OpenText	$229,862	$0.87
Add:
Amortization	128,251	0.49
Share-based compensation	30,361	0.11
Special charges (recoveries)	15,238	0.06
Other (income) expense, net	(68,615)	(0.26)
GAAP-based provision for income taxes	50,893	0.19
Non-GAAP-based provision for income taxes	(92,648)	(0.35)
Non-GAAP-based net income, attributable to OpenText	$293,342	$1.11
Reconciliation of Adjusted EBITDA

Three Months Ended December 31, 2024
GAAP-based net income, attributable to OpenText	$229,862
Add:
Provision for income taxes	50,893
Interest and other related expense, net	83,615
Amortization of acquired technology-based intangible assets	47,203
Amortization of acquired customer-based intangible assets	81,048
Depreciation	31,879
Share-based compensation	30,361
Special charges (recoveries)	15,238
Other (income) expense, net	(68,615)
Adjusted EBITDA	$501,484

GAAP-based net income margin	17.2%
Adjusted EBITDA margin	37.6%
Reconciliation of Free Cash Flows

Three Months Ended December 31, 2024
GAAP-based cash flows provided by operating activities	$347,992
Add:
Capital expenditures	(41,269)
Free cash flows	$306,723

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2025
(In thousands, except for per share data)

	Six Months Ended December 31, 2025
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$342,469		$(3,346)	(1)	$339,123
Customer support	122,561		(2,140)	(1)	120,421
Professional service and other	125,575		(1,321)	(1)	124,254
Amortization of acquired technology-based intangible assets	88,408		(88,408)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,919,716	73.4%	95,215	(3)	2,014,931	77.1%
Operating expenses
Research and development	327,437		(8,448)	(1)	318,989
Sales and marketing	545,050		(14,733)	(1)	530,317
General and administrative	215,874		(8,925)	(1)	206,949
Amortization of acquired customer-based intangible assets	158,206		(158,206)	(2)	—
Special charges (recoveries)	40,257		(40,257)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	561,704		325,784	(5)	887,488
Other income (expense), net	(44)		44	(6)	—
Provision for income taxes	86,533		87,982	(7)	174,515
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	314,707		237,846	(8)	552,553
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$1.24		$0.94	(8)	$2.18
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 22% and a Non-GAAP-based tax rate of approximately 24%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Beginning in Fiscal 2025, net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 have been fully utilized and are no longer included. In arriving at our Non-GAAP-based tax rate of approximately 24%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2025
		Per share diluted
GAAP-based net income, attributable to OpenText	$314,707	$1.24
Add:
Amortization	246,614	0.98
Share-based compensation	38,913	0.15
Special charges (recoveries)	40,257	0.16
Other (income) expense, net	44	—
GAAP-based provision for income taxes	86,533	0.34
Non-GAAP-based provision for income taxes	(174,515)	(0.69)
Non-GAAP-based net income, attributable to OpenText	$552,553	$2.18
Reconciliation of Adjusted EBITDA

Six Months Ended December 31, 2025
GAAP-based net income, attributable to OpenText	$314,707
Add:
Provision for income taxes	86,533
Interest and other related expense, net	160,341
Amortization of acquired technology-based intangible assets	88,408
Amortization of acquired customer-based intangible assets	158,206
Depreciation	71,188
Share-based compensation	38,913
Special charges (recoveries)	40,257
Other (income) expense, net	44
Adjusted EBITDA	$958,597

GAAP-based net income margin	12.0%
Adjusted EBITDA margin	36.7%
Reconciliation of Free Cash Flows

Six Months Ended December 31, 2025
GAAP-based cash flows provided by operating activities	$466,422
Add:
Capital expenditures	(85,749)
Free cash flows	$380,673

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

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2024
		Per share diluted
GAAP-based net income, attributable to OpenText	$314,230	$1.18
Add:
Amortization	256,999	0.96
Share-based compensation	59,919	0.22
Special charges (recoveries)	62,374	0.23
Other (income) expense, net	(32,960)	(0.12)
GAAP-based provision for income taxes	52,776	0.20
Non-GAAP-based provision for income taxes	(171,224)	(0.64)
Non-GAAP-based net income, attributable to OpenText	$542,114	$2.03
Reconciliation of Adjusted EBITDA

Six Months Ended December 31, 2024
GAAP-based net income, attributable to OpenText	$314,230
Add:
Provision for income taxes	52,776
Interest and other related expense, net	167,897
Amortization of acquired technology-based intangible assets	94,447
Amortization of acquired customer-based intangible assets	162,552
Depreciation	64,050
Share-based compensation	59,919
Special charges (recoveries)	62,374
Other (income) expense, net	(32,960)
Adjusted EBITDA	$945,285

GAAP-based net income margin	12.1%
Adjusted EBITDA margin	36.3%
Reconciliation of Free Cash Flows

Six Months Ended December 31, 2024
GAAP-based cash flows provided by operating activities	$270,186
Add:
Capital expenditures	(80,585)
Free cash flows	$189,601

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of December 31, 2025	Change increase (decrease)	As of June 30, 2025
Cash and cash equivalents	$1,271,374	$114,878	$1,156,496
Restricted cash (1)	1,623	13	1,610
Total cash, cash equivalents and restricted cash	$1,272,997	$114,891	$1,158,106
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (see Note 7 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).

	Six Months Ended December 31,
(In thousands)	2025	Change	2024
Cash provided by operating activities	$466,422	$196,236	$270,186
Cash used in investing activities	(84,247)	(387)	(83,860)
Cash used in financing activities	(270,787)	64,330	(335,117)
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
Cash flows from operating activities
Cash flows from operating activities increased by $196.2 million during the six months ended December 31, 2025, as compared to the same period in the prior fiscal year principally related to an increase in net changes from working capital of $190.7 million primarily from the one-time tax payments made in the prior year related to the AMC Divestiture, and an increase in net income after the impact of non-cash items of $5.5 million.
During the second quarter of Fiscal 2026 we had a days sales outstanding (DSO) of 45 days, as compared to our DSO of 43 days during the second quarter of Fiscal 2025. The per day impact of our DSO in the second quarter of Fiscal 2026 and Fiscal 2025 on our cash flows was $14.7 million and $14.8 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows from investing activities
Cash flows from investing activities are primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $0.4 million during the six months ended December 31, 2025, as compared to the same period in the prior fiscal year primarily due to an increase of $12.1 million, which includes additions for property and equipment of $5.2 million and a decrease in proceeds from other investing activities of $6.9 million, offset by a payment of $11.7 million made in the prior year related to working capital net settlement on the AMC Divestiture.
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
Cash flows used in financing activities decreased by $64.3 million during the six months ended December 31, 2025 as compared to the same period in the prior fiscal year. This is primarily due to the net impact of the following activities:
(i)$60.8 million related to the a decrease in cash used in the repurchases of Common Shares and treasury stock;

(ii)$23.8 million related to higher proceeds from the issuance of Common Shares for the exercise of options and the ESPP.
The decreases in cash flows used in financing activities above were partially offset by the following increase:
(iii)$21.9 million due to a net change in TSA obligations driven by cash collections on behalf of Rocket Software related to certain transition services performed by the Company related to the AMC Divestiture. All transition services pursuant to the TSA were completed as of June 30, 2025.
Cash Dividends
During the three and six months ended December 31, 2025, we declared and paid cash dividends of $0.275 and $0.55 per Common Share, respectively, in the aggregate amount of $68.5 million and $136.7 million, respectively (three and six months ended December 31, 2024—$0.2625 and $0.525 per Common Share, respectively, in the aggregate amount of $68.3 million and $137.4 million, respectively).
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
Senior Notes
As of December 31, 2025, we had senior debt outstanding, with maturities starting in 2027 and extending through 2031, with a total carrying value of $4.3 billion. The senior notes bear interest at rates between 3.875% and 6.90%, in each case payable semi-annually in arrears. Our senior secured notes due 2027 are guaranteed by certain of the Company’s subsidiaries and are secured with the same priority as the Company’s senior credit facilities.
Acquisition Term Loan
In August 2022, we entered into a $2.585 billion first lien term loan facility (Acquisition Term Loan) with a seven-year term from the date of funding. The Acquisition Term Loan was amended in December 2022 to increase the aggregate principal amount to $3.585 billion. Repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR (as defined in the Acquisition Term Loan) plus an applicable margin of 1.75%. As of December 31, 2025, the balance outstanding under the Acquisition Term Loan was $2.167 billion.
On January 15, 2026, we used the proceeds from the eDOCS divestiture to prepay $163.0 million of our aggregate outstanding principal balance on the Acquisition Term Loan. Following this prepayment, the remaining balance of the Acquisition Term Loan is $2.004 billion. See Note 24 “Subsequent Events” for more details.
Revolver
On December 19, 2023, we amended our $750 million committed revolving credit facility (the Revolver) to, among other things, extend the Revolver’s maturity date to December 19, 2028. There were no outstanding borrowings under the Revolver as of December 31, 2025. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with the Acquisition Term Loan and our senior secured notes due 2027. Borrowings under the Revolver currently bear interest per annum at a floating rate of interest equal to Term SOFR (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%.
Shelf Registration Statement
On December 12, 2025, we filed a universal shelf registration statement on Form S-3 with the SEC, which became effective automatically (the Shelf Registration Statement). The Shelf Registration Statement allows for primary and secondary offerings from time to time of equity, debt and other securities, including Common Shares, Preference Shares, debt securities, depositary shares, warrants, purchase contracts, units and subscription receipts. As the Company qualifies as a “well-known seasoned issuer” in Canada, a short-form base shelf prospectus qualifying the distribution of such securities was concurrently filed with Canadian securities regulators on December 12, 2025. The type of securities and the specific terms thereof will be determined at the time of any offering and will be described in the applicable prospectus supplement to be filed separately with the SEC and Canadian securities regulators.
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
On July 31, 2024, in order to align our share repurchase plan to our fiscal year, the Board approved the early termination of the Fiscal 2024 Repurchase Plan and authorized a share repurchase plan (the Fiscal 2025 Repurchase Plan), pursuant to which we were authorized to purchase for cancellation from time to time over the 12 month period commencing on August 7, 2024 until August 6, 2025, if considered advisable, up to an aggregate of $300 million of our Common Shares. On March 13, 2025, the Company increased the authorized limit of the Fiscal 2025 Repurchase Plan by $150 million to $450 million.
On August 6, 2025, the Company renewed its share repurchase plan, pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 12, 2025 until August 11, 2026, if considered advisable, up to an aggregate of $300 million of our Common Shares on the TSX (as part of a Fiscal 2026 NCIB, defined below), the NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the Fiscal 2026 Repurchase Plan) The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2026 Repurchase Plan will be effected in accordance with Rule 10b-18 under the Exchange Act and includes a normal course issuer bid to provide means to execute purchases over the TSX. Further, as part of the renewal of the Fiscal 2026 NCIB (as defined below), the Company established an automatic share repurchase plan (ASPP) with its broker to facilitate repurchases of the Common Shares. Under the terms of the ASPP, the Company’s broker is be permitted to make purchases at its sole discretion based on parameters set by the Company in accordance with TSX rules, applicable law and the terms of the ASPP, during periods when the Company would ordinarily not be permitted to make purchases, whether due to regulatory restriction or customary self-imposed blackout periods. Outside of such periods, Common Shares can be purchased based on management’s discretion, in compliance with TSX rules and applicable law. All purchases of Common Shares made under the ASPP are be included in determining the number of Common Shares purchased under the NCIB.
During the three and six months ended December 31, 2025, we repurchased and cancelled 1,389,600 and 4,545,923 Common Shares, inclusive of 2% Canadian excise taxes recorded, for $50.2 million and $152.2 million, respectively (three and six months ended December 31, 2024, 2,212,971 and 4,862,102 Common Shares, respectively, for $67.1 million and $153.6 million, respectively).
Additionally, as of December 31, 2025, we recorded an accrual and a corresponding charge to retained earnings of $50.0 million, representing the estimated value of Common Shares expected to be repurchased following the fiscal quarter ended December 31, 2025 pursuant to the ASPP.
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

Commitments and Contractual Obligations
As of December 31, 2025, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	January 1, 2026 - June 30, 2026	July 1, 2026 - June 30, 2028	July 1, 2028 - June 30, 2030	July 1, 2030 and beyond
Long-term debt obligations (1)	$7,645,094	$179,914	$2,582,388	$4,192,573	$690,219
Operating lease obligations (2)	244,952	40,587	117,188	55,540	31,637
Finance lease obligations (3)	1,406	947	459	—	—
Purchase obligations for contracts not accounted for as lease obligations	231,465	129,386	102,079	—	—
	$8,122,917	$350,834	$2,802,114	$4,248,113	$721,856
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
As of December 31, 2025, we had an outstanding balance of $2.167 billion under the Acquisition Term Loan. Borrowings under the Acquisition Term Loan bear a floating interest rate of 1.75% plus Term SOFR (as defined in the Acquisition Term Loan). As of December 31, 2025, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on the Acquisition Term Loan by approximately $21.7 million, assuming that the loan balance as of December 31, 2025 is outstanding for the entire period (June 30, 2025—$21.9 million).
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
We have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the CAD foreign exchange forward contracts outstanding as of December 31, 2025, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark-to-market valuation on our existing foreign exchange forward contracts (June 30, 2025—$0.7 million).
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
Based on the 5-year EUR/USD cross currency swaps outstanding as of December 31, 2025, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $5.8 million in the mark-to-market valuation on our existing cross currency swap (June 30, 2025—$5.9 million).
Based on the 7-year EUR/USD cross currency swaps outstanding as of December 31, 2025, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.7 million in the mark-to-market valuation on our existing cross currency swaps (June 30, 2025—$7.7 million).

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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of December 31, 2025 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at December 31, 2025	U.S. Dollar Equivalent at June 30, 2025
Euro	$140,891	$266,726
British Pound	137,869	153,293
Indian Rupee	126,891	104,609
Swiss Franc	37,559	38,555
Other foreign currencies	114,703	157,294
Total cash and cash equivalents denominated in foreign currencies	557,913	720,477
U.S. Dollar	713,461	436,019
Total cash and cash equivalents	$1,271,374	$1,156,496
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $55.8 million (June 30, 2025—$72.0 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk.”
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2025 through October 31, 2025	646,200	$38.68	646,200	21,961,156
November 1, 2025 through November 30, 2025	400,500	33.70	400,500	21,560,656
December 1, 2025 through December 31, 2025	342,900	33.54	342,900	21,217,756
Total	1,389,600	$35.98	1,389,600	21,217,756
______________________
(1)Excludes 2% Canadian excise taxes recorded related to repurchases under the Fiscal 2025 and Fiscal 2026 Repurchase Plans. See Note 11 “Equity and Share-based Compensation” for more details.
(2)On August 6, 2025, the Company renewed its share repurchase plan, pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 12, 2025 until August 11, 2026, if considered advisable, up to an aggregate of $300 million of our common shares. The share repurchase plan authorized in Fiscal 2026 is subject to an aggregate limit of 24,906,456.
Item 5. Other Information
During the three months ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as a part of this report:

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
4.1	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated December 9, 2025.	Company’s Form 8-K, filed December 9, 2025	4.1
10.1	Employment agreement between the Company and Steve Rai effective October 6, 2025.	Company’s Form 8-K, filed October 1, 2025	10.1
10.2	Employment agreement between the Company and Ayman Antoun effective April 20, 2026.	Company’s Form 8-K, filed January 29, 2026	10.1
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL taxonomy extension schema.
101.CAL	Inline XBRL taxonomy extension calculation linkbase.
101.DEF	Inline XBRL taxonomy extension definition linkbase.
101.LAB	Inline XBRL taxonomy extension label linkbase.
101.PRE	Inline XBRL taxonomy extension presentation.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date:	February 5, 2026

		By:	/s/ JAMES MCGOURLAY
James McGourlay Interim Chief Executive Officer (Principal Executive Officer)
/s/ STEVE RAI
Steve Rai Executive Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ COSMIN BALOTA
Cosmin Balota Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)