Form 10-Q
period 2026-03-31
OPEN TEXT CORP
filed 2026-05-07
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At May 1, 2026, there were 242,662,360 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I - Financial Information
Item 1. Financial Statements
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	March 31, 2026	June 30, 2025
ASSETS	(Unaudited)
Cash and cash equivalents	$1,254,144	$1,156,496
Accounts receivable trade, net of allowance for credit losses of $14,950 as of March 31, 2026 and $14,258 as of June 30, 2025	620,742	659,675
Contract assets (Note 3)	66,891	77,920
Income taxes recoverable (Note 13)	49,740	108,792
Prepaid expenses and other current assets (Note 7)	215,216	198,575
Assets held for sale (Note 17)	176,822	—
Total current assets	2,383,555	2,201,458
Property and equipment, net of accumulated depreciation of $738,215 as of March 31, 2026 and $835,324 as of June 30, 2025	391,182	375,252
Operating lease right of use assets (Note 4)	138,829	197,977
Long-term contract assets (Note 3)	49,435	49,293
Goodwill (Note 5)	7,325,034	7,517,463
Acquired intangible assets (Note 6)	1,582,880	1,976,591
Deferred tax assets (Note 13)	1,059,913	1,080,575
Other assets (Note 7)	307,720	307,693
Long-term income taxes recoverable (Note 13)	86,553	67,762
Total assets	$13,325,101	$13,774,064
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$898,681	$1,026,583
Current portion of long-term debt (Note 9)	35,850	35,850
Operating lease liabilities (Note 4)	62,606	75,914
Deferred revenues (Note 3)	1,508,469	1,515,382
Income taxes payable (Note 13)	—	93,325
Liabilities held for sale (Note 17)	29,197	—
Total current liabilities	2,534,803	2,747,054
Long-term liabilities:
Accrued liabilities (Note 8)	38,292	42,312
Pension liability, net (Note 10)	139,889	132,215
Long-term debt (Note 9)	6,174,658	6,342,071
Long-term operating lease liabilities (Note 4)	141,239	189,949
Long-term deferred revenues (Note 3)	159,858	168,757
Long-term income taxes payable (Note 13)	66,634	79,604
Deferred tax liabilities (Note 13)	105,601	141,514
Total long-term liabilities	6,826,171	7,096,422
Shareholders’ equity:
Share capital and additional paid-in capital (Note 11)
242,230,377 and 254,784,391 Common Shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively; authorized Common Shares: unlimited	2,137,801	2,193,985
Accumulated other comprehensive income (loss) (Note 19)	(47,251)	(67,067)
Retained earnings	1,945,539	1,940,113
Treasury stock, at cost (2,584,757 and 4,648,036 shares at March 31, 2026 and June 30, 2025, respectively)	(73,863)	(138,164)
Total OpenText shareholders’ equity	3,962,226	3,928,867
Non-controlling interests	1,901	1,721
Total shareholders’ equity	3,964,127	3,930,588
Total liabilities and shareholders’ equity	$13,325,101	$13,774,064
Guarantees and contingencies (Note 12)
Related party transactions (Note 23)
Subsequent events (Note 24)
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars and shares, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenues (Note 3):
Cloud services and subscriptions	$492,929	$462,614	$1,455,522	$1,381,944
Customer support	564,845	567,379	1,733,611	1,753,464
License	145,085	138,363	463,860	453,099
Professional service and other	79,645	86,007	244,382	269,361
Total revenues	1,282,504	1,254,363	3,897,375	3,857,868
Cost of revenues:
Cloud services and subscriptions	177,360	174,186	519,829	521,731
Customer support	56,064	61,733	178,625	186,963
License	4,976	7,504	21,118	20,497
Professional service and other	63,509	65,487	189,084	200,443
Amortization of acquired technology-based intangible assets (Note 6)	43,322	47,199	131,730	141,646
Total cost of revenues	345,231	356,109	1,040,386	1,071,280
Gross profit	937,273	898,254	2,856,989	2,786,588
Operating expenses:
Research and development	171,166	197,333	498,603	568,753
Sales and marketing	282,624	260,102	827,674	779,913
General and administrative	108,667	115,718	324,541	321,804
Depreciation	34,311	32,474	105,499	96,524
Amortization of acquired customer-based intangible assets (Note 6)	65,408	79,683	223,614	242,235
Special charges (recoveries) (Note 16)	73,884	3,854	114,141	66,228
Total operating expenses	736,060	689,164	2,094,072	2,075,457
Income from operations	201,213	209,090	762,917	711,131
Other income (expense), net (Note 21)	80,231	(26,578)	80,187	6,382
Interest and other related expense, net	(74,409)	(78,816)	(234,750)	(246,713)
Income before income taxes	207,035	103,696	608,354	470,800
Provision for income taxes (Note 13)	34,282	10,842	120,815	63,618
Net income	$172,753	$92,854	$487,539	$407,182
Net (income) attributable to non-controlling interests	(101)	(49)	(180)	(147)
Net income attributable to OpenText	$172,652	$92,805	$487,359	$407,035
Earnings per share—basic attributable to OpenText (Note 22)	$0.70	$0.35	$1.94	$1.54
Earnings per share—diluted attributable to OpenText (Note 22)	$0.70	$0.35	$1.94	$1.53
Weighted average number of Common Shares outstanding—basic	247,837	262,841	251,179	265,132
Weighted average number of Common Shares outstanding—diluted	247,962	263,834	251,577	265,610
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net income	$172,753	$92,854	$487,539	$407,182
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	(168)	(1,511)	28,852	(5,534)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss)—net of tax (1)	(1,199)	(46)	(2,206)	(3,580)
(Gain) loss reclassified into net income—net of tax (2)	(256)	1,371	(323)	2,643
Unrealized gain (loss) on available-for-sale financial assets:
Unrealized gain (loss)—net of tax (3)	(270)	(395)	401	289
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss)—net of tax (4)	(6,945)	—	(6,945)	(1,045)
Amortization of actuarial (gain) loss into net income—net of tax (5)	19	513	37	999
Total other comprehensive income (loss), net	(8,819)	(68)	19,816	(6,228)
Total comprehensive income	163,934	92,786	507,355	400,954
Comprehensive income attributable to non-controlling interests	(101)	(49)	(180)	(147)
Total comprehensive income attributable to OpenText	$163,833	$92,737	$507,175	$400,807
______________________
(1)Net of tax expense (recovery) of $(432) and $(17) for the three months ended March 31, 2026 and 2025, respectively; $(795) and $(1,291) for the nine months ended March 31, 2026 and 2025, respectively.
(2)Net of tax expense (recovery) of $(92) and $494 for the three months ended March 31, 2026 and 2025, respectively; $(117) and $952 for the nine months ended March 31, 2026 and 2025, respectively.
(3)Net of tax expense (recovery) of $(129) and $91 for the three months ended March 31, 2026 and 2025, respectively; $180 and $316 for the nine months ended March 31, 2026 and 2025, respectively.
(4)Net of tax expense (recovery) of $(2,432) and $— for the three months ended March 31, 2026 and 2025, respectively; $(2,432) and $(43) for the nine months ended March 31, 2026 and 2025, respectively.
(5)Net of tax expense (recovery) of $(20) and $83 for the three months ended March 31, 2026 and 2025, respectively; $(37) and $267 for the nine months ended March 31, 2026 and 2025, respectively.
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(Unaudited)

	Three Months Ended March 31, 2026
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	251,676	$2,183,939	(2,584)	$(73,863)	$1,971,950	$(38,432)	$1,800	$4,045,394
Issuance of Common Shares
Under employee stock option plans	—	10	—	—	—	—	—	10
Under employee stock purchase plans	233	6,557	—	—	—	—	—	6,557
Share-based compensation	—	20,008	—	—	—	—	—	20,008
Purchase of treasury stock	—	—	(87)	(2,849)	—	—	—	(2,849)
Issuance of treasury stock	—	(2,849)	86	2,849	—	—	—	—
Repurchase of Common Shares	(9,679)	(69,864)	—	—	(131,846)	—	—	(201,710)
Dividends declared ($0.275 per Common Share)	—	—	—	—	(67,217)	—	—	(67,217)
Other comprehensive income (loss) - net	—	—	—	—	—	(8,819)	—	(8,819)
Net income for the period	—	—	—	—	172,652	—	101	172,753
Balance as of March 31, 2026	242,230	$2,137,801	(2,585)	$(73,863)	$1,945,539	$(47,251)	$1,901	$3,964,127

	Three Months Ended March 31, 2025
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	263,728	$2,275,583	(4,226)	$(144,432)	$2,174,514	$(75,779)	$1,621	$4,231,507
Issuance of Common Shares
Under employee stock option plans	—	3	—	—	—	—	—	3
Under employee stock purchase plans	273	6,551	—	—	—	—	—	6,551
Share-based compensation	—	23,000	—	—	—	—	—	23,000
Purchase of treasury stock	—	—	(297)	(7,564)	—	—	—	(7,564)
Issuance of treasury stock	—	(73,720)	2,010	74,322	(425)	—	—	177
Repurchase of Common Shares	(4,351)	(31,405)	—	—	(115,412)	—	—	(146,817)
Dividends declared ($0.2625 per Common Share)	—	—	—	—	(69,235)	—	—	(69,235)
Other comprehensive income (loss) - net	—	—	—	—	—	(68)	—	(68)
Net income for the period	—	—	—	—	92,805	—	49	92,854
Balance as of March 31, 2025	259,650	$2,200,012	(2,513)	$(77,674)	$2,082,247	$(75,847)	$1,670	$4,130,408

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(unaudited)

	Nine Months Ended March 31, 2026
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	254,784	$2,193,985	(4,648)	$(138,164)	$1,940,113	$(67,067)	$1,721	$3,930,588
Issuance of Common Shares
Under employee stock option plans	882	27,311	—	—	—	—	—	27,311
Under employee stock purchase plans	789	21,979	—	—	—	—	—	21,979
Share-based compensation	—	58,808	—	—	—	—	—	58,808
Purchase of treasury stock	—	—	(87)	(2,849)	—	—	—	(2,849)
Issuance of treasury stock	—	(61,626)	2,150	67,150	—	—	—	5,524
Repurchase of Common Shares	(14,225)	(102,656)	—	—	(275,949)	—	—	(378,605)
Dividends declared ($0.825 per Common Share)	—	—	—	—	(205,984)	—	—	(205,984)
Other comprehensive income (loss) - net	—	—	—	—	—	19,816	—	19,816
Net income for the period	—	—	—	—	487,359	—	180	487,539
Balance as of March 31, 2026	242,230	$2,137,801	(2,585)	$(73,863)	$1,945,539	$(47,251)	$1,901	$3,964,127

	Nine Months Ended March 31, 2025
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	267,801	$2,271,886	(3,136)	$(123,268)	$2,119,159	$(69,619)	$1,523	$4,199,681
Issuance of Common Shares
Under employee stock option plans	70	1,883	—	—	—	—	—	1,883
Under employee stock purchase plans	992	25,722	—	—	—	—	—	25,722
Share-based compensation	—	82,801	—	—	—	—	—	82,801
Purchase of treasury stock	—	—	(2,484)	(72,587)	—	—	—	(72,587)
Issuance of treasury stock	—	(115,556)	3,107	118,181	(1,127)	—	—	1,498
Repurchase of Common Shares	(9,213)	(66,724)	—	—	(233,668)	—	—	(300,392)
Dividends declared ($0.7875 per Common Share)	—	—	—	—	(209,152)	—	—	(209,152)
Other comprehensive income (loss) - net	—	—	—	—	—	(6,228)	—	(6,228)
Net income for the period	—	—	—	—	407,035	—	147	407,182
Balance as of March 31, 2025	259,650	$2,200,012	(2,513)	$(77,674)	$2,082,247	$(75,847)	$1,670	$4,130,408

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$487,539	$407,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	460,843	480,405
Share-based compensation expense	58,790	82,919
Pension expense	9,294	10,194
Amortization of debt discount and issuance costs	17,176	16,334
Write-off of right of use assets	11,173	1,431
Gain on divestiture	(64,311)	—
Adjustment to gain on AMC Divestiture	—	4,175
Loss on extinguishment of debt	5,301	—
Loss on sale and write down of property and equipment, net	6,368	728
Deferred taxes	(34,741)	(91,771)
Share in net (income) of equity investees	(7,649)	(3,637)
Changes in derivative instruments	(25,262)	(10,778)
Changes in operating assets and liabilities:
Accounts receivable	113,991	111,909
Contract assets	(95,559)	(96,101)
Prepaid expenses and other current assets	(19,887)	37,177
Income taxes	(55,927)	(184,149)
Accounts payable and accrued liabilities	(55,325)	(81,308)
Deferred revenue	18,758	10,960
Other assets	5,431	(7,582)
Operating lease assets and liabilities, net	(14,988)	(15,661)
Net cash provided by operating activities	821,015	672,427
Cash flows from investing activities:
Additions of property and equipment	(135,469)	(108,997)
Proceeds from divestiture	162,879	—
Adjustment to proceeds from AMC Divestiture	—	(11,686)
Proceeds from interest on derivative instruments	5	5,166
Settlement of derivative instruments	—	(10,380)
Other investing activities	632	6,474
Net cash provided by (used in) investing activities	28,047	(119,423)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	49,463	25,925
Repayment of long-term debt and Revolver	(189,889)	(26,888)
Net change in transition services agreement obligation	1,371	(15,277)
Debt issuance costs	—	(1,066)
Repurchase of Common Shares	(404,577)	(267,969)
Purchase of treasury stock	(1,326)	(70,159)
Payments of dividends to shareholders	(202,968)	(205,335)
Other financing activities	(1,523)	—
Net cash used in financing activities	(749,449)	(560,769)
Foreign exchange gain (loss) on cash held in foreign currencies	(2,335)	4,866
Increase (decrease) in cash, cash equivalents and restricted cash during the period	97,278	(2,899)
Cash, cash equivalents and restricted cash at beginning of the period	1,158,106	1,282,793
Cash, cash equivalents and restricted cash at end of the period	$1,255,384	$1,279,894

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

Reconciliation of cash, cash equivalents and restricted cash:	March 31, 2026	March 31, 2025
Cash and cash equivalents	$1,254,144	$1,277,950
Restricted cash (1)	1,240	1,944
Total cash, cash equivalents and restricted cash	$1,255,384	$1,279,894
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (Note 7).
Supplemental cash flow disclosures (Note 4 and Note 20)
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2026
(Unless otherwise noted, tabular amounts in thousands of U.S. dollars, except share and per share data)
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company.” We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd., which as of March 31, 2026, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
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
Purchase of Long-lived Asset
During the third quarter of Fiscal 2026, the Company purchased an office building for $13.0 million. In connection with the purchase, the Company assumed a lease for the land on which the building is located. The lease has an original term of 49 years that began in December 2004, with an option to renew for an additional 49-year term. The office building is classified as Property and equipment, net, while the related land lease is recognized as a right of use asset in our Condensed Consolidated Balance Sheets as of March 31, 2026. As part of the purchase, the Company assumed certain lease agreements with third-party tenants, for which the Company is a lessor. See Note 4 “Leases” for more details.
Long-lived Asset Reclassified to Held for Sale
During the second quarter of Fiscal 2026, the Company commenced a plan to sell an office building with a carrying value of $4.0 million as of March 31, 2026. Accordingly, the office building was reclassified from Property and equipment to Assets held for sale in our Condensed Consolidated Balance Sheets as of March 31, 2026. See Note 17 “Acquisitions and Divestitures” for more details on assets and liabilities classified as held for sale in our Condensed Consolidated Balance Sheets in connection with the proposed divestiture of our Vertica business.
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

NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Total Revenues by Geography:
Americas (1)	$702,167	$719,804	$2,144,183	$2,213,904
EMEA (2)	467,543	420,134	1,403,071	1,288,433
Asia Pacific (3)	112,794	114,425	350,121	355,531
Total revenues	$1,282,504	$1,254,363	$3,897,375	$3,857,868
______________________
(1)Americas consists of countries in North, Central and South America.
(2)EMEA consists of countries in Europe, the Middle East and Africa.
(3)Asia Pacific primarily consists of Australia, Japan, Singapore, India and China.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Total Revenues by Type of Performance Obligation:
Recurring revenues (1)
Cloud services and subscriptions revenue	$492,929	$462,614	$1,455,522	$1,381,944
Customer support revenue	564,845	567,379	1,733,611	1,753,464
Total recurring revenues	$1,057,774	$1,029,993	$3,189,133	$3,135,408
License revenue (perpetual, term and subscriptions)	145,085	138,363	463,860	453,099
Professional service and other revenue	79,645	86,007	244,382	269,361
Total revenues	$1,282,504	$1,254,363	$3,897,375	$3,857,868
______________________
(1)Recurring revenue is defined as the sum of Cloud services and subscriptions revenue and Customer support revenue.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Total Revenues by Timing of Revenue Recognition:
Point in time	$145,085	$138,363	$463,860	$453,099
Over time (including professional service and other revenue)	1,137,419	1,116,000	3,433,515	3,404,769
Total revenues	$1,282,504	$1,254,363	$3,897,375	$3,857,868
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Total Revenues by Product Categories
Content	$558,434	$526,303	$1,655,233	$1,581,850
Business Network	161,769	156,623	482,250	473,322
ITOM	104,963	105,532	331,669	339,836
Cybersecurity (Enterprise)	157,245	160,800	512,475	524,201
Cybersecurity (SMB & Consumer)	126,114	132,975	385,487	406,558
ADM (1)	124,037	114,972	366,258	357,251
Analytics	49,942	57,158	164,003	174,850
Total revenues by product categories	$1,282,504	$1,254,363	$3,897,375	$3,857,868

Total Cloud Services and Subscriptions Revenue by Product Categories
Content	$149,308	$122,584	$422,827	$351,500
Business Network	153,184	146,622	456,762	444,226
ITOM	11,092	5,664	25,698	14,643
Cybersecurity (Enterprise)	17,456	20,137	56,412	62,481
Cybersecurity (SMB & Consumer)	114,834	122,265	353,492	373,347
ADM (1)	29,406	26,569	88,506	78,382
Analytics	17,649	18,773	51,825	57,365
Total cloud services and subscriptions revenues by product categories	$492,929	$462,614	$1,455,522	$1,381,944
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
The balance for our contract assets and contract liabilities (i.e. deferred revenues) for the periods indicated below were as follows:

	As of March 31, 2026	As of June 30, 2025
Short-term contract assets (1)	$66,891	$77,920
Long-term contract assets (1)	49,435	49,293
Short-term deferred revenues (2)	1,508,469	1,515,382
Long-term deferred revenues (2)	159,858	168,757
______________________
(1)Excludes $5.8 million of short-term contract assets and $3.8 million of long-term contract assets that have been reclassified to Assets held for sale as of March 31, 2026 related to the proposed divestiture of the Vertica business. See Note 17 “Acquisitions and Divestitures” for more details.
(2)Excludes $18.8 million of short-term deferred revenues and $4.7 million of long-term deferred revenues that have been reclassified to Liabilities held for sale as of March 31, 2026, related to the proposed divestiture of the Vertica business. See Note 17 “Acquisitions and Divestitures” for more details.
The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and customer payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the nine months ended March 31, 2026, we reclassified $96.5 million (nine months ended March 31, 2025 — $82.1 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three and nine months ended March 31, 2026 and 2025, respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to cloud services and customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the nine months ended March 31, 2026 that was included in the deferred revenue balances at June 30, 2025 was $1,384 million (nine months ended March 31, 2025—$1,390 million).
Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2025:

Capitalized costs to obtain a contract as of June 30, 2025	$129,026
New capitalized costs incurred	51,019
Amortization of capitalized costs	(38,230)
Impact of foreign exchange rate changes	57
Reclassification to Assets held for sale (1)	(1,247)
Capitalized costs to obtain a contract as of March 31, 2026	$140,625
______________________
(1)Adjustment to reclassify capitalized costs to obtain a contract to Assets held for sale related to the proposed divestiture of the Vertica business. See Note 17 “Acquisitions and Divestitures” for more details.
During the three and nine months ended March 31, 2026 and 2025, respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. See Note 7 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.
Remaining Performance Obligations
Remaining performance obligations (RPO) represent contracted revenue that has not yet been recognized. They include amounts recognized as deferred revenue and amounts that are contracted but will be billed and recognized as revenue in future periods.
The following table provides RPO information as of March 31, 2026:

		% recognized as revenue over the following
($ in billions)	As of March 31, 2026	Within 1 year	1 to 2 years	2 to 3 years	Thereafter
Total RPO (1)	$4.5	59%	20%	12%	9%
Cloud services and subscriptions RPO	$2.6	49%	23%	15%	13%
Customer support and other RPO (2)	$1.9	75%	16%	6%	3%
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
The table above includes RPO related to the proposed divestiture of the Vertica business, which are reported within Liabilities held for sale. As of March 31, 2026, the total RPO above includes $42.6 million of revenue from remaining performance obligations on existing contracts related to Vertica, of which $41.0 million relates to Customer support. Approximately 64% of the total RPO related to Vertica is expected to be recognized within 1 year.

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
In connection with the purchase of an office building in the third quarter of Fiscal 2026, the Company assumed existing operating lease agreements as a lessor with third-party tenants. Rental income from these operating leases is recognized on a straight-line basis over the remaining non-cancelable lease terms. The remaining duration of these leases ranges between 2 and 3 years, with options to extend for an additional 23 to 72 years after the initial term. During the three and nine months ended March 31, 2026, lease income was immaterial.
The following illustrates the Condensed Consolidated Balance Sheets information related to leases:

	Balance Sheet Location	As of March 31, 2026	As of June 30, 2025
Operating Leases
Operating lease right of use assets (1)	Operating lease right of use assets	$138,829	$197,977

Operating lease liabilities (current) (2)	Operating lease liabilities	$62,606	$75,914
Operating lease liabilities (non-current)	Long-term operating lease liabilities	141,239	189,949
Total operating lease liabilities		$203,845	$265,863

Finance Leases
Finance lease receivables (current)	Prepaid expenses and other current assets	$1,083	$1,867
Finance lease receivables (non-current)	Other assets	—	457
Total finance lease receivables		$1,083	$2,324

Finance lease liabilities (current)	Accounts payable and accrued liabilities	$908	$1,877
Finance lease liabilities (non-current)	Accrued liabilities	—	457
Total finance lease liabilities		$908	$2,334
______________________
(1)Excludes $0.1 million of operating lease right of use assets that have been reclassified to Assets held for sale as of March 31, 2026, related to the proposed divestiture of Vertica. See Note 17 “Acquisitions and Divestitures” for more details.
(2)Excludes operating lease liabilities that have been reclassified to Liabilities held for sale as of March 31, 2026, related to the proposed divestiture of Vertica. See Note 17 “Acquisitions and Divestitures” for more details.
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of March 31, 2026	As of June 30, 2025
Weighted-average remaining lease term
Operating leases	4.54 years	4.59 years
Finance leases	0.53 years	1.23 years
Weighted-average discount rate
Operating leases	4.90%	4.92%
Finance leases	5.33%	5.33%

Lease Costs and Other Information
The following illustrates the various components of lease costs for the period indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Operating lease cost	$17,202	$20,433	$55,158	$62,181
Short-term lease cost	275	613	699	1,591
Variable lease cost	1,141	1,142	2,951	3,033
Sublease income	(2,503)	(2,866)	(7,371)	(8,332)
Total lease cost	$16,115	$19,322	$51,437	$58,473
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of lease liabilities, and, as such, are excluded from the amounts below:

	Nine Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$67,053	$75,001
Finance leases	$1,487	$2,730
Right of use assets obtained in exchange for new lease liabilities, net of terminations:
Operating leases (1)	$(3,512)	$42,591
______________________
(1)During the nine months ended March 31, 2026, we modified certain lease agreements, resulting in a net reduction of our right of use assets and related lease liabilities, of which $13.7 million was attributable to a facility in the Americas.
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our lease liabilities as of March 31, 2026:

Fiscal years ending June 30,	Operating Leases	Finance Leases
2026 (three months ending)	$19,948	$460
2027	66,755	459
2028	49,960	—
2029	35,016	—
2030	21,010	—
Thereafter	33,126	—
Total lease payments	$225,815	$919
Less: Imputed interest	(21,970)	(11)
Total	$203,845	$908
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive sublease income of $2.0 million over the remainder of Fiscal 2026 and $0.9 million thereafter.

NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2025:

Balance as of June 30, 2025	$7,517,463
Divestiture of eDOCS business (Note 17)	(91,913)
Reclassification to Assets held for sale (1)	(107,765)
Impact of foreign exchange rate changes	7,249
Balance as of March 31, 2026	$7,325,034
______________________
(1)Adjustment to reclassify Goodwill to Assets held for sale related to the proposed divestiture of our Vertica business. See Note 17 “Acquisitions and Divestitures.”
NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2026
	Cost (1)	Accumulated Amortization (1)	Net (1)
Technology assets	$1,033,129	$(557,536)	$475,593
Customer assets	2,269,490	(1,162,203)	1,107,287
Total	$3,302,619	$(1,719,739)	$1,582,880

	As of June 30, 2025
	Cost	Accumulated Amortization	Net
Technology assets	$1,064,400	$(441,705)	$622,695
Customer assets	2,635,686	(1,281,790)	1,353,896
Total	$3,700,086	$(1,723,495)	$1,976,591
______________________
(1)Excludes technology intangible net assets with cost of $31.3 million, accumulated amortization of $15.9 million and net book value of $15.4 million, and customer intangible net assets with cost of $36.4 million, accumulated amortization of $13.5 million, and net book value of $22.9 million, that have been reclassified to Assets held for sale as of March 31, 2026, in connection with the proposed divestiture of the Vertica business. See Note 17 “Acquisitions and Divestitures.”
Where applicable, the above balances as of March 31, 2026 have been reduced to reflect the impact of intangible assets where the gross cost became fully amortized during the nine months ended March 31, 2026. This impact resulted in reductions to the cost and accumulated amortization of customer assets of $330.4 million. The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and nine years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2026 (three months ending)	$107,772
2027	386,725
2028	370,029
2029	276,625
2030	205,257
2031 and Thereafter	236,472
Total	$1,582,880

NOTE 7—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of March 31, 2026	As of June 30, 2025
Deposits and restricted cash	$4,942	$2,456
Capitalized costs to obtain a contract (1)	45,107	44,311
Short-term prepaid expenses and other current assets	165,107	148,824
Derivative asset (2)	60	2,984
Total	$215,216	$198,575
______________________
(1)Excludes capitalized costs to obtain a contract of $0.5 million that have been reclassified to Assets held for sale as of March 31, 2026, related to the proposed divestiture of the Vertica business. See Note 17 “Acquisitions and Divestitures.”
(2)Represents the asset related to our derivative instrument activity. See Note 15 “Derivative Instruments and Hedging Activities” for more details.
Other assets:

	As of March 31, 2026	As of June 30, 2025
Deposits and restricted cash	$16,235	$22,720
Capitalized costs to obtain a contract (1)	95,518	84,715
Investments	123,719	116,704
Available-for-sale financial assets	45,805	45,074
Long-term prepaid expenses and other long-term assets	26,443	38,480
Total	$307,720	$307,693
______________________
(1)Excludes capitalized costs to obtain a contract of $0.7 million that have been reclassified to Assets held for sale as of March 31, 2026, related to the proposed divestiture of the Vertica business. See Note 17 “Acquisitions and Divestitures.”
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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and is subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (see Note 21 “Other Income (Expense), Net”). During the three and nine months ended March 31, 2026, our share of income (loss) from these investments was nil and $7.6 million, respectively (three and nine months ended March 31, 2025—$1.6 million and $3.6 million, respectively).
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

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of March 31, 2026	As of June 30, 2025
Accounts payable—trade (1)	$123,534	$136,204
Accrued salaries, incentives and commissions (1)	225,428	254,230
Accrued liabilities	183,903	229,070
Accrued sales and other tax liabilities	26,732	32,964
Derivative liability (2)	214,010	275,810
Accrued interest on long-term debt	51,917	37,729
Amounts payable in respect of restructuring and other special charges	65,377	53,771
Asset retirement obligations	7,780	6,805
Total	$898,681	$1,026,583
______________________
(1)Excludes $0.3 million of accounts payable and accrued liabilities that have been reclassified to Liabilities held for sale as of March 31, 2026, related to the proposed divestiture of the Vertica business. See Note 17 “Acquisitions and Divestitures.”
(2)Represents the liability related to our derivative instrument activity (see Note 15 “Derivative Instruments and Hedging Activities” for more details).
Long-term accrued liabilities:

	As of March 31, 2026	As of June 30, 2025
Amounts payable in respect of restructuring and other special charges	$8,335	$8,591
Other accrued liabilities	9,712	10,801
Asset retirement obligations	20,245	22,920
Total	$38,292	$42,312
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of March 31, 2026, the present value of this obligation was $28.0 million (June 30, 2025—$29.7 million), with an undiscounted value of $29.9 million (June 30, 2025—$32.2 million).

NOTE 9—LONG-TERM DEBT

	As of March 31, 2026	As of June 30, 2025
Total debt
Senior Notes 2031	$650,000	$650,000
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	850,000
Senior Notes 2028	900,000	900,000
Senior Secured Notes 2027	1,000,000	1,000,000
Acquisition Term Loan	1,995,488	2,185,375
Total principal payments due	6,295,488	6,485,375

Unamortized debt discount and issuance costs (1)	(84,980)	(107,454)
Total amount outstanding	6,210,508	6,377,921
Less:
Current portion of long-term debt
Acquisition Term Loan	35,850	35,850
Total current portion of long-term debt	35,850	35,850

Non-current portion of long-term debt	$6,174,658	$6,342,071
______________________
(1)During the three and nine months ended March 31, 2026, we recognized a loss on debt extinguishment of $5.3 million related to the acceleration and recognition of unamortized debt discount and issuance costs resulting from the prepayment of $163.0 million of the Acquisition Term Loan (as defined below) in January 2026.
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
For the three and nine months ended March 31, 2026, we recorded interest expense of $6.7 million and $20.1 million, respectively, relating to Senior Notes 2031 (three and nine months ended March 31, 2025—$6.7 million and $20.1 million, respectively).
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
For the three and nine months ended March 31, 2026, we recorded interest expense of $9.3 million and $27.9 million, respectively, relating to Senior Notes 2030 (three and nine months ended March 31, 2025—$9.3 million and $27.9 million, respectively).
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
For the three and nine months ended March 31, 2026, we recorded interest expense of $8.2 million and $24.6 million, respectively, relating to Senior Notes 2029 (three and nine months ended March 31, 2025—$8.2 million and $24.6 million, respectively).
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
For the three and nine months ended March 31, 2026, we recorded interest expense of $8.7 million and $26.1 million, respectively, relating to Senior Notes 2028 (three and nine months ended March 31, 2025—$8.7 million and $26.1 million, respectively).
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
The Senior Secured Notes 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries and are secured with the same priority as the Company’s senior credit facilities. The Senior Secured Notes 2027 and the related guarantees are effectively senior to all of the Company’s and the guarantors’ senior unsecured debt to the extent of the value of the Collateral (as defined in the indenture to the Senior Secured Notes 2027) and are structurally subordinated to all existing and future liabilities of each of the Company’s existing and future subsidiaries that do not guarantee the Senior Secured Notes 2027. As of March 31, 2026, the Senior Secured Notes 2027 bear an effective interest rate of 7.39%. The effective interest rate includes interest expense of $51.9 million and amortization of debt discount and issuance costs of $2.3 million.
For the three and nine months ended March 31, 2026, we recorded interest expense of $17.3 million and $51.9 million, respectively, relating to Senior Secured Notes 2027 (three and nine months ended March 31, 2025—$17.3 million and $51.9 million, respectively).
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
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2026, our consolidated net leverage ratio, as calculated in accordance with the Revolver, was 3.02:1.00.

The Revolver requires us to pay a facility fee on unused commitments based on the consolidated net leverage ratio. As of March 31, 2026, the facility fee under the Revolver was 0.30%. For the three and nine months ended March 31, 2026, we recorded $0.6 million and $1.7 million, respectively, of facility fees in Interest and other related expense, net, in our Condensed Consolidated Statements of Income (three and nine months ended March 31, 2025 —$0.6 million and $1.7 million, respectively).
As of March 31, 2026, we had no outstanding balance under the Revolver (June 30, 2025—nil). For the three and nine months ended March 31, 2026 and 2025, we did not record any interest expense relating to the Revolver.
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
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR (as defined in the Acquisition Term Loan) plus an applicable margin of 1.75%. As of March 31, 2026, the outstanding balance on the Acquisition Term Loan bears an interest rate of 5.42%. As of March 31, 2026, the Acquisition Term Loan bears an effective interest rate of 6.45%. The effective interest rate includes interest expense of $93.7 million and amortization of debt discount and issuance costs of $11.5 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of March 31, 2026, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 3.02:1:00.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver and the Senior Secured Notes 2027.
On January 15, 2026, we used the proceeds from the divestiture of the eDOCS business to prepay $163.0 million of our aggregate outstanding principal balance on the Acquisition Term Loan. The prepayment resulted in the recognition of a loss on debt extinguishment of $5.3 million related to the acceleration and recognition of unamortized debt discount and issuance costs during the three and nine months ended March 31, 2026. See Note 17 “Acquisitions and Divestitures” for more details on the divestiture of the eDOCS business.
For the three and nine months ended March 31, 2026, we recorded interest expense of $27.6 million and $93.7 million, respectively, relating to the Acquisition Term Loan (three and nine months ended March 31, 2025—$33.5 million and $114.6 million, respectively).
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

NOTE 10—PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS
Defined Benefit and Other Post-Retirement Benefit Plans
The Company has 45 pension and other post-retirement plans in multiple countries. All of our pension and other post-retirement plans are located outside of Canada and the United States. The plans are primarily located in Germany, which, as of March 31, 2026, make up approximately 44% of the total net benefit pension obligations.
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
The following are details of net pension expense relating to the defined benefit pension plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Pension expense:
Service cost	$2,876	$2,758	$8,672	$8,300
Interest cost	3,533	3,242	10,573	9,727
Expected return of plan assets	(3,342)	(2,936)	(9,951)	(8,807)
Amortization of actuarial (gains) losses	(1)	317	—	974
Net pension expense	$3,066	$3,381	$9,294	$10,194
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under Interest and other related expense, net on our Condensed Consolidated Statements of Income.
NOTE 11—EQUITY AND SHARE-BASED COMPENSATION
Equity
Cash Dividends
For the three and nine months ended March 31, 2026, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.275 and $0.825 per Common Share, respectively, in the aggregate amount of $66.3 million and $203.0 million, respectively, which we paid during the same periods (three and nine months ended March 31, 2025—$0.2625 and $0.7875 per Common Share, respectively, in the aggregate amount of $67.9 million and $205.3 million, respectively).
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
From time to time, we may provide funds to a third-party agent to facilitate repurchases of our Common Shares in connection with the settlement of awards under the Long-Term Incentive Plans (LTIP) or other plans.
During the three and nine months ended March 31, 2026, we repurchased 86,850 Common Shares on the open market at a cost of $2.8 million for potential settlement of awards under our LTIP or other plans as described below (three and nine months ended March 31, 2025—296,831 and 2,483,966 Common Shares were purchased, respectively, at a cost of $7.6 million and $72.6 million, respectively).

During the three and nine months ended March 31, 2026, we delivered to eligible participants 86,107 and 2,150,129 Common Shares, respectively, at a cost of $2.8 million and $67.1 million, respectively, that were purchased in the open market in connection with the settlement of awards under our LTIP and other plans (three and nine months ended March 31, 2025—2,009,955 and 3,107,220 Common Shares, respectively, at a cost of $74.4 million and $118.2 million, respectively).
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%. During the three and nine months ended March 31, 2026, 431,697 and 909,154 Common Shares, respectively, were eligible for issuance to employees enrolled in the ESPP (three and nine months ended March 31, 2025—376,945 and 979,679 Common Shares, respectively). During the three and nine months ended March 31, 2026, cash in the amount of $7.9 million and $22.3 million, respectively, was received from employees relating to the ESPP (three and nine months ended March 31, 2025—$8.1 million and $24.0 million, respectively).
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
On August 6, 2025, the Company renewed its share repurchase plan, pursuant to which we may purchase for cancellation, from time to time over the 12-month period commencing on August 12, 2025 until August 11, 2026, if considered advisable, up to an aggregate of $300 million of our Common Shares in open market transactions on the Toronto Stock Exchange (TSX) (as part of the Fiscal 2026 NCIB, as defined below), the NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the Fiscal 2026 Repurchase Plan). On February 10, 2026, we increased the authorized limit of the Fiscal 2026 Repurchase Plan by $200 million to $500 million. The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2026 Repurchase Plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act) and includes a normal course issuer bid to provide means to execute purchases over the TSX. Further, as part of the renewal of the Fiscal 2026 NCIB, the Company established an automatic share purchase plan (ASPP) with its broker to facilitate repurchases of Common Shares.
During the three and nine months ended March 31, 2026, we repurchased and cancelled 9,679,300 and 14,225,223 Common Shares for $251.7 million and $403.9 million, respectively, inclusive of 2% Canadian excise taxes recorded (three and nine months ended March 31, 2025, 4,350,716 and 9,212,818 Common Shares, respectively, for $116.7 million and $270.3 million, respectively, inclusive of 2% Canadian excise taxes recorded).
Share-Based Compensation
Share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Stock Options (issued under Stock Option Plans)	$2,314	$4,126	$5,795	$10,703
Performance Share Units (issued under LTIP)	6,110	3,344	14,380	16,042
Restricted Share Units (issued under LTIP)	3,938	3,878	11,184	12,191
Restricted Share Units (other)	5,532	9,613	20,823	36,334
Deferred Share Units (directors)	827	883	2,733	3,115
Employee Stock Purchase Plan	1,156	1,156	3,875	4,534
Total share-based compensation expense	$19,877	$23,000	$58,790	$82,919

A summary of unrecognized compensation cost for unvested share-based compensation awards is as follows:

	As of March 31, 2026
	Unrecognized Compensation Cost	Weighted Average Recognition Period (years)
Stock Options (issued under Stock Option Plans)	$28,158	2.36
Performance Share Units (issued under LTIP)	46,408	2.04
Restricted Share Units (issued under LTIP)	15,974	1.38
Restricted Share Units (other)	35,274	1.62
Total unrecognized share-based compensation cost	$125,814
Stock Option Plans
A summary of activity under our stock option plans for the nine months ended March 31, 2026 is as follows:

	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2025	12,306,554	$36.73	3.93	$5,942
Granted	1,338,250	30.69
Exercised	(882,080)	30.96
Forfeited or expired	(5,438,446)	38.00
Outstanding at March 31, 2026	7,324,278	$35.37	4.08	$—
Exercisable at March 31, 2026	3,848,707	$39.32	2.78	$—
As of March 31, 2026, 8,880,744 options to purchase Common Shares were available for issuance under our stock option plans.
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Weighted–average fair value of options granted	$5.23	$5.89	$6.89	$5.89
Weighted-average assumptions used:
Expected volatility	32.25%	29.22%	31.70%	28.75%
Risk–free interest rate	3.67%	4.22%	3.71%	3.82%
Expected dividend yield	4.34%	3.68%	3.60%	3.52%
Expected life (in years)	4.30	4.34	4.32	4.31
Forfeiture rate (based on historical rates)	7%	7%	7%	7%
Average exercise share price	$25.07	$27.86	$30.69	$28.61
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
PSUs and RSUs granted under the LTIP have been measured at fair value as of the effective date, consistent with ASC Topic 718, and will be charged to share-based compensation expense over the remaining life of the plan. We estimate the fair value of PSUs with market-based conditions using the Monte Carlo pricing model and RSUs have been valued based upon their grant-date fair value. Beginning in Fiscal 2023, certain PSU and RSU grants were eligible to receive dividend equivalent units that vest under the same conditions as the underlying grants.
Performance Share Units (Issued Under LTIP)
PSUs (issued under the LTIP) vest after three years from the respective date of grants and upon the achievement of Performance Conditions determined at the time of the grant.
A summary of activity under our PSUs issued under the LTIP for the nine months ended March 31, 2026 is as follows:

	Units	Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2025	1,972,941	$49.87	1.52	$51,956
Granted	1,019,510	49.10
Vested (1)	(325,768)	51.19
Forfeited or expired	(875,813)	47.49
Outstanding at March 31, 2026	1,790,870	$50.35	1.93	$39,829
______________________
(1)PSUs are earned based on market or performance conditions and the actual number of PSUs earned, if any, may range from 0 to 200 percent.
For the periods indicated, the weighted-average fair value of market-based PSUs issued under the LTIP, and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Nine Months Ended March 31,
	2026	2025
Weighted–average fair value of performance share units granted	$50.18	$47.96
Weighted-average assumptions used:
Expected volatility	32.40%	30.26%
Risk–free interest rate	3.66%	3.67%
Expected dividend yield	—%	—%
Expected life (in years)	3.09	3.11
Restricted Share Units (Issued Under LTIP)
Beginning in Fiscal 2025, grants of RSUs (issued under the LTIP) vest on a straight-line basis over three years from the respective date of grants. Grants of RSUs (issued under the LTIP) prior to Fiscal 2025 vest after three years from the respective date of grants.

A summary of activity under our RSUs issued under the LTIP for the nine months ended March 31, 2026 is as follows:

	Units	Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2025	1,272,015	$33.11	1.70	$37,143
Granted	823,851	29.75
Vested	(499,783)	34.42
Forfeited or expired	(323,854)	30.35
Outstanding at March 31, 2026	1,272,229	$31.13	1.99	$28,294
Restricted Share Units (Other)
In addition to the grants made in connection with the LTIP discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. RSUs (other) vest over a specified contract date, typically two to four years from the respective date of grants.
A summary of activity under our RSUs (other) issued for the nine months ended March 31, 2026 is as follows:

	Units	Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2025	2,639,883	$33.11	2.00	$77,084
Granted	803,314	35.60
Vested	(1,237,728)	33.82
Forfeited or expired	(154,673)	34.38
Outstanding at March 31, 2026	2,050,796	$33.56	2.11	$45,610
Deferred Share Units (DSUs)
The DSUs are granted to certain non-employee directors. DSUs are issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
During the three and nine months ended March 31, 2026, we settled 86,850 DSUs at a cost of $2.8 million (three and nine months ended March 31, 2025—296,831 DSUs at a cost of $7.6 million).
A summary of activity under our DSUs issued for the nine months ended March 31, 2026 is as follows:

	Units	Weighted-Average Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2025 (1)	903,970	$31.04	0.34	$26,415
Granted	102,481	32.35
Settled	(86,850)	37.31
Outstanding at March 31, 2026 (2)	919,601	$30.59	0.69	$20,452
______________________
(1)    Includes 62,177 unvested DSUs.
(2)    Includes 66,419 unvested DSUs.

NOTE 12—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2026 - June 30, 2026	July 1, 2026 - June 30, 2028	July 1, 2028 - June 30, 2030	July 1, 2030 and beyond
Long-term debt obligations (1)	$7,352,211	$100,692	$2,554,000	$4,007,300	$690,219
Purchase obligations for contracts not accounted for as lease obligations (2)	183,456	77,776	105,680	—	—
Total	$7,535,667	$178,468	$2,659,680	$4,007,300	$690,219
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of March 31, 2026, in connection with the CRA’s reassessments for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $87.8 million. As of March 31, 2026, we have provisionally paid approximately $32.0 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within Long-term income taxes recoverable on the Condensed Consolidated Balance Sheets as of March 31, 2026.

The notices of reassessment for Fiscal 2012 through Fiscal 2016 would, as drafted, increase our taxable income by approximately $90 million to $100 million for each of those years, as well as impose a 10% penalty on the proposed adjustment to income. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability.
We strongly disagree with the CRA’s positions and believe the reassessments of Fiscal 2012 through Fiscal 2016 (including any penalties) are without merit, and we are continuing to contest these reassessments. On June 30, 2022, we filed a notice of appeal with the Tax Court of Canada seeking to reverse all such reassessments (including penalties) in full and the customary court process is ongoing.
Even if we are unsuccessful in challenging the CRA’s reassessments to increase our taxable income for Fiscal 2012 through Fiscal 2016, we have elective deductions available for those years (including carry-backs from later years) that would offset such increased amounts so that no additional cash tax would be payable, exclusive of any assessed penalties and interest, as described above.
The CRA has audited Fiscal 2017, Fiscal 2018, Fiscal 2019, Fiscal 2020 and Fiscal 2021 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2021 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2021 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017 through Fiscal 2021 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. We have filed notices of objection to the reassessments for each of these years. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2021 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to utilization of available tax attributes; however for Fiscal 2020 and 2021, we have provisionally paid approximately $24.0 million in order to fully preserve our rights to object to the CRA’s audit positions and intend to make an additional payment of $49 million on account of Fiscal 2021 by December 31, 2026. To the extent the CRA reassesses subsequent fiscal years on a similar basis, we may make certain minimum payments required under Canadian legislation.
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
NOTE 13—INCOME TAXES
The Company’s effective tax rate for the nine months ended March 31, 2026 was 19.9%. The Company’s effective tax rate differs from the Canadian federal and provincial statutory rate of 26.5% primarily due to tax benefits related to research and development credits, divestitures, and a net decrease in unrecognized tax benefits.
The Company’s effective tax rate for the nine months ended March 31, 2025 was 13.5%. The Company’s effective tax rate differs from the Canadian federal and provincial statutory rate of 26.5% primarily due to tax benefits related to a net decrease in unrecognized tax benefits, foreign tax credits, research and development credits, partially offset by withholding taxes and foreign source income inclusion in the U.S.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S., introducing amendments to U.S. tax laws with various effective dates. Key income tax-related provisions of the OBBBA include provisions related to bonus depreciation, research and development expenditures, interest expense deductibility and revisions to international tax regimes. The changes had an immaterial impact to the Company’s effective tax rate for the three and nine months ended March 31, 2026.
As of March 31, 2026, the gross amount of unrecognized tax benefits accrued was $123.4 million (June 30, 2025 — $139.8 million), which is inclusive of interest and penalties accrued of $12.6 million (June 30, 2025 — $16.8 million). We believe that it is reasonably possible that the gross unrecognized tax benefits could decrease by $26.8 million in the next 12 months, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
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

The following table summarizes the fair value of the Company’s financial instruments as of March 31, 2026 and June 30, 2025:

		Fair Value
	Fair Value Hierarchy	March 31, 2026	June 30, 2025
Assets:
Available-for-sale financial assets (Note 7)	Level 2	$17,934	$17,721
Available-for-sale financial assets (Note 7)	Level 3	27,871	27,353
Derivative asset (Note 15)	Level 2	60	2,984

Liabilities:
Derivative liability (Note 15)	Level 2	$(214,010)	$(275,810)
Senior Notes (Note 9) (1)	Level 2	(4,013,079)	(4,158,921)
______________________
(1)Senior Notes are presented within the Condensed Consolidated Balance Sheets at amortized cost. See Note 9 “Long-Term Debt” for further details.
Changes in Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in the fair value of our Level 3 available-for-sale financial assets between June 30, 2025 and March 31, 2026.

Available-for-sale financial assets
Balance as of June 30, 2025	$27,353
Gain recognized in income	518
Balance as of March 31, 2026	$27,871
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended March 31, 2026 and 2025, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended March 31, 2026 and 2025, respectively, no indications of impairments were identified and therefore no fair value measurements were required.

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
We have designated these transactions as cash flow hedges of forecasted transactions under Topic 815. As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within Other comprehensive loss, net within the Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2026, the fair value of the contracts is recorded within Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets and represents the net loss before tax effect that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months.
As of March 31, 2026, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $94.8 million (June 30, 2025—$93.5 million).

Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The fair values of outstanding derivative instruments are as follows:

		As of March 31, 2026		As of June 30, 2025
Instrument	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedges:
Cash flow hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$—	$(1,372)	$2,068	$—
Net investment hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	—	(123,394)	124	(161,304)
Total derivatives designated as hedges		—	(124,766)	2,192	(161,304)

Derivatives not designated as hedges:
Cross currency swap contracts	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	60	(89,244)	792	(114,506)
Total derivatives not designated as hedges		60	(89,244)	792	(114,506)
Total derivatives		$60	$(214,010)	$2,984	$(275,810)
The effects of gains (losses) from derivative instruments on our Condensed Consolidated Statements of Income are as follows:

		Three Months Ended March 31,		Nine Months Ended March 31,
Instrument	Income Statement Location	2026	2025	2026	2025
Derivatives designated as hedges:
Cash flow hedge	Operating expenses	$348	$(1,865)	$440	$(3,595)
Net investment hedge	Interest and other related expense, net	2	1,204	239	3,050

Derivatives not designated as hedges:
Cross currency swap contracts	Other income (expense), net	14,513	(20,216)	25,262	398
Cross currency swap contracts	Interest and other related expense, net	49	905	313	2,617
Total		$14,912	$(19,972)	$26,254	$2,470
The effects of the cash flow and net investment hedges on our Condensed Consolidated Statements of Comprehensive Income are as follows:

	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income Location	Three Months Ended March 31,		Nine Months Ended March 31,
		2026	2025	2026	2025
Gain (loss) recognized in OCI (loss) on cash flow hedge (effective portion)	Unrealized gain (loss) on cash flow hedge	$(1,631)	$(63)	$(3,001)	$(4,871)
Gain (loss) recognized in OCI (loss) on net investment hedge (effective portion)	Net foreign currency translation adjustment	20,977	(18,525)	38,187	(2,049)
Gain (loss) reclassified from AOCI into income (effective portion) - cash flow hedge	Operating expenses	348	(1,865)	440	(3,595)
Gain (loss) reclassified from AOCI into income (excluded from effectiveness testing) - net investment hedge	Interest and other related expense, net	561	561	1,683	1,683

NOTE 16—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition and divestiture-related costs and other similar charges.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Business Optimization Plan	$60,598	$2,256	$87,115	$57,106
Other historical restructuring plans	(789)	(18)	(281)	(1,867)
Divestiture-related costs	10,102	436	14,122	4,645
Acquisition-related costs	822	(143)	834	549
Other charges	3,151	1,323	12,351	5,795
Total	$73,884	$3,854	$114,141	$66,228
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
As of March 31, 2026, we expect total costs to be incurred in connection with the Business Optimization Plan to be approximately $260.0 million, of which $215.0 million has been recorded to date. For the three and nine months ended March 31, 2026, $60.6 million and $87.1 million, respectively, have been recorded within Special charges (recoveries) within the Condensed Consolidated Statements of Income. The entire Business Optimization Plan is expected to be substantially completed by the second quarter of Fiscal 2027.
A reconciliation of the beginning and ending restructuring liability for the Business Optimization Plan, which is included within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets, for the nine months ended March 31, 2026 is shown below.

Business Optimization Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2025	$48,283	$2,846	$51,129
Accruals and adjustments	67,656	9,931	77,587
Cash payments	(56,983)	(1,160)	(58,143)
Foreign exchange and other non-cash adjustments	(89)	(4,532)	(4,621)
Balance payable as of March 31, 2026	$58,867	$7,085	$65,952
Divestiture-related costs
Divestiture-related costs, recorded within Special charges (recoveries), include direct costs of potential and completed divestitures.
Acquisition-related costs
Acquisition-related costs, recorded within Special charges (recoveries), include direct costs of potential and completed acquisitions.

Other charges (recoveries)
For the three and nine months ended March 31, 2026, Other charges (recoveries) include $3.2 million and $12.4 million, respectively, of expenses related to severance and other miscellaneous charges.
For the three and nine months ended March 31, 2025, Other charges (recoveries) include $1.3 million and $5.7 million, respectively, of other miscellaneous charges, primarily related to the Micro Focus Acquisition.
NOTE 17—ACQUISITIONS AND DIVESTITURES
Proposed Divestiture of Vertica Business
On February 2, 2026, the Company entered into an agreement to divest Vertica, a part of its Analytics product category, to Rocket Software, for $150.0 million in cash before taxes, fees and other adjustments. The transaction remains subject to customary approvals and closing conditions and is expected to close during Fiscal 2026.
As of March 31, 2026, the Company determined that the assets and liabilities of the Vertica business met the criteria for held for sale classification and the respective assets and liabilities have been reclassified to Assets held for sale and Liabilities held for sale reported in our Condensed Consolidated Balance Sheets. The Company has determined that the Vertica business does not constitute as a component, as its operations and cash flows cannot be clearly distinguished from the rest of the Company’s operations and cash flows due to significant shared costs, therefore, the transaction does not meet the discontinued operations criteria, and the results of operations from the Vertica business are presented within Income from operations in our Condensed Consolidated Statements of Income. The Company expects that the sale proceeds less costs to sell will exceed the carrying value of the net assets for the Vertica business. The carrying value is subject to change based on developments leading up to the closing date.

The following are classified as held for sale in the Condensed Consolidated Balance Sheets in connection with the proposed divestiture of our Vertica business. The following balances incorporate the use of management estimates and are subject to change based on developments leading up to the closing date of the transaction.

As of March 31, 2026
Assets held for sale
Accounts receivable trade, net of allowance for credit losses	$14,993
Contract assets	5,810
Prepaid expenses and other current assets	522
Property and equipment	755
Operating lease right of use assets	62
Long-term contract assets	3,831
Goodwill	107,765
Acquired intangible assets	38,338
Other assets	724
Total Assets held for sale	$172,800

Liabilities held for sale
Accounts payable and accrued liabilities	$329
Operating lease liabilities	25
Deferred revenues	18,843
Pension liability, net	451
Long-term operating lease liabilities	32
Long-term deferred revenues	4,735
Deferred tax liabilities	4,782
Total Liabilities held for sale	$29,197
Beginning in Fiscal 2026, the Company presents deferred tax assets and liabilities associated with transactions structured as share sales within Assets held for sale or Liabilities held for sale.
Divestiture of eDOCS Business
On January 12, 2026, the Company completed the sale of its eDOCS business to NetDocuments Software, Inc. (NetDocuments), for $163.0 million in cash before taxes, fees and other adjustments. The results of the eDOCS business were recorded and presented within our Condensed Consolidated Financial Statements during Fiscal 2026 from July 1, 2025 through January 11, 2026. In connection with the sale, a gain of $64.3 million was recorded in Other income (expense), net within our Condensed Consolidated Statements of Income for the quarter ended March 31, 2026.
The Company determined that the eDOCS business does not constitute a component, as its operations and cash flows cannot be clearly distinguished from the rest of the Company’s operations and cash flows due to significant shared costs; therefore, the transaction does not meet the discontinued operations criteria, and the results of operations from the eDOCS business are presented within Income from operations in our Condensed Consolidated Statements of Income.
The Company used the proceeds from the transaction to prepay $163.0 million of the outstanding principal balance of the Acquisition Term Loan. See Note 9 “Long-Term Debt” for more information. The Company has also agreed to provide certain transition services to NetDocuments following completion of the divestiture for up to 12 months, which are included in financing activities on the Consolidated Statements of Cash Flows. These transition service costs are reimbursable by NetDocuments. For the three and nine months ended March 31, 2026, we billed NetDocuments $0.7 million under a transition service agreement (TSA).

The following table presents the carrying amounts of major classes of assets and liabilities disposed of in the eDOCS divestiture on January 12, 2026:

Assets
Accounts receivable trade, net of allowance for credit losses	$4,755
Prepaid expenses and other current assets	51
Property and equipment	24
Goodwill	91,913
Long-term deferred tax assets	17,735
Total Assets	$114,478

Liabilities
Accounts payable and accrued liabilities	$224
Deferred revenues	15,595
Pension liability, net	91
Total Liabilities	$15,910
Divestiture of AMC Business
On May 1, 2024, the Company completed the AMC Divestiture. In connection with the AMC Divestiture, the Company entered into a TSA with Rocket Software, for which transition service costs were reimbursable by Rocket Software. For the three and nine months ended March 31, 2025, the Company billed Rocket Software $4.2 million and $31.4 million, respectively, under the TSA. All transition services pursuant to the TSA with Rocket Software were completed as of June 30, 2025.
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

The following tables present Total revenue, significant segment expenses and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Total revenues	$1,282,504	$1,254,363	$3,897,375	$3,857,868
Adjusted Cost of revenues (1)	298,993	305,330	898,933	916,004
Adjusted gross profit (1)	983,511	949,033	2,998,442	2,941,864
Less:
Adjusted Research and development (2)	168,380	192,596	487,369	548,193
Adjusted Sales and marketing (2)	274,301	253,260	804,618	752,533
Adjusted General and administrative (2)	102,815	107,877	309,764	300,455
Add:
Net (income) attributable to non-controlling interests	(101)	(49)	(180)	(147)
Adjusted EBITDA	437,914	395,251	1,396,511	1,340,536
Less:
Reconciling items (3)	265,262	302,446	909,152	933,501
Net income attributable to OpenText	$172,652	$92,805	$487,359	$407,035
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
(3)The following adjustments are made to reconcile Adjusted EBITDA to Net income attributable to OpenText:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Provision for (recovery of) income taxes	$34,282	$10,842	$120,815	$63,618
Interest and other related expense, net	74,409	78,816	234,750	246,713
Amortization of acquired technology-based intangible assets	43,322	47,199	131,730	141,646
Amortization of acquired customer-based intangible assets	65,408	79,683	223,614	242,235
Depreciation	34,311	32,474	105,499	96,524
Share-based compensation	19,877	23,000	58,790	82,919
Special charges (recoveries)	73,884	3,854	114,141	66,228
Other (income) expense, net	(80,231)	26,578	(80,187)	(6,382)
Total reconciling items	$265,262	$302,446	$909,152	$933,501
NOTE 19—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2026
	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2025	$(34,288)	$446	$1,428	$(6,018)	$(38,432)
Other comprehensive income (loss) before reclassifications, net of tax	(168)	(1,199)	(270)	(6,945)	(8,582)
Amounts reclassified into net income, net of tax	—	(256)	—	19	(237)
Total other comprehensive income (loss), net for the period	(168)	(1,455)	(270)	(6,926)	(8,819)
Balance as of March 31, 2026	$(34,456)	$(1,009)	$1,158	$(12,944)	$(47,251)

	Nine Months Ended March 31, 2026
	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2025	$(63,308)	$1,520	$757	$(6,036)	$(67,067)
Other comprehensive income (loss) before reclassifications, net of tax	28,852	(2,206)	401	(6,945)	20,102
Amounts reclassified into net income, net of tax	—	(323)	—	37	(286)
Total other comprehensive income (loss), net for the period	28,852	(2,529)	401	(6,908)	19,816
Balance as of March 31, 2026	$(34,456)	$(1,009)	$1,158	$(12,944)	$(47,251)
______________________
(1)The amount of foreign currency translation recognized in other comprehensive income during the three and nine months ended March 31, 2026 included net gains (losses) relating to our net investment hedge of $21.0 million and $38.2 million, respectively, as further discussed in Note 15 “Derivative Instruments and Hedging Activities.

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
NOTE 20—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
	2026	2025
Cash paid during the period for interest	$231,711	$253,751
Cash received during the period for interest	31,291	37,786
Cash paid during the period for income taxes	224,614	341,987

NOTE 21—OTHER INCOME (EXPENSE), NET

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Foreign exchange gains (losses)	$7,168	$(8,269)	$(12,739)	$5,891
Unrealized gains (losses) on derivatives not designated as hedges (1)	14,513	(9,836)	25,262	10,778
Realized losses on derivatives not designated as hedges (2)	—	(10,380)	—	(10,380)
OpenText share in net income of equity investees (3)	16	1,644	7,649	3,637
Gain on divestiture (4)	64,311	—	64,311	(4,175)
Loss on debt extinguishment (5)	(5,301)	—	(5,301)	—
Other miscellaneous income (expense)	(476)	263	1,005	631
Total other income (expense), net	$80,231	$(26,578)	$80,187	$6,382
______________________
(1)Represents the unrealized gains (losses) on our derivatives not designated as hedges (see Note 15 “Derivative Instruments and Hedging Activities” for more details).
(2)Represents the realized losses on our derivatives not designated as hedges (see Note 15 “Derivative Instruments and Hedging Activities” for more details).
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
(4)For the three and nine months ended March 31, 2026, the gain related to the eDOCS divestiture. For the nine months ended March 31, 2025, the adjustment to the gain represents the final settlement of working capital and other adjustments related to the AMC Divestiture (see Note 17 “Acquisitions and Divestitures” for more details).
(5)During the three and nine months ended March 31, 2026, we recognized a loss on debt extinguishment of $5.3 million related to the acceleration and recognition of unamortized debt discount and issuance costs resulting from the prepayment of $163.0 million of the Acquisition Term Loan in Fiscal 2026.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Basic earnings per share
Net income attributable to OpenText	$172,652	$92,805	$487,359	$407,035
Basic earnings per share attributable to OpenText	$0.70	$0.35	$1.94	$1.54
Diluted earnings per share
Net income attributable to OpenText	$172,652	$92,805	$487,359	$407,035
Diluted earnings per share attributable to OpenText	$0.70	$0.35	$1.94	$1.53
Weighted-average number of shares outstanding (in ‘000’s)
Basic	247,837	262,841	251,179	265,132
Effect of dilutive securities	125	993	398	478
Diluted	247,962	263,834	251,577	265,610
Excluded as anti-dilutive (1)	7,538	12,864	7,554	12,424
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
During the three and nine months ended March 31, 2026, Mr. Stephen Sadler earned nil and immaterial consulting fees, respectively, from OpenText for assistance with acquisition-related business activities. Mr. Sadler did not participate in any Board deliberations relating to matters for which he could potentially receive consulting fees. Mr. Sadler ceased to be a member of the Board as of December 9, 2025.
During the three and nine months ended March 31, 2026, Mr. P. Thomas Jenkins earned approximately $1.2 million and $2.8 million, respectively, in consulting fees as Chief Strategy Officer, for which such payments are approved by the Audit Committee of the Board in accordance with its policies and practices.
NOTE 24—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on May 5, 2026, a dividend of $0.275 per Common Share. The record date for this dividend is June 5, 2026 and the payment date is June 19, 2026. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal years beginning July 1, 2025 and ending June 30, 2026 (Fiscal 2026) and July 1, 2026 and ending June 30, 2027 (Fiscal 2027) on growth in earnings and cash flows; (ii) creating value through investments in broader Information Management capabilities; (iii) our future business plans and operations, strategic goals and business planning process, including the Company’s business optimization plan announced in July 2024 (the Business Optimization Plan) and the potential redeployment of capital from non-core assets to enhance focus on our core Information Management for Artificial Intelligence (AI) business and support long-term shareholder returns; (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases, the timing thereof and the customers targeted; (viii) the Company’s financial condition, results of operations and earnings; (ix) the basis for any future growth, including organic and inorganic growth, and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates, including Canada and United Kingdom’s newly enacted global minimum tax acts; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) acquisitions and their expected impact, including our ability to realize the benefits expected from the acquisitions and to successfully integrate the assets we acquire or utilize such assets to their full capacity (see Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details); (xxiii) tax audits; (xxiv) the expected impact of the Russia-Ukraine conflict, the conflict involving Iran , the broader Middle East instability and other geopolitical disputes on our business;(xxv) expected costs of the restructuring and business optimization plans; (xxvi) initiatives we establish and targets that we set related to corporate citizenship-related activities; (xvii) divestitures and their expected impact; (xxviii) the implementation of or changes to global tariff regimes or other trade policies and the resulting uncertainty to the macroeconomic environment; (xxix) the expected impact of our share repurchase plan on our overall strategic capital allocation; and (xxx) other matters.
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) our inability to realize successfully any anticipated synergy benefits from acquisitions; (ii) the actual and potential impacts of the use of cash and incurrence of indebtedness, including the granting of security interests related to such debt; (iii) the change in scope and size of our operations as a result of acquisitions or divestitures and risks relating to any such acquisitions or divestitures and the impact of divestitures on our remaining business, including the divestiture of eDOCS and the proposed divestiture of Vertica; (iv) the uncertainty around expectations related to the business prospects from potential acquisitions; (v) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (vi) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses; (vii) the potential for the incurrence of or assumption of debt in connection with acquisitions, its impact on future operations and on the ratings or outlooks of rating agencies on our outstanding debt securities, the possibility of not being able to generate sufficient cash to service all indebtedness, and our ability to reduce our outstanding debt; (viii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (ix) the risks associated with bringing new products and services to market; (x) fluctuations in currency exchange rates (including as a result of the impact of any policy changes resulting from trade and tariff disputes) and the impact of mark-to-market valuation relating to associated derivatives; (xi) delays in the purchasing decisions of the Company’s customers; (xii) competition the Company faces in its industry and/or marketplace; (xiii) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xiv) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xvi) the continuous commitment of the Company’s customers; (xvii) demand for the Company’s products and services; (xviii) increase in exposure to international business risks including the impact of geopolitical instability, political unrest, war and other global conflicts, and other geopolitical tensions, including the Russia-Ukraine conflict, the conflict involving Iran, and the broader Middle East instability, as we continue to increase our international operations; (xix) adverse macroeconomic conditions, such as potential increases or changes in global tariff policies and structures and the timing thereof, the effects of global relations, including escalating tensions, imposition of tariffs, retaliatory measures, restrictive regulations or boycotts, and other trade policies, inflation, disruptions in global supply chains and increased labour costs; (xx) inability to raise capital at all or on not unfavourable terms in the future; (xxi) downward pressure on our share price and the dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xxii) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the Information Management market; (ix) the Company’s competitive position in the Information Management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the Information Management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company’s offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic due to remote working arrangements; (xiv) the integration of AI and other machine learning into some of our products, systems or solutions; (xv) failure to achieve any corporate citizenship-related targets we set; (xvi) failure to attract and retain key personnel to develop and effectively manage the Company’s business; (xvii) the ability of the Company’s subsidiaries to make distributions to the Company; and (xviii) increased attention from shareholders, governments, customers and other key relationships regarding our corporate citizenship practices and increased regulatory scrutiny of such practices and related disclosures, which could impact our business activities, financial performance and reputation.
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
All dollar and percentage comparisons made herein refer to the three and nine months ended March 31, 2026, compared with the three and nine months ended March 31, 2025, unless otherwise noted.
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
Our comprehensive Information Management platform and services provide secure and scalable solutions for global companies, small and medium-sized businesses (SMBs), governments and consumers around the world. We have a complete and integrated portfolio of Information Management solutions delivered at scale in the OpenText Cloud, helping organizations master modern work, automate application delivery and modernization, and optimize their digital supply chains. To do this, we bring together our seven product categories (previously referred to as business clouds): Content, Business Network, IT Operations Management (ITOM, also known as Observability and Service Management), Cybersecurity (Enterprise), Cybersecurity (Small and Medium-Sized Businesses (SMB) & Consumer), Application Delivery Management (ADM, also known as DevOps and previously named as Application Automation) and Analytics. We also accelerate information modernization with intelligent tools and services for moving off paper, automating classification and building clean data lakes for AI, analytics and automation.
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
As of March 31, 2026, we employed a total of approximately 20,500 individuals. Of the total 20,500 individuals we employed as of March 31, 2026, approximately 7,000 or 34% are in the Americas, 4,800 or 23% are in EMEA and 8,700 or 43% are in Asia Pacific. Currently, we have employees in 42 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our customers. See “Results of Operations” below for our definitions of geographic regions.
Quarterly Summary:
During the third quarter of Fiscal 2026, we saw the following activity as compared to the third quarter of Fiscal 2025:
•Total revenue was $1,282.5 million, up 2.2% compared to the same period in the prior fiscal year; down 2.1% after factoring in the favourable impact of $54.6 million of foreign exchange rate changes. Total revenue was up as increases in the Content, Business Network and ADM product categories were offset by decreases in the Cybersecurity (Enterprise), Cybersecurity (SMB & Consumer), ITOM and Analytics product categories.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $1,057.8 million, up 2.7% compared to the same period in the prior fiscal year; down 1.4% after factoring in the favourable impact of $42.1 million of foreign exchange rate changes.

•Cloud services and subscriptions revenue was $492.9 million, up 6.6% compared to the same period in the prior fiscal year; up 3.2% after factoring in the favourable impact of $15.7 million of foreign exchange rate changes.
•GAAP-based gross margin was 73.1% compared to 71.6% in the same period in the prior fiscal year.
•Non-GAAP-based gross margin was 76.7% compared to 75.7% in the same period in the prior fiscal year.
•GAAP-based net income attributable to OpenText was $172.7 million compared to $92.8 million in the same period in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $250.2 million compared to $215.8 million in the same period in the prior fiscal year.
•GAAP-based earnings per share (EPS), diluted, was $0.70 compared to $0.35 in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $1.01 compared to $0.82 in the same period in the prior fiscal year.
•Adjusted EBITDA, a non-GAAP measure, was $437.9 million compared to $395.3 million in the same period in the prior fiscal year.
•Operating cash flow was $821.0 million for the nine months ended March 31, 2026 compared to $672.4 million in the same period in the prior fiscal year, up 22.1%.
•Cash and cash equivalents were $1,254.1 million as of March 31, 2026, compared to $1,156.5 million as of June 30, 2025.
•Enterprise cloud bookings were $196.0 million, compared to $151.2 million in the same period in the prior fiscal year. We define Enterprise cloud bookings as the total value from cloud services and subscriptions contracts entered into in the period that are new, committed and incremental to our existing contracts, entered into with our enterprise-based customers.
•During the three months ended March 31, 2026, we repurchased and cancelled 9,679,300 Common Shares for $251.7 million, inclusive of 2% Canadian excise taxes recorded (4,350,716 for $116.7 million in the three months ended March 31, 2025).
See “Use of Non-GAAP Financial Measures” below for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures. See “Acquisitions” below for the impact of acquisitions on the period-to-period comparability of results.
Business Update
Effective April 20,2026, Ayman Antoun was appointed as Chief Executive Officer and a member of the Board. Mr. Antoun succeeded James McGourlay, who served as Interim Chief Executive Officer until April 20,2026. Upon the transition, Mr. McGourlay was appointed as President, Chief Client Officer.
Acquisitions and Divestitures
As a result of the continually changing marketplace in which we operate and our strategic objectives, we regularly evaluate acquisition and divestiture opportunities within our market and at any time may be in various stages of discussions with respect to such opportunities.
Proposed Divestiture of Vertica Business
On February 2, 2026, the Company reached a definitive agreement to divest Vertica, a part of its Analytics product category, to Rocket Software Inc. (Rocket Software) for $150.0 million in cash, before taxes, fees and other adjustments. The Company intends to use the proceeds from the divestiture to reduce outstanding debt. The transaction remains subject to customary approvals and closing conditions and is expected to close during Fiscal 2026. See Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more information.
Divestiture of eDOCS Business
On October 2, 2025 the Company reached a definitive agreement to divest an on-premise solution (eDOCS), a part of its Analytics product category, to NetDocuments, for $163.0 million in cash before taxes, fees and other adjustments. The Company completed the divestiture on January 12, 2026. The Company used the proceeds from the transaction to prepay $163.0 million of the outstanding principal balance of the Acquisition Term Loan (as defined below). See Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more information.

Impacts of Geopolitical Conflicts and Diplomatic Tensions
We continue to monitor the geopolitical conflicts and diplomatic tensions around the world, including the Russia-Ukraine conflict, the conflict involving Iran and the broader Middle East instability. We have ceased all direct business in Russia and Belarus. We continue to operate our Israeli-based business and support our employees in the region. While our operations within these locations are not material and we do not expect these geopolitical conflicts to have a material adverse effect on our overall business, results of operations or financial condition, it is not possible to predict the broader consequences or broader expansion of these conflicts, including adverse effects on the global economy, on our business and operations as well as those of our customers, partners and third-party service providers. See also “Outlook for Remainder of Fiscal 2026” for significant tariff and trade developments. For more information, see Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for Fiscal 2025.
Outlook for Remainder of Fiscal 2026
Financial Outlook
As of May 7, 2026, the Company updated its full year Fiscal 2026 outlook, which is as follows:

Metrics	Fiscal 2026 Growth
Total Revenues (1)	1% to 2%
Total Cloud services and subscriptions revenues	4% to 5%
Adjusted EBITDA Margin	50 bps to 100 bps
Free Cash Flows	22% to 25%
Enterprise Cloud Bookings	16% to 20%
______________________
(1)Our Fiscal 2026 growth metric for Total Revenues includes $30 million of lower revenues in the second half of Fiscal 2026, of which $15 million resulted from the divestiture of the eDOCS business and $15 million resulted from the proposed divestiture of the Vertica business. The eDOCS and Vertica businesses contributed approximately $30 million and $80 million, respectively, of full year revenue during Fiscal 2025.
Fiscal 2026 growth metrics for Total Cloud services and subscriptions revenues, Free Cash Flow and Enterprise Cloud Bookings have been revised upward. Total Cloud services and subscriptions revenues growth increased due to higher conversion rates in Enterprise Cloud Bookings. Free Cash Flow growth increased primarily due to the timing of tax payments. Enterprise Cloud Bookings growth increased due to a larger pipeline of deals and higher conversion rates.
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
As of March 31, 2026, we have incurred $215.0 million of the total expected costs of up to approximately $260.0 million. These costs primarily related to workforce reduction driven by automation, centralization, and simplification, as well as associated real estate footprint reductions globally.
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

Divestiture of eDOCS Business
On January 12, 2026, the Company completed the sale of its eDOCS business to NetDocuments. The comparability of our operating results for the three and nine months ended March 31, 2026, as compared to the three and nine months ended March 31, 2025, was impacted by the eDOCS divestiture, as the operating results of the eDOCS business were excluded from the Company’s consolidated results, beginning January 12, 2026. As such, consolidated operating results for the three and nine months ended March 31, 2026 included the business operating results of eDOCS up to the date of the eDOCS divestiture. eDOCS business operating results were included in the consolidated operating results for the three and nine months ended March 31, 2025. For more details on the Company’s divestitures, see Note 17 “Acquisitions and Divestitures” to the Consolidated Financial Statements.
The following table illustrates the revenues contributed by the eDOCS business during the three and nine months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2026	2025	2026	2025
Cloud services and subscriptions	$4	$17	$73	$60
Customer support	750	6,582	13,858	20,214
License	25	166	643	1,074
Professional service and other	27	214	400	684
Total eDOCS revenues	$806	$6,979	$14,974	$22,032
Transition Services Agreements
In connection with the eDOCS divestiture, the Company entered into a transition services agreement (TSA) with NetDocuments, pursuant to which the Company agreed to provide certain transition services to NetDocuments for up to 12 months following the closing date. These transition service costs are reimbursable by NetDocuments.
On May 1, 2024, the Company completed the sale of its AMC business to Rocket Software. The AMC business was comprised of the legacy OpenText connectivity business and the legacy Micro Focus AMC business. In connection with the AMC Divestiture, the Company entered into a TSA with Rocket Software, whereby the Company agreed to provide certain transition services to Rocket Software for up to 24 months following the closing date. These transition service costs were reimbursable by Rocket Software. All transition services pursuant to the TSA with Rocket Software were completed as of June 30, 2025.
The following table illustrates the financial statement impact of these TSA reimbursements for the periods presented, which were recorded as an offset to the respective costs incurred, within our Condensed Consolidated Statements of Income.

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2026	2025	2026	2025
Professional service and other cost of revenue	$60	$1	$60	$335
Customer support cost of revenue	224	98	224	1,352
Research and development	78	14	78	715
Sales and marketing	36	195	36	2,823
General and administrative	343	3,894	343	26,181
Total	$741	$4,202	$741	$31,406

Summary of Results of Operations

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2026	Change increase (decrease)	2025	2026	Change increase (decrease)	2025
Total Revenues by Product Type:
Cloud services and subscriptions	$492,929	$30,315	$462,614	$1,455,522	$73,578	$1,381,944
Customer support	564,845	(2,534)	567,379	1,733,611	(19,853)	1,753,464
License	145,085	6,722	138,363	463,860	10,761	453,099
Professional service and other	79,645	(6,362)	86,007	244,382	(24,979)	269,361
Total revenues	1,282,504	28,141	1,254,363	3,897,375	39,507	3,857,868
Total Cost of Revenues	345,231	(10,878)	356,109	1,040,386	(30,894)	1,071,280
Total GAAP-based Gross Profit	937,273	39,019	898,254	2,856,989	70,401	2,786,588
Total GAAP-based Gross Margin %	73.1%		71.6%	73.3%		72.2%
Total GAAP-based Operating Expenses	736,060	46,896	689,164	2,094,072	18,615	2,075,457
Total GAAP-based Income from Operations	$201,213	$(7,877)	$209,090	$762,917	$51,786	$711,131

% Revenues by Product Type:
Cloud services and subscriptions	38.4%		36.9%	37.3%		35.8%
Customer support	44.0%		45.2%	44.5%		45.5%
License	11.3%		11.0%	11.9%		11.7%
Professional service and other	6.3%		6.9%	6.3%		7.0%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$177,360	$3,174	$174,186	$519,829	$(1,902)	$521,731
Customer support	56,064	(5,669)	61,733	178,625	(8,338)	186,963
License	4,976	(2,528)	7,504	21,118	621	20,497
Professional service and other	63,509	(1,978)	65,487	189,084	(11,359)	200,443
Amortization of acquired technology-based intangible assets	43,322	(3,877)	47,199	131,730	(9,916)	141,646
Total cost of revenues	$345,231	$(10,878)	$356,109	$1,040,386	$(30,894)	$1,071,280

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	64.0%		62.3%	64.3%		62.2%
Customer support	90.1%		89.1%	89.7%		89.3%
License	96.6%		94.6%	95.4%		95.5%
Professional service and other	20.3%		23.9%	22.6%		25.6%

Total Revenues by Geography: (1)
Americas (2)	$702,167	$(17,637)	$719,804	$2,144,183	$(69,721)	$2,213,904
EMEA (3)	467,543	47,409	420,134	1,403,071	114,638	1,288,433
Asia Pacific (4)	112,794	(1,631)	114,425	350,121	(5,410)	355,531
Total revenues	$1,282,504	$28,141	$1,254,363	$3,897,375	$39,507	$3,857,868
% Revenues by Geography:
Americas (2)	54.7%		57.4%	55.0%		57.4%
EMEA (3)	36.5%		33.5%	36.0%		33.4%
Asia Pacific (4)	8.8%		9.1%	9.0%		9.2%

Other Metrics:
GAAP-based gross margin	73.1%		71.6%	73.3%		72.2%
Non-GAAP-based gross margin (5)	76.7%		75.7%	76.9%		76.3%
Net income, attributable to OpenText	$172,652		$92,805	$487,359		$407,035
GAAP-based EPS, diluted	$0.70		$0.35	$1.94		$1.53
Non-GAAP-based EPS, diluted (5)	$1.01		$0.82	$3.19		$2.85
Adjusted EBITDA (5)	$437,914		$395,251	$1,396,511		$1,340,536
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
For the quarter ended March 31, 2026, our cloud net renewal rate (Cloud NRR), excluding the impact of Carbonite Inc. and Zix Corporation, decreased to 95% from 96%, as compared to the quarter ended March 31, 2025. Cloud net renewal rate measures the percentage of annual contract value retained from Enterprise cloud customer subscription agreements available to renew, after giving effect to contract expansions (such as price increases and upsells) and reductions (cancellations). Cloud NRR excludes internal portfolio movements (such as migrations to the Company’s other Cloud offerings). Cloud NRR includes enterprise-based customers, which contribute approximately 90% of the Company’s total revenues, and excludes the impact of Carbonite Inc. and Zix Corporation, whose businesses primarily serve our small- and medium-sized business and consumer customers and comprise the remainder of our revenues.
Cost of Cloud services and subscriptions revenues is comprised primarily of third-party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs and some third-party royalty costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2026	Change increase (decrease)	2025	2026	Change increase (decrease)	2025
Cloud Services and Subscriptions:
Americas	$335,968	$384	$335,584	$1,009,039	$(767)	$1,009,806
EMEA	127,585	28,338	99,247	359,628	72,658	286,970
Asia Pacific	29,376	1,593	27,783	86,855	1,687	85,168
Total Cloud Services and Subscriptions Revenues	492,929	30,315	462,614	1,455,522	73,578	1,381,944
Cost of Cloud Services and Subscriptions Revenues	177,360	3,174	174,186	519,829	(1,902)	521,731
GAAP-based Cloud Services and Subscriptions Gross Profit	$315,569	$27,141	$288,428	$935,693	$75,480	$860,213
GAAP-based Cloud Services and Subscriptions Gross Margin %	64.0%		62.3%	64.3%		62.2%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	68.2%		72.5%	69.3%		73.1%
EMEA	25.9%		21.5%	24.7%		20.8%
Asia Pacific	5.9%		6.0%	6.0%		6.1%
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Cloud services and subscriptions revenues increased by $30.3 million or 6.6% during the three months ended March 31, 2026 as compared to the same period in the prior fiscal year; up 3.2% after factoring in the favourable impact of $15.7 million of foreign exchange rate changes. The change was primarily driven by increases in the Content, Business Network, ITOM, and ADM product categories, partly offset by decreases in the Cybersecurity (SMB & Consumer), Cybersecurity (Enterprise) and Analytics product categories. Geographically, the overall change was primarily attributable to an increase in EMEA of $28.3 million, an increase in Asia Pacific of $1.6 million and an increase in Americas of $0.4 million.
There were 41 cloud services contracts greater than $1.0 million that closed during the third quarter of Fiscal 2026, compared to 32 contracts during the third quarter of Fiscal 2025.
Cost of Cloud services and subscriptions revenues increased by $3.2 million during the three months ended March 31, 2026 as compared to the same period in the prior fiscal year. This was primarily due to an increase in third-party network usage fees of $2.7 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 64% from 62%.

Nine Months Ended March 31, 2026 Compared to Nine Months Ended March 31, 2025
Cloud services and subscriptions revenues increased by $73.6 million or 5.3% during the nine months ended March 31, 2026 as compared to the same period in the prior fiscal year; up 3.1% after factoring in the favourable impact of $31.0 million of foreign exchange rate changes. The change was primarily driven by increases in the Content, Business Network, ITOM and ADM product categories, partly offset by decreases in the Cybersecurity (SMB & Consumer), Cybersecurity (Enterprise) and Analytics product categories. Geographically, the overall change was attributable to an increase in EMEA of $72.7 million, an increase in Asia Pacific of $1.7 million, partially offset by a decrease in Americas of $0.8 million.
There were 127 cloud services contracts greater than $1.0 million that closed during the first nine months of Fiscal 2026, compared to 106 contracts during the first nine months of Fiscal 2025.
Cost of Cloud services and subscriptions revenues decreased by $1.9 million during the nine months ended March 31, 2026 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $6.4 million, partially offset by an increase in third-party network usage fees of $5.3 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 64% from 62%.
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
For the quarter ended March 31, 2026, our customer support net renewal rate (Customer Support NRR) increased to 93% from 90%, for the quarter ended March 31, 2025. Customer Support NRR measures the percentage of annual contract value retained from Enterprise customer support agreements available to renew, after giving effect to contract expansions (such as price increases and upsells) and reductions (cancellations). Customer Support NRR excludes internal portfolio movements (such as migrations to the Company's Cloud and other offerings). Customer Support NRR includes enterprise-based customers, which contribute approximately 90% of the Company’s revenues, and excludes the impact of Carbonite Inc. and Zix Corporation, whose businesses primarily serve small- and medium-sized business and consumer customers and comprise the remainder of our revenues.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third-party royalty costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2026	Change increase (decrease)	2025	2026	Change increase (decrease)	2025
Customer Support Revenues:
Americas	$281,525	$(14,780)	$296,305	$862,394	$(45,680)	$908,074
EMEA	229,614	14,276	215,338	704,120	31,374	672,746
Asia Pacific	53,706	(2,030)	55,736	167,097	(5,547)	172,644
Total Customer Support Revenues	564,845	(2,534)	567,379	1,733,611	(19,853)	1,753,464
Cost of Customer Support Revenues	56,064	(5,669)	61,733	178,625	(8,338)	186,963
GAAP-based Customer Support Gross Profit	$508,781	$3,135	$505,646	$1,554,986	$(11,515)	$1,566,501
GAAP-based Customer Support Gross Margin %	90.1%		89.1%	89.7%		89.3%

% Customer Support Revenues by Geography:
Americas	49.8%		52.2%	49.7%		51.8%
EMEA	40.7%		38.0%	40.6%		38.4%
Asia Pacific	9.5%		9.8%	9.7%		9.8%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Customer support revenues decreased by $2.5 million or 0.4% during the three months ended March 31, 2026 as compared to the same period in the prior fiscal year; down 5.1% after factoring in the favourable impact of $26.4 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $14.8 million and a decrease in Asia Pacific of $2.0 million, partially offset by an increase in EMEA of $14.3 million.
Cost of Customer support revenues decreased by $5.7 million during the three months ended March 31, 2026 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $6.1 million over the comparative period. Overall, the gross margin percentage on Customer support revenues increased to 90% from 89%.
Nine Months Ended March 31, 2026 Compared to Nine Months Ended March 31, 2025
Customer support revenues decreased by $19.9 million or 1.1% during the nine months ended March 31, 2026 as compared to the same period in the prior fiscal year; down 4.2% after factoring in the favourable impact of $53.7 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $45.7 million, and a decrease in Asia Pacific of $5.5 million, offset by an increase in EMEA of $31.4 million.
Cost of Customer support revenues decreased by $8.3 million during the nine months ended March 31, 2026 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $7.3 million and a decrease in third-party network usage fees of $1.0 million. Overall, the gross margin percentage on Customer support revenues increased to 90% from 89%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2026	Change increase (decrease)	2025	2026	Change increase (decrease)	2025
License Revenues:
Americas	$59,110	$1,551	$57,559	$193,396	$(5,222)	$198,618
EMEA	68,501	6,553	61,948	210,607	16,686	193,921
Asia Pacific	17,474	(1,382)	18,856	59,857	(703)	60,560
Total License Revenues	145,085	6,722	138,363	463,860	10,761	453,099
Cost of License Revenues	4,976	(2,528)	7,504	21,118	621	20,497
GAAP-based License Gross Profit	$140,109	$9,250	$130,859	$442,742	$10,140	$432,602
GAAP-based License Gross Margin %	96.6%		94.6%	95.4%		95.5%

% License Revenues by Geography:
Americas	40.7%		41.6%	41.7%		43.8%
EMEA	47.2%		44.8%	45.4%		42.8%
Asia Pacific	12.1%		13.6%	12.9%		13.4%
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
License revenues increased by $6.7 million or 4.9% during the three months ended March 31, 2026 as compared to the same period in the prior fiscal year; down 0.7% after factoring in the favourable impact of $7.7 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $6.6 million and an increase in Americas of $1.6 million, offset by a decrease in Asia Pacific of $1.4 million.
During the third quarter of Fiscal 2026, we closed 52 license contracts greater than $0.5 million, of which 19 contracts were greater than $1.0 million, contributing $71.4 million of License revenues. This was compared to 51 license contracts greater than $0.5 million during the third quarter of Fiscal 2025, of which 19 contracts were greater than $1.0 million, contributing $52.2 million of License revenues.
Cost of License revenues decreased by $2.5 million during the three months ended March 31, 2026 as compared to the same period in the prior fiscal year. Overall, the gross margin percentage on License revenues increased to 97% from 95%.
Nine Months Ended March 31, 2026 Compared to Nine Months Ended March 31, 2025
License revenues increased by $10.8 million or 2.4% during the nine months ended March 31, 2026 as compared to the same period in the prior fiscal year; down 1.0% after factoring in the favourable impact of $15.2 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in EMEA of $16.7 million, partially offset by a decrease in Americas of $5.2 million and a decrease in Asia Pacific of $0.7 million.
During the first nine months of Fiscal 2026, we closed 162 license contracts greater than $0.5 million, of which 60 contracts were greater than $1.0 million, contributing $215.5 million of License revenues. This was compared to 150 license contracts greater than $0.5 million during the first nine months of Fiscal 2025, of which 58 contracts were greater than $1.0 million, contributing $163.2 million of License revenues.
Cost of License revenues increased by $0.6 million during the nine months ended March 31, 2026 as compared to the same period in the prior fiscal year. Overall, the gross margin percentage on License revenues remained stable at 95%.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2026	Change increase (decrease)	2025	2026	Change increase (decrease)	2025
Professional Service and Other Revenues:
Americas	$25,564	$(4,792)	$30,356	$79,354	$(18,052)	$97,406
EMEA	41,843	(1,758)	43,601	128,716	(6,080)	134,796
Asia Pacific	12,238	188	12,050	36,312	(847)	37,159
Total Professional Service and Other Revenues	79,645	(6,362)	86,007	244,382	(24,979)	269,361
Cost of Professional Service and Other Revenues	63,509	(1,978)	65,487	189,084	(11,359)	200,443
GAAP-based Professional Service and Other Gross Profit	$16,136	$(4,384)	$20,520	$55,298	$(13,620)	$68,918
GAAP-based Professional Service and Other Gross Margin %	20.3%		23.9%	22.6%		25.6%

% Professional Service and Other Revenues by Geography:
Americas	32.1%		35.3%	32.5%		36.2%
EMEA	52.5%		50.7%	52.7%		50.0%
Asia Pacific	15.4%		14.0%	14.8%		13.8%
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Professional service and other revenues decreased by $6.4 million or 7.4% during the three months ended March 31, 2026 as compared to the same period in the prior fiscal year; down 13.0% after factoring in the favourable impact of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $4.8 million and a decrease in EMEA of $1.8 million, partially offset by an increase in Asia Pacific of $0.2 million.
Cost of Professional service and other revenues decreased by $2.0 million during the three months ended March 31, 2026 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $2.1 million. Overall, the gross margin percentage on Professional service and other revenues decreased to 20% from 24%.

Nine Months Ended March 31, 2026 Compared to Nine Months Ended March 31, 2025
Professional service and other revenues decreased by $25.0 million or 9.3% during the nine months ended March 31, 2026, as compared to the same period in the prior fiscal year; down 12.8% after factoring in the favourable impact of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $18.1 million, a decrease in EMEA of $6.1 million and a decrease in Asia Pacific of $0.8 million.
Cost of Professional service and other revenues decreased by $11.4 million during the nine months ended March 31, 2026 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $12.5 million. Overall, the gross margin percentage on Professional service and other revenues decreased to 23% from 26%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2026	Change increase (decrease)	2025	2026	Change increase (decrease)	2025
Amortization of acquired technology-based intangible assets	$43,322	$(3,877)	$47,199	$131,730	$(9,916)	$141,646
Amortization of acquired technology-based intangible assets decreased during the three months ended March 31, 2026 by $3.9 million as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to technology-based intangible assets from previous acquisitions becoming fully amortized and a reduction in amortization related to the proposed divestiture of the Vertica business.
Amortization of acquired technology-based intangible assets decreased during the nine months ended March 31, 2026 by $9.9 million as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to technology-based intangible assets from previous acquisitions becoming fully amortized and a reduction in amortization related to the proposed divestiture of the Vertica business.
Operating Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2026	Change increase (decrease)	2025	2026	Change increase (decrease)	2025
Research and development	$171,166	$(26,167)	$197,333	$498,603	$(70,150)	$568,753
Sales and marketing	282,624	22,522	260,102	827,674	47,761	779,913
General and administrative	108,667	(7,051)	115,718	324,541	2,737	321,804
Depreciation	34,311	1,837	32,474	105,499	8,975	96,524
Amortization of acquired customer-based intangible assets	65,408	(14,275)	79,683	223,614	(18,621)	242,235
Special charges (recoveries)	73,884	70,030	3,854	114,141	47,913	66,228
Total operating expenses	$736,060	$46,896	$689,164	$2,094,072	$18,615	$2,075,457

% of Total Revenues:
Research and development	13.3%		15.7%	12.8%		14.7%
Sales and marketing	22.0%		20.7%	21.2%		20.2%
General and administrative	8.5%		9.2%	8.3%		8.3%
Depreciation	2.7%		2.6%	2.7%		2.5%
Amortization of acquired customer-based intangible assets	5.1%		6.4%	5.7%		6.3%
Special charges (recoveries)	5.8%		0.3%	2.9%		1.7%

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

	Change between Three Months Ended March 31, 2026 and 2025	Change between Nine Months Ended March 31, 2026 and 2025
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$(20,183)	$(49,693)
Contract labour and consulting	(1,499)	(5,264)
Share-based compensation	(2,717)	(10,092)
Travel and communication	(537)	(1,116)
Facilities	(852)	(3,947)
Other miscellaneous	(379)	(38)
Total change in research and development expenses	$(26,167)	$(70,150)
Research and development expenses decreased by $26.2 million during the three months ended March 31, 2026 as compared to the same period in the prior fiscal year, primarily from restructuring and other cost savings initiatives. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $20.2 million, share-based compensation expense decreased by $2.7 million and contract labour and consulting decreased by $1.5 million. Overall, our research and development expenses, as a percentage of total revenues, decreased to 13% from 16% in the same period in the prior fiscal year.
Research and development expenses decreased by $70.2 million during the nine months ended March 31, 2026 as compared to the same period in the prior fiscal year, primarily from restructuring and other cost savings initiatives. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $49.7 million, share-based compensation expense decreased by $10.1 million, contract labour and consulting decreased by $5.3 million, and facility-related expenses decreased by $3.9 million. Overall, our research and development expenses, as a percentage of total revenues, decreased to 13% from 15% in the same period in the prior fiscal year.
Our research and development labour resources decreased by 759 employees, from 7,372 employees at March 31, 2025 to 6,613 employees at March 31, 2026.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Three Months Ended March 31, 2026 and 2025	Change between Nine Months Ended March 31, 2026 and 2025
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$16,124	$45,923
Commissions	8,127	16,341
Contract labour and consulting	(492)	(1,452)
Share-based compensation	(144)	(5,949)
Travel and communication	2,719	5,678
Marketing expenses	(355)	(2,140)
Facilities	(1,863)	(4,973)
Credit loss expense	232	(1,535)
Other miscellaneous	(1,826)	(4,132)
Total change in sales and marketing expenses	$22,522	$47,761
Sales and marketing expenses increased by $22.5 million during the three months ended March 31, 2026 as compared to the same period in the prior fiscal year, primarily from higher sales and marketing headcount. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $16.1 million, commissions increased by $8.1 million and travel and communication expenses increased by $2.7 million, partially offset by decreases in facility-related expenses of $1.9 million and other miscellaneous costs of $1.8 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 22% compared to 21% for the same period in the prior fiscal year.
Sales and marketing expenses increased by $47.8 million during the nine months ended March 31, 2026 as compared to the same period in the prior fiscal year, primarily from higher sales and marketing headcount. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $45.9 million, commissions increased by $16.3 million and travel and communication expenses increased by $5.7 million. These increases were partially offset by decreases in share-based compensation expense of $5.9 million, and facility-related expenses of $5.0 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 21% compared to 20% in the same period in the prior fiscal year.
Our sales and marketing labour resources increased by 25 employees, from 4,034 employees at March 31, 2025 to 4,059 employees at March 31, 2026.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Three Months Ended March 31, 2026 and 2025	Change between Nine Months Ended March 31, 2026 and 2025
(In thousands)	increase (decrease)	increase (decrease)
Payroll and payroll-related benefits	$(5,629)	$(11,984)
Contract labour and consulting	2,079	13,620
Share-based compensation	649	(3,933)
Travel and communication	(358)	(2,056)
Facilities	(121)	9,765
Other miscellaneous	(3,671)	(2,675)
Total change in general and administrative expenses	$(7,051)	$2,737
General and administrative expenses decreased by $7.1 million during the three months ended March 31, 2026 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentive decreased by $5.6 million and other miscellaneous costs, which include professional fees such as legal, audit and tax related expenses, decreased by $3.7 million, partially offset by increased contract labour and consulting expenses of $2.1 million. Overall, general and administrative expenses, as a percentage of total revenues, decreased to 8% compared to 9% for the same period in the prior fiscal year.
General and administrative expenses increased by $2.7 million during the nine months ended March 31, 2026 as compared to the same period in the prior fiscal year. Contract labour and consulting expenses increased by $13.6 million and facility-related expenses increased by $9.8 million. These increases were partially offset by decreases in payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives of $12.0 million, share-based compensation of $3.9 million and travel and communication expenses of $2.1 million. Overall, general and administrative expenses, as a percentage of total revenues, remained stable at 8%, compared to the same period in the prior fiscal year.
Our general and administrative labour resources decreased by 308 employees, from 3,007 employees at March 31, 2025 to 2,699 employees at March 31, 2026.
Depreciation expenses:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2026	Change increase (decrease)	2025	2026	Change increase (decrease)	2025
Depreciation	$34,311	$1,837	$32,474	$105,499	$8,975	$96,524
Depreciation expenses increased during the three months ended March 31, 2026 by $1.8 million as compared to the same period in the prior fiscal year. Depreciation expenses, as a percentage of total revenue, remained stable for the three months ended March 31, 2026 at 3% as compared to the same period in the prior fiscal year.
Depreciation expenses increased during the nine months ended March 31, 2026 by $9.0 million compared to the same period in the prior fiscal year. Depreciation expenses, as a percentage of total revenue, remained stable for the nine months ended March 31, 2026 at 3% as compared to the same period in the prior fiscal year.
Amortization of acquired customer-based intangible assets:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2026	Change increase (decrease)	2025	2026	Change increase (decrease)	2025
Amortization of acquired customer-based intangible assets	$65,408	$(14,275)	$79,683	$223,614	$(18,621)	$242,235

Amortization of acquired customer-based intangible assets decreased during the three months ended March 31, 2026 by $14.3 million, as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to customer-based intangible assets from previous acquisitions becoming fully amortized and a reduction in amortization related to the proposed divestiture of the Vertica business.
Amortization of acquired customer-based intangible assets decreased during the nine months ended March 31, 2026 by $18.6 million, as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to customer-based intangible assets from previous acquisitions becoming fully amortized and a reduction in amortization related to the proposed divestiture of the Vertica business.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2026	Change increase (decrease)	2025	2026	Change increase (decrease)	2025
Special charges (recoveries)	$73,884	$70,030	$3,854	$114,141	$47,913	$66,228
Special charges (recoveries) increased by $70.0 million during the three months ended March 31, 2026, as compared to the same period in the prior fiscal year. This was primarily due to an increase in restructuring costs related to Business Optimization initiatives of $58.3 million and an increase in divestiture costs of $9.7 million, as compared to the same period in the prior fiscal year.
Special charges (recoveries) increased by $47.9 million during the nine months ended March 31, 2026 as compared to the same period in the prior fiscal year. This was primarily due to an increase in restructuring costs of $31.6 million primarily related to the timing of Business Optimization initiatives, an increase in divestiture costs of $9.5 million and an increase in other miscellaneous charges of $6.6 million, as compared to the same period in the prior fiscal year.
For more details on Special charges (recoveries), see Note 16 “Special Charges (Recoveries)” to our Condensed Consolidated Financial Statements.

Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2026	Change increase (decrease)	2025	2026	Change increase (decrease)	2025
Foreign exchange gains (losses)	$7,168	$15,437	$(8,269)	$(12,739)	$(18,630)	$5,891
Unrealized gains (losses) on derivatives not designated as hedges (1)	14,513	24,349	(9,836)	25,262	14,484	10,778
Realized losses on derivatives not designated as hedges (2)	—	10,380	(10,380)	—	10,380	(10,380)
OpenText share in net income (loss) of equity investees (3)	16	(1,628)	1,644	7,649	4,012	3,637
Gain on divestitures (4)	64,311	64,311	—	64,311	68,486	(4,175)
Loss on debt extinguishment (5)	(5,301)	(5,301)	—	(5,301)	(5,301)	—
Other miscellaneous income (expense)	(476)	(739)	263	1,005	374	631
Total other income (expense), net	$80,231	$106,809	$(26,578)	$80,187	$73,805	$6,382
__________________________
(1)Represents the unrealized gains (losses) on our derivatives not designated as hedges (see Note 15 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for more details).
(2)Represents the realized gains (losses) on our derivatives not designated as hedges (see Note 15 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for more details).
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
(4)For the three and nine months ended March 31, 2026, the gain related to the eDOCS divestiture. For the nine months ended March 31, 2025 the adjustment to the gain represents the final settlement of working capital and other adjustments related to the AMC Divestiture. (see Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details).
(5)During the three and nine months ended March 31, 2026, we recognized a loss on debt extinguishment of $5.3 million related to the acceleration and recognition of unamortized debt discount and issuance costs resulting from the prepayments of $163.0 million of the Acquisition Term Loan in Fiscal 2026.
Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2026	Change increase (decrease)	2025	2026	Change increase (decrease)	2025
Interest expense related to total outstanding debt (1)	$78,359	$(5,881)	$84,240	$245,896	$(21,028)	$266,924
Interest income	(10,916)	994	(11,910)	(31,667)	6,704	(38,371)
Other miscellaneous expense (2)	6,966	480	6,486	20,521	2,361	18,160
Total interest and other related expense, net	$74,409	$(4,407)	$78,816	$234,750	$(11,963)	$246,713
__________________________
(1)For more details, see Note 9 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
(2)Other miscellaneous expense primarily consists of the amortization of debt discount and the debt issuance costs. For more details, see Note 9 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Provision for Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2026	Change increase (decrease)	2025	2026	Change increase (decrease)	2025
Provision for income taxes	$34,282	$23,440	$10,842	$120,815	$57,197	$63,618
The Company’s effective tax rates for the three and nine months ended March 31, 2026 were 16.6% and 19.9%, respectively. The Company’s effective tax rates for the three and nine months ended March 31, 2025 were 10.5% and 13.5%, respectively. The effective tax rate increased year over year primarily related to reduced releases in unrecognized tax benefits, and a reduction in research and development credits in the three and nine months ended March 31, 2026 as compared to the three and nine months ended March 31, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S., introducing amendments to U.S. tax laws with various effective dates. Key income tax-related provisions of the OBBBA include provisions related to bonus depreciation, research and development expenditures, interest expense deductibility and revisions to international tax regimes. The changes had an immaterial impact to the Company’s effective tax rate for the three and nine months ended March 31, 2026.
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
Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2026
(In thousands, except for per share data)

	Three Months Ended March 31, 2026
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$177,360		$(1,473)	(1)	$175,887
Customer support	56,064		(789)	(1)	55,275
Professional service and other	63,509		(654)	(1)	62,855
Amortization of acquired technology-based intangible assets	43,322		(43,322)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	937,273	73.1%	46,238	(3)	983,511	76.7%
Operating expenses
Research and development	171,166		(2,786)	(1)	168,380
Sales and marketing	282,624		(8,323)	(1)	274,301
General and administrative	108,667		(5,852)	(1)	102,815
Amortization of acquired customer-based intangible assets	65,408		(65,408)	(2)	—
Special charges (recoveries)	73,884		(73,884)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	201,213		202,491	(5)	403,704
Other income (expense), net	80,231		(80,231)	(6)	—
Provision for income taxes	34,282		44,749	(7)	79,031
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	172,652		77,511	(8)	250,163
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.70		$0.31	(8)	$1.01
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 17% and a Non-GAAP-based tax rate of approximately 24%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Beginning in Fiscal 2025, net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 have been fully utilized and are no longer included. In arriving at our Non-GAAP-based tax rate of approximately 24%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended March 31, 2026
		Per share diluted
GAAP-based net income, attributable to OpenText	$172,652	$0.70
Add:
Amortization	108,730	0.43
Share-based compensation	19,877	0.08
Special charges (recoveries)	73,884	0.30
Other (income) expense, net	(80,231)	(0.32)
GAAP-based provision for income taxes	34,282	0.14
Non-GAAP-based provision for income taxes	(79,031)	(0.32)
Non-GAAP-based net income, attributable to OpenText	$250,163	$1.01
Reconciliation of Adjusted EBITDA

Three Months Ended March 31, 2026
GAAP-based net income, attributable to OpenText	$172,652
Add:
Provision for income taxes	34,282
Interest and other related expense, net	74,409
Amortization of acquired technology-based intangible assets	43,322
Amortization of acquired customer-based intangible assets	65,408
Depreciation	34,311
Share-based compensation	19,877
Special charges (recoveries)	73,884
Other (income) expense, net	(80,231)
Adjusted EBITDA	$437,914

GAAP-based net income margin	13.5%
Adjusted EBITDA margin	34.1%
Reconciliation of Free Cash Flows

Three Months Ended March 31, 2026
GAAP-based cash flows provided by operating activities	$354,593
Add:
Capital expenditures	(49,720)
Free cash flows	$304,873

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
(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended March 31, 2025
		Per share diluted
GAAP-based net income, attributable to OpenText	$92,805	$0.35
Add:
Amortization	126,882	0.49
Share-based compensation	23,000	0.09
Special charges (recoveries)	3,854	0.01
Other (income) expense, net	26,578	0.10
GAAP-based provision for income taxes	10,842	0.04
Non-GAAP-based provision for income taxes	(68,162)	(0.26)
Non-GAAP-based net income, attributable to OpenText	$215,799	$0.82
Reconciliation of Adjusted EBITDA

Three Months Ended March 31, 2025
GAAP-based net income, attributable to OpenText	$92,805
Add:
Provision for income taxes	10,842
Interest and other related expense, net	78,816
Amortization of acquired technology-based intangible assets	47,199
Amortization of acquired customer-based intangible assets	79,683
Depreciation	32,474
Share-based compensation	23,000
Special charges (recoveries)	3,854
Other (income) expense, net	26,578
Adjusted EBITDA	$395,251

GAAP-based net income margin	7.4%
Adjusted EBITDA margin	31.5%
Reconciliation of Free Cash Flows

Three Months Ended March 31, 2025
GAAP-based cash flows provided by operating activities	$402,241
Add:
Capital expenditures	(28,412)
Free cash flows	$373,829

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2026
(In thousands, except for per share data)

	Nine Months Ended March 31, 2026
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$519,829		$(4,819)	(1)	$515,010
Customer support	178,625		(2,929)	(1)	175,696
Professional service and other	189,084		(1,975)	(1)	187,109
Amortization of acquired technology-based intangible assets	131,730		(131,730)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	2,856,989	73.3%	141,453	(3)	2,998,442	76.9%
Operating expenses
Research and development	498,603		(11,234)	(1)	487,369
Sales and marketing	827,674		(23,056)	(1)	804,618
General and administrative	324,541		(14,777)	(1)	309,764
Amortization of acquired customer-based intangible assets	223,614		(223,614)	(2)	—
Special charges (recoveries)	114,141		(114,141)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	762,917		528,275	(5)	1,291,192
Other income (expense), net	80,187		(80,187)	(6)	—
Provision for income taxes	120,815		132,731	(7)	253,546
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	487,359		315,357	(8)	802,716
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$1.94		$1.25	(8)	$3.19
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 20% and a Non-GAAP-based tax rate of approximately 24%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Beginning in Fiscal 2025, net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 have been fully utilized and are no longer included. In arriving at our Non-GAAP-based tax rate of approximately 24%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2026
		Per share diluted
GAAP-based net income, attributable to OpenText	$487,359	$1.94
Add:
Amortization	355,344	1.41
Share-based compensation	58,790	0.23
Special charges (recoveries)	114,141	0.46
Other (income) expense, net	(80,187)	(0.32)
GAAP-based provision for income taxes	120,815	0.48
Non-GAAP-based provision for income taxes	(253,546)	(1.01)
Non-GAAP-based net income, attributable to OpenText	$802,716	$3.19
Reconciliation of Adjusted EBITDA

Nine Months Ended March 31, 2026
GAAP-based net income, attributable to OpenText	$487,359
Add:
Provision for income taxes	120,815
Interest and other related expense, net	234,750
Amortization of acquired technology-based intangible assets	131,730
Amortization of acquired customer-based intangible assets	223,614
Depreciation	105,499
Share-based compensation	58,790
Special charges (recoveries)	114,141
Other (income) expense, net	(80,187)
Adjusted EBITDA	$1,396,511

GAAP-based net income margin	12.5%
Adjusted EBITDA margin	35.8%
Reconciliation of Free Cash Flows

Nine Months Ended March 31, 2026
GAAP-based cash flows provided by operating activities	$821,015
Add:
Capital expenditures	(135,469)
Free cash flows	$685,546

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

(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Nine Months Ended March 31, 2025
		Per share diluted
GAAP-based net income, attributable to OpenText	$407,035	$1.53
Add:
Amortization	383,881	1.45
Share-based compensation	82,919	0.31
Special charges (recoveries)	66,228	0.25
Other (income) expense, net	(6,382)	(0.02)
GAAP-based provision for income taxes	63,618	0.24
Non-GAAP-based provision for income taxes	(239,386)	(0.90)
Non-GAAP-based net income, attributable to OpenText	$757,913	$2.85
Reconciliation of Adjusted EBITDA

Nine Months Ended March 31, 2025
GAAP-based net income, attributable to OpenText	$407,035
Add:
Provision for income taxes	63,618
Interest and other related expense, net	246,713
Amortization of acquired technology-based intangible assets	141,646
Amortization of acquired customer-based intangible assets	242,235
Depreciation	96,524
Share-based compensation	82,919
Special charges (recoveries)	66,228
Other (income) expense, net	(6,382)
Adjusted EBITDA	$1,340,536

GAAP-based net income margin	10.6%
Adjusted EBITDA margin	34.7%
Reconciliation of Free Cash Flows

Nine Months Ended March 31, 2025
GAAP-based cash flows provided by operating activities	$672,427
Add:
Capital expenditures	(108,997)
Free cash flows	$563,430

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of March 31, 2026	Change increase (decrease)	As of June 30, 2025
Cash and cash equivalents	$1,254,144	$97,648	$1,156,496
Restricted cash (1)	1,240	(370)	1,610
Total cash, cash equivalents and restricted cash	$1,255,384	$97,278	$1,158,106
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (see Note 7 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).

	Nine Months Ended March 31,
(In thousands)	2026	Change	2025
Cash provided by operating activities	$821,015	$148,588	$672,427
Cash provided by (used in) investing activities	28,047	147,470	(119,423)
Cash used in financing activities	(749,449)	(188,680)	(560,769)
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
Cash flows from operating activities
Cash flows from operating activities increased by $148.6 million during the nine months ended March 31, 2026, as compared to the same period in the prior fiscal year principally related to an increase in net changes from working capital of $121.2 million primarily from the one-time tax payments made in the prior year related to the AMC Divestiture, and an increase in net income after the impact of non-cash items of $27.3 million.
During the third quarter of Fiscal 2026 we had a days sales outstanding (DSO) of 45 days, as compared to our DSO of 43 days during the third quarter of Fiscal 2025. The per day impact of our DSO in the third quarter of Fiscal 2026 and Fiscal 2025 on our cash flows was $14.1 million and $13.9 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the customer.
Cash flows from investing activities
Cash flows from investing activities are primarily on account of acquisitions and additions of property and equipment.
Cash flows provided by investing activities increased by $147.5 million during the nine months ended March 31, 2026, as compared to the same period in the prior fiscal year, primarily due to cash consideration received from the eDOCS divestiture during Fiscal 2026 of $162.9 million, a payment of $11.7 million made in the prior year related to working capital net settlement on the AMC Divestiture and a payment of $10.4 million related to the termination of certain of our outstanding 5-year EUR/USD cross currency swaps in the prior year, partially offset by increased additions for property and equipment of $26.5 million and a decrease in proceeds from other investing activities of $11.0 million.
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

Cash flows used in financing activities increased by $188.7 million during the nine months ended March 31, 2026 as compared to the same period in the prior fiscal year. This is primarily due to the net impact of the following activities:
(i)$163.0 million increases in prepayments of long-term debt, and
(ii)$67.8 million related to a net increase in cash used in the repurchases of Common Shares and treasury stock.
The increases in cash flows used in financing activities above were partially offset by the following decreases:
(i)$23.5 million related to higher proceeds from the issuance of Common Shares upon the exercise of options under the ESPP, and
(ii)$16.6 million net change in TSA obligations driven by cash collections on behalf of Rocket Software related to certain transition services performed by the Company related to the AMC Divestiture. All transition services pursuant to the TSA with Rocket Software were completed as of June 30, 2025.
Cash Dividends
During the three and nine months ended March 31, 2026, we declared and paid cash dividends of $0.275 and $0.825 per Common Share, respectively, in the aggregate amount of $66.3 million and $203.0 million, respectively (three and nine months ended March 31, 2025—$0.2625 and $0.7875 per Common Share, respectively, in the aggregate amount of $67.9 million and $205.3 million, respectively).
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
Senior Notes
As of March 31, 2026, we had senior debt outstanding, with maturities starting in 2027 and extending through 2031, with a total carrying value of $4.3 billion. The senior notes bear interest at rates between 3.875% and 6.90%, in each case payable semi-annually in arrears. Our senior secured notes due 2027 are guaranteed by certain of the Company’s subsidiaries and are secured with the same priority as the Company’s senior credit facilities.
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
On January 15, 2026, we used the proceeds from the eDOCS divestiture to prepay $163.0 million of our aggregate outstanding principal balance on the Acquisition Term Loan. See Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details on the eDOCS divestiture.
Revolver
On December 19, 2023, we amended our $750 million committed revolving credit facility (the Revolver) to, among other things, extend the Revolver’s maturity date to December 19, 2028. There were no outstanding borrowings under the Revolver as of March 31, 2026. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with the Acquisition Term Loan and our senior secured notes due 2027. Borrowings under the Revolver currently bear interest per annum at a floating rate of interest equal to Term SOFR (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%.
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
On August 6, 2025, the Company renewed its share repurchase plan, pursuant to which we may purchase for cancellation, from time to time over the 12-month period commencing on August 12, 2025 until August 11, 2026, if considered advisable, up to an aggregate of $300 million of our Common Shares in open market transactions on the TSX (as part of the Fiscal 2026 NCIB, as defined below), the NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the Fiscal 2026 Repurchase Plan). On February 10, 2026, we increased the authorized limit of the Fiscal 2026 Repurchase Plan by $200 million to $500 million. The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2026 Repurchase Plan will be effected in accordance with Rule 10b-18 under the Exchange Act and includes a normal course issuer bid to provide means to execute purchases over the TSX. Further, as part of the renewal of the Fiscal 2026 NCIB (as defined below), the Company established an automatic share repurchase plan (ASPP) with its broker to facilitate repurchases of the Common Shares. Under the terms of the ASPP, the Company’s broker is permitted to make purchases at its sole discretion based on parameters set by the Company in accordance with TSX rules, applicable law and the terms of the ASPP, during periods when the Company would ordinarily not be permitted to make purchases, whether due to regulatory restriction or customary self-imposed blackout periods. Outside of such periods, Common Shares can be purchased based on management’s discretion, in compliance with TSX rules and applicable law. All purchases of Common Shares made under the ASPP are included in determining the number of Common Shares purchased under the NCIB.
During the three and nine months ended March 31, 2026, we repurchased and cancelled 9,679,300 and 14,225,223 Common Shares for $251.7 million and $403.9 million, respectively, inclusive of 2% Canadian excise taxes recorded (three and nine months ended March 31, 2025, 4,350,716 and 9,212,818 Common Shares, respectively, for $116.7 million and $270.3 million, respectively, inclusive of 2% Canadian excise taxes recorded).
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

Commitments and Contractual Obligations
As of March 31, 2026, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	April 1, 2026 - June 30, 2026	July 1, 2026 - June 30, 2028	July 1, 2028 - June 30, 2030	July 1, 2030 and beyond
Long-term debt obligations (1)	$7,352,211	$100,692	$2,554,000	$4,007,300	$690,219
Operating lease obligations (2)	225,815	19,948	116,715	56,026	33,126
Finance lease obligations (3)	919	460	459	—	—
Purchase obligations for contracts not accounted for as lease obligations	183,456	77,776	105,680	—	—
	$7,762,401	$198,876	$2,776,854	$4,063,326	$723,345
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
See Note 12 “Guarantees and Contingencies” to our Condensed Consolidated Financial Statements for more details.
Litigation
We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant legal matter and evaluate such matters to determine how they should be treated for accounting and disclosure purposes in accordance with the requirements of ASC Topic 450-20 “Loss Contingencies” (Topic 450-20).
See Note 12 “Guarantees and Contingencies” to our Condensed Consolidated Financial Statements for more details.
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
The CRA has audited Fiscal 2017, Fiscal 2018, Fiscal 2019, Fiscal 2020 and Fiscal 2021 on a basis that we strongly disagree with and are contesting. The CRA issued notices of reassessment in respect of Fiscal 2017 through Fiscal 2021 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. We have filed notices of objection to the reassessments for each of these years. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2021 and intend to vigorously defend our original filing position.

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
See Note 12 “Guarantees and Contingencies” to our Condensed Consolidated Financial Statements for more details.
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
As of March 31, 2026, we had an outstanding balance of $1.995 billion under the Acquisition Term Loan. Borrowings under the Acquisition Term Loan bear a floating interest rate of 1.75% plus Term SOFR (as defined in the Acquisition Term Loan). As of March 31, 2026, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on the Acquisition Term Loan by approximately $20.0 million, assuming that the loan balance as of March 31, 2026 is outstanding for the entire period (June 30, 2025—$21.9 million).
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
We have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the CAD foreign exchange forward contracts outstanding as of March 31, 2026, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark-to-market valuation on our existing foreign exchange forward contracts (June 30, 2025—$0.7 million).
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
Based on the 5-year EUR/USD cross currency swaps outstanding as of March 31, 2026, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $5.7 million in the mark-to-market valuation on our existing cross currency swap (June 30, 2025—$5.9 million).
Based on the 7-year EUR/USD cross currency swaps outstanding as of March 31, 2026, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.5 million in the mark-to-market valuation on our existing cross currency swaps (June 30, 2025—$7.7 million).

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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of March 31, 2026 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at March 31, 2026	U.S. Dollar Equivalent at June 30, 2025
Euro	$245,143	$266,726
British Pound	139,909	153,293
Indian Rupee	148,213	104,609
Swiss Franc	34,223	38,555
Other foreign currencies	150,235	157,294
Total cash and cash equivalents denominated in foreign currencies	717,723	720,477
U.S. Dollar	536,421	436,019
Total cash and cash equivalents	$1,254,144	$1,156,496
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $71.8 million (June 30, 2025—$72.0 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk.”
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2026

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2026 through January 31, 2026	1,306,900	$30.41	1,306,900	19,910,856
February 1, 2026 through February 28, 2026	5,172,400	24.52	5,172,400	14,738,456
March 1, 2026 through March 31, 2026	3,200,000	25.11	3,200,000	11,538,456
Total	9,679,300	$25.51	9,679,300	11,538,456
______________________
(1)Excludes 2% Canadian excise taxes recorded related to repurchases under the Fiscal 2026 Repurchase Plans. See Note 11 “Equity and Share-based Compensation” for more details.
(2)On August 6, 2025, the Company renewed its share repurchase plan, pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 12, 2025 until August 11, 2026, if considered advisable, up to an aggregate of $300 million of our common shares. On February 10, 2026, we increased the authorized limit of such share repurchase plan by $200 million to $500 million. The share repurchase plan authorized in Fiscal 2026 is subject to an aggregate limit of 24,906,456.
Item 5. Other Information
During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

OPEN TEXT CORPORATION

Date:	May 7, 2026

		By:	/s/ AYMAN ANTOUN
Ayman Antoun Chief Executive Officer (Principal Executive Officer)
/s/ STEVE RAI
Steve Rai Executive Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ COSMIN BALOTA
Cosmin Balota Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)