Form 10-K
period 2026-06-30
OPEN TEXT CORP
filed 2026-08-06
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2025, the end of the registrant’s most recently completed second fiscal quarter, was approximately $8.1 billion. As of July 31, 2026, there were 242,126,739 outstanding Common Shares of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
None.

OPEN TEXT CORPORATION

Part I
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements or information (forward-looking statements) within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), Section 27A of the U.S. Securities Act of 1933, as amended (the Securities Act), and other applicable securities laws of the United States and Canada, and is subject to the safe harbors created by those provisions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. The forward-looking statements contained in this report are based on certain assumptions including the following: (i) the evolving adoption of artificial intelligence (AI)-enabled technologies by our clients and the level of demand for our products and solutions; (ii) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (iii) our continued operation of a secure and reliable business network; (iv) the stability of general political, economic and market conditions, including any potential recession and current or threatened tariffs or trade restrictions; (v) our ability to manage inflation, including increased labour costs associated with attracting and retaining employees and higher interest rates; (vi) our continued ability to manage certain foreign currency risk through hedging; (vii) equity and debt markets continuing to provide us with access to capital; (viii) our continued ability to identify, source and finance attractive and executable business combination opportunities, as well as our ability to continue to successfully integrate any such opportunities, including in accordance with the expected timeframe and/or cost budget for such integration; (ix) our continued ability to avoid infringing third-party intellectual property rights; and (x) our ability to successfully implement our restructuring plans. Management’s estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct.
These forward-looking statements involve known and unknown risks as well as uncertainties, which include (i) the impact of the Russia-Ukraine and Middle East conflicts and other geopolitical disputes on our business; and (ii) those discussed herein and in the Notes to Consolidated Financial Statements for the year ended June 30, 2026, which are set forth in Part II, Item 8 of this Annual Report on Form 10-K. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management's current expectations and projections about future results only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors”, and forward-looking statements set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K as well as other documents we file from time to time with the United States Securities and Exchange Commission (the SEC) and Canadian securities regulators. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K because these forward-looking statements are relevant only as of the date they were made.
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
Risks Related to our Business and Industry
•If we do not continue to develop technologically advanced products that successfully integrate with the software products and enhancements used by our clients, future revenues and our operating results may be negatively affected.
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
•Our software products rely on the stability of third-party software, cloud infrastructure and platforms that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business.
•Risks associated with the evolving use of the Internet and AI, including changing standards, competition and regulation and associated compliance efforts, may adversely impact our business.
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
•Current and future competitors could have a significant impact on our ability to generate future revenues and profits, including through the use of AI and other emerging technologies.
•The length of our sales cycle can fluctuate significantly, which could result in significant fluctuations in revenues being recognized from quarter to quarter.
•Our existing clients might cancel contracts with us, fail to renew contracts on their renewal dates and/or fail to purchase additional services and products, and we may be unable to attract new clients, which could adversely affect our operating results.
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
•Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine and Middle East conflicts have affected and may continue to affect our business.
•Our global operations expose us to risks associated with an evolving international trade and tariff environment, which may adversely affect our business, financial condition, and results of operations.
•The restructuring of certain of our operations may be ineffective, may adversely affect our business and our finances, and we may incur additional restructuring charges in connection with such actions, and our enterprise assessment may not achieve its intended objectives.
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
•Our use of a mixed workforce model, including remote, hybrid and in-office employees, and changes to our in-office requirements, subject us to operational challenges and risks, including risks to employee retention and morale.
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
•As part of the ongoing audit of our Canadian tax returns by the Canada Revenue Agency (CRA), we have received notices of, and are appealing, reassessments for Fiscal 2012 through Fiscal 2021. An adverse outcome of these ongoing audits could have a material adverse effect on our financial position and results of operations.
•Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, may adversely impact our business.
•Certain of our products may be perceived as, or determined by the courts to be, a violation of privacy rights and related laws. Any such perception or determination could adversely affect our revenues and results of operations.
•AI and other machine learning technology is being integrated into some of our products, systems or solutions, which could present risks and challenges to our business, and rapid advances in AI could intensify competitive pressures, accelerate technological change and reduce demand for certain of our existing offerings.
Risks Related to our Financial Condition
•We may not generate sufficient cash flow to satisfy our unfunded pension obligations.
•Fluctuations in foreign currency exchange rates could materially affect our financial results.
•Our indebtedness could limit our operations and opportunities.
Risks Related to Ownership of our Common Shares
•Our revenues and operating results are likely to fluctuate, which could materially impact the market price of our Common Shares.
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

Item 1. Business
About OpenText
Incorporated in 1991, OpenText is a leading provider of data management for enterprise AI. We are Canadian in our roots and global in our reach. We provide the secure data foundation in the AI stack, the trusted context that makes credible AI outcomes possible. We give clients the choice to transform and operate at their best: deployment on-premise or in the cloud, with the type of cloud they need, public, private or sovereign, and to integrate with any enterprise-grade language model. We operate across the private, public, and highly regulated sectors including retail, financial services, government, manufacturing, healthcare, energy, and logistics.
As enterprise adoption of AI continues to evolve, organizations increasingly require trusted, governed enterprise data to deploy AI effectively. OpenText’s products and solutions build on the Company’s longstanding data management capabilities to help clients meet those evolving requirements. Our products and solutions are a critical layer in the AI stack that connect enterprise data to AI for trusted outcomes. OpenText’s data management products and solutions manage and govern the creation, capture, use, analysis, and lifecycle of structured and unstructured enterprise data. We help organizations manage and integrate their data, unlocking its value for trusted AI results, while meeting privacy and compliance requirements, so clients can move confidently from AI experimentation to enterprise-scale AI adoption. To accelerate agentic AI and business transformation, OpenText enables clients to deploy in the cloud of their choice, with the AI model that best meets business, security, and regulatory obligations.
Our AI-first solutions are available across a combination of private, public and sovereign cloud, managed cloud services, Application Programming Interface (API) and on-premise environments. This deployment flexibility enables organizations to operate across hybrid and multi-cloud environments while meeting operational, security, and regulatory obligations. By supporting clients wherever they are in their AI journey, we aim to build long-term, high-value client relationships. Our investments in research and development (R&D) drive ongoing innovation in AI, cloud, and cybersecurity, seeking to increase the value of our offerings to our existing and prospective client base, which includes global enterprises, small and medium-sized businesses (SMBs), regulated industries, governments, and other clients around the world.
OpenText Strategy
We are a leading provider of secure data context for enterprise AI. Our products and solutions portfolio provide the secure data foundation in the AI stack, the trusted context that makes credible AI outcomes possible. Our strategy is centered around disciplined execution and capital allocation that we expect will return the business to organic and sustainable revenue growth on a constant currency basis. One common purpose unites OpenText colleagues around the world: client success. Each OpenText employee is accountable for it, whether directly or in support of those who are. Client success is OpenText’s growth.
Our strategy is built on four strategic pillars: grow the current client base, acquire new clients, drive disciplined execution, and innovate with purpose.
■Grow Current Client Base
•Cross-sell the full OpenText portfolio across accounts via our new “One OpenText” go-to-market model, which aligns client coverage by geographic market, provides clients with a single accountable point of contact and brings together the full breadth of our portfolio, specialist expertise and partner ecosystem.
•Expand installed-base adoption by accelerating cloud migration.
■New Client Acquisition
•Accelerate mid-market client acquisition through OpenText's partner ecosystem.
•Deepen ties with hyperscalers, global and regional systems integrators and independent software vendors (ISVs) to expand reach and drive innovation.
■Disciplined Execution
•Simplify operations for speed and accountability by pushing decisions closer to client-facing teams, including leaders in supporting markets.
•Apply consistent discipline to capital allocation, streamlined decision rights to best serve the clients, operating model, costs, and cloud migration.

•Regularly evaluate divestitures of our products and solutions portfolio that no longer align with our future growth strategy (see “Acquisitions and Divestitures During the Last Five Fiscal Years” below, and Note 19 “Acquisitions and Divestitures” to the Consolidated Financial Statements included in this Annual Report on Form 10-K).
■Innovation with Purpose
•Give clients flexibility to deploy across the clouds and AI language models that fit their needs.
•Differentiated investments that enable our clients’ success, focused on content management and business networks.
About OpenText Products and Solutions
OpenText provides data management solutions at scale to meet the demands and needs of a global market. Our offerings help organizations collect, connect, contextualize, protect, govern, use, and secure data across their operations. These products and solutions are fundamentally integrated into our clients’ operations and existing software systems to connect large digital supply chains, information technology (IT) service management ecosystems, application development and delivery workflows, and processes across industries operating in public, private, and regulated sectors.
Furthermore, we provide cybersecurity solutions designed to help organizations protect sensitive data, applications, and systems across complex hybrid environments. These security offerings protect, encrypt, detect, and respond to cyber threats, and include identity and access management, threat detection and response, data protection, and application security.
Enterprise data is an organization’s most valuable proprietary resource, generated by structured and unstructured sources including documents, files, emails, IT and application logs, invoices, and partner, supplier, and client interactions. The volume, variety, and velocity of this data require a scalable data management platform, like OpenText's, to handle large numbers of users, significant transaction volumes, security and operational digital signals, and global supply chain networks.
We make enterprise data more valuable by connecting it to AI and digital business processes, enriching it with insights, and protecting it throughout its lifecycle. By integrating diverse data into a governed, protected, and proprietary environment aligned with applicable security and governance requirements, our solutions provide the context needed to apply data for AI within workflows, applications, and automated processes. Ultimately, these capabilities enable enterprise data to serve as a trusted foundation for applications involving AI, such as emerging agent-based or automated decision-making technologies, including our complementary Aviator AI agents, described in this section.
OpenText Product Categories
OpenText is a comprehensive data management platform consisting of seven product categories including: Content, Business Network, IT Operations Management (ITOM), Cybersecurity (Enterprise), Cybersecurity (SMB & Consumer), Application Delivery Management (ADM), and Analytics.
Content
OpenText Content is our largest product category and includes content management, integration and intelligent automation capabilities. These products and solutions manage human-generated data by connecting content to digital business processes, reducing information silos, and providing secure and compliant access to structured and unstructured data. This product category is designed to improve productivity and insights while helping clients manage information-related risk.
Our Content portfolio manages the lifecycle, distribution, use and analysis of information across the organization, from capture to archiving and disposition. This includes content collaboration, intelligent capture, records management, e-signature, and archiving capabilities. These products and solutions are available on-premise, through a cloud provider selected by the client, as a subscription in the OpenText Cloud, in a hybrid environment, or as a managed service.
OpenText Content enables clients to capture data from physical and digital sources, and transform it into digital content that can be managed, governed and used across content management solutions, business processes, analytics applications and AI-enabled workflows. OpenText Content integrates with the applications that manage critical business processes, such as SAP® S/4HANA, SAP® SuccessFactors®, Salesforce®, Microsoft® Office

365® and other software systems and applications, establishing the foundation for intelligent business process and content workflow automation.
By connecting unstructured content with structured data workflows, these capabilities are designed to provide users with access to relevant content when needed, reduce errors, support business insight and increase efficiency.
Business Network
OpenText Business Network provides the foundation for digital supply chains and secure e-commerce ecosystems in the cloud. Business Network Cloud manages business-to-business data within the organization and outside the firewall, connecting people, systems and Internet of Things (IoT) devices at a global scale for clients to digitize and automate their procure-to-pay and order-to-cash processes.
For our clients, these products and solutions deliver streamlined connectivity, secure collaboration and real-time business intelligence in a single, unified platform. Organizations can use these offerings to build global and sustainable supply chains, rapidly onboard new trading partners, comply with regional mandates, assess their credit quality and ethics scores, provide electronic invoicing and remove information silos across ecosystems and the extended enterprise.
We enable supply chain optimization, digital business integration, data management, messaging, security, communications and secure data exchange across an increasingly complex network of on-premise and cloud applications, connected devices, systems and people.
IT Operations Management (ITOM)
OpenText ITOM helps clients manage machine generated data to increase service levels and improve experiences through the holistic management of IT assets and applications across all types of infrastructures and environments. ITOM includes IT service management and asset management capabilities that help automate IT support processes through our OpenText Service Management offering.
We enable AI operations management through network operations management (NOM), connected data management and observability through OpsBridge. We also help clients manage vulnerabilities and deploy patches across their IT environments through server and network automation. In addition, our universal discovery and automation tools are designed to manage distributed landscapes and help clients better manage cloud costs and carbon footprints.
Cybersecurity (Enterprise)
OpenText Cybersecurity (Enterprise) consists of a comprehensive portfolio of software solutions and services that enable large organizations to protect, detect, and respond to cyber threats across complex, hybrid IT environments. These capabilities are delivered primarily through an integrated platform that unifies security functions across identity, data, applications, and operations.
Core capabilities include threat detection and response, identity and access management, application security, data privacy and protection, security operations, digital forensics, and threat intelligence. Our Cybersecurity (Enterprise) products and solutions can be integrated with major technology ecosystems to support interoperability and reduce friction in a variety of environments.
At the infrastructure and application layer, OpenText Cybersecurity (Enterprise) products and solutions help detect issues and respond to and remediate threats. The full suite of capabilities includes Application Security (Fortify), Identity and Access Management (NetIQ), Email Encryption (Voltage), Security Information and Event Management (SIEM with ArcSight), Endpoint Detection Response (EDR), Network Detection Response (NDR), Managed Detection and Response (MDR), BrightCloud Threat Intelligence, and Digital Forensics & Incident Response. We deliver services, combining front-line experience with automation, AI technology and OpenText software, to help organizations detect threats in real time.
Cybersecurity (SMB & Consumer)
OpenText Cybersecurity (SMB & Consumer) consists of a portfolio of simplified, integrated security solutions designed for small and medium-sized businesses, managed service providers (MSPs), and individual consumers. These offerings prioritize ease of deployment, automation, and cost efficiency while providing multi-layered protection against cyber threats.

At the data layer, Cybersecurity (SMB & Consumer) helps clients be cyber-resilient with uninterrupted access and protection of business data against cyber threats. With Carbonite Endpoint, Carbonite Server, Carbonite Cloud-to-Cloud Backup and Information Archiving, clients have visibility across all endpoints, devices and networks, for proactive discovery of sensitive data, identification of threats and sound data collection for investigation. At the edge, these products and solutions help clients protect endpoints, virtual machine platforms and browsers from rising cyber-attacks. With Webroot Endpoint Protection, Webroot Domain Name System (DNS) protection, Email Security by Zix, Security Awareness Training, MDR and Threat Hunting, these security solutions are directed to SMB and consumers. We serve SMB together with its network of MSPs who help deploy OpenText products and solutions at scale.
The Cybersecurity SMB portfolio is primarily delivered through cloud-based deployments and is often distributed through a global network of MSPs. Through this partner network, we enable SMB clients with limited IT resources to implement cybersecurity capabilities without significant infrastructure investment.
Application Delivery Management (ADM)
OpenText ADM focuses on helping clients re-engineer processes and adapt to complex requirements in order to deliver client and employee applications. Our cloud ready solutions are designed to accelerate the development of case and process-driven applications with low-code, drag-and-drop components, reusable building blocks and pre-built accelerators.
OpenText ADM provides performance and functional testing, as well as application lifecycle management, with improved visibility across the application delivery process. In addition, the professional services team works with clients to simplify complex interactions among people, content, transactions and workflows across multiple systems of record to support a diverse range of use cases.
Within applications automation, we help clients move workloads into the cloud by integrating client applications that operate on mainframes and other legacy infrastructures. From mainframe development tools to host connectivity, these products and solutions are designed to deliver value in a fast-paced and evolving IT landscape. Clients can innovate with lower risk, by transforming core business applications, processes, and infrastructure from mainframe to cloud.
The ADM product category included the AMC business prior to the AMC Divestiture on May 1, 2024. During Fiscal 2024, the AMC business comprised approximately 45% of the ADM revenues. See Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details.
Analytics
OpenText Analytics products and solutions help organizations improve data strategy and data management through automation, high-speed data processing, visualization, and natural language capabilities. The Analytics portfolio includes data analytics, unstructured data analysis, and visualization capabilities that enable organizations to process and analyze data from multiple sources, generate insights, and apply those insights within business processes, workflows, and applications.
These capabilities can be deployed as comprehensive, end-to-end analytics solutions or as API components embedded in other original equipment manufacturer (OEM) solutions.
The Analytics product category included the eDOCS business prior to the eDOCS Divestiture (as defined below) on January 12, 2026, and the Vertica business prior to the Vertica Divestiture (as defined below) on May 11, 2026. During Fiscal 2026, the Vertica and eDOCS businesses comprised approximately 34% and 8%, respectively of Analytics. See Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details.
OpenText Aviator and AI
OpenText Aviator™ is a suite of business AI agents embedded across OpenText platforms, products, and solutions with enterprise-grade security, privacy, compliance, and data governance capabilities. Aviator agents operate as AI-powered assistants designed to support employees, automate knowledge-intensive tasks, and support more timely and informed business decisions. These capabilities are designed to enable the use of proprietary data in public and private cloud environments, consistent with applicable enterprise governance requirements.
By combining conversational AI, generative AI, predictive analytics, knowledge discovery, and workflow automation, Aviator agents use the secure data context layer to help clients search, summarize, analyze, generate, and act on enterprise data to deliver valuable outcomes and results.
OpenText Revenues
Our business consists of four revenue streams: cloud services and subscriptions, customer support, license and professional service and other. For information regarding our revenues by significant geographic area for Fiscal 2026, Fiscal 2025 and Fiscal 2024, see Note 20 “Segment Information” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Cloud Services and Subscriptions
Cloud services and subscriptions revenues consist of (i) software as a service (SaaS) offerings, (ii) APIs and data services, and (iii) private cloud that includes hosted services and managed service arrangements. These offerings allow clients to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in related hardware infrastructure. Cloud services and subscriptions revenue was the largest driver of growth in Fiscal 2026.
Supported by a global, scalable and secure infrastructure, OpenText Cloud Editions includes a foundational platform of technology services, and packaged business applications for industry and business processes. Managed services provide an end-to-end fully outsourced B2B integration solution to clients, including program implementation, operational management and customer support.
Customer Support
The first year of our customer support offering is usually purchased by clients together with the license of our data management software products and solutions. Customer support is typically renewed on an annual basis and historically customer support revenues have been a significant portion of our total revenue. Through our customer support programs, clients receive access to software and security upgrades, a knowledge base, discussion boards, product information and an online mechanism to post and review “trouble tickets.” Additionally, our customer support teams handle questions on the use, configuration and functionality of OpenText products and solutions and help identify software issues, develop solutions and document enhancement requests for consideration in future product releases.
License
License revenues consist of fees earned from the licensing of software products and solutions to our clients. Our license revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products and solutions, and our acquisitions. The decision by a client to license our software products often involves a comprehensive implementation process across the client’s network or networks and the licensing and implementation of our software products and solutions may entail a significant commitment of resources by prospective clients.
Professional Service and Other
We provide consulting and learning services to clients. Generally, these services relate to the implementation, training and integration of our licensed product offerings into the client’s systems.
Our consulting services help clients build solutions that enable them to leverage their investments in our technology and in existing enterprise systems. The implementation of these services can range from simple modifications to meet specific departmental needs to enterprise applications that integrate with multiple existing systems.
Our learning services consultants analyze our clients’ education and training needs, focusing on key learning outcomes and timelines, with a view to creating an appropriate education plan for the employees of our clients who work with our products and solutions. Education plans are designed to be flexible and can be applied to any phase of implementation: pilot, roll-out, upgrade or refresher. OpenText learning services employ a blended approach by combining mentoring, instructor-led courses, webinars, eLearning and focused workshops.

Marketing and Sales
Clients
Our client base consists of Global 10,000 organizations, enterprise companies, public sector agencies, mid-market companies, SMBs and direct consumers.
Ecosystem Partners
As part of reinvigorating our partner ecosystem, we are committed to working with the best regional system integrators and technology and service providers to co-develop, co-sell and co-service solutions for our clients. Together these partnerships help fulfill key market objectives to drive new business, establish a competitive advantage and create demonstrable business value.
Our OpenText Partner Network offers partnerships across key categories: Global Systems Integrators, Regional System Integrators, Distributors, Cloud Service Providers, Telecommunication Service Providers, and Hyperscalers. This creates an extended organization that develops technologies, repeatable service offerings, and solutions designed to help clients maximize their investments in the OpenText portfolio. Through the OpenText Partner Network, we are extending market coverage, building stronger relationships and providing clients with a more complete local ecosystem of partners to meet their needs. Each distinct program is focused to provide valuable business benefits to the joint relationship.
We have a number of important global partnerships that contribute to our success. These include the most prominent organizations in enterprise software, hardware and public cloud, collaborating with us to enhance the value of customer investments. They include:
•SAP SE (SAP): We partner with SAP on content services and our content products are embedded in the SAP infrastructure. The OpenText Suite for SAP solutions provides key business content within the context of SAP business processes providing agentic workflows, enhanced efficiencies and better experiences for clients, employees and partners - accessible anywhere and anytime and available in the cloud and on-premise. As our clients move their enterprise resource planning to the cloud with SAP, we believe they can benefit from secure cloud archiving from OpenText to drive higher productivity.
•Google Cloud: We work together with Google Cloud to innovate on AI and we deploy our data management solutions on the Google Cloud Platform. This includes a containerized application architecture for flexible cloud or hybrid deployment models. Deploying our solutions on the Google Cloud Platform allows our clients to scale their businesses to meet the cloud data sovereignty requirements globally. We offer our solutions as a managed service and selected products as a SaaS offering.
•Amazon Web Services (AWS): We work with AWS to deploy our cloud solutions on AWS infrastructure to meet client demand. Our collaboration offers businesses the opportunity to consume our data management solutions as fully managed services on AWS for cost savings, increased performance, scalability and security.
•Microsoft Corporation (Microsoft): For the enterprise market, we work together with Microsoft to innovate on integrated content solutions (now with AI), holistic cybersecurity solutions (particularly in threat detection and response), and in ADM with integrated tool sets for the developer. For the SMB market, we are one of Microsoft’s nine authorized Cloud Solutions Providers in the North American market. We sell joint solutions across Microsoft Office and Cybersecurity (SMB & Consumer) through partners to small and medium businesses.
•Salesforce, Inc. (Salesforce): The company-to-company partnership between OpenText and Salesforce is focused on growing a full portfolio of data management solutions to complement the Salesforce ecosystem by uniting the structured and unstructured information experience.
Global Systems Integrators (GSIs) provide clients with digital transformational services around many OpenText technologies, including AI. They are trained and certified on OpenText products and solutions and enhance the value of our offerings by providing technical credibility and complementary services to clients. Our GSIs include Accenture plc, Capgemini Technology Services SAS, Deloitte Consulting LLP, Hewlett Packard Enterprises and Tata Consultancy Services (TCS).
Our partner program also enables MSPs, regional system integrators, distributors and network and security vendors to grow through cloud-based cybersecurity, threat intelligence and backup and recovery solutions aimed at the SMB and consumer markets. We provide the industry-specific tools, services, training, integrations, certifications and platforms our partners need to ensure trust and reliability with their client base.
The MSPs in our network provide a key go-to-market channel as MSPs act as intermediaries between the solutions vendors like OpenText and the SMB market. An MSP specializes in their local market and provides managed services to their clients.
International Markets
We provide our product offerings worldwide. Our geographic coverage allows us to draw on business and technical expertise from a geographically diverse workforce, providing greater stability to our operations and revenue streams by diversifying our portfolio to better mitigate the risks of a single geographically focused business.
There are inherent risks to conducting operations internationally. For more information about these risks, see “Risk Factors” included in Item 1A of this Annual Report on Form 10-K.
Competition
We operate in a highly competitive environment, subject to rapid technological change and shifting client needs and economic pressures. We operate across many different distinct market categories, each of which includes well-established and specialized competitors.
We compete with large enterprise technology providers, including International Business Machines Corporation (IBM), Microsoft Corporation (Microsoft), Oracle Corporation (Oracle) and ServiceNow, Inc. (ServiceNow), as well as with specialized software vendors such as Box, Inc., Hyland Software, Inc., Atlassian Corporation, Gen Digital Inc. and Adobe Inc. In certain markets, OpenText competes with Microsoft, who is also our partner. We also face competition from systems integrators that configure hardware and software into customized systems.
As enterprises increasingly adopt artificial intelligence and agentic technologies, competition has expanded beyond traditional data management vendors. We increasingly compete with large platform providers extending into enterprise AI and agentic workflows including Microsoft and ServiceNow. We also compete with specialized enterprise AI and knowledge-platform providers and they are often evaluated alongside traditional data management, content management, automation, and workflow offerings.
New competitors, emerging technologies, and strategic alliances among existing market participants may also impact competitive dynamics and market share. We expect competition to continue to increase as a result of ongoing software industry consolidation and the continued adoption of cloud, AI and automation technologies.
We believe that certain competitive factors affect the market for our software products and services, which may include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, client support services and training; and (ix) the ability to address specific client business problems. We believe the relative importance of each of these factors depends upon the concerns and needs of each specific client.
Research and Development
The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in client requirements and competitive new products and features. As a result, our success, in part, depends on our ability to continually enhance our existing products in a timely and efficient manner and to develop and introduce new products that meet client needs while reducing total cost of ownership.
We are committed to advancing our product portfolio through increased investment in research and development activities, with a focus on Content, Business Network, AI, and cloud services products and solutions that reinforce our role as the data foundation for trusted AI.

Our product strategy will rely on five pillars:
•Business AI - Roadmaps driven by AI strategies
•Business Clouds - Secure and connected data management
•Business Technology - Via data cloud and enhanced cloud platforms
•Business & Consumer Security - Enhancing security for all our clients and products
•Product Integration - Deepening the integration of our cybersecurity products into Content Cloud and Business Network Cloud products.
Our R&D expenses were $647.7 million for Fiscal 2026, $755.9 million for Fiscal 2025 and $864.5 million for Fiscal 2024. We believe our spending on R&D is an appropriate balance between managing our organic growth and results of operations.
Acquisitions and Divestitures During the Last Five Fiscal Years
We regularly evaluate acquisition and divestiture opportunities within the data management market and at any time may be in various stages of discussions with respect to such opportunities.
Below is a summary of certain significant acquisitions and divestitures we have made over the last five fiscal years.
•On May 11, 2026, we completed the divestiture of our Vertica business (Vertica), a part of our Analytics product category, to Rocket Software, Inc. (Rocket Software) for $150.0 million in cash before taxes, fees and other adjustments (the Vertica Divestiture).
•On January 12, 2026, we completed the divestiture of our eDOCS business (eDOCS), a part of our Analytics product category, to NetDocuments Software, Inc. (NetDocuments) for $163.0 million in cash before taxes, fees and other adjustments (the eDOCS Divestiture).
•On May 1, 2024, we completed the divestiture of our Application Modernization and Connectivity (AMC) business to Rocket Software for $2.275 billion in cash before taxes, fees and other adjustments (the AMC Divestiture).
•On January 31, 2023, we completed the acquisition of all of the outstanding ordinary shares of Micro Focus International Limited, formerly Micro Focus International plc (Micro Focus), a leading provider of mission-critical software technology and services that help clients accelerate digital transformations, for $6.2 billion (the Micro Focus Acquisition), inclusive of Micro Focus’ cash and repayment of Micro Focus’ outstanding indebtedness.
•On December 23, 2021, we acquired Zix Corporation, a leader in SaaS based email encryption, threat protection and compliance cloud solutions for SMBs, for $894.5 million.
•On November 24, 2021, we acquired all of the equity interest in Bricata Inc. for $17.8 million.
We believe in a programmatic approach to growth through tuck-in acquisitions that align with our strategic priorities. We expect to carry out programmatic divestitures, when such a strategy presents the best opportunity to monetize long-term returns for mature products. We will remain flexible and aim to allocate our capital accordingly to the highest return scenario.
Intellectual Property Rights
Our success and ability to compete depends in part on our ability to develop, protect and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. Our software products are generally licensed to our clients on a non-exclusive basis for internal use in a client’s organization. We also grant rights to our intellectual property to third parties that allow them to market certain of our products on a non-exclusive or limited-scope exclusive basis for a particular application of the product(s) or to a particular geographic area.
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
As of June 30, 2026, we had approximately 19,900 employees, of which approximately 6,900 or 35% are in the Americas, 4,600 or 23% are in EMEA (as defined below) and 8,400 or 42% are in Asia Pacific. Currently, we have employees in 42 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our clients. See “Results of Operations” included in Item 7 of this Annual Report on Form 10-K for our definitions of geographic regions.
The approximate composition of our employee base is as follows: (i) 3,900 employees in sales and marketing, (ii) 6,400 employees in product development, (iii) 3,700 employees in cloud services, (iv) 1,500 employees in professional services, (v) 1,700 employees in customer support and (vi) 2,700 employees in general and administrative roles.
We believe that relations with our employees are strong. In certain jurisdictions, where it is customary to do so, a “Workers’ Council” or professional union represents our employees.
Employee Engagement, Culture and Values
We have high voluntary employee retention levels, and we actively monitor attrition to ensure we retain our key talent. We also regularly conduct employee research to understand perceptions in the areas of engagement, company strategy, company mission, personal impact, manager effectiveness, recognition, career development and values. Participation level and engagement have remained high. Additional surveys and listening, including feedback from new hires through onboarding surveys, inform our communication and engagement plan to ensure we create meaningful experiences and support higher productivity and engagement.
Our organizational culture is rooted in the OpenText Way — the business values that guide how we operate. We know that Great People make Great Software. Great people write great software through design that is oriented on their Values: (1) Puts clients first; (2) Tackles challenges head on; (3) Innovates; (4) Helps teams succeed; (5) Cares about people; and (6) Acts ethically. Our human resource programs and how we operate are informed by these values.
Governance and Impact
We are committed to our role as a responsible corporate citizen, actively making a difference in the communities where our employees live and work through meaningful community impact and volunteer efforts. We focus on delivering the greatest value and impact while complying with all regulatory requirements.
Our charitable giving program ensures we direct our resources to maximize impact. We have adopted the UN Sustainable Development Goals framework to guide our charitable efforts. We provide employees with three paid days off to volunteer to support causes that matter most to them and we match many employee fundraising efforts globally on an annual basis.
To operate long-term, we need to ensure that our local communities and the natural environment are thriving. We are committed to mitigating any adverse environmental impacts of our business activities, which at a minimum means abiding by all environmental laws, regulations and standards that apply to us. Our Environmental Policy articulates our commitment to measuring and managing our environmental impact. Our Corporate Citizenship governance framework sets a structured approach to pursuing and managing activities to advance our initiatives across the Company.

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
Merit-based performance management is a cornerstone of our goals. Year-end reviews and rewards are directly tied to the performance goals that employees achieve throughout the year. Our pay programs are carefully designed and governed, from hiring practices to consistency in progression rates based on performance. In designing variable pay for performance awards, we focus only on measurable outcomes rather than subjective measures. This ensures consistent growth opportunities and awards tied to business results.
Employee Education, Training and Compliance
We know that employees join OpenText for continuous learning, experience and credentials to shape their careers. Our strategies focus on ensuring strong technical credentials, building capabilities, new skills sets and a high duty of care in ensuring ethical, secure and compliant practices. All employees have internal access to certification on OpenText and partner products, in-house training programs, mentorship, and individual development plans.
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
Available Information
OpenText Corporation was incorporated on June 26, 1991. Our principal office is located at 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1, and our telephone number at that location is (519) 888-7111. Open Text Inc. serves as the Company’s agent for service of process in the United States at 1800 South Novell Place, Provo, Utah, 84606, USA, telephone number (801) 861-7000. Our internet address is www.opentext.com. Our website is included in this Annual Report on Form 10-K as an inactive textual reference only. Except for the documents specifically incorporated by reference into this Annual Report, information contained on our website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report.

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
Risks Related to our Business and Industry
If we do not continue to develop technologically advanced products that successfully integrate with the software products and enhancements used by our clients, future revenues and our operating results may be negatively affected.
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
Further, as we develop, acquire and introduce new products and services, including those that incorporate AI, we may be subject to new or heightened legal, ethical and other challenges, which may impact our ability to continue to innovate. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results could be materially adversely affected. Moreover, if new industry standards emerge that we do not anticipate or adapt to, or, if alternatives to our services and solutions, including new AI technologies, are developed by our competitors in times of rapid technological change, our software products and services could be rendered less competitive or obsolete, causing us to lose market share and, as a result, harm our business and operating results and our ability to compete in the marketplace.
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
The development of data management software products is a costly, complex and time-consuming process, and the investment in data management software product development often involves a long wait until a return is achieved on such an investment. We are making, and will continue to make, significant investments in software research and development and related product and service opportunities. Investments in new technology and processes are inherently speculative. Commercial success depends on many factors, including the degree of innovation of the software products and services developed through our research and development efforts, sufficient support from our strategic partners and effective distribution and marketing. Accelerated software product introductions and short product life cycles require high levels of expenditures for research and development and the potential introduction of government regulation, including those related to the use of AI, and may increase the costs of research and development as well as compliance with such regulation. These expenditures may adversely affect our operating results if they are not offset by corresponding revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, significant revenues from new software product and service investments may not be achieved for a number of years, if at all. Moreover, new software products and services may not be profitable, and even if they are profitable, operating margins for new software products and services may not be as high as the margins we have experienced for our current or historical software products and services.
If our software products and services do not gain market acceptance, our operating results may be negatively affected.
We intend to pursue our strategy of strengthening our position in data management by helping organizations manage and govern enterprise data for AI-enabled applications. We intend to grow the capabilities of our data management software offerings through our proprietary research and the development of new software product and service offerings, as well as through acquisitions. It is important to our success that we continue to enhance our software products and services in response to client demand and to seek to set the standard for data management capabilities that enable clients’ increasing adoption of enterprise AI. The primary market for our software products and services is rapidly evolving, and the level of acceptance of products and services that have been released recently, or that are planned for future release to the marketplace, is not certain. If the markets for our software products and services fail to develop, develop more slowly than expected or become subject to increased competition, our business may suffer. As a result, we may be unable to: (i) successfully market our current products and services; (ii) develop new software products and services and enhancements to current software products and services; (iii) complete client implementations on a timely basis; or (iv) complete software products and services currently under development. In addition, increased competition and transitioning from perpetual license sales to subscription-based business model could put significant pricing pressures on our products and result in revenue mix shifts that affect the timing and recognition of our revenues, which could negatively impact our margins and profitability. If this transition does not proceed as anticipated, or if clients do not adopt our cloud offerings at the rate or on the timeline we expect, our operating results may be adversely affected. If our software products and services are not accepted by our clients or by other businesses in the marketplace, our business, operating results and financial condition will be materially adversely affected.

Failure to protect our intellectual property could harm our ability to compete effectively.
We are highly dependent on our ability to protect our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as non-disclosure agreements and other contractual provisions, to establish and maintain our proprietary rights. We intend to protect our intellectual property rights vigorously; however, there can be no assurance that these measures will, in all cases, be successful, and these measures can be costly and/or subject us to counterclaims, including challenges to the validity and enforceability of our intellectual property rights. Enforcement of our intellectual property rights may be difficult, particularly in some countries outside of North America in which we seek to market our software products and services. While Canadian and U.S. copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. The absence of internationally harmonized intellectual property laws makes it more difficult to ensure consistent protection of our proprietary rights. Additionally, the laws and enforcement mechanisms to protect our intellectual property from unauthorized use in new technologies like AI and other machine learning technology are evolving and may be inadequate, including the risk that third parties may use our proprietary software, content or outputs to train AI models without authorization. Furthermore, our own use of AI in developing our products may create uncertainty regarding the ownership, validity or enforceability of the resulting intellectual property, as the legal framework governing the protectability of AI-generated or AI-assisted works and inventions remains unsettled. Software piracy has been, and is expected to be, a persistent problem for the software industry, and piracy of our software products represents a loss of revenue to us. Where applicable, certain of our license arrangements have required us to make a limited confidential disclosure of portions of the source code for our software products, or to place such source code into escrow for the protection of another party. Despite the precautions we have taken, unauthorized third parties, including our competitors, may be able to copy certain portions of our software products or reverse engineer or obtain and use information that we regard as proprietary. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property. In addition, certain of our products or proprietary software contain, link to or are derived from open source software. Licensees of open source software may be required to make public certain source code, to license proprietary software for free or to permit others to create derivative works of proprietary software. The use of certain open source software can also expose us to greater risks than use of third-party commercial software, as open source licensors generally do not provide support warranties, indemnification, or other contractual protection regarding infringement claims or the quality of the code. While we monitor and control the use of open source software in our products and in any third-party software that is incorporated into or linked to our products or software, and try to ensure that no open source software is used in such a way that negatively affects our proprietary software, there can be no guarantee that such use does not occur inadvertently, which in turn, could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition. Further, any undetected errors or defects in open source software could prevent the deployment or impair the functionality of our software products, delay the introduction of new solutions, or render our software more vulnerable to breaches or security attacks.
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
In particular, our efforts to protect our intellectual property through patent litigation may result in counterclaims of patent infringement by counterparties in such suits. Any such assertion, regardless of merit, may result in litigation or require us to obtain a license for the intellectual property rights of third parties. Such licenses may not be available, or they may not be available on commercially reasonable terms. In addition, as we continue to develop software products and expand our portfolio using new technology and innovation, including AI and machine learning technologies, our exposure to threats of infringement may increase. Any infringement claims and related litigation could be time-consuming and disruptive to our ability to generate revenues or enter into new market opportunities and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the intellectual property rights or rework our products to avoid infringement of third-party rights. With certain exceptions, our agreements with our partners and clients typically contain provisions that require us to indemnify them for damages sustained by them as a result of any infringement claims involving our products. Any of the foregoing infringement claims and related litigation could have a material adverse impact on our business and operating results as well as on our ability to generate future revenues and profits.
Our software products and services may contain defects that could harm our reputation, be costly to correct, delay revenues and expose us to litigation.
Our software products and services are highly complex and sophisticated and, from time to time, may contain design defects, software errors, hardware failures or other computer system failures that are difficult to detect and correct. Errors, defects and/or other failures may be found in new software products or services or improvements to existing products or services after delivery to our clients, including as a result of the introduction of new and emerging technologies such as AI. If these defects, errors and/or other failures are discovered, we may not be able to successfully correct them in a timely manner. In addition, despite the extensive tests we conduct on all our software products or services, we may not be able to fully simulate the environment in which our products or services will operate and, as a result, we may be unable to adequately detect the design defects or software or hardware errors that may become apparent only after the products are installed in an end-user’s network, and only after users have transitioned to our services. The occurrence of errors, defects and/or other failures in our software products or services could result in the delay or the denial of market acceptance of our products and alleviating such errors, defects and/or other failures may require us to make significant expenditure of our resources. Clients often use our services and solutions for critical business processes and, as a result, any defect or disruption in our solutions, any data breaches or misappropriation of proprietary information or any error in execution, including human error or intentional third-party activity such as denial of service attacks or hacking, may cause clients to reconsider renewing their contracts with us. The errors in or failure of our software products and services could also result in us losing client transaction documents and other client files, causing significant client dissatisfaction and possibly giving rise to claims for monetary damages. The harm to our reputation resulting from product and service errors, defects and/or other failures may be material. Since we regularly provide a warranty with our software products, the financial impact of fulfilling warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims. These agreements regularly contain terms such as the exclusion of all implied warranties and the limitation of the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and the attendant liabilities and costs associated with such claims. Any claims for actual or alleged losses to our clients’ businesses may require us to spend significant time and money in litigation or arbitration or to pay significant sums in settlements or damages. Defending a lawsuit, regardless of merit, can be costly and would divert management’s attention and resources. Although we maintain errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate to cover all such claims. Accordingly, any such claim could negatively affect our business, operating results or financial condition.
Our software products rely on the stability of third-party software, cloud infrastructure and platforms that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business.
Our development of our software products and services depends on the stability, functionality and scalability of underlying third-party infrastructure software, such as operating systems, databases and middleware produced by Oracle, Microsoft and others. If weaknesses in such infrastructure software exist, we may not be able to correct or compensate for such weaknesses. If we are unable to address weaknesses resulting from problems in the infrastructure software such that our software products do not meet client needs or expectations, our reputation, and consequently, our business, may be significantly harmed.
In addition, as an increasing portion of our products and services is delivered through the cloud, we depend on third-party cloud infrastructure and platform providers to host and deliver our cloud offerings. Our business could be adversely affected if these providers experience outages, performance or capacity constraints, security vulnerabilities or service interruptions, if they change their pricing, terms or availability, or if they discontinue or limit services on which we rely. Any such disruption could impair the availability, performance or security of our cloud offerings, harm our reputation and relationships with clients, expose us to liability, and adversely affect our business, results of operations and financial condition.
Risks associated with the evolving use of the Internet and AI, including changing standards, competition and regulation and associated compliance efforts, may adversely impact our business.
The use of the Internet as a vehicle for electronic data interchange (EDI) and related services continues to raise numerous issues, including those relating to reliability, data security, data integrity and rapidly evolving standards. New competitors, including software vendors, cloud providers and other technology companies, offer products and services that utilize the Internet and AI in competition with our products and services, which may be less expensive or process transactions and data faster and more efficiently. Internet-based commerce is subject to increasing regulation by Canadian, U.S. federal and state and foreign governments, including in the areas of data privacy and breaches and taxation. Laws and regulations relating to the solicitation, collection, processing or use of personal or consumer information could affect our clients’ ability to use and share data, potentially reducing demand for Internet-based solutions and restricting our ability to store, process, analyze and share data through the Internet. Although we believe that the Internet and AI will continue to provide opportunities to expand the use of our products and services, we cannot guarantee that our efforts to capitalize on these opportunities will be successful or that increased usage of the Internet and AI for business integration products and services, increased competition or heightened regulation will not adversely affect our business, results of operations and financial condition.
Unauthorized disclosures, cyber-attacks, breaches of data security and other information technology risks may adversely affect our operations.
Most of the jurisdictions in which we operate have laws and regulations relating to data privacy, security and protection of information. We have certain measures to protect our information systems against unauthorized access and disclosure of personal information and of our confidential information and confidential information belonging to our clients. We have policies and procedures in place dealing with data security and records retention. These measures and policies may change over time as laws and regulations regarding data privacy, security and protection of information change. However, there is no assurance that the security measures we have put in place will be effective in every case, and our response process to incidents may not be adequate, may fail to accurately assess the severity of an incident, may not be fast enough to prevent or limit harm, or may fail to sufficiently remediate an incident. Failures and breaches in security could result in a negative impact for us and for our clients, adversely affecting our and our clients’ businesses, assets, revenues, brands and reputations, disrupting our operations and resulting in penalties, fines, litigation, regulatory proceedings, regulatory investigations, increased insurance premiums, remediation efforts, indemnification expenditures, reputational harm, negative publicity, lost revenues and/or other potential liabilities, in each case depending on the nature of the information disclosed. Security breaches could also affect our relations with our clients, damage our reputation and harm our ability to keep existing clients and to attract new clients. Some jurisdictions, including all U.S. states, Canada and the European Union (EU), have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, and in some cases our agreements with certain clients require us to notify them in the event of a data security incident. Such mandatory disclosures could lead to negative publicity and may cause our current and prospective clients to lose confidence in the effectiveness of our data security measures. These circumstances could also result in adverse impact on the market price of our Common Shares. These risks to our business may increase as we expand the number of web-based and cloud-based products, systems and solutions we offer and as we increase the number of countries in which we operate.
In particular, we are increasingly relying on virtual environments and communications systems, which have been in recent years and may be in the future subjected to third-party vulnerabilities and security risks of increasing frequency, scope and potential harm. Malicious hackers may attempt to gain access to our network or data centers; steal proprietary information related to our business, products, systems, solutions, employees and clients; interrupt our systems and services or those of our clients or others; or attempt to exploit any vulnerabilities in our products, systems or solutions, and such acts may go undetected. Also, the development and proliferation of specific AI applications and other machine learning technologies, alongside related technological innovations, may increase our exposure to cyber-attacks and other cybersecurity risks by potentially enhancing the capabilities of third parties to breach our systems. Threat actors may also use AI technologies, including generative AI, to develop attack methods, such as deepfakes and AI-generated phishing, that are more automated and may be more difficult to detect. In addition, our deployment of agentic AI systems with access to our infrastructure and data could expand our attack surface if controls over those systems prove inadequate. To address these challenges, we strive to continuously fortify our defenses through strategic investments in advanced security technologies and practices, comprehensive risk management frameworks, and ongoing staff training in efforts to safeguard the integrity, confidentiality, and availability of our data and systems against sophisticated threats, while also enhancing our security posture. Increased information technology security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial-of-service attacks, phishing, social engineering, hacking, and other types of attacks, pose a risk to the security and availability of our information technology systems, networks, products, solutions and services, including those that are managed, hosted, provided, or used by third parties (and which may not provide the same level of information security as our own products, systems or solutions), as well as the confidentiality, availability and integrity of our data and the data of our clients, partners, consumers, employees, stockholders, suppliers and others. Although we monitor our networks and continue to enhance our security protections, hackers are increasingly more sophisticated and aggressive and change tactics frequently, and our efforts may be inadequate to prevent or mitigate all incidents of data breach or theft. A series of issues may also be determined to be material at a later date in the aggregate, even if they may not be material individually at the time of their occurrence. Furthermore, it is possible that the risk of cyber-attacks and other data security breaches or thefts to us or our clients may increase due to global geopolitical uncertainty, in particular such as the ongoing Russia-Ukraine and Middle East conflicts.
In addition, if data security is compromised, this could materially and adversely affect our operating results given that we have clients that use our systems to store and exchange large volumes of proprietary and confidential information and the security and reliability of our services are of significant importance to these clients. We have experienced attempts by third parties to identify and exploit product and services vulnerabilities, penetrate or bypass our security measures and gain unauthorized access to our or our clients’ or service providers’ cloud offerings and other products, systems or solutions. We may experience future security issues, whether due to human error or misconduct, system errors or vulnerabilities in our or our third-party service providers’ products, systems or solutions. If our products, systems or solutions, or the products, systems or solutions of third-party service providers on whom we rely or may rely in the future, are attacked or accessed by unauthorized parties, it could lead to major disruption or denial of service and access to or loss, modification or theft of our and our clients’ data, which may require us to spend material financial or other resources on correcting the breach and indemnifying the relevant parties and/or on litigation, regulatory investigations, regulatory proceedings, increased insurance premiums, lost revenues, penalties, reputational harm, negative publicity, fines and/or other potential liabilities. If third-party service providers fail to implement adequate data security practices or otherwise suffer a security breach, our or our client’s data may be improperly accessed, disclosed, used or otherwise lost, which could lead to reputational, business, operating and financial harms. Our efforts to protect against cyber-attacks and data breaches, including increased risks associated with remote and hybrid work arrangements, may not be sufficient to prevent or mitigate such incidents, which could have material adverse effects on our reputation, business, operating results and financial condition.
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
We rely on close cooperation with strategic partners for sales and software product development as well as for the optimization of opportunities that arise in our competitive environment. A portion of our license revenues is derived from the licensing of our software products through third parties. Also, a portion of our service revenues may be impacted by the level of service provided by third-party service providers relating to Internet, telecommunications and power services. Our success will depend, in part, upon our ability to maintain access to and grow existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing distributors or develop a sufficient number of future distributors. Distributors may also give higher priority to the licensing or sale of software products and services other than ours (which could include competitors’ products and services) or may not devote sufficient resources to marketing our software products and services. The performance of third-party distributors and third-party service providers is largely outside of our control, and we are unable to predict the extent to which these distributors and service providers will be successful in either marketing and licensing or selling our software products and services or providing adequate Internet, telecommunication and power services so that disruptions and outages are not experienced by our clients. A reduction in strategic partner cooperation or sales efforts, a decline in the number of distributors, a decision by our distributors to discontinue the licensing of our software products or a decline or disruption in third-party services could cause users and the general public to perceive our software products and services as inferior and could materially reduce our revenues. In addition, our financial results could be materially adversely affected if the financial condition of our distributors or third-party service providers were to weaken. Some of our distributors and third-party service providers may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends.
The loss of licenses to resell or use third-party software or the lack of support or enhancement of such software could adversely affect our business.
We currently depend upon a limited number of third-party software products. If such software products were not available, we might experience delays or increased costs in the development of our own software products. For a limited number of our product modules, we rely on software products that we license from third parties, including software that is integrated with internally developed software and which is used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms and the related software may not continue to be appropriately supported, maintained or enhanced by the licensors. The loss by us of the license to use, or the inability by licensors to support, maintain or enhance any such software, could result in increased costs, lost revenues or delays until equivalent software is internally developed or licensed from another third-party and integrated with our software. Such increased costs, lost revenues or delays could adversely affect our business. If our key partners were to terminate our relationship, make an adverse change in their regional system integrator program, change their product offerings or experience a major cyber-attack or similar event, it could reduce our revenues and adversely affect our business.
Current and future competitors could have a significant impact on our ability to generate future revenues and profits, including through the use of AI and other emerging technologies.
As client demand evolves toward AI-enabled enterprise workflows, the markets for our software products and services are intensely competitive and are subject to rapid technological change and other pressures created by changes in our industry. The convergence of many technologies has resulted in unforeseen competitors arising from companies that were traditionally not viewed as threats to our market position. In particular, our competitors may use AI tools to generate software code quickly and cheaply that replicates the functions of our software and related services, or may utilize AI technology to offer solutions that bypass our software products and services altogether, each of which would significantly negatively impact our business and the demand for our software products and services.
We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens and as additional companies enter our markets, including those competitors who offer solutions similar to ours, but offer them through a different form of delivery. Numerous releases of competitive products have occurred in recent history and are expected to continue in the future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors: (i) develop technologies that are perceived to be substantially equivalent or superior to our technologies; (ii) introduce new competitive products or services; (iii) add new functionality to existing products and services, including through new and emerging AI applications; (iv) acquire competitive products and services; (v) reduce prices; or (vi) form strategic alliances or cooperative relationships with other companies.
If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increasing bargaining power by the consumers of our software products and services, we would need to lower the prices we charge for the products and services we offer. This could result in lower revenues or reduced margins, either of which may materially adversely affect our business and operating results. Moreover, our competitors may affect our business by entering into exclusive arrangements with our existing or potential clients, distributors or third-party service providers. Additionally, if prospective consumers choose methods of data management delivery different from those which we offer, our business and operating results could also be materially adversely affected.
The length of our sales cycle can fluctuate significantly, which could result in significant fluctuations in revenues being recognized from quarter to quarter.
The decision by a client to license our software products or purchase our services often involves a comprehensive implementation process across the client’s network or networks. As a result, the licensing and implementation of our software products and any related services may entail a significant commitment of resources by prospective clients, accompanied by the attendant risks and delays frequently associated with significant technology implementation projects. Given the significant investment and commitment of resources required by an organization to implement our software products, our sales cycle may be longer compared to other companies within our own industry, as well as companies in other industries. Also, because of changes in client spending habits, it may be difficult for us to budget, forecast and allocate our resources properly. In weak economic environments, such as a recession or slowdown, it is not uncommon to see reduced information technology spending. It may take several months, or even several quarters, for marketing opportunities to materialize, especially following a prolonged period of weak economic environment. If a client’s decision to license our software or purchase our services is delayed or if the implementation of these software products takes longer than originally anticipated, the date on which we may recognize revenues from these licenses or sales would be delayed. Such delays and fluctuations could cause our revenues to be lower than expected in a particular period and we may not be able to adjust our costs quickly enough to offset such lower revenues, potentially negatively impacting our business, operating results and financial condition.
Our existing clients might cancel contracts with us, fail to renew contracts on their renewal dates and/or fail to purchase additional services and products, and we may be unable to attract new clients, which could adversely affect our operating results.
We depend on our installed client base for a significant portion of our revenues. We have significant contracts with our license clients for ongoing support and maintenance, as well as significant service contracts that provide recurring services revenues to us. In addition, our installed client base has historically generated additional new license and services revenues for us. Service contracts are generally renewable at a client’s option and/or subject to cancellation rights, and there are generally no mandatory payment obligations or obligations to license additional software or subscribe for additional services. As we transition our clients from legacy, perpetual license and client support arrangements to cloud subscriptions, the timing and recognition of our revenues and the mix among our revenue types may shift, including a shift from revenues recognized upfront to revenues recognized ratably over the subscription term.
If our clients cancel or fail to renew their service contracts or fail to purchase additional services or products, then our revenues could decrease, and our operating results could be materially adversely affected. Factors influencing such contract terminations and failure to purchase additional services or products could include changes in the financial circumstances of our clients, including as a result of any potential recession, dissatisfaction with our products or services, our retirement or lack of support for our legacy products and services, our clients selecting or building alternate technologies to replace our products or services, the cost of our products and services as compared to the cost of products and services offered by our competitors, acceptance of future price increases by us, including due to inflationary pressures, our ability to attract, hire and maintain qualified personnel to meet client needs, consolidating activities in the market, changes in our clients’ business or in regulation impacting our clients’ business that may no longer necessitate the use of our products or services, general economic or market conditions, or other reasons. Further, our clients could delay or terminate implementations or use of our services and products or be reluctant to migrate to new products. As a result, such clients may not generate the revenues we may have expected within the anticipated timelines, or at all, and may be less likely to invest in additional services or products from us in the future. Any decline in our renewal rates, or our inability to maintain or improve them, could adversely affect our revenues and operating results. We may not be able to adjust our expense levels quickly enough to account for any such revenue losses.
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
Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine and Middle East conflicts have affected and may continue to affect our business.
Geopolitical instability, political unrest, war and other global conflicts may result in adverse effects on macroeconomic conditions, including volatility in financial markets, adverse changes in trade and tariff policies, inflation, higher interest rates, direct and indirect supply chain disruptions, increased cybersecurity threats, fluctuations in foreign currency and disruption to global energy supplies and markets. These events may also impact our decision or limit our ability to conduct business in certain areas or with certain entities. For example, sanctions, export controls and related laws and regulations imposed by the United States, Canada and other countries, including those targeting Russia in connection with its military actions in Ukraine restrict the sale or export of goods, services or technology to certain regions, impose travel bans and asset freezes and impact political, military, business and financial organizations and individuals in or connected with Russia. To support certain of our cloud clients headquartered in the United States or allied countries that rely on our network to manage their global business (including their business in Russia), we have nonetheless allowed these clients to continue to use our services to the extent that it can be done in strict compliance with all applicable sanctions and export controls. However, as the situation continues and the regulatory environment further evolves, we may adjust our business practices as required by applicable rules and regulations. Our compliance with sanctions and export controls could impact the fulfillment of certain contracts with clients and partners doing business in these affected areas and future revenue streams from impacted parties and certain countries. While the Russia-Ukraine and Middle East conflicts have not had and are not expected to have a material adverse effect on our overall business, results of operations or financial condition, it is not possible to predict how these conflicts will unfold and the broader consequences of these conflicts or other conflicts, which could include sanctions, embargoes, regional instability, tariffs, trade restrictions, changes to regional trade ecosystems, geopolitical shifts and adverse effects on the global economy, on our business and operations as well as those of our clients, partners and third-party service providers.
Our global operations expose us to risks associated with an evolving international trade and tariff environment, which may adversely affect our business, financial condition, and results of operations.
We conduct business globally and are subject to a complex, dynamic, and evolving international trade, tariff and regulatory environment. Our operations and client base span multiple countries, which subjects us to a broad range of risks arising from international trade laws and policies. In recent years, trade tensions among major global economies, including the United States, China, Canada, the EU, and others, have escalated, resulting in the imposition and threatened imposition of tariffs, export controls, sanctions, and other trade barriers or restrictive measures. Although recent trade and tariff restrictions have primarily targeted physical goods and manufacturing components, we cannot predict the direction of future trade and tariff policy, including whether additional tariffs or non-tariff barriers will be applied to digital goods and services or whether regulatory frameworks governing cross-border data flows, digital services taxation, or intellectual property transfers will be expanded or new measures introduced, any of which could impact our business.
Increased protectionist policies, retaliatory trade and tariff actions, or regulatory divergence across jurisdictions may increase our costs, limit our ability to sell products and services in certain markets, delay or prevent the delivery of our services, or compel us to alter our operations to comply with new international trade and tariff laws and policies. Any such developments could disrupt our supply chains, reduce the competitiveness of our offerings, or create uncertainty for our clients and partners. Moreover, we cannot predict the broader macroeconomic impacts of global trade disputes or policy changes, including the effects on foreign exchange rates, inflation, capital markets or economic growth in key markets. Adverse changes in global trade dynamics could weaken client demand, delay purchasing decisions, or result in reduced access to critical technologies or skilled talent. These risks could materially and adversely impact our business, financial condition, and results of operations.
The restructuring of certain of our operations may be ineffective, may adversely affect our business and our finances, and we may incur additional restructuring charges in connection with such actions, and our enterprise assessment may not achieve its intended objectives.
We often undertake initiatives to restructure or streamline our operations, particularly during the period post-acquisition and as part of ongoing efforts to improve operating efficiency, such as the Micro Focus Acquisition Restructuring Plan and Business Optimization Plan (each as defined below). In addition, during the fourth quarter of Fiscal 2026, we launched an end-to-end enterprise assessment to identify actions to drive growth, focusing on areas including our go-to-market strategy, portfolio composition and differentiation, sales and marketing enablement, and our execution model. Under the Business Optimization Plan and other savings initiatives, we are targeting total estimated savings within a range that we have disclosed, to be realized over multiple fiscal years. We may incur costs associated with implementing a restructuring initiative beyond the amount contemplated when we first developed the initiative, and these increased costs may be substantial. Additionally, such costs would adversely impact our results of operations for the periods in which those adjustments are made. We will continue to evaluate our operations and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations, the decision to terminate products or services that are not valued by our clients or adjusting our workforce. Actions arising from the enterprise assessment may include changes to our operating model, product portfolio and investment priorities, including possible divestitures, workforce changes and additional restructuring. In addition, as a result of the assessment, our outlook metrics, or the categories in which we present them, may be adjusted or removed, which may make period-to-period comparisons of our results more difficult and affect how investors and analysts evaluate our business. Any failure to successfully execute these initiatives on a timely basis, or the failure to realize the expected financial benefits of such strategic initiatives within the estimated amounts or on the anticipated timeline, may have a material adverse effect on our business, operating results and financial condition.
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
The data management market in which we compete continues to evolve at a rapid pace. We have grown both organically and through acquisitions and may from time to time evaluate selective acquisition opportunities. Our growth, coupled with the rapid evolution of our markets, has placed, and will continue to place, significant strains on our administrative and operational resources and increased demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations. In addition, our management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully implement our operational and competitive strategy. If we are unable to manage growth effectively, our operating results will likely suffer, which may, in turn, adversely affect our business.
If we lose the services of our executive officers or other key employees or if we are not able to attract or retain top employees, our business could be significantly harmed.
Our performance is substantially dependent on the performance of our executive officers and key employees and there is a risk that we could lose their services. We do not maintain “key person” life insurance policies on any of our employees. Our success is also highly dependent on our continuing ability to identify, hire, train, retain and motivate highly qualified management, technical, sales and marketing personnel. In particular, the recruitment and retention of top research developers and experienced salespeople, particularly those with specialized knowledge, remains critical to our success, including providing consistent and uninterrupted service to our clients. Competition for such people is intense, substantial and continuous, and we may not be able to attract, integrate or retain highly qualified technical, sales or managerial personnel in the future. In our effort to attract and retain critical personnel, and in responding to inflationary wage pressure, we may experience increased compensation costs that are not offset by either improved productivity or higher prices for our software products or services. In addition, the loss of the services of any of our executive officers or other key employees could significantly harm our business, operating results and financial condition.
Our compensation structure may hinder our efforts to attract and retain vital employees.
A portion of our total compensation program for our executive officers and key personnel consists of equity-based awards, the value of which depends in part on the performance of our Common Shares. If the market price of our Common Shares performs poorly, the value of these awards may decline, which may adversely affect our ability to retain or attract critical personnel. In addition, any changes made to our equity-based compensation policies, or to any other of our compensation practices, which are made necessary by governmental regulations or competitive pressures, could adversely affect our ability to retain and motivate existing personnel and recruit new personnel. For example, any limit to total compensation that may be prescribed by the government or applicable regulatory authorities or any significant increases in personal income tax levels levied in countries where we have a significant operational presence may hurt our ability to attract or retain our executive officers or other employees whose efforts are vital to our success. Additionally, payments under our long-term incentive plans (the details of which are described in Item 11 of this Annual Report on Form 10-K), are dependent to a significant extent upon the future performance of our Company both in absolute terms and in comparison to similarly situated companies. Any failure to achieve the targets set under our long-term incentive plan could significantly reduce or eliminate payments made under this plan, which may, in turn, materially and adversely affect our ability to retain the key personnel paid under this plan.
Increasing corporate citizenship expectations, regulatory complexity, and disclosure obligations may negatively impact our business, financial performance, and reputation.
We are facing growing scrutiny and expectations from shareholders, clients, governments, employees, and other key stakeholders regarding corporate citizenship-related practices, disclosures, and performance. These expectations, which continue to evolve, influence business, investment, and procurement decisions and may differ or conflict across stakeholders. At the same time, we are subject to a complex and rapidly changing global regulatory landscape (including laws and emerging frameworks in the U.S., Canada, and the EU) governing corporate citizenship-related disclosures. In particular, legislation in a number of jurisdictions, including the U.S., prohibiting or limiting such disclosures has been enacted or proposed. While certain rules and legislation have been challenged, paused or proposed to be rescinded, the imposition of such obligations either now or in the future may cause us to revise our policies and practices, stated targets or disclosure regarding such matters. Further, certain jurisdictions are also introducing anti-ESG (environmental, social and governance) or anti-greenwashing rules, which increase legal uncertainty and reputational risk given the interpretation and application of such rules remain uncertain. Conversely, disclosure mandates, including with respect to climate, tax and other matters, requiring in-scope companies to collect and report specified data and, in some cases, obtain third-party insurance. Complying with these and similar mandates may require us to collect and report data we have not previously tracked and incur additional compliance costs, and the requirements, timing, and implementation of these mandates remain subject to change and legal challenge.
We may incur additional costs and resource demands to meet these expectations, including collecting reliable data (including data such as emissions or waste metrics), complying with inconsistent or contradictory requirements across jurisdictions, and meeting evolving third-party ratings, benchmarks, and regulatory standards. Failure or perceived failure to align with stakeholder values, meet stated targets, or comply with regulatory obligations could harm our reputation, employee engagement, and investor sentiment; reduce client demand and business opportunities, including impacting our ability to attract and retain certain government contracts; expose us to penalties, litigation, or investigations; and ultimately impact our operating results, financial condition, and competitiveness.
Our use of a mixed workforce model, including remote, hybrid and in-office employees, and changes to our in-office requirements, subject us to operational challenges and risks, including risks to employee retention and morale.
Our workforce includes a mix of in-office, hybrid and remote employees across our global operations, and we have been increasing our in-office expectations over time. As a result, we remain subject to the challenges and risks of operating a remote and hybrid work environment, while changes to our in-office requirements may give rise to additional risks.
For example, a hybrid work environment could affect employee productivity, including due to a lower level of employee oversight, health conditions or illnesses, disruptions due to caregiving or childcare obligations or slower or unreliable Internet access. OpenText systems, client, vendor and/or borrower data may be subject to additional risks presented by increased cyber-attacks and phishing activities targeting employees, vendors, third-party service providers and counterparties in transactions, the possibility of attacks on OpenText systems or systems of employees working remotely as well as by decreased physical supervision. In addition, we may rely, in part, on third-party service providers to assist us in managing monitoring and otherwise carrying out aspects of our business and operations. Such events may result in a period of business disruption or reduced operations, which could materially affect our business, financial condition and results of operations.
A mixed workforce, and changes to our in-office requirements, may also subject us to other operational challenges and risks. Operating our business with both remote and in-person workers, or workers who work on flexible schedules, could have a negative impact on our corporate culture, decrease the ability of our employees to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect employee morale. At the same time, increasing our in-office requirements may adversely affect our ability to recruit and retain personnel who prefer remote or hybrid work arrangements, particularly in competitive labor markets where other employers continue to offer such flexibility, and could result in employee attrition, including of key personnel. If we are unable to effectively manage our workforce model and any changes to our in-office requirements, retain and attract talent, and maintain our corporate culture and employee morale, our financial condition and operating results may be adversely impacted.
For more information regarding the impact of business disruptions on our cybersecurity, see “Business disruptions, including those arising from disasters, pandemics or catastrophic events, may adversely affect our operations.”
Risks Related to Acquisitions and Divestitures
Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results.
The growth of our Company through the successful acquisition and integration of complementary businesses is a critical component of our corporate strategy. As a result of the continually evolving marketplace in which we operate, we regularly evaluate acquisition opportunities and at any time may be in various stages of discussions with respect to such opportunities. We plan to continue to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy and disciplined financial management. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of solutions, as well as to add new solutions to our portfolio. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (i) substantial investment of funds or financings by issuance of debt or equity or equity-related securities; (ii) substantial investment with respect to technology transfers and operational integration; and (iii) the acquisition or disposition of product lines or businesses. Also, such activities could result in charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance or assumption of debt, which could have a negative impact on the credit ratings of our outstanding debt securities or the market price of our Common Shares. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our Company. Any such activity may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. In addition, while we conduct due diligence prior to consummating an acquisition, joint venture or business collaboration, such diligence may not identify all material issues associated with such activities and we may be exposed to additional risk due to such acquisition, joint venture or business collaboration. We may also experience unanticipated difficulties identifying suitable or attractive acquisition candidates that are available for purchase at reasonable prices and that meet our objectives. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not consummate acquisitions successfully that we target in the future. Even if we are able to identify such candidates, we may be unable to consummate an acquisition on suitable terms or in the face of competition from other bidders. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability (i) to take advantage of growth opportunities for our business or for our products and services, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results and financial condition. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges associated with any acquisition or investment activity, may materially adversely impact our results of operations and financial condition which, in turn, may have a material adverse effect on the market price of our Common Shares or credit ratings of our outstanding debt securities. Further, we have made, and may in the future make, investments as a limited partner in one or more strategic investment funds that are separate from our business (each, a “Fund”). We do not control the investment decisions of any Fund, our investments may require us to fund capital commitments through capital calls, and losses or fluctuations in the value of our Fund interests may adversely affect our results of operations and financial condition. In addition, certain of our directors, officers or their immediate family members may, from time to time, serve on a Fund’s investment committee or advisory committee, and may also hold positions as directors, executives or significant equity holders (including ownership interests in excess of 10%) in one or more companies in which a Fund invests. See Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K.
We may fail to realize all of the anticipated benefits of our acquisitions and divestitures, or those benefits may take longer to realize than expected.
We have divested, and may in the future divest, non-core assets, including the divestitures of eDOCS and Vertica completed in Fiscal 2026. We may be unable to complete planned divestitures on acceptable terms or at all, or may complete them at valuations below our expectations, which could result in losses on sale, impairment charges or the write-down of assets classified as held for sale, and any failure to realize the anticipated proceeds or strategic benefits of a divestiture could adversely affect our business, results of operations and financial condition. We may be required to devote significant management attention and resources to integrating the business practices and operations of our acquisitions. As we integrate our acquisitions, we may experience disruptions to our business and, if implemented ineffectively, it could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of our acquisitions could cause an interruption of, or loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations. Integrating acquisitions into our business may be disruptive to our business and may adversely affect our existing relationships with employees and business partners. Uncertainties related to the integration of acquisitions may also create uncertainty among current and prospective employees about their future roles, impair our ability to attract, retain and motivate key personnel, and divert the attention of our management and other employees from day-to-day business and operations. The loss of key employees, and their experience and knowledge regarding our business or an acquired business, could adversely affect our operations.
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
•successfully managing relationships with our strategic partners and combined supplier and client base;
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
The Company is also subject to income taxes in numerous jurisdictions and significant judgment has been applied in determining its worldwide provision for income taxes. The provision for income taxes may be impacted by various internal and external factors that could have favourable or unfavourable effects, including changes in estimates of prior years’ items, the impact of transactions completed, the structuring of activities undertaken, the application of complex transfer pricing rules, changes in the valuation of deferred tax assets and liabilities, changes in overall mix and levels of income before taxes, changes in tax laws, regulations and/or rates and changing interpretations of existing tax laws or regulations. Numerous countries have agreed to a statement in support of the Organization for Economic Co-Operation and Development model rules that propose a global minimum tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. Countries with significant operations for OpenText that have enacted the legislation include Canada and UK. We are continuing to monitor when and how such rules in other jurisdictions will be enacted into law. However, it is possible that the implementation of relevant legislation could impact our liability for taxes. As a result, our worldwide provision for income taxes and any ultimate tax liability may differ from the amounts initially recorded and such differences could have an adverse effect on our financial condition and results of operations.
For further details on certain tax matters relating to the Company see Note 14 “Guarantees and Contingencies” and Note 15 “Income Taxes” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
As part of the ongoing audit of our Canadian tax returns by the CRA, we have received notices of, and are appealing, reassessments for Fiscal 2012 through Fiscal 2021. An adverse outcome of these ongoing audits could have a material adverse effect on our financial position and results of operations.
As part of its ongoing audit of our Canadian tax returns, the CRA has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2026, in connection with the CRA’s reassessments for Fiscal 2012 through Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $87.4 million. As of June 30, 2026, we have provisionally paid approximately $32 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within Long-term income taxes recoverable on the Consolidated Balance Sheets as of June 30, 2026.
The notices of reassessment for Fiscal 2012 through Fiscal 2016 would, as drafted, increase our taxable income by approximately $90 million to $100 million for each of those years, as well as impose a 10% penalty on the proposed adjustment to income. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability.
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012 through Fiscal 2016 (including any penalties) are without merit, and we are continuing to contest these reassessments. On June 30, 2022, we filed a notice of appeal with the Tax Court of Canada seeking to reverse all such reassessments (including penalties) in full and the customary court process is ongoing.
Even if we are unsuccessful in challenging the CRA's reassessments to increase our taxable income for Fiscal 2012 through Fiscal 2016, we have elective deductions available for those years (including carry-backs from later years) that would offset such increased amounts so that no additional cash tax would be payable, exclusive of any assessed penalties and interest, as described above.
The CRA has audited Fiscal 2017 through Fiscal 2021 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2021 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2021 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017 through Fiscal 2021 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. We have filed notices of objection to the reassessments for each of these years. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2021 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to utilization of available tax attributes; however, for Fiscal 2020 and 2021, we have provisionally paid approximately $40.3 million in order to fully preserve our rights to object to the CRA’s audit positions and intend to make an additional payment of $19.3 million on account of Fiscal 2021 by December 31, 2026. To the extent the CRA reassesses subsequent fiscal years on a similar basis, we may make certain minimum payments required under Canadian legislation.
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
Our business depends on the processing of personal data, including data transfer between our affiliated entities, to and from our business partners and clients, and with third-party service providers. The laws and regulations relating to personal data are constantly evolving, as federal, state and foreign governments continue to adopt new measures addressing data privacy and processing (including collection, storage, transfer, disposal and use) of personal data. Moreover, the interpretation and application of many existing or recently enacted privacy and data protection laws and regulations in the EU, UK, the U.S. and elsewhere are uncertain and fluid, and it is possible that such laws and regulations may be interpreted or applied in a manner that is inconsistent with our existing data management practices or the features of our products and services. Any such new laws or regulations, any changes to existing laws and regulations and any such interpretation or application may affect demand for our products and services, impact our ability to effectively transfer data across borders in support of our business operations or increase the cost of providing our products and services. Additionally, any actual or perceived breach of such laws or regulations may subject us to claims and may lead to administrative, civil or criminal liability, as well as reputational harm to our Company and our employees. We could also be required to fundamentally change our business activities and practices, or modify our products and services, which could have an adverse effect on our business.
In the U.S., various laws and regulations apply to the collection, processing, transfer, disposal, unauthorized disclosure and security of personal data. For example, data protection laws passed by all states within the U.S. require notification to users when there is a security breach for personal data. Additionally, the Federal Trade Commission (FTC) and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, transfer and security of data. The U.S. Congress and state legislatures, along with federal regulatory authorities, have recently increased their attention to matters concerning personal data, and this has and may continue to result in new legislation which could increase the cost of compliance. For example, the California Consumer Privacy Act of 2018 came into effect on January 1, 2020 and was subsequently amended by the California Privacy Rights Act, which took effect January 1, 2023 (the foregoing, collectively, the CCPA). The CCPA requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to access and request deletion of their data and opt out of certain data sharing with third parties and provides a new private right of action for data breaches. Violations of the CCPA are enforced by the California Attorney General with sizeable civil penalties, particularly for violations that impact large numbers of consumers. The CCPA also establishes a regulatory agency dedicated to enforcing the requirements of the CCPA. There is a growing patchwork of comprehensive privacy laws at the state level, with nearly two dozen states advancing comprehensive privacy legislation, further complicating our privacy compliance obligations through the introduction of increasingly disparate requirements across the various U.S. jurisdictions in which we operate. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us or our clients.
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
In addition, the GDPR restricts transfers of personal data outside of the European Economic Area (EEA) and the UK to third countries deemed to lack adequate privacy protections unless an appropriate safeguard is implemented. In light of the July 2020 decision of the Court of Justice of the European Union in Data Protection Commissioner vs Facebook Ireland Limited and Maximillian Schrems (C-311/118) (Schrems II) invalidating the EU-U.S. Privacy Shield Framework and the Irish Data Protection Authority’s May 2023 decision to impose a fine of €1.2 billion on Meta Platforms, Inc. (Meta) regarding Meta’s transfers of personal data to the U.S., there is potential uncertainty with respect to the legality of certain transfers of personal data from the European Economic Area (EEA) and the UK to so-called “third countries” outside the EEA, including the U.S. and Canada. In addition to the increased legal risk in the event of any such transfers, additional costs might also need to be incurred in order to implement necessary safeguards to comply with GDPR. While the Court of Justice of the EU upheld the adequacy of the old standard contractual clauses (SCCs), a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. In June 2021, the European Commission issued new SCCs that must be now used for relevant new data transfers. The UK’s Information Commissioner’s Office also released two new agreements governing international data transfers out of the UK: the International Data Transfer Agreement (IDTA) and the Data Transfer Addendum (Addendum). All contracts signed after September 21, 2022 must use either the IDTA or the Addendum in conjunction with the new SCCs. Additionally, on March 25, 2022, the U.S. and European Commission announced that they had agreed in principle to a new “Trans-Atlantic Data Privacy Framework” (the TDPF to enable trans-Atlantic data flows and address the concerns raised in the Schrems II decision. To implement the commitments of the U.S. under the TDPF, in October 2022, President Biden signed an Executive Order on Enhancing Safeguards for the United States Signals Intelligence Activities (the Executive Order). This subsequently prompted the European Commission to adopt an adequacy decision based on the Executive Order on July 10, 2023, having determined that the TDPF ensures that the protection of personal information transferred from the EU to the certified organizations within the U.S. will be essentially equivalent to the protection offered in the EU. However, there remains a degree of legal uncertainty, as critics and privacy advocacy groups have commenced challenges to the validity of such decision before the Court of Justice of the EU.
Outside of the U.S., the EU and the UK, many jurisdictions have adopted or are adopting new data privacy laws that may impose further onerous compliance requirements, such as data localization, which prohibits companies from storing and/or processing outside the jurisdiction data relating to resident individuals. In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, may apply to our operations. The proliferation of such laws within the jurisdictions in which we operate may result in conflicting and contradictory requirements, particularly in relation to evolving technologies such as cloud computing and AI. In addition, because our products and services are used by our clients to collect, store, process and manage their own data, including regulated and personal data, changes in privacy laws and regulations may affect the design, functionality, requirements and marketability of our products and services, and may give rise to contractual obligations to our clients, including as a data processor on their behalf. Failure to adapt our offerings to evolving legal requirements, or to meet such contractual obligations, could reduce demand for our products and services or expose us to liability. Additionally, as we expand our European sovereign cloud offerings through partnerships with hyperscalers such as Amazon Web Services and Google Cloud, we are subject to heightened data residency, sovereignty, and security requirements specific to regulated European clients. Managing compliance with these requirements across multiple sovereign cloud frameworks adds operational complexity and cost that may adversely affect our business and results of operations. Any failure to successfully navigate the changing regulatory landscape could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, results of operations and financial condition.
Privacy-related claims or lawsuits initiated by governmental bodies, clients or other third parties, whether meritorious or not, could be time consuming, result in costly regulatory proceedings, litigation, penalties, fines, or other potential liabilities, or require us to change our business practices, sometimes in expensive ways. Unfavourable publicity regarding our privacy practices could damage our reputation, harm our ability to keep existing clients or attract new clients or otherwise adversely affect our business, assets, revenue and brands.

Certain of our products may be perceived as, or determined by the courts to be, a violation of privacy rights and related laws. Any such perception or determination could adversely affect our revenues and results of operations.
Because of the nature of certain of our products, including those relating to digital investigations, potential clients and purchasers of our products or the general public may perceive that the use of these products results in violations of individual privacy rights. In addition, certain courts or regulatory authorities could determine that the use of our software solutions or other products is a violation of privacy laws, particularly in jurisdictions outside of the U.S. Any such determination or perception by potential clients and purchasers, the general public, government entities or the judicial system could harm our reputation and adversely affect our revenues and results of operations.
AI and other machine learning technology is being integrated into some of our products, systems or solutions, which could present risks and challenges to our business, and rapid advances in AI could intensify competitive pressures, accelerate technological change and reduce demand for certain of our existing offerings.
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
Client uses of and preferences for AI vary widely and are evolving rapidly and the pace and extent of AI adoption may differ significantly across clients, industries and markets. As AI adoption evolves, we expect competition to intensify and additional companies may enter our markets offering similar products, systems or solutions. Advances in AI, including generative AI and large language models, have made certain foundational capabilities cheaper and easier to replicate, potentially enabling companies not previously focused on data management to provide solutions that compete with aspects of our offerings. We may not be able to compete effectively with our competitors and our strategy to integrate AI and other machine learning technology into our products, systems or solutions may also not be accepted by our clients or by other businesses in the marketplace at the rate or extent we anticipate. Additionally, clients may develop internal, AI-powered alternatives to third-party enterprise software solutions, which could reduce demand for our products and services. The integration of AI may also expose us to risks regarding intellectual property ownership and license rights, particularly if any copyrighted material is embedded in training models.
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
Additionally, the use of AI and other machine learning technologies in connection with the creation or development of intellectual property may present challenges in asserting ownership over the resulting output given the position of courts and intellectual property offices in certain jurisdictions that human inventorship is required for patent protection of an AI-generated invention and human authorship is required for copyright protection of an AI-generated work of authorship. Inventions or works of authorship created through the use of such technologies may be based or rely on, or contain, materials that were used in the training of such technologies and which are subject to third-party intellectual property, which could further limit our ability to obtain intellectual property protection in such inventions or works of authorship. Further, there is a risk that the data inputted into such technologies may contain confidential information, including trade secrets, resulting in such information becoming accessible by third parties. The use of AI, including potential inadvertent disclosure of confidential information or personal data, could also lead to legal and regulatory investigations and enforcement actions, or may give rise to specific obligations, including required notices, consents and opt-outs, under various data privacy, protection and cybersecurity laws and trade and export control laws and regulations in a number of jurisdictions. See “Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, may adversely impact our business” and

“Unauthorized disclosures, cyber-attacks, breaches of data security and other information technology risks may adversely affect our operations.”
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
Transactional foreign currency gains (losses) are included in the Consolidated Statements of Income under the line item Other income (expense), net. See Item 8, Financial Statements and Supplementary Data. While we may use derivative financial instruments to attempt to reduce our net exposure to currency exchange rate fluctuations, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could materially affect our financial results. Further, we have other derivative financial instruments that are subject to mark-to-market valuation adjustments based on foreign currency fluctuations. See Note 17 “Derivative Instruments and Hedging Activities” and Note 23 “Other Income (Expense), Net” to our Consolidated Financial Statements and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and their potential impacts may be exacerbated by the Russia-Ukraine and Middle East conflicts and any policy changes, including those resulting from trade and tariff disputes. See “Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine and Middle East conflicts have affected and may continue to affect our business.”
Our indebtedness could limit our operations and opportunities.
As of June 30, 2026, we had approximately $5.8 billion of total indebtedness. This level of indebtedness could have important consequences to our business, including, but not limited to:
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
As of June 30, 2026, our credit facilities consisted of a $2.23 billion Acquisition Term Loan and a $750 million committed revolving credit facility, which is currently undrawn (the Revolver). Borrowings under our credit facilities are secured by a first charge over substantially all of our assets, which security interests may limit our financial flexibility.
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
As of June 30, 2026, we also have $1.0 billion in aggregate principal amount of 6.90% senior secured notes due 2027 (Senior Secured Notes 2027), $900 million in aggregate principal amount of 3.875% senior notes due 2028 (Senior Notes 2028), $850 million in aggregate principal amount of 3.875% senior notes due 2029 (Senior Notes 2029), $900 million in aggregate principal amount of 4.125% senior notes due 2030 (Senior Notes 2030) and $650 million in aggregate principal amount of our 4.125% senior unsecured notes due 2031 (Senior Notes 2031 and, together with the Senior Secured Notes 2027, Senior Notes 2028, Senior Notes 2029 and Senior Notes 2030, the Senior Notes) outstanding, respectively issued in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Our failure to comply with any of the covenants that are included in the indentures governing the Senior Notes could result in a default under the terms thereof, which could result in all or a portion of the Senior Notes to be immediately due and payable.
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

Risks Related to Ownership of our Common Shares
Our revenues and operating results are likely to fluctuate, which could materially impact the market price of our Common Shares.
We experience significant fluctuations in revenues and operating results caused by many factors, including:
•Changes in the demand for our software products and services and for the products and services of our competitors;
•The introduction or enhancement of technology and software products and services by us and by our competitors;
•Market acceptance of our software products, enhancements and/or services;
•Delays in the introduction of software products, enhancements and/or services by us or by our competitors;
•Client order deferrals in anticipation of upgrades and new software products;
•Changes in the lengths of sales cycles;
•Changes in our pricing policies or those of our competitors;
•Delays in software product implementation with clients;
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
A general weakening of the global economy, a continued weakening of the economy in a particular region, economic or business uncertainty or changes in political developments, tax policies, trade and tariff policies or policies implemented to stimulate or preserve economies could result in the cancellation of or delay in client purchases. A cancellation or deferral of even a small number of license sales or services or delays in the implementation of our software products could have a material adverse effect on our business, operating results and financial condition. As a result of the timing of software product and service introductions and the rapid evolution of our business as well as of the markets we serve, we cannot predict whether patterns or trends experienced in the past will continue. For these reasons, you should not rely upon period-to-period comparisons of our financial results to forecast future performance. Our revenues and operating results may vary significantly, and this possible variance could materially reduce the market price or trading volume of our Common Shares. In addition, from time to time, we may present estimates, forecasts, outlook, business models or other forward-looking statements in our press releases, presentations, conference calls or otherwise regarding our future performance that represent estimates as of the date made. These forward-looking statements are based upon a number of assumptions and are based on information known when they are presented and, while there may be numerical specificity, are inherently subject to significant uncertainties and contingencies, as noted herein, relating to our business, many of which may be beyond our control and are based upon assumptions and risk with respect to future business decisions, some of which may change. Therefore, the actual results we achieve may differ materially from any forward-looking statements, and investors should not rely upon such forward-looking statements in making an investment decision regarding our Common Shares. Further, any perceived failure to achieve such forward-looking statements or meet analysts’ and shareholders’ expectations could also materially reduce the market price or trading volume of our Common Shares.
Changes in the market price of our Common Shares and credit ratings of our outstanding debt securities could lead to losses for shareholders and debt holders.
The market price of our Common Shares and credit ratings of our outstanding debt securities are subject to fluctuations. Such fluctuations in market price or credit ratings may continue in response to: (i) quarterly and annual variations in operating results; (ii) announcements of technological innovations or new products or services that are relevant to our industry; (iii) changes in financial estimates by securities analysts; (iv) changes to the ratings or outlook of our outstanding debt securities by rating agencies; (v) impacts of general economic and market conditions or (vi) other events or factors (including those events or factors noted in this Part I, Item 1A, “Risk Factors” or in Part I, “Forward-Looking Statements” of this Annual Report on 10-K). In addition, financial markets experience significant price and volume fluctuations that particularly affect the market prices of equity securities of many technology companies in particular due to concerns about increasing interest rates, rising inflation or any potential recession. The developments in AI and volatility in the industry could lead to large fluctuations in equity valuations in the industries in which we operate, which may put pressure on the market price of our Common Shares. In particular, the actual and perceived disruption from AI has negatively impacted the valuation of software company stocks, including our Common Shares, which may subject them to significant volatility and future downward pressure on their prices. These fluctuations have often resulted from the failure of such companies to meet market expectations in a particular quarter, and thus such fluctuations may or may not be related to the underlying operating performance of such companies. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our Common Shares or the credit ratings of our outstanding debt securities. Additionally, short sales, hedging and other derivative transactions in our Common Shares and technical factors in the public trading market for our Common Shares may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our Common Shares, access to margin debt, trading in options and other derivatives on our Common Shares and other technical trading factors. Occasionally, periods of volatility in the market price of a company’s securities may lead to the institution of securities class action litigation against a company. If we are subject to such volatility in our market price, we may be the target of such securities litigation in the future. Such legal action could result in substantial costs to defend our interests and a diversion of management’s attention and resources, each of which would have a material adverse effect on our business and operating results.
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
Our revenues and particularly our new software license revenues are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. Sales forecasts may be particularly inaccurate or unpredictable given general economic and market factors. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. By reviewing the status of outstanding sales proposals to our clients and potential clients, we make an estimate as to when a client will make a purchasing decision involving our software products. These estimates are aggregated periodically to make an estimate of our sales pipeline, which we use as a guide to plan our activities and make internal financial forecasts. Our sales pipeline is only an estimate and may be an unreliable predictor of actual sales activity, both in a particular quarter and over a longer period of time. Many factors may affect actual sales activity, such as actual and perceived disruptions from AI and weakened economic conditions, including as a result of any potential recession, which may cause our clients and potential clients to delay, reduce or cancel information technology-related purchasing decisions, our decision to increase prices in response to rising inflation, and the tendency of some of our clients to wait until the end of a fiscal period in the hope of obtaining more favourable terms from us. If actual sales activity differs from our pipeline estimate, then we may have planned our activities and budgeted incorrectly, and this may adversely affect our business, operating results and financial condition. In addition, for newly acquired companies, we have limited ability to immediately predict how their pipelines will convert into sales or revenues following the acquisition and their conversion rate post-acquisition may be quite different from their historical conversion rate.
Our international operations expose us to business, political and economic risks.
We have significantly increased, and intend to continue to make efforts to increase, our international operations and anticipate that international sales will continue to account for a significant portion of our revenues. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, differences in business practices, compliance with domestic and foreign laws (including without limitation domestic and international import, export and sanctions laws and regulations and the Foreign Corrupt Practices Act, including potential violations by acts of agents or other intermediaries), costs related to localizing products for foreign markets, costs related to translating and distributing software products in a timely manner, costs related to increased financial accounting and reporting burdens and complexities, longer sales and collection cycles for accounts receivables, failure of laws or courts to protect our intellectual property rights adequately, local competition, and economic or political instability and uncertainties, including inflation, recession, interest rate fluctuations, trade and tariff policies and actual or anticipated military or geopolitical conflicts. International operations also tend to be subject to a longer sales and collection cycle. In addition, regulatory limitations regarding the repatriation of earnings may adversely affect the transfer of cash earned from international operations. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, U.S. or other governmental policies concerning sanctions, import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. Additionally, international earnings may be subject to taxation by more than one jurisdiction, which may materially adversely affect our effective tax rate. Also, international expansion may be difficult, time consuming and costly. These risks and their potential impacts may be exacerbated by the Russia-Ukraine and Middle East conflicts. See “Geopolitical instability, political unrest, war and other global conflicts, including the Russia-Ukraine and Middle East conflicts have affected and may continue to affect our business.” As a result, if revenues from international operations do not offset the expenses of establishing and maintaining international operations, our business, operating results and financial condition will suffer.
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
Our overall performance depends in part on worldwide economic conditions. Certain economies have experienced periods of downturn as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment, volatility in commodity prices and worldwide stock markets, excessive government debt, disruptions to global trade or tariffs, inflation, higher interest rates and risks of recession and global health pandemics. The severity and length of time that a downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery from such downturn, are unknown and are beyond our control. Recently, the Russia-Ukraine conflict, Middle East conflicts, the inflationary environment and policy changes resulting from trade and tariff disputes have raised additional concerns regarding economic uncertainties. Moreover, any instability in the global economy affects countries in different ways, at different times and with varying severity, which makes the impact to our business complex and unpredictable. During such downturns, many clients may delay or reduce technology purchases. Contract negotiations may become more protracted, or conditions could result in reductions in the licensing of our software products and the sale of cloud and other services, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivables, slower adoption of new technologies and increased price competition. In addition, deterioration of the global credit markets could adversely impact our ability to complete licensing transactions and services transactions, including maintenance and support renewals. Any of these events, as well as a general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending, could delay or decrease our revenues and therefore have a material adverse effect on our business, operating results and financial condition.
Stress in the global financial system may adversely affect our finances and operations.
Financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, material increases in applicable interest rate benchmarks may increase the interest expense for our credit facilities such as the Acquisition Term Loan and Revolver that have variable rates of interest. Credit contraction in financial markets may hurt our ability to access credit in the event that we identify an acquisition opportunity or require significant access to credit for other reasons. Similarly, volatility in the market price of our Common Shares due to seemingly unrelated financial developments, such as a recession, inflation, the imposition of or uncertainty related to, tariffs or other trade restrictions, or an economic slowdown in the U.S. or internationally, could hurt our ability to raise capital for the financing of acquisitions or other reasons. Potential price inflation caused by an excess of liquidity in countries where we conduct business may increase the cost we incur to provide our solutions and may reduce profit margins on agreements that govern the licensing of our software products and/or the sale of our services to clients over a multi-year period. A reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of our client base such as the public sector. As a result, these clients may need to reduce their licensing of our software products or their purchases of our services, or we may experience greater difficulty in receiving payment for the licenses and services that these clients purchase from us. In addition, inflation is often accompanied by higher interest rates, which may cause additional economic fluctuation. Any of these events, or any other events caused by turmoil in world financial markets, may have a material adverse effect on our business, operating results and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing risks associated with cybersecurity threats. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or clients; violation of privacy or security laws and other litigation and legal risk; and reputational risks. Cybersecurity risk management is integrated into our enterprise risk management processes and is designed to enable the identification, assessment, monitoring, and mitigation of cybersecurity risks that could affect our business operations, clients, products, services, and technology infrastructure. Our cybersecurity risk management program aligns with industry best practices such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework 2.0 and the International Organization for Standardization (ISO)/International Electro-technical Commission (IEC) ISO/IEC 27001 standard. This provides a framework for identifying, monitoring, evaluating, and responding to cybersecurity threats and incidents, including those associated with the use of our software, applications, services, and cloud and hybrid infrastructures developed or provided by third-party vendors and service providers. Our framework includes steps for identifying the source of a cybersecurity threat or incident, assessing the severity and risk of a cybersecurity threat or incident, implementing cybersecurity mitigation or remediation strategies, and informing our management and our Board of material cybersecurity threats and incidents.
OpenText has a cross-functional incident response team, led by our cybersecurity team and comprised of representatives from our information technology, cybersecurity, finance, and legal teams. The cybersecurity team is primarily responsible for overseeing the cybersecurity risk management program and incident response processes, in coordination with other business functions. Our incident response plan includes processes and procedures for assessing potential internal and external threats, activation and notification, crisis management, and post-incident recovery designed to safeguard the confidentiality, availability, and integrity of the Company and our clients’ information assets. Our incident response and risk management processes include procedures for evaluating the materiality of cybersecurity incidents and determining appropriate escalation, reporting and disclosure obligations.
Our cybersecurity team is responsible for assessing our cybersecurity risk management program and our incident response plan. We have devoted significant financial and personnel resources to implement security measures to meet regulatory requirements and client expectations, and we intend to continue to make investments to maintain the security of the Company and its clients’ data and data management infrastructure. We maintain processes to assess cybersecurity and data protection risks associated with third-party vendors and service providers that have access to our systems, data or technology infrastructure. These assessments are incorporated into our broader third-party risk management activities. We review and update our cybersecurity policies, standards and procedures annually, or more frequently as needed, to account for changes in the threat landscape, as well as in response to legal and regulatory developments. Our internal audit department has a team responsible for IT and information security (including cybersecurity) audits. We engage independent third-party cybersecurity firms to perform assessments, penetration testing, program reviews and other evaluations designed to identify potential cybersecurity risks and areas for improvement. Our cybersecurity efforts also include mandatory training for all employees and contractors on OpenText’s security and privacy policies as well as other ancillary trainings on topics such as phishing emails and other social engineering tactics.
In Fiscal 2026, we did not identify any cybersecurity threats or incidents or risks of such incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, see “Risk Factors—Risks Related to our Business and Industry” in this Annual Report on Form 10-K.
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
Our Chief Information Security Officer (CISO) leads the Company’s cybersecurity program and has more than 20 years of experience managing and directing global information security functions and possesses the requisite education, skills, experience, and industry certifications expected of an individual assigned to these duties. The CISO is responsible for overseeing cybersecurity strategy, risk assessment, incident response, security operations, and cybersecurity governance activities. The CISO receives regular information regarding cybersecurity threats, vulnerabilities, incidents, and risk mitigation efforts and provides management with reporting regarding the Company's cybersecurity risk posture.
The CISO reports to the Chief Digital Officer (CDO), who is responsible for the Company's broader information technology strategy and operations, including capabilities related to cybersecurity resilience, incident response, and business recovery. Management, including the CISO and CDO, periodically reports to the Audit Committee and the Board of Directors regarding cybersecurity risks, significant incidents, emerging threats, mitigation activities, and the overall effectiveness of the Company's cybersecurity program.

Item 2. Properties
Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel, totaling approximately 0.4 million square feet of owned facilities and approximately 3.2 million square feet of leased facilities.
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
Certain of the Company’s subsidiaries also own buildings in the U.S. and Canada with approximately 197,000 square feet as of June 30, 2026. These facilities are primarily used by the Company as data centers and office space.
Leased Facilities
The following table sets forth the location and approximate square footage of our leased facilities as of June 30, 2026:

Square Footage
Americas (1)	1,046,493
EMEA (2)	759,384
Asia Pacific (3)	1,421,656
Total	3,227,533
_____________________
(1)Americas consists of countries in North, Central and South America.
(2)EMEA consists of countries in Europe, the Middle East and Africa.
(3)Asia Pacific primarily consists of India, Philippines and China.
Included in the total approximate square footage of leased facilities is approximately 2.6 million square feet of operational space and approximately 0.7 million square feet of vacated space which has either been sublet or is being actively marketed for sublease or disposition.
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
On June 30, 2026, the closing price of our Common Shares on the NASDAQ was $22.15 per share, and on the TSX was Canadian $31.39 per share.
As at June 30, 2026, we had 342 shareholders of record holding our Common Shares of which 291 were U.S. shareholders.
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
Issuer Purchases of Equity Securities
On August 6, 2025, the Company renewed its share repurchase plan, pursuant to which we were authorized to purchase for cancellation, over the 12-month period commencing on August 12, 2025 until August 11, 2026, up to an aggregate of $300 million of our Common Shares on the Toronto Stock Exchange (TSX) (as part of the Fiscal 2026 NCIB, as defined below), the NASDAQ and/or alternative trading systems in Canada and/or the U.S. (the Fiscal 2026 Repurchase Plan). On February 10, 2026, we increased the authorized limit of the Fiscal 2026 Repurchase Plan by $200 million to $500 million. The Fiscal 2026 Repurchase Plan included a normal course issuer bid (the Fiscal 2026 NCIB) to provide means to execute purchases over the TSX.
During the year ended June 30, 2026, we repurchased and cancelled 14,761,123 Common Shares for $415.7 million, inclusive of 2% Canadian excise taxes recorded, under the Fiscal 2025 and Fiscal 2026 Repurchase Plans. The Fiscal 2025 Repurchase Plan, pursuant to which we were authorized to purchase for cancellation up to an aggregate of $450 million of our Common Shares, expired on August 6, 2025.
In August 2026, the Company renewed its share repurchase plan, pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 12, 2026 until August 11, 2027, if considered advisable, up to a maximum of 10% of the public float of its Common Shares (calculated in accordance with TSX rules) on the TSX (as part of a Fiscal 2027 NCIB, defined below), the NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the Fiscal 2027 Repurchase Plan). The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2027 Repurchase Plan will be effected in accordance with Rule 10b-18 under the Exchange Act and includes a normal course issuer bid (the Fiscal 2027 NCIB) to provide means to execute purchases over the TSX. The TSX approved the Company’s notice of intention to commence the Fiscal 2027 NCIB. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 23,846,439 (representing 10% of the Company’s public float calculated in accordance with TSX rules) as of July 31, 2026, and the maximum number of Common Shares that can be purchased on a single day is 447,218 Common Shares, which was 25% of 1,788,872 (calculated in accordance with TSX rules based on the average daily trading volume for the Common Shares on the TSX for the six months ended July 31, 2026), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18 under the Exchange Act. Further, as part of the renewal of the Fiscal 2026 NCIB, the Company established an automatic share purchase plan (ASPP) with its broker to facilitate repurchases of Common Shares.
Stock Purchases
During the three months ended June 30, 2026, we made the following repurchases under the Fiscal 2026 Repurchase Plan:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2026 through April 30, 2026	—	$—	—	11,538,456
May 1, 2026 through May 31, 2026	51,500	23.18	51,500	11,486,956
June 1, 2026 through June 30, 2026	484,400	21.96	484,400	11,002,556
Total	535,900	$22.08	535,900	11,002,556	(3)
______________________
(1)Excludes 2% Canadian excise taxes recorded related to repurchases under the Fiscal 2026 Repurchase Plan. See Note 13 “Equity and Share-based Compensation” for more details.
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
(3)Excludes 2,166,500 Common Shares repurchased for issuance to our employees under the LTIP that are included as part of the aggregate limit of 24,906,456 Common Shares in accordance with TSX rules.
Stock Performance Graph and Cumulative Total Return
The following graph compares the five-year period ending June 30, 2026, the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:
•an index of companies in the software application industry (S&P North American Technology-Software Index);
•the NASDAQ Composite Index; and
•the S&P/TSX Composite Index.
The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2021, as compared with the cumulative return on a $100 investment in the S&P North American Technology-Software Index, the NASDAQ Composite Index and the S&P/TSX Composite Index (the Indices) made on the same day. Dividends declared on securities comprising the respective Indices and declared on our Common Shares are assumed to be reinvested. The performance of our Common Shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

The chart below provides information with respect to the value of $100 invested on June 30, 2021, in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

	June 30, 2021	June 30, 2022	June 30, 2023	June 30, 2024	June 30, 2025	June 30, 2026
Open Text Corporation	$100.00	$75.93	$85.83	$63.78	$64.27	$50.69
S&P North American Technology-Software Index	$100.00	$70.10	$91.24	$114.57	$145.68	$120.12
NASDAQ Composite Index	$100.00	$76.57	$96.59	$125.19	$144.81	$187.50
S&P/TSX Composite Index	$100.00	$92.72	$99.75	$108.21	$137.26	$174.99
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
United States Tax Matters
U.S. residents
The following discussion summarizes certain U.S. federal income tax considerations relevant to an investment in the Common Shares by a U.S. holder. For purposes of this summary, a “U.S. holder” is a beneficial owner of Common Shares that holds such shares as capital assets under the U.S. Internal Revenue Code of 1986, as amended (the Code), and is a citizen or resident of the U.S. and not of Canada, a corporation organized under the laws of the U.S. or any political subdivision thereof, or a person that is otherwise subject to U.S. federal income tax on a net income basis in respect of Common Shares. It does not address any aspect of U.S. federal gift or estate tax, or of state, local or non-U.S. tax laws and does not address aspects of U.S. federal income taxation applicable to U.S. holders holding options, warrants or other rights to acquire Common Shares. Further, this discussion does not address the U.S. federal income tax consequences to U.S. holders that are subject to special treatment under U.S. federal income tax laws, including, but not limited to U.S. holders owning directly, indirectly or by attribution 10% or more of the voting power or value of the Company’s stock; broker-dealers; banks or insurance companies; financial institutions; regulated investment companies; taxpayers who have elected mark-to-market accounting; tax-exempt organizations; taxpayers who hold Common Shares as part of a “straddle,” “hedge,” or “conversion transaction” with other investments; individual retirement or other tax-deferred accounts; taxpayers whose functional currency is not the U.S. dollar; partnerships or the partners therein; S corporations; or U.S. expatriates.
The discussion is based upon the provisions of the Code, the Treasury regulations promulgated thereunder, the Convention Between the U.S. and Canada with Respect to Taxes on Income and Capital, together with related Protocols and Competent Authority Agreements (the Convention), the administrative practices published by the U.S. Internal Revenue Service (IRS) and U.S. judicial decisions, all of which are subject to change. This discussion does not consider the potential effects, both adverse and beneficial, of any recently proposed legislation which, if enacted, could be applied, possibly on a retroactive basis, at any time.
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
For purposes of determining a U.S. holder’s U.S. foreign tax credit limitation, dividends paid by the Company generally will be treated as “passive category” income from sources outside the U.S. However, if the Company were to be treated as a U.S.-owned foreign corporation for any year, the portion of the dividends paid in that year that is attributable to the Company’s U.S.-source earnings and profits may be re-characterized as U.S.-source income for foreign tax credit purposes. A U.S.-owned foreign corporation is any foreign corporation when 50% or more of the value or voting power of its stock is owned by U.S. persons (directly, indirectly or by attribution). The Company does not expect to calculate its earnings and profits under U.S. federal income tax principles. Therefore, the effect of this rule may cause dividends paid by the Company to be treated as entirely from sources within the U.S. This could limit a U.S. holder’s ability to claim a foreign tax credit for any Canadian taxes withheld from the dividends. A U.S. holder entitled to benefits under the Convention may, however, elect to treat dividends paid by the Company as foreign source income for foreign tax credit purposes, subject to certain requirements. The foreign tax credit rules are complex. U.S. holders should consult their own tax advisors with respect to the implications of those rules for their investments in the Common Shares.
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
Passive Foreign Investment Company Rules
Special U.S. federal income tax rules apply to U.S. persons owning shares of a PFIC. The Company will be classified as a PFIC in a particular taxable year if either: (i) 75 percent or more of the Company’s gross income for the taxable year is passive income, or (ii) the average percentage of the value of the Company’s assets that produce or are held for the production of passive income is at least 50 percent. If the Company is treated as a PFIC for any year, U.S. holders may be subject to adverse tax consequences upon a sale, exchange, or other disposition of the Common Shares, or upon the receipt of certain “excess distributions” in respect of the Common Shares. Dividends paid by a PFIC are not qualified dividends eligible for taxation at preferential rates. Based on audited consolidated financial statements, we believe that the Company was not treated as a PFIC for U.S. federal income tax purposes with respect to its 2025 or 2026 taxable years. In addition, based on a review of the Company’s audited consolidated financial statements and its current expectations regarding the value and nature of its assets and the sources and nature of its income, the Company does not anticipate being treated as a PFIC for the 2027 taxable year.
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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal years beginning July 1, 2026 and ending June 30, 2027 (Fiscal 2027) and July 1, 2027 and ending June 30, 2028 (Fiscal 2028) on growth in earnings and cash flows; (ii) creating value through investments in broader data management capabilities; (iii) our future business plans and operations, strategic goals and business planning process, including the Company’s business optimization plan announced in July 2024 (the Business Optimization Plan) and the potential redeployment of capital from non-core assets to enhance focus on our core data management business as clients increasingly adopt AI and support long-term shareholder returns; (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases, the timing thereof and the clients targeted; (viii) the Company’s financial condition, results of operations and earnings; (ix) the basis for any future growth, including organic and inorganic growth, and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) acquisitions and their expected impact, including our ability to realize the benefits expected from the acquisitions and to successfully integrate the assets we acquire or utilize such assets to their full capacity (see Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details); (xxiii) tax audits; (xxiv) the expected impact of the Russia-Ukraine and Middle East conflicts and other geopolitical disputes on our business;(xxv) expected costs of the restructuring and Business Optimization Plan; (xxvi) initiatives we establish and targets that we set related to corporate citizenship-related activities; (xxvii) divestitures and their expected impact (see Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details); (xxviii) the implementation of or changes to global tariff regimes or other trade policies and the resulting uncertainty to the macroeconomic environment; (xxix) the expected impact of our share repurchase plan on our overall strategic capital allocation; and (xxx) other matters.
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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) our inability to realize successfully any anticipated synergy benefits from acquisitions; (ii) the actual and potential impacts of the use of cash and incurrence of indebtedness, including the granting of security interests related to such debt; (iii) the change in scope and size of our operations as a result of acquisitions or divestitures and risks relating to any such acquisitions or divestitures and the impact of divestitures on our remaining business, including the divestiture of eDOCS and the divestiture of Vertica; (iv) the uncertainty around expectations related to the business prospects from potential acquisitions; (v) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (vi) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses; (vii) the potential for the incurrence of or assumption of debt in connection with acquisitions, its impact on future operations and on the ratings or outlooks of rating agencies on our outstanding debt securities, the possibility of not being able to generate sufficient cash to service all indebtedness, and our ability to reduce our outstanding debt; (viii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (ix) the risks associated with bringing new products and services to market; (x) fluctuations in currency exchange rates (including as a result of the impact of any policy changes resulting from trade and tariff disputes) and the impact of mark-to-market valuation relating to associated derivatives; (xi) delays in the purchasing decisions of the Company’s clients; (xii) competition the Company faces in its industry and/or marketplace; (xiii) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xiv) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xvi) the continuous commitment of the Company’s clients; (xvii) demand for the Company’s products and services; (xviii) increase in exposure to international business risks including the impact of geopolitical instability, political unrest, war and other global conflicts, and other geopolitical tensions, including the Russia-Ukraine and Middle East conflicts, as we continue to increase our international operations; (xix) adverse macroeconomic conditions, such as potential increases or changes in global tariff policies and structures and the timing thereof, the effects of global relations, including escalating tensions, imposition of tariffs, retaliatory measures, restrictive regulations or boycotts, and other trade policies, inflation, disruptions in global supply chains and increased labour costs; (xx) inability to raise capital at all or on not unfavourable terms in the future; (xxi) downward pressure on our share price and the dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xxii) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the data management market; (ix) the Company’s competitive position in the data management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by clients; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the data management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company’s offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic due to remote working arrangements; (xiv) the integration of AI and other machine learning into some of our products, systems or solutions; (xv) failure to achieve any corporate citizenship-related targets we set; (xvi) failure to attract and retain key personnel to develop and effectively manage the Company’s business; (xvii) the ability of the Company’s subsidiaries to make distributions to the Company and (xviii) increased attention from shareholders, governments, clients and other key relationships regarding our corporate citizenship practices and increased regulatory scrutiny of such practices and related disclosures, which could impact our business activities, financial performance and reputation.
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
All dollar and percentage comparisons made herein refer to the year ended June 30, 2026 compared with the year ended June 30, 2025, unless otherwise noted. Refer to Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2025 for a comparative discussion of our Fiscal 2025 financial results as compared to Fiscal 2024.
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.
Executive Overview
Incorporated in 1991, OpenText is a leading provider of data management for enterprise AI. We are Canadian in our roots and global in our reach. We provide the secure data foundation in the AI stack, the trusted context that makes credible AI outcomes possible. We give clients the choice to transform and operate at their best: deployment on-premise or in the cloud, with the type of cloud they need, public, private or sovereign, and to integrate with any enterprise-grade language model. We operate across the private, public, and highly regulated sectors including retail, financial services, government, manufacturing, healthcare, energy, and logistics.
As enterprise adoption of AI continues to evolve, organizations increasingly require trusted, governed enterprise data to deploy AI effectively. OpenText’s products and solutions build on the Company’s longstanding data management capabilities to help clients meet those evolving requirements. Our products and solutions are a critical layer in the AI stack that connect enterprise data to AI for trusted outcomes. OpenText’s data management products and solutions manage and govern the creation, capture, use, analysis, and lifecycle of structured and unstructured enterprise data. We help organizations manage and integrate their data, unlocking its value for trusted AI results, while meeting privacy and compliance requirements, so clients can move confidently from AI experimentation to enterprise-scale AI adoption. To accelerate agentic AI and business transformation, OpenText enables clients to deploy in the cloud of their choice, with the AI model that best meets business, security, and regulatory obligations.
Our AI-first solutions are available across a combination of private, public and sovereign cloud, managed cloud services, API and on-premise environments. This deployment flexibility enables organizations to operate across hybrid and multi-cloud environments while meeting operational, security, and regulatory obligations. By supporting clients wherever they are in their AI journey, we aim to build long-term, high-value client relationships. Our investments in research and development (R&D) drive ongoing innovation in AI, cloud, and cybersecurity, seeking to increase the value of our offerings to our existing and prospective client base, which includes global enterprises, small and medium-sized businesses (SMBs), regulated industries, governments, and other clients around the world.
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. Our ticker symbol on both the NASDAQ and the TSX is “OTEX.”
As of June 30, 2026, we had approximately 19,900 employees, of which approximately 6,900 or 35% are in the Americas, 4,600 or 23% are in EMEA and 8,400 or 42% are in Asia Pacific. Currently, we have employees in 42 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our clients. See “Results of Operations” below for our definitions of geographic regions.

Fiscal 2026 Summary:
During Fiscal 2026, we saw the following activity as compared to Fiscal 2025:
•Total revenue was $5,246.4 million, up 1.5% compared to the prior fiscal year; down 0.5% after excluding the favourable impact of $136.0 million of foreign currency exchange rates and adjusting for the impact of revenues divested from the eDOCS and Vertica businesses. Total revenue was up as increases in the Content, Business Network, ADM and ITOM product categories were offset by decreases in the Cybersecurity (Enterprise), Cybersecurity (SMB & Consumer), and Analytics product categories.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and customer support revenue, was $4,246.0 million, up 1.3% compared to the prior fiscal year; down 1.2% after excluding the favourable impact of $105.7 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $1,958.6 million, up 5.5% compared to the prior fiscal year; up 3.4% after excluding the favourable impact of $39.1 million of foreign exchange rate changes.
•GAAP-based gross margin was 73.7% compared to 72.3% in the prior fiscal year.
•Non-GAAP-based gross margin was 77.3% compared to 76.2% in the prior fiscal year.
•GAAP-based net income attributable to OpenText was $643.0 million compared to $435.9 million in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $1,101.7 million compared to $1,007.8 million in the prior fiscal year.
•GAAP-based earnings per share (EPS), diluted, was $2.58 compared to $1.65 in the prior fiscal year.
•Non-GAAP-based EPS, diluted, was $4.42 compared to $3.82 in the prior fiscal year.
•Adjusted EBITDA, a non-GAAP measure, was $1,903.2 million compared to $1,784.5 million in the prior fiscal year.
•Operating cash flow was $1,006.8 million for the year ended June 30, 2026, compared to $830.6 million in the prior fiscal year, up 21.2%.
•Free cash flow was $807.5 million for the year ended June 30, 2026, compared to $687.4 million in the prior fiscal year, up $120.1 million.
•Cash and cash equivalents were $956.0 million as of June 30, 2026, compared to $1,156.5 million as of June 30, 2025.
•Enterprise cloud bookings were $946.7 million for the year ended June 30, 2026, compared to $772.5 million for the year ended June 30, 2025. We define Enterprise cloud bookings as the total value from cloud services and subscriptions contracts entered into in the fiscal year that are new, committed and incremental to our existing contracts, entered into with our enterprise-based clients.
•During the year ended June 30, 2026, we repurchased and canceled 14,761,123 Common Shares for $415.7 million, inclusive of 2% Canadian excise taxes recorded (year ended June 30, 2025 and 2024— 14,524,664 and 5,073,913 Common Shares for $418.3 million and $152.3 million, respectively).
•During the year ended June 30, 2026, we declared and paid cash dividends of $1.10 per Common Share in the aggregate amount of $268.4 million, an increase of 5% compared to the prior fiscal year (year ended June 30, 2025 and 2024—$1.05 and $1.00 per Common Share, respectively, in the aggregate amount of $271.5 million and $267.4 million, respectively).
For the year ended June 30, 2026, we achieved all of our Fiscal 2026 outlook metrics as reported on May 7, 2026, other than Free Cash Flow due to the timing associated with receipt of payments at the end of the period.
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
Divestitures
On May 1, 2024, the Company completed the divestiture of its AMC business to Rocket Software Inc. (Rocket Software) for $2.275 billion in cash before taxes, fees and other adjustments (the AMC Divestiture). Working capital adjustments were finalized during Fiscal 2025 which resulted in a payment of $11.7 million to Rocket Software, and a decrease to the gain on the AMC Divestiture by $4.2 million. For Fiscal 2024, the results of the AMC business from July 1, 2023 through April 30, 2024 were recorded and presented within our Consolidated Financial Statements. See Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details.
On January 12, 2026, the Company completed the divestiture of an on-premise solution (eDOCS), a part of its Analytics product category, to NetDocuments, for $163.0 million in cash before taxes, fees and other adjustments. The Company used the proceeds from the transaction to prepay $163.0 million of the outstanding principal balance of the Acquisition Term Loan (as defined below). See Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more information.
On May 11, 2026, the Company completed the divestiture of Vertica, a part of its Analytics product category, to Rocket Software Inc. (Rocket Software) for $150.0 million in cash, before taxes, fees and other adjustments. The Company used the proceeds from the transaction to prepay $150.0 million of the outstanding debt. See Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more information.
Impacts of Geopolitical Conflicts and Diplomatic Tensions
We continue to monitor the geopolitical conflicts and diplomatic tensions around the world, including the Russia-Ukraine and Middle East conflicts. We have ceased all direct business in Russia and Belarus. While our operations within these locations are not material and we do not expect these geopolitical conflicts to have a material adverse effect on our overall business, results of operations or financial condition, it is not possible to predict the broader consequences or broader expansion of these conflicts, including adverse effects on the global economy, on our business and operations as well as those of our clients, partners and third-party service providers. For more information, see Part I, Item 1A “Risk Factors” included in this Annual Report on Form 10-K.

Outlook for Fiscal 2027
Financial Outlook
As of August 6, 2026, the Company’s full year Fiscal 2027 outlook is as follows:

Metrics	Fiscal 2027
Total revenues (as reported) (in millions) (1)	$5,135 to $5,185
Total revenues growth from Content, Business Network, ITOM, and Cybersecurity (Enterprise) product categories in constant currency (Non-GAAP) (2)	2% to 3%
Total cloud services and subscriptions revenues growth from Content, Business Network, ITOM, and Cybersecurity (Enterprise) product categories in constant currency (Non-GAAP) (3)	8% to 10%
Adjusted EBITDA Margin (Non-GAAP)	32% to 33%
Free Cash Flows (Non-GAAP) (in millions)	$625 to $725
______________________
(1)Total revenues (as reported) includes the expected unfavourable foreign currency impact of approximately $30 million in Fiscal 2027.
(2)Total revenues growth from Content, Business Network, ITOM, and Cybersecurity (Enterprise) product categories in constant currency excludes the expected unfavourable foreign currency impact of approximately $25 million in Fiscal 2027. Divestitures did not impact these product categories.
(3)Total cloud services and subscriptions revenues growth from Content, Business Network, ITOM, and Cybersecurity (Enterprise) product categories in constant currency excludes the expected unfavourable foreign currency impact of approximately $5 million in Fiscal 2027. Divestitures did not impact these product categories.
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
Divestitures and foreign currency exchange rate fluctuations can affect the comparability of our financial results between periods, particularly with respect to revenues. We believe setting Fiscal 2027 outlook metrics in constant currency and excluding divested revenues enhances transparency and facilitates meaningful period-to-period comparisons of our underlying performance. See “Impact on Revenues of Divested Businesses and Foreign Currency” (under “Result of Operations”) for additional information.
Furthermore, during the fourth quarter of Fiscal 2026, we launched an end-to-end enterprise assessment to identify actions to lay the foundation for our multi-year plan to grow shareholder value. This assessment focuses on a number of areas including our go-to-market strategy, portfolio composition and differentiation, sales and marketing enablement, our talent and culture, and execution model. We intend to complete this enterprise assessment in early Fiscal 2027 and, as a result, our outlook metrics by product categories, or other items, may be adjusted to align to changes as a result of the enterprise assessment. See “Risk Factors” included in Item 1A of this Annual Report on Form 10-K.
In addition, we intend to continue our strong capital allocation prog ram with our quarterly dividend and renewed share repurchase program. See Note 26 “Subsequent Events” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Strategic Priorities
We are a leading provider of secure data context for enterprise AI. Our products and solutions portfolio provide the secure data foundation in the AI stack, the trusted context that makes credible AI outcomes possible. Our strategy is centered around disciplined execution and capital allocation that we expect will return the business to organic and sustainable revenue growth on a constant currency basis.
For a discussion of our strategy and strategic pillars, see “Business — OpenText Strategy” included in Item 1 of this Annual Report on Form 10-K.

Additional Considerations
As previously announced, our Business Optimization Plan was designed to support strategic initiatives, integration and simplification efforts following the acquisition of Micro Focus International Limited (the Micro Focus Acquisition), the sale of the Company’s Application Modernization and Connectivity (AMC) business (the AMC Divestiture) and AI-first innovation and growth plans. As of June 30, 2026, we have incurred $223.9 million of the total expected costs of up to approximately $260.0 million. These costs primarily related to workforce reduction driven by automation, centralization, and simplification, as well as associated real estate footprint reductions globally.
The Business Optimization Plan along with other savings initiatives, when fully implemented, is expected to generate total annualized savings of approximately $490.0 million to $550.0 million. The Company realized approximately 70% of these savings during Fiscal 2025 and 2026, and expects to realize the remaining 30% in Fiscal 2027. The entire Business Optimization Plan is expected to be substantially completed by the second quarter of Fiscal 2027. See Part I, Item 1A, “Risk Factors” included within this Annual Report on Form 10-K for more details.
We conduct business globally and are subject to a complex and evolving international trade environment. Recent trade tensions among major economies have led to the dissolution of trade agreements and the imposition of tariffs and other restrictive measures. These tariffs and other restrictive measures do not currently target digital goods and services, including software, services, intangibles or other digital services; however, we cannot predict future trade policy or tariffs, including whether such digital goods and services will be subject to any form of tariffs or other restrictions in the future, or the timing of any impacts thereof. We also cannot predict the impact that such tariffs and other restrictive measures will have on the macroeconomic environment or our clients, which could adversely impact our business and our results of operations.
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
As part of cloud services and subscriptions revenues, in connection with cloud subscription and managed service contracts, we often agree to perform a variety of services before the customer goes live, such as converting and migrating customer data, building interfaces and providing training. These services are considered an outsourced suite of professional services which can involve certain project-based activities. These services can be provided at the initiation of a contract, during the implementation or on an ongoing basis as part of the customer life cycle. These services can be charged separately on a fixed fee or a time and materials basis, or the costs associated may be recovered as part of the ongoing cloud subscription or managed services fee. These outsourced professional services are considered to be distinct from the ongoing hosting services and represent a separate performance obligation within our cloud subscriptions or managed services arrangements. The obligation to provide outsourced professional services is satisfied over time, with the customer simultaneously receiving and consuming the benefits as we satisfy our performance obligations. For outsourced professional services, we recognize revenue by measuring progress toward the satisfaction of our performance obligation. Progress for services that are contracted for a fixed price is generally measured based on hours incurred as a portion of total estimated hours. As a practical expedient, when we invoice a customer at an amount that corresponds directly with the value to the customer of our performance to date, we recognize revenue at that amount.
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
License revenue
Our license revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses, which are primarily deployed on the customer’s premises (on-premise).
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
Our operations are analyzed by management and our chief operating decision maker (CODM) as being part of a single industry segment: the design, development, marketing and sales of data management software and solutions. Therefore, our goodwill impairment assessment is based on the allocation of goodwill to a single reporting unit.
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
Our annual impairment analysis of goodwill was performed as of April 1, 2026. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2026 (no impairments were recorded for Fiscal 2025 and Fiscal 2024, respectively).
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
The comparability of our operating results for the year ended June 30, 2026, as compared to the year ended June 30, 2025, was impacted by the divestitures of the eDOCS and Vertica businesses. The Company’s consolidated results excluded the results of eDOCS beginning January 12, 2026, and the results of Vertica beginning May 11, 2026. As such, consolidated operating results for the year ended June 30, 2026 include the operating results of the eDOCS and Vertica businesses up to their respective dates of divestiture and consolidated operating results for the years ended June 30, 2025 and 2024 include the full-year operating results for the eDOCS and Vertica businesses. For more details on the Company’s divestitures, see Note 19 “Acquisitions and Divestitures,” to the Consolidated Financial Statements.
The comparability of our operating results for the year ended June 30, 2025, as compared to the year ended June 30, 2024, was impacted by the AMC Divestiture, the results of which were excluded from the Company’s consolidated results beginning May 1, 2024. As such, AMC operating results through April 30, 2024, were included in the consolidated operating results for the year ended June 30, 2024, but were not included in the consolidated operating results for the year ended June 30, 2025.
The following tables illustrate the revenues contributed by the divested businesses during the years ended June 30, 2026, 2025 and 2024.

	Year Ended June 30,
(In thousands)	2026	2025	2024
Cloud services and subscriptions	$380	$828	$1,229
Customer support	51,035	73,757	359,674
License	29,122	35,949	172,597
Professional service and other	1,804	2,467	20,203
Total divested revenues	$82,341	$113,001	$553,703

	Year Ended June 30,
(In thousands)	2026	2025	2024
Vertica	$67,367	$83,673	$83,425
eDOCS	14,974	29,328	30,335
AMC	—	—	439,943
Total divested revenues	$82,341	$113,001	$553,703

Transition Services Agreements
In connection with the eDOCS and Vertica divestitures, the Company entered into separate transition services agreements (TSAs) with NetDocuments and Rocket Software, respectively, pursuant to which the Company agreed to provide certain transition services for up to 12 months following the closing date for the eDOCS divestiture and up to 18 months following the closing date for the Vertica divestiture. The costs of these transition services are reimbursable by NetDocuments and Rocket Software, respectively.
In connection with the AMC Divestiture, the Company entered into a TSA with Rocket Software, whereby the Company agreed to provide certain transition services to Rocket Software for up to 24 months following the closing date. These transition service costs were reimbursable by Rocket Software. All transition services pursuant to the TSA with Rocket Software were completed as of June 30, 2025.
The following table illustrates the financial statement impact of these TSA reimbursements for the periods presented, which were recorded as an offset to the respective costs incurred, within our Consolidated Statements of Income.

	Year Ended June 30,
(In thousands)	2026	2025	2024
Customer support cost of revenue	$329	$1,352	$543
Professional service and other cost of revenue	173	335	123
Research and development	262	715	258
Sales and marketing	118	2,823	1,009
General and administrative	1,818	26,379	9,583
Total	$2,700	$31,604	$11,516

Summary of Results of Operations

	Year Ended June 30,
(In thousands)	2026	Change increase (decrease)	2025	Change increase (decrease)	2024
Total Revenues by Product Type:
Cloud services and subscriptions	$1,958,554	$102,080	$1,856,474	$35,950	$1,820,524
Customer support	2,287,449	(46,588)	2,334,037	(379,260)	2,713,297
License	678,465	52,851	625,614	(208,548)	834,162
Professional service and other	321,933	(30,347)	352,280	(49,314)	401,594
Total revenues	5,246,401	77,996	5,168,405	(601,172)	5,769,577
Total Cost of Revenues	1,377,940	(56,178)	1,434,118	(144,431)	1,578,549
Total GAAP-based Gross Profit	3,868,461	134,174	3,734,287	(456,741)	4,191,028
Total GAAP-based Gross Margin %	73.7%		72.3%		72.6%
Total GAAP-based Operating Expenses	2,785,864	(55,734)	2,841,598	(462,345)	3,303,943
Total GAAP-based Income from Operations	$1,082,597	$189,908	$892,689	$5,604	$887,085

% Revenues by Product Type:
Cloud services and subscriptions	37.3%		35.9%		31.6%
Customer support	43.6%		45.2%		47.0%
License	12.9%		12.2%		14.4%
Professional service and other	6.2%		6.7%		7.0%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$700,617	$2,688	$697,929	$(15,830)	$713,759
Customer support	231,670	(18,640)	250,310	(42,423)	292,733
License	25,132	(6,807)	31,939	6,331	25,608
Professional service and other	245,912	(19,248)	265,160	(37,367)	302,527
Amortization of acquired technology-based intangible assets	174,609	(14,171)	188,780	(55,142)	243,922
Total cost of revenues	$1,377,940	$(56,178)	$1,434,118	$(144,431)	$1,578,549

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	64.2%		62.4%		60.8%
Customer support	89.9%		89.3%		89.2%
License	96.3%		94.9%		96.9%
Professional service and other	23.6%		24.7%		24.7%

Total Revenues by Geography: (1)
Americas (2)	$2,896,043	$(42,666)	$2,938,709	$(403,172)	$3,341,881
EMEA (3)	1,881,126	129,583	1,751,543	(126,927)	1,878,470
Asia Pacific (4)	469,232	(8,921)	478,153	(71,073)	549,226
Total revenues	$5,246,401	$77,996	$5,168,405	$(601,172)	$5,769,577
% Revenues by Geography:
Americas (2)	55.2%		56.9%		57.9%
EMEA (3)	35.9%		33.9%		32.6%
Asia Pacific (4)	8.9%		9.2%		9.5%

Other Metrics:
GAAP-based gross margin	73.7%		72.3%		72.6%
Non-GAAP-based gross margin (5)	77.3%		76.2%		77.3%
Net income, attributable to OpenText	$643,022		$435,868		$465,090
GAAP-based EPS, diluted	$2.58		$1.65		$1.71
Non-GAAP-based EPS, diluted (5)	$4.42		$3.82		$4.17
Adjusted EBITDA (5)	$1,903,162		$1,784,465		$1,970,200
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

Impact on Revenues of Divested Businesses and Foreign Currency
Divestitures and foreign currency exchange rate fluctuations can affect the comparability of our financial results between periods, particularly with respect to Total revenues. As a global company, changes in foreign currency exchange rates may have an impact on our reported results. Generally, a weaker U.S. Dollar relative to the currencies in which we conduct business has a favorable impact on our reported results, while a stronger U.S. Dollar has an unfavorable impact. We calculate our results adjusted for foreign currency fluctuations (constant currency) by translating current period results of our foreign subsidiaries into U.S. dollars using the exchange rates in effect during the comparable prior period. We believe disclosing the impacts of divestitures and foreign exchange rate fluctuations on Total revenues enhances transparency and facilitates meaningful period-to-period comparisons of our underlying performance.
The following tables show the impact of divested businesses and foreign currency on Total revenues for the years ended June 30, 2026 and 2025.

	Year Ended June 30,
(In thousands)	2026	Impact of foreign exchange	Change increase (decrease) excluding foreign exchange	2025
Total Revenues by Product Type:
Cloud services and subscriptions (1)	$1,958,174	$39,125	$63,403	$1,855,646
Customer support (1)	2,236,414	64,300	(88,166)	2,260,280
License (1)	649,343	18,330	41,348	589,665
Professional service and other (1)	320,129	11,456	(41,140)	349,813
Divested revenues	82,341	2,747	(33,407)	113,001
Total revenues (as reported)	$5,246,401	$135,958	$(57,962)	$5,168,405
% Total revenues growth (as reported)	1.5%	2.6%	(1.1)%
% Total revenues growth excluding divestitures (Non-GAAP)	2.1%	2.6%	(0.5)%

Total Revenues by Product Category:
Content	$2,240,193	$72,919	$31,327	$2,135,947
Business Network	644,233	8,322	2,997	632,914
ITOM	454,358	15,627	(13,962)	452,693
Cybersecurity (Enterprise)	689,733	15,849	(18,385)	692,269
Cybersecurity (SMB & Consumer)	516,631	8,214	(35,019)	543,436
ADM	502,070	11,389	14,786	475,895
Analytics (2)	116,842	891	(6,299)	122,250
Analytics divested revenues	82,341	2,747	(33,407)	113,001
Total revenues	$5,246,401	$135,958	$(57,962)	$5,168,405
______________________
(1)Cloud services and subscriptions, Customer support, License and Professional service and other revenues amount excludes the impact of the Vertica and eDOCS divestitures, which is shown in Divested revenues.
(2)Analytics revenues excludes the impact of the Vertica and eDOCS divestitures, which is shown in Analytics divested revenues.

	Year Ended June 30,
(In thousands)	2025	Impact of foreign exchange	Change increase (decrease) excluding foreign exchange	2024
Total Revenues by Product Type:
Cloud services and subscriptions (1)	$1,855,646	$(1,452)	$37,803	$1,819,295
Customer support (1)	2,260,280	(2,861)	(90,482)	2,353,623
License (1)	589,665	447	(72,347)	661,565
Professional service and other (1)	349,813	1,046	(32,624)	381,391
Divested revenues	113,001	—	(440,702)	553,703
Total revenues (as reported)	$5,168,405	$(2,820)	$(598,352)	$5,769,577
% Total revenues growth	(10.4)%	—%	(10.4)%
% Total revenues growth excluding divestitures (Non-GAAP)	(3.1)%	(0.1)%	(3.0)%

Total Revenues by Product Category
Content	$2,135,947	$(395)	$81,460	$2,054,882
Business Network	632,914	(913)	(8,511)	642,338
ITOM	452,693	(184)	(69,800)	522,677
Cybersecurity (Enterprise)	692,269	(1,419)	(37,696)	731,384
Cybersecurity (SMB & Consumer)	543,436	632	(81,564)	624,368
ADM (2)	475,895	(387)	(15,787)	492,069
Analytics (3)	122,250	(154)	(25,752)	148,156
ADM divested revenues	—	—	(439,943)	439,943
Analytics divested revenues	113,001	—	(759)	113,760
Total revenues	$5,168,405	$(2,820)	$(598,352)	$5,769,577
______________________
(1)Cloud services and subscriptions, Customer support, License and Professional service and other revenues amount excludes the impact of the Vertica and eDOCS divestitures for Fiscal 2025 and the AMC divestiture in Fiscal 2026, which is shown in Divested revenues.
(2)ADM revenues excludes the impact of the AMC divestiture for Fiscal 2024, which is shown in ADM divested revenues.
(3)Analytics revenues excludes the impact of the Vertica and eDOCS divestitures, which is shown in Analytics divested revenues.

Revenues, Cost of Revenues and Gross Margin by Product Type
1)    Cloud Services and Subscriptions:
Cloud services and subscriptions revenues are from hosting arrangements where in connection with the licensing of software, the end user does not take possession of the software, as well as from end-to-end fully outsourced business-to-business integration solutions to our clients (collectively referred to as cloud arrangements). The software application resides on our hardware or that of a third-party, and the client accesses and uses the software on an as-needed basis via an identified line. Our cloud arrangements can be broadly categorized as platform as a service, software as a service, cloud subscriptions and managed services.
For the year ended June 30, 2026, our cloud net renewal rate (Cloud NRR), excluding the impact of Carbonite Inc. and Zix Corporation, decreased to 94% from 96%, as compared to the year ended June 30, 2025. Cloud net renewal rate measures the percentage of annual contract value retained from Enterprise cloud client subscription agreements available to renew, after giving effect to contract expansions (such as price increases and upsells) and reductions (cancellations). Cloud NRR excludes internal portfolio movements (such as migrations to the Company’s other Cloud offerings). Cloud NRR includes enterprise-based clients, which contribute approximately 90% of the Company’s total revenues, and excludes the impact of Carbonite Inc. and Zix Corporation, whose businesses primarily serve our small- and medium-sized business and consumer clients and comprise the remainder of our revenues.
Cost of Cloud services and subscriptions revenues is comprised primarily of third-party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs and some third-party royalty costs.

	Year Ended June 30,
(In thousands)	2026	Change increase (decrease)	2025	Change increase (decrease)	2024
Cloud Services and Subscriptions:
Americas	$1,350,616	$3,522	$1,347,094	$(5,337)	$1,352,431
EMEA	489,657	93,786	395,871	43,004	352,867
Asia Pacific	118,281	4,772	113,509	(1,717)	115,226
Total Cloud Services and Subscriptions Revenues	1,958,554	102,080	1,856,474	35,950	1,820,524
Cost of Cloud Services and Subscriptions Revenues	700,617	2,688	697,929	(15,830)	713,759
GAAP-based Cloud Services and Subscriptions Gross Profit	$1,257,937	$99,392	$1,158,545	$51,780	$1,106,765
GAAP-based Cloud Services and Subscriptions Gross Margin %	64.2%		62.4%		60.8%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	69.0%		72.6%		74.3%
EMEA	25.0%		21.3%		19.4%
Asia Pacific	6.0%		6.1%		6.3%
Cloud services and subscriptions revenues increased by $102.1 million or 5.5% during the year ended June 30, 2026 as compared to the prior fiscal year; up 3.4% after excluding the favourable impact of $39.1 million of foreign exchange rate changes. The change was primarily driven by increases in the Content, Business Network, ITOM and ADM product categories, partly offset by decreases in the Cybersecurity (SMB & Consumer), Cybersecurity (Enterprise) and Analytics product categories. Geographically, the overall change was attributable to an increase in EMEA of $93.8 million, an increase in Asia Pacific of $4.8 million, and an increase in Americas of $3.5 million.
There were 191 cloud services contracts greater than $1.0 million that closed during Fiscal 2026, compared to 149 contracts during Fiscal 2025.
Cost of Cloud services and subscriptions revenues increased by $2.7 million during the year ended June 30, 2026 as compared to the prior fiscal year. This was primarily due to an increase in third-party network usage fees of $6.5 million, partially offset by a decrease in labour-related costs of $3.1 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 64% from 62%.

2)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our clients to receive technical support, enhancements and upgrades to new versions of our software products when available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the customer. Our management reviews our customer support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our customer service performance.
For the year ended June 30, 2026, our customer support net renewal rate (Customer Support NRR), excluding the impact of Carbonite Inc. and Zix Corporation, increased to 93% from 91%, for the year ended June 30, 2025. Customer Support NRR measures the percentage of annual contract value retained from Enterprise customer support agreements available to renew, after giving effect to contract expansions (such as price increases and upsells) and reductions (cancellations). Customer Support NRR excludes internal portfolio movements (such as migrations to the Company's Cloud and other offerings). Customer Support NRR includes enterprise-based clients, which contribute approximately 90% of the Company’s revenues, and excludes the impact of Carbonite Inc. and Zix Corporation, whose businesses primarily serve small- and medium-sized business and consumer clients and comprise the remainder of our revenues.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third-party royalty costs.

	Year Ended June 30,
(In thousands)	2026	Change increase (decrease)	2025	Change increase (decrease)	2024
Customer Support Revenues:
Americas	$1,139,683	$(63,032)	$1,202,715	$(251,356)	$1,454,071
EMEA	926,757	24,716	902,041	(89,740)	991,781
Asia Pacific	221,009	(8,272)	229,281	(38,164)	267,445
Total Customer Support Revenues	2,287,449	(46,588)	2,334,037	(379,260)	2,713,297
Cost of Customer Support Revenues	231,670	(18,640)	250,310	(42,423)	292,733
GAAP-based Customer Support Gross Profit	$2,055,779	$(27,948)	$2,083,727	$(336,837)	$2,420,564
GAAP-based Customer Support Gross Margin %	89.9%		89.3%		89.2%

% Customer Support Revenues by Geography:
Americas	49.8%		51.5%		53.6%
EMEA	40.5%		38.6%		36.6%
Asia Pacific	9.7%		9.9%		9.8%
Customer support revenues decreased by $46.6 million or 2.0% during the year ended June 30, 2026 as compared to the prior fiscal year; down 4.8% after excluding the favourable impact of $66.5 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $63.0 million and a decrease in Asia Pacific of $8.3 million, partially offset by an increase in EMEA of $24.7 million.
Cost of Customer support revenues decreased by $18.6 million during the year ended June 30, 2026 as compared to the prior fiscal year, primarily due to a decrease in labour-related costs of $17.6 million. Overall, the gross margin percentage on Customer support revenues increased to 90% from 89%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Year Ended June 30,
(In thousands)	2026	Change increase (decrease)	2025	Change increase (decrease)	2024
License Revenues:
Americas	$300,455	$36,204	$264,251	$(115,849)	$380,100
EMEA	297,836	22,112	275,724	(62,373)	338,097
Asia Pacific	80,174	(5,465)	85,639	(30,326)	115,965
Total License Revenues	678,465	52,851	625,614	(208,548)	834,162
Cost of License Revenues	25,132	(6,807)	31,939	6,331	25,608
GAAP-based License Gross Profit	$653,333	$59,658	$593,675	$(214,879)	$808,554
GAAP-based License Gross Margin %	96.3%		94.9%		96.9%

% License Revenues by Geography:
Americas	44.3%		42.2%		45.6%
EMEA	43.9%		44.1%		40.5%
Asia Pacific	11.8%		13.7%		13.9%
License revenues increased by $52.9 million or 8.4% during the year ended June 30, 2026 as compared to the prior fiscal year; up 5.4% after excluding the favourable impact of $18.8 million of foreign exchange rate changes. Geographically, the overall change was attributable to an increase in Americas of $36.2 million and an increase in EMEA of $22.1 million, partially offset by a decrease in Asia Pacific of $5.5 million.
During Fiscal 2026, we closed 245 license contracts greater than $0.5 million, of which 98 contracts were greater than $1.0 million, contributing $342.5 million of License revenues. This was compared to 211 license contracts greater than $0.5 million during Fiscal 2025, of which 79 contracts were greater than $1.0 million, contributing $228.5 million of License revenues.
Cost of License revenues decreased by $6.8 million during the year ended June 30, 2026 as compared to the prior fiscal year. Overall, the gross margin percentage on License revenues increased to 96% from 95%.
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

	Year Ended June 30,
(In thousands)	2026	Change increase (decrease)	2025	Change increase (decrease)	2024
Professional Service and Other Revenues:
Americas	$105,289	$(19,360)	$124,649	$(30,630)	$155,279
EMEA	166,876	(11,031)	177,907	(17,818)	195,725
Asia Pacific	49,768	44	49,724	(866)	50,590
Total Professional Service and Other Revenues	321,933	(30,347)	352,280	(49,314)	401,594
Cost of Professional Service and Other Revenues	245,912	(19,248)	265,160	(37,367)	302,527
GAAP-based Professional Service and Other Gross Profit	$76,021	$(11,099)	$87,120	$(11,947)	$99,067
GAAP-based Professional Service and Other Gross Margin %	23.6%		24.7%		24.7%

% Professional Service and Other Revenues by Geography:
Americas	32.7%		35.4%		38.7%
EMEA	51.8%		50.5%		48.7%
Asia Pacific	15.5%		14.1%		12.6%
Professional service and other revenues decreased by $30.3 million or 8.6% during the year ended June 30, 2026 as compared to the prior fiscal year; down 11.9% after excluding the favourable impact of $11.5 million of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in Americas of $19.4 million and a decrease in EMEA of $11.0 million.
Cost of Professional service and other revenues decreased by $19.2 million during the year ended June 30, 2026 as compared to the prior fiscal year. This was primarily due to a decrease in labour-related costs of $20.5 million. Overall, the gross margin percentage on Professional service and other revenues decreased to 24% from 25%.
Amortization of Acquired Technology-based Intangible Assets

	Year Ended June 30,
(In thousands)	2026	Change increase (decrease)	2025	Change increase (decrease)	2024
Amortization of acquired technology-based intangible assets	$174,609	$(14,171)	$188,780	$(55,142)	$243,922
Amortization of acquired technology-based intangible assets decreased during the year ended June 30, 2026 by $14.2 million as compared to the prior fiscal year. This was primarily due to reduced amortization related to technology-based intangible assets from previous acquisitions becoming fully amortized, and a reduction in amortization related to the Vertica Divestiture.

Operating Expenses

	Year Ended June 30,
(In thousands)	2026	Change increase (decrease)	2025	Change increase (decrease)	2024
Research and development	$647,707	$(108,229)	$755,936	$(108,527)	$864,463
Sales and marketing	1,136,030	76,533	1,059,497	(103,637)	1,163,134
General and administrative	436,566	8,755	427,811	(149,227)	577,038
Depreciation	143,938	13,365	130,573	(1,026)	131,599
Amortization of acquired customer-based intangible assets	288,603	(33,288)	321,891	(110,513)	432,404
Special charges (recoveries)	133,020	(12,870)	145,890	10,585	135,305
Total operating expenses	$2,785,864	$(55,734)	$2,841,598	$(462,345)	$3,303,943

% of Total Revenues:
Research and development	12.3%		14.6%		15.0%
Sales and marketing	21.7%		20.5%		20.2%
General and administrative	8.3%		8.3%		10.0%
Depreciation	2.7%		2.5%		2.3%
Amortization of acquired customer-based intangible assets	5.5%		6.2%		7.5%
Special charges (recoveries)	2.5%		2.8%		2.3%
Research and development expenses consist primarily of payroll and payroll-related benefits expenses, contracted research and development expenses and facility costs. Research and development enables organic growth and improves product stability and functionality, and accordingly, we dedicate extensive efforts to updating and upgrading our product offerings. The primary drivers are typically software upgrades and development.

	Change between Fiscal Years increase (decrease)
(In thousands)	2026 and 2025	2025 and 2024
Payroll and payroll-related benefits	$(83,441)	$(53,387)
Contract labour and consulting	(6,661)	(15,317)
Share-based compensation	(10,879)	(13,507)
Travel and communication	(1,523)	(1,529)
Facilities	(5,382)	(19,137)
Other miscellaneous	(343)	(5,650)
Total change in research and development expenses	$(108,229)	$(108,527)
Research and development expenses decreased by $108.2 million during the year ended June 30, 2026, as compared to the prior fiscal year, primarily from restructuring and other cost savings initiatives. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $83.4 million, share-based compensation expense decreased by $10.9 million, contract labour and consulting decreased by $6.7 million and facility-related expenses decreased by $5.4 million. Overall, our research and development expenses, as a percentage of total revenues, decreased to 12% compared to 15% in the prior fiscal year.
Our research and development labour resources decreased by 1,091 employees, from 7,432 employees at June 30, 2025 to 6,341 employees at June 30, 2026.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

	Change between Fiscal Years increase (decrease)
(In thousands)	2026 and 2025	2025 and 2024
Payroll and payroll-related benefits	$64,097	$(71,022)
Commissions	34,041	(13,673)
Contract labour and consulting	(3,375)	(4,250)
Share-based compensation	(6,872)	(8,851)
Travel and communication	6,794	(2,005)
Marketing expenses	(3,470)	1,781
Facilities	(7,185)	(7,712)
Credit loss expense (recovery)	(2,283)	4,269
Other miscellaneous	(5,214)	(2,174)
Total change in sales and marketing expenses	$76,533	$(103,637)
Sales and marketing expenses increased by $76.5 million during the year ended June 30, 2026, as compared to the prior fiscal year, primarily driven by investments in sales employees and higher commissions from increased large-deal volumes in both License and Cloud services contracts. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, increased by $64.1 million, commissions increased by $34.0 million and travel and communication expenses increased by $6.8 million, partially offset by decreases in facility-related expenses of $7.2 million, share-based compensation expense of $6.9 million, and contract labour and consulting expenses of $3.4 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 22% compared to 20% in the prior fiscal year.
Our sales and marketing labour resources decreased by 19 employees, from 3,959 employees at June 30, 2025 to 3,940 employees at June 30, 2026.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

	Change between Fiscal Years increase (decrease)
(In thousands)	2026 and 2025	2025 and 2024
Payroll and payroll-related benefits	$(12,666)	$(38,794)
Contract labour and consulting	15,741	(23,550)
Share-based compensation	(1,426)	(6,697)
Travel and communication	(2,679)	(10,108)
Facilities	12,963	3,892
Other miscellaneous	(3,178)	(73,970)
Total change in general and administrative expenses	$8,755	$(149,227)
General and administrative expenses increased by $8.8 million during the year ended June 30, 2026, as compared to the prior fiscal year. Contract labour and consulting expenses increased by $15.7 million and facility-related expenses increased by $13.0 million. These increases were partially offset by decreases in payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, of $12.7 million, other miscellaneous costs of $3.2 million and travel and communication expenses of $2.7 million. Overall, general and administrative expenses, as a percentage of total revenues, remained stable at 8%.
Our general and administrative labour resources decreased by 167 employees, from 2,841 employees at June 30, 2025 to 2,674 employees at June 30, 2026.

Depreciation expenses

	Year Ended June 30,
(In thousands)	2026	Change increase (decrease)	2025	Change increase (decrease)	2024
Depreciation	$143,938	$13,365	$130,573	$(1,026)	$131,599
Depreciation expenses increased during the year ended June 30, 2026 by $13.4 million compared to the prior fiscal year. Depreciation expenses as a percentage of total revenue remained stable for the year ended June 30, 2026 at 3% as compared to the prior fiscal year.
Amortization of acquired customer-based intangible assets

	Year Ended June 30,
(In thousands)	2026	Change increase (decrease)	2025	Change increase (decrease)	2024
Amortization of acquired customer-based intangible assets	$288,603	$(33,288)	$321,891	$(110,513)	$432,404
Amortization of acquired customer-based intangible assets decreased during the year ended June 30, 2026 by $33.3 million as compared to the prior fiscal year. This was primarily due to a reduction in amortization related to customer-based intangible assets from previous acquisitions becoming fully amortized and a reduction in amortization related to the Vertica Divestiture.
Special charges (recoveries)
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

	Year Ended June 30,
(In thousands)	2026	Change increase (decrease)	2025	Change increase (decrease)	2024
Special charges (recoveries)	$133,020	$(12,870)	$145,890	$10,585	$135,305
Special charges (recoveries) decreased by $12.9 million during the year ended June 30, 2026 as compared to the prior fiscal year. This was primarily due to a decrease in restructuring costs of $31.9 million related to the timing of the Business Optimization Plan, partially offset by an increase in divestiture related costs of $17.0 million and an increase in other miscellaneous charges of $4.8 million, as compared to the prior fiscal year.
For more details on Special charges (recoveries), see Note 18 “Special Charges (Recoveries)” to our Consolidated Financial Statements.

Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Year Ended June 30,
(In thousands)	2026	Change increase (decrease)	2025	Change increase (decrease)	2024
Foreign exchange gains (losses)	$3,228	$28,116	$(24,888)	$(26,090)	$1,202
Unrealized gains (losses) on derivatives not designated as hedges (1)	27,369	71,655	(44,286)	(47,402)	3,116
Realized gains (losses) on derivatives not designated as hedges (2)	—	10,380	(10,380)	(10,380)	—
OpenText share in net income (loss) of equity investees (3)	(4,049)	(4,279)	230	18,424	(18,194)
Loss on debt extinguishment (4)	(18,787)	(18,787)	—	56,393	(56,393)
Gain (adjustments to gain) on divestitures (5)	76,136	80,311	(4,175)	(433,277)	429,102
Other miscellaneous income (expense)	1,978	1,266	712	1,154	(442)
Total other income (expense), net	$85,875	$168,662	$(82,787)	$(441,178)	$358,391
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
(3)Represents our share in net income of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see Note 9 “Prepaid Expenses and Other Assets” to our Consolidated Financial Statements for more details).
(4)During the year ended June 30, 2026, we recognized a loss on debt extinguishment of $18.8 million related to the acceleration and recognition of unamortized debt discount and issuance costs resulting from the prepayment of $613.0 million of the Acquisition Term Loan in Fiscal 2026. During the year ended June 30, 2024, the Company recognized a loss on debt extinguishment of $56.4 million related to the acceleration and recognition of unamortized debt discount and issuance costs resulting from the optional repayments and prepayments of the Acquisition Term Loan and Term Loan B in Fiscal 2024 (see Note 11 “Long-Term Debt” to our Consolidated Financial Statements for more details).
(5)For the year ended June 30, 2026, the gain related to the eDOCS and Vertica divestitures. For the year ended June 30, 2025, the adjustment to the gain represents the final settlement of working capital and other adjustments related to the AMC Divestiture. On May 1, 2024, the Company completed the sale of its AMC business, which resulted in a gain on disposition (see Note 19 “Acquisitions and Divestitures” to our Consolidated Financial Statements for more details).
Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Year Ended June 30,
(In thousands)	2026	Change increase (decrease)	2025	Change increase (decrease)	2024
Interest expense related to total outstanding debt (1)	$321,691	$(29,674)	$351,365	$(184,567)	$535,932
Interest income	(42,294)	7,264	(49,558)	(422)	(49,136)
Other miscellaneous expense (2)	30,198	4,174	26,024	(3,360)	29,384
Total interest and other related expense, net	$309,595	$(18,236)	$327,831	$(188,349)	$516,180
______________________
(1)For more details see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
(2)Other miscellaneous expense primarily consists of the amortization of debt discount and the debt issuance costs. For more details see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.

Provision for (recovery of) Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Year Ended June 30,
(In thousands)	2026	Change increase (decrease)	2025	Change increase (decrease)	2024
Provision for (recovery of) income taxes	$215,614	$169,609	$46,005	$(218,007)	$264,012
The effective tax rate increased to 25.1% for the year ended June 30, 2026, compared to 9.5% for the year ended June 30, 2025. Tax expense increased from $46.0 million during the year ended June 30, 2025 to $215.6 million during the year ended June 30, 2026. The increase in the effective tax rate was driven by an increase to withholding taxes on undistributed earnings, a decrease in uncertain tax position statute expirations and a decrease in amended return benefits in the year ended June 30, 2026 as compared to the year ended June 30, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted, introducing amendments to U.S. tax laws with various effective dates. Key income tax-related provisions of the OBBBA include provisions related to bonus depreciation, research and development expenditures, interest expense deductibility, and revisions to international tax regimes. The enacted legislation had an immaterial impact on the Company’s effective tax rate for the year ended June 30, 2026.
For information on certain potential tax contingencies, including the CRA matter, see Note 14 “Guarantees and Contingencies” and Note 15 “Income Taxes” to our Consolidated Financial Statements. Also see Part I, Item 1A, “Risk Factors” within this Annual Report on Form 10-K.

Liquidity and Capital Resources
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of June 30, 2026	Change increase (decrease)	As of June 30, 2025	Change increase (decrease)	As of June 30, 2024
Cash and cash equivalents	$956,024	$(200,472)	$1,156,496	$(124,166)	$1,280,662
Restricted cash (1)	1,230	(380)	1,610	(521)	2,131
Total cash, cash equivalents and restricted cash	$957,254	$(200,852)	$1,158,106	$(124,687)	$1,282,793
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Consolidated Balance Sheets (see Note 9 “Prepaid Expenses and Other Assets” to our Consolidated Financial Statements for more details).

	Year Ended June 30,
(In thousands)	2026	Change	2025	Change	2024
Cash provided by operating activities	$1,006,817	$176,199	$830,618	$(137,073)	$967,691
Cash provided by (used in) investing activities	117,177	270,685	(153,508)	(2,208,825)	2,055,317
Cash used in financing activities	(1,319,140)	(484,461)	(834,679)	2,127,225	(2,961,904)
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
As of June 30, 2026, we have recognized a deferred income tax liability of $43.2 million (June 30, 2025—$20 million) on taxable temporary differences related to the undistributed earnings of certain non-U.S. subsidiaries and planned periodic repatriations from certain German and Indian subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows from operating activities
Cash flows from operating activities increased by $176.2 million during the year ended June 30, 2026, as compared to the same period in the prior fiscal year principally related to an increase in net income after the impact of non-cash items of $140.4 million, partially offset by an increase in net changes from working capital of $35.8 million.
During the fourth quarter of Fiscal 2026 we had a days sales outstanding (DSO) of 50 days, compared to our DSO of 45 days during the fourth quarter of Fiscal 2025. The per day impact of our DSO in the fourth quarter of Fiscal 2026 and Fiscal 2025 on our cash flows was $15.0 million and $14.6 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the client.
Cash flows from investing activities
Our cash flows from investing activities are primarily on account of acquisitions, divestitures and additions of property and equipment.
Cash flows provided by investing activities increased by $270.7 million during the year ended June 30, 2026, as compared to the same period in the prior fiscal year primarily due to cash consideration received from divestitures during Fiscal 2026 of $311.9 million, a payment of $11.7 million made in the prior year related to working capital net settlement on the AMC Divestiture and a payment of $10.4 million related to the termination of certain of our outstanding 5-year EUR/USD cross currency swaps in the prior year. These increases were partially offset by increased additions for property and equipment of $56.1 million and a decrease in proceeds from other investing activities of $7.2 million.
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
Cash flows used in financing activities increased by $484.5 million during the year ended June 30, 2026 as compared to the prior fiscal year. This is primarily due to the net impact of the following activities:
(i)$613.0 million increase in prepayments and repayments of long-term debt
The increase in cash flows used in financing activities above was partially offset by the following decreases:
(i)$74.6 million related to cash used in the repurchases of Common Shares and treasury stock;
(ii)$21.0 million related to higher proceeds from the issuance of Common Shares from the exercise of options and the ESPP; and
(iii)$29.5 million due to net change in TSA obligations driven by cash collections for certain transition services performed by the Company related to the divestitures.
Cash Dividends
During the year ended June 30, 2026, we declared and paid cash dividends of $1.10 per Common Share in the aggregate amount of $268.4 million (year ended June 30, 2025 and 2024—$1.05 and $1.00 per Common Share, respectively, in the aggregate amount of $271.5 million and $267.4 million, respectively).
Future declarations of dividends and the establishment of future record and payment dates are subject to final determination and discretion of the Board. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy included in this Annual Report on Form 10-K for more information.
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
Revolver
On December 19, 2023, we amended the Revolver to, among other things, extend the maturity to December 19, 2028. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with the Acquisition Term Loan (as defined below) and Senior Secured Notes 2027.
The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of interest equal to Term SOFR (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%.
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2026, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 2.75:1.00.
As of June 30, 2026, we had no outstanding balance under the Revolver (June 30, 2025—$0.0 million).
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
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR (as defined in the Acquisition Term Loan) plus an applicable margin of 1.75%. As of June 30, 2026, the outstanding balance on the Acquisition Term Loan bears an interest rate of 5.37%. As of June 30, 2026, the Acquisition Term Loan bears an effective interest rate of 6.41%. The effective interest rate includes interest expense of $118.7 million and amortization of debt discount and issuance costs of $14.9 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of June 30, 2026, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 2.75:1.00.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver and the Senior Secured Notes 2027.
During the year ended June 30, 2026, we prepaid an aggregate of $613.0 million of the outstanding principal debt on the Acquisition Term Loan. These prepayments included $163.0 million and $150.0 million funded with proceeds from the eDOCS and Vertica divestitures, respectively. Additionally, we prepaid $300.0 million using cash on hand. As a result of the prepayments, we recognized an $18.8 million loss on debt extinguishment during the year ended June 30, 2026, related to the acceleration and recognition of unamortized debt discount and issuance costs. See Note 19 “Acquisitions and Divestitures” for more details on these divestitures.
For further details relating to our debt, see Note 11 “Long-Term Debt” to our Consolidated Financial Statements.
Shelf Registration Statement
On December 12, 2025, we filed a universal shelf registration statement on Form S-3 with the SEC, which became effective automatically (the Shelf Registration Statement). The Shelf Registration Statement allows for primary and secondary offerings from time to time of equity, debt and other securities, including Common Shares, Preference Shares, debt securities, depositary shares, warrants, purchase contracts, units and subscription receipts. As the Company was eligible to file a “well-known seasoned issuer” (WKSI) base shelf prospectus under National Instrument 44-102 - Shelf Distributions (NI 44-102), it concurrently filed a WKSI base shelf prospectus qualifying the distribution of such securities with the Canadian securities regulators on December 12, 2025. As of the date hereof, the Company remains eligible to file a WKSI base shelf prospectus under NI 44-102. The type of securities and the specific terms thereof will be determined at the time of any offering and will be described in the applicable prospectus supplement to be filed separately with the SEC and Canadian securities regulators.
Share Repurchase Plan / Normal Course Issuer Bid
On August 6, 2025, the Company renewed its share repurchase plan, pursuant to which we were authorized to purchase for cancellation, over the 12-month period commencing on August 12, 2025 until August 11, 2026, up to an aggregate of $300 million of our Common Shares on the Toronto Stock Exchange (TSX) (as part of the Fiscal 2026 NCIB, as defined below), the NASDAQ and/or alternative trading systems in Canada and/or the U.S. (the Fiscal 2026 Repurchase Plan). On February 10, 2026, we increased the authorized limit of the Fiscal 2026 Repurchase Plan by $200 million to $500 million. The Fiscal 2026 Repurchase Plan included a normal course issuer bid (the Fiscal 2026 NCIB) to provide means to execute purchases over the TSX. Further, as part of the renewal of the Fiscal 2026 NCIB, the Company established an ASPP with its broker to facilitate repurchases of Common Shares.
During the year ended June 30, 2026, we repurchased and cancelled 14,761,123 Common Shares for $415.7 million, inclusive of 2% Canadian excise taxes recorded (year ended June 30, 2025 and 2024— 14,524,664 and 5,073,913 Common Shares for $418.3 million and $152.3 million, respectively).
Additionally, as of June 30, 2026, we recorded an accrual and a corresponding charge to retained earnings of $10.6 million, representing the estimated value of Common Shares expected to be repurchased following the fiscal quarter ended June 30, 2026 pursuant to the ASPP.
In August 2026, the Company renewed its share repurchase plan, pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 12, 2026 until August 11, 2027, if considered advisable, up to a maximum of 10% of the public float of its Common Shares (calculated in accordance with TSX rules) on the TSX (as part of a Fiscal 2027 NCIB, defined below), the NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the Fiscal 2027 Repurchase Plan). The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2027 Repurchase Plan will be effected in accordance with Rule 10b-18 under the Exchange Act and includes a normal course issuer bid (the Fiscal 2027 NCIB) to provide means to execute purchases over the TSX. The TSX approved the Company’s notice of intention to commence the Fiscal 2027 NCIB. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 23,846,439 (representing 10% of the Company’s public float calculated in accordance with TSX rules) as of July 31, 2026, and the maximum number of Common Shares that can be purchased on a single day is 447,218 Common Shares, which was 25% of 1,788,872 (calculated in accordance with TSX rules based on the average daily trading volume for the Common Shares on the TSX for the six months ended July 31, 2026), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18. Further, as part of the NCIB renewal, the Company has established an ASPP with its broker to facilitate repurchases of Common Shares.

Pensions
As of June 30, 2026, our total unfunded pension plan obligations were $106.2 million, of which $5.8 million is payable within the next twelve months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Anticipated pension payments under our defined benefit plans for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2027	$20,379
2028	18,453
2029	18,643
2030	19,969
2031	21,061
2032 to 2036	115,997
Total	$214,502
For a detailed discussion on pensions, see Note 12 “Pension Plans and Other Post-Retirement Benefits” to our Consolidated Financial Statements.
Commitments and Contractual Obligations
As of June 30, 2026, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	July 1, 2026 - June 30, 2027	July 1, 2027 - June 30, 2029	July 1, 2029 - June 30, 2031	July 1, 2031 and beyond
Long-term debt obligations (1)	$6,709,816	$319,534	$2,395,057	$3,331,819	$663,406
Operating lease obligations (2)	226,435	71,353	88,783	35,166	31,133
Finance lease obligations (3)	459	459	—	—	—
Obligations for future leases (4)	39,969	2,269	9,175	10,702	17,823
Purchase obligations for contracts not accounted for as lease obligations	257,756	124,372	73,384	40,000	20,000
	$7,234,435	$517,987	$2,566,399	$3,417,687	$732,362
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
(4)Represents the undiscounted future minimum lease payments relating to operating leases signed but not yet commenced as of June 30, 2026. See Note 6 “Leases” and Note 14 “Guarantees and Contingencies” to our Consolidated Financial Statements for more details.
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the CRA has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of June 30, 2026, in connection with the CRA’s reassessments for Fiscal 2012 through Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $87.4 million. As of June 30, 2026, we have provisionally paid approximately $32 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within Long-term income taxes recoverable on the Consolidated Balance Sheets as of June 30, 2026.
The notices of reassessment for Fiscal 2012 through Fiscal 2016 would, as drafted, increase our taxable income by approximately $90 million to $100 million for each of those years, as well as impose a 10% penalty on the proposed adjustment to income. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability.
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012 through Fiscal 2016 (including any penalties) are without merit, and we are continuing to contest these reassessments. On June 30, 2022, we filed a notice of appeal with the Tax Court of Canada seeking to reverse all such reassessments (including penalties) in full and the customary court process is ongoing.
Even if we are unsuccessful in challenging the CRA's reassessments to increase our taxable income for Fiscal 2012 through Fiscal 2016, we have elective deductions available for those years (including carry-backs from later years) that would offset such increased amounts so that no additional cash tax would be payable, exclusive of any assessed penalties and interest, as described above.
The CRA has audited Fiscal 2017 through Fiscal 2021 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2021 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2021 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017 through Fiscal 2021 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. We have filed notices of objection to the reassessments for each of these years. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2021 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to utilization of available tax attributes; however, for Fiscal 2020 and 2021, we have provisionally paid approximately $40.3 million in order to fully preserve our rights to object to the CRA’s audit positions and intend to make an additional payment of $19.3 million on account of Fiscal 2021 by December 31, 2026. To the extent the CRA reassesses subsequent fiscal years on a similar basis, we may make certain minimum payments required under Canadian legislation.
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
Total revenues growth from Content, Business Network, ITOM, and Cybersecurity (Enterprise) product categories in constant currency is calculated as the growth in revenues from the Content, Business Network, ITOM, and Cybersecurity (Enterprise) product categories, adjusted for foreign currency fluctuations by translating current period results of foreign subsidiaries into U.S. dollars using the exchange rates in effect during the comparable prior period.
Total cloud services and subscriptions revenues growth from Content, Business Network, ITOM, and Cybersecurity (Enterprise) product categories in constant currency is calculated as the growth in cloud services and subscriptions revenues from the Content, Business Network, ITOM, and Cybersecurity (Enterprise) product categories, adjusted for foreign currency fluctuations by translating current period results of foreign subsidiaries into U.S. dollars using the exchange rates in effect during the comparable prior period.
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
Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2026
(In thousands, except for per share data)

	Year Ended June 30, 2026
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$700,617		$(6,374)	(1)	$694,243
Customer support	231,670		(3,561)	(1)	228,109
Professional service and other	245,912		(2,303)	(1)	243,609
Amortization of acquired technology-based intangible assets	174,609		(174,609)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	3,868,461	73.7%	186,847	(3)	4,055,308	77.3%
Operating expenses
Research and development	647,707		(15,118)	(1)	632,589
Sales and marketing	1,136,030		(31,954)	(1)	1,104,076
General and administrative	436,566		(21,326)	(1)	415,240
Amortization of acquired customer-based intangible assets	288,603		(288,603)	(2)	—
Special charges (recoveries)	133,020		(133,020)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	1,082,597		676,868	(5)	1,759,465
Other income (expense), net	85,875		(85,875)	(6)	—
Provision for income taxes	215,614		132,355	(7)	347,969
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	643,022		458,638	(8)	1,101,660
GAAP-based EPS / Non-GAAP-based EPS-diluted, attributable to OpenText	$2.58		$1.84	(8)	$4.42
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
(7)Adjustment relates to differences between the GAAP-based tax provision rate of approximately 25% and a Non-GAAP-based tax rate of approximately 24%; these rate differences are due to the income tax effects of items that are excluded for the purpose of calculating Non-GAAP-based net income. Such excluded items include amortization, share-based compensation, special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. Beginning in Fiscal 2025, net tax benefits arising from the internal reorganization that occurred in Fiscal 2017 have been fully utilized and are no longer included. In arriving at our Non-GAAP-based tax rate of approximately 24%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.
(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2026
		Per share diluted
GAAP-based net income, attributable to OpenText	$643,022	$2.58
Add:
Amortization	463,212	1.87
Share-based compensation	80,636	0.32
Special charges (recoveries)	133,020	0.53
Other (income) expense, net	(85,875)	(0.34)
GAAP-based provision for income taxes	215,614	0.86
Non-GAAP-based provision for income taxes	(347,969)	(1.40)
Non-GAAP-based net income, attributable to OpenText	$1,101,660	$4.42
Reconciliation of Adjusted EBITDA

Year Ended June 30, 2026
GAAP-based net income, attributable to OpenText	$643,022
Add:
Provision for income taxes	215,614
Interest and other related expense, net	309,595
Amortization of acquired technology-based intangible assets	174,609
Amortization of acquired customer-based intangible assets	288,603
Depreciation	143,938
Share-based compensation	80,636
Special charges (recoveries)	133,020
Other (income) expense, net	(85,875)
Adjusted EBITDA	$1,903,162

GAAP-based net income margin	12.3%
Adjusted EBITDA margin	36.3%

Reconciliation of Free Cash Flows

Year Ended June 30, 2026
GAAP-based cash flows provided by operating activities	$1,006,817
Add:
Capital expenditures	(199,300)
Free cash flows	$807,517

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

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2024
(In thousands, except for per share data)

	Year Ended June 30, 2024
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$713,759		$(12,858)	(1)	$700,901
Customer support	292,733		(4,357)	(1)	288,376
Professional service and other	302,527		(6,298)	(1)	296,229
Amortization of acquired technology-based intangible assets	243,922		(243,922)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	4,191,028	72.6%	267,435	(3)	4,458,463	77.3%
Operating expenses
Research and development	864,463		(40,612)	(1)	823,851
Sales and marketing	1,163,134		(46,572)	(1)	1,116,562
General and administrative	577,038		(29,382)	(1)	547,656
Amortization of acquired customer-based intangible assets	432,404		(432,404)	(2)	—
Special charges (recoveries)	135,305		(135,305)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	887,085		951,710	(5)	1,838,795
Other income (expense), net	358,391		(358,391)	(6)	—
Provision for income taxes	264,012		(78,845)	(7)	185,167
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	465,090		672,164	(8)	1,137,254
GAAP-based EPS/ Non-GAAP-based EPS-diluted, attributable to OpenText	$1.71		$2.46	(8)	$4.17
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
As of June 30, 2026, we had no outstanding balance under the Revolver. Borrowings under the Revolver bear interest per annum at a floating rate of interest equal to Term SOFR (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%. As of June 30, 2026, with no outstanding balance on the Revolver, an adverse change of 100 basis points on the interest rate would have no effect on our annual interest payment (June 30, 2025—nil).
As of June 30, 2026, we had an outstanding balance of $1.5 billion under the Acquisition Term Loan. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR plus the SOFR Adjustment (as defined in the Acquisition Term Loan) and applicable margin of 1.75%. As of June 30, 2026, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on the Acquisition Term Loan by approximately $15.4 million, assuming that the loan balance as of June 30, 2026 is outstanding for the entire period (June 30, 2025—$21.9 million).
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
Based on the Canadian dollar foreign exchange forward contracts outstanding as of June 30, 2026, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark-to-market valuation on our existing foreign exchange forward contracts (June 30, 2025—$0.7 million).
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
Based on the 5-year EUR/USD cross currency swaps outstanding as of June 30, 2026, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $5.7 million in the mark-to-market valuation on our existing cross currency swap (June 30, 2025—$5.9 million).
Based on the 7-year EUR/USD cross currency swaps outstanding as of June 30, 2026, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.5 million in the mark-to-market valuation on our existing cross currency swaps (June 30, 2025—$7.7 million).
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

The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of June 30, 2026 (equivalent in U.S. dollar):

	U.S. Dollar Equivalent at
(In thousands)	June 30, 2026	June 30, 2025
Indian Rupee	$143,827	$104,609
Euro	94,885	266,726
British Pound	58,702	153,293
Swiss Franc	26,692	38,555
Chinese Yuan	64,095	31,183
Other foreign currencies	102,308	126,111
Total cash and cash equivalents denominated in foreign currencies	490,509	720,477
U.S. Dollar	465,515	436,019
Total cash and cash equivalents	$956,024	$1,156,496
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $49.1 million (June 30, 2025—$72.0 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk.”
Item 8. Financial Statements and Supplementary Data
The response to this Item 8 is submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management assessed our ICFR as of June 30, 2026, the end of our most recent fiscal year. In making our assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of our evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our ICFR was effective as of June 30, 2026. The results of our management’s assessment were reviewed with our Audit Committee and the conclusion that our ICFR was effective as of June 30, 2026 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.
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
(D) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth certain information as to our directors and executive officers as of August 1, 2026.

Name	Age	Office and Position Currently Held With Company
Ayman Antoun	60	Chief Executive Officer and Director
Todd Cione	56	President, Worldwide Sales
James McGourlay	57	President, Chief Client Officer
Michael Acedo	45	Executive Vice President, Chief Legal Officer & Corporate Secretary
Shannon Bell	51	Executive Vice President, Chief Digital Officer & Chief Information Officer
Michelle Berry	49	Executive Vice President, Chief Human Resources Officer
Muhi Majzoub	66	Executive Vice President, Product and Engineering
Steve Rai	57	Executive Vice President, Chief Financial Officer
Cosmin Balota	52	Senior Vice President, Chief Accounting Officer
P. Thomas Jenkins	66	Chair of the Board
Randy Fowlie (2)	66	Director
Major General David Fraser (3)	69	Director
John Hastings (2)	68	Director
Robert Hau (2)(3)	60	Director
Goldy Hyder (1)	59	Director
Jill Larsen	53	Director
Fletcher Previn (1)	52	Director
Annette Rippert (2)	61	Director
George Schindler (1)	63	Director
Margaret Stuart (1)	63	Director
Deborah Weinstein (3)	66	Director
______________________
(1)Member of the Talent and Compensation Committee.
(2)Member of the Audit Committee.
(3)Member of the Corporate Governance and Nominating Committee.
Ayman Antoun
Mr. Antoun was appointed as Chief Executive Officer of OpenText in April 2026. Before joining OpenText, Mr. Antoun held various global and regional executive roles at IBM over more than 30 years, most recently serving as President of IBM Americas where he led a multi-billion-dollar enterprise spanning the U.S., Canada, and Latin America, driving strategy, growth, and large-scale business transformation across all major industries. Prior to this, he served as President of IBM Canada and led IBM’s Global Technology Services. Mr. Antoun has extensive experience advancing complex digital initiatives in both the private and public sectors and has built enduring partnerships with governments at all levels, including as the firm’s partnership executive for the Government of Canada. Mr. Antoun also serves on the board of TD Bank Group, contributing expertise in enterprise technology, human resources, operations, cybersecurity, and digital innovation. He holds a Bachelor of Science in Electrical Engineering from the University of Waterloo and is a graduate of Harvard Business School’s Executive program in financial analysis, business management, and strategic planning.

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
James McGourlay
Mr. McGourlay was appointed as President, Chief Client Officer in April 2026. Most recently, Mr. McGourlay served as OpenText’s Interim Chief Executive Officer, from August 2025 to April 2026 and as Executive Vice President, International Sales from July 2021 to August 2025. Prior to this, Mr. McGourlay was the Company’s Executive Vice President, Customer Operations from October 2017 to July 2021, Senior Vice President of Global Technical Services from May 2015 to October 2017 and Senior Vice President of Worldwide Customer Service from February 2012 to May 2015. Mr. McGourlay joined OpenText in 1997 and held progressive positions in information technology, technical support, product support and special projects, including, Director, Customer Service and Vice President, Customer Service.

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

Michelle Berry
Ms. Berry rejoined OpenText in November 2025 as Executive Vice President, Chief Human Resources Officer. Ms. Berry has over 20 years of international HR leadership experience in the technology sector, including more than a decade at OpenText until 2022. During that earlier tenure, she held various HR leadership roles including Vice President Human Resources, leading and shaping the HR Business Partner organization and overseeing workforce planning, M&A integration, employee relations and strategic HR delivery. Prior to re-joining OpenText, Ms. Berry spent three years at Autodesk Inc., where she focused on HR transformation and optimization, including building and leading an internal manager consulting practice to scale HR advisory support. She has also held roles at Mastech Canada (now iGATE), BCE Emergis (now Telus) and Secured Services Inc.
Muhi Majzoub
Mr. Majzoub has served as Executive Vice President, Product and Engineering since January 2026. Prior to this Mr. Majzoub served as Executive Vice President, Security Products from January 2025 to January 2026, Executive Vice President, Chief Product Officer from September 2019 to January 2025, Executive Vice President, Engineering from January 2016 to September 2019 and as Senior Vice President, Engineering from June 2012 to January 2016. Mr. Majzoub is responsible for managing product development cycles, global development organization and driving internal operations and development processes. Mr. Majzoub is a seasoned enterprise software technology executive having served as Head of Products for NorthgateArinso, Inc., a private company that provides global Human Resources software and services. Prior to this, Mr. Majzoub was Senior Vice President of Product Development for CA, Technologies Inc. from June 2004 to July 2010. Mr. Majzoub also worked for several years as Vice President for Product Development at Oracle Corporation from January 1989 to June 2004. Mr. Majzoub attended San Francisco State University.
Steve Rai
Mr. Rai joined OpenText as Executive Vice President, Chief Financial Officer in October 2025. He is responsible for all core finance, external reporting, investor relations, tax and treasury functions. Mr. Rai has over 30 years of global finance experience and a proven track record as a technology industry veteran. He has built a reputation for strong leadership, integrity, and deep operational expertise in scaling finance functions in complex, high-growth and technology-driven businesses. Mr. Rai most recently served as Chief Financial Officer of BlackBerry Limited, where he played a pivotal role in transforming the company's financial strategy and operating structure during significant technological and organizational changes. Before becoming CFO, Mr. Rai held several senior financial leadership roles at BlackBerry, including Deputy CFO and Vice-President & Corporate Controller. Earlier in his career, he held senior finance positions at PMC-Sierra, and PricewaterhouseCoopers in Vancouver, Canada and in London, England. Mr. Rai holds a Bachelor of Business Administration from Simon Fraser University and is both a U.S. CPA (Illinois) and a Chartered Professional Accountant (Canada).
Cosmin Balota
Mr. Balota has served as the Company’s Senior Vice President and Chief Accounting Officer since December 2022. From August 2025 to October 2025, Mr. Balota also served as the Company's Interim Chief Financial Officer during the Company's CFO transition. Prior to this, Mr. Balota served as Vice President, Accounting and Reporting from August 2020 to December 2022 and Vice President, Corporate Accounting from January 2019 to August 2020. Mr. Balota has over 30 years of experience in various U.S., Canadian and international finance and accounting roles where he has been responsible for external reporting, investor relations, corporate accounting, controllership, mergers & acquisitions, taxation and financial planning & analysis. Prior to joining OpenText, Mr. Balota served as Vice President, Corporate Finance at Enercare Inc. from January 2017 to December 2018, along with other finance leadership positions from April 2012 to January 2017. He also held various increasingly senior finance, accounting, and audit positions from October 1998 to April 2012 at Expedia Group, The Globe and Mail, and Deloitte. Mr. Balota is a Chartered Professional Accountant (CPA, CA) in Canada and holds a Bachelor of Arts (Honours) degree in Chartered Accountancy Studies and a Master of Accounting degree from The University of Waterloo.

P. Thomas Jenkins
Mr. Jenkins is Chair of the Board of OpenText. From 1994 to 2005, Mr. Jenkins was President, then Chief Executive Officer and then from 2005 to 2013, Chief Strategy Officer of OpenText. Mr. Jenkins has served as a Director of OpenText since 1994 and as its Chairman since 1998. From August 2025 to June 2026, Mr. Jenkins also served as Executive Chair and Chief Strategy Officer of OpenText during the Company's leadership transition, after which he returned to his role solely as Chair of the Board. Mr. Jenkins has also served as a board member of Manulife Financial Corporation, Thomson Reuters Inc. and TransAlta Corporation. He was also past Chair of the Ontario Global 100 (OG100), past Canadian Co-Chair of the Atlantik Bruecke and past Chair of the World Wide Web Foundation, a Commissioner of the Tri-Lateral Commission. He was the tenth Chancellor of the University of Waterloo and was the Chair of the National Research Council of Canada (NRC). Mr. Jenkins received an M.B.A. from Schulich School of Business at York University, an M.A.Sc. from the University of Toronto and a B.Eng. & Mgt. from McMaster University. Mr. Jenkins has received honorary doctorates from six universities. He is a member of the Waterloo Region Entrepreneur Hall of Fame, a Companion of the Canadian Business Hall of Fame and recipient of the Ontario Entrepreneur of the Year award, the McMaster Engineering L.W. Shemilt Distinguished Alumni Award and the Schulich School of Business Outstanding Executive Leadership award. He is a Fellow of the Canadian Academy of Engineering (FCAE). Mr. Jenkins was awarded the Canadian Forces Decoration (CD), the Queen’s Diamond Jubilee Medal (QJDM) and the Cross of the Order of Merit of the Federal Republic of Germany. Mr. Jenkins is an Officer of the Order of Canada (OC).
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

John Hastings
Mr. Hastings has served as a director of OpenText since December 2025. Prior to joining OpenText, Mr. Hastings served as CEO of Citibank Canada from 2010 to 2025. As CEO, Mr. Hastings was Citigroup’s representative in Canada, responsible for governance, strategy and continued growth of Citi’s Canadian business, a leading franchise for Citi globally. The role included oversight of all key businesses including Banking, Markets, Services, Wealth and Personal Banking. Additionally, he was responsible for the establishment of the Canadian Citi Service Centre, providing technology development and financial services to Citi globally. Mr. Hastings also served on a number of Citi affiliate boards, and actively represented Citi in industry affairs as a member of the Canadian Bankers Association Executive Council, Chair of the Foreign Bank Committee Executive Council, and member of the Business Council of Canada. Prior to becoming CEO, Mr. Hastings served as Managing Director and Head of the Institutional Clients Group, overseeing Investment and Corporate Banking, Markets and Services businesses. Outside of Citi, Mr. Hastings has served as a member of the Financial Services Advisory Board at the Rotman School of Business and the Board of Directors of St Joseph’s Health Centre Foundation. Mr. Hastings holds a Bachelor’s degree in Economics from Queen’s University and an MBA from the University of Toronto. Mr. Hastings currently serves as a board member of CSquare, Inc.
Robert Hau
Mr. Hau has served as a director of OpenText since September 2020. He served as Chief Financial Officer and Treasurer of Fiserv, Inc. from 2016 until 2025, where he provided oversight for all financial functions of the company. Mr. Hau has nearly 30 years of experience in business and financial leadership roles. Prior to joining Fiserv, he was Executive Vice President and Chief Financial Officer of TE Connectivity Ltd. from 2012 to 2016, where he was responsible for developing and implementing financial strategy, as well as creating the financial infrastructure necessary to drive the company’s financial direction, vision and compliance initiatives. Previously, Mr. Hau served as Chief Financial Officer for Lennox International Inc. Mr. Hau also spent 22 years at Honeywell International Inc. in a variety of progressive financial and operations leadership roles, including serving as Chief Financial Officer of its Aerospace Business Group, Specialty Materials Business Group and Aerospace Electronic Systems Unit. Mr. Hau holds a Master’s degree in business administration from the USC Marshall School of Business and a Bachelor’s degree in business administration from Marquette University.
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
Jill Larsen
Ms. Larsen was appointed as a director of OpenText in July 2026. She is a seasoned executive and strategic advisor on global workforce and Human Resource strategies. Ms. Larsen is currently Chief People Officer at Synopsys Inc., a global publicly traded software company. At Synopsys, she has helped build high-performing culture, design digital and AI enablement strategies, lead significant business transformation, completed a number of acquisitions and divestitures, and implemented long-term talent, executive succession and workforce planning strategies. Prior to joining Synopsys, Ms. Larsen served as a CPO and C-suite executive in global public and private companies including PTC, Medidata, Cisco Systems, EMC, and SunGard. She previously served as a Compensation and Human Capital Committee Chair at Sterling Check and Definitive Healthcare. Ms. Larsen has a B.A. in Communications & English from Boston College and an M.S. in HR Management from Emmanuel College.

Fletcher Previn
Mr. Previn was appointed as a director of OpenText in November 2024. Previously, he was the Senior Vice President & Chief Information Officer of Cisco Systems, Inc., a worldwide technology leader that connects a broad range of technologies that help to power, secure, and draw insights from the Internet. In 2024, Mr. Previn was recognized by Forbes on the “The Forbes CIO Next List” for his leadership in driving AI initiatives at Cisco. Prior to joining Cisco, Mr. Previn spent 15 years at International Business Machines, with his most recent role serving as their Global Chief Information Officer where he led a global team of more than 12,000 IT professionals. A systems engineer by training, Mr. Previn holds a Bachelor of Arts degree from Connecticut College. Mr. Previn currently serves as a board member of Celsius Holdings, Inc.
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
George Schindler
Mr. Schindler has served as a director of OpenText since October 2025. Mr. Schindler is a recognized industry leader, having twice been named a Top 100 Leader by Federal Computer Week. Most recently, Mr. Schindler served as President and Chief Executive Officer of CGI Inc. (“CGI”) from 2016 to 2024 and currently serves as a member of the board of directors of CGI. In his capacity as President and Chief Executive Officer, he led the development and implementation of CGI’s profitable growth strategy to strengthen its market position as one of the world’s leading global business and strategic IT consulting services firms. Prior to his appointment as President and Chief Executive Officer of CGI, Mr. Schindler served as President and Chief Operating Officer of CGI from 2015 to 2016 and as President, United States and Canada Operations from 2011 to 2015. Mr. Schindler holds a Bachelor of Science degree in Computer Science from Purdue University.
Margaret Stuart
Ms. Stuart has served as a director of OpenText since December 2025. Ms. Stuart is a seasoned executive and strategic advisor with over 25 years of C-suite experience leading organizations through transformations. Most recently, Ms. Stuart was Country Leader for Salesforce Canada, a global publicly traded AI CRM platform that helps businesses use their customer data and AI to work smarter and drive measurable outcomes. At Salesforce, Ms. Stuart led sales and go-to-market to deliver growth and customer success. Ms. Stuart was previously the Senior Vice President of Sales and Operations at BlackBerry where she was responsible for enterprise software go-to-market and global Inside Sales. Prior to joining BlackBerry, Ms. Stuart was with SAP, where she led North American business development for big data and the Canadian analytics sales team. Ms. Stuart has a B.A.in Computer Science from Trinity College Dublin, is a graduate of The Judy Project, a Rotman School leadership forum, and a 2021 recipient of The Report on Business Best Executive Award.
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
Audit Committee
The Audit Committee currently consists of four directors, Mr. Fowlie, Mr. Hastings, Mr. Hau (Chair) and Ms. Rippert, all of whom have been determined by the Board of Directors to be independent as that term is defined in NASDAQ Rule 5605(a)(2) and in Rule 10A-3 promulgated by the SEC under the Exchange Act, and within the meaning of our director independence standards and those of any exchange, quotation system or market upon which our securities are traded.
The responsibilities, mandate and operation of the Audit Committee are set out in the Audit Committee Charter, a copy of which is available on the Company’s website, investors.opentext.com under the Corporate Governance section.
The Board of Directors has determined that Mr. Hau qualifies as an “audit committee financial expert” as such term is defined in SEC Regulation S-K, Item 407(d)(5)(ii).
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
In reference to the disclosure requirements under the CBCA, the Company has not adopted a written policy that specifically relates to the identification and nomination of women, aboriginal peoples in Canada, persons with disabilities and members of visible minorities (collectively, the Designated Groups) for election as directors. Pursuant to the requirements of the CBCA, the Company considers broader categories of diversity beyond those of the Designated Groups but which encompass the Designated Groups and which the Board of Directors considers to be better aligned to achieve the range of perspectives, experience and expertise required by the Company. For each of the four Designated Groups, the Company has not established a specific target number or percentage, nor a specific target date by which to achieve a specific target number or percentage of members of each Designated Groups on the Board, as we consider a multitude of factors, including skills, experience, expertise, character and the Company’s objective and challenges at the time in determining the best nominee at such time. In accordance with the CBCA disclosure requirements, as of the date of filing of this Annual Report on Form 10-K, there are four women on the Board which represents approximately 31% of the Board, and 36% of the independent Board members. One director self-identified to the Company as a person with disabilities. One director has self-identified as a visible minority. No director has identified as a member of aboriginal peoples in Canada.
The Company has not set term limits for independent directors because it values the cumulative experience and comprehensive knowledge of the Company that long-serving directors possess. The Company does not have a director retirement policy, however, the Corporate Governance and Nominating Committee considers the results of its director assessment process in determining the nominees to be put forward. In conducting director evaluations and nominations, the Corporate Governance and Nominating Committee considers the composition of the Board and whether there is a need to include nominees with different skills, experiences and perspectives on the Board. This flexible approach allows the Company to consider each director individually as well as the Board composition generally to determine if the appropriate balance is being achieved. The onboarding of eight new directors over the past six years demonstrates the Company’s focus on this approach.
Diversity in Executive Officer Positions
The Company is committed to an inclusive culture and values that enable everyone to thrive and bring different perspectives to making software, and that fuels our goal to be the best data management company in the world. Governed by our published values, the Company communicates our commitment to fostering a merit-based inclusive workplace for all employees, regardless of culture, national origin, race, color, gender, gender identification, sexual orientation, family status, age, veteran status, disability, or religion, or other basis. We will continue to develop a sustainable business and client-first culture, with a focus on inclusion, that provides all employees with an opportunity to excel. The Company has not adopted a written policy that specifically relates to the identification and nomination of Designated Groups for appointment to executive officer positions. At the executive officer level, we consider a multitude of factors, including skills, experience across our global footprint at scale, expertise, and the Company’s objectives and challenges at the time in determining the best appointment at such time. Given the robust approach we take to sourcing broadly for executive talent, and our focus on our detailed approach to ensuring a wide range of experiences and qualifications, we do not currently have specific targets for Designated Groups. We believe that our approach will ensure a diverse talent pool. As of June 30, 2026, the Company has two women as executive officers as part of the executive leadership team (ELT) (25%), while approximately 30% of existing positions on the senior leadership team (SLT), exclusive of our ELT, are held by women. 15% of ELT and SLT members are based outside of North America. Within North America, 13% of the ELT and SLT members are visible minorities.
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

Item 11. Executive Compensation
TALENT AND COMPENSATION COMMITTEE REPORT
Our Talent and Compensation Committee of Open Text’s Board (the Talent and Compensation Committee) has reviewed and discussed with our management the following Compensation Discussion and Analysis (CD&A). Based on this review and discussion, our Talent and Compensation Committee has recommended to the Board that the following CD&A be included in our Annual Report on Form 10-K for Fiscal 2026.
This report is provided by the following independent directors, who comprise our Talent and Compensation Committee:
George Schindler, Goldy Hyder, Fletcher Previn and Margaret Stuart.
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
LETTER FROM OUR TALENT AND COMPENSATION COMMITTEE
Dear Shareholders,
The Talent and Compensation Committee’s primary responsibility is to ensure that our executive compensation program attracts, retains and motivates the best talent in the technology industry while aligning with shareholder interests and responding to your feedback. Say-on-Pay results are an important factor in our decisions regarding the structure and implementation of our executive compensation programs, and we carefully consider shareholder concerns in our ongoing evaluation and refinement of these programs.
At our 2025 annual general meeting of shareholders (AGM), approximately 90% of shareholders who voted their shares supported our Say-on-Pay proposal, a significant improvement from prior years. While we view this momentum as encouraging, we recognize the importance of continuing to proactively engage with our shareholders to understand their perspectives on our executive compensation program as we continue to refine it.
Throughout the last three years, our independent Board members engaged regularly with our large institutional investors to gain feedback on our executive compensation program. Through that ongoing dialogue, we discussed a full range of topics including peer group composition, pay for performance alignment with shareholder interests, and executive compensation matters in connection with the CEO transition. We engaged with governance representatives of our top 25 largest shareholders on executive compensation and other governance matters, and reviewed proxy advisory firm reports to understand their perspectives on specific elements of our compensation program and to incorporate relevant feedback. Throughout that time, we made substantive changes to our compensation program, honoring commitments while striving for program design sustainability, shareholder alignment and attraction and retention of executive talent.
In Fiscal 2026, we received feedback that the changes we made throughout the past three years have strengthened pay-for-performance alignment and effectively addressed shareholders’ concerns. The Talent and Compensation Committee believes the actions undertaken in prior years (summarized below) continue to align with shareholder interests and remain appropriate for Fiscal 2027. Accordingly, no material structural changes to the program were made for Fiscal 2027. The Talent and Compensation Committee is committed to ensuring that compensation outcomes for Fiscal 2027 will be aligned with Company performance and shareholder experience. The Talent and Compensation Committee remains committed to ongoing engagement and regularly reviews the executive compensation program to support continued alignment with the long-term interests of our shareholders.

Evolution of our Executive Compensation Program and Changes Maintained For Fiscal 2027:

Program Change	Why We Made This Change
Peer Group Updates
In Fiscal 2025, we refined our named executive peer group. Eight companies were replaced with six new peers to better align with our market capitalization, while continuing to reflect our revenue profile, operational complexity, industry sector and talent market. For Canadian-based executive hires, including our CEO, we also benchmark pay levels against the TSX 60 companies. This approach reflects our size, industry presence, and competitive talent landscape, and we will continue to calibrate our peer group as necessary.

Predictable and Transparent LTIP Awards
We maintain our commitment to deliver long-term incentive (LTI) awards through the regular long-term incentive plan (LTIP) program, without special one-time awards. Newly hired executives may also receive new hire equity grants in connection with their appointment, consistent with competitive market practice and intended to align their interests with those of our shareholders from the outset of their tenure.

Strengthened Pay-for-Performance Alignment
The following program design improvements are being maintained for Fiscal 2027 to ensure a focus on pay for performance and alignment with shareholder interests:
•PSU cap for negative TSR: Performance share unit (PSU) payouts are capped at 100% of target if absolute TSR is negative, regardless of relative performance (in addition to the 55th percentile relative TSR target requirement which sets a higher bar for a “target” payout, relative to prevalent market practice).
•Higher Short-Term Incentive (STI) thresholds: Starting in Fiscal 2026, (i) the minimum performance threshold was raised to 95% of target (from 90%), and (ii) the performance threshold required to earn the maximum STI payout was raised to 104% of target for both Revenue and Adjusted Operating Income (AOI). These revised thresholds were informed by a benchmarking review of peer and broader market data to ensure the performance ranges reflect competitive and rigorous standards.
•Removal of stock options from the annual LTI vehicle mix: Annual grants now consist of 55% PSUs and 45% restricted share units (RSUs) for NEOs other than the CEO. Our new CEO’s LTI mix was set with a higher weighting to PSUs (70%, with the residual 30% in RSUs). Stock options are reserved for new hire grants only to align new executives with shareholders immediately.

Board and Talent and Compensation Committee Refreshment: Our Board continues to look at ways to strengthen its skills and experience needed to oversee the Company’s strategic priorities. To ensure our Board composition continues to reflect these evolving needs and incorporate fresh perspectives, we have appointed seven new members over the past three years: Goldy Hyder, Annette Rippert, Fletcher Previn, George Schindler, John Hastings, Margaret Stuart, and Jill Larsen. These new directors have bolstered the Board’s expertise in areas of public and international policy, information technology, strategy, executive compensation, communications and finance. Further, over the past two years, our Talent and Compensation Committee has been fully refreshed with all new members. As part of our mandate as a newly composed Talent and Compensation Committee, we are expected to provide fresh perspectives, current market insight, and relevant expertise that supports rigorous oversight of compensation programs and alignment with evolving shareholder expectations and governance best practices. See Item 10 included in this Annual Report on Form 10-K for further information on our Board members.
Key Executive Leadership Changes: In line with our talent and compensation philosophy, the Board has overseen the refreshment of OpenText’s Executive Leadership Team over the course of the last three fiscal years. The majority of the members of the Executive Leadership Team have been appointed within that period. Our leadership team brings extensive global technology company and industry experience reflecting the external market for top executive talent. Two new Named Executive Officers were appointed in Fiscal 2026. Following rigorous search processes, the Board appointed Ayman Antoun as Chief Executive Officer and Steve Rai as Executive Vice President, Chief Financial Officer. Mr. Antoun brings deep experience in enterprise technology and global go-to-market leadership and is expected to accelerate OpenText’s strategic priorities and AI-first agenda. Mr. Rai brings significant financial leadership experience in the global technology sector and is expected to strengthen OpenText’s financial strategy and operational execution. Together, these appointments reflect the Board’s commitment to assembling a leadership team capable of driving sustainable growth, operational excellence, and long-term value creation for shareholders.
CEO Compensation: In connection with Mr. Antoun’s appointment as Chief Executive Officer, the Talent and Compensation Committee conducted a thorough review of CEO compensation to ensure it is competitive, performance-oriented, reflective of the scope and complexity of the role and structured in accordance with updated program design and market practice reflecting shareholder feedback. Mr. Antoun’s target total compensation is positioned below the median of our peer group and in line with market practice of TSX 60 companies. His annual LTIP award consists of 70% PSUs and 30% RSUs. Mr. Antoun received a sign-on equity award consisting of stock options with a target value of $2.0 million and RSUs with a target value of $2.0 million, intended to align his interests with those of our shareholders from the outset of his tenure.
Engagement with our shareholders remains a fundamental and ongoing commitment. We are committed to continue to listen carefully to shareholder perspectives and use that feedback to inform our compensation practices. We are grateful for the candid dialogue with our shareholders, and we believe it has meaningfully shaped the decisions reflected in the CD&A. We remain dedicated to earning shareholder confidence through transparency, accountability, and continued progress and we will continue to evaluate our program in light of future shareholder feedback and market developments.
Sincerely,
The Talent and Compensation Committee
George Schindler
Goldy Hyder
Fletcher Previn
Margaret Stuart

COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis of compensation arrangements for the fiscal year ended June 30, 2026 (Fiscal 2026) should be read together with the compensation tables and related disclosures set forth below. Due to the CEO and CFO transitions that took place in Fiscal 2026, there are several additional Named Executive Officers (NEOs) included in this Compensation Discussion and Analysis, as follows:

Named Executive Officer	Title
Current NEOs
Ayman Antoun	Chief Executive Officer (CEO) (1)
Steve Rai	Executive Vice President (EVP), Chief Financial Officer (CFO) (2)
Todd Cione	President, Worldwide Sales
Paul Duggan	EVP, Special Advisor
Muhi Majzoub	EVP, Product and Engineering
Interim CEO and CFO
James McGourlay	President, Chief Client Officer (3)
Cosmin Balota	Senior Vice President (SVP), Chief Accounting Officer (CAO) (4)
Former Executives
Mark J. Barrenechea	Former Vice Chair, CEO and Chief Technology Officer (CTO) (5)
Chadwick Westlake	Former EVP, CFO (6)
Savinay Berry	Former EVP, Chief Product Officer (7)
Sandy Ono	Former EVP, Chief Marketing Officer (7)
(1)Mr. Antoun was appointed as CEO effective April 20, 2026.
(2)Mr. Rai was appointed as EVP, CFO effective October 6, 2025.
(3)Mr. McGourlay served as Interim Chief Executive Officer from August 11, 2025 until April 20, 2026, at which time Mr. McGourlay assumed his current role of President, Chief Client Officer.
(4)Mr. Balota served as SVP, CAO until August 15, 2025, as Interim Chief Financial Officer from August 15, 2025 until October 6, 2025, at which time Mr. Balota again assumed his current role.
(5)Mr. Barrenechea served as Vice Chair, CEO and CTO until August 11, 2025.
(6)Mr. Westlake served as CFO until August 15, 2025.
(7)Each of Mr. Berry and Ms. Ono served as an executive officer during a portion of Fiscal 2026. They are each included as a Named Executive Officer because they would be deemed to be among the three most highly compensated executive officers, other than the Chief Executive Officer and Chief Financial Officer, had they been serving as an executive officer at the end of Fiscal 2026.
Payments in Canadian dollars included herein, unless otherwise specified, are converted to U.S. dollars using an average annual exchange rate of 0.72.
The discussion that follows is focused primarily on compensation for the Current NEOs; information on all NEO compensation arrangements is found in the accompanying tables and subsequent disclosures.
Compensation Discussion and Analysis Reference Guide

Section I - Chief Executive Officer Transition
During Fiscal 2026, the Company underwent a CEO transition involving the departure of the prior CEO, the appointment of an interim CEO to maintain continuity, and the selection and appointment of our current CEO, Ayman Antoun, following a comprehensive search process. Each of these steps is described below.
Departure of Prior CEO
Effective August 11, 2025, Mark Barrenechea ceased to serve as Chief Executive Officer, Chief Technology Officer, and Vice Chairman of the Board. In connection with his departure, Mr. Barrenechea received severance payments consistent with the terms of his employment agreement, and the Board did not exercise any discretion to provide favourable treatment beyond the terms of that agreement and applicable award agreements. See Summary Compensation Table under Section VI—Other Elements of Our Compensation Program for more information.
Appointment of Interim CEO
Upon Mr. Barrenechea’s departure, the Board appointed James McGourlay as Interim CEO. The Board’s decision reflected Mr. McGourlay’s exceptional qualifications and deep institutional knowledge. As a 25-year veteran of the Company, he brought broad senior leadership experience spanning sales, operations, client success, and technology, which made him uniquely positioned to provide stability and continuity during the transition.
Throughout his tenure as Interim CEO, Mr. McGourlay drew on this breadth of experience to provide effective and steady leadership across the organization, maintaining operational momentum and preserving continuity for employees, clients, and shareholders alike. Following the conclusion of his service as Interim CEO, Mr. McGourlay continues to serve OpenText as President, Chief Client Officer.
Selection of Ayman Antoun to serve as CEO
Effective April 20, 2026, Ayman Antoun was appointed as OpenText’s CEO. Mr. Antoun brings more than three decades of global technology, operating discipline, and transformation leadership to OpenText, built over a seasoned career in the information technology industry. He held numerous executive roles over 35 years at IBM, most recently serving as President of IBM Americas from 2020 to 2023, where he led the company’s largest and most complex business across the U.S., Canada, and Latin America, driving major advancements in cloud, infrastructure, cybersecurity, cognitive solutions, and digital modernization.
When constructing Mr. Antoun’s compensation package, the Talent and Compensation Committee considered prior shareholder feedback, Mr. Antoun’s extensive experience and qualifications, the competitive market for technology executive talent, benchmark data from both our industry peer group as well as the TSX 60 companies, and the Company’s pay-for-performance philosophy. The Talent and Compensation Committee believes Mr. Antoun’s compensation package provides an appropriate compensation opportunity given the work required to position OpenText for the future, which Mr. Antoun can realize only if OpenText performs strongly on both a relative and absolute basis over the long term. Mr. Antoun’s new-hire equity awards consisted of RSUs and stock options and were granted as an inducement in connection with his recruitment, separate from his annual LTIP awards. The stock options deliver value only through share price appreciation, and the RSUs vest in full on the third anniversary of the grant date to support share ownership. Mr. Antoun’s compensation is lower than that of his predecessor across each element of pay, with target total compensation 24% lower than his predecessor’s. Mr. Antoun’s compensation package is summarized in the table below:

Mr. Antoun's base salary of CAD$1,200,000 and target annual bonus of CAD$1,620,000 (135% of base salary) have been converted to U.S. dollars using an average exchange rate of 0.72. All long-term incentive and new-hire equity award values are denominated in U.S. dollars as set forth in Mr. Antoun's employment agreement.
Section II - Our Shareholder Engagement Process and Response to Say-on-Pay Vote
Shareholder Engagement Overview and Timeline
Meaningful engagement with our shareholders is fundamental to how we approach executive compensation. The insights and perspectives gathered through direct shareholder dialogue, combined with the guidance of our independent compensation consultant, are integral to how the Talent and Compensation Committee evaluates and evolves the program to ensure it remains strategically aligned, performance-driven, and reflective of evolving market and governance best practices. Our engagement program is year-round and proactive, reflecting our ongoing commitment to transparency and accountability in how we govern executive compensation.
Throughout Fiscal 2026, the Company conducted extensive shareholder engagement both in advance of and following the 2025 AGM held in December 2025. Ahead of the AGM, the Company undertook targeted outreach to shareholders, with a particular focus on executive compensation matters, including CEO pay structure, incentive plan design, and long-term incentive vehicle mix. Following the appointment of Mr. Antoun as CEO, shareholder engagement resumed in the fourth quarter of Fiscal 2026, during which invitations were extended to the top 25 largest shareholders, representing approximately 70% of outstanding shares, to discuss executive compensation and other matters. During this phase, four large institutional investors, representing approximately 12% of outstanding shares, met directly with independent members of the Board without management present. Engagement continued into the first quarter of Fiscal 2027, with independent Board members leading additional discussions with large institutional investors, some of which included members of management at the Talent and Compensation Committee’s request. These efforts culminated in meetings with shareholders representing six of our 25 largest shareholdings, or approximately 15% of outstanding shares, including participation by the Company’s Chief Human Resources Officer and Chief Legal Officer & Corporate Secretary.

Key Themes from Shareholder Engagement and Actions Taken
The strong support reflected in the 2025 Say-on-Pay vote affirms the cumulative design changes made over the past several years. Over that period, the Talent and Compensation Committee has undertaken a deliberate transformation of the executive compensation program, shaped directly by shareholder input and informed by evolving market and governance expectations, resulting in a program that is more performance-oriented and closely aligned with long-term shareholder interests. Following a comprehensive review of shareholder feedback and market practices, the Talent and Compensation Committee determined that the executive compensation program remains appropriately designed for Fiscal 2027 and therefore no further material structural changes were made. The table below summarizes the key themes raised by shareholders and the corresponding actions taken by the Talent and Compensation Committee across Fiscal 2024, Fiscal 2025, and Fiscal 2026, covering CEO pay structure, short-term incentive performance rigor, long-term incentive vehicle mix, and peer group composition.

What We Heard - Key Themes	What We Did - Our Perspectives and Actions
Shareholders expressed concern about the level of CEO pay, the use of historical one-time off-cycle LTI awards, and the overall size of LTIP grants to the CEO.
CEO LTIP Awards: Mr. Antoun’s LTIP award consists of 70% PSUs and 30% RSUs, with a higher weighting on PSUs compared to our other NEOs (55% PSUs and 45% RSUs), placing a significant portion of his equity grant at risk.
No One-Time LTI Awards: We adhered to our commitment in Fiscal 2024 and Fiscal 2025 and committed to deliver long-term incentive awards to existing executives exclusively through the regular annual LTIP program, without supplemental one-time awards. Consistent with competitive market practice, newly hired executives may receive market-aligned new hire equity grants in connection with their appointment, intended to align their interests with those of our shareholders from the outset of their tenure.
Reduction in Target Compensation: Mr. Antoun’s total target compensation is 24% lower than that of his predecessor and is positioned below the 25th percentile of our peer group.

Shareholders asked for stronger performance leverage in the short-term incentive (STI) plan, including higher thresholds to earn any payout and more rigorous criteria to achieve maximum payouts.
Unified STI Metrics Across All NEOs: Starting Fiscal 2026, all NEOs, including sales executives previously assessed on different metrics, are measured solely on Worldwide Revenue and AOI, simplifying the program and aligning all executives to our core strategic priorities and a focus on profitable growth. In Fiscal 2026, Mr. McGourlay participated in a commission plan for one month prior to assuming the role of Interim CEO in August 2025, after which he participated in the STI plan on the same basis as all other NEOs.
Strengthened STI Performance Requirements: Starting Fiscal 2026, the STI performance requirements were tightened across the board for both Revenue and AOI metrics: (1) the minimum performance threshold was raised to 95% of target (from 90%); (2) the corresponding threshold payout was reduced to 25% (from 40%); and (3) the performance required to earn the maximum STI payout of 200% of target was raised to at least 104% for both Revenue and AOI, a stricter standard than Fiscal 2025 when only AOI required 103% for maximum payout.

Shareholders requested greater pay-for-performance alignment in the annual LTIP vehicle mix, expressing preference for performance-based awards and reduced reliance on stock options and time-vested RSUs.
Raised rTSR Performance Hurdle: In Fiscal 2025, we increased the required performance requirement, at “target”, to the 55th percentile of TSR relative to the NASDAQ Composite Index companies, up from the 50th percentile. This sets a higher bar for target payouts compared to prevalent market practice.
Annual LTIP Shifted to PSUs and RSUs Only: Beginning in Fiscal 2026, the annual LTIP for NEOs (excluding the CEO) consists exclusively of PSUs (55%) and RSUs (45%). Stock options were eliminated from the regular annual LTIP vehicle mix. The CEO’s LTIP consists of 70% PSUs and 30% RSUs, reflecting a greater emphasis on performance-based compensation.
Absolute TSR Modifier Introduced: For Fiscal 2026, an absolute TSR modifier was added to the PSU program. If the Company’s absolute TSR is negative over the performance period, PSU payout will be capped at 100% of target, even if relative TSR performance would otherwise result in an above-target award.

Some shareholders voiced concerns that our compensation peer group included companies that were not appropriately scaled to OpenText’s size
Comprehensive Peer Group Refreshment: In Fiscal 2025, in response to ongoing feedback regarding market capitalization scaling, we conducted a thorough review and replaced eight companies with six new peers. For Fiscal 2026, no changes were made to the peer group. The peer group accurately reflects OpenText’s market capitalization, revenue profile, and operating complexity, with all new peers having market capitalizations that fall within a reasonable range relative to OpenText (.25x to 4x). Relative to the updated peer group:
• OpenText revenues are at the 60th percentile;
• Employee headcount is at the 70th percentile; and
• Market capitalization is at the 22nd percentile.
For new hires based in Canada, including our new CEO, pay levels are also reviewed relative to TSX 60 benchmarks.

Section III - Compensation Governance and Objectives
Role of the Talent and Compensation Committee
The Talent and Compensation Committee has responsibility for the oversight of executive compensation within the terms and conditions of our various compensation plans. The Talent and Compensation Committee approves the compensation of our executive officers, except for our CEO, whose compensation is approved by the Board without the CEO present. Compensation decisions for our executive officers are made after considering, among other things, performance goals, base salary, bonuses, executive benefits, short-term incentives, and long-term incentives. The Talent and Compensation Committee also reviews and recommends for approval all equity awards related to executive compensation prior to final approval by the Board and supports the Board with respect to talent and culture matters, including: succession and development of our executive officers; reviewing and discussing the progress of our workforce and global employee engagement initiatives; providing input on human capital disclosures; and reviewing our approach to retirement programs.
The Talent and Compensation Committee coordinates with the CEO and the Chief Human Resources Officer, in collaboration with management and the finance and legal groups, as appropriate, to design and develop the compensation program. Together, they support the preparation and analysis of financial data, peer group comparisons, and other materials to assist the Talent and Compensation Committee in making and implementing its decisions.
The Board, the Talent and Compensation Committee, and our management employ a set of policies and processes to evaluate the performance of each of our NEOs, which inform the determination of long-term incentive awards for each NEO. The performance of each of our NEOs, other than our CEO, is assessed by our CEO in his capacity as the direct supervisor of the other NEOs. The performance of our CEO is assessed by the Board (excluding the CEO). The Board conducts discussions and makes decisions with respect to the performance of our CEO in special sessions from which management and the CEO are absent.
The CEO, with the assistance of the Chief Human Resources Officer, also conducts an annual review of the total compensation of each executive officer, including the NEOs. The review includes an assessment of each executive officer’s experience, performance, the performance of the executive officer’s respective business or function, and market pay levels. After this review, the CEO recommends base salaries, annual target short-term incentive and long-term incentive opportunities, any payouts related to the annual short-term incentives, and annual equity grants for the executive officers to the Talent and Compensation Committee for approval.
For each element of compensation, target values are established based on competitive market practice and each NEO's ability to influence financial or operational performance. Target values are consistent with competitive market practice, set to ensure that annual total direct target compensation packages are appropriately positioned relative to our peer group. Grant amounts consider the desired pay mix, competitive positioning and internal equity across our NEOs, with a significant majority of total compensation being performance-based and "at risk," to ensure alignment with our performance over the long term.
The Talent and Compensation Committee considers previous compensation awards and internal pay equity across the senior executive team, competitive market practice, the impact of tax and accounting treatments, applicable regulatory requirements, any material acquisitions or divestitures closed during the year and the results of the most recent shareholder advisory vote on executive compensation when approving compensation programs.

The Talent and Compensation Committee met nine times during Fiscal 2026.
During Fiscal 2026, the Board did not appoint a permanent Chair of the Talent and Compensation Committee. To facilitate the Talent and Compensation Committee’s meetings, the chair position was rotated among our highly experienced Talent and Compensation Committee members, all of whom joined the Talent and Compensation Committee within the past three fiscal years. Following each meeting, the Talent and Compensation Committee reported items that it, in its determination, considered noteworthy to the Board.
Compensation Consultant
The Talent and Compensation Committee seeks the advice of an outside compensation consultant to provide assistance and guidance on compensation issues. The compensation consultant may provide the Talent and Compensation Committee with relevant information pertaining to market compensation levels, alternative compensation plan designs, market trends and best practices and may assist the Talent and Compensation Committee with respect to determining the appropriate benchmarks for each NEO’s compensation. The Talent and Compensation Committee has the sole authority to retain and terminate outside consultants.
In Fiscal 2026, the Talent and Compensation Committee retained Meridian Compensation Partners (Meridian) as its compensation consultant. The decision was made to reinforce the Talent and Compensation Committee’s commitment to aligning executive compensation practices with leading governance standards and shareholder expectations. Meridian was retained to provide independent advisory services and support for our executive compensation program. As part of their engagement, Meridian reviewed all benchmarking and recommendations with respect to our compensation framework, evaluating it against our compensation philosophy, strategic objectives, and market practice. Meridian also provided independent compensation analysis and recommendations in connection with the compensation arrangement for our incoming CEO, Mr. Antoun. Throughout Fiscal 2026, the members of the Talent and Compensation Committee met periodically with Meridian representatives to discuss market practices, evolving governance trends, and potential implications for the Company’s financial performance. Meridian also provided benchmarking data and guidance on CEO and executive officer compensation. For these services, Meridian received $164,598 in fees during Fiscal 2026.
Talent and Compensation Committee Approach and Objectives
We believe that compensation plays an important role in achieving short and long-term business objectives that ultimately drive business success and long-term shareholder value creation. The Talent and Compensation Committee ensures compensation decisions are in line with our compensation philosophy to be talent competitive. Our compensation program objectives include:
•Attracting, motivating and retaining highly qualified executive officers who have a history of proven success through compensation programs that reflect the market. Our compensation program primarily reflects practices in the information technology sector, in terms of executive pay levels and program design. We use market data from similarly sized software and technology companies with a global presence for a variety of reasons, including that greater than 95% of our revenues are generated outside of Canada.
•Aligning the interests of executive officers with our shareholders’ interests and with the execution of our business strategy, with the majority of the total compensation package tied to performance-based variable rewards. Evaluation of executive performance is based on achievement of key financial metrics that we believe closely correlate to long-term shareholder value. Our short and long-term goals are reflected in our overall compensation program with evaluations based on achieving and overachieving predetermined objectives. The target pay mix for our CEO and other Current NEOs, illustrating the significant proportion of total target compensation that is performance-based and at risk, is set out under Section V - “Elements of Our Compensation Program” below.

Our approach to executive pay is guided by the following best practices:

What We Do
✓	Balance short- and long-term incentives, cash and equity, and fixed and variable pay.
✓	Link a significant amount of target NEO pay to Company performance (at least 80%).
✓	Cap short-term incentive plans at 200% of target.
✓	Use multiple types of equity awards to balance risk and reward.
✓	Use distinct performance metrics in our short- and long-term incentives.
✓	Compare executive compensation and Company performance to relevant peer group companies, which are re-evaluated annually, and consider our industry scope, market for executive talent and geographic footprint.
✓	Require significant executive stock ownership.
✓	Allow unearned incentive pay to be recaptured under our Clawback Policy (defined below).
✓	Provide only limited perquisites and no supplemental executive retirement plans.
✓	Retain an independent compensation consultant.
✓	Conduct an annual shareholder say-on-pay advisory vote.
✓	Conduct regular and extensive engagement with our shareholders, including an initiative focused specifically on compensation.
✓	Avoid guaranteed base salary increases or a minimum level of vesting for long-term incentives.
✓	Refrain from paying discretionary bonuses.
✓	Provide double-trigger change in control benefits to our NEOs.
Section IV – Compensation Peer Group
Aggregate compensation for each NEO is designed to be market competitive. The Talent and Compensation Committee refers to the compensation practices of similarly situated companies in determining our compensation policy. Although the Talent and Compensation Committee reviews each element of compensation for market competitiveness and may weigh a particular element more heavily than another based on a NEO’s role within the Company, the primary focus remains on being competitive in the market with respect to total compensation.
To identify comparable companies, we apply an industry framework that aligns with the methodology used by proxy advisors, selecting companies that are similar in size and have comparable business strategies and financial models. We recognize that there are few, if any, direct peers that are based in Canada with a significant U.S. presence. Given that our market for executive talent is global in nature, we apply the following screening process:

Quantitative Screen

We initially screen for companies within our Global Industry Classification Standard (GICS) industry group, including those specifically classified under the Application Software sub-industry. From there, we identify companies that are reasonably similar to OpenText, filtering based on revenue and market capitalization (each within a range of 0.25 to 4 times our own). Following this initial quantitative screen, we review additional factors such as total assets, net income, and number of employees to supplement our overall quantitative selection process.

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

The Talent and Compensation Committee generally benchmarks against software and technology companies with a global presence, rather than solely Canadian companies, recognizing that qualified candidates for executive positions compete in a global market for talent regardless of where they reside. Attracting and retaining talent with the highest level of industry expertise is central to the Company’s business and strategy, and our compensation practices must align with market expectations. Benchmarking against a broad, globally representative peer group ensures that our compensation program remains competitive and enables us to attract, retain, and motivate the caliber of executive leadership required to drive the Company’s long-term performance and growth.
Fiscal 2026 Compensation Peer Group
For Fiscal 2026, we conducted a thorough review of our compensation peer group in collaboration with the Board and management’s compensation consultants. Following this review, we determined that the existing peer group remained appropriate and required no changes, consistent with feedback received through direct shareholder outreach.
The peer group used for benchmarking executive compensation was selected through a rigorous process that incorporated multiple inputs. This included alignment with proxy advisor frameworks, an independent review conducted by our external compensation consultant, Meridian, and thorough evaluation, review, and approval by the Talent and Compensation Committee. This approach ensures the peer group reflects relevant industry standards and supports informed compensation decisions. In addition to this peer group, for certain executive roles including the CEO and CFO, the Talent and Compensation Committee also references compensation market data from TSX 60 companies, given that OpenText is itself a TSX 60 constituent, to ensure pay practices remain competitive within the Canadian market for senior executive talent.
As a result, for Fiscal 2026, all peer companies fall within the targeted range of 0.25x to 4x OpenText’s revenue and market capitalization. By way of comparison among the peer group:
•OpenText’s trailing 12-month revenue ranks at the 60th percentile relative to the peer group.
•OpenText’s six-month average market capitalization ranks at the 22nd percentile.
Our peer group for Fiscal 2026 consists of the following companies:

Akamai Technologies	Dropbox	NCR Voyix
Amdocs	DXC Technology Company	NetApp
Broadridge Financial Solutions	Euronet Worldwide	Nutanix
Celestica	Gartner	PTC
CGI	Gen Digital	RingCentral
DocuSign	GoDaddy	SS&C Technologies

OpenText’s profile relative to last year is summarized as follows. Based on both revenue and headcount, OpenText is a larger organization relative to the Fiscal 2026 peer group median.

	Fiscal 2025 Peer Group Profile Comparison			Fiscal 2026 Peer Group Profile Comparison
	Peer Group Median	OpenText	OpenText % of Peer Group	Peer Group Median	OpenText	OpenText % of Peer Group
Revenues (in millions)	$4,354	$5,168	118.7%	$4,811	$5,246	109.0%
Market Capitalization (in millions)	$17,083	$7,440	43.6%	$12,208	$5,363	43.9%
Headcount	11,200	21,400	191.1%	11,350	19,900	175.3%
Section V - Elements of Our Compensation Program
We use a combination of fixed and variable compensation to motivate our executive officers to achieve our corporate goals. The basic components of our executive officer compensation program are:
•Base salary (fixed);
•Short-term cash incentives (variable); and
•Long-term equity incentives (variable).
To ensure alignment of the interests of our executive officers with those of our shareholders, a significant proportion of each executive officer’s compensation is variable or “at risk.” Also, our short-term and long-term incentive compensation is subject to our Clawback Policy (see “Other Information with Respect to Our Compensation Program - Clawback Policy” below).
The Talent and Compensation Committee believes Fiscal 2026 compensation outcomes are aligned with Company performance and shareholder experience. Consistent with our pay-for-performance philosophy, realized and realizable CEO and NEO pay outcomes track total shareholder return (TSR) over both annual and long-term periods. For Fiscal 2026, CEO compensation outcomes declined alongside TSR underperformance: PSUs granted in Fiscal 2023 vested at 74% of target based on rTSR at the 37th percentile and the Fiscal 2026 STI paid out at 91% of target.
The Talent and Compensation Committee annually considers the percentage of each NEO’s total target compensation that is “at risk” depending on the NEO’s responsibilities and objectives.
The following pay mix graphics reflect the annualized target compensation of our current CEO and CFO, as well as our three most highly compensated executive officers, other than the current CEO and CFO, who were serving as an executive officer at the end of Fiscal 2026 (collectively, the “Current NEOs”). The graphics below, as well as other graphics depicting our Current NEOs in this CD&A, are intended to reflect the design of our go-forward executive compensation program. As a result, Mr. McGourlay, Mr. Balota, Mr. Barrenechea, Mr. Westlake, Mr. Berry, and Ms. Ono have been excluded from the determination of our Current NEOs to provide appropriate comparability for our program design as compared to our peers.

The pay mix graphics below reflect our CEO’s and Current NEOs (excluding the CEO) pay mix for their annualized target compensation for Fiscal 2026, illustrating the significant proportion of total target compensation that is performance-based and at risk.

Named Executive Officer	Fixed Pay Percentage (“Fixed”)	Short-Term Incentive Percentage (at 100% target) (“At Risk”)	Long-Term Incentive Percentage (at 100% target) (“At Risk”)
Ayman Antoun (1)	10%	13%	77%
Steve Rai (1)	16%	16%	68%
Todd Cione	13%	13%	74%
Paul Duggan	15%	15%	70%
Muhi Majzoub	19%	19%	62%
______________________
(1)Mr. Antoun’s and Mr. Rai’s pay mix percentages are based on their respective annualized target compensation, as each joined the Company during Fiscal 2026 and did not serve as an executive officer for the full fiscal year.
Base Salary
The base salary review for each NEO considers factors such as current competitive market conditions and the individual’s particular skills (such as leadership ability and management effectiveness, experience, responsibility and proven or expected performance). For the actual base salary paid to each NEO during Fiscal 2026, see the Summary Compensation Table below.
Short-Term Incentives
In Fiscal 2026, NEOs participated in our STI plan, which is designed to motivate the achievement of corporate goals approved by the Board at the start of the fiscal year. Awards under the STI plan are paid in cash.
The target annual STI levels for each of our NEOs for Fiscal 2026 are shown in the table below, other than Mr. Barrenechea, Mr. Westlake, Mr. Berry and Ms. Ono who did not participate on the same basis as the other NEOs; their respective STI treatment is described separately below.

Named Executive Officer	Fiscal 2026 Target Bonus
Ayman Antoun (1)	$231,312
Steve Rai (2)	$385,322
Todd Cione	$675,000
Paul Duggan	$695,000
Muhi Majzoub	$625,000
James McGourlay (3)	$766,068
Cosmin Balota	$144,768

______________________
(1)Mr. Antoun joined the Company in April 2026. As a result, Mr. Antoun’s “at target” payout in Fiscal 2026 was prorated to $231,312, based on his annual STI target of $1,172,623.
(2)Mr. Rai joined the Company in October 2025. As a result, Mr. Rai’s “at target” payout in Fiscal 2026 was prorated to $385,322, based on his annual STI target of $524,785.
(3)From August 1, 2025 through June 30, 2026, Mr. McGourlay’s STI plan performance metrics were Worldwide Revenues and Worldwide AOI. His annual STI target for the period was prorated for the 11-month period during which he participated in the plan. Mr. McGourlay participated in a commission plan from July 1, 2025 to July 31, 2025, while in his role as EVP, International Sales (prior to being appointed as Interim CEO). His commission earnings for the one-month period were $12,746.
The Fiscal 2026 STI plan was based on two equally weighted performance measures, Worldwide Revenues and Adjusted Operating Income (AOI), each representing 50% of the total target award. Starting Fiscal 2026, all NEOs, including sales executives previously assessed on differentiated metrics, are measured solely on Worldwide Revenues and AOI, simplifying the program and aligning all executives to the Company’s core strategic priorities and a focus on profitable growth. The Talent and Compensation Committee approves the target award eligible to be earned by each NEO and sets the minimum performance threshold, target performance level and maximum performance level for each performance measure.
In Fiscal 2026, in response to shareholder feedback, the performance threshold required to earn the maximum STI payout of 200% of target was raised to at least 104% for both Worldwide Revenues and AOI, stricter than Fiscal 2025 when only AOI required 103% for maximum payout. The payout curves were also restructured to deliver lower payouts for below-target performance, strengthening the link between pay and revenue and AOI growth.

Payment Scale for 2026 Worldwide Revenues and Worldwide Adjusted Operating Income
% Attainment	% Payment	% Attainment	% Payment
0 - 94%	—%	100.0%	100.0%
95%	25.0%	101.0%	125.0%
96%	40.0%	102.0%	150.0%
97%	55.0%	103.0%	175.0%
98%	70.0%	104.0%	200.0%
99%	85.0%
Formula when performance is above-target: Actual / Target = % of Attainment
(Linear interpolation of earnout relative to performance attainment across the full range)

The threshold, target and maximum performance levels and associated payout formula for Fiscal 2026 are set forth in the following table.

Financial Measure (in millions)	Weighting	Threshold	Target (1)	Maximum	Results	Payout (%)	Weighted Payout (%)
Worldwide Revenues (2)	50%	$4,934	$5,194	$5,402	$5,089	70%	91%
Adjusted Operating Income (3)	50%	$1,582	$1,665	$1,732	$1,674	113%
______________________
(1)During Fiscal 2026, the Company completed two divestitures: the sale of eDOCS on January 12, 2026 for $163 million in cash, and the sale of Vertica on May 11, 2026 for $150 million in cash, in each case before taxes, fees and other adjustments. The Fiscal 2026 target, which reflects only our ongoing product portfolio, represents approximately 1% growth in Worldwide Revenues compared to Fiscal 2025 results after excluding eDOCS and Vertica from the results. The targets also reflect a greater increase in the AOI target, consistent with the Company’s continued focus on revenue growth and cost reduction initiatives. Accordingly, the Fiscal 2026 targets for each metric were established at levels above their respective Fiscal 2025 achievements on an ongoing product portfolio basis.
(2)Worldwide Revenues are derived from the “Total Revenues” line of our audited income statement and are an important metric for measuring our growth and the scope of the business enterprise.
(3)AOI is a non-GAAP measure intended to reflect the operational effectiveness of our leadership by showing our ability to generate profits from our operational activities and to manage the costs associated with our worldwide revenues. AOI is calculated as total revenues less the total cost of revenues and operating expenses excluding amortization of intangible assets, special charges (recoveries) and stock-based compensation expense, and is further adjusted to remove the impact of foreign exchange.
The actual STI award earned by each NEO for Fiscal 2026 was determined in accordance with the formulas described above, without any discretionary adjustment.
Mark J. Barrenechea
Mr. Barrenechea ceased to be our Chief Executive Officer in August 2025. Pursuant to his employment agreement, he received an “at target” STI payment prorated for the period he was employed during Fiscal 2026. Mr. Barrenechea’s “at target” payout in Fiscal 2026 was $164,423, based on his annual STI target of $1,425,000.
Chadwick Westlake
Mr. Westlake ceased to be our Chief Financial Officer in August 2025. He received no STI payment as he voluntarily departed from the Company.
Savinay Berry
Mr. Berry ceased to be our Chief Product Officer in January 2026. Pursuant to his employment agreement, he received an “at target” STI payment prorated for the period he was employed during Fiscal 2026. Mr. Berry’s “at target” payout in Fiscal 2026 was $360,577, based on his annual STI target of $625,000.
Sandy Ono
Ms. Ono ceased to be our Chief Marketing Officer in December 2025. Pursuant to her employment agreement, she received an “at target” STI payment prorated for the period she was employed during Fiscal 2026. Ms. Ono’s “at target” payout in Fiscal 2026 was $272,356, based on her annual STI target of $643,750.
Long-Term Incentives
We incentivize our executive officers, including our NEOs, in part, through long-term compensation granted pursuant to our LTIP. Our LTIP grants represent a significant proportion of our NEOs’ total compensation and serve a twofold purpose: (i) to provide a competitive compensation package; and (ii) to align the interests of our NEOs with those of our shareholders.
Our CEO’s annual LTIP target grant value is $7.0 million, representing a reduction of $2.5 million from the prior CEO's Fiscal 2026 LTIP target of $9.5 million. His LTIP award consists of 70% PSUs and 30% RSUs, reflecting a greater emphasis on performance-based compensation than the 55% PSU weighting applicable to other NEOs. In determining the LTI vehicle mix for our CEO, the Talent and Compensation Committee weighed the performance orientation of an all-PSU design against the importance of accelerating share ownership for an externally recruited CEO, and approved a 70% PSU / 30% RSU mix in connection with the negotiation of his employment agreement. The RSU component supports the build-up of Mr. Antoun's share ownership toward compliance with the Company's stock ownership guidelines, strengthening his direct alignment with shareholders, and remains fully at risk to share price performance over its three-year vesting period. Our CEO joined the Company after the August 2025 annual LTIP grant cycle and did not receive a Fiscal 2026 annual LTIP award. Our CEO’s first annual LTIP award is expected to be granted in August 2026. Upon joining the Company, Mr. Antoun received sign-on equity awards consisting of stock options and RSUs, as described below. In establishing Mr. Antoun's compensation package, the Talent and Compensation Committee also considered internal pay equity. The ratio of CEO target total compensation to that of the next-highest-paid NEO decreased from 2.3x to 1.7x, reflecting greater pay equity among the executive team.
For Fiscal 2026, we increased the annual LTIP target grant values for certain NEOs to ensure alignment with our compensation philosophy. Despite the increase, the overall LTIP values for certain NEOs remain positioned below the 25th percentile of our peer group.
The performance goals and their weightings under the LTIP are first recommended by the Talent and Compensation Committee and then approved by the Board. Grants are generally made on an annual basis. For grants made in August 2025 (for Fiscal 2026), the LTIP consisted of the components outlined in the table below.

Vehicle	Vesting
Performance Share Units (PSUs)	Cliff vesting after three years following the determination by the Board that the performance criteria have been met for the rTSR metric.(1)
Restricted Share Units (RSUs)	Vesting occurs annually in equal amounts on each of the first three anniversaries of the grant date.
______________________
(1)The number of PSUs to vest is based on the Company’s rTSR at the end of a three-year period relative to the TSR of the constituents of the NASDAQ Composite Index.

Once vested, PSUs and RSUs are settled in either Common Shares or cash, at the discretion of the Board.
Payouts under LTIP grants:
•May be subject to certain limitations in the event of early termination of employment or change in control of the Company; and
•When the Company pays cash dividends on outstanding Common Shares, the Company credits dividend equivalent PSUs and RSUs to the participant’s account. Dividend equivalent PSUs and RSUs are subject to the same terms and conditions as the underlying PSUs or RSUs, as applicable, and vest and are settled at the same time and in the same form as the corresponding PSUs or RSUs. Dividend equivalents related to PSUs are credited only for shares that are ultimately earned under the PSU program.
LTIP - PSU Grants in Fiscal 2026
In Fiscal 2026, we maintained our practice of granting PSUs to all NEOs, with vesting tied to rTSR. Since the Fiscal 2024 grant cycle, PSU performance has been benchmarked against the three-year TSR of companies included in the NASDAQ Composite Index, reflecting the Company's increased scale and broader market position following the Micro Focus Acquisition and providing a more representative benchmark for evaluating long-term performance. This index is heavily weighted towards the information technology sector, aligning with alternative investment opportunities available to our shareholders.
To further strengthen the performance orientation of our PSU program, we raised the rTSR threshold required to achieve a target payout for Fiscal 2026 grants. Under the revised design, PSUs are earned at the target level only if our rTSR ranks at or above the 55th percentile of the NASDAQ Composite Index constituents, reinforcing our commitment to delivering strong, market-leading performance.
In Fiscal 2026, an absolute TSR modifier was introduced to the PSU program. If the Company's absolute TSR is negative over the three-year performance period, PSU payouts will be capped at 100% of target, even if relative TSR performance would otherwise result in an above-target award. This modifier directly links pay outcomes to the shareholder experience.

rTSR vs Index Constituents:	PSUs Earned as % Target:
Below 20th percentile	0%
20th percentile	50%
50th percentile	97.5%
55th percentile	100%
75th percentile	200%
(Linear interpolation of earnout relative to performance attainment across the full range)
The table below reflects annual LTIP target grant values for Current NEOs as of June 30, 2026.

Named Executive Officer	Performance Share Units Value	Restricted Share Units Value	Total
Ayman Antoun (1)	N/A	N/A	N/A
Steve Rai	$935,000	$765,000	$1,700,000
Todd Cione	$2,200,000	$1,800,000	$4,000,000
Paul Duggan	$1,815,000	$1,485,000	$3,300,000
Muhi Majzoub	$1,100,000	$900,000	$2,000,000
______________________
(1)Mr. Antoun joined the Company after the August 2025 annual LTIP grant cycle and did not receive a Fiscal 2026 annual LTIP award.
For details of our previous LTIPs, see Item 11 of our Annual Report on Form 10-K for the relevant fiscal year.
Sign-on Equity Grant for Mr. Antoun
As part of Mr. Antoun’s employment agreement, he received sign-on equity awards upon joining the Company in April 2026, consisting of stock options and RSUs, each with a target value of $2.0 million. The sign-on equity awards are consistent with competitive market practices, align Mr. Antoun’s interests with those of the Company’s shareholders and reinforce a commitment to long-term executive ownership.
•Stock options: Mr. Antoun was granted 378,072 stock options, with a target value of $2.0 million, as determined using the Black-Scholes valuation methodology. The options vest ratably over four years, with 25% vesting on each anniversary of the grant date.
•RSUs: Mr. Antoun was granted 84,696 RSUs, with a target value of $2.0 million, which cliff vest on the third anniversary of the grant date.
The RSU sign-on grant is subject to the same terms and conditions as our LTIP RSU grants.
Sign-on Equity Grant for Mr. Rai
As part of Mr. Rai’s employment agreement, he received sign-on equity awards upon joining the Company in October 2025, consisting of stock options and prorated participation in prior-year LTIP cycles. The sign-on equity awards are consistent with competitive market practices, align Mr. Rai’s interests with those of the Company’s shareholders and reinforce a commitment to long-term executive ownership.

•Stock options: Mr. Rai was granted 120,000 stock options, with a target value of $1.0 million, as determined using the Black-Scholes valuation methodology. The options vest ratably over four years, with 25% vesting on each anniversary of the grant date.
•Pro-rated LTIP Vesting in Fiscal 2027: Mr. Rai was granted a pro-rated LTIP award which will vest in Fiscal 2027, with a target value of $1.0 million based on his annual target of $1.7 million. The award consists of 50% PSUs, 25% RSUs, and 25% stock options. The award follows the same vesting schedule and terms and conditions as the original LTIP grant made in Fiscal 2025.
•Pro-rated LTIP Vesting in Fiscal 2028: Mr. Rai was granted a pro-rated LTIP award which will vest in Fiscal 2028, with the target value of $1.6 million based on his annual target of $1.7 million. The award consists of 55% PSUs, and 45% RSUs. The award follows the same vesting schedule and terms and conditions as the original LTIP grant made in Fiscal 2026.
LTIP - PSU Vesting in Fiscal 2026
PSUs granted in Fiscal 2023 were eligible to vest during Fiscal 2026, based on rTSR performance compared to the designated index over a three-year performance period. Over this period, the Company achieved rTSR at the 37th percentile relative to the S&P Midcap 400 Software & Services Peer Group used for the Fiscal 2023 PSU awards. This level of performance resulted in a formulaic payout of 74% of the original PSU grant.
LTIP - RSUs
RSUs are not subject to specific performance-based vesting conditions. Instead, RSUs are intended to promote employment retention over the applicable three-year vesting period and to align NEO interests with share price performance over time.
LTIP - Stock Options
For Fiscal 2026, the LTIP equity vehicle mix was revised to eliminate stock options from the annual grant program, with annual LTIP awards now delivered through a combination of PSUs and RSUs.
Stock options that were previously granted under earlier annual LTIP awards will continue to vest over a four-year period and will only have value if our stock price increases during their seven-year term. For a discussion of the assumptions used in the valuation of stock options, see Note 13 “Equity and Share-based Compensation to our Notes to Consolidated Financial Statements under Item 8 of the Annual Report on Form 10-K. All stock option grants, whether part of the annual LTIP prior to Fiscal 2026 or granted separately for new hires, promotions, retention or other reasons, are governed by our stock option plan. The price at which stock options are granted is not less than the closing price of the Company’s Common Shares on the trading day for the NASDAQ immediately preceding the applicable grant date. In addition, grants and exercises of stock options are subject to our Insider Trading Policy. For details of our Insider Trading Policy, see “Other Information with Respect to Our Compensation Program - Insider Trading Policy” below.
Details of LTIP awards made to each NEO, including individual grant values, are set forth in the compensation tables below.
Section VI - Other Elements of Our Compensation Program
Executive Change in Control and Severance Benefits
Our severance benefit agreements are designed to provide reasonable compensation to departing senior executive officers under certain circumstances. Competitive severance benefits are standard market practice and an important factor in attracting and retaining the caliber of executive talent required to lead our organization. We believe that the absence of such benefits would put us at a meaningful competitive disadvantage in the market for senior executive talent. Furthermore, we believe that it is important to set forth the benefits payable in triggering circumstances in advance to avoid future disputes or litigation.
The severance benefits we offer to our senior executive officers are competitive with those offered to similarly situated executive officers at comparable companies. We have structured our senior executive officers’ change in control benefits as “double trigger” benefits, meaning that the benefits are paid only in the event of, first, a change in control transaction, and second, a change in relationship between the Company and the senior executive officer within twelve months after the transaction. These benefits are intended to incentivize our senior executive officers to remain employed with the Company in such a transaction.

Perquisites
Our NEOs receive a minimal amount of non-cash compensation in the form of executive perquisites that are not otherwise available to all our employees, including:
•An annual executive medical physical examination; and
•An annual allowance to reimburse expenses to a pre-defined maximum for financial, tax and estate planning and additional life insurance.
Certain NEOs may also receive other perquisites from time to time. Perquisites that meet the applicable disclosure threshold are disclosed in the “All Other Compensation” column of the Summary Compensation Table below.
Other Benefits
We provide various employee benefit programs on the same terms to all employees in the same country, including our NEOs, such as, but not limited to:
•Medical health insurance;
•Dental insurance;
•Life insurance; and
•Tax-based retirement savings plans matching contributions.
NEOs residing in the U.S. may be eligible to continue participation in US Open Text health care plans upon retirement on the condition that the costs of the benefit are fully borne by the retiree.
Pension Plans
We do not provide pension benefits or any non-qualified deferred compensation to any of our NEOs.

Summary Compensation Table
The following table sets forth summary information concerning the annual compensation of our NEOs. All numbers are rounded to the nearest dollar or whole share.

	Fiscal Year	Salary ($)(1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($) (6)		Total ($)
Ayman Antoun	2026	174,380	—	2,093,685	2,000,880	211,419	—	(7)	4,480,364
Chief Executive Officer (CEO)	2025	N/A	N/A	N/A	N/A	N/A	N/A	(8)	N/A
	2024	N/A	N/A	N/A	N/A	N/A	N/A	(8)	N/A
Steve Rai	2026	387,625	—	3,481,559	1,277,436	352,184	49,355	(9)	5,548,159
Executive Vice President, Chief Financial Officer (CFO)	2025	N/A	N/A	N/A	N/A	N/A	N/A	(8)	N/A
	2024	N/A	N/A	N/A	N/A	N/A	N/A	(8)	N/A
Todd Cione	2026	675,000	—	5,558,276	—	616,950	640,027	(9)(10)	7,490,253
President, Worldwide Sales	2025	675,000	—	3,561,858	875,741	607,500	—	(11)	5,720,099
	2024	155,966	167,828	3,240,363	2,780,139	—	1,125	(11)	6,345,421
Paul Duggan	2026	695,000	—	4,585,276	—	635,230	9,000	(6)	5,924,506
Executive Vice President, Special Advisor	2025	675,000	—	3,053,021	750,602	594,000	8,838	(11)	5,081,461
	2024	650,000	—	2,204,410	396,321	1,232,800	14,643	(11)	4,498,174
Muhi Majzoub	2026	625,000	—	2,779,138	—	571,250	31,621	(9)	4,007,009
Executive Vice President, Product and Engineering	2025	625,000	—	2,035,348	500,440	562,500	41,894	(11)	3,765,182
	2024	600,000	—	2,204,410	396,321	715,000	21,250	(11)	3,936,981
James McGourlay	2026	805,276	12,746	2,504,001	—	700,186	40,951	(9)	4,063,160
President, Chief Client Officer (Former Interim CEO)	2025	N/A	N/A	N/A	N/A	N/A	N/A	(12)	N/A
	2024	N/A	N/A	N/A	N/A	N/A	N/A	(12)	N/A
Cosmin Balota	2026	374,362	72,384	417,114	133,788	132,318	37,077	(9)	1,167,043
Senior Vice President, Chief Accounting Officer (Former Interim CFO)	2025	N/A	N/A	N/A	N/A	N/A	N/A	(12)	N/A
	2024	N/A	N/A	N/A	N/A	N/A	N/A	(12)	N/A
Mark J. Barrenechea	2026	100,758	—	—	—	164,423	4,920,324	(13)	5,185,505
Former Vice Chair, CEO and CTO	2025	950,000	—	10,176,258	2,502,085	1,282,500	36,812	(11)	14,947,655
	2024	950,000	—	9,566,165	2,500,415	1,694,375	31,781	(11)	14,742,736
Chadwick Westlake	2026	72,384	—	—	—	—	10,022	(14)	82,406
Former Executive Vice President, CFO	2025	190,193	189,191	1,967,065	1,279,931	—	34,191	(11)	3,660,571
	2024	N/A	N/A	N/A	N/A	N/A	N/A	(8)	N/A
Savinay Berry	2026	355,114	—	3,473,797	—	360,577	1,327,368	(15)	5,516,856
Former Executive Vice President, Chief Product Officer	2025	N/A	N/A	N/A	N/A	N/A	N/A	(8)	N/A
	2024	N/A	N/A	N/A	N/A	N/A	N/A	(8)	N/A
Sandy Ono	2026	277,983	—	2,362,024	—	272,356	1,327,331	(16)	4,239,694
Former Executive Vice President, Chief Marketing Officer	2025	N/A	N/A	N/A	N/A	N/A	N/A	(11)	N/A
	2024	N/A	N/A	N/A	N/A	N/A	N/A	(11)	N/A
______________________
(1)Base salary amounts reflect actual salary paid during Fiscal 2026 and may differ from annualized base salary due to mid‑year appointments, interim roles, or salary adjustments. The annualized base salaries for Messrs. Antoun, Rai, Barrenechea, Westlake, and Berry, and Ms. Ono for Fiscal 2026 were $868,610, $524,785, $950,000, $579,073, $625,000, and $643,750, respectively.
(2)The amount reported in the column for Mr. McGourlay represents sales commissions earned under his commission-based plan. The amount reported for Mr. Cione represents an “at target” STI payment prorated for the period of time Mr. Cione was employed by the Company during Fiscal 2024, based on his annual STI target of $675,000, pursuant to his sign-on compensation arrangement. The amount reported for Mr. Westlake represents an “at target” STI payment prorated for the period of time Mr. Westlake was employed by the Company during Fiscal 2025, based on his annual STI target of $585,210, pursuant to his sign-on compensation arrangement. The amount reported in the column for Mr. Balota includes a bonus upon successful completion of additional responsibilities assumed in his role as Interim CFO.
(3)Amounts reported in this column represent the aggregate grant-date fair value of the awards at target performance, as computed in accordance with ASC Topic 718 “Compensation-Stock Compensation” (Topic 718). These values reflect the probable outcome at the grant date and may vary from the target values indicated in the table set forth above in the section “LTIP” and the amounts ultimately realized by the NEOs. For a discussion of the assumptions used in these valuations, see Note 13 “Equity and Share-based Compensation” to our Notes to Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K. Assuming achievement of the highest level of performance, the maximum grant-date fair value of the PSU awards received by Messrs. Antoun, Rai, Cione, Duggan, Majzoub, McGourlay, Balota, Barrenechea, Westlake and Berry, and Ms. Ono in Fiscal 2026 would be $—, $4.6 million, $7.5 million, $6.2 million, $3.8 million, $3.3 million, $0.6 million, $4.7 million, and $3.2 million, respectively. Mr. McGourlay's stock awards include a supplemental LTIP grant approved by the Board in connection with his appointment as Interim CEO, with a target value of $281,250, in addition to his annual LTIP award of $1.5 million. The amounts reported for Mr. Berry and Ms. Ono reflect the grant-date fair value of PSU and RSU awards granted in Fiscal 2026, as required by Topic 718. Mr. Berry and Ms. Ono subsequently forfeited all such PSUs and RSUs upon their respective departures from the Company in January 2026 and December 2025, respectively. For further detail see "Grants of Plan-Based Awards in Fiscal 2026" below. RSUs and PSUs are entitled to receive dividend equivalents, which are credited in the form of additional units and are subject to the same vesting conditions as the underlying award; dividend equivalents in respect of PSUs are credited only on units that are ultimately earned. Such dividend equivalents do not result in additional compensation for purposes of the table.
(4)Amounts reported in this column represent the amount recognized as the aggregate grant-date fair value of stock option awards, as calculated in accordance with Topic 718 for the fiscal year in which the awards were granted. In all cases, these amounts do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. For a discussion of the assumptions used in this valuation, see Note 13 “Equity and Share-based Compensation” to our Notes to Consolidated Financial Statements under Item 8 of the Annual Report. Mr. Antoun and Mr. Rai’s option awards reflect grants of stock options approved by the Board in connection with their respective sign-on compensation arrangements. Mr. Balota's option awards reflect a grant of stock options approved by the Board in connection with his appointment as Interim CFO. For further detail see "Grants of Plan-Based Awards in Fiscal 2026" below.
(5)Amounts reported in this column for Fiscal 2026 represent payments under the short-term incentive plan based on actual performance achieved. The payments made to Mr. Barrenechea, Mr. Berry, and Ms. Ono represent their “at target” STI payment prorated for the duration they were employed during Fiscal 2026.
(6)Except as otherwise indicated the amounts in “All Other Compensation” primarily include (i) medical examinations, (ii) tax preparation and financial advisory fees paid, (iii) employer matching contributions under benefit plans, and (iv) authorized spousal travel expenses related to certain Company events. “All Other Compensation” does not include benefits received by the NEOs which are generally available to all of our salaried employees.
(7)The total value of all perquisites and personal benefits for this NEO was less than $10,000, and, therefore, excluded from calculating “All Other Compensation”.
(8)Mr. Antoun joined the Company in April 2026, Mr. Rai joined the company in October 2025, Mr. Westlake joined the Company in March 2025, and Mr. Berry joined the company in January 2025.
(9)Includes gross-up amounts for authorized spousal travel expenses related to certain Company events. The gross-up amounts for Messrs. Rai, Cione, Majzoub, McGourlay, and Balota were $22,557, $9,398, $4,494, $21,921, and $14,568, respectively.
(10)Includes $600,000 that was paid, reimbursed or attributed for relocation costs.
(11)For details of the amounts of fees or expenses we paid or reimbursed please refer to Summary Compensation Table in Item 11 of our Annual Report on Form 10-K for the corresponding fiscal years ended June 30, 2025 and 2024.
(12)The executive officer was not a NEO during the fiscal year, and therefore compensation details have been excluded.
(13)Mr. Barrenechea ceased to be our Chief Executive Officer in August 2025. As a result of his termination with the Company, pursuant to his employment agreement, Mr. Barrenechea is entitled to receive 24-months of base salary ($1,900,000), short-term incentive target ($2,850,000), payout of certain related perquisites (including $56,841 related to tax preparation and financial advisory fees paid, $66,537 related to medical examinations, and guest travel), and accrued vacation ($43,846). These severance amounts are consistent with the prior disclosure contained in “Compensation Discussion and Analysis — Elements of Our Compensation Program — Potential Payments Upon Termination or Change in Control” of the Annual Report on Form 10-K for the year ended June 30, 2025.
(14)Mr. Westlake ceased to be our Chief Financial Officer in August 2025 and received no severance as he voluntarily departed the Company. The amount represents a cash payout of earned obligations upon separation.
(15)Mr. Berry ceased to be our Chief Product Officer in January 2026. As a result of his termination with the Company, pursuant to his employment agreement, Mr. Berry is entitled to receive 12-months of base salary ($625,000), target short-term incentive ($625,000), insurance premium related to employee and medical benefits ($24,426), payout of certain related perquisites ($19,868), accrued vacation pay ($19,231), and employer matching contributions ($13,844). These severance amounts are consistent with the prior disclosure contained in “Compensation Discussion and Analysis — Elements of Our Compensation Program — Potential Payments Upon Termination or Change in Control” of the Annual Report on Form 10-K for the year ended June 30, 2025.
(16)Ms. Ono ceased to be our Chief Marketing Officer in December 2025. As a result of her termination with the Company, pursuant to her employment agreement, Ms. Ono is entitled to receive 12-months of base salary ($643,750), target short-term incentive ($643,750), insurance premium related to employee and medical benefits ($24,426), and accrued vacation ($14,855). These severance amounts are consistent with the prior disclosure contained in “Compensation

Discussion and Analysis — Elements of Our Compensation Program — Potential Payments Upon Termination or Change in Control” of the Annual Report on Form 10-K for the year ended June 30, 2025.
Grants of Plan-Based Awards in Fiscal 2026
The following tables set forth certain information concerning grants of awards made to each NEO during Fiscal 2026.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3)	All Other Option Awards: Number of Securities Underlying Options (4)	Exercise or Base Price of Option Awards (5)	Closing Price of Option Awards on date of Grant	Grant Date Fair Value of Stock and Option Awards (6)
Name	Board Approval Date	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock (#)	Options (#)	($/share)	($/share)	Awards ($)
Ayman Antoun (7)			57,828	231,312	462,624	—	—	—	—	—	—	—	—
	5/5/2026	5/11/2026	—	—	—	—	—	—	84,696	—	—	—	2,093,685
	5/5/2026	5/11/2026	—	—	—	—	—	—	—	378,072	24.52	24.40	2,000,880
Steve Rai (8)			96,330	385,322	770,643	—	—	—	—	—	—	—	—
	11/4/2025	11/7/2025	—	—	—	8,415	16,830	33,660	—	—	—	—	844,529
	11/4/2025	11/7/2025	—	—	—	—	—	—	8,410	—	—	—	302,592
	11/4/2025	11/7/2025	—	—	—	14,660	29,320	58,640	—	—	—	—	1,471,278
	11/4/2025	11/7/2025	—	—	—	—	—	—	23,990	—	—	—	863,160
	11/4/2025	11/7/2025	—	—	—	—	—	—	—	150,250	35.98	34.57	1,277,436
Todd Cione			168,750	675,000	1,350,000	—	—	—	—	—	—	—	—
	8/6/2025	8/12/2025	—	—	—	37,450	74,900	149,800	—	—	—	—	3,758,482
	8/6/2025	8/12/2025	—	—	—	—	—	—	61,280	—	—	—	1,799,794
Paul Duggan			173,750	695,000	1,390,000	—	—	—	—	—	—	—	—
	8/6/2025	8/12/2025	—	—	—	30,895	61,790	123,580	—	—	—	—	3,100,622
	8/6/2025	8/12/2025	—	—	—	—	—	—	50,550	—	—	—	1,484,654
Muhi Majzoub			156,250	625,000	1,250,000	—	—	—	—	—	—	—	—
	8/6/2025	8/12/2025	—	—	—	18,725	37,450	74,900	—	—	—	—	1,879,241
	8/6/2025	8/12/2025	—	—	—	—	—	—	30,640	—	—	—	899,897
James McGourlay			201,522	806,087	1,612,174	—	—	—	—	—	—	—	—
	8/6/2025	8/12/2025	—	—	—	14,045	28,090	56,180	—	—	—	—	1,409,556
	8/6/2025	8/12/2025	—	—	—	—	—	—	22,980	—	—	—	674,923
	11/4/2025	11/7/2025	—	—	—	2,635	5,270	10,540	—	—	—	—	264,449
	11/4/2025	11/7/2025	—	—	—	—	—	—	4,310	—	—	—	155,074
Cosmin Balota			36,228	144,914	289,828	—	—	—	—	—	—	—	—
	8/6/2025	8/12/2025	—	—	—	2,810	5,620	11,240	—	—	—	—	282,012
	8/6/2025	8/12/2025	—	—	—	—	—	—	4,600	—	—	—	135,102
	8/6/2025	8/12/2025	—	—	—	—	—	—	—	20,000	30.22	29.49	133,788
Savinay Berry (9)			156,250	625,000	1,250,000	—	—	—	—	—	—	—	—
	8/6/2025	8/12/2025	—	—	—	23,405	46,810	93,620	—	—	—	—	2,348,926
	8/6/2025	8/12/2025	—	—	—	—	—	—	38,300	—	—	—	1,124,871
Sandy Ono (10)			160,938	643,750	1,287,500	—	—	—	—	—	—	—	—
	8/6/2025	8/12/2025	—	—	—	15,915	31,830	63,660	—	—	—	—	1,597,229
	8/6/2025	8/12/2025	—	—	—	—	—	—	26,040	—	—	—	764,795
______________________
(1)Represents the threshold, target and maximum estimated payouts under our short-term incentive plan for Fiscal 2026. For further information, see “Compensation Discussion and Analysis - Elements of Our Compensation Program - Short-Term Incentives” above.

(2)Represents the threshold, target and maximum estimated payouts under our LTIP PSUs for all NEOs. For further information, see “Compensation Discussion and Analysis - Elements of Our Compensation Program - Long-Term Incentives - LTIP - PSU Grants in Fiscal 2026” above.
(3)Represents the grant-date fair market value of our LTIP RSUs. For further information, see “Compensation Discussion and Analysis - Elements of Our Compensation Program - Long-Term Incentives - LTIP - RSUs” above.
(4)For further information regarding our options granting procedures, see “Compensation Discussion and Analysis - Elements of Our Compensation Program - Long-Term Incentives” above.
(5)“Exercise or base price of option awards” is determined based on the closing price of the Company’s Common Shares on the trading day immediately preceding the grant date.
(6)Amounts set forth in this column represent the amount recognized as the aggregate grant-date fair value of equity-based option awards; as calculated in accordance with ASC Topic 718 for the fiscal year in which the awards were granted. In all cases, these amounts do not reflect whether the NEO has actually realized a financial benefit from the exercise of the awards. For equity awards subject to performance conditions, the grant-date fair value reported in this column is based upon the probable outcome of such conditions. For a discussion of the assumptions used in this valuation, see Note 13 “Equity and Share-based Compensation ” to our Notes to Consolidated Financial Statements under Item 8 of the Annual Report on Form 10-K.
(7)Mr. Antoun joined the Company after the August 2025 annual LTIP grant cycle and did not receive an annual LTIP award. The amounts shown represent sign-on equity awards granted pursuant to his employment agreement upon joining the Company in April 2026, consisting of stock options with a target value of $2 million and RSUs with a target value of $2 million. For further detail see "Sign-on Equity Grant for Mr. Antoun" above.
(8)Mr. Rai joined the Company in October 2025. In connection with his hire, Mr. Rai received prorated LTIP awards based on his start date relative to each applicable performance cycle. For the annual LTIP with a performance period commencing July 1, 2025 and ending September 15, 2028, he received a prorated grant equal to approximately 92% of target value, and for the annual LTIP with a performance period commencing July 1, 2024, and ending September 15, 2027, Mr. Rai received a prorated grant of approximately 61% of target value.
(9)Mr. Berry ceased to be our Chief Product Officer in January 2026, and has forfeited all PSUs and RSUs that were granted in Fiscal 2026.
(10)Ms. Ono ceased to be our Chief Marketing Officer in December 2025, and has forfeited all PSUs and RSUs that were granted in Fiscal 2026.
Outstanding Equity Awards at End of Fiscal 2026
The following table sets forth certain information regarding outstanding equity awards held by each NEO as of June 30, 2026. This table excludes Mr. Barrenechea who ceased to be our Chief Executive Officer in August 2025, Mr. Westlake who ceased to be our Chief Financial Officer in August 2025, Ms. Ono who ceased to be our Chief Marketing Officer in December 2025, and Mr. Berry who ceased to be our Chief Product Officer in January 2026), each of whom held no outstanding equity awards.

		Option Awards (1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#) (3)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (3)
		(#) Exercisable	(#) Unexercisable
Ayman Antoun (4)	5/11/2026	—	378,072		24.72	5/11/2033
	5/11/2026						85,772	1,899,857	—	—
Steve Rai (5)	11/7/2025	—	150,250		35.98	11/7/2032
	11/7/2025						—	—	17,392	385,229
	11/7/2025						8,691	192,500	—	—
	11/7/2025						—	—	30,299	671,118
	11/7/2025						24,791	549,117	—	—
Todd Cione	5/6/2024	207,276	207,274		30.25	5/6/2031
	8/5/2024	30,939	113,737		28.49	8/5/2031
	5/6/2024						—	—	43,804	970,269
	5/6/2024						21,902	485,134	—	—
	8/5/2024						—	—	61,826	1,369,443
	8/5/2024						20,609	456,489	—	—
	8/12/2025						—	—	77,979	1,727,225
	8/12/2025						63,799	1,413,142	—	—

Paul Duggan	8/5/2019	9,750	—	38.76	8/5/2026
	8/10/2020	45,130	—	45.81	8/10/2027
	8/9/2021	19,230	—	52.62	8/9/2028
	8/8/2022	22,980	7,660	39.09	8/8/2029
	11/7/2022	120,600	59,400	26.81	11/7/2029
	8/7/2023	21,630	21,630	36.79	8/7/2030
	8/5/2024	32,495	97,485	28.49	8/5/2031
	8/7/2023					—	—	21,615	478,770
	8/7/2023					10,813	239,508	—	—
	8/5/2024					—	—	52,994	1,173,808
	8/5/2024					17,665	391,269	—	—
	8/12/2025					—	—	64,330	1,424,903
	8/12/2025					52,628	1,165,704	—	—
Muhi Majzoub	8/5/2019	42,900	—	38.76	8/5/2026
	8/10/2020	37,390	—	45.81	8/10/2027
	8/10/2020	90,282	—	45.81	8/10/2027
	8/9/2021	34,620	—	52.62	8/9/2028
	8/8/2022	34,125	11,375	39.09	8/8/2029
	11/7/2022	120,600	59,400	26.81	11/7/2029
	8/7/2023	21,630	21,630	36.79	8/7/2030
	8/5/2024	21,665	64,995	28.49	8/5/2031
	8/7/2023					—	—	21,615	478,770
	8/7/2023					10,813	239,508	—	—
	8/5/2024					—	—	35,329	782,539
	8/5/2024					11,777	260,854	—	—
	8/12/2025					—	—	38,989	863,612
	8/12/2025					31,899	706,571	—	—
James McGourlay	8/5/2019	9,750	—	38.76	8/5/2026
	8/10/2020	21,370	—	45.81	8/10/2027
	8/10/2020	44,053	—	45.81	8/10/2027
	8/9/2021	20,510	—	52.62	8/9/2028
	8/8/2022	20,220	6,740	39.09	8/8/2029
	11/7/2022	120,600	59,400	26.81	11/7/2029
	8/7/2023	14,300	14,300	36.79	8/7/2030
	8/5/2024	16,248	48,742	28.49	8/5/2031
	8/7/2023					—	—	14,288	316,475
	8/7/2023					7,149	158,360	—	—
	8/5/2024					—	—	26,497	586,904
	8/5/2024					8,832	195,635	—	—
	8/12/2025					—	—	29,245	647,767
	8/12/2025					23,925	529,928	—	—
	11/7/2025					—	—	5,446	120,627
	11/7/2025					4,454	98,653	—	—
Cosmin Balota	8/10/2020	2,634	—	45.81	8/10/2027
	2/6/2023	15,000	5,000	34.70	2/6/2030
	8/12/2025	—	20,000	30.22	8/12/2032
	8/7/2023					—	—	2,731	60,492
	8/7/2023					2,731	60,492
	8/5/2024					—	—	4,416	97,817
	8/5/2024					2,944	65,220	—	—
	8/12/2025					—	—	5,851	129,600
	8/12/2025					4,789	106,078	—	—
______________________
(1)Stock options in the table above vest annually over a four-year period starting from the date of grant, with the exception of (i) stock options granted to certain of our executive officers on August 10, 2020 in recognition of their service which vest annually over a five year period, with the first vesting date being two years from the date of grant, and (ii) stock options granted to certain of our executive officers on November 7, 2022 in recognition of their services which vest annually over a four year period, with the first vesting date being two years from the date of grant.

(2)Represents each NEO's number of RSUs granted pursuant to our LTIP program, and other non-LTIP related RSUs. LTIP RSUs granted in Fiscal 2024 and onwards vest annually in equal amounts on each of the first three anniversaries of the grant date; LTIP RSUs granted prior to Fiscal 2024 generally cliff vest three years after the grant date. Non-LTIP RSUs vest upon the schedules applicable to the respective awards. These amounts illustrate the market value as of June 30, 2026, based upon the closing price for the Company’s Common Shares as traded on the NASDAQ on such date of $22.15.
(3)Represents each NEO's target number of PSUs granted pursuant to our LTIP program, which cliff vest after three years following the determination by the Board that the performance criteria have been met for the rTSR metric. These amounts illustrate the market value as of June 30, 2026, assuming target achievement, based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $22.15.
(4)Mr. Antoun did not participate in the Fiscal 2026 annual LTIP grant as he joined the Company after the August 2025 grant cycle. The amounts shown represent sign-on equity awards granted pursuant to his employment agreement upon joining the Company in April 2026, consisting of stock options with a target value of $2 million and RSUs with a target value of $2 million. For further detail see “Sign-on Equity Grant for Mr. Antoun” above.
(5)Mr. Rai joined the Company in October 2025. In connection with his hire, Mr. Rai received a grant comprised of stock options and a prorated LTIP grant. For further detail see “Sign-on Equity Grant for Mr. Rai” above.
As of June 30, 2026, options to purchase an aggregate of 7,563,510 Common Shares had been previously granted and are outstanding under our stock option plans, of which 3,688,466 Common Shares were vested. Options to purchase an additional 8,641,512 Common Shares remain available for issuance pursuant to our stock option plans. Our outstanding stock options pool represents 3.1% of the Common Shares issued and outstanding as of June 30, 2026.
During Fiscal 2026, the Company granted options to purchase 2,001,322 Common Shares or 0.8% of the Common Shares issued and outstanding as of June 30, 2026.
Option Exercises and Stock Vested in Fiscal 2026
The following table sets forth certain details with respect to each of the NEOs concerning the exercise of stock options and vesting of stock in Fiscal 2026:

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (2) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (3) ($)
Todd Cione	6,974	34,527	41,165	1,369,418
Paul Duggan	—	—	25,386	831,877
Muhi Majzoub	—	—	30,755	1,032,327
James McGourlay	—	—	19,114	637,740
Cosmin Balota	—	—	4,975	164,358
Mark J. Barrenechea (4)	537,307	3,302,854	191,647	6,469,928
Chadwick Westlake (5)	—	—	2,539	74,232
Sandy Ono (6)	116,748	753,150	11,788	384,665
______________________
(1)Relates to the vesting of PSUs and RSUs under our LTIP program.
(2)“Value realized on exercise” is the excess of the market price, at date of exercise, of the shares underlying the options over the exercise price of the stock options.
(3)“Value realized on vesting” is the aggregate market price of the underlying Common Shares on the applicable vesting date.
(4)Mr. Barrenechea ceased to be our Chief Executive Officer in August 2025.
(5)Mr. Westlake ceased to be our Chief Financial Officer in August 2025.
(6)Ms. Ono ceased to be our Chief Marketing Officer in December 2025.

Potential Payments Upon Termination or Change in Control
We have entered into employment contracts with each of our NEOs. These contracts may require us to make certain types of payments and provide certain types of benefits to the NEOs upon the occurrence of any of these events:
•If the NEO is terminated without cause; or
•If there is a change in control in the ownership of the Company and subsequent to the change in control, there is a change in the employment relationship between the Company and the NEO.
The amounts payable upon termination or change in control, and their form, are determined pursuant to each NEO's employment agreement or other applicable employment terms, which reflect: 1) market data for severance protections; 2) the Company's compensation philosophy and, 3) where applicable, terms individually negotiated in connection with each executive's appointment.
Our employment agreements with our NEOs are similar in structure, terms and conditions, with individual terms varying to reflect the specific circumstances and negotiated terms of each executive's arrangement. Key differences in the terms applicable to our CEO are noted in the relevant sections below. Details are set out below of each NEO’s potential payments upon a termination by the Company without cause, or upon a change in control event followed by a change in the employment relationship between the Company and the NEO, except Mr. Balota, whose employment terms do not contain contractual severance or change in control provisions. Upon a termination of employment without cause, Mr. Balota’s severance and other termination entitlements would be determined in accordance with applicable law.
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
•The NEO’s intentional and unauthorized removal, use or disclosure of information relating to the Company, including client information, which is injurious to the Company or its clients;
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
Change in Control
If there is a change in control of the Company and within twelve months of such change in control event, there is a change in the employment relationship between the Company and the NEO without the NEO’s written consent, we may be obligated to provide payments or benefits to the NEO, unless such a change is in connection with the termination of the NEO either for cause or due to the death or disability of the NEO.
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
•Any transaction in which a majority of the Board is replaced over a twelve-month period and such replacement of the Board was not approved by a majority of the Board still in office at the beginning of such period; or
•The consummation of a reorganization, merger, consolidation or similar transaction involving the Company, or a sale or other disposition of all or substantially all of the assets of the Company, unless following such transaction the shareholders of the Company immediately prior to such transaction own at least 50% of the then-outstanding equity securities and combined voting power of the resulting entity.
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
•A reduction in the title or position of the NEO, other than (a) a change arising solely out of the Company becoming part of a larger organization following the change in control event or any related change in the reporting hierarchy or (b) a reorganization of the Company resulting in similar changes to the titles or positions of similarly situated executive officers; or
•In the case of our CEO, any other change or circumstance that amounts to a constructive dismissal.
None of our NEOs, other than Mr. Balota, are entitled to the payments or benefits described below, or any other payments or benefits, solely upon a change in control where there is no change to the NEO’s employment relationship with the Company.
Amounts Payable Upon Termination or Change in Control
Pursuant to our employment agreements with our NEOs and the terms of our LTIP, the entitlements of each NEO upon termination of employment without cause or following a change in the NEO's relationship with the Company, both (i) absent a change in control and (ii) within twelve months following a change in control, are set forth below.
Absent a change in control, for all NEOs other than the CEO, LTIP amounts are prorated for the number of months of participation in the applicable performance period in accordance with the terms of the applicable LTIP. For the CEO, upon a termination without cause absent a change in control, all outstanding LTIP awards vest immediately at 100% of target, in accordance with the terms of the CEO's employment agreement.
Within 12 months of a change in control, for all NEOs other than the CEO, PSU vesting acceleration provisions are aligned with peer group practices to provide for the number of PSUs earned to be based on actual rTSR performance through the change in control date. For the CEO, upon a qualifying termination within twelve months following a change in control, all outstanding LTIP awards vest immediately at 100% of target, in accordance with the terms of the CEO's employment agreement.
Mr. Westlake voluntarily departed the Company during Fiscal 2026; therefore, he is not included in the tables below.

No Change in Control

No change in control
		Base	Short-term incentives (1)	LTIP (2)	Options (3)	Employee and Medical Benefits (4)
Ayman Antoun (5)	Termination without cause or Change in relationship	24 months	24 months	Vested	Vested	24 months
Steve Rai	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Todd Cione	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Paul Duggan	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Muhi Majzoub	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
James McGourlay	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Cosmin Balota (6)	Termination without cause or Change in relationship	N/A	N/A	Prorated	Vested	N/A
Mark J. Barrenechea (7)	Termination without cause or Change in relationship	24 months	24 months	Prorated	Vested	24 months
Savinay Berry	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
Sandy Ono	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested	12 months
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
(3)Only stock options that have vested as of termination date are exercisable, with no acceleration of unvested stock options. For a period of 90 days following the termination date, the NEO has the right to exercise all stock options which have vested as of the date of termination.
(4)Employee and medical benefits at the level provided to each NEO immediately prior to the occurrence of the triggering event for the specified period.
(5)Pursuant to the CEO’s employment agreement, upon a termination without cause absent a change in control, all outstanding LTIP awards granted to the CEO vest immediately, with PSUs vesting at 100% of target, and all outstanding stock options vest immediately.
(6)Mr. Balota’s employment terms do not provide for contractual severance payments or benefits. Upon a termination without cause, he would be entitled to such severance as may be provided under applicable law, and such amounts are not included in the table above because they are not contractually determinable. Under the terms of his grant agreements, his unvested RSUs and PSUs vest upon a change in control based on the time elapsed since grant: 0% within the first six months, 50% after six months and before eighteen months, and 100% after eighteen months. PSU vesting remains subject to rTSR performance measured through the change in control date.
(7)In accordance with the terms of his employment agreement, as amended, Mr. Barrenechea is entitled to participate until the age of 70 in healthcare benefits substantially similar to what he received as Vice Chair, CEO and CTO of the Company. These benefits will be provided at the cost of the Company, provided that Mr. Barrenechea continues to be responsible for the applicable employee contribution and this benefit will terminate if he becomes employed elsewhere. In the event that the employee or company contribution funding increases, Mr. Barrenechea would be responsible for that increase.

Within 12 Months of a Change in Control

Within 12 Months of a Change in Control
		Base	Short-term incentives (1)	LTIP (2)	Options (3)	Employee and Medical Benefits (4)
Ayman Antoun	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months
Steve Rai	Termination without cause or Change in relationship	12 months	12 months	100% Vested	100% Vested	12 months
Todd Cione	Termination without cause or Change in relationship	12 months	12 months	100% Vested	100% Vested	12 months
Paul Duggan	Termination without cause or Change in relationship	12 months	12 months	100% Vested	100% Vested	12 months
Muhi Majzoub	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	24 months
James McGourlay	Termination without cause or Change in relationship	12 months	12 months	100% Vested	100% Vested	12 months
Cosmin Balota (5)	Termination without cause or Change in control	—	—	—	—	—
______________________
(1)Assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred.
(2)For the CEO, upon a qualifying termination within twelve months following a change in control, all outstanding PSUs vest in full at 100% of target and all outstanding RSUs vest in full, in accordance with the terms of the CEO’s employment agreement. For all other NEOs, the number of PSUs earned is based on actual rTSR performance through the change in control date on a pro-rata basis, and outstanding awards otherwise remain subject to the terms of the applicable plan and award agreements. "100% Vested" reflects acceleration of vesting; for NEOs other than the CEO, this does not guarantee 100% of the target PSU award as the number of PSUs earned is determined by actual rTSR performance.
(3)For a period of 90 days following the termination date, the NEO has the right to exercise all stock options which are deemed to have vested as of the date of termination.
(4)Employee and medical benefits provided to each NEO immediately prior to the occurrence of the triggering event, continued for the period specified in the table above.
(5)Mr. Balota’s employment terms do not contain change in control provisions. Under the terms of his grant agreements, his RSUs and PSUs vest upon a change in control alone based on time elapsed since grant. See footnote (6) to the “No Change in Control” table above for more information.
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
In return for receiving the payments and the benefits described above, each NEO must comply with certain obligations in favour of the Company, including a non-disparagement obligation. Also, each NEO is bound by a confidentiality and non-solicitation agreement where the non-solicitation obligation lasts eighteen months from the date of termination of their employment in the case of the CEO, and six months from the date of termination of their employment for all other NEOs.
Any breach by an NEO of any provision of his/her contractual agreements may only be waived by the Company upon the review and approval of the Board.
Quantitative Estimates of Payments upon Termination or Change in Control
Further information regarding payments to our NEOs in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each NEO would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on June 30, 2026. Amounts (i) potentially payable under plans which are generally available to all of our salaried employees, such as life and disability insurance, and (ii) earned but unpaid, in both cases, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our Common Shares of $22.15 per share as reported on the NASDAQ on June 30, 2026, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:

•The salary and incentive payments are calculated based on the amounts of salary, incentive and benefit payments which were payable to each NEO as of June 30, 2026; and
•Payments under the LTIPs are calculated in accordance with the methodology described under "Amounts Payable Upon Termination or Change in Control" above, which distinguishes between no change in control and change in control scenarios and between the CEO and other NEOs.
Actual payments made at any future date may vary, including the amount the NEO would have accrued under the applicable benefit or compensation plan as well as the price of our Common Shares.

Named Executive Officer		Salary ($)	Short-term Incentive Payment ($)	Gain on Vesting of LTIP and Non-LTIP RSUs ($)	Gain on Vesting of Stock Options ($)	Employee Benefits ($)	Total ($)
Ayman Antoun (1)	Termination Without Cause / Change in Relationship with no Change in Control	1,737,219	2,345,246	1,899,857	—	—	5,982,322
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	1,737,219	2,345,246	1,899,857	—	—	5,982,322
Steve Rai (1)	Termination Without Cause / Change in Relationship with no Change in Control	524,785	524,785	364,881	—	19,582	1,434,033
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	524,785	524,785	1,797,963	—	19,582	2,867,115
Todd Cione	Termination Without Cause / Change in Relationship with no Change in Control	675,000	675,000	2,532,023	—	23,177	3,905,200
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	675,000	675,000	6,421,702	—	23,177	7,794,879
Paul Duggan	Termination Without Cause / Change in Relationship with no Change in Control	695,000	695,000	1,668,943	—	—	3,058,943
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	695,000	695,000	4,873,962	—	—	6,263,962
Muhi Majzoub	Termination Without Cause / Change in Relationship with no Change in Control	625,000	625,000	1,339,459	—	18,377	2,607,836
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	1,250,000	1,250,000	3,331,854	—	36,754	5,868,608
James McGourlay	Termination Without Cause / Change in Relationship with no Change in Control	805,276	805,276	944,079	—	19,030	2,573,661
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	805,276	805,276	2,654,350	—	19,030	4,283,932
Cosmin Balota	Termination Without Cause / Change in Relationship with no Change in Control	—	—	217,587	—	—	217,587

Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	—	—	519,698	—	—	519,698
______________________
(1)Mr. Antoun and Mr. Rai’s salary and short-term incentive payment amounts are based on their annualized salary and target compensation for Fiscal 2026.
Mr. Westlake voluntarily departed the Company during Fiscal 2026; therefore, he is not included in the table below. See Summary Compensation Table under Section VII - Other Elements of Our Compensation Program for more information on the amounts received by Mr. Westlake pursuant to his employment agreement. The table below sets forth the amounts received by Mr. Barrenechea, Mr. Berry, and Ms. Ono in conjunction with their departure from the Company.

Named Executive Officer		Salary ($)	Short-term Incentive Payment ($)	Gain on Vesting of LTIP and Non-LTIP RSUs ($)	Gain on Vesting of Stock Options ($)	Employee Benefits ($)	Total ($)
Mark J. Barrenechea	Termination Without Cause / Change in Relationship with no Change in Control	1,900,000	2,850,000	9,427,891	3,302,854	373,000	17,853,745
Savinay Berry	Termination Without Cause / Change in Relationship with no Change in Control	625,000	625,000	—	—	24,426	1,274,426
Sandy Ono	Termination Without Cause / Change in Relationship with no Change in Control	643,750	643,750	306,052	753,150	24,426	2,371,128
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

Clawback Policy
In accordance with SEC rules and NASDAQ listing standards and in line with market practice, we adopted a clawback policy (Clawback Policy) which mandates the recovery of certain erroneously paid incentive-based compensation received by our executive officers on or after October 2, 2023, if we have a qualifying financial restatement during the three completed fiscal years immediately preceding the fiscal year in which a financial restatement determination is made, subject to limited exceptions in accordance with SEC rules. Recovery is required regardless of whether the executive officer was involved in the preparation of the relevant financial statements. During Fiscal 2026, the Company did not have any qualifying financial restatement that required recovery of erroneously awarded compensation pursuant to the Clawback Policy.
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
The Board originally implemented the Share Ownership Guidelines in October 2009 and recommends that equity ownership levels be achieved within five years of becoming a member of the executive leadership team, including NEOs. As a result of the changes to the ownership guidelines, such individuals will have until 2030 to achieve the new share ownership requirements. The Board recommends that senior management retain their ownership levels for as long as they remain members of the executive leadership team. We believe that the Share Ownership Guidelines help align the financial interests of our senior management team and directors with the financial interests of our shareholders.
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
As of the end of Fiscal 2026, all NEOs were in compliance with the Share Ownership Guidelines, as applicable to them.
Directors
Regarding non-management directors, both Common Shares and deferred stock units (DSUs) are counted towards the achievement of the Share Ownership Guidelines. The Company currently has a Directors’ Deferred

Share Unit Plan (DSU Plan), whereby any non-management director of the Company may elect to defer all or part of their retainer and/or fees in the form of common stock equivalents. As of the end of Fiscal 2026, all non-management directors were in compliance with the Share Ownership Guidelines, as applicable to them. For further details, see the table below titled “Director Compensation for Fiscal 2026.”
Director Compensation for Fiscal 2026
The following table sets forth summary information concerning the annual compensation received by each of the non-management directors of the Company for the fiscal year ended June 30, 2026. In addition to cash compensation for serving on the Board as its Chair, in August 2025, the Company appointed Mr. Jenkins as Executive Chair and Chief Strategy Officer. The Board determined to enter into this arrangement after considering the extraordinary business circumstances at that time, notably that both the CEO and CFO roles were held by interim incumbents, with no specific timeframe to name permanent incumbents to those positions. The Board also considered Mr. Jenkins’ long history with the Company, his understanding of key strategic issues, and his strong alignment with shareholders given his ownership stake in the Company. Following the successful conclusion of the process to hire and onboard Mr. Antoun, Mr. Jenkins returned to his prior role solely as Board Chair.
Effective July 17, 2026, Jill Larsen was appointed to the Board. As Ms. Larsen joined the Board following the end of Fiscal 2026, no compensation was earned or paid during Fiscal 2026 and accordingly Ms. Larsen is not included in the table below.

	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2)(3) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
P. Thomas Jenkins (4)	1,104,418	—			3,060,000	(18)	4,164,418
Randy Fowlie (5)	138,836	279,963			36,442	(19)	455,241
David Fraser (6)	125,000	328,533					453,533
John Hastings (7)	94,829	202,716			30,028	(19)	327,573
Robert Hau (8)	127,603	249,974			22,771	(19)	400,348
Goldy Hyder (9)	95,333	264,969					360,302
Kristen Ludgate (10)	85,404	356,352					441,756
Fletcher Previn (11)	325,000	30,405					355,405
Annette Rippert (12)	20,000	350,949					370,949
Stephen J. Sadler (13)	—	14,389					14,389
George Schindler (14)	82,377	246,553					328,930
Katharine B. Stevenson (15)	—	25,441					25,441
Margaret Stuart (16)	—	271,964			17,672	(19)	289,636
Deborah Weinstein (17)	285,000	99,574			24,408	(19)	408,982
______________________
(1)Non-management directors may elect to receive DSUs or cash for their directors’ fees and/or annual equity grant. Cash paid for directors’ fees are paid in accordance with the scheduled fee arrangements set forth in the table below. If cash is elected for the annual equity grant, such cash is payable at the Company’s next AGM. In Fiscal 2026, Messrs. Jenkins and Previn, and Ms. Weinstein elected to receive cash for all of their annual equity grant.
(2)Non-management directors may elect to defer all or a portion of their retainer and/or fees in the form of DSUs under our DSU Plan based on the value of the Company’s shares as of the date fees would otherwise be paid. The DSU Plan, originally effective February 2, 2010, and amended and restated in October 2018, is available to any non-management director of the Company and is designed to promote greater alignment of long-term interests between directors of the Company and its shareholders. DSUs granted as compensation for directors’ fees vest immediately whereas the DSUs granted for the annual equity grant vest at the Company’s next AGM. No DSUs are payable by the Company until the director ceases to be a member of the Board. DSUs are entitled to receive dividend equivalents, which are credited in the form of additional units and are subject to the same conditions as the underlying award. Such dividend equivalents are reflected in the grant date fair value of the award and do not result in additional compensation for purposes of the table.

(3)The amounts set forth in this column represent the amount recognized as the aggregate grant-date fair value of equity-based compensation awards as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards. For a discussion of the assumptions used in this valuation, see Note 13 “Equity and Share-based Compensation” to our Consolidated Financial Statements in this Annual Report on Form 10-K. In Fiscal 2026, Messrs. Jenkins, Fowlie, Fraser, Hastings, Hau, Hyder, Previn, Sadler and Schindler and Mses. Ludgate, Rippert, Stevenson, Stuart, and Weinstein received —, 8,723, 10,646, 6,044, 7,453, 8,088, 1,258, 429, 7,351, 11,241, 10,642, 785, 8,201, and 3,076 DSUs, respectively.
(4)As of June 30, 2026, Mr. Jenkins holds 167,814 DSUs. Mr. Jenkins serves as Chair of the Board.
(5)As of June 30, 2026, Mr. Fowlie holds 164,655 DSUs.
(6)As of June 30, 2026, Mr. Fraser holds 67,458 DSUs.
(7)Mr. Hastings joined the Board on December 9, 2025. As of June 30, 2026, Mr. Hastings holds 6,195 DSUs.
(8)As of June 30, 2026, Mr. Hau holds 45,324 DSUs.
(9)As of June 30, 2026, Mr. Hyder holds 21,977 DSUs.
(10)As of June 30, 2026, Ms. Ludgate held 11,558 DSUs. Ms. Ludgate ceased to serve as a director effective July 17, 2026.
(11)As of June 30, 2026, Mr. Previn holds 11,467 DSUs.
(12)As of June 30, 2026, Ms. Rippert holds 24,766 DSUs.
(13)Mr. Sadler retired from the Board effective December 9, 2025, being the date of our 2025 AGM. The amounts shown reflect the pro rata amounts he received through his retirement date.
(14)Mr. Schindler joined the Board on October 6, 2025. As of June 30, 2026, Mr. Schindler holds 7,546 DSUs.
(15)Ms. Stevenson retired from the Board effective December 9, 2025, being the date of our 2025 AGM. The amounts shown reflect the pro rata amounts she received through her retirement date.
(16)Ms. Stuart joined the Board on December 9, 2025. As of June 30, 2026, Ms. Stuart holds 8,403 DSUs.
(17)As of June 30, 2026, Ms. Weinstein holds 168,032 DSUs.
(18)During Fiscal 2026, Mr. Jenkins received $3.1 million in consulting fees under the advisory services arrangement described under “Director Compensation for Fiscal 2026” above. These payments were approved by the Audit Committee of the Board in accordance with its policies and procedures, and Mr. Jenkins abstained from voting on all transactions from which he could derive consulting fees.
(19)Includes amounts for authorized spousal travel expenses related to certain Company events and tax gross-ups related thereto. The gross-up amounts for Messrs. Fowlie, Hastings and Hau and Mses. Stuart and Weinstein were $18,377, $15,205, $387, $8,571, and $12,131, respectively.
The Board sets the level of compensation for directors, based on the recommendations of the Corporate Governance and Nominating Committee. From time to time, the Corporate Governance and Nominating Committee reviews the amount and form of compensation paid to directors, having regard to the workload and responsibilities involved in being an effective director, and benchmarked against director compensation for comparable companies. The Corporate Governance and Nominating Committee’s review may be conducted with the assistance of outside consultants. Directors who are salaried officers or employees receive no compensation for serving as directors. In Fiscal 2026, Mr. Barrenechea was the only employee director until August 11, 2025 and Mr. Antoun is the only employee director since April 20, 2026. The material terms of our director compensation arrangements are as follows:

Description	Amount and Frequency of Payment
Annual Chair retainer fee payable to the Chair of the Board	$200,000 per year payable following our annual general meeting

Annual retainer fee payable to each non-management director	$75,000 per director payable following our annual general meeting

Annual Audit Committee retainer fee payable to each member of the Audit Committee	$25,000 per year payable at $6,250 at the beginning of each quarterly period.

Annual Audit Committee Chair retainer fee payable to the Chair of the Audit Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Talent and Compensation Committee retainer fee payable to each member of the Talent and Compensation Committee	$15,000 per year payable at $3,750 at the beginning of each quarterly period.

Annual Talent and Compensation Committee Chair retainer fee payable to the Chair of the Talent and Compensation Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Corporate Governance & Nominating Committee retainer fee payable to each member of the Corporate Governance & Nominating Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Corporate Governance & Nominating Committee Chair retainer fee payable to the Chair of the Corporate Governance & Nominating Committee	$8,000 per year payable at $2,000 at the beginning of each quarterly period.

Excess travel fee payable to each non-management director attending a meeting who travels more than six hours	$2,000 per meeting when applicable.

Retainer fees payable to each non-management director that is a member of an Ad-hoc Committees of the Board (1)	Reasonable amount to compensate for additional workload as determined by the Board.
______________________
(1)During Fiscal 2026, the Board constituted two ad hoc committees: the Strategy Committee and the CEO Search Committee. The Strategy Committee was established by the Board to oversee the evaluation and execution of potential divestitures, including the completed divestitures of eDOCS and Vertica. For Fiscal 2026, Messrs. Fowlie, Hastings, and Previn, and Ms. Rippert were each members of the Strategy Committee. The CEO Search Committee was constituted to identify, evaluate and recommend the Company's next permanent CEO. Messrs. Fraser, Hau, and Hyder, and Ms. Ludgate, were each members of the CEO Search Committee. Applicable fees are included in the Director Compensation table above.
The compensation described in the table above reflects the Company’s standard non-management director compensation program. The Board may, from time to time, approve additional compensation for directors who perform services or assume responsibilities beyond their normal Board and committee duties. In addition to the scheduled fee arrangements set forth in the table above, non-management directors also receive an annual equity grant representing the long-term component of their compensation. The amount of the annual equity grant is discretionary; however, historically, the amount of this grant has been determined and updated on a periodic basis with the assistance of the Talent and Compensation Committee and the compensation consultant and benchmarked against director compensation for comparable companies. For Fiscal 2026, the annual equity grant was $250,000 for each non-management director and $320,000 for the Chair of the Board.

Non-management directors may elect to receive DSUs or cash for their directors’ fees and/or annual equity grant. DSUs are granted under a DSU Plan, which is available to any non-management director of the Company. DSUs granted as compensation for directors’ fees vest immediately whereas DSUs granted for the annual equity grant vest at the Company’s next AGM. If cash is elected for the annual equity grant, such cash is also payable at the Company’s next AGM. No DSUs are payable by the Company until the director ceases to be a member of the Board.
As with its employees, the Company believes that granting compensation to directors in the form of equity, such as DSUs, promotes a greater alignment of long-term interests between directors of the Company and the shareholders of the Company. For further details of our Share Ownership Guidelines as they relate to directors, see “Share Ownership Guidelines” above.
Talent and Compensation Committee Interlocks and Insider Participation
The members of our Talent and Compensation Committee consist of Ms. Stuart and Messrs. Hyder, Previn and Schindler. None of the members of the Talent and Compensation Committee have been or are an officer or employee of the Company, or any of our subsidiaries, or had any relationship requiring disclosure herein. None of our executive officers served as a member of the compensation committee of another entity (or other committee of the Board of Directors performing equivalent functions, or in the absence of any such committee, the entire Board of Directors) one of whose executive officers served as a director of ours.
Board’s Role in Risk Oversight
The Board has overall responsibility for risk oversight. The Board is responsible for overseeing management’s implementation and operation of enterprise risk management, either directly or through its committees, which shall report to the Board with respect to risk oversight undertaken in accordance with their respective charters. At least annually, the Board shall review reports provided by management on the risks inherent in the business of the Company (including appropriate crisis preparedness, business continuity, information system controls, cybersecurity and data privacy programs and risks, including those related to the deployment of artificial intelligence and disaster recovery plans, as well as corporate citizenship matters, including climate-related matters), the appropriate degree of risk mitigation and risk control, overall compliance with and the effectiveness of the Company’s risk management policies, and residual risks remaining after implementation of risk controls. In addition, each committee reviews and reports to the Board on risk oversight matters, as described below.
The Audit Committee oversees risks related to our accounting, financial statements and financial reporting process. On a quarterly basis, the Audit Committee also reviews reports provided by management on the risks inherent in the business of the Company, including those related to cybersecurity and data privacy programs and risks, including those related to the deployment of artificial intelligence, and disaster recovery plans, and reports to the Board with respect to risk oversight undertaken.
The Talent and Compensation Committee oversees risks which may be associated with our compensation policies, practices and programs, in particular with respect to our executive officers. The Talent and Compensation Committee assesses such risks with the review and assistance of the Company’s management and the Talent and Compensation Committee’s external compensation consultants. Based on its review and consideration of all of the Company’s compensation plans and practices, the Company does not believe that its compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.
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
All of our directors are kept informed of our business through open discussions with our management team, including our CEO, who serves on our Board. The Board also receives documents, such as quarterly and periodic management reports and financial statements, and our directors have access to all books, records and reports upon request. Members of management are available at all times to answer any questions that Board members may have.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information as of June 30, 2026 (except as otherwise indicated) regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of more than 5% of our outstanding Common Shares, (ii) each director of our Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.
The number and percentage of shares beneficially owned set forth in the table below are based on filings made in accordance with the rules of the SEC and are not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting or investment power and also any Common Shares underlying options or warrants, or other rights held by that person, that are exercisable, or that vest or settle, by that person within 60 days of June 30, 2026. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1.

Name of Beneficial Owner (1)	Shares (2)	Options (3)	Deferred Stock Units (4)	Total Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding (5)
Principal Shareholders
1832 Asset Management L.P. (6)				27,039,270	11.17%
Jarislowsky, Fraser Ltd. (7)				21,150,154	8.74%
FIL Limited (8)				17,184,000	7.10%
BlackRock, Inc. (9)				14,810,675	6.12%
Directors
P. Thomas Jenkins	3,288,804	—	167,814	3,456,618	1.41%
Randy Fowlie	193,000	—	157,202	350,202	*
Deborah Weinstein	—	—	168,032	168,032	*
David Fraser	253	—	60,005	60,258	*
Robert Hau	—	—	37,871	37,871	*
Annette Rippert	—	—	17,313	17,313	*
Goldy Hyder	—	—	14,524	14,524	*
Fletcher Previn	—	—	11,467	11,467	*
Kristen Ludgate (10)	—	—	4,105	4,105	*
Margaret Stuart	—	—	2,359	2,359	*
George Schindler	—	—	1,522	1,522	*
John Hastings	—	—	151	151	*
Current NEOs
Muhi Majzoub	129,996	447,067	—	577,063	*
Paul Duggan	13,790	322,785	—	336,575	*
Todd Cione	—	276,128	—	276,128	*
Ayman Antoun	—	—	—	—	*
Steve Rai	—	—	—	—	*
Interim CEO and CFO
James McGourlay	35,609	297,189	—	332,798	*
Cosmin Balota	7,472	22,634	—	30,106	*
Former Executives
Mark J. Barrenechea (11)	1,219,092	—	—	1,219,092	*
Sandy Ono (12)	5,942	—	—	5,942	*
Chadwick Westlake (13)	1,392	—	—	1,392	*
Savinay Berry (14)	—	—	—	—	*
All current executive officers and directors as a group	3,676,136	1,613,888	642,365	5,932,389	2.42%
______________________
*    Less than 1%
(1)Jill Larsen was appointed as a director of the Company on July 17, 2026, subsequent to June 30, 2026, the date as of which beneficial ownership information is presented, and accordingly is not included in this table.
(2)Represents the number of Common Shares owned as of June 30, 2026.
(3)Represents the options that were exercisable on or became exercisable within 60 days of June 30, 2026.
(4)Represents the number of stock units held under our DSU Plan for non-employee directors.
(5)The percentage of Common Shares outstanding is calculated using the total shares outstanding as of June 30, 2026.
(6)Information based on Schedule 13G/A filed on May 1, 2026 by 1832 Asset Management L.P. with the SEC. According to the filing, the address of 1832 Asset Management L.P. is Scotiabank North, 40 Temperance Street, 16th Floor, Toronto, Ontario, M5H 0B4, Canada.
(7)Information based on Schedule 13G/A filed on October 7, 2025 by Jarislowsky, Fraser Limited with the SEC. According to the filing, the address of Jarislowsky, Fraser Ltd. is 1010 Sherbrooke St. West, 20th Floor, Montreal, Quebec, Canada, H3A 2R7.
(8)Information based on Schedule 13G/A filed on May 6, 2026 by FIL Limited with the SEC. According to the filing, the address of FIL Limited is Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, HM19.

(9)Information based on Schedule 13G/A filed on July 29, 2026 by Blackrock, Inc. with the SEC. According to the filing, the address of BlackRock, Inc. is 50 Hudson Yards New York, NY 10001.
(10)Ms. Ludgate departed from the Company in July 2026 and is included in the table above as she was a director during Fiscal 2026.
(11)Mr. Barrenechea departed from the Company in August 2025 and is included in the table above as he was a named executive officer for Fiscal 2026. Beneficial ownership information is presented as of Mr. Barrenechea’s last date of employment with the Company.
(12)Ms. Ono departed from the Company in December 2025 and is included in the table above as she was a named executive officer for Fiscal 2026. Beneficial ownership information is presented as of Ms. Ono’s last date of employment with the Company.
(13)Mr. Westlake departed from the Company in August 2025 and is included in the table above as he was a named executive officer for Fiscal 2026. Beneficial ownership information is presented as of Mr. Westlake’s last date of employment with the Company.
(14)Mr. Berry departed from the Company in January 2026 and is included in the table above as he was a named executive officer for Fiscal 2026. Beneficial ownership information is presented as of Mr. Berry’s last date of employment with the Company.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth summary information relating to our various stock compensation plans as of June 30, 2026:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	7,563,510	$34.23	8,641,512
Equity compensation plans not approved by security holders:
Under deferred share unit awards	790,968
Under performance share unit awards	1,770,651
Under restricted share unit awards	3,376,630
Total	13,501,759		8,641,512
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
Further, we are, or may become, a limited partner in one or more strategic investment funds, with an ownership interest of up to approximately 19.9% in each fund, in which such funds invest in early stage and growth stage companies (each, a “Fund”). Certain of our directors, officers or their immediate family members may participate in the Fund’s investment committee or advisory committee and may also hold positions as directors, executives, or significant equity holders (which may include ownership interests in excess of 10%) in one or more companies in which the Fund invests. As a result, transactions or relationships involving the Company, the Fund, and Fund portfolio companies may be subject to review and approval under the Company’s policies regarding related party transactions and corporate statutory requirements regarding, where appropriate, recusal of interested directors. While certain of our directors, officers or their immediate family members may participate in the Fund’s investment committee or advisory committee, we do not control the decisions of the Fund, and portfolio companies who may receive investments from the Fund are not obligated to enter into commercial arrangements with us.
The Board has determined that all current directors, except Messrs. Antoun and Jenkins meet the independence requirements under the NASDAQ Listing Rules and qualify as “independent directors” under those Listing Rules. Mr. Antoun is not considered independent by virtue of being our Chief Executive Officer. See “Transactions with Related Persons” below with respect to payments made to Mr. Jenkins. Mr. Sadler ceased to serve as a director effective December 9, 2025; see “Transactions with Related Persons” below with respect to payments made to him. Each of the members of our Talent and Compensation Committee, Audit Committee and Corporate Governance and Nominating Committee is an independent director.
Transactions With Related Persons
During Fiscal 2026, Mr. Jenkins took on an expanded role beyond Board Chair. In August 2025, with both the CEO and CFO positions filled only on an interim basis, the Company entered into agreements with Mr. Jenkins to serve as Executive Chair and Chief Strategy Officer to provide continuity through that period. In the role, he supported the executive leadership team and advised on major transactions and strategic initiatives. Once Mr. Antoun onboarded as Chief Executive Officer, Mr. Jenkins stepped back to serve solely as Board Chair. Under the terms of the agreement, as Chief Strategy Officer, Mr. Jenkins received $3.1 million during Fiscal 2026. For more information, see the Director Compensation for Fiscal 2026 table within Section VI - Other Elements of Our Compensation Program and Exhibits 10.4 and 10.5 of this Annual Report on Form 10-K.
During Fiscal 2026, Mr. Sadler, a former director, had direct or indirect control over a material interest in Enghouse Systems Limited, a publicly traded software company, and its subsidiaries. OpenText entered into product supply and license agreements to purchase certain software licenses from Enghouse Systems Limited and its subsidiaries, under which the company makes payments in the normal course of business. During Fiscal 2026, OpenText paid $1.1 million under such agreements.
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
No services in 2026 and 2025 were provided by KPMG for which the foregoing pre-approval procedures were waived pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.
Principal Accountant Services and Fees
The aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for Fiscal 2026 and Fiscal 2025 were:

	Year ended June 30,
(In thousands)	2026	2025
Audit fees (1)	$12,227	$13,703
Audit-related fees (2)	127	123
Tax fees (3)	—	—
All other fees (4)	35	—
Total	$12,389	$13,826
______________________
(1)Audit fees were primarily for professional services rendered for (a) the annual audits of our consolidated financial statements and the accompanying attestation report regarding our ICFR contained in our Annual Report on Form 10-K, (b) the review of quarterly financial information included in our Quarterly Reports on Form 10-Q, (c) audit services related to divestitures, (d) fees associated with non-periodic securities filings, and (e) annual statutory audits where applicable.
(2)Audit-related fees were primarily for assurance and related services, such as IT assurance engagements and accounting research services.
(3)Tax fees are for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.
(4)All other fees consist of fees for services other than the services reported in audit fees, audit-related fees, and tax fees.

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

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
2.1	Rule 2.7 Announcement, dated August 25, 2022.	Company’s Form 8-K/A, filed August 29, 2022	Exhibit 2.1
3.1	Articles of Amalgamation of the Company.	Company’s registration statement on Form F-1, filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
3.2	Articles of Amendment of the Company.	Company’s registration statement on Form F-1, filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
3.3	Articles of Amendment of the Company.	Company’s registration statement on Form F-1, filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
3.4	Articles of Amalgamation of the Company.	Company’s registration statement on Form F-1, filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
3.5	Articles of Amalgamation of the Company, dated July 1, 2001.	Company’s Form 10-K, filed September 28, 2001

3.6	Articles of Amalgamation of the Company, dated July 1, 2002.	Company’s Form 10-K, filed September 30, 2002	Exhibit 3.10
3.7	Articles of Amalgamation of the Company, dated July 1, 2003.	Company’s Form 10-K, filed September 29, 2003	Exhibit 3.11
3.8	Articles of Amalgamation of the Company, dated July 1, 2004.	Company’s Form 10-K, filed September 13, 2004	Exhibit 3.12
3.9	Articles of Amalgamation of the Company, dated July 1, 2005.	Company’s Form 10-K, filed September 27, 2005	Exhibit 3.13
3.10	Articles of Continuance of the Company, dated December 29, 2005.	Company’s Form 10-Q, filed February 3, 2006	Exhibit 3.1
3.11	By-Law 1 of Open Text Corporation.	Company’s Form 8-K, filed September 26, 2013	Exhibit 3.1
3.12+	Articles of Amalgamation of the Company, dated July 1, 2026.
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Company’s Form 10-K, filed August 1, 2019	Exhibit 4.1
4.2	Form of Common Share Certificate.	Company’s registration statement on Form F-1 (Registration Number 33-98858), filed November 1, 1995, or Amendments 1, 2 or 3 thereto (filed December 28, 1995, January 22, 1996 and January 23, 1996, respectively)
4.3	Indenture, dated as of February 18, 2020, between Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.	Company’s Form 8-K filed February 18, 2020	Exhibit 4.1
4.4
Supplemental Indenture to Indenture governing the Company’s 3.875% Senior Notes due 2028, dated as of July 1, 2024, among Open Text Inc., Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 10-K, filed August 1, 2024	Exhibit 4.4
4.5+
Supplemental Indenture to Indenture governing the Company's 3.875% Senior Notes due 2028, dated as of July 1, 2026, among Open Text Cloud Partnership, LP, Open Text Corporation, The Bank of New York Mellon, as U.S. Trustee, and Computershare Advantage Trust of Canada (f/k/a BNY Trust Company of Canada), as Canadian Trustee.

4.6	Indenture, dated as of February 18, 2020, between Open Text Holdings, Inc. and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.	Company’s Form 8-K filed February 18, 2020	Exhibit 4.3
4.7
Supplemental Indenture to Indenture governing OTHI’s 4.125% Senior Notes due 2030, dated as of July 1, 2024, among Open Text Inc., Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 10-K, filed August 1, 2024	Exhibit 4.6
4.8+
Supplemental Indenture to Indenture governing OTI's 4.125% Senior Notes due 2030, dated as of July 1, 2026, among Open Text Cloud Partnership, LP, Open Text Inc., The Bank of New York Mellon, as U.S. Trustee, and Computershare Advantage Trust of Canada (f/k/a BNY Trust Company of Canada), as Canadian Trustee.

4.9
Indenture governing the Company’s 3.875% Senior Notes due 2029, dated as of November 24, 2021, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 8-K filed November 24, 2021	Exhibit 4.1
4.10
Supplemental Indenture to Indenture governing the Company’s 3.875% Senior Notes due 2029, dated as of July 1, 2024, among Open Text Inc., Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 10-K, filed August 1, 2024	Exhibit 4.8
4.11+
Supplemental Indenture to Indenture governing the Company's 3.875% Senior Notes due 2029, dated as of July 1, 2026, among Open Text Cloud Partnership, LP, Open Text Corporation, The Bank of New York Mellon, as U.S. Trustee, and Computershare Advantage Trust of Canada (f/k/a BNY Trust Company of Canada), as Canadian Trustee.

4.12
Indenture governing OTHI’s 4.125% Senior Notes due 2031, dated as of November 24, 2021, among OTHI, the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 8-K filed November 24, 2021	Exhibit 4.3
4.13
Supplemental Indenture to Indenture governing OTHI’s 4.125% Senior Notes due 2031, dated as of July 1, 2024, among Open Text Inc., Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 10-K, filed August 1, 2024	Exhibit 4.10
4.14+
Supplemental Indenture to Indenture governing OTI's 4.125% Senior Notes due 2031, dated as of July 1, 2026, among Open Text Cloud Partnership, LP, Open Text Inc., The Bank of New York Mellon, as U.S. Trustee, and Computershare Advantage Trust of Canada (f/k/a BNY Trust Company of Canada), as Canadian Trustee.

4.15	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 15, 2022.	Company’s Form 8-K, filed September 15, 2022	Exhibit 4.1
4.16	Form of Common Share Certificate.	Company’s Form 10-Q, filed November 3, 2022	Exhibit 4.1
4.17
Indenture governing the Company’s 6.90% senior secured notes due 2027, dated as of December 1, 2022, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee and Notes collateral agent, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 8-K, filed December 1, 2022	Exhibit 4.1
4.18
Supplemental Indenture to Indenture governing the Company’s 6.90% senior secured notes due 2027, dated as of July 1, 2024, among Open Text Inc., Open Text Corporation and the Bank of NY Mellon, as U.S. Trustee, and BNY Trust Company of Canada, as Canadian trustee.
		Company’s Form 10-K, filed August 1, 2024	Exhibit 4.14
4.19+
Supplemental Indenture to Indenture governing the Company's 6.90% Senior Secured Notes due 2027, dated as of July 1, 2026, among Open Text Cloud Partnership, LP, Open Text Corporation, The Bank of New York Mellon, as U.S. Trustee, and Computershare Advantage Trust of Canada (f/k/a BNY Trust Company of Canada), as Canadian Trustee.

4.20	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated December 9, 2025.	Company’s Form 8-K, filed December 9, 2025	Exhibit 4.1
10.1*	1998 Stock Option Plan.	Company’s Form 10-K filed August 20, 1999
10.2*	Form of Indemnity Agreement.	Company’s Form 10-K filed September 12, 2006	Exhibit 10.26
10.3*	Consulting Agreement between Steven Sadler and SJS Advisors Inc. and the Company, dated May 3, 2005.	Company’s Form 10-K filed August 26, 2008	Exhibit 10.28
10.4*	OpenText Corporation Directors’ Deferred Share Unit Plan, as amended and restated October 30, 2018.	Company’s Form 10-Q filed January 31, 2019	Exhibit 10.1
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
10.18
Amended and Restated Credit Agreement dated as of May 30, 2018, by and among Open Text Corporation, as borrower, the guarantors party thereto, each of the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent.
		Company’s Form 8-K filed May 30, 2018	Exhibit 10.1
10.19
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
10.20
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
10.21*
Amendment No. 4 to the Employment Agreement between Mark J. Barrenechea and the Company dated August 14, 2020 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012, as amended).
		Company’s Form 8-K filed August 14, 2020	Exhibit 10.1
10.22*	Open Text Corporation 2004 Stock Option Plan, as amended and restated on September 14, 2020.	Company’s Registration Statement on Form S-8 filed September 30, 2020	Exhibit 4.1
10.23	Open Text Corporation 2004 Employee Stock Purchase Plan, as amended and restated on September 14, 2020.	Company’s Registration Statement on Form S-8 filed September 30, 2020	Exhibit 4.2
10.24	Co-operation Agreement, dated August 25, 2022, by and between the Company, Bidco and Micro Focus International plc.	Company’s Form 8-K/A, filed August 29, 2022	Exhibit 10.1
10.25
Term Loan Credit Agreement, dated August 25, 2022, by and between the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent, and certain financial institution parties thereto.
		Company’s Form 8-K/A, filed August 29, 2022	Exhibit 10.2
10.26
First Amendment to Credit Agreement, dated December 1, 2022, by and among the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain financial institution parties thereto.
		Company’s Form 8-K, filed December 1, 2022	Exhibit 10.1
10.27
Amendment No. 1 to Amended and Restated Credit Agreement dated June 6, 2023, by and among Open Text Corporation, as borrower, the guarantors party thereto, each of the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent.
		Company’s Form 10-K, filed August 3, 2023	Exhibit 10.31
10.28
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
10.29
Second Amendment to Credit Agreement, dated August 14, 2023, by and among the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain financial institution parties thereto.
		Company’s Form 8-K, filed August 14, 2023	Exhibit 10.1
10.30	Purchase Agreement, dated November 28, 2023, by and among the Company as seller, Rocket Software, Inc., as buyer, and Rocket Software UK Limited.	Company’s Form 8-K/A, filed December 1, 2023	Exhibit 10.1
10.31
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
10.32
Third Amendment to Credit Agreement, dated May 15, 2024, by and among the Company, the guarantors party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain financial institution parties thereto.
		Company’s Form 8-K, filed May 15, 2024	Exhibit 10.1
10.33*	Employment Agreement, dated January 12, 2024 between Todd Cione and the Company.	Company’s Form 10-K, filed August 1, 2024	Exhibit 10.36
10.34*	Employment Agreement, dated March 5, 2025, between Chadwick Westlake and the Company.	Company’s Form 8-K, filed February 26, 2025	Exhibit 10.1
10.35*	Employment Agreement, dated October 6, 2025, between Steve Rai and the Company.	Company’s Form 8-K, filed October 1, 2025	Exhibit 10.1
10.36*	Letter dated August 15, 2025 between James McGourlay and the Company.	Company’s Form 10-Q filed November 5, 2025	Exhibit 10.1
10.37*	Letter dated August 15, 2025 between Cosmin Balota and the Company.	Company’s Form 10-Q filed November 5, 2025	Exhibit 10.2

10.38*	Executive Chair Agreement between Open Text Corporation and P. Thomas Jenkins effective August 11, 2025.	Company’s Form 10-Q filed November 5, 2025	Exhibit 10.4
10.39	Consulting Agreement between Open Text Corporation and South Sound Advisory, SEZC effective August 11, 2025.	Company’s Form 10-Q filed November 5, 2025	Exhibit 10.5
10.40*	Employment Agreement, dated April 20,2026 between Ayman Antoun and the Company.	Company’s Form 8-K, filed January 29, 2026	Exhibit 10.1
19.1	Open Text Corporation Insider Trading Policy.	Company’s Form 10-K, filed August 1, 2024	Exhibit 19.1
21.1+	List of the Company’s Subsidiaries.
23.1+	Consent of Independent Registered Public Accounting Firm.
31.1+	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Open Text Corporation Clawback Policy.	Company’s Form 10-K, filed August 1, 2024	Exhibit 97
101.INS+	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL taxonomy extension schema.
101.CAL+	Inline XBRL taxonomy extension calculation linkbase.
101.DEF+	Inline XBRL taxonomy extension definition linkbase.
101.LAB+	Inline XBRL taxonomy extension label linkbase.
101.PRE+	Inline XBRL taxonomy extension presentation.
104+	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Open Text Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Open Text Corporation (the Company) as of June 30, 2026 and 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 5, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
August 5, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Open Text Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Open Text Corporation’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Open Text Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2026 and 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated August 5, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
August 5, 2026

OPEN TEXT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	June 30, 2026	June 30, 2025
ASSETS
Cash and cash equivalents	$956,024	$1,156,496
Accounts receivable trade, net of allowance for credit losses of $13,136 as of June 30, 2026 and $14,258 as of June 30, 2025 (Note 4)	751,046	659,675
Contract assets (Note 3)	77,447	77,920
Income taxes recoverable (Note 15)	97,715	108,792
Prepaid expenses and other current assets (Note 9)	235,641	198,575
Total current assets	2,117,873	2,201,458
Property and equipment (Note 5)	522,197	375,252
Operating lease right of use assets (Note 6)	134,377	197,977
Long-term contract assets (Note 3)	59,872	49,293
Goodwill (Note 7)	7,327,376	7,517,463
Acquired intangible assets (Note 8)	1,475,018	1,976,591
Deferred tax assets (Note 15)	1,077,003	1,080,575
Other assets (Note 9)	301,328	307,693
Long-term income taxes recoverable (Note 15)	91,460	67,762
Total assets	$13,106,504	$13,774,064
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$969,079	$1,026,583
Current portion of long-term debt (Note 11)	35,850	35,850
Operating lease liabilities (Note 6)	63,612	75,914
Deferred revenues (Note 3)	1,483,234	1,515,382
Income taxes payable (Note 15)	71,550	93,325
Total current liabilities	2,623,325	2,747,054
Long-term liabilities:
Accrued liabilities (Note 10)	128,915	42,312
Pension liability, net (Note 12)	100,473	132,215
Long-term debt (Note 11)	5,734,519	6,342,071
Long-term operating lease liabilities (Note 6)	138,425	189,949
Long-term deferred revenues (Note 3)	159,912	168,757
Long-term income taxes payable (Note 15)	65,255	79,604
Deferred tax liabilities (Note 15)	139,614	141,514
Total long-term liabilities	6,467,113	7,096,422
Shareholders’ equity:
Share capital and additional paid-in capital (Note 13)
242,126,460 and 254,784,391 Common Shares issued and outstanding at June 30, 2026 and June 30, 2025, respectively; authorized Common Shares: unlimited	2,160,481	2,193,985
Accumulated other comprehensive income (loss) (Note 21)	(38,567)	(67,067)
Retained earnings	2,016,086	1,940,113
Treasury stock, at cost (4,751,257 and 4,648,036 shares at June 30, 2026 and June 30, 2025, respectively)	(123,896)	(138,164)
Total OpenText shareholders’ equity	4,014,104	3,928,867
Non-controlling interests	1,962	1,721
Total shareholders’ equity	4,016,066	3,930,588
Total liabilities and shareholders’ equity	$13,106,504	$13,774,064
Guarantees and contingencies (Note 14)
Related party transactions (Note 25)
Subsequent events (Note 26)
See accompanying Notes to Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars and shares, except per share data)

	Year Ended June 30,
	2026	2025	2024
Revenues (Note 3):
Cloud services and subscriptions	$1,958,554	$1,856,474	$1,820,524
Customer support	2,287,449	2,334,037	2,713,297
License	678,465	625,614	834,162
Professional service and other	321,933	352,280	401,594
Total revenues	5,246,401	5,168,405	5,769,577
Cost of revenues:
Cloud services and subscriptions	700,617	697,929	713,759
Customer support	231,670	250,310	292,733
License	25,132	31,939	25,608
Professional service and other	245,912	265,160	302,527
Amortization of acquired technology-based intangible assets (Note 8)	174,609	188,780	243,922
Total cost of revenues	1,377,940	1,434,118	1,578,549
Gross profit	3,868,461	3,734,287	4,191,028
Operating expenses:
Research and development	647,707	755,936	864,463
Sales and marketing	1,136,030	1,059,497	1,163,134
General and administrative	436,566	427,811	577,038
Depreciation	143,938	130,573	131,599
Amortization of acquired customer-based intangible assets (Note 8)	288,603	321,891	432,404
Special charges (recoveries) (Note 18)	133,020	145,890	135,305
Total operating expenses	2,785,864	2,841,598	3,303,943
Income from operations	1,082,597	892,689	887,085
Other income (expense), net (Note 23)	85,875	(82,787)	358,391
Interest and other related expense, net	(309,595)	(327,831)	(516,180)
Income before income taxes	858,877	482,071	729,296
Provision for income taxes (Note 15)	215,614	46,005	264,012
Net income	$643,263	$436,066	$465,284
Net (income) attributable to non-controlling interests	(241)	(198)	(194)
Net income attributable to OpenText	$643,022	$435,868	$465,090
Earnings per share—basic attributable to OpenText (Note 24)	$2.58	$1.66	$1.71
Earnings per share—diluted attributable to OpenText (Note 24)	$2.58	$1.65	$1.71
Weighted average number of Common Shares outstanding—basic	249,026	263,274	271,548
Weighted average number of Common Shares outstanding—diluted	249,373	263,650	272,588
See accompanying Notes to Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

	Year Ended June 30,
	2026	2025	2024
Net income	$643,263	$436,066	$465,284
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	10,786	(3,548)	(15,646)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss)—net of tax (1)	(3,705)	(403)	(2,697)
(Gain) loss reclassified into net income—net of tax (2)	100	2,531	965
Unrealized gain (loss) on available-for-sale financial assets:
Unrealized gain (loss)—net of tax (3)	1,007	1,131	228
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss)—net of tax (4)	19,924	1,876	640
Amortization of actuarial (gain) loss into net income—net of tax (5)	388	965	450
Total other comprehensive income (loss), net	28,500	2,552	(16,060)
Total comprehensive income	671,763	438,618	449,224
Comprehensive income attributable to non-controlling interests	(241)	(198)	(194)
Total comprehensive income attributable to OpenText	$671,522	$438,420	$449,030
______________________
(1)Net of tax expense (recovery) of $(1,335), $(145) and $(972) for the years ended June 30, 2026, 2025 and 2024, respectively.
(2)Net of tax expense (recovery) of $35, $912 and $347 for the years ended June 30, 2026, 2025 and 2024, respectively.
(3)Net of tax expense (recovery) of $467, $345 and $112 for the years ended June 30, 2026, 2025 and 2024, respectively.
(4)Net of tax expense (recovery) of $7,049, $1,686 and $765 for the years ended June 30, 2026, 2025 and 2024, respectively.
(5)Net of tax expense (recovery) of $101, $341 and $193 for the years ended June 30, 2026, 2025 and 2024, respectively.
See accompanying Notes to Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)

	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	270,903	$2,176,947	(3,536)	$(151,597)	$2,048,984	$(53,559)	$1,329	$4,022,104
Issuance of Common Shares
Under employee stock option plans	945	31,358	—	—	—	—	—	31,358
Under employee stock purchase plans	1,027	34,120	—	—	—	—	—	34,120
Share-based compensation	—	139,779	—	—	—	—	—	139,779
Purchase of treasury stock	—	—	(1,400)	(53,085)	—	—	—	(53,085)
Issuance of treasury stock	—	(76,178)	1,800	81,414	(5,236)	—	—	—
Repurchase of Common Shares	(5,074)	(34,140)	—	—	(118,193)	—	—	(152,333)
Dividends declared ($1.00 per Common Share)	—	—	—	—	(271,486)	—	—	(271,486)
Other comprehensive income (loss) - net	—	—	—	—	—	(16,060)	—	(16,060)
Net income	—	—	—	—	465,090	—	194	465,284
Balance as of June 30, 2024	267,801	$2,271,886	(3,136)	$(123,268)	$2,119,159	$(69,619)	$1,523	$4,199,681
Issuance of Common Shares
Under employee stock option plans	139	3,729	—	—	—	—	—	3,729
Under employee stock purchase plans	1,369	33,915	—	—	—	—	—	33,915
Share-based compensation	—	104,721	—	—	—	—	—	104,721
Purchase of treasury stock	—	—	(4,619)	(133,077)	—	—	—	(133,077)
Issuance of treasury stock	—	(115,556)	3,107	118,181	(1,127)	—	—	1,498
Repurchase of Common Shares	(14,525)	(104,710)	—	—	(337,880)	—	—	(442,590)
Dividends declared ($1.05 per Common Share)	—	—	—	—	(275,907)	—	—	(275,907)
Other comprehensive income (loss) - net	—	—	—	—	—	2,552	—	2,552
Net income	—	—	—	—	435,868	—	198	436,066
Balance as of June 30, 2025	254,784	$2,193,985	(4,648)	$(138,164)	$1,940,113	$(67,067)	$1,721	$3,930,588
Issuance of Common Shares
Under employee stock option plans	882	27,311	—	—	—	—	—	27,311
Under employee stock purchase plans	1,221	29,938	—	—	—	—	—	29,938
Share-based compensation	—	80,659	—	—	—	—	—	80,659
Purchase of treasury stock	—	—	(2,400)	(56,224)	—	—	—	(56,224)
Issuance of treasury stock	—	(64,977)	2,297	70,492	—	—	—	5,515
Repurchase of Common Shares	(14,761)	(106,435)	—	—	(294,653)	—	—	(401,088)
Dividends declared ($1.10 per Common Share)	—	—	—	—	(272,396)	—	—	(272,396)
Other comprehensive income (loss) - net	—	—	—	—	—	28,500	—	28,500
Net income	—	—	—	—	643,022	—	241	643,263
Balance as of June 30, 2026	242,126	$2,160,481	(4,751)	$(123,896)	$2,016,086	$(38,567)	$1,962	$4,016,066
See accompanying Notes to Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended June 30,
	2026	2025	2024
Cash flows from operating activities:
Net income	$643,263	$436,066	$465,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	607,150	641,244	807,925
Share-based compensation expense	80,636	104,840	140,079
Pension expense	15,381	14,593	13,881
Amortization of debt discount and issuance costs	22,522	21,977	25,257
Write-off of right of use assets	12,085	8,805	20,056
Loss on extinguishment of debt	18,787	—	56,393
(Gain) adjustments to gain on divestitures	(76,136)	4,175	(429,102)
Loss on sale and write down of property and equipment, net	6,546	3,178	3,710
Deferred taxes	(26,202)	(138,616)	(142,271)
Share in net (income) loss of equity investees	4,049	(230)	18,194
Changes in derivative instruments	(27,369)	44,286	(3,116)
Changes in operating assets and liabilities:
Accounts receivable	14,449	80,097	108,562
Contract assets	(147,700)	(135,911)	(95,403)
Prepaid expenses and other current assets	(39,979)	42,486	(28,395)
Income taxes	(39,427)	(246,681)	112,097
Accounts payable and accrued liabilities	(39,696)	(23,012)	(65,887)
Deferred revenue	(7,860)	3,565	(42,974)
Other assets	(56)	(15,264)	24,849
Operating lease assets and liabilities, net	(13,626)	(14,980)	(21,448)
Net cash provided by operating activities	1,006,817	830,618	967,691
Cash flows from investing activities:
Additions of property and equipment	(199,300)	(143,222)	(159,295)
Purchase of Micro Focus, net of cash acquired	—	—	(9,272)
Proceeds (adjustments to proceeds) from divestitures	311,913	(11,686)	2,229,187
Settlement of derivative instruments	—	(10,380)	—
Proceeds from interest on derivative instruments	5	5,166	4,456
Other investing activities	4,559	6,614	(9,759)
Net cash provided by (used in) investing activities	117,177	(153,508)	2,055,317
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	56,419	35,372	66,914
Repayment of long-term debt and Revolver	(648,852)	(35,851)	(2,568,352)
Debt issuance costs	—	(1,066)	(3,833)
Net change in transition services agreement obligation	14,271	(15,278)	15,278
Repurchase of Common Shares	(416,411)	(413,256)	(150,017)
Purchase of treasury stock	(52,901)	(130,649)	(53,085)
Payments of dividends to shareholders	(268,357)	(271,523)	(267,362)
Other financing activities	(3,309)	(2,428)	(1,447)
Net cash used in financing activities	(1,319,140)	(834,679)	(2,961,904)
Foreign exchange gain (loss) on cash held in foreign currencies	(5,706)	32,882	(12,263)
Increase (decrease) in cash, cash equivalents and restricted cash during the year	(200,852)	(124,687)	48,841
Cash, cash equivalents and restricted cash at beginning of the year	1,158,106	1,282,793	1,233,952
Cash, cash equivalents and restricted cash at end of the year	$957,254	$1,158,106	$1,282,793

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

Reconciliation of cash, cash equivalents and restricted cash:	June 30, 2026	June 30, 2025	June 30, 2024
Cash and cash equivalents	$956,024	$1,156,496	$1,280,662
Restricted cash (1)	1,230	1,610	2,131
Total cash, cash equivalents and restricted cash	$957,254	$1,158,106	$1,282,793
______________________
(1) Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Consolidated Balance Sheets (Note 9).
Supplemental cash flow disclosures (Note 6 and Note 22)
See accompanying Notes to Consolidated Financial Statements.

OPEN TEXT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended June 30, 2026
(Tabular amounts in thousands of U.S. dollars, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company.” We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd., which as of June 30, 2026, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
The Company's fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “Fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “Fiscal 2026” refer to the fiscal year ended June 30, 2026.
These Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the impact of the sale of the Application Modernization and Connectivity (AMC) business on May 1, 2024, the eDOCS business on January 12, 2026 and the Vertica business on May 11, 2026 (see below and Note 19 “Acquisitions and Divestitures” for more details).
Beginning in the first quarter of Fiscal 2025, for the year ended June 30, 2024, the Company reclassified expenses of $29.5 million from Research and development to Sales and marketing in the Consolidated Statements of Income to provide a better representation of the function of the expenses.
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

Customer creditworthiness is evaluated prior to order fulfillment and based on evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers’ payment history and current credit worthiness. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2026 and 2025, respectively.
From time to time, we may sell certain accounts receivable to a financial institution on a non-recourse basis for cash, less a discount. Proceeds from the sale of receivables approximate their discounted book value and are included in operating cash flows on the Consolidated Statements of Cash Flows.
Property and equipment
Property and equipment are stated at the lower of cost or net realizable value and shown net of depreciation which is computed on a straight-line basis over the estimated useful lives of the related assets. Gains and losses on asset disposals are taken into income in the year of disposition. Fully depreciated property and equipment are retired from the Consolidated Balance Sheets when they are no longer in use. See the “Impairment of long-lived assets” section below for policy on property and equipment impairments. The following represents the estimated useful lives of property and equipment as of June 30, 2026:

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
As of June 30, 2026 and 2025, our capitalized software development costs were $364.1 million and $283.4 million, respectively. Our additions relating to capitalized software development costs incurred during Fiscal 2026 and Fiscal 2025 were $81.9 million and $32.3 million, respectively.

Leases
We enter into operating leases, both domestically and internationally, for certain facilities, automobiles, data centers and equipment for use in the ordinary course of business. We also have finance leases, primarily comprised of equipment leases, all of which are sublet. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. For operating leases where the Company is a lessor, rental income is recognized on a straight-line basis over the remaining non-cancelable lease terms.
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
Business combinations
We apply the provisions of ASC Topic 805, “Business Combinations” (Topic 805), in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities, including contingent consideration where applicable, assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement, particularly since these assumptions and estimates are based in part on historical experience and information obtained from the management of the acquired companies. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill in the period identified. Furthermore, when valuing certain intangible assets that we have acquired, critical estimates may be made relating to, but not limited to: (i) future expected cash flows from software license sales, cloud SaaS, desktop as a service (DaaS) and platform as a service (PaaS) contracts, support agreements, consulting agreements and other customer contracts (ii) the acquired company’s technology and competitive position, as well as assumptions about the period of time that the acquired technology will continue to be used in the combined company’s product portfolio, and (iii) discount rates. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded to our Consolidated Statements of Income.
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
Our operations are analyzed by management and our chief operating decision maker (CODM) as being part of a single industry segment: the design, development, marketing and sales of data management software and solutions. Therefore, our goodwill impairment assessment is based on the allocation of goodwill to a single reporting unit.
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
Our annual impairment analysis of goodwill was performed as of April 1, 2026. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2026 (no impairments were recorded for Fiscal 2025 and Fiscal 2024, respectively).
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
We have not recorded any significant impairment charges for long-lived assets during Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively.
Derivative financial instruments
We use derivative financial instruments to manage foreign currency rate risk. We account for these instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (Topic 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Topic 815 also requires that changes in our derivative financial instruments’ fair values be recognized in earnings; unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges). We record the effective portions of the gain or loss on derivative financial instruments that are designated as cash flow hedges in Accumulated other comprehensive income (loss), net of tax, in our accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, is recognized in our Consolidated Statements of Income.
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
License revenue
Our license revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses, which are primarily deployed on the customer’s premises.
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
Standalone selling price
The standalone selling price (SSP) reflects the price we would charge for a specific product or service if it were sold separately in similar circumstances and to similar customers. In most cases we can establish the SSP based on observable data. We typically establish a narrow SSP range for our products and services and assess this range on a periodic basis or when material changes in facts and circumstances warrant a review.
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

Sales to regional system integrators
We execute certain sales contracts through regional system integrators, distributors and channel partners (collectively referred to as regional system integrators). Typically, we conclude that the regional system integrators are OpenText customers in our regional system integrators' agreements. The regional system integrators have control over the pricing, service and products prior to being transferred to the end customer. We also assess the creditworthiness of each regional system integrator and if they are newly formed, undercapitalized or in financial difficulty, we defer any revenues expected to emanate from such regional system integrator and recognize revenue only when cash is received, and all other revenue recognition criteria under ASC Topic 606 are met.
Rights of return and other incentives
We do not generally offer rights of return or any other incentives such as concessions, product rotation, or price protection and, therefore, do not provide for or make estimates of rights of return and similar incentives. However, we do offer consumers who purchase certain of our products online directly from us an unconditional full 70-day money-back guarantee. Distributors and regional system integrators are also permitted to return the consumer products, subject to certain limitations. Revenue is reduced for such rights based on the estimate of future returns originating from contractual agreements with these customers.
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
Advertising Expenses
Advertising costs, which include digital advertising, marketing programs and other promotional costs, are expensed as incurred. Advertising expenses incurred in Fiscal 2026, Fiscal 2025 and Fiscal 2024 were $62.3 million, $64.8 million and $66.9 million, respectively.
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
Foreign currency
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the previous month of the transaction. The effect of foreign currency translation adjustments are recorded as a component of Accumulated other comprehensive income (loss). Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item Other income (expense), net for Fiscal 2026, Fiscal 2025 and Fiscal 2024 were $3.2 million, $(24.9) million, and $1.2 million, respectively.
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
Accounting Pronouncements Adopted in Fiscal 2026
During Fiscal 2026, we adopted the following Accounting Standards Updates (ASU):
Income Taxes
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU may be applied on a prospective or retrospective basis, with early adoption permitted. We adopted this ASU for our annual period beginning July 1, 2025 on a prospective basis. The adoption of this ASU expanded our disclosures, but did not have an impact on the Company’s Consolidated Financial Statements. See Note 15 “Income Taxes” for additional information.
Accounting Pronouncements Not Yet Adopted in Fiscal 2026
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
NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, customer support, license, and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end customer, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Year Ended June 30,
	2026	2025	2024
Total Revenues by Geography:
Americas (1)	$2,896,043	$2,938,709	$3,341,881
EMEA (2)	1,881,126	1,751,543	1,878,470
Asia Pacific (3)	469,232	478,153	549,226
Total revenues	$5,246,401	$5,168,405	$5,769,577
______________________
(1)Americas consists of countries in North, Central and South America.
(2)EMEA consists of countries in Europe, the Middle East and Africa.
(3)Asia Pacific primarily consists of Australia, Japan, Singapore, India and China.

	Year Ended June 30,
	2026	2025	2024
Total Revenues by Type of Performance Obligation:
Recurring revenues (4)
Cloud services and subscriptions revenue	$1,958,554	$1,856,474	$1,820,524
Customer support revenue	2,287,449	2,334,037	2,713,297
Total recurring revenues	$4,246,003	$4,190,511	$4,533,821
License revenue (perpetual, term and subscriptions)	678,465	625,614	834,162
Professional service and other revenue	321,933	352,280	401,594
Total revenues	$5,246,401	$5,168,405	$5,769,577
______________________
(1)Recurring revenue is defined as the sum of Cloud services and subscriptions revenue and Customer support revenue.

	Year Ended June 30,
	2026	2025	2024
Total Revenues by Timing of Revenue Recognition:
Point in time	$678,465	$625,614	$834,162
Over time (including professional service and other revenue)	4,567,936	4,542,791	4,935,415
Total revenues	$5,246,401	$5,168,405	$5,769,577
Revenue by Product Categories
We have seven product categories (previously referred to as business clouds) as part of our data management solutions: Content, Business Network, IT Operations Management (ITOM, also known as Observability and Service Management (OSM)), Cybersecurity (Enterprise), Cybersecurity (Small and Medium-Sized Businesses (SMB) & Consumer), Application Delivery Management (ADM, also known as DevOps), and Analytics. The following table disaggregates total revenue and total cloud services and subscription revenue by product category for the periods indicated. The Company believes this presentation is useful as it provides additional information:

	Year Ended June 30,
	2026	2025	2024
Total Revenues by Product Categories
Content	$2,240,193	$2,135,947	$2,054,882
Business Network	644,233	632,914	642,338
ITOM	454,358	452,693	522,677
Cybersecurity (Enterprise)	689,733	692,269	731,384
Cybersecurity (SMB & Consumer)	516,631	543,436	624,368
ADM (1)	502,070	475,895	932,012
Analytics	199,183	235,251	261,916
Total revenues by product categories	$5,246,401	$5,168,405	$5,769,577

Total Cloud Services and Subscriptions Revenue by Product Categories
Content	$578,203	$481,396	$412,358
Business Network	611,610	595,005	601,376
ITOM	37,373	20,640	16,476
Cybersecurity (Enterprise)	75,460	83,767	86,592
Cybersecurity (SMB & Consumer)	467,773	494,266	514,406
ADM (1)	118,482	106,016	95,283
Analytics	69,653	75,384	94,033
Total cloud services and subscriptions revenues by product categories	$1,958,554	$1,856,474	$1,820,524
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

The balance for our contract assets and contract liabilities (i.e., deferred revenues) for the periods indicated below were as follows:

	As of June 30, 2026	As of June 30, 2025
Short-term contract assets	$77,447	$77,920
Long-term contract assets	59,872	49,293
Short-term deferred revenues	1,483,234	1,515,382
Long-term deferred revenues	159,912	168,757
The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and customer payments. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. During the year ended June 30, 2026, we reclassified $127.6 million (year ended June 30, 2025—$114.1 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the years ended June 30, 2026, 2025 and 2024 respectively, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration, or an amount of consideration is due from the customer for future obligations to transfer products or services. Our deferred revenues primarily relate to cloud services and customer support agreements which have been paid for by customers prior to the performance of those services. The amount of revenue that was recognized during the year ended June 30, 2026 that was included in the deferred revenue balances at June 30, 2025 was $1.5 billion (year ended June 30, 2025 and 2024 —$1.5 billion and $1.7 billion, respectively).

Incremental Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2023:

Capitalized costs to obtain a contract as of June 30, 2023	$97,207
New capitalized costs incurred	60,507
Amortization of capitalized costs	(44,016)
Impact of foreign exchange rate changes	(246)
Divestiture of AMC business (Note 19)	(3,964)
Capitalized costs to obtain a contract as of June 30, 2024	109,488
New capitalized costs incurred	60,165
Amortization of capitalized costs	(43,129)
Impact of foreign exchange rate changes	2,502
Capitalized costs to obtain a contract as of June 30, 2025	129,026
New capitalized costs incurred	80,652
Amortization of capitalized costs	(50,906)
Impact of foreign exchange rate changes	(953)
Divestiture of Vertica business (Note 19)	(1,101)
Capitalized costs to obtain a contract as of June 30, 2026	$156,718
During the years ended June 30, 2026, 2025 and 2024 respectively, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. Refer to Note 9 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.
Remaining Performance Obligations
Remaining performance obligations (RPO) represent contracted revenue that has not yet been recognized. They include amounts recognized as deferred revenue and amounts that are contracted but will be billed and recognized as revenue in future periods.
The following table provides RPO information as of June 30, 2026:

		% recognized as revenue over the following
($ in billions)	As of June 30, 2026	Within 1 year	1 to 2 years	2 to 3 years	Thereafter
Total RPO (1)	$4.6	57%	21%	12%	10%
Cloud services and subscriptions RPO	$2.8	48%	24%	15%	13%
Customer support and other RPO (2)	$1.8	72%	17%	7%	4%
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
Refer to Note 2 “Accounting Policies and Recent Accounting Pronouncements” for additional information on our revenue policy.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of June 30, 2023	$13,828
Credit loss expense (recovery)	8,622
Write-off/adjustments	(9,196)
Divestiture of AMC business (Note 19)	(1,146)
Balance as of June 30, 2024	12,108
Credit loss expense (recovery)	9,874
Write-off/adjustments	(7,724)
Balance as of June 30, 2025	14,258
Credit loss expense (recovery)	7,662
Write-off/adjustments	(8,686)
Divestiture of Vertica business (Note 19)	(98)
Balance as of June 30, 2026	$13,136
Included in accounts receivable are unbilled receivables in the amount of $63.7 million as of June 30, 2026 (June 30, 2025—$56.7 million).
As of June 30, 2026, we have an allowance for credit losses of $0.3 million for contract assets (June 30, 2025—$0.4 million). For additional information on contract assets, see Note 3 “Revenues.”
NOTE 5—PROPERTY AND EQUIPMENT

	As of June 30, 2026
	Cost	Accumulated Depreciation	Net
Computer hardware	$358,361	$(239,850)	$118,511
Computer software	278,353	(111,812)	166,541
Capitalized software development costs	364,137	(223,475)	140,662
Leasehold improvements	138,576	(107,167)	31,409
Land and buildings	74,935	(21,687)	53,248
Furniture, equipment and other	55,727	(43,901)	11,826
Total	$1,270,089	$(747,892)	$522,197

	As of June 30, 2025
	Cost	Accumulated Depreciation	Net
Computer hardware	$442,631	$(290,373)	$152,258
Computer software	225,073	(187,371)	37,702
Capitalized software development costs	283,449	(187,917)	95,532
Leasehold improvements	142,279	(105,349)	36,930
Land and buildings	60,613	(20,920)	39,693
Furniture, equipment and other	56,531	(43,394)	13,137
Total	$1,210,576	$(835,324)	$375,252
Sale of Long-lived Assets
During the year ended June 30, 2026, we completed the sale of an office building with a carrying value of $4.5 million. The Company recognized a loss of $0.6 million on the sale within Other income (expense), net in the Consolidated Statements of Income.
During the year ended June 30, 2024, we completed the sale of a Company owned facility with a carrying value of $4.5 million. The Company recognized a gain of $1.0 million on the sale in the Consolidated Statements of Income within Other income (expense), net.

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
The following illustrates the Consolidated Balance Sheets information related to leases:

	Balance Sheet Location	As of June 30, 2026	As of June 30, 2025
Operating Leases
Operating lease right of use assets	Operating lease right of use assets	$134,377	$197,977

Operating lease liabilities (current)	Operating lease liabilities	$63,612	$75,914
Operating lease liabilities (non-current)	Long-term operating lease liabilities	138,425	189,949
Total operating lease liabilities		$202,037	$265,863

Finance Leases
Finance lease receivables (current)	Prepaid expenses and other current assets	$453	$1,867
Finance lease receivables (non-current)	Other assets	—	457
Total finance lease receivables		$453	$2,324

Finance lease liabilities (current)	Accounts payable and accrued liabilities	$457	$1,877
Finance lease liabilities (non-current)	Accrued liabilities	—	457
Total finance lease liabilities		$457	$2,334
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of June 30, 2026	As of June 30, 2025
Weighted-average remaining lease term
Operating leases	4.75 years	4.59 years
Finance leases	0.31 years	1.23 years
Weighted-average discount rate
Operating leases	5.08%	4.92%
Finance leases	5.33%	5.33%
Lease Costs and Other Information
The following illustrates the various components of lease costs for the period indicated:

	Year Ended June 30,
	2026	2025	2024
Operating lease cost	$71,531	$82,174	$90,383
Short-term lease cost	903	2,028	2,920
Variable lease cost	3,811	4,103	5,084
Sublease income	(9,432)	(11,254)	(12,941)
Total lease cost	$66,813	$77,051	$85,446

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of lease liabilities, and, as such, are excluded from the amounts below:

	Year Ended June 30,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$87,529	$98,418	$109,708
Finance leases	1,946	3,369	5,722
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	14,014	53,541	30,869
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our lease liabilities as of June 30, 2026:

Fiscal years ending June 30,	Operating Leases	Finance Leases
2027	$71,353	$459
2028	53,196	—
2029	35,587	—
2030	22,152	—
2031	13,014	—
Thereafter	31,133	—
Total lease payments	226,435	459
Less: Imputed interest	(24,398)	(2)
Total	$202,037	$457
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive immaterial sublease income over the remaining terms of the agreements. The Company has undiscounted future minimum lease payments related to operating lease contracts signed but not yet commenced as of June 30, 2026 of $40.0 million, which are excluded from lease liabilities in our Consolidated Balance Sheets (see Note 14 “Guarantees and Contingencies” for more details).
Lease Income
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
During the year ended June 30, 2026, lease income was immaterial and future contractual minimum lease payments (excluding operating expense reimbursements) to be received by the Company as of June 30, 2026 were also immaterial.

NOTE 7—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill:

Balance as of June 30, 2024	$7,488,367
Acquisition of Pillr (Note 19) (1)	196
Divestiture of AMC business (Note 19) (2)	1,390
Impact of foreign exchange rate changes	27,510
Balance as of June 30, 2025	7,517,463
Divestiture of eDOCS business (Note 19)	(91,913)
Divestiture of Vertica business (Note 19)	(102,323)
Impact of foreign exchange rate changes	4,149
Balance as of June 30, 2026	$7,327,376
______________________
(1)Adjustment relates to the open measurement period.
(2)Relates to the final settlement of working capital and other adjustments.
NOTE 8—ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2026
	Cost (1)	Accumulated Amortization (1)	Net (1)
Technology assets	$1,033,137	$(600,421)	$432,716
Customer assets	2,269,497	(1,227,195)	1,042,302
Total	$3,302,634	$(1,827,616)	$1,475,018

	As of June 30, 2025
	Cost	Accumulated Amortization	Net
Technology assets	$1,064,400	$(441,705)	$622,695
Customer assets	2,635,686	(1,281,790)	1,353,896
Total	$3,700,086	$(1,723,495)	$1,976,591
______________________
(1)    As of June 30, 2026, excludes technology and customer intangible net assets disposed of as part of the Vertica Divestiture, with costs of $31.3 million and $36.4 million, respectively, accumulated amortization of $15.9 million and $13.5 million, respectively, and net book value of $15.4 million and $22.9 million, respectively. See Note 19 “Acquisitions and Divestitures for more details.

Where applicable, the above balances as of June 30, 2026 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the year ended June 30, 2026. The impact of this resulted in reductions to the cost and accumulated amortization of technology assets of nil and customer assets of $330.4 million (year ended June 30, 2025 — $89.6 million and $129.8 million, respectively). The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and nine years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2027	$386,544
2028	369,976
2029	276,683
2030	205,238
2031	193,313
Thereafter	43,264
Total	$1,475,018
NOTE 9—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of June 30, 2026	As of June 30, 2025
Deposits and restricted cash	$4,824	$2,456
Capitalized costs to obtain a contract	50,915	44,311
Short-term prepaid expenses and other current assets	179,698	148,824
Derivative asset (1)	204	2,984
Total	$235,641	$198,575
______________________
(1)Represents the asset related to our derivative instrument activity. See Note 17 “Derivative Instruments and Hedging Activities” for more details.
Other assets:

	As of June 30, 2026	As of June 30, 2025
Deposits and restricted cash	$16,334	$22,720
Capitalized costs to obtain a contract	105,803	84,715
Investments	112,022	116,704
Available-for-sale financial assets	45,142	45,074
Long-term prepaid expenses and other long-term assets	22,027	38,480
Total	$301,328	$307,693
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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and is subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Consolidated Statements of Income (see Note 23 “Other Income (Expense), Net”). During the year ended June 30, 2026, our share of income (loss) from these investments was $(4.0) million (year ended June 30, 2025 and 2024 — $0.2 million and $(18.2) million, respectively).

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
NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of June 30, 2026	As of June 30, 2025
Accounts payable—trade	$127,532	$136,204
Accrued salaries, incentives and commissions	277,025	254,230
Accrued liabilities	220,482	229,070
Accrued sales and other tax liabilities	32,737	32,964
Derivative liability (1)	219,065	275,810
Accrued interest on long-term debt	37,729	37,729
Amounts payable in respect of restructuring and other special charges	50,929	53,771
Asset retirement obligations	3,580	6,805
Total	$969,079	$1,026,583
______________________
(1)Represents the liability related to our derivative instrument activity (see Note 17 “Derivative Instruments and Hedging Activities” for more details).

Long-term accrued liabilities:

	As of June 30, 2026	As of June 30, 2025
Amounts payable in respect of restructuring and other special charges	$7,237	$8,591
Other accrued liabilities	99,106	10,801
Asset retirement obligations	22,572	22,920
Total	$128,915	$42,312
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of June 30, 2026, the present value of this obligation was $26.2 million (June 30, 2025—$29.7 million), with an undiscounted value of $27.9 million (June 30, 2025—$32.2 million).

NOTE 11—LONG-TERM DEBT

	As of June 30, 2026	As of June 30, 2025
Total debt
Senior Notes 2031	$650,000	$650,000
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	850,000
Senior Notes 2028	900,000	900,000
Senior Secured Notes 2027	1,000,000	1,000,000
Acquisition Term Loan	1,536,525	2,185,375
Total principal payments due	5,836,525	6,485,375

Unamortized debt discount and issuance costs (1)	(66,156)	(107,454)
Total amount outstanding	5,770,369	6,377,921
Less:
Current portion of long-term debt
Acquisition Term Loan	35,850	35,850
Total current portion of long-term debt	35,850	35,850

Non-current portion of long-term debt	$5,734,519	$6,342,071
______________________
(1)During the year ended June 30, 2026, we recognized a loss on debt extinguishment of $18.8 million related to the acceleration and recognition of unamortized debt discount and issuance costs resulting from the prepayment of $613.0 million of the Acquisition Term Loan.
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
For the year ended June 30, 2026, we recorded interest expense of $26.8 million relating to Senior Notes 2031 (year ended June 30, 2025 and 2024—$26.8 million and $26.8 million, respectively).
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
For the year ended June 30, 2026, we recorded interest expense of $37.1 million relating to Senior Notes 2030 (year ended June 30, 2025 and 2024—$37.1 million and $37.1 million, respectively).
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
For the year ended June 30, 2026, we recorded interest expense of $32.9 million relating to Senior Notes 2029 (year ended June 30, 2025 and 2024—$32.9 million and $32.9 million, respectively).
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
For the year ended June 30, 2026, we recorded interest expense of $34.9 million relating to Senior Notes 2028 (year ended June 30, 2025 and 2024—$34.9 million and $34.9 million, respectively).
Senior Secured Fixed Rate Notes
Senior Secured Notes 2027
On December 1, 2022, the Company issued $1.0 billion in aggregate principal amount of senior secured notes due 2027 (Senior Secured Notes 2027, and together with the Senior Notes 2031, Senior Notes 2030, Senior Notes 2029, and Senior Notes 2028, the Senior Notes) in connection with the acquisition of Micro Focus International Limited (the Micro Focus Acquisition) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Secured Notes 2027 bear interest at a rate of 6.90% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2023. Senior Secured Notes 2027 will mature on December 1, 2027, unless earlier redeemed, in accordance with their terms, or repurchased.
The Senior Secured Notes 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries, and are secured with the same priority as the Company’s senior credit facilities. The Senior Secured Notes 2027 and the related guarantees are effectively senior to all of the Company’s and the guarantors’ senior unsecured debt to the extent of the value of the Collateral (as defined in the indenture to the Senior Secured Notes 2027) and are structurally subordinated to all existing and future liabilities of each of the Company’s existing and future subsidiaries that do not guarantee the Senior Secured Notes 2027. As of June 30, 2026, the Senior Secured Notes 2027 bear an effective interest rate of 7.39%. The effective interest rate includes interest expense of $69.0 million and amortization of debt discount and issuance costs of $3.1 million.
For the year ended June 30, 2026, we recorded interest expense of $69.0 million, relating to Senior Secured Notes 2027 (year ended June 30, 2025 and 2024—$69.0 million and $69.0 million, respectively).
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
For the year ended June 30, 2026, we did not record any interest expense relating to Term Loan B (year ended June 30, 2025 and 2024—nil and $58.4 million, respectively).
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
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2026, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 2.75:1.00.
The Revolver requires us to pay a facility fee on unused commitments based on the consolidated net leverage ratio. As of June 30, 2026, the facility fee under the Revolver was 0.30%. For the year ended June 30, 2026, we recorded $2.3 million of facility fees in Interest and other related expense, net, in our Consolidated Statements of Income (year ended June 30, 2025 and 2024—$2.3 million and $2.1 million).
As of June 30, 2026, we had no outstanding balance under the Revolver (June 30, 2025—nil). For the year ended June 30, 2026, we did not record any interest expense relating to the Revolver (year ended June 30, 2025 and 2024—nil and $2.2 million, respectively).
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
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR (as defined in the Acquisition Term Loan) plus an applicable margin of 1.75%. As of June 30, 2026, the outstanding balance on the Acquisition Term Loan bears an interest rate of 5.37%. As of June 30, 2026, the Acquisition Term Loan bears an effective interest rate of 6.41%. The effective interest rate includes interest expense of $118.7 million and amortization of debt discount and issuance costs of $14.9 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of June 30, 2026, our consolidated net leverage ratio, as calculated in accordance with the applicable agreement, was 2.75:1.00.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors on a pari passu basis with the Revolver and the Senior Secured Notes 2027.

During the year ended June 30, 2024, we prepaid an aggregate of $1.31 billion of the outstanding principal debt on the Acquisition Term Loan using a portion of the net proceeds from the AMC Divestiture of $1.06 billion and $250.0 million of cash on hand.
During the year ended June 30, 2026, we prepaid an aggregate of $613.0 million of the outstanding principal debt on the Acquisition Term Loan. These prepayments included $163.0 million and $150.0 million funded with proceeds from the eDOCS and Vertica divestitures, respectively. Additionally, we prepaid $300.0 million using cash on hand. As a result of the prepayments, we recognized an $18.8 million loss on debt extinguishment during the year ended June 30, 2026, related to the acceleration and recognition of unamortized debt discount and issuance costs. See Note 19 “Acquisitions and Divestitures” for more details on these divestitures.
For the year ended June 30, 2026, we recorded interest expense of $118.7 million relating to the Acquisition Term Loan (year ended June 30, 2025 and 2024—$148.4 million and $272.5 million, respectively).
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
NOTE 12—PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS
Defined Benefit and Other Post-Retirement Benefit Plans
The Company has 45 pension and other post-retirement plans in multiple countries. All of our pension and other post-retirement plans are located outside of Canada and the U.S. The plans are primarily located in Germany, which, as of June 30, 2026, make up approximately 42% of the total net benefit pension obligations.
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
Plan assets that partially fund the defined benefit obligations are primarily classified within Level 1 and Level 2 of the fair value hierarchy and consist primarily of investments in equity and debt funds. Plan assets exclude insurance contracts with guaranteed interest rates classified as Level 3 available-for-sale financial assets of $27.3 million that do not meet the definition of a qualifying insurance policy, as they have not been pledged to the defined benefit and other post-retirement plans (see Note 16 “Fair Value Measurement” for more details).
The Company intends to only make any cash contributions to any defined benefit pension or post-retirement plans where required by the local regulatory or statutory requirements. For the year ended June 30, 2026, we made cash contributions of $13.0 million (year ended June 30, 2025 and 2024—$9.2 million and $4.2 million, respectively). For Fiscal 2027, we expect to make cash contributions of $9.1 million to our defined benefit plans.

The following table provides the details of the funded status of our defined benefit pension and other post-retirement plans:

	As of June 30, 2026	As of June 30, 2025
Plan assets	$242,447	$237,823
Projected benefit obligations	(348,690)	(374,690)
Funded status	$(106,243)	$(136,867)
The following table provides details of the net benefit obligations of our defined benefit pension and other post-retirement plans:

	As of June 30, 2026	As of June 30, 2025
Current portion of benefit obligation (1)	$5,770	$4,652
Non-current portion of benefit obligation	100,473	132,215
Total	$106,243	$136,867
______________________
(1) The current portion of the benefit obligation has been included within “Accrued salaries, incentives and commissions,” all within Accounts payable and accrued liabilities in the Consolidated Balance Sheets (see Note 10 “Accounts Payable and Accrued Liabilities” for more details).
The following tables provide the details of the change in the benefit obligation and plan assets for the periods indicated:

	As of June 30, 2026	As of June 30, 2025
Benefit obligation—beginning of fiscal year	$374,690	$349,427
Service cost	11,508	11,082
Interest cost	14,076	13,008
Benefits paid	(15,364)	(11,161)
Employee contributions	1,583	1,703
Plan settlement	(17,473)	(7,440)
Plan amendment	492	(2,948)
Curtailment (gain) loss	458	(927)
Actuarial (gain) loss	(15,605)	(1,273)
Other events	(467)	(762)
Foreign exchange (gain) loss	(5,208)	23,981
Benefit obligation—end of period	348,690	374,690
Less: Current portion	5,770	4,652
Non-current portion of benefit obligation	$342,920	$370,038

	As of June 30, 2026	As of June 30, 2025
Plan assets—beginning of fiscal year	$237,823	$217,324
Benefit payments from plan assets	(15,364)	(11,161)
Expected return on plan assets	13,282	11,790
Return on plan assets	11,131	(1,304)
Company contributions	12,973	9,217
Employee contributions	1,583	1,703
Plan settlement	(17,473)	(7,440)
Foreign exchange (gain) loss	(1,508)	17,694
Plan assets—end of period	$242,447	$237,823

The following table provides details of net pension expense for the periods indicated:

	Year Ended June 30,
Pension expense:	2026	2025	2024
Service cost	$11,508	$11,082	$11,073
Interest cost	14,076	13,008	12,345
Expected return of plan assets	(13,282)	(11,790)	(11,400)
Amortization of actuarial (gain) losses	489	1,306	643
Settlement cost	2,590	987	1,220
Net pension expense	$15,381	$14,593	$13,881
Service-related net periodic pension costs are recorded within operating expense and all other non-service-related net periodic pension costs are classified under Interest and other related expense, net on our Consolidated Statements of Income.
The following table provides details of amounts recognized in Other Comprehensive Income:

	Year Ended June 30,
	2026	2025	2024
Net actuarial gain (loss)	$24,810	$322	$1,598
Amortization of actuarial loss	489	1,306	643
Settlement cost and plan amendments	2,230	2,452	(193)
Curtailment	(67)	788	—
Total recognized in other comprehensive income	$27,462	$4,868	$2,048
The following table provides details of the plan assets measured at fair value presented by asset category and fair value hierarchy for the periods indicated:

	As of June 30, 2026				As of June 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$3,561	$—	$—	$3,561	$2,041	$—	$—	$2,041
Debt funds	83,456	19,452	—	102,908	91,908	8,251	—	100,159
Equity funds	104,961	467	—	105,428	94,844	6,559	—	101,403
Real estate funds	6,348	81	—	6,429	5,014	73	4,322	9,409
Other	17,900	4,697	1,524	24,121	18,092	4,574	2,145	24,811
Total	$216,226	$24,697	$1,524	$242,447	$211,899	$19,457	$6,467	$237,823
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
In determining the fair value of the defined benefit obligations as of June 30, 2026 and 2025, we used the following weighted-average key assumptions:

	Year Ended June 30,
	2026	2025
Assumptions:
Salary increases	3.4%	3.2%
Pension increases	2.0%	2.0%
Discount rate	4.3%	3.9%
Expected return on plan assets	5.9%	5.6%
Normal retirement age (in years)	64	64

Anticipated pension payments under the defined benefit plans for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2027	$20,379
2028	18,453
2029	18,643
2030	19,969
2031	21,061
2032 to 2036	115,997
Total	$214,502
Defined Contribution Plans
The Company has various defined contribution retirement plans around the world covering many of its employees. Under these plans, employees can contribute a portion of their salary to the plan and the Company makes minimum non-elective contributions, discretionary contributions, and matching contributions, depending on the terms of the specific plan. The majority of the plans are primarily located in Canada, the U.S., the United Kingdom and Germany. For the year ended June 30, 2026, we made contributions of $57.4 million relating to the defined contribution retirement plans (year ended June 30, 2025 and 2024—$50.5 million and $54.7 million, respectively).
NOTE 13—EQUITY AND SHARE-BASED COMPENSATION
Equity
Cash Dividends
For the year ended June 30, 2026, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $1.10 per Common Share in the aggregate amount of $268.4 million, which we paid during the same period (year ended June 30, 2025 and 2024—$1.05 and $1.00 per Common Share, respectively, in the aggregate amount of $271.5 million and $267.4 million, respectively).
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
During the year ended June 30, 2026, we repurchased 2,400,492 Common Shares on the open market at a cost of $56.2 million for potential settlement of awards under “Long-Term Incentive Plans” and “Restricted Share Units (Other)” or other plans as described below (year ended June 30, 2025 and 2024—4,619,276 and 1,400,000 Common Shares, respectively, at a cost of $133.1 million and $53.1 million, respectively).
During the year ended June 30, 2026, we delivered to eligible participants 2,297,271 Common Shares at a cost of $70.5 million that were purchased in the open market in connection with the settlement of awards and other plans (year ended June 30, 2025 and 2024—3,107,220 and 1,800,395 Common Shares, respectively, at a cost of $118.2 million and $81.4 million, respectively).
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%. During the year ended June 30, 2026, 1,279,333 Common Shares were eligible for issuance to employees enrolled in the ESPP (year ended June 30, 2025 and 2024—1,291,351 and 1,176,466 Common Shares, respectively). During the year ended June 30, 2026, cash in the amount of $29.3 million was received from employees relating to the ESPP (year ended June 30, 2025 and 2024—$31.6 million and $33.9 million, respectively).

Share Repurchase Plan
On August 6, 2025, the Company renewed its share repurchase plan, pursuant to which we were authorized to purchase for cancellation, over the 12-month period commencing on August 12, 2025 until August 11, 2026, up to an aggregate of $300 million of our Common Shares on the Toronto Stock Exchange (TSX) (as part of the Fiscal 2026 NCIB, as defined below), the NASDAQ and/or alternative trading systems in Canada and/or the U.S. (the Fiscal 2026 Repurchase Plan). On February 10, 2026, we increased the authorized limit of the Fiscal 2026 Repurchase Plan by $200 million to $500 million. The Fiscal 2026 Repurchase Plan included a normal course issuer bid (the Fiscal 2026 NCIB) to provide means to execute purchases over the TSX. Further, as part of the renewal of the Fiscal 2026 NCIB, the Company established an automatic share purchase plan (ASPP) with its broker to facilitate repurchases of Common Shares.
During the year ended June 30, 2026, we repurchased and cancelled 14,761,123 Common Shares for $415.7 million, inclusive of 2% Canadian excise taxes recorded (year ended June 30, 2025 and 2024— 14,524,664 and 5,073,913 Common Shares for $418.3 million and $152.3 million, respectively).
Additionally, as of June 30, 2026, we recorded an accrual and a corresponding charge to retained earnings of $10.6 million (year ended June 30, 2025 and 2024— $24.8 million and nil, respectively), representing the estimated value of Common Shares expected to be repurchased following the fiscal quarter ended June 30, 2026 pursuant to the ASPP.
Share-Based Compensation
Share-based compensation expense for the periods indicated below is detailed as follows:

	Year Ended June 30,
	2026	2025	2024
Performance Share Units (issued under LTIP)	$20,506	$21,121	$26,415
Restricted Share Units (issued under LTIP)	15,212	15,418	10,677
Restricted Share Units (other)	26,405	42,706	75,642
Stock Options (issued under Stock Option Plans)	9,525	15,694	18,167
Employee Stock Purchase Plan	5,278	5,979	6,016
Deferred Share Units (directors)	3,710	3,922	3,162
Total share-based compensation expense	$80,636	$104,840	$140,079
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented. We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
A summary of unrecognized compensation cost for unvested share-based compensation awards is as follows:

	As of June 30, 2026
	Unrecognized Compensation Cost	Weighted Average Recognition Period (years)
Performance Share Units (issued under LTIP)	$38,230	1.87
Restricted Share Units (issued under LTIP)	10,957	1.36
Restricted Share Units (other)	30,481	1.54
Stock Options (issued under Stock Option Plans)	27,048	2.42
Total unrecognized share-based compensation cost	$106,716
Long-Term Incentive Plans
We incentivize certain eligible employees, in part, with long-term compensation pursuant to our LTIP. The LTIP is a rolling three-year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or Restricted Share Units (RSUs). Target PSUs become vested upon the achievement of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. The Performance Conditions for vesting of the outstanding PSUs are based on market conditions or performance-based revenue conditions. RSUs are employee service-based awards and vest subject to an eligible employee’s continued employment throughout the applicable vesting period. For the year ended June 30, 2026, we settled LTIP awards that vested by delivering to eligible participants 825,551 Common Shares that were purchased in the open market at a cost of $27.5 million.
PSUs and RSUs granted under the LTIP have been measured at fair value as of the effective date, consistent with ASC Topic 718, and will be charged to share-based compensation expense over the remaining life of the plan. We estimate the fair value of PSUs with market-based conditions using the Monte Carlo pricing model and RSUs have been valued based upon their grant-date fair value. The fair value of PSUs with performance-based conditions have been valued based upon their grant-date fair value. Beginning in Fiscal 2023, certain PSU and RSU grants were eligible to receive dividend equivalent units that vest under the same conditions as the underlying grants.
Performance Share Units (Issued Under LTIP)
PSUs (issued under LTIP) vest after three years from the respective date of grants and upon the achievement of Performance Conditions determined at the time of the grant.
A summary of activity under our PSUs issued under the LTIP for the year ended June 30, 2026 is as follows:

	Units	Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2025	1,972,941	$49.87	1.52	$51,956
Granted (1)	1,041,815	48.51
Vested (1)	(325,768)	51.19
Forfeited or expired	(918,337)	47.60
Outstanding at June 30, 2026	1,770,651	$50.01	1.68	$39,220
______________________
(1)PSUs are earned based on market or performance conditions and the actual number of PSUs earned, if any, may range from 0 to 200 percent.
For the periods indicated, the weighted-average fair value of market-based PSUs issued under LTIP, and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Year Ended June 30,
	2026	2025	2024
Weighted–average fair value of PSUs granted	$50.18	$47.96 - $47.96	$21.17 - $59.48
Weighted-average assumptions used:
Expected volatility	32.40%	30.26%	28.00%
Risk–free interest rate	3.66%	3.67%	4.38% - 4.95%
Expected dividend yield	—%	—%	—%
Expected life (in years)	3.09	3.11	3.00
Forfeiture rate (based on historical rates)	7%	7%	7%
Weighted–average fair value of PSUs vested	$53.05	$75.14	$—
Aggregate intrinsic value of PSUs vested ($ in ‘000’s)	$11,253	$8,020	$—

The Company did not grant any performance-based PSUs for the years ended June 30, 2026 and 2025. The weighted average fair value of the performance-based PSUs granted was $40.14 for the year ended June 30, 2024.
Restricted Share Units (Issued Under LTIP)
Beginning in Fiscal 2025, grants of RSUs (issued under LTIP) vest on a straight-line basis over three years from the respective date of grants. Grants of RSUs (issued under LTIP) prior to Fiscal 2025 vest after three years from the respective date of grants.
A summary of activity under our RSUs issued under the LTIP for the year ended June 30, 2026 is as follows:

	Units	Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2025	1,272,015	$33.11	1.70	$37,143
Granted	839,657	29.44
Vested	(499,783)	34.42
Forfeited or expired	(358,174)	30.35
Outstanding at June 30, 2026	1,253,715	$30.92	1.74	$27,770
For the periods indicated, the weighted-average fair value and aggregate intrinsic value of RSUs (issued under LTIP) were as follows:

	Year Ended June 30,
	2026	2025	2024
Weighted–average fair value of RSUs granted	$29.44	$28.43	$35.07
Weighted–average fair value of RSUs vested	$34.42	$49.92	$43.40
Aggregate intrinsic value of RSUs vested ($ in ‘000’s)	$16,259	$5,111	$9,093
Restricted Share Units (Other)
In addition to the grants made in connection with the LTIP discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. RSUs (other) vest over a specified contract date, typically two or four years from the respective date of grants.
A summary of activity under our RSUs (other) issued for the year ended June 30, 2026 is as follows:

	Units	Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2025	2,639,883	$33.11	2.00	$77,084
Granted	945,505	34.05
Vested	(1,237,728)	33.82
Forfeited or expired	(224,745)	34.18
Outstanding at June 30, 2026	2,122,915	$33.00	1.94	$47,023
For the periods indicated, the weighted-average fair value and intrinsic value of RSUs (other) were as follows:

	Year Ended June 30,
	2026	2025	2024
Weighted–average fair value of RSUs (other) granted	$34.05	$27.37	$38.04
Weighted–average fair value of RSUs (other) vested	$33.82	$35.63	$40.94
Aggregate intrinsic value of RSUs (other) vested ($ in ‘000’s)	$42,146	$69,891	$62,821
During the year ended June 30, 2026, we delivered to eligible participants 1,237,728 Common Shares that were purchased in the open market in connection with the settlement of vested RSUs, at a cost of $36.8 million

(year ended June 30, 2025 and 2024—2,459,944 and 1,576,565 Common Shares, respectively, with a cost of $87.6 million and $70.7 million).
Stock Option Plans
A summary of stock options outstanding under our 2004 Stock Option Plan is set forth below.

2004 Stock Option Plan
Date of inception	Oct-04
Eligibility	Eligible employees, as determined by the Board of Directors
Options granted to date	52,636,819
Options exercised to date	(23,958,258)
Options cancelled to date	(21,115,051)
Options outstanding	7,563,510
Options available for issuance	8,641,512
Termination grace periods	Immediately “for cause”; 90 days for any other reason; 180 days due to death
Vesting schedule	25% per year, unless otherwise specified
Exercise price range	$24.72 - $52.62
Expiration dates	July 3, 2026 - May 11, 2033
Our stock options vest over four years and expire after seven years from the date of the grant. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
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
A summary of activity under our stock option plans for the year ended June 30, 2026 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2025	12,306,554	$36.73	3.93	$5,942
Granted	2,001,322	28.71
Exercised	(882,080)	30.96
Forfeited or expired	(5,862,286)	38.08
Outstanding at June 30, 2026	7,563,510	$34.23	4.25	$—
Exercisable at June 30, 2026	3,688,466	$38.81	2.85	$—

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Year Ended June 30,
	2026	2025	2024
Weighted–average fair value of options granted	$6.36	$5.80	$9.00
Weighted-average assumptions used:
Expected volatility	32.06%	28.96%	30.46%
Risk–free interest rate	3.80%	3.81%	4.44%
Expected dividend yield	3.88%	3.60%	2.73%
Expected life (in years)	4.32	4.32	4.26
Forfeiture rate (based on historical rates)	7%	7%	7%
Average exercise share price	$30.96	$26.81	$36.55
The aggregate intrinsic value of options exercised during the year ended June 30, 2026 was $5.4 million (year ended June 30, 2025 and 2024—$0.4 million and $7.0 million, respectively). For the year ended June 30, 2026, cash in the amount of $27.3 million was received as the result of the exercise of options granted under share-based compensation arrangements (year ended June 30, 2025 and 2024—$3.7 million and $31.4 million, respectively). The tax benefit realized by us during the year ended June 30, 2026 from the exercise of options eligible for a tax deduction was $1.4 million (year ended June 30, 2025 and 2024—$0.1 million and $1.5 million, respectively).
Deferred Share Units (DSUs)
The DSUs are granted to certain non-employee directors. DSUs are issued under our Deferred Share Unit Plan. DSUs granted as compensation for director fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. DSUs granted have been measured at fair value as of the effective date, consistent with ASC Topic 718. DSU grants are eligible to receive dividend equivalent units that vest under the same conditions as the underlying grants. No DSUs are payable by us until the director ceases to be a member of the Board.
During the year ended June 30, 2026, we settled 233,992 DSUs at a cost of $6.2 million (year ended June 30, 2025 and 2024—296,831 and 0 Common Shares, respectively, with a cost of $7.6 million and nil, respectively).
A summary of activity under our DSUs issued for the year ended June 30, 2026 is as follows:

	Units	Weighted-Average Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000’s)
Outstanding at June 30, 2025 (1)	903,970	$31.04	0.34	$26,415
Granted (2)	120,990	30.84
Settled	(233,992)	28.37
Outstanding at June 30, 2026 (2)	790,968	$31.80	0.44	$17,070
______________________
(1)    Includes 62,177 unvested DSUs.
(2)    Includes 66,419 unvested DSUs.
For the periods indicated, the weighted-average fair value and intrinsic value of DSUs were as follows:

	Year Ended June 30,
	2026	2025	2024
Weighted–average fair value of deferred share units granted	$30.84	$31.03	$38.43
Weighted–average fair value of deferred share units vested	$30.24	$34.21	$36.81
Aggregate intrinsic value of deferred share units vested ($ in ‘000’s)	$3,838	$3,194	$1,461

NOTE 14—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2026 - June 30, 2027	July 1, 2027 - June 30, 2029	July 1, 2029 - June 30, 2031	July 1, 2031 and beyond
Long-term debt obligations (1)	$6,709,816	$319,534	$2,395,057	$3,331,819	$663,406
Obligations for future leases (2)(3)	39,969	2,269	9,175	10,702	17,823
Purchase obligations for contracts not accounted for as lease obligations (3)	257,756	124,372	73,384	40,000	20,000
Total	$7,007,541	$446,175	$2,477,616	$3,382,521	$701,229
______________________
(1)Includes interest up to maturity and principal payments. See Note 11 “Long-Term Debt” for more details.
(2)Represents the undiscounted future minimum lease payments relating to operating leases signed but not yet commenced as of June 30, 2026.
(3)For more details on contractual obligations relating to leases and purchase obligations accounted for under ASC Topic 842, see Note 6 “Leases.”
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of

June 30, 2026, in connection with the CRA’s reassessments for Fiscal 2012 through Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $87.4 million. As of June 30, 2026, we have provisionally paid approximately $32.0 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within Long-term income taxes recoverable on the Consolidated Balance Sheets as of June 30, 2026.
The notices of reassessment for Fiscal 2012 through Fiscal 2016 would, as drafted, increase our taxable income by approximately $90 million to $100 million for each of those years, as well as impose a 10% penalty on the proposed adjustment to income. Audits by the CRA of our tax returns for fiscal years prior to Fiscal 2012 have been completed with no reassessment of our income tax liability.
We strongly disagree with the CRA's positions and believe the reassessments of Fiscal 2012 through Fiscal 2016 (including any penalties) are without merit, and we are continuing to contest these reassessments. On June 30, 2022, we filed a notice of appeal with the Tax Court of Canada seeking to reverse all such reassessments (including penalties) in full and the customary court process is ongoing.
Even if we are unsuccessful in challenging the CRA's reassessments to increase our taxable income for Fiscal 2012 through Fiscal 2016, we have elective deductions available for those years (including carry-backs from later years) that would offset such increased amounts so that no additional cash tax would be payable, exclusive of any assessed penalties and interest, as described above.
The CRA has audited Fiscal 2017 through Fiscal 2021 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2021 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2021 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017 through Fiscal 2021 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. We have filed notices of objection to the reassessments for each of these years. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2021 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to utilization of available tax attributes; however, for Fiscal 2020 and 2021, we have provisionally paid approximately $40.3 million in order to fully preserve our rights to object to the CRA’s audit positions and intend to make an additional payment of $19.3 million on account of Fiscal 2021 by December 31, 2026. To the extent the CRA reassesses subsequent fiscal years on a similar basis, we may make certain minimum payments required under Canadian legislation.
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
Other Matters
Also see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for Fiscal 2026, as well as Note 15 “Income Taxes” related to certain historical matters arising prior to the Micro Focus Acquisition.
NOTE 15—INCOME TAXES
The Company’s effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.

The Company adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on a prospective basis beginning with the year ended June 30, 2026. A reconciliation of Canadian federal income tax rate with our effective income tax rate is as follows:

	Year Ended June 30, 2026
	Amount	%
Expected income tax expense at Canadian Federal statutory income tax rate (1)
Canadian Federal tax	$128,832	15.0%
Canadian Provincial tax (2)	33,530	3.9%
Foreign tax effects
United States
Effect of foreign tax rate differences	7,794	0.9%
Net controlled foreign corporation tested income (NCTI)	14,913	1.7%
Foreign-derived deduction-eligible income (FDDEI)	(8,670)	(1.0)%
Effect of foreign tax credits	(27,687)	(3.2)%
Includable foreign income	16,004	1.9%
Impact of reorganizations	12,790	1.5%
Other items	11,552	1.3%
United Kingdom
Effect of foreign tax rate differences	6,356	0.7%
Includable foreign deductions	(19,534)	(2.3)%
Difference in tax filing positions from provision	6,450	0.8%
Impact of reorganizations	9,170	1.1%
Change in valuation allowance	6,769	0.8%
Other items	271	—%
Other foreign jurisdictions	56,630	6.6%
Effect of changes in unrecognized tax benefits	(16,126)	(1.9)%
Other items	(23,430)	(2.7)%
Provision for income taxes	$215,614	25.1%
______________________
(1)This represents the Canadian federal statutory income tax rate, which is 15% after a 13% general tax reduction and 10% federal abatement are applied to the 38% basic rate.
(2)Provincial taxes are primarily Ontario.

A reconciliation of the combined Canadian federal and provincial income tax rate with our effective income tax rate for the years ended June 30, 2025 and 2024 were as follows:

	Year Ended June 30,
	2025	2024
Expected statutory rate	26.50%	26.50%
Expected provision for income taxes	$127,749	$193,263
Effect of foreign tax rate differences	(9,275)	(18,338)
Change in valuation allowance	(4,040)	71,328
Effect of permanent differences	24,908	11,864
Effect of changes in unrecognized tax benefits	(32,387)	(4,570)
Effect of withholding taxes	7,479	18,680
Effect of tax credits	(55,656)	(84,244)
Effect of accrual for undistributed earnings	4,072	(12,421)
Effect of U.S. BEAT	—	17,927
Difference in tax filing positions from provision	(37,053)	(2,661)
Impact of internal reorganizations	5,037	59,761
Other items	15,171	13,423
Provision for income taxes	$46,005	$264,012
The Company adopted ASU 2023-09 on a prospective basis for the year ended June 30, 2026 and has included the following table as a result of adoption, which presents income taxes paid (net of refunds received) disaggregated by individual jurisdiction in which income taxes paid (net of refunds received) was greater than or equal to 5% of total income taxes paid (net of refunds received). For the years ended June 30, 2025 and 2024, see Note 22 “Supplemental Cash Flow Disclosures” for cash paid for income taxes.

Year Ended June 30,
2026
Federal	$35,485
Provincial	17,996
Foreign
United States	134,297
United Kingdom	15,519
Germany	22,363
India	16,251
Other foreign jurisdictions	58,151
Total cash paid for income taxes, net	$300,062
The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended June 30,
	2026	2025	2024
Domestic income (loss)	$361,295	$248,942	$359,865
Foreign income (loss)	497,582	233,129	369,431
Income before income taxes	$858,877	$482,071	$729,296

The Company adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on a prospective basis beginning with the year ended June 30, 2026. The provision for (recovery of) income taxes consisted of the following:

Year Ended June 30,
2026
Current income taxes (recoveries):
Federal	$30,508
Provincial	6,089
Foreign	205,219
Total current income taxes (recoveries)	241,816
Deferred income taxes (recoveries):
Federal	2,229
Provincial	27,441
Foreign	(55,872)
Total deferred income taxes (recoveries)	(26,202)
Provision for income taxes	$215,614
The provision for (recovery of) income taxes for the years ended June 2025 and June 2024 consisted of the following:

	Year Ended June 30,
	2025	2024
Current income taxes (recoveries):
Domestic	$13,769	$76,571
Foreign	170,852	329,712
Total current income taxes (recoveries)	184,621	406,283
Deferred income taxes (recoveries):
Domestic	44,974	17,205
Foreign	(183,590)	(159,476)
Total deferred income taxes (recoveries)	(138,616)	(142,271)
Provision for income taxes	$46,005	$264,012

The primary components of the deferred tax assets and liabilities are as follows, for the periods indicated below:

	As of June 30,
	2026	2025
Deferred tax assets
Non-capital loss carryforwards	$644,940	$676,446
Capital loss carryforwards	2,756	5,833
Interest expense carryforwards	141,873	230,658
Capitalized scientific research and development expenses	493,177	451,163
Restructuring costs and other reserves	16,741	18,678
Capitalized inventory and intangible expenses	151,081	123,010
Tax credits	159,914	179,343
Lease liabilities	26,568	36,975
Deferred revenue	54,224	22,759
Share-based compensation	31,717	40,464
Derivatives	57,099	73,074
Other	66,832	62,799
Total deferred tax asset	1,846,922	1,921,202
Valuation allowance	(620,736)	(651,779)
Deferred tax liabilities
Depreciation and amortization	(190,713)	(247,606)
Right of use assets	(13,329)	(22,754)
Other	(84,755)	(60,002)
Deferred tax liabilities	(288,797)	(330,362)
Net deferred tax asset	$937,389	$939,061
Comprised of:
Long-term assets	1,077,003	1,080,575
Long-term liabilities	(139,614)	(141,514)
Net deferred tax asset	$937,389	$939,061
As of June 30, 2026, we have $332.8 million of domestic non-capital loss carryforwards. In addition, we have $2.6 billion of foreign non-capital loss carryforwards, which includes $406.6 million of U.S. state loss carryforwards. $270.0 million of the foreign non-capital loss carryforwards have no expiry date, which includes $62.7 million of U.S. state loss carryforwards. The remainder of the domestic and foreign losses expire between 2027 and 2044. In addition, investment tax credits of $84.6 million will expire between 2029 and 2046.
We believe that sufficient uncertainty exists regarding the realization of certain deferred tax assets that a valuation allowance is required. We continue to evaluate our taxable position quarterly and consider factors by taxing jurisdiction, including but not limited to factors such as estimated taxable income, any historical experience of losses for tax purposes and the future growth of OpenText. As of June 30, 2026 and 2025, the Company had a valuation allowance on its domestic and foreign deferred tax assets of $620.7 million and $651.8 million, respectively. The balance as of June 30, 2026 consisted of $2.9 million and $617.8 million against the Company’s domestic and foreign deferred tax assets, respectively, which, the Company believes, are more likely than not to be utilized in future years. The valuation allowance decreased in Fiscal 2026 by $31.0 million primarily related to utilization of interest carryovers and expiration of net operating loss carryovers.

The aggregate changes in the balance of our gross unrecognized tax benefits (including interest and penalties) were as follows:

Unrecognized tax benefits as of June 30, 2024	$180,365
Increases on account of current year positions	—
Increases on account of prior year positions	8,024
Decreases on account of prior year positions	(2,612)
Decreases due to settlements with tax authorities	(9,569)
Decreases due to lapses of statutes of limitations	(36,417)
Unrecognized tax benefits as of June 30, 2025	139,791
Increases on account of current year positions	2,607
Increases on account of prior year positions	5,609
Decreases on account of prior year positions	(3,609)
Decreases due to settlements with tax authorities	(3,502)
Decreases due to lapses of statutes of limitations	(19,560)
Unrecognized tax benefits as of June 30, 2026	$121,336
Included in the above tabular reconciliation are unrecognized tax benefits of $54.7 million as of June 30, 2026 (June 30, 2025—$56.0 million) relating to tax attributes in which the unrecognized tax benefit has been recorded as a reduction to the deferred tax asset. The net unrecognized tax benefit excluding these deferred tax assets is $66.7 million as of June 30, 2026 (June 30, 2025—$83.8 million).
We recognize interest expense and penalties related to income tax matters in income tax expense. For the years ended June 30, 2026, 2025 and 2024, respectively, we recognized the following amounts as income tax-related interest expense and penalties:

	Year Ended June 30,
	2026	2025	2024
Interest expense (income)	$(4,105)	$(5,290)	$7,778
Penalties expense	(704)	(2,175)	964
Total	$(4,809)	$(7,465)	$8,742
The following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of June 30, 2026	As of June 30, 2025
Interest expense accrued (1)	$10,581	$14,686
Penalties accrued (1)	$1,471	$2,121
______________________
(1)These balances are primarily included within Long-term income taxes payable within the Consolidated Balance Sheets.
We are subject to income tax audits in all major taxing jurisdictions in which we operate. Our four most significant tax jurisdictions are Canada, the United States, the United Kingdom and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. We currently have income tax audits open in Canada, the United States, the United Kingdom, Germany and other immaterial jurisdictions. The earliest fiscal years open for examination for our major jurisdictions are 2012 for Canada, 2022 for the United States, 2017 for the United Kingdom and 2017 for Germany. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the Canada audits are included in Note 14 “Guarantees and Contingencies.”
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
On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted, introducing amendments to U.S. tax laws with various effective dates. Key income tax-related provisions of the OBBBA include provisions related to bonus depreciation, research and development expenditures, interest expense deductibility, and revisions to international tax regimes. The enacted legislation had an immaterial impact on the Company’s effective tax rate for the year ended June 30, 2026.
As of June 30, 2026, we have recognized a deferred income tax liability of $43.2 million (June 30, 2025—$20 million) on taxable temporary differences related to the undistributed earnings of certain non-U.S. subsidiaries and planned periodic repatriations from certain German and Indian subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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
The following table summarizes the fair value of the Company’s financial instruments as of June 30, 2026 and 2025:

		Fair Value
	Fair Value Hierarchy	June 30, 2026	June 30, 2025
Assets:
Available-for-sale financial assets (Note 9)	Level 2	$17,816	$17,721
Available-for-sale financial assets (Note 9)	Level 3	27,326	27,353
Derivative asset (Note 17)	Level 2	204	2,984

Liabilities:
Derivative liability (Note 17)	Level 2	$(219,065)	$(275,810)
Senior Notes (Note 11) (1)	Level 2	(4,079,262)	(4,158,921)
______________________
(1)Senior Notes are presented within the Consolidated Balance Sheets at amortized cost. See Note 11 “Long-Term Debt” for further details.
Changes in Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in the fair value of our Level 3 available-for-sale financial assets between June 30, 2025 and June 30, 2026.

Available-for-sale financial assets
Balance as of June 30, 2025	$27,353
Loss recognized in income	(27)
Balance as of June 30, 2026	$27,326
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the years ended June 30, 2026 and 2025, respectively, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the years ended

June 30, 2026 and 2025, respectively, no indications of impairments were identified and therefore no fair value measurements were required.
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
We have designated these transactions as cash flow hedges of forecasted transactions under Topic 815. As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within Other comprehensive income (loss), net within the Consolidated Statements of Comprehensive Income. As of June 30, 2026, the fair value of the contracts is recorded within Accounts payable and accrued liabilities within the Consolidated Balance Sheets and represents the net loss before tax effect that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months.
As of June 30, 2026, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $94.6 million (June 30, 2025—$93.5 million).

Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The fair values of outstanding derivative instruments are as follows:

		As of June 30, 2026		As of June 30, 2025
Instrument	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedges:
Cash flow hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$—	$(2,836)	$2,068	$—
Net investment hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	—	(129,092)	124	(161,304)
Total derivatives designated as hedges:		—	(131,928)	2,192	(161,304)

Derivatives not designated as hedges:
Cross currency swap contracts	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	204	(87,137)	792	(114,506)
Total derivatives not designated as hedges:		204	(87,137)	792	(114,506)
Total derivatives		$204	$(219,065)	$2,984	$(275,810)
The effects of gains (losses) from derivative instruments on our Consolidated Statements of Income are as follows:

		Year Ended June 30,
Instrument	Income Statement Location	2026	2025	2024
Derivatives designated as hedges:
Cash flow hedge	Operating expenses	$(136)	$(3,443)	$(1,312)
Net investment hedge	Interest and other related expense, net	375	3,300	3,707

Derivatives not designated as hedges:
Cross currency swap contracts	Other income (expense), net	27,369	(54,666)	3,116
Cross currency swap contracts	Interest and other related expense, net	458	2,842	3,441
Total		$28,066	$(51,967)	$8,952
The effects of the cash flow and net investment hedges on our Consolidated Statements of Comprehensive Income are as follows:

	Consolidated Statements of Income and Consolidated Statements of Comprehensive Income Location	Year Ended June 30,
		2026	2025	2024
Gain (loss) recognized in OCI (loss) on cash flow hedge (effective portion)	Unrealized gain (loss) on cash flow hedge	$(5,040)	$(548)	$(3,670)
Gain (loss) recognized in OCI (loss) on net investment hedge (effective portion)	Net foreign currency translation adjustment	32,914	(73,060)	(331)
Gain (loss) reclassified from AOCI into income (effective portion) - cash flow hedge	Operating expenses	(136)	(3,443)	(1,312)
Gain (loss) reclassified from AOCI into income (excluded from effectiveness testing) - net investment hedge	Interest and other related expense, net	2,244	2,244	2,244

NOTE 18—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-and divestiture-related costs and other similar charges.

	Year Ended June 30,
	2026	2025	2024
Business Optimization Plan	$96,010	$127,924	$—
Micro Focus Acquisition Restructuring Plan	(122)	1,549	74,267
Other historical restructuring plans	(473)	(790)	(253)
Divestiture-related costs	21,809	4,780	46,640
Acquisition-related costs	867	2,311	2,036
Other charges (recoveries)	14,929	10,116	12,615
Total	$133,020	$145,890	$135,305
Business Optimization Plan
During the first quarter of Fiscal 2025, we made a strategic decision to align the Company’s workforce to support its growth and innovation plans (the Business Optimization Plan). The Business Optimization Plan charges relate to facility costs and workforce reductions. During the fourth quarter of Fiscal 2025, the Board approved an expansion of the Business Optimization Plan to complete strategic initiatives, integration and simplification following the Micro Focus Acquisition, the AMC Divestiture and other growth and innovation plans including the deployment of AI and automation. This expansion includes costs associated with workforce reduction due to automation, centralization and simplification, and corresponding facility costs related to a reduction of our real estate footprint globally. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
As of June 30, 2026, we expect total costs to be incurred in connection with the Business Optimization Plan to be approximately $260.0 million, of which $223.9 million has been recorded to date. For the year ended June 30, 2026, $96.0 million, was recorded within Special charges (recoveries) within the Consolidated Statements of Income. The entire Business Optimization Plan is expected to be substantially completed by the second quarter of Fiscal 2027.

A reconciliation of the beginning and ending restructuring liability for the Business Optimization Plan, which is included within Accounts payable and accrued liabilities in our Consolidated Balance Sheets, for the year ended June 30, 2026 is shown below.

Business Optimization Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2025	$48,283	$2,846	$51,129
Accruals and adjustments	75,868	9,639	85,507
Cash payments	(78,770)	(1,725)	(80,495)
Foreign exchange and other non-cash adjustments	(750)	(4,123)	(4,873)
Balance payable as of June 30, 2026	$44,631	$6,637	$51,268
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
Since the inception of the Micro Focus Acquisition Restructuring Plan, $148.0 million has been recorded within Special charges (recoveries) within the Consolidated Statements of Income to date. We do not expect to incur any further significant charges relating to the Micro Focus Acquisition Restructuring Plan.
A reconciliation of the beginning and ending restructuring liability for the Micro Focus Acquisition Restructuring Plan, which is included within Accounts payable and accrued liabilities in our Accounts payable and accrued liabilities, for the year ended June 30, 2026 is shown below.

Micro Focus Acquisition Restructuring Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2025	$1,170	$7,425	$8,595
Accruals and adjustments	523	80	603
Cash payments	(1,624)	(3,719)	(5,343)
Foreign exchange and other non-cash adjustments	525	574	1,099
Balance payable as of June 30, 2026	$594	$4,360	$4,954
Divestiture-related costs
Divestiture-related costs, recorded within Special charges (recoveries), include the direct costs of potential and completed divestitures. For the year ended June 30, 2026, divestiture-related costs were $21.8 million (year ended June 30, 2025 and 2024—$4.8 million and $46.6 million, respectively).
Acquisition-related costs
Acquisition-related costs, recorded within Special charges (recoveries), include direct costs of potential and completed acquisitions. Acquisition-related costs for the year ended June 30, 2026 were $0.9 million (year ended June 30, 2025 and 2024—$2.3 million and $2.0 million, respectively).
Other charges (recoveries)
For the year ended June 30, 2026, Other charges (recoveries) includes $14.9 million of expenses related to severance and other miscellaneous charges.
For the year ended June 30, 2025, Other charges (recoveries) includes $10.3 million of other miscellaneous charges, primarily associated with the Micro Focus Acquisition.

For the year ended June 30, 2024, Other charges (recoveries) includes $5.5 million of compensation related charges and $5.8 million of other miscellaneous charges, both associated with the Micro Focus Acquisition and $1.3 million related to pre-acquisition equity incentives of Zix Corporation, which upon acquisition were replaced by equivalent value cash settlements.
NOTE 19—ACQUISITIONS AND DIVESTITURES
Fiscal 2026 Acquisitions and Divestitures
The Company did not complete any material acquisitions during the year ended June 30, 2026.
Divestiture of Vertica Business
On May 11, 2026, the Company completed the sale of its Vertica business to Rocket Software, for $150.0 million in cash before taxes, fees and other adjustments. The results of the Vertica business were recorded and presented within our Consolidated Financial Statements during Fiscal 2026 from July 1, 2025 through May 11, 2026. In connection with the sale, a gain of $11.6 million was recorded in Other income (expense), net within our Consolidated Financial Statements for the year ended June 30, 2026.
The Company has determined that the Vertica business does not constitute a component, as its operations and cash flows cannot be clearly distinguished from the rest of the Company’s operations and cash flows due to significant shared costs, therefore, the transaction does not meet the discontinued operations criteria, and the results of operations from the Vertica business are presented within Income from operations in our Consolidated Statements of Income.
The Company used the proceeds from the transaction to prepay $150.0 million of the outstanding principal balance of the Acquisition Term Loan. See Note 11 “Long-Term Debt” for more information. The Company has also agreed to provide certain transition services to Rocket Software following completion of the divestiture for up to 12 months, which are included in financing activities on the Consolidated Statements of Cash Flows. These transition service costs are reimbursable by Rocket Software. For the year ended June 30, 2026, we billed Rocket Software $1.1 million under a transition services agreement (TSA).

The following table presents the carrying amounts of major classes of assets and liabilities disposed of in the Vertica divestiture on May 11, 2026:

Assets
Accounts receivable trade, net of allowance for credit losses	$14,527
Contract assets	5,771
Prepaid expenses and other current assets	278
Property and equipment	1,209
Operating lease right of use assets	13
Long-term contract assets	3,756
Goodwill	102,323
Acquired intangible assets	38,338
Other assets	823
Total Assets held for sale	$167,038

Liabilities
Accounts payable and accrued liabilities	$527
Deferred revenues	19,388
Pension liability, net	384
Long-term operating lease liabilities	3
Long-term deferred revenues	4,538
Deferred tax liabilities	4,781
Total Liabilities held for sale	$29,621
Divestiture of eDOCS Business
On January 12, 2026, the Company completed the sale of its eDOCS business to NetDocuments Software, Inc. (NetDocuments), for $163.0 million in cash before taxes, fees and other adjustments. The results of the eDOCS business were recorded and presented within our Consolidated Financial Statements during Fiscal 2026 from July 1, 2025 through January 11, 2026. In connection with the sale, a gain of $64.5 million including working capital adjustments was recorded in Other income (expense), net within our Consolidated Statements of Income for the year ended June 30, 2026.
The Company determined that the eDOCS business does not constitute a component, as its operations and cash flows cannot be clearly distinguished from the rest of the Company’s operations and cash flows due to significant shared costs; therefore, the transaction does not meet the discontinued operations criteria, and the results of operations from the eDOCS business are presented within Income from operations in our Consolidated Statements of Income.
The Company used the proceeds from the transaction to prepay $163.0 million of the outstanding principal balance of the Acquisition Term Loan. See Note 11 “Long-Term Debt” for more information. The Company has also agreed to provide certain transition services to NetDocuments following completion of the divestiture for up to 12 months, which are included in financing activities on the Consolidated Statements of Cash Flows. These transition service costs are reimbursable by NetDocuments. For the year ended June 30, 2026, we billed NetDocuments $1.6 million under a transition services agreement (TSA).

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
Fiscal 2025 Acquisitions and Divestitures
The Company did not complete any material acquisitions or divestitures during the year ended June 30, 2025.
Fiscal 2024 Acquisitions and Divestitures
Fiscal 2024 Acquisitions
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
On August 23, 2023, we acquired all of the equity interest in KineMatik Ltd. (KineMatik), a provider of automated business process and project management solutions built on OpenText’s Content Server. In accordance with ASC Topic 805, “Business Combinations”, this acquisition was accounted for as a business combination. The results of operations of KineMatik have been consolidated with those of OpenText beginning August 24, 2023. The results are not considered to be material to our business.
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
The Company’s CODM is its Chief Executive Officer. Our operations are analyzed by the CODM as being part of a single industry segment: the design, development, marketing and sale of data management software and solutions. The CODM uses Net income on a consolidated basis as the primary measure of profitability, as it is most consistent with the measurement principles used in the Consolidated Statements of Income. In addition, the CODM utilizes Adjusted EBITDA (as defined below), a non-GAAP measure, as an additional measure of profitability. The Company believes that Adjusted EBITDA (as defined below) is a useful measure for evaluating overall operating performance because it reflects the underlying profitability of the business by excluding the effect of non-cash or non-operational expenses and facilitates comparability across periods and aligns with the metrics used in internal planning processes.
These measures are used to evaluate and measure financial performance and to make key decisions, by comparing results versus historical financial information. The CODM uses these measures while deciding how to allocate resources as a benchmark to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.
The CODM uses Adjusted EBITDA by comparing results versus forecasted information, in addition to historical financial information. Adjusted EBITDA is defined and calculated as GAAP-based net income, attributable to OpenText, excluding interest income (expense), provision for (recovery of) income taxes, depreciation and amortization of acquired intangible assets, other income (expense), share-based compensation and special charges (recoveries).

The following tables present segment revenues, significant segment costs and expenses and Adjusted EBITDA and reconciliations from Adjusted EBITDA to Net income, as well as from Adjusted EBITDA to Income before income taxes for the periods presented:

	Year Ended June 30,
	2026	2025	2024
Segment revenues
Cloud services and subscriptions	$1,958,554	$1,856,474	$1,820,524
Customer support	2,287,449	2,334,037	2,713,297
License	678,465	625,614	834,162
Professional service and other	321,933	352,280	401,594
Total revenues	5,246,401	5,168,405	5,769,577
Significant segment costs and expenses
Adjusted Cost of revenues (1)	1,191,093	1,228,076	1,311,114
Adjusted Research and development (2)	632,589	729,937	823,851
Adjusted Sales (2)	902,646	817,031	899,160
Adjusted Marketing (2)	201,430	203,640	217,402
Adjusted General and administrative (2)	415,240	405,058	547,656
Less:
Net income attributable to non-controlling interests	241	198	194
Adjusted EBITDA	$1,903,162	$1,784,465	$1,970,200
Add:
Net income attributable to non-controlling interests	241	198	194
Less:
Depreciation	143,938	130,573	131,599
Provision for income taxes	215,614	46,005	264,012
Other segment items (3)	900,588	1,172,019	1,109,499
Net income	$643,263	$436,066	$465,284
______________________
(1)Adjusted cost of revenues excludes Amortization of acquired technology-based intangible assets and share-based compensation expense.
(2)Adjusted operating expenses exclude share-based compensation expense.
(3)Other segment items include Interest and other related expense, net, Amortization of acquired technology-based intangible assets, Amortization of acquired customer-based intangible assets, share-based compensation expense, Special charges (recoveries), and Other income (expense), net.

	Year Ended June 30,
	2026	2025	2024
Adjusted EBITDA	$1,903,162	$1,784,465	$1,970,200
Add:
Net income attributable to non-controlling interests	241	198	194
Less:
Depreciation	143,938	130,573	131,599
Interest and other related expense, net	309,595	327,831	516,180
Amortization of acquired technology-based intangible assets	174,609	188,780	243,922
Amortization of acquired customer-based intangible assets	288,603	321,891	432,404
Share-based compensation	80,636	104,840	140,079
Special charges (recoveries)	133,020	145,890	135,305
Other (income) expense, net	(85,875)	82,787	(358,391)
Income before income taxes	$858,877	$482,071	$729,296

The following table sets forth the distribution of revenues, by significant geographic area, for the periods indicated:

	Year Ended June 30,
	2026	2025	2024
Revenues (1):
United States	$2,617,334	$2,646,797	$3,030,457
Canada	207,276	221,627	238,737
Other	71,433	70,285	72,687
Total Americas	2,896,043	2,938,709	3,341,881
EMEA (2)	1,881,126	1,751,543	1,878,470
Asia Pacific	469,232	478,153	549,226
Total	$5,246,401	$5,168,405	$5,769,577
______________________
(1)Total revenues by geographic area are determined based on the location of our direct customer. During the years ended June 30, 2026, 2025 and 2024, no single country other than the United States accounted for more than 10% of total revenues.
(2)EMEA consists of countries in Europe, the Middle East and Africa.
The following table sets forth the distribution of long-lived assets, representing property and equipment, ROU assets and intangible assets, by significant geographic area, as of the periods indicated below.

	As of June 30, 2026	As of June 30, 2025
Long-lived assets (1):
United States	$1,028,924	$1,339,700
United Kingdom	664,349	860,387
Canada	297,051	154,240
All other countries	141,268	195,493
Total	$2,131,592	$2,549,820
______________________
(1)As of June 30, 2026 and 2025, no single country other than the United States, United Kingdom and Canada accounted for more than 10% of total long-lived assets.

NOTE 21—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2023	$(44,114)	$1,124	$(602)	$(9,967)	$(53,559)
Other comprehensive income (loss) before reclassifications, net of tax	(15,646)	(2,697)	228	640	(17,475)
Amounts reclassified into net income, net of tax	—	965	—	450	1,415
Total other comprehensive income (loss), net	(15,646)	(1,732)	228	1,090	(16,060)
Balance as of June 30, 2024	(59,760)	(608)	(374)	(8,877)	(69,619)
Other comprehensive income (loss) before reclassifications, net of tax	(3,548)	(403)	1,131	1,876	(944)
Amounts reclassified into net income, net of tax	—	2,531	—	965	3,496
Total other comprehensive income (loss), net	(3,548)	2,128	1,131	2,841	2,552
Balance as of June 30, 2025	(63,308)	1,520	757	(6,036)	(67,067)
Other comprehensive income (loss) before reclassifications, net of tax	10,786	(3,705)	1,007	19,924	28,012
Amounts reclassified into net income, net of tax	—	100	—	388	488
Total other comprehensive income (loss), net	10,786	(3,605)	1,007	20,312	28,500
Balance as of June 30, 2026	$(52,522)	$(2,085)	$1,764	$14,276	$(38,567)
______________________
(1)The amount of foreign currency translation recognized in other comprehensive income during the years ended June 30, 2026, 2025 and 2024 included net gains (losses) relating to our net investment hedge of $32.9 million, $(73.1) million and $(0.3) million, respectively, as further discussed in Note 17 “Derivative Instruments and Hedging Activities.”
NOTE 22—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2026	2025	2024
Cash paid during the period for interest	$321,694	$352,383	$533,866
Cash received during the period for interest	41,976	48,324	45,465
Cash paid during the period for income taxes	300,062	411,570	294,769
NOTE 23—OTHER INCOME (EXPENSE), NET

	Year Ended June 30,
	2026	2025	2024
Foreign exchange gains (losses)	$3,228	$(24,888)	$1,202
Unrealized gains (losses) on derivatives not designated as hedges (1)	27,369	(44,286)	3,116
Realized losses on derivatives not designated as hedges (2)	—	(10,380)	—
OpenText share in net income (loss) of equity investees (3)	(4,049)	230	(18,194)
Loss on debt extinguishment (4)	(18,787)	—	(56,393)
Gain (adjustments to gain) on divestitures (5)	76,136	(4,175)	429,102
Other miscellaneous income (expense)	1,978	712	(442)
Total other income (expense), net	$85,875	$(82,787)	$358,391
______________________
(1)Represents the unrealized gains (losses) on our derivatives not designated as hedges (see Note 17 “Derivative Instruments and Hedging Activities” for more details).

(2)Represents the realized gains (losses) on our derivatives not designated as hedges (see Note 17 “Derivative Instruments and Hedging Activities” for more details).
(3)Represents our share in net income of equity investees, which approximates fair value and subject to volatility based on market trends and business conditions, based on our interest in certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20% and these investments are accounted for using the equity method (see Note 9 “Prepaid Expenses and Other Assets” for more details).
(4)During the year ended June 30, 2026, we recognized a loss on debt extinguishment of $18.8 million related to the acceleration and recognition of unamortized debt discount and issuance costs resulting from the prepayment of $613.0 million of the Acquisition Term Loan in Fiscal 2026. During the year ended June 30, 2024, the Company recognized a loss on debt extinguishment of $56.4 million related to the acceleration and recognition of unamortized debt discount and issuance costs resulting from the optional repayments and prepayments of the Acquisition Term Loan and Term Loan B in Fiscal 2024 (see Note 11 “Long-Term Debt” for more details).
(5)For the year ended June 30, 2026, the gain related to the eDOCS and Vertica divestitures. For the year ended June 30, 2025, the adjustment to the gain represents the final settlement of working capital and other adjustments related to the AMC Divestiture. On May 1, 2024, the Company completed the sale of its AMC business, which resulted in a gain on disposition (see Note 19 “Acquisitions and Divestitures” for more details).
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

	Year Ended June 30,
	2026	2025	2024
Basic earnings per share
Net income attributable to OpenText	$643,022	$435,868	$465,090
Basic earnings per share attributable to OpenText	$2.58	$1.66	$1.71
Diluted earnings per share
Net income attributable to OpenText	$643,022	$435,868	$465,090
Diluted earnings per share attributable to OpenText	$2.58	$1.65	$1.71
Weighted average number of shares outstanding (in ‘000’s)
Basic	249,026	263,274	271,548
Effect of dilutive securities	347	376	1,040
Diluted	249,373	263,650	272,588
Excluded as anti-dilutive (1)	7,604	12,642	8,401
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
During the years ended June 30, 2026, 2025 and 2024, Mr. Stephen Sadler had direct or indirect control over a material interest in Enghouse Systems Limited (Enghouse), a publicly traded software company, and its subsidiaries. OpenText entered into product supply and license agreements to purchase certain software licenses from Enghouse and its subsidiaries, under which the company makes payments in the normal course of business. Mr. Sadler earned consulting fees from OpenText for assistance with acquisition-related business activities. The fees earned were not material. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees. Mr. Sadler ceased to be a member of the Board as of December 9, 2025.
During the year ended June 30, 2026, Mr. P. Thomas Jenkins took an expanded role beyond Board Chair. In August 2025, with both the CEO and CFO positions filled only on an interim basis, the Company entered into agreements with Mr. Jenkins to serve as Executive Chair and Chief Strategy Officer to provide continuity through that period. Mr. Jenkins earned approximately $3.1 million in his capacity as Chief Strategy Officer, for which payments were approved by the Audit Committee of the Board in accordance with its policies and practices. No such amounts were paid during the years ended June 30, 2025 and 2024. Once Mr. Antoun onboarded as Chief Executive Officer, Mr. Jenkins stepped back to serve solely as Board Chair. For more information, see the Director Compensation for Fiscal 2026 table within Section VI - Other Elements of Our Compensation Program and Exhibits 10.4 and 10.5 of this Annual Report on Form 10-K.
NOTE 26—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on August 5, 2026, a dividend of $0.28 per Common Share. The record date for this dividend is September 4, 2026 and the payment date is September 18, 2026. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Share Repurchase Plan
In August 2026, the Company renewed its share repurchase plan, pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 12, 2026 until August 11, 2027, if considered advisable, up to a maximum of 10% of the public float of its Common Shares (calculated in accordance with TSX rules) on the TSX (as part of a Fiscal 2027 NCIB, defined below), the NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the Fiscal 2027 Repurchase Plan). The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2027 Repurchase Plan will be effected in accordance with Rule 10b-18 under the Exchange Act and includes a normal course issuer bid (the Fiscal 2027 NCIB) to provide means to execute purchases over the TSX. The TSX approved the Company’s notice of intention to commence the Fiscal 2027 NCIB. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 23,846,439 (representing 10% of the Company’s public float calculated in accordance with TSX rules) as of July 31, 2026, and the maximum number of Common Shares that can be purchased on a single day is 447,218 Common Shares, which was 25% of 1,788,872 (calculated in accordance with TSX rules based on the average daily trading volume for the Common Shares on the TSX for the six months ended July 31, 2026), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18. Further, as part of the NCIB renewal, the Company has established an ASPP with its broker to facilitate repurchases of Common Shares.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date:	August 6, 2026

		By:	/s/ AYMAN ANTOUN
Ayman Antoun Chief Executive Officer (Principal Executive Officer)
/s/ STEVE RAI
Steve Rai Executive Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ COSMIN BALOTA
Cosmin Balota Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/s/ AYMAN ANTOUN	Chief Executive Officer (Principal Executive Officer)	August 6, 2026
Ayman Antoun
/s/ P. THOMAS JENKINS	Chair of the Board	August 6, 2026
P. Thomas Jenkins
/s/ RANDY FOWLIE	Director	August 6, 2026
Randy Fowlie
/s/ DAVID FRASER	Director	August 6, 2026
David Fraser
/s/ JOHN HASTINGS	Director	August 6, 2026
John Hastings
/s/ ROBERT HAU	Director	August 6, 2026
Robert Hau
/s/ GOLDY HYDER	Director	August 6, 2026
Goldy Hyder
/s/ JILL LARSEN	Director	August 6, 2026
Jill Larsen
/s/ FLETCHER PREVIN	Director	August 6, 2026
Fletcher Previn
/s/ ANNETTE RIPPERT	Director	August 6, 2026
Annette Rippert
/s/ GEORGE SCHINDLER	Director	August 6, 2026
George Schindler
/s/ MARGARET STUART	Director	August 6, 2026
Margaret Stuart
/s/ DEBORAH WEINSTEIN	Director	August 6, 2026
Deborah Weinstein