Form 10-Q
period 2026-09-30
OPEN TEXT CORP
filed 2026-11-05
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At October 30, 2026, there were 241,539,906 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I - Financial Information
Item 1. Financial Statements
OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	September 30, 2026	June 30, 2026
ASSETS	(Unaudited)
Cash and cash equivalents	$983,292	$956,024
Accounts receivable trade, net of allowance for credit losses of $13,920 as of September 30, 2026 and $13,136 as of June 30, 2026	663,434	751,046
Contract assets (Note 3)	72,647	77,447
Income taxes recoverable (Note 13)	86,965	97,715
Prepaid expenses and other current assets (Note 7)	208,931	235,641
Total current assets	2,015,269	2,117,873
Property and equipment, net of accumulated depreciation of $750,779 as of September 30, 2026 and $747,892 as of June 30, 2026	524,125	522,197
Operating lease right of use assets (Note 4)	137,690	134,377
Long-term contract assets (Note 3)	62,679	59,872
Goodwill (Note 5)	7,326,605	7,327,376
Acquired intangible assets (Note 6)	1,376,131	1,475,018
Deferred tax assets (Note 13)	1,054,861	1,077,003
Other assets (Note 7)	317,230	301,328
Long-term income taxes recoverable (Note 13)	109,174	91,460
Total assets	$12,923,764	$13,106,504
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$863,107	$969,079
Current portion of long-term debt (Note 9)	35,850	35,850
Operating lease liabilities (Note 4)	64,822	63,612
Deferred revenues (Note 3)	1,378,557	1,483,234
Income taxes payable (Note 13)	32,515	71,550
Total current liabilities	2,374,851	2,623,325
Long-term liabilities:
Accrued liabilities (Note 8)	127,239	128,915
Pension liability, net (Note 10)	98,914	100,473
Long-term debt (Note 9)	5,730,527	5,734,519
Long-term operating lease liabilities (Note 4)	137,939	138,425
Long-term deferred revenues (Note 3)	151,137	159,912
Long-term income taxes payable (Note 13)	59,905	65,255
Deferred tax liabilities (Note 13)	132,312	139,614
Total long-term liabilities	6,437,973	6,467,113
Shareholders’ equity:
Share capital and additional paid-in capital (Note 11)
241,515,939 and 242,126,460 Common Shares issued and outstanding at September 30, 2026 and June 30, 2026, respectively; authorized Common Shares: unlimited	2,170,790	2,160,481
Accumulated other comprehensive income (loss) (Note 19)	(37,503)	(38,567)
Retained earnings	2,089,829	2,016,086
Treasury stock, at cost (4,424,724 and 4,751,257 shares at September 30, 2026 and June 30, 2026, respectively)	(114,191)	(123,896)
Total OpenText shareholders’ equity	4,108,925	4,014,104
Non-controlling interests	2,015	1,962
Total shareholders’ equity	4,110,940	4,016,066
Total liabilities and shareholders’ equity	$12,923,764	$13,106,504
Guarantees and contingencies (Note 12)
Related party transactions (Note 23)
Subsequent events (Note 24)
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars and shares, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Revenues (Note 3):
Cloud services and subscriptions	$505,469	$484,509
Client support	534,111	586,845
License	123,847	134,548
Professional service and other	73,207	82,233
Total revenues	1,236,634	1,288,135
Cost of revenues:
Cloud services and subscriptions	178,453	172,217
Client support	47,836	64,064
License	4,275	7,096
Professional service and other	57,732	63,038
Amortization of acquired technology-based intangible assets (Note 6)	42,810	44,204
Total cost of revenues	331,106	350,619
Gross profit	905,528	937,516
Operating expenses:
Research and development	142,147	169,128
Sales and marketing	277,587	257,055
General and administrative	105,813	105,763
Depreciation	39,802	35,921
Amortization of acquired client-based intangible assets (Note 6)	56,078	79,561
Special charges (recoveries) (Note 16)	33,290	20,139
Total operating expenses	654,717	667,567
Income from operations	250,811	269,949
Other income (expense), net (Note 21)	16,110	(2,976)
Interest and other related expense, net	(67,938)	(81,114)
Income before income taxes	198,983	185,859
Provision for income taxes (Note 13)	43,683	39,199
Net income	$155,300	$146,660
Net (income) attributable to non-controlling interests	(53)	(44)
Net income attributable to OpenText	$155,247	$146,616
Earnings per share—basic attributable to OpenText (Note 22)	$0.64	$0.58
Earnings per share—diluted attributable to OpenText (Note 22)	$0.64	$0.58
Weighted average number of Common Shares outstanding—basic	242,012	253,645
Weighted average number of Common Shares outstanding—diluted	242,087	253,772
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Net income	$155,300	$146,660
Other comprehensive income (loss)—net of tax:
Net foreign currency translation adjustments	1,615	22,177
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss)—net of tax (1)	(330)	(1,675)
(Gain) loss reclassified into net income—net of tax (2)	590	(112)
Unrealized gain (loss) on available-for-sale financial assets:
Unrealized gain (loss)—net of tax (3)	(277)	161
Actuarial gain (loss) relating to defined benefit pension plans:
Amortization of actuarial (gain) loss into net income—net of tax (4)	(534)	5
Total other comprehensive income, net	1,064	20,556
Total comprehensive income	156,364	167,216
Comprehensive income attributable to non-controlling interests	(53)	(44)
Total comprehensive income attributable to OpenText	$156,311	$167,172
______________________
(1)Net of tax expense (recovery) of $(119) and $(604) for the three months ended September 30, 2026 and 2025, respectively.
(2)Net of tax expense (recovery) of $213 and $(41) for the three months ended September 30, 2026 and 2025, respectively.
(3)Net of tax expense (recovery) of $(132) and $66 for the three months ended September 30, 2026 and 2025, respectively.
(4)Net of tax expense (recovery) of $(223) and $4 for the three months ended September 30, 2026 and 2025, respectively.
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars and shares)
(Unaudited)

	Three Months Ended September 30, 2026
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2026	242,126	$2,160,481	(4,751)	$(123,896)	$2,016,086	$(38,567)	$1,962	$4,016,066
Issuance of Common Shares
Under employee stock purchase plans	371	6,956	—	—	—	—	—	6,956
Share-based compensation	—	19,694	—	—	—	—	—	19,694
Issuance of treasury stock	—	(9,218)	326	9,705	—	—	—	487
Repurchase of Common Shares	(981)	(7,123)	—	—	(13,588)	—	—	(20,711)
Dividends declared ($0.28 per Common Share)	—	—	—	—	(67,916)	—	—	(67,916)
Other comprehensive income (loss) - net	—	—	—	—	—	1,064	—	1,064
Net income for the period	—	—	—	—	155,247	—	53	155,300
Balance as of September 30, 2026	241,516	$2,170,790	(4,425)	$(114,191)	$2,089,829	$(37,503)	$2,015	$4,110,940

	Three Months Ended September 30, 2025
	Common Shares and Additional Paid in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	254,784	$2,193,985	(4,648)	$(138,164)	$1,940,113	$(67,067)	$1,721	$3,930,588
Issuance of Common Shares
Under employee stock option plans	25	555	—	—	—	—	—	555
Under employee stock purchase plans	311	7,596	—	—	—	—	—	7,596
Share-based compensation	—	17,681	—	—	—	—	—	17,681
Issuance of treasury stock	—	(7,402)	196	7,603	—	—	—	201
Repurchase of Common Shares	(3,156)	(23,075)	—	—	(78,648)	—	—	(101,723)
Dividends declared ($0.275 per Common Share)	—	—	—	—	(69,365)	—	—	(69,365)
Other comprehensive income (loss) - net	—	—	—	—	—	20,556	—	20,556
Net income for the period	—	—	—	—	146,616	—	44	146,660
Balance as of September 30, 2025	251,964	$2,189,340	(4,452)	$(130,561)	$1,938,716	$(46,511)	$1,765	$3,952,749
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$155,300	$146,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	138,690	159,686
Share-based compensation expense	19,694	17,681
Pension expense	1,968	3,141
Amortization of debt discount and issuance costs	4,970	5,760
Write-off of right of use assets	—	4,422
Loss on sale and write down of property and equipment, net	217	2,314
Deferred taxes	12,262	(15,132)
Share in net (income) of equity investees	(5,729)	(2,417)
Changes in derivative instruments	(7,558)	(7,843)
Changes in operating assets and liabilities:
Accounts receivable	115,800	93,998
Contract assets	(27,819)	(30,970)
Prepaid expenses and other current assets	26,893	(2,096)
Income taxes	(48,435)	(33,112)
Accounts payable and accrued liabilities	(81,848)	(89,793)
Deferred revenues	(116,563)	(108,798)
Other assets	(12,288)	7,809
Operating lease assets and liabilities, net	(3,281)	(3,547)
Net cash provided by operating activities	172,273	147,763
Cash flows from investing activities:
Additions of property and equipment	(33,756)	(46,534)
Proceeds from interest on derivative instruments	(607)	870
Other investing activities	1,248	632
Net cash used in investing activities	(33,115)	(45,032)
Cash flows from financing activities:
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	6,742	8,380
Repayment of long-term debt and Revolver	(8,963)	(8,963)
Net change in transition services agreement obligation	(12,840)	—
Repurchase of Common Shares	(30,010)	(107,629)
Payments of dividends to shareholders	(66,465)	(68,220)
Net cash used in financing activities	(111,536)	(176,432)
Foreign exchange gain (loss) on cash held in foreign currencies	(301)	4,306
Increase (decrease) in cash, cash equivalents and restricted cash during the period	27,321	(69,395)
Cash, cash equivalents and restricted cash at beginning of the period	957,254	1,158,106
Cash, cash equivalents and restricted cash at end of the period	$984,575	$1,088,711

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

Reconciliation of cash, cash equivalents and restricted cash:	September 30, 2026	September 30, 2025
Cash and cash equivalents	$983,292	$1,087,083
Restricted cash (1)	1,283	1,628
Total cash, cash equivalents and restricted cash	$984,575	$1,088,711
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (Note 7).
Supplemental cash flow disclosures (Note 4 and Note 20)
See accompanying Notes to Condensed Consolidated Financial Statements.

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2026
(Unless otherwise noted, tabular amounts in thousands of U.S. dollars, except share and per share data)
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as “OpenText” or the “Company.” We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd., which as of September 30, 2026, was 70% owned by OpenText. All intercompany balances and transactions have been eliminated.
The Company’s fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “Fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “Fiscal 2027” refer to the fiscal year ended June 30, 2027.
These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the impact of the sale of the eDOCS business on January 12, 2026 and the Vertica business on May 11, 2026 (see Note 17 “Acquisitions and Divestitures” for more details).
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
NOTE 2—ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted in Fiscal 2027
During Fiscal 2027, we adopted the following Accounting Standards Update (ASU):
Credit Losses
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments - Credit Losses (Topic 326),” which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606, Revenue from Contracts with Customers. We adopted this ASU as of July 1, 2026, which did not have an impact on our Condensed Consolidated Financial Statements and related disclosures.
Accounting Pronouncements Not Yet Adopted in Fiscal 2027
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
Derivatives and Hedging and Revenue from Contracts with Customers
In September 2025, the FASB issued ASU 2025-07 “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606),” which clarifies the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and reduces diversity in the accounting for share-based payments in revenue contracts. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this ASU may be applied on a prospective or modified retrospective basis, with early adoption permitted. We do not expect ASU 2025-07 to have an impact on the Company’s financial disclosures.
NOTE 3—REVENUES
Disaggregation of Revenue
We have four revenue streams: cloud services and subscriptions, client support, license and professional service and other. The following tables disaggregate our revenue by significant geographic area, based on the location of our direct end client, by type of performance obligation and timing of revenue recognition for the periods indicated:

	Three Months Ended September 30,
	2026	2025
Total Revenues by Geography:
Americas (1)	$703,362	$733,576
EMEA (2)	422,368	438,802
Asia Pacific (3)	110,904	115,757
Total revenues	$1,236,634	$1,288,135
______________________
(1)Americas consists of countries in North, Central and South America.
(2)EMEA consists of countries in Europe, the Middle East and Africa.
(3)Asia Pacific primarily consists of Australia, Japan, Singapore, India and China.

	Three Months Ended September 30,
	2026	2025
Total Revenues by Type of Performance Obligation:
Recurring revenues (1)
Cloud services and subscriptions revenue	$505,469	$484,509
Client support revenue	534,111	586,845
Total recurring revenues	$1,039,580	$1,071,354
License revenue (perpetual, term and subscriptions)	123,847	134,548
Professional service and other revenue	73,207	82,233
Total revenues	$1,236,634	$1,288,135
______________________
(1)Recurring revenue is defined as the sum of Cloud services and subscriptions revenue and Client support revenue.

	Three Months Ended September 30,
	2026	2025
Total Revenues by Timing of Revenue Recognition:
Point in time	$123,847	$134,548
Over time (including professional service and other revenue)	1,112,787	1,153,587
Total revenues	$1,236,634	$1,288,135
Revenue by Product Categories
In the first quarter of Fiscal 2027, as part of the Company’s enterprise assessment, we reclassified certain products and disclosed an additional product category, Portfolio. The Portfolio category represents mature, non-core products that are primarily on-premise solutions, that we continue to provide maintenance and support services. The Company believes this presentation provides additional information regarding how management views revenue by product category.
As a result of these changes, the Company’s data management solutions are now reported within eight product categories: Content, Business Network, IT Operations Management (ITOM), Cybersecurity (Enterprise), Cybersecurity (Small and Medium-Sized Businesses (SMB) & Consumer), Application Delivery Management (ADM), Analytics, and Portfolio.
In addition, certain products were reclassified from the Cybersecurity (Enterprise) product category to the Cybersecurity (SMB & Consumer) product category. Historical revenues related to the eDOCS business, which was divested in Fiscal 2026, and previously included in Analytics, were reclassified to the Portfolio product category.
Prior period amounts have been reclassified to conform to the current period presentation. These reclassifications affected only the presentation of revenue by product category and had no impact on previously reported consolidated revenue, operating income, net income, earnings per share, or cash flows.
The following table disaggregates total revenue and total cloud services and subscription revenue by product category for the periods indicated:

	Three Months Ended September 30,
	2026	2025
Total Revenues by Product Categories
Content	$523,010	$477,874
Business Network	160,894	160,501
ITOM	84,734	96,604
Cybersecurity (Enterprise)	95,830	109,337
Cybersecurity (SMB & Consumer)	127,717	140,189
ADM	103,970	120,911
Analytics	20,721	40,760
Portfolio	119,758	141,959
Total revenues by Product Categories	$1,236,634	$1,288,135

Total Cloud services and subscriptions revenue by Product Categories
Content	$162,895	$134,914
Business Network	153,551	151,989
ITOM	10,198	6,505
Cybersecurity (Enterprise)	11,875	10,883
Cybersecurity (SMB & Consumer)	116,829	129,783
ADM	29,296	31,167
Analytics	18,284	16,279
Portfolio	2,541	2,989
Total cloud services and subscriptions revenues by Product Categories	$505,469	$484,509

The following table presents revenue by product category for the three months ended September 30, 2025 as previously reported, as well as the impact of the reclassification to the current presentation following the establishment of the Portfolio product category:

	Three Months Ended September 30, 2025
	As previously reported	Impact of Reclassification	As reclassified
Total Revenues by Product Categories
Content	$523,464	$(45,590)	$477,874
Business Network	160,711	(210)	160,501
ITOM	113,444	(16,840)	96,604
Cybersecurity (Enterprise)	180,747	(71,410)	109,337
Cybersecurity (SMB & Consumer)	131,727	8,462	140,189
ADM	122,096	(1,185)	120,911
Analytics	55,946	(15,186)	40,760
Portfolio	—	141,959	141,959
Total revenues by Product Categories	$1,288,135	$—	$1,288,135

Total Cloud services and subscriptions revenue by Product Categories
Content	$135,612	$(698)	$134,914
Business Network	152,199	(210)	151,989
ITOM	6,763	(258)	6,505
Cybersecurity (Enterprise)	21,017	(10,134)	10,883
Cybersecurity (SMB & Consumer)	121,321	8,462	129,783
ADM	31,167	—	31,167
Analytics	16,430	(151)	16,279
Portfolio	—	2,989	2,989
Total cloud services and subscriptions revenues by Product Categories	$484,509	$—	$484,509
Contract Balances
A contract asset, net of allowance for credit losses, will be recorded if we have recognized revenue but do not have an unconditional right to the related consideration from the client. For example, this will be the case if implementation services offered in a cloud arrangement are identified as a separate performance obligation and are provided to a client prior to us being able to bill the client. In addition, a contract asset may arise in relation to subscription licenses if the license revenue that is recognized upfront exceeds the amount that we are able to invoice the client at that time. Contract assets are reclassified to accounts receivable when the rights become unconditional.
The balances for our contract assets and contract liabilities (i.e., deferred revenues) for the periods indicated below were as follows:

	As of September 30, 2026	As of June 30, 2026
Short-term contract assets	$72,647	$77,447
Long-term contract assets	62,679	59,872
Short-term deferred revenues	1,378,557	1,483,234
Long-term deferred revenues	151,137	159,912
The difference in the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance and client payments. We fulfill our obligations under a contract with a client by transferring products and services in exchange for consideration from the client. During the three months ended September 30, 2026, we reclassified $29.5 million (three months ended September 30, 2025—$26.3 million) of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. During the three months ended September 30, 2026 and 2025, there was no significant impairment loss recognized related to contract assets.
We recognize deferred revenue when we have received consideration or an amount of consideration is due from the client for future obligations to transfer products or services. Our deferred revenues primarily relate to cloud services and client support agreements which have been paid for by clients prior to the performance of those services. The amount of revenue that was recognized during the three months ended September 30, 2026 that was included in the deferred revenue balances at June 30, 2026 was $621.1 million (three months ended September 30, 2025—$650.1 million).
Incremental Costs of Obtaining a Contract with a Client
Incremental costs of obtaining a contract include only those costs that we incur to obtain a contract that we would not have incurred if the contract had not been obtained, such as sales commissions. The following table summarizes the changes in total capitalized costs to obtain a contract, since June 30, 2026:

Capitalized costs to obtain a contract as of June 30, 2026	$156,718
New capitalized costs incurred	10,142
Amortization of capitalized costs	(13,492)
Impact of foreign exchange rate changes	228
Capitalized costs to obtain a contract as of September 30, 2026	$153,596
During the three months ended September 30, 2026 and 2025, there was no significant impairment loss recognized related to capitalized costs to obtain a contract. See Note 7 “Prepaid Expenses and Other Assets” for additional information on incremental costs of obtaining a contract.
Remaining Performance Obligations
Remaining performance obligations (RPO) represent contracted revenue that has not yet been recognized. They include amounts recognized as deferred revenue and amounts that are contracted but will be billed and recognized as revenue in future periods.
The following table provides RPO information as of September 30, 2026:

		% recognized as revenue over the following
($ in billions)	As of September 30, 2026	Within 1 year	1 to 2 years	2 to 3 years	Thereafter
Total RPO (1)	$4.5	57%	21%	12%	10%
Cloud services and subscriptions RPO	$2.8	49%	24%	15%	12%
Client support and other RPO (2)	$1.7	71%	17%	7%	5%
______________________
(1)RPO amounts presented may be impacted by certain estimates including currency fluctuations, estimates of clients’ deployment of contracted solutions, changes in the scope or termination of contracts, among other factors, and are therefore subject to change.
(2)Client support and other RPO is primarily comprised of obligations related to client support revenues, and to a lesser extent license, professional services and other revenues.
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

The following illustrates the Condensed Consolidated Balance Sheets information related to leases:

	Balance Sheet Location	As of September 30, 2026	As of June 30, 2026
Operating Leases
Operating lease right of use assets	Operating lease right of use assets	$137,690	$134,377

Operating lease liabilities (current)	Operating lease liabilities	$64,822	$63,612
Operating lease liabilities (non-current)	Long-term operating lease liabilities	137,939	138,425
Total operating lease liabilities		$202,761	$202,037

Finance Leases
Finance lease receivables (current)	Prepaid expenses and other current assets	$591	$453
Total finance lease receivables		$591	$453

Finance lease liabilities (current)	Accounts payable and accrued liabilities	$309	$457
Total finance lease liabilities		$309	$457
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of September 30, 2026	As of June 30, 2026
Weighted-average remaining lease term
Operating leases	4.90 years	4.75 years
Finance leases	0.08 years	0.31 years
Weighted-average discount rate
Operating leases	4.97%	5.08%
Finance leases	5.33%	5.33%
Lease Costs and Other Information
The following illustrates the various components of lease costs for the period indicated:

	Three Months Ended September 30,
	2026	2025
Operating lease cost	$16,308	$19,704
Short-term lease cost	230	217
Variable lease cost	1,570	976
Sublease income	(260)	(2,032)
Total lease cost	$17,848	$18,865
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions. Cash payments made for variable lease costs and short-term leases are not included in the measurement of lease liabilities, and, as such, are excluded from the amounts below:

	Three Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$19,830	$23,343
Finance leases	151	510
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$19,097	$6,415

Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our lease liabilities as of September 30, 2026:

Fiscal years ending June 30,	Operating Leases	Finance Leases
2027 (nine months ending)	$54,842	$309
2028	58,957	—
2029	37,254	—
2030	23,522	—
2031	15,223	—
Thereafter	37,975	—
Total lease payments	227,773	309
Less: Imputed interest	(25,012)	—
Total	$202,761	$309
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our various sublease agreements with third parties. Under the agreements initiated with third parties, we expect to receive immaterial sublease income over the remaining terms of the agreements. The Company has undiscounted future minimum lease payments related to operating lease contracts signed but not yet commenced as of September 30, 2026 of $53.5 million, which are excluded from lease liabilities in our Condensed Consolidated Balance Sheets (see Note 12 “Guarantees and Contingencies” for more details).
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
During the three months ended September 30, 2026, lease income was immaterial and future contractual minimum lease payments (excluding operating expense reimbursements) to be received by the Company as of September 30, 2026 were also immaterial.
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2026:

Balance as of June 30, 2026	$7,327,376
Impact of foreign exchange rate changes	(771)
Balance as of September 30, 2026	$7,326,605

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2026
	Cost	Accumulated Amortization	Net
Technology assets	$1,031,977	$(642,068)	$389,909
Client assets	1,825,895	(839,673)	986,222
Total	$2,857,872	$(1,481,741)	$1,376,131

	As of June 30, 2026
	Cost	Accumulated Amortization	Net
Technology assets	$1,033,137	$(600,421)	$432,716
Client assets	2,269,497	(1,227,195)	1,042,302
Total	$3,302,634	$(1,827,616)	$1,475,018
Where applicable, the above balances as of September 30, 2026 have been reduced to reflect the impact of intangible assets where the gross cost has become fully amortized during the three months ended September 30, 2026. This impact resulted in reductions to the cost and accumulated amortization of technology assets and client assets of $1.2 million and $443.6 million, respectively. The weighted average amortization periods for acquired technology and client intangible assets are approximately six years and nine years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2027 (nine months ending)	$287,842
2028	370,183
2029	276,536
2030	205,307
2031	193,035
2032 and thereafter	43,228
Total	$1,376,131

NOTE 7—PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets:

	As of September 30, 2026	As of June 30, 2026
Deposits and restricted cash	$2,432	$4,824
Capitalized costs to obtain a contract	48,046	50,915
Short-term prepaid expenses and other current assets	158,296	179,698
Derivative asset (1)	157	204
Total	$208,931	$235,641
______________________
(1)Represents the asset related to our derivative instrument activity. See Note 15 “Derivative Instruments and Hedging Activities” for more details.
Other assets:

	As of September 30, 2026	As of June 30, 2026
Deposits and restricted cash	$27,328	$16,334
Capitalized costs to obtain a contract	105,550	105,803
Investments	116,503	112,022
Available-for-sale financial assets	44,794	45,142
Long-term prepaid expenses and other long-term assets	23,055	22,027
Total	$317,230	$301,328
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
Investments relate to certain investment funds in which we are a limited partner. Our interests in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments, which approximates fair value and is subject to volatility based on market trends and business conditions, is recorded as a component of Other income (expense), net in our Condensed Consolidated Statements of Income (see Note 21 “Other Income (Expense), Net”). During the three months ended September 30, 2026, our share of income from these investments was $5.7 million (three months ended September 30, 2025—$2.4 million).
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

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities:

	As of September 30, 2026	As of June 30, 2026
Accounts payable—trade	$136,263	$127,532
Accrued salaries, incentives and commissions	204,085	277,025
Accrued liabilities	201,197	220,482
Accrued sales and other tax liabilities	18,768	32,737
Derivative liability (1)	199,720	219,065
Accrued interest on long-term debt	51,917	37,729
Amounts payable in respect of restructuring and other special charges	48,864	50,929
Asset retirement obligations	2,293	3,580
Total	$863,107	$969,079
______________________
(1)Represents the liability related to our derivative instrument activity (see Note 15 “Derivative Instruments and Hedging Activities” for more details).
Long-term accrued liabilities:

	As of September 30, 2026	As of June 30, 2026
Amounts payable in respect of restructuring and other special charges	$6,388	$7,237
Other accrued liabilities	97,663	99,106
Asset retirement obligations	23,188	22,572
Total	$127,239	$128,915
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of September 30, 2026, the present value of this obligation was $25.5 million (June 30, 2026—$26.2 million), with an undiscounted value of $27.1 million (June 30, 2026—$27.9 million).
NOTE 9—LONG-TERM DEBT

	As of September 30, 2026	As of June 30, 2026
Total debt
Senior Notes 2031	$650,000	$650,000
Senior Notes 2030	900,000	900,000
Senior Notes 2029	850,000	850,000
Senior Notes 2028	900,000	900,000
Senior Secured Notes 2027	1,000,000	1,000,000
Acquisition Term Loan	1,527,563	1,536,525
Total principal payments due	5,827,563	5,836,525

Unamortized debt discount and issuance costs	(61,186)	(66,156)
Total amount outstanding	$5,766,377	$5,770,369
Less:
Current portion of long-term debt
Acquisition Term Loan	35,850	35,850
Total current portion of long-term debt	35,850	35,850

Non-current portion of long-term debt	$5,730,527	$5,734,519

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
For the three months ended September 30, 2026, we recorded interest expense of $6.7 million relating to Senior Notes 2031 (three months ended September 30, 2025— $6.7 million).
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
For the three months ended September 30, 2026, we recorded interest expense of $9.3 million relating to Senior Notes 2030 (three months ended September 30, 2025—$9.3 million).
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
For the three months ended September 30, 2026, we recorded interest expense of $8.2 million relating to Senior Notes 2029 (three months ended September 30, 2025—$8.2 million).
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
For the three months ended September 30, 2026, we recorded interest expense of $8.7 million relating to Senior Notes 2028 (three months ended September 30, 2025—$8.7 million).
On October 2, 2026, the Company used net proceeds from the issuance of the Senior Secured Notes 2031 (as defined below) and Senior Secured Notes 2033 (as defined below), together with cash on hand, to fund the purchase and cancellation of $300.0 million of the aggregate outstanding principal amount of the Senior Notes 2028 that were validly tendered and accepted for purchase in the previously announced cash tender offer. See Note 24, “Subsequent Events” for more details.
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
The Senior Secured Notes 2027 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries, and are secured with the same priority as the Company’s senior credit facilities. The Senior Secured Notes 2027 and the related guarantees are effectively senior to all of the Company’s and the guarantors’ senior unsecured debt to the extent of the value of the Collateral (as defined in the indenture to the Senior Secured Notes 2027) and are structurally subordinated to all existing and future liabilities of each of the Company’s existing and future subsidiaries that do not guarantee the Senior Secured Notes 2027. As of September 30, 2026, the Senior Secured Notes 2027 bear an effective interest rate of 7.39%. The effective interest rate includes interest expense of $17.3 million and amortization of debt discount and issuance costs of $0.8 million.
For the three months ended September 30, 2026, we recorded interest expense of $17.3 million relating to Senior Secured Notes 2027 (three months ended September 30, 2025—$17.3 million).
On October 2, 2026, the Company redeemed in full and cancelled its outstanding $1.0 billion aggregate principal amount of the Senior Secured Notes 2027. See Note 24 “Subsequent Events” for more details.
Senior Secured Notes 2031 and Senior Secured Notes 2033
On October 1, 2026, the Company issued $500 million in aggregate principal amount of 6.70% senior secured notes due 2031 (Senior Secured Notes 2031) and $500 million in aggregate principal amount of 7.15% senior secured notes due 2033 (Senior Secured Notes 2033). The Company used the net proceeds from the issuance, along with cash on hand, to fund the redemption and cancellation in full of the Senior Secured Notes 2027 and the cash tender offer for a portion of the Senior Notes 2028. See Note 24 “Subsequent Events” for more details.
Revolver
The Company has a $750.0 million committed revolving credit facility (the Revolver), in which borrowings under the Revolver are secured by a first charge over substantially all of our assets, on a pari passu basis with the Acquisition Term Loan (as defined below) and Senior Secured Notes 2027.
The Revolver has no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of interest equal to Term SOFR (as defined in the Revolver) and a fixed margin dependent on our consolidated net leverage ratio ranging from 1.25% to 1.75%.
Under the Revolver, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2026, we are in compliance with the consolidated net leverage ratio.
The Revolver requires us to pay a facility fee on unused commitments based on the consolidated net leverage ratio. As of September 30, 2026, the facility fee under the Revolver was 0.30%. For the three months ended September 30, 2026 and September 30, 2025, we recorded $0.6 million of facility fees in Interest and other related expense, net, in our Condensed Consolidated Statements of Income.
As of September 30, 2026, we had no outstanding balance under the Revolver (June 30, 2026—nil). During the three months ended September 30, 2026 and 2025, there was no interest expense recorded relating to the Revolver.
On October 1, 2026, we amended the Revolver to, among other things, extend its maturity from December 19, 2028 to October 1, 2031, subject to certain conditions. See Note 24, “Subsequent Events” for more details.

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
The Acquisition Term Loan has a seven-year term from the date of funding, and repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR (as defined in the Acquisition Term Loan) plus an applicable margin of 1.75%. As of September 30, 2026, the outstanding balance on the Acquisition Term Loan bears an interest rate of 5.44%. As of September 30, 2026, the Acquisition Term Loan bears an effective interest rate of 6.47%. The effective interest rate includes interest expense of $21.3 million and amortization of debt discount and issuance costs of $3.0 million.
The Acquisition Term Loan has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by the Company’s or any of the Company’s subsidiaries’ assets, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. Under the Acquisition Term Loan, we must maintain a “consolidated net leverage” ratio of no more than 4.50:1.00 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of the Company’s total debt reduced by unrestricted cash, including guarantees and letters of credit, over the Company’s trailing four financial quarter net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges as defined in the Acquisition Term Loan. As of September 30, 2026, we are in compliance with our consolidated net leverage ratio covenant.
The Acquisition Term Loan is unconditionally guaranteed by certain subsidiary guarantors, as defined in the Acquisition Term Loan, and is secured by a first charge on substantially all of the assets of the Company and the subsidiary guarantors. As of September 30, 2026, such security ranked on a pari passu basis with the Revolver and the Senior Secured Notes 2027. Following the issuance of the Senior Secured Notes 2031 and the Senior Secured Notes 2033 and redemption of the Senior Secured Notes 2027 subsequent to September 30, 2026, such security ranks on a pari passu basis with the Revolver, the Senior Secured Notes 2031 and the Senior Secured Notes 2033. See Note 24 “Subsequent Events” for more details.
For the three months ended September 30, 2026, we recorded interest expense of $21.3 million relating to the Acquisition Term Loan (three months ended September 30, 2025—$34.0 million).
Debt Discount and Issuance Costs
Debt discount and issuance costs relate primarily to costs incurred for the purpose of obtaining or amending our credit facilities and issuing our Senior Notes and are being amortized through interest expense over the respective terms of the Senior Notes and Acquisition Term Loan using the effective interest method and straight-line method for the Revolver.
As of September 30, 2026, in connection with the amendment of the Revolver, and the issuance of the Senior Secured Notes 2031 and Senior Secured Notes 2033, we capitalized deferred financing costs of $1.4 million, and $5.9 million, respectively. These costs are included in Other assets on the Condensed Consolidated Balance Sheet as of September 30, 2026.

NOTE 10—PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS
Defined Benefit and Other Post-Retirement Benefit Plans
The Company has 45 pension and other post-retirement plans in multiple countries. All of our pension and other post-retirement plans are located outside of Canada and the United States. The plans are primarily located in Germany, which, as of September 30, 2026, makes up approximately 41% of the total net benefit pension obligations.
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
The following are details of net pension expense relating to the defined benefit pension plans:

	Three Months Ended September 30,
	2026	2025
Pension expense:
Service cost	$2,675	$2,909
Interest cost	3,628	3,520
Expected return of plan assets	(3,582)	(3,296)
Amortization of actuarial (gains) losses	(753)	8
Net pension expense	$1,968	$3,141
Service-related net periodic pension costs are recorded within operating expense and all other non-service related net periodic pension costs are classified under Interest and other related expense, net on our Condensed Consolidated Statements of Income.
NOTE 11—EQUITY AND SHARE-BASED COMPENSATION
Equity
Cash Dividends
For the three months ended September 30, 2026, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.28 per Common Share in the aggregate amount of $66.5 million, which we paid during the same period (three months ended September 30, 2025—$0.275 per Common Share in the aggregate amount of $68.2 million).
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
During the three months ended September 30, 2026 and 2025, we did not repurchase Common Shares on the open market for potential settlement of awards under our “Long-Term Incentive Plans,” “Restricted Share Units (Other)” or other plans as described below.

During the three months ended September 30, 2026, we delivered to eligible participants 326,533 Common Shares at a cost of $9.7 million that were purchased in the open market in connection with the settlement of awards under our LTIP and other plans (three months ended September 30, 2025 —196,017 Common Shares at a cost of $7.6 million).
Employee Stock Purchase Plan (ESPP)
Our ESPP offers employees the opportunity to purchase our Common Shares at a purchase price discount of 15%. During the three months ended September 30, 2026, 358,367 Common Shares were eligible for issuance to employees enrolled in the ESPP (three months ended September 30, 2025—244,450 Common Shares). During the three months ended September 30, 2026, cash in the amount of $6.7 million was received from employees relating to the ESPP (three months ended September 30, 2025—$7.8 million).
Share Repurchase Plan
In August 2026, the Company renewed its share repurchase plan, pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 12, 2026 until August 11, 2027, if considered advisable, up to a maximum of 10% of the public float of our Common Shares (calculated in accordance with Toronto Stock Exchange (TSX) rules) on the TSX (as part of the Fiscal 2027 NCIB, defined below), the NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the Fiscal 2027 Repurchase Plan). The Fiscal 2027 Repurchase Plan includes a normal course issuer bid (the Fiscal 2027 NCIB) to provide means to execute purchases over the TSX. Further, as part of the renewal of the Fiscal 2027 NCIB, the Company established an automatic share purchase plan (ASPP) with its broker to facilitate repurchases of Common Shares.
During the three months ended September 30, 2026, we repurchased and cancelled 980,700 Common Shares for $23.4 million, inclusive of 2% Canadian excise taxes recorded (three months ended September 30, 2025— 3,156,323 Common Shares for $102.0 million).
Additionally, as of September 30, 2026, we recorded an accrual within Accounts payable and accrued liabilities and a corresponding charge to Retained earnings of $8.0 million, (as of September 30, 2025 — $25.0 million), representing the estimated value of Common Shares expected to be repurchased following the fiscal quarter ended September 30, 2026 pursuant to the ASPP.
Share-Based Compensation
Share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended September 30,
	2026	2025
Performance Share Units (issued under LTIP)	$6,688	$3,385
Restricted Share Units (issued under LTIP)	3,761	3,571
Restricted Share Units (other)	6,795	7,465
Stock Options (issued under Stock Option Plans)	341	1,006
Employee Stock Purchase Plan	1,226	1,340
Deferred Share Units (directors)	883	914
Total share-based compensation expense	$19,694	$17,681
A summary of unrecognized compensation cost for unvested share-based compensation awards is as follows:

	As of September 30, 2026
	Unrecognized Compensation Cost	Weighted Average Recognition Period (years)
Performance Share Units (issued under LTIP)	$75,527	2.48
Restricted Share Units (issued under LTIP)	26,749	1.75
Restricted Share Units (other)	32,466	1.34
Stock Options (issued under Stock Option Plans)	23,674	2.38
Total unrecognized share-based compensation cost	$158,416

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
PSUs and RSUs granted under the LTIP have been measured at fair value as of the effective date, consistent with ASU Topic 718, “Compensation—Stock Compensation” (Topic 718), and will be charged to share-based compensation expense over the remaining life of the plan. We estimate the fair value of PSUs with market-based conditions using the Monte Carlo pricing model and RSUs have been valued based upon their grant-date fair value. PSU and RSU grants are eligible to receive dividend equivalent units that vest under the same conditions as the underlying grants.
Performance Share Units (Issued Under LTIP)
PSUs (issued under the LTIP) vest three years after the respective date of grants and upon the achievement of Performance Conditions determined at the time of the grant.
A summary of activity under our PSUs issued under the LTIP for the three months ended September 30, 2026 is as follows:

	Units	Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2026	1,770,651	$50.01	1.68	$39,220
Granted (1)	1,174,701	43.02
Forfeited or expired	(122,402)	48.30
Outstanding at September 30, 2026	2,822,950	$47.17	2.15	$63,291
______________________
(1)PSUs are earned based on market or Performance Conditions and the actual number of PSUs earned, if any, may range from 0 to 200 percent.
For the periods indicated, the weighted-average fair value of market-based PSUs issued under the LTIP and weighted-average assumptions estimated under the Monte Carlo pricing model were as follows:

	Three Months Ended September 30,
	2026	2025
Weighted–average fair value of PSUs granted	$43.59	$50.18
Weighted-average assumptions used:
Expected volatility	33.16%	32.40%
Risk–free interest rate	4.21%	3.66%
Expected dividend yield	—%	—%
Expected life (in years)	3.11	3.09

Restricted Share Units (Issued Under LTIP)
Beginning in Fiscal 2025, grants of RSUs (issued under LTIP) vest on a straight-line basis over three years from the respective date of grants. Grants of RSUs (issued under LTIP) prior to Fiscal 2025 vest after three years from the respective date of grants.
A summary of activity under our RSUs issued under the LTIP for the three months ended September 30, 2026 is as follows:

	Units	Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2026	1,253,715	$30.92	1.74	$27,770
Granted	880,248	25.91
Vested	(326,528)	29.28
Forfeited or expired	(90,397)	29.05
Outstanding at September 30, 2026	1,717,038	$28.76	2.28	$38,496
Restricted Share Units (Other)
In addition to the grants made in connection with the LTIP discussed above, from time to time, we may grant RSUs to certain employees in accordance with employment and other non-LTIP related agreements. RSUs (other) vest over a specified contract date, typically one to four years from the respective date of grants.
A summary of activity under our RSUs (other) issued for the three months ended September 30, 2026 is as follows:

	Units	Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2026	2,122,915	$33.00	1.94	$47,023
Granted	446,964	24.97
Forfeited or expired	(67,632)	32.66
Outstanding at September 30, 2026	2,502,247	$31.58	1.79	$56,100
Stock Option Plans
A summary of activity under our stock option plans for the three months ended September 30, 2026 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2026	7,563,510	$34.23	4.25	$—
Granted	152,500	25.66
Forfeited or expired	(715,512)	33.72
Outstanding at September 30, 2026	7,000,498	$34.09	4.16	$—
Exercisable at September 30, 2026	3,556,273	$38.52	2.84	$—
As of September 30, 2026, 9,204,524 options to purchase Common Shares were available for issuance under our stock option plans.

We estimate the fair value of stock options using the Black-Scholes option-pricing model consistent with the provisions of Topic 718 and SEC Staff Accounting Bulletin No. 107. The option-pricing models require input of subjective assumptions, including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility as a basis for projecting the expected volatility of the underlying stock and estimate the expected life of our stock options based upon historical data.
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions estimated under the Black-Scholes option-pricing model were as follows:

	Three Months Ended September 30,
	2026	2025
Weighted–average fair value of options granted	$5.85	$6.69
Weighted-average assumptions used:
Expected volatility	33.66%	31.00%
Risk–free interest rate	4.36%	3.77%
Expected dividend yield	4.29%	3.52%
Expected life (in years)	4.32	4.37
Forfeiture rate (based on historical rates)	7%	7%
Average exercise share price	$25.66	$30.22
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
A summary of activity under our DSUs issued for the three months ended September 30, 2026 is as follows:

	Units	Weighted-Average Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000's)
Outstanding at June 30, 2026 (1)	790,968	$31.80	0.44	$17,070
Granted	13,144	24.02
Outstanding at September 30, 2026 (2)	804,112	$31.67	0	$18,028
______________________
(1)Includes 66,419 unvested DSUs.
(2)Includes 66,172 unvested DSUs.

NOTE 12—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2026 - June 30, 2027	July 1, 2027 - June 30, 2029	July 1, 2029 - June 30, 2031	July 1, 2031 and beyond
Long-term debt obligations (1)	$6,647,061	$254,245	$2,397,029	$3,332,381	$663,406
Obligations for future leases (2) (3)	53,544	853	15,897	20,943	15,851
Purchase obligations for contracts not accounted for as lease obligations (2)	246,133	110,783	75,350	40,000	20,000
Total	$6,946,738	$365,881	$2,488,276	$3,393,324	$699,257
______________________
(1)Includes interest up to maturity and principal payments. The information presented herein does not give effect to the issuance of the Senior Secured Notes 2031 and Senior Secured Notes 2033, full redemption and cancellation of the Senior Secured Notes 2027, or the cash tender offer of a portion of the Senior Notes 2028, that occurred subsequent to September 30, 2026. See Note 9 “Long-Term Debt” and Note 24, “Subsequent Events” for more details.
(2)Represents the undiscounted future minimum lease payments relating to operating leases signed but not yet commenced as of September 30, 2026.
(3)For more details on contractual obligations relating to leases and purchase obligations accounted for under ASC Topic 842, see Note 4 “Leases.”
Guarantees and Indemnifications
We have entered into client agreements which may include provisions to indemnify our clients against third-party claims that our software products or services infringe certain third-party intellectual property rights and for liabilities related to a breach of our confidentiality obligations. We have not made any material payments in relation to such indemnification provisions and have not accrued any liabilities related to these indemnification provisions in our Condensed Consolidated Financial Statements.
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
Contingencies
CRA Matter
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessment for Fiscal 2012, Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016. Assuming the utilization of available tax attributes (further described below), we estimate our potential aggregate liability, as of September 30, 2026, in connection with the CRA’s reassessments for Fiscal 2012 through Fiscal 2016, to be limited to penalties, interest and provincial taxes that may be due of approximately $88.8 million. As of September 30, 2026, we have provisionally paid approximately $32.0 million in order to fully preserve our rights to object to the CRA’s audit positions, being the minimum payment required under Canadian legislation while the matter is in dispute. This amount is recorded within Long-term income taxes recoverable on the Condensed Consolidated Balance Sheets as of September 30, 2026.
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
The CRA has audited Fiscal 2017 through Fiscal 2021 on a basis that we strongly disagree with and are contesting. The focus of the CRA audit has been the valuation of certain intellectual property and goodwill when one of our subsidiaries continued into Canada from Luxembourg in July 2016. In accordance with applicable rules, these assets were recognized for tax purposes at fair market value as of that time, which value was supported by an expert valuation prepared by an independent leading accounting and advisory firm. CRA’s position for Fiscal 2017 through Fiscal 2021 relies in significant part on the application of its positions regarding our transfer pricing methodology that are the basis for its reassessment of our Fiscal years 2012 to 2016 described above, and that we believe are without merit. Other aspects of CRA’s position for Fiscal 2017 through Fiscal 2021 conflict with the expert valuation prepared by the independent leading accounting and advisory firm that was used to support our original filing position. The CRA issued notices of reassessment in respect of Fiscal 2017 through Fiscal 2021 on a basis consistent with its proposal to reduce the available depreciable basis of assets in Canada. We have filed notices of objection to the reassessments for each of these years. If we are ultimately unsuccessful in defending our position, the estimated impact of the proposed adjustment could result in us recording an income tax expense, with no immediate cash payment, to reduce the stated value of our deferred tax assets of up to approximately $470 million. Any such income tax expense could also have a corresponding cash tax impact that would primarily occur over a period of several future years based upon annual income realization in Canada. We strongly disagree with the CRA’s position for Fiscal 2017 through Fiscal 2021 and intend to vigorously defend our original filing position. We are not required to provisionally pay any cash amounts to the CRA as a result of the reassessment in respect of Fiscal 2017 through Fiscal 2019 due to utilization of available tax attributes; however for Fiscal 2020 and 2021, we have provisionally paid approximately $57.9 million in order to fully preserve our rights to object to the CRA’s audit positions and intend to make an additional payment of $2.2 million on account of Fiscal 2021 by December 31, 2026. To the extent the CRA reassesses subsequent fiscal years on a similar basis, we may make certain minimum payments required under Canadian legislation.
We will continue to vigorously contest the adjustments to our taxable income and any penalty and interest assessments, as well as any reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of these reassessments or proposed reassessments in our Condensed Consolidated Financial Statements.
NOTE 13—INCOME TAXES
The Company’s effective tax rate for the three months ended September 30, 2026 was 22.0%. The Company’s effective tax rate differs from the Canadian federal and provincial statutory rate of 26.5% primarily due to tax benefits related to research and development credits and a net decrease in unrecognized tax benefits, partially offset by the impact of internal reorganizations.

The Company’s effective tax rate for the three months ended September 30, 2025 was 21.1%. The Company’s effective tax rate for the three months ended September 30, 2025, differs from the Canadian federal and provincial statutory rate of 26.5% primarily due to tax benefits related to foreign tax credits, research and development credits, and changes in unrecognized tax benefits, partially offset by foreign source income inclusion in the U.S. and withholding taxes.
As of September 30, 2026, the gross amount of unrecognized tax benefits accrued was $115.5 million (June 30, 2026 — $121.3 million), which is inclusive of interest and penalties accrued of $10.8 million (June 30, 2026 — $12.1 million).
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

The following table summarizes the fair value of the Company’s financial instruments as of September 30, 2026 and June 30, 2026:

		Fair Value
	Fair Value Hierarchy	September 30, 2026	June 30, 2026
Assets:
Available-for-sale financial assets (Note 7)	Level 2	$17,471	$17,816
Available-for-sale financial assets (Note 7)	Level 3	27,324	27,326
Derivative asset (Note 15)	Level 2	157	204

Liabilities:
Derivative liability (Note 15)	Level 2	$(199,720)	$(219,065)
Senior Notes (Note 9) (1)	Level 2	(4,038,903)	(4,079,262)
______________________
(1)Senior Notes are presented within the Condensed Consolidated Balance Sheets at amortized cost. See Note 9 “Long-Term Debt” for further details.
Changes in Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in the fair value of our Level 3 available-for-sale financial assets between June 30, 2026 and September 30, 2026.

Available-for-sale financial assets
Balance as of June 30, 2026	$27,326
Loss recognized in income	(2)
Balance as of September 30, 2026	$27,324
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended September 30, 2026 and 2025, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2026 and 2025, no indications of impairments were identified and therefore no fair value measurements were required.
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
We have designated these transactions as cash flow hedges of forecasted transactions under Topic 815. As the critical terms of the hedging instrument and of the entire hedged forecasted transaction are the same, in accordance with Topic 815, we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within Other comprehensive income, net within the Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2026, the fair value of the contracts is recorded within Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets and represents the net loss before tax effect that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months.
As of September 30, 2026, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $94.1 million (June 30, 2026—$94.6 million).

Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The fair values of outstanding derivative instruments are as follows:

		As of September 30, 2026		As of June 30, 2026
Instrument	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedges:
Cash flow hedge	Accounts payable and accrued liabilities	$—	$(2,481)	$—	$(2,836)
Net investment hedge	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	—	(117,661)	—	(129,092)
Total derivatives designated as hedges		—	(120,142)	—	(131,928)

Derivatives not designated as hedges:
Cross currency swap contracts	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	157	(79,578)	204	(87,137)
Total derivatives not designated as hedges		157	(79,578)	204	(87,137)
Total		$157	$(199,720)	$204	$(219,065)
The effects of gains (losses) from derivative instruments on our Condensed Consolidated Statements of Income are as follows:

		Three Months Ended September 30,
Instrument	Income Statement Location	2026	2025
Derivatives designated as hedges:
Cash flow hedge	Operating expenses	$(803)	$153
Net investment hedge	Interest and other related expense, net	246	124

Derivatives not designated as hedges:
Cross currency swap contracts	Other income (expense), net	7,558	7,843
Cross currency swap contracts	Interest and other related expense, net	223	136
Total		$7,224	$8,256
The effects of the cash flow and net investment hedges on our Condensed Consolidated Statements of Comprehensive Income are as follows:

	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income Location	Three Months Ended September 30,
		2026	2025
Gain (loss) recognized in OCI (loss) on cash flow hedge (effective portion)	Unrealized gain (loss) on cash flow hedge	$(449)	$(2,279)
Gain (loss) recognized in OCI (loss) on net investment hedge (effective portion)	Net foreign currency translation adjustment	10,869	11,443
Gain (loss) reclassified from AOCI into income (effective portion) - cash flow hedge	Operating expenses	(803)	153
Gain (loss) reclassified from AOCI into income (excluded from effectiveness testing) - net investment hedge	Interest and other related expense, net	561	561

NOTE 16—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition and divestiture-related costs and other similar charges.

	Three Months Ended September 30,
	2026	2025
Business Optimization Plan	$22,255	$12,269
Other historical restructuring plans	156	(590)
Divestiture-related costs	4,581	941
Other charges (recoveries)	6,298	7,519
Total	$33,290	$20,139
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
As of September 30, 2026, we revised the expected total costs to be incurred in connection with the Business Optimization Plan to be approximately $270.0 million, of which $246.2 million has been recorded to date. For the three months ended September 30, 2026, $22.3 million has been recorded within Special charges (recoveries) within the Condensed Consolidated Statements of Income. The entire Business Optimization Plan is expected to be substantially completed by the second quarter of Fiscal 2027.
A reconciliation of the beginning and ending restructuring liability for the Business Optimization Plan, which is included within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets, for the three months ended September 30, 2026 is shown below.

Business Optimization Plan	Workforce reduction	Facility charges	Total
Balance payable as of June 30, 2026	$44,631	$6,637	$51,268
Accruals and adjustments	22,312	(50)	22,262
Cash payments	(22,744)	(556)	(23,300)
Foreign exchange and other non-cash adjustments	(945)	89	(856)
Balance payable as of September 30, 2026	$43,254	$6,120	$49,374
Divestiture-related costs
Divestiture-related costs, recorded within Special charges (recoveries), include the direct costs of potential and completed divestitures.
Other charges (recoveries)
For the three months ended September 30, 2026, Other charges (recoveries) includes $6.3 million of expenses related to costs associated with the Company’s enterprise assessment and other miscellaneous charges.
For the three months ended September 30, 2025, Other charges (recoveries) includes $7.5 million of expenses related to severance and other miscellaneous charges.

NOTE 17—ACQUISITIONS AND DIVESTITURES
Divestiture of Vertica Business
On May 11, 2026, the Company completed the sale of its Vertica business to Rocket Software, for $150.0 million in cash before taxes, fees and other adjustments. The results of the Vertica business were recorded and presented within our Condensed Consolidated and Consolidated Financial Statements during Fiscal 2026 from July 1, 2025 through May 11, 2026. In connection with the sale, a gain of $11.6 million was recorded in Other income (expense), net within our Consolidated Financial Statements for the year ended June 30, 2026.
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
The Company used the proceeds from the transaction to prepay $150.0 million of the outstanding principal balance of the Acquisition Term Loan. The Company has also agreed to provide certain transition services to Rocket Software following completion of the divestiture for up to 12 months, with optional extensions for up to an additional six months, which are included in financing activities on the Condensed Consolidated Statements of Cash Flows. These transition service costs are reimbursable by Rocket Software. For the three months ended September 30, 2026, we billed Rocket Software $1.4 million under a transition services agreement (TSA).
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
Divestiture of eDOCS Business
On January 12, 2026, the Company completed the sale of its eDOCS business to NetDocuments Software, Inc. (NetDocuments), for $163.0 million in cash before taxes, fees and other adjustments. The results of the eDOCS business were recorded and presented within our Condensed Consolidated and Consolidated Financial Statements during Fiscal 2026 from July 1, 2025 through January 11, 2026. In connection with the sale, a gain of $64.5 million including working capital adjustments was recorded in Other income (expense), net within our Consolidated Statements of Income for the year ended June 30, 2026.

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
The Company used the proceeds from the transaction to prepay $163.0 million of the outstanding principal balance of the Acquisition Term Loan. The Company has also agreed to provide certain transition services to NetDocuments following completion of the divestiture for up to 12 months, which are included in financing activities on the Condensed Consolidated Statements of Cash Flows. These transition service costs are reimbursable by NetDocuments. For the three months ended September 30, 2026, we billed NetDocuments $0.5 million under a TSA.
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
NOTE 18—SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting” (Topic 280), establishes standards for reporting, by public business enterprises, information about operating segments, products and services, geographic areas and major clients. The method of determining what information, under Topic 280, to report is based on the way that an entity organizes operating segments for making operational decisions and how the entity’s management and chief operating decision maker (CODM) assess an entity’s financial performance.
The Company’s CODM is its Chief Executive Officer. Our operations are analyzed by the CODM as being part of a single industry segment: the design, development, marketing and sale of data management software and solutions for enterprise AI. The CODM uses Net income on a consolidated basis as the primary measure of profitability, as it is most consistent with the measurement principles used in the Condensed Consolidated Statements of Income. In addition, the CODM utilizes Adjusted EBITDA (as defined below), a non-GAAP measure, as an additional measure of profitability. The Company believes that Adjusted EBITDA is a useful measure for evaluating overall operating performance because it reflects the underlying profitability of the business by excluding the effect of non-cash or non-operational expenses and facilitates comparability across periods and aligns with the metrics used in internal planning processes.
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

The following tables present segment revenues, significant segment costs and expenses and Adjusted EBITDA and reconciliations from Adjusted EBITDA to Net income, as well as from Adjusted EBITDA to Income before income taxes for the periods presented:

	Three Months Ended September 30,
	2026	2025
Segment revenues
Cloud services and subscriptions	$505,469	$484,509
Client support	534,111	586,845
License	123,847	134,548
Professional service and other	73,207	82,233
Total revenues	1,236,634	1,288,135
Significant segment costs and expenses
Adjusted Cost of revenues (1)	285,102	303,114
Adjusted Research and development (2)	138,493	165,519
Adjusted Sales (2)	217,389	203,481
Adjusted Marketing (2)	53,327	46,678
Adjusted General and administrative (2)	99,838	101,888
Less:
Net income attributable to non-controlling interests	53	44
Adjusted EBITDA	$442,432	$467,411
Add:
Net income attributable to non-controlling interests	53	44
Less:
Depreciation	39,802	35,921
Provision for income taxes	43,683	39,199
Other segment items (3)	203,700	245,675
Net income	$155,300	$146,660
______________________
(1)Adjusted cost of revenues excludes Amortization of acquired technology-based intangible assets and share-based compensation expense.
(2)Adjusted operating expenses exclude share-based compensation expense.
(3)Other segment items include Interest and other related expense, net, Amortization of acquired technology-based intangible assets, Amortization of acquired client-based intangible assets, share-based compensation expense, Special charges (recoveries), and Other income (expense), net.

	Three Months Ended September 30,
	2026	2025
Adjusted EBITDA	$442,432	$467,411
Add:
Net income attributable to non-controlling interests	53	44
Less:
Depreciation	39,802	35,921
Interest and other related expense, net	67,938	81,114
Amortization of acquired technology-based intangible assets	42,810	44,204
Amortization of acquired client-based intangible assets	56,078	79,561
Share-based compensation	19,694	17,681
Special charges (recoveries)	33,290	20,139
Other (income) expense, net	(16,110)	2,976
Income before income taxes	$198,983	$185,859

NOTE 19—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges	Available-for-Sale Financial Assets	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2026	$(52,522)	$(2,085)	$1,764	$14,276	$(38,567)
Other comprehensive income (loss) before reclassifications, net of tax	1,615	(330)	(277)	—	1,008
Amounts reclassified into net income, net of tax	—	590	—	(534)	56
Total other comprehensive income (loss), net for the period	1,615	260	(277)	(534)	1,064
Balance as of September 30, 2026	$(50,907)	$(1,825)	$1,487	$13,742	$(37,503)
______________________
(1)The amount of foreign currency translation recognized in other comprehensive income during the three months ended September 30, 2026 included net gains (losses) relating to our net investment hedge of $10.9 million, as further discussed in Note 15 “Derivative Instruments and Hedging Activities.”

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
NOTE 20—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
	2026	2025
Cash paid during the period for interest	$57,917	$79,500
Cash received during the period for interest	8,035	10,817
Cash paid during the period for income taxes	82,200	77,321

NOTE 21—OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,
	2026	2025
Foreign exchange gains (losses)	$3,677	$(13,155)
Unrealized gains (losses) on derivatives not designated as hedges (1)	7,558	7,843
OpenText share in net income (loss) of equity investees (2)	5,729	2,417
Other miscellaneous income (expense)	(854)	(81)
Total other income (expense), net	$16,110	$(2,976)
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

	Three Months Ended September 30,
	2026	2025
Basic earnings per share
Net income attributable to OpenText	$155,247	$146,616
Basic earnings per share attributable to OpenText	$0.64	$0.58
Diluted earnings per share
Net income attributable to OpenText	$155,247	$146,616
Diluted earnings per share attributable to OpenText	$0.64	$0.58
Weighted-average number of shares outstanding (in ‘000’s)
Basic	242,012	253,645
Effect of dilutive securities	75	127
Diluted	242,087	253,772
Excluded as anti-dilutive (1)	7,307	8,698
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
During the three months ended September 30, 2026, the Company’s Chair of the Board, Mr. P. Thomas Jenkins, earned $3.0 million as milestone fees under his prior agreement as Chief Strategy Officer, which payments were approved during the quarter in accordance with the Company’s policies and practices.
NOTE 24—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on November 3, 2026, a dividend of $0.28 per Common Share. The record date for this dividend is December 4, 2026 and the payment date is December 18, 2026. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board.
Senior Secured Notes
On October 1, 2026, the Company issued $500 million in aggregate principal amount of 6.70% senior secured notes due 2031 (Senior Secured Notes 2031) and $500 million in aggregate principal amount of 7.15% senior secured notes due 2033 (Senior Secured Notes 2033) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. The Senior Secured Notes 2031 and the Senior Secured Notes 2033 bear interest at rates of 6.70% and 7.15% per annum, respectively, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2027. The Senior Secured Notes 2031 and the Senior Secured Notes 2033 will mature on October 15, 2031 and October 15, 2033, respectively, unless earlier redeemed, in accordance with their terms, or repurchased.
The Senior Secured Notes 2031 and the Senior Secured Notes 2033 are guaranteed on a senior secured basis by certain of the Company’s subsidiaries and are secured with the same priority as the Company’s senior credit facilities. The Senior Secured Notes 2031 and the Senior Secured Notes 2033 and the related guarantees are effectively senior to all of the Company’s and the guarantors’ senior unsecured debt to the extent of the value of the collateral and are structurally subordinated to all existing and future liabilities of the Company’s existing and future subsidiaries that do not guarantee such notes.
On October 2, 2026, the Company used the net proceeds from the issuance, along with cash on hand, to fund the redemption in full and cancellation of the outstanding $1.0 billion aggregate principal amount of Senior Secured Notes 2027, including the applicable redemption premium, accrued and unpaid interest and related costs and expenses.
Senior Notes 2028
On October 2, 2026, the Company purchased and cancelled $300.0 million of the aggregate outstanding principal amount of the Senior Notes 2028 pursuant to a cash tender offer.
Revolving Credit Facility
On October 1, 2026, the Company amended its $750.0 million committed revolving credit facility to, among other things, extend its maturity from December 19, 2028 to October 1, 2031, subject to certain conditions. Borrowings under the Revolver are secured on a pari passu basis with the Acquisition Term Loan, the Senior Secured Notes 2031 and the Senior Secured Notes 2033.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and other similar language, as they relate to Open Text Corporation (OpenText or the Company), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to, statements regarding: (i) our focus in the fiscal years beginning July 1, 2026 and ending June 30, 2027 (Fiscal 2027) and July 1, 2027 and ending June 30, 2028 (Fiscal 2028) on growth in earnings and cash flows; (ii) creating value through investments in broader data management capabilities; (iii) our future business plans and operations, strategic goals and business planning process, including the Company’s business optimization plan announced in July 2024 (the Business Optimization Plan) and the potential redeployment of capital from non-core assets to enhance focus on our core data management business as clients increasingly adopt AI and support long-term shareholder returns; (iv) business trends; (v) distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases, the timing thereof and the clients targeted; (viii) the Company’s financial condition, results of operations and earnings; (ix) the basis for any future growth, including organic and inorganic growth, and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment; (xiii) annual recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) existing and foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) acquisitions and their expected impact, including our ability to realize the benefits expected from the acquisitions and to successfully integrate the assets we acquire or utilize such assets to their full capacity (see Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more details); (xxiii) tax audits; (xxiv) the expected impact of the Russia-Ukraine and Middle East conflicts and other geopolitical disputes on our business;(xxv) expected costs of the Business Optimization Plan and other initiatives; (xxvi) initiatives we establish and targets that we set related to corporate citizenship-related activities; (xxvii) divestitures and their expected impact; (xxviii) the implementation of or changes to global tariff regimes or other trade policies and the resulting uncertainty to the macroeconomic environment; (xxix) the expected impact of our share repurchase plan on our overall strategic capital allocation; and (xxx) other matters.
In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. The forward-looking statements contained in this report are based on certain assumptions including the following: (i) the evolving adoption of artificial intelligence (AI)-enabled technologies by our clients and the level of demand for our products and solutions; (ii) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (iii) our continued operation of a secure and reliable business network; (iv) the stability of general political, economic and market conditions, including any potential recession and current or threatened tariffs or trade restrictions; (v) our ability to manage inflation, including increased labour costs associated with attracting and retaining employees, and volatile interest rates; (vi) our continued ability to manage certain foreign currency risk through hedging; (vii) equity and debt markets continuing to provide us with access to capital on acceptable terms; (viii) our continued ability to identify, source and finance attractive and executable business combination and portfolio divestiture opportunities, as well as our ability to continue to successfully integrate any such opportunities, including in accordance with the expected timeframe and/or cost budget for such integration; (ix) our continued ability to avoid infringing third-party intellectual property rights; and (x) our ability to successfully implement our restructuring plans. Management’s estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) our inability to realize successfully any anticipated synergy benefits from acquisitions; (ii) the actual and potential impacts of the use of cash and incurrence of indebtedness, including the granting of security interests related to such debt; (iii) the change in scope and size of our operations as a result of acquisitions or divestitures and risks relating to any such acquisitions or divestitures and the impact of divestitures on our remaining business, including the divestiture of eDOCS and divestiture of Vertica; (iv) the uncertainty around expectations related to the business prospects from potential acquisitions; (v) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (vi) the possibility that we may be unable to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity and not realize the benefits we expect from our acquired portfolios and businesses; (vii) the potential for the incurrence of or assumption of debt in connection with acquisitions, its impact on future operations and on the ratings or outlooks of rating agencies on our outstanding debt securities, the possibility of not being able to generate sufficient cash to service all indebtedness, and our ability to reduce our outstanding debt; (viii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (ix) the risks associated with bringing new products and services to market; (x) fluctuations in currency exchange rates (including as a result of the impact of any policy changes resulting from trade and tariff disputes) and the impact of mark-to-market valuation relating to associated derivatives; (xi) delays in the purchasing decisions of the Company’s clients; (xii) competition the Company faces in its industry and/or marketplace; (xiii) the final determination of litigation, tax audits (including tax examinations in Canada, the United States or elsewhere) and other legal proceedings; (xiv) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, United States or international tax regimes; (xv) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xvi) the continuous commitment of the Company’s clients; (xvii) demand for the Company’s products and services; (xviii) increase in exposure to international business risks including the impact of geopolitical instability, political unrest, war and other global conflicts, and other geopolitical tensions, including the Russia-Ukraine and Middle East conflicts, as we continue to increase our international operations; (xix) adverse macroeconomic conditions, such as potential increases or changes in global tariff policies and structures and the timing thereof, the effects of global relations, including escalating tensions, imposition of tariffs, retaliatory measures, restrictive regulations or boycotts, and other trade policies, inflation, disruptions in global supply chains and increased labour costs; (xx) inability to raise capital at all or on favourable terms in the future; (xxi) downward pressure on our share price and the dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xxii) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and other profitability prospects; (viii) the estimated size and growth prospects of the data management market; (ix) the Company’s competitive position in the data management market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by clients; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the data management marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security, cybersecurity or other data breaches in connection with the Company’s offerings or the information technology systems used by the Company generally, the risk of which may be increased during times of natural disaster or pandemic due to remote working arrangements; (xiv) the integration of AI and other machine learning into some of our products, systems or solutions; (xv) failure to achieve any corporate citizenship-related targets we set; (xvi) failure to attract and retain key personnel to develop and effectively manage the Company’s business; (xvii) the ability of the Company’s subsidiaries to make distributions to the Company; and (xviii) increased attention from shareholders, governments, clients and other key relationships regarding our corporate citizenship practices and increased regulatory scrutiny of such practices and related disclosures, which could impact our business activities, financial performance and reputation.

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
All dollar and percentage comparisons made herein refer to the three months ended September 30, 2026, compared with the three months ended September 30, 2025, unless otherwise noted.
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.
Executive Overview
Incorporated in 1991, OpenText is a leading global provider of trusted context and connected data for credible enterprise AI outcomes. We give clients the choice to transform and operate at their best: deployment on-premise or in the cloud, with the type of cloud they need, public, private or sovereign, and to integrate with any enterprise-grade language model, to meet business, security, and regulatory obligations. We operate across the private, public, and highly regulated sectors including retail, financial services, government, manufacturing, healthcare, energy, and logistics.
As enterprise adoption of AI continues to evolve, organizations increasingly require trusted, governed enterprise data with context to deploy AI effectively. OpenText’s solutions portfolio build on the Company’s longstanding data management capabilities to help clients meet those evolving requirements. OpenText’s solutions portfolio manages and govern the creation, capture, use, analysis, and lifecycle of structured and unstructured enterprise data. We help organizations move confidently from AI experimentation to agentic AI at scale while meeting privacy and compliance requirements.
By supporting clients wherever they are in their AI journey, we aim to build long-term, high-value client relationships.Our AI-first solutions are available across a combination of private, public and sovereign cloud, managed cloud services, Application Programming Interface and on-premise environments. This deployment flexibility enables organizations to operate across hybrid and multi-cloud environments while meeting operational, security, and regulatory obligations. Our investments in research and development (R&D) drive ongoing innovation in AI, cloud, and cybersecurity, seeking to increase the value of our offerings to our existing and prospective client base, which includes global enterprises, small and medium-sized businesses (SMBs), regulated industries, governments, and other clients around the world.
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. Our ticker symbol on both the NASDAQ and the TSX is “OTEX.”
As of September 30, 2026, we had approximately 19,500 employees, of which approximately 6,700 or 34% are in the Americas, 4,500 or 23% are in EMEA and 8,300 or 43% are in Asia Pacific. Currently, we have employees in 42 countries enabling strong access to multiple talent pools while ensuring reach and proximity to our clients. See “Results of Operations” below for our definitions of geographic regions.

Quarterly Summary:
During the first quarter of Fiscal 2027, we saw the following activity as compared to the first quarter of Fiscal 2026:
•Total revenue was $1,236.6 million, down 4.0% compared to the same period in the prior fiscal year; down 3.9% after excluding the unfavourable impact of $1.6 million of foreign currency exchange rates and down 1.7% after additionally adjusting for the impact of revenues from the divested eDOCS and Vertica businesses. Total revenue was down as increases in the Content and Business Network product categories were offset by decreases in the Cybersecurity (Enterprise), Cybersecurity (SMB & Consumer), ITOM, ADM, Analytics and Portfolio product categories.
•Total annual recurring revenue, which we define as the sum of cloud services and subscriptions revenue and client support revenue, was $1,039.6 million, down 3.0% compared to the same period in the prior fiscal year; down 2.9% after excluding the unfavourable impact of $1.1 million of foreign exchange rate changes.
•Cloud services and subscriptions revenue was $505.5 million, up 4.3% compared to the same period in the prior fiscal year; up 4.3% after excluding the unfavourable impact of $0.1 million of foreign exchange rate changes.
•GAAP-based gross margin was 73.2% compared to 72.8% in the same period in the prior fiscal year.
•Non-GAAP-based gross margin was 76.9% compared to 76.5% in the same period in the prior fiscal year.
•GAAP-based net income attributable to OpenText was $155.2 million compared to $146.6 million in the same period in the prior fiscal year.
•Non-GAAP-based net income attributable to OpenText was $254.4 million compared to $266.3 million in the same period in the prior fiscal year.
•GAAP-based earnings per share (EPS), diluted, was $0.64 compared to $0.58 in the same period in the prior fiscal year.
•Non-GAAP-based EPS, diluted, a non-GAAP measure, was $1.05 compared to $1.05 in the same period in the prior fiscal year.
•Adjusted EBITDA, a non-GAAP measure, was $442.4 million compared to $467.4 million in the same period in the prior fiscal year.
•Operating cash flow was $172.3 million for the three months ended September 30, 2026 compared to $147.8 million in the same period in the prior fiscal year, up 16.6%.
•Free cash flow was $138.5 million for the three months ended September 30, 2026, compared to $101.2 million in the same period in the prior fiscal year, up $37.3 million.
•Cash and cash equivalents were $983.3 million as of September 30, 2026, compared to $956.0 million as of June 30, 2026.
•During the three months ended September 30, 2026, we repurchased and cancelled 980,700 Common Shares for $23.4 million, inclusive of 2% Canadian excise taxes recorded (3,156,323 Common Shares for $102.0 million in the three months ended September 30, 2025).
See “Use of Non-GAAP Financial Measures” below for definitions and reconciliations of GAAP-based measures to Non-GAAP-based measures. See “Acquisitions and Divestitures” below for the impact of divestitures on the period-to-period comparability of results.
Fiscal 2027 Financing Transactions

On October 1, 2026, the Company issued $500 million in aggregate principal amount of 6.70% senior secured notes due 2031 (Senior Secured Notes 2031) and $500 million in aggregate principal amount of 7.15% senior secured notes due 2033 (Senior Secured Notes 2033). On October 2, 2026, the Company used the net proceeds from the issuance of the Senior Secured Notes 2031 and the Senior Secured Notes 2033, along with cash on hand, to fund (i) the redemption in full and cancellation of the outstanding $1.0 billion aggregate principal amount of Senior Secured Notes 2027, including the applicable redemption premium, accrued and unpaid interest and related costs and expenses, and (ii) the purchase and cancellation of $300.0 million of the aggregate outstanding principal amount of the Senior Notes 2028 pursuant to a cash tender offer. In addition, on October 1, 2026, the Company amended its $750.0 million committed revolving credit facility (the Revolver) to, among other things, extend its maturity from December 19, 2028 to October 1, 2031, subject to certain conditions. See Note 9 "Long-Term Debt" and Note 24 "Subsequent Events" to our Condensed Consolidated Financial Statements for more information.
Acquisitions and Divestitures
As a result of the continually changing marketplace in which we operate and our strategic objectives, we regularly evaluate acquisition and divestiture opportunities within our market and at any time may be in various stages of discussions with respect to such opportunities.
Divestiture of Vertica Business
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
Divestiture of eDOCS Business
On January 12, 2026, the Company completed the divestiture of an on-premise solution (eDOCS), a part of its Portfolio product category, to NetDocuments, for $163.0 million in cash before taxes, fees and other adjustments. The Company used the proceeds from the transaction to prepay $163.0 million of its outstanding principal balance of the Acquisition Term Loan (as defined below). See Note 17 “Acquisitions and Divestitures” to our Condensed Consolidated Financial Statements for more information.
Impacts of Geopolitical Conflicts and Diplomatic Tensions
We continue to monitor the geopolitical conflicts and diplomatic tensions around the world, including the Russia-Ukraine and Middle East conflicts. We have ceased all direct business in Russia and Belarus. While our operations within these locations are not material and we do not expect these geopolitical conflicts to have a material adverse effect on our overall business, results of operations or financial condition, it is not possible to predict the broader consequences or broader expansion of these conflicts, including adverse effects on the global economy, on our business and operations as well as those of our clients, partners and third-party service providers. See also “Outlook for Remainder of Fiscal 2027” for significant tariff and trade developments. For more information, see Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for Fiscal 2026.

Outlook for Remainder of Fiscal 2027
Financial Outlook
As of November 5, 2026, the Company maintains its full year Fiscal 2027 outlook, which remains unchanged following the product category reclassifications made as part of the enterprise assessment. See Note 3, “Revenues” to the Condensed Consolidated Financial Statements for additional information regarding the product category reclassifications. The Company’s outlook is as follows:

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
The forward-looking measures and the underlying assumptions involve significant known and unknown risks and uncertainties including the risks described above and in part II, Item 1A “Risk Factors” herein and the
Company’s Annual Report on Form 10-K, including Part I, Item 1A “Risk Factors” therein, and actual results may vary materially. The Company does not present a reconciliation of the forward-looking non-GAAP financial measures, Adjusted EBITDA (as defined below), to the most directly comparable GAAP financial measure because it is impractical to forecast certain items without unreasonable efforts due to the uncertainty and inherent difficulty of predicting, within a reasonable range, the occurrence and financial impact of and the periods in which such items may be recognized.
Divestitures and foreign currency exchange rate fluctuations can affect the comparability of our financial results between periods, particularly with respect to revenues. We believe setting Fiscal 2027 outlook metrics in constant currency and excluding divested revenues enhances transparency and facilitates meaningful period-to-period comparisons of our underlying performance. See “Impact on Revenues of Divested Businesses and Foreign Currency” (under “Results of Operations”) for additional information.
In addition, we intend to continue our disciplined capital allocation program with our debt reduction, organic growth investments, quarterly dividend and share repurchase program. See Note 24 “Subsequent Events” to the Condensed Consolidated Financial Statements for additional information.
Enterprise Assessment
As previously announced during the fourth quarter of Fiscal 2026, we launched an enterprise assessment, a strategic review of every part of our business, to identify actions to lay the foundation for our multi-year plan to grow shareholder value. This assessment focuses on a number of areas including our go-to-market strategy, portfolio composition and differentiation, sales and marketing enablement, our talent and culture, and execution model. The product category reclassifications and disclosure of the Portfolio category during the first quarter of Fiscal 2027, were a result of the enterprise assessment. These product categories may be further adjusted as we continue to assess our portfolio composition as part of the enterprise assessment. See Note 3 “Revenues” to the Condensed Consolidated Financial Statements for additional information regarding the product category reclassifications.

As of September 30, our enterprise assessment is now moving into the next phase. We are moulding its findings into our multi-year growth plan. As a result, our outlook metrics by product categories, or other items, may be adjusted to align to changes as a result of the enterprise assessment. See “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for Fiscal 2026.
Strategic Priorities
We are a leading provider of trusted context and connected data for credible AI outcomes. The foundation powers the AI stack, and with our strategic ecosystem partners, it makes it possible for the agentic enterprise to scale from pilot to production. We deliver with disciplined execution and capital allocation, which we expect will return the business to sustainable organic revenue growth on a constant currency basis.
Refer to “Business — OpenText Strategy” included in Item 1 in our Annual Report on Form 10-K for Fiscal 2026 for additional information.
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
As of September 30, 2026, we have incurred $246.2 million of the total expected costs of up to approximately $270.0 million. These costs primarily related to workforce reduction driven by automation, centralization, and simplification, as well as associated real estate footprint reductions globally.
The Business Optimization Plan along with other savings initiatives, when fully implemented, is expected to generate total annualized savings of approximately $580.0 million. The Company realized approximately 67% of these savings during Fiscal 2025 and 2026 and expects to realize the remaining 33% in Fiscal 2027. The entire Business Optimization Plan is expected to be substantially completed by the second quarter of Fiscal 2027. See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2026.
Additional Considerations
We conduct business globally and are subject to a complex and evolving international trade environment. Recent trade tensions among major economies have led to the dissolution of trade agreements and the imposition of tariffs and other restrictive measures. These tariffs and other restrictive measures generally do not currently target digital goods and services, including software, services, intangibles or other digital services; however, we cannot predict future trade policy or tariffs, including whether such digital goods and services will be subject to any form of tariffs or other restrictions in the future, or the timing of any impacts thereof. We also cannot predict the impact that such tariffs and other restrictive measures will have on the macroeconomic environment or our clients, which could adversely impact our business and our results of operations.
We will continue to closely monitor the potential impacts of changes in global tariff policies and structures and other trade policies, or related impacts on the global economy arising from the current geopolitical climate, such as inflation with respect to wages, services and goods, concerns regarding any potential recession, volatile interest rates, financial market volatility, or other impacts from the Russia-Ukraine and Middle East conflicts and other geopolitical disputes on our business. See Part II, Item 1A “Risk Factors” herein and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2026.
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

(i)Revenue recognition,
(ii)Goodwill,
(iii)Acquired intangibles, and
(iv)Income taxes.
For a full discussion of all our accounting policies, see Note 2 “Accounting Policies and Recent Accounting Pronouncements” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2026.
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
The comparability of our operating results for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was impacted by the divestitures of the eDOCS and Vertica businesses. The Company’s consolidated results excluded the results of eDOCS beginning January 12, 2026, and the results of Vertica beginning May 11, 2026. As such, consolidated operating results for the three months ended September 30, 2026 exclude the operating results of the eDOCS and Vertica businesses, while consolidated operating results for the three months ended September 30, 2025 include the operating results of the eDOCS and Vertica businesses for the entire period.
The following tables illustrate the revenues contributed by the divested businesses during the three months ended September 30, 2025.

Three Months Ended September 30, 2025
(In thousands)
Cloud services and subscriptions	$110
Client support	17,460
License	10,394
Professional service and other	548
Total divested revenues	$28,512

Three Months Ended September 30, 2025
(In thousands)
Vertica	$21,590
eDOCS	6,922
Total divested revenues	$28,512
Transition Services Agreements
In connection with the eDOCS and Vertica divestitures, the Company entered into separate transition services agreements (TSAs) with NetDocuments and Rocket Software, respectively, pursuant to which the Company agreed to provide certain transition services for up to 12 months following the closing date for the eDOCS divestiture and for up to 12 months following the closing date for the Vertica divestiture, with optional extensions for up to an additional six months. The costs of these transition services are reimbursable by NetDocuments and Rocket Software, respectively.
The following table illustrates the financial statement impact of these TSA reimbursements for the period presented, which were recorded as an offset to the respective costs incurred, within our Condensed Consolidated Statements of Income.

(In thousands)	Three Months Ended September 30, 2026
Professional service and other cost of revenue	$36
Client support cost of revenue	53
Research and development	105
Sales and marketing	41
General and administrative	1,682
Total	$1,917

Summary of Results of Operations

	Three Months Ended September 30,
(In thousands)	2026	Change increase (decrease)	2025
Total Revenues by Product Type:
Cloud services and subscriptions	$505,469	$20,960	$484,509
Client support	534,111	(52,734)	586,845
License	123,847	(10,701)	134,548
Professional service and other	73,207	(9,026)	82,233
Total revenues	1,236,634	(51,501)	1,288,135
Total Cost of Revenues	331,106	(19,513)	350,619
Total GAAP-based Gross Profit	905,528	(31,988)	937,516
Total GAAP-based Gross Margin %	73.2%		72.8%
Total GAAP-based Operating Expenses	654,717	(12,850)	667,567
Total GAAP-based Income from Operations	$250,811	$(19,138)	$269,949

% Revenues by Product Type:
Cloud services and subscriptions	40.9%		37.6%
Client support	43.2%		45.6%
License	10.0%		10.4%
Professional service and other	5.9%		6.4%

Total Cost of Revenues by Product Type:
Cloud services and subscriptions	$178,453	$6,236	$172,217
Client support	47,836	(16,228)	64,064
License	4,275	(2,821)	7,096
Professional service and other	57,732	(5,306)	63,038
Amortization of acquired technology-based intangible assets	42,810	(1,394)	44,204
Total cost of revenues	$331,106	$(19,513)	$350,619

% GAAP-based Gross Margin by Product Type:
Cloud services and subscriptions	64.7%		64.5%
Client support	91.0%		89.1%
License	96.5%		94.7%
Professional service and other	21.1%		23.3%

Total Revenues by Geography: (1)
Americas (2)	$703,362	$(30,214)	$733,576
EMEA (3)	422,368	(16,434)	438,802
Asia Pacific (4)	110,904	(4,853)	115,757
Total revenues	$1,236,634	$(51,501)	$1,288,135
% Revenues by Geography:
Americas (2)	56.9%		56.9%
EMEA (3)	34.2%		34.1%
Asia Pacific (4)	8.9%		9.0%

Other Metrics:
GAAP-based gross margin	73.2%		72.8%
Non-GAAP-based gross margin (5)	76.9%		76.5%
Net income attributable to OpenText	$155,247		$146,616
GAAP-based EPS, diluted	$0.64		$0.58
Non-GAAP-based EPS, diluted (5)	$1.05		$1.05
Adjusted EBITDA (5)	$442,432		$467,411
______________________
(1)Total revenues by geography are determined based on the location of our direct end client.
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
The following tables show the impact of divested businesses and foreign currency on Total revenues for the three months ended September 30, 2026 and 2025. See Note 3 “Revenues” to our Condensed Consolidated Financial Statements for additional information regarding our product categories and the related reclassifications.

	Three Months Ended September 30,
(In thousands)	2026	Impact of foreign exchange	Change increase (decrease) excluding foreign exchange	2025
Total Revenues by Product Type:
Cloud services and subscriptions (1)	$505,469	$(59)	$21,129	$484,399
Client support (1)	534,111	(1,089)	(34,185)	569,385
License (1)	123,847	(324)	17	124,154
Professional service and other (1)	73,207	(148)	(8,330)	81,685
Divested revenues	—	—	(28,512)	28,512
Total revenues (as reported)	$1,236,634	$(1,620)	$(49,881)	$1,288,135
% Total revenues change (as reported)	(4.0)%	(0.1)%	(3.9)%
% Total revenues change excluding divestitures (Non-GAAP)	(1.8)%	(0.1)%	(1.7)%

Total Revenues by Product Category:
Content	$523,010	$(1,754)	$46,890	$477,874
Business Network	160,894	(641)	1,034	160,501
ITOM	84,734	(444)	(11,426)	96,604
Cybersecurity (Enterprise)	95,830	(67)	(13,440)	109,337
Cybersecurity (SMB & Consumer)	127,717	1,143	(13,615)	140,189
ADM	103,970	(58)	(16,883)	120,911
Analytics (2)	20,721	(106)	1,657	19,170
Portfolio (2)	119,758	307	(15,586)	135,037
Divested revenues (2)	—	—	(28,512)	28,512
Total revenues	$1,236,634	$(1,620)	$(49,881)	$1,288,135
______________________
(1)Cloud services and subscriptions, Client support, License and Professional service and other revenues amount excludes the impact of the Vertica and eDOCS divestitures, which is shown in Divested revenues.
(2)For the three months ended September 30, 2025 Analytics revenues exclude the $21.6 million impact of the Vertica divestiture, and Portfolio revenues exclude the $6.9 million impact of the eDOCS divestiture, with both included in Divested revenues.

	Three Months Ended September 30,
(In thousands)	2025	Impact of foreign exchange	Change increase (decrease) excluding foreign exchange	2024
Total Revenues by Product Type:
Cloud services and subscriptions (1)	$484,399	$8,236	$19,268	$456,895
Client support (1)	569,385	13,262	(20,164)	576,287
License (1)	124,154	2,190	2,154	119,810
Professional service and other (1)	81,685	2,634	(11,057)	90,108
Divested revenues	28,512	989	1,618	25,905
Total revenues (as reported)	$1,288,135	$27,311	$(8,181)	$1,269,005
% Total revenues change	1.5%	2.2%	(0.6)%
% Total revenues change excluding divestitures (Non-GAAP)	1.3%	2.1%	(0.8)%

Total Revenues by Product Category
Content	$477,874	$14,367	$3,968	$459,539
Business Network	160,501	2,076	1,483	156,942
ITOM	96,604	2,864	(8,777)	102,517
Cybersecurity (Enterprise)	109,337	1,570	16,656	91,111
Cybersecurity (SMB & Consumer)	140,189	1,534	(8,710)	147,365
ADM	120,911	2,175	853	117,883
Analytics (2)	19,170	342	(2,910)	21,738
Portfolio (2)	135,037	1,394	(12,362)	146,005
Divested revenues (2)	28,512	989	1,618	25,905
Total revenues	$1,288,135	$27,311	$(8,181)	$1,269,005
______________________
(1)Cloud services and subscriptions, Client support, License and Professional service and other revenues amount excludes the impact of the Vertica and eDOCS divestitures, which is shown in Divested revenues.
(2)For three months ended September 30, 2024 Analytics revenues exclude the $18.7 million impact of the Vertica divestiture and Portfolio revenues exclude the $7.2 million impact of the eDOCS divestitures, with both included in Divested revenues.
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
For the quarter ended September 30, 2026, our cloud net renewal rate (Cloud NRR), excluding the impact of Carbonite Inc. and Zix Corporation, decreased to 95%, as compared to 96% for the quarter ended September 30, 2025. Cloud NRR measures the percentage of annual contract value retained from Enterprise cloud client subscription agreements available to renew, after giving effect to contract expansions (such as price increases and upsells) and reductions (cancellations). Cloud NRR excludes internal portfolio movements (such as migrations to the Company’s other Cloud offerings). Cloud NRR includes enterprise-based clients, which contribute approximately 90% of the Company’s total revenues, and excludes the impact of Carbonite Inc. and Zix Corporation, whose businesses primarily serve our small- and medium-sized business and consumer clients and comprise the remainder of our revenues.
Cost of Cloud services and subscriptions revenues is comprised primarily of third-party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs and some third-party royalty costs.

	Three Months Ended September 30,
(In thousands)	2026	Change increase (decrease)	2025
Cloud Services and Subscriptions:
Americas	$342,200	$1,053	$341,147
EMEA	131,581	17,098	114,483
Asia Pacific	31,688	2,809	28,879
Total Cloud Services and Subscriptions Revenues	505,469	20,960	484,509
Cost of Cloud Services and Subscriptions Revenues	178,453	6,236	172,217
GAAP-based Cloud Services and Subscriptions Gross Profit	$327,016	$14,724	$312,292
GAAP-based Cloud Services and Subscriptions Gross Margin %	64.7%		64.5%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	67.7%		70.4%
EMEA	26.0%		23.6%
Asia Pacific	6.3%		6.0%
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Cloud services and subscriptions revenues increased by $21.0 million or 4.3% during the three months ended September 30, 2026, as compared to the same period in the prior fiscal year; up 4.3% after excluding the unfavourable impact of $0.1 million of foreign exchange rate changes. The change was primarily driven by increases in the Content, Business Network, ITOM, Cybersecurity (Enterprise) and Analytics product categories, partly offset by a decrease in the Cybersecurity (SMB & Consumer), ADM and Portfolio product categories. Geographically, the overall change was attributable to an increase in EMEA of $17.1 million, an increase in Asia Pacific of $2.8 million and an increase in Americas of $1.1 million.
There were 35 cloud services contracts greater than $1.0 million that closed during the first quarter of Fiscal 2027, compared to 33 contracts during the first quarter of Fiscal 2026.
Cost of Cloud services and subscriptions revenues increased by $6.2 million during the three months ended September 30, 2026, as compared to the same period in the prior fiscal year. This was primarily due to an increase in third-party network usage fees of $3.4 million and an increase in labour-related costs of $2.3 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues increased to 65% from 64%.
2)    Client Support:
Client support revenues consist of revenues from our client support and maintenance agreements. These agreements allow our clients to receive technical support, enhancements and upgrades to new versions of our software products when available. Client support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Client support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, and are renewable, generally on an annual basis, at the option of the client. Our management reviews our client support renewal rates on a quarterly basis, and we use these rates as a method of monitoring our client service performance.
For the quarter ended September 30, 2026, our client support net renewal rate (Client Support NRR) increased to 92%, as compared to 91% for the quarter ended September 30, 2025. Client Support NRR measures the percentage of annual contract value retained from Enterprise client support agreements available to renew, after giving effect to contract expansions (such as price increases and upsells) and reductions (cancellations). Client Support NRR excludes internal portfolio movements (such as migrations to the Company's Cloud and other offerings). Client Support NRR includes enterprise-based clients, which contribute approximately 90% of the Company’s revenues, and excludes the impact of Carbonite Inc. and Zix Corporation, whose businesses primarily serve small- and medium-sized business and consumer clients and comprise the remainder of our revenues.
Cost of Client support revenues is comprised primarily of technical support personnel and related costs, as well as third-party royalty costs.

	Three Months Ended September 30,
(In thousands)	2026	Change increase (decrease)	2025
Client Support Revenues:
Americas	$262,315	$(30,847)	$293,162
EMEA	217,553	(20,115)	237,668
Asia Pacific	54,243	(1,772)	56,015
Total Client Support Revenues	534,111	(52,734)	586,845
Cost of Client Support Revenues	47,836	(16,228)	64,064
GAAP-based Client Support Gross Profit	$486,275	$(36,506)	$522,781
GAAP-based Client Support Gross Margin %	91.0%		89.1%

% Client Support Revenues by Geography:
Americas	49.1%		50.0%
EMEA	40.7%		40.5%
Asia Pacific	10.2%		9.5%
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Client support revenues decreased by $52.7 million or 9.0% during the three months ended September 30, 2026 as compared to the same period in the prior fiscal year; down 8.8% after excluding the unfavourable impact of $1.1 million of foreign exchange rate changes, down 6.0% after excluding an additional $17.5 million of prior year client support revenues from divested businesses. Geographically, the overall change was attributable to a decrease in Americas of $30.8 million, a decrease in EMEA of $20.1 million and a decrease in Asia Pacific of $1.8 million.
Cost of Client support revenues decreased by $16.2 million during the three months ended September 30, 2026 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $16.0 million, as compared to the same period in the prior fiscal year. Overall, the gross margin percentage on Client support revenues increased to 91% from 89%.
3)    License:
Our License revenue can be broadly categorized as perpetual licenses, term licenses and subscription licenses. Our License revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of License revenues consists primarily of royalties payable to third parties.

	Three Months Ended September 30,
(In thousands)	2026	Change increase (decrease)	2025
License Revenues:
Americas	$73,558	$1,455	$72,103
EMEA	36,887	(6,919)	43,806
Asia Pacific	13,402	(5,237)	18,639
Total License Revenues	123,847	(10,701)	134,548
Cost of License Revenues	4,275	(2,821)	7,096
GAAP-based License Gross Profit	$119,572	$(7,880)	$127,452
GAAP-based License Gross Margin %	96.5%		94.7%

% License Revenues by Geography:
Americas	59.4%		53.6%
EMEA	29.8%		32.6%
Asia Pacific	10.8%		13.8%

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
License revenues decreased by $10.7 million or 8.0% during the three months ended September 30, 2026 as compared to the same period in the prior fiscal year; down 7.7% after excluding the unfavourable impact of $0.3 million of foreign exchange rate changes, and remained flat after also excluding $10.4 million of prior year license revenues from divested businesses. Geographically, the overall change was attributable to a decrease in EMEA of $6.9 million, a decrease in Asia Pacific of $5.2 million, partially offset by an increase in Americas of $1.5 million.
During the first quarter of Fiscal 2027, we closed 38 license contracts greater than $0.5 million, of which 12 contracts were greater than $1.0 million, contributing $64.4 million of License revenues. This was compared to 40 license contracts greater than $0.5 million during the first quarter of Fiscal 2026, of which 9 contracts were greater than $1.0 million, contributing $56.1 million of License revenues.
Cost of License revenues decreased by $2.8 million during the three months ended September 30, 2026 as compared to the same period in the prior fiscal year. Overall, the gross margin percentage on License revenues increased to 97% from 95%.
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

	Three Months Ended September 30,
(In thousands)	2026	Change increase (decrease)	2025
Professional Service and Other Revenues:
Americas	$25,289	$(1,875)	$27,164
EMEA	36,347	(6,498)	42,845
Asia Pacific	11,571	(653)	12,224
Total Professional Service and Other Revenues	73,207	(9,026)	82,233
Cost of Professional Service and Other Revenues	57,732	(5,306)	63,038
GAAP-based Professional Service and Other Gross Profit	$15,475	$(3,720)	$19,195
GAAP-based Professional Service and Other Gross Margin %	21.1%		23.3%

% Professional Service and Other Revenues by Geography:
Americas	34.5%		33.0%
EMEA	49.6%		52.1%
Asia Pacific	15.9%		14.9%
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Professional service and other revenues decreased by $9.0 million or 11.0% during the three months ended September 30, 2026 as compared to the same period in the prior fiscal year; down 10.8% after excluding the unfavourable impact of foreign exchange rate changes. Geographically, the overall change was attributable to a decrease in EMEA of $6.5 million, a decrease in Americas of $1.9 million and a decrease in Asia Pacific of $0.7 million.
Cost of Professional service and other revenues decreased by $5.3 million during the three months ended September 30, 2026 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour-related costs of $5.4 million. Overall, the gross margin percentage on Professional service and other revenues decreased to 21% from 23%.

Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended September 30,
(In thousands)	2026	Change increase (decrease)	2025
Amortization of acquired technology-based intangible assets	$42,810	$(1,394)	$44,204
Amortization of acquired technology-based intangible assets decreased during the three months ended September 30, 2026 by $1.4 million as compared to the same period in the prior fiscal year. This was primarily due to a reduction in amortization related to technology-based intangible assets related to the Vertica divestiture.
Operating Expenses

	Three Months Ended September 30,
(In thousands)	2026	Change increase (decrease)	2025
Research and development	$142,147	$(26,981)	$169,128
Sales and marketing	277,587	20,532	257,055
General and administrative	105,813	50	105,763
Depreciation	39,802	3,881	35,921
Amortization of acquired client-based intangible assets	56,078	(23,483)	79,561
Special charges (recoveries)	33,290	13,151	20,139
Total operating expenses	$654,717	$(12,850)	$667,567

% of Total Revenues:
Research and development	11.5%		13.1%
Sales and marketing	22.4%		20.0%
General and administrative	8.6%		8.2%
Depreciation	3.2%		2.8%
Amortization of acquired client-based intangible assets	4.5%		6.2%
Special charges (recoveries)	2.7%		1.6%
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

Change between Three Months Ended September 30, 2026 and 2025
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$(22,139)
Contract labour and consulting	(578)
Share-based compensation	45
Travel and communication	(439)
Facilities	(3,741)
Other miscellaneous	(129)
Total change in research and development expenses	$(26,981)
Research and development expenses decreased by $27.0 million during the three months ended September 30, 2026 as compared to the same period in the prior fiscal year, primarily from restructuring and other cost savings initiatives. Payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives, decreased by $22.1 million and facility-related expenses decreased by $3.7 million. Overall, our research and development expenses, as a percentage of total revenues, decreased to 11% from 13% in the same period in the prior fiscal year.
Our research and development labour resources decreased by 875 employees, from 7,029 employees at September 30, 2025 to 6,154 employees at September 30, 2026.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing events and trade shows.

Change between Three Months Ended September 30, 2026 and 2025
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$878
Commissions	10,275
Contract labour and consulting	(887)
Share-based compensation	(25)
Travel and communication	(360)
Marketing expenses	9,815
Facilities	1,197
Credit loss expense (recovery)	(125)
Other miscellaneous	(236)
Total change in sales and marketing expenses	$20,532
Sales and marketing expenses increased by $20.5 million during the three months ended September 30, 2026 as compared to the same period in the prior fiscal year, primarily driven by investments in sales employees, higher commissions and marketing expenses. Commissions increased by $10.3 million and marketing expenses increased by $9.8 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased to 22% from 20%.
Our sales and marketing labour resources decreased by 251 employees, from 4,076 employees at September 30, 2025 to 3,825 employees at September 30, 2026.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, contract labour and consulting expenses and public company costs.

Change between Three Months Ended September 30, 2026 and 2025
(In thousands)	increase (decrease)
Payroll and payroll-related benefits	$(3,789)
Contract labour and consulting	1,224
Share-based compensation	2,100
Travel and communication	(828)
Facilities	378
Other miscellaneous	965
Total change in general and administrative expenses	$50
General and administrative expenses remained stable during the three months ended September 30, 2026 as compared to the same period in the prior fiscal year. Share-based compensation increased by $2.1 million, contract labour and consulting expenses increased by $1.2 million and other miscellaneous costs increased by $1.0 million, offset by a decrease of $3.8 million in payroll and payroll-related benefits, which is comprised of salaries, benefits and variable short-term incentives. Overall, general and administrative expenses, as a percentage of total revenues, increased to 9% compared to 8% in the same period in the prior fiscal year.
Our general and administrative labour resources decreased by 173 employees, from 2,796 employees at September 30, 2025 to 2,623 employees at September 30, 2026.
Depreciation expenses

	Three Months Ended September 30,
(In thousands)	2026	Change increase (decrease)	2025
Depreciation	$39,802	$3,881	$35,921
Depreciation expenses increased during the three months ended September 30, 2026 by $3.9 million compared to the same period in the prior fiscal year. Depreciation expenses, as a percentage of total revenue, remained stable for the three months ended September 30, 2026 at 3% as compared to the same period in the prior fiscal year.
Amortization of acquired client-based intangible assets

	Three Months Ended September 30,
(In thousands)	2026	Change increase (decrease)	2025
Amortization of acquired client-based intangible assets	$56,078	$(23,483)	$79,561
Amortization of acquired client-based intangible assets decreased during the three months ended September 30, 2026 by $23.5 million as compared to the same period in the prior fiscal year. This was due to a reduction in amortization related to client-based intangible assets from previous acquisitions becoming fully amortized and a reduction in amortization related to the Vertica divestiture.
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

	Three Months Ended September 30,
(In thousands)	2026	Change increase (decrease)	2025
Special charges (recoveries)	$33,290	$13,151	$20,139
Special charges (recoveries) increased by $13.2 million during the three months ended September 30, 2026 as compared to the same period in the prior fiscal year. This was due to an increase in restructuring costs of $10.7 million, primarily related to the timing of Business Optimization Plan initiatives, and an increase in divestiture costs of $3.6 million, partially offset by a decrease in other miscellaneous charges of $1.2 million, as compared to the same period in the prior fiscal year.
For more details on Special charges (recoveries), see Note 16 “Special Charges (Recoveries)” to our Condensed Consolidated Financial Statements.
Other Income (Expense), Net
The components of Other income (expense), net were as follows:

	Three Months Ended September 30,
(In thousands)	2026	Change increase (decrease)	2025
Foreign exchange gains (losses)	$3,677	$16,832	$(13,155)
Unrealized gains (losses) on derivatives not designated as hedges (1)	7,558	(285)	7,843
OpenText share in net income (loss) of equity investees (2)	5,729	3,312	2,417
Other miscellaneous income (expense)	(854)	(773)	(81)
Total other income (expense), net	$16,110	$19,086	$(2,976)
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

	Three Months Ended September 30,
(In thousands)	2026	Change increase (decrease)	2025
Interest expense related to total outstanding debt (1)	$72,106	$(12,617)	$84,723
Interest income	(9,419)	797	(10,216)
Other miscellaneous expense (2)	5,251	(1,356)	6,607
Total interest and other related expense, net	$67,938	$(13,176)	$81,114
______________________
(1)For more details, see Note 9 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
(2)Other miscellaneous expense primarily consists of the amortization of debt discount and the debt issuance costs. For more details, see Note 9 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Provision for Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates.

	Three Months Ended September 30,
(In thousands)	2026	Change increase (decrease)	2025
Provision for income taxes	$43,683	$4,484	$39,199
The Company’s effective tax rate for the three months ended September 30, 2026 was 22.0%, compared to 21.1% for the three months ended September 30, 2025. The effective tax rate increased year over year primarily related to a reduction in research and development credits, an increase in deferred taxes related to undistributed earnings, and an increase for the impact of internal reorganizations, partially offset by a decrease in valuation allowance in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
For information on certain potential tax contingencies, including the CRA matter, see Note 12 “Guarantees and Contingencies” and Note 13 “Income Taxes” to our Condensed Consolidated Financial Statements, as well as Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2026.

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
The Company does not acquire businesses on a predictable cycle, and therefore believes that the presentation of Non-GAAP measures, which in certain cases adjust for the impact of amortization of intangible assets and the related tax effects that are primarily related to acquisitions, will provide readers of financial statements with a more consistent basis for comparison across accounting periods and be more useful in helping readers understand the Company’s operating results and underlying operational trends. Additionally, the Company has engaged in various restructuring activities over the past several years, primarily due to acquisitions and most recently in response to our return to office planning, that have resulted in costs associated with reductions in headcount, consolidation of leased facilities and related costs, all of which are recorded under the Company’s Special charges (recoveries) caption on the Condensed Consolidated Statements of Income. Each restructuring activity is a discrete event based on a unique set of business objectives or circumstances, and each differs in terms of its operational implementation, business impact and scope, and the size of each restructuring plan can vary significantly from period to period. Therefore, the Company believes that the exclusion of these special charges (recoveries) will also better aid readers of financial statements in the understanding and comparability of the Company’s operating results and underlying operational trends. The Company also believes that presenting certain revenue growth measures adjusted for currency fluctuations provides useful information to investors by excluding the effect of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of the Company's underlying operating performance.
In summary, the Company believes the provision of supplemental Non-GAAP measures allows investors to evaluate the operational and financial performance of the Company’s core business using the same evaluation measures that management uses, and is therefore a useful indication of OpenText’s performance or expected performance of future operations and facilitates period-to-period comparison of operating performance (although prior performance is not necessarily indicative of future performance). As a result, the Company considers it appropriate and reasonable to provide, in addition to U.S. GAAP measures, supplementary Non-GAAP financial measures that exclude certain items from the presentation of its financial results.
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented.
Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2026
(In thousands, except for per share data)

	Three Months Ended September 30, 2026
	GAAP-based Measures	GAAP-based Measures % of Total Revenues	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenues
Cost of revenues
Cloud services and subscriptions	$178,453		$(1,691)	(1)	$176,762
Client support	47,836		(789)	(1)	47,047
Professional service and other	57,732		(714)	(1)	57,018
Amortization of acquired technology-based intangible assets	42,810		(42,810)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	905,528	73.2%	46,004	(3)	951,532	76.9%
Operating expenses
Research and development	142,147		(3,654)	(1)	138,493
Sales and marketing	277,587		(6,871)	(1)	270,716
General and administrative	105,813		(5,975)	(1)	99,838
Amortization of acquired client-based intangible assets	56,078		(56,078)	(2)	—
Special charges (recoveries)	33,290		(33,290)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	250,811		151,872	(5)	402,683
Other income (expense), net	16,110		(16,110)	(6)	—
Provision for income taxes	43,683		36,656	(7)	80,339
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	155,247		99,106	(8)	254,353
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.64		$0.41	(8)	$1.05
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
(3)GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenues.
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
(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2026
		Per share diluted
GAAP-based net income, attributable to OpenText	$155,247	$0.64
Add:
Amortization	98,888	0.41
Share-based compensation	19,694	0.08
Special charges (recoveries)	33,290	0.14
Other (income) expense, net	(16,110)	(0.07)
GAAP-based provision for income taxes	43,683	0.18
Non-GAAP-based provision for income taxes	(80,339)	(0.33)
Non-GAAP-based net income, attributable to OpenText	$254,353	$1.05
Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2026
GAAP-based net income, attributable to OpenText	$155,247
Add:
Provision for income taxes	43,683
Interest and other related expense, net	67,938
Amortization of acquired technology-based intangible assets	42,810
Amortization of acquired client-based intangible assets	56,078
Depreciation	39,802
Share-based compensation	19,694
Special charges (recoveries)	33,290
Other (income) expense, net	(16,110)
Adjusted EBITDA	$442,432

GAAP-based net income margin	12.6%
Adjusted EBITDA margin	35.8%
Reconciliation of Free Cash Flows

Three Months Ended September 30, 2026
GAAP-based cash flows provided by operating activities	$172,273
Add:
Capital expenditures	(33,756)
Free cash flows	$138,517

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2025
(In thousands, except for per share data)

	Three Months Ended September 30, 2025
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$172,217		$(1,749)	(1)	$170,468
Client support	64,064		(1,053)	(1)	63,011
Professional service and other	63,038		(499)	(1)	62,539
Amortization of acquired technology-based intangible assets	44,204		(44,204)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	937,516	72.8%	47,505	(3)	985,021	76.5%
Operating expenses
Research and development	169,128		(3,609)	(1)	165,519
Sales and marketing	257,055		(6,896)	(1)	250,159
General and administrative	105,763		(3,875)	(1)	101,888
Amortization of acquired client-based intangible assets	79,561		(79,561)	(2)	—
Special charges (recoveries)	20,139		(20,139)	(4)	—
GAAP-based income from operations / Non-GAAP-based income from operations	269,949		161,585	(5)	431,534
Other income (expense), net	(2,976)		2,976	(6)	—
Provision for income taxes	39,199		44,902	(7)	84,101
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	146,616		119,659	(8)	266,275
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.58		$0.47	(8)	$1.05
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
(3)GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenues.
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
(8)Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2025
		Per share diluted
GAAP-based net income, attributable to OpenText	$146,616	$0.58
Add:
Amortization	123,765	0.49
Share-based compensation	17,681	0.07
Special charges (recoveries)	20,139	0.08
Other (income) expense, net	2,976	0.01
GAAP-based provision for income taxes	39,199	0.15
Non-GAAP-based provision for income taxes	(84,101)	(0.33)
Non-GAAP-based net income, attributable to OpenText	$266,275	$1.05
Reconciliation of Adjusted EBITDA

Three Months Ended September 30, 2025
GAAP-based net income, attributable to OpenText	$146,616
Add:
Provision for income taxes	39,199
Interest and other related expense, net	81,114
Amortization of acquired technology-based intangible assets	44,204
Amortization of acquired client-based intangible assets	79,561
Depreciation	35,921
Share-based compensation	17,681
Special charges (recoveries)	20,139
Other (income) expense, net	2,976
Adjusted EBITDA	$467,411

GAAP-based net income margin	11.4%
Adjusted EBITDA margin	36.3%
Reconciliation of Free Cash Flows

Three Months Ended September 30, 2025
GAAP-based cash flows provided by operating activities	$147,763
Add:
Capital expenditures	(46,534)
Free cash flows	$101,229

Liquidity and Capital Resources
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of September 30, 2026	Change increase (decrease)	As of June 30, 2026
Cash and cash equivalents	$983,292	$27,268	$956,024
Restricted cash (1)	1,283	53	1,230
Total cash, cash equivalents and restricted cash	$984,575	$27,321	$957,254
______________________
(1)Restricted cash is classified under the Prepaid expenses and other current assets and Other assets line items on the Condensed Consolidated Balance Sheets (see Note 7 “Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements for more details).

	Three Months Ended September 30,
(In thousands)	2026	Change	2025
Cash provided by operating activities	$172,273	$24,510	$147,763
Cash used in investing activities	(33,115)	11,917	(45,032)
Cash used in financing activities	(111,536)	64,896	(176,432)
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
Cash flows from operating activities
Cash flows from operating activities increased by $24.5 million during the three months ended September 30, 2026, as compared to the same period in the prior fiscal year, driven by an increase in net changes from working capital of $19.0 million and an increase in net income after the impact of non-cash items of $5.5 million.
During the first quarter of Fiscal 2027 we had a days sales outstanding (DSO) of 48 days, compared to our DSO of 41 days during the first quarter of Fiscal 2026. The per day impact of our DSO in the first quarter of Fiscal 2027 and Fiscal 2026 on our cash flows was $13.8 million and $14.3 million, respectively. In arriving at DSO, we exclude contract assets as these assets do not provide an unconditional right to the related consideration from the client.
Cash flows from investing activities
Our cash flows from investing activities are primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by $11.9 million during the three months ended September 30, 2026, as compared to the same period in the prior fiscal year primarily due to a decrease in additions of property and equipment.
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
Cash flows used in financing activities decreased by $64.9 million during the three months ended September 30, 2026 as compared to the same period in the prior fiscal year. This is primarily due to a $77.6 million decrease in cash used for repurchases of Common Shares and treasury stock, partially offset by a $12.8 million increase in cash used due to the net change in TSA obligations driven by cash collections on behalf of Rocket Software and NetDocuments for certain transition services performed by the Company related to the Vertica and eDOCS divestitures.
Cash Dividends
During the three months ended September 30, 2026, we declared and paid cash dividends of $0.28 per Common Share in the aggregate amount of $66.5 million (three months ended September 30, 2025—$0.275 per Common Share in the aggregate amount of $68.2 million).
Future declarations of dividends and the establishment of future record and payment dates are subject to final determination and discretion of the Board. See Item 5 “Dividend Policy” included within our Annual Report on Form 10-K for Fiscal 2026 for more information.
Long-Term Debt and Credit Facilities
Our long-term debt and credit facilities consist of senior notes, a term loan facility and a revolving credit facility, as described below and in Note 9 “Long-Term Debt” to our Condensed Consolidated Financial Statements.
Senior Notes
As of September 30, 2026, we had senior notes outstanding, with maturities from 2027 through 2031 with a total carrying value of $4.3 billion. The senior notes bear interest at rates ranging from 3.875% to 6.90% per annum, payable semi-annually in arrears.
On October 2, 2026, we purchased and cancelled $300.0 million of the aggregate outstanding principal amount of the Senior Notes 2028 pursuant to a cash tender offer. See Note 24, “Subsequent Events” to our Condensed Consolidated Financial Statements.
Senior Secured Notes 2031 and 2033
On October 1, 2026, we issued $500.0 million in aggregate principal amount of 6.70% senior secured notes due 2031 (Senior Secured Notes 2031) and $500.0 million in aggregate principal amount of 7.15% senior secured notes due 2033 (Senior Secured Notes 2033) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. The Senior Secured Notes 2031 and the Senior Secured Notes 2033 bear interest at rates of 6.70% and 7.15% per annum, respectively, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2027. The Senior Secured Notes 2031 and the Senior Secured Notes 2033 will mature on October 15, 2031 and October 15, 2033, respectively, unless earlier redeemed in accordance with their terms or repurchased.
On October 2, 2026, the Company used the net proceeds from the issuance of the Senior Secured Notes 2031 and Senior Secured Notes 2033, along with cash on hand, to fund the redemption in full and cancellation of the outstanding $1.0 billion aggregate principal amount of Senior Secured Notes 2027, including the applicable redemption premium, accrued and unpaid interest and related costs and expenses. See Note 24, “Subsequent Events” to our Condensed Consolidated Financial Statements.
Acquisition Term Loan
In August 2022, we entered into a $2.585 billion first lien term loan facility (Acquisition Term Loan) with a seven-year term from the date of funding. The Acquisition Term Loan was amended in December 2022 to increase the aggregate principal amount to $3.585 billion. Repayments under the Acquisition Term Loan are equal to 0.25% of the principal amount in equal quarterly installments for the life of the Acquisition Term Loan, with the remainder due at maturity. Borrowings under the Acquisition Term Loan currently bear a floating rate of interest equal to Term SOFR (as defined in the Acquisition Term Loan) plus an applicable margin of 1.75%. As of September 30, 2026, the balance outstanding under the Acquisition Term Loan was $1.528 billion.
Following the issuance of the Senior Secured Notes 2031 and the Senior Secured Notes 2033 and the redemption of the Senior Secured Notes 2027, the Acquisition Term Loan is secured on a pari passu basis with the Revolver, the Senior Secured Notes 2031 and the Senior Secured Notes 2033. See Note 24 “Subsequent Events” to our Condensed Consolidated Financial Statements.

Revolver
As of September 30, 2026, there were no outstanding borrowings under our $750.0 million committed revolving credit facility (Revolver). As of that date, borrowings under the Revolver were secured by a first charge over substantially all of our assets on a pari passu basis with the Acquisition Term Loan and the Senior Secured Notes 2027 and bore interest at a floating rate equal to Term SOFR (as defined in the Revolver) plus a margin ranging from 1.25% to 1.75%, depending on our consolidated net leverage ratio.
On October 1, 2026, we amended the Revolver to, among other things, extend its maturity from December 19, 2028 to October 1, 2031, subject to certain conditions. Borrowings under the Revolver are secured on a pari passu basis with the Acquisition Term Loan, the Senior Secured Notes 2031 and the Senior Secured Notes 2033. See Note 24 “Subsequent Events” to our Condensed Consolidated Financial Statements.
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
Share Repurchase Plan / Normal Course Issuer Bid
In August 2026, the Company renewed its share repurchase plan, pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 12, 2026 until August 11, 2027, if considered advisable, up to a maximum of 10% of the public float of our Common Shares (calculated in accordance with Toronto Stock Exchange (TSX) rules) on the TSX (as part of the Fiscal 2027 NCIB, defined below), the NASDAQ and/or alternative trading systems in Canada and/or the United States, if eligible, subject to applicable law and stock exchange rules (the Fiscal 2027 Repurchase Plan). The price that we are authorized to pay for Common Shares in open market transactions is the market price at the time of purchase or such other price as is permitted by applicable law or stock exchange rules. The Fiscal 2027 Repurchase Plan will be effected in accordance with Rule 10b-18 under the Exchange Act and includes a normal course issuer bid (the Fiscal 2027 NCIB) to provide means to execute purchases over the TSX. The TSX approved the Company’s notice of intention to commence the Fiscal 2027 NCIB. Under the rules of the TSX, the maximum number of Common Shares that may be purchased in this period is 23,846,439 (representing 10% of the Company’s public float calculated in accordance with TSX rules) as of July 31, 2026, and the maximum number of Common Shares that can be purchased on a single day is 447,218 Common Shares, which was 25% of 1,788,872 (calculated in accordance with TSX rules based on the average daily trading volume for the Common Shares on the TSX for the six months ended July 31, 2026), subject to certain exceptions for block purchases, and subject in any case to the volume and other limitations under Rule 10b-18. Further, as part of the NCIB renewal, the Company has established an ASPP with its broker to facilitate repurchases of Common Shares.
During the three months ended September 30, 2026, we repurchased and cancelled 980,700 Common Shares for $23.4 million, inclusive of 2% Canadian excise taxes recorded (three months ended September 30, 2025— 3,156,323 Common Shares for $102.0 million).
Additionally, as of September 30, 2026, we recorded an accrual within Accounts payable and accrued liabilities and a corresponding charge to Retained earnings of $8.0 million, (as of September 30, 2025 — $25.0 million), representing the estimated value of Common Shares expected to be repurchased following the fiscal quarter ended September 30, 2026 pursuant to the ASPP.

Commitments and Contractual Obligations
As of September 30, 2026, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	October 1, 2026 - June 30, 2027	July 1, 2027 - June 30, 2029	July 1, 2029 - June 30, 2031	July 1, 2031 and beyond
Long-term debt obligations (1)	$6,647,061	$254,245	$2,397,029	$3,332,381	$663,406
Operating lease obligations (2)	227,773	54,842	96,211	38,745	37,975
Finance lease obligations (3)	309	309	—	—	—
Obligations for future leases (4)	53,544	853	15,897	20,943	15,851
Purchase obligations for contracts not accounted for as lease obligations	246,133	110,783	75,350	40,000	20,000
	$7,174,820	$421,032	$2,584,487	$3,432,069	$737,232
______________________
(1)Includes interest up to maturity and principal payments. The information presented herein does not give effect to the issuance of the Senior Secured Notes 2031 and Senior Secured Notes 2033, full redemption and cancellation of the Senior Secured Notes 2027, or the cash tender offer of a portion of the Senior Notes 2028, that occurred subsequent to September 30, 2026. See Note 9 “Long-Term Debt” and Note 24, “Subsequent Events to our Condensed Consolidated Financial Statements for more details.
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
(4)Represents the undiscounted future minimum lease payments relating to operating leases signed but not yet commenced as of September 30, 2026. See Note 4 “Leases” and Note 12 “Guarantees and Contingencies” to our Condensed Consolidated Financial Statements for more details.
Guarantees and Indemnifications
We have entered into client agreements which may include provisions to indemnify our clients against third-party claims that our software products or services infringe certain third-party intellectual property rights and for liabilities related to a breach of our confidentiality obligations. We have not made any material payments in relation to such indemnification provisions and have not accrued any liabilities related to these indemnification provisions in our Condensed Consolidated Financial Statements.
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
See Note 12 “Guarantees and Contingencies” to our Condensed Consolidated Financial Statements for more details.
Contingencies
As part of its ongoing audit of our Canadian tax returns, the Canada Revenue Agency (CRA) has disputed our transfer pricing methodology used for certain intercompany transactions with our international subsidiaries and has issued notices of reassessments for Fiscal 2012 through Fiscal 2016. We strongly disagree with the CRA’s positions and believe the reassessments of Fiscal 2012 through Fiscal 2016 (including any penalties) are without merit, and we are continuing to contest these reassessments.
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
We will continue to vigorously contest the adjustments to our taxable income and any penalty and interest assessments, as well as any reduction to the basis of our depreciable property. We are confident that our original tax filing positions were appropriate. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have not recorded any accruals in respect of these reassessments or proposed reassessments in our Condensed Consolidated Financial Statements.
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
As of September 30, 2026, we had an outstanding balance of $1.528 billion under the Acquisition Term Loan. Borrowings under the Acquisition Term Loan bear a floating interest rate of 1.75% plus Term SOFR (as defined in the Acquisition Term Loan). As of September 30, 2026, an adverse change of 100 basis points on the interest rate would have the effect of increasing our annual interest payment on the Acquisition Term Loan by approximately $15.3 million, assuming that the loan balance as of September 30, 2026 is outstanding for the entire period (June 30, 2026—$15.4 million).
For more information regarding the impact of SOFR, see “Stress in the global financial system may adversely affect our finances and operations” included within Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2026.
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
We have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the Canadian dollar foreign exchange forward contracts outstanding as of September 30, 2026, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of $0.7 million in the mark-to-market valuation on our existing foreign exchange forward contracts (June 30, 2026—$0.7 million).

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
Based on the 5-year EUR/USD cross currency swaps outstanding as of September 30, 2026, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $5.6 million in the mark-to-market valuation on our existing cross currency swaps (June 30, 2026—$5.7 million).
Based on the 7-year EUR/USD cross currency swaps outstanding as of September 30, 2026, a one cent change in the Euro to U.S. dollar forward exchange rate would have caused a change of $7.2 million in the mark-to-market valuation on our existing cross currency swaps (June 30, 2026—$7.5 million).
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of September 30, 2026 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at September 30, 2026	U.S. Dollar Equivalent at June 30, 2026
Euro	$193,508	$94,885
Indian Rupee	137,749	143,827
Chinese Yuan	61,795	64,095
British Pound	44,765	58,702
Swiss Franc	33,406	26,692
Other foreign currencies	104,515	102,308
Total cash and cash equivalents denominated in foreign currencies	575,738	490,509
U.S. Dollar	407,554	465,515
Total cash and cash equivalents	$983,292	$956,024
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by $57.6 million (June 30, 2026—$49.1 million), assuming we have not entered into any derivatives discussed above under “Foreign Currency Transaction Risk.”

Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2026. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASE OF EQUITY SECURITIES OF THE COMPANY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2026 through July 31, 2026	369,900	$23.13	369,900	10,632,656
August 1, 2026 through August 31, 2026	260,200	24.45	260,200	23,586,239
September 1, 2026 through September 30, 2026	350,600	23.26	350,600	23,235,639
Total	980,700	$23.53	980,700	23,235,639
______________________
(1)Excludes 2% Canadian excise taxes recorded related to repurchases under the Fiscal 2026 and Fiscal 2027 Repurchase Plans. See Note 11 “Equity and Share-based Compensation” for more details.
(2)In August 2026, the Company renewed its share repurchase plan, pursuant to which we may purchase for cancellation in open market transactions, from time to time over the 12-month period commencing on August 12, 2026 until August 11, 2027, if considered advisable, up to a maximum of 10% of the public float of our Common Shares. The share repurchase plan authorized in Fiscal 2027 is subject to an aggregate limit of 23,846,439. Shares repurchased for issuance to our employees under the ESPP are included as part of the aggregate limit in accordance with TSX rules.
Item 5. Other Information
During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as a part of this report:

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
4.1	Indenture governing the Company's 6.700% senior secured notes due 2031, dated as of October 1, 2026, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee and Notes collateral agent, and Computershare Advantage Trust of Canada (f/k/a BNY Trust Company of Canada), as Canadian trustee.	Company’s Form 8-K, filed October 1, 2026	4.1
4.2	Form of the Company's 6.700% senior secured notes due 2031 (included in Exhibit 4.1).	Company’s Form 8-K, filed October 1, 2026	4.2
4.3	Indenture governing the Company's 7.150% senior secured notes due 2033, dated as of October 1, 2026, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee and Notes collateral agent, and Computershare Advantage Trust of Canada (f/k/a BNY Trust Company of Canada), as Canadian trustee.	Company’s Form 8-K, filed October 1, 2026	4.3
4.4	Form of the Company's 7.150% senior secured notes due 2033 (included in Exhibit 4.3).	Company’s Form 8-K, filed October 1, 2026	4.4
10.1	Amendment No. 3 to Fourth Amended and Restated Credit Agreement, dated October 1, 2026, by and among Open Text Inc. and the Company, as borrowers, the guarantors party thereto, each of the lenders party thereto, Barclays Bank PLC, as administrative agent, collateral agent and swing line lender, and Royal Bank of Canada as documentary credit lender.	Company’s Form 8-K, filed October 1, 2026	10.1
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL taxonomy extension schema.
101.CAL	Inline XBRL taxonomy extension calculation linkbase.
101.DEF	Inline XBRL taxonomy extension definition linkbase.
101.LAB	Inline XBRL taxonomy extension label linkbase.
101.PRE	Inline XBRL taxonomy extension presentation.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date:	November 5, 2026

		By:	/s/ AYMAN ANTOUN
Ayman Antoun Chief Executive Officer (Principal Executive Officer)
/s/ STEVE RAI
Steve Rai Executive Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ COSMIN BALOTA
Cosmin Balota Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)